Form 10-K
period 2010-12-31
FIFTH THIRD BANCORP
filed 2011-02-28
CIK 35527

2010 ANNUAL REPORT

FINANCIAL CONTENTS

Annual Report on Form 10-K	129
Consolidated Ten Year Comparison	145
Directors and Officers	146
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

GLOSSARY OF TERMS

Fifth Third Bancorp provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in Management’s Discussion & Analysis of Financial Condition & Results of Operations, the Consolidated Financial Statements and in the Notes to Consolidated Financial Statements.

ALCO: Asset Liability Management Committee

ALLL: Allowance for Loan and Lease Losses

ARM: Adjustable Rate Mortgage

ASC: Accounting Standards Codification

BOLI: Bank Owned Life Insurance

bp: Basis Point(s)

C&I: Commercial and Industrial

CARD: Card Accountability, Responsibility and Disclosure

CDC: Fifth Third Community Development Corporation

CPP: Capital Purchase Program

DCF: Discounted Cash Flow

DIF: Deposit Insurance Fund

EESA: Emergency Economic Stabilization Act of 2008

ERISA: Employee Retirement Income Security Act

ERM: Enterprise Risk Management

ERMC: Enterprise Risk Management Committee

EVE: Economic Value of Equity

FASB: Financial Accounting Standards Board

FDIC: Federal Deposit Insurance Corporation

FHLB: Federal Home Loan Bank

FHLMC: Federal Home Loan Mortgage Corporation

FICO: Fair Isaac Corporation (credit rating)

FNMA: Federal National Mortgage Association

FRB: Federal Reserve Bank

FTAM: Fifth Third Asset Management, Inc.

FTE: Fully Taxable Equivalent

FTP: Funds Transfer Pricing

FTPS: Fifth Third Processing Solutions

FTS: Fifth Third Securities

GNMA: Government National Mortgage Association

IPO: Initial Public Offering

IRS: Internal Revenue Service

LAPA: Liquid Asset Purchase Agreement

LIBOR: London InterBank Offered Rate

LTV: Loan-to-Value

MD&A: Management’s Discussion & Analysis of Financial Condition and Results of Operations

MSR: Mortgage Servicing Right

NII: Net Interest Income

OCI: Other Comprehensive Income

OREO: Other Real Estate Owned

OTTI: Other-Than-Temporary Impairment

PMI: Private Mortgage Insurance

QSPE: Qualifying Special-Purpose Entity

RSA: Restricted Stock Award

SAR: Stock Appreciation Right

SEC: United States Securities and Exchange Commission

SCAP: Supervisory Capital Assessment Program

TAG: Transaction Account Guarantee

TARP: Troubled Asset Relief Program

TLGP: Temporary Liquidity Guarantee Program

TDR: Troubled Debt Restructuring

TSA: Transition Service Agreement

U.S.: United States of America

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

TABLE 1: SELECTED FINANCIAL DATA

For the years ended December 31 ($ in millions, except per share data)	2010	2009	2008	2007	2006
Income Statement Data
Net interest income (a)	$3,622	3,373	3,536	3,033	2,899
Noninterest income	2,729	4,782	2,946	2,467	2,012
Total revenue (a)	6,351	8,155	6,482	5,500	4,911
Provision for loan and lease losses	1,538	3,543	4,560	628	343
Noninterest expense	3,855	3,826	4,564	3,311	2,915
Net income (loss) attributable to Bancorp	753	737	(2,113)	1,076	1,188
Net income (loss) available to common shareholders	503	511	(2,180)	1,075	1,188
Common Share Data
Earnings per share, basic	$.63	.73	(3.91)	1.99	2.13
Earnings per share, diluted	.63	.67	(3.91)	1.98	2.12
Cash dividends per common share	.04	.04	.75	1.70	1.58
Market value per share	14.68	9.75	8.26	25.13	40.93
Book value per share	13.06	12.44	13.57	17.18	18.00
Financial Ratios
Return on assets	.67%	.64	(1.85)	1.05	1.13
Return on average common equity	5.0	5.6	(23.0)	11.2	12.1
Average equity as a percent of average assets	12.22	11.36	8.78	9.35	9.32
Tangible equity (b)	10.42	9.71	7.86	6.05	7.79
Tangible common equity (b)	7.04	6.45	4.23	6.14	7.95
Net interest margin (a)	3.66	3.32	3.54	3.36	3.06
Efficiency (a)	60.7	46.9	70.4	60.2	59.4
Credit Quality
Net losses charged off	$2,328	2,581	2,710	462	316
Net losses charged off as a percent of average loans and leases	3.02%	3.20	3.23	.61	.44
ALLL as a percent of loans and leases	3.88	4.88	3.31	1.17	1.04
Allowance for credit losses as a percent of loans and leases (c)	4.17	5.27	3.54	1.29	1.14
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (d)(e)	2.79	4.22	2.38	1.25	.61
Average Balances
Loans and leases, including held for sale	$79,232	83,391	85,835	78,348	73,493
Total securities and other short-term investments	19,699	18,135	14,045	12,034	21,288
Total assets	112,434	114,856	114,296	102,477	105,238
Transaction deposits (f)	65,662	55,235	52,680	50,987	49,678
Core deposits (g)	76,188	69,338	63,815	61,765	60,178
Wholesale funding (h)	18,917	28,539	36,261	27,254	31,691
Bancorp shareholders’ equity	13,737	13,053	10,038	9,583	9,811
Regulatory Capital Ratios
Tier I capital	13.94%	13.30	10.59	7.72	8.39
Total risk-based capital	18.14	17.48	14.78	10.16	11.07
Tier I leverage	12.79	12.34	10.27	8.50	8.44
Tier I common equity (b)	7.50	6.99	4.37	5.72	8.22
(a)	Amounts presented on an FTE basis. The FTE adjustments for years ended December 31, 2010, 2009, 2008, 2007 and 2006 were $18, $19, $22, $24 and $26, respectively.
(b)	The tangible equity, tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	The Bancorp modified its nonaccrual policy in 2009 to exclude consumer TDR loans less than 90 days past due as they were performing in accordance with restructuring terms. For comparability purposes, prior periods were adjusted to reflect this reclassification.
(f)	Includes demand, interest checking, savings, money market and foreign office deposits.
(g)	Includes transaction deposits plus other time deposits.
(h)	Includes certificates $100,000 and over, other foreign office deposits, federal funds purchased, short-term borrowings and long-term debt.

TABLE 2: QUARTERLY INFORMATION (unaudited)

	2010				2009
For the three months ended ($ in millions, except per share data)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Net interest income (FTE)	$919	916	887	901	$882	874	836	781
Provision for loan and lease losses	166	457	325	590	776	952	1,041	773
Noninterest income	656	827	620	627	651	851	2,583	697
Noninterest expense	987	979	935	956	967	876	1,021	962
Net income (loss) attributable to Bancorp	333	238	192	(10)	(98)	(97)	882	50
Net income (loss) available to common shareholders	270	175	130	(72)	(160)	(159)	856	(26)
Earnings per share, basic	.34	.22	.16	(.09)	(.20)	(.20)	1.35	(.04)
Earnings per share, diluted	.33	.22	.16	(.09)	(.20)	(.20)	1.15	(.04)

Fifth Third Bancorp	15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At December 31, 2010, the Bancorp had $111 billion in assets and operated 15 affiliates with 1,312 full-service Banking Centers including 103 Bank Mart® locations open seven days a week inside select grocery stores and 2,445 Jeanie® ATMs in 12 states throughout the Midwestern and Southeastern regions of the United States. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has a 49% interest in Fifth Third Processing Solutions, LLC.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2010, net interest income, on an FTE basis, and noninterest income provided 58% and 42% of total revenue, respectively. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived primarily from mortgage banking net revenue, service charges on deposits, corporate banking revenue, fiduciary and investment management fees and card and processing revenue. Noninterest expense is primarily driven by personnel costs and occupancy expenses, costs incurred in the origination of loans and leases, and insurance expenses paid to the FDIC.

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

Common Stock and Senior Notes Offerings

On January 25, 2011, the Bancorp raised $1.7 billion in new common equity through the issuance of 121,428,572 shares of common stock in an underwriting offering at an initial price of $14.00 per share. On January 24, 2011, the underwriters exercised their option to purchase an additional 12,142,857 shares at the offering price of $14.00 per share. In connection with this exercise, the Bancorp entered into a forward sale agreement which resulted in a final net payment of 959,821 shares on February 4, 2011.

On January 25, 2011, the Bancorp issued $1.0 billion of senior notes to third party investors, and entered into a Supplemental Indenture dated January 25, 2011 with Wilmington Trust Company, as Trustee, which modifies the existing Indenture for Senior Debt Securities dated April 30, 2008 between the Bancorp and the Trustee. The Supplemental Indenture and the Indenture define the rights of the Senior Notes, which Senior Notes are represented by Global Securities dated as of January 25, 2011. The senior notes bear a fixed rate of interest of 3.625% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amount of the notes will be due upon maturity on January 25, 2016. The notes will not be subject to the redemption at the Bancorp’s option at any time prior to maturity.

Repurchase of Outstanding TARP Preferred Stock

As further discussed in Note 24 of the Notes to Consolidated Financial Statements, on December 31, 2008, the Bancorp issued $3.4 billion of Fixed Rate Cumulative Perpetual Preferred Stock, Series F, and related warrants to the U.S. Treasury under the U.S. Treasury’s CPP.

On February 2, 2011, the Bancorp redeemed all 136,320 shares of its Series F Preferred Stock held by the U.S. Treasury. As discussed above, the net proceeds from the Bancorp’s January 2011 common stock and senior notes offerings and other funds were used to redeem the $3.4 billion of Series F Preferred Stock.

    In connection with the redemption of the Series F preferred Stock, the Bancorp accelerated the accretion of the remaining issuance discount on the Series F Preferred Stock and recorded a corresponding reduction in retained earnings of $153 million. This resulted in a one-time, noncash reduction in net income available to common shareholders and related basic and diluted earnings per share. This transaction will be reflected in the Bancorp’s Consolidated Financial Statements for the quarter ended March 31, 2011.

16	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dividends of $15 million were paid on February 2, 2011 when the Series F Preferred Stock was redeemed. The Bancorp paid total dividends of $356 million to the U.S. Treasury while the Series F Preferred Stock was outstanding. The Bancorp notified the U.S. Treasury on February 17, 2011, of its intention to negotiate for the purchase of the warrants issued to the U.S. Treasury in connection with the CPP preferred stock investment.

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

Earnings Summary

The Bancorp’s net income available to common shareholders for 2010 was $503 million, or $0.63 per diluted share, which was net of $250 million in preferred stock dividends. The Bancorp’s net income available to common shareholders was $511 million, or $0.67 per diluted share, for 2009, which was net of $226 million in preferred stock dividends. The Bancorp’s results for both years reflect a number of significant items.

Such items affecting 2010 include:

•	$152 million of noninterest income from the settlement of litigation associated with one of the Bancorp’s BOLI policies and $25 million of noninterest expense from related legal fees;
•	$110 million of noninterest expense from charges to representation and warranty reserves related to residential mortgage loans sold to third-parties; and
•	$68 million of net interest income due to the accretion of purchase accounting adjustments related to loans and deposits from acquisitions during 2008.

For comparison purposes, such items affecting 2009 include:

•	$1.8 billion of noninterest income from the Processing Business Sale to Advent International;
•	$244 million of noninterest income from the sale of the Bancorp’s Visa, Inc. Class B common shares and a $73 million reduction to noninterest expense from the release of Visa litigation reserves;
•	$136 million of net interest income due to the accretion of purchase accounting adjustments related to loans and deposits from acquisitions during 2008;
•	$106 million income tax benefit from the decision to surrender one of the Bancorp’s BOLI policies and the determination that previously recorded losses on the policy are tax deductible;
•	$31 million of noninterest expense from charges to representation and warranty reserves related to residential mortgage loans sold to third-parties;
•	$55 million of noninterest expense from a special assessment by the FDIC;
•	$55 million income tax benefit from an agreement with the IRS to settle all of the Bancorp’s disputed leverage leases for all open years;
•

$53 million in charges to other noninterest income reflecting reserves recorded in connection with the intent to surrender one of the Bancorp’s BOLI policies as well as losses related to market value declines; and

•

$35 million increase to net income available to common shareholders from the exchange of 63% of outstanding Series G preferred shares for approximately 60 million common shares and $230 million in cash.

Net interest income increased to $3.6 billion, from $3.4 billion in 2009. The primary reason for the seven percent increase in net interest income was a 39 bp increase in the net interest rate spread due to the runoff of higher priced term deposits in 2010 and the benefit of lower rates offered on new term deposits, as well as improved pricing on commercial loans. These benefits were partially offset by a decrease in the accretion of purchase accounting adjustments related to the 2008 acquisition of First Charter, which were $68 million in 2010, compared to $136 million in 2009. Net interest margin was 3.66% in 2010, an increase of 34 bp from 2009.

Noninterest income decreased 43% to $2.7 billion in 2010 compared to $4.8 billion in 2009, driven primarily by the Processing Business Sale in the second quarter of 2009, which resulted in a pre-tax gain of $1.8 billion, as well as a $244 million gain related to the sale of the Bancorp’s Visa, Inc. Class B shares in 2009. Mortgage banking net revenue increased $94 million as a result of strong net servicing revenue and higher margins on sold loans, partially offset by a decline in mortgage originations. Card and processing revenue decreased 49% due to the Processing Business Sale in the second quarter of 2009. Service charges on deposits decreased $58 million primarily due to the impact of new overdraft regulation and policies which resulted in a decrease in overdraft occurrences. Investment advisory revenue increased $35 million as the result of improved market performance and sales production that drove an increase in brokerage activity and assets under care. Corporate banking revenue decreased two percent largely due to decreases in international income and lease remarketing fees, partially offset by growth in syndication and business lending fees.

    Noninterest expense increased $29 million, or one percent, compared to 2009. Noninterest expense in 2010 included $25 million in legal fees associated with the settlement of claims with the insurance carrier on one of the Bancorp’s BOLI policies while noninterest expense in 2009 included a $73 million reduction in the Visa litigation reserve as well as a $55 million FDIC special assessment charge. Total personnel costs increased $94 million, or six percent in 2010 compared to 2009, due primarily to investments in the sales force in 2010. In addition, charges to representation and warranty reserves related to residential mortgage loans sold to third-parties totaled $110 million in 2010, compared to $31 million in 2009 due to a higher volume of repurchase demands. Partially offsetting these negative impacts was a $123 million decrease in the provision for unfunded commitments and letters of credit due to lower estimates of inherent losses as the result of a decrease in delinquent loans driven by moderation in economic conditions during 2010. In addition, card and processing expense decreased $85 million compared to 2009 due to the Processing Business Sale in June of 2009. Noninterest expense in 2010 and 2009 included $242 million and $269 million, respectively, of FDIC insurance and other taxes.

Fifth Third Bancorp	17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp does not originate subprime mortgage loans, does not hold credit default swaps and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. Throughout 2010, the Bancorp continued to be affected by high unemployment rates, weakened housing markets, particularly in the upper Midwest and Florida, and a challenging credit environment. Credit trends, however, continued to show signs of moderation in 2010 and, as a result, the provision for loan and lease losses decreased to $1.5 billion for the year ended December 31, 2010, compared to $3.5 billion during 2009.

Net charge-offs as a percent of average loans and leases decreased to 3.02% in 2010 compared to 3.20% in 2009. In the third quarter of 2010, the Bancorp took significant actions to reduce credit risk. Residential mortgage loans in the Bancorp’s portfolio with a carrying value of $228 million were sold for $105 million, generating $123 million in net charge-offs. Additionally, commercial loans with a carrying value prior to transfer of $961 million were transferred to held-for-sale, generating $387 million in net charge-offs. Including the impact of these actions, nonperforming assets as a percent of loans, leases and other assets, including other real estate owned (excluding nonaccrual loans held for sale) decreased to 2.79% at December 31, 2010, from 4.22% at December 31, 2009. Refer to the Credit Risk Management section in MD&A for more information on credit quality.

The Bancorp took a number of actions to strengthen its capital position in 2009. On June 4, 2009, the Bancorp completed an at-the-market offering resulting in the sale of $1 billion of its common shares at an average share price of $6.33. In addition, on June 17, 2009, the Bancorp completed its offer to exchange shares of its common stock and cash for shares of its Series G convertible preferred stock. As a result, the Bancorp recognized an increase in net income available to common shareholders of $35 million based upon the difference in carrying value of the Series G preferred shares and the fair value of the common shares and cash issued. See the Capital Management section of MD&A for further information on the Bancorp’s capital transactions.

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System. As of December 31, 2010, the Tier 1 capital ratio was 13.94%, the Tier 1 leverage ratio was 12.79% and the total risk-based capital ratio was 18.14%.

18	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

The Bancorp considers various measures when evaluating capital utilization and adequacy, including the tangible equity ratio, tangible common equity ratio and tier I common equity ratio, in addition to capital ratios defined by banking regulators. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Because U.S. GAAP does not include capital ratio measures, the Bancorp believes there are no comparable U.S. GAAP financial measures to these ratios. Tier I common equity is not formally defined by U.S. GAAP or codified in the federal banking regulations and, therefore, is considered to be a non-GAAP financial measure. Since analysts and banking regulators may assess the Bancorp’s capital adequacy using these ratios, the Bancorp believes they are useful to provide investors the ability to assess its capital adequacy on the same basis.

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

The following table reconciles non-GAAP financial measures to U.S. GAAP as of December 31:

TABLE 3: NON-GAAP FINANCIAL MEASURES

($ in millions)	2010	2009
Total Bancorp shareholders’ equity (U.S. GAAP)	$14,051	$13,497
Less:
Goodwill	(2,417)	(2,417)
Intangible assets	(62)	(106)
Accumulated other comprehensive income	(314)	(241)
Tangible equity (1)	11,258	10,733
Less: preferred stock	(3,654)	(3,609)
Tangible common equity (2)	7,604	7,124
Total assets (U.S. GAAP)	111,007	113,380
Less:
Goodwill	(2,417)	(2,417)
Intangible assets	(62)	(106)
Accumulated other comprehensive income, before tax	(483)	(370)
Tangible assets, excluding unrealized gains / losses (3)	$108,045	$110,487
Total Bancorp shareholders’ equity (U.S. GAAP)	14,051	$13,497
Goodwill and certain other intangibles	(2,546)	(2,565)
Unrealized gains	(314)	(241)
Qualifying trust preferred securities	2,763	2,763
Other	11	(26)
Tier I capital	13,965	13,428
Less: Preferred stock	(3,654)	(3,609)
Qualifying trust preferred securities	(2,763)	(2,763)
Qualified noncontrolling interest in consolidated subsidiaries	(30)	—
Tier I common equity (4)	7,518	7,056
Risk-weighted assets (5) (a)	100,193	100,933
Ratios:
Tangible equity (1) / (3)	10.42%	9.71%
Tangible common equity (2) / (3)	7.04%	6.45%
Tier I common equity (4) / (5)	7.50%	6.99%
(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, resulting in the Bancorp’s total risk-weighted assets.

RECENT ACCOUNTING STANDARDS

Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standards adopted by the Bancorp during 2010 and 2009 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

Fifth Third Bancorp	19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. No material changes were made to the valuation techniques or models described below during the year ended December 31, 2010.

ALLL

The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage, and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the commercial portfolio segment include commercial & industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction, and commercial leasing. The residential mortgage portfolio segment is also considered a class. Classes within the consumer segment include home equity, automobile, credit card, and other consumer loans and leases. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, see Note 7 of the Notes to Consolidated Financial Statements.

Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses, as well as loans that have been modified in a TDR, are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the loan structure, and other factors when evaluating whether an individual loan is impaired. Other factors may include the industry of the borrower, size and financial condition of the borrower, cash flow, leverage of the borrower, and the Bancorp’s evaluation of the borrower’s management. When individual loans are impaired, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, as well as evaluation of legal options available to the Bancorp. Allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, fair value of the underlying collateral or readily observable secondary market values. The Bancorp evaluates the collectability of both principal and interest when assessing the need for a loss accrual.

Historical credit loss rates are applied to commercial loans that are not impaired or are impaired, but smaller than the established threshold of $1 million and thus not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which tracks the historical net charge-off experience sustained on loans according to their internal risk grade. The risk grading system currently utilized for allowance analysis purposes encompasses ten categories.

    Homogenous loans and leases in the residential mortgage and consumer portfolio segments are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks, and allowances are established based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category. Historical loss rates may be adjusted for significant factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Factors that management considers in the analysis include the effects of the national and local economies; trends in the nature and volume of delinquencies, charge-offs and nonaccrual loans; changes in loan mix; credit score migration comparisons; asset quality trends; risk management and loan administration; changes in the internal lending policies and credit standards; collection practices; and examination results from bank regulatory agencies and the Bancorp’s internal credit reviewers.

The Bancorp’s current methodology for determining the ALLL is based on historical loss rates, current credit grades, specific allocation on TDRs and impaired commercial credits above specified thresholds and other qualitative adjustments. Allowances on individual commercial loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. An unallocated allowance is maintained to recognize the imprecision in estimating and measuring losses when evaluating allowances for individual loans or pools of loans.

Loans acquired by the Bancorp through a purchase business combination are recorded at fair value as of the acquisition date. The Bancorp does not carry over the acquired company’s ALLL, nor does the Bancorp add to its existing ALLL as part of purchase accounting.

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

The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for impairment in the servicing portfolio. For purposes of measuring impairment, the mortgage servicing rights are stratified into classes based on the financial asset type and interest rates. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income in the Consolidated Statements of Income as loan payments are received. Costs of servicing loans are charged to expense as incurred. For additional information on servicing rights, see Note 13 of the Notes to Consolidated Financial Statements.

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

The Bancorp’s fair value measurements involve various valuation techniques and models, which involve inputs that are observable, when available, and include the following significant instruments: available-for-sale and trading securities, residential mortgage loans held for investment and held for sale and certain derivatives. The following is a summary of valuation techniques utilized by the Bancorp for its significant assets and liabilities measured at fair value on a recurring basis.

Available-for-sale and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include agency and non-agency mortgage-backed securities, other asset-backed securities, obligations of U.S. Government sponsored agencies, and corporate and municipal bonds. Agency mortgage-backed securities, obligations of U.S. Government sponsored agencies, and corporate and municipal bonds are generally valued using a market approach based on observable prices of securities with similar characteristics. Non-agency mortgage-backed securities and other asset-backed securities are generally valued using an income approach based on discounted cash flows, incorporating prepayment speeds, performance of underlying collateral and specific tranche-level attributes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Trading securities classified as Level 3 consist of auction rate securities. Due to the illiquidity in the market for these types of securities at December 31, 2010, the Bancorp measured fair value using a discount rate based on the assumed holding period.

Fifth Third Bancorp	21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

Residential mortgage loans held for sale and held for investment

For residential mortgage loans held for sale, fair value is estimated based upon mortgage-backed securities prices and spreads to those prices or, for certain ARM loans, discounted cash flow models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral, and market conditions. The anticipated portfolio composition includes the effect of interest rate spreads and discount rates due to loan characteristics such as the state in which the loan was originated, the loan amount and the ARM margin. Residential mortgage loans held for sale that are valued based on mortgage-backed securities prices are classified within Level 2 of the valuation hierarchy as the valuation is based on external pricing for similar instruments. ARM loans classified as held for sale are also classified within Level 2 of the valuation hierarchy due to the use of observable inputs in the discounted cash flow model. These observable inputs include interest rate spreads from agency mortgage-backed securities market rates and observable discount rates. For residential mortgage loans reclassified from held for sale to held for investment, the fair value estimation is based primarily on the underlying collateral values. Therefore, these loans are classified within Level 3 of the valuation hierarchy.

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties, and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At December 31, 2010, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of warrants and put rights associated with the Processing Business Sale and a total return swap associated with the Bancorp’s sale of its Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

In addition to the assets and liabilities measured at fair value on a recurring basis, the Bancorp measures servicing rights, certain loans and long-lived assets at fair value on a nonrecurring basis. Refer to Note 28 of the Notes to Consolidated Financial Statements for further information on fair value measurements.

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

    During Step 2, the Bancorp determines the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. This assignment process is only performed for purposes of testing goodwill for impairment. The Bancorp does not adjust the carrying values of recognized assets or liabilities (other than goodwill, if appropriate), nor recognize previously unrecognized intangible assets in the Consolidated Financial Statements as a result of this assignment process. Refer to Note 10 of the Notes to Consolidated Financial Statements for further information regarding the Bancorp’s goodwill.

22	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

RISK FACTORS

The risks listed here are not the only risks that Fifth Third faces. Additional risks that are not presently known or that Fifth Third presently deems to be immaterial could also have a material, adverse impact on its financial condition, the results of its operations, or its business.

RISKS RELATING TO ECONOMIC AND MARKET CONDITIONS

Weakness in the economy and in the real estate market, including specific weakness within Fifth Third’s geographic footprint, has adversely affected Fifth Third and may continue to adversely affect Fifth Third.

If the strength of the U.S. economy in general and the strength of the local economies in which Fifth Third conducts operations declines or does not improve in a reasonable time frame, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant effect on Fifth Third’s loan portfolio and ALLL and in the receipt of lower proceeds from the sale of loans and foreclosed properties. A significant portion of Fifth Third’s residential mortgage and commercial real estate loan portfolios are comprised of borrowers in Michigan, Northern Ohio and Florida, which markets have been particularly adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building. These factors could result in higher delinquencies, greater charge-offs and increased losses on the sale of foreclosed real estate in future periods, which could materially adversely affect Fifth Third’s financial condition and results of operations.

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

Problems encountered by financial institutions larger than or similar to Fifth Third could adversely affect financial markets generally and have indirect adverse effects on Fifth Third.

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

The price for shares of Fifth Third’s common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to Fifth Third’s performance. General market price declines or market volatility in the future could adversely affect the price for shares of Fifth Third’s common stock, and the current market price of such shares may not be indicative of future market prices.

Fifth Third Bancorp	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

RISKS RELATING TO FIFTH THIRD’S GENERAL BUSINESS

Deteriorating credit quality, particularly in real estate loans, has adversely impacted Fifth Third and may continue to adversely impact Fifth Third.

Fifth Third has experienced a downturn in credit performance and credit conditions and the performance of its loan portfolio could deteriorate in the future. The downturn caused Fifth Third to increase its ALLL, driven primarily by higher allocations related to residential mortgage and home equity loans, commercial real estate loans and loans of entities related to or dependent upon the real estate industry. If the performance of Fifth Third’s loan portfolio does not continue to improve and/or stabilize, additional increases in the ALLL may be necessary in the future. Accordingly, a decrease in the quality of Fifth Third’s credit portfolio could have a material adverse effect on earnings and results of operations.

Fifth Third must maintain adequate sources of funding and liquidity.

Fifth Third must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory expectations. Fifth Third’s ability to maintain sources of funding and liquidity could be impacted by changes in the capital markets in which it operates. Additionally, if Fifth Third sought additional sources of capital, liquidity or funding, those additional sources could dilute current shareholders’ ownership interests.

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

Fifth Third Bancorp is a separate and distinct legal entity from its subsidiaries. Fifth Third Bancorp typically receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Fifth Third Bancorp’s stock and interest and principal on its debt. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that Fifth Third’s bank and certain nonbank subsidiaries may pay. Also, Fifth Third Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors. Limitations on Fifth Third’s ability to receive dividends from its subsidiaries could have a material adverse effect on Fifth Third’s liquidity and ability to pay dividends on stock or interest and principal on its debt.

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

Fifth Third’s ability to access the capital markets is important to its overall funding profile. This access is affected by the ratings assigned by rating agencies to Fifth Third, certain of its subsidiaries and particular classes of securities they issue. The interest rates that Fifth Third pays on its securities are also influenced by, among other things, the credit ratings that it, its subsidiaries and/or its securities receive from recognized rating agencies. A downgrade to Fifth Third or its subsidiaries’ credit rating could affect its ability to access the capital markets, increase its borrowing costs and negatively impact its profitability. A ratings downgrade to Fifth Third, its subsidiaries or their securities could also create obligations or liabilities to Fifth Third under the terms of its outstanding securities that could increase Fifth Third’s costs or otherwise have a negative effect on the Bancorp’s results of operations or financial condition. Additionally, a downgrade of the credit rating of any particular security issued by Fifth Third or its subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold. On November 1, 2010, citing their view that the likelihood of government support in the future for larger regional banks had declined, Moody’s downgraded ten large regional banks, including Fifth Third’s subsidiary bank, Fifth Third Bank. Fifth Third Bank’s credit ratings for short-term obligations, long-term deposit and senior debt were downgraded to P2, A3 and A3, respectively, from P1, A2 and A2, respectively. During 2010, DBRS Investors Service downgraded Fifth Third’s issuer rating to “AL” from “A” and downgraded the long term debt rating and deposit ratings for Fifth Third’s bank subsidiary to “A” from “AH.”

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

Pursuant to the standardized terms of the CPP, among other things, Fifth Third has agreed to institute certain restrictions on the compensation of certain senior management positions, which could have an adverse effect on Fifth Third’s ability to hire or retain the most qualified senior management. It is possible that the U.S. Treasury may, as it is permitted to do, impose further requirements on Fifth Third. In June 2010, the federal banking agencies issued joint guidance on executive compensation intended to ensure that a bank organization’s incentive compensation policies don’t encourage excessive risk taking. In addition, the Dodd-Frank Act requires those agencies to adopt guidance or rules to enhance the reporting of incentive compensation and to prohibit certain compensation arrangements. Also in 2010, the FDIC issued a request for comments on whether banks with compensation plans that encourage excessive risk taking should be charged at higher deposit assessment rates than such banks would otherwise be charged. If Fifth Third is unable to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, or if compensation costs required to attract and retain employees become more expensive, Fifth Third’s performance, including its competitive position, could be materially adversely affected.

Fifth Third’s mortgage banking revenue can be volatile from quarter to quarter.

Fifth Third earns revenue from the fees it receives for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue Fifth Third receives from loan originations. At the same time, revenue from MSRs can increase through increases in fair value. When rates fall, mortgage originations tend to increase and the value of MSRs tends to decline, also with some offsetting revenue effect. Even though they can act as a “natural hedge,” the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of residential MSRs is immediate, but any offsetting revenue benefit from more originations and the MSRs relating to the new loans would accrue over time. It is also possible that, because of the recession and deteriorating housing market, even if interest rates were to fall, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the MSRs value caused by the lower rates.

    Fifth Third typically uses derivatives and other instruments to hedge its mortgage banking interest rate risk. Fifth Third generally does not hedge all of its risks, and the fact that Fifth Third attempts to hedge any of the risks does not mean Fifth Third will be successful. Hedging is a complex process, requiring sophisticated models and constant monitoring, and is not a perfect science. Fifth Third may use hedging instruments tied to U.S. Treasury rates, LIBOR or Eurodollars that may not perfectly correlate with the value or income being hedged. Fifth Third could incur significant losses from its hedging activities. There may be periods where Fifth Third elects not to use derivatives and other instruments to hedge mortgage banking interest rate risk.

The preparation of Fifth Third’s financial statements requires the use of estimates that may vary from actual results.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make significant estimates that affect the financial statements. Two of Fifth Third’s most critical estimates are the level of the ALLL and the valuation of mortgage servicing rights. Due to the uncertainty of estimates involved, Fifth Third may have to significantly increase the ALLL and/or sustain credit losses that are significantly higher than the provided allowance and could recognize a significant provision for impairment of its mortgage servicing rights. If Fifth Third’s ALLL is not adequate, Fifth Third’s business, financial condition, including its liquidity and capital, and results of operations could be materially adversely affected.

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

The accounting standard setters, including the FASB, the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of Fifth Third’s consolidated financial statements. These changes can be hard to predict and can materially impact how Fifth Third records and reports its financial condition and results of operations. In some cases, Fifth Third could be required to apply a new or revised standard retroactively, which would result in the recasting of Fifth Third’s prior period financial statements.

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

Fifth Third is exposed to many types of operational risk, including reputational risk, legal and compliance risk, environmental risks from its properties, the risk of fraud or theft by employees, customers or outsiders, unauthorized transactions by employees, operating system disruptions or operational errors.

    Negative public opinion can result from Fifth Third’s actual or alleged conduct in activities, such as lending practices, data security, corporate governance and acquisitions, and may damage Fifth Third’s reputation. Negative public opinion has been observed in relation to banks participating in the U.S. Treasury’s TARP program, in which Fifth Third was a participant. Additionally, actions taken by government regulators and community organizations may also damage Fifth Third’s reputation. This negative public opinion can adversely affect Fifth Third’s ability to attract and keep customers and can expose it to litigation and regulatory action.

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

During the second quarter of 2009, Fifth Third sold an approximate 51% interest in FTPS to Advent International. Prior to the sale, FTPS relied on Fifth Third to support its operating and administrative functions. Fifth Third has entered into agreements to provide FTPS certain services during the deconversion period. Fifth Third’s operating results may suffer if the cost of providing these services exceeds the amount received from FTPS. As part of the sale, FTPS also assumed loans owed Fifth Third. Repayment of these loans is contingent on future cash flows and profitability at FTPS.

In connection with the sale, Fifth Third provided Advent International with certain put rights that are exercisable in the event of three unlikely circumstances. Based on Fifth Third’s current ownership share in FTPS of approximately 49%, FTPS is accounted for under the equity method and is not consolidated. The exercise of the put rights would result in FTPS becoming a wholly owned subsidiary of Fifth Third. As a result, FTPS would be consolidated and would subject Fifth Third to the risks inherent in integrating a business. Additionally, such a change in the accounting treatment for FTPS may adversely impact Fifth Third’s capital.

Weather related events or other natural disasters may have an effect on the performance of Fifth Third’s loan portfolios, especially in its coastal markets, thereby adversely impacting its results of operations.

Fifth Third’s footprint stretches from the upper Midwestern to lower Southeastern regions of the United States. This area has experienced weather events including hurricanes and other natural disasters. The nature and level of these events and the impact of global climate change upon their frequency and severity cannot be predicted. If large scale events occur, they may significantly impact its loan portfolios by damaging properties pledged as collateral as well as impairing its borrower’s ability to repay their loans.

RISKS RELATED TO THE LEGAL AND REGULATORY ENVIRONMENT

As a regulated entity, Fifth Third must maintain certain capital requirements that may limit its operations and potential growth.

Fifth Third is a bank holding company and a financial holding company. As such, Fifth Third is subject to the comprehensive, consolidated supervision and regulation of the FRB, including risk-based and leverage capital requirements. Fifth Third must maintain certain risk-based and leverage capital ratios as required by its banking regulators and which can change depending upon general economic conditions and Fifth Third’s particular condition, risk profile and growth plans. Compliance with the capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect Fifth Third’s ability to expand or maintain present business levels.

Fifth Third’s subsidiary bank must remain well-capitalized, well-managed and maintain at least a “Satisfactory” CRA rating for Fifth Third to retain its status as a financial holding company. Failure to meet these requirements could result in the FRB placing limitations or conditions on Fifth Third’s activities (and the commencement of new activities) and could

26	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ultimately result in the loss of financial holding company status. In addition, failure by Fifth Third’s bank subsidiary to meet applicable capital guidelines could subject the bank to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.

Fifth Third’s business, financial condition and results of operations could be adversely affected by new or changed regulations and by the manner in which such regulations are applied by regulatory authorities.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus on and scrutiny of the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to the Bancorp’s participation in U.S. Treasury’s CPP and Capital Assistance Program, the U.S. Government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insured deposits. These programs subject the Bancorp and other financial institutions who have participated in these programs to additional restrictions, oversight and/or costs that may have an impact on the Bancorp’s business, financial condition, results of operations or the price of its common stock.

Compliance with such regulation and scrutiny may significantly increase the Bancorp’s costs, impede the efficiency of its internal business processes, require it to increase its regulatory capital and limit its ability to pursue business opportunities in an efficient manner. The Bancorp also may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The increased costs associated with anticipated regulatory and political scrutiny could adversely impact the Bancorp’s results of operations.

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

Fifth Third is subject to various regulatory requirements that limit its operations and potential growth.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions and their holding companies, the FRB and the Ohio Division of Financial Institutions have the authority to compel or restrict certain actions by Fifth Third and its subsidiary bank. Fifth Third and its subsidiary bank are subject to such supervisory authority and, more generally, must, in certain instances, obtain prior regulatory approval before engaging in certain activities or corporate decisions. There can be no assurance that such approvals, if required, would be forthcoming or that such approvals would be granted in a timely manner. Failure to receive any such approval, if required, could limit or impair Fifth Third’s operations, restrict its growth and/or affect its dividend policy. Such actions and activities subject to prior approval include, but are not limited to, increasing dividends paid by Fifth Third or its subsidiary bank, purchasing or redeeming any shares of its stock, entering into a merger or acquisition transaction, acquiring or establishing new branches, and entering into new businesses.

In addition, Fifth Third, as well as other financial institutions more generally, have recently been subjected to increased scrutiny from regulatory authorities stemming from broader systemic regulatory concerns, including with respect to stress testing, capital levels, asset quality, provisioning and other prudential matters, arising as a result of the recent financial crisis and efforts to ensure that financial institutions take steps to improve their risk management and prevent future crises.

In some cases, regulatory agencies may take supervisory actions that are considered to be confidential supervisory information which may not be publicly disclosed. Finally, as part of Fifth Third’s regular examination process, Fifth Third’s and its subsidiary bank’s respective regulators may advise it and its subsidiary bank to operate under various restrictions as a prudential matter. Such supervisory actions or restrictions, if and in whatever manner imposed, could have a material adverse effect on Fifth Third’s business and results of operations.

Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, investigations and proceedings by government and self-regulatory agencies which may lead to adverse consequences.

Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by government and self-regulatory agencies, including the SEC, regarding their respective businesses. Such matters may result in material adverse consequences, including without limitation, adverse judgments, settlements, fines, penalties, injunctions or other actions, amendments and/or restatements of Fifth Third’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in its disclosure controls and procedures. The SEC is investigating and has made several requests for information, including by subpoena, concerning issues which Fifth Third understands relate to accounting and reporting matters involving certain of its commercial loans. This could lead to an enforcement proceeding by the SEC which, in turn, may result in one or more such material adverse consequences.

Deposit insurance premiums levied against Fifth Third may increase if the number of bank failures do not subside or the cost of resolving failed banks increases.

The FDIC maintains a DIF to resolve the cost of bank failures. The DIF is funded by fees assessed on insured depository institutions including Fifth Third. The magnitude and cost of resolving an increased number of bank failures have reduced the DIF. In 2009, the FDIC collected a special assessment to replenish the DIF. In addition, a prepayment of an estimated amount of future deposit insurance premiums was made on December 30, 2009. Future deposit premiums paid by Fifth Third depend on the level of the DIF and the magnitude and cost of future bank failures.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

its ability to increase the value of its business. Additionally, actions by regulatory agencies or significant litigation against the Bancorp could cause it to devote significant time and resources to defending itself and may lead to penalties that materially affect the Bancorp and its shareholders. Future changes in the laws, including tax laws, or, as a participant in the CPP under the EESA, the rules and regulations promulgated thereunder or the American Recovery and Reinvestment Act of 2009, or regulations or their interpretations or enforcement may also be materially adverse to the Bancorp and its shareholders or may require the Bancorp to expend significant time and resources to comply with such requirements.

On July 21, 2010 the President of the United States signed into law the Dodd-Frank Act. The Dodd-Frank Act will have material implications for Fifth Third and the entire financial services industry. Among other things it will or potentially could:

•	Result in Fifth Third being subject to enhanced oversight and scrutiny as a result of being a bank holding company with $50 billion or more in consolidated assets;
•

Result in the appointment of the FDIC as receiver of Fifth Third in an orderly liquidation proceeding, if the Secretary of the U.S. Treasury, upon recommendation of two-thirds of the FRB and the FDIC and in consultation with the President of the United States, finds Fifth Third to be in default or danger of default;

•

Affect the levels of capital and liquidity with which Fifth Third must operate and how it plans capital and liquidity levels (including a phased-in elimination of Fifth Third’s existing trust preferred securities as Tier 1 capital);

•	Subject Fifth Third to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;
•	Impact Fifth Third’s ability to invest in certain types of entities or engage in certain activities;
•	Impact a number of Fifth Third’s business and risk management strategies;
•	Restrict the revenue that Fifth Third generates from certain businesses, including interchange fee revenue generated by Fifth Third’s credit card business;
•	Subject Fifth Third to a new Consumer Financial Protection Bureau, which will have very broad rule-making and enforcement authorities; and
•	Subject Fifth Third to oversight and regulation by a new and different litigation and regulatory regime.

As the Dodd-Frank Act requires that many studies be conducted and that hundreds of regulations be written in order to fully implement it, the full impact of this legislation on Fifth Third, its business strategies and financial performance cannot be known at this time, and may not be known for a number of years. However, these impacts are expected to be substantial and some of them are likely to adversely affect Fifth Third and its financial performance. The extent to which Fifth Third can adjust its strategies to offset such adverse impacts also is not known at this time.

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

Fifth Third’s ability to pay or increase dividends on its common stock or to repurchase its capital stock is restricted.

Fifth Third’s ability to pay dividends or repurchase stock is subject to regulatory requirements and the need to meet regulatory expectations.

28	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on debt securities, loans and leases (including yield-related fees) and other interest-earning assets less the interest paid for core deposits (includes transaction deposits and other time deposits) and wholesale funding (includes certificates $100,000 and over, other deposits, federal funds purchased, short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest rate spread due to the interest income earned on those assets that are funded by non-interest-bearing liabilities, or free-funding, such as demand deposits or shareholders’ equity.

Table 5 presents the components of net interest income, net interest margin and net interest spread for 2010, 2009 and 2008. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets. Table 6 provides the relative impact of changes in the balance sheet and changes in interest rates on net interest income.

Net interest income was $3.6 billion for the year ended December 31, 2010, compared to $3.4 billion in 2009. Net interest income was affected by the amortization and accretion of premiums and discounts on acquired loans and deposits, primarily from the acquisition of First Charter that increased net interest income by $68 million during 2010, compared to an increase of $136 million during 2009. Excluding this impact, net interest income increased $317 million, or 10%, in 2010 compared to 2009. The purchase accounting accretion reflects the high discount rate in the market at the time of the acquisition; the total loan discounts are being accreted into net interest income over the remaining period to maturity of the loans acquired. Based upon the remaining period to maturity, and excluding the impact of prepayments, the Bancorp anticipates recognizing approximately $41 million in additional net interest income during 2011 as a result of the amortization and accretion of premiums and discounts on acquired loans and deposits.

For the year ended December 31, 2010, net interest income was positively impacted by a decrease of $5.6 billion in average interest-bearing liabilities as well as a mix shift to lower cost core deposits from 2009. This was primarily a result of runoff of higher priced term deposits as well as the benefit of lower rates offered on new term deposits. In addition, 2010 benefitted from a $3.2 billion increase in the free funding position. This benefit was partially offset by a $2.6 billion decrease in average interest earning assets from 2009. The shift in funding position, as well as improved pricing on commercial loans, led to a 39 bp increase in the net interest rate spread to 3.39% in 2010 compared to 2009.

Net interest margin was 3.66% in 2010, compared to 3.32% in 2009. For 2010 and 2009, the accretion of the discounts on acquired loans and deposits increased the net interest margin by 7 bp and 14 bp, respectively. Excluding the accretion of discounts on acquired loans and deposits, net interest margin was up 41 bp from 2009, driven by improved pricing on new commercial loan originations, the shift in funding composition to lower cost core deposits, an increase in free-funding balances and a decrease in the average rates paid on interest bearing liabilities.

Average interest-earning assets decreased three percent from 2009. Average commercial loans decreased $3.9 billion due to decreases across all commercial loan categories, and average consumer loans decreased $239 million due primarily to decreases in average residential mortgage, home equity and other consumer loans and leases, partially offset by an increase in average automobile loans. In addition, average investment securities decreased $729 million, or four percent, compared to 2009. The declines in average loans and investment securities were partially offset by a $2.3 billion increase in average other short-term investments, which includes interest bearing cash held at the Federal Reserve. For further discussion on the Bancorp’s loan and lease and investment securities portfolios, see the Loan and Lease and Investment Securities sections, respectively, of MD&A.

Interest income from loans and leases decreased $112 million compared to 2009. Excluding the accretion of discounts on acquired loans in 2010 and 2009, interest income from loans and leases decreased $46 million, or one percent, compared to the prior year. The year-over-year decrease in interest income from loans and leases is a result of a five percent decline in average balances, partially offset by an 11 bp increase in the average yield. Interest income from investment securities decreased nine percent compared to 2009 due to a 68 bp decrease in the weighted-average yield and a four percent decline in average balances.

Average interest-bearing core deposits increased $4.0 billion, or eight percent, compared to 2009, primarily due to increased interest checking, savings, money market and foreign office deposits, partially offset by a decline in other time deposits. The cost of interest-bearing core deposits was 0.83% in 2010; a decrease of 45 bp from 2009. The decrease is a result of a mix shift to lower cost core deposits and a decrease in rates on average time deposits of 71 bp compared to 2009.

TABLE 4: CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31 ($ in millions, except per share data)	2010	2009	2008	2007	2006
Interest income (FTE)	$4,507	4,687	5,630	6,051	5,981
Interest expense	885	1,314	2,094	3,018	3,082
Net interest income (FTE)	3,622	3,373	3,536	3,033	2,899
Provision for loan and lease losses	1,538	3,543	4,560	628	343
Net interest income (loss) after provision for loan and lease losses (FTE)	2,084	(170)	(1,024)	2,405	2,556
Noninterest income	2,729	4,782	2,946	2,467	2,012
Noninterest expense	3,855	3,826	4,564	3,311	2,915
Income (loss) before income taxes and cumulative effect (FTE)	958	786	(2,642)	1,561	1,653
Fully taxable equivalent adjustment	18	19	22	24	26
Applicable income tax expense (benefit)	187	30	(551)	461	443
Income (loss) before cumulative effect	753	737	(2,113)	1,076	1,184
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	4
Net income (loss)	753	737	(2,113)	1,076	1,188
Less: Net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Bancorp	753	737	(2,113)	1,076	1,188
Dividends on preferred stock	250	226	67	1	—
Net income (loss) available to common shareholders	$503	511	(2,180)	1,075	1,188
Earnings per share	$0.63	0.73	(3.91)	1.99	2.13
Earnings per diluted share	0.63	0.67	(3.91)	1.98	2.12
Cash dividends declared per common share	0.04	0.04	0.75	1.70	1.58

Fifth Third Bancorp	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense on wholesale funding decreased 35% compared to the prior year due to a 34% decrease in average balances and a 45 bp decrease in average rates. In 2010, wholesale funding represented 25% of interest-bearing liabilities, down from 35% in 2009. Impacting this change was a decrease of $4.8 billion in average other short term borrowings due to the repayment of Term Auction Facility funds and FHLB advances which had an average balance of

$3.7 billion and $1.2 billion, respectively, in 2009. In addition, average certificates of deposit over $100,000 decreased $4.3 billion from 2009 due to maturities throughout 2010. The decreased reliance on wholesale funding in 2010 was a result of the growth of core deposits and a decline in average interest earning assets. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

.

TABLE 5: CONSOLIDATED AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

For the years ended December 31	2010			2009			2008
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/Rate	Average Balance	Revenue/ Cost	Average Yield/Rate	Average Balance	Revenue/ Cost	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (a):
Commercial and industrial loans	$26,334	$1,238	4.70%	$27,556	$1,162	4.22%	$28,426	$1,520	5.35%
Commercial mortgage	11,585	476	4.11	12,511	545	4.35	12,776	866	6.78
Commercial construction	3,066	93	3.01	4,638	134	2.90	5,846	342	5.85
Commercial leases	3,343	147	4.40	3,543	150	4.24	3,680	18	0.49
Subtotal - commercial	44,328	1,954	4.41	48,248	1,991	4.13	50,728	2,746	5.41
Residential mortgage	9,868	478	4.84	10,886	602	5.53	10,993	705	6.41
Home equity	11,996	479	4.00	12,534	520	4.15	12,269	701	5.71
Automobile loans	10,427	608	5.83	8,807	556	6.31	8,925	566	6.34
Credit card	1,870	201	10.73	1,907	193	10.10	1,708	167	9.77
Other consumer loans and leases	743	116	15.58	1,009	86	8.49	1,212	64	5.28
Subtotal - consumer	34,904	1,882	5.39	35,143	1,957	5.57	35,107	2,203	6.27
Total loans and leases	79,232	3,836	4.84	83,391	3,948	4.73	85,835	4,949	5.77
Securities:
Taxable	16,054	650	4.05	16,861	721	4.28	13,082	643	4.91
Exempt from income taxes (a)	317	13	3.92	239	17	7.19	342	25	7.35
Other short-term investments	3,328	8	0.25	1,035	1	0.14	621	13	2.15
Total interest-earning assets	98,931	4,507	4.56	101,526	4,687	4.62	99,880	5,630	5.64
Cash and due from banks	2,245			2,329			2,490
Other assets	14,841			14,266			13,411
Allowance for loan and lease losses	(3,583)			(3,265)			(1,485)
Total assets	$112,434			$114,856			$114,296
Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing core deposits:
Interest checking	$18,218	$52	0.29%	$15,070	$40	0.26%	$14,191	$128	0.91%
Savings	19,612	107	0.55	16,875	127	0.75	16,192	224	1.38
Money market	4,808	19	0.40	4,320	26	0.60	6,127	118	1.92
Foreign office deposits	3,355	12	0.35	2,108	10	0.45	2,153	34	1.60
Other time deposits	10,526	276	2.62	14,103	470	3.33	11,135	411	3.69
Total interest-bearing core deposits	56,519	466	0.83	52,476	673	1.28	49,798	915	1.84
Certificates - $100,000 and over	6,083	125	2.06	10,367	280	2.70	9,531	324	3.40
Other foreign office deposits	6	—	0.13	157	—	0.20	2,067	50	2.42
Federal funds purchased	291	1	0.17	517	1	0.20	2,975	70	2.34
Other short-term borrowings	1,635	3	0.21	6,463	42	0.64	7,785	178	2.29
Long-term debt	10,902	290	2.65	11,035	318	2.89	13,903	557	4.01
Total interest-bearing liabilities	75,436	885	1.17	81,015	1,314	1.62	86,059	2,094	2.43
Demand deposits	19,669			16,862			14,017
Other liabilities	3,580			3,926			4,182
Total liabilities	98,685			101,803			104,258
Equity	13,749			13,053			10,038
Total liabilities and equity	$112,434			$114,856			$114,296
Net interest income		$3,622			$3,373			$3,536
Net interest margin			3.66%			3.32%			3.54%
Net interest rate spread			3.39			3.00			3.21
Interest-bearing liabilities to interest-earning assets			76.25			79.80			86.16
(a)	The FTE adjustments included in the above table are $18, $19 and $22 for the years ended December 31, 2010, 2009 and 2008, respectively.

30	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 6: CHANGES IN NET INTEREST INCOME ATTRIBUTED TO VOLUME AND YIELD/RATE (a)
For the years ended December 31	2010 Compared to 2009			2009 Compared to 2008
($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Assets
Increase (decrease) in interest income:
Loans and leases:
Commercial and industrial loans	($53)	129	76	($45)	(313)	(358)
Commercial mortgage	(39)	(30)	(69)	(17)	(304)	(321)
Commercial construction	(46)	5	(41)	(60)	(148)	(208)
Commercial leases	(8)	5	(3)	(1)	133	132
Subtotal - commercial	(146)	109	(37)	(123)	(632)	(755)
Residential mortgage	(53)	(71)	(124)	(7)	(96)	(103)
Home equity	(22)	(19)	(41)	15	(196)	(181)
Automobile loans	97	(45)	52	(7)	(3)	(10)
Credit card	(4)	12	8	20	6	26
Other consumer loans and leases	(27)	57	30	(12)	34	22
Subtotal - consumer	(9)	(66)	(75)	9	(255)	(246)
Total loans and leases	(155)	43	(112)	(114)	(887)	(1,001)
Securities:
Taxable	(34)	(37)	(71)	169	(91)	78
Exempt from income taxes	6	(10)	(4)	(7)	(1)	(8)
Other short-term investments	5	2	7	5	(17)	(12)
Total interest-earning assets	(178)	(2)	(180)	53	(996)	(943)
Cash and due from banks
Other assets
Allowance for loan and lease losses
Total change in interest income	($178)	(2)	(180)	$53	(996)	(943)
Liabilities and Equity
Increase (decrease) in interest expense:
Interest-bearing core deposits:
Interest checking	$8	4	12	$8	(96)	(88)
Savings	18	(38)	(20)	9	(106)	(97)
Money market	2	(9)	(7)	(28)	(64)	(92)
Foreign office deposits	4	(2)	2	(1)	(23)	(24)
Other time deposits	(105)	(89)	(194)	102	(43)	59
Total interest-bearing core deposits	(73)	(134)	(207)	90	(332)	(242)
Certificates - $100,000 and over	(98)	(57)	(155)	27	(71)	(44)
Other foreign office deposits	—	—	—	(25)	(25)	(50)
Federal funds purchased	—	—	—	(33)	(36)	(69)
Other short-term borrowings	(21)	(18)	(39)	(26)	(110)	(136)
Long-term debt	(3)	(25)	(28)	(101)	(138)	(239)
Total interest-bearing liabilities	(195)	(234)	(429)	(68)	(712)	(780)
Demand deposits
Other liabilities
Total change in interest expense	(195)	(234)	(429)	(68)	(712)	(780)
Equity
Total liabilities and equity
Total change in net interest income	$17	232	249	$121	(284)	(163)

(a) Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute amount of change in volume or yield/rate.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses within the loan and lease portfolio that is based on factors previously discussed in the Critical Accounting Policies section. The provision is recorded to bring the ALLL to a level deemed appropriate by the Bancorp to cover losses inherent in the portfolio. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans actually removed from the Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for loan and lease losses decreased to $1.5 billion in 2010 compared to $3.5 billion in 2009. The decrease in provision expense from the prior year was due to decreases in nonperforming assets and delinquencies in commercial and consumer loans. In addition to these trends, signs of moderation in general economic conditions during 2010 further contributed to a decrease in expected loss rates. As of December 31, 2010, the ALLL as a percent of loans and leases decreased to 3.88%, from 4.88% at December 31, 2009.

Refer to the Credit Risk Management section for more detailed information on the provision for loan and lease losses including an analysis of the loan portfolio composition, non-performing assets, net charge-offs, and other factors considered by the Bancorp in assessing the credit quality of the loan portfolio and the ALLL.

Fifth Third Bancorp	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 7: NONINTEREST INCOME
For the years ended December 31 ($ in millions)	2010	2009	2008	2007	2006
Mortgage banking net revenue	$647	553	199	133	155
Service charges on deposits	574	632	641	579	517
Corporate banking revenue	364	372	431	367	318
Investment advisory revenue	361	326	366	382	367
Card and processing revenue	316	615	912	826	717
Gain on sale of processing business	-	1,758	-	-	-
Other noninterest income	406	479	363	153	299
Securities gains (losses), net	47	(10)	(86)	21	(364)
Securities gains, net – non-qualifying hedges on mortgage servicing rights	14	57	120	6	3
Total noninterest income	$2,729	4,782	2,946	2,467	2,012

Noninterest Income

Total noninterest income decreased $2.1 billion, or 43%, in 2010 compared to 2009, due primarily to the Processing Business Sale in the second quarter of 2009 as well as decreases in service charges on deposits, corporate banking revenue and card and processing revenue, partially offset by strong growth in mortgage banking net revenue and investment advisory revenue. The components of noninterest income are shown in Table 7.

Mortgage banking net revenue increased to $647 million in 2010 from $553 million in 2009. The components of mortgage banking net revenue for the years ended December 31, 2010, 2009 and 2008 are shown in Table 8.

TABLE 8: COMPONENTS OF MORTGAGE BANKING NET REVENUE

For the years ended December 31 ($ in millions)	2010	2009	2008
Origination fees and gains on loan sales	$490	485	260
Servicing revenue:
Servicing fees	221	197	164
Servicing rights amortization	(137)	(146)	(107)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	73	17	(118)
Net servicing revenue (expense)	157	68	(61)
Mortgage banking net revenue	$647	553	199

Origination fees and gains on loan sales increased $5 million compared to 2009 as higher margins on loans sold were largely offset by a decline in mortgage originations due to the homebuyer tax credit expiring in the second quarter of 2010, as well as tighter underwriting standards and declining home values. Mortgage originations were $20.3 billion in 2010 compared to $21.7 billion in 2009.

    Mortgage net servicing revenue increased $89 million compared to 2009. Net servicing revenue is comprised of gross servicing fees and related servicing rights amortization as well as valuation adjustments on mortgage servicing rights and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. The increase in net servicing revenue was driven by an increase of $24 million in servicing fees due to an increase in residential mortgage loans serviced and a $9 million decrease in servicing rights amortization due to a decline in prepayments. The Bancorp’s total residential mortgage loans serviced at December 31, 2010 and 2009 was $63.2 billion and $58.5 billion, respectively, with $54.2 billion and $48.6 billion, respectively, of residential mortgage loans serviced for others. Also impacting the increase in net servicing revenue were improvements in net valuation adjustments on MSRs and MSR derivatives as gains on the Bancorp’s free-standing MSR derivatives exceeded impairment losses recorded against the hedged MSRs. This was a result of a widening spread between swap rates and primary and secondary market mortgage rates as swap rates declined more than primary and secondary market mortgage rates over the year, as well as a positive carry in the net MSR hedge position. These factors led to a net gain of $73 million on the net valuation adjustments on MSRs, compared to a net gain of $17 million in 2009.

Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further information on the valuation of MSRs can be found in Note 13 of the Notes to Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation on the MSR portfolio. See Note 14 of the Notes to Consolidated Financial Statements for more information on the free-standing derivatives used to hedge the MSR portfolio.

The Bancorp recognized a gain from MSR derivatives of $109 million, offset by a temporary impairment of $36 million, resulting in a net gain of $73 million for the year ended December 31, 2010. For the year ended December 31, 2009, the Bancorp recognized a gain from MSR derivatives of $41 million, offset by a temporary impairment of $24 million, resulting in a net gain of $17 million. In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. A gain on these non-qualifying hedges on mortgage servicing rights of $14 million and $57 million in 2010 and 2009, respectively, was included in noninterest income within the Consolidated Statements of Income, but is shown separate from mortgage banking net revenue.

Service charges on deposits decreased $58 million, or nine percent, to $574 million in 2010 compared to 2009. Consumer deposit revenue decreased $56 million from 2009 as the impact of Regulation E and new overdraft policies resulted in a decrease in overdraft occurrences. Regulation E is a Federal Reserve Board rule that prohibits financial institutions from charging customers fees for paying overdrafts on ATMs and one-time debit card transactions unless a customer consents to the overdraft service for those types of transactions. Regulation E became effective on July 1, 2010 for new accounts and August 15, 2010 for existing accounts.

    Commercial deposit revenue was flat compared to 2009 as a two percent increase in service fees for treasury management services was largely offset by an increase in earnings credits paid on customer balances. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts, such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services. Earning credits are based on the customer’s average balance in qualifying deposits multiplied by the crediting rate. Qualifying deposits include demand deposits and interest-bearing checking accounts. The Bancorp has a standard crediting rate that is adjusted as necessary based on competitive market conditions and changes in short-term interest rates.

32	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate banking revenue decreased $8 million, or two percent, in 2010, largely due to decreases in international income and lease remarketing fees, partially offset by growth in syndication and business lending fees. Foreign exchange derivative income of $63 million decreased 17% driven by volume declines. Loan syndication fees were $28 million in 2010, compared to $8 million in 2009.

Investment advisory revenue increased $35 million, or 11%, from 2009 as the result of improved market performance and sales production that drove an increase in brokerage activity and assets under care. Brokerage fee income, which includes Fifth Third Securities income, increased $23 million in 2010 as investors migrated balances to stock and bond funds due to improved market performance, which increased commission-based transactions. As of December 31, 2010, the Bancorp had $266 billion in assets under care and managed $25 billion in assets for individuals, corporations and not-for-profit organizations.

On June 30, 2009, the Bancorp completed the sale of a majority interest in its merchant acquiring and financial institutions processing businesses. The Processing Business Sale generated a pre-tax gain of $1.8 billion ($1.1 billion after-tax). As part of the transaction, the Bancorp retained certain debit and credit card interchange revenue and sold the financial institutions and merchant processing portions of the business, which historically comprised approximately 70% of total card and processing revenue. As a result of the sale, card and processing revenue decreased $299 million, or 49%, compared to 2009. Card issuer interchange, which was retained by the Bancorp, increased eight percent, to $284 million, compared to 2009 due to strong growth in debit and credit card transaction volumes.

Other noninterest income decreased $73 million in 2010 compared to 2009. The components of other noninterest income are shown in Table 9. The decrease was primarily due a $244 million gain relating to the sale of the Bancorp’s Visa, Inc. Class B shares in 2009 and a $27 million decrease in revenue in 2010 related to the TSA entered into as part of the Processing Business Sale, partially offset by an increase of $196 million in BOLI income. The year ended December 31, 2010 includes a $152 million litigation settlement related to one of the Bancorp’s BOLI policies while 2009 includes $53 million in charges to record a reserve in connection with the intent to surrender one of the Bancorp’s BOLI policies as well as losses related to market value declines.

Net securities gains totaled $47 million in 2010 compared to $10 million of net securities losses during 2009.

Noninterest Expense

Total noninterest expense remained relatively flat in 2010 compared to 2009 as increases in salaries, wages and incentives and the expense for representation and warranties were largely offset by a decrease in the provision for unfunded commitments and letters of credit, lower FDIC insurance and other taxes and a decrease in card and processing expense. The components of noninterest expense are shown in Table 10. Noninterest expense in 2010 included $49 million of expenses related to the TSA and $25 million in legal fees associated with the settlement of claims with the insurance carrier on one of the Bancorp’s BOLI policies Noninterest expense in 2009 included $76 million of expense related to the TSA and a $55 million FDIC special assessment charge, partially offset by a $73 million reduction in the Visa litigation reserve.

TABLE 9: COMPONENTS OF OTHER NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2010	2009	2008
BOLI income (loss)	194	(2)	(156)
Operating lease income	62	59	47
Gain (loss) on loan sales	51	38	(11)
TSA revenue	49	76	-
Insurance income	38	47	36
Cardholder fees	36	48	58
Consumer loan and lease fees	32	43	51
Banking center income	22	22	31
Loss on sale of OREO	(78)	(70)	(60)
Gain on sale/redemption of Visa, Inc. ownership interests	-	244	273
Litigation settlement	-	-	76
Other, net	-	(26)	18
Total other noninterest income	$406	$479	363

Total personnel costs (salaries, wages and incentives plus employee benefits) increased $94 million, or six percent in 2010 compared to 2009 due primarily to increased base, variable and incentive compensation, partially offset by lower deferred compensation. Base and incentive compensation increased due primarily to investments in the sales force and expanded banking center hours during 2010. As of December 31, 2010, the Bancorp employed 21,613 employees, of which 6,742 were officers and 2,519 were part-time employees. Full-time equivalent employees totaled 20,838 as of December 31, 2010 compared to 20,998 as of December 31, 2009. The decrease in full-time equivalent employees is primarily due to the transfer of employees on January 1, 2010 from the Processing Business Sale, partially offset by an increase in the sales force in 2010.

Card and processing expense includes third-party processing expenses, card management fees and other bankcard processing expenses. Card and processing expense decreased $85 million, or 44%, in 2010 compared to 2009 due to the Processing Business Sale in June of 2009.

Total other noninterest expense increased $23 million in 2010 compared to 2009. The components of other noninterest expense are shown in Table 11. The increase from 2009 was primarily due to increased charges to representation and warranty reserves related to residential mortgage loans sold to third-parties, as well as higher impairment on affordable housing investments, higher marketing expense due to increased consumer marketing campaigns and an increase in professional services fees primarily due to legal expenses related to the settlement of one of the Bancorp’s BOLI policies. The increase in affordable housing investment impairment was due to an increase in the volume of investments. These impacts were partially offset by a decrease in the provision for unfunded commitments and letters of credit, lower FDIC insurance and other taxes and a decrease in

TABLE 10: NONINTEREST EXPENSE
For the years ended December 31 ($ in millions)	2010	2009	2008	2007	2006
Salaries, wages and incentives	$1,430	1,339	1,337	1,239	1,174
Employee benefits	314	311	278	278	292
Net occupancy expense	298	308	300	269	245
Technology and communications	189	181	191	169	141
Equipment expense	122	123	130	123	116
Card and processing expense	108	193	274	244	184
Goodwill impairment	-	-	965	-	-
Other noninterest expense	1,394	1,371	1,089	989	763
Total noninterest expense	$3,855	3,826	4,564	3,311	2,915
Efficiency ratio	60.7%	46.9	70.4	60.2	59.4

Fifth Third Bancorp	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

intangible asset amortization due to certain customer deposit intangibles from previous acquisitions being fully amortized. Additionally, the Bancorp recorded a $73 million reversal of the Visa litigation reserve in 2009. The expense for representation and warranties, which is included in losses and adjustments, totaled $110 million and $31 million in 2010 and 2009, respectively, with the increase resulting primarily from a higher volume of repurchase demands. The decrease in the provision for unfunded commitments was due to lower estimates of inherent losses resulting from a decrease in delinquent loans as general economic conditions began to show signs of moderation in 2010.

The Bancorp incurred $242 million of expense for FDIC insurance and other taxes in 2010 compared to $269 million in 2009. Effective June 30, 2009, the FDIC imposed a special assessment on each insured depository institution calculated as 5 bp of total assets less Tier 1 capital which resulted in the Bancorp incurring a $55 million special assessment charge in the second quarter of 2009. Due to the passage of the Dodd-Frank Act, the FDIC was required to redefine the deposit insurance assessment base, make changes to assessment rate methodology and implement new DIF dividend provisions. The FDIC adopted the final rule on February 7, 2011, that revises the risk-based assessment system for all large insured depository institutions. The Bancorp anticipates a decline in FDIC insurance for the year ended December 31, 2011, compared to levels incurred for the year ended December 31, 2010.

The efficiency ratio (noninterest expense divided by the sum of net interest income and noninterest income) was 60.7% and 46.9% for 2010 and 2009, respectively. The increase from 2009 was driven by the Processing Business Sale which resulted in a pre-tax gain of $1.8 billion in 2009. Excluding the gain from the Processing Business Sale, the efficiency ratio was 60.0% for 2009. The Bancorp continues to focus on efficiency initiatives, as part of its core emphasis on operating leverage and on expense control.

Applicable Income Taxes

The Bancorp’s income (loss) before income taxes, applicable income tax expense (benefit) and effective tax rate for each of the periods indicated are shown in Table 12. Applicable income tax expense for all periods includes the benefit from

TABLE 11: COMPONENTS OF OTHER NONINTEREST EXPENSE
For the years ended December 31 ($ in millions)	2010	2009	2008
FDIC insurance and other taxes	$242	269	73
Loan and lease	211	234	188
Losses and adjustments	187	110	95
Affordable housing investments impairment	100	83	67
Marketing	98	79	102
Professional services fees	77	63	102
Travel	51	41	54
Postal and courier	48	53	54
Intangible asset amortization	43	57	56
Insurance expense	42	50	30
Operating lease	41	39	32
OREO	33	24	11
Recruitment and education	31	30	33
Supplies	24	25	31
Data processing	24	21	14
Visa litigation reserve	-	(73)	(99)
Provision for unfunded commitments and letters of credit	(24)	99	98
Other	166	167	148
Total other noninterest expense	$1,394	1,371	1,089

tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of nondeductible expenses. The effective tax rate for the tax year ended December 31, 2010 was primarily impacted by $133 million in tax credits, a $26 million tax benefit resulting from the settlement of certain uncertain tax positions with the IRS and $25 million of non-cash charges relating to previously recognized tax benefits associated with stock-based compensation that will not be realized. The effective tax rate for the tax year ended December 31, 2009 was primarily impacted by $112 million in tax credits, a $106 million tax benefit related to the decision to surrender one of the Bancorp’s BOLI policies and the determination that losses on the policy recorded in prior periods are now tax deductible, and a $55 million reduction in income tax expense related to the Bancorp’s leveraged lease litigation settlement with the IRS. See Note 21 of the Notes to Consolidated Financial Statements for further information on income taxes.

TABLE 12: APPLICABLE INCOME TAXES
For the years ended December 31 ($ in millions)	2010	2009	2008	2007	2006
Income (loss) before income taxes and cumulative effect	$940	767	(2,664)	1,537	1,627
Applicable income tax expense (benefit)	187	30	(551)	461	443
Effective tax rate	19.8%	3.9	20.7	30.0	27.2

34	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENT REVIEW

At December 31, 2010, the Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Additional detailed financial information on each business segment is included in Note 31 of the Notes to Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management accounting practices are improved and businesses change.

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

The business segments are charged provision expense based on the actual net charge-offs experienced by the loans owned by each segment. Provision expense attributable to loan growth and changes in factors in the ALLL are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations, by accessing the capital markets as a collective unit. Net income (loss) by business segment is summarized in the following table.

TABLE 13: BUSINESS SEGMENT NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS

For the years ended December 31 ($ in millions)	2010	2009	2008
Income Statement Data
Commercial Banking	$165	(120)	(733)
Branch Banking	201	324	632
Consumer Lending	(40)	23	(148)
Investment Advisors	29	53	98
General Corporate and Other	398	457	(1,962)
Net income (loss)	753	737	(2,113)
Less: Net income attributable to noncontrolling interest	-	-	-
Net income (loss) attributable to Bancorp	753	737	(2,113)
Dividends on preferred stock	250	226	67
Net income (loss) available to common shareholders	$503	511	(2,180)

Fifth Third Bancorp	35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commercial Banking

Commercial Banking offers banking, cash management and financial services to large and middle-market businesses and government and professional customers. In addition to the traditional lending and depository offerings, Commercial Banking products and services include global cash management, foreign exchange and international trade finance, derivatives and capital markets services, asset-based lending, real estate finance, public finance, commercial leasing and syndicated finance. The following table contains selected financial data for the Commercial Banking segment.

TABLE 14: COMMERCIAL BANKING
For the years ended December 31 ($ in millions)	2010	2009	2008
Income Statement Data
Net interest income (FTE) (a)	$1,545	1,383	1,567
Provision for loan and lease losses	1,159	1,360	1,864
Noninterest income:
Corporate banking revenue	346	353	401
Service charges on deposits	199	196	186
Other noninterest income	90	60	91
Noninterest expense:
Salaries, incentives and benefits	254	221	243
Goodwill impairment	—	—	750
Other noninterest expense	736	768	675
Income (loss) before taxes	31	(357)	(1,287)
Applicable income tax benefit	(134)	(237)	(554)
Net income (loss)	$165	(120)	(733)
Average Balance Sheet Data
Commercial loans	$38,304	41,341	43,198
Demand deposits	10,872	8,581	6,206
Interest checking	8,432	6,018	4,632
Savings and money market	2,823	2,457	4,046
Certificates $100,000 and over and other time	3,014	4,376	2,293
Foreign office deposits	2,017	1,275	1,835
(a)	Includes FTE adjustments of $14 for 2010, $13 for 2009 and $15 for 2008

Comparison of 2010 with 2009

Commercial Banking realized net income of $165 million in 2010 compared to a net loss of $120 million in 2009. This improvement was primarily due to an increase in net interest income and a decrease in provision for loan and lease losses partially offset by growth in salaries, incentives and benefits. Net interest income increased $162 million, or 12%, primarily due to a mix shift from higher cost term deposits to lower cost deposit products which resulted in a decrease to interest expense of 34% during 2010. This improvement was partially offset by the negative impact to net interest income of a decrease in average commercial loans during 2010 and a decrease of $35 million in the accretion of discounts on loans associated with the acquisition of First Charter in 2008.

Provision for loan and lease losses decreased $201 million, or 15%, from 2009. Net charge-offs as a percent of average loans and leases decreased from 329 bp in 2009 to 302 bp in 2010. These decreases are primarily due to actions taken by the Bancorp to address problem loans which resulted in significant net charge-offs recorded in 2008 and 2009, as well as the impact of loss mitigation activities such as suspending home builder and developer lending and non-owner occupied commercial real estate lending in 2007 and 2008, respectively, and tighter underwriting standards across commercial loan product offerings.

    Noninterest income increased $26 million, or four percent, from 2009 primarily as a result of $24 million increase in gains on private equity investments, included in other noninterest income, and a $5 million increase in card and processing revenue due to an increase in commercial credit card activity, partially offset by a $7 million decrease in corporate banking revenue. Corporate banking revenue decreased from the prior year primarily as a result of a $6 million decrease in fees on letters of credit.

Noninterest expense was flat compared to 2009 due to an increase in salaries, incentives and benefits offset by a decrease in other noninterest expense. Salaries, incentives and benefits increased $33 million, or 15%, due to compensation related to improved performance in the segment and an increase in headcount during 2010. Loan and lease expense decreased $32 million, or four percent, as a result of lower loan demand during 2010, a decrease in collection related expenses and a decrease in FDIC expenses due to a special assessment in the second quarter of 2009.

Average commercial loans and leases decreased $3.0 billion, or seven percent, compared to the prior year due to decreases across all commercial loan categories. Commercial construction loans decreased $1.5 billion, commercial and industrial loans decreased $655 million, commercial mortgage loans decreased $631 million and commercial leases decreased $209 million. These decreases were the result of lower customer demand for new originations, lower utilization rates on corporate lines and tighter underwriting standards applied to both new commercial loan originations and renewals. These impacts were partially offset by the consolidation of $724 million of commercial and industrial loans on January 1, 2010, which had a remaining balance of $372 million at December 31, 2010.

Average core deposits increased $5.8 billion, or 32%, compared to 2009 due to the migration of higher priced certificates of deposit into transaction accounts, as well as the impact of historically low interest rates and excess customer liquidity.

Comparison of 2009 with 2008

Commercial Banking reported a net loss of $120 million in 2009 compared to a net loss of $733 million in 2008. This improvement was due to a $750 million goodwill impairment charge taken in 2008 and a $504 million decrease in the provision for loan and lease losses in 2009, partially offset by a decrease in net interest income of $184 million. The decrease in net interest income compared to 2008 was primarily due to a decrease in the accretion of loan discounts on acquired loans and deposits which contributed $204 million to net interest income in 2008 compared to $60 million in 2009. Average commercial loans and leases decreased $1.9 billion, or four percent, due to lower utilization rates on corporate lines, net charge-offs and tighter lending standards implemented in the second half of 2008 and continued throughout 2009.

Provision expense decreased from $1.9 billion in 2008 to $1.4 billion in 2009. Net charge-offs as a percent of average loans and leases decreased to 329 bp from 432 bp in 2008 due primarily to $800 million in net charge-offs in 2008 resulting from the sale or transfer to held-for-sale of $1.3 billion in commercial and industrial loans and commercial mortgage loans in the fourth quarter of 2008.

Noninterest income decreased $69 million compared to 2008 due to a decrease in corporate banking revenue of $48 million and a $31 million decline in other noninterest income, partially offset by a $10 million increase in service charges on deposits.

    Noninterest expense decreased $679 million compared to 2008 primarily due to goodwill impairment of $750 million in 2008. Excluding the goodwill impairment charge, noninterest expense increased $71 million due to increases in FDIC and loan and leases expenses.

36	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,312 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The following table contains selected financial data for the Branch Banking segment.

TABLE 15: BRANCH BANKING
For the years ended December 31 ($ in millions)	2010	2009	2008
Net interest income	$1,501	1,559	1,714
Provision for loan and lease losses	542	585	352
Noninterest income:
Service charges on deposits	369	428	447
Card and processing revenue	303	264	246
Investment advisory revenue	106	84	84
Other noninterest income	115	122	130
Noninterest expense:
Salaries, incentives and benefits	552	502	517
Net occupancy and equipment expense	223	217	203
Card and processing expense	102	68	45
Other noninterest expense	664	585	528
Income before taxes	311	500	976
Applicable income tax expense	110	176	344
Net income	$201	324	632
Average Balance Sheet Data
Consumer loans	$12,944	13,096	12,665
Commercial loans	4,815	5,335	5,600
Demand deposits	6,936	6,363	6,008
Interest checking	7,332	7,395	7,845
Savings and money market	19,963	17,010	16,184
Other time	12,712	16,995	13,749

Comparison of 2010 with 2009

Net income decreased $123 million, or 38%, compared to 2009 driven by an increase in noninterest expense and a decrease in net interest income partially offset by a decrease in provision for loan and lease losses. Net interest income decreased $58 million, or four percent, compared to 2009 as the impact of lower loan balances more than offset a favorable shift in the segment’s deposit mix towards lower cost transaction deposits.

Provision for loan and lease losses decreased $43 million, or seven percent, from 2009. Net charge-offs as a percent of average loans and leases decreased from 317 bp in 2009 to 305 bp in 2010 as a result of a 36 bp decrease in consumer net charge-offs as a percent of average consumer loans partially offset by a 52 bp increase in commercial net charge-offs as a percent of average commercial loans. The decrease in consumer net charge-offs was primarily the result of a decrease in delinquencies, tighter underwriting standards and signs of improvement in economic conditions during 2010. The increase in commercial net charge-offs was primarily due to $24 million of charge-offs taken on $60 million of commercial loans which were sold or moved to held for sale during the third quarter of 2010.

    Noninterest income decreased $5 million, or one percent, from 2009 as decreases in service charges on deposits and other noninterest income were partially offset by increases in card and processing revenue and investment advisory revenue. Service charges on deposits decreased $59 million, or 14%, compared to 2009 as a result of new regulations in 2010 that decreased income on overdrafts. Card and processing revenue increased $39 million, or 15%, from 2009 primarily due to an increase in debit and credit card transactions that resulted in a

13% increase in both credit and debit card interchange revenue. Investment advisory revenue increased $22 million, or 26%, compared to 2009 primarily due to an increase in retail brokerage transactions. Other noninterest income decreased $7 million, or six percent, primarily due to the CARD Act of 2009, which resulted in the reduction of certain credit card fees.

Noninterest expense increased $169 million, or 12%, from 2009 due to increases in each category. Salaries, incentives and benefits increased $50 million, or 10%, from the prior year due primarily to additional branch personnel related to expanded branch hours of operation and greater incentive accruals attributable to success in opening new deposit and brokerage accounts. Net occupancy and equipment expense increased $6 million, or three percent, as a result of increases to rent expenses during 2010. Card and processing expense increased $34 million, or 50%, from 2009 due to increased costs associated with an increase in credit and debit card transaction volumes during 2010. Other noninterest expense increased $79 million, or 14%, due to increases in loan and lease expense, marketing expense and other allocated shared service expenses.

Average consumer loans decreased $152 million, or one percent, and average commercial loans decreased $520 million, or 10%. The decrease in average consumer loans was the result of a $311 million decrease in home equity loans due to a decrease in demand and tighter underwriting standards that limited allowable loan to value ratios, partially offset by a $254 million increase in residential mortgage loans due to management’s decision to retain certain residential mortgage loans in portfolio upon origination. The decrease in average commercial loans was due to lower customer demand for new originations, lower utilization rates on corporate lines and tighter underwriting standards applied to both new commercial loan originations and renewals.

Average core deposits were flat compared to 2009 as runoff of higher priced consumer certificates of deposit, included in other time deposits, was replaced with growth in transaction accounts due to excess customer liquidity and low interest rates.

Comparison of 2009 with 2008

Net income decreased $308 million, or 49%, in 2009 compared to 2008 driven by decreases in net interest income and service fees combined with a higher provision for loan and lease losses. Net interest income decreased nine percent compared to 2008 due to a $27 million decline in the accretion of discounts on acquired loans and deposits combined with an increase in interest expense due to higher average balances in other time deposits.

Net charge-offs as a percent of average loan and leases increased to 317 bp in 2009, from 194 bp in 2008. Net charge-offs increased compared to 2008 as the segment experienced higher charge-offs on home equity lines and loans, commercial loans and credit cards reflecting borrower stress and a decrease in home values primarily within the Bancorp’s footprint.

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

    Average loans and leases increased one percent compared to 2008 as a three percent growth in consumer loans was partially offset by a five percent decrease in commercial loans. In addition, credit card balances grew $211 million, or 14%. Average core deposits were up eight percent compared to 2008 primarily due to growth in short term consumer certificates.

Fifth Third Bancorp	37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consumer Lending

Consumer Lending includes the Bancorp’s mortgage, home equity, automobile and other indirect lending activities. Mortgage and home equity lending activities include the origination, retention and servicing of mortgage and home equity loans or lines of credit, sales and securitizations of those loans or pools of loans or lines of credit and all associated hedging activities. Other indirect lending activities include loans to consumers through mortgage brokers and automobile dealers. The following table contains selected financial data for the Consumer Lending segment.

TABLE 16: CONSUMER LENDING
For the years ended December 31 ($ in millions)	2010	2009	2008
Income Statement Data
Net interest income	$418	494	481
Provision for loan and lease losses	582	574	441
Noninterest income:
Mortgage banking net revenue	619	526	184
Other noninterest income	43	101	167
Noninterest expense:
Salaries, incentives and benefits	200	187	137
Goodwill impairment	—	—	215
Other noninterest expense	359	324	268
Income (loss) before taxes	(61)	36	(229)
Applicable income tax expense (benefit)	(21)	13	(81)
Net income (loss)	($40)	$23	(148)
Average Balance Sheet Data
Residential mortgage loans	$9,384	10,650	10,698
Home equity	851	995	1,142
Automobile loans	9,713	8,024	7,984
Consumer leases	384	629	797

Comparison of 2010 with 2009

Consumer Lending reported a net loss of $40 million in 2010 compared to net income of $23 million in 2009 due to a decrease in net interest income and an increase in noninterest expense partially offset by an increase in noninterest income. Net interest income decreased $76 million, or 15%, from 2009 primarily due to a decrease in yields on average interest earning assets, which includes the impact of a $21 million decrease in the accretion of discounts on loans associated with the acquisition of First Charter in 2008, partially offset by a decrease in funding costs during 2010.

Provision for loan and lease losses increased $8 million, or one percent, from 2009. Net charge-offs as a percent of average loans and leases decreased from 313 bp in 2009 to 309 bp in 2010. The increase in provision for loan and lease losses from the prior year was the result of a 23% increase in net charge-offs on residential mortgage loans primarily due to $123 million in charge-offs taken on $228 million of portfolio loans which were sold during the third quarter of 2010. Automobile loan net charge-offs decreased $44 million compared to 2009 as a result of tighter underwriting standards implemented in 2008, maturation of the automobile portfolio and higher resale values on automobiles sold at auction. Home equity net charge-offs decreased $24 million from 2009 due to run off of brokered home equity loans, the origination of which were discontinued in 2007.

Noninterest income increased $35 million, or six percent, as the result of an increase in mortgage banking net revenue partially offset by a decrease in other noninterest income. Mortgage banking net revenue increased $93 million, or 18%, from 2009 primarily due to an $89 million increase in net servicing revenue. The increase in net servicing revenue was driven by a $56 million increase in net valuation adjustments on MSRs and MSR derivatives and a $24 million increase in servicing fees. Residential mortgage loans serviced for others at December 31, 2010 and 2009 were $54.2 billion and $48.6 billion, respectively. Other noninterest income decreased $58 million, or 57%, primarily due to decreases in securities gains related to mortgage servicing rights hedging activities and an increase in bankcard rewards program costs recognized within fee income.

Noninterest expense increased $48 million, or nine percent, due to increases in salaries, incentives and benefits and other noninterest expense. Salaries, incentives and benefits increased $13 million, or seven percent, from 2009 due to the continued high levels of mortgage loan originations in 2010. Other noninterest expense increased $35 million, or 11%, from 2009 primarily as a result of a $48 million increase in the representation and warranty reserve partially offset by a $13 million decrease in loan and lease expense.

Average consumer loans were flat compared to 2009 as a $1.7 billion increase in automobile loans was offset by decreases in all other consumer loan and lease products. Average residential mortgage loans decreased $1.3 billion from 2009 due to a decrease in origination activity during the first half of 2010. Average home equity loans decreased $144 million from 2009 due to the previously mentioned run off of brokered home equity loans. The increase in automobile loans was due to a change in U.S. GAAP that required the Bancorp to consolidate certain automobile loans on January 1, 2010 and a strategic focus to increase automobile lending during 2010 through consistent and competitive pricing, enhanced customer service with our dealership network and disciplined sales execution. The automobile loans consolidated due to the change in U.S. GAAP had an average balance of $920 million during 2010. Average consumer leases decreased $245 million due to run off of consumer leases which were discontinued in the fourth quarter of 2008.

Comparison of 2009 with 2008

Consumer Lending reported net income of $23 million in 2009 compared to a net loss of $148 million in 2008 primarily due to a goodwill impairment charge of $215 million taken in 2008. In addition, increases in net interest income and mortgage banking net revenue in 2009 more than offset the growth in provision for loan and lease losses.

Net interest income increased $13 million in 2009 primarily due to a decrease in funding costs driven by low interest rates throughout 2009 partially offset by a decrease of $17 million on the accretion of discounts on loans and deposits associated with the acquisition of First Charter in 2008.

Mortgage banking net revenue increased $342 million due to an increase in residential mortgage originations from $11.2 billion in 2008 to $20.7 billion in 2009 due to lower interest rates and government incentive programs offered to home buyers as well as higher sales margins on sold loans. The decrease in other noninterest income to $101 million in 2009 is attributable to decreases in securities gains related to mortgage servicing rights hedging activities.

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

Average residential mortgage loans and average automobile loans remained relatively flat compared to 2008. Net charge-offs as a percent of average loan and leases increased from 223 bp in 2008 to 313 bp in 2009.

38	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Investment Advisors is made up of four main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; FTAM, an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. Fifth Third Asset Management, Inc. provides asset management services and also advises the Bancorp’s proprietary family of mutual funds. Fifth Third Private Banking offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provide advisory services for institutional clients including states and municipalities. The following table contains selected financial data for the Investment Advisors segment.

TABLE 17: INVESTMENT ADVISORS
For the years ended December 31 ($ in millions)	2010	2009	2008
Income Statement Data
Net interest income	$138	157	191
Provision for loan and lease losses	44	57	49
Noninterest income:
Investment advisory revenue	346	315	354
Other noninterest income	10	21	32
Noninterest expense:
Salaries, incentives and benefits	156	140	159
Other noninterest expense	249	214	217
Income before taxes	45	82	152
Applicable income tax expense	16	29	54
Net income	$29	$53	98
Average Balance Sheet Data
Loans and leases	$2,574	3,112	3,527
Core deposits	5,897	4,939	4,666

Comparison of 2010 with 2009

Net income decreased $24 million, or 45%, compared to 2009 as a decrease in net interest income and an increase in noninterest expense were partially offset by a decrease in provision for loan and lease losses and an increase in investment advisory revenue. Net interest income decreased $19 million, or 12%, from 2009 due to a decrease in average loans and leases partially offset by an increase in the yield on interest earning assets.

Provision for loan and lease losses decreased $13 million, or 23%, from 2009. Net charge-offs as a percent of average loans and leases decreased from 183 bp in 2009 to 171 bp in 2010 reflecting moderation of general economic conditions during 2010.

Noninterest income increased $20 million, or six percent, compared to 2009 due to an increase in investment advisory revenue partially offset by a decrease in other noninterest income. Investment advisory revenue increased $31 million, or 10%, compared to 2009 due to increases in securities and broker income, private client service income and institutional income. Securities and broker income increased $18 million, or 17%, from 2009 due to continued expansion of the sales force and effective sales management, resulting in strong net asset and account growth. Private client service income increased $11 million, or eight percent, and institutional income increased $5 million, or seven percent, from 2009 due to increases in the market value of managed assets and an increase in transaction activity. Assets under care increased from $182 billion at December 31, 2009 to $266 billion at December 31, 2010 and managed assets increased from $24 billion at December 31, 2009 to $25 billion at December 31, 2010.

Noninterest expense increased $51 million, or 14%, compared to 2009 due to an increase in salaries, incentives and benefits and other noninterest expense. Salaries, incentives and benefits increased $16 million, or 11%, primarily due to the expansion of the sales force and compensation related to improved performance in investment advisory revenue related fees. Other noninterest expense increased $35 million, or 16%, primarily due to an increase in expenses associated with the revenue sharing agreement between Investment Advisors and Branch Banking.

Average loans and leases decreased $538 million, or 17%, from 2009 primarily due to a $418 million decrease in commercial loans as a result of a decrease in demand and decrease in line utilization rates among the Bancorp’s high net worth customers due to excess liquidity. Average core deposits increased $958 million, or 19%, compared to 2009 primarily due to growth in interest checking and foreign deposits as customers have opted to maintain excess funds in liquid transaction accounts as rates remained near historic lows.

Comparison of 2009 with 2008

Net income decreased $45 million in 2009, or 46%, compared to 2008 as decreases in net interest income and investment advisory revenue were only partially offset by lower salaries and benefit expenses.

Noninterest income decreased $50 million in 2009 compared to 2008, as investment advisory revenue decreased $39 million, with private client services income declining $14 million and institutional income declining $13 million, driven by lower asset values on assets managed compared to 2008. Also included within investment advisory revenue is securities and brokerage income, which declined $10 million, or nine percent, compared to 2008, reflecting a decline in transaction-based revenue as well as the continued shift in assets from equity products to lower yielding money market funds due to market volatility through much of 2009.

Fifth Third Bancorp	39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains and losses, certain non-core deposit funding, unassigned equity, provision expense in excess of net charge-offs or income from the reduction of ALLL, the payment of preferred stock dividends, historical financial information for the merchant acquiring and financial institutions processing businesses and certain support activities and other items not attributed to the business segments.

Comparison of 2010 with 2009

The results for 2010 were impacted by $789 million in income due to a reduction in the ALLL during 2010 compared to $967 million of provision expense recorded in excess of net charge-offs during 2009. The decrease in provision expense was due to a decrease in nonperforming assets and improvement in credit trends as general economic conditions began to show signs of moderation. The 2010 results were also impacted by $152 million of noninterest income recognized from the settlement of litigation associated with one of the Bancorp’s BOLI policies and $25 million of noninterest expense from related legal fees associated with the settlement. The results for 2009 were primarily impacted by a $1.8 billion pre-tax gain ($1.1 billion after tax) resulting from the Processing Business Sale in the second quarter of 2009. Results for 2009 also included a $244 million gain on the sale of the Bancorp’s Visa Inc., Class B shares and a $73 million benefit from the reversal of the Visa litigation reserve, an $18 million benefit in noninterest income due to mark-to-market adjustments on warrants and put options related to the Processing Business Sale and a $106 million tax benefit as a result of the Bancorp’s decision to surrender one of its BOLI policies. These benefits were partially offset by a $54 million BOLI charge reflecting reserves recorded in the connection with the intent to surrender the policy. Additionally, the Bancorp recorded dividends on preferred stock of $226 million during 2009 compared to $250 million during 2010.

Comparison of 2009 with 2008

The results for 2009 were primarily impacted by the previously mentioned Processing Business Sale, gain on the sale of the Bancorp’s Visa Inc., Class B shares and benefit from the reversal of the Visa litigation reserve, mark-to-market adjustments on warrants and put options related to the Processing Business Sale, and the tax benefit as a result of the Bancorp’s decision to surrender one of its BOLI policies, partially offset by charges reflecting reserves recorded in the connection with the intent to surrender the policy. The results for 2008 were impacted by $273 million in income related to the redemption of a portion of Fifth Third’s ownership interest in Visa, $99 million in net reductions to noninterest expense to reflect the reversal of a portion of the litigation reserve related to the Bancorp’s indemnification of Visa, $229 million after-tax impact of charges relating to certain leveraged leases, and $215 million in charges related to reduction in the cash surrender value of one of the Bancorp’s BOLI policies. Provision expense in excess of net charge-offs decreased from $1.9 billion in 2008 to $967 million in 2009. Dividends on preferred stock increased from $67 million in 2008 to $226 million in 2009.

40	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOURTH QUARTER REVIEW

The Bancorp’s 2010 fourth quarter net income available to common shareholders was $270 million, or $0.33 per diluted share, compared to net income available to common shareholders of $175 million, or $0.22 per diluted share, for the third quarter of 2010 and a net loss available to common shareholders of $160 million, or $0.20 per diluted share, for the fourth quarter of 2009. Fourth quarter 2010 earnings included the impact of a $17 million charge related to the early extinguishment of $1.0 billion in FHLB borrowings as well as $21 million in net investment securities gains. Third quarter 2010 results included a $127 million benefit, net of expenses, from the settlement of litigation associated with one of the Bancorp’s BOLI policies. Fourth quarter 2009 earnings were impacted by the benefit of a $20 million pre-tax, mark-to-market adjustment on warrants related to the Processing Business Sale, offset by a $22 million pre-tax litigation reserve for litigation associated with a bank card association membership. Provision expense was $166 million in the fourth quarter of 2010, down from $457 million in the third quarter of 2010 and $776 million in the fourth quarter of 2009. Both the sequential decrease and the decline from the fourth quarter of 2009 reflect improved credit trends, as evidenced by a decrease in net charge-offs and improvements in nonperforming assets and delinquent loans. The allowance to loan and lease ratio was 3.88% as of December 31, 2010, compared to 4.20% as of September 30, 2010 and 4.88% as of December 31, 2009.

Fourth quarter 2010 net interest income of $919 million increased $3 million from the third quarter of 2010 and increased $37 million from the same period a year ago. Net interest income was affected by the loan and deposit discount accretion related to the acquisition of First Charter in the second quarter of 2008, which resulted in increases to net interest income of $15 million in the fourth quarter 2010, $14 million in the third quarter 2010 and $23 million in the fourth quarter of 2009. Excluding these benefits, net interest income increased $2 million from the third quarter of 2010 and increased $45 million from the fourth quarter of 2009. The increase from the fourth quarter of 2009 was driven by a 20 bp increase in the net interest margin, largely the result of a mix shift from higher cost term deposits to lower cost deposit products throughout 2010.

Noninterest income decreased $171 million compared to the third quarter of 2010 and increased $5 million compared to the fourth quarter of 2009. The sequential decline was driven by a $152 million benefit from the settlement of litigation related to one of the Bancorp’s BOLI policies in the third quarter of 2010, as well as a 36% decrease in mortgage banking net revenue, partially offset by an increase in corporate banking revenue. Compared to the fourth quarter of 2009, increases in corporate banking revenue, mortgage banking net revenue, investment advisory revenue and card and processing revenue were largely offset by a decrease in service charges on deposits and a $28 million decline in TSA revenue related to the Processing Business Sale. The fourth quarter of 2010 included a benefit of $3 million in mark-to-market adjustments on warrants and put options related to the Processing Business Sale, compared to a negative $5 million adjustment in the third quarter of 2010 and a $20 million benefit in the fourth quarter of 2009.

Mortgage banking net revenue was $149 million in the fourth quarter of 2010, compared to $232 million in the third quarter of 2010 and $132 million in the fourth quarter of 2009. Fourth quarter originations were $7.4 billion, compared to $5.6 billion in the previous quarter and $4.8 billion in the same quarter last year. These originations resulted in gains on mortgage loan sales activity of $158 million in the fourth quarter of 2010, compared to $173 million in the third quarter of 2010 and $97 million in the fourth quarter of 2009. Gain on sale margins declined compared to record levels in the third quarter of 2010 due to rising mortgage interest rates in the fourth quarter of 2010 but increased compared to the fourth quarter of 2009 due to declining mortgage interest rates in the fourth quarter of 2010 compared with the fourth quarter of 2009. Also impacting mortgage banking net revenue was net valuation adjustments on MSRs and MSR derivatives. In the fourth quarter of 2010, losses on the Bancorp’s free-standing MSR derivatives exceeded impairment reversal recorded against the hedged MSRs. By comparison, in both the third quarter of 2010 and the fourth quarter of 2009, gains on the MSR derivatives exceeded impairment losses recognized against the hedged MSRs. These factors led to a net loss of $20 million on the net valuation adjustments on MSRs in the fourth quarter of 2010, compared to net gains of $46 million and $9 million in the third quarter of 2010 and the fourth quarter of 2009, respectively. A net gain on non-qualifying hedges on mortgage servicing rights of $14 million in the fourth quarter of 2010 was included in noninterest income within the Consolidated Statements of Income, but shown separate from mortgage banking net revenue. Net gains on non-qualifying hedges on mortgage servicing rights were immaterial in both the third quarter of 2010 and the fourth quarter of 2009.

Service charges on deposits of $140 million decreased three percent sequentially and decreased 12% compared to the fourth quarter of 2009. Retail service charges declined nine percent from the third quarter of 2010 and 26% from a year ago, largely driven by the impact of Regulation E. Commercial service charges increased three percent sequentially and two percent from the same quarter last year due to an increase in fees for treasury management services.

Corporate banking revenue of $103 million increased $17 million, or 21%, from the previous quarter and increased $14 million, or 16%, from the fourth quarter of 2009. The sequential increase was driven primarily by higher loan syndication fee revenue and lease remarketing fees, as well as growth in business lending fees and foreign exchange revenue due primarily to higher loan volumes. Compared to the fourth quarter of 2009, increased loan syndication and lease remarketing fees, as well as revenue from interest rate derivative sales and business lending fees, more than offset a decline in institutional sales.

Investment advisory revenue of $93 million increased four percent sequentially and eight percent from the fourth quarter of 2009. The sequential growth was driven by higher private client service revenue, institutional trust revenue and brokerage fees due to market value increases and improved sales production resulting in improved net asset and account growth. Including the previously mentioned impacts, the increase from the fourth quarter of 2009 also reflected an overall increase in equity and bond market values.

Card and processing revenue of $81 million increased five percent compared to the third quarter of 2010 and increased seven percent from the fourth quarter of 2009. Both increases were driven by higher transaction volumes.

The net gain on investment securities was $21 million in the fourth quarter of 2010 compared to a net gain of $4 million in the third quarter of 2010 and a net gain of $2 million in the fourth quarter of 2009.

    Noninterest expense of $987 million increased $8 million sequentially and increased $20 million from the fourth quarter of 2009. Fourth quarter 2010 results included $17 million of expenses related to the early termination of $1.0 billion in FHLB borrowings as well as $11 million of expenses related to the TSA. Third quarter 2010 results included $25 million in legal expenses associated with the settlement of litigation associated with one of the Bancorp’s BOLI policies and $13 million of expenses related to the TSA, while fourth quarter 2009 included a $22 million reserve established for litigation

Fifth Third Bancorp	41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

associated with bank card memberships and $39 million of expenses related to the TSA. Excluding these items, noninterest expense increased $16 million sequentially and $25 million from the fourth quarter of 2009 driven by higher compensation expense due to sales force expansion, partially offset by lower credit-related expenses. Expenses incurred related to problem assets totaled $53 million in the fourth quarter of 2010, compared to $67 million in the third quarter of 2010 and $73 million in the fourth quarter of 2009.

Net charge-offs totaled $356 million in the fourth quarter of 2010, compared to $956 million in the third quarter of 2010 and $708 million in the fourth quarter of 2009. Third quarter 2010 net charge-offs included $510 million related to the sale or transfer of loans to held-for-sale. Excluding these losses, net charge-offs declined $90 million from the third quarter of 2010. The decreases in net charge-offs from both periods reflects continued improvement in the credit quality of portfolio loans. Commercial net charge-offs were $173 million in the fourth quarter of 2010, compared to $627 million in the third quarter of 2010 and $468 million in the fourth quarter of 2009. Third quarter 2010 net charge-offs include $387 million from the transfer of commercial loans to held-for-sale. Excluding these losses, commercial net charge-offs declined $67 million from the third quarter of 2010. Consumer net charge-offs were $183 million in the fourth quarter of 2010, compared to $329 million in the third quarter of 2010 and $240 million in the fourth quarter of 2009. Third quarter 2010 net charge-offs include $123 million in net charge-offs on the sale of portfolio residential mortgage loans during the quarter. Excluding these losses, consumer net charge-offs decreased $23 million from the third quarter of 2010. The provision for loan and lease losses totaled $166 million in the fourth quarter of 2010 compared to $457 million in the third quarter of 2010 and $776 million in the fourth quarter of 2009. The decrease from each quarter was primarily due to a decline in delinquent loans and net charge-offs.

COMPARISON OF THE YEAR ENDED 2009 WITH 2008

Net income available to common shareholders for the year ended 2009 was $511 million, or $0.67 per diluted share, compared to a net loss available to common shareholders of $2.2 billion, or $3.91 per diluted share, in 2008. Overall, a $1.8 billion pre-tax gain on the Processing Business Sale and $244 million of noninterest income on the sale of the Bancorp’s Visa, Inc. Class B shares as well as an increase in mortgage banking net revenue and a decrease in the provision for loan and lease losses of $1.0 billion compared to 2008, were partially offset by decreases in net interest income and card and processing revenue. In addition, the Bancorp recorded a $965 million goodwill impairment charge in 2008. While the Bancorp continued to be affected by rising unemployment rates, weakened housing markets, particularly in the upper Midwest and Florida, and a challenging credit environment, credit trends began to show signs of stabilization in late 2009, which led to the decrease in provision expense. The 2008 goodwill impairment charge reflected a decline in estimated fair values of two of the Bancorp’s business reporting units below their carrying values and the determination that the implied fair values of the reporting units were less than their carrying values.

Net interest income decreased five percent compared to 2008. This was primarily due to a 21 bp decline in the net interest rate spread, as well as a decrease in the benefit from the accretion of purchase accounting adjustments related to the 2008 acquisition of First Charter, which added $136 million to net interest income in 2009 compared to $358 million in 2008. Net interest margin decreased to 3.32% in 2009 from 3.54% in 2008.

Noninterest income increased 62% compared to 2008. This was driven primarily by the Processing Business Sale in the second quarter of 2009, which resulted in a pre-tax gain of $1.8 billion, as well as a $244 million gain related to the sale of the Bancorp’s Visa, Inc. Class B shares. Mortgage banking net revenue increased $354 million as a result of strong growth in originations, which were up 89% to $21.7 billion in 2009. Card and processing revenue decreased 33% compared to 2008 due to the Processing Business Sale in the second quarter of 2009. Corporate banking revenue decreased 10% largely due to a lower volume of interest rate derivatives sales and foreign exchange revenue, partially offset by growth in institutional sales and business lending fees.

Noninterest expense decreased $738 million, or 16% compared to 2008. Noninterest expense in 2008 included the previously mentioned goodwill impairment charge of $965 million. Excluding this charge, noninterest expense increased $227 million due primarily to an increase of $196 million of FDIC insurance and other taxes as the result of an increase in deposit insurance and participation in the TLGP, as well as increased loan related expenses from higher mortgage origination volume and expenses incurred from the management of problem assets.

In 2009, net charge-offs as a percent of average loans and leases remained relatively steady at 320 bp, compared to 323 bp in 2008. This was impacted by a decrease of $446 million in commercial loan net charge-offs due primarily to net charge-offs of $800 million on $1.3 billion on loans moved to held-for-sale or sold in the fourth quarter of 2008. These actions were taken to address areas of the loan portfolio exhibiting the most significant credit deterioration. In addition, residential mortgage net charge-offs increased to $357 million in 2009, compared to $243 million in 2008, reflecting increased foreclosure rates in the Bancorp’s key lending markets. At December 31, 2009, nonperforming assets as a percent of loans and leases increased to 4.22% from 2.38% at December 31, 2008. The Bancorp increased its allowance for loan and lease losses as percent of loans and leases from 3.31% as of December 31, 2008 to 4.88% as of December 31, 2009.

The Bancorp took a number of actions to strengthen its capital position in 2009. On June 4, 2009, the Bancorp completed an at-the-market offering resulting in the sale of $1 billion of its common shares at an average share price of $6.33. In addition, on June 17, 2009, the Bancorp completed its offer to exchange shares of its common stock and cash for shares of its Series G convertible preferred stock. As a result, the Bancorp recognized an increase in net income available to common shareholders of $35 million based upon the difference in carrying value of the Series G preferred shares and the fair value of the common shares and cash issued. See the Capital Management section of MD&A for further information on the Bancorp’s capital transactions.

42	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its loans and leases based upon the primary purpose of the loan. Table 18 summarizes end of period loans and leases, including loans held for sale, and Table 19 summarizes average total loans and leases, including loans held for sale.

At December 31, 2010, total loans and leases, including loans held for sale, increased $861 million, or one percent, compared to December 31, 2009. The increase consisted of a $2.1 billion increase in consumer loans partially offset by a $1.3 billion decrease in commercial loans. In accordance with a change in U.S. GAAP, on January 1, 2010 the Bancorp consolidated certain commercial and industrial, automobile and home equity loans with remaining outstanding balances of $372 million, $648 million and $241 million, respectively, at December 31, 2010. Excluding the impact of this change in U.S. GAAP, total loans and leases were relatively flat compared to December 31, 2009. For further discussion on this change in U.S. GAAP, refer to Note 1 of the Notes to Consolidated Financial Statements.

Total commercial loans and leases decreased $1.3 billion, or three percent, compared to December 31, 2009 primarily as the result of decreases in commercial construction loans and commercial mortgage loans, partially offset by an increase in commercial and industrial loans. Commercial construction loans decreased $1.8 billion, or 45%, from December 31, 2009 primarily due to management’s strategy to suspend new lending on commercial non-owner occupied real estate beginning in 2008 and the outflow of completed construction projects that were transitioned to commercial mortgage loans. Despite the transition of commercial construction loans, commercial mortgage loans decreased $944 million, or eight percent, from December 31, 2009 due to tighter underwriting standards on commercial real estate loans in an overall effort to limit exposure to commercial real estate. Commercial and industrial loans increased $1.6 billion, or six percent, compared to December 31, 2009 as a result of the previously mentioned change in U.S. GAAP and an increase in new loan originations activity, primarily due to an increase in customer demand with continued growth in the manufacturing and healthcare industries. This increase was partially offset by an $856 million decrease in loans originally issued to FTPS in conjunction with the Processing Business Sale; FTPS refinanced the original $1.25 billion in loans into a larger syndicated loan structure in connection with an acquisition.

Total consumer loans and leases increased $2.1 billion, or six percent, from December 31, 2009. This increase was primarily the result of increases in automobile loans and residential mortgage loans, partially offset by a decrease in home equity loans. Automobile loans increased $2.0 billion, or 22%, compared to December 31, 2009 primarily as a result of the previously mentioned impact on automobile loans due to the change in U.S. GAAP and a strategic focus to increase automobile lending during 2010 through consistent and competitive pricing, enhanced customer service with our dealership network and disciplined sales execution. Residential mortgage loans increased $1.0 billion, or 10%, from December 31, 2009 as a result of a 51% increase in origination activity for the fourth quarter of 2010 compared to the fourth quarter of 2009 and management’s decision in the third quarter of 2010 to retain certain mortgage loans primarily originated through the Bancorp’s retail branches. Home equity loans decreased $660 million, or five percent, from December 31, 2009 as tighter underwriting standards and a decrease in customer demand were partially offset by the previously mentioned impact on home equity loans due to the change in U.S. GAAP. Credit card loans decreased $94 million, or five percent, as a result of a decrease in new account origination activity throughout 2010. Other consumer loans and leases, primarily made up of student loans designated as held for sale and automobile leases, decreased $110 million, or 14%, due to a decline in new originations driven by tighter underwriting standards.

Average commercial loans and leases decreased $3.9 billion, or eight percent, compared to 2009. The decrease in average commercial loans consisted of a decrease of $1.6 billion, or 34%, in average commercial construction loans, $1.2 billion, or four percent, in average commercial and industrial loans and $926 million, or seven percent, in average commercial mortgage loans. These decreases were driven by lower customer line utilization rates, lower demand for new loans and tighter underwriting standards on commercial real estate loans to manage risk, partially offset by the impact of the previously discussed change in U.S. GAAP. Commercial and industrial loans experienced an increase in origination activity primarily during the fourth quarter of 2010 which led to a higher period end balance at December 31, 2010 compared to December 31, 2009

Average consumer loans and leases were relatively flat compared to 2009. An increase in average automobile loans of $1.6 billion, or 18%, was offset by decreases in average residential mortgage loans of $1.0 billion, or nine percent, and average home equity loans of $538 million, or four percent. The impact of the previously mentioned consolidation of automobile and home equity loans was largely offset by a decrease in customer demand and tighter underwriting standards. Residential mortgage originations in 2009 were higher than in 2010 resulting in a lower annual average; however volume of new originations during the fourth quarter of 2010 were greater than the fourth quarter of 2009 resulting in a higher period end balance at December 31, 2010 compared to December 31, 2009.

TABLE 18: COMPONENTS OF TOTAL LOANS AND LEASES (INCLUDES HELD FOR SALE)
As of December 31 ($ in millions)	2010	2009	2008	2007	2006
Commercial:
Commercial and industrial loans	$27,275	25,687	29,220	26,079	20,831
Commercial mortgage	10,992	11,936	12,731	11,967	10,405
Commercial construction	2,111	3,871	5,335	5,561	6,168
Commercial leases	3,378	3,535	3,666	3,737	3,841
Subtotal – commercial	43,756	45,029	50,952	47,344	41,245
Consumer:
Residential mortgage loans	10,857	9,846	10,292	11,433	9,905
Home equity	11,513	12,174	12,752	11,874	12,154
Automobile loans	10,983	8,995	8,594	11,183	10,028
Credit card	1,896	1,990	1,811	1,591	1,004
Other consumer loans and leases	702	812	1,194	1,157	1,167
Subtotal – consumer	35,951	33,817	34,643	37,238	34,258
Total loans and leases	$79,707	78,846	85,595	84,582	75,503
Total loans and leases (excludes held for sale)	$77,491	76,779	84,143	80,253	74,353

Fifth Third Bancorp	43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 19: COMPONENTS OF AVERAGE TOTAL LOANS AND LEASES (INCLUDES HELD FOR SALE)
As of December 31 ($ in millions)	2010	2009	2008	2007	2006
Commercial:
Commercial and industrial loans	$26,334	27,556	28,426	22,351	20,504
Commercial mortgage	11,585	12,511	12,776	11,078	9,797
Commercial construction	3,066	4,638	5,846	5,661	6,015
Commercial leases	3,343	3,543	3,680	3,683	3,730
Subtotal – commercial	44,328	48,248	50,728	42,773	40,046
Consumer:
Residential mortgage loans	9,868	10,886	10,993	10,489	9,574
Home equity	11,996	12,534	12,269	11,887	12,070
Automobile loans	10,427	8,807	8,925	10,704	9,570
Credit card	1,870	1,907	1,708	1,276	838
Other consumer loans and leases	743	1,009	1,212	1,219	1,395
Subtotal – consumer	34,904	35,143	35,107	35,575	33,447
Total average loans and leases	$79,232	83,391	85,835	78,348	73,493
Total average portfolio loans and leases (excludes held for sale)	$77,045	80,681	83,895	76,033	72,447

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of December 31, 2010, total investment securities were $16.1 billion compared to $18.9 billion at December 31, 2009. See Note 1 of the Notes to Consolidated Financial Statements for the Bancorp’s methodology for both classifying investment securities and management’s evaluation of securities in an unrealized loss position for OTTI.

At December 31, 2010, the Bancorp’s investment portfolio primarily consisted of AAA-rated agency mortgage-backed securities. In 2010, the Bancorp recognized $3 million of OTTI on its investment securities portfolio. During the year ended December 31, 2009, OTTI was immaterial to the Consolidated Financial Statements. In 2008, the Bancorp recognized OTTI charges of $67 million on FHLMC and FNMA preferred stock and $37 million on certain trust preferred securities. Upon a change in U.S. GAAP in 2009, the Bancorp concluded that the OTTI charges on these trust preferred securities were due to non-credit related factors and therefore, recognized an increase of $37 million to the investment balance and related unrealized losses.

The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio as of, or for the years ended December 31, 2010 and 2009. Additionally, there was approximately $137 million of securities classified as below investment grade as of December 31, 2010, compared to $178 million as of December 31, 2009.

As of December 31, 2010, available-for-sale securities on an amortized cost basis decreased $3.0 billion from December 31, 2009. The decrease included the impact of a change in U.S. GAAP that required the Bancorp to consolidate certain VIEs, resulting in the elimination of $805 million in commercial paper and $236 million of residual interests classified as available-for-sale securities on January 1, 2010. Further impacting the available-for-sale securities were approximately $1.1 billion in sales and paydowns on agency mortgage-backed securities, primarily related to the FNMA and FHLMC delinquent loan buy-back programs in the second quarter of 2010, and management’s decision not to fully reinvest cash flows in securities due to the low market rate environment. In addition, sales of $579 million of FNMA and FHLMC agency debentures, $151 million of commercial mortgage-backed securities and commercial mortgage obligations and $103 million of trust preferred securities as well as $150 million in paydowns on other asset-backed securities further drove the decline from December 31, 2009.

At December 31, 2010, available-for-sale securities decreased to 15% of interest-earning assets, compared to 18% at December 31, 2009. This was due to a 17% decrease in the available-for-sale portfolio as discussed above, partially offset by the impact of a four percent decline in average interest earning assets. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 4.4 years at December 31, 2010 and 2009. At December 31, 2010, the fixed-rate securities within the available-for-sale securities portfolio had a weighted-average yield of 4.24% compared to 4.48% at December 31, 2009.

Information presented in Table 21 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Market rates declined from 2009, which led to net unrealized gains on agency mortgage-backed securities of $403 million, compared to $323 million as of December 31, 2009. Total net unrealized gains on the available-for-sale securities portfolio were $495 million at December 31, 2010, compared to $334 million at December 31, 2009.

TABLE 20: COMPONENTS OF INVESTMENT SECURITIES
As of December 31 ($ in millions)	2010	2009	2008	2007	2006
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and Government agencies	$225	464	186	3	1,396
U.S. Government sponsored agencies	1,564	2,143	1,651	160	100
Obligations of states and political subdivisions	170	240	323	490	603
Agency mortgage-backed securities	10,570	11,074	8,529	8,738	7,999
Other bonds, notes and debentures	1,338	2,541	613	385	172
Other securities	1,052	1,417	1,248	1,045	966
Total available-for-sale and other	$14,919	17,879	12,550	10,821	11,236
Held-to-maturity (amortized cost basis):
Obligations of states and political subdivisions	$348	350	355	351	345
Other bonds, notes and debentures	5	5	5	4	11
Total held-to-maturity	$353	355	360	355	356
Trading (fair value):
Variable rate demand notes	$106	235	1,140	—	—
Other securities	188	120	51	171	187
Total trading	$294	355	1,191	171	187

44	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 21: CHARACTERISTICS OF AVAILABLE-FOR-SALE AND OTHER SECURITIES

As of December 31, 2010 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$25	$25	0.3	0.91%
Average life 1 – 5 years	100	101	1.4	1.20
Average life 5 – 10 years	100	104	8.9	3.57
Average life greater than 10 years	-	-	-	-
Total	225	230	4.6	2.22
U.S. Government sponsored agencies:
Average life of one year or less	80	81	0.2	3.35
Average life 1 – 5 years	51	51	1.7	1.54
Average life 5 – 10 years	1,433	1,513	5.9	3.75
Average life greater than 10 years	-	-	-	-
Total	1,564	1,645	5.5	3.66
Obligations of states and political subdivisions (a):
Average life of one year or less	126	126	0.1	4.20
Average life 1 – 5 years	4	5	2.8	8.21
Average life 5 – 10 years	8	9	9.4	6.27
Average life greater than 10 years	32	32	11.0	5.98
Total	170	172	2.7	4.73
Agency mortgage-backed securities:
Average life of one year or less	264	270	0.7	4.85
Average life 1 – 5 years	8,579	8,956	3.8	4.40
Average life 5 – 10 years	1,668	1,689	6.8	4.30
Average life greater than 10 years	59	58	10.3	4.09
Total	10,570	10,973	4.2	4.40
Other bonds, notes and debentures (b):
Average life of one year or less	131	131	0.5	1.11
Average life 1 – 5 years	801	812	2.6	4.37
Average life 5 – 10 years	337	330	6.0	3.60
Average life greater than 10 years	69	69	23.0	7.21
Total	1,338	1,342	4.3	4.00
Other securities (c)	1,052	1,052
Total available-for-sale and other securities	$14,919	$15,414	4.4	4.24%
(a)	Taxable-equivalent yield adjustments included in the above table are 1.45%, 2.83%, 2.16%, 2.06% and 1.63% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Other bonds, notes, and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(c)	Other securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock, certain mutual fund holdings and equity security holdings.

Trading securities decreased from $355 million at December 31, 2009 to $294 million at December 31, 2010. The decrease was driven by the sale of VRDNs which were held by the Bancorp in its trading securities portfolio. These securities were purchased from the market during 2008 and 2009 through FTS who was also the remarketing agent. During the fourth quarter of 2009 and into 2010, the rates on these securities began to decline substantially, and as a result the Bancorp sold a majority of its VRDNs and replaced them with higher-yielding agency mortgage-backed securities classified as available-for-sale. The Bancorp continued to sell the VRDNs throughout 2010, resulting in the decrease from December 31, 2009. For more information on the VRDNs, see Note 18 of the Notes to Consolidated Financial Statements. Included in trading securities as of December 31, 2010 were $6 million of auction rate securities, which had an unrealized loss of $1 million. The Bancorp held $13 million of auction rate securities in its trading portfolio at December 31, 2009, which had an unrealized loss of $4 million.

Fifth Third Bancorp	45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 22: DEPOSITS

As of December 31 ($ in millions)	2010	2009	2008	2007	2006
Demand	$21,413	19,411	15,287	14,404	14,331
Interest checking	18,560	19,935	14,222	15,254	15,993
Savings	20,903	17,898	16,063	15,635	13,181
Money market	5,035	4,431	4,689	6,521	6,584
Foreign office	3,721	2,454	2,144	2,572	1,353
Transaction deposits	69,632	64,129	52,405	54,386	51,442
Other time	7,728	12,466	14,350	11,440	10,987
Core deposits	77,360	76,595	66,755	65,826	62,429
Certificates – $100,000 and over	4,287	7,700	11,851	6,738	6,628
Other	1	10	7	2,881	323
Total deposits	$81,648	84,305	78,613	75,445	69,380

TABLE 23: AVERAGE DEPOSITS

As of December 31 ($ in millions)	2010	2009	2008	2007	2006
Demand	$19,669	16,862	14,017	13,261	13,741
Interest checking	18,218	15,070	14,191	14,820	16,650
Savings	19,612	16,875	16,192	14,836	12,189
Money market	4,808	4,320	6,127	6,308	6,366
Foreign office	3,355	2,108	2,153	1,762	732
Transaction deposits	65,662	55,235	52,680	50,987	49,678
Other time	10,526	14,103	11,135	10,778	10,500
Core deposits	76,188	69,338	63,815	61,765	60,178
Certificates – $100,000 and over	6,083	10,367	9,531	6,466	5,795
Other	6	157	2,067	1,393	2,979
Total average deposits	$82,277	79,862	75,413	69,624	68,952

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building complete relationships and offering competitive rates. At December 31, 2010, core deposits represented 70% of the Bancorp’s asset funding base compared to 68% at December 31, 2009.

Core deposits increased $765 million, or one percent, compared to 2009 due primarily to increases of $3.0 billion in savings and $2.0 billion in demand deposits which was primarily the result of excess customer liquidity. In addition, foreign office deposits increased $1.3 billion due to an increase in commercial customer deposits due to excess customer liquidity, and those customers opting to sweep additional funds into these accounts for the higher interest rates. These increases were partially offset by the continued run-off of higher priced certificates included in other time deposits, which declined $4.7 billion, or 38%, compared to December 31, 2009, as well as a decline in interest checking due primarily to rate management actions on single product public funds accounts in the second half of 2010.

Included in core deposits are foreign office deposits, which are Eurodollar sweep accounts for the Bancorp’s commercial customers. These accounts bear interest at rates slightly higher than money market accounts, but the Bancorp does not have to pay FDIC insurance nor pledge collateral. The Bancorp uses these deposits, as well as certificates of deposit $100,000 and over, as a method to fund earning asset growth. Certificates $100,000 and over at December 31, 2010 decreased $3.4 billion compared to December 31, 2009 as customers opted to maintain their balances in liquid accounts due to historically low interest rates.

On an average basis, core deposits increased $6.9 billion, or 10%, due to increases in interest checking of $3.1 billion, demand deposits of $2.8 billion, savings deposits of $2.7 billion and foreign office deposits of $1.2 billion, partially offset by a decrease in other time deposits of $3.6 billion. This activity was the result of the migration of higher priced certificates included in other time deposits into transaction accounts, as well as the impact of historically low rates and excess customer liquidity.

46	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Borrowings

Total borrowings declined $693 million from December 31, 2009, as the result of a decrease in long-term debt partially offset by an increase in federal funds purchased and other short-term borrowings.

Long-term debt at December 31, 2010 decreased $949 million, or nine percent, compared to December 31, 2009 primarily as the result of the repayment of $1.0 billion in FHLB advances during the fourth quarter of 2010 and the maturity of $800 million of long-term debt in the first quarter of 2010. These declines were partially offset by the impact of a change in U.S. GAAP which required the Bancorp to consolidate long-term debt on January 1, 2010 that had an outstanding balance of $692 million as of December 31, 2010.

Average borrowings declined $5.2 billion from 2009, primarily as a result of repayment of term auction facility funds and FHLB advances throughout 2009 which contributed

$3.7 billion and $1.2 billion, respectively, to average balances in 2009. These repayments were made possible by a decrease in loan demand combined with growth in deposits during 2009. See the Capital Management Section for additional information.

Information on the average rates paid on borrowings is included within the Statements of Income Analysis. Additionally, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

On January 25, 2011, the Bancorp issued $1.0 billion of senior notes to third party investors, bearing a fixed rate of interest of 3.625% per annum. The notes are unsecured, senior obligations of the Bancorp and mature on January 25, 2016. See Note 32 of the Notes to Consolidated Financial Statement for further information on the debt issuance.

TABLE 24: BORROWINGS
As of December 31 ($ in millions)	2010	2009	2008	2007	2006
Federal funds purchased	$279	182	287	4,427	1,421
Other short-term borrowings	1,574	1,415	9,959	4,747	2,796
Long-term debt	9,558	10,507	13,585	12,857	12,558
Total borrowings	$11,411	12,104	23,831	22,031	16,775

TABLE 25: AVERAGE BORROWINGS
As of December 31 ($ in millions)	2010	2009	2008	2007	2006
Federal funds purchased	$291	517	2,975	3,646	4,148
Other short-term borrowings	1,635	6,463	7,785	3,244	8,670
Long-term debt	10,902	11,035	13,903	12,505	14,247
Total borrowings	$12,828	18,015	24,663	19,395	27,065

Fifth Third Bancorp	47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK MANAGEMENT

Managing risk is an essential component of successfully operating a financial services company. The Bancorp’s risk management approach includes processes for identifying, assessing, managing, monitoring and reporting risks. The ERM division, led by the Bancorp’s Chief Risk Officer, ensures the consistency and adequacy of the Bancorp’s risk management approach within the structure of the Bancorp’s affiliate operating model. In addition, the Internal Audit division provides an independent assessment of the Bancorp’s internal control structure and related systems and processes.

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
•

Capital Markets Risk Management is responsible for instituting, monitoring, and reporting appropriate trading limits, monitoring liquidity, interest rate risk, and risk tolerances within Treasury, Mortgage, and Capital Markets groups and utilizing a value at risk model for Bancorp market risk exposure;

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

    Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line of business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of five outside directors and has the responsibility for the oversight of risk management for the Bancorp, as well as for the Bancorp’s overall aggregate risk profile. The Risk and Compliance Committee of the Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. The primary committee responsible for the oversight of risk management is the ERMC. Committees accountable to the ERMC, which support the core risk programs, are the Corporate Credit Committee, the Operational Risk Committee, the Management Compliance Committee, the Executive Asset Liability Management Committee and the Enterprise Marketing Committee. Other committees accountable to the ERMC oversee the ALLL, capital and community reinvestment act/fair lending functions. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

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

Overview

General economic conditions remained weak throughout most of 2009, but showed some signs of moderation during 2010. These conditions negatively impacted the 2009 performance of a majority of the Bancorp’s loan and lease products. Geographically, the Bancorp continues to experience the most stress in Michigan and Florida due to the decline in real estate values. Real estate value deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn. Among commercial portfolios, the homebuilder and developer and the remaining non-owner occupied commercial real estate portfolios remained under stress throughout 2009 and 2010.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in the fourth quarter of 2007 and new commercial non-owner occupied real estate lending in the second quarter of 2008, discontinued the origination of brokered home equity products at the end of 2007 and tightened underwriting standards across both the commercial and consumer loan product offerings. Since the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries, the Bancorp has sold certain consumer loans and sold or transferred to held for sale certain commercial loans. Throughout 2009 and 2010, the Bancorp continued to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, tightening underwriting standards on commercial loans and across the consumer loan portfolio, as well as utilizing expanded commercial and consumer loan workout teams. In the financial services industry, there has been heightened focus on foreclosure activity and processes in recent months due to issues concerning documentation supporting foreclosures. Fifth Third actively works with borrowers experiencing difficulties and has modified or provided forbearance to borrowers on approximately $1.8 billion of its own mortgages during the past several years where a workable solution could be found. Foreclosure is a last resort, and the Bancorp undertakes foreclosures only when it believes they are necessary and appropriate and are careful to ensure that customer and loan data are accurate. The Bancorp conducted reviews of its foreclosure processes and procedures in the third quarter of 2010, which did not reveal any material deficiencies, and has continued to expand and extend these reviews and improve its processes as additional aspects of the industry’s foreclosure practices have come under intensified scrutiny and criticism. These reviews are ongoing and the Bancorp may determine to amend its processes and procedures as a result of these reviews. While any impact to the Bancorp that ultimately results from continued reviews cannot yet be determined, management currently believes that such impact will not materially adversely affect the Bancorp’s results of operations, liquidity or capital resources.

Commercial Portfolio

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. The Bancorp has commercial loan concentration limits based on industry, lines of business within the commercial segment and credit product type.

    The risk within the commercial loan and lease portfolio is managed and monitored through an underwriting process utilizing detailed origination policies, continuous loan level reviews, the monitoring of industry concentration and product type limits and continuous portfolio risk management reporting. The origination policies for commercial real estate outline the risks and underwriting requirements for owner occupied, non-owner occupied and construction lending. Included in the policies are maturity and amortization terms, maximum LTV, minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable) and sensitivity and pro-forma analysis requirements. The Bancorp requires an appraisal of collateral be performed at origination and on an as-needed basis, in conformity with market conditions and regulatory requirements. It is the Bancorp’s policy to obtain an “as is value” appraisal annually on all criticized assets. Independent reviews are performed on appraisals to ensure the appraiser is qualified and consistency in the evaluation process exists.

Fifth Third Bancorp	49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table 26 provides detail on total commercial loan and leases, excluding held-for-sale, by major industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases.

TABLE 26: COMMERCIAL LOAN AND LEASE PORTFOLIO EXPOSURE

	2010			2009
As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$8,295	9,532	378	10,091	11,622	915
Manufacturing	7,202	14,979	149	6,289	13,093	204
Financial services and insurance	3,830	8,184	78	4,354	8,702	40
Healthcare	3,402	5,421	35	3,004	4,921	67
Business services	3,314	5,379	50	2,643	4,595	49
Wholesale trade	2,926	5,689	18	2,248	4,632	48
Construction	2,789	4,124	242	3,759	5,281	700
Retail trade	2,548	5,377	48	2,678	5,552	104
Transportation and warehousing	2,074	2,566	15	2,503	3,003	51
Other services	1,062	1,473	35	1,127	1,558	33
Communication and information	1,004	1,668	7	792	1,346	8
Accommodation and food	953	1,476	26	1,019	1,505	58
Mining	851	1,443	19	765	1,182	16
Entertainment and recreation	788	1,012	7	740	949	15
Individuals	690	830	10	737	905	19
Public administration	616	848	9	681	877	-
Utilities	595	1,600	-	473	1,310	-
Agribusiness	483	621	85	585	742	59
Other	40	119	3	317	679	6
Total	$43,462	72,341	1,214	44,805	72,454	2,392
By loan size:
Less than $200,000	3%	2	8	3	2	4
$200,000 to $1 million	10	8	25	12	9	18
$1 million to $5 million	21	17	34	26	20	39
$5 million to $10 million	13	11	8	13	11	18
$10 million to $25 million	25	25	19	24	26	17
Greater than $25 million	28	37	6	22	32	4
Total	100%	100	100	100	100	100
By state:
Ohio	25%	29	17	28	31	15
Michigan	15	13	22	16	14	18
Illinois	8	8	8	8	9	9
Florida	8	7	17	9	7	26
Indiana	6	6	7	6	6	6
Kentucky	5	4	5	5	5	4
North Carolina	3	3	4	3	3	1
Tennessee	3	3	1	2	2	4
Pennsylvania	2	2	1	2	2	-
All other states	25	25	18	21	21	17
Total	100%	100	100	100	100	100

The Bancorp has identified certain categories of commercial loans which it believes represent a higher level of risk, as compared to the rest of the Bancorp’s commercial loan portfolio, due to economic or market conditions in the Bancorp’s key lending areas. Tables 27 – 30 provide analysis of each of the categories of commercial loans, excluding loans held for sale, as of and for the years ended December 31, 2010 and 2009.

TABLE 27: NON-OWNER OCCUPIED COMMERCIAL REAL ESTATE
As of December 31, 2010 ($ in millions)					For the Year Ended December 31, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$2,332	2,565	2	90	119
Michigan	1,695	1,809	2	85	123
Florida	935	1,022	1	120	180
Illinois	568	654	-	39	65
North Carolina	392	438	-	37	58
Indiana	387	419	-	19	32
All other states	751	823	-	39	48
Total	$7,060	7,730	5	429	625

50	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 28: NON-OWNER OCCUPIED COMMERCIAL REAL ESTATE

As of December 31, 2009 ($ in millions)					For the Year Ended December 31, 2009
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$2,917	3,250	14	204	111
Michigan	2,003	2,193	16	173	153
Florida	1,517	1,611	7	384	229
Illinois	820	935	4	109	48
North Carolina	716	768	3	146	54
Indiana	531	553	-	49	27
All other states	1,037	1,345	3	154	99
Total	$9,541	10,655	47	1,219	721

TABLE 29: HOME BUILDER AND DEVELOPER (a)

As of December 31, 2010 ($ in millions)					For the Year Ended December 31, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$202	331	-	35	39
Michigan	151	212	1	23	65
Florida	103	117	-	44	81
North Carolina	68	80	-	10	33
Indiana	67	85	-	8	13
All other states	108	159	-	20	43
Total	$699	984	1	140	274
(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $134 and a total exposure of $319 are also included in Table 27: Non-Owner Occupied Commercial Real Estate

TABLE 30: HOME BUILDER AND DEVELOPER (a)

As of December 31, 2009 ($ in millions)					For the Year Ended December 31, 2009
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$346	542	2	73	34
Michigan	278	351	7	63	77
Florida	318	336	4	136	98
North Carolina	229	260	3	95	49
Indiana	108	133	-	12	9
All other states	284	383	3	94	91
Total	$1,563	2,005	19	473	358
(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $200 and a total exposure of $461 are also included in Table 28: Non-Owner Occupied Commercial Real Estate

Consumer Portfolio

The Bancorp’s consumer portfolio is materially comprised of three categories of loans: residential mortgage, home equity, and automobile loans. The Bancorp has identified certain categories within these loan types which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio due to high loan amount to collateral value.

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

Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $1.3 billion of adjustable rate residential mortgage loans will have rate resets in 2011, with less than one percent of those resets expected to experience an increase in monthly payments.

Certain residential mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing prices. These types of mortgage products offered by the Bancorp include loans with high LTV ratios, multiple loans on the same collateral that when combined result in an LTV greater than 80% (80/20 loans) and interest-only loans. The Bancorp monitors residential mortgages loans with greater than 80% LTV ratio and no mortgage insurance as it believes these loans represent a higher level of risk. Tables 31 and 32 provide analysis of the residential mortgage loans outstanding with a greater than 80% LTV ratio and no mortgage insurance as of December 31, 2010 and 2009, respectively.

Fifth Third Bancorp	51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 31: RESIDENTIAL MORTGAGE LOANS OUTSTANDING, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

As of December 31, 2010 ($ in millions)				For the Year Ended December 31, 2010
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$569	3	24	22
Michigan	294	2	20	21
Florida	294	4	31	56
North Carolina	131	1	7	12
Indiana	111	1	4	6
Kentucky	78	1	3	2
Illinois	67	-	1	4
All other states	122	3	5	8
Total	$1,666	15	95	131

TABLE 32: RESIDENTIAL MORTGAGE LOANS OUTSTANDING, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

As of December 31, 2009 ($ in millions)				For the Year Ended December 31, 2009
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$673	4	25	18
Michigan	350	3	13	21
Florida	388	9	50	68
North Carolina	169	5	9	8
Indiana	145	1	7	4
Kentucky	92	1	3	2
Illinois	62	1	6	2
All other states	141	2	8	5
Total	$2,020	26	121	128

Home Equity Portfolio

The home equity portfolio is managed in two categories, loans outstanding with a LTV greater than 80% and those loans with a LTV of less than 80%. The carrying value of the greater than 80% LTV home equity loans and less than 80% LTV home equity loans were $4.6 billion and $6.9 billion, respectively, as of December 31, 2010. Of the total $11.5 billion of outstanding home equity loans, 82% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois. The portfolio has an average FICO score at loan origination of 734 at December 31, 2010 compared to 730 at December 31, 2009.

The Bancorp actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp believes that home equity loans with a greater than 80% LTV ratio present a higher level of risk. The following tables provide analysis of these loans as of December 31, 2010 and 2009.

TABLE 33: HOME EQUITY LOANS OUTSTANDING WITH LTV GREATER THAN 80%

As of December 31, 2010 ($ in millions)					For the Year Ended December 31, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,576	2,288	9	7	35
Michigan	998	1,317	9	5	50
Illinois	482	662	5	3	22
Indiana	451	638	4	2	10
Kentucky	421	614	3	2	9
Florida	172	218	8	4	21
All other states	466	568	7	4	28
Total	$4,566	6,305	45	27	175

TABLE 34: HOME EQUITY LOANS OUTSTANDING WITH LTV GREATER THAN 80%

As of December 31, 2009 ($ in millions)					For the Year Ended December 31, 2009
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,727	2,465	13	6	43
Michigan	1,091	1,417	14	6	61
Illinois	505	689	5	3	32
Indiana	499	691	5	2	13
Kentucky	471	672	4	2	12
Florida	198	248	8	3	35
All other states	523	618	9	5	37
Total	$5,014	6,800	58	27	233

52	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of December 31, 2010, the automobile loan portfolio was comprised of approximately 48% in new automobile loans. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk accounts. The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100% as of December 31, 2010 and 2009.

TABLE 35: AUTOMOBILE LOANS OUTSTANDING WITH LTV GREATER THAN 100%

As of December 31, 2010 ($ in millions)				For the Year Ended December 31, 2010
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$447	1	-	5
Illinois	375	1	-	5
Michigan	269	-	-	4
Indiana	208	1	-	3
Florida	199	-	-	5
Kentucky	181	-	-	3
All other states	2,451	4	2	33
Total	$4,130	7	2	58

TABLE 36: AUTOMOBILE LOANS OUTSTANDING WITH LTV GREATER THAN 100%

As of December 31, 2009 ($ in millions)				For the Year Ended December 31, 2009
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$422	1	-	9
Illinois	357	1	-	9
Michigan	252	1	-	6
Indiana	215	-	-	5
Florida	193	1	-	11
Kentucky	177	-	-	4
All other states	2,067	6	1	46
Total	$3,683	10	1	90

Analysis of Nonperforming Assets

A summary of nonperforming assets is included in Table 37. Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured consumer loans which are 90 days past due based on the restructured terms and credit card loans immediately upon restructuring; restructured commercial loans which have not yet met the requirements to be classified as a performing asset; and other assets, including OREO and repossessed equipment. Typically, commercial loans, home equity, automobile and other consumer loans and leases are reported on nonaccrual status if principal or interest has been in default for 90 days or more unless the loan is both well-secured and in the process of collection. Residential mortgage loans are typically placed on nonaccrual status when principal and interest payments have become past due 150 days unless such loans are both well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premiums, accretion of loan discounts and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued, but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for level of impairment at least quarterly. If the principal or a portion of the principal is deemed a loss, the loss amount is charged off to the ALLL.

    Total nonperforming assets were $2.5 billion at December 31, 2010, compared to $3.5 billion at December 31, 2009. At December 31, 2010, $294 million of nonaccrual commercial loans were held-for-sale, a significant portion of which were real estate secured loans in Michigan and Florida. Nonperforming assets as a percentage of total loans, leases and other assets, including OREO and nonaccrual loans held for sale, was 3.08% and 4.38% as of December 31, 2010 and 2009, respectively. Excluding the held-for-sale nonaccrual loans, nonperforming assets as a percentage of total loans, leases and other assets, including OREO, as of December 31, 2010 was 2.79% compared to 4.22% as of December 31, 2009. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 66% of nonaccrual loans were secured by real estate as of December 31, 2010 compared to approximately 77% as of December 31, 2009.

Commercial nonperforming loans and leases decreased to $1.6 billion at December 31, 2010 from $2.6 billion at December 31, 2009 due to the impact of previous loss mitigation actions and moderation in general economic conditions. Excluding nonperforming loans held-for-sale, commercial nonperforming loans and leases decreased from $2.3 billion at December 31, 2009 to $1.3 billion as of December 31, 2010. These decreases were due to the previously discussed factors and the impact of commercial nonperforming loans transferred to held for sale during the third quarter of 2010. The Bancorp transferred commercial loans with a carrying value prior to transfer of $961 million to held for sale during the third quarter, of which $694 million were nonperforming. Of those loans transferred in the third quarter of 2010, 52% were secured by non-owner occupied real estate, including 22% secured by developed and undeveloped land. Approximately 40% of those transferred loans were in Florida or Michigan. The remaining balance of the loans transferred during the third quarter of 2010 was $223 million at December 31, 2010.

    Consumer nonperforming loans and leases decreased to $466 million as of December 31, 2010, compared to $555 million at December 31, 2009, driven primarily by a $144 million decrease in residential mortgage loans on nonaccrual, partially offset by an $84 million increase in other consumer loans. The decrease in residential mortgage loans was primarily the result of $205 million of nonperforming residential mortgage loans sold during the third quarter of 2010. The increase in other consumer loans was the result

Fifth Third Bancorp	53

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of the Bancorp’s foreclosure, during the fourth quarter of 2010, on a commercial loan collateralized by individual consumer loans with a carrying value of $78 million that were classified as nonaccrual loans at December 31, 2010. Consumer restructured loans on accrual status totaled $1.6 billion and $1.4 billion as of December 31, 2010 and 2009, respectively, driven by an increased volume of restructured loans. As of December 31, 2010, redefault rates on restructured residential mortgage, home equity loans and credit card loans were 27%, 18% and 20%, respectively.

Repossessed personal property and OREO increased from $297 million at December 31, 2009 to $494 million at December 31, 2010, driven by higher levels of foreclosures on commercial mortgage loans. At December 31, 2010 OREO totaled $467 million and included $351 million of commercial assets and $116 million of consumer assets. Properties in Michigan and Florida accounted for 49% of foreclosed real estate at December 31, 2010.

In 2010 and 2009, approximately $10 million and $20 million, respectively, of interest income was recognized on a cash basis for loans on nonaccrual. In 2010 and 2009, additional interest income of approximately $206 million and $236 million, respectively, would have been recorded if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with the original terms. Although this value helps demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest.

Analysis of Net Loan Charge-offs

Net charge-offs were 302 bp of average loans and leases for 2010, compared to 320 bp for 2009. Table 39 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

The ratio of commercial loan net charge-offs to average commercial loans outstanding decreased to 3.10% in 2010 compared to 3.27% in 2009. This improvement was primarily due to actions taken by the Bancorp to address problem loans, reflected by significant net charge-offs recorded in 2008 and 2009 and the impact of loss mitigation activities such as suspending home builder and developer lending and non-owner occupied commercial real estate lending in 2007 and 2008, respectively, and tighter underwriting standards implemented on commercial loan products over the past three years. Net charge-offs for 2010 included $625 million related to non-owner occupied commercial real-estate, a decrease from $721 million in 2009. Charge-offs on these loans represented 46% of all commercial net charge-offs in 2010 and 2009. Florida and Michigan continued to experience the most stress, accounting for approximately 48% of the total net charge-offs in the commercial loan product portfolio in 2010 compared to 44% in 2009.

The ratio of consumer loan net charge-offs to average consumer loans outstanding decreased to 2.92% in 2010 compared to 3.10% in 2009. Compared to 2009, total consumer net charge-offs decreased $54 million to $964 million in 2010. Residential mortgage loan net charge-offs increased $82 million to $439 million during 2010. The ratio of residential mortgage net charge-offs to average residential mortgage loans increased from 4.15% in 2009 to 5.49% in 2010. These increases were primarily due to $123 million in charge-offs taken on $228 million of portfolio residential mortgage loans sold during the third quarter of 2010. The Bancorp’s Florida and Michigan markets continue to experience the most stress as residential mortgage loan charge-offs in these states accounted for 72% of residential mortgage net charge-offs during 2010.

Home equity net charge-offs decreased $58 million to $264 million during 2010. The ratio of home equity net charge-offs to average home equity loans decreased from 2.57% in 2009 to 2.20% in 2010. These decreases are primarily due to a $33 million decrease in net charge-offs on the brokered home equity portfolio and a $20 million decrease in net charge-offs in the Florida and Michigan markets on home equity products originated by the Bancorp. Management responded to the performance of the brokered home equity portfolio by eliminating this channel of origination at the end of 2007. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loan net charge offs decreased $60 million to $88 million in 2010. The ratio of automobile loan net charge-offs to average automobile loans was .85% for 2010, a decrease of 83 bp compared to 2009. These decreases are the result of improvements in delinquencies and loss severity as well as improvements made in underwriting over the past three years.

Credit card net charge-offs decreased $15 million to $155 million in 2010. The net charge-off ratio on credit card balances decreased from 8.87% in 2009 to 8.28% in 2010. The decreases from the prior year are primarily due to the Bancorp actively managing open credit card balances and a decrease in delinquency trends throughout 2010 as general economic conditions began to show signs of improvement. Management expects trends in the charge-off ratio on credit card balances to be consistent with general economic trends, such as unemployment and personal bankruptcy filings. The Bancorp employs a risk-adjusted pricing methodology to help ensure adequate compensation is received for those products that have higher credit costs.

54	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 37: SUMMARY OF NONPERFORMING ASSETS AND DELINQUENT LOANS

As of December 31 ($ in millions)	2010	2009	2008	2007	2006
Nonaccrual loans and leases:
Commercial and industrial loans (a)	$473	734	541	175	127
Commercial mortgage loans	407	898	482	243	84
Commercial construction loans	182	646	362	249	54
Commercial leases	11	67	21	5	6
Residential mortgage loans	152	275	259	92	38
Home equity	23	21	26	45	40
Automobile loans	1	1	5	3	3
Other consumer loans and leases (a)	84	-	-	1	-
Restructured loans and leases:
Commercial and industrial loans	95	35	-	-	-
Commercial mortgage loans	28	4	-	-	-
Commercial construction loans	10	8	-	-	-
Commercial leases	8	-	-	-	-
Residential mortgage loans (b)	116	137	20	27	-
Home equity (b)	33	33	29	11	-
Automobile loans (b)	2	1	1	-	-
Credit card	55	87	30	5	-
Total nonperforming loans and leases	1,680	2,947	1,776	856	352
Repossessed personal property and other real estate owned	494	297	230	171	103
Total nonperforming assets (c)	2,174	3,244	2,006	1,027	455
Nonaccrual loans held for sale	294	224	473	-	-
Total nonperforming assets including loans held for sale	$2,468	3,468	2,479	1,027	455
Commercial and industrial loans	$16	118	76	44	38
Commercial mortgage loans	11	59	136	73	17
Commercial construction loans	3	17	74	67	6
Commercial leases	-	4	4	4	2
Residential mortgage loans (d)	100	189	198	186	68
Home equity	89	99	96	72	51
Automobile loans	13	17	21	13	11
Credit card	42	64	56	31	16
Other consumer loans and leases	-	-	1	1	1
Total 90 days past due loans and leases	$274	567	662	491	210
Nonperforming assets as a percent of total loans, leases and other assets, including other real estate owned (c)	2.79%	4.22	2.38	1.25	.61
Allowance for loan and lease losses as a percent of nonperforming assets (b)	138	116	139	93	170

(a)	Nonaccrual loans and leases reflect a reclassification of $84 million in nonperforming loans from commercial and industrial loans to other consumer loans and leases which occurred after the Bancorp’s Form 8-K was filed on January 19, 2011. This reclassification was primarily a result of the determination that consumer loans obtained in the foreclosure of a commercial loan were more appropriately categorized as other consumer loans and leases in accordance with regulatory guidance.
(b)	During 2009, the Bancorp modified its consumer nonaccrual policy to exclude TDR loans that were less than 90 days past due because they were performing in accordance with the restructured terms. For comparability purposes, prior periods were adjusted to reflect this reclassification.
(c)	Excludes nonaccrual loans held for sale.
(d)	Information for all periods presented excludes advances made pursuant to servicing agreements to GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2010, 2009, 2008, 2007 and 2006, these advances were $279, $130, $40, $25 and $14, respectively.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Typically, these modifications reduce the loan interest rate, extend the loan term, or in limited circumstances, reduce the principal balance of the loan. These modifications are classified as TDRs.

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

TABLE 38: PERFORMING AND NONPERFORMING TDRs

	Performing
As of December 31, 2010 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial	$227	—	1	141	$369
Residential mortgages(a)	950	67	49	116	1,182
Home equity	364	47	—	33	444
Credit card	46	—	—	55	101
Other consumer	32	3	—	2	37
Total	$1,619	117	50	347	$2,133

(a)	Information includes advances made pursuant to servicing agreements to GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2010, these advances represented $44 of current loans, $17 of 30-89 days past due loans and $22 of 90 days or more past due loans.

Fifth Third Bancorp	55

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 39: SUMMARY OF CREDIT LOSS EXPERIENCE

For the years ended December 31 ($ in millions)	2010	2009	2008	2007	2006
Losses charged off:
Commercial and industrial loans	($631)	(768)	(667)	(121)	(131)
Commercial mortgage loans	(541)	(436)	(618)	(46)	(27)
Commercial construction loans	(265)	(420)	(750)	(29)	(7)
Commercial leases	(7)	(11)	—	(1)	(4)
Residential mortgage loans	(441)	(359)	(243)	(43)	(23)
Home equity	(276)	(330)	(212)	(106)	(65)
Automobile loans	(132)	(189)	(168)	(117)	(87)
Credit card	(164)	(178)	(101)	(54)	(36)
Other consumer loans and leases	(28)	(28)	(32)	(27)	(28)
Total losses	(2,485)	(2,719)	(2,791)	(544)	(408)
Recoveries of losses previously charged off:
Commercial and industrial loans	45	50	18	12	24
Commercial mortgage loans	17	14	5	2	3
Commercial construction loans	13	4	2	—	—
Commercial leases	5	4	1	1	5
Residential mortgage loans	2	2	—	—	—
Home equity	12	8	7	9	9
Automobile loans	44	41	34	32	30
Credit card	9	8	7	8	5
Other consumer loans and leases	10	7	7	18	16
Total recoveries	157	138	81	82	92
Net losses charged off:
Commercial and industrial loans	(586)	(718)	(649)	(109)	(107)
Commercial mortgage loans	(524)	(422)	(613)	(44)	(24)
Commercial construction loans	(252)	(416)	(748)	(29)	(7)
Commercial leases	(2)	(7)	1	—	1
Residential mortgage loans	(439)	(357)	(243)	(43)	(23)
Home equity	(264)	(322)	(205)	(97)	(56)
Automobile loans	(88)	(148)	(134)	(85)	(57)
Credit card	(155)	(170)	(94)	(46)	(31)
Other consumer loans and leases	(18)	(21)	(25)	(9)	(12)
Total net losses charged off	($2,328)	(2,581)	(2,710)	(462)	(316)
Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	2.23%	2.61	2.31	.49	.53
Commercial mortgage loans	4.58	3.43	4.80	.40	.25
Commercial construction loans	8.48	9.24	12.80	.51	.11
Commercial leases	0.05	0.22	(.02)	.01	(.03)
Total commercial loans and leases	3.10	3.27	3.99	.43	.34
Residential mortgage loans	5.49	4.15	2.47	.48	.27
Home equity	2.20	2.57	1.67	.82	.46
Automobile loans	0.85	1.68	1.56	.83	.60
Credit card	8.28	8.87	5.51	3.55	3.65
Other consumer loans and leases	2.58	2.14	2.10	.83	.91
Total consumer loans and leases	2.92	3.10	2.08	.84	.55
Total net losses charged off	3.02%	3.20	3.23	.61	.44

Allowance for Credit Losses

The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. The ALLL provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the ALLL each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall ALLL, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall percentage level of the ALLL. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions. See the Critical Accounting Policies section for more information.

In 2010 the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the

ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Consolidated Statements of Income.

Certain inherent, but unconfirmed losses are probable within the loan and lease portfolio. The Bancorp’s current methodology for determining the level of losses is based on historical loss rates, current credit grades, specific allocation on loans modified in a TDR and impaired commercial credits above specified thresholds and other qualitative adjustments. Due to the heavy reliance on realized historical losses and the credit grade rating process, the model derived required reserves tend to slightly lag the deterioration in the portfolio, in a stable or deteriorating credit environment, and tend not to be as responsive when improved conditions have presented themselves. Given these model limitations, the qualitative adjustment factors may be incremental or decremental to the quantitative model results. An unallocated component to the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total

56	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

portfolio loans and leases for the year ended December 31, 2010 was .19%, or five percent of the total ALLL, compared to .25%, or five percent of the total ALLL, as of December 31, 2009. The unallocated allowance was held consistent to the total ALLL due to many of the impacts of recent economic events being more fully incorporated into the historical loss rates within the portfolio specific models and stabilization in general economic factors including real estate values in certain of the Bancorp’s lending markets.

The ALLL as a percent of the total loan and lease portfolio decreased to 3.88% at December 31, 2010, compared to 4.88% at December 31, 2009. Total ALLL was $3.0 billion and $3.7 billion as of December 31, 2010 and 2009, respectively. This decrease is reflective of a number of factors including decreases in net charge-offs and delinquencies and signs of moderation in general economic conditions during 2010.

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $156 million at December 31, 2010. In addition, the Bancorp’s determination of the allowance for residential mortgage loans and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase 10%, the allowance for residential mortgage loans and consumer loans would increase approximately $31 million and $56 million, respectively at December 31, 2010. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

Total impaired loans consist of loans and leases that are restructured in a troubled debt restructuring and larger commercial loans included with aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses. Impaired loans are subject to individual review and decreased from $3.3 billion as of December 31, 2009 to $2.9 billion as of December 31, 2010.

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

TABLE 40: CHANGES IN ALLOWANCE FOR CREDIT LOSSES

For the years ended December 31 ($ in millions)	2010	2009	2008	2007	2006
Balance beginning of period	$3,749	2,787	937	771	744
Impact of change in accounting principle	45	-	-	-	-
Net losses charged off	(2,328)	(2,581)	(2,710)	(462)	(316)
Provision for loan and lease losses	1,538	3,543	4,560	628	343
Balance, end of year	$3,004	3,749	2,787	937	771
Reserve for unfunded commitments:
Balance beginning of period	294	195	95	76	70
Impact of change in accounting principle	(43)	-	-	-	-
Provision for unfunded commitments	(24)	99	100	19	6
Balance, end of year	$227	294	195	95	76
TABLE 41: ATTRIBUTION OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO PORTFOLIO LOANS AND LEASES
As of December 31 ($ in millions)	2010	2009	2008	2007	2006
Allowance attributed to:
Commercial and industrial loans	$1,123	1,282	824	271	252
Commercial mortgage loans	597	734	363	135	95
Commercial construction loans	158	380	252	98	49
Commercial leases	111	121	61	27	24
Residential mortgage loans	310	375	388	67	51
Consumer loans	554	660	611	287	247
Consumer leases	1	4	9	5	5
Unallocated	150	193	279	47	48
Total ALLL	$3,004	3,749	2,787	937	771
Portfolio loans and leases:
Commercial and industrial loans	$27,191	25,683	29,197	24,813	20,831
Commercial mortgage loans	10,845	11,803	12,502	11,862	10,405
Commercial construction loans	2,048	3,784	5,114	5,561	6,168
Commercial leases	3,378	3,535	3,666	3,737	3,842
Residential mortgage loans	8,956	8,035	9,385	10,540	8,830
Consumer loans	24,801	23,439	23,509	22,943	23,204
Consumer leases	272	500	770	797	1,073
Total portfolio loans and leases	$77,491	76,779	84,143	80,253	74,353
Attributed allowance as a percent of respective portfolio loans:
Commercial and industrial loans	4.13%	4.99	2.82	1.09	1.21
Commercial mortgage loans	5.50	6.22	2.90	1.14	.91
Commercial construction loans	7.71	10.04	4.93	1.77	.80
Commercial leases	3.29	3.42	1.66	.72	.62
Residential mortgage loans	3.35	4.67	4.13	.63	.58
Consumer loans	2.23	2.81	2.60	1.25	1.06
Consumer leases	.37	.80	1.17	.63	.47
Unallocated (as a percent of total portfolio loans and leases)	.19	.25	.33	.06	.06
Total portfolio loans and leases	3.88%	4.88	3.31	1.17	1.04

Fifth Third Bancorp	57

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

The Bancorp’s Executive ALCO, which includes senior management representatives and is accountable to the Enterprise Risk Management Committee, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming a 100 bp parallel ramped increase and a 200 bp parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses for December 31, 2010. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

At December 31, 2010, the Bancorp’s simulated exposure to a change in interest rates as described above reflects moderate asset sensitivity in year one with increased asset sensitivity in year two. Table 42 shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of December 31, 2010.

TABLE 42: ESTIMATED NII SENSITIVITY PROFILE

	Percent Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	1.02%	4.99	(5.00)	(7.00)
+100	0.49	2.73	-	-

Economic Value of Equity

The Bancorp employs EVE as a measurement tool in managing interest rate risk. Whereas the earnings simulation highlights exposures over a relatively short time horizon, the EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The EVE of the balance sheet, at a point in time, is defined as the discounted present value of asset and derivative cash flows less the discounted value of liability cash flows. The sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the earnings simulation model. As with the earnings simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the transaction deposit portfolios. The following table shows the Bancorp’s EVE sensitivity profile as of December 31, 2010.

TABLE 43: ESTIMATED EVE SENSITIVITY PROFILE

Change in Interest Rates (bp)	Change in EVE	ALCO Policy Limits
+200	(1.62%)	(15.0)
+100	(0.50)
+25	(0.09)
-25	(0.13)

This EVE profile suggests that the Bancorp would experience a slight adverse effect from an initial increase in rates, and that the adverse impact would become greater as rates continue to rise. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate the adverse impact of changes in interest rates. The NII simulation and EVE analyses do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

The Bancorp regularly evaluates its exposures to LIBOR and Prime basis risks, nonparallel shifts in the yield curve and embedded options risk. In addition, the impact on NII and EVE of extreme changes in interest rates is modeled, wherein the Bancorp employs the use of yield curve shocks and environment-specific scenarios.

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

The Bancorp also establishes derivative contracts with major financial institutions to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. See Note 14 of the Notes to Consolidated Financial Statements for further information on these derivatives.

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 44 displays the expected principal cash flows of the Bancorp’s portfolio loans and leases as of December 31, 2010. Table 45 displays a summary of expected principal cash flows occurring after one year as of December 31, 2010.

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $822 million and $699 million as of December 31, 2010 and 2009, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates declined during 2010 and 2009. The decrease in rates caused prepayment assumptions to increase and led to $36 million in temporary impairment of servicing rights during the year ended December 31, 2010 compared to $24 million in temporary impairment in 2009. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Offsetting the mortgage servicing rights valuation, the Bancorp recognized net gains of $123 million and $98 million on its non-qualifying hedging strategy for the years ended December 31, 2010 and 2009, respectively. The net gains from the Bancorp’s non-qualifying hedging strategy for 2010 and 2009 include $14 million and $57 million, respectively, of net gains on the sale of securities. See Note 13 of the Notes to Consolidated Financial Statements for further discussion on servicing rights.

Foreign Currency Risk

The Bancorp enters into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2010 and 2009 was approximately $283 million and $272 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

TABLE 44: PORTFOLIO LOAN AND LEASE PRINCIPAL CASH FLOWS

As of December 31, 2010 ($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$9,755	14,794	2,642	27,191
Commercial mortgage loans	5,414	4,390	1,041	10,845
Commercial construction loans	1,146	655	247	2,048
Commercial leases	522	1,365	1,491	3,378
Subtotal – commercial	16,837	21,204	5,421	43,462
Residential mortgage loans	1,437	3,544	3,975	8,956
Home equity	1,656	4,241	5,616	11,513
Automobile loans	4,324	6,399	260	10,983
Credit card	191	1,705	-	1,896
Other consumer loans and leases	517	160	4	681
Subtotal – consumer	8,125	16,049	9,855	34,029
Total	$24,962	37,253	15,276	77,491

TABLE 45: PORTFOLIO LOAN AND LEASE PRINCIPAL CASH FLOWS OCCURRING AFTER ONE YEAR

	Interest Rate
As of December 31, 2010 ($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,350	14,086
Commercial mortgage loans	1,934	3,497
Commercial construction loans	259	643
Commercial leases	2,856	-
Subtotal – commercial	8,399	18,226
Residential mortgage loans	5,127	2,392
Home equity	1,472	8,385
Automobile loans	6,601	58
Credit card	770	935
Other consumer loans and leases	128	36
Subtotal – consumer	14,098	11,806
Total	$22,497	30,032

Fifth Third Bancorp	59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 46: AGENCY RATINGS

As of February 28, 2011	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	P-2	A-2	F1	R-1L
Senior debt	Baa1	BBB	A-	AL
Subordinated debt	Baa2	BBB-	BBB+	BBBH
Fifth Third Bank:
Short-term	P-2	A-2	F1	R-1L
Long-term deposit	A3	No rating	A	A
Senior debt	A3	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	A (low)

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. A summary of certain obligations and commitments to make future payments under contracts is included in Note 18 of the Notes to Consolidated Financial Statements.

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

The Bancorp has approximately $6.8 billion of unsecured long-term debt outstanding as of December 31, 2010. Long-term debt with a principal balance of $15 million and a carrying value of $14 million will mature during 2011.

Sources of Funds

The Bancorp’s primary sources of funds relate to cash flows from loan and lease repayments, payments from securities related to sales and maturities, the sale or securitization of loans and leases and funds generated by core deposits, in addition to the use of public and private debt offerings.

Projected contractual maturities from loan and lease repayments are included in Table 44 of the Market Risk Management section. Of the $15.4 billion of securities in the available-for-sale portfolio at December 31, 2010, $4.0 billion in principal and interest is expected to be received in the next 12 months and an additional $2.5 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s available-for-sale securities portfolio, see the Investment Securities section of the MD&A.

    Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain commercial loans, home equity lines and loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the years ended December 31, 2010 and 2009, loans totaling $18.2 billion and $21.8 billion, respectively, were sold, securitized or transferred off-balance sheet. For further information on the transfer of financial assets, see Note 12 of the Notes to Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 80% of its average total assets during 2010 compared to 72% during 2009. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp previously participated in the FDIC’s TAG program that was adopted on November 21, 2008 under EESA. The TAG program provides insurance to any funds held in qualifying noninterest-bearing transaction accounts without limit. On April 13, 2010, the FDIC adopted an interim final rule extending the TAG program for six months, through December 31, 2010, with the possibility of extending the program an additional twelve months without further rulemaking. As a participant in the TAG program, the Bancorp was required to decide whether to opt out of the program on or before April 30, 2010. The Bancorp opted out of the TAG program effective July 1, 2010. After this date, customer accounts that qualified under the TAG program are no longer guaranteed in full, but are insured up to $250,000 under the FDIC’s general deposit insurance rules.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of December 31, 2010, $8.8 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations, however, access to these markets may depend on market conditions. The Bancorp also has $19.0 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $25.3 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

    On January 25, 2011, the Bancorp raised $1.7 billion in new common equity through the issuance of 121,428,572 shares of common stock in an underwriting offering at an initial price of $14.00 per share. Additionally, on January 25, 2011, the Bancorp sold $1.0 billion in aggregate principal amount of 3.625% Senior Notes due January 25, 2016. Note 32 of the Notes to Consolidated Financial Statements provides additional information regarding the common equity and senior notes offerings.

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

The Bancorp’s senior debt credit ratings are summarized in Table 46. The ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments.* Additional information on senior debt credit ratings is as follows:

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

Additionally, the Bancorp’s subsidiary bank (Fifth Third Bank) also receives independent credit ratings. On November 1, 2010, Moody’s downgraded ten large regional banks, including Fifth Third Bank, due to the passage of the Dodd-Frank Act. The Act signaled the government’s intent to limit support for individual banks, thus reducing Moody’s support assumptions for these banks. Fifth Third Bank’s credit ratings for Short-Term, Long-Term Deposit, Senior Debt and Subordinated Debt were downgraded to P-2, A3, A3 and Baa1, respectively, from P-1, A2, A2 and A3, respectively. Additionally, Moody’s changed Fifth Third Bancorp and Fifth Third Bank’s outlook from negative to stable. During 2010, DBRS Investors Service downgraded the long-term debt rating and deposit ratings for the Bancorp’s subsidiary to “A” from “AH”.

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

2009 Capital Actions

On May 7, 2009, the Bancorp announced its SCAP results which indicated that the Bancorp’s Tier 1 common equity would be required to be augmented to maintain a capital buffer above the newly required four percent threshold of the Tier 1 common equity ratio under the more adverse scenario of the assessment. The total amount required, prior to considering activities by the Bancorp since the end of the fourth quarter of 2008, was $2.6 billion.

After considering such activities, primarily the Processing Business Sale, the indicated additional net Tier I common equity required was $1.1 billion. To address the SCAP results the Bancorp undertook a number of capital actions during the second quarter of 2009. The Bancorp completed a $1 billion common stock offering and issued approximately 158 million shares at an average price of $6.33. In addition, the Bancorp completed an exchange of a portion of its Series G preferred stock for 2,158.8272 shares of its common stock, no par value, and $8,250 in cash, for each set of 250 validly tendered and accepted depositary shares. The Bancorp issued approximately 60 million shares of common stock and paid $230 million in cash in exchange for 7 million depositary shares. After settlement of the exchange offer, 4,112,750 depositary shares representing 16,451 shares of Series G preferred stock remained outstanding. As a result of this exchange, the Bancorp increased its common equity by $441 million. The Bancorp also sold its Visa, Inc. Class B common shares resulting in an additional $187 million benefit to equity.

2011 Capital Actions

On January 25, 2011, the Bancorp raised $1.7 billion in new common equity through the issuance of 121,428,572 shares of common stock in an underwriting offering at an initial price of $14.00 per share. On January 24, 2011, the underwriters exercised their option to purchase an additional 12,142,857 shares at the offering price of $14.00 per share. In connection with this exercise, the Bancorp elected that all such additional shares be sold and the Bancorp entered into a forward sale agreement which resulted in a final net payment of 959,821 shares on February 4, 2011.

On February 2, 2011, the Bancorp redeemed all 136,320 shares of its Series F Preferred Stock held by the U.S. Treasury totaling $3.4 billion. The Bancorp used the net proceeds from the common stock and senior notes offerings previously described and other funds to redeem the Series F Preferred Stock.

In connection with the redemption of the Series F Preferred Stock, the Bancorp accelerated the accretion of the remaining issuance discount on the Series F Preferred Stock and recorded a corresponding reduction in retained earnings of $153 million.

Dividends of $15 million were paid on February 2, 2011 when the Series F Preferred Stock was redeemed. The Bancorp notified the U.S. Treasury on February 17, 2011, of its intention to negotiate for the purchase of the warrants issued to the U.S. Treasury in connection with the CPP preferred stock investment.

These transactions will be reflected in the Bancorp’s consolidated financial statements for the quarter ended March 31, 2011. Note 32 of the Notes to Consolidated Financial Statements provides additional information regarding the redemption of the Series F Preferred Stock and the January 2011 common stock offering.

TABLE 47: CAPITAL RATIOS

As of December 31 ($ in millions)	2010	2009	2008	2007	2006
Average equity as a percent of average assets	12.22%	11.36	8.78	9.35	9.32
Tangible equity as a percent of tangible assets	10.42	9.71	7.86	6.14	7.95
Tangible common equity as a percent of tangible assets	7.04	6.45	4.23	6.14	7.95
Tier I capital	$13,965	13,428	11,924	8,924	8,625
Total risk-based capital	18,173	17,648	16,646	11,733	11,385
Risk-weighted assets	100,193	100,933	112,622	115,529	102,823
Regulatory capital ratios:
Tier I capital	13.94%	13.30	10.59	7.72	8.39
Total risk-based capital	18.14	17.48	14.78	10.16	11.07
Tier I leverage	12.79	12.34	10.27	8.50	8.44
Tier I common equity	7.50	6.99	4.37	5.72	8.22

Fifth Third Bancorp	61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On November 17, 2010, the Federal Reserve issued a revised temporary addendum to Supervision and Regulation letter 09-4, “Dividend Increases and Other Capital Distributions for the 19 Supervisory Capital Assessment Program Firms.” This letter requires the 19 financial institutions including the Bancorp, to undergo a review of their capital planning processes and plans regarding capital redistribution and absorption activity. As part of this review, the Bancorp was required to submit a comprehensive capital plan by January 7, 2011, that demonstrated its ability to withstand losses under “adverse” economic conditions over the next two years. The Bancorp submitted all of its documents according to the regulatory timeline. The results of this assessment process are not expected to be made public.

Current provisions of the recently enacted Dodd-Frank Act will phase out the inclusion of certain trust preferred securities as a component of Tier I capital beginning January 1, 2013. At December 31, 2010, the Bancorp’s Tier I capital included $2.8 billion of trust preferred securities representing approximately 276 bp of risk-weighted assets.

The Bancorp manages the adequacy of its capital, including Tier I common equity, by conducting ongoing internal stress tests and ensuring the results are properly considered in capital planning. It is the intent of the Bancorp’s capital planning process to ensure that the Bancorp’s capital positions remain in excess of well-capitalized minimums as defined by the Board of Governors of the Federal Reserve System in the “Capital Adequacy Guidelines for Bank Holding Companies,” and any other regulatory requirements. The Bancorp’s Tier I common equity ratio was 7.50% as of December 31, 2010.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, alternative investment opportunities and the need to comply with safe and sound banking practices as well as meet regulatory expectations. In each of the years ended December 31, 2010 and 2009, the Bancorp paid dividends per common share of $0.04.

The Bancorp issued $3.4 billion in senior preferred stock (Series F) and related warrants to the U.S. Treasury as part of the CPP. Upon issuance, the Bancorp agreed to limit dividends to common stock holders to the quarterly dividend rate paid prior to October 14, 2008, which was $0.15. This restriction was in effect until the earlier of December 31, 2011 or the date upon which the Series F senior preferred shares were redeemed in whole or transferred to an unaffiliated third party. On February 2, 2011, the Bancorp repurchased all $3.4 billion of its Series F Preferred Stock held by the U.S. Treasury.

The Bancorp’s repurchase of common stock is shown in Table 48. The Bancorp’s Board of Directors had previously authorized management to purchase 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date. Under the agreement with the U.S. Treasury, as part of the CPP, the Bancorp is restricted in its repurchases of its common stock. This restriction was in effect until the earlier of December 31, 2011 or the date upon which the Series F senior preferred shares were redeemed in whole or transferred to an unaffiliated third party. On February 2, 2011, the Bancorp repurchased all $3.4 billion of its Series F Preferred Stock held by the U.S. Treasury.

TABLE 48: SHARE REPURCHASES

For the years ended December 31	2010	2009	2008
Shares authorized for repurchase at January 1	19,201,518	19,201,518	19,201,518
Additional authorizations	-	-	-
Shares repurchases (a)	-	-	-
Shares authorized for repurchase at December 31	19,201,518	19,201,518	19,201,518
Average price paid per share	N/A	N/A	N/A
(a)	Excludes 333,808, 265,802 and 63,270 shares repurchased during 2010, 2009 and 2008, respectively, in connection with various employee compensation plans. These repurchases are not included in the calculation for average price paid and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

62	Fifth Third Bancorp

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

Residential Mortgage Loan Sales

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Such provisions include the loan’s compliance with applicable loan criteria, including certain documentation standards per agreements with the unrelated third parties. Additional reasons for the Bancorp having to repurchase the loans include appraisal standards with the collateral, fraud related to the loan application and the rescission of mortgage insurance. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of December 31, 2010, and 2009, the Bancorp maintained reserves related to these loans sold with the representation and warranty recourse provisions totaling $85 million and $37 million, respectively.

For the years ended December 31, 2010 and 2009, the Bancorp paid $47 million and $19 million, respectively, in the form of make whole payments and repurchased approximately $83 million and $61 million, respectively, of loans to satisfy third party representation and warranty claims. Total repurchase demand requests during 2010 were $365 million compared to $210 million during 2009. Total outstanding repurchase demand inventory was $162 million at December 31, 2010, compared to $119 million at December 31, 2009.

The Bancorp previously sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. At December 31, 2010 and 2009, the outstanding balances on these loans sold with credit recourse were approximately $916 million and $1.1 billion, respectively. At December 31, 2010 and 2009, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of approximately $16 million and $21 million, respectively, recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio. For further information on residential mortgage loans sold with recourse, see Note 18 of the Notes to Consolidated Financial Statements.

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

The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $122 million and $182 million, respectively, at December 31, 2010 and 2009. As of December 31, 2010 and 2009, the Bancorp maintained a reserve of $42 million and $44 million, respectively, related to exposures within the reinsurance portfolio. The reserve was flat year over year as increases to the reserve resulting from estimated losses outpacing paid claims were offset by a decrease relating to a reinsurance agreement termination. In the third quarter of 2010, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp. This resulted in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $19 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $20 million and a decrease to the Bancorp’s maximum exposure of $53 million.

Loan Securitizations

The Bancorp utilizes securitization trusts, formed by independent third parties to facilitate the securitization process of residential mortgage loans, certain automobile loans and other consumer loans. During 2008, the Bancorp sold $2.7 billion of automobile loans in three separate transactions. Each transaction isolated the related loans through the use of a securitization trust or a conduit, formed as QSPEs, to facilitate the securitization process in accordance with U.S. GAAP. The QSPEs issued asset-backed securities with varying levels of credit subordination and payment priority. The investors in these securities have no credit recourse to the Bancorp’s other assets for failure of debtors to pay when due. During 2008 and 2009, required repurchases of previously transferred automobile loans from the QSPE were immaterial to the Bancorp’s Consolidated Financial Statements. For further information on these automobile securitizations, see Note 12 of the Notes to Consolidated Financial Statements.

Upon adoption on January 1, 2010 of the FASB guidance on the accounting for QSPEs and VIEs, the Bancorp determined it was the primary beneficiary (and therefore consolidator) of these QSPEs. Refer to Note 1 of the Notes to Consolidated Financial Statements for further details regarding the guidance and the related impact of adoption by the Bancorp.

Commercial Loan Sales to a QSPE

Through 2008, the Bancorp had transferred at par, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to a VIE, which prior to January 1, 2010, was an unconsolidated QSPE that was wholly owned by an independent third-party. Generally, the loans transferred to the VIE provided a lower yield due to their investment grade nature and, therefore, transferring these loans allowed the Bancorp to reduce its interest rate exposure to these lower yielding loan assets while maintaining the customer relationships. The outstanding balance of these loans at December 31, 2009 was $771 million. These loans may have been transferred back to the Bancorp upon the occurrence of certain specified events. These events included borrower default on the loans transferred, ineligible loans transferred by the Bancorp to the VIE, the inability of the VIE to issue commercial paper, and in certain circumstances, bankruptcy preferences initiated against underlying borrowers. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers was approximately equivalent to the total outstanding balance. At December 31, 2009, the Bancorp’s loss reserve related to the credit enhancement provided to the VIE was $45 million and was recorded in other liabilities in the Consolidated Balance Sheets. During the year ended December 31, 2009, the VIE did not transfer any loans back to the Bancorp as a result of a credit event.

Fifth Third Bancorp	63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The VIE issued commercial paper and used the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The ability of the VIE to issue commercial paper was a function of general market conditions and the credit rating of the liquidity provider. In the event the VIE was unable to issue commercial paper, the Bancorp agreed to provide liquidity support in the form of a line of credit to the VIE and the repurchase of assets from the VIE. As of December 31, 2009, the LAPA was $1.4 billion. In addition to the liquidity support options discussed above, the Bancorp also purchased commercial paper issued by the VIE.

Beginning in 2008 and continuing through the year ended December 31, 2009, dislocation in the short-term funding market caused the VIE difficulty in obtaining sufficient funding through the issuance of commercial paper. As a result, the Bancorp purchased commercial paper throughout 2009. As of December 31, 2009, the Bancorp held $805 million of asset-backed commercial paper issued by the VIE, representing 87% of the total commercial paper issued by the VIE.

Effective January 1, 2010, with the adoption of guidance amending the accounting for QSPEs and the consolidation of VIEs, the Bancorp determined it was the primary beneficiary (and therefore consolidator) of this VIE. Refer to Note 1 of the Notes to Consolidated Financial Statements for further details regarding the guidance and the related impact of adoption by the Bancorp.

64	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Bancorp has certain obligations and commitments to make future payments under contracts. The aggregate contractual obligations and commitments at December 31, 2010 are shown in Table 49. As of December 31, 2010, the Bancorp has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the Contractual Obligations and Other Commitments table. For further detail on the impact of income taxes see Note 21 of the Notes to Consolidated Financial Statements.

TABLE 49: CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of December 31, 2010 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Deposits without a stated maturity (a)	$69,632	-	-	-	69,632
Time deposits (b)	7,831	308	74	3,803	12,016
Long-term debt (c)	14	2,519	599	6,426	9,558
Forward contracts to sell mortgage loans (d)	6,389	-	-	-	6,389
Short-term borrowings (e)	1,853	-	-	-	1,853
Noncancelable lease obligations (f)	91	170	154	454	869
Partnership investment commitments (g)	154	88	24	20	286
Pension obligations (h)	19	37	33	70	159
Purchase obligations (i)	66	29	17	-	112
Capital lease obligations	14	17	-	1	32
Total contractually obligated payments due by period	$86,063	3,168	901	10,774	100,906
Other commitments by expiration period:
Commitments to extend credit (j)	$28,442	11,190	4,195	43	43,870
Letters of credit (k)	2,367	2,704	229	216	5,516
Total other commitments by expiration period	$30,809	13,894	4,424	259	49,386
(a)	Includes demand, interest checking, savings, money market and foreign office deposits. For additional information, see the Deposits discussion in the Balance Sheet Analysis section of MD&A.
(b)	Includes other time and certificates $100,000 and over. For additional information, see the Deposits discussion in the Balance Sheet Analysis section of MD&A.
(c)	In the banking industry, interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets. See Note 17 of the Notes to Consolidated Financial Statements for additional information on these debt instruments.
(d)	See Note 14 of the Notes to Consolidated Financial Statements for additional information on forward contracts to sell residential mortgage loans.
(e)	Includes federal funds purchased and borrowings with an original maturity of less than one year. For additional information, see Note 16 of the Notes to Consolidated Financial Statements.
(f)	Includes rental commitments.
(g)	Includes low-income housing, historic tax investments and market tax credits.
(h)	See Note 22 of the Notes to Consolidated Financial Statements for additional information on pension obligations.
(i)	Represents agreements to purchase goods or services and includes commitments to various general contractors for work related to banking center construction.
(j)	Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts do not necessarily represent future cash flow requirements. For additional information, see Note 18 of the Notes to Consolidated Financial Statements.
(k)	Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. For additional information, see Note 18 of the Notes to Consolidated Financial Statements.

Fifth Third Bancorp	65

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

The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2010. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2010. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2010. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2010. This report appears on page 67 of the annual report.

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

Kevin T. Kabat	Daniel T. Poston
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 28, 2011	February 28, 2011

66	Fifth Third Bancorp

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Bancorp and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

Cincinnati, Ohio

February 28, 2011

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fifth Third Bancorp and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.

Cincinnati, Ohio

February 28, 2011

Fifth Third Bancorp	67

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2010	2009
Assets
Cash and due from banks (a)	$2,159	2,318
Available-for-sale and other securities (b)	15,414	18,213
Held-to-maturity securities (c)	353	355
Trading securities	294	355
Other short-term investments (a)	1,515	3,369
Loans held for sale (d)	2,216	2,067
Portfolio loans and leases:
Commercial and industrial loans	27,191	25,683
Commercial mortgage loans (a)	10,845	11,803
Commercial construction loans	2,048	3,784
Commercial leases	3,378	3,535
Residential mortgage loans (e)	8,956	8,035
Home equity (a)	11,513	12,174
Automobile loans (a)	10,983	8,995
Credit card	1,896	1,990
Other consumer loans and leases	681	780
Portfolio loans and leases	77,491	76,779
Allowance for loan and lease losses (a)	(3,004)	(3,749)
Portfolio loans and leases, net	74,487	73,030
Bank premises and equipment	2,389	2,400
Operating lease equipment	479	499
Goodwill	2,417	2,417
Intangible assets	62	106
Servicing rights	822	700
Other assets (a)	8,400	7,551
Total Assets	$111,007	113,380
Liabilities
Deposits:
Demand	$21,413	19,411
Interest checking	18,560	19,935
Savings	20,903	17,898
Money market	5,035	4,431
Other time	7,728	12,466
Certificates - $100,000 and over	4,287	7,700
Foreign office and other	3,722	2,464
Total deposits	81,648	84,305
Federal funds purchased	279	182
Other short-term borrowings	1,574	1,415
Accrued taxes, interest and expenses	889	773
Other liabilities (a)	2,979	2,701
Long-term debt (a)	9,558	10,507
Total Liabilities	96,927	99,883
Equity
Common stock (f)	1,779	1,779
Preferred stock (g)	3,654	3,609
Capital surplus (h)	1,715	1,743
Retained earnings	6,719	6,326
Accumulated other comprehensive income	314	241
Treasury stock	(130)	(201)
Total Bancorp shareholders’ equity (i)	14,051	13,497
Noncontrolling interest	29	-
Total Equity	14,080	13,497
Total Liabilities and Equity	$111,007	113,380

(a)	At December 31, 2010, $52 of cash, $7 of other short-term investments, $29 of commercial mortgage loans, $241 of home equity loans, $648 of automobile loans, ($14) of allowance for loan and lease losses, $7 of other assets, $12 of other liabilities and $692 of long-term debt from consolidated VIEs are included in their respective Balance Sheet captions above. See Note 12.
(b)	Amortized cost of $14,919 and $17,879 at December 31, 2010 and 2009, respectively.
(c)	Fair value of $353 and $355 at December 31, 2010 and 2009, respectively.
(d)	Includes $1,892 and $1,470 of residential mortgage loans held for sale measured at fair value at December 31, 2010 and 2009, respectively.
(e)	Includes $46 and $26 of residential mortgage loans measured at fair value at December 31, 2010 and 2009, respectively.
(f)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at December 31, 2010 – 796,272,522 (excludes 5,231,666 treasury shares) and December 31, 2009 – 795,068,164 (excludes 6,436,024 treasury shares).
(g)	317,680 shares of undesignated no par value preferred stock are authorized of which none had been issued; 5.0% cumulative Series F perpetual preferred stock with a $25,000 liquidation preference: 136,320 issued and outstanding at December 31, 2010 and December 31, 2009; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 16,451 issued and outstanding at December 31, 2010 and December 31, 2009.
(h)	Includes ten-year warrants initially valued at $239 to purchase up to 43,617,747 shares of common stock, no par value, related to Series F preferred stock, at an initial exercise price of $11.72 per share.
(i)	See Note 32 for additional information on capital actions taken by the Bancorp subsequent to December 31, 2010.

See Notes to Consolidated Financial Statements.

68	Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2010	2009	2008
Interest Income
Interest and fees on loans and leases	$3,823	3,934	4,935
Interest on securities	658	733	660
Interest on other short-term investments	8	1	13
Total interest income	4,489	4,668	5,608
Interest Expense
Interest on deposits	591	953	1,289
Interest on other short-term borrowings	4	43	248
Interest on long-term debt	290	318	557
Total interest expense	885	1,314	2,094
Net Interest Income	3,604	3,354	3,514
Provision for loan and lease losses	1,538	3,543	4,560
Net Interest Income (Loss) After Provision for Loan and Lease Losses	2,066	(189)	(1,046)
Noninterest Income
Mortgage banking net revenue	647	553	199
Service charges on deposits	574	632	641
Corporate banking revenue	364	372	431
Investment advisory revenue	361	326	366
Card and processing revenue	316	615	912
Gain on sale of processing business	-	1,758	-
Other noninterest income	406	479	363
Securities gains (losses), net	47	(10)	(86)
Securities gains - non-qualifying hedges on mortgage servicing rights	14	57	120
Total noninterest income	2,729	4,782	2,946
Noninterest Expense
Salaries, wages and incentives	1,430	1,339	1,337
Employee benefits	314	311	278
Net occupancy expense	298	308	300
Technology and communications	189	181	191
Equipment expense	122	123	130
Card and processing expense	108	193	274
Goodwill impairment	-	-	965
Other noninterest expense	1,394	1,371	1,089
Total noninterest expense	3,855	3,826	4,564
Income (Loss) Before Income Taxes	940	767	(2,664)
Applicable income tax expense (benefit)	187	30	(551)
Net Income (Loss)	753	737	(2,113)
Less: Net income attributable to noncontrolling interest	-	-	-
Net income (loss) attributable to Bancorp	753	737	(2,113)
Dividends on preferred stock	250	226	67
Net Income (Loss) Available to Common Shareholders	$503	511	(2,180)
Earnings Per Share	$0.63	0.73	(3.91)
Earnings Per Diluted Share	$0.63	0.67	(3.91)

See Notes to Consolidated Financial Statements.

Fifth Third Bancorp	69

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2007	$1,295	9	1,779	8,413	(126)	(2,209)	9,161		9,161
Net loss				(2,113)			(2,113)		(2,113)
Other comprehensive income					224		224		224
Comprehensive loss							(1,889)		(1,889)
Cash dividends declared:
Common stock at $0.75 per share				(413)			(413)		(413)
Preferred stock				(48)			(48)		(48)
Dividends on redemption of preferred shares				(19)			(19)		(19)
Issuance of preferred shares, Series G		1,072					1,072		1,072
Issuance of preferred shares, Series F		3,169	239				3,408		3,408
Shares issued in business combinations			(1,071)			1,841	770		770
Retirement of preferred shares, Series D, E		(9)					(9)		(9)
Stock-based compensation expense			56	1			57		57
Restricted stock grants			(136)			136	-		-
Stock-based awards exercised, including treasury shares issued			(2)			2	-		-
Loans repaid related to the exercise of stock-based awards, net			4				4		4
Change in corporate tax benefit related to stock-based compensation			(16)				(16)		(16)
Other			(5)	3		1	(1)		(1)
Balance at December 31, 2008	1,295	4,241	848	5,824	98	(229)	12,077		12,077
Net income				737			737		737
Other comprehensive income					143		143		143
Comprehensive income							880		880
Cash dividends declared:
Common stock at $0.04 per share				(29)			(29)		(29)
Preferred stock				(220)			(220)		(220)
Accretion of preferred dividends, Series F		41		(41)			-		-
Issuance of common shares	351		635				986		986
Dividends on exchange of preferred shares, Series G				35			35		35
Exchange of preferred shares, Series G	133	(674)	272				(269)		(269)
Stock-based compensation expense			46	(1)			45		45
Restricted stock grants			(27)			27	-		-
Stock-based awards exercised, including treasury shares issued			1			(1)	-		-
Change in corporate tax benefit related to stock-based compensation			(29)				(29)		(29)
Reversal of OTTI				24			24		24
Other		1	(3)	(3)		2	(3)		(3)
Balance at December 31, 2009	1,779	3,609	1,743	6,326	241	(201)	13,497		13,497
Net income				753			753	-	753
Other comprehensive income					73		73		73
Comprehensive income							826		826
Cash dividends declared:
Common stock at $0.04 per share				(32)			(32)		(32)
Preferred stock				(205)			(205)		(205)
Accretion of preferred dividends, Series F		45		(45)			-		-
Stock-based compensation expense			45	(1)			44		44
Restricted stock grants			(62)			62	-		-
Stock-based awards exercised, including treasury shares issued			(10)			6	(4)		(4)
Loans repaid related to the exercise of stock-based awards, net			1				1		1
Impact of cumulative effect of change in accounting principle				(77)			(77)		(77)
Noncontrolling interest							-	29	29
Other			(2)			3	1		1
Balance at December 31, 2010	$1,779	3,654	1,715	6,719	314	(130)	14,051	29	14,080

See Notes to Consolidated Financial Statements.

70	Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2010	2009	2008
Operating Activities
Net income (loss) attributable to Bancorp	$753	737	(2,113)
Adjustments to reconcile net income (loss) attributable to Bancorp to net cash provided by operating activities:
Provision for loan and lease losses	1,538	3,543	4,560
Depreciation, amortization and accretion	457	341	8
Stock-based compensation expense	64	45	57
Provision (benefit) for deferred income taxes	176	184	(1,140)
Realized securities gains	(60)	(27)	(41)
Realized securities gains - non-qualifying hedges on mortgage servicing rights	(14)	(64)	(120)
Realized securities losses	13	37	127
Realized securities losses - non-qualifying hedges on mortgage servicing rights	-	7	-
Provision for mortgage servicing rights	36	24	207
Net losses (gains) on sales of loans and fair value adjustments on loans held for sale	114	116	(47)
Capitalized mortgage servicing rights	(297)	(373)	(195)
Loss on recalculation of the timing of tax benefits on leveraged leases	-	-	130
Impairment charges on goodwill	-	-	965
Loans originated for sale, net of repayments	(18,231)	(22,252)	(11,527)
Proceeds from sales of loans held for sale	18,634	21,504	11,273
Dividends representing return on equity method investments	31	22	13
Excess tax benefit related to stock-based compensation	(4)	-	-
Gain on sale of processing business, net of tax	-	(1,052)	-
Net change in:
Trading securities	67	1,000	134
Other assets	9	826	(478)
Accrued taxes, interest and expenses	(63)	(1,200)	925
Other liabilities	82	376	355
Net Cash Provided by Operating Activities	3,305	3,794	3,093
Investing Activities
Sales:
Available-for-sale securities	2,578	3,750	7,226
Loans	538	331	5,216
Disposal of bank premises and equipment	10	20	34
Repayments / maturities:
Available-for-sale securities	4,620	117,901	67,883
Held-to-maturity securities	1	3	3
Purchases:
Available-for-sale securities	(5,218)	(126,942)	(76,317)
Held-to-maturity securities	(1)	-	(11)
Bank premises and equipment	(224)	(173)	(410)
Restricted cash from the initial consolidation of variable interest entities	63	-	-
Dividends representing return of equity method investments	8	9	11
Proceeds from sale of processing business	-	562	-
Net cash (paid) acquired in business combinations	-	(16)	66
Net change in:
Other short-term investments	1,861	209	(2,910)
Loans and leases	(2,507)	5,497	(6,553)
Operating lease equipment	(21)	(75)	(142)
Net Cash Provided by (Used In) Investing Activities	1,708	1,076	(5,904)
Financing Activities
Net change in:
Core deposits	784	9,550	(2,820)
Certificates - $100,000 and over, including other foreign office	(3,429)	(4,159)	1,927
Federal funds purchased	97	(104)	(4,352)
Other short-term borrowings	38	(8,544)	4,478
Proceeds from issuance of long-term debt	14	527	2,157
Repayment of long-term debt	(2,473)	(3,065)	(2,272)
Issuance of common shares	-	986	-
Issuance of preferred shares, Series G, F	-	-	4,480
Exchange of preferred shares, Series G	-	(269)	-
Dividends on exchange of preferred shares, Series G	-	35	-
Dividends paid on common shares	(32)	(27)	(639)
Dividends paid on preferred shares	(205)	(220)	(48)
Retirement of preferred shares, Series D, E	-	-	(9)
Dividends on redemption of preferred shares, Series D, E	-	-	(19)
Capital contribution from noncontrolling interest	30	-	-
Other, net	4	(1)	7
Net Cash (Used In) Provided by Financing Activities	(5,172)	(5,291)	2,890
(Decrease) Increase in Cash and Due from Banks	(159)	(421)	79
Cash and Due from Banks at Beginning of Year	2,318	2,739	2,660
Cash and Due from Banks at End of Year	$2,159	$2,318	2,739
Cash Payments
Interest	$920	1,416	2,053
Income taxes	79	109	416

See Notes to Consolidated Financial Statements. Note 2 contains noncash investing and financing activities.

Fifth Third Bancorp	71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Fifth Third Bancorp, an Ohio corporation, conducts its principal lending, deposit gathering, transaction processing and service advisory activities through its banking and non-banking subsidiaries from banking centers located throughout the Midwestern and Southeastern regions of the United States.

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

Cash and Due From Banks

Cash and due from banks consist of currency and coin, cash items in the process of collection and due from banks. Currency and coin includes both U.S. and foreign currency owned and held at Fifth Third offices and that is in-transit to the FRB. Cash items in the process of collection include checks and drafts that are drawn on another depository institution or the FRB that are payable immediately upon presentation in the U.S. Balances due from banks include non-interest bearing balances that are funds on deposit at other depository institutions or the FRB.

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

Available-for-sale and held-to-maturity securities with unrealized losses are reviewed quarterly for possible OTTI. For debt securities, if the Bancorp intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred. However, even if the

Bancorp does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Bancorp must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized within noninterest income and the non-credit component is recognized through other comprehensive income. For equity securities, the Bancorp’s management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Bancorp’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within noninterest income.

Portfolio Loans and Leases

Basis of Accounting

Portfolio loans and leases are generally reported at the principal amount outstanding, net of unearned income, deferred loan fees and costs, and any direct principal charge-offs. Direct loan origination fees and costs are deferred and the net amount is amortized over the estimated life of the related loans as a yield adjustment. Interest income is recognized based on the principal balance outstanding computed using the effective interest method.

Purchased loans are evaluated for evidence of credit deterioration at acquisition and recorded at their initial fair value. For loans acquired with no evidence of credit deterioration, the fair value discount or premium is amortized over the contractual life of the loan as an adjustment to yield. For loans acquired with evidence of credit deterioration, the Bancorp determines at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). Subsequent to the purchase date, increases in expected cash flows over those expected at the purchase date are recognized prospectively as interest income over the remaining life of the loan. The present value of any decreases in expected cash flows after the purchase date is recognized by recording an ALLL or a direct charge-off. Subsequent to the purchase date, the methods utilized to estimate the required ALLL is similar to originated loans. Loans carried at fair value, mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of this guidance on loans acquired with deteriorated credit quality.

The Bancorp’s lease portfolio consists of both direct financing and leveraged leases. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment. Leveraged leases are carried at the aggregate of lease payments (less nonrecourse debt payments) plus estimated residual value of the leased property, less unearned income. Interest income on leveraged leases is recognized over the term of the lease to achieve a constant rate of return on the outstanding investment in the lease, net of the related deferred income tax liability, in the years in which the net investment is positive.

72	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonaccrual Loans

When a loan is placed on nonaccrual status, the accrual of interest is discontinued and all previously accrued and unpaid interest is charged against income. Commercial loans are placed on nonaccrual status when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due. Such loans are also placed on nonaccrual status when the principal or interest is past due ninety days or more, unless the loan is both well secured and in the process of collection. Residential mortgage loans that have principal and interest payments that have become past due 150 days are placed on nonaccrual status unless such loans are both well secured and in the process of collection. Home equity, automobile, and other consumer loans and leases that have principal and interest payments that have become past due ninety days are placed on nonaccrual status unless the loan is both well secured and in the process of collection. Nonaccrual commercial loans, other than loans modified in a TDR, are accounted for on the cost recovery method. Nonaccrual residential mortgage loans and nonaccrual consumer loans are accounted for on the cash basis method. Nonaccrual loans may be returned to accrual status when all delinquent interest and principal payments become current in accordance with the loan agreement or when the loan is both well-secured and in the process of collection.

Commercial loans on nonaccrual status, as well as commercial loans above a specified threshold are subject to an individual review to identify charge-offs. Residential mortgage loans and credit card loans that have principal and interest payments that have become past due 180 days are charged off to the ALLL, unless such loans are both well-secured and in the process of collection. Home equity, automobile and other consumer loans and leases that have principal and interest payments that have become past due one hundred and twenty days are charged off to the ALLL, unless such loans are both well-secured and in the process of collection.

Restructured Loans

A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk. The Bancorp measures the impairment loss of a TDR based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original, effective yield of the loan. Beginning with the first quarter of 2009, based on published guidance with respect to TDRs from certain banking regulators and to conform to general practices within the banking industry, the Bancorp determined it was appropriate to maintain consumer loans modified as part of a TDR on accrual status, provided there is reasonable assurance of repayment and of performance according to the modified terms based upon a current, well-documented credit evaluation. Management believes this policy is reflective of regulatory guidance and provides better comparability to other financial institutions. TDRs on commercial loans remain on nonaccrual status until a six-month payment history is sustained. During the nonaccrual period, TDRs on commercial loans are accounted for using the cash basis method for income recognition, provided that full repayment of principal under the modified terms of the loan is reasonably assured.

Impaired Loans

A loan is considered to be impaired when, based on current information and events, it is probable that the Bancorp will be unable to collect all amounts due (including both principal and interest) according to the contractual terms of the loan agreement. For loans modified in a TDR, the contractual terms of the loan agreement refer to the terms specified in the original loan agreement. A loan restructured in a TDR is no longer considered impaired in years after the restructuring if the restructuring agreement specifies a rate equal to or greater than the rate the Bancorp was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. Refer to the ALLL section for discussion regarding the Bancorp’s methodology for identifying impaired loans and determination of the need for a loss accrual.

Loans Held for Sale

Loans held for sale represent conforming fixed rate residential mortgage loan originations intended to be sold in the secondary market, commercial loans and other loans that management has an active plan to sell. Loans held for sale may be carried at the lower of cost or fair value, or carried at fair value where the Bancorp has elected the fair value option of accounting under U.S. GAAP. The Bancorp has elected to measure residential mortgage loans originated as held for sale under the fair value option. For loans in which the Bancorp has not elected the fair value option, the lower of cost or fair value is determined at the individual loan level.

Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and, thereafter, reported within the Bancorp’s residential mortgages class of portfolio loans and leases. In such cases, the residential mortgage loans will continue to be measured at fair value. The fair value of residential mortgage loans is estimated based upon mortgage-backed securities prices and spreads to those prices or, for certain ARM loans, discounted cash flow models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral, and market conditions. The anticipated portfolio composition includes the effects of interest rate spreads and discount rates due to loan characteristics such as the state in which the loan was originated, the loan amount and the ARM margin. These fair value marks are recorded as a component of noninterest income in mortgage banking net revenue. The Bancorp generally has commitments to sell residential mortgage loans held for sale in the secondary market. Gains or losses on sales are recognized in mortgage banking net revenue upon delivery.

Loans held for sale are placed on nonaccrual status consistent with the Bancorp’s nonaccrual policy for portfolio loans and leases.

Other Real Estate Owned

OREO, which is included in other assets, represents property acquired through foreclosure or other proceedings and is carried at the lower of cost or fair value, less costs to sell. All OREO property is periodically evaluated and decreases in carrying value are recognized as reductions in other noninterest income in the Consolidated Statements of Income.

Allowance for Loan and Lease Losses

The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage, and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the commercial portfolio

Fifth Third Bancorp	73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

segment include commercial & industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction, and commercial leasing. The residential mortgage portfolio segment is also considered a class. Classes within the consumer segment include home equity, automobile, credit card, and other consumer loans and leases. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, see Note 7.

The Bancorp maintains the ALLL to absorb probable loan and lease losses inherent in its portfolio segments. The ALLL is maintained at a level the Bancorp considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans and leases. Credit losses are charged and recoveries are credited to the ALLL. Provisions for loan and lease losses are based on the Bancorp’s review of the historical credit loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. In determining the appropriate level of the ALLL, the Bancorp estimates losses using a range derived from “base” and “conservative” estimates. The Bancorp’s strategy for credit risk management includes a combination of conservative exposure limits significantly below legal lending limits and conservative underwriting, documentation and collections standards. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit examinations and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality.

The Bancorp’s current methodology for determining the ALLL is based on historical loss rates, current credit grades, specific allocation on loans modified in a TDR and impaired commercial credits above specified thresholds and other qualitative adjustments. Allowances on individual commercial loans, TDRs and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. An unallocated allowance is maintained to recognize the imprecision in estimating and measuring losses when evaluating allowances for individual loans or pools of loans.

Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses, as well as loans that have been modified in a TDR, are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure, and other factors when evaluating whether an individual loan is impaired. Other factors may include the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow, leverage of the borrower, and the Bancorp’s evaluation of the borrower’s management. When individual loans are impaired, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, as well as evaluation of legal options available to the Bancorp. Allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, fair value of the underlying collateral or readily observable secondary market values. The Bancorp evaluates the collectibility of both principal and interest when assessing the need for a loss accrual.

Historical credit loss rates are applied to commercial loans that are not impaired or are impaired, but smaller than the established threshold of $1 million and thus not subject to specific allowance allocations. The loss rates are derived from a migration analysis, which tracks the historical net charge-off experience sustained on loans according to their internal risk grade. The risk grading system currently utilized for allowance analysis purposes encompasses ten categories.

Homogenous loans and leases in the residential mortgage and consumer portfolio segments are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks, and allowances are established based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category. Historical loss rates may be adjusted for significant factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Factors that management considers in the analysis include the effects of the national and local economies; trends in the nature and volume of delinquencies, charge-offs and nonaccrual loans; changes in loan mix; credit score migration comparisons; asset quality trends; risk management and loan administration; changes in the internal lending policies and credit standards; collection practices; and examination results from bank regulatory agencies and the Bancorp’s internal credit examiners.

The Bancorp’s primary market areas for lending are the Midwestern and Southeastern regions of the Unites States. When evaluating the adequacy of allowances, consideration is given to these regional geographic concentrations and the closely associated effect changing economic conditions have on the Bancorp’s customers.

In the current year, the Bancorp has not substantively changed any material aspect to its overall approach to determining its ALLL for any of its portfolio segments. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period ALLL for any of the Bancorp’s portfolio segments.

Reserve for Unfunded Commitments

The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the Consolidated Balance Sheets. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and credit grade migration. This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of the Bancorp’s ALLL, as discussed above. Net adjustments to the reserve for unfunded commitments are included in other noninterest expense in the Consolidated Statements of Income.

Loan Sales and Securitizations

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it is required to assess whether the entity holding the sold or securitized loans is a VIE and whether the Bancorp is the primary beneficiary and therefore consolidator of that VIE. If the Bancorp holds the power to direct activities most significant to the economic performance of the VIE and has the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE, then the Bancorp will generally be deemed the primary beneficiary of the VIE. When the Bancorp previously sold loans into isolated trusts or conduits, it obtained one or more subordinated tranches or other residual interests in these trusts or conduits, as well as the servicing rights to the underlying loans. As a result, effective with the January 1, 2010 adoption of the VIE consolidation guidance further discussed in the Accounting and Reporting Developments section below, the Bancorp was required to consolidate these VIEs, and accordingly, the underlying loans and other assets and liabilities of these VIEs are included in the Bancorp’s Consolidated Balance Sheet as of December 31, 2010.

Prior to the January 1, 2010 adoption of the VIE consolidation guidance referenced above, the subordinated tranches and other residual interests in the trusts and conduits

74	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

referenced above were carried at fair value and included in available-for-sale securities. The fair value of such interests were based on quoted market prices, if available. If quoted prices were not available, fair value was based on the present value of future expected cash flows using management’s best estimates for the key assumptions, including credit losses, prepayment speeds, forward yield curves and discount rates commensurate with the risks involved. Gains or losses recognized on the sale or securitization of such loans prior to January 1, 2010 were reported as a component of noninterest income in the Consolidated Statements of Income and were based on the previous carrying amount of the loans sold or securitized, as well as the fair value of the servicing rights and other interests obtained by the Bancorp at the date of sale or securitization. Adjustments to the fair value of such interests prior to January 1, 2010 were included in accumulated other comprehensive income in the Consolidated Balance Sheets or in noninterest income in the Consolidated Statements of Income if the fair value had declined below the carrying amount and such decline was determined to be other-than-temporary.

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

        Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. For additional information on income taxes, see Note 21.

Fifth Third Bancorp	75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

In accordance with U.S. GAAP, basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Earnings per diluted share is computed by dividing adjusted net income available to common shareholders by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent the assumed conversion of dilutive convertible preferred stock and the exercise of dilutive stock-based awards and warrants.

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

During Step 2, the Bancorp determines the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. This assignment process is only performed for purposes of testing goodwill for impairment. The Bancorp does not adjust the carrying values of recognized assets or liabilities (other than goodwill, if appropriate), nor recognize previously unrecognized intangible assets in the Consolidated Financial Statements as a result of this assignment process. Refer to Note 10 for further information regarding the Bancorp’s goodwill.

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

Securities sold under repurchase agreements are accounted for as collateralized financing transactions and included in other short-term borrowings in the Consolidated Balance Sheets at the amounts which the securities were sold plus accrued interest.

Acquisitions of treasury stock are carried at cost. Reissuance of shares in treasury for acquisitions, exercises of stock-based awards or other corporate purposes is recorded based on the specific identification method.

Advertising costs are generally expensed as incurred.

Accounting and Reporting Developments Transfers of Financial Assets

In June 2009, the FASB issued guidance amending the accounting for the transfers of financial assets. This amended guidance removed the concept of a QSPE, changed the requirements for derecognizing financial assets and measuring gains or losses on the sale of financial assets, and required additional disclosures about transfers of financial assets and a transferor’s continuing involvement in transferred financial assets. The amended guidance was adopted by the Bancorp on January 1, 2010 on a prospective basis and may impact the Bancorp’s structuring of securitizations and other transfers of

76	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial assets, including guaranteed mortgage securitizations, in order to meet the amended sale treatment criteria under the amended guidance. In addition, see the discussion below regarding amended guidance on the consolidation of VIEs and the impact on the Bancorp’s Consolidated Financial Statements for assets previously transferred to QSPEs.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued guidance amending the accounting for the consolidation of VIEs. This guidance, adopted by the Bancorp on January 1, 2010, amends the methodology for determining the primary beneficiary (and therefore consolidator) of a VIE and requires such assessment to be performed on an ongoing basis. Under this new guidance, the primary beneficiary of a VIE is defined as the enterprise that has both (1) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Due to the concurrent issuance and effective date of the previously discussed amended guidance for the transfers of financial assets and the removal of the QSPE concept, the Bancorp was required to assess all VIEs, including those formed as QSPEs in transfers that occurred prior to January 1, 2010, to determine whether the Bancorp was the primary beneficiary of the VIE under the amended guidance. The Bancorp is also required under the amended guidance to provide additional disclosures about its involvement with both consolidated and non-consolidated VIEs, any significant changes in risk exposure due to that involvement, and how that involvement affects the Bancorp’s Consolidated Financial Statements. See Note 12 for further discussion.

In accordance with the transition guidance for the initial consolidation of VIEs resulting from the adoption of the amended guidance, the Bancorp initially measured the assets and liabilities of newly consolidated VIEs at their carrying amounts, defined as the amounts at which the assets and liabilities would have been carried in the Bancorp’s Consolidated Financial Statements if the amended guidance had been effective when the Bancorp first met the conditions to be the primary beneficiary under the amended guidance. The difference between the amounts added to the Bancorp’s Consolidated Balance Sheets and the amounts of previously recognized interests in the newly consolidated VIEs was recognized as a cumulative effect adjustment to retained earnings. The consolidation of these VIEs on January 1, 2010 resulted in an increase in total assets of approximately $1.3 billion, a negative adjustment of $1 million to accumulated other comprehensive income and a negative cumulative effect adjustment to retained earnings of $77 million. The impact of consolidating these VIEs did not have a material effect on the Bancorp’s regulatory capital ratios.

        In February 2010, the FASB issued guidance deferring the above amendments to the consolidation of VIEs for a reporting entity’s interest in registered money market funds. In addition, the deferral also applies to a reporting entity’s interest in entities meeting either of the following two criteria: (1) the entity has all the attributes of an investment company as specified in ASC Topic 946, “Financial Services -

Investment Companies,” or (2) it is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with those in ASC Topic 946 (including recognizing changes in fair value currently in the statement of operations) for financial reporting purposes. The deferral does not apply to those entities in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. As a result of this deferral, the Bancorp has determined that its interests in private equity funds, mutual funds and money market funds are not subject to the above amended guidance for the consolidation of VIEs. For entities that meet the deferral criteria, the primary beneficiary of the VIE is the enterprise that will absorb a majority of the VIE’s expected losses or receive a majority of the VIE’s expected residual returns.

Disclosures about Fair Value Measurements

In January 2010, the FASB issued new guidance clarifying current fair value disclosure requirements and also requiring certain additional disclosures about fair value measurements. The disclosure requirements under this new guidance were implemented by the Bancorp during the first quarter of 2010 and are included in Note 28.

Embedded Credit Derivatives

In March 2010, the FASB issued guidance clarifying the type of embedded credit derivative that is exempt from bifurcation requirements. Under the guidance, the only form of embedded credit derivative that qualifies for the exemption is one that is related only to the subordination of one financial instrument to another. The adoption of this guidance on July 1, 2010 did not have a material impact on the Bancorp’s Consolidated Financial Statements.

Modification of a Loan Included in a Pool Accounted for as a Single Asset

In April 2010, the FASB issued guidance clarifying that modifications of loans that are accounted for within a pool under ASC Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a TDR. Under the new guidance, an entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The adoption of this guidance on July 1, 2010 did not have a material impact on the Bancorp’s Consolidated Financial Statements.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued guidance that requires the Bancorp to disclose a greater level of disaggregated information about the credit quality of its loans and leases and the ALLL. The new guidance defines two levels of disaggregation — portfolio segment and class. A portfolio segment is defined as the level at which the Bancorp develops and documents a systematic method for determining its ALLL. Classes generally represent a further disaggregation of a portfolio segment based on certain risk characteristics. The new disclosures relating to information as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and have been included in Note 7. The new disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

        In January 2011, the FASB issued guidance that temporarily delayed the effective date of the disclosures about TDR’s that are included in this July 2010 guidance on disclosures about credit quality and the ALLL. The TDR disclosure guidance will be coordinated with the FASB’s proposed guidance for determining what constitutes a TDR and is currently anticipated to be effective for interim and annual periods ending after June 15, 2011.

Fifth Third Bancorp	77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing activities are presented in the following table for the years ended December 31:

($ in millions)	2010	2009	2008
Transfers:
Portfolio loans to held for sale loans	$650	$45	$532
Held for sale loans to portfolio loans	160	47	1,692
Portfolio loans to available-for-sale securities	-	-	430
Portfolio loans to trading securities	-	-	92
Held for sale loans to trading securities	-	136	268
Portfolio loans to OREO	662	377	303
Held for sale loans to OREO	68	36	-

Acquisitions:
Fair value of tangible assets acquired	-	7	4,368
Goodwill and identifiable intangible assets acquired	-	13	1,194
Contingent consideration	-	(4)	-
Liabilities assumed	-	-	(4,858)
Common stock issued	-	-	(770)

Impact of change in accounting principle:
Decrease in available-for-sale securities, net	941	-	-
Increase in portfolio loans	2,217	-	-
Decrease in demand deposits	18	-	-
Increase in other short-term borrowings	122	-	-
Increase in long-term debt	1,344	-	-

3. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

First Charter Corporation

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

Under the terms of the transaction, the Bancorp paid $31.00 per First Charter share, or $1.1 billion. Consideration was paid in the form of approximately 70% Fifth Third common stock and 30% cash. First Charter common stock shareholders who received shares of Fifth Third common stock in the merger received 1.7412 shares of Fifth Third common stock for each share of First Charter common stock, resulting in the issuance of 42.9 million shares of Fifth Third common stock. The common stock issued to affect the transaction was valued at $17.80 per share, the average closing price of the Bancorp’s common stock on the five previous trading days ending on the trading day immediately prior to the closing date.

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

78	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. RESTRICTIONS ON CASH AND DIVIDENDS

The FRB requires that banks hold cash in reserve against deposit liabilities, known as the reserve requirement. The amount of the reserve requirement is currently calculated based on net transaction account deposits, and is satisfied with vault cash. When vault cash alone is not sufficient to meet the reserve requirement, the remaining amount must be satisfied with funds held at the FRB. At December 31, 2010 and 2009, the Bancorp’s reserve requirements were satisfied with vault cash. The dividends paid by the Bancorp’s state chartered bank and nonbank subsidiaries are subject to regulations and limitations prescribed by the appropriate state authority. The Bancorp’s state chartered bank paid the Bancorp $1.4 billion in dividends during the year ended December 31, 2010 and did not pay a dividend during the year ended December 31, 2009. Based on retained earnings at December 31, 2010 and 2009, the dividend limitation of the Bancorp’s nonbank subsidiaries under these provisions was $150 million and $87 million, respectively.

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

On February 2, 2011, the Bancorp redeemed all 136,320 shares of its Series F preferred stock held by the U.S Treasury under the CPP totaling $3.4 billion. See Note 32 for further information on the redemption of the preferred shares.

5. SECURITIES

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and held-to-maturity securities portfolio as of December 31:

	2010				2009
($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and Government agencies	$225	5	-	230	464	2	(8)	458
U.S. Government sponsored agencies	1,564	81	-	1,645	2,143	32	(33)	2,142
Obligations of states and political subdivisions	170	2	-	172	240	3	-	243
Agency mortgage-backed securities	10,570	435	(32)	10,973	11,074	315	(7)	11,382
Other bonds, notes and debentures	1,338	19	(15)	1,342	2,541	57	(29)	2,569
Other securities(a)	1,052	-	-	1,052	1,417	2	-	1,419
Total	$14,919	542	(47)	15,414	17,879	411	(77)	18,213
Held-to-maturity:
Obligations of states and political subdivisions	$348	-	-	348	350	-	-	350
Other debt securities	5	-	-	5	5	-	-	5
Total	$353	-	-	353	355	-	-	355
(a)	Other securities consist of FHLB and FRB restricted stock holdings of $524 and $344 at December 31, 2010, respectively, and $551 and $342 at December 31, 2009, respectively, that are carried at cost, and certain mutual fund holdings and equity security holdings.

The following table presents realized gains and losses recognized in income from available-for-sale securities for the years ended December 31:

($ in millions)	2010	2009	2008
Realized gains	$69	91	161
Realized losses	(13)	(34)	(130)
Net realized gains	$56	57	31

Trading securities totaled $294 million as of December 31, 2010 compared to $355 million at December 31, 2009. Gross realized gains and gross realized losses on trading securities were $1 million each for the year ended December 31, 2010. Gross unrealized gains and gross unrealized losses on trading securities were $8 million each for the year ended December 31, 2010. Gross realized gains and losses on trading securities were $1 million and $2 million, respectively, for the year ended December 31, 2009. Gross unrealized losses on trading securities were $8 million and gross unrealized gains were immaterial to the Bancorp for the year ended December 31, 2009. Gross realized gains on trading securities for the year ended December 31, 2008 were $3 million, while gross realized losses as well as gross unrealized gains and losses were immaterial to the Bancorp.

At December 31, 2010 and 2009, securities with a fair value of $11.3 billion and $14.2 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

Fifth Third Bancorp	79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2010, by contractual maturity, are shown in the following table:

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities: (a)
Under 1 year	$626	633	21	21
1-5 years	9,535	9,925	190	190
5-10 years	3,546	3,645	116	116
Over 10 years	160	159	26	26
Other securities	1,052	1,052	-	-
Total	$14,919	15,414	353	353
(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, as of December 31:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2010
U.S. Treasury and Government agencies	$-	-	1	-	1	-
U.S. Government sponsored agencies	-	-	-	-	-	-
Obligations of states and political subdivisions	11	-	4	-	15	-
Agency mortgage-backed securities	1,555	(32)	-	-	1,555	(32)
Other bonds, notes and debentures	563	(10)	47	(5)	610	(15)
Other securities	-	-	-	-	-	-
Total	$2,129	(42)	52	(5)	2,181	(47)
2009
U.S. Treasury and Government agencies	$288	(8)	1	-	289	(8)
U.S. Government sponsored agencies	1,024	(15)	347	(18)	1,371	(33)
Obligations of states and political subdivisions	4	-	3	-	7	-
Agency mortgage-backed securities	1,583	(7)	-	-	1,583	(7)
Other bonds, notes and debentures	782	(15)	108	(14)	890	(29)
Other securities	2	-	-	-	2	-
Total	$3,683	(45)	459	(32)	4,142	(77)

Other-Than-Temporary Impairments (OTTI)

If the fair value of an available-for-sale or held-to-maturity security is less than its amortized cost basis, the Bancorp must determine whether an OTTI has occurred. Under U.S. GAAP, the recognition and measurement requirements related to OTTI differ for debt and equity securities. See Note 1 for further information on the Bancorp’s accounting for OTTI.

During the year ended December 31, 2010, the Bancorp recognized $3 million in OTTI on its available-for-sale debt securities, however, no OTTI was recognized on held-to-maturity debt securities. During the year ended December 31, 2009, OTTI recognized on available-for-sale and held-to-maturity debt securities was immaterial to the Bancorp’s consolidated financial statements. In addition, for the years ended December 31, 2010, 2009 and 2008, OTTI recognized on available-for-sale equity securities was immaterial to the Bancorp’s consolidated financial statements. At December 31, 2010 less than one percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities, compared to two percent at December 31, 2009.

During 2008, the Bancorp recognized a pre-tax OTTI charge of $67 million on FHLMC and FNMA preferred stock included in other securities as well as a pre-tax OTTI charge of $37 million on certain bank trust-preferred debt securities classified as available-for-sale. Upon a change in U.S. GAAP and adoption by the Bancorp in the second quarter of 2009, the Bancorp concluded that the OTTI charges on the trust preferred securities were due to non-credit related factors. Therefore, the Bancorp recognized an increase of $37 million to the investment balance and related unrealized losses during the year ended December 31, 2009.

80	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS AND LEASES

The following table provides a summary of the total loans and leases classified by primary purpose as of December 31:

($ in millions)	2010	2009
Loans and leases held for sale:
Commercial and industrial loans	$83	4
Commercial mortgage loans	147	134
Commercial construction loans	63	87
Residential mortgage loans	1,901	1,811
Other consumer loans and leases	22	31
Total loans and leases held for sale	$2,216	2,067
Portfolio loans and leases:
Commercial and industrial loans	$27,191	$25,683
Commercial mortgage loans	10,845	11,803
Commercial construction loans	2,048	3,784
Commercial leases	3,378	3,535
Total commercial loans and leases	43,462	44,805
Residential mortgage loans	8,956	8,035
Home equity	11,513	12,174
Automobile loans	10,983	8,995
Credit card	1,896	1,990
Other consumer loans and leases	681	780
Total consumer loans and leases	34,029	31,974
Total portfolio loans and leases	$77,491	76,779

Total portfolio loans and leases were recorded net of unearned income, which totaled $1.0 billion and $1.2 billion as of December 31, 2010 and 2009, respectively. Additionally, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination), totaled a net discount of $19 million and $106 million as of December 31, 2010 and 2009, respectively.

The Bancorp diversifies its loan and lease portfolio by offering a variety of loan and lease products with various payment terms and rate structures. Lending activities are concentrated within those states in which the Bancorp has banking centers and are primarily located in the Midwestern and Southeastern regions of the United States. The Bancorp’s commercial loan portfolio consists of lending to various industry types. Management periodically reviews the performance of its loan and lease products to evaluate whether they are performing within acceptable interest rate and credit risk levels and changes are made to underwriting policies and procedures as needed. The Bancorp maintains an allowance to absorb loan and lease losses inherent in the portfolio. For further information on credit quality and the ALLL, see Note 7.

The Bancorp engages in commercial and consumer lease products primarily related to the financing of commercial equipment and automobiles. The Bancorp had $3.0 billion of direct financing leases and $1.7 billion of leveraged leases at December 31, 2010 compared to $3.2 billion and $2.0 billion, respectively, at December 31, 2009.

Pre-tax income from leveraged leases for 2010 was $49 million compared to pre-tax income in 2009 of $57 million and a pre-tax loss in 2008 of $97 million. The tax effect of this income was an expense of $10 million in each of the years ended 2010 and 2009 and a tax benefit of $37 million in 2008.

The components of the investment in lease financing at December 31:

($ in millions)	2010	2009
Rentals receivable, net of principal and interest on nonrecourse debt	$3,775	4,174
Estimated residual value of leased assets	900	1,028
Initial direct cost, net of amortization	16	19
Gross investment in lease financing	4,691	5,221
Unearned income	(1,040)	(1,186)
Net investment in lease financing (a)	$3,651	4,035
(a)	The accumulated allowance for uncollectible minimum lease payments was $112 and $125 at December 31, 2010 and 2009, respectively.

The Bancorp periodically reviews residual values associated with its leasing portfolio. Declines in residual values that are deemed to be other-than-temporary are recognized as a loss. Residual value write-downs related to consumer automobile leases for the year ended December 31, 2010 were immaterial to the Consolidated Financial Statements. The Bancorp recognized $1 million and $3 million in residual value write-downs related to consumer automobile leases for the years ended December 31, 2009 and 2008, respectively. The Bancorp recognized an immaterial amount of residual value write-downs related to commercial leases in 2010 and 2008 and $4 million for the year ended December 31, 2009. At December 31, 2010, the minimum future lease payments receivable for each of the years 2011 through 2015 was $860 million, $686 million, $492 million, $457 million and $251 million, respectively.

Fifth Third Bancorp	81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

Effective December 31, 2010, the Bancorp adopted new disclosure requirements that require disaggregation of disclosures related to the ALLL by portfolio segment and disclosures related to credit quality of loans and leases by class. The Bancorp’s portfolio segments represent the level of disaggregation at which the Bancorp determines the ALLL. The Bancorp’s classes represent the level of dissagregation at which the Bancorp monitors the credit quality and risk characteristics of the portfolio segments. The new disclosure requirements do not apply to periods ending before December 15, 2010. Therefore, certain disclosures are presented on a comparative basis in aggregate and then on a disaggregated basis as of December 31, 2010.

Allowance for Loan and Lease Losses

The following table summarizes transactions in the ALLL for the years ended December 31:

($ in millions)	2010	2009	2008
Balance at January 1	$3,749	$2,787	$937
Impact of change in accounting principle	45	-	-
Losses charged off	(2,485)	(2,719)	(2,791)
Recoveries of losses previously charged off	157	138	81
Provision for loan and lease losses	1,538	3,543	4,560
Balance at December 31	$3,004	$3,749	$2,787

The following table provides a summary of the ALLL and related loans and leases classified by portfolio segment as of December 31, 2010:

($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Allowance for loan and lease losses (a):
Individually evaluated for impairment	$209	119	107	-	$435
Collectively evaluated for impairment	1,779	189	448	-	2,416
Loans acquired with deteriorated credit quality	1	2	-	-	3
Unallocated	-	-	-	150	150
Total allowance for loan and lease losses	$1,989	310	555	150	$3,004
Loans and leases (b):
Individually evaluated for impairment	$1,076	1,180	651	-	$2,907
Collectively evaluated for impairment	42,382	7,718	24,414	-	74,514
Loans acquired with deteriorated credit quality	4	12	8	-	24
Total portfolio loans and leases	$43,462	8,910	25,073	-	$77,445
(a)	Includes $15 related to leveraged leases.
(b)	Excludes $46 of residential mortgage loans measured at fair value, and includes $1,039 of leveraged leases, net of unearned income.

Credit Risk Profile

For purposes of monitoring the credit quality and risk characteristics of its commercial portfolio segment, the Bancorp disaggregates the segment into the following classes: commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction and commercial leasing.

To facilitate the monitoring of credit quality within the commercial portfolio segment, and for purposes of analyzing historical loss rates used in the determination of the ALLL for the commercial portfolio segment, the Bancorp utilizes the following categories of credit grades: pass, special mention, substandard, doubtful or loss. The five categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter. Pass ratings, which are assigned to those borrowers that do not have identified potential or well defined weaknesses and for which there is a high likelihood of orderly repayment, are updated periodically based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter.

The Bancorp assigns a special mention rating to loans and leases that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan or lease or the Bancorp’s credit position.

The Bancorp assigns a substandard rating to loans and leases that are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. Substandard loans and leases have well defined weaknesses or weaknesses that could jeopardize the orderly repayment of the debt. Loans and leases in this grade also are characterized by the distinct possibility that the Bancorp will sustain some loss if the deficiencies noted are not addressed and corrected.

The Bancorp assigns a doubtful rating to loans and leases that have all the attributes of a substandard rating with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to the advantage of and strengthen the credit quality of the loan or lease, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceeding, capital injection, perfecting liens on additional collateral or refinancing plans.

Loans and leases classified as loss are considered uncollectible and are charged off in the period in which they are determined uncollectible. Because loans and leases in this category are fully charged down, they are not included in the following tables.

82	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class, as of December 31, 2010:

Credit Grade ($ in millions)	Commercial & Industrial Loans	Commercial Mortgage Loans Owner-Occupied	Commercial Mortgage Loans Nonowner-Occupied	Commercial Construction	Commercial Leases
Pass	$23,147	4,034	3,620	1,034	3,269
Special Mention	1,406	430	647	416	60
Substandard	2,541	854	1,174	540	48
Doubtful	97	22	64	58	1
Total	$27,191	5,340	5,505	2,048	3,378

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card, and other consumer loans and leases. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans. Residential mortgage loans that have principal and interest payments that have become past due one hundred fifty days are classified as nonperforming unless such loans are both well secured and in the process of collection. Home equity, automobile, and other consumer loans and leases that have principal and interest payments that have become past due ninety days are classified as nonperforming unless the loan is both well secured and in the process of collection. Credit card loans that have been modified in a TDR are classified as nonperforming unless such loans have a sustained repayment performance of six months or greater and are reasonably assured of repayment in accordance with the restructured terms. All other loans and leases are classified as performing. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance.

The following table summarizes the credit risk profile of the Bancorp’s residential mortgage and consumer portfolio segments, by class, as of December 31, 2010:

($ in millions)	Residential Mortgage Loans(a)	Home Equity	Automobile Loans	Credit Card	Other Consumer Loans and Leases
Performing	$8,642	11,457	10,980	1,841	597
Nonperforming	268	56	3	55	84
Total	$8,910	11,513	10,983	1,896	681
(a)	Excludes $46 of loans measured at fair value.

Age Analysis of Past Due Loans and Leases

The following table summarizes the Bancorp’s recorded investment in portfolio loans and leases by age and class as of December 31, 2010:

Portfolio Loans and Leases ($ in millions)	30-89 Days Past Due	90 Days and Greater (b)	Total Past Due	Current Loans and Leases	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$201	303	504	26,687	$27,191	$16
Commercial mortgage owner-occupied	50	139	189	5,151	5,340	8
Commercial mortgage nonowner-occupied	38	215	253	5,252	5,505	3
Commercial construction	72	145	217	1,831	2,048	3
Commercial leasing	10	7	17	3,361	3,378	-
Residential mortgage loans (a)	138	368	506	8,404	8,910	100
Consumer:
Home equity loans	148	145	293	11,220	11,513	89
Automobile loans	96	15	111	10,872	10,983	13
Credit card loans	35	90	125	1,771	1,896	42
Other consumer loans and leases	3	6	9	672	681	-
Total portfolio loans and leases (a)	$791	1,433	2,224	75,221	$77,445	$274
(a)	Excludes $46 of loans measured at fair value.
(b)	Includes accrual and nonaccrual loans and leases.

Impaired Loans and Leases

Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review. The Bancorp also performs an individual review on loans that are restructured in a troubled debt restructuring. The Bancorp considers the current value of collateral, credit quality of any guarantees, the loan structure, and other factors when evaluating whether an individual loan is impaired. Other factors may include the geography and industry of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower, and the Bancorp’s evaluation of the borrower’s management.

Fifth Third Bancorp	83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Bancorp’s recorded investment in impaired loans and leases and related allowance as of December 31:

	2010		2009
($ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
With a related allowance recorded:
Commercial	$695	210	$1,468	510
Residential mortgage	1,071	121	960	108
Consumer	607	107	519	36
Total with a related allowance recorded	$2,373	438	$2,947	654

With no related allowance recorded:
Commercial	$385	-	$214	-
Residential mortgage	121	-	68	-
Consumer	52	-	59	-
Total with no related allowance recorded	558	-	341	-
Total impaired loans and leases	$2,931	-	$3,288	-
The average balance of impaired loans during 2010, 2009, and 2008 was $3.2 billion, $2.9 billion and $1.5 billion, respectively. Interest income recognized on impaired loans during 2010, 2009, and 2008 was $74 million, $54 million, and $12 million, respectively.

The following table summarizes the Bancorp’s recorded investment in impaired loans and related allowance by class as of December 31, 2010:

($ in millions)	Recorded Investment	Unpaid Principal Balance	Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$291	404	128
Commercial mortgage loans owner-occupied	37	49	4
Commercial mortgage loans nonowner-occupied	202	386	40
Commercial construction loans	150	240	31
Commercial leasing	15	15	7
Restructured residential mortgage loans	1,071	1,126	121
Restructured consumer loans:
Home equity	$397	400	53
Automobile	32	33	5
Credit card	100	100	18
Other	78	78	31
Total impaired loans with a related allowance	$2,373	2,831	438

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$153	194	-
Commercial mortgage loans owner-occupied	99	113	-
Commercial mortgage loans nonowner-occupied	108	126	-
Commercial construction loans	8	24	-
Commercial leasing	17	17	-
Restructured residential mortgage loans	121	146	-
Restructured consumer loans:
Home equity	$46	48	-
Automobile	6	6	-
Total impaired loans with no related allowance	$558	674	-

Nonperforming Assets

The following table summarizes the total nonperforming and delinquent loans and leases as of December 31:

($ in millions)	2010	2009
Nonaccrual loans and leases	$1,333	$2,642
Restructured nonaccrual loans and leases	347	305
Total nonperforming loans and leases	1,680	2,947
OREO and other repossessed personal property (a)	494	297
Total nonperforming assets (b)	$2,174	$3,244
Total loans and leases 90 days past due and still accruing	$274	$567
(a)	Excludes $38 and $15 of OREO related to government insured loans at December 31, 2010 and 2009, respectively.
(b)	Excludes $294 and $224 of nonaccrual loans held for sale at December 31, 2010 and 2009, respectively.

84	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest income recognized on a cash basis for loans on nonaccrual status during 2010, 2009, and 2008, was $25 million, $20 million, and $10 million, respectively.

The following table summarizes the Bancorp’s nonperforming loans and leases, by class, as of December 31, 2010:

($in millions)	Nonperforming Loans & Leases (a)
Commercial:
Commercial and industrial loans	$568
Commercial mortgage loans owner-occupied	168
Commercial mortgage loans nonowner-occupied	267
Commercial construction	192
Commercial leasing	19
Total Commercial	$1,214

Residential mortgage loans	$268
Consumer:
Home equity	56
Automobile loans	3
Credit card	55
Other consumer loans and leases	84
Total Consumer	$198
Total nonperforming loans and leases	$1,680
(a)	Excludes $294 and $224 of nonaccrual loans held for sale at December 31, 2010 and 2009, respectively.

8. LOANS WITH DETERIORATED CREDIT QUALITY ACQUIRED IN A TRANSFER

The Bancorp has acquired certain loans for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. These loans were evaluated either individually or segregated into pools based on common risk characteristics and accounted for under U.S. GAAP guidance for loans acquired with deteriorated credit quality. U.S. GAAP requires acquired loans to be recorded at their initial fair value and prohibits carrying over valuation allowances when applying purchase accounting. Loans carried at fair value, mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of this guidance on loans acquired with deteriorated credit quality. During the years ended December 31, 2010, 2009 and 2008, the Bancorp recorded provision expense for loans acquired with deteriorated credit quality of $6 million, $21 million and $35 million, respectively, in the Consolidated Statements of Income. In addition, as of December 31, 2010 and 2009, the Bancorp maintained an allowance for loan and lease losses of $3 million and $21 million, respectively, on these loans.

The following table reflects the outstanding balance of all contractually required payments and carrying amounts of loans acquired with deteriorated credit quality at December 31:

($ in millions)	2010	2009
Commercial	$15	158
Consumer	58	58
Outstanding balance	$73	216
Carrying amount	$24	71

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

($ in millions)	Accretable Yield
Balance as of December 31, 2007	$6
Additions	24
Accretion	(15)
Disposals	-
Reclassifications from (to) nonaccretable difference, net	13
Balance as of December 31, 2008	$28
Additions	-
Accretion	(6)
Disposals	-
Reclassifications from (to) nonaccretable difference, net	(13)
Balance as of December 31, 2009	$9
Additions	-
Accretion	(2)
Disposals	(2)
Reclassifications from (to) nonaccretable difference, net	(3)
Balance as of December 31, 2010	$2

The following table reflects loans that were acquired with deteriorated credit quality during the years ended December 31:

($ in millions)	2010	2009	2008
Contractually required payments receivable at acquisition:
Commercial	$-	-	182
Consumer	23	-	34
Total	$23	-	216
Cash flows expected to be collected at acquisition	$8	-	90
Fair value of acquired loans at acquisition	8	-	66

Fifth Third Bancorp	85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. BANK PREMISES AND EQUIPMENT

The following is a summary of bank premises and equipment at December 31:

($ in millions)	Estimated Useful Life	2010	2009
Land and improvements		$797	748
Buildings	5 to 50 yrs.	1,593	1,539
Equipment	3 to 20 yrs.	1,296	1,354
Leasehold improvements	3 to 40 yrs.	393	401
Construction in progress		92	105
Accumulated depreciation and amortization		(1,782)	(1,747)
Total		$2,389	2,400

    Depreciation and amortization expense related to bank premises and equipment was $225 million in 2010, $227 million in 2009 and $218 million in 2008.

    Gross occupancy expense for cancelable and noncancelable leases was $98 million in 2010, $102 million in 2009 and $98 million in 2008, which is reduced by rental income from leased premises of $19 million in 2010, $16 million in 2009 and $13 million in 2008.

    The Bancorp’s subsidiaries have entered into a number of noncancelable and capital lease agreements with respect to bank premises and equipment. The following table provides the annual future minimum payments under capital leases and noncancelable operating leases at December 31, 2010:

($ in millions)	Operating Leases	Capital Leases
Year ended December 31,
2011	$91	12
2012	87	13
2013	83	3
2014	79	-
2015	75	-
Thereafter	454	1
Total minimum lease payments	$869	29
Amounts representing interest	-	3
Present value of net minimum lease payments	-	32

10. GOODWILL

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period, in addition to purchase accounting adjustments related to previous acquisitions. During the fourth quarter of 2008, the Bancorp determined that the Commercial Banking and Consumer

Lending segments’ goodwill carrying amounts exceeded their associated implied fair values by $750 million and $215 million, respectively. The resulting $965 million goodwill impairment charge was recorded in the fourth quarter of 2008 and represents the total amount of accumulated impairment losses as of December 31, 2010.

Changes in the net carrying amount of goodwill by reporting segment for the years ended December 31, 2010 and 2009 were as follows:

	Commercial	Branch	Consumer	Investment	Processing
($ in millions)	Banking	Banking	Lending	Advisors	Solutions	(a)	Total
Balance as of December 31, 2008	$614	1,657	-	148	205		2,624
Acquisition activity	(1)	(1)	-	-	7		5
Sale of Processing Business	-	-	-	-	(212)		(212)
Balance as of December 31, 2009	613	1,656	-	148	-		2,417
Acquisition activity	-	-	-	-			-
Balance as of December 31, 2010	$613	1,656	-	148			2,417
(a)	As a result of the Processing Business Sale on June 30, 2009, Processing Solutions is no longer a segment of the Bancorp.

The Bancorp conducts its evaluation of goodwill impairment as of September 30th each year, and more frequently if events or circumstances indicate that there may be impairment. The Bancorp completed its annual goodwill impairment test as of September 30, 2010 and determined that no impairment existed. The Bancorp evaluates goodwill for impairment at the segment level.

        In Step 1 of the goodwill impairment test, the Bancorp compared the fair value of each segment to its carrying amount, including goodwill. To determine the fair value of a segment, the Bancorp employed an income-based approach utilizing the segment’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the segment’s estimated cost of equity as the discount rate. The Bancorp believes that this DCF method, using management projections for the respective segments and an appropriate risk adjusted discount rate, is most reflective of a market participant’s view of fair values given current market conditions. Under the DCF method, the forecasted cash flows were developed for each segment by considering several key business drivers such as new business initiatives, client retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, recent and anticipated regulatory changes, and industry and economic trends, among other considerations.

        The long-term growth rate used in determining the terminal value of each segment was estimated at three percent based on the Bancorp’s assessment of the long-term expected growth rate of each segment, as well as broader economic considerations such as long-term expectations for gross domestic product and inflation. The cash flow growth rate required to avoid failing Step 1 was determined to be negative 0.5%.

86	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The discount rates used in the goodwill impairment test as of September 30, 2010 to develop the estimated fair value of the segments were as follows:

Discount Rate
Commercial Banking	16.7%
Branch Banking	16.0%
Investment Advisors	17.4%

Discount rates were estimated based on a capital asset pricing model, which considers the risk-free interest rate, an estimated equity risk premium, an estimated beta for the Bancorp’s common stock and size premium adjustments specific to each particular segment.

Based on the results of the Step 1 test, the Bancorp determined that the fair value of the Commercial Banking, Branch Banking, and Investment Advisors segments exceeded their respective carrying values, and consequently, no further testing was required.

The Step 1 analysis prepared for the Bancorp’s Branch Banking segment resulted in the unit’s fair value exceeding its carrying value, including goodwill, by 7%. The key assumptions used in estimating the fair value for the segment include deposit and loan growth rates, forecasted changes in the absolute and relative levels of interest rates, and the impact of recent and anticipated regulatory changes affecting retail banking. The Bancorp forecasts its deposit growth based on an assessment of its expected funding needs, which includes an analysis of expected growth in loan and investment balances as well as availability and expected use of alternative funding sources over that period. The Bancorp looks at forward interest rate curves to forecast the future expected interest rate levels, which impact the revenue from the spread earned on loan balances as well as the funding benefit generated by the deposit base. The sensitivity of the Bancorp’s deposit rates to changes in LIBOR is also a key factor considered in this analysis. The Bancorp also considered the potential impact of recent and anticipated regulatory changes that may impact overdraft revenue, debit interchange revenue and credit card revenue in 2011 and beyond. Changes in these key assumptions could negatively impact the fair value of the Branch Banking segment in future periods. These changes would include unanticipated regulatory changes, movements in interest rates and economic trends affecting the Branch Banking segment’s profitability.

11. INTANGIBLE ASSETS

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at December 31, 2010 of 3.5 years. The

Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For more information on servicing rights, see Note 13. The details of the Bancorp’s intangible assets are shown in the following table.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of December 31, 2010:
Mortgage servicing rights	$2,284	(1,146)	(316)	822
Core deposit intangibles	439	(389)	-	50
Other	44	(32)	-	12
Total intangible assets	$2,767	(1,567)	(316)	884
As of December 31, 2009:
Mortgage servicing rights	$1,987	(1,008)	(280)	699
Core deposit intangibles	487	(397)	-	90
Other consumer and commercial servicing rights	12	(11)	-	1
Other	53	(37)	-	16
Total intangible assets	$2,539	(1,453)	(280)	806

As of December 31, 2010, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the years ending December 31, 2010, 2009 and 2008 was $181 million, $204 million and $164 million, respectively. Estimated amortization expense, including servicing rights, for the years ending December 31, 2011 through 2015 is as follows:

($ in millions)	Mortgage Servicing Rights	Other Intangible Assets	Total
2011	$201	22	$223
2012	163	13	176
2013	133	8	141
2014	109	4	113
2015	90	2	92

Fifth Third Bancorp	87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. VARIABLE INTEREST ENTITIES

The Bancorp, in the normal course of business, engages in a variety of activities that involve VIEs, which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. Unless the VIE qualifies for the deferral of the amended VIE consolidation guidance discussed in Note 1, the primary beneficiary of a VIE is the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. The Bancorp evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Bancorp is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that require a reconsideration. If the Bancorp is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Bancorp is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate.

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interest included in the Bancorp’s Consolidated Balance Sheets as of December 31, 2010:

($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investment	Total
Assets:
Cash and due from banks	$7	45	-	$52
Other short-term investments	-	7	-	7
Commercial mortgage loans	-	-	29	29
Home equity	241	-	-	241
Automobile loans	-	648	-	648
Allowance for loan and lease losses	(5)	(8)	(1)	(14)
Other assets	1	5	1	7
Total assets	$244	697	29	970
Liabilities:
Other liabilities	$-	12	-	$12
Long-term debt	133	559	-	692
Total liabilities	$133	571	-	$704

Noncontrolling interest			$29	$29

Home Equity and Automobile Loan Securitizations

The Bancorp previously sold $903 million of home equity lines of credit to an isolated trust. Additionally, the Bancorp previously sold $2.7 billion of automobile loans to an isolated trust and conduits in three separate transactions. Each of these transactions isolated the related loans through the use of a VIE that, under accounting guidance effective prior to January 1, 2010, was not consolidated by the Bancorp. The VIEs were funded through loans from large multi-seller asset-backed commercial paper conduits sponsored by third party agents, asset-backed securities issued with varying levels of credit subordination and payment priority, and residual interests. The Bancorp retained residual interests in these entities and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp determined it is the primary beneficiary of these VIEs and, effective January 1, 2010, these VIEs have been consolidated in the Bancorp’s Consolidated Financial Statements. The assets of each VIE are restricted to the settlement of the long-term debt and other liabilities of the respective entity. Third-party holders of this debt do not have recourse to the general assets of the Bancorp.

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

CDC Investment

CDC, a wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp serves as the managing member of one LLC invested in a business revitalization project. The Bancorp has provided an indemnification guarantee to the investor member of this LLC related to the qualification of tax credits generated by investor members’ investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated this VIE. As a result, the VIE is presented as a noncontrolling interest in the Bancorp’s Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interest in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity. Additionally, the net

88	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income attributable to the noncontrolling interest is reported separately in the Consolidated Statements of Income. The Bancorp’s maximum exposure related to this indemnification at December 31, 2010 is $9 million, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following table provides a summary of assets and liabilities carried on the Bancorp’s Consolidated Balance Sheet as of December 31, 2010 related to non-consolidated VIEs for which the Bancorp holds a variable interest, but is not the primary beneficiary to the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,241	$286	$1,241
Private equity investments	129	3	322
Money market funds	148	-	158
Loans provided to VIEs	1,175	-	1,908
Restructured loans	12	-	13

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

The Bancorp’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Bancorp’s maximum exposure to loss as a result of its involvement with the VIEs is limited to the carrying amounts of the investments, including the unfunded commitments. As of December 31, 2010 and 2009, the carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, were $1.2 billion and $1.1 billion, respectively. Also, as of December 31, 2010 and 2009, the liabilities related to the unfunded commitments, which are included in other liabilities in the Consolidated Balance Sheets, were $286 million and $235 million, respectively. The Bancorp has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose the Bancorp to a loss. In certain arrangements, the general partner/managing member of the VIE has guaranteed a level of projected tax credits to be received by the limited partners/investor members, thereby minimizing a portion of the Bancorp’s risk.

Private Equity Investments

The Bancorp invests as a limited partner in private equity funds which provide the Bancorp with an opportunity to obtain higher rates of return on invested capital, while also creating cross-selling opportunities for the Bancorp’s commercial products. Each of the limited partnerships has an unrelated third-party general partner responsible for appointing the fund manager. The Bancorp has not been appointed fund manager for any of these private equity funds. The funds finance primarily all of their activities from the partners’ capital contributions and investment returns. The private equity funds qualify for the deferral of the amended VIE consolidation guidance discussed in Note 1. However, under the VIE consolidation guidance still applicable to the funds, the Bancorp has determined that it is not the primary beneficiary of the funds because it does not absorb a majority of the funds’ expected losses or receive a majority of the funds’ expected residual returns.

Therefore, the Bancorp accounts for its investments in these limited partnerships under the equity method of accounting.

The Bancorp is exposed to losses arising from a negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. As of December 31, 2010 and 2009, the carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, were $129 million and $98 million, respectively. Also as of December 31, 2010 and 2009, the unfunded commitment amounts to the funds were $193 million and $90 million, respectively. The Bancorp made capital contributions of $34 million to private equity funds during the year ended December 31, 2010.

Money Market Funds

Under U.S. GAAP, money market funds are generally not considered VIEs because they are generally deemed to have sufficient equity at risk to finance their activities without additional subordinated financial support, and the fund shareholders do not lack the characteristics of a controlling interest. However, when a situation arises where an investment manager provides credit support to a fund, even when not contractually required to do so, the investment manager is deemed under U.S. GAAP to have provided an implicit guarantee of the fund’s performance to the fund’s shareholders. Such an implicit guarantee would require the investment manager and other variable interest holders to reconsider the VIE status of the fund, as well as all other similar funds where such an implicit guarantee is now deemed to exist.

    In the fourth quarter of 2010, the Bancorp voluntarily provided credit support of less than $1 million to a money market fund managed by FTAM. Accordingly, the Bancorp was required to analyze the money market funds and similar funds managed by FTAM under the VIE consolidation guidance still applicable to these funds in order to determine the primary beneficiary of each fund. In analyzing these funds, the Bancorp determined that interest rate risk and credit risk are the two main risks to which the funds are exposed. After analyzing the interest rate risk variability and credit risk variability associated with these funds, the Bancorp determined that it is not the primary beneficiary of these funds because it does not absorb a majority of the funds’ expected losses or receive a majority of the funds’ expected residual returns. Therefore, the Bancorp’s investments in these funds are included as other securities in the Bancorp’s Consolidated Balance Sheets.

Loans Provided to VIEs

The Bancorp has provided funding to certain unconsolidated VIEs sponsored by third parties. These VIEs are generally established to finance certain consumer and small business loans originated by third parties. The entities are primarily

Fifth Third Bancorp	89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The principle risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. As of December 31, 2010 and 2009, the Bancorp had outstanding loans to these VIEs of $1.2 billion included in commercial loans in the Consolidated Balance Sheets. Also as of December 31, 2010 and 2009, the Bancorp’s unfunded commitments to these entities were $733 million and $539 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the allowance for loan and lease losses and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Restructured Loans

As part of loan restructuring efforts in 2009 and 2010, the Bancorp received equity capital from certain borrowers to facilitate the restructuring of the borrower’s debt. These borrowers meet the definition of a VIE because the Bancorp was involved in their refinancing and because their equity capital is insufficient to fund ongoing operations. These restructurings were intended to provide the VIEs with serviceable debt levels while providing the Bancorp an opportunity to maximize the recovery of the loans. The VIEs finance their operations from earned income, capital contributions, and through restructured debt agreements. Assets of the VIEs are used to settle their specific obligations, including loan payments due to the Bancorp. The Bancorp continues to maintain its relationship with these VIEs as a lender and minority shareholder, however, it is not involved in management decisions and does not have sufficient voting rights to control the membership of the respective boards. Therefore, the Bancorp accounts for its equity investments in these VIEs under the equity method or cost method based on its percentage of ownership and ability to exercise significant influence.

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the equity investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. Due to the VIEs’ short-term cash deficit projections at the restructuring dates, the Bancorp determined that the fair value of its equity investments in these VIEs was zero. As of December 31, 2010, the Bancorp’s carrying value of these equity investments was zero. Additionally, as of December 31, 2010 and 2009, the Bancorp had outstanding loans to these VIEs of $12 million and $23 million, respectively, included in commercial loans in the Consolidated Balance Sheets. The Bancorp’s unfunded loan commitments to these VIEs were $1 million as of December 31, 2010 and 2009. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the allowance for loan and lease losses and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

13. SALES OF RECEIVABLES AND SERVICING RIGHTS

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during 2010, 2009 and 2008. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Consolidated Statements of Income for the years ended December 31 is as follows:

($ in millions)	2010	2009	2008
Residential mortgage loan sales	$17,861	20,605	11,529
Origination fees and gains on loan sales	490	485	260
Servicing fees	221	197	164

Servicing Assets

The following table presents changes in the servicing assets related to residential mortgage loans for the years ended:

($ in millions)	2010	2009
Carrying amount as of the beginning of period	$979	752
Servicing obligations that result from transfer of residential mortgage loans	297	373
Amortization	(138)	(146)
Carrying amount before valuation allowance	1,138	979
Valuation allowance for servicing assets:
Beginning balance	(280)	(256)
Servicing impairment	(36)	(24)
Ending balance	(316)	(280)
Carrying amount as of the end of the period	$822	699

90	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporary impairment or impairment recovery, effected through a change in the MSR valuation allowance, is captured as a component of mortgage banking net revenue in the Consolidated Statements of Income. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in value of the MSR portfolio. This strategy includes the purchase of free-standing derivatives and various available-for-sale securities. The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds.

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the years ended December 31:

($ in millions)	2010	2009
Fixed rate residential mortgage loans:
Fair value at beginning of period	$667	458
Fair value at end of period	791	667
Adjustable rate residential mortgage loans:
Fair value at beginning of period	32	38
Fair value at end of period	31	32

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2010	2009	2008
Securities gains, net – non-qualifying hedges on MSRs	$14	57	120
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	109	41	89
Provision for MSR impairment (Mortgage banking net revenue)	(36)	(24)	(207)

As of December 31, 2010 and 2009, the key economic assumptions used in measuring the interests that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the years ended December 31, 2010 and 2009 were as follows:

	Rate	December 31, 2010				December 31, 2009
		Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing assets	Fixed	6.7	10.7%	10.3%	N/A	6.6	12.0%	9.8%	N/A
Servicing assets	Adjustable	3.6	23.3	11.3	N/A	2.7	35.5	10.8	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At December 31, 2010 and 2009, the Bancorp was servicing $54.2 billion and $48.6 billion, respectively, of residential mortgage loans for other investors. The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At December 31, 2010, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

($ in millions)	Rate	Fair Value	Weighted- Average Life (in years)	Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
				Rate	Impact of Adverse Change on Fair Value		Discount Rate	Impact of Adverse Change on Fair Value		Rate	Impact of Adverse Change on Fair Value
					10%	20%		10%	20%		10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$791	5.9	13.0%	($36)	(70)	10.6%	($30)	(58)	-%	$-	-
Servicing assets	Adjustable	31	3.0	26.2	(2)	(3)	11.9	(1)	(2)	-	-	-

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

Fifth Third Bancorp	91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2009, the Bancorp held retained interests in the QSPEs in the form of asset-backed securities totaling $63 million and residual interests totaling $98 million. These retained interests were included in available-for-sale securities in the Consolidated Balance Sheets. During the years ended December 31, 2009 and 2008, the Bancorp received cash flows of $4 million and $3 million, respectively, from the asset-backed securities and $34 million and $37 million, respectively, from the residual interests. The asset-backed securities were measured at fair value using quoted market prices for similar assets. The residual interests were measured at fair value based on the present value of future expected cash flows using management’s best estimates for the key assumptions.

Upon adoption on January 1, 2010 of the FASB guidance on the accounting for QSPEs and VIEs, the Bancorp determined that it is the primary beneficiary (and therefore consolidator) of these QSPEs. Refer to Note 1 for further details.

Commercial Loan Sales to a QSPE

Through 2008, the Bancorp transferred, subject to credit recourse, certain primarily floating-rate, short-term, investment grade commercial loans to an unconsolidated QSPE that is wholly owned by an independent third-party. The transfers of loans to the QSPE were accounted for as sales. The QSPE issued commercial paper and used the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. The Bancorp did not transfer any new loans to the QSPE during 2009.

For the years ended December 31, 2009 and 2008, the Bancorp collected $6 million and $13 million, respectively, in servicing fees from the QSPE. For the year ended December 31, 2009, the Bancorp collected $334 million in net cash proceeds from loan transfers to the QSPE.

Upon adoption on January 1, 2010 of the FASB guidance on the accounting for QSPEs and VIEs, the Bancorp determined that it is the primary beneficiary (and therefore consolidator) of this QSPE. Refer to Note 1 for further details.

The following table provides a summary of the total loans and leases managed by the Bancorp, including loans securitized and loans in VIEs that were not consolidated prior to January 1, 2010, as of and for the years ended December 31:

	Balance		Balance of Loans 90 Days or More Past Due		Net Credit Losses
($ in millions)	2010	2009	2010	2009	2010	2009
Commercial and industrial loans	$27,275	26,458	$16	118	$586	718
Commercial mortgage	10,992	11,936	11	59	524	422
Commercial construction loans	2,111	3,921	3	16	252	417
Commercial leases	3,378	3,535	-	4	2	8
Residential mortgage loans	10,857	9,795	100	189	439	355
Home equity loans	11,513	12,437	89	100	264	325
Automobile loans	10,983	10,226	13	18	88	156
Other consumer loans and leases	2,598	2,802	42	65	173	190
Total loans and leases managed and securitized (a)	$79,707	81,110	$274	569	$2,328	2,591
Less:
Automobile loans securitized	$-	1,230
Home equity loans securitized	-	263
Commercial loans sold to unconsolidated QSPE	-	771
Loans held for sale	2,216	2,067
Total portfolio loans and leases	$77,491	76,779
(a)	Excluding securitized assets that the Bancorp continues to service, but has no other continuing involvement.

92	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. DERIVATIVES

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

The Bancorp’s derivative assets consist primarily of contracts in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of December 31, 2010 and 2009, the balance of collateral held by the Bancorp for derivative assets was $903 million and $548 million, respectively. Valuation adjustments related to the credit risk associated with certain counterparties of customer accommodation derivative contracts negatively impacted the fair value of those contracts by $2 million and $3 million at December 31, 2010 and 2009, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. The Bancorp’s derivative liabilities consist primarily of contracts that require collateral to be maintained in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of December 31, 2010 and 2009, the balance of collateral posted by the Bancorp for derivative liabilities was $680 million and $726 million, respectively. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Consolidated Financial Statements.

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

The fair value of derivative instruments is presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Derivative instruments with a positive fair value are reported in other assets in the Consolidated Balance Sheets while derivative instruments with a negative fair value are reported in other liabilities in the Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative instruments are not added to or netted against the fair value amounts.

Fifth Third Bancorp	93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the notional amounts and fair values for all derivative instruments included in the Consolidated Balance Sheets as of December 31:

	2010			2009
		Fair value			Fair value
($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$4,355	$442	$-	$5,155	$275	$-
Interest rate swaps related to time deposits	-	-	-	771	-	6
Total fair value hedges		442	-		275	6
Cash flow hedges:
Interest rate floors related to C&I loans	1,500	153	-	1,500	162	-
Interest rate swaps related to C&I loans	3,000	8	-	3,500	33	-
Interest rate caps related to long-term debt	1,500	4	-	2,750	44	-
Interest rate swaps related to long-term debt	1,190	-	31	-	-	-
Total cash flow hedges		165	31		239	-
Total derivatives designated as qualifying hedging instruments		607	31		514	6
Derivatives not designated as qualifying hedging instruments
Free-standing derivatives – risk management and other business purposes:
Interest rate contracts related to MSRs	12,477	141	81	8,592	114	24
Forward contracts related to held for sale mortgage loans	6,389	90	14	3,633	33	2
Interest rate swaps related to long-term debt	173	3	1	410	4	2
Foreign exchange contracts for trading purposes	2,494	4	4	-	-	-
Put options associated with Processing Business Sale	769	-	8	667	-	9
Stock warrants associated with Processing Business Sale	175	79	-	152	75	-
Swap associated with the sale of Visa, Inc. Class B shares	363	-	18	522	-	55
Total free-standing derivatives – risk management and other business purposes		317	126		226	92
Free-standing derivatives – customer accommodation:
Interest rate contracts for customers	26,817	701	735	28,628	719	753
Interest rate lock commitments	1,772	9	9	1,489	3	8
Commodity contracts	1,878	99	92	805	63	58
Foreign exchange contracts	17,998	339	319	10,997	206	169
Derivative instruments related to equity linked CDs	70	2	2	113	2	2
Total free-standing derivatives – customer accommodation		1,150	1,157		993	990
Total derivatives not designated as qualifying hedging instruments		1,467	1,283		1,219	1,082
Total		$2,074	$1,314		$1,733	$1,088

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt or time deposits to floating-rate. Decisions to convert fixed-rate debt or time deposits to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For the years ended December 31, 2010 and 2009, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging long-term debt or time deposits is reported within interest expense in the Consolidated Statements of Income.

94	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items, included in the Consolidated Statements of Income:

For the year ended December 31, ($ in millions)	Consolidated Statements of Income Caption	2010	2009	2008
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$167	(548)	(776)
Change in fair value of hedged long-term debt	Interest on long-term debt	(168)	538	765
Change in fair value of interest rate swaps hedging time deposits	Interest on deposits	6	4	(19)
Change in fair value of hedged time deposits	Interest on deposits	(6)	(3)	19

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of December 31, 2010, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Consolidated Statements of Income. The effective portion of the gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of December 31, 2010, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows related to the forecasted issuance of floating rate debt is 27 months.

Reclassified gains and losses on interest rate floors and swaps related to commercial loans and interest rate caps and swaps related to debt are recorded within interest income and interest expense, respectively. As of December 31, 2010 and 2009, $67 million and $105 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income. As of December 31, 2010, $45 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

The following table presents the net gains recorded in the Consolidated Statements of Income and accumulated other comprehensive income relating to interest rate contracts designated as cash flow hedges. Included in the ineffectiveness for the year ended December 31, 2010 are certain terminated interest rate caps previously designated as cash flow hedges on debt. In conjunction with these terminations, the Bancorp reclassified $17 million of losses from accumulated other comprehensive income into earnings as it was determined that the original forecasted transaction was no longer probable of occurring by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

For the year ended December 31: ($ in millions)	2010	2009	2008
Amount of gain recognized in OCI	$2	75	100
Amount of gain reclassified from OCI into net interest income	60	49	3
Amount of ineffectiveness recognized in other noninterest income	6	(1)	1

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

In conjunction with the Processing Business Sale in 2009, the Bancorp received warrants and issued put options, which are accounted for as free-standing derivatives. Refer to Note 28 for further discussion of significant inputs and assumptions used in the valuation of these instruments.

In conjunction with the sale of Visa, Inc. Class B shares in 2009, the Bancorp entered into a total return swap in which

Fifth Third Bancorp	95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative. See Note 28 for further discussion of significant inputs and assumptions used in the valuation of this instrument.

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

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

For the year ended December 31, ($ in millions)	Consolidated Statements of Income Caption	2010	2009	2008
Interest rate contracts:
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	$109	41	89
Forward contracts related to commercial mortgage loans held for sale	Corporate banking revenue	-	-	(8)
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	40	55	(17)
Interest rate swaps related to long-term debt	Other noninterest income	2	3	1
Foreign exchange contracts:
Foreign exchange contracts for trading purposes	Other noninterest income	-	(10)	29
Equity contracts:
Warrants associated with Processing Business Sale	Other noninterest income	4	13	-
Put options associated with Processing Business Sale	Other noninterest income	1	5	-
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(19)	(2)	-

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of December 31, 2010 and 2009, the total notional amount of the risk participation agreements was $851 million and $810 million, respectively, and the fair value was a liability of $1 million and $2 million, respectively, at December 31, 2010 and 2009, which is included in interest rate contracts for customers. The Bancorp’s maximum exposure in the risk participation agreements is contingent on the fair value of the underlying interest rate derivative contracts in an asset position at the time of default. The Bancorp monitors the credit risk associated with the underlying customers in the risk participation agreements through the same risk grading system currently utilized for establishing loss reserves in its loan and lease portfolio. Under this risk rating system as of December 31, 2010, $744 million in notional amount of the risk participation agreements were classified pass; $37 million were classified as special mention; $69 million were classified as substandard; and $1 million were classified as doubtful. As of December 31, 2010, the risk participation agreements had an average life of 1.9 years.

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

96	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

For the year ended December 31, ($ in millions)	Consolidated Statements of Income Caption	2010	2009	2008
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$26	21	50
Interest rate contracts for customers (credit losses)	Other noninterest expense	(22)	(33)	(5)
Interest rate contracts for customers (credit component of fair value adjustment)	Other noninterest expense	(1)	(7)	(27)
Interest rate lock commitments	Mortgage banking net revenue	187	129	54
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	8	6	7
Commodity contracts for customers (credit component of fair value adjustment)	Other noninterest expense	-	2	(3)
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	63	76	106
Foreign exchange contracts for customers (credit component of fair value adjustment)	Other noninterest expense	(1)	2	(7)

15. OTHER ASSETS

The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2010	2009
Derivative instruments	$2,074	1,733
Bank owned life insurance	1,715	1,763
Partnership investments	1,367	1,179
Accounts receivable and drafts-in-process	1,023	892
OREO and other repossessed personal property	532	312
Investment in FTPS Holding, LLC	522	521
Accrued interest receivable	413	417
Prepaid expenses	133	282
Deferred tax asset	13	26
Income tax receivable	1	98
Other	607	328
Total	$8,400	7,551

The Bancorp incorporates the utilization of derivative instruments as part of its overall risk management strategy to reduce certain risks related to interest rate, prepayment and foreign currency volatility. The Bancorp also holds derivatives instruments for the benefit of its commercial customers. For further information on derivative instruments, see Note 14.

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

Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. During 2008 and 2009, the value of the investments underlying one of the Bancorp’s BOLI policies continued to decline due to disruptions in the credit markets, widening of credit spreads between U.S. treasuries/swaps versus municipal bonds and bank trust preferred securities, and illiquidity in the asset-backed securities market. These factors caused the cash surrender value to decline further beyond the protection provided by the stable value agreement. As a result of exceeding the cash surrender value protection, the Bancorp recorded charges totaling $10 million and $215 million during 2009 and 2008, respectively, to reflect declines in the policy’s cash surrender value. The cash surrender value of this BOLI policy was $237 million at December 31, 2009.

During 2009, the Bancorp notified the related insurance carrier of its intent to surrender this BOLI policy. Due to the fact the Bancorp had not yet decided the manner in which it would surrender the policy, which may have impacted the cash surrender value protection, and because of ongoing developments in litigation with the insurance carrier, the Bancorp recognized charges of $43 million in 2009 to fully reserve for the potential loss of the cash surrender value protection associated with the policy. In addition, the Bancorp recognized tax benefits of $106 million in 2009 related to losses recorded in prior periods on this policy that are now expected to be tax deductible.

During 2010, an agreement to settle the claims with the insurance carrier was reached among the parties to the litigation. As a result of this settlement and the corresponding receipt of settlement proceeds from the insurance carrier in the third quarter of 2010, the Bancorp recorded $152 million in other noninterest income and $25 million associated with legal fees related to the settlement in other noninterest expense in the Bancorp’s Consolidated Statements of Income.

CDC, a partnership investment and wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. The Bancorp has determined that these entities are VIEs and the Bancorp’s investments represent variable interests. See Note 12 for further information.

On June 30, 2009, the Bancorp sold an approximate 51% interest in its Processing Business to Advent International. The resulting new company was named FTPS Holding, LLC. The Bancorp’s remaining approximate 49% ownership in FTPS is accounted for under the equity method of accounting.

Fifth Third Bancorp	97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SHORT-TERM BORROWINGS

Borrowings with original maturities of one year or less are classified as short term, and include federal funds purchased and other short-term borrowings. Federal funds purchased are excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings include securities sold under repurchase agreements, derivative collateral, FHLB advances and other borrowings with original maturities of one year or less.

A summary of short-term borrowings and weighted-average rates follows:

	2010		2009
($ in millions)	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased	$279	0.18%	$182	0.11%
Other short-term borrowings	1,574	0.14	1,415	0.16
Average for the years ended December 31:
Federal funds purchased	$291	0.17%	$517	0.20%
Other short-term borrowings	1,635	0.21	6,463	0.64
Maximum month-end balance for the years ended December 31:
Federal funds purchased	$422		$1,160
Other short-term borrowings	1,975		11,076

98	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. LONG-TERM DEBT

The following table is a summary of the Bancorp’s long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2010	2009
Parent Company
Senior:
Fixed-rate notes	2013	6.25%	$797	785
Subordinated: (b)
Floating-rate notes	2016	0.72%	250	250
Fixed-rate notes	2017	5.45%	613	572
Fixed-rate notes	2018	4.50%	584	533
Fixed-rate notes	2038	8.25%	1,034	1,024
Junior subordinated: (a)
Fixed-rate notes (c)	2067	6.50%	750	750
Fixed-rate notes (c)	2067	7.25%	613	606
Fixed-rate notes (c)	2067	7.25%	907	886
Fixed-rate notes (c)	2068	8.88%	400	389
Subsidiaries
Senior:
Floating-rate bank notes	2013	0.39%	499	500
Fixed-rate bank notes			-	804
Subordinated: (b)
Fixed-rate bank notes	2015	4.75%	561	544
Junior subordinated: (a)
Floating-rate bank notes	2032 -2033	3.40% -4.15%	51	52
Floating-rate debentures	2033 -2034	3.09% -3.20%	67	67
Floating-rate debentures	2035	1.72% -1.99%	62	62
FHLB advances	2011 -2040	0% - 8.34%	1,561	2,564
Notes associated with consolidated VIEs:
Automobile loan securitizations:
Fixed-rate notes	2013	4.81%	99	-
Floating-rate notes	2013 -2015	0.76% -2.26%	460	-
Home equity securitization:
Floating-rate notes	2023	0.51%	133	-
Other	2011 -2039	Varies	117	119
Total			$9,558	10,507
(a)	Qualify as Tier I capital for regulatory capital purposes. See Note 29 for further information.
(b)	Qualify as Tier II capital for regulatory capital purposes.
(c)	Future periods of debt are floating.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the above table. Contractually obligated payments for long-term debt as of December 31, 2010 are due over the following periods: $14 million in 2011; $15 million in 2012, $1.9 billion in 2013, $30 million in 2014, $1.0 billion in 2015 and $6.6 billion after 2015.

At December 31, 2010 the Bancorp had outstanding principal balances of $9.1 billion, discounts and premiums of negative $15 million and additions for mark-to-market adjustments on its hedged debt of $439 million. At December 31, 2009, the Bancorp had outstanding principal balances of $10.2 billion, discounts and premiums of negative $15 million and additions for mark-to-market adjustments on its hedged debt of $272 million. The Bancorp is in compliance with all debt covenants at December 31, 2010.

Under recent regulatory developments, certain of the Bancorp’s trust preferred securities are callable at par as of certain dates, or may become callable at par under certain circumstances.

Parent Company Long-Term Borrowings

In April 2008, the Bancorp issued $750 million of senior notes to third party investors. The senior notes bear a fixed rate of interest of 6.25% per annum. The Bancorp entered into interest rate swaps to convert $675 million to floating rate and, at December 31, 2010, paid a rate of 2.70%. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amount of the notes will be due upon maturity on May 1, 2013. The notes are not subject to redemption at the Bancorp’s option at any time prior to maturity.

The subordinated floating-rate notes due in 2016 pay interest at three-month LIBOR plus 42 bp. The Bancorp has entered into interest rate swaps to convert its subordinated fixed-rate notes due in 2017 and 2018 to floating-rate, which pay interest at three-month LIBOR plus 42 bp and 25 bp, respectively, at December 31, 2010. The rates paid on the swaps hedging the subordinated floating rate notes due in 2017 and 2018 were 0.72% and 0.55%, respectively, at December 31, 2010. Of the $1.0 billion in 8.25% subordinated fixed rate notes due in 2038, $705 million were subsequently hedged to floating and paid a rate of 3.35% at December 31, 2010.

The 6.50% junior subordinated notes due in 2067 pay a fixed rate of 6.50% until 2017, then convert to a floating rate at three-month LIBOR plus 137 bp until 2047. Thereafter, the notes pay a floating rate at one-month LIBOR plus 237 bp. Junior subordinated notes due in 2067, with a carrying amount of $613 million and an outstanding principal balance of $575 million at December 31, 2010, pay a fixed rate of 7.25% until 2057, then convert to a floating rate at three-month LIBOR plus 257 bp. The Bancorp entered into interest rate swaps to convert $500 million of the fixed-rate debt into a floating rate. At December 31, 2010, the weighted-average rate paid on these

Fifth Third Bancorp	99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

swaps was 1.01%. Junior subordinated notes due in 2067, with a carrying amount of $907 million and an outstanding principal balance of $863 million at December 31, 2010, pay a fixed rate of 7.25% until 2057, then convert to a floating rate at three-month LIBOR plus 303 bp thereafter. The Bancorp entered into interest rate swaps to convert $700 million of the fixed-rate debt into a floating rate. At December 31, 2010, the weighted-average rate paid on the swaps was 1.44%. The obligations were issued to Fifth Third Capital Trusts IV, V and VI, respectively. The Bancorp has fully and unconditionally guaranteed all obligations under the trust preferred securities issued by Fifth Third Capital Trusts IV, V and VI. In addition, the Bancorp entered into replacement capital covenants for the benefit of holders of long-term debt senior to the junior subordinated notes that limits, subject to certain restrictions, the Bancorp’s ability to redeem the junior subordinated notes prior to their scheduled maturity. In November 2010, the Bancorp amended the debt covenants to remove a requirement to issue replacement capital securities at least 180 days prior to calling the trust preferred securities.

The 8.88% junior subordinated notes due in 2068, with a current carrying value and outstanding principal balance of $400 million at December 31, 2010, pay a fixed rate until 2058, then convert to floating rate at three month LIBOR plus 500 bp. The Bancorp entered into an interest rate swap to convert $275 million of the fixed rate debt into a floating rate. At December 31, 2010, the rate paid on the swap was 3.54%. The obligations were issued by Fifth Third Capital Trust VII. The Bancorp’s obligations under the transaction documents, taken together, have the effect of providing a full and unconditional guarantee by the Bancorp, on a subordinated basis, of the payment obligations under the trust preferred securities. The junior subordinated notes may be redeemed at the option of the Bancorp on or after May 15, 2013, or in certain other limited circumstances, at a redemption price of 100% of the principal amount plus accrued but unpaid interest. All redemptions are subject to certain conditions and generally require approval by the FRB.

On January 25, 2011, the Bancorp issued $1.0 billion of senior notes to third party investors. The senior notes bear a fixed rate of interest of 3.625% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amount of the notes will be due upon maturity on January 25, 2016. The notes will not be subject to the redemption at the Bancorp’s option at any time prior to maturity. See Note 32 for further information.

Subsidiary Long-Term Borrowings

Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by the Bancorp’s subsidiary bank, of which $1.0 billion was outstanding at December 31, 2010 with $19.0 billion available for future issuance. The senior floating-rate bank notes due in 2013 pay a floating rate at three-month LIBOR plus 11 bp. For the subordinated fixed-rate bank notes due in

2015, the Bancorp entered into interest rate swaps to convert the fixed-rate debt into floating rate. At December 31, 2010, the weighted-average rate paid on the swaps was 0.39%.

The senior fixed-rate bank notes matured and were paid in February of 2010.

The junior subordinated floating-rate bank notes due in 2032 and 2033 were assumed by a subsidiary of the Bancorp as part of the acquisition of RG Crown in November 2008. Two of the notes due in 2032 and 2033 pay floating rates at three-month LIBOR plus 325 and 310 bp, respectively. A third note, due in 2032, pays a floating rate at six-month LIBOR plus 370 bp.

The three-month LIBOR plus 290 bp and the three-month LIBOR plus 279 bp junior subordinated debentures due in 2033 and 2034, respectively, were assumed by a subsidiary of the Bancorp in connection with the acquisition of First National Bank in 2005. The obligations were issued to FNB Statutory Trusts I and II, respectively.

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

At December 31, 2010, FHLB advances have rates ranging from 0% to 8.34%, with interest payable monthly. The advances are secured by certain residential mortgage loans and securities totaling $12.7 billion. At December 31, 2010, $500 million of FHLB advances are floating-rate. The Bancorp entered into an interest rate swap with a notional value of $500 million to convert the floating-rate advances to a fixed rate of 2.63%. In November 2010, the Bancorp repaid a floating-rate advance of $1.0 billion due in 2012 and terminated the interest rate cap associated with this advance. The Bancorp recognized a gain on this extinguishment of debt of $1 million. The $1.6 billion in advances mature as follows: $2 million in 2011, $500 million in 2013, $3 million in 2014, $5 million in 2015 and $1.1 billion thereafter.

As previously discussed in Note 12, the Bancorp was determined to be the primary beneficiary of VIEs associated with certain automobile loan and home equity securitizations and, effective January 1, 2010, these VIEs have been consolidated in the Bancorp’s Consolidated Financial Statements. As of December 31, 2010, the outstanding long-term debt associated with the automobile loan securitizations and home equity securitization was $559 million and $133 million, respectively. Third-party holders of this debt do not have recourse to the general assets of the Bancorp.

100	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of December 31:

($ in millions)	2010	2009
Commitments to extend credit	$43,677	42,591
Forward contracts to sell mortgage loans	6,389	3,633
Letters of credit	5,516	6,657
Noncancelable lease obligations	869	906
Capital commitments for private equity investments	193	90
Purchase obligations	64	25
Capital expenditures	48	27
Capital lease obligations	32	44

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2010 and 2009, the Bancorp had a reserve for unfunded commitments totaling $227 million and $294 million, respectively, included in other liabilities in the Consolidated Balance Sheets.

Forward contracts to sell mortgage loans

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts were $6.4 billion and $3.6 billion as of December 31, 2010 and 2009, respectively.

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and as of December 31, 2010, are summarized by expiration in the following table:

($ in millions)
Less than 1 year (a)	$2,367
1-5 years (a)	2,933
Over 5 years	216
Total	$5,516
(a)	Includes $67 of less than 1 year and $1 of 1-5 years issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies.

Standby letters of credit accounted for 99% of total letters of credit at December 31, 2010 and 2009 and are considered guarantees in accordance with U.S. GAAP. Approximately 54% and 58% of the total standby letters of credit were secured as of December 31, 2010 and 2009, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. At December 31, 2010 and 2009, the reserve related to these standby letters of credit was $10 million and $6 million, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized for establishing loss reserves within its loan and lease portfolio. Risk ratings as of December 31, 2010 under this risk rating system are summarized in the following table:

($ in millions)
Pass	$4,944
Special mention	193
Substandard	360
Doubtful	17
Loss	2
Total	$5,516

At December 31, 2010 and 2009, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of December 31, 2010 and 2009, FTS acted as the remarketing agent to issuers on $3.4 billion of VRDNs. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to $563 million and $936 million in VRDNs remarketed by third parties at December 31, 2010 and 2009, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. At December 31, 2010 and 2009, FTS held $1 million and $47 million, respectively, of these VRDNs in its portfolio and classified them as trading securities. At December 31, 2010 and 2009 the Bancorp held $105 million and $188 million, respectively, of VRDNs which were purchased from the market, through FTS and held in its trading securities portfolio.

Fifth Third Bancorp	101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the VRDNs remarketed by third parties, in some cases, the remarketing agent has failed to remarket the securities and has instructed the indenture trustee to draw upon $11 million and $45 million of letters of credit issued by the Bancorp at December 31, 2010 and 2009, respectively. The Bancorp recorded these draws as commercial loans in its Consolidated Balance Sheets.

Noncancelable lease obligations and other commitments

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements. The minimum rental commitments under noncancelable lease agreements are shown in the summary of commitments table. The Bancorp or its subsidiaries have also entered into a limited number of agreements for work related to banking center construction and to purchase goods or services.

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $122 million and $182 million at December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Bancorp maintained a reserve of $42 million and $44 million, respectively, related to exposures within the reinsurance portfolio. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the third quarter of 2010, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $19 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $20 million and decrease in the Bancorp’s maximum exposure of $53 million.

Legal claims

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. See Note 19 for additional information regarding these proceedings.

Guarantees

The Bancorp has performance obligations upon the occurrence of certain events under financial guarantees provided in certain contractual arrangements as discussed in the following sections.

Residential mortgage loans sold with credit recourse

The Bancorp previously sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $916 million at December 31,

2010 and $1.1 billion at December 31, 2009 and the delinquency rates were approximately 8.7% and 8.1%, respectively. At December 31, 2010 and 2009, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $16 million and $21 million, respectively, recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for residential mortgage loans held in its loan portfolio.

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

As of December 31, 2010 and 2009, the Bancorp maintained reserves related to these loans sold with representation and warranty provisions totaling $85 million and $37 million, respectively. The following table summarizes activity in the reserve for representation and warranty provisions for the years ended December 31:

($ in millions)	2010	2009
Balance, beginning of period	$37	12
Net additions to the reserve	115	65
Losses charged against the reserve	(67)	(40)
Balance, end of period	$85	37

Liquidity support and credit enhancement agreement

Through 2008, the Bancorp had transferred at par, subject to credit recourse, certain primarily floating-rate, short-term investment grade commercial loans to a VIE, which prior to January 1, 2010, was an unconsolidated special purpose entity wholly-owned by an independent third party. The VIE issued asset-backed commercial paper and used the proceeds to fund the acquisition of commercial loans transferred to it by the Bancorp. Generally, the loans transferred to the VIE provided a lower yield due to their investment grade nature and, therefore, transferring these loans allowed the Bancorp to reduce its interest rate exposure to these lower yielding loan assets while maintaining the customer relationships. The outstanding balance of these loans at December 31, 2009 was $771 million. At December 31, 2009, the Bancorp’s loss reserve related to the credit enhancement provided to the VIE was $45 million and was recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that was consistent with its overall approach in estimating credit losses for various categories of commercial loans held in its loan portfolio.

102	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event the VIE was unable to issue commercial paper, the Bancorp agreed to provide liquidity support in the form of a line of credit and the repurchase of assets from the VIE. As of December 31, 2009, the liquidity asset purchase agreement was $1.4 billion. In addition, due to dislocation in the short-term funding market which caused the VIE difficulty in obtaining sufficient funding through the issuance of commercial paper, the Bancorp purchased commercial paper from the VIE throughout 2008 and 2009. As of December 31, 2009, the Bancorp held $805 million of commercial paper issued by the VIE, representing 87% of the VIE’s total commercial paper then outstanding. Effective January 1, 2010 with the adoption of amended accounting guidance regarding the consolidation of VIEs, the Bancorp was required to consolidate the assets and liabilities of this VIE. See Note 1 for further information on the amended accounting guidance.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $10 million and $8 million at December 31, 2010 and 2009, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities with a carrying value of $2.9 billion and $2.8 billion as of December 31, 2010 and 2009, respectively. See Note 17 for further information on these long-term borrowing obligations.

Visa litigation

The Bancorp, as a member bank of Visa prior to Visa’s reorganization and initial public offerings of its Class A common shares in 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and by-laws and in accordance with their membership agreements. In accordance with Visa’s by-laws prior to the IPO, the Bancorp could have been required to indemnify Visa for the Bancorp’s proportional share of losses based on the pre-IPO membership interests. As part of its reorganization and IPO, the Bancorp’s indemnification obligation was modified to include only certain known litigation (the “Covered Litigation”) as of the date of the restructuring. This modification triggered a requirement to recognize a $3 million liability for the year ended December 31, 2007 equal to the fair value of the indemnification obligation. Additionally during 2007, the Bancorp recorded $169 million for its share of litigation formally settled by Visa and for probable future litigation settlements. In conjunction with the IPO, the Bancorp received 10.1 million of Visa’s Class B shares based on the Bancorp’s membership percentage in Visa prior to the IPO. The Class B shares are not transferable (other than to another member bank) until the later of the third anniversary of the IPO closing or the date which the Covered Litigation has been resolved; therefore, the Bancorp’s Class B shares were classified in other assets and accounted for at their carryover basis of $0. Visa deposited $3 billion of the proceeds from the IPO into a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Covered Litigation. If Visa’s litigation committee determines that the escrow account is insufficient, then Visa will issue additional Class A shares and deposit the proceeds from the sale of the shares into the litigation escrow account. When Visa funds the litigation escrow account, the Class B shares are subject to dilution through an adjustment in the conversion rate of Class B shares into Class A shares. During 2008, the Bancorp recorded additional reserves of $71 million for probable future settlements related to the Covered Litigation and recorded its proportional share of $169 million of the Visa escrow account net against the Bancorp’s litigation reserve.

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

As of the date of the Bancorp’s sale of Visa Class B shares and through December 31, 2010, the Bancorp has concluded that it is not probable that the Visa Covered Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap with an initial fair value of $55 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax) recognized by the Bancorp for the year ended December 31, 2009. In the second quarter of 2010, Visa funded an additional $500 million into the escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $20 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. In the fourth quarter of 2010, Visa funded an additional $800 million into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $35 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. The fair value of the swap liability was $18 million and $55 million as of December 31, 2010 and 2009, respectively.

Fifth Third Bancorp	103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. LEGAL AND REGULATORY PROCEEDINGS

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 18 and has also entered into with Visa, MasterCard and certain other named defendants judgement and loss sharing agreements that attempt to allocate financial responsibility to the parties thereto in the event certain settlements or judgments occur. Accordingly, prior to the sale of Class B shares during 2009, the Bancorp had recorded a litigation reserve of $243 million to account for its potential exposure in this and related litigation. Additionally, the Bancorp had also recorded its proportional share of $199 million of the Visa escrow account funded with proceeds from the Visa IPO along with several subsequent fundings. Upon the Bancorp’s sale of Visa, Inc. Class B shares during 2009, and the recognition of the total return swap that transfers conversion risk of the Class B shares back to the Bancorp, the Bancorp reversed the remaining net litigation reserve related to the Bancorp’s exposure through Visa. Additionally, the Bancorp has remaining reserves related to this litigation of $30 million and $22 million as of December 31, 2010 and 2009, respectively. Refer to Note 18 for further information regarding the Bancorp’s net litigation reserve and ownership interest in Visa. This antitrust litigation is still in the pre-trial phase.

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

    For the year ended December 31, 2008, five putative securities class action complaints were filed against the Bancorp and its Chief Executive Officer, among other parties. The five cases have been consolidated, and are currently pending in the United States District Court for the Southern District of Ohio. The lawsuits allege violations of federal securities laws related to disclosures made by the Bancorp in press releases and filings with the SEC regarding its quality and sufficiency of capital, credit losses and related matters, and seeking unquantified damages on behalf of putative classes of persons who either purchased the Bancorp’s securities, or acquired the Bancorp’s securities pursuant to the acquisition of First Charter Corporation. These cases remain in the discovery stages of litigation. The impact of the final disposition of these lawsuits cannot be assessed at this time. In addition to the foregoing, two cases were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain officers alleging violations of ERISA based on allegations similar to those set forth in the securities class action cases filed during the same period of time. The two cases alleging violations of ERISA were dismissed by the trial court, and are being appealed to the United States Sixth Circuit Court of Appeals.

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

    The Bancorp and/or its affiliates are or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by government and self-regulatory agencies, including the SEC, regarding their respective businesses. Such matters may result in material adverse consequences, including without limitation, adverse judgments, settlements, fines, penalties, injunctions or other actions, amendments and/or restatements of Fifth Third’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. The SEC is investigating and has made several requests for information, including by subpoena, concerning issues which Fifth Third understands relate to accounting and reporting matters involving certain of its commercial loans. This could lead to an enforcement proceeding by the SEC which, in turn, may result in one or more such material adverse consequences.

20. RELATED PARTY TRANSACTIONS

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

104	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010 and 2009, certain directors, executive officers, principal holders of Bancorp common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

The following table summarizes the Bancorp’s activities with its principal shareholders, directors and executives at December 31:

($ in millions)	2010	2009
Commitments to lend, net of participations:
Directors and their affiliated companies	$157	143
Executive officers	3	6
Total	160	149
Outstanding balance on loans, net of participations and undrawn commitments	74	68

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

On June 30, 2009, the Bancorp completed the sale of a majority interest in its Processing Businesses, FTPS. Advent International acquired an approximate 51% interest in FTPS for cash and warrants. The Bancorp retained the remaining approximate 49% interest in FTPS and, as part of the sale, FTPS assumed loans totaling $1.25 billion owed to the Bancorp. The Bancorp recognized $26 million and $15 million, respectively, in noninterest income as part of its equity method investment in FTPS for the years ended December 31, 2010 and 2009 and received distributions totaling $25 million and $18 million, respectively, during 2010 and 2009.

The Bancorp and FTPS have various agreements in place covering services relating to the operations of FTPS. The services provided by the Bancorp to FTPS were required to support FTPS as a standalone entity during the deconversion period. These services involve transition support, including product development, risk management, legal, accounting and general business resources. FTPS paid the Bancorp $49 million and $76 million, respectively, for these services for the years ended December 31, 2010 and 2009. Other services provided to FTPS by the Bancorp, which will continue beyond the deconversion period, include treasury management, clearing, settlement, sponsorship, data center support and office space. FTPS paid the Bancorp $34 million and $14 million, respectively, for these services for the years ended December 31, 2010 and 2009. In addition to the previously mentioned services, the Bancorp entered into an agreement under which FTPS will provide processing services to the Bancorp. The total amount of fees relating to the processing services provided to the Bancorp by FTPS totaled $64 million and $33 million, respectively, for the years ended December 31, 2010 and 2009.

During the fourth quarter of 2010, FTPS refinanced its debt into a larger syndicated loan structure that included the Bancorp. As a result, loans to FTPS declined to $381 million as of December 31, 2010 from $1.24 billion at December 31, 2009. The Bancorp recognized $4 million in syndication fees in 2010 associated with the refinanced loan to FTPS. The amount of FTPS’ line of credit with the Bancorp was also reduced to $50 million as of December 31, 2010 from $125 million as of December 31, 2009. FTPS did not draw upon its lines of credit during the years ended December 31, 2010 or 2009. Interest income relating to the loans was $102 million and $60 million, respectively, for the years ended December 31, 2010 and 2009 and is included in interest and fees on loans and leases in the Consolidated Statements of Income.

21. INCOME TAXES

The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2010	2009	2008
Current income tax (benefit) expense:
U.S. income taxes	($5)	(157)	560
State and local income taxes	16	6	25
Non-U.S. income taxes	-	(3)	3
Total current tax (benefit) expense	11	(154)	588
Deferred income tax expense (benefit):
U.S. income taxes	165	190	(1,090)
State and local income taxes	11	(8)	(47)
Non-U.S. income taxes	-	2	(2)
Total deferred tax expense (benefit)	176	184	(1,139)
Applicable income tax expense (benefit)	$187	30	(551)

The following is a reconciliation between the statutory U.S. income tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2010	2009	2008
Statutory tax rate	35.0%	35.0	(35.0)
Increase (decrease) resulting from:
State taxes, net of federal benefit	1.8	(.1)	(.5)
Tax-exempt income	(3.6)	(18.7)	1.5
Credits	(14.1)	(14.6)	(3.6)
Goodwill	-	8.7	11.9
Interest to taxing authority, net of tax	(0.8)	(7.6)	5.1
Other changes in unrecognized tax benefits	(1.8)	-	-
Unrealized stock-based compensation benefits	2.5	0.6	-
Other, net	0.8	0.6	(.1)
Effective tax rate	19.8%	3.9	(20.7)

Fifth Third Bancorp	105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax-exempt income in the rate reconciliation table includes interest on municipal bonds, interest on tax-exempt lending, income/charges on life insurance policies held by the Bancorp, and certain gains on sales of leases that are exempt from federal taxation.

During 2010, the Bancorp settled its outstanding dispute with the IRS relating to a specific capital raising transaction. This favorable settlement reduced income tax expense (including interest) by $19 million. During 2009, the Bancorp settled its outstanding dispute with the IRS relating to certain leveraged lease transactions. This favorable settlement reduced income tax expense

(including interest) by $6 million and $55 million for 2010 and 2009, respectively. The accrual of interest expense for these items had an adverse impact on income tax expense for 2008.

During 2009, the Bancorp notified the carrier of one of the Bancorp’s policies of its intent to surrender a certain BOLI policy and was therefore required to establish a deferred tax asset relating to the difference between its financial reporting and tax basis of its investment. As a result, income tax expense for 2009 was favorably impacted by $106 million. Income tax expense was adversely impacted in 2008 by $78 million relating to the same BOLI policy.

The following table provides a summary of the Bancorp’s unrecognized tax benefits as of December 31:

($ in millions)	2010	2009
Tax positions that would impact the effective tax rate, if recognized	$15	81
Tax positions where the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of the deduction	1	1
Unrecognized tax benefits	$16	82

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits:

($ in millions)	2010	2009	2008
Unrecognized tax benefits at January 1	$82	959	469
Gross increases for tax positions taken during prior period	4	16	496
Gross decreases for tax positions taken during prior period	(23)	(329)	(8)
Gross increases for tax positions taken during current period	2	1	4
Settlements with taxing authorities	(48)	(563)	-
Lapse of applicable statute of limitations	(1)	(2)	(2)
Unrecognized tax benefits at December 31	$16	82	959

The Bancorp’s unrecognized tax benefits as of December 31, 2010 relate largely to U.S. state income tax exposures from taking tax positions where the Bancorp believes it is likely that upon examination a state will take a position contrary to the position taken by the Bancorp.

Substantially all of the reduction of unrecognized tax benefits during 2010 related to the settlement of the Bancorp’s dispute with the IRS relating to the specific capital raising transaction mentioned previously. Similarly, substantially all of the reduction of unrecognized tax benefits during 2009 related to the settlement of certain leveraged lease transactions with the IRS.

The Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Deferred income taxes are comprised of the following items at December 31:

($ in millions)	2010	2009
Deferred tax assets:
Allowance for loan & lease losses	$1,051	1,312
Impairment reserves	144	145
Deferred compensation	136	147
Reserve for unfunded commitments	79	103
State net operating losses	66	81
Other	273	224
Total deferred tax assets	$1,749	2,012
Deferred tax liabilities:
Lease financing	$801	898
Investments in joint ventures and partnership interests	481	481
MSRs	190	191
Other comprehensive income	169	130
Bank premises and equipment	69	88
State deferred taxes	53	60
Other	130	138
Total deferred tax liabilities	$1,893	1,986
Total net deferred tax (liability) asset	($144)	26

Deferred tax assets are included as a component of other assets in the Consolidated Balance Sheets. Deferred tax liabilities are included as a component of accrued taxes, interest and expenses in the Consolidated Balance Sheets.

        At December 31, 2010 and 2009, the Bancorp had recorded deferred tax assets of $66 million and $81 million, respectively, related to state net operating loss carryforwards. The deferred tax assets relating to state net operating losses are presented net of specific valuation allowances, primarily resulting from leasing operations, of $25 million and $15 million at December 31, 2010 and 2009, respectively. If these carry forwards are not utilized, they will expire in varying amounts through 2030. Additionally, at December 31, 2010 and 2009, the Bancorp had federal general business tax credit carryforwards of $45 million and $42 million, respectively. If unused, these credit carryforwards will expire in 2030.

106	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp has determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2010 or 2009. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and, based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at December 31, 2010 and 2009 will ultimately be realized. The Bancorp reached this conclusion as the Bancorp has taxable income in the carryback period and it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences and its projected future taxable income.

As required under U.S. GAAP, the Bancorp recognized a deferred tax asset for compensation expense recognized for financial reporting that may be deductible for tax purposes in the future for certain stock-based awards granted to its employees. As a result of the Bancorp’s stock price as of December 31, 2010, as much as $24 million of deferred tax assets previously established for these stock-based awards will not be realized within the next 12 months and will negatively impact the Bancorp’s income tax expense in 2011. The Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future; therefore, it is possible that the impact to income tax expense will be greater than or less than $24 million in 2011.

The IRS concluded its audit for 2006 and 2007 during the third quarter of 2010. As a result, all issues have been resolved with the IRS through 2007. The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2007 through 2010. The IRS is currently auditing the Bancorp’s federal income tax returns for 2008 and 2009. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a short period of time. Otherwise, with the exception of a few states with insignificant uncertain tax positions, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the Consolidated Financial Statements. During the years ended December 31, 2010 and 2009, the Bancorp recognized an interest benefit of $8 million and interest expense of $3 million, respectively, net of the related tax impact. This $3 million recognized in 2009 is exclusive of the $55 million interest reduction discussed previously. At December 31, 2010 and 2009, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $1 million and $13 million, respectively. No material liabilities were recorded for penalties.

Retained earnings at December 31, 2010 and 2009 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.

Fifth Third Bancorp	107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. RETIREMENT AND BENEFIT PLANS

The Bancorp recognizes the overfunded and underfunded status of its pension plans as an asset and liability, respectively. The overfunded and underfunded amounts recognized in other assets and other liabilities, respectively, in the Consolidated Balance Sheets were as follows as of December 31:

($ in millions)	2010	2009
Prepaid benefit cost	$4	-
Accrued benefit liability	(34)	(35)
Net underfunded status	($30)	(35)

The following tables summarize the defined benefit retirement plans as of and for the years ended December 31:

Plans with an Overfunded Status (a)

($ in millions)	2010	2009
Fair value of plan assets at January 1	$182	-
Actual return on assets	31	-
Contributions	-	-
Settlement	-	-
Benefits paid	(16)	-
Fair value of plan assets at December 31	$197	-
Projected benefit obligation at January 1	$183	-
Service cost	-	-
Interest cost	10	-
Settlement	-	-
Actuarial loss	16	-
Benefits paid	(16)	-
Projected benefit obligation at December 31	$193	-
Overfunded projected benefit obligation recognized in the Consolidated Balance Sheets as an asset	$4	-
(a)	The Bancorp’s defined benefit plan had an overfunded status at December 31, 2010. The plan was underfunded at December 31, 2009 and is reflected in the Underfunded Status table.

Plans with an Underfunded Status

($ in millions)	2010	2009
Fair value of plan assets at January 1	$ -	144
Actual return on assets	-	29
Contributions	4	39
Settlement	-	(19)
Benefits paid	(4)	(11)
Fair value of plan assets at December 31	$-	182
Projected benefit obligation at January 1	$34	228
Service cost	-	-
Interest cost	2	12
Settlement	-	(19)
Actuarial loss	2	7
Benefits paid	(4)	(11)
Projected benefit obligation at December 31	$34	217
Unfunded projected benefit obligation recognized in the Consolidated Balance Sheets as a liability	($34)	(35)

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2011 are $11 million and $1 million, respectively.

The following table summarizes net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31:

($ in millions)	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$-	-	-
Interest cost	12	12	13
Expected return on assets	(14)	(12)	(18)
Amortization of net actuarial loss	12	15	7
Amortization of net prior service cost	1	1	1
Settlement	-	13	10
Net periodic benefit cost	$11	29	13
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	2	(10)	93
Net prior service cost	-	-	-
Amortization of net actuarial loss	(12)	(15)	(7)
Amortization of prior service cost	(1)	(1)	(1)
Settlement	-	(13)	(10)
Total recognized in other comprehensive income	(11)	(39)	75
Total recognized in net periodic benefit cost and other comprehensive income	$-	(10)	88

Fair Value Measurements of Plan Assets

The following table summarizes plan assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements Using (a)
2010 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Equity securities:
Equity securities (Growth) (b)	$58	-	-	$58
Equity securities (Value)	53	-	-	53
Total equity securities	111	-	-	111

Mutual & exchange traded funds:
Money market funds	6	-	-	6
International funds	30	-	-	30
Commodity funds	11	-	-	11
Total mutual & exchange traded funds	47	-	-	47

Debt securities:
U.S Treasury obligations	7	-	-	7
U.S. Govt. agencies (c)	-	1	-	1
Agency mortgage backed	-	24	-	24
Non-agency mortgage backed	-	6	-	6
Corporate bonds (d)	-	1	-	1
Total debt securities	7	32	-	39
Total plan assets	$165	32	-	$197

	Fair Value Measurements Using (a)
2009 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Equity securities:
Equity securities (Growth) (b)	$52	-	-	$52
Equity securities (Value)	49	-	-	49
Total equity securities	101	-	-	101

Mutual & exchange traded funds:
Money market funds	6	-	-	6
International funds	28	-	-	28
Commodity funds	9	-	-	9
Total mutual & exchange traded funds	43	-	-	43

Debt securities:
U.S Treasury obligations	6	-	-	6
U.S. Govt. agencies (c)	-	3	-	3
Agency mortgage backed	-	27	-	27
Corporate bonds (d)	-	2	-	2
Total debt securities	6	32	-	38
Total plan assets	$150	32	-	$182
(a)	For further information on fair value hierarchy levels, see Note 28.
(b)	Includes holdings in Bancorp common stock
(c)	Includes debt securities issued by U.S. Government sponsored agencies
(d)	Includes private label asset backed securities

108	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Debt securities

For certain U.S. Treasury and federal agency and non-agency obligations, the plan measures the fair value based on quoted prices, which are available in an active market and classifies these investments within Level 1 of the valuation hierarchy. Where quoted prices are not available, the plan measures the fair value of these investments based on matrix pricing models that include the bid price, which factors in the yield curve and other characteristics of the security including the interest rate, prepayment speeds and length of maturity. Therefore, these investments are classified within Level 2 of the valuation hierarchy.

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

The following table summarizes the plan assumptions for the years ended December 31:

Weighted-average assumptions	2010	2009	2008
For measuring benefit obligations at year end:
Discount rate	5.39%	5.88	6.11
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	8.25	8.50	8.53
For measuring net periodic benefit cost:
Discount rate	5.88	6.11	6.45
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	8.25	8.50	8.50

Lowering both the expected rate of return on the plan and the discount rate by 0.25% would have increased the 2010 pension expense by approximately $1 million.

Based on the actuarial assumptions, the Bancorp does not expect to contribute to the plan in 2011. Estimated pension benefit payments, which reflect expected future service, are $19 million in 2011, $20 million in 2012, $17 million in 2013, $17 million in 2014 and $16 million in 2015. The total estimated payments for the years 2016 through 2020 is $70 million.

Investment Policies and Strategies

The Bancorp’s policy for the investment of plan assets is to employ investment strategies that achieve a range of weighted-average target asset allocations relating to equity securities (including the Bancorp’s common stock), fixed income securities (including federal agency obligations, corporate bonds and notes) and cash.

The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category for years ended December 31:

Weighted-average asset allocation	Targeted range	2010	2009
Equity securities		72%	71
Bancorp common stock		2	2
Total equity securities (a)	70 – 80%	74	73
Total fixed income securities	20 – 25	23	24
Cash	0 – 5	3	3

Total		100%	100
(a)Includes mutual and exchange traded funds.

The risk tolerance for the plan is determined by management to be “moderate to aggressive”, recognizing that higher returns involve some volatility and that periodic declines in the portfolio’s value are tolerated in an effort to achieve real capital growth. There were no significant concentrations of risk associated with the investments of the Bancorp’s benefit and retirement plans at December 31, 2010 and 2009.

Permitted asset classes of the plan include cash and cash equivalents, fixed income (domestic and non-U.S. bonds), equities (U.S., non-U.S., emerging markets and REITS), equipment leasing precious metals, commodity transactions and mortgages. The plan utilizes derivative instruments including puts, calls, straddles or other option strategies, as approved by management.

Prohibited asset classes of the plan include venture capital, short sales, limited partnerships and leveraged transactions. Per ERISA, the Bancorp’s common stock cannot exceed ten percent of the fair value of plan assets.

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

Other Information on Retirement and Benefit Plans

The accumulated benefit obligation for all defined benefit plans was $227 million and $217 million at December 31, 2010 and 2009, respectively. Amounts relating to the Bancorp’s defined benefit plans with assets exceeding benefit obligations were as follows at December 31:

($ in millions)	2010	2009
Projected benefit obligation	$193	-
Accumulated benefit obligation	193	-
Fair value of plan assets	197	-

Amounts relating to the Bancorp’s defined benefit plans with benefit obligations exceeding assets were as follows at December 31:

Fifth Third Bancorp	109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions)	2010	2009
Projected benefit obligation	$34	217
Accumulated benefit obligation	34	217
Fair value of plan assets	-	182

As of December 31, 2010 and 2009, $172 million and $160 million, respectively, of plan assets were managed through mutual funds by Fifth Third Bank, a subsidiary of the Bancorp. Plan assets included $5 million and $3 million of Bancorp common stock as of December 31, 2010 and 2009, respectively. Plan assets are not expected to be returned to the Bancorp during 2011.

The Bancorp’s qualified defined benefit plan’s benefits were frozen in 1998, except for grandfathered employees. The Bancorp’s other retirement plans consist of nonqualified, supplemental retirement plans, which are funded on an as needed basis. A majority of these plans were obtained in acquisitions from prior years.

The Bancorp’s profit sharing plan expense was $31 million for 2010, $17 million for 2009 and $18 million for 2008. Expenses recognized during the years ended December 31, 2010, 2009 and 2008 for matching contributions to the Bancorp’s defined contribution savings plans were $36 million, $36 million and $37 million, respectively.

23. ACCUMULATED OTHER COMPREHENSIVE INCOME

The activity of the components of other comprehensive income and accumulated other comprehensive income was as follows for the years ended December 31:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2010
Unrealized holding gains on available-for-sale securities arising during period	$216	(73)	143
Reclassification adjustment for net gains included in net income	(57)	19	(38)
Net unrealized gains on available-for-sale securities	159	(54)	105	216	105	321
Unrealized holding gains on cash flow hedge derivatives arising during period	2	(1)	1
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(60)	21	(39)
Net unrealized gains on cash flow hedge derivatives	(58)	20	(38)	105	(38)	67
Defined benefit plans:
Net prior service cost	1	(1)	-
Net actuarial loss	10	(4)	6
Defined benefit plans, net	11	(5)	6	(80)	6	(74)
Total	$112	(39)	73	241	73	314
2009
Unrealized holding gains on available-for-sale securities arising during period	$248	(86)	162
Reclassification adjustment for net gains included in net income	(57)	20	(37)
Reclassification adjustment related to prior OTTI charges	(37)	13	(24)
Net unrealized gains on available-for-sale securities	154	(53)	101	115	101	216
Unrealized holding gains on cash flow hedge derivatives arising during period	75	(26)	49
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(49)	17	(32)
Net unrealized gains on cash flow hedge derivatives	26	(9)	17	88	17	105
Defined benefit plans:
Net prior service cost	-	-	-
Net actuarial loss	39	(14)	25
Defined benefit plans, net	39	(14)	25	(105)	25	(80)
Total	$219	(76)	143	98	143	241
2008
Unrealized holding gains on available-for-sale securities arising during period	$353	(123)	230
Reclassification adjustment for net gains included in net income	(31)	10	(21)
Net unrealized gains (losses) on available-for-sale securities	322	(113)	209	(94)	209	115
Unrealized holding gains on cash flow hedge derivatives arising during period	100	(35)	65
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(3)	1	(2)
Net unrealized gains on cash flow hedge derivatives	97	(34)	63	25	63	88
Defined benefit plans:
Net prior service cost	-	-	-
Net actuarial gain	(74)	26	(48)
Defined benefit plans, net	(74)	26	(48)	(57)	(48)	(105)
Total	$345	(121)	224	(126)	224	98

110	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. COMMON, PREFERRED AND TREASURY STOCK

The following is a summary of the share activity within common, preferred and treasury stock for the years ended December 31:

	Common Stock		Preferred Stock		Treasury Stock
($ in millions, except share data)	Value	Shares	Value	Shares	Value	Shares
Shares at December 31, 2007	$1,295	583,427,104	$9	9,250	$2,209	51,482,500
Issuance of preferred shares, Series G	-	-	1,072	44,300	-	-
Issuance of preferred shares, Series F	-	-	3,169	136,320	-	-
Redemption of preferred shares, Series D, E	-	-	(9)	(9,250)	-	-
Stock-based awards exercised, including treasury shares issued	-	-	-	-	(2)	-
Restricted stock grants	-	-	-	-	(136)	(2,551,432)
Shares issued in business combinations	-	-	-	-	(1,841)	(42,890,576)
Employee stock ownership through benefit plans	-	-	-	-	(1)	-
Shares at December 31, 2008	$1,295	583,427,104	$4,241	180,620	$229	6,040,492
Issuance of common shares	351	157,955,960	-	-	-	-
Exchange of preferred shares, Series G	133	60,121,124	(674)	(27,849)	-	-
Accretion from dividends on preferred shares, Series F	-	-	41	-	-	-
Restricted stock forfeitures	-	-	-	-	5	819,796
Restricted stock grants	-	-	-	-	(32)	(751,464)
Other	-	-	1	-	(1)	327,200
Shares at December 31, 2009	$1,779	801,504,188	$3,609	152,771	$201	6,436,024
Accretion from dividends on preferred shares, Series F	-	-	45	-	-	-
Stock-based awards exercised, including treasury shares issued	-	-	-	-	(8)	16,391
Restricted stock grants and forfeitures, net	-	-	-	-	(62)	(1,334,967)
Employee stock ownership through benefit plans	-	-	-	-	(1)	114,218
Shares at December 31, 2010	$1,779	801,504,188	$3,654	152,771	$130	5,231,666

In 2008, 8.5% non-cumulative Series G convertible preferred stock was issued in the second quarter. The depository shares represented shares of its convertible preferred stock and had a liquidation preference of $25,000 per share. The preferred stock is convertible at any time, at the option of the shareholder, into 2,159.8272 shares of common stock, representing a conversion price of approximately $11.575 per share of common stock. As of December 31, 2010, Series G preferred stock had 16,451 shares outstanding and 1,700 shares reserved for issuance.

On December 31, 2008, the U.S. Treasury purchased $3.4 billion, or 136,320 shares, of the Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series F, with a liquidation preference of $25,000 per share and related 10-year warrants in the amount of 15% of the preferred stock investment. The warrants allow the U.S. Treasury to purchase up to 43,617,747 shares of the Bancorp’s common stock with an exercise price of $11.72. The Series F senior preferred stock was issued complying with the terms established by the CPP. Per the program terms, the U.S. Treasury’s investment consists of senior preferred stock with a five percent dividend for each of the first five years of investment and nine percent thereafter, unless the shares are redeemed. The shares are callable by the Bancorp at par after three years and may be repurchased at any time under certain circumstances. The terms also include restrictions on the repurchase of common stock and an increase in common stock dividends, which require the U.S. Treasury’s consent, for a period of three years from the date of investment unless the preferred shares are redeemed in whole or the U.S. Treasury has transferred all of the preferred shares to a third party.

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

The CPP terms also required that preferred stock issued to U.S. Treasury rank senior to, or pari passu with, other preferred stock. In order to meet the U.S. Treasury’s standard terms, in the fourth quarter of 2008, the Bancorp repurchased its Series D and Series E preferred stock. The preferred stock was repurchased for aggregate consideration in cash of $28 million, in which $9 million par value was accounted for as retirement of the Series D and Series E preferred stock and the remaining $19 million was recognized as dividends paid to the holders of the preferred stock.

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

On June 17, 2009, the Bancorp completed its offer to exchange 2,158.8272 shares of its common stock, no par value, and $8,250 in cash, for each set of 250 validly tendered and accepted depositary shares. The Bancorp issued approximately 60 million shares of common stock and paid $230 million in cash in exchange for 7 million depositary shares. Overall, $696 million in liquidation amount of the Bancorp’s depositary shares were validly tendered, not withdrawn and exchanged, which represented 63% of the aggregate liquidation amount of its depositary shares. An aggregate of 7 million depositary shares representing 27,849 shares of Series G preferred stock were retired upon receipt. At the time of exchange, the Bancorp recognized an increase to retained earnings and net income available to common shareholders of $35 million, calculated as the difference between the carrying amount of the Series G preferred stock exchanged and the sum of the fair value of the common stock plus cash delivered. After settlement of the exchange offer and as of December 31, 2010, 4,112,750 depositary shares representing 16,451 shares of Series G preferred stock remained outstanding. As a result of this exchange, the Bancorp increased its common equity by $441 million.

During 2010, 2009 and 2008, the Bancorp repurchased an immaterial amount of common stock.

Fifth Third Bancorp	111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 20, 2011, the Bancorp announced it had priced a public offering of 121,428,572 shares of its common stock at a price of $14.00 per share, or $1.7 billion in aggregate gross proceeds. On January 24, 2011, the underwriters exercised their option to purchase an additional 12,142,857 shares at the offering price of $14.00 per share. In connection with this exercise, the Bancorp entered into a forward sale agreement which resulted in a final net payment of 959,821 shares on February 4, 2011. On February 2, 2011, the Bancorp used these proceeds along with proceeds from a senior debt offering and other available resources to repurchase all 136,320 Series F preferred shares. See Note 32 for further information.

25. STOCK-BASED COMPENSATION

The Bancorp has historically emphasized employee stock ownership. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of the Bancorp’s equity compensation plans as of December 31, 2010:

Plan Category (shares in thousands)	Number of Shares to Be Issued Upon Exercise	Weighted- Average Exercise Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders:			9,601(a)
SARs	(b)	(b)	(a)
Restricted stock	5,158	N/A	(a)
Stock options (c)	10,333	$57.02	(a)
Phantom stock units	(d)	N/A	N/A
Performance units	(e)	N/A	(a)
Performance-based restricted stock	-	N/A	(a)
Employee stock purchase plan			10,434(f)
Total shares	15,491		20,035
(a)	Under the 2008 Incentive Compensation Plan, 33 million shares of stock were authorized for issuance as incentive and nonqualified stock options, SARs, restricted stock and restricted stock units, performance units and performance restricted stock awards.
(b)	The number of shares to be issued upon exercise will be determined at vesting based on the difference between the grant price and the market price at the date of exercise.
(c)	Excludes 1.5 million outstanding options awarded under plans assumed by the Bancorp in connection with certain mergers and acquisitions. The Bancorp has not made any awards under these plans and will make no additional awards under these plans. The weighted-average exercise price of the outstanding options is $18.09 per share.
(d)	Phantom stock units are settled in cash.
(e)	The number of shares to be issued is dependent upon the Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 400 thousand shares.
(f)	Represents remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated, including an additional 1.5 million shares approved by shareholders on March 28, 2007 and an additional 12 million shares approved by shareholders on April 21, 2009.

Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to key employees and directors of the Bancorp and its subsidiaries. The Incentive Compensation Plan was approved by shareholders on April 15, 2008, which authorizes the issuance of up to 33 million shares as equity compensation and provides for incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share and restricted stock awards. Based on total stock-based awards outstanding (including stock options, stock appreciation rights, restricted stock and performance units) and shares remaining for future grants under the 2008 Incentive Compensation Plan, the Bancorp’s total overhang is seven percent. The overhang measurement represents the potential dilution to which the Bancorp’s shareholders of common stock are exposed due to the potential that stock-based compensation will be awarded to executives, directors or key employees of the Bancorp. SARs, restricted stock, stock options and performance units outstanding represent six percent of the Bancorp’s issued shares at December 31, 2010.

During 2009, the Bancorp’s Board of Directors approved the use of phantom stock units as part of its compensation for executives in connection with changes made in reaction to the TARP compensation rules. The phantom stock units were issued under the Bancorp’s 2008 Incentive Compensation Plan. The number of phantom stock units is determined each pay period by dividing the amount of salary to be paid in phantom stock units for that pay period, by the reported closing price of the Bancorp’s common stock on the pay date for such pay period. Phantom stock is expensed based on the number of outstanding units multiplied by the closing price of the Bancorp’s stock at period end. The phantom stock units do not include any rights to receive dividends or dividend equivalents. Phantom stock units issued on or before June 12, 2010 will be settled in cash upon the earlier to occur of June 15, 2011 or the executive’s death. Units issued thereafter will be settled in cash with 50% being settled on June 15, 2012 and 50% being settled on June 15, 2013. The amount to be paid on settlement of the phantom stock units will be equal to the total amount of phantom stock units settled at the reported closing price of the Bancorp’s common stock on the settlement date.

All of the Bancorp’s stock-based awards are to be settled with stock with the exception of phantom stock units and a portion of the performance units that are to be settled in cash. The Bancorp has historically used treasury stock to settle stock-based awards, when available. SARs, issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten-year terms and vest and become exercisable either ratably or fully over a four year period of continued employment. The Bancorp does not grant discounted SARs or stock options, re-price previously granted SARs or stock options, or grant reload stock options. Restricted stock grants vest either after four years or ratably after three, four and five years of continued employment and include dividend and voting rights. Stock options were previously issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, had up to ten-year terms and vested and became fully exercisable ratably over a three or four year period of continued employment. Performance unit awards have three-year cliff vesting terms with performance or market conditions as defined by the plan.

Under U.S. GAAP, the Bancorp recognizes compensation expense for the grant-date fair value of stock-based compensation issued over its requisite service period. The grant-date fair value of SARs and stock options is measured using the Black-Scholes option-pricing model. Awards with a graded vesting are expensed on a straight-line basis.

112	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant. The weighted-average assumptions were as follows for the years ended:

	2010	2009	2008
Expected life (in years)	6	6	6
Expected volatility	38%	73%	30%
Expected dividend yield	2.0%	1.3%	8.7%
Risk-free interest rate	3.1%	2.2%	3.3%

The expected option life is derived from historical exercise patterns and represents the amount of time that options granted are expected to be outstanding. The expected volatility is based on a combination of historical and implied volatilities of the Bancorp’s common stock. The expected dividend yield is based on annual dividends divided by the Bancorp’s stock price. Annual dividends are based on projected dividends, estimated using a historical long-term dividend payout ratio, over the estimated life of the awards. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense was $64 million, $51 million and $56 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included as compensation expense in the Consolidated Statements of Income. The total related income tax benefit recognized was $18 million, $18 million and $20 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock Appreciation Rights (SARs)

The weighted-average grant-date fair value of SARs granted was $5.10, $2.41 and $2.09 per share for the years ended 2010, 2009 and 2008, respectively. The total grant-date fair value of SARs that vested during 2010, 2009 and 2008 was $25 million, $26 million and $61 million, respectively.

At December 31, 2010, there was $37 million of stock-based compensation expense related to nonvested SARs not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 2.7 years.

	2010		2009		2008
SARs (shares in thousands)	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price
Outstanding at January 1	28,571	$26.82	22,508	$35.43	17,526	$41.81
Granted	5,310	14.74	8,398	4.05	6,836	19.25
Exercised	(319)	3.96	-	-	-	-
Forfeited or expired	(2,410)	30.87	(2,335)	27.93	(1,854)	36.03
Outstanding at December 31	31,152	$24.67	28,571	$26.82	22,508	$35.43
Exercisable at December 31	16,347	$34.94	12,254	$40.38	8,352	$44.46

The following table summarizes outstanding and exercisable SARs by grant price at December 31, 2010:

	Outstanding SARs			Exercisable SARs
Grant Price Per Share	Number of SARs at Year End (000’s)	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Life (in years)	Number of SARs at Year End (000’s)	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Life (in years)
Under $10.00	7,136	$4.03	8.3	1,300	$3.96	8.3
$10.01-$20.00	10,412	17.04	8.3	2,718	19.21	7.3
$20.01-$30.00	59	23.38	7.2	23	23.68	7.1
$30.01-$40.00	8,580	38.74	5.4	7,569	38.80	5.3
Over $40.00	4,965	46.07	3.7	4,737	46.35	3.5
All SARs	31,152	$24.67	6.8	16,347	$34.94	5.4

Restricted Stock Awards (RSAs)

The total grant-date fair value of RSAs that vested during 2010, 2009 and 2008 was $30 million, $36 million and $24 million, respectively. At December 31, 2010, there was $50 million of stock-based compensation expense related to nonvested restricted stock not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 2.4 years.

	2010		2009		2008
RSAs (shares in thousands)	Shares	Weighted- Average Grant- Date Fair Value	Shares	Weighted- Average Grant- Date Fair Value	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at January 1	4,645	$23.85	5,584	$29.04	3,519	$40.80
Granted	1,677	14.69	751	4.72	3,157	19.27
Vested	(817)	36.96	(870)	40.84	(486)	48.62
Forfeited	(347)	22.39	(820)	23.86	(606)	30.72
Nonvested at December 31	5,158	$18.89	4,645	$23.85	5,584	$29.04

Fifth Third Bancorp	113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes unvested RSAs by grant-date fair value at December 31, 2010:

	Nonvested RSAs
Grant-Date Fair Value Per Share	Number of RSAs at Year End (000’s)	Weighted- Average Remaining Contractual Life (in years)
Under $10.00	604	1.2
$10.01-$20.00	3,641	1.6
$20.01-$30.00	151	1.2
$30.01-$40.00	728	0.6
Over $40.00	34	0.3
All RSAs	5,158	1.4

Stock options

There were no stock options granted during 2010. Stock options granted during 2009 were immaterial to the Bancorp’s Consolidated Financial Statements. The weighted-average grant-date fair value of stock options granted for the year ended 2008 was $2.87 per share.

The total intrinsic value of options exercised was immaterial to the Bancorp’s Consolidated Financial Statements in 2010, 2009 and 2008. Cash received from options exercised during 2010 and 2009 was immaterial to the Bancorp’s Consolidated Financial

Statements in 2009. Cash received from options exercised was $3 million 2008. Tax benefits realized from exercised options were immaterial to the Consolidated Financial Statements during 2010, 2009 and 2008. All stock options were vested at December 31, 2008, therefore, no stock options vested during 2010 or 2009. The total grant-date fair value of stock options that vested during 2008 was immaterial to the Bancorp’s Consolidated Financial Statements. As of December 31, 2010, the aggregate intrinsic value of both outstanding options and exercisable options was immaterial to the Consolidated Financial Statements.

	2010		2009		2008
Stock Options (shares in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	15,504	$49.29	20,564	$48.97	23,645	$49.07
Granted (a)	-	-	1	8.59	1,133	11.57
Exercised	(58)	8.76	(11)	8.33	(202)	15.32
Forfeited or expired	(3,587)	40.54	(5,050)	48.06	(4,012)	40.73
Outstanding at December 31	11,859	$52.01	15,504	$49.29	20,564	$48.97
Exercisable at December 31	11,859	$52.01	15,504	$49.29	20,564	$48.97
(a)	2008 Options granted include 1,131 options assumed as part of the First Charter Corporation acquisition completed on June 6, 2008. These options were granted under a First Charter Corporation Plan assumed by the Bancorp.

The following table summarizes outstanding and exercisable stock options by exercise price at December 31, 2010:

	Outstanding and Exercisable Stock Options
Exercise Price per Share	Number of Options at Year End (000’s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Under $10.00	237	$9.43	0.8
$10.01-$20.00	894	13.64	3.0
$20.01-$30.00	201	25.38	1.2
$30.01-$40.00	140	36.23	3.3
Over $40.00	10,387	57.02	1.2
All stock options	11,859	$52.01	1.4

Other stock-based compensation

Under the phantom stock program, 488,703 and 299,681 respective phantom stock units were granted with a weighted average grant price of $12.80 and $9.88, during the years ended December 31, 2010 and 2009, respectively. The phantom stock units vest immediately, however, none were settled during 2010 or 2009.

    Performance units are payable contingent upon the Bancorp achieving certain predefined performance targets over the three-year measurement period. Awards granted during 2010 will be entirely settled in stock. During 2009 and 2008, the awards granted are payable 50% in stock and 50% in cash. The performance targets are based on the Bancorp’s performance

relative to a defined peer group. During 2010, 2009 and 2008, 61,320, 1,118,958 and 186,044 performance units, respectively, were granted by the Bancorp. These awards were granted at a weighted-average grant-date fair value of $13.76, $3.96 and $19.18 per unit during 2010, 2009 and 2008, respectively.

Performance-based restricted shares were previously issued by the Bancorp and were payable in stock and contingent upon the Bancorp achieving certain predefined performance targets over the one-year measurement period. These performance targets were based on the Bancorp’s performance relative to a defined peer group. If performance targets were met, the shares were vested

114	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over a three-year period. The Bancorp granted 179,604 performance-based restricted shares during 2008 with a weighted-average grant-date fair value of $23.39. The performance condition related to the performance-based restricted shares was not achieved in 2008. There are no outstanding performance-based restricted shares at December 31, 2010 and 2009.

The Bancorp sponsors a stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2010, 2009 and 2008, there were 749,127, 1,343,632 and 712,338 shares, respectively, purchased by participants and the Bancorp recognized stock-based compensation expense of $1 million, $1 million and $2 million, respectively.

26. OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

The following presents the major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2010	2009	2008
Other noninterest income:
BOLI income (loss)	$194	(2)	(156)
Operating lease income	62	59	47
Gain (loss) on loan sales	51	38	(11)
TSA revenue	49	76	-
Insurance income	38	47	36
Cardholder fees	36	48	58
Consumer loan and lease fees	32	43	51
Banking center income	22	22	31
Loss on sale of OREO	(78)	(70)	(60)
Gain on sale/redemption of Visa, Inc. ownership interests	-	244	273
Litigation settlement	-	-	76
Other, net	-	(26)	18
Total	$406	479	363
Other noninterest expense:
FDIC insurance and other taxes	$242	269	73
Loan and lease	211	234	188
Losses and adjustments	187	110	95
Affordable housing investments impairment	100	83	67
Marketing	98	79	102
Professional services fees	77	63	102
Travel	51	41	54
Postal and courier	48	53	54
Intangible asset amortization	43	57	56
Insurance	42	50	30
Operating lease	41	39	32
OREO expense	33	24	11
Recruitment and education	31	30	33
Supplies	24	25	31
Data processing	24	21	14
Visa litigation reserve	-	(73)	(99)
Provision for unfunded commitments and letters of credit	(24)	99	98
Other	166	167	148
Total	$1,394	1,371	1,089

Fifth Third Bancorp	115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27. EARNINGS PER SHARE

The calculation of earnings per share and the reconciliation of earnings per share to earnings per diluted share for the years ended December 31:

	2010			2009			2008
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income (loss) attributable to Bancorp	$753			$737			($2,113)
Dividends on preferred stock	250			226			67
Net income (loss) available to common shareholders	503			511			(2,180)
Income (loss) allocated to participating securities	3			4			(21)
Net income (loss) allocated to common shareholders	$500	791	$0.63	$507	696	$0.73	($2,159)	553	($3.91)
Earnings per diluted share:
Net income (loss) available to common shareholders	$503			$511			($2,180)
Effect of dilutive securities:
Stock based awards		5	-		2	-		-	-
Warrants related to Series F preferred stock		3	-		-	-		-	-
Series G convertible preferred stock (a)	-	-	-	(21)	28	(0.06)	-	-	-
Net income (loss) available to common shareholders plus assumed conversions	503			490			(2,180)
Income (loss) allocated to participating securities	3			4			(21)
Net income (loss) allocated to common shareholders	$500	799	$0.63	$486	726	$0.67	($2,159)	553	($3.91)
(a)	The additive effect to income from dividends on convertible preferred stock for the year ended December 31, 2009 included preferred dividends of $14 for Series G preferred shares, offset by a $35 reduction to preferred dividends due to the conversion of a portion of Series G preferred shares during the second quarter of 2009.

The diluted earnings per share computation for the years ended December 31, 2010 and 2009 excludes 23 million stock appreciation rights, 12 million and 17 million stock options, respectively, that had not yet been exercised, 1 million and 4 million shares, respectively, of unvested restricted stock and 36 million shares related to the Bancorp’s Series G preferred stock that were not part of the conversion of preferred shares in the second quarter of 2009. The shares were excluded from the computation of net income per diluted share because their inclusion would have been anti-dilutive to earnings per share.

For the year ended December 31, 2009, there were 44 million shares under warrants related to the Bancorp’s Series F preferred stock from the CPP that were excluded from the computation of net income per diluted share, as their inclusion would have been anti-dilutive to earnings per share due to the exercise price of the shares being greater than the average market price of the common shares. The warrants have an initial exercise price of $11.72 per share.

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

116	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. FAIR VALUE MEASUREMENTS

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

	Fair Value Measurements Using
As of December 31, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$230	-	-	$230
U.S. Government sponsored agencies	-	1,645	-	1,645
Obligations of states and political subdivisions	-	172	-	172
Agency mortgage-backed securities	-	10,973	-	10,973
Other bonds, notes and debentures	-	1,342	-	1,342
Other securities (a)	180	4	-	184
Available-for-sale securities (a)	410	14,136	-	14,546

Trading securities:
U.S. Treasury and Government agencies	1	-	-	1
Obligations of states and political subdivisions	-	20	1	21
Agency mortgage-backed securities	-	8	-	8
Other bonds, notes and debentures	-	115	5	120
Other securities	47	97	-	144
Trading securities	48	240	6	294

Residential mortgage loans held for sale	-	1,892	-	1,892
Residential mortgage loans (b)	-	-	46	46
Derivative assets:
Interest rate contracts	90	1,448	13	1,551
Foreign exchange contracts	-	343	-	343
Equity contracts	-	-	81	81
Commodity contracts	-	99	-	99
Derivative assets	90	1,890	94	2,074
Total assets	$548	18,158	146	$18,852
Liabilities:
Derivative liabilities
Interest rate contracts	14	846	11	871
Foreign exchange contracts	-	323	-	323
Equity contracts	-	-	28	28
Commodity contracts	-	92	-	92
Derivative liabilities	14	1,261	39	1,314
Short positions	1	1	-	2
Total liabilities	$15	1,262	39	$1,316

Fifth Third Bancorp	117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using
As of December 31, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$458	-	-	$458
U.S. Government sponsored agencies	-	2,142	-	2,142
Obligations of states and political subdivisions	-	243	-	243
Agency mortgage-backed securities	-	11,382	-	11,382
Residual interests in securitizations	-	-	174	174
Other bonds, notes and debentures	-	2,395	-	2,395
Other securities (a)	517	9	-	526
Available-for-sale securities (a)	975	16,171	174	17,320

Trading securities:
Obligations of states and political subdivisions	-	56	1	57
Agency mortgage-backed securities	-	24	-	24
Other bonds, notes and debentures	-	201	4	205
Other securities	61	-	8	69
Trading securities	61	281	13	355

Residential mortgage loans held for sale	-	1,470	-	1,470
Residential mortgage loans (b)	-	-	26	26
Derivative instruments	33	1,616	84	1,733
Total assets	$1,069	19,538	297	$20,904
Liabilities:
Other liabilities (c)	$6	1,013	75	$1,094
Total liabilities	$6	1,013	75	$1,094
(a)	Excludes FHLB and FRB restricted stock totaling $524 and $344, respectively, at December 31, 2010, and $551 and $342, respectively, at December 31, 2009.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	Includes derivative liabilities with a negative fair value and short positions.

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

Due to the illiquidity in the market for these types of securities at December 31, 2010 and 2009, the Bancorp measured fair value using a discount rate based on the assumed holding period.

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

118	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At December 31, 2010, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of warrants and put rights associated with the Processing Business Sale and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The assumptions utilized in the models are summarized in the following table as of December 31:

	2010		2009
	Warrants	Put Options	Warrants	Put Options
Expected term	8.5 - 18.5 years	.5 - 3.0 years	9.5 - 19.5 years	.5 - 4.0 years
Expected volatility (a)	36.0 - 37.0%	25.6 - 44.6%	36.7 - 41.1%	31.3 - 50.2%
Risk free rate	3.06 - 4.18%	0.23 - 1.05%	3.96 - 4.68%	0.27 - 2.23%
Expected dividend rate	0%	0%	0%	0%
(a)	Based on historical and implied volatilities of comparable companies assuming similar expected terms.

Under the terms of the total return swap, the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Visa Class B shares into Class A shares. The fair value of the total return swap was calculated using a DCF model based on unobservable inputs consisting of management’s estimate of the probability of certain litigation scenarios, timing of litigation settlements and payments related to the swap.

The net fair value of the interest rate lock commitments at December 31, 2010 was immaterial to the Bancorp. At December 31, 2010, immediate decreases in current interest rates of 25 bp and 50 bp would result in increases in the fair value of the interest rate lock commitments of $14 million and

$27 million, respectively. Immediate increases of current interest rates of 25 bp and 50 bp would result in decreases in the fair value of the interest rate lock commitments of $16 million and $33 million, respectively, at December 31, 2010. The change in fair value of interest rate lock commitments at December 31, 2010 due to immediate 10% and 20% favorable and adverse changes in the assumed loan closing rates would be immaterial to the Bancorp. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2010 ($ in millions)	Residual Interests in Securitizations	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net (a)	Equity Derivatives, Net (a)	Total Fair Value
Beginning balance	$174	13	26	(2)	11	$222
Total gains or losses (realized/unrealized):
Included in earnings	-	3	-	187	(14)	176
Included in other comprehensive income	-	-	-	-	-	-
Purchases, sales, issuances and settlements, net	(174)(b)	(10)	(6)	(183)	56	(317)
Transfers in and/or out of Level 3 (c)	-		26	-	-	26
Ending balance	$-	6	46	2	53	$107
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010 (d)	$-	-	-	60	(14)	$46

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2009 ($ in millions)	Residual Interests in Securitizations	Trading Securities	Residential Mortgage Loans	Derivatives, Net (e)	Total Fair Value
Beginning balance	$146	-	7	24	$177
Total gains or losses (realized/unrealized):
Included in earnings	10	(4)	(2)	145	149
Included in other comprehensive income	3	-	-	-	3
Purchases, sales, issuances and settlements, net	15	17	(8)	(160)	(136)
Transfers in and/or out of Level 3 (c)	-		29	-	29
Ending balance	$174	13	26	9	$222
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009 (d)	$6	(4)	(2)	16	$16

Fifth Third Bancorp	119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2008 ($ in millions)	Residual Interests in Securitizations	Residential Mortgage Loans	Derivatives, Net (e)	Total Fair Value
Beginning balance	$10	-	(4)	$6
Total gains or losses (realized/unrealized):
Included in earnings	(15)	(1)	54	38
Included in other comprehensive income	1	-	-	1
Purchases, sales, issuances and settlements, net	150	-	(26)	124
Transfers in and/or out of Level 3 (c)	-	8	-	8
Ending balance	$146	7	24	$177
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008 (d)	($15)	(1)	27	$11
(a)	Net interest rate derivatives include derivative assets and liabilities of $13 and $11, respectively. Net equity derivatives include derivative assets and liabilities of $81 and $28, respectively.
(b)	Due to a change in U.S. GAAP adopted by the Bancorp on January 1, 2010, all residual interests in securitizations were eliminated concurrent with the consolidation of the related VIEs. See Note 1 for further discussion.
(c)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(d)	Includes interest income and expense.
(e)	Net derivatives include derivative assets and liabilities of $84 and $75, respectively, at December 31, 2009, and derivative assets and liabilities of $30 and $6, respectively, at December 31, 2008.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2010	2009	2008
Interest income	$-	15	7
Mortgage banking net revenue	187	127	53
Corporate banking revenue	1	1	(4)
Other noninterest income	(15)	15	5
Securities gains (losses), net	3	(5)	(23)
Other noninterest expense	-	(4)	-
Total gains	$176	149	38

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at year end were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2010	2009	2008
Interest income	$-	11	7
Mortgage banking net revenue	60	(7)	21
Corporate banking revenue	1	1	1
Other noninterest income	(15)	20	5
Securities losses, net	-	(5)	(23)
Other noninterest expense	-	(4)	-
Total gains	$46	16	11

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following table represents those assets and liabilities that were subject to fair value adjustments during the years ended December 31, 2010 and 2009 and the related losses from such fair value adjustments.

	Fair Value Measurements Using				Total Losses
($ in millions)	Level 1	Level 2	Level 3	Total	Year Ended December 31, 2010
Commercial nonaccrual loans held for sale	$120	-	770	$890	($448)
Commercial and industrial loans	-	-	272	272	(470)
Commercial mortgage loans	-	-	234	234	(207)
Commercial construction loans	-	-	109	109	(159)
Residential mortgage loans	-	-	3	3	(6)
Other consumer loans	-	71	10	81	(12)
MSRs	-	-	822	822	(36)
OREO property	-	-	527	527	(264)
Total	$120	71	2,747	$2,938	($1,602)

120	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using				Total Losses
($ in millions)	Level 1	Level 2	Level 3	Total	Year Ended December 31, 2009
Commercial nonaccrual loans held for sale	$60	-	163	$223	($56)
Residential mortgage loans held for sale	-	-	55	55	(2)
Commercial and industrial loans	64	-	243	307	(217)
Commercial mortgage loans	37	-	303	340	(136)
Commercial construction loans	40	-	199	239	(150)
Commercial leases	-	-	1	1	(2)
MSRs	-	-	699	699	(24)
OREO property	-	-	461	461	(131)
Investment in FTPS Holding, LLC	-	524	-	524	-
Total	$201	524	2,124	$2,849	($718)

During 2010, the Bancorp transferred $650 million of commercial loans from the portfolio to loans held for sale. Of the loans that were transferred to held for sale, $112 million were fair valued based on executable bids and, therefore, classified within Level 1 of the valuation hierarchy. The remaining $538 million were fair valued based on discounted cash flow models incorporating appraisals of the underlying collateral, as well as assumptions about investor return requirements and amounts and timing of expected cash flows and, therefore, classified within Level 3 of the valuation hierarchy. In addition, existing loans held for sale of $240 million were further adjusted, $8 million of which were based on executable bids and therefore classified within Level 1 of the valuation hierarchy, and the remaining $232 million based on appraisals of the underlying collateral value and, therefore, classified within Level 3 of the valuation hierarchy.

During 2010, and 2009, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage and commercial construction loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and were classified within Level 3 of the valuation hierarchy. During 2009, certain amounts were based on bids for the loans in active markets and, therefore, classified within Level 1 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized.

During 2010, the Bancorp recorded nonrecurring adjustments to certain residential mortgage loans. The fair value of these loans was based on the underlying collateral values and, therefore, classified within Level 3 of the valuation hierarchy.

During 2010, the Bancorp recorded nonrecurring adjustments to certain other consumer loans. As indicated in Note 12, the Bancorp provides funding to certain entities sponsored by third parties to finance consumer loans originated by third parties. During 2010, one of these entities agreed to transfer ownership of its underlying consumer loans to the Bancorp, and these loans are now classified as held for investment. Upon transfer, the Bancorp was required to measure and record the loans at fair value, which was determined using a DCF model, which are classified within Level 2 of the valuation hierarchy, and in some cases, the value of the underlying collateral, which are classified within Level 3 of the valuation hierarchy.

During 2010 and 2009, the Bancorp recognized temporary impairments in certain classes of the MSR portfolio in which the carrying value was adjusted to fair value as of December 31, 2010 and 2009. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 13 for further information on the Bancorp’s MSRs.

During 2010 and 2009, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value, less costs to sell. Such fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous table reflects the fair value measurements of the properties before deducting the estimated costs to sell.

During 2009, the Bancorp purchased residential mortgage loans with a principal balance of $57 million. The Bancorp subsequently recorded nonrecurring impairment adjustments totaling $2 million during 2009. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, therefore, classified within Level 3 of the valuation hierarchy.

On June 30, 2009, the Bancorp recorded an investment in FTPS Holdings, LLC related to its retained noncontrolling interest from the Processing Business Sale. The investment’s fair value was based on the Bancorp’s proportional share of the LLC’s equity capital and was measured using observable data directly from the sales transaction with Advent International. Therefore, this investment was classified within Level 2 of the valuation hierarchy. In subsequent periods, the investment in FTPS Holdings, LLC has been recorded under the equity method of accounting.

Fair Value Option

The Bancorp has elected to measure residential mortgage loans held for sale under the fair value option as allowed under U.S. GAAP. Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value. Residential loans with fair values of $26 million and $29 million, respectively, were transferred to the Bancorp’s portfolio during 2010 and 2009. Losses related to fair value adjustments on these loans were immaterial to the Bancorp for the year ended December 31, 2010, compared to $2 million of losses during 2009.

Fair value changes included in earnings for instruments for which the fair value option was elected included losses of $191 million and $162 million, respectively during 2010 and 2009. These losses are reported as mortgage banking net revenue in the Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of these loans by $5 million and $3 million, respectively, during 2010 and 2009. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.

Fifth Third Bancorp	121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value.

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
As of December 31, 2010
Residential mortgage loans measured at fair value	$1,938	1,913	$25
Past due loans of 90 days or more	5	6	(1)
Nonaccrual loans	1	1	-

As of December 31, 2009
Residential mortgage loans measured at fair value	$1,496	1,463	$33
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	1	1	-

Fair Value of Certain Financial Instruments

The following table summarizes carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis at:

December 31, 2010 ($ in millions)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,159	2,159
Other securities	868	868
Held-to-maturity securities	353	353
Other short-term investments	1,515	1,515
Loans held for sale	324	324
Portfolio loans and leases:
Commercial and industrial loans	26,068	27,322
Commercial mortgage loans	10,248	9,513
Commercial construction loans	1,890	1,471
Commercial leases	3,267	2,934
Residential mortgage loans (a)	8,600	7,577
Home equity	11,248	9,366
Automobile loans	10,910	10,975
Credit card	1,738	1,786
Other consumer loans and leases	622	682
Unallocated allowance for loan and lease losses	(150)	-
Total portfolio loans and leases, net (a)	74,441	71,626
Financial liabilities:
Deposits	81,648	81,860
Federal funds purchased	279	279
Other short-term borrowings	1,574	1,574
Long-term debt	9,558	9,921
(a)	Excludes $46 of residential mortgage loans measured at fair value on a recurring basis.

December 31, 2009 ($ in millions)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,318	2,318
Other securities	893	893
Held-to-maturity securities	355	355
Other short-term investments	3,369	3,369
Loans held for sale	543	543
Portfolio loans and leases, net (a)	73,004	68,748
Financial liabilities:
Deposits	84,305	84,544
Federal funds purchased	182	182
Other short-term borrowings	1,415	1,415
Long-term debt	10,507	9,899
(a)	Excludes $26 of residential mortgage loans measured at fair value on a recurring basis.

122	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and due from banks, other securities, other short-term investments, deposits, federal funds purchased and other short-term borrowings

For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, FHLB and FRB restricted stock, other short-term investments, certain deposits (demand, interest checking, savings, money market and foreign office deposits), and federal funds purchased. Fair values for other time deposits, certificates of deposit $100,000 and over and other short-term borrowings were estimated using a discounted cash flow calculation that applied prevailing LIBOR/swap interest rates for the same maturities.

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

Fifth Third Bancorp	123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29. CERTAIN REGULATORY REQUIREMENTS AND CAPITAL RATIOS

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

The Bancorp’s subsidiary banks must maintain cash reserve balances when total reservable deposit liabilities are greater than the regulatory exemption. These reserve requirements may be satisfied with vault cash and noninterest-bearing cash balances on deposit with the FRB. In 2010 and 2009, the subsidiary banks were required to maintain average cash reserve balances of $547 million and $439 million, respectively.

The FRB adopted guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act of 1956, as amended. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items, as well as define and set minimum regulatory capital requirements. All bank holding companies are required to maintain core capital (Tier I) of at least four percent of risk-weighted assets (Tier I capital ratio), total capital of at least eight percent of risk-weighted assets. (Total risk-based capital ratio) and Tier I capital of at least three percent of adjusted quarterly average assets (Tier I leverage ratio). Failure to meet the minimum capital requirements can initiate certain actions by regulators that could have a direct material effect on the Consolidated Financial Statements of the Bancorp.

Tier I capital consists principally of shareholders’ equity including Tier I qualifying trust preferred securities. It excludes unrealized gains and losses on available-for-sale securities and unrecognized pension actuarial gains and losses and prior service cost, goodwill and certain other intangibles. Current provisions of the recently enacted Dodd-Frank Act will phase out the inclusion of certain trust preferred securities as a component of Tier I capital beginning January 1, 2013. Under these provisions, these trust preferred securities would qualify as a component of Tier II capital. At December 31, 2010, the Bancorp’s Tier I capital included $2.8 billion of trust preferred securities.

Tier II capital consists principally of perpetual and trust preferred stock that is not eligible to be included as Tier I capital, term subordinated debt, intermediate-term preferred stock and, subject to limitations, allowances for loan and lease losses.

Assets and credit equivalent amounts of off-balance-sheet items are assigned to one of several broad risk categories, according to the obligor, guarantor or nature of collateral. The aggregate dollar value of the amount of each category is multiplied by the associated risk weighting of that category. The resulting weighted values from each of the risk categories in sum is the total risk-weighted assets. Quarterly average assets for this purpose do not include goodwill and any other intangible assets and other investments that the FRB determines should be deducted from Tier I capital.

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

On September 30, 2009 the Bancorp merged its Fifth Third Bank (Michigan) and Fifth Third Bank N.A. charters into the Fifth Third Bank (Ohio) charter. As a result, regulatory capital requirements are only applicable to the Bancorp and its subsidiary bank, Fifth Third Bank (Ohio) as of December 31, 2010 and 2009. The Bancorp and its subsidiary bank had Tier I, Total risk-based capital and Tier I leverage ratios above the well-capitalized levels at December 31, 2010 and 2009. As of December 31, 2010, the most recent notification from the FRB categorized the Bancorp and its subsidiary bank as well-capitalized under the regulatory framework for prompt corrective action. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s subsidiary banks must, among other things, maintain “well-capitalized” capital ratios.

The following table presents capital and risk-based capital and leverage ratios for the Bancorp and its subsidiary bank at December 31:

	2010		2009
($ in millions)	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets): (a)
Fifth Third Bancorp (Consolidated)	$18,173	18.14%	$17,648	17.48%
Fifth Third Bank	14,931	15.17	15,663	15.56
Tier I capital (to risk-weighted assets):
Fifth Third Bancorp (Consolidated)	13,965	13.94	13,428	13.30
Fifth Third Bank	12,976	13.18	13,574	13.49
Tier I leverage (to average assets):
Fifth Third Bancorp (Consolidated)	13,965	12.79	13,428	12.34
Fifth Third Bank	12,976	12.08	13,574	12.69
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

124	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30. PARENT COMPANY FINANCIAL STATEMENTS

($ in millions)
Condensed Statements of Income (Parent Company Only)
For the years ended December 31	2010	2009	2008
Income
Interest on loans to subsidiaries	$33	39	80
Expenses
Interest	188	222	293
Goodwill impairment	-	-	57
Other	26	20	24
Total expenses	214	242	374
Loss Before Income Taxes and Change in Undistributed Earnings of Subsidiaries	(181)	(203)	(294)
Applicable income tax benefit	64	71	84
Loss Before Change in Undistributed Earnings of Subsidiaries	(117)	(132)	(210)
Undistributed earnings (loss) of subsidiaries	870	869	(1,903)
Net Income (Loss)	$753	737	(2,113)
Condensed Balance Sheets (Parent Company Only)
As of December 31		2010	2009
Assets
Cash		$60	2
Short-term investments		2,953	2,350
Loans to subsidiaries		1,521	1,360
Investment in subsidiaries		15,622	16,105
Goodwill		80	80
Other assets		545	381
Total Assets		$20,781	20,278
Liabilities
Other short-term borrowings		$414	280
Accrued expenses and other liabilities		356	695
Long-term debt		5,960	5,806
Total Liabilities		6,730	6,781
Shareholders’ Equity		14,051	13,497
Total Liabilities and Shareholders’ Equity		$20,781	20,278

($ in millions)
Condensed Statements of Cash Flows (Parent Company Only)
For the years ended December 31	2010	2009	2008
Operating Activities
Net income (loss)	$753	737	(2,113)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	(2)	2	11
Goodwill impairment	-	-	57
Dividend from subsidiary	1,400	-	-
Undistributed earnings of subsidiaries	(870)	(869)	1,903
Net change in:
Other assets	(6)	83	(85)
Accrued expenses and other liabilities	(339)	591	40
Other, net	(11)	(6)	(5)
Net Cash Provided by (Used in) Operating Activities	925	538	(192)
Investing Activities
Capital contribution to subsidiaries	-	(1,600)	(2,000)
Net cash paid in business combinations	-	-	(328)
Net change in:
Other short-term investments	(603)	1,158	(2,423)
Loans to subsidiaries	(161)	(117)	(42)
Net Cash Used in Investing Activities	(764)	(559)	(4,793)
Financing Activities
Net change in other short-term borrowings	134	(503)	763
Proceeds from issuance of long-term debt	-	-	2,126
Repayment of long-term debt	-	(31)	(1,714)
Dividends paid on common shares	(32)	(27)	(639)
Dividends paid on preferred shares	(205)	(220)	(48)
Issuance of preferred shares, series F, G	-	-	4,480
Issuance of common shares	-	987	-
Exercise of stock-based awards	-	-	4
Exchange of preferred shares, Series G	-	(269)	-
Dividends on exchange of preferred shares, Series G	-	35	-
Retirement of preferred shares, series D, E	-	-	(9)
Dividends on redemption of preferred shares, series D, E	-	-	(19)
Other, net	-	(10)	(13)
Net Cash (Used in) Provided by Financing Activities	(103)	(38)	4,931
Net Increase (Decrease) in Cash	58	(59)	(54)
Cash at Beginning of Year	2	61	115
Cash at End of Year	$60	2	61

Fifth Third Bancorp	125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31. BUSINESS SEGMENTS

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

126	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results of operations and average assets by segment for each of the three years ended December 31 are:

2010 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations	Total
Net interest income (a)	$1,545	1,501	418	138	20	-	3,622
Provision for loan and lease losses	1,159	542	582	44	(789)	-	1,538
Net interest income (loss) after provision for loan and lease losses	386	959	(164)	94	809	-	2,084
Noninterest income:
Mortgage banking net revenue	-	27	619	2	(1)	-	647
Service charges on deposits	199	369	1	6	(1)	-	574
Corporate banking revenue	346	15	-	3	-	-	364
Investment advisory revenue	15	106	-	346	-	(106)(b)	361
Card and processing revenue	33	303	(5)	1	(16)	-	316
Other noninterest income	42	73	33	(2)	260	-	406
Securities gains (losses), net	-	-	14	-	47	-	61
Total noninterest income	635	893	662	356	289	(106)	2,729
Noninterest expense:
Salaries, wages and incentives	215	433	168	131	483	-	1,430
Employee benefits	39	119	32	25	99	-	314
Net occupancy expense	16	174	7	9	92	-	298
Technology and communications	14	16	2	2	155	-	189
Equipment expense	2	49	1	1	69	-	122
Card and processing expense	2	102	4	-	-	-	108
Other noninterest expense	702	648	345	237	(432)	(106)	1,394
Total noninterest expense	990	1,541	559	405	466	(106)	3,855
Income before income taxes	31	311	(61)	45	632	-	958
Applicable income tax (benefit) expense (a)	(134)	110	(21)	16	234	-	205
Net income (loss)	165	201	(40)	29	398	-	753
Less: Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-
Net income (loss) attributable to Bancorp	165	201	(40)	29	398	-	753
Dividends on preferred stock	-	-	-	-	250	-	250
Net income (loss) available to common shareholders	165	201	(40)	29	148	-	503
Average assets	$43,316	49,066	22,260	6,461	(8,669)	-	112,434
(a)	Includes FTE adjustments of $18.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income

2009 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations	Total
Net interest income (a)	$1,383	1,559	494	157	(220)	-	3,373
Provision for loan and lease losses	1,360	585	574	57	967	-	3,543
Net interest income (loss) after provision for loan and lease losses	23	974	(80)	100	(1,187)	-	(170)
Noninterest income:
Mortgage banking net revenue	-	26	526	1	-	-	553
Service charges on deposits	196	428	-	8	-	-	632
Corporate banking revenue	353	10	-	11	(2)	-	372
Investment advisory revenue	11	84	-	315	(1)	(83)(b)	326
Card and processing revenue	28	264	4	1	357	(39)(c)	615
Gain on sale of Processing Business	-	-	-	-	1,758	-	1,758
Other noninterest income	20	86	40	-	333	-	479
Securities gains (losses), net	1	-	57	-	(11)	-	47
Total noninterest income	609	898	627	336	2,434	(122)	4,782
Noninterest expense:
Salaries, wages and incentives	186	396	160	117	480	-	1,339
Employee benefits	35	106	27	23	120	-	311
Net occupancy expense	17	169	7	10	105	-	308
Technology and communications	6	16	2	2	155	-	181
Equipment expense	3	48	1	1	70	-	123
Card and processing expense	1	68	2	-	122	-	193
Other noninterest expense	741	569	312	201	(330)	(122)	1,371
Total noninterest expense	989	1,372	511	354	722	(122)	3,826
Income (loss) before income taxes	(357)	500	36	82	525	-	786
Applicable income tax (benefit) expense (a)	(237)	176	13	29	68	-	49
Net income (loss)	(120)	324	23	53	457	-	737
Dividends on preferred stock	-	-	-	-	226	-	226
Net income (loss) available to common shareholders	(120)	324	23	53	231	-	511
Average assets	$46,082	50,019	22,623	5,679	(9,547)	-	114,856
(a)	Includes FTE adjustments of $19.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income
(c)	Card and processing revenues provided to the banking segments are eliminated in the Consolidated Statements of Income.

Fifth Third Bancorp	127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2008 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations	Total
Net interest income (a)	$1,567	1,714	481	191	(417)	-	3,536
Provision for loan and lease losses	1,864	352	441	49	1,854	-	4,560
Net interest income (loss) after provision for loan and lease losses	(297)	1,362	40	142	(2,271)	-	(1,024)
Noninterest income:
Mortgage banking net revenue	-	13	184	1	1	-	199
Service charges on deposits	186	447	-	9	(1)	-	641
Corporate banking revenue	401	12	-	18	-	-	431
Investment advisory revenue	18	84	-	354	(6)	(84)(b)	366
Card and processing revenue	26	246	3	2	701	(66)(c)	912
Other noninterest income	47	105	40	2	169	-	363
Securities gains (losses), net	-	-	124	-	(90)	-	34
Total noninterest income	678	907	351	386	774	(150)	2,946
Noninterest expense:
Salaries, wages and incentives	208	409	111	133	476	-	1,337
Employee benefits	35	108	26	26	83	-	278
Net occupancy expense	17	159	8	10	106	-	300
Technology and communications	7	16	2	2	164	-	191
Equipment expense	4	44	1	1	80	-	130
Card and processing expense	1	45	6	-	222	-	274
Goodwill impairment	750	-	215	-	-	-	965
Other noninterest expense	646	512	251	204	(374)	(150)	1,089
Total noninterest expense	1,668	1,293	620	376	757	(150)	4,564
Income (loss) before income taxes	(1,287)	976	(229)	152	(2,254)	-	(2,642)
Applicable income tax expense (benefit) (a)	(554)	344	(81)	54	(292)	-	(529)
Net income (loss)	(733)	632	(148)	98	(1,962)	-	(2,113)
Dividends on preferred stock	-	-	-	-	67	-	67
Net income (loss) available to common shareholders	(733)	632	(148)	98	(2,029)	-	(2,180)
Average assets	$47,834	46,182	23,294	5,496	(8,510)	-	114,296
(a)	Includes FTE adjustments of $22.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.
(c)	Card and processing revenues provided to the banking segments are eliminated in the Consolidated Statements of Income.

32. SUBSEQUENT EVENTS

Common stock and senior notes offerings

On January 25, 2011, the Bancorp raised $1.7 billion in new common equity through the issuance of 121,428,572 shares of common stock in an underwriting offering with an initial price of $14.00 per share. On January 24, 2011, the underwriters exercised their option to purchase an additional 12,142,857 shares at the offering price of $14.00 per share. In connection with this exercise, the Bancorp entered into a forward sale agreement which resulted in a final net payment of 959,821 shares on February 4, 2011.

On January 25, 2011, the Bancorp issued $1.0 billion of senior notes to third party investors, and entered into a Supplemental Indenture dated January 25, 2011 with Wilmington Trust Company, as Trustee, which modifies the existing Indenture for Senior Debt Securities dated April 30, 2008 between the Bancorp and the Trustee. The Supplemental Indenture and the Indenture define the rights of the Senior Notes, which Senior Notes are represented by Global Securities dated as of January 25, 2011. The senior notes bear a fixed rate of interest of 3.625% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amount of the notes will be due upon maturity on January 25, 2016. The notes will not be subject to the redemption at the Bancorp’s option at any time prior to maturity.

Repurchase of outstanding TARP preferred stock

As further discussed in Note 24, on December 31, 2008, the Bancorp issued $3.4 billion of Fixed Rate Cumulative Perpetual Preferred Stock, Series F, and related warrants to the U.S. Treasury under the U.S. Treasury’s CPP.

On February 2, 2011, the Bancorp redeemed all 136,320 shares of its Series F Preferred Stock held by the U.S. Treasury. The net proceeds from the Bancorp’s previously discussed common stock and senior notes offerings and other funds were used to redeem the $3.4 billion of Series F Preferred Stock.

In connection with the redemption of the Series F Preferred Stock, the Bancorp accelerated the accretion of the remaining issuance discount on the Series F Preferred Stock and recorded a corresponding reduction in retained earnings of $153 million. This resulted in a one-time, noncash reduction in net income available to common shareholders and related basic and diluted earnings per share. This transaction will be reflected in the Bancorp’s Consolidated Financial Statements for the quarter ended March 31, 2011.

Dividends of $15 million were paid on February 2, 2011 when the Series F Preferred Stock was redeemed. The Bancorp notified the U.S. Treasury on February 17, 2011, of its intention to negotiate for the purchase of the warrants issued to the U.S. Treasury in connection with the CPP preferred stock investment.

128	Fifth Third Bancorp

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 001-33653

Incorporated in the State of Ohio

I.R.S. Employer Identification No. 31-0854434

Address: 38 Fountain Square

Plaza Cincinnati, Ohio 45263

Telephone: (800) 972-3030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, Without Par Value	The NASDAQ Stock Market LLC
8.5% Non-Cumulative Series G Convertible Perpetual Preferred Stock	The NASDAQ Stock Market LLC
7.25% Trust Preferred Securities of Fifth Third Capital Trust V	New York Stock Exchange
7.25% Trust Preferred Securities of Fifth Third Capital Trust VI	New York Stock Exchange
8.875% Trust Preferred Securities of Fifth Third Capital Trust VII	New York Stock Exchange

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

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒

There were 917,759,578 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2011. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $8,520,556,333 as of June 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (SEC) with respect to annual reports on Form 10-K and annual reports to shareholders. The Bancorp’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.

Only those sections of this 2010 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the Registrant’s Form 10-K for the year ended December 31, 2010. No other information contained in this 2010 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the Registrant’s Form 10-K.

10-K Cross Reference Index

PART I
Item 1.	Business	16-18, 130-135
	Employees	33
	Segment Information	35-40, 126-128
	Average Balance Sheets	30
	Analysis of Net Interest Income and Net Interest Income Changes	29-31
	Investment Securities Portfolio	44-45, 79-80
	Loan and Lease Portfolio	43-44, 81
	Risk Elements of Loan and Lease Portfolio	49-57
	Deposits	46
	Return on Equity and Assets	15
	Short-term Borrowings	47, 98
Item 1A.	Risk Factors	23-28
Item 1B.	Unresolved Staff Comments	None
Item 2.	Properties	136
Item 3.	Legal Proceedings	104
Item 4.	(Removed and Reserved)	None
	Executive Officers of the Bancorp	136
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	137
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-47, 63-65
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48-62
Item 8.	Financial Statements and Supplementary Data	68-128
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A.	Controls and Procedures	66
Item 9B.	Other Information	None
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	139
Item 11.	Executive Compensation	139
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	112-115, 139
Item 13.	Certain Relationships and Related Transactions, and Director Independence	139
Item 14.	Principal Accounting Fees and Services	139
PART IV
Item 15.	Exhibits, Financial Statement Schedules	139-143
SIGNATURES		144

Fifth Third Bancorp	129

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

General Information

Fifth Third Bancorp, an Ohio corporation organized in 1975, is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is registered as such with the Board of Governors of the Federal Reserve System (the “FRB”). The Bancorp’s principal office is located in Cincinnati, Ohio.

The Bancorp’s subsidiaries provide a wide range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and leases. Fifth Third Bank has deposit insurance provided by the Federal Deposit Insurance Corporation (FDIC) through the Deposit Insurance Fund. Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of subsidiaries of the Bancorp as of December 31, 2010.

The Bancorp derives the majority of its revenues from the U.S. Revenue from foreign countries and external customers domiciled in foreign countries is immaterial to the Bancorp’s Consolidated Financial Statements.

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

Additional information regarding acquisitions is included in Note 3 of the Notes to Consolidated Financial Statements.

Regulation and Supervision

In addition to the generally applicable state and federal laws governing businesses and employers, the Bancorp and its subsidiary bank are subject to extensive regulation by federal and state laws and regulations applicable to financial

130	Fifth Third Bancorp

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

The Bancorp is subject to regulation and supervision by the FRB and the Ohio Division of Financial Institutions (the “Division”). The Bancorp is required to file various reports with, and is subject to examination by, the FRB and the Division. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations there under, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Applicable state and federal law also grant the FRB and the Division the authority to impose additional requirements and restrictions on the activities of the Bancorp and its subsidiary bank and, in some situations, the imposition of such additional requirements and restrictions will not be publicly available information.

The BHCA requires the prior approval of the FRB, for a bank holding company to acquire substantially all the assets of a bank or to acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, bank holding company or savings association, or to increase any such non-majority ownership or control of any bank, bank holding company or savings association, or to merge or consolidate with any bank holding company.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes bank holding companies to acquire banks located in any state, subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate bank holding company and bank mergers and to a lesser extent, interstate branching.

    The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits a qualifying bank holding company to become a financial holding company (“FHC”) and thereby to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company under the BHCA. Permitted activities for a FHC include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complementary” to financial activities. In addition, a FHC is allowed to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB. A bank holding company may elect to become a FHC if each of its subsidiary banks is well capitalized, is well managed and has at least a “Satisfactory” rating under the Community

Reinvestment Act (“CRA”). Dodd-Frank also extended the well capitalized and well managed requirement to the bank holding company. In 2000, the Bancorp elected and qualified for FHC status under the GLBA. To maintain FHC status, a holding company must continue to meet certain requirements. The failure to meet such requirements could result in restrictions on the activities of the FHC or loss of FHC status. If restrictions are imposed on the activities of an FHC, such information may not necessarily be available to the public.

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

The Bancorp’s subsidiary bank is subject to extensive federal and state regulation and examination by the Division, the FRB, and the FDIC, which insures the deposits of the Bancorp’s subsidiary bank to the maximum extent permitted by law. The federal and state laws and regulations that are applicable to banks regulate, among other matters, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, amount of and collateral for certain loans, and the amount of interest that may be charged on loans. Various federal and state consumer laws and regulations also affect the operations of banks.

In 2006, the Federal Deposit Insurance Reform Act of 2005 was signed into law (“FDIRA”). Pursuant to the FDIRA, the Bank Insurance Fund and Savings Association Fund were merged to create the Deposit Insurance Fund (the “DIF”). The FDIC was granted broader authority in adjusting deposit insurance premium rates and more flexibility in establishing the designated reserve ratio.

    As contemplated by the Dodd-Frank Act the FDIC has revised the framework by which insured depository institutions with more than $10 billion in assets (“large IDIs”) are assessed for purposes of payments to the DIF. The final rule implementing revisions to the assessment system was released on February 7, 2011, and will take effect for the quarter beginning April 1, 2011.

Fifth Third Bancorp	131

Prior to the passage of the Dodd-Frank Act, a large IDI’s DIF premiums principally were based on the size of an IDI’s domestic deposit base. Section 331(b) of Dodd-Frank changed the assessment base from an IDI’s domestic deposit base to its total assets. In addition to potentially greatly increasing the size of a large IDI’s assessment base, the expansion of the assessment base affords the FDIC much greater flexibility to vary its assessment system based upon the different asset classes that large IDIs normally hold on their balance sheets.

To implement this provision, the FDIC created an assessment scheme vastly different from the deposit-based system. Under the new system, large IDIs will be assessed under a complex “scorecard” methodology that seeks to capture both the probability that an individual large IDI will fail and the magnitude of the impact on the DIF if such a failure occurs.

Sections 23A and 23B of the Federal Reserve Act, restrict transactions between a bank and an affiliated company, including a parent bank holding company. The Bancorp’s subsidiary bank is subject to certain restrictions on loans to affiliated companies, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on their behalf. Among other things, these restrictions limit the amount of such transactions, require collateral in prescribed amounts for extensions of credit, prohibit the purchase of low quality assets and require that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliates. Generally, the Bancorp’s subsidiary bank is limited in its extension of credit to any affiliate to 10% of the subsidiary bank’s capital and its extension of credit to all affiliates to 20% of the subsidiary bank’s capital.

The CRA generally requires insured depository institutions to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of these communities. Furthermore, the CRA requires the FRB to evaluate the performance of each of the subsidiary banks in helping to meet the credit needs of their communities. As a part of the CRA program, the subsidiary banks are subject to periodic examinations by the FRB, and must maintain comprehensive records of their CRA activities for this purpose. During these examinations, the FRB rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities permitted as a financial holding company under the GLBA and acquiring other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. Fifth Third Bank received a “Satisfactory” CRA rating in its most recent CRA examination.

    The FRB has established capital guidelines for bank holding companies and FHCs. The FRB, the Division and the FDIC have also issued regulations establishing capital requirements for banks. Failure to meet capital requirements could subject the Bancorp and its subsidiary bank to a variety of restrictions and enforcement actions. In addition, as discussed previously, the Bancorp’s subsidiary bank must remain well capitalized and well managed for the Bancorp to retain its status as a FHC. In addition, as of the Dodd-Frank Act “transfer date” (currently anticipated to be July 21, 2011), the Bancorp also must be well capitalized and well managed to retain its financial holding company status.

Historically, the minimum risk-based capital requirements adopted by the federal banking agencies typically followed the Capital Accord of the Basel Committee on Banking Supervision. On December 16, 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) issued the final text of a comprehensive update of the 2004 Basel II Accord (“Basel III”). On January 13, 2011, the Basel Committee issued an Annex to Basel III containing the final elements of reform to the definition of regulatory capital. Basel III aims to reform the international financial system by instituting significantly higher global capital requirements and new liquidity and leverage standards. Basel III is not itself binding, but rather must be adopted into United States law or regulation before affecting banks supervised in the United States. Moreover, if adopted in the United States Basil III likely would not become effective until 2013, and its provision would be subject to a multi-year transition period.

Basel III significantly revises the definitions of regulatory capital, establishing separate capital requirements for common equity Tier 1 Capital (a new regulatory metric), Tier 1 Capital, consisting of the sum of Tier 1 Common Equity and Additional Tier 1 Capital, and Total Capital, consisting of the sum of Tier 1 Common Equity, Additional Tier 1 and Tier 2 Capital. Basel III, if implemented, ultimately would require banks to maintain a minimum Tier 1 Common Equity Capital ratio of 4.5%, a minimum Tier 1 Capital ratio of 6%, and a minimum Total Capital ratio of 8%. Among other significant reforms to the definition of regulatory capital, Basel III disqualifies certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status. (Dodd-Frank also disqualifies trust-preferred and similar instruments over a three year period beginning in 2013.) In addition to higher minimum capital standards, Basel III also institutes new capital conservation and countercyclical buffers that could, if fully implemented, create significant incentive for banks to maintain up to an additional 5% above the minimum capital requirements.

Basel III also introduces two measures of liquidity based on risk exposure, one based on a 30-day time horizon under an acute liquidity stress scenario and one designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon.

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

    The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the subsidiary bank’s policies and procedures. The Bancorp’s subsidiary bank has

132	Fifth Third Bancorp

implemented a privacy policy. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Bancorp and its subsidiaries, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Bancorp’s Board has approved policies and procedures that are believed to be compliant with the Patriot Act.

Certain mutual fund and unit investment trust custody and administrative clients are regulated as “investment companies” as that term is defined under the Investment Company Act of 1940, as amended (the “ICA), and are subject to various examination and reporting requirements. The provisions of the ICA and the regulations promulgated there under prescribe the type of institution that may act as a custodian of investment company assets, as well as the manner in which a custodian administers the assets in its custody. As a custodian for a number of investment company clients, these regulations require, among other things, that certain minimum aggregate capital, surplus and undivided profit levels are maintained by the Bancorp’s subsidiary bank, and also require the Bancorp to manage and retain certain information about investment company clients pursuant to specific ICA requirements that are in addition to the Bancorp’s management and retention responsibilities under other applicable federal and state laws. Additionally, our arrangements with clearing agencies or other securities depositories must meet ICA requirements for segregation of assets, identification of assets and client approval. New legislation or regulatory requirements could have a significant impact on the information reporting requirements applicable to the Bancorp and may in the short term adversely affect the Bancorp’s ability to service investment company clients at a reasonable cost.

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

Emergency Economic Stabilization

On October 3, 2008, in response to the stresses experienced in the financial markets, the Emergency Economic Stabilization Act (“EESA”) was enacted. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability.

Capital Purchase Program

Pursuant to its authority under EESA, Treasury created the TARP Capital Purchase Program (“CPP”) under which the Treasury Department was authorized to invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions could issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

In connection with the issuance of the senior preferred, participating institutions were required to issue to Treasury immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred.

On December 31, 2008, the Bancorp entered into a Letter Agreement (including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, the “Purchase Agreement) with Treasury pursuant to which the Company issued and sold to Treasury for an aggregate purchase price of approximately $3.4 billion in cash: (i) 136,320 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series F, having a liquidation preference of $25,000 per share (the “Series F Preferred Stock), and (ii) a ten-year warrant to purchase up to 43,617,747 shares of the Company’s common stock, no par value per share, at an initial exercise price of $11.72 per share.

In the Purchase Agreement, the Bancorp agreed that, until such time as Treasury ceases to own any debt or equity securities of the Bancorp acquired pursuant to the Purchase Agreement, the Bancorp would take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of EESA as implemented by any guidance or regulation under the EESA that had been issued and was in effect as of the date of issuance of the Series F Preferred Stock and the Warrant, and agreed to not adopt any benefit plans with respect to, or which covers, its senior executive officers that do not comply with the EESA.

On February 2, 2011 the Bancorp repurchased the Series F Preferred Stock issued to the Treasury pursuant to TARP. The Bancorp notified the U.S. Treasury on February 17, 2011, of its intention to negotiate for the purchase of the warrants issued to the U.S. Treasury.

Supervisory Capital Assessment Program

On February 10, 2009, the U.S. Treasury announced a new financial stability plan (the “Financial Stability Plan”), which built upon existing programs and earmarked the second $350 billion of unused funds originally authorized under EESA. Pursuant to the CAP, the Bancorp, along with the other domestic bank holding companies with assets of more than $100 billion at December 31, 2008, was subject to a forward-looking stress test called the Supervisory Capital Assessment

Fifth Third Bancorp	133

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

Regulatory Reform

On July 21, 2010 President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act is aimed, in part, at accountability and transparency in the financial system and includes a numerous provisions that apply to and/or could impact the Bancorp and its subsidiary bank. Some of the provisions of the Dodd-Frank Act are set forth below.

Financial Stability Oversight Council

The Dodd-Frank Act creates the Financial Stability Oversight Council, which is chaired by the Secretary of the Treasury and composed of expertise from various financial services regulators. The Financial Stability Oversight Council has responsibility for identifying risks and responding to emerging threats to financial stability.

Executive Compensation

The Dodd-Frank Act provides for a say on pay for shareholders of all public companies. Under the Dodd-Frank Act, each company must give its shareholders the opportunity to vote on the compensation of its executives at least once every three years. The Dodd-Frank Act also adds disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions.

    The Dodd-Frank Act requires the SEC to issue rules directing the stock exchanges to prohibit listing classes of equity securities if a company’s compensation committee members are not independent. The Dodd-Frank Act also provides that a company’s compensation committee may only select a compensation consultant, legal counsel or other advisor after taking into consideration factors to be identified by the SEC that affect the independence of a compensation consultant, legal counsel or other advisor.

The SEC is required under the Dodd-Frank Act to issue rules obligating companies to disclose in proxy materials for annual meetings of shareholders information that shows the relationship between executive compensation actually paid to their named executive officers and their financial performance, taking into account any change in the value of the shares of a company’s stock and dividends or distributions.

The Dodd-Frank Act provides that the SEC must issue rules directing the stock exchanges to prohibit listing any security of a company unless the company develops and implements a policy providing for disclosure of the policy of the company on incentive-based compensation that is based on financial information required to be reported under the securities laws and that, in the event the company is required to prepare an accounting restatement due to the material noncompliance of the company with any financial reporting requirement under the securities laws, the company will recover from any current or former executive officer of the company who received incentive-based compensation during the three-years period preceding the date on which the company is required to prepare the restatement based on the erroneous data, any exceptional compensation above what would have been paid under the restatement.

The Dodd-Frank Act requires the SEC, by rule, to require that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member.

Corporate Governance

The Dodd-Frank Act clarifies that the SEC may, but is not required to promulgate rules that would require that a company’s proxy materials include a nominee for the board of directors submitted by a shareholder.

The Dodd-Frank Act requires stock exchanges to have rules prohibiting their members from voting securities that they do not beneficially own (unless they have received voting instructions from the beneficial owner) with respect to the election of a member of the board of directors (other than an uncontested election of directors of an investment company registered under the Investment Company Act of 1940), executive compensation or any other significant matter, as determined by the SEC by rule.

Additionally, the Dodd-Frank Act includes a number of provisions that are targeted at improving the reliability of credit ratings. The SEC has been charged with adopting various rules in this regard.

Consumer Issues

The Dodd-Frank Act creates a new Bureau of Consumer Financial Protection, which will be housed within the Federal Reserve System but which will be independent. The Bureau of Consumer Financial Protection will have the authority to implement regulations pursuant to numerous consumer protection laws and will have supervisory authority, including the power to conduct examination and take enforcement actions, with respect to depository institutions with more than $10 billion in consolidated assets. The Bureau of Consumer Financial Protection will also have new authority, among

134	Fifth Third Bancorp

other things, to declare acts “unfair, deceptive or abusive” and to require certain consumer disclosures.

Debit Card Interchange Fees

The Dodd-Frank Act provides for a set of new rules requiring that interchange transaction fees for electric debit transactions be “reasonable” and proportional to certain costs associated with processing the transactions. The FRB is given authority to establish standards for assessing whether interchange fees are reasonable and proportional.

FDIC Matters

The Dodd-Frank Act creates an orderly liquidation process that the FDIC can employ for failing financial companies that are not insured depository institutions. The Dodd-Frank Act gives the FDIC new authority to create a widely available emergency financial stabilization program to guarantee the obligations of solvent depository institutions and their holding companies and affiliates during times of severe economic stress. Additionally Dodd-Frank also codifies many of the temporary changes that had already been implemented, such as permanently increasing the amount of deposit insurance to $250,000.

Volker Rule

In the “Volker Rule,” the Dodd-Frank Act sets forth new restrictions on banking organizations’ ability to engage in proprietary trading and sponsorship of or investment in private equity and hedge funds. The Volker Rule also generally prohibits any banking entity from sponsoring or acquiring any ownership interest in a private equity or hedge fund. The Volker Rule, however, contains a number of exceptions. The Volker Rule permits transactions in the securities of the U.S. government and its agencies, certain government-sponsored enterprises and states and their political subdivisions, as well as certain investments in small business investment companies. Transactions on behalf of customers and in connection with certain underwriting and market making activities, as well as risk-mitigating hedging activities and certain foreign banking activities are also permitted. Dodd-Frank also defines certain parameters with respect to a permissible de minimis investment in a private equity or hedge fund that the banking entity organizes and offers. In addition to the general prohibition on sponsorship and investment, the Volker Rule contains a second set of requirements applicable to any private equity or hedge fund that is sponsored by the banking entity or for which it serves as investment manager or investment advisor.

Derivatives

The Dodd-Frank Act sets forth a new regulatory system for the U.S. market for swaps and other over-the-counter derivatives. Under this new regime, all derivatives transactions and all entities that enter into them could be subject to potential regulations, and the goal of the regulatory framework is to promote the stability of the entire financial system and further transparency and competition in the derivatives market.

Interstate Bank Branching

The Dodd-Frank Act includes provisions permitting national and insured state banks to engage in de novo interstate branching if, under the laws of the state where the new branch is to be established, as state bank chartered in that state would be permitted to establish a branch.

Capital

The Dodd-Frank Act instructs the FRB to seek to make capital requirements applicable to bank holding companies countercyclical, with a higher level required in times of economic expansion and lower level needed in times of economic contraction.

Systemically Significant Companies

The Dodd-Frank Act creates a new regulatory regime for entities that are deemed to be “systemically significant financial companies.” The Dodd-Frank Act sets a $50 billion consolidated asset floor for a bank holding company to be subject to the heightened oversight and regulation, although the FRB can adjust those amounts upward for some of the heightened standards under certain circumstances. Dodd-Frank establishes a broad framework for identifying, applying heightened supervision and regulation to, and (as necessary) limiting the size and activities of systemically significant financial companies. Under the Dodd-Frank Act, a new regime for the orderly liquidation of financial companies whose failure would pose systemic risk is also created.

Fifth Third Bancorp	135

ITEM 2. PROPERTIES

The Bancorp’s executive offices and the main office of Fifth Third Bank are located on Fountain Square Plaza in downtown Cincinnati, Ohio in a 32-story office tower, a five-story office building with an attached parking garage and a separate ten-story office building known as the Fifth Third Center, the William S. Rowe Building and the 530 Building, respectively. The Bancorp’s main operations center is located in Cincinnati, Ohio, in a three-story building with an attached parking garage known as the Madisonville Operations Center. The Bank owns 100% of these buildings.

At December 31, 2010, the Bancorp, through its banking and non-banking subsidiaries, operated 1,312 banking centers, of which 904 were owned, 277 were leased and 131 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, North Carolina, West Virginia, Pennsylvania, Missouri, and Georgia. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

EXECUTIVE OFFICERS OF THE BANCORP

Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 28, 2011 are listed below along with their business experience during the past 5 years:

Kevin T. Kabat, 54. President and Chief Executive Officer of the Bancorp since June 2006 and April 2007, respectively. Previously, Mr. Kabat was Chairman from June 2008 to June 2010. Previously, Mr. Kabat was Executive Vice President of the Bancorp since December 2003.

Greg D. Carmichael, 49. Executive Vice President and Chief Operating Officer of the Bancorp since June 2006. Prior to that, Mr. Carmichael was the Executive Vice President and Chief Information Officer of the Bancorp since June 2003

Mark D. Hazel, 45. Senior Vice President and Controller of the Bancorp since February 2010. Prior to that, Mr. Hazel was the Assistant Controller of the Bancorp since 2006 and was the Controller of Nonbank entities since 2003.

James R. Hubbard, 52. Senior Vice President and Chief Legal Officer of the Bancorp since February 2010. Prior to that, Mr. Hubbard was the Senior Vice President and Director of Legal Services since June 2001.

Gregory L. Kosch, 51. Executive Vice President of the Bancorp since June 2005. Previously, Mr. Kosch was Senior Vice President and head of the Bancorp’s Commercial Division in the Chicago affiliate since June 2002.

Bruce K. Lee, 50. Executive Vice President of the Bancorp since June 2005. Previously, Mr. Lee was President and CEO of Fifth Third Bank (Northwestern Ohio) since July 2002.

Daniel T. Poston, 52. Executive Vice President of the Bancorp since June 2003, and Chief Financial Officer of the Bancorp since September 2009. Previously, Mr. Poston was the Controller of the Bancorp from July 2007 to May 2008 and from November 2008 to September 2009. Previously, Mr. Poston was the Chief Financial Officer of the Bancorp from May 2008 to November 2008. Formerly, Mr. Poston was the Auditor of the Bancorp since October 2001 and was Senior Vice President of the Bancorp and Fifth Third Bank since January 2002.

Paul L. Reynolds, 49. Executive Vice President, Secretary and Chief Administrative Officer of the Bancorp since September 2009. Previously, Mr. Reynolds was Executive Vice President, Secretary and General Counsel since 2002. Prior to that he was Executive Vice President, General Counsel and Assistant Secretary since 1999.

Joseph R. Robinson, 43. Executive Vice President and Chief Information Officer and Director of Information Technology and Operations of the Bancorp since September 2009. Previously, Mr. Robinson was Executive Vice President and Chief Information Officer of the Bancorp since April 2008. Prior to that, he was Senior Vice President and Director of Central Operations since November 2006 and Senior Vice President of IT Enterprise Solutions since March 2004.

Mahesh Sankaran, 48. Senior Vice President and Treasurer of the Bancorp since June 2006. Previously, Mr. Sankaran was Treasurer for Huntington Bancshares Incorporated since February 2005.

Robert A. Sullivan, 55. Senior Executive Vice President of the Bancorp since December 2002.

Teresa J. Tanner, 42. Executive Vice President and Chief Human Resources Officer of the Bancorp since February 2010. Previously, Ms. Tanner was Senior Vice President and Director of Enterprise Learning since September 2008. Prior to that, she was Human Resources Senior Vice President and Senior Business Partner for the Information Technology and Central Operations divisions since July 2006. Previously, she was Vice President and Senior Business Partner for Operations since September 2004.

Mary E. Tuuk, 46. Executive Vice President and Chief Risk Officer of the Bancorp since June 2007. Previously, Ms. Tuuk was Senior Vice President of Fifth Third Bancorp since 2003.

136	Fifth Third Bancorp

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Bancorp’s common stock is traded in the over-the-counter market and is listed under the symbol “FITB” on the NASDAQ® Global Select Market System.

High and Low Stock Prices and Dividends Paid Per Share

2010	High	Low	Dividends Paid Per Share
Fourth Quarter	$15.11	$11.71	$0.01
Third Quarter	$13.81	$10.64	$0.01
Second Quarter	$15.95	$12.00	$0.01
First Quarter	$14.05	$9.81	$0.01

2009	High	Low	Dividends Paid Per Share
Fourth Quarter	$10.92	$8.76	$0.01
Third Quarter	$11.20	$6.33	$0.01
Second Quarter	$9.15	$2.50	$0.01
First Quarter	$8.65	$1.01	$0.01

See a discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 4 of the Notes to the Consolidated Financial Statements. Additionally, as of December 31, 2010, the Bancorp had 57,161 shareholders of record.

Issuer Purchases of Equity Securities

Period	Shares Purchased (a)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Shares that May Be Purchased Under the Plans or Programs
October 2010	-	$-	-	19,201,518
November 2010	-	-	-	19,201,518
December 2010	-	-	-	19,201,518
Total	-	$-	-	19,201,518
(a)	The Bancorp repurchased 6,337, 10,690, and 8,191 shares during October, November and December of 2010 in connection with various employee compensation plans of the Bancorp. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

Fifth Third Bancorp	137

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis

The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the years 2006 through 2010, and 2001 through 2010, respectively, compared to the S&P 500 Stock and the S&P Banks indices.

FIFTH THIRD BANCORP VS. MARKET INDICES

138	Fifth Third Bancorp

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “EXECUTIVE OFFICERS OF THE BANCORP.”

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” of the Bancorp’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Bancorp’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS,” “COMPENSATION COMMITTEE REPORT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Bancorp’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS,” “ELECTION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS” of the Bancorp’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 25 of the Notes to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference under the captions “CERTAIN TRANSACTIONS”, “ELECTION OF DIRECTORS”, “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference under the caption “PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES” of the Bancorp’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements Filed	Pages
Report of Independent Registered Public Accounting Firm	67
Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	68-71
Notes to Consolidated Financial Statements	72-128

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

3.1	Second Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
3.2	Code of Regulations of Fifth Third Bancorp, as amended. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2010.
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

Fifth Third Bancorp	139

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

4.20

Amendment No. 1 to Replacement Capital Covenant, dated as of November 24, 2010 amending the Replacement Capital Covenant dated as of March 30, 2007. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2010. Second Supplemental Indenture dated as of August 8, 2007 between Fifth Third Bancorp and Wilmington Trust Company, as trustee, to the Junior Subordinated Indenture dated as of May 20, 1997 between Fifth Third and the Trustee. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 8, 2007.

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

4.28

Amendment No. 1 to Replacement Capital Covenant, dated as of November 24, 2010 amending the Replacement Capital Covenant dated as of August 8, 2007. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2010. Third Supplemental Indenture dated as of October 30, 2007 between Fifth Third Bancorp and Wilmington Trust Company, as trustee, to the Junior Subordinated Indenture dated as of May 20, 1997 between Fifth Third and the trustee. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on October 31, 2007.

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

4.36

Amendment No. 1 to Replacement Capital Covenant, dated as of November 24, 2010 amending the Replacement Capital Covenant dated as of October 30, 2007. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2010. Global security dated as of March 4, 2008 representing Fifth Third Bancorp’s $500,000,000 8.25% Subordinated Notes due 2038. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2008. (1)

4.37

Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and Wilmington Trust Company, as trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008.

4.38

Global security dated as of April 30, 2008 representing Fifth Third Bancorp’s $500,000,000 6.25% Senior Notes due 2013. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008. (2)

140	Fifth Third Bancorp

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

4.50

Supplemental Indenture dated as of January 25, 2011 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third and the Trustee. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2011.

4.51

Global Security dated as of January 25, 2011 representing Fifth Third Bancorp’s $500,000,000 3.625% Senior Notes due 2016. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2011. (3)

10.1

Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for fiscal year ended December 31, 1985. *

10.2

Fifth Third Bancorp 1990 Stock Option Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-8, Registration No. 33-34075. *

10.3

Fifth Third Bancorp 1987 Stock Option Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-8, Registration No. 33-13252. *

10.4

Indenture effective November 19, 1992 between Fifth Third Bancorp, Issuer and NBD Bank, N.A., Trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 1992 and as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 33-54134.

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
10.12

Amendment No. 1 to Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006.*

10.13

Old Kent Executive Stock Option Plan of 1986, as Amended. Incorporated by reference to the following filings by Old Kent Financial Corporation with the Securities and Exchange Commission: Exhibit 10 to Form 10-Q for the quarter ended September 30, 1995; Exhibit 10.19 to Form 8-K filed on March 5, 1997; Exhibit 10.3 to Form 8-K filed on March 2, 2000. *

10.14

Old Kent Stock Option Incentive Plan of 1992, as Amended. Incorporated by reference to the following filings by Old Kent Financial Corporation with the Securities and Exchange Commission: Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1995; Exhibit 10.20 to Form 8-K filed on March 5, 1997; Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1997; Exhibit 10.3 to Form 8-K filed on March 2, 2000. *

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

10.19	Notice of Grant of Stock Appreciation Rights and Award Agreement. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *
10.20	Notice of Grant of Restricted Stock and Award Agreement (for Directors). Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *

Fifth Third Bancorp	141

10.21	Franklin Financial Corporation 1990 Incentive Stock Option Plan. Incorporated by reference to Franklin Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.*
10.22	Franklin Financial Corporation 2000 Incentive Stock Option Plan. Incorporated by reference to Franklin Financial Corporation’s Registration Statement on Form S-8, Registration No. 333-52928. *
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

10.48

Form of Agreement Regarding Portion of Salary Payable in Phantom Stock Units dated October 16, 2009 executed by Kevin Kabat, Greg Carmichael, Greg Kosch, Bruce Lee, Dan Poston, Paul Reynolds, Robert Sullivan, and Terry Zink. Incorporated by reference to the Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2009. *

10.49

Form of Agreement Regarding Portion of Salary Payable in Phantom Stock Units dated March 26, 2010 executed by Mary Tuuk. Incorporated by reference to the Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2009. *

10.50

Form of Letter Agreement dated June 29, 2010 executed by each of Kevin Kabat, Greg Carmichael, Greg Kosch, Bruce Lee, Dan Poston, Paul Reynolds, Robert A. Sullivan and Mary Tuuk with the Company. Incorporated by reference to the Registrant’s Quarterly Report on 10-Q for the quarter ended June 30, 2010. *

10.51

Form of Addendum No.1 to Agreement Regarding Portion of Salary Payable in Phantom Stock Units executed by each of Kevin Kabat, Greg Carmichael, Greg Kosch, Bruce Lee, Dan Poston, Paul Reynolds, Robert A. Sullivan and Mary Tuuk with the Company. Incorporated by reference to the Registrant’s Quarterly Report on 10-Q for the quarter ended June 30, 2010. *

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.
12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
14	Code of Ethics. Incorporated by reference to Exhibit 14 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2007.
21	Fifth Third Bancorp Subsidiaries, as of December 31, 2010.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

142	Fifth Third Bancorp

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
99.1	Certification Pursuant to Section 111 (b)(4) of the Emergency Economic Stabilization Act of 2008 by Chief Executive Officer
99.2	Certification Pursuant to Section 111 (b)(4) of the Emergency Economic Stabilization Act of 2008 by Chief Financial Officer
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail. **

(1)	Fifth Third Bancorp also entered into an identical security on March 4, 2008 representing an additional $500,000,000 of its 8.25% Subordinated Notes due 2038.
(2)	Fifth Third Bancorp also entered into an identical security on April 30, 2008 representing an additional $250,000,000 of its 6.25% Senior Notes due 2013.
(3)	Fifth Third Bancorp also entered into an identical security on January 25, 2011 representing an additional $500,000,000 of its 3.625% Senior Notes due 2016.
*	Denotes management contract or compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Fifth Third Bancorp	143

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
Registrant

/s/ Kevin T. Kabat
Kevin T. Kabat
President and CEO
Principal Executive Officer
February 28, 2011

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

/s/ Kevin T. Kabat
Kevin T. Kabat
President and CEO
Principal Executive Officer

/s/ Daniel T. Poston
Daniel T. Poston
Executive Vice President and CFO
Principal Financial Officer

/s/ Mark D. Hazel
Mark D. Hazel
Senior Vice President and Controller
Principal Accounting Officer

DIRECTORS:

/s/ William M. Isaac
William M. Isaac
Chairman

/s/ James P. Hackett
James P. Hackett
Lead Director

/s/ Darryl F. Allen
Darryl F. Allen

/s/ Ulysses L. Bridgeman, Jr.
Ulysses L. Bridgeman, Jr.

/s/ Emerson L. Brumback
Emerson L. Brumback

/s/ Gary R. Heminger
Gary R. Heminger

/s/ Jewell D. Hoover
Jewell D. Hoover

/s/ Kevin T. Kabat
Kevin T. Kabat

/s/ Mitchel D. Livingston, Ph.D.
Mitchel D. Livingston, Ph.D.

/s/ Hendrik G. Meijer
Hendrik G. Meijer

/s/ John J. Schiff, Jr.
John J. Schiff, Jr.

/s/ Dudley S. Taft
Dudley S. Taft

/s/ Marsha C. Williams
Marsha C. Williams

144	Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS ($ IN MILLIONS)
	Interest-Earning Assets
Year	Loans and Leases	Federal Funds Sold (a)	Interest-Bearing Deposits in Banks (a)	Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets
2010	$79,232	11	3,317	16,371	$98,931	2,245	14,841	$112,434
2009	83,391	12	1,023	17,100	101,526	2,329	14,266	114,856
2008	85,835	438	183	13,424	99,880	2,490	13,411	114,296
2007	78,348	257	147	11,630	90,382	2,275	10,613	102,477
2006	73,493	252	144	20,910	94,799	2,477	8,713	105,238
2005	67,737	88	113	24,806	92,744	2,750	8,102	102,876
2004	57,042	120	195	30,282	87,639	2,216	5,763	94,896
2003	52,414	92	215	28,640	81,361	1,600	5,250	87,481
2002	45,539	155	184	23,246	69,124	1,551	5,007	75,037
2001	44,888	69	132	19,737	64,826	1,482	5,000	70,683

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS ($ IN MILLIONS)
	Deposits
Year	Demand	Interest Checking	Savings	Money Market	Other Time	Certificates $100,000 and Over	Foreign Office	Total	Short-Term Borrowings	Total
2010	$19,669	18,218	19,612	4,808	10,526	6,083	3,361	$82,277	1,926	$84,203
2009	16,862	15,070	16,875	4,320	14,103	10,367	2,265	79,862	6,980	86,842
2008	14,017	14,191	16,192	6,127	11,135	9,531	4,220	75,413	10,760	86,173
2007	13,261	14,820	14,836	6,308	10,778	6,466	3,155	69,624	6,890	76,514
2006	13,741	16,650	12,189	6,366	10,500	5,795	3,711	68,952	8,670	77,622
2005	13,868	18,884	10,007	5,170	8,491	4,001	3,967	64,388	9,511	73,899
2004	12,327	19,434	7,941	3,473	6,208	2,403	4,449	56,235	13,539	69,774
2003	10,482	18,679	8,020	3,189	6,426	3,832	3,862	54,490	12,373	66,863
2002	8,953	16,239	9,465	1,162	8,855	2,237	2,018	48,929	7,191	56,120
2001	7,394	11,489	4,928	2,552	13,473	3,821	1,992	45,649	8,799	54,448

INCOME ($ IN MILLIONS, EXCEPT PER SHARE DATA)
						Per Share (b)
									Originally Reported
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income (Loss) Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared	Earnings	Diluted Earnings
2010	$4,489	885	2,729	3,855	503	0.63	0.63	.04	0.63	$0.63
2009	4,668	1,314	4,782	3,826	511	0.73	0.67	.04	0.73	0.67
2008	5,608	2,094	2,946	4,564	(2,180)	(3.91)	(3.91)	.75	(3.94)	(3.94)
2007	6,027	3,018	2,467	3,311	1,075	1.99	1.98	1.70	2.00	1.99
2006	5,955	3,082	2,012	2,915	1,188	2.13	2.12	1.58	2.14	2.13
2005	4,995	2,030	2,374	2,801	1,548	2.79	2.77	1.46	2.79	2.77
2004	4,114	1,102	2,355	2,863	1,524	2.72	2.68	1.31	2.72	2.68
2003	3,991	1,086	2,398	2,466	1,664	2.91	2.87	1.13	2.91	2.87
2002	4,129	1,430	2,111	2,265	1,530	2.64	2.59	.98	2.64	2.59
2001	4,709	2,278	1,732	2,397	1,001	1.74	1.70	.83	1.74	1.70

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT SHARE DATA)
		Bancorp Shareholders’ Equity
Year	Common Shares Outstanding	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Book Value Per Share	Allowance for Loan and Lease Losses
2010	796,272,522	$1,779	3,654	1,715	6,719	314	(130)	$14,051	13.06	$3,004
2009	795,068,164	1,779	3,609	1,743	6,326	241	(201)	13,497	12.44	3,749
2008	577,386,612	1,295	4,241	848	5,824	98	(229)	12,077	13.57	2,787
2007	532,671,925	1,295	9	1,779	8,413	(126)	(2,209)	9,161	17.18	937
2006	556,252,674	1,295	9	1,812	8,317	(179)	(1,232)	10,022	18.00	771
2005	555,623,430	1,295	9	1,827	8,007	(413)	(1,279)	9,446	16.98	744
2004	557,648,989	1,295	9	1,934	7,269	(169)	(1,414)	8,924	15.99	713
2003	566,685,301	1,295	9	1,964	6,481	(120)	(962)	8,667	15.29	697
2002	574,355,247	1,295	9	2,010	5,465	369	(544)	8,604	14.98	683
2001	582,674,580	1,294	9	1,943	4,502	8	(4)	7,752	13.31	624

(a)Federal funds sold and interest-bearing deposits in banks are combined in other short-term investments in the Consolidated Financial Statements.
(b)Adjusted for accounting guidance relating to the calculation of earnings per share, which was adopted retroactively on January 1, 2009.

Fifth Third Bancorp	145

DIRECTORS AND OFFICERS

FIFTH THIRD BANCORP DIRECTORS

William M. Isaac, Chairman

Chairman

LECG Global Financial Services

James P. Hackett, Lead Director

President & CEO

Steelcase, Inc.

Darryl F. Allen

Retired Chairman

President & CEO

Aeroquip-Vickers, Inc.

Ulysses L. Bridgeman, Jr.

President

ERJ Inc. and Manna, Inc.

Emerson L. Brumback

Retired President & COO

M&T Bank.

Gary R. Heminger

Executive Vice President

Marathon Oil Corporation

Jewell D. Hoover

Principal

Hoover and Associates, LLC

Kevin T. Kabat

President & CEO

Fifth Third Bancorp

Mitchel D. Livingston, Ph.D.

Vice President for Student Affairs

& Chief Diversity Officer

University of Cincinnati

Hendrik G. Meijer

Co-Chairman & CEO

Meijer, Inc.

John J. Schiff, Jr.

Chairman

Cincinnati Financial Corporation &

Cincinnati Insurance Company

Dudley S. Taft

President

Taft Broadcasting Company

Marsha C. Williams

Senior Vice President & Chief Financial Officer

Orbitz Worldwide, Inc.

DIRECTORS EMERITI

Neil A. Armstrong

Philip G. Barach

John F. Barrett

Vincent H. Beckman

J. Kenneth Blackwell

Milton C. Boesel, Jr.

Douglas G. Cowan

Thomas L. Dahl

Ronald A. Dauwe

Gerald V. Dirvin

Thomas B. Donnell

Nicholas M. Evans

Richard T. Farmer

Louis R. Fiore

John D. Geary

Ivan W. Gorr

Joseph H. Head, Jr.

Allen M. Hill

William G. Kagler

William J. Keating

Jerry L. Kirby

Robert L. Koch II

Kenneth W. Lowe

Robert B. Morgan

Michael H. Norris

David E. Reese

James E. Rogers

C. Wesley Rowles

George A. Schaefer, Jr.

Donald B. Shackelford

David B. Sharrock

Stephen Stranahan

Dennis J. Sullivan, Jr.

Thomas W. Traylor

N. Beverley Tucker, Jr.

Alton C. Wendzel

FIFTH THIRD BANCORP OFFICERS

Kevin T. Kabat

President & CEO

Greg D. Carmichael

Executive Vice President &

Chief Operating Officer

Mark D. Hazel

Senior Vice President &

Controller

James R. Hubbard

Senior Vice President &

Chief Legal Officer

Gregory L. Kosch

Executive Vice President

Bruce K. Lee

Executive Vice President

Daniel T. Poston

Executive Vice President &

Chief Financial Officer

Paul L. Reynolds

Executive Vice President, Secretary &

Chief Administrative Officer

Joseph R. Robinson

Executive Vice President &

Chief Information Officer

Mahesh Sankaran

Senior Vice President &

Treasurer

Robert A. Sullivan

Senior Executive Vice President

Teresa J. Tanner

Executive Vice President &

Chief Human Resources Officer

Mary E. Tuuk

Executive Vice President &

Chief Risk Officer

AFFILIATE CHAIRMEN

H. Lee Cooper

Southern Indiana

Gordon E. Inman

Tennessee

John S. Szuch

Northwestern Ohio

Terry E. Zink

Chicago

AFFILIATE AND MARKET PRESIDENTS

Don Abel

John H. Bultema III

David A. Call

Todd F. Clossin

John N. Daniel

Karen Dee

Jay Ferguson

David Girodat

Dan W. Hogan

Nancy H. Huber

Robert E. James, Jr.

Brian P. Keenan

Jerry Kelsheimer

Randy Koporc

Robert W. LaClair

Ralph S. Michael III

Jordan A. Miller, Jr.

Thomas Partridge

Robert A. Sullivan

Michelle L. VanDyke

Thomas G. Welch, Jr.

FIFTH THIRD BANCORP BOARD COMMITTEES

Finance Committee

Kevin T. Kabat, Chair

James P. Hackett

Gary R. Heminger

Dudley S. Taft

Audit Committee

Darryl F. Allen, Chair

Emerson L. Brumback

Jewell D. Hoover

Marsha C. Williams

Compensation Committee

Gary R. Heminger, Chair

Emerson L. Brumback

Mitchel D. Livingston, Ph. D.

Hendrik G. Meijer

Nominating and Corporate Governance Committee

James P. Hackett, Chair

Darryl F. Allen

Ulysses L. Bridgeman, Jr.

Marsha C. Williams

Risk and Compliance Committee

Marsha C. Williams, Chair

Ulysses L. Bridgeman, Jr.

Jewell D. Hoover

Hendrik G. Meijer

Dudley S. Taft

Trust Committee

Mitchel D. Livingston, Ph.D., Chair

Kevin T. Kabat

John J. Schiff, Jr.

146	Fifth Third Bancorp