Form 10-Q
period 2011-03-31
FIFTH THIRD BANCORP
filed 2011-05-09
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Yes     X          No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No       X

There were 918,728,008 shares of the Registrant’s common stock, without par value, outstanding as of March 31, 2011.

FINANCIAL CONTENTS

This report may contain forward-looking statements about Fifth Third Bancorp and/or the company as combined acquired entities within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act); (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties in separating Fifth Third Processing Solutions from Fifth Third; (21) loss of income from any sale or potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth; (22) ability to secure confidential information through the use of computer systems and telecommunications networks; and (23) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the United States Securities and Exchange Commission (SEC). Copies of this filing are available at no cost on the SEC’s Web site at www.sec.gov or on the Fifth Third Web site at www.53.com. Fifth Third undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Glossary of Terms

Fifth Third Bancorp provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements and in the Notes to Condensed Consolidated Financial Statements.

ALCO: Asset Liability Management Committee

ALLL: Allowance for Loan and Lease Losses

ARM: Adjustable Rate Mortgage

BOLI: Bank Owned Life Insurance

bp: Basis point(s)

CDC: Fifth Third Community Development Corporation

CPP: Capital Purchase Program

DCF: Discounted Cash Flow

DDA: Demand Deposit Account

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

FTP: Funds Transfer Pricing

FTPS: Fifth Third Processing Solutions

FTS: Fifth Third Securities

GNMA: Government National Mortgage Association

IPO: Initial Public Offering

IRS: Internal Revenue Service

LIBOR: London InterBank Offered Rate

LTV: Loan-to-Value

MD&A: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSR: Mortgage Servicing Right

NII: Net Interest Income

OCI: Other Comprehensive Income

OREO: Other Real Estate Owned

OTTI: Other-Than-Temporary Impairment

PMI: Private Mortgage Insurance

QSPE: Qualifying Special-Purpose Entity

SEC: United States Securities and Exchange Commission

SCAP: Supervisory Capital Assessment Program

TARP: Troubled Asset Relief Program

TDR: Troubled Debt Restructuring

TLGP: Temporary Liquidity Guarantee Program

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

TABLE 1: Selected Financial Data

	For the three months ended March 31,		% Change
($ in millions, except per share data)	2011	2010
Income Statement Data
Net interest income(a)	$884	901	(2)
Noninterest income	584	627	(7)
Total revenue(a)	1,468	1,528	(4)
Provision for loan and lease losses	168	590	(72)
Noninterest expense	918	956	(4)
Net income (loss) attributable to Bancorp	265	(10)	NM
Net income (loss) available to common shareholders	88	(72)	NM
Common Share Data
Earnings per share, basic	$0.10	(0.09)	NM
Earnings per share, diluted	0.10	(0.09)	NM
Cash dividends per common share	0.06	0.01	500
Book value per share	12.80	12.31	4
Market value per share	13.89	13.56	2
Financial Ratios (%)
Return on assets	0.97%	(0.04)	NM
Return on average common equity	3.1	(3.0)	NM
Average equity as a percent of average assets	11.77	11.92	(1)
Tangible equity(b)	8.76	9.67	(9)
Tangible common equity(b)	8.39	6.37	32
Net interest margin(a)	3.71	3.63	2
Efficiency(a)	62.5	62.6	-
Credit Quality
Net losses charged off	$367	582	(32)
Net losses charged off as a percent of average loans and leases	1.92%	3.01	(36)
ALLL as a percent of loans and leases	3.62	4.91	(26)
Allowance for credit losses as a percent of loans and leases(c)	3.89	5.25	(26)
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned(d)	2.73	4.02	(32)
Average Balances
Loans and leases, including held for sale	$79,379	80,136	(1)
Total securities and other short-term investments	17,290	20,559	(16)
Total assets	110,844	113,433	(2)
Transaction deposits(e)	70,161	64,203	9
Core deposits(f)	77,524	76,262	2
Wholesale funding(g)	16,430	20,215	(19)
Bancorp shareholders’ equity	13,052	13,518	(3)
Regulatory Capital Ratios (%)
Tier I capital	12.22%	13.39	(12)
Total risk-based capital	16.30	17.54	(7)
Tier I leverage	11.21	12.00	(7)
Tier I common equity(b)	9.01	6.96	29
(a)	Amounts presented on an FTE basis. The FTE adjustments for the three months ended March 31, 2011 and 2010 were $5 and $4, respectively.
(b)	The tangible equity, tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of the MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100 thousand and over, other deposits, federal funds purchased, short-term borrowings and long-term debt.
NM:	Not meaningful

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2011, the Bancorp had $110 billion in assets, operated 15 affiliates with 1,310 full-service Banking Centers, including 101 Bank Mart® locations open seven days a week inside select grocery stores, and 2,453 Jeanie® ATMs in 12 states throughout the Midwestern and Southeastern regions of the United States. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has a 49% interest in Fifth Third Processing Solutions, LLC.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, see the Glossary of Terms on page 3 of this report for a list of acronyms included as a tool for the reader of this quarterly report on Form 10-Q. The acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2011, net interest income, on an FTE basis, and noninterest income provided 60% and 40% of total revenue, respectively. The Bancorp derives the majority of its revenues within the United States from customers domiciled in the United States. Revenue from foreign countries and external customers domiciled in foreign countries is immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived primarily from service charges on deposits, corporate banking revenue, mortgage banking net revenue, fiduciary and investment management fees and card and processing revenue. Noninterest expense is primarily driven by personnel costs and occupancy expenses, costs incurred in the origination of loans and leases and insurance premiums paid to the FDIC.

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

On January 25, 2011, the Bancorp issued $1.0 billion of senior notes to third party investors, and entered into a Supplemental Indenture dated January 25, 2011 with Wilmington Trust Company, as Trustee, which modified the existing Indenture for Senior Debt Securities dated April 30, 2008 between the Bancorp and the Trustee. The Supplemental Indenture and the Indenture define the rights of the Senior Notes, which Senior Notes are represented by Global Securities dated as of January 25, 2011. The Senior Notes bear a fixed rate of interest of 3.625% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amount of the notes will be due upon maturity on January 25, 2016. The notes will not be subject to redemption at the Bancorp’s option at any time prior to maturity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Redemption of Preferred Shares, Series F

On February 2, 2011, the Bancorp redeemed all 136,320 shares of its Series F Preferred Stock held by the U.S. Treasury under the U.S. Treasury’s CPP. The net proceeds from the Bancorp’s January 2011 common stock and Senior Notes offerings previously discussed, and other funds were used to redeem the $3.4 billion of Series F Preferred Stock.

In connection with the redemption of the Series F Preferred Stock, the Bancorp accelerated the accretion of the remaining issuance discount on the Series F Preferred Stock and recorded a corresponding reduction in retained earnings of $153 million. This resulted in a one-time, noncash reduction in net income available to common shareholders and related basic and diluted earnings per share in the first quarter of 2011. In addition, dividends of $15 million were paid on February 2, 2011, when the Series F Preferred Stock was redeemed.

On March 16, 2011, the Bancorp repurchased the warrant issued to the U.S. Treasury in connection with the CPP preferred stock investment at an agreed upon price of $280 million, which was recorded as a reduction to capital surplus in the Bancorp’s Condensed Consolidated Financial Statements. The warrant gave the U.S Treasury the right to purchase 43,617,747 shares of the Bancorp’s common stock at $11.72 per share.

Recent Legislative Developments

On July 21, 2010, the Dodd-Frank Act was signed into law. This act implements changes to the financial services industry and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The legislation establishes a Bureau of Consumer Financial Protection responsible for implementing and enforcing compliance with consumer financial laws, changes the methodology for determining deposit insurance assessments, gives the Federal Reserve the ability to regulate and limit interchange rates charged to merchants for the use of debit cards, and excludes certain instruments currently included in determining Tier I regulatory capital. This act calls for federal regulatory agencies to adopt hundreds of new rules and conduct multiple studies over the next several years in order to implement its provisions. While the total impact of this legislation on Fifth Third is not currently known, the impact is expected to be substantial and may have an adverse impact on Fifth Third’s financial performance and growth opportunities.

Earnings Summary

The Bancorp’s net income available to common shareholders for the quarter ended March 31, 2011 was $88 million, or $0.10 per diluted share, which was net of $177 million in preferred stock dividends. The preferred stock dividends include $153 million of discount accretion resulting from the February repurchase of the Series F preferred stock. For the quarter ended March 31, 2010, the Bancorp’s net loss available to common shareholders was $72 million, or $0.09 per diluted share, which was net of $62 million in preferred stock dividends.

Net interest income (FTE) decreased two percent in the first quarter of 2011 to $884 million, compared to $901 million in the same period last year. The primary reason for the decrease in net interest income was due to a 20 bp decrease in the average yield on loans and leases from the first quarter of 2010, as well as a $4.0 billion, or four percent, decline in total average interest-earnings assets. Partially offsetting these items was a 27 bp decrease in the average rate paid on interest-bearing liabilities as a result of a mix shift from higher cost term deposits to lower cost deposit products, coupled with a seven percent decrease in average interest-bearing liabilities. First quarter 2011 and 2010 results included $13 million and $21 million, respectively, of net interest income due to the accretion of premiums and discounts on loans and deposits from acquisitions during 2008. Excluding these items, net interest income decreased $9 million, or one percent, from the first quarter of 2010. Net interest margin was 3.71% in the first quarter of 2011, an increase of 8 bp from the first quarter of 2010.

Noninterest income decreased seven percent to $584 million in the first quarter of 2011 compared to the same period last year driven by declines in mortgage banking net revenue and service charges on deposits. The decrease in mortgage banking net revenue of $50 million, or 33%, from the first quarter of 2010 was primarily due to reductions in gains on net valuation adjustments on MSRs and MSR derivatives, as well as a decline in origination fees and gains on loan sales. Service charges on deposits declined $18 million, or 12%, from the first quarter of 2010 primarily due to the impact of Regulation E. Partially offsetting these declines was an increase of $7 million in both investment advisory revenue and card and processing revenue, and a $5 million increase in corporate banking revenue.

Noninterest expense decreased $38 million, or four percent, compared to the first quarter of 2010, primarily driven by a $29 million decrease in expenses related to representations and warranties on residential mortgage loans sold to third-parties and a $24 million decline in the provision for unfunded commitments and letters of credit. In addition, FDIC insurance expense declined $9 million compared to the first quarter of 2010. Partially offsetting these declines was a $33 million increase in total personnel costs (salaries, wages and incentives plus employee benefits).

The Bancorp does not originate subprime mortgage loans, does not hold credit default swaps and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. Throughout 2010 and into 2011, the Bancorp continued to be affected by high unemployment rates, weakened housing markets, particularly in the upper Midwest and Florida, and a challenging credit environment. Credit trends, however, continued to show signs of moderation and, as a result, the provision for loan and lease losses decreased 72% to $168 million for the three months ended March 31, 2011, compared to $590 million during the three months ended March 31, 2010. In addition, net charge-offs as a percent of average loans and leases decreased to 1.92% during the first quarter of 2011 compared to 3.01% during the first quarter of 2010. At March 31, 2011, nonperforming assets as a percent of loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 2.73%, compared to 2.79% at December 31, 2010 and 4.02% at March 31, 2010. For further discussion on credit quality, see the Credit Risk Management section.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System. As of March 31, 2011, the Tier I capital ratio was 12.22%, the Tier I leverage ratio was 11.21% and the total risk-based capital ratio was 16.30%. For additional information on the Bancorp’s capital ratios, see the Capital Management section.

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

The following table reconciles non-GAAP financial measures to U.S. GAAP as of:

TABLE 2: Non-GAAP Financial Measures

As of ($ in millions)	March 31, 2011	December 31, 2010	March 31, 2010
Total Bancorp shareholders’ equity (U.S. GAAP)	$12,163	14,051	13,408
Less: Goodwill	(2,417)	(2,417)	(2,417)
Intangible assets	(55)	(62)	(94)
Accumulated other comprehensive income	(263)	(314)	(288)
Tangible equity (1)	9,428	11,258	10,609
Less: Preferred stock	(398)	(3,654)	(3,620)
Tangible common equity (2)	$9,030	7,604	6,989

Total assets (U.S. GAAP)	$110,485	111,007	112,651
Less: Goodwill	(2,417)	(2,417)	(2,417)
Intangible assets	(55)	(62)	(94)
Accumulated other comprehensive income, before tax	(405)	(483)	(443)
Tangible assets, excluding unrealized gains / losses (3)	$107,608	108,045	109,697

Total Bancorp shareholders’ equity (U.S. GAAP)	$12,163	14,051	13,408
Goodwill and certain other intangibles	(2,546)	(2,546)	(2,556)
Unrealized gains	(263)	(314)	(288)
Qualifying trust preferred securities	2,763	2,763	2,763
Other	12	11	(30)
Tier I capital	12,129	13,965	13,297
Less: Preferred stock	(398)	(3,654)	(3,620)
Qualifying trust preferred securities	(2,763)	(2,763)	(2,763)
Qualified noncontrolling (minority) interest in consolidated subsidiaries	(30)	(30)	-
Tier I common equity (4)	$8,938	7,518	6,914

Risk-weighted assets (5) (a)	$99,241	100,193	99,281

Ratios:
Tangible equity (1) / (3)	8.76%	10.42	9.67
Tangible common equity (2) / (3)	8.39	7.04	6.37
Tier I common equity (4) / (5)	9.01	7.50	6.96
(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, resulting in the Bancorp’s total risk-weighted assets.

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

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. These accounting policies are discussed in detail in Management’s Discussion and Analysis - Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010. No material changes have been made to the valuation techniques or models during the three months ended March 31, 2011.

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

Table 3 presents the components of net interest income, net interest margin and net interest rate spread for the three months ended March 31, 2011 and 2010. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income was $884 million for the first quarter of 2011, a decrease of $17 million from the first quarter of 2010. Included within net interest income are amounts related to the accretion of discounts on acquired loans and deposits, primarily as a result of the second quarter 2008 acquisition of First Charter Corporation, which increased net interest income $13 million during the three months ended March 31, 2011, compared to $21 million during the three months ended March 31, 2010. The purchase accounting accretion reflects the high discount rate in the market at the time of the acquisition; the total loan discounts are being accreted into net interest income over the remaining period to maturity of the loans acquired. Based upon the remaining period to maturity, and excluding the impact of prepayments, the Bancorp anticipates recognizing approximately $28 million in additional net interest income during the remainder of 2011 as a result of the amortization and accretion of premiums and discounts on acquired loans and deposits. Exclusive of the impact of these items, net interest income decreased $9 million compared to the first quarter of 2010.

For the three months ended March 31, 2011, net interest income was adversely impacted by lower average yields on both commercial and consumer loans partially offset by a decrease in interest expense compared to the three months ended March 31, 2010. The decrease in interest expense was primarily a result of the $5.3 billion decrease in average interest bearing liabilities coupled with a mix shift to lower cost core deposits as well as the benefit of lower rates offered on new time deposits. The shift in funding composition resulted in an increase in the net interest rate spread to 3.45% for the three months ended March 31, 2011, compared to 3.33% for the three months ended March 31, 2010.

Net interest margin increased to 3.71% for the three months ended March 31, 2011, compared to 3.63% for the three months ended March 31, 2010. Net interest margin increased by 5 bp during the three months ended March 31, 2011 compared to a 9 bp increase during the three months ended March 31, 2010, as the result of the amortization and accretion of premiums and discounts on acquired loans and deposits. Exclusive of these amounts, net interest margin increased 12 bp in the first quarter of 2011 compared to the first quarter of 2010 driven by the previously mentioned shift in funding composition to lower cost core deposits, an increase in free-funding balances and an increase in the net interest rate spread.

Total average interest-earning assets for the three months ended March 31, 2011 decreased four percent from the three months ended March 31, 2010 as a 16% decrease in the average investment portfolio and a four percent decrease in average commercial loans was partially offset by a one percent increase in average consumer loans compared to the first quarter of 2010. Further detail on the Bancorp’s investment securities portfolio and loan and lease portfolio can be found in the Investment Securities and Loan and Leases sections, respectively, of MD&A.

Interest income from loans and leases decreased $48 million, or five percent, compared to the first quarter of 2010 primarily due to a 20 bp decrease in average yields. Yields across much of the loan and lease portfolio decreased as the result of lower interest rates on newly originated loans and a decline in interest rates on automobile loans due to increased competition. Exclusive of the amortization and accretion of premiums and discounts on acquired loans, interest income from loans and leases decreased $40 million compared to the prior year first quarter. Interest income from investment securities and short-term investments decreased $34 million, or 18%, compared to the first quarter of 2010 due to 16% decrease in the average balance and a 9 bp decrease in the average yield.

Average core deposits increased $1.3 billion, or two percent, compared to the first quarter of 2010. The increase was primarily due to an increase in average savings, average money market funds and average foreign office deposits, partially offset by decreases in average time deposits and average interest checking. The cost of average core deposits decreased 26 bp from the first quarter of 2010 to 0.45% primarily as the result of a mix shift to lower cost core deposits and a 24 bp decrease in rates on average savings deposits.

During the first quarter of 2011, interest expense on wholesale funding decreased $16 million, or 15%, compared to the first quarter of 2010, primarily as a result of a 19% decline in average balances as well as lower rates on certificates of deposit $100,000 and over. During the three months ended March 31, 2011, wholesale funding represented 23% of interest-bearing liabilities compared to 26% during the three months ended March 31, 2010. The decline in wholesale funding balances is primarily a result of a decrease in long-term debt due to repayment activity during 2010, partially offset by issuance of $1.0 billion in long-term debt during the first quarter of 2011. Refer to the Borrowings section of MD&A for additional information on the Bancorp’s change in average long-term debt. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the three months ended	March 31, 2011			March 31, 2010			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield Rate	Average Balance	Revenue/ Cost	Average Yield Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$27,404	$301	4.45%	$26,299	$299	4.61%	$13	(11)	2
Commercial mortgage	10,816	110	4.11	11,836	123	4.20	(11)	(2)	(13)
Commercial construction	2,085	16	3.15	3,781	27	2.92	(13)	2	(11)
Commercial leases	3,364	35	4.17	3,468	39	4.54	(1)	(3)	(4)
Subtotal – commercial	43,669	462	4.29	45,384	488	4.36	(12)	(14)	(26)
Residential mortgage loans	10,736	124	4.67	9,478	121	5.18	16	(13)	3
Home equity	11,376	111	3.96	12,338	122	4.02	(9)	(2)	(11)
Automobile loans	11,070	139	5.10	10,185	157	6.24	12	(30)	(18)
Credit card	1,852	48	10.43	1,940	51	10.76	(2)	(1)	(3)
Other consumer loans/leases	676	31	18.54	811	24	11.87	(5)	12	7
Subtotal – consumer	35,710	453	5.14	34,752	475	5.55	12	(34)	(22)
Total loans and leases	79,379	915	4.67	80,136	963	4.87	-	(48)	(48)
Securities:
Taxable	15,156	147	3.96	17,240	180	4.23	(20)	(13)	(33)
Exempt from income taxes(b)	197	2	4.77	175	3	7.08	1	(2)	(1)
Other short-term investments	1,937	1	0.25	3,144	1	0.18	-	-	-
Total interest-earning assets	96,669	1,065	4.47	100,695	1,147	4.62	(19)	(63)	(82)
Cash and due from banks	2,268			2,247
Other assets	14,897			14,262
Allowance for loan and lease losses	(2,990)			(3,771)
Total assets	$110,844			$113,433
Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$18,539	$13	0.28%	$19,533	$14	0.28%	$(1)	-	(1)
Savings	21,324	23	0.43	18,469	31	0.67	4	(12)	(8)
Money market	5,136	4	0.32	4,622	5	0.46	1	(2)	(1)
Foreign office deposits	3,580	3	0.31	2,757	2	0.34	1	-	1
Other time deposits	7,363	42	2.36	12,059	82	2.75	(30)	(10)	(40)
Certificates - $100,000 and over	4,226	21	1.99	7,049	37	2.16	(14)	(2)	(16)
Other deposits	1	-	0.05	8	-	0.02	-	-	-
Federal funds purchased	310	-	0.14	220	-	0.13	-	-	-
Other short-term borrowings	1,638	1	0.19	1,449	-	0.23	1	-	1
Long-term debt	10,255	74	2.95	11,489	75	2.64	(9)	8	(1)
Total interest-bearing liabilities	72,372	181	1.02	77,655	246	1.29	(47)	(18)	(65)
Demand deposits	21,582			18,822
Other liabilities	3,809			3,438
Total liabilities	97,763			99,915
Total equity	13,081			13,518
Total liabilities and equity	$110,844			$113,433
Net interest income		$884			$901		$28	(45)	(17)
Net interest margin			3.71%			3.63%
Net interest rate spread			3.45			3.33
Interest-bearing liabilities to interest-earning assets			74.87			77.12
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table are $5 and $4 for the three months ended March 31, 2011 and 2010, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses within the loan and lease portfolio that is based on factors discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010. The provision is recorded to bring the ALLL to a level deemed appropriate by the Bancorp to cover losses inherent in the portfolio. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans actually removed from the Condensed Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for loan and lease losses was $168 million for the three months ended March 31, 2011, compared to $590 million during the same period in 2010. The decrease in provision expense compared to the same prior year period was due to significant decreases in nonperforming loans and leases, improved delinquencies in commercial and consumer loans and leases, and improvement in underlying loss trends. As of March 31, 2011, the ALLL as a percent of loans and leases decreased to 3.62%, from 4.91% at March 31, 2010.

Refer to the Credit Risk Management section as well as Note 6 of the Notes to Condensed Consolidated Financial Statements for more detailed information on the provision for loan and lease losses, including an analysis of loan portfolio composition, nonperforming assets, net charge-offs, and other factors considered by the Bancorp in assessing the credit quality of the loan and lease portfolio and the ALLL.

Noninterest Income

Noninterest income decreased $43 million, or seven percent, compared to the three months ended March 31, 2010. The components of noninterest income for the three months ended March 31, 2011 and 2010 are as follows:

TABLE 4: Noninterest Income
	For the three months ended March 31,		Percent Change
($ in millions)	2011	2010
Service charges on deposits	$124	142	(13)
Mortgage banking net revenue	102	152	(33)
Investment advisory revenue	98	91	8
Corporate banking revenue	86	81	6
Card and processing revenue	80	73	10
Other noninterest income	81	74	9
Securities gains, net	8	14	(43)
Securities gains, net, non-qualifying hedges on mortgage servicing rights	5	-	NM
Total noninterest income	$584	627	(7)

NM: Not meaningful

Service charges on deposits decreased $18 million, or 13%, for the three months ended March 31, 2011 compared to the same period in the prior year. Consumer deposit revenue decreased $18 million compared to the three months ended March 31, 2010 as the impact of Regulation E and new overdraft policies resulted in a decrease in overdraft occurrences. Regulation E became effective on July 1, 2010 for new accounts and August 15, 2010 for existing accounts. Regulation E is a Federal Reserve Board rule that prohibits financial institutions from charging consumers fees for paying overdrafts on ATMs and one-time debit card transactions unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Commercial deposit revenue was flat compared to the first quarter of 2010.

Mortgage banking net revenue decreased $50 million, or 33%, compared to the three months ended March 31, 2010. The components of mortgage banking net revenue are shown in Table 5.

TABLE 5: Components of Mortgage Banking Net Revenue
	For the three months ended March 31,
($ in millions)	2011	2010
Origination fees and gains on loan sales	$62	71
Servicing revenue:
Servicing fees	58	53
Servicing rights amortization	(28)	(23)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	10	51
Net servicing revenue	40	81
Mortgage banking net revenue	$102	152

Origination fees and gains on loan sales decreased $9 million compared to the first quarter of 2010 primarily as a result of a decrease in margins on sales due to an increase in mortgage rates during the first quarter of 2011 partially offset by the impact of an increase in residential mortgage loan originations. Residential mortgage loan originations increased to $3.9 billion during the first quarter of 2011 compared to $3.5 billion during the first quarter of 2010 as a result of lower origination volume during the first quarter of 2010 as many borrowers had already taken advantage of historically low interest rates in the second and third quarters of 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net servicing revenue is comprised of gross servicing fees and related servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. Net servicing revenue decreased $41 million for the three months ended March 31, 2011, compared to the same period in the prior year driven by a $41 million decrease in net valuation adjustments. The net valuation adjustment of $10 million during the three months ended March 31, 2011 includes a $37 million recovery on temporary impairment partially offset by a $27 million loss from derivatives economically hedging the MSRs. This net valuation adjustment was primarily driven by the impact on MSR valuation due to a decrease in prepayment speeds along with the positive carry in the net hedge position. The net valuation adjustment of $51 million for the three months ended March 31, 2010 included gains from derivatives economically hedging MSRs of $58 million partially offset by a temporary impairment of $7 million. The Bancorp’s total residential loans serviced as of March 31, 2011, December 31, 2010, and March 31, 2010 was $66.0 billion, $63.2 billion, and $59.5 billion, respectively, with $55.4 billion, $54.2 billion, and $50.3 billion, respectively, of residential mortgage loans serviced for others.

Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of MSRs can be found in Note 9 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation on the MSR portfolio. See Note 10 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio.

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net gains on sales of these securities were $5 million for the three months ended March 31, 2011. There were no sales of securities related to the Bancorp’s non-qualifying hedging strategy during the three months ended March 31, 2010.

Investment advisory revenue increased $7 million, or eight percent, for the three months ended March 31, 2011 compared to the same period last year. This was the result of improved market performance and sales force expansion that resulted in increased brokerage activity and assets under management and care. As of March 31, 2011, the Bancorp had approximately $274 billion in assets under care and managed $26 billion in assets for individuals, corporations and not-for-profit organizations.

Corporate banking revenue increased $5 million, or six percent, compared to the first quarter of 2010 as growth in syndication fees, interest rate derivative sales and lease remarking fees was partially offset by a decrease in institutional sales revenue.

Card and processing revenue increased $7 million, or 10%, compared to the first quarter of 2010 due to growth in debit and credit card transaction volumes.

The major components of other noninterest income are as follows:

TABLE 6: Components of Other Noninterest Income
	For the three months ended March 31,
($ in millions)	2011	2010
Gain on loan sales	$17	25
Operating lease income	15	16
BOLI income	11	11
Cardholder fees	9	11
Insurance income	8	9
Consumer loan and lease fees	7	6
Banking center income	7	5
Loss on sale of other real estate owned	(2)	(16)
Other	9	7
Total other noninterest income	$81	74

Other noninterest income increased $7 million, or nine percent, compared to the first quarter of 2010 primarily as a result of the reduction in losses on sale of OREO of $14 million, partially offset by an $8 million decrease in gain on loan sales. As part of the Processing Business Sale in 2009, the Bancorp entered into a TSA that resulted in the Bancorp recognizing approximately $11 million in revenue during the three months ended March 31, 2011 and $13 million during the three months ended 2010, that were offset with expense from the TSA recorded in card and processing expense.

Net securities gains were $8 million for the three months ended March 31, 2011, compared to $14 million of net securities gains for the three months ended March 31, 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expense

Total noninterest expense decreased $38 million, or four percent, for the three months ended March 31, 2011 compared to the same period last year due primarily to a decrease in other noninterest expense, partially offset by an increase in total personnel costs. In addition, the Bancorp incurred approximately $11 million and $13 million in operating expenses related to the TSA during the three months ended March 31, 2011 and March 31, 2010, respectively, that were largely offset with revenue from the TSA recorded in other noninterest income. The major components of noninterest expense are detailed in the following table.

TABLE 7: Noninterest Expense
	For the three months ended March 31,		Percent Change
($ in millions)	2011	2010
Salaries, wages and incentives	$351	329	7
Employee benefits	97	86	13
Net occupancy expense	77	76	1
Technology and communications	45	45	-
Equipment expense	29	30	(3)
Card and processing expense	29	25	16
Other noninterest expense	290	365	(21)
Total noninterest expense	$918	956	(4)

Total personnel costs (salaries, wages and incentives plus employee benefits) increased eight percent for the three months ended March 31, 2011, compared to the same period last year, due to an increase in base and incentive compensation driven by investments in the sales force beginning in mid-2010. Full time equivalent employees totalled 20,837 at March 31, 2011 compared to 20,038 at March 31, 2010.

Card and processing expense includes third-party processing expenses and card management expenses associated with the Bancorp’s debit and credit card programs. Card and processing expense increased $4 million for the three months ended March 31, 2011 compared to the same period last year due to costs associated with increased transaction volumes for debit and credit cards.

The major components of other noninterest expense are as follows:

TABLE 8: Components of Other Noninterest Expense
	For the three months ended March 31,
($ in millions)	2011	2010
FDIC insurance and other taxes	$52	69
Loan and lease	46	48
Losses and adjustments	29	63
Affordable housing investments impairment	25	23
Marketing	22	21
Professional services fees	15	11
Postal and courier	13	12
OREO	13	6
Travel	12	12
Insurance	12	14
Operating lease	11	11
Intangible asset amortization	7	12
Recruitment and education	7	7
Provision for unfunded commitments and letters of credit	(16)	9
Other	42	47
Total other noninterest expense	$290	365

Total other noninterest expense for the first quarter of 2011 decreased $75 million compared to the first quarter of 2010, primarily due to a decrease in provision expense for the representation and warranty reserve related to residential mortgage loans sold to third-parties, a decline in the provision for unfunded commitments and letters of credit and a decrease in FDIC insurance and other taxes. The provision for representation and warranty claims, included in losses and adjustments, decreased from $35 million during the first quarter of 2010 to $6 million during the first quarter of 2011 primarily due to a lower volume of expected repurchase demands. The provision for unfunded commitments and letters of credit was a benefit of $16 million during the first quarter of 2011 compared to an expense of $9 million during the first quarter of 2010 as a result of lower estimates of inherent losses resulting from a decrease in delinquent loans as general economic conditions continued to show signs of moderation in 2011. FDIC insurance and other taxes decreased from $69 million in the first quarter of 2010 to $52 million in the first quarter of 2011, primarily due to the Bancorp’s exit from the FDIC’s TLGP transaction account guarantee program in the first quarter of 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 62.5% and 62.6% for the first quarter of 2011 and 2010, respectively.

Applicable Income Taxes

The Bancorp’s income (loss) before income taxes, applicable income tax expense (benefit) and effective tax rate are as follows:

TABLE 9: Applicable Income Taxes
	For the three months ended March 31,
($ in millions)	2011	2010
Income (loss) before income taxes	$377	(22)
Applicable income tax expense (benefit)	112	(12)
Effective tax rate	29.7%	53.0%

Applicable income tax expense (benefit) for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of certain nondeductible expenses. The decline in the effective tax rate for the three months ended March 31, 2011 from the prior year quarter was due to the three months ended March 31, 2010 including the impact of the pre-tax loss of $22 million, a $24 million tax benefit resulting from the settlement of certain uncertain tax positions with the IRS during the quarter and a $14 million non-cash charge relating to previously recognized tax benefits associated with stock-based awards that will not be realized.

Deductibility of Executive Compensation

Certain sections of the Internal Revenue Code limit the deductibility of compensation paid to or earned by certain executive officers of a public company. This has historically limited the deductibility of certain executive compensation to $1 million per executive officer, and the Bancorp’s compensation philosophy has been to position pay to ensure deductibility. However, both the amount of the executive compensation that is deductible for certain executive officers and the allowable compensation vehicles changed as a result of the Bancorp’s participation in TARP. In particular, the Bancorp was not permitted to deduct compensation earned by certain executive officers in excess of $500,000 per executive officer as a result of the Bancorp’s participation in TARP. Therefore, a portion of the compensation earned by certain executive officers was not deductible by the Bancorp for the period in which the Bancorp participated in TARP. Subsequent to ending its participation in TARP, certain limitations on the deductibility of executive compensation will continue to apply to some forms of compensation earned while under TARP. The Bancorp’s Compensation Committee determined that the underlying executive compensation programs are appropriate and necessary to attract, retain and motivate senior executives, and that failing to meet these objectives creates more risk for the Bancorp and its value than the financial impact of losing the tax deduction. For the year ended 2010, the total tax impact for non-deductible compensation was $6 million.

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its loans and leases based upon the primary purpose of the loan. Table 10 summarizes end of period loans and leases, including loans held for sale, and Table 11 summarizes average total loans and leases, including loans held for sale.

TABLE 10: Components of Total Loans and Leases (includes held for sale)
	March 31, 2011		December 31, 2010		March 31, 2010
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$27,431	35	$27,275	34	$26,134	33
Commercial mortgage loans	10,617	14	10,992	14	11,865	15
Commercial construction loans	2,020	3	2,111	3	3,396	4
Commercial leases	3,367	4	3,378	4	3,389	4
Subtotal – commercial	43,435	56	43,756	55	44,784	56
Consumer:
Residential mortgage loans	10,556	13	10,857	14	9,239	12
Home equity	11,222	14	11,513	14	12,186	15
Automobile loans	11,129	14	10,983	14	10,180	13
Credit card	1,821	2	1,896	2	1,863	3
Other consumer loans and leases	593	1	702	1	778	1
Subtotal – consumer	35,321	44	35,951	45	34,246	44
Total loans and leases	$78,756	100	$79,707	100	$79,030	100
Total portfolio loans and leases (excludes loans held for sale)	$77,465		$77,491		$77,423

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total loans and leases, including loans held for sale, decreased $951 million, or one percent, compared to December 31, 2010, and were relatively flat compared to March 31, 2010, as decreases in total commercial loans were offset by increases in total consumer loans. The decrease in total loans and leases from December 31, 2010 was the result of a $321 million, or one percent, decline in total commercial loans and a $630 million, or two percent, decline in total consumer loans.

Total commercial loans and leases decreased $321 million, or one percent, from December 31, 2010 primarily due to declines in commercial mortgage loans and commercial construction loans partially offset by increases in commercial and industrial loans attributable to an increase in new loan origination activity. Commercial mortgage loans decreased $375 million, or three percent, from December 31, 2010 as a result of tighter underwriting standards implemented in prior quarters in an effort to limit exposure to commercial real estate. Commercial construction loans decreased $91 million, or four percent, from December 31, 2010 due to management’s decision to suspend new lending on commercial non-owner occupied real estate in 2008. Commercial and industrial loans increased $156 million, or one percent, from December 31, 2010, driven by the previously mentioned increase in new loan origination activity, despite the $852 million decrease in loans originally issued to FTPS in conjunction with the Processing Business Sale. FTPS refinanced the original $1.25 billion in loans into a larger syndicated loan structure in connection with an acquisition in the fourth quarter of 2010.

Total commercial loans and leases decreased $1.3 billion, or three percent, compared to March 31, 2010 due primarily to decreases in commercial construction and commercial mortgage loans, partially offset by an increase in commercial and industrial loans. Commercial construction loans decreased $1.4 billion, or 41%, compared to March 31, 2010, primarily due to management’s strategy to suspend new lending on commercial non-owner occupied real estate beginning in 2008 and the outflow of completed construction projects that were transitioned to commercial mortgage loans. Despite the inflow from completed construction projects, commercial mortgage loans decreased $1.2 billion, or 11%, compared to March 31, 2010 due to tighter underwriting standards on commercial real estate loans in a concerted effort to limit exposure to commercial real estate. Commercial and industrial loans increased $1.3 billion, or five percent, as the result of a higher volume of new loan origination activity attributable to increased demand and continued growth in the manufacturing and healthcare industries.

Total consumer loans and leases decreased $630 million, or two percent, from December 31, 2010 due primarily to declines in residential mortgage loans, home equity loans, credit card loans, and other consumer loans and leases, partially offset by an increase in automobile loans. Residential mortgage loans decreased $301 million, or three percent, as a result of a seasonally driven decrease in demand for new mortgage loan originations. Home equity loans decreased $291 million, or three percent, due to tighter underwriting standards implemented in prior quarters and decreased customer demand. Credit card loans decreased $75 million, or four percent, from December 31, 2010, primarily as a result of seasonal paydowns on existing balances. Other consumer loans and leases decreased $109 million, or 16%, from December 31, 2010 due to a decline in new originations driven by tighter underwriting standards implemented in prior quarters. Automobile loans increased $146 million, or one percent, from December 31, 2010 due to increased origination activity.

Total consumer loans and leases increased $1.1 billion, or three percent, compared to March 31, 2010 due primarily to increases in residential mortgage loans and automobile loans, partially offset by decreases in home equity loans, credit card loans, and other consumer loans and leases. Residential mortgage loans increased $1.3 billion, or 14%, compared to March 31, 2010 due to management’s decision in the third quarter of 2010 to retain certain mortgage loans originated through the Bancorp’s retail branches. Automobile loans increased $949 million, or nine percent, compared to March 31, 2010 as a result of a strategic focus to increase automobile lending during 2010 through consistent and competitive pricing, enhanced customer service with our dealership network and disciplined sales execution. Home equity loans decreased $964 million, or eight percent, compared to March 31, 2010 as a result of tighter underwriting standards and decreased customer demand. Credit card loans decreased $42 million, or two percent, compared to March 31, 2010 as a result of a decrease in new account origination activity throughout 2010. Other consumer loans and leases, primarily made up of student loans designated as held for sale and automobile leases, decreased $185 million, or 24%, compared to March 31, 2010 due to a decline in new originations driven by tighter underwriting standards.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 11: Components of Average Total Loans and Leases (includes held for sale)

	March 31, 2011		December 31, 2010		March 31, 2010
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$27,404	34	$26,509	34	$26,299	33
Commercial mortgage loans	10,816	14	11,276	14	11,836	15
Commercial construction loans	2,085	3	2,289	3	3,781	5
Commercial leases	3,364	4	3,314	4	3,468	4
Subtotal – commercial	43,669	55	43,388	55	45,384	57
Consumer:
Residential mortgage loans	10,736	14	10,693	13	9,478	12
Home equity	11,376	14	11,655	15	12,338	15
Automobile loans	11,070	14	10,825	14	10,185	13
Credit card	1,852	2	1,844	2	1,940	2
Other consumer loans and leases	676	1	743	1	811	1
Subtotal – consumer	35,710	45	35,760	45	34,752	43
Total average loans and leases	$79,379	100	$79,148	100	$80,136	100
Total portfolio loans and leases (excludes loans held for sale)	$77,636		$76,236		$78,381

Average total commercial loans and leases were relatively flat compared to December 31, 2010 and decreased $1.7 billion, or four percent, compared to March 31, 2010. The decrease in average total commercial loans from March 31, 2010 was driven by lower demand for new loans and tighter underwriting standards.

Average total consumer loans and leases were relatively flat compared to December 31, 2010 and increased $958 million, or three percent, compared to March 31, 2010. The increase in average total consumer loans and leases from March 31, 2010 was driven by increases in average residential mortgage loans and average automobile loans, partially offset by decreases in home equity loans, credit card loans, and other consumer loans and leases. Average residential mortgage loan balances increased $1.3 billion, or 13%, compared to March 31, 2010 due to the reasons previously discussed. Average automobile loan balances increased $885 million, or nine percent, compared to March 31, 2010 as a result of the reasons previously discussed. Average home equity loan balances decreased $962 million, or eight percent, compared to March 31, 2010 due to tighter underwriting standards and decreased customer demand. Credit card loans decreased $88 million, or five percent, compared to March 31, 2010 and other consumer loans and leases decreased $135 million, or 17%, compared to March 31, 2010, both of which were primarily due to decreased customer demand and tighter underwriting standards.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of March 31, 2011, total investment securities were $15.7 billion, compared to $16.1 billion at December 31, 2010 and $17.6 billion at March 31, 2010.

Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further information on OTTI.

At March 31, 2011, December 31, 2010 and March 31, 2010, the Bancorp’s investment portfolio primarily consisted of AAA-rated agency mortgage-backed securities, and did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio. Additionally, there was approximately $134 million of securities classified as below investment grade as of March 31, 2011, compared to $137 million as of December 31, 2010 and $139 million as of March 31, 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 12: Components of Investment Securities

($ in millions)	March 31, 2011	December 31, 2010	March 31, 2010
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and Government agencies	$225	225	474
U.S. Government sponsored agencies	1,669	1,564	2,141
Obligations of states and political subdivisions	152	170	221
Agency mortgage-backed securities	10,439	10,570	11,069
Other bonds, notes and debentures	1,177	1,338	1,186
Other securities	1,045	1,052	1,432
Total available-for-sale and other securities	$14,707	14,919	16,523
Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$341	348	350
Other bonds, notes and debentures	5	5	5
Total held-to-maturity	$346	353	355
Trading: (fair value)
Variable rate demand notes	$2	106	189
Other securities	214	188	116
Total trading	$216	294	305

As of March 31, 2011, available-for-sale securities on an amortized cost basis decreased $212 million from December 31, 2010 and decreased $1.8 billion from March 31, 2010. The decrease from December 31, 2010 was driven primarily by $798 million in paydowns of agency mortgage-backed securities and $156 million in paydowns of other bonds, notes, and debentures, partially offset by $675 million in purchases of agency mortgage-backed securities during the first quarter of 2011. In addition, U.S. government sponsored agency securities increased due to $185 million in purchases during the first quarter of 2011, partially offset by $80 million in maturities. The decrease from March 31, 2010 was due to the previously discussed activity, as well as approximately $1.1 billion in sales and paydowns on agency mortgage-backed securities throughout the remainder of 2010, primarily related to the FNMA and FHLMC delinquent loan buy-back programs in the second quarter of 2010. Due to the low market rate environment since those sales, management chose not to fully reinvest the cash flows in securities.

At March 31, 2011 and December 31, 2010, available-for-sale securities were 15% of total interest-earning assets, compared to 17% at March 31, 2010. The decrease compared to March 31, 2010 was due to the $1.8 billion, or 11%, decrease in the available-for-sale portfolio previously discussed, partially offset by the impact of a four percent decline in average interest earning assets. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 4.6 years at March 31, 2011, compared to 4.4 years at December 31, 2010 and 5.3 years at March 31, 2010. In addition, at March 31, 2011, the fixed-rate securities within the available-for-sale securities portfolio had a weighted-average yield of 4.30% compared to 4.24% at December 31, 2010 and 4.54% at March 31, 2010.

Information presented in Table 13 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Market rates rose slightly in the first quarter of 2011 from 2010 levels, resulting in a decline in net unrealized gains on agency mortgage-backed securities to $346 million at March 31, 2011, compared to $403 million and $376 million as of December 31, 2010 and March 31, 2010, respectively. Total net unrealized gains on the available-for-sale securities portfolio were $428 million at March 31, 2011 compared to $495 million at December 31, 2010 and $412 million at March 31, 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 13: Characteristics of Available-for-Sale and Other Securities

As of March 31, 2011 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$75	75	0.6	0.94%
Average life 1 – 5 years	50	51	1.5	1.45
Average life 5 – 10 years	100	102	8.6	3.58
Average life greater than 10 years	-	-	-	-
Total	225	228	4.4	2.22
U.S. Government sponsored agencies:
Average life 1 – 5 years	154	156	3.1	2.01
Average life 5 – 10 years	1,515	1,583	5.7	3.72
Total	1,669	1,739	5.5	3.56
Obligations of states and political subdivisions:(a)
Average life of one year or less	59	59	0.2	7.33
Average life 1 – 5 years	21	21	3.6	1.45
Average life 5 – 10 years	56	57	7.0	2.25
Average life greater than 10 years	16	16	11.3	5.22
Total	152	153	4.4	4.43
Agency mortgage-backed securities:
Average life of one year or less	217	223	0.7	4.94
Average life 1 – 5 years	8,119	8,450	4.0	4.51
Average life 5 – 10 years	2,091	2,101	6.8	4.35
Average life greater than 10 years	12	11	10.5	4.03
Total	10,439	10,785	4.5	4.49
Other bonds, notes and debentures:(b)
Average life of one year or less	132	132	0.6	1.17
Average life 1 – 5 years	609	613	2.7	4.05
Average life 5 – 10 years	367	366	5.8	4.50
Average life greater than 10 years	69	72	23.1	7.21
Total	1,177	1,183	4.6	4.05
Other securities(c)	1,045	1,047
Total available-for-sale and other securities	$14,707	15,135	4.6	4.30%
(a)	Taxable-equivalent yield adjustments included in the above table are 2.53%, 0.50%, 0.78%, 1.80% and 1.53% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Other bonds, notes, and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(c)	Other securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

Trading securities decreased $78 million, or 27%, compared to December 31, 2010 and decreased $89 million, or 29%, compared to March 31, 2010. The decreases from December 31, 2010 and March 31, 2010 were driven by the sale of VRDNs, which were held by the Bancorp in its trading securities portfolio. These securities were purchased from the market during 2008 and 2009 through FTS who was also the remarketing agent. Rates on these securities began to decline in the fourth quarter of 2009 and into 2010. As a result of the decline in rates, the Bancorp continued to sell the VRDNs, replacing them with higher-yielding agency mortgage-backed securities classified as available for sale. For more information on VRDNs, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 71%, 70%, and 68% of the Bancorp’s asset funding base at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 14: Deposits

	March 31, 2011		December 31, 2010		March 31, 2010
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$22,066	27	21,413	26	19,482	23
Interest checking	18,597	23	18,560	23	19,126	23
Savings	21,697	26	20,903	26	19,099	23
Money market	5,184	6	5,035	6	4,782	6
Foreign office	3,569	4	3,721	5	2,844	3
Transaction deposits	71,113	86	69,632	86	65,333	78
Other time	7,043	9	7,728	9	11,643	14
Core deposits	78,156	95	77,360	95	76,976	92
Certificates – $100,000 and over	4,160	5	4,287	5	6,596	8
Other	1	-	1	-	2	-
Total deposits	$82,317	100	81,648	100	83,574	100

Core deposits increased $796 million, or one percent, compared to December 31, 2010, driven by an increase in transaction deposits, partially offset by a decline in other time deposits. The first quarter growth of $1.5 billion, or two percent, in transaction deposit accounts was the result of increases in new accounts opened during the first quarter for demand deposit, interest checking, savings and money market accounts, as well as customer migration into more liquid accounts due to interest rates remaining near historical lows. The $685 million, or nine percent, decrease in other time deposits was the result of continued run-off of higher priced certificates of deposits, and customers declining to maintain balances in time deposit accounts due to the reasons discussed above.

Core deposits increased $1.2 billion, or two percent, compared to March 31, 2010, driven by an increase in transaction deposits, partially offset by a decline in other time deposits. The increase of $5.8 billion, or nine percent, in transaction deposit accounts was driven primarily by increases in demand deposit and savings accounts due to increased customer liquidity partially offset by a decline in interest checking due primarily to rate management actions on single product public funds in the second half of 2010. In addition, foreign office deposits increased $725 million due to an increase in commercial customer deposits due to increased customer liquidity, and those customers opting to sweep additional funds into these accounts for higher interest rates. These increases in transaction deposit accounts were partially offset by a decrease of $4.6 billion, or 40%, in other time deposits, as customers maintained their balances in more liquid accounts as interest rates remained near historical lows.

Included in core deposits are foreign office deposits, which are Eurodollar sweep accounts for the Bancorp’s commercial customers. These accounts bear interest at rates slightly higher than money market accounts, but the Bancorp does not have to pay FDIC insurance nor pledge collateral. The Bancorp uses certificates of deposit $100,000 and over, as a method to fund earning asset growth. At March 31, 2011, certificates $100,000 and over decreased $127 million, or three percent, compared to December 31, 2010, and decreased $2.4 billion, or 37%, compared to March 31, 2010, due to the reasons previously discussed.

TABLE 15: Average Deposits

	March 31, 2011		December 31, 2010		March 31, 2010
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$21,582	27	21,066	26	18,822	23
Interest checking	18,539	23	17,578	22	19,533	23
Savings	21,324	26	20,602	25	18,469	22
Money market	5,136	6	4,985	6	4,622	6
Foreign office	3,580	4	3,733	5	2,757	3
Transaction deposits	70,161	86	67,964	84	64,203	77
Other time	7,363	9	8,490	10	12,059	14
Core deposits	77,524	95	76,454	94	76,262	91
Certificates - $100,000 and over	4,226	5	4,858	6	7,049	9
Other	1	-	9	-	8	-
Total average deposits	$81,751	100	81,321	100	83,319	100

On an average basis, core deposits increased $1.1 billion, or one percent, compared to the fourth quarter of 2010, and increased $1.3 billion, or two percent, compared to the first quarter of 2010 due to migration of higher priced certificates into transaction accounts, due to the impact of historically low rates and excess customer liquidity.

Borrowings

Total borrowings increased $773 million, or seven percent, from December 31, 2010 and declined $393 million, or three percent, compared to March 31, 2010. The increase in total borrowings from December 31, 2010 was primarily the result of increases in long-term debt and federal funds purchased, partially offset by a decline in other short-term borrowings. The decrease in total borrowings compared to March 31, 2010 was driven primarily by declines in long-term debt and other short-term borrowings, partially offset by an increase in federal funds purchased. As of March 31, 2011, total borrowings as a percentage of interest-bearing liabilities were 17% compared to 16% at December 31, 2010 and March 31, 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 16: Borrowings

($ in millions)	March 31, 2011	December 31, 2010	March 31, 2010
Federal funds purchased	$332	279	271
Other short-term borrowings	1,297	1,574	1,359
Long-term debt	10,555	9,558	10,947
Total borrowings	$12,184	11,411	12,577

Long-term debt increased $997 million, or 10%, compared to December 31, 2010 as a result of the issuance of $1.0 billion in senior notes in the first quarter of 2011. Federal funds purchased increased $53 million, or 19%, compared to December 31, 2010, driven by increases in deposits from correspondent banking customers. In order to meet its funding obligations, the Bancorp enters into repurchase agreements with customers, which are accounted for as collateralized financing transactions, where excess customer funds are borrowed overnight by the Bancorp, and later repurchased by the customers. Due to declines in customer repurchase sweep account balances from seasonally high levels in the fourth quarter of 2010, short-term borrowings declined $277 million, or 18% from December 31, 2010.

Long-term debt decreased $392 million, or four percent, compared to March 31, 2010 as the result of long-term debt payments and the repayment of $1.0 billion in FHLB advances during the fourth quarter of 2010. These decreases were partially offset by the first quarter 2011 issuance of the senior notes discussed above and the issuance of a $250 million structured repurchase agreement in the first quarter of 2011. Other short-term borrowings declined $62 million, or five percent, compared to March 31, 2010, due to a decline in derivative collateral of $127 million attributable to normal market movements, partially offset by an increase of $73 million in customer repurchase sweep account balances. Federal funds purchased increased $61 million, or 23%, driven by increases in deposits from correspondent banking customers and increases in demand deposit sweep accounts invested into federal funds.

TABLE 17: Average Borrowings

($ in millions)	March 31, 2011	December 31, 2010	March 31, 2010
Federal funds purchased	$310	376	220
Other short-term borrowings	1,638	1,728	1,449
Long-term debt	10,255	10,298	11,489
Total average borrowings	$12,203	12,402	13,158

Average total borrowings decreased $199 million, or two percent, compared to December 31, 2010, primarily due to declines in average federal funds purchased and other short-term borrowings. The decline in average total borrowings compared to December 31, 2010 was primarily the result of an increase in the Bancorp’s funding position, as average total deposits increased $430 million, or one percent. Average total borrowings decreased $955 million, or seven percent, compared to March 31, 2010 due to a $1.2 billion, or 11%, decline in average long-term debt, partially offset by an increase in average federal funds purchased and other short-term borrowings. The decrease in average long-term debt compared to March 31, 2010 was the result of the maturity of $800 million in long-term debt in the first quarter of 2010 and the repayment of $1.0 billion in FHLB advances during the fourth quarter of 2010, partially offset by the issuance of $1.0 billion in senior notes in the first quarter of 2011as discussed above. These repayments were made possible by the $757 million, or one percent, decline in average total loans and leases from March 31, 2010.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and liabilities. The credit rate provided for DDA’s is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, LIBOR or swap rate. The credit rates for DDA’s were reset January 1, 2011 to reflect the current market rates. These rates were significantly lower than those in place during the first three months of 2010, thus net interest income for deposit providing businesses was negatively impacted during the first three months of 2011.

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

TABLE 18: Business Segment Results

	For the three months ended March 31,
($ in millions)	2011	2010
Commercial Banking	$89	51
Branch Banking	21	44
Consumer Lending	(29)	6
Investment Advisors	9	13
General Corporate & Other	175	(124)
Net income (loss)	265	(10)
Less: Net income attributable to noncontrolling interest	-	-
Net income (loss) attributable to Bancorp	265	(10)
Dividends on preferred stock	177	62
Net income (loss) available to common shareholders	$88	(72)

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

TABLE 19: Commercial Banking

	For the three months ended March 31,
($ in millions)	2011	2010
Income Statement Data
Net interest income (FTE)(a)	$333	377
Provision for loan and lease losses	152	278
Noninterest income:
Corporate banking revenue	81	76
Service charges on deposits	50	48
Other noninterest income	44	37
Noninterest expense:
Salaries, incentives and benefits	69	65
Other noninterest expense	205	172
Income before taxes	82	23
Applicable income tax benefit	(7)	(28)
Net income	$89	51
Average Balance Sheet Data
Commercial loans	$38,022	39,152
Demand deposits	11,981	10,522
Interest checking	8,300	10,010
Savings and money market	2,920	2,678
Certificates over $100,000	2,039	3,174
Foreign office deposits	1,934	1,518
(a)	Includes FTE adjustments of $4 and $3 for the three months ended March 31, 2011 and 2010, respectively.

Commercial Banking reported net income of $89 million for the three months ended March 31, 2011 compared to net income of $51 million for the three months ended March 31, 2010. This improvement was primarily due to a decrease in the provision for loan and lease losses and higher noninterest income partially offset by lower net interest income and higher noninterest expenses.

Net interest income decreased $44 million, or 12%, primarily due to a decrease in the FTP credit for DDA accounts compared to the three months ended March 31, 2010. Additionally, net interest income decreased due to a decline in average commercial loans during the current quarter compared to the same quarter last year. Provision for loan and lease losses decreased $126 million, or 45%, from the three months ended March 31, 2010. Net charge-offs as a percent of average loans and leases decreased to 162 bp from 289 bp during the three months ended March 31, 2010. The decreases in net charge-offs, nonperforming assets and delinquencies was driven by actions taken by the Bancorp in the third quarter of 2010 to address problem loans, which included transferring $876 million of commercial loans to held for sale. Tighter underwriting standards continue to be implemented across commercial loan product offerings.

Noninterest income increased $14 million from the three months ended March 31, 2010 primarily as a result of improvements in gains recognized on the sale of OREO, included in other noninterest income, and a $5 million, or seven percent, increase in corporate banking revenue. Gains on the sale of OREO were $7 million for the three months ended March 31, 2011, compared to a net loss of $9 million for the same quarter last year. Corporate banking revenue increased primarily due to an increase in syndication fees driven by refinancing activities in the current market environment.

Noninterest expense increased $37 million, or 16%, compared to the three months ended March 31, 2010 due to increases in salaries, incentives and benefits and other noninterest expense. Salaries, incentives and benefits increased $4 million, or six percent, due to higher compensation related to improved performance in the segment. OREO expense increased $7 million as a result of higher inventory compared to the same quarter last year.

Average commercial loans and leases decreased $1.1 billion, or three percent, compared to the prior year due to decreases in commercial construction loans of $1.7 billion, or 46%, and commercial mortgage loans of $841 million, or nine percent, partially offset by an increase in commercial and industrial loans of $1.5 billion, or seven percent. These decreases were the result of lower customer demand for new originations and tighter underwriting standards applied to both new commercial loan originations and renewals. Commercial and industrial loans increased despite the transfers of loans to held for sale due to an increase in originations compared to the same quarter last year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average core deposits increased $395 million, or two percent, compared to the three months ended March 31, 2010 due to the migration of higher priced certificates of deposit into transaction accounts, as well as the impact of historically low interest rates and excess customer liquidity.

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,310 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The following table contains selected financial data for the Branch Banking segment.

TABLE 20: Branch Banking
	For the three months ended March 31,
($ in millions)	2011	2010
Income Statement Data
Net interest income	$336	382
Provision for loan and lease losses	113	153
Noninterest income:
Service charges on deposits	73	92
Card and processing revenue	74	67
Investment advisory revenue	28	25
Other noninterest income	26	29
Noninterest expense:
Salaries, incentives and benefits	147	134
Net occupancy and equipment expense	59	55
Card and processing expense	23	24
Other noninterest expense	163	161
Income before taxes	32	68
Applicable income tax expense	11	24
Net income	$21	44
Average Balance Sheet Data
Consumer loans	$13,593	13,037
Commercial loans	4,549	5,009
Demand deposits	7,735	6,652
Interest checking	7,300	7,325
Savings and money market	21,786	18,750
Other time	7,234	11,806

Branch Banking net income decreased $23 million, or 52%, compared to the three months ended March 31, 2010 driven by decreases in net interest income and service charges on deposits as well as an increase in salaries, incentives and benefits, partially offset by a decrease in the provision for loan and lease losses.

Net interest income decreased $46 million, or 12%, compared to the first quarter of 2010 due to a decrease in the FTP credit for DDA accounts, which was partially offset by a favorable shift in the segment’s deposit mix towards lower cost transaction deposits. Provision for loan and lease losses decreased $40 million, or 26%, from the three months ended March 31, 2010. Total net charge-offs as a percent of average loans and leases decreased from 345 bp to 252 bp during the three months ended March 31, 2011. Both commercial and consumer net charge-offs decreased compared to the three months ended March 31, 2010 due to a decrease in delinquencies, tighter underwriting standards and improving economic conditions. Consumer net charge-offs decreased from 313 bp to 239 bp. Commercial net charge-offs decreased from 443 bp to 294 bp.

Noninterest income decreased $12 million, or six percent, compared to the three months ended March 31, 2010, as a decrease in service charges on deposits was partially offset by an increase in card and processing revenue. Service charges on deposits decreased $19 million, or 21%, compared to the same quarter last year primarily as a result of Regulation E, which was implemented during 2010. This regulation negatively impacted revenue from overdrafts by $13 million during the three months ended March 31, 2011. Card and processing revenue increased $7 million, or 10%, from the same quarter last year primarily due to an increase in debit and credit card transactions that resulted in a 19% and 12% increase in both debit and card interchange revenue, respectively.

Noninterest expense increased $18 million, or five percent, for the three months ended March 31, 2011, primarily due to increases in salaries, incentives and benefits. Salaries, incentives and benefits increased $13 million, or 10%, from the prior year quarter as base compensation and incentive compensation increased 6% and 16%, respectively, from additional branch personnel related to expanded branch hours of operation and higher incentive accruals attributable to success in opening new deposit and brokerage accounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average consumer loans increased $786 million, or six percent, and average commercial loans decreased $458 million, or nine percent compared to the three months ended March 31, 2010. The increase in average consumer loans was the result of a $1.4 billion increase in residential mortgage loans as the Bancorp has retained a certain portion of loans originated versus selling in the secondary market. This was partially offset by a decline in home equity loans of $472 million, or five percent, due to an overall decrease in demand and tighter underwriting standards that limited allowable loan to value ratios. The decrease in average commercial loans was due primarily to a decline in commercial and industrial loans from lower customer demand for new originations and tighter underwriting standards applied to both new commercial loan originations and renewals.

Average core deposits decline one percent compared to three months ended March 31, 2010 as runoff of higher priced consumer certificates of deposit, included in other time deposits, was replaced with growth in transaction accounts due to excess customer liquidity and low interest rates.

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

TABLE 21: Consumer Lending
	For the three months ended March 31,
($ in millions)	2011	2010
Income Statement Data
Net interest income	$93	109
Provision for loan and lease losses	97	137
Noninterest income:
Mortgage banking net revenue	99	145
Other noninterest income	17	10
Noninterest expense:
Salaries, incentives and benefits	45	38
Other noninterest expense	112	80
(Loss) income before taxes	(45)	9
Applicable income tax (benefit) expense	(16)	3
Net (loss) income	$(29)	6
Average Balance Sheet Data
Residential mortgage loans	$9,273	9,187
Home equity	773	899
Automobile loans	10,384	9,461
Consumer leases	246	473

Consumer Lending reported a net loss of $29 million for the three months ended March 31, 2011, compared to net income of $6 million for the three months ended March 31, 2010, primarily due to decreases in net interest income and mortgage banking net revenue as well as an increase in noninterest expense partially offset by a decrease in the provision for loan and lease losses.

Net interest income decreased $16 million, or 15%, from the first quarter of 2010 primarily due to a decrease in yields on average interest earning assets and a $3 million decrease in the accretion of discounts on loans associated with the acquisition of First Charter in 2008. Provision for loan and lease losses decreased $40 million, or 29%, for the three months ended March 31, 2011. Net charge-offs as a percent of average loans and leases decreased to 203 bp during the current quarter from 293 bp during the same quarter last year. The net-charge off ratio for residential mortgage loans declined from 450 bp to 333 bp during the three months ended March 31, 2011. The decrease in provision for loan and lease losses from the prior year quarter and decline in net charge-offs was the result of improved economic conditions and actions taken by the Bancorp which included the sale of $228 million of portfolio loans during the third quarter of 2010.

Noninterest income decreased $39 million, or 25%, as the result of a decline in mortgage banking net revenue partially offset by an increase in other noninterest income. Mortgage banking net revenue decreased $46 million, or 32%, from the same quarter last year primarily due to a $41 million decrease in net servicing revenue. The decrease in net servicing revenue was driven by reductions in net valuation adjustments on MSR derivatives of $85 million partially offset by a $44 million impact related to the change in the impairment on servicing rights compared to the prior year quarter as there was a $37 million recovery during the current quarter and a $7 million temporary impairment during the same quarter last year. Revenue from originations and gains on loan sales decreased $4 million as sales margins declined due to an increase in mortgage rates and changes in pricing from government sponsored entities. Residential mortgage loans serviced for others at March 31, 2011 and 2010 were $55.4 billion and $50.3 billion, respectively. Other noninterest income increased $7 million primarily due to $5 million of securities gains related to mortgage servicing rights hedging activities compared to no securities sales during the prior year quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $39 million, or 33%, due to increases in salaries, incentives and benefits and other noninterest expense. Salaries, incentives and benefits increased $7 million, or 18%, from the same quarter last year due to higher mortgage loan originations in the current quarter compared to the same quarter last year. Other noninterest expense increased $32 million, or 40%, for the three months ended March 31, 2011 as losses and adjustments from lending activities and core operational and information technology expenses increased compared to the prior year quarter.

Average consumer loans increased $630 million, or three percent, compared to the three months ended March 31, 2010, as an increase in automobile loans was partially offset by a decrease in consumer leases and home equity loans. The increase in automobile loans of $923 million, or 10%, was due to a strategic focus to increase automobile lending during 2010 through consistent and competitive pricing, enhanced customer service with our dealership network and disciplined sales execution. Average consumer leases decreased $227 million, or 48%, due to a continued runoff of consumer leases, which were discontinued in the fourth quarter of 2008. Average home equity loans decreased $126 million, or 14% due to a continued run off of brokered home equity loans.

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

TABLE 22: Investment Advisors
	For the three months ended March 31,
($ in millions)	2011	2010
Income Statement Data
Net interest income	$28	38
Provision for loan and lease losses	5	13
Noninterest income:
Investment advisory revenue	95	88
Other noninterest income	3	3
Noninterest expense:
Salaries, incentives and benefits	43	37
Other noninterest expense	64	59
Income before taxes	14	20
Applicable income tax expense	5	7
Net income	$9	13
Average Balance Sheet Data
Loans and leases	$2,130	2,731
Core deposits	6,455	5,706

Net income decreased $4 million, or 31%, for the three months ended March 31, 2011, as a decrease in net interest income and increases in salaries, incentives and benefits and other noninterest expense were partially offset by a decrease in provision for loan and lease losses and an increase in investment advisory revenue.

Net interest income decreased $10 million, or 26%, from the first quarter of 2010 due to a decrease in average loans and leases and a decrease in the yield on interest earning assets. Provision for loan and lease losses decreased $8 million, or 62%, compared to the three months ended March 31, 2010. Net charge-offs decreased to 94 bp during the three months ended March 31, 2011 compared to 190 bp during the same quarter last year.

Noninterest income increased $7 million, or eight percent, compared to the three months ended March 31, 2010, due to an increase in investment advisory revenue. Investment advisory revenue increased $7 million due to increases in all major types of revenue within this category. Private Bank income increased $3 million, or nine percent, due to increased insurance production in both the retail and private bank channels. Securities and broker income increased $1 million, or six percent, due to continued expansion of the sales force and effective sales management, resulting in strong net asset and account growth. Institutional income increased $2 million, or 12%, from the three months ended March 31, 2010 due to the overall improvement in the market. Assets under care were $274 billion at March 31, 2011 compared to $190 billion at March 31, 2010, and managed assets were $26 billion at March 31, 2011 compared to $25 billion at December 31, 2010.

Noninterest expense increased $11 million, or 11%, compared to the three months ended March 31, 2010, due to an increase in salaries, incentives and benefits and other noninterest expense. Salaries, incentives and benefits increased $6 million, or 16%, primarily due to the expansion of the sales force and compensation related to improved performance in investment advisory revenue related fees. Other noninterest expense increased $5 million, or eight percent, primarily due to an increase in expenses associated with the revenue sharing agreement between Investment Advisors and Branch Banking.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average loans and leases decreased $601 million, or 22%, for the three months ended March 31, 2011, primarily due to a $368 million decline in home equity loans as a result of a decrease in demand among the Bancorp’s high net worth customers due to excess liquidity. Average core deposits increased $749 million, or 13%, compared to the three months ended March 31, 2010, primarily due to growth in interest checking and foreign deposits as customers have opted to maintain excess funds in liquid transaction accounts as rates continue to be near historic lows.

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains and losses, certain non-core deposit funding, unassigned equity, provision expense in excess of net charge-offs or income from the reduction of the ALLL, the payment of preferred stock dividends and certain support activities and other items not attributed to the business segments.

The results for the three months ended March 31, 2011 were impacted by $199 million in income due to a reduction in the ALLL compared to $9 million of provision expense in excess of net charge-offs during the three months ended March 31, 2010. The decrease in provision expense was due to a decrease in nonperforming loans and leases, improved delinquencies in commercial and consumer loans and leases and continued improvement in credit trends as general economic conditions continued to show signs of moderation within the Bancorp’s footprint. The results were negatively impacted by the acceleration of $153 million in accretion of the remaining issuance discount on the Series F preferred stock in connection with the redemption of the preferred stock on March 2, 2011. This resulted in dividends on preferred stock of $177 million during the three months ended March 31, 2011, compared to $62 million during the three months ended March 31, 2010.

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

The assumption of risk requires robust and active risk management practices that comprise an integrated and comprehensive set of activities, measures and strategies that apply to the entire organization. The Bancorp has established a Risk Appetite Framework that provides the foundations of corporate risk capacity, risk appetite and risk tolerances. The Bancorp’s risk capacity is represented by its available financial resources. Risk capacity sets an absolute limit on risk-assumption in the Bancorp’s annual and strategic plans. The Bancorp understands that not all financial resources may persist as viable loss buffers over time. Further, consideration must be given to planned or foreseeable events that would reduce risk capacity. Those factors take the form of capacity adjustments to arrive at an Operating Risk Capacity. Operating Risk Capacity represents the operating risk level the Bancorp can assume while maintaining its solvency standard. The Bancorp’s policy currently discounts its Operating Risk Capacity by a minimum of five percent to provide a buffer; as a result, the Bancorp’s risk appetite is limited by policy to, at most, 95% of its Operating Risk Capacity.

Economic capital is the amount of unencumbered financial resources necessary to support the Bancorp’s risks. The Bancorp measures economic capital under the assumption that it expects to maintain debt ratings at strong investment grade levels over time. The Bancorp’s capital policies require that the economic capital necessary in its business not exceed its Operating Risk Capacity less the aforementioned buffer.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

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

Overview

General economic conditions started to improve during 2010 and the economy continued showing signs of stabilization in the first quarter of 2011. Geographically, the Bancorp continues to experience the most stress in Michigan and Florida due to the decline in real estate values. Real estate value deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn. Among commercial portfolios, the homebuilder and developer and the remaining non-owner occupied commercial real estate portfolios remained under stress throughout 2010 and into 2011.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in the fourth quarter of 2007 and new commercial non-owner occupied real estate lending in the second quarter of 2008, discontinued the origination of brokered home equity products at the end of 2007 and tightened underwriting standards across both the commercial and consumer loan product offerings. Since the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries, the Bancorp has sold certain consumer loans and sold or transferred to held for sale certain commercial loans. Throughout 2010 and in the first quarter of 2011, the Bancorp continued to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, tightening underwriting standards on commercial loans and across the consumer loan portfolio, as well as utilizing expanded commercial and consumer loan workout teams. In the financial services industry, there has been heightened focus on foreclosure activity and processes. Fifth Third actively works with borrowers experiencing difficulties and has regularly modified or provided forbearance to borrowers where a workable solution could be found. Foreclosure is a last resort, and the Bancorp undertakes foreclosures only when it believes they are necessary and appropriate and are careful to ensure that customer and loan data are accurate. Reviews of the Bancorp’s foreclosure process and procedures conducted last year did not reveal any material deficiencies. These reviews have been expanded and extended in 2011 to improve our processes as additional aspects of the industry’s foreclosure practices have come under intensified scrutiny and criticism. These reviews are ongoing and the Bancorp may determine to amend its processes and procedures as a result of these reviews. While any impact to the Bancorp that ultimately results from continued reviews cannot yet be determined, management currently believes that such impact will not materially adversely affect the Bancorp’s results of operations, liquidity or capital resources.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Commercial Portfolio

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. The Bancorp has commercial loan concentration limits based on industry, lines of business within the commercial segment, geography and credit product type.

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

TABLE 23: Commercial Loan and Lease Portfolio (excluding loans held for sale)
	2011			2010
As of March 31 ($ in Millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Real estate	$8,090	9,281	345	$9,648	11,174	761
Manufacturing	7,392	14,732	117	6,578	13,551	197
Financial services and insurance	3,782	8,423	65	4,332	8,762	94
Healthcare	3,406	5,123	29	3,135	5,146	61
Business services	3,397	5,253	67	2,663	4,740	56
Wholesale trade	3,059	5,709	76	2,415	4,708	46
Construction	2,611	3,868	224	3,453	4,951	570
Retail trade	2,379	5,300	49	2,691	5,463	82
Transportation and warehousing	2,043	2,537	14	2,480	2,968	58
Other services	1,078	1,457	44	1,067	1,660	34
Communication and information	1,061	1,688	7	788	1,397	8
Accommodation and food	1,026	1,579	61	1,004	1,490	59
Mining	912	1,647	-	772	1,186	20
Entertainment and recreation	794	1,044	18	728	936	16
Public administration	619	825	4	677	971	9
Utilities	604	1,684	-	505	1,400	-
Agribusiness	445	570	81	533	700	72
Individuals	418	473	8	715	890	23
Other	85	149	2	356	772	6
Total	$43,201	71,342	1,211	$44,540	72,865	2,172
By loan size:
Less than $200,000	3%	2	7	3%	2	5
$200,000 to $1 million	10	7	24	12	9	20
$1 million to $5 million	21	17	30	24	20	36
$5 million to $10 million	13	11	9	13	11	17
$10 million to $25 million	26	26	25	24	25	18
Greater than $25 million	27	37	5	24	33	4
Total	100%	100	100	100%	100	100
By state:
Ohio	25%	29	15	27%	30	16
Michigan	15	13	21	16	14	17
Florida	8	7	16	9	7	25
Illinois	8	8	13	8	9	9
Indiana	6	6	8	6	6	5
Kentucky	5	4	4	5	4	5
North Carolina	3	3	3	3	3	6
Tennessee	3	3	1	2	3	3
Pennsylvania	2	2	2	2	2	-
All other states	25	25	17	22	22	14
Total	100%	100	100	100%	100	100

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas. Tables 24 – 27 provide analysis of each of the categories of loans (excluding loans held for sale) by state as of and for the three months ended March 31, 2011 and 2010.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 24: Non-Owner Occupied Commercial Real Estate
As of March 31, 2011 ($ in millions)					For the three months ended March 31, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$2,232	2,494	24	93	24
Michigan	1,627	1,736	-	72	11
Florida	930	985	2	105	5
Illinois	498	583	-	60	10
Indiana	375	438	-	22	2
North Carolina	359	410	1	31	1
All other states	677	747	-	28	6
Total	$6,698	7,393	27	411	59

TABLE 25: Non-Owner Occupied Commercial Real Estate
As of March 31, 2010 ($ in millions)					For the three months ended March 31, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$2,871	3,126	12	177	21
Michigan	2,067	2,186	7	165	41
Florida	1,455	1,525	5	351	33
Illinois	779	895	13	80	14
Indiana	478	496	-	43	10
North Carolina	658	686	2	123	13
All other states	976	1,074	3	137	12
Total	$9,284	9,988	42	1,076	144

TABLE 26: Home Builder and Developer
As of March 31, 2011 ($ in millions)					For the three months ended March 31, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$189	278	-	31	13
Michigan	146	190	-	16	2
Florida	97	109	-	37	3
North Carolina	66	80	-	13	-
Indiana	59	75	-	11	-
Illinois	29	50	-	11	1
All other states	65	89	1	11	3
Total	$651	871	1	130	22
(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $131 and a total exposure of $257 are also included in Table 24: Non-Owner Occupied Commercial Real Estate

TABLE 27: Home Builder and Developer
As of March 31, 2010 ($ in millions)					For the three months ended March 31, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$303	463	1	61	6
Florida	286	303	-	126	14
Michigan	223	289	2	64	28
North Carolina	192	208	2	80	7
Indiana	93	119	-	12	7
Illinois	65	103	-	12	6
All other states	162	210	1	57	13
Total	$1,324	1,695	6	412	81
(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $183 and a total exposure of $410 are also included in Table 25: Non-Owner Occupied Commercial Real Estate.

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

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable rate residential mortgage loans. Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $1.3 billion of adjustable rate residential mortgage loans will have rate resets during the next 12 months, with less than one percent of those resets expected to experience an increase in monthly payments.

Certain residential mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high LTV ratios, multiple loans on the same collateral that when combined result in an LTV greater than 80% (80/20 loans) and interest-only loans. The Bancorp monitors residential mortgage loans with greater than 80% LTV ratio and no mortgage insurance as it believes these loans represent a higher level of risk. The following tables provide analysis of the residential mortgage loans outstanding with a greater than 80% LTV ratio and no mortgage insurance as of and for the three months ended March 31, 2011 and 2010.

TABLE 28: Residential Mortgage Loans Outstanding, LTV Greater than 80%, No Mortgage Insurance
As of March 31, 2011 ($ in millions)				For the three months ended March 31, 2011
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$576	4	25	4
Michigan	299	1	16	5
Florida	284	4	25	12
North Carolina	125	3	4	1
Indiana	112	1	4	1
Kentucky	77	1	3	-
Illinois	77	1	1	-
All other states	119	1	4	2
Total	$1,669	16	82	25

TABLE 29: Residential Mortgage Loans Outstanding, LTV Greater than 80%, No Mortgage Insurance
As of March 31, 2010 ($ in millions)				For the three months ended March 31, 2010
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$660	6	24	4
Michigan	340	2	10	6
Florida	371	8	48	12
North Carolina	155	3	7	7
Indiana	141	1	7	1
Kentucky	90	1	3	-
Illinois	60	1	4	2
All other states	138	2	4	1
Total	$1,955	24	107	33

Home Equity Portfolio

The home equity portfolio is managed in two categories: loans outstanding with a LTV greater than 80% and those loans with a LTV of less than 80%. The carrying value of the greater than 80% LTV home equity loans and less than 80% LTV home equity loans were $4.4 billion and $6.8 billion, respectively, as of March 31, 2011. Of the total $11.2 billion of outstanding home equity loans, 82% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois. The portfolio had an average FICO score of 732 as of March 31, 2011, compared to 730 as of March 31, 2010.

Quantitative and Qualitative Disclosures About Market Risk (continued)

The Bancorp actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following tables provide analysis of these loans as of and for the three months ended March 31, 2011 and 2010.

TABLE 30: Home Equity Loans Outstanding with LTV Greater than 80%
As of March 31, 2011 ($ in millions)					For the three months ended March 31, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,501	2,215	10	7	9
Michigan	951	1,272	9	5	10
Illinois	465	648	5	2	4
Indiana	424	614	3	3	3
Kentucky	396	591	3	2	2
Florida	160	206	5	4	6
All other states	442	548	5	4	6
Total	$4,339	6,094	40	27	40

TABLE 31: Home Equity Loans Outstanding with LTV Greater than 80%
As of March 31, 2010 ($ in millions)					For the three months ended March 31, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,691	2,421	11	6	10
Michigan	1,076	1,401	11	6	14
Illinois	510	696	6	3	4
Indiana	493	685	3	2	4
Kentucky	460	660	3	2	3
Florida	188	237	5	2	6
All other states	512	608	8	3	8
Total	$4,930	6,708	47	24	49

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of March 31, 2011, the automobile loan portfolio was comprised of approximately 48% in new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100% as of March 31, 2011 and 2010, respectively.

TABLE 32: Automobile Loans Outstanding with LTV Greater than 100%
As of March 31, 2011 ($ in millions)				For the three months ended March 31, 2011
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$430	-	-	1
Illinois	355	-	-	1
Michigan	262	-	-	1
Indiana	200	-	-	1
Florida	197	-	-	1
Kentucky	172	-	-	1
All other states	2,429	5	2	7
Total	$4,045	5	2	13

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 33: Automobile Loans Outstanding with LTV Greater than 100%
As of March 31, 2010 ($ in millions)				For the three months ended March 31, 2010
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$476	1	-	2
Illinois	421	1	-	2
Michigan	288	1	-	1
Indiana	243	-	-	1
Florida	213	1	-	2
Kentucky	206	-	-	1
All other states	2,348	4	1	12
Total	$4,195	8	1	21

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms and credit card loans that have not yet met the requirements to be considered a performing asset; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 34. Typically, commercial loans, home equity, automobile and other consumer loans and leases are reported on nonaccrual status if principal or interest has been in default for 90 days or more unless the loan is both well-secured and in the process of collection. Residential mortgage loans are typically placed on nonaccrual status when principal and interest payments have become past due 150 days unless such loans are both well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premiums, accretion of loan discounts and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued, but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of the principal is deemed a loss, the loss amount is charged off to the ALLL.

Total nonperforming assets, including loans held for sale, were $2.3 billion at March 31, 2011, compared to $2.5 billion at December 31, 2010 and $3.4 billion at March 31, 2010. At March 31, 2011, $216 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $294 million and $243 million at December 31, 2010 and March 31, 2010, respectively. Nonperforming assets as a percentage of total loans, leases and other assets, including OREO and nonaccrual loans held for sale as of March 31, 2011 was 2.96%, compared to 3.08% as of December 31, 2010 and 4.24% as of March 31, 2010. Excluding the nonaccrual loans held for sale, nonperforming assets as a percentage of total loans, leases and other assets, including OREO was 2.73% as of March 31, 2011, compared to 2.79% as of December 31, 2010 and 4.02% as of March 31, 2010. The composition of nonaccrual credits continues to be concentrated in real estate as 67% of nonaccrual credits were secured by real estate as of March 31, 2011, compared to 66% as of December 31, 2010 and 75% as of March 31, 2010.

Commercial nonperforming loans and leases were $1.4 billion at March 31, 2011, a decrease of $81 million from December 31, 2010 and a decrease of $988 million from March 31, 2010, which was due to the impact of previous loss mitigation actions and moderation in general economic conditions. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at March 31, 2011 were relatively flat compared to December 31, 2010, and decreased $961 million compared to March 31, 2010. The decrease from March 31, 2010 was primarily the result of the previously discussed factors and the impact of commercial nonperforming loans that were transferred to held for sale during the third quarter of 2010. The Bancorp transferred commercial loans with a carrying of $961 million, prior to transfer, to held for sale during the third quarter of 2010, of which $694 million were nonperforming. At March 31, 2011 the remaining carrying balance of these loans was $152 million.

Consumer nonperforming loans and leases were $434 million at March 31, 2011, a decrease of $32 million from December 31, 2010 and a decrease of $127 million from March 31, 2010. The decrease compared to December 31, 2010 was primarily the result of a $24 million decrease in other consumer loans and leases due to charge-offs taken on certain consumer loans, acquired during the fourth quarter of 2010, as the result of a foreclosure on a commercial loan collateralized by individual consumer loans. These loans had a carrying balance of $57 million at March 31, 2011 compared to $78 million at December 31, 2010. The decrease in consumer nonperforming loans and leases compared to March 31, 2010 was primarily the result of the sale of $205 million of nonperforming residential mortgage loans during the third quarter of 2010, partially offset by the previously mentioned foreclosure which resulted in the addition of individual consumer loans that had a carrying balance at March 31, 2011 of $57 million. Consumer restructured loans on accrual status totaled $1.6 billion at March 31, 2011 and December 31, 2010, and $1.5 billion at March 31, 2010. As of March 31, 2011, redefault rates on restructured residential mortgage, home equity loans and credit card loans were 25%, 17% and 23%, respectively.

OREO and other repossessed property was $481 million at March 31, 2011, compared to $494 million at December 31, 2010 and $396 million at March 31, 2010. At March 31, 2011, OREO totaled $461 million compared to $467 million at December 31, 2010 and $375 million at March 31, 2010. The decrease from December 31, 2010 was due to improvements in general economic conditions. The increase from March 31, 2010 was primarily the result of an increase in commercial OREO driven by higher levels of foreclosures securing commercial mortgage loans partially offset by improvements in residential mortgage OREO balances. Properties in Michigan and Florida accounted for 44% of foreclosed real estate at March 31, 2011, compared to 49% at December 31, 2010 and 42% at March 31, 2010.

Quantitative and Qualitative Disclosures About Market Risk (continued)

For the three months ended March 31, 2011 and 2010, interest income of $33 million and $49 million, respectively, would have been recorded if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although this value helps demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

TABLE 34: Summary of Nonperforming Assets and Delinquent Loans
($ in millions)	March 31, 2011	December 31, 2010	March 31, 2010
Nonaccrual loans and leases:
Commercial and industrial loans	$477	473	746
Commercial mortgage loans	415	407	853
Commercial construction loans	159	182	479
Commercial leases	11	11	55
Residential mortgage loans	140	152	266
Home equity	24	23	23
Automobile loans	1	1	1
Other consumer loans and leases	60	84	-
Restructured loans and leases:
Commercial and industrial loans	95	95	20
Commercial mortgage loans	38	28	10
Commercial construction loans	9	10	9
Commercial leases	7	8	-
Residential mortgage loans	121	116	142
Home equity	32	33	27
Automobile loans	2	2	1
Credit card	54	55	101
Total nonperforming loans and leases	1,645	1,680	2,733
OREO and other repossessed property	481	494	396
Total nonperforming assets	2,126	2,174	3,129
Nonaccrual loans held for sale	216	294	243
Total nonperforming assets including loans held for sale	$2,342	2,468	3,372
90 days past due loans and leases:
Commercial and industrial loans	$8	16	63
Commercial mortgage loans	8	11	44
Commercial construction loans	23	3	9
Commercial leases	-	-	4
Residential mortgage loans(b)	98	100	157
Home equity	84	89	89
Automobile loans	9	13	13
Credit card and other	36	42	57
Total 90 days past due loans and leases	$266	274	436
Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(a)	2.73%	2.79	4.02
Allowance for loan and lease losses as a percent of nonperforming assets(a)	132	138	122
(a)	Excludes nonaccrual loans held for sale.
(b)	Information for all periods presented excludes advances made pursuant to servicing agreements to GNMA mortgage loan pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of March 31, 2011, December 31, 2010 and March 31, 2010, these advances were $298, $284, and $167, respectively.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 35: Performing and Nonperforming TDRs
	Performing
As of March 31, 2011 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total

Commercial	$241	2	-	149	$392
Residential mortgages(a)	975	61	48	121	1,205
Home equity	368	39	-	32	439
Credit card	45	-	-	54	99
Other consumer	35	2	-	2	39

Total	$1,664	104	48	358	$2,174

(a)	Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of March 31, 2011, these advances represented $40 of current loans, $10 of 30-89 days past due loans and $24 of 90 days or more past due loans.

Analysis of Net Loan Charge-offs

Net charge-offs were 192 bp of average loans and leases for the three months ended March 31, 2011, compared to 301 bp for the three months ended March 31, 2010. Table 36 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average commercial loans and leases decreased to 152 bp during the three months ended March 31, 2011, compared to 307 bp during the three months ended March 31, 2010, as the result of a $178 million decrease in net charge-offs compared to the three months ended March 31, 2010. The decrease in net charge-offs was primarily due to improvements in general economic conditions and actions taken by the Bancorp to address problems loans such as suspending homebuilder and developer lending and non-owner occupied commercial real estate lending in 2007 and 2008, respectively, and tightened underwriting standards across all commercial loan product offerings. In addition, the Bancorp implemented other loss mitigation strategies that included the previously mentioned sale of troubled loans during the third quarter of 2010. Net charge-offs for the three months ended March 31, 2011 included $59 million related to non-owner occupied commercial real estate compared to $144 million during the three months ended March 31, 2010. Net charge-offs on these loans represented 36% and 42% of total commercial loan and lease net charge-offs during the three months ended March 31, 2011 and March 31, 2010, respectively.

The ratio of consumer loan and lease net charge-offs to average consumer loans and leases decreased to 243 bp during the three months ended March 31, 2011, compared to 293 bp during the three months ended March 31, 2010, primarily as the result of a $37 million decrease in net charge-offs compared to the three months ended March 31, 2010. Residential mortgage loan net charge-offs decreased $23 million from three months ended March 31, 2010 due to improvements in delinquencies and a decrease in the average loss recorded per charge-off. Residential mortgage net charge-offs in Florida decreased $9 million from the three months ended March 31, 2010, but accounted for approximately 57% of residential mortgage net-charge offs during the three months ended March 31, 2011, compared to 53% during the three months ended March 31, 2010.

Home equity net charge-offs decreased $10 million compared to the three months ended March 31, 2010, primarily due to decreases in net charge-offs in the Michigan market and reduced net charge-offs of brokered home equity products. Management responded to the performance of the brokered home equity portfolio by eliminating this channel of origination in 2007. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loan net charge-offs decreased $11 million compared to the three months ended March 31, 2010, due to tighter underwriting standards implemented in 2008, maturation of the automobile loan portfolio and improving delinquency trends.

Credit card net charge-offs decreased $13 million compared to the three months ended March 31, 2010, reflecting improving delinquency trends, aggressive line management, and stabilization in unemployment levels. The Bancorp employs a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Other consumer loan net charge-offs increased $20 million compared to the three months ended March 31, 2010 due to charge-offs associated with certain consumer loans that were acquired during the fourth quarter of 2010 when the Bancorp foreclosed on a commercial loan that was collateralized by individual consumer loans.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 36: Summary of Credit Loss Experience
For the three months ended March 31 ($ in millions)	2011	2010
Losses charged off:
Commercial and industrial loans	$(90)	$(175)
Commercial mortgage loans	(58)	(102)
Commercial construction loans	(27)	(80)
Commercial leases	(1)	(4)
Residential mortgage loans	(67)	(88)
Home equity	(66)	(75)
Automobile loans	(28)	(44)
Credit card	(33)	(46)
Other consumer loans and leases	(27)	(8)

Total losses:	(397)	(622)
Recoveries of losses previously charged off:
Commercial and industrial loans	7	14
Commercial mortgage loans	4	3
Commercial construction loans	1	2
Commercial leases	-	-
Residential mortgage loans	2	-
Home equity	3	2
Automobile loans	8	13
Credit card	2	2
Other consumer loans and leases	3	4

Total recoveries	30	40
Net losses charged off:
Commercial and industrial loans	(83)	(161)
Commercial mortgage loans	(54)	(99)
Commercial construction loans	(26)	(78)
Commercial leases	(1)	(4)
Residential mortgage loans	(65)	(88)
Home equity	(63)	(73)
Automobile loans	(20)	(31)
Credit card	(31)	(44)
Other consumer loans and leases	(24)	(4)

Total net losses charged off:	$(367)	$(582)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	1.22%	2.49%
Commercial mortgage loans	2.04	3.42
Commercial construction loans	5.24	8.57
Commercial leases	0.04	0.44

Total commercial loans	1.52	3.07

Residential mortgage loans	2.83	4.46
Home equity	2.23	2.38
Automobile loans	0.73	1.27
Credit card	6.60	9.23
Other consumer loans and leases	17.16	2.07

Total consumer loans and leases	2.43	2.93

Total net losses charged off:	1.92%	3.01%

Allowance for Credit Losses

The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. The ALLL provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the ALLL each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall ALLL, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall percentage level of the ALLL. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio. More information on the ALLL can be found in Management’s Discussion and Analysis – Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 37: Changes in Allowance for Credit Losses
	For the Three Months Ended March 31,
($ in millions)	2011	2010
ALLL:
Balance at January 1,	$3,004	3,749
Impact of change in accounting principle	-	45
Losses charged off	(397)	(622)
Recoveries of losses previously charged off	30	40
Provision for loan and lease losses	168	590
Balance at March 31,	$2,805	3,802

Reserve for unfunded commitments:
Balance at January 1,	$227	294
Impact of change in accounting principle	-	(43)
Provision for loan and lease losses	(16)	9
Balance at March 31,	$211	260

In the first quarter of 2011, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the allowance for loan and lease losses and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the allowance for loan and lease losses, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the allowance for loan and lease losses. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

Certain inherent, but unconfirmed losses are probable within the loan and lease portfolio. The Bancorp’s current methodology for determining the level of losses is based on historical loss rates, current credit grades, specific allocation on impaired commercial credits above specified thresholds and other qualitative adjustments. Due to the heavy reliance on realized historical losses and the credit grade rating process, the model-derived required reserves tend to slightly lag behind the deterioration in the portfolio, in a stable or deteriorating credit environment, and tend not to be as responsive when improved conditions have presented themselves. Given these model limitations, the qualitative adjustment factors may be incremental or decremental to the quantitative model results.

An unallocated component to the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases at March 31, 2011 and December 31, 2010 was .19%, or five percent, of the total allowance, compared to .25%, or five percent, of the total allowance, as of March 31, 2010. The unallocated allowance was held consistent to the total ALLL due to many of the impacts of recent economic events being more fully incorporated into the historical general economic factors including real estate values in certain of the Bancorp’s lending markets.

As shown in Table 38, the ALLL as a percent of the total loan and lease portfolio was 3.62% at March 31, 2011, compared to 3.88% at December 31, 2010 and 4.91% at March 31, 2010. The ALLL was $2.8 billion as of March 31, 2011, compared to $3.0 billion at December 31, 2010 and $3.8 billion at March 31, 2010. The decrease is reflective of a number of factors including decreases in net charge-offs and delinquencies and signs of moderation in general economic conditions during 2010 and into 2011.

The Bancorp’s determination of the allowance for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $148 million at March 31, 2011. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $81 million at March 31, 2011. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 38: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases
($ in millions)	March 31, 2011		December 31, 2010	March 31, 2010
Allowance attributed to:
Commercial and industrial loans	$1,093		1,123	1,325
Commercial mortgage loans	526		597	803
Commercial construction loans	140		158	349
Commercial leases	96		111	111
Residential mortgage loans	286		310	376
Home equity	241		265	285
Automobile loans	70		73	136
Credit card	153		158	193
Other consumer loans and leases	55		59	27
Unallocated	145		150	197
Total ALLL	$2,805		3,004	3,802
Portfolio loans and leases:
Commercial and industrial loans	$27,344		27,191	26,131
Commercial mortgage loans	10,510		10,845	11,744
Commercial construction loans	1,980		2,048	3,277
Commercial leases	3,367		3,378	3,388
Residential mortgage loans	9,530		8,956	7,918
Home equity	11,222		11,513	12,186
Automobile loans	11,129		10,983	10,180
Credit card	1,821		1,896	1,863
Other consumer loans and leases	562		681	736
Total portfolio loans and leases	$77,465		77,491	77,423
Attributed allowance as a percent of respective portfolio loans and leases:
Commercial and industrial loans	4.00	%	4.13	5.07
Commercial mortgage loans	5.00		5.50	6.84
Commercial construction loans	7.07		7.71	10.64
Commercial leases	2.85		3.29	3.27
Residential mortgage loans	3.00		3.35	4.75
Home equity	2.15		2.30	2.34
Automobile loans	0.63		0.66	1.34
Credit card	8.40		8.33	10.36
Other consumer loans and leases	9.79		8.66	3.67
Unallocated (as a percent of total portfolio loans and leases)	0.19		0.19	0.25
Total portfolio loans and leases	3.62	%	3.88	4.91

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. Actual results may differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Bancorp’s Executive ALCO, which includes senior management representatives and is accountable to the Enterprise Risk Management Committee, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming a 100 bp parallel ramped increase and a 200 bp parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses at March 31, 2011. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

At March 31, 2011, the Bancorp’s interest rate risk profile reflects moderate asset sensitivity in year one with increased asset sensitivity in year two. Table 39 shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of March 31, 2011:

TABLE 39: Estimated NII Sensitivity Profile
	Percent Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	0.98%	4.37	(5.00)	(7.00)
+ 100	0.57	2.52	-	-

Economic Value of Equity

The Bancorp also employs EVE as a measurement tool in managing interest rate risk. Whereas the earnings simulation highlights exposures over a relatively short time horizon, the EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The EVE of the balance sheet, at a point in time, is defined as the discounted present value of asset and derivative cash flows less the discounted value of liability cash flows. The sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the earnings simulation model. As with the earnings simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving prepayments and the expected changes in balances and pricing of transaction deposit portfolios.

The following table shows the Bancorp’s EVE sensitivity profile as of March 31, 2011:

TABLE 40: Estimated EVE Sensitivity Profile
Change in Interest Rates (bp)	Change in EVE	ALCO Policy Limits
+ 200	(0.20)%	(15.00)
+ 100	0.09
+ 25	0.03
- 25	(0.14)

This EVE profile suggests a slight positive effect from rate increases of 25 bp and 100 bp, with an adverse impact occurring as rates rise 200 bp. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate the adverse impact of changes in interest rates. The NII simulation and EVE analyses do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

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

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 41 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of March 31, 2011. Additionally, Table 42 displays a summary of expected principal cash flows occurring after one year for both fixed and floating/adjustable rate loans, as of March 31, 2011.

TABLE 41: Portfolio Loan and Lease Contractual Maturities
($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$9,663	15,036	2,645	27,344
Commercial mortgage loans	5,534	4,379	597	10,510
Commercial construction loans	1,098	640	242	1,980
Commercial leases	521	1,373	1,473	3,367
Subtotal - commercial loans and leases	16,816	21,428	4,957	43,201
Residential mortgage loans	1,473	3,907	4,150	9,530
Home equity	1,568	4,248	5,406	11,222
Automobile loans	4,364	6,452	313	11,129
Credit card	177	1,644	-	1,821
Other consumer loans and leases	362	128	72	562
Subtotal - consumer loans and leases	7,944	16,379	9,941	34,264
Total	$24,760	37,807	14,898	77,465

TABLE 42: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year
	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$2,972	14,709
Commercial mortgage loans	1,488	3,488
Commercial construction loans	252	630
Commercial leases	2,845	1
Subtotal - commercial loans and leases	7,557	18,828
Residential mortgage loans	5,439	2,618
Home equity	1,363	8,291
Automobile loans	6,707	58
Credit card	777	867
Other consumer loans and leases	159	41
Subtotal - consumer loans and leases	14,445	11,875
Total	$22,002	30,703

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $894 million, $822 million and $725 million as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates were moderately higher throughout the first quarter of 2011 compared to the same prior year period. This increase caused modeled prepayment speeds to decrease, which led to a recovery of $37 million in temporary impairment on servicing rights during the three months ended March 31, 2011, compared to $7 million in temporary impairment during the three months ended March 31, 2010. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Offsetting the mortgage

Quantitative and Qualitative Disclosures About Market Risk (continued)

servicing rights valuation, the Bancorp recognized net losses of $22 million on its non-qualifying hedging strategy for the three months ended March 31, 2011, compared to net gains of $58 million for the three months ended March 31, 2010. The net losses on the non-qualifying hedging strategy included $5 million of net gains on the sale of securities for the three months ended March 31, 2011. There was no sale activity during the first quarter of 2010. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2011, December 31, 2010 and March 31, 2010 was $296 million, $283 million and $228 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected levels of deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. A summary of certain obligations and commitments to make future payments under contracts is included in Note 12 of the Notes to Condensed Consolidated Financial Statements.

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

Projected contractual maturities from loan and lease repayments are included in Table 41 of the Market Risk Management section of MD&A. Of the $15.1 billion of securities in the Bancorp’s portfolio at March 31, 2011, $4.8 billion in principal and interest is expected to be received in the next 12 months and an additional $3.0 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, see the Investment Securities section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the three months ended March 31, 2011 and 2010, loans totaling $4.0 billion and $4.1 billion, respectively, were sold or transferred off-balance sheet. For further information on the transfer of financial assets, see Note 9 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 82% of its average total assets for the first quarter of 2011 compared to 81% for the fourth quarter of 2010 and 79% for the first quarter of 2010. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of March 31, 2011, $6.1 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations; however, access to these markets may depend on market conditions. The Bancorp also has $19.0 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $27.9 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

On January 25, 2011, the Bancorp raised $1.7 billion in new common equity through the issuance of 121,428,572 shares of common stock in an underwriting offering at an initial price of $14.00 per share. Additionally, on January 25, 2011, the Bancorp sold $1.0 billion in aggregate principal amount of 3.625% Senior Notes due January 25, 2016. Notes 11 and 17 of the Notes to Condensed Consolidated Financial Statements provide additional information regarding the Senior Notes and common equity offerings, respectively.

Quantitative and Qualitative Disclosures About Market Risk (continued)

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

As of May 9, 2011, the Bancorp had senior debt credit ratings of “Baa1” with Moody’s, “BBB” with Standard & Poor’s, “A-” with Fitch Ratings and “A (low)” with DBRS, Ltd. These ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. * Additional information on senior debt credit ratings is as follows:

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

On February 2, 2011, the Bancorp redeemed all 136,320 shares of its Series F Preferred Stock held by the U.S. Treasury totaling $3.4 billion. The Bancorp used the net proceeds from the common stock and senior notes offerings previously discussed and other funds to redeem the Series F Preferred Stock. In connection with the redemption of the Series F Preferred Stock, the Bancorp accelerated the accretion of the remaining issuance discount on the Series F Preferred Stock and recorded a corresponding reduction in retained earnings of $153 million. In addition, dividends of $15 million were paid on February 2, 2011 when the Series F Preferred Stock was redeemed.

On March 16, 2011, the Bancorp repurchased the warrant issued to the U.S. Treasury under the CPP for $280 million, which was recorded as a reduction to capital surplus in the Bancorp’s Condensed Consolidated Financial Statements.

Capital Ratios

The U.S banking agencies established quantitative measures that assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements. The U.S. banking agencies define “well-capitalized” ratios for Tier I and total risk-based capital as 6% and 10%, respectively. The Bancorp exceeded these “well-capitalized” ratios for all periods presented.

The Basel II advanced approach framework was finalized by U.S. banking agencies in 2007. Core banks, defined as those with consolidated total assets in excess of $250 billion or on balance sheet foreign exposures of $10 billion were required to adopt the advanced approach effective April 1, 2008. The Bancorp is not subject to the requirements of Basel II.

The 19 large bank holding companies assessed under SCAP were required to demonstrate that they met the 4% Tier I common equity ratio threshold for the period evaluated in the SCAP. The Bancorp exceeded this threshold for all periods presented. The Bancorp’s Tier I common equity ratio was 9.01% as of March 31, 2011 compared with 7.50% and 6.96% as of December 31, 2010 and March 31, 2010, respectively. The Bancorp manages the adequacy of its capital, including Tier I common equity, by conducting ongoing internal stress tests and ensuring the results are properly considered in capital planning. It is the intent of the Bancorp’s capital planning process to ensure that the Bancorp’s capital positions remain in excess of well-capitalized standards and any other regulatory requirements.

Quantitative and Qualitative Disclosures About Market Risk (continued)

The Dodd-Frank Act requires more stringent prudential standards, including capital and liquidity requirements, for larger institutions. It addresses the quality of capital components by limiting the degree to which certain hybrid instruments can be included. The Dodd-Frank Act will phase out the inclusion of certain trust preferred securities as a component of Tier I capital beginning January 1, 2013. At March 31, 2011, the Bancorp’s Tier I capital included $2.8 billion of trust preferred securities representing approximately 278 bp of risk-weighted assets.

In December 2010, the Basel Committee issued Basel III to enhance the international capital standards. It imposes a stricter definition of capital, with greater reliance on common equity and sets higher minimum capital requirements. It creates a new capital measure, Tier I Common Equity, which proposes changes to the current calculation of the Tier I common equity ratio by the Bancorp and several other financial institutions. The U.S. banking agencies are in the process of developing rules to implement the new capital standards. Management believes that the Bancorp’s capital levels will continue to exceed U.S. “well-capitalized” standards, including the adoption of U.S. rules that incorporate changes under Basel III, to the extent applicable.

On November 17, 2010, the FRB issued a revised temporary addendum to Supervision and Regulation letter 09-4, “Dividend Increases and Other Capital Distributions for the 19 Supervisory Capital Assessment Program Firms.” This letter required 19 financial institutions, including the Bancorp, to undergo a review of their capital planning processes and plans regarding capital redistribution and absorption activity. As part of this review, the Bancorp was required to submit a comprehensive capital plan in January 2011 that demonstrated its ability to withstand losses under “adverse” economic conditions over the next two years. The Bancorp submitted the required documentation in accordance with the regulatory timeline. The results of this assessment process were not made public. On March 18, 2011, the Bancorp announced that the FRB did not object to the Bancorp’s proposed capital plan, which included an increase in the quarterly dividend on its common shares in the first quarter of 2011 and the possible future redemption of certain trust preferred securities. As a result, on March 22, 2011, the Bancorp declared a first quarter 2011 cash dividend on its common shares of $.06, an increase of $.05 from its fourth quarter of 2010 dividend rate.

TABLE 43: Capital Ratios

($ in millions)	March 31, 2011		December 31, 2010	March 31, 2010
Average equity as a percent of average assets	11.77	%	12.22	11.92
Tangible equity as a percent of tangible assets (a)	8.76		10.42	9.67
Tangible common equity as a percent of tangible assets (a)	8.39		7.04	6.37

Tier I capital	$12,129		13,965	13,297
Total risk-based capital	16,173		18,173	17,417
Risk-weighted assets (b)	99,241		100,193	99,281

Regulatory capital ratios:
Tier I capital	12.22	%	13.94	13.39
Total risk-based capital	16.30		18.14	17.54
Tier I leverage	11.21		12.79	12.00
Tier I common equity (a)	9.01		7.50	6.96
(a)	For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.
(b)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp paid dividends per common share of $0.06 and $0.01 during the first quarter of 2011 and 2010, respectively.

The Bancorp’s Board of Directors had previously authorized management to purchase 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date.

Under the agreement with the U.S. Treasury, as part of the CPP, the Bancorp had agreed to limitations on dividends and restrictions on repurchases of its common stock. These limitations and restrictions were in effect until the Bancorp redeemed all $3.4 billion of its Series F preferred stock held by the U.S. Treasury on February 2, 2011.

Quantitative and Qualitative Disclosures About Market Risk (continued)

The Bancorp repurchased 9,157 shares during the first quarter of 2011 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization. At March 31, 2011, the Bancorp has a maximum of 19,201,518 shares that may yet be purchased as part of publicly announced plans or programs.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. A discussion in further detail of these transactions is as follows:

Residential Mortgage Loan Sales

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Such provisions include the loan’s compliance with applicable loan criteria, including certain documentation standards per agreements with unrelated third parties. Additional reasons for the Bancorp having to repurchase the loans include appraisal standards with the collateral, fraud related to the loan application and the rescission of mortgage insurance. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of March 31, 2011, December 31, 2010 and March 31, 2010, the Bancorp maintained reserves related to these loans sold with the representation and warranty recourse provisions totalling $73 million, $85 million and $66 million, respectively. For further information on residential mortgage loans sold with recourse, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

For the three months ended March 31, 2011 and 2010, the Bancorp paid $21 million and $6 million, respectively, in the form of make whole payments and repurchased approximately $26 million and $8 million, respectively, of loans to satisfy investor demands. Total repurchase demand requests during the first quarter of 2011 were $83 million, compared to $96 million during the first quarter of 2010. Total outstanding repurchase demand inventory was $146 million at March 31, 2011, compared to $162 million at December 31, 2010 and $175 million at March 31, 2010.

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of non-performance by the underlying borrowers is equivalent to the total outstanding balance. In the event of non-performance, the Bancorp has rights to the underlying collateral value securing the loan. At March 31, 2011 the outstanding balances on these loans sold with credit recourse were $917 million, compared to $916 million at December 31, 2010 and $1.1 billion at March 31, 2010. At March 31, 2011, December 31, 2010 and March 31, 2010, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of approximately $14 million, $16 million and $18 million, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

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

The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $122 million at March 31, 2011 and December 31 2010, and $182 million at March 31, 2010. The Bancorp maintained a reserve related to exposures within the reinsurance portfolio of $52 million as of March 31, 2011, $42 million as of December 31, 2010 and $53 million as of March 31, 2010. During the second quarter of 2010, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the third quarter of 2010, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $19 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $20 million and a decrease to the Bancorp’s maximum exposure of $53 million.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
($ in millions, except share data)	March 31, 2011	December 31, 2010	March 31, 2010
Assets
Cash and due from banks (a)	$2,121	2,159	2,133
Available-for-sale and other securities (b)	15,135	15,414	16,935
Held-to-maturity securities (c)	346	353	355
Trading securities	216	294	305
Other short-term investments (a)	2,481	1,515	3,904
Loans held for sale (d)	1,291	2,216	1,607
Portfolio loans and leases:

Commercial and industrial loans	27,344	27,191	26,131
Commercial mortgage loans (a)	10,510	10,845	11,744
Commercial construction loans	1,980	2,048	3,277
Commercial leases	3,367	3,378	3,388
Residential mortgage loans(e)	9,530	8,956	7,918
Home equity (a)	11,222	11,513	12,186
Automobile loans (a)	11,129	10,983	10,180
Credit card	1,821	1,896	1,863
Other consumer loans and leases	562	681	736
Portfolio loans and leases	77,465	77,491	77,423
Allowance for loan and lease losses(a)	(2,805)	(3,004)	(3,802)
Portfolio loans and leases, net	74,660	74,487	73,621
Bank premises and equipment	2,389	2,389	2,384
Operating lease equipment	513	479	492
Goodwill	2,417	2,417	2,417
Intangible assets	55	62	94
Servicing rights	894	822	725
Other assets (a)	7,967	8,400	7,679
Total Assets	$110,485	111,007	112,651
Liabilities
Deposits:
Demand	$22,066	21,413	19,482
Interest checking	18,597	18,560	19,126
Savings	21,697	20,903	19,099
Money market	5,184	5,035	4,782
Other time	7,043	7,728	11,643
Certificates - $100,000 and over	4,160	4,287	6,596
Foreign office and other	3,570	3,722	2,846
Total deposits	82,317	81,648	83,574
Federal funds purchased	332	279	271
Other short-term borrowings	1,297	1,574	1,359
Accrued taxes, interest and expenses	844	889	633
Other liabilities (a)	2,948	2,979	2,459
Long-term debt (a)	10,555	9,558	10,947
Total Liabilities	98,293	96,927	99,243
Equity
Common stock (f)	2,051	1,779	1,779
Preferred stock (g)	398	3,654	3,620
Capital surplus (h)	2,824	1,715	1,753
Retained earnings	6,752	6,719	6,169
Accumulated other comprehensive income	263	314	288
Treasury stock	(125)	(130)	(201)
Total Bancorp shareholders’ equity	12,163	14,051	13,408
Noncontrolling interest	29	29	-
Total Equity	12,192	14,080	13,408
Total Liabilities and Equity	$110,485	111,007	112,651

(a)

Includes $54, $52, and $71 of cash, $7, $7 and $7 of other short-term investments, $29, $29 and $0 of commercial mortgage loans, $236, $241 and $257 of home equity loans, $529, $648 and $1,065 of automobile loans, ($12), ($14) and ($23) of ALLL, $5, $7 and $17 of other assets, $10, $12 and $19 of other liabilities and $492, $692 and $1,174 of long-term debt from consolidated VIEs that are included in their respective captions above at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. See Note 8.

(b)	Amortized cost of $14,707, $14,919 and $16,523 at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.
(c)	Fair value of $346, $353 and $355 at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.
(d)	Includes $1,017, $1,892 and $1,089 of residential mortgage loans held for sale measured at fair value at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.
(e)	Includes $54, $46 and $36 of residential mortgage loans measured at fair value at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.
(f)

Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2011 – 918,728,008 (excludes 5,164,573 treasury shares), December 31, 2010 – 796,272,522 (excludes 5,231,666 treasury shares) and March 31, 2010 – 794,816,131 shares (excludes 6,688,056 treasury shares).

(g)

317,680 shares of undesignated no par value preferred stock are authorized of which none had been issued; 5.0% cumulative Series F perpetual preferred stock with a $25,000 liquidation preference: 136,320 issued and outstanding at December 31, 2010 and March 31, 2010, which were redeemed on February 2, 2011; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 16,450 issued and outstanding at March 31, 2011, 16,451 issued and outstanding at December 31, 2010 and March 31, 2010.

(h)

Includes a ten-year warrant initially valued at $239 to purchase up to 43,617,747 shares of common stock, no par value, related to Series F preferred stock, at an initial exercise price of $11.72 per share at December 31, 2010 and March 31, 2010, which was repurchased for $280 on March 16, 2011.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended March 31,
($ in millions, except per share data)	2011	2010
Interest Income
Interest and fees on loans and leases	$910	960
Interest on securities	149	182
Interest on other short-term investments	1	1
Total interest income	1,060	1,143
Interest Expense
Interest on deposits	106	171
Interest on other short-term borrowings	1	1
Interest on long-term debt	74	74
Total interest expense	181	246
Net Interest Income	879	897
Provision for loan and lease losses	168	590
Net Interest Income After Provision for Loan and Lease Losses	711	307
Noninterest Income
Service charges on deposits	124	142
Mortgage banking net revenue	102	152
Investment advisory revenue	98	91
Corporate banking revenue	86	81
Card and processing revenue	80	73
Other noninterest income	81	74
Securities gains, net	8	14
Securities gains, net - non-qualifying hedges on mortgage servicing rights	5	-
Total noninterest income	584	627
Noninterest Expense
Salaries, wages and incentives	351	329
Employee benefits	97	86
Net occupancy expense	77	76
Technology and communications	45	45
Equipment expense	29	30
Card and processing expense	29	25
Other noninterest expense	290	365
Total noninterest expense	918	956
Income (Loss) Before Income Taxes	377	(22)
Applicable income tax expense (benefit)	112	(12)
Net Income (Loss)	265	(10)
Less: Net income attributable to noncontrolling interest	-	-
Net Income (Loss) Attributable To Bancorp	265	(10)
Dividends on preferred stock	177	62
Net Income (Loss) Available to Common Shareholders	$88	(72)
Earnings Per Share	$0.10	(0.09)
Earnings Per Diluted Share	$0.10	(0.09)

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interest	Total Equity
Balance at December 31, 2009	$1,779	3,609	1,743	6,326	241	(201)	13,497		13,497
Net loss				(10)			(10)	-	(10)
Other comprehensive income					47		47		47
Comprehensive income							37	-	37
Cash dividends declared:
Common stock at $0.01 per share				(8)			(8)		(8)
Preferred stock				(51)			(51)		(51)
Accretion of preferred dividends, Series F		11		(11)			-		-
Stock-based compensation expense			10				10		10
Impact of cumulative effect of change in accounting principle				(77)			(77)		(77)
Balance at March 31, 2010	$1,779	3,620	1,753	6,169	288	(201)	13,408	-	13,408
Balance at December 31, 2010	$1,779	3,654	1,715	6,719	314	(130)	14,051	29	14,080
Net income				265			265	-	265
Other comprehensive loss					(51)		(51)		(51)
Comprehensive income							214	-	214
Cash dividends declared:
Common stock at $0.06 per share				(55)			(55)		(55)
Preferred stock				(24)			(24)		(24)
Issuance of common stock	272		1,376				1,648		1,648
Redemption of preferred shares, Series F		(3,408)					(3,408)		(3,408)
Redemption of stock warrant			(280)				(280)		(280)
Accretion of preferred dividends, Series F		153		(153)			-		-
Stock-based compensation expense			14			1	15		15
Stock-based awards exercised, including treasury shares issued			(3)			4	1		1
Loans repaid related to the exercise of stock based awards, net			1				1		1
Other		(1)	1			-	-		-
Balance at March 31, 2011	$2,051	398	2,824	6,752	263	(125)	12,163	29	12,192

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the three months ended March 31,
($ in millions)	2011	2010
Operating Activities
Net income (loss)	$265	(10)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and lease losses	168	590
Depreciation, amortization and accretion	112	97
Stock-based compensation expense	17	10
Provision for deferred income taxes	89	12
Realized securities gains	(8)	(18)
Realized securities gains – non-qualifying hedges on mortgage servicing rights	(5)	-
Realized securities losses	-	4
(Recovery) provision for mortgage servicing rights	(37)	7
Net gains on sales of loans and fair value adjustments on loans held for sale	(63)	(28)
Capitalized mortgage servicing rights	(63)	(56)
Proceeds from sales of loans held for sale	4,046	4,117
Loans originated for sale, net of repayments	(3,039)	(3,594)
Dividends representing return on equity method investments	3	1
Net change in:
Trading securities	80	51
Other assets	322	181
Accrued taxes, interest and expenses	(104)	(161)
Other liabilities	100	(293)
Net Cash Provided by Operating Activities	1,883	910
Investing Activities
Sales:
Available-for-sale securities	64	505
Loans	96	49
Disposal of bank premises and equipment	1	2
Repayments / maturities:
Available-for-sale securities	1,038	966
Held-to-maturity securities	6	-
Purchases:
Available-for-sale securities	(903)	(1,060)
Bank premises and equipment	(57)	(42)
Restricted cash from the initial consolidation of variable interest entities	-	63
Dividends representing return of equity method investments	5	4
Net change in:
Other short-term investments	(966)	(528)
Loans and leases	(544)	784
Operating lease equipment	(45)	(3)
Net Cash (Used in) Provided by Investing Activities	(1,305)	740
Financing Activities
Net change in:
Core deposits	796	399
Certificates - $100,000 and over, including other foreign office	(127)	(1,115)
Federal funds purchased	53	89
Other short-term borrowings	(277)	(178)
Dividends paid on common shares	(55)	(8)
Dividends paid on preferred shares	(24)	(51)
Proceeds from issuance of long-term debt	1,260	1
Repayment of long-term debt	(203)	(971)
Issuance of common shares	1,648	-
Redemption of preferred shares, Series F	(3,408)	-
Redemption of preferred stock warrant	(280)	-
Other, net	1	(1)
Net Cash Used In Financing Activities	(616)	(1,835)
Decrease in Cash and Due from Banks	(38)	(185)
Cash and Due from Banks at Beginning of Period	2,159	2,318
Cash and Due from Banks at End of Period	$2,121	2,133
Cash Payments
Interest	$172	259
Income taxes	15	19

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2011 and 2010, the results of operations for the three months ended March 31, 2011 and 2010, the cash flows for the three months ended March 31, 2011 and 2010 and the changes in equity for the three months ended March 31, 2011 and 2010. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the latest annual financial statements. The results of operations for the three months ended March 31, 2011 and 2010 and the cash flows and changes in equity for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2010 has been derived from the annual audited Consolidated Financial Statements of the Bancorp.

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

2. Supplemental Cash Flow Information

Noncash investing and financing activities are presented in the following table for the three months ended March 31:

($ in millions)	2011	2010
Transfers:
Portfolio loans to held for sale loans	$43	67
Held for sale loans to portfolio loans	11	35
Portfolio loans to OREO	106	169
Held for sale loans to OREO	10	28

Impact of change in accounting principle:
Decrease in available-for-sale securities, net	-	941
Increase in portfolio loans	-	2,217
Decrease in demand deposits	-	18
Increase in other short-term borrowings	-	122
Increase in long-term debt	-	1,344

3. Accounting and Reporting Developments

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued guidance that requires the Bancorp to disclose a greater level of disaggregated information about the credit quality of its loans and leases and the ALLL. The new guidance defines two levels of disaggregation – portfolio segment and class. A portfolio segment is defined as the level at which the Bancorp develops and documents a systematic method for determining its ALLL. Classes generally represent a further disaggregation of a portfolio segment based on certain risk characteristics. The disclosures relating to information as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosure requirements were adopted by the Bancorp as of December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. These new disclosures along with the disclosures required as of December 31, 2010, have been included in Note 6.

When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts

In December 2010, the FASB issued amended guidance to address questions about entities with reporting units with zero or negative carrying amounts. For those reporting units, the amended guidance requires the entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The Bancorp does not currently have any reporting units with zero or negative carrying amounts, and therefore the adoption of this guidance on January 1, 2011 did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued amended guidance to address the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amended guidance clarifies that for business combination(s) that occur

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

during the year, the Bancorp is required to disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual reporting period. The amended guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and will be effective for business combinations consummated by the Bancorp on or after January 1, 2011. The Bancorp has not consummated a business combination since such guidance became effective.

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued amended guidance clarifying whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties, for purposes of determining whether a restructuring constitutes a TDR. The amended guidance also requires the Bancorp to disclose new information about TDR’s, including qualitative and quantitative information by portfolio segment and class. The amended guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011, and for purposes of identifying TDR’s under the amended guidance, should be applied retrospectively to the beginning of the annual reporting period of adoption. The Bancorp is currently in the process of evaluating the impact of adopting the amended guidance on the Bancorp’s Condensed Consolidated Financial Statements.

4. Securities

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and held-to-maturity securities portfolios as of:

March 31, 2011 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$225	3	-	228
U.S. Government sponsored agencies	1,669	70	-	1,739
Obligations of states and political subdivisions	152	1	-	153
Agency mortgage-backed securities	10,439	385	(39)	10,785
Other bonds, notes and debentures	1,177	20	(14)	1,183
Other securities(a)	1,045	3	(1)	1,047
Total	$14,707	482	(54)	15,135
Held-to-maturity:
Obligations of states and political subdivisions	$341	-	-	341
Other debt securities	5	-	-	5
Total	$346	-	-	346

December 31, 2010 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$225	5	-	230
U.S. Government sponsored agencies	1,564	81	-	1,645
Obligations of states and political subdivisions	170	2	-	172
Agency mortgage-backed securities	10,570	435	(32)	10,973
Other bonds, notes and debentures	1,338	19	(15)	1,342
Other securities(a)	1,052	-	-	1,052
Total	$14,919	542	(47)	15,414
Held-to-maturity:
Obligations of states and political subdivisions	$348	-	-	348
Other debt securities	5	-	-	5
Total	$353	-	-	353

March 31, 2010 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$474	1	(7)	468
U.S. Government sponsored agencies	2,141	32	(24)	2,149
Obligations of states and political subdivisions	221	3	-	224
Agency mortgage-backed securities	11,069	379	(3)	11,445
Other bonds, notes and debentures	1,186	43	(14)	1,215
Other securities(a)	1,432	2	-	1,434
Total	$16,523	460	(48)	16,935
Held-to-maturity:
Obligations of states and political subdivisions	$350	-	-	350
Other debt securities	5	-	-	5
Total	$355	-	-	355
(a)

Other securities consist of FHLB and FRB restricted stock holdings of $524 and $344, respectively at March 31, 2011 and December 31, 2010, and $551 and $342, respectively, at March 31, 2010, that are carried at cost, and certain mutual fund and equity security holdings.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	Three Months Ended
	March 31,
($ in millions)	2011	2010
Realized gains	$12	16
Realized losses	-	(4)
Net realized gains	$12	12

Trading securities totaled $216 million as of March 31, 2011, compared to $294 million at December 31, 2010 and $305 million at March 31, 2010. Gross realized gains and losses on trading securities were immaterial to the Bancorp for the three months ended March 31, 2011 and 2010. Gross unrealized gains and losses on trading securities were $4 million and $5 million, respectively, for the three months ended March 31, 2011. Gross unrealized gains and losses on trading securities were immaterial the Bancorp for the three months ended March 31, 2010.

At March 31, 2011, December 31, 2010, and March 31, 2010, securities with a fair value of $10.6 billion, $11.3 billion, and $13.6 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2011, by contractual maturity, are shown in the following table:

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Under 1 year	$483	490	23	23
1-5 years	8,953	9,290	248	248
5-10 years	4,129	4,209	51	51
Over 10 years	97	99	24	24
Other securities	1,045	1,047	-	-
Total	$14,707	15,135	346	346
(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
U.S. Treasury and government agencies	$-	-	1	-	1	-
U.S. Government sponsored agencies	50	-	-	-	50	-
Obligations of states and political subdivisions	5	-	3	-	8	-
Agency mortgage-backed securities	1,807	(39)	-	-	1,807	(39)
Other bonds, notes and debentures	511	(11)	38	(3)	549	(14)
Other securities	5	(1)	-	-	5	(1)
Total	$2,378	(51)	42	(3)	2,420	(54)

December 31, 2010
U.S. Treasury and government agencies	$-	-	1	-	1	-
U.S. Government sponsored agencies	-	-	-	-	-	-
Obligations of states and political subdivisions	11	-	4	-	15	-
Agency mortgage-backed securities	1,555	(32)	-	-	1,555	(32)
Other bonds, notes and debentures	563	(10)	47	(5)	610	(15)
Other securities	-	-	-	-	-	-
Total	$2,129	(42)	52	(5)	2,181	(47)

March 31, 2010
U.S. Treasury and government agencies	$289	(7)	1	-	290	(7)
U.S. Government sponsored agencies	906	(8)	348	(16)	1,254	(24)
Obligations of states and political subdivisions	2	-	3	-	5	-
Agency mortgage-backed securities	642	(3)	-	-	642	(3)
Other bonds, notes and debentures	76	(4)	75	(10)	151	(14)
Other securities	-	-	-	-	-	-
Total	$1,915	(22)	427	(26)	2,342	(48)

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

For debt securities, if the Bancorp intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred and the Bancorp must recognize through earnings the entire OTTI, which is calculated as the difference between the fair value of the debt security and its amortized cost basis. However, even if the Bancorp does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Bancorp must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized within noninterest income and the non-credit component is recognized through accumulated other comprehensive income. During the three months ended March 31, 2011 and 2010, the Bancorp did not recognize OTTI on any of its available-for-sale or held-to-maturity debt securities. Additionally, at March 31, 2011 approximately two percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities, compared to approximately one percent at December 31, 2010 and March 31, 2010.

For equity securities, the Bancorp’s management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Bancorp’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the fair value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within noninterest income in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2011 and 2010, the Bancorp did not recognize OTTI on any of its available-for-sale equity securities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

5. Loans and Leases

The Bancorp diversifies its loan and lease portfolio by offering a variety of loan and lease products with various payment terms and rate structures. Lending activities are concentrated within those states in which the Bancorp has banking centers and are primarily located in the Midwestern and Southeastern regions of the United States. The Bancorp’s commercial loan portfolio consists of lending to various industry types. Management periodically reviews the performance of its loan and lease products to evaluate whether they are performing within acceptable interest rate and credit risk levels and changes are made to underwriting policies and procedures as needed. The Bancorp maintains an allowance to absorb loan and lease losses inherent in the portfolio. For further information on credit quality and the ALLL, see Note 6.

The following table provides a summary of the total loans and leases classified by primary purpose as of:

($ in millions)	March 31, 2011	December 31, 2010	March 31, 2010
Loans and leases held for sale:
Commercial and industrial loans	$87	83	3
Commercial mortgage loans	107	147	121
Commercial construction loans	40	63	119
Commercial leases	-	-	1
Residential mortgage loans	1,026	1,901	1,321
Other consumer loans and leases	31	22	42
Total loans and leases held for sale	$1,291	2,216	1,607
Portfolio loans and leases:
Commercial and industrial loans	$27,344	27,191	26,131
Commercial mortgage loans	10,510	10,845	11,744
Commercial construction loans	1,980	2,048	3,277
Commercial leases	3,367	3,378	3,388
Total commercial loans and leases	43,201	43,462	44,540
Residential mortgage loans	9,530	8,956	7,918
Home equity	11,222	11,513	12,186
Automobile loans	11,129	10,983	10,180
Credit card	1,821	1,896	1,863
Other consumer loans and leases	562	681	736
Total consumer loans and leases	34,264	34,029	32,883
Total portfolio loans and leases	$77,465	77,491	77,423

Total portfolio loans and leases are recorded net of unearned income, which totaled $1.0 billion as of March 31, 2011 and December 31, 2010, and $1.1 billion as of March 31, 2010. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $4 million as of March 31, 2011 and net discounts of $19 million and $218 million as of December 31, 2010 and March 31, 2010, respectively.

The following table presents a summary of the total loans and leases owned and managed by the Bancorp as of and for the three months ended March 31:

	Balance		Balance of Loans 90 Days or More Past Due		Net Credit Losses
($ in millions)	2011	2010	2011	2010	2011	2010
Commercial and industrial loans	$27,431	26,134	$8	63	$83	161
Commercial mortgage loans	10,617	11,865	8	44	54	99
Commercial construction loans	2,020	3,396	23	9	26	78
Commercial leases	3,367	3,390	-	4	1	4
Residential mortgage loans	10,556	9,239	98	157	65	88
Home equity loans	11,222	12,186	84	89	63	73
Automobile loans	11,129	10,179	9	13	20	31
Other consumer loans and leases	2,414	2,641	36	57	55	48
Total managed loans and leases	$78,756	79,030	$266	436	$367	582
Less:
Loans held for sale	$1,291	1,607
Total portfolio loans and leases	$77,465	77,423

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class. The disaggregated disclosure requirements relating to information as of the end of a reporting period do not apply to periods ending before December 31, 2010. The disaggregated disclosure requirements relating to activity that occurs during a reporting period do not apply to periods beginning before December 15, 2010.

Allowance for Loan and Lease Losses

The following table summarizes transactions in the ALLL:

	For the Three Months
	Ended March 31,
($ in millions)	2011	2010
Balance at January 1,	$3,004	3,749
Impact of change in accounting principle	-	45
Losses charged off	(397)	(622)
Recoveries of losses previously charged off	30	40
Provision for loan and lease losses	168	590
Balance at March 31,	$2,805	3,802

The following table summarizes transactions in the ALLL by portfolio segment for the three months ended March 31, 2011:

		Residential
($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance at January 1	$1,989	310	555	150	3,004
Losses charged off	(176)	(67)	(154)	-	(397)
Recoveries of losses previously charged off	12	2	16	-	30
Provision for loan and lease losses	30	41	102	(5)	168
Balance at March 31	$1,855	286	519	145	2,805

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of March 31, 2011		Residential
($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$286	123	107	-	516
Collectively evaluated for impairment	1,568	161	412	-	2,141
Loans acquired with deteriorated credit quality	1	2	-	-	3
Unallocated	-	-	-	145	145
Total ALLL	1,855	286	519	145	2,805
Loans and leases(b)
Individually evaluated for impairment	1,086	1,193	655	-	2,934
Collectively evaluated for impairment	42,111	8,272	24,071	-	74,454
Loans acquired with deteriorated credit quality	4	11	8	-	23
Total portfolio loans and leases	$43,201	9,476	24,734	-	77,411
(a)	Includes $14 related to leverage leases.
(b)	Excludes $54 of residential mortgage loans measured at fair value, and includes $1,039 of leveraged leases, net of unearned income.

As of December 31, 2010		Residential
($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$209	119	107	-	435
Collectively evaluated for impairment	1,779	189	448	-	2,416
Loans acquired with deteriorated credit quality	1	2	-	-	3
Unallocated	-	-	-	150	150
Total ALLL	$1,989	310	555	150	3,004
Loans and leases(b)
Individually evaluated for impairment	$1,076	1,180	651	-	2,907
Collectively evaluated for impairment	42,382	7,718	24,414	-	74,514
Loans acquired with deteriorated credit quality	4	12	8	-	24
Total portfolio loans and leases	$43,462	8,910	25,073	-	77,445
(a)	Includes $15 related to leverage leases.
(b)	Excludes $46 of residential mortgage loans measured at fair value, and includes $1,039 of leveraged leases, net of unearned income.

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

Loans and leases classified as loss are considered uncollectible and are charged off in the period in which they are determined to be uncollectible. Because loans and leases in this category are fully charged down, they are not included in the following tables.

The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of March 31, 2011 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$23,092	1,788	2,350	114	27,344
Commercial mortgage loans owner-occupied	4,027	435	801	18	5,281
Commercial mortgage loans nonowner-occupied	3,352	659	1,152	66	5,229
Commercial construction loans	1,029	412	516	23	1,980
Commercial leases	3,273	46	46	2	3,367
Total	$34,773	3,340	4,865	223	43,201

As of December 31, 2010 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$23,147	1,406	2,541	97	27,191
Commercial mortgage loans owner-occupied	4,034	430	854	22	5,340
Commercial mortgage loans nonowner-occupied	3,620	647	1,174	64	5,505
Commercial construction loans	1,034	416	540	58	2,048
Commercial leases	3,269	60	48	1	3,378
Total	$35,104	2,959	5,157	242	43,462

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card, and other consumer loans and leases. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans. Residential mortgage loans that have principal and interest payments that have become past due one hundred fifty days are classified as nonperforming unless such loans are both well secured and in the process of collection. Home equity, automobile, and other consumer loans and leases that have principal and interest payments that have become past due ninety days are classified as nonperforming unless the loan is both well secured and in the process of collection. Credit card loans that have been modified in a TDR are classified as nonperforming unless such loans have a sustained repayment performance of six months or greater and are reasonably assured of repayment in accordance with the restructured terms. All other loans and leases are classified as performing. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

the loan current or recover the entire outstanding principal and accrued interest balance. The following table summarizes the credit risk profile of the Bancorp’s residential mortgage and consumer portfolio segments, by class:

	March 31, 2011		December 31, 2010
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$9,215	261	8,642	268
Home equity	11,166	56	11,457	56
Automobile loans	11,126	3	10,980	3
Credit card	1,767	54	1,841	55
Other consumer loans and leases	502	60	597	84
Total	$33,776	434	33,517	466
(a)	Excludes $54 and $46 of loans measured at fair value at March 31, 2011 and December 31, 2010, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of March 31, 2011 ($ in millions)	Current Loans and Leases	30-89 Days	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$26,920	132	292	424	27,344	8
Commercial mortgage owner-occupied loans	5,094	57	130	187	5,281	4
Commercial mortgage nonowner-occupied loans	4,931	103	195	298	5,229	4
Commercial construction loans	1,775	50	155	205	1,980	23
Commercial leases	3,352	5	10	15	3,367	-
Residential mortgage loans(a) (b)	9,001	119	356	475	9,476	98
Consumer:
Home equity	10,946	136	140	276	11,222	84
Automobile loans	11,050	67	12	79	11,129	9
Credit card	1,703	36	82	118	1,821	36
Other consumer loans and leases	500	2	60	62	562	-
Total portfolio loans and leases(a)	$75,272	707	1,432	2,139	77,411	266
(a)	Excludes $54 of loans measured at fair value.
(b)

Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of March 31, 2011 $50 of these loans were 30-89 days past due and $298 were 90 days or more past due.

(c)	Includes accrual and nonaccrual loans and leases.

		Past Due
As of December 31, 2010 ($ in millions)	Current Loans and Leases	30-89 Days	90 Days and Greater (c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$26,687	201	303	504	27,191	16
Commercial mortgage owner-occupied loans	5,151	50	139	189	5,340	8
Commercial mortgage nonowner-occupied loans	5,252	38	215	253	5,505	3
Commercial construction loans	1,831	72	145	217	2,048	3
Commercial leases	3,361	10	7	17	3,378	-
Residential mortgage loans(a) (b)	8,404	138	368	506	8,910	100
Consumer:
Home equity	11,220	148	145	293	11,513	89
Automobile loans	10,872	96	15	111	10,983	13
Credit card	1,771	35	90	125	1,896	42
Other consumer loans and leases	672	3	6	9	681	-
Total portfolio loans and leases(a)	$75,221	791	1,433	2,224	77,445	274
(a)	Excludes $46 of loans measured at fair value.
(b)

Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2010 $55 of these loans were 30-89 days past due and $284 were 90 days or more past due.

(c)	Includes accrual and nonaccrual loans and leases.

Impaired Loans and Leases

Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp also performs an individual review on loans that are

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

restructured in a troubled debt restructuring. The Bancorp considers the current value of collateral, credit quality of any guarantees, the loan structure, and other factors when evaluating whether an individual loan is impaired. Other factors may include the geography and industry of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower, and the Bancorp’s evaluation of the borrower’s management.

The following tables summarize the Bancorp’s impaired loans and leases by class:

As of March 31, 2011 ($ in millions)	Unpaid Principal Balance	Recorded Investment	Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$479	351	162	367	5
Commercial mortgage owner-occupied loans	107	66	17	55	1
Commercial mortgage nonowner-occupied loans	169	117	21	130	2
Commercial construction loans	252	159	39	153	2
Commercial leases	10	10	48	10	-
Restructured residential mortgage loans	1,094	1,044	125	1,045	9
Restructured consumer:
Home equity	395	393	52	398	5
Automobile loans	35	34	5	36	-
Credit card	112	99	19	86	1
Other consumer loans and leases	87	84	31	82	-
Total impaired loans with a related allowance	$2,740	2,357	519	2,362	25
With no related allowance recorded:
Commercial:
Commercial and industrial loans	$178	142	-	142	8
Commercial mortgage owner-occupied loans	64	54	-	54	4
Commercial mortgage nonowner-occupied loans	171	144	-	147	6
Commercial construction loans	73	43	-	53	3
Commercial leases	4	4	-	4	-
Restructured residential mortgage loans	201	160	-	151	1
Restructured consumer:
Home equity	50	48	-	43	1
Automobile loans	5	5	-	3	-
Total impaired loans with no related allowance	$746	600	-	597	23

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of December 31, 2010 ($ in millions)	Unpaid Principal Balance	Recorded Investment	Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$404	291	128
Commercial mortgage owner-occupied loans	49	37	4
Commercial mortgage nonowner-occupied loans	386	202	40
Commercial construction loans	240	150	31
Commercial leases	15	15	7
Restructured residential mortgage loans	1,126	1,071	121
Restructured consumer:
Home equity	400	397	53
Automobile loans	33	32	5
Credit card	100	100	18
Other consumer loans and leases	78	78	31
Total impaired loans with a related allowance	$2,831	2,373	438
With no related allowance recorded:
Commercial:
Commercial and industrial loans	$194	153	-
Commercial mortgage owner-occupied loans	113	99	-
Commercial mortgage nonowner-occupied loans	126	108	-
Commercial construction loans	24	8	-
Commercial leases	17	17	-
Restructured residential mortgage loans	146	121	-
Restructured consumer:
Home equity	48	46	-
Automobile loans	6	6	-
Total impaired loans with no related allowance	$674	558	-

Interest income of $44 million was recognized on impaired loans that had an average balance of $3.1 billion during the three months ended March 31, 2010.

Nonperforming Assets

The following table summarizes the Bancorp’s nonperforming loans and leases as of:

($ in millions)	March 31, 2011	December 31, 2010	March 31, 2010
Nonaccrual loans and leases	$1,287	1,333	2,423
Restructured nonaccrual loans and leases	358	347	310
Total nonperforming loans and leases	1,645	1,680	2,733
OREO and other repossessed property(a)	481	494	396
Total nonperforming assets(b)	2,126	2,174	3,129
Total loans and leases 90 days past due and still accruing	$266	274	436
(a)	Excludes $53, $38 and $22 of OREO related to government insured loans at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.
(b)	Excludes $216, $294 and $243 of nonaccrual loans held for sale at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Bancorp’s nonperforming loans and leases, by class, as of:

($ in millions)	March 31, 2011 (a)	December 31, 2010 (a)
Commercial:
Commercial and industrial loans	$572	568
Commercial mortgage owner-occupied loans	271	168
Commercial mortgage nonowner-occupied loans	182	267
Commercial construction loans	168	192
Commercial leases	18	19
Total commercial loans and leases	1,211	1,214
Residential mortgage loans	261	268
Consumer:
Home equity	56	56
Automobile loans	3	3
Credit card	54	55
Other consumer loans and leases	60	84
Total consumer loans and leases	173	198
Total nonperforming loans and leases	$1,645	1,680
(a)	Excludes $216 and $294 of nonaccrual loans held for sale at March 31, 2011 and December 31, 2010, respectively.

7. Intangible Assets

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at March 31, 2011 of 3.8 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For more information on servicing rights, see Note 9. The details of the Bancorp’s intangible assets are shown in the following table.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of March 31, 2011:
Mortgage servicing rights	$2,347	(1,174)	(279)	894
Core deposit intangibles	439	(395)	-	44
Other	44	(33)	-	11
Total intangible assets	$2,830	(1,602)	(279)	949
As of December 31, 2010:
Mortgage servicing rights	$2,284	(1,146)	(316)	822
Core deposit intangibles	439	(389)	-	50
Other	44	(32)	-	12
Total intangible assets	$2,767	(1,567)	(316)	884
As of March 31, 2010:
Mortgage servicing rights	$2,043	(1,031)	(287)	725
Core deposit intangibles	487	(408)	-	79
Other	52	(37)	-	15
Total intangible assets	$2,582	(1,476)	(287)	819

As of March 31, 2011, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, was $35 million for the three months ending March 31, 2011 and 2010. Estimated amortization expense for the years ending December 31, 2011 through 2015 is as follows:

($ in millions)	Mortgage Servicing Rights	Other Intangible Assets	Total
Remainder of 2011	$148	15	163
2012	167	13	180
2013	138	8	146
2014	115	4	119
2015	96	2	98

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

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interest included in the Bancorp’s Condensed Consolidated Balance Sheets as of:

March 31, 2011 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investment	Total
Assets:
Cash and due from banks	$7	47	-	54
Other short-term investments	-	7	-	7
Commercial mortgage loans	-	-	29	29
Home equity	236	-	-	236
Automobile loans	-	529	-	529
ALLL	(5)	(6)	(1)	(12)
Other assets	1	3	1	5
Total assets	239	580	29	848
Liabilities:
Other liabilities	$-	10	-	10
Long-term debt	50	442	-	492
Total liabilities	$50	452	-	502
Noncontrolling interest			29	29

December 31, 2010 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investment	Total
Assets:
Cash and due from banks	$7	45	-	52
Other short-term investments	-	7	-	7
Commercial mortgage loans	-	-	29	29
Home equity	241	-	-	241
Automobile loans	-	648	-	648
ALLL	(5)	(8)	(1)	(14)
Other assets	1	5	1	7
Total assets	244	697	29	970
Liabilities:
Other liabilities	$-	12	-	12
Long-term debt	133	559	-	692
Total liabilities	$133	571	-	704
Noncontrolling interest			29	29

March 31, 2010 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investment	Total
Assets:
Cash and due from banks	$3	68	-	71
Other short-term investments	-	7	-	7
Home equity	257	-	-	257
Automobile loans	-	1,065	-	1,065
ALLL	(6)	(17)	-	(23)
Other assets	3	14	-	17
Total assets	257	1,137	-	1,394
Liabilities:
Other liabilities	$-	19	-	19
Long-term debt	176	998	-	1,174
Total liabilities	$176	1,017	-	1,193

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

CDC Investment

CDC, a wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp serves as the managing member of one LLC invested in a business revitalization project. The Bancorp has provided an indemnification guarantee to the investor member of this LLC related to the qualification of tax credits generated by investor member’s investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated this VIE. As a result, the VIE is presented as a noncontrolling interest in the Bancorp’s Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interest in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity. Additionally, the net income attributable to the noncontrolling interest is reported separately in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to this indemnification at March 31, 2011 is $9 million, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Bancorp’s Condensed Consolidated Balance Sheet related to non-consolidated VIEs for which the Bancorp holds a variable interest, but is not the primary beneficiary to the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

As of March 31, 2011: ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,252	278	1,252
Private equity investments	98	2	280
Money market funds	60	-	70
Loans provided to VIEs	1,170	-	1,928
Restructured loans	11	-	12

As of December 31, 2010: ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,241	286	1,241
Private equity investments	129	3	322
Money market funds	148	-	158
Loans provided to VIEs	1,175	-	1,908
Restructured loans	12	-	13

As of March 31, 2010: ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,109	253	1,109
Private equity investments	98	2	181
Loans provided to VIEs	1,328	-	1,897
Restructured loans	22	-	23

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The Bancorp’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Bancorp’s maximum exposure to loss as a result of its involvement with the VIEs is limited to the carrying amounts of the investments, including the unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, and the liabilities related to the unfunded commitments, which are included in other liabilities in the Condensed Consolidated Balance Sheets, are included in the previous tables for all periods presented. The Bancorp has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose the Bancorp to a loss. In certain arrangements, the general partner/managing member of the VIE has guaranteed a level of projected tax credits to be received by the limited partners/investor members, thereby minimizing a portion of the Bancorp’s risk.

Private Equity Investments

The Bancorp invests as a limited partner in private equity funds which provide the Bancorp with an opportunity to obtain higher rates of return on invested capital, while also creating cross-selling opportunities for the Bancorp’s commercial products. Each of the limited partnerships has an unrelated third-party general partner responsible for appointing the fund manager. The Bancorp has not been appointed fund manager for any of these private equity funds. The funds finance primarily all of their activities from the partners’ capital contributions and investment returns. The private equity funds qualify for the deferral of the amended VIE consolidation guidance. However, under the VIE consolidation guidance still applicable to the funds, the Bancorp has determined that it is not the primary beneficiary of the funds because it does not absorb a majority of the funds’ expected losses or receive a majority of the funds’ expected residual returns. Therefore, the Bancorp accounts for its investments in these limited partnerships under the equity method of accounting.

The Bancorp is exposed to losses arising from a negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the above tables. Also, as of March 31, 2011, December 31, 2010 and March 31, 2010, the unfunded commitment amounts to the funds were $182 million, $193 million and $83 million, respectively.The Bancorp made capital contributions of $10 million and $7 million, respectively, to private equity funds during the three months ended March 31, 2011 and 2010.

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

In the fourth quarter of 2010, the Bancorp voluntarily provided credit support of less than $1 million to a money market fund managed by FTAM. Accordingly, the Bancorp was required to analyze the money market funds and similar funds managed by FTAM under the VIE consolidation guidance still applicable to these funds to determine the primary beneficiary of each fund. In analyzing these funds, the Bancorp determined that interest rate risk and credit risk are the two main risks to which the funds are exposed. After analyzing the interest rate risk variability and credit risk variability associated with these funds, the Bancorp determined that it is not the primary beneficiary of these funds because it does not absorb a majority of the funds’ expected losses or receive a majority of the funds’ expected residual returns. Therefore, the Bancorp’s investments in these funds are included as other securities in the Bancorp’s Condensed Consolidated Balance Sheets.

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

The principle risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, are included in the previous tables for all periods presented. Also, as of March 31, 2011, December 31, 2010 and March 31, 2010, the Bancorp’s unfunded commitments to these entities were $758 million, $733 million and $569 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the equity investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. Due to the VIEs’ short-term cash deficit projections at the restructuring dates, the Bancorp determined that the fair value of its equity investments in these VIEs was zero. As of March 31, 2011, the Bancorp’s carrying value of these equity investments was zero. Additionally, the Bancorp had outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, which are included in the above tables for all periods presented. The Bancorp’s unfunded loan commitments to these VIEs were $1 million as of March 31, 2011, December 31, 2010 and March 31, 2010. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the allowance for loan and lease losses and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

9. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during the three months ended March 31, 2011 and 2010. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statement of Income, is as follows for the three months ended March 31:

($ in millions)	2011	2010
Residential mortgage loan sales	$3,976	3,699

Origination fees and gains on loan sales	62	71
Servicing fees	58	53

Servicing Assets

The following table presents changes in the servicing assets related to residential mortgage loans for the three months ended March 31:

($ in millions)	2011	2010
Carrying amount as of the beginning of the period	$1,138	979
Servicing obligations that result from the transfer of residential mortgage loans	63	56
Amortization	(28)	(23)
Carrying amount before valuation allowance	1,173	1,012
Valuation allowance for servicing assets:
Beginning balance	(316)	(280)
Servicing recovery (impairment)	37	(7)
Ending balance	(279)	(287)
Carrying amount as of the end of the period	$894	725

Temporary impairment or impairment recovery, effected through a change in the MSR valuation allowance, is captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the value of the MSR portfolio. This strategy includes the purchase of free-standing derivatives and various available-for-sale securities. The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds.

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the three months ended March 31:

($ in millions)	2011	2010
Fixed rate residential mortgage loans:
Beginning balance	$791	667
Ending balance	859	696
Adjustable rate residential mortgage loans:
Beginning balance	31	32
Ending balance	35	29

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Condensed Consolidated Statements of Income for the three months ended March 31:

($ in millions)	2011	2010
Securities gains, net - non-qualifying hedges on MSRs	$5	-
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	(27)	58
Recovery (provision) for MSR impairment (Mortgage banking net revenue)	37	(7)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of March 31, 2011 and 2010, the key economic assumptions used in measuring the interests that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended March 31, and 2010 were as follows:

		March 31, 2011				March 31, 2010
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate
Residential mortgage loans:
Servicing assets	Fixed	8.1	7.2%	10.5%	N/A	6.8	10.8%	9.5%	N/A
Servicing assets	Adjustable	3.4	24.0	11.4	N/A	4.0	20.6	10.0	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At March 31, 2011, December 31, 2010 and March 31, 2010, the Bancorp serviced $55.4 billion, $54.2 billion and $50.3 billion, respectively, of residential mortgage loans for other investors. The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At March 31, 2011, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

					Prepayment			Residual Servicing			Weighted-Average
					Speed Assumption			Cash Flows			Default
		Fair	Weighted- Average Life (in			Impact of Adverse Change on Fair Value		Discount	Impact of Adverse Change on Fair Value			Impact of Adverse Change on Fair Value
($ in millions)	Rate	Value	years	)	Rate	10%	20%	Rate	10%	20%	Rate	10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$859	6.4		11.4%	(36)	(70)	10.5%	(34)	(66)	-%	-	-
Servicing assets	Adjustable	35	3.2		25.5	(2)	(3)	11.9	(1)	(2)	-	-	-

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in the assumptions typically cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the previous table, the effect of a variation in a particular assumption on the fair value of the interests that continue to be held by the Bancorp is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract these sensitivities.

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

The Bancorp’s derivative assets contain certain contracts in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of March 31, 2011, December 31, 2010 and March 31, 2010, the balance of collateral held by the Bancorp for derivative assets was $837 million, $903 million, and $729 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of March 31, 2011, December 31, 2010 and March 31, 2010 was $39 million, $41 million and $46 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. The Bancorp’s derivative liabilities consist primarily of contracts that require collateral to be maintained in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of March 31, 2011, December 31, 2010 and March 31, 2010, the balance of collateral posted by the Bancorp for derivative liabilities was $603 million, $680 million, and $993 million, respectively. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
March 31, 2011 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,355	376	-
Interest rate swaps related to time deposits	-	-	-
Total fair value hedges		376	-
Cash flow hedges:
Interest rate floors related to C&I loans	1,500	135	-
Interest rate swaps related to C&I loans	2,000	13	15
Interest rate caps related to long-term debt	1,500	4	-
Interest rate swaps related to long-term debt	302	-	8
Total cash flow hedges		152	23
Total derivatives designated as qualifying hedging instruments		528	23
Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes
Interest rate contracts related to MSRs	21,677	138	25
Forward contracts related to held for sale mortgage loans	2,529	3	10
Interest rate swaps related to long-term debt	457	3	7
Foreign exchange contracts for trading purposes	2,202	7	6
Put options associated with Processing Business Sale	769	-	8
Stock warrants associated with Processing Business Sale	175	76	-
Swap associated with the sale of Visa, Inc. Class B shares	363	-	28
Total free-standing derivatives - risk management and other business purposes		227	84
Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	28,748	629	656
Interest rate lock commitments	1,523	9	1
Commodity contracts	1,949	123	116
Foreign exchange contracts	17,928	308	301
Derivative instruments related to equity linked CDs	54	2	2
Total free-standing derivatives - customer accommodation		1,071	1,076
Total derivatives not designated as qualifying hedging instruments		1,298	1,160
Total		$1,826	1,183

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

		Fair Value
December 31, 2010 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,355	442	-
Interest rate swaps related to time deposits	-	-	-
Total fair value hedges		442	-
Cash flow hedges:
Interest rate floors related to C&I loans	1,500	153	-
Interest rate swaps related to C&I loans	3,000	8	-
Interest rate caps related to long-term debt	1,500	4	-
Interest rate swaps related to long-term debt	1,190	-	31
Total cash flow hedges		165	31
Total derivatives designated as qualifying hedging instruments		607	31
Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes
Interest rate contracts related to MSRs	12,477	141	81
Forward contracts related to held for sale mortgage loans	6,389	90	14
Interest rate swaps related to long-term debt	173	3	1
Foreign exchange contracts for trading purposes	2,494	4	4
Put options associated with Processing Business Sale	769	-	8
Stock warrants associated with Processing Business Sale	175	79	-
Swap associated with the sale of Visa, Inc. Class B shares	363	-	18
Total free-standing derivatives - risk management and other business purposes		317	126
Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	26,817	701	735
Interest rate lock commitments	1,772	9	9
Commodity contracts	1,878	99	92
Foreign exchange contracts	17,998	339	319
Derivative instruments related to equity linked CDs	70	2	2
Total free-standing derivatives - customer accommodation		1,150	1,157
Total derivatives not designated as qualifying hedging instruments		1,467	1,283
Total		$2,074	1,314

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

		Fair Value
March 31, 2010 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,355	340	-
Interest rate swaps related to time deposits	758	-	3
Total fair value hedges		340	3
Cash flow hedges:
Interest rate floors related to C&I loans	1,500	163	-
Interest rate swaps related to C&I loans	3,500	33	1
Interest rate caps related to long-term debt	2,500	29	-
Interest rate swaps related to long-term debt	1,020	-	17
Total cash flow hedges		225	18
Total derivatives designated as qualifying hedging instruments		565	21
Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes
Interest rate contracts related to MSRs	9,162	176	3
Forward contracts related to held for sale mortgage loans	3,583	8	5
Interest rate swaps related to long-term debt	361	4	2
Foreign exchange contracts for trading purposes	7,281	13	13
Put options associated with Processing Business Sale	667	-	10
Stock warrants associated with Processing Business Sale	152	73	-
Swap associated with the sale of Visa, Inc. Class B shares	543	-	64
Total free-standing derivatives - risk management and other business purposes		274	97
Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	27,471	735	773
Interest rate lock commitments	1,720	7	3
Commodity contracts	889	92	81
Foreign exchange contracts	11,007	226	202
Derivative instruments related to equity linked CDs	113	2	2
Total free-standing derivatives - customer accommodation		1,062	1,061
Total derivatives not designated as qualifying hedging instruments		1,336	1,158
Total		$1,901	1,179

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt or time deposits to floating-rate. Decisions to convert fixed-rate debt or time deposits to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of March 31, 2011, December 31, 2010 and March 31, 2010, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging long-term debt or time deposits is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated	March 31,
For the three months ended ($ in millions)	Statements of Income Caption	2011	2010
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(66)	65
Change in fair value of hedged long-term debt	Interest on long-term debt	65	(67)
Change in fair value of interest rate swaps hedging time deposits	Interest on deposits	-	3
Change in fair value of hedged time deposits	Interest on deposits	-	(3)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of March 31, 2011, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of March 31, 2011, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows related to the forecasted issuance of floating rate debt is 24 months.

Reclassified gains and losses on interest rate floors and swaps related to commercial loans are recorded within interest income while reclassified gains and losses on interest rate caps and swaps related to debt are recorded within interest expense in the Condensed Consolidated Statements of Income. As of March 31, 2011, December 31, 2010 and March 31, 2010, $58 million, $67 million and $99 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. As of March 31, 2011, $33 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. During the three months ended March 31, 2011 and 2010, there were no gains or losses reclassified into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur.

The following table presents the net gains (losses) recorded in the Condensed Consolidated Statements of Income and accumulated other comprehensive income in the Condensed Consolidated Statement of Changes in Shareholders’ Equity relating to derivative instruments designated as cash flow hedges.

For the three months ended March 31: ($ in millions)	2011	2010
Amount of gain recognized in OCI	$-	1
Amount of gain reclassified from OCI into net interest income	15	11
Amount of ineffectiveness recognized in other noninterest income	-	3

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	March 31,
For the three months ended ($ in millions)		2011	2010
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$(83)	(29)
Interest rate swaps and swaptions related to MSR portfolio	Mortgage banking net revenue	(27)	58
Interest rate swaps related to long-term debt	Other noninterest income	2	1
Foreign exchange contracts:
Foreign exchange contracts for trading purposes	Other noninterest income	(1)	1
Equity contracts:
Warrants associated with Processing Business Sale	Other noninterest income	(2)	(2)
Put options associated with Processing Business Sale	Other noninterest income	-	-
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(9)	(9)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of March 31, 2011, December 31, 2010 and March 31, 2010, the total notional amount of the risk participation agreements was $834 million, $851 million and $877 million, respectively, and the fair value was a liability of $1 million at March 31, 2011, December 31, 2010 and March 31, 2010, which is included in interest rate contracts for customers. As of March 31, 2011, the risk participation agreements had an average life of 2.4 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table:

($ in millions)	March 31, 2011	December 31, 2010	March 31, 2010
Pass	$756	744	513
Special mention	21	37	96
Substandard	56	69	249
Doubtful	1	1	8
Loss	-	-	11
Total	$834	851	877

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated	March 31,
For the three months ended ($ in millions)	Statements of Income Caption	2011	2010
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$7	6
Interest rate contracts for customers (credit losses)	Other noninterest expense	(2)	(2)
Interest rate contracts for customers (credit component of fair value adjustment)	Other noninterest expense	7	(5)
Interest rate lock commitments	Mortgage banking net revenue	24	36
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	1	2
Commodity contracts for customers (credit component of fair value adjustment)	Other noninterest expense	-	-
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	16	15
Foreign exchange contracts for customers (credit component of fair value adjustment)	Other noninterest expense	(5)	-

11. Long-Term Debt

On January 25, 2011, the Bancorp issued $1.0 billion of senior notes to third party investors, and entered into a Supplemental Indenture dated January 25, 2011 with Wilmington Trust Company, as Trustee, which modified the existing Indenture for Senior Debt Securities dated April 30, 2008 between the Bancorp and the Trustee. The Supplemental Indenture and the Indenture define the rights of the Senior Notes, which Senior Notes are represented by Global Securities dated as of January 25, 2011. The Senior Notes bear a fixed rate of interest of 3.625% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on January 25, 2016. The notes are not subject to redemption at the Bancorp’s option at any time prior to maturity.

12. Commitments, Contingent Liabilities and Guarantees

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

	March 31,	December 31,	March 31,
($ in millions)	2011	2010	2010
Commitments to extend credit	$44,220	43,677	42,570
Letters of credit	5,317	5,516	6,403
Forward contracts to sell mortgage loans	2,529	6,389	3,583
Noncancelable lease obligations	851	869	892
Capital commitments for private equity investments	182	193	83
Purchase obligations	60	64	48
Capital expenditures	41	48	36
Capital lease obligations	30	32	45

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2011, December 31, 2010 and March 31, 2010, the Bancorp had a reserve for unfunded commitments totaling $211 million, $227 million and $260 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and, as of March 31, 2011, expire as summarized in the following table:

($ in millions)
Less than 1 year(a)	$2,227
1 - 5 years	2,911
Over 5 years	179
Total	$5,317

(a) Includes $117 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies.

Standby letters of credit accounted for 98% of total letters of credit at March 31, 2011, compared to 99% at December 31, 2010 and March 31, 2010, and are considered guarantees in accordance with U.S. GAAP. Approximately 57% of the total standby letters of credit were fully secured as of March 31, 2011 and 2010, compared to 54% at December 31, 2010. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. At March 31, 2011, December 31, 2010 and March 31, 2010, the reserve related to these standby letters of credit was $4 million, $10 million and $6 million, respectively. The Bancorp monitors the credit risk associated with the standby letters of credit using the same risk rating system utilized within its loan and lease portfolio. Risk ratings under this risk rating system are summarized in the following table:

($ in millions)	March 31, 2011	December 31, 2010	March 31, 2010
Pass	$4,789	4,944	5,705
Special mention	163	193	269
Substandard	363	360	420
Doubtful	1	17	8
Loss	1	2	1
Total	$5,317	5,516	6,403

At March 31, 2011, December 31, 2010 and March 31, 2010, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of March 31, 2011, December 31, 2010 and March 31, 2010, FTS acted as the remarketing agent to issuers on $3.2 billion, $3.4 billion and $3.3 billion, respectively, of VRDNs. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to $521 million, $563 million and $840 million in VRDNs remarketed by third parties at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. At March 31, 2011 FTS held an immaterial amount of these VRDN’s in its portfolio and classified them as trading securities, compared to $1 million at December 31, 2010 and $16 million at March 31, 2010. In addition, at March 31, 2011, The Bancorp held an immaterial amount of VRDNs which were purchased from the market, through FTS and held in its trading securities portfolio, compared to $105 million and $173 million at December 31, 2010 and March 31, 2010, respectively. For the VRDNs remarketed by third parties, in some cases the remarketing agent has failed to remarket the securities and has instructed the indenture trustee to draw upon $2 million, $11 million and $25 million of letters of credit issued by the Bancorp at March 31, 2011, December 31, 2010 and March 31, 2010 respectively. The Bancorp recorded these draws as commercial loans in its Condensed Consolidated Balance Sheets.

Forward contracts to sell mortgage loans

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts are included in the summary of significant commitments table above for all periods presented.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $122 million at March 31, 2011 and December 31, 2010, and $182 million at March 31, 2010.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of March 31, 2011, December 31, 2010 and March 31, 2010, the Bancorp maintained a reserve of $52 million, $42 million and $53 million, respectively, related to exposures within the reinsurance portfolio. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

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

As of March 31, 2011, December 31, 2010 and March 31, 2010, the Bancorp maintained reserves related to these loans sold with representation and warranty provisions totaling $73 million, $85 million and $66 million, respectively. The following table summarizes activity in the reserve for representation and warranty provisions for the three months ended March 31:

($ in millions)	2011	2010
Balance, beginning of period	$85	37
Net additions to the reserve	8	39
Losses charged against the reserve	(20)	(10)
Balance, end of period	$73	66

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $917 million, $916 million and $1.1 billion at March 31, 2011, December 31, 2010 and March 31, 2010, respectively, and the delinquency rates were 7.6% at March 31, 2011 and 2010, and 8.7% at December 31, 2010. At March 31, 2011, December 31, 2010 and March 31, 2010, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $14 million, $16 million and $18 million, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $10 million at March 31, 2011 and December 31, 2010, and $7 million at March 31, 2010. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $2.9 billion as of March 31, 2011 and December 31, 2010, and $2.8 billion at March 31, 2010.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

As of the date of the Bancorp’s sale of Visa Class B shares and through March 31, 2011, the Bancorp has concluded that it is not probable that the Visa Covered Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap with an initial fair value of $55 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax) recognized by the Bancorp for the year ended December 31, 2009. In the second quarter of 2010, Visa funded an additional $500 million into the escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $20 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. In the fourth quarter of 2010, Visa funded an additional $800 million into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $35 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. In the first quarter of 2011, Visa announced it had decided to fund an additional $400 million into the litigation escrow account. Upon Visa’s funding of the litigation escrow account in the second quarter of 2011, the Bancorp will be required to make a $17 million cash payment (which will reduce the swap liability) to the swap counterparty. The fair value of the swap liability was $28 million as of March 31, 2011, compared to $18 million and $64 million at December 31, 2010 and March 31, 2010, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

13. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 12 and has also entered into with Visa, MasterCard and certain other named defendants judgement and loss sharing agreements that attempt to allocate financial responsibility to the parties thereto in the event certain settlements or judgments occur. Accordingly, prior to the sale of Class B shares during 2009, the Bancorp had recorded a litigation reserve of $243 million to account for its potential exposure in this and related litigation. Additionally, the Bancorp had also recorded its proportional share of $199 million of the Visa escrow account funded with proceeds from the Visa IPO along with several subsequent fundings. Upon the Bancorp’s sale of Visa, Inc. Class B shares during 2009, and the recognition of the total return swap that transfers conversion risk of the Class B shares back to the Bancorp, the Bancorp reversed the remaining net litigation reserve related to the Bancorp’s exposure through Visa. Additionally, the Bancorp has remaining reserves related to this litigation of $31 million, $30 million and $26 million as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively. Refer to Note 12 for further information regarding the Bancorp’s net litigation reserve and ownership interest in Visa. This antitrust litigation is still in the pre-trial phase.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. Income Taxes

The following table provides a summary of the Bancorp’s unrecognized tax benefits as of:

($ in millions)	March 31, 2011	December 31, 2010	March 31, 2010
Tax positions that would impact the effective tax rate, if recognized	$15	15	12
Tax positions where the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of the deduction	1	1	-
Unrecognized tax benefits	$16	16	12

Any interest and penalties incurred in connection with income taxes are accrued as a component of tax expense. At March 31, 2011, December 31, 2010 and March 31, 2010, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $2 million, $1 million and $2 million, respectively. No significant liabilities were recorded for penalties.

While it is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Deferred tax assets are included as a component of other assets in the Condensed Consolidated Balance Sheets. Deferred tax liabilities are included as a component of accrued taxes, interest and expenses in the Condensed Consolidated Balance Sheets. Where applicable, deferred tax assets relating to state net operating losses are presented net of specific valuation allowances. The Bancorp determined that a valuation allowance is not needed against the remaining deferred tax assets as of March 31, 2011, December 31, 2010 and March 31, 2010. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at March 31, 2011, December 31, 2010 and March 31, 2010 will ultimately be realized. The Bancorp reached this conclusion as the Bancorp has taxable income in the carryback period and it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences and its projected future taxable income.

As required under U.S. GAAP, the Bancorp established a deferred tax asset for compensation expense recognized for financial reporting that may be deductible for tax purposes in the future for certain stock-based awards granted to its employees. As a result of the Bancorp’s stock price as of March 31, 2011, a portion of the deferred tax assets previously established for these stock-based awards will likely not be realized. During the first quarter of 2011, the Bancorp was required to record income tax expense of approximately $2 million and anticipates that it will be required to record an additional $22 million of income tax expense during the remainder of the year, primarily in the second quarter. The Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future; therefore, it is possible that the total impact to income tax expense will be greater than or less than $24 million in 2011.

The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2007 through 2010. The IRS is currently conducting an audit of the Bancorp’s federal income tax returns for the 2008 and 2009 tax years. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a short period of time. Otherwise, with the exception of a few states with insignificant uncertain tax positions, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

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

The Bancorp did not make any cash contributions to its pension plans during the three months ended March 31, 2011 and 2010. Based on the current actuarial assumptions, the Bancorp is not required to make any cash contributions to its pension plans during the remainder of 2011. The following table summarizes the components of net periodic pension cost:

	For the Three Months Ended March 31,
($ in millions)	2011	2010
Service cost	$-	-
Interest cost	3	3
Expected return on assets	(4)	(3)
Amortization of actuarial loss	3	3
Amortization of net prior service cost	-	-
Settlement	-	-
Net periodic pension cost	$2	3

16. Accumulated Other Comprehensive Income

The activity of the components of other comprehensive income and accumulated other comprehensive income for the three months ended March 31, 2011 and 2010 was as follows:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2011
Unrealized holding losses on available-for-sale securities arising during period	$(57)	20	(37)
Reclassification adjustment for net gains included in net income	(12)	5	(7)
Net unrealized gains on available-for-sale securities	(69)	25	(44)	321	(44)	277

Unrealized holding losses on cash flow hedge derivatives arising during period	-	-	-
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(15)	6	(9)
Net unrealized gains on cash flow hedge derivatives	(15)	6	(9)	67	(9)	58

Defined benefit plans:
Net prior service cost	-	-	-
Net actuarial loss	3	(1)	2
Defined benefit plans, net	3	(1)	2	(74)	2	(72)
Total	$(81)	30	(51)	314	(51)	263

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2010
Unrealized holding gains on available-for-sale securities arising during period	$91	(32)	59
Reclassification adjustment for net gains included in net loss	(12)	4	(8)
Net unrealized gains on available-for-sale securities	79	(28)	51	216	51	267

Unrealized holding gains on cash flow hedge derivatives arising during period	1	-	1
Reclassification adjustment for net gains on cash flow hedge derivatives included in net loss	(11)	4	(7)
Net unrealized gains on cash flow hedge derivatives	(10)	4	(6)	105	(6)	99

Defined benefit plans:
Net prior service cost	-	-	-
Net actuarial loss	3	(1)	2
Defined benefit plans, net	3	(1)	2	(80)	2	(78)
Total	$72	(25)	47	241	47	288

17. Capital Actions

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

On February 2, 2011, the Bancorp redeemed all 136,320 shares of its Series F Preferred Stock held by the U.S. Treasury. In connection with the redemption of the Series F Preferred Stock, the Bancorp accelerated the accretion of the remaining issuance discount on the Series F Preferred Stock and recorded a reduction in retained earnings and a corresponding increase in preferred stock of $153 million in the Bancorp’s Condensed Consolidated Balance Sheet.

On March 15, 2011, the Bancorp repurchased the warrant issued to the U.S. Treasury in connection with the CPP preferred stock investment at an agreed upon price of $280 million, which was recorded as a reduction to capital surplus in the Bancorp’s Condensed Consolidated Financial Statements. The warrant gave the U.S Treasury the right to purchase 43,617,747 shares of the Bancorp’s common stock at $11.72 per share.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

18. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted shares were as follows:

	2011			2010
For the three months ended March 31, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Loss	Average Shares	Per Share Amount
Earnings per share:
Net income (loss) attributable to Bancorp	$265			(10)
Dividends on preferred stock	177			62
Net income (loss) available to common shareholders	88			(72)
Income (loss) allocated to participating securities	-			-
Net income (loss) allocated to common shareholders	88	881	0.10	(72)	790	(0.09)
Earnings per diluted share:
Net income (loss) available to common shareholders	88			(72)
Effect of dilutive securities:
Stock based awards		7	-		-	-
Warrant related to Series F preferred stock		7	-		-	-
Net income (loss) available to common shareholders plus assumed conversions	88			(72)
Income (loss) allocated to participating securities	-			-
Net income (loss) allocated to common shareholders plus assumed conversions	$88	895	0.10	(72)	790	(0.09)

The diluted earnings per share computation for the three months ended March 31, 2011 excludes 24 million stock appreciation rights and 10 million stock options that had not yet been exercised and 36 million shares related to the Bancorp’s Series G preferred stock. The shares were excluded from the computation of net income per diluted share because their inclusion would have been anti-dilutive to earnings per share.

Due to the net loss for the three months ended March 31, 2010, the diluted earnings per share calculation excludes all common stock equivalents, including 12 million stock options, 28 million stock appreciation rights, 4 million shares of restricted stock, 36 million common shares from convertible preferred stock and 44 million shares under the warrant related to the CPP, as their inclusion would have been anti-dilutive to earnings per share.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Assets and Liabilities Measured at fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using
March 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$228	-	-	228
U.S. Government sponsored agencies	-	1,739	-	1,739
Obligations of states and political subdivisions	-	153	-	153
Agency mortgage-backed securities	-	10,785	-	10,785
Other bonds, notes and debentures	-	1,183	-	1,183
Other securities(a)	174	5	-	179
Available-for-sale securities(a)	402	13,865	-	14,267

Trading securities:
Obligations of states and political subdivisions	-	20	1	21
Agency mortgage-backed securities	-	35	-	35
Other bonds, notes and debentures	-	11	-	11
Other securities	50	99	-	149
Trading securities	50	165	1	216

Residential mortgage loans held for sale	-	1,017	-	1,017
Residential mortgage loans(b)	-	-	54	54
Derivative assets:
Interest rate contracts	3	1,295	12	1,310
Foreign exchange contracts	-	315	-	315
Equity contracts	-	-	78	78
Commodity contracts	-	123	-	123
Derivative assets	3	1,733	90	1,826
Total assets	$455	16,780	145	17,380

Liabilities:
Derivative liabilities
Interest rate contracts	$10	710	2	722
Foreign exchange contracts	-	307	-	307
Equity contracts	-	-	38	38
Commodity contracts	-	116	-	116
Derivative liabilities	10	1,133	40	1,183

Short positions	8	2	-	10
Total liabilities	$18	1,135	40	1,193

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
December 31, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$230	-	-	230
U.S. Government sponsored agencies	-	1,645	-	1,645
Obligations of states and political subdivisions	-	172	-	172
Agency mortgage-backed securities	-	10,973	-	10,973
Other bonds, notes and debentures	-	1,342	-	1,342
Other securities(a)	180	4	-	184
Available-for-sale securities(a)	410	14,136	-	14,546

Trading securities:
U.S. Treasury and Government agencies	1	-	-	1
Obligations of states and political subdivisions	-	20	1	21
Agency mortgage-backed securities	-	8	-	8
Other bonds, notes and debentures	-	115	5	120
Other securities	47	97	-	144
Trading securities	48	240	6	294

Residential mortgage loans held for sale	-	1,892	-	1,892
Residential mortgage loans(b)	-	-	46	46
Derivative assets:
Interest rate contracts	90	1,448	13	1,551
Foreign exchange contracts	-	343	-	343
Equity contracts	-	-	81	81
Commodity contracts	-	99	-	99
Derivative assets	90	1,890	94	2,074
Total assets	$548	18,158	146	18,852

Liabilities:
Derivative liabilities
Interest rate contracts	$14	846	11	871
Foreign exchange contracts	-	323	-	323
Equity contracts	-	-	28	28
Commodity contracts	-	92	-	92
Derivative liabilities	14	1,261	39	1,314

Short positions	1	1	-	2
Total liabilities	$15	1,262	39	1,316

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
March 31, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$468	-	-	468
U.S. Government sponsored agencies	-	2,149	-	2,149
Obligations of states and political subdivisions	-	224	-	224
Agency mortgage-backed securities	-	11,445	-	11,445
Other bonds, notes and debentures	-	1,215	-	1,215
Other securities(a)	532	9	-	541
Available-for-sale securities(a)	1,000	15,042	-	16,042

Trading securities:
U.S. Treasury and Government agencies	1	-	-	1
Obligations of states and political subdivisions	-	38	1	39
Agency mortgage-backed securities	-	9	-	9
Other bonds, notes and debentures	-	189	4	193
Other securities	45	16	2	63
Trading securities	46	252	7	305

Residential mortgage loans held for sale	-	1,089	-	1,089
Residential mortgage loans(b)	-	-	36	36
Derivative assets:
Interest rate contracts	8	1,476	11	1,495
Foreign exchange contracts	-	239	-	239
Equity contracts	-	-	75	75
Commodity contracts	-	92	-	92
Derivative assets	8	1,807	86	1,901
Total assets	$1,054	18,190	129	19,373

Liabilities:
Derivative liabilities
Interest rate contracts	$6	797	4	807
Foreign exchange contracts	-	215	-	215
Equity contracts	-	-	76	76
Commodity contracts	-	81	-	81
Derivative liabilities	6	1,093	80	1,179

Short positions	-	1	-	1
Total liabilities	$6	1,094	80	1,180
(a)	Excludes FHLB and FRB restricted stock totaling $524 and $344, respectively, at March 31, 2011 and December 31, 2010, and $551 and $342, respectively, at March 31, 2010.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.

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

Available-for-sale and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include agency and non-agency mortgage-backed securities, other asset-backed securities, obligations of U.S. Government sponsored agencies, and corporate and municipal bonds. Agency mortgage-backed securities, obligations of U.S. Government sponsored agencies, and corporate and municipal bonds are generally valued using a market approach based on observable prices of securities with similar characteristics. Non-agency mortgage-backed securities and other asset-backed securities are generally valued using an income approach based on discounted cash flows, incorporating prepayment speeds, performance of underlying collateral and specific tranche-level attributes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Trading securities classified as Level 3 consist of auction rate securities. Due to the illiquidity in the market for these types of securities at March 31, 2011, December 31, 2010 and March 31, 2010, the Bancorp measured fair value using a discount rate based on the assumed holding period.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At March 31, 2011, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of warrants and put rights associated with the Processing Business Sale and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

In connection with the Processing Business Sale, the Bancorp provided Advent International with certain put options that are exercisable in the event of certain circumstances. In addition, the warrants associated with the Processing Business Sale allow the Bancorp to purchase an incremental 10% nonvoting interest in FTPS under certain defined conditions involving change of control. The fair values of the warrants and put options are calculated applying Black-Scholes option valuation models using probability weighted scenarios. The assumptions utilized in the models are summarized in the following table as of:

	March 31, 2011						December 31, 2010						March 31, 2010
	Warrants			Put Options			Warrants			Put Options			Warrants			Put Options
Expected term (years)	8.3	-	18.3	0.3	-	2.8	8.5	-	18.5	0.5	-	3.0	9.3	-	19.3	0.3	-	3.8
Expected volatility(a)	35.3	-	35.7%	29.0	-	44.3%	36.0	-	37.0%	25.6	-	44.6%	37.0	-	39.3%	26.7	-	42.4%
Risk free rate	3.25	-	4.32%	0.13	-	1.24%	3.06	-	4.18%	0.23	-	1.05%	4.00	-	4.91%	0.21	-	1.59%
Expected dividend rate			-%			-%			-%			-%			-%			-%
(a)	Based on historical and implied volatilities of comparable companies assuming similar expected terms.

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

The net fair value of the interest rate lock commitments at March 31, 2011 was $8 million. At March 31, 2011, immediate decreases in current interest rates of 25 bp and 50 bp would result in increases in the fair value of the interest rate lock commitments of $11 million and $20 million, respectively. Immediate increases of current interest rates of 25 bp and 50 bp would result in decreases in the fair value of the interest rate lock commitments of $13 million and $27 million, respectively, at March 31, 2011. The decrease in fair value of interest rate lock commitments at March 31, 2011 due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be $1 million and $2 million, respectively, and the increase in fair value due to immediate10% and 20% favorable changes in the assumed loan closing rates would be $1 million and $2 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended March 31, 2011 ($ in millions)	Trading Securities		Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance		$6	46	2	53	$107
Total gains or losses (realized/unrealized):
Included in earnings	-		-	24	(13)	11
Purchases	-		-	-	-	-
Sales	(5)		-	-	-	(5)
Settlements	-		(2)	(16)	-	(18)
Transfers into Level 3(b)	-		10	-	-	10
Ending balance		$1	54	10	40	$105
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2011(c)		$-	-	8	(12)	$(4)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended March 31, 2010 ($ in millions)	Residual Interests in Securitizations		Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$174		13	26	(2)	11	$222
Total gains or losses (realized/unrealized):
Included in earnings	-		3	1	37	(12)	29
Purchases, sales, issuances, and settlements, net	(174	)(d)	(9)	2	(28)	-	(209)
Transfers into Level 3(b)				7	-	-	7
Ending balance	$-		7	36	7	(1)	$49
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010(c)	$-		(1)	1	4	(11)	$(7)
(a)	Net interest rate derivatives include derivative assets and liabilities of $12 and $2, respectively, as of March 31, 2011 and $11 and $4, respectively, as of March 31, 2010. Net equity derivatives include derivative assets and liabilities of $78 and $38, respectively, as of March 31, 2011, and $75 and $76, respectively, as of March 31, 2010.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.
(d)	Due to a change in U.S. GAAP adopted by the Bancorp on January 1, 2010, all residual interests in securitizations were eliminated concurrent with the consolidation of the related VIEs. See Note 8 for further discussion.

The total gains and losses included in earnings for the three months ended March 31, 2011 and 2010 for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2011	2010
Mortgage banking net revenue	$24	37
Other noninterest income	(13)	(11)
Securities gains (losses), net	-	3
Total	$11	29

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The total gains and losses included in earnings for the three months ended March 31, 2011 and 2010 attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at March 31, 2011 and 2010 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2011	2010
Mortgage banking net revenue	$8	5
Other noninterest income	(12)	(11)
Securities gains (losses), net	-	(1)
Total	$(4)	(7)

Assets and Liabilities Measured at fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables represent those assets and liabilities that were subject to fair value adjustments during the quarters ended March 31, 2011 and 2010 and still held as of the end of the period, and the related losses from fair value adjustments on loans sold during the period as well as loans still held as of the end of the period.

	Fair Value Measurements Using				Total Gains (Losses)
($ in millions)	Level 1	Level 2	Level 3	Total	Three Months Ended March 31, 2011
Commercial loans held for sale(a)	$-	-	48	48	(16)
Commercial and industrial loans	-	-	104	104	(85)
Commercial mortgage loans	-	-	80	80	(31)
Commercial construction loans	-	-	48	48	(19)
MSRs	-	-	894	894	37
OREO property	-	-	173	173	(77)
Total	$-	-	1,347	1,347	(191)

	Fair Value Measurements Using				Total Losses
($ in millions)	Level 1	Level 2	Level 3	Total	Three Months Ended March 31, 2010
Commercial loans held for sale(a)	$66	-	10	76	(6)
Commercial and industrial loans	20	-	165	185	(136)
Commercial mortgage loans	11	-	155	166	(65)
Commercial construction loans	17	-	136	153	(53)
MSRs	-	-	725	725	(7)
OREO property	-	-	241	241	(49)
Total	$114	-	1,432	1,546	(316)
(a)	Includes commercial nonaccrual loans held for sale.

During the first quarter of 2011, the Bancorp transferred $43 million of commercial loans from the portfolio to loans held for sale. These loans were fair valued based on discounted cash flow models incorporating appraisals of the underlying collateral, as well as assumptions about investor return requirements and amounts and timing of expected cash flows, and, therefore, classified within Level 3 of the valuation hierarchy. In addition, existing loans held for sale with a fair value of $5 million were further adjusted based on discounted cash flow models incorporating appraisals of the underlying collateral, as well as assumptions about investor return requirements and amounts and timing of expected cash flows, and, therefore, classified within Level 3 of the valuation hierarchy.

During the first quarter of 2011 and 2010, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage and commercial construction loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table.

During the three months ended March 31, 2011 and 2010, the Bancorp recognized temporary impairments in certain classes of the MSR portfolio in which the carrying value was adjusted to fair value as of March 31, 2011 and 2010. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 9 for further information on the Bancorp’s MSRs.

During the first quarter of 2011 and 2010, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value, less costs to sell. Such fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value Option

The Bancorp has elected to measure certain residential mortgage loans held for sale under the fair value option as allowed under U.S. GAAP. Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value. Residential loans with fair values of $10 million and $7 million were transferred to the Bancorp’s portfolio during the three months ended March 31, 2011 and 2010, respectively. The net impact related to fair value adjustments on these loans was immaterial to the Bancorp’s Condensed Consolidated Financial Statements during the three months ended March 31, 2011 and 2010.

Fair value changes included in earnings for instruments for which the fair value option was elected included losses of $8 million and $25 million during the three months ended March 31, 2011 and 2010, respectively. These losses are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $5 million at March 31, 2011 and December 31, 2010 and $4 million at March 31, 2010. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Fair Value	Principal Balance	Difference
March 31, 2011
Residential mortgage loans measured at fair value	$1,071	1,040	31
Past due loans of 90 days or more	4	4	-
Nonaccrual loans	1	1	-

December 31, 2010
Residential mortgage loans measured at fair value	$1,938	1,913	25
Past due loans of 90 days or more	5	6	(1)
Nonaccrual loans	1	1	-

March 31, 2010
Residential mortgage loans measured at fair value	$1,125	1,091	34
Past due loans of 90 days or more	4	5	(1)
Nonaccrual loans	-	-	-

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis.

As of March 31, 2011 ($ in millions)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,121	2,121
Other securities	868	868
Held-to-maturity securities	346	346
Other short-term investments	2,481	2,481
Loans held for sale	274	274
Portfolio loans and leases:
Commercial and industrial loans	26,251	27,690
Commercial mortgage loans	9,984	9,053
Commercial construction loans	1,840	1,309
Commercial leases	3,271	2,926
Residential mortgage loans(a)	9,190	8,250
Home equity	10,981	9,575
Automobile loans	11,059	11,077
Credit card	1,668	1,771
Other consumer loans and leases	507	559
Unallocated allowance for loan and lease losses	(145)	-
Total portfolio loans and leases, net(a)	74,606	72,210
Financial liabilities:
Deposits	82,317	82,511
Federal funds purchased	332	332
Other short-term borrowings	1,297	1,297
Long-term debt	10,555	11,088

(a) Excludes $54 of residential mortgage loans measured at fair value on a recurring basis.

As of December 31, 2010 ($ in millions)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,159	2,159
Other securities	868	868
Held-to-maturity securities	353	353
Other short-term investments	1,515	1,515
Loans held for sale	324	324
Portfolio loans and leases:
Commercial and industrial loans	26,068	27,322
Commercial mortgage loans	10,248	9,513
Commercial construction loans	1,890	1,471
Commercial leases	3,267	2,934
Residential mortgage loans(a)	8,600	7,577
Home equity	11,248	9,366
Automobile loans	10,910	10,975
Credit card	1,738	1,786
Other consumer loans and leases	622	682
Unallocated allowance for loan and lease losses	(150)	-
Total portfolio loans and leases, net(a)	74,441	71,626
Financial liabilities:
Deposits	81,648	81,860
Federal funds purchased	279	279
Other short-term borrowings	1,574	1,574
Long-term debt	9,558	9,921

(a) Excludes $46 of residential mortgage loans measured at fair value on a recurring basis.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of March 31, 2010 ($ in millions)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,133	2,133
Other securities	893	893
Held-to-maturity securities	355	355
Other short-term investments	3,904	3,904
Loans held for sale	518	518
Portfolio loans and leases:
Commercial and industrial loans	24,806	25,882
Commercial mortgage loans	10,941	10,088
Commercial construction loans	2,928	2,416
Commercial leases	3,277	2,844
Residential mortgage loans(a)	7,506	6,509
Home equity	11,901	9,939
Automobile loans	10,044	10,218
Credit card	1,670	1,740
Other consumer loans and leases	709	734
Unallocated allowance for loan and lease losses	(197)	-
Total portfolio loans and leases, net(a)	73,585	70,370
Financial liabilities:
Deposits	83,574	83,781
Federal funds purchased	271	271
Other short-term borrowings	1,359	1,359
Long-term debt	10,947	10,827

(a) Excludes $36 of residential mortgage loans measured at fair value on a recurring basis.

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

($ in millions, except per share data)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Three months ended March 31, 2011
Net interest income (a)	$333	336	93	28	94	-		884
Provision for loan and lease losses	152	113	97	5	(199)	-		168
Net interest income (loss) after provision for loan and lease losses	181	223	(4)	23	293	-		716
Noninterest income:
Service charges on deposits	50	73	-	1	-	-		124
Mortgage banking net revenue	-	3	99	-	-	-		102
Investment advisory revenue	3	28	-	95	-	(28	)(b)	98
Corporate banking revenue	81	3	-	1	1	-		86
Card and processing revenue	9	74	2	1	(6)	-		80
Other noninterest income	32	20	10	-	19	-		81
Securities gains, net	-	-	-	-	8	-		8
Securities gains, net - non-qualifying hedges on mortgage servicing rights	-	-	5	-	-	-		5
Total noninterest income	175	201	116	98	22	(28)		584
Noninterest expense:
Salaries, wages and incentives	53	113	34	34	117	-		351
Employee benefits	16	34	11	9	27	-		97
Net occupancy expense	5	46	2	2	22	-		77
Technology and communications	3	1	-	-	41	-		45
Equipment expense	-	13	-	-	16	-		29
Card and processing expense	2	23	4	-	-	-		29
Other noninterest expense	195	162	106	62	(207)	(28)		290
Total noninterest expense	274	392	157	107	16	(28)		918
Income (loss) before income taxes	82	32	(45)	14	299	-		382
Applicable income tax (benefit) expense(a)	(7)	11	(16)	5	124	-		117
Net income (loss)	89	21	(29)	9	175	-		265
Less: Net income attributable to noncontrolling interest	-	-	-	-	-	-		-
Net income (loss) attributable to Bancorp	89	21	(29)	9	175	-		265
Dividends on preferred stock	-	-	-	-	177	-		177
Net income (loss) available to common shareholders	$89	21	(29)	9	(2)	-		88
Total goodwill	$613	1,656	-	148	-	-		2,417
Total assets	$43,468	46,757	22,204	6,794	(8,738)	-		110,485
(a)	Includes FTE adjustments of $5.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

($ in millions, except per share data)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Three months ended March 31, 2010
Net interest income (a)	$377	382	109	38	(5)	-		901
Provision for loan and lease losses	278	153	137	13	9	-		590
Net interest income (loss) after provision for loan and lease losses	99	229	(28)	25	(14)	-		311
Noninterest income:
Service charges on deposits	48	92	-	2	-	-		142
Mortgage banking net revenue	-	7	145	-	-	-		152
Investment advisory revenue	3	25	-	88	-	(25	)(b)	91
Corporate banking revenue	76	4	-	1	-	-		81
Card and processing revenue	7	67	2	-	(3)	-		73
Other noninterest income	27	18	8	-	21	-		74
Securities gains, net	-	-	-	-	14	-		14
Total noninterest income	161	213	155	91	32	(25)		627
Noninterest expense:
Salaries, wages and incentives	52	104	30	30	113	-		329
Employee benefits	13	30	8	7	28	-		86
Net occupancy expense	4	43	2	2	25	-		76
Technology and communications	3	4	-	1	37	-		45
Equipment expense	1	12	-	-	17	-		30
Card and processing expense	-	24	1	-	-	-		25
Other noninterest expense	164	157	77	56	(64)	(25)		365
Total noninterest expense	237	374	118	96	156	(25)		956
Income (loss) before income taxes	23	68	9	20	(138)	-		(18)
Applicable income tax (benefit) expense (a)	(28)	24	3	7	(14)	-		(8)
Net income (loss)	51	44	6	13	(124)	-		(10)
Less: Net income attributable to noncontrolling interest	-	-	-	-	-	-		-
Net income (loss) attributable to Bancorp	51	44	6	13	(124)	-		(10)
Dividends on preferred stock	-	-	-	-	62	-		62
Net income (loss) available to common shareholders	$51	44	6	13	(186)	-		(72)
Total goodwill	$613	1,656	-	148	-	-		2,417
Total assets	$43,480	47,995	21,882	6,090	(6,796)	-		112,651
(a)	Includes FTE adjustments of $4.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I, Item  1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the first quarter of 2011 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 3 and Note 17 of the Notes to Condensed Consolidated Financial Statements for information regarding purchases and sales of equity securities by the Bancorp during the first quarter of 2011.

Defaults Upon Senior Securities (Item 3)

None.

(Removed and Reserved) (Item 4)

Other Information (Item 5)

None.

Exhibits (Item 6)

1.1

Underwriting Agreement dated as of January 20, 2011 among Fifth Third Bancorp, the Forward Purchaser named therein, the Forward Seller named therein and J.P. Morgan Securities LLC as representative of the underwriters named therein. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2011.

1.2

Underwriting Agreement dated as of January 20, 2011 between Fifth Third Bancorp, and J.P. Morgan Securities LLC as underwriter and representative of the other underwriters named therein. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2011.

3.1	Second Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.2	Amended Code of Regulations of Fifth Third Bancorp as of June 15, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 21, 2010.

4.1

Confirmation of Forward Sale Transaction dated as of January 24, 2011 among Fifth Third Bancorp and JPMorgan Chase Bank, National Association. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2011.

4.2

Supplemental Indenture dated as of January 25, 2011 between Fifth Third Bancorp and Wilmington Trust Company, as trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third and the Trustee. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2011.

4.3

Global Security dated as of January 25, 2011 representing Fifth Third Bancorp’s $500,000,000 3.625% Senior Notes due 2016. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2011. *

10.1	Fifth Third Bancorp 2011 Incentive Compensation Plan. Incorporated by reference to the Registrant’s Proxy Statement dated March 10, 2011.**

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail***.

*	Fifth Third Bancorp also entered into an identical security on January 25, 2011 representing an additional $500,000,000 of its 3.625% Senior Notes due 2016.
**	Denotes management contract or compensatory plan or arrangement.
***

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

Fifth Third Bancorp
Registrant

Date: May 9, 2011	/s/ Daniel T. Poston
Daniel T. Poston
Executive Vice President and
Chief Financial Officer