Form 10-Q
period 2011-06-30
FIFTH THIRD BANCORP
filed 2011-08-05
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

There were 919,818,137 shares of the Registrant’s common stock, without par value, outstanding as of June 30, 2011.

FINANCIAL CONTENTS

This report may contain forward-looking statements about Fifth Third Bancorp and/or the company as combined acquired entities within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act); (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties in separating Vantiv, LLC, formerly Fifth Third Processing Solutions, LLC from Fifth Third; (21) loss of income from any sale or potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth; (22) ability to secure confidential information through the use of computer systems and telecommunications networks; and (23) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements is available in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the United States Securities and Exchange Commission (SEC). Copies of this filing are available at no cost on the SEC’s Web site at www.sec.gov or on the Fifth Third Web site at www.53.com. Fifth Third undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

IFRS: International Financial Reporting Standards

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

TABLE 1: Selected Financial Data

	For the three months			For the six months
	ended June 30,			ended June 30,
($ in millions, except per share data)	2011	2010	% Change	2011	2010	% Change
Income Statement Data
Net interest income(a)	$869	887	(2)	$1,752	1,788	(2)
Noninterest income	656	620	6	1,240	1,247	(1)
Total revenue(a)	1,525	1,507	1	2,992	3,035	(1)
Provision for loan and lease losses	113	325	(65)	281	915	(69)
Noninterest expense	901	935	(4)	1,819	1,891	(4)
Net income attributable to Bancorp	337	192	75	602	182	231
Net income available to common shareholders	328	130	153	417	57	625

Common Share Data
Earnings per share, basic	$0.36	0.16	125	$0.46	0.07	557
Earnings per share, diluted	0.35	0.16	119	0.46	0.07	557
Cash dividends per common share	0.06	0.01	500	0.12	0.02	500
Book value per share	13.23	12.65	5	13.23	12.65	5
Market value per share	12.75	12.29	4	12.75	12.29	4

Financial Ratios (%)
Return on assets	1.22	0.68	79	1.09	0.32	241
Return on average common equity	11.0	5.2	112	7.2	1.2	500
Return on average tangible common equity(b)	14.0	7.4	89	9.3	3.9	138
Average equity as a percent of average assets	11.1	12.0	(8)	11.4	12.0	(5)
Tangible common equity(b)	8.64	6.55	32	8.64	6.55	32
Net interest margin(a)	3.62	3.57	1	3.66	3.60	2
Efficiency(a)	59.1	62.1	(5)	60.8	62.3	(2)

Credit Quality
Net losses charged off	$304	434	(30)	$671	1,016	(34)
Net losses charged off as a percent of average loans and leases	1.56	2.26	(31)	1.74	2.64	(34)
ALLL as a percent of loans and leases	3.35	4.85	(31)	3.35	4.85	(31)
Allowance for credit losses as a percent of loans and leases(c)	3.61	5.18	(30)	3.61	5.18	(30)
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned(d)	2.66	3.87	(31)	2.66	3.87	(31)

Average Balances
Loans and leases, including held for sale	$79,153	78,807	—	$79,265	79,468	—
Total securities and other short-term investments	17,192	20,891	(18)	17,241	20,726	(17)
Total assets	111,200	112,613	(1)	111,023	113,021	(2)
Transaction deposits(e)	71,506	65,508	9	70,838	64,859	9
Core deposits(f)	78,244	76,844	2	77,887	76,555	2
Wholesale funding(g)	16,433	18,977	(13)	16,430	19,591	(16)
Bancorp shareholders’ equity	12,365	13,563	(9)	12,706	13,541	(6)

Regulatory Capital Ratios (%)
Tier I capital	11.93	13.65	(12)	11.93	13.65	(12)
Total risk-based capital	16.03	17.99	(11)	16.03	17.99	(11)
Tier I leverage	11.03	12.24	(10)	11.03	12.24	(10)
Tier I common equity(b)	9.20	7.17	28	9.20	7.17	28

(a)	Amounts presented on an FTE basis. The FTE adjustment for the three months ended June 30, 2011 and 2010 was $5 and for the six months ended June 30, 2011 and 2010 was $9.
(b)	The return on average tangible common equity, tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of the MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100 thousand and over, other deposits, federal funds purchased, short-term borrowings and long-term debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2011, the Bancorp had $111 billion in assets, operated 15 affiliates with 1,316 full-service Banking Centers, including 103 Bank Mart® locations open seven days a week inside select grocery stores, and 2,456 Jeanie® ATMs in 12 states throughout the Midwestern and Southeastern regions of the United States. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has a 49% interest in Vantiv, LLC, formerly Fifth Third Processing Solutions, LLC.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended June 30, 2011, net interest income, on an FTE basis, and noninterest income provided 57% and 43% of total revenue, respectively. The Bancorp derives the majority of its revenues within the United States from customers domiciled in the United States. Revenue from foreign countries and external customers domiciled in foreign countries is immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Redemption of Trust Preferred Securities

On March 18, 2011, the Bancorp announced that the Federal Reserve Board did not object to the Bancorp’s capital plan submitted under the Federal Reserve’s Comprehensive Capital Analysis and Review. Pursuant to this plan, during June of 2011 the Bancorp redeemed certain trust preferred securities, totaling $452 million, which related to the Fifth Third Capital Trust VII, First National Bankshares Statutory Trust I and R&G Capital Trust II, LLT.

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

Earnings Summary

The Bancorp’s net income available to common shareholders for the second quarter of 2011 was $328 million, or $0.35 per diluted share, which was net of $9 million in preferred stock dividends. For the second quarter of 2010, the Bancorp’s net income available to common shareholders was $130 million, or $0.16 per diluted share, which was net of $62 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2011 was $417 million, or $0.46 per diluted share, which was net of $185 million in preferred stock dividends. The preferred stock dividends for the six months ended June 30, 2011 included $153 million in discount accretion resulting from the Bancorp’s repurchase of Series F preferred stock. For the six months ended June 30, 2010, the Bancorp’s net income available to common shareholders was $57 million, or $0.07 per diluted share, which was net of $125 million in preferred stock dividends.

Net interest income (FTE) decreased two percent in the second quarter of 2011 to $869 million, compared to $887 million in the same period last year. The decrease from the second quarter of 2010 was primarily due to a 32 bp decrease in the average yield on loans and leases from the second quarter of 2010, as well as a $3.4 billion, or three percent, decline in total average interest-earnings assets. Partially offsetting these items was a 23 bp decrease in the average rate paid on interest-bearing liabilities primarily driven by a mix shift from higher cost term deposits to lower cost deposit products, coupled with a five percent decrease in average interest-bearing liabilities. Net interest income (FTE) was $1.8 billion for the six months ended June 30, 2011 and 2010. Net interest income for the six months ended June 30, 2011 compared to the same period in the prior year was impacted by a 14 bp decrease in average yield on average interest earning assets and a $3.7 billion decrease in average interest bearing assets offset by 25 bp decrease in the average rate paid on interest bearing liabilities and a $4.6 billion decrease in average interest bearing liabilities. Net interest income for the three and six months ended June 30, 2011 included $10 million and $23 million, respectively, in accretion of discounts on loans and deposits from acquisitions during 2008 compared to $17 million and $38 million for the three and six months ended June 30, 2010. Excluding these items, net interest income decreased $11 million from the second quarter of 2010 and $21 million from the six months ended June 30, 2010. Net interest margin increased to 3.62% and 3.66% for the three and six months ended June 30, 2011, respectively compared to 3.57% and 3.60% for the same periods in the prior year.

Noninterest income increased six percent to $656 million in the second quarter of 2011 compared to the same period last year. Noninterest income was $1.2 billion for the six months ended June 30, 2011 and 2010. The increase from the second quarter of 2010 was primarily due to an increase in mortgage banking net revenue and investment advisory revenue partially offset by a decrease in service charges on deposits. Mortgage banking net revenue increased $48 million, or 42%, primarily due to an increase in gains on net valuation adjustments on MSRs and MSR derivatives partially offset by a decline in origination fees and gains on loan sales. Investment advisory revenue increased $8 million, or 10%, due to improved market conditions and expansion of the sales force. Service charges on deposits decreased $23 million, or 16%, primarily due to the impact of Regulation E.

Noninterest expense decreased four percent to $901 million in the second quarter of 2011 and decreased four percent to $1.8 billion for the six months ended June 30, 2011 compared to the same periods in the prior year. The decrease from the second quarter of 2010 and the six months ended June 30, 2010 was primarily due to decreases of $16 million and $34 million, respectively, in FDIC insurance and other taxes, $14 million and $30 million, respectively, in the provision for unfunded commitments and letters of credit, and $4 million and $33 million, respectively in the provision for representation and warranty reserves related to residential mortgage loans sold to third parties. Partially offsetting this activity was an increase in personnel expenses of $15 million compared to the second quarter of 2010 and $47 million compared to the six months ended June 30, 2010.

The Bancorp does not originate subprime mortgage loans, does not hold credit default swaps and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. Throughout 2010 and into 2011, the Bancorp continued to be affected by high unemployment rates, weakened housing markets, particularly in the upper Midwest and Florida, and a challenging credit environment. Credit trends, however, continued to show signs of moderation and, as a result, the provision for loan and lease losses decreased 65% to $113 million and 69% to $281 million for the three and six months ended June 30, 2011 compared to $325 million and $915 million, respectively, for the same periods in 2010. In addition, net charge-offs as a percent of average loans and leases decreased to 1.56% during the second quarter of 2011 compared to 2.26% during the second quarter of 2010 and decreased to 1.74% for the six months ended June 30, 2011 compared to 2.64% for the six months ended June 30, 2010. At June 30, 2011, nonperforming assets as a percent of loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 2.66%, compared to 2.79% at December 31, 2010 and 3.87% at June 30, 2010. For further discussion on credit quality, see the Credit Risk Management section.

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System. As of June 30, 2011, the Tier I capital ratio was 11.93%, the Tier I leverage ratio was 11.03% and the total risk-based capital ratio was 16.03%. For additional information on the Bancorp’s capital ratios, see the Capital Management section.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

NON-GAAP FINANCIAL MEASURES

The Bancorp considers various measures when evaluating capital utilization and adequacy, including the return on average tangible common equity ratio, tangible equity ratio, tangible common equity ratio and tier I common equity ratio, in addition to capital ratios defined by banking regulators. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Because U.S. GAAP does not include capital ratio measures, the Bancorp believes there are no comparable U.S. GAAP financial measures to these ratios. Tier I common equity is not formally defined by U.S. GAAP or codified in the federal banking regulations and, therefore, is considered to be a non-GAAP financial measure. Since analysts and banking regulators may assess the Bancorp’s capital adequacy using these ratios, the Bancorp believes they are useful to provide investors the ability to assess its capital adequacy on the same basis.

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

The following table reconciles non-GAAP financial measures to U.S. GAAP as of or for the three months ended:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Non-GAAP Financial Measures
	June 30, 2011	December 31, 2010	June 30, 2010
As of ($ in millions)
Net income available to common shareholders (U.S. GAAP)	$328	270	130
Add: Intangible amortization, net of tax	4	7	7

Tangible net income available to common shareholders	332	277	137
Tangible net income available to common shareholders (annualized) (1)	1,332	1,099	550

Average Bancorp shareholders’ equity (U.S. GAAP)	12,365	14,007	13,563
Less: Average preferred stock	(398)	(3,648)	(3,626)
Average goodwill	(2,417)	(2,417)	(2,417)
Average intangible assets	(52)	(67)	(88)

Average tangible common equity (2)	9,498	7,875	7,432

Total Bancorp shareholders’ equity (U.S. GAAP)	$12,572	14,051	13,701
Less: Preferred stock	(398)	(3,654)	(3,631)
Goodwill	(2,417)	(2,417)	(2,417)
Intangible assets	(49)	(62)	(83)

Tangible common equity, including unrealized gains / losses	9,708	7,918	7,570
Less: Accumulated other comprehensive income	(396)	(314)	(440)

Tangible common equity, excluding unrealized gains / losses (3)	9,312	7,604	7,130
Add: Preferred stock	398	3,654	3,631

Tangible equity (4)	9,710	11,258	10,761

Total assets (U.S. GAAP)	$110,805	111,007	112,025
Less: Goodwill	(2,417)	(2,417)	(2,417)
Intangible assets	(49)	(62)	(83)
Accumulated other comprehensive income, before tax	(609)	(483)	(677)

Tangible assets, excluding unrealized gains / losses (5)	$107,730	108,045	108,848

Total Bancorp shareholders’ equity (U.S. GAAP)	$12,572	14,051	13,701
Less: Goodwill and certain other intangibles	(2,536)	(2,546)	(2,537)
Accumulated other comprehensive income	(396)	(314)	(440)
Add: Qualifying trust preferred securities	2,312	2,763	2,763
Other	20	11	(25)

Tier I capital	11,972	13,965	13,462
Less: Preferred stock	(398)	(3,654)	(3,631)
Qualifying trust preferred securities	(2,312)	(2,763)	(2,763)
Qualified noncontrolling interest in consolidated subsidiaries	(30)	(30)	—

Tier I common equity (6)	$9,232	7,518	7,068

Risk-weighted assets (7) (a)	$100,320	100,561	98,604

Ratios:
Return on average tangible common equity (1) / (2)	14.02%	13.95	7.40
Tangible equity (4) / (5)	9.01%	10.42	9.89
Tangible common equity (3) / (5)	8.64	7.04	6.55
Tier I common equity (6) / (7)	9.20	7.48	7.17

(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in the Bancorp’s total risk-weighted assets.

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

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. These accounting policies are discussed in detail in Management’s Discussion and Analysis - Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010. No material changes have been made to the valuation techniques or models during the six months ended June 30, 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on securities, loans and leases (including yield-related fees) and other interest-earning assets less the interest paid for core deposits (includes transaction deposits and other time deposits) and wholesale funding (includes certificates of deposit $100,000 and over, other deposits, federal funds purchased, short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest rate spread is the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest rate spread due to the interest income earned on those assets that are funded by noninterest-bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Tables 3 and 4 present the components of net interest income, net interest margin and net interest rate spread for the three and six months ended June 30, 2011 and 2010. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income was $869 million for the second quarter of 2011, a decrease of $18 million from the second quarter of 2010. Net interest income was $1,752 million for the six months ended June 30, 2011 a decrease of $36 million from the six months ended June 30, 2010. Included within net interest income are amounts related to the accretion of discounts on acquired loans and deposits, primarily as a result of the second quarter 2008 acquisition of First Charter Corporation, which increased net interest income $10 million and $23 million during the three and six months ended June 30, 2011, respectively, compared to $17 million and $38 million during the three and six months ended June 30, 2010, respectively. The original purchase accounting discount reflected the high discount rate in the market at the time of the acquisition; the total loan discounts are being accreted into net interest income over the remaining period to maturity of the loans acquired. Based upon the remaining period to maturity, and excluding the impact of prepayments, the Bancorp anticipates recognizing approximately $14 million in additional net interest income during the remainder of 2011 as a result of the amortization and accretion of premiums and discounts on acquired loans and deposits. Exclusive of the impact of these items, net interest income decreased $11 million compared to the second quarter of 2010 and $21 million from the six months ended June 30, 2010.

For the three and six months ended June 30, 2011, net interest income was adversely impacted by lower yields on both the commercial and consumer loan portfolios partially offset by an increase in average consumer loans and a decrease in interest expense compared to the three and six months ended June 30, 2010, respectively. Yields on the commercial and consumer loan portfolio have decreased throughout 2011 as the result of low interest rates during 2011. Average consumer loans increased primarily as the result of increases in average residential mortgage loans and automobile loans compared to the three and six months ended June 30, 2010. The decreases in interest expense was primarily the result of a $3.9 billion and $4.6 billion decrease in average interest bearing liabilities for the three and six months ended June 30, 2010, respectively, coupled with a mix shift to lower cost core deposits as well as the benefit of lower rates offered on savings account balances. The decrease in average interest bearing liabilities was the result of migration from certificates of deposit into demand accounts due to low interest rates during 2011. The shift in funding composition partially offset by the decrease in yields on loans and leases resulted in an increase in the net interest rate spread to 3.37% and 3.41% for the three and six months ended June 30, 2011, respectively, compared to 3.28% and 3.30% for the three and six months ended June 30, 2010, respectively.

Net interest margin increased to 3.62% and 3.66% for the three and six months ended June 30, 2011, respectively, compared to 3.57% and 3.60% for the three and six months ended June 30, 2010, respectively. Net interest margin was impacted by the amortization and accretion of premiums and discounts on acquired loans and deposits that increased net interest margin approximately 4 bp and 8 bp during the three and six months ended June 30, 2011, respectively, compared to a 6 bp and 14 bp increase during the three and six months ended June 30, 2010, respectively. Exclusive of these amounts, net interest margin increased 7 bp for the second quarter of 2011 and 12 bp for the six months ended June 30, 2011 compared to the same periods in the prior year. The increase from both periods in 2010 was driven by the previously mentioned shift in funding composition to lower cost core deposits, an increase in free-funding balances and an increase in the net interest rate spread.

Total average interest-earning assets for the three and six months ended June 30, 2011 decreased three percent and four percent from the three and six months ended June 30, 2010, respectively. The decrease from the three months ended June 30, 2010 was the result of a two percent decline in average commercial loans and an 18% decrease in the average investment portfolio partially offset by the three percent increase in average consumer loans and leases. The decrease from the six months ended June 30, 2010 was the result of a three percent decrease in average commercial loans and a 17% decrease in the average investment portfolio partially offset by a three percent increase in average consumer loans.

Interest income from loans and leases decreased $58 million, or six percent, compared to second quarter of 2010 and $106 million, or six percent, compared to the six months ended June 30, 2010. The decrease from the three and six months ended June 30, 2010 was primarily the result of a 32 bp and 26 bp decrease in average yields, respectively, partially offset by a three percent increase in average consumer loans compared to both periods. Yields across much of the loan and lease portfolio decreased as the result of lower interest rates on newly originated loans and a decline in interest rates on automobile loans due to increased competition. Exclusive of the amortization and accretion of premiums and discounts on acquired loans, interest income from loans and leases decreased $51 million and $91 million compared to the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

three and six months ended June 30, 2010. Interest income from investment securities and short-term investments decreased $13 million, or eight percent, compared to the three months ended June 30, 2010 primarily due to an 18% decrease in average balances. Interest income from investment securities and short-term investments decreased $48 million, or 14%, compared to the six months ended June 30, 2010 primarily due to a 17% decrease in the average balance and a 12 bp decrease on the yield of taxable securities.

Average core deposits increased $1.4 billion, or two percent, compared to the second quarter of 2010 and increased $1.3 billion, or two percent, compared to the six months ended June 30, 2010. The increase from both periods was primarily due to an increase in average savings, average demand deposits and average foreign office deposits, partially offset by a decrease in average time deposits. The cost of average core deposits decreased to 39 bp and 42 bp for the three and six months ended June 30, 2011, respectively, from 67 bp and 69 bp for the three and six months ended June 30, 2010. This decrease was primarily the result of a mix shift to lower cost core deposits and a 27 bp and 26 bp decrease in rates on average savings deposits compared to the three and six months ended June 30, 2010, respectively.

For the three months ended June 30, 2011, interest expense on wholesale funding decreased $2 million, or two percent, compared to the three months ended June 30, 2010, primarily as a result of a $2.5 billion decrease in the average balance partially offset by a 30 bp increase in the rate. During the six months ended June 30, 2011, interest expense on wholesale funding decreased $19 million, or nine percent, compared to the six months ended June 30, 2010 primarily as the result of a $3.2 billion decrease in the average balance partially offset by a 20 bp increase in rate. Both periods in 2011 were impacted by the repayment of $1.0 billion of long-term debt during the fourth quarter of 2010 and the Bancorp’s redemption of $452 million of trust preferred securities, classified as long term debt, during June of 2011 partially offset by the issuance of $1.0 billion in long-term debt, that carries a 3.625% rate of interest, during the first quarter of 2011. During the three and six months ended June 30, 2011, wholesale funding represented 23% of interest-bearing liabilities compared to 25%, respectively, during the three and six months ended June 30, 2010. Refer to the Borrowings section of MD&A for additional information on the Bancorp’s change in average long-term debt. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the three months ended	June 30, 2011			June 30, 2010			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield Rate	Average Balance	Revenue/ Cost	Average Yield Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$27,970	$304	4.35%	$26,179	$310	4.75%	$21	(27)	(6)
Commercial mortgage	10,491	105	4.00	11,772	120	4.10	(12)	(3)	(15)
Commercial construction	1,950	15	3.01	3,258	25	3.15	(9)	(1)	(10)
Commercial leases	3,349	34	4.06	3,336	38	4.51	—	(4)	(4)

Subtotal – commercial	43,760	458	4.19	44,545	493	4.44	—	(35)	(35)
Residential mortgage loans	10,655	120	4.54	9,390	112	4.77	14	(6)	8
Home equity	11,144	109	3.91	12,102	121	4.01	(9)	(3)	(12)
Automobile loans	11,188	134	4.81	10,170	154	6.01	13	(33)	(20)
Credit card	1,834	45	9.91	1,859	50	10.91	(1)	(4)	(5)
Other consumer loans/leases	572	31	22.02	742	25	13.65	(7)	13	6

Subtotal – consumer	35,393	439	4.99	34,263	462	5.40	10	(33)	(23)

Total loans and leases	79,153	897	4.54	78,808	955	4.86	10	(68)	(58)
Securities:
Taxable	15,115	150	3.97	16,451	161	3.93	(11)	—	(11)
Exempt from income taxes(b)	96	2	6.41	154	3	6.98	(1)	—	(1)
Other short-term investments	1,981	1	0.25	4,285	2	0.20	(1)	—	(1)

Total interest-earning assets	96,345	1,050	4.37	99,698	1,121	4.51	(3)	(68)	(71)
Cash and due from banks	2,356			2,163
Other assets	15,298			14,550
Allowance for loan and lease losses	(2,799)			(3,798)

Total assets	$111,200			$112,613

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$18,701	$12	0.26%	$18,652	$14	0.30%	$—	(2)	(2)
Savings	21,817	18	0.33	19,446	30	0.60	3	(15)	(12)
Money market	5,009	4	0.29	4,679	5	0.42	—	(1)	(1)
Foreign office deposits	3,805	3	0.29	3,325	3	0.36	—	—	—
Other time deposits	6,738	40	2.40	11,336	76	2.70	(28)	(8)	(36)
Certificates - $100,000 and over	3,955	20	2.05	6,354	34	2.13	(13)	(1)	(14)
Other deposits	2	—	0.02	5	—	0.10	—	—	—
Federal funds purchased	344	—	0.11	264	—	0.17	—	—	—
Other short-term borrowings	1,605	1	0.16	1,478	1	0.21	—	—	—
Long-term debt	10,527	83	3.16	10,876	71	2.64	(2)	14	12

Total interest-bearing liabilities	72,503	181	1.00	76,415	234	1.23	(40)	(13)	(53)
Demand deposits	22,174			19,406
Other liabilities	4,129			3,229

Total liabilities	98,806			99,050
Total equity	12,394			13,563

Total liabilities and equity	$111,200			$112,613

Net interest income		$869			$887		$37	(55)	(18)
Net interest margin			3.62%			3.57%
Net interest rate spread			3.37			3.28
Interest-bearing liabilities to interest-earning assets			75.25			76.65

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table are $5 for the three months ended June 30, 2011 and 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 4: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the six months ended	June 30, 2011			June 30, 2010			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield Rate	Average Balance	Revenue/ Cost	Average Yield Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$27,689	$605	4.40%	$26,239	$609	4.68%	$33	(37)	(4)
Commercial mortgage	10,652	214	4.06	11,804	243	4.15	(24)	(5)	(29)
Commercial construction	2,017	31	3.08	3,518	53	3.03	(23)	1	(22)
Commercial leases	3,356	69	4.12	3,402	76	4.53	—	(7)	(7)

Subtotal – commercial	43,714	919	4.24	44,963	981	4.40	(14)	(48)	(62)
Residential mortgage loans	10,695	244	4.60	9,434	233	4.98	29	(18)	11
Home equity	11,259	220	3.94	12,219	243	4.01	(18)	(5)	(23)
Automobile loans	11,130	273	4.95	10,178	309	6.13	27	(63)	(36)
Credit card	1,843	93	10.17	1,899	102	10.83	(3)	(6)	(9)
Other consumer loans/leases	624	62	20.14	775	49	12.73	(11)	24	13

Subtotal – consumer	35,551	892	5.06	34,505	936	5.47	24	(68)	(44)

Total loans and leases	79,265	1,811	4.61	79,468	1,917	4.87	10	(116)	(106)
Securities:
Taxable	15,135	298	3.96	16,843	341	4.08	(30)	(13)	(43)
Exempt from income taxes(b)	147	3	5.31	165	6	7.03	(1)	(2)	(3)
Other short-term investments	1,959	2	0.25	3,718	4	0.19	(3)	1	(2)

Total interest-earning assets	96,506	2,114	4.42	100,194	2,268	4.56	(24)	(130)	(154)
Cash and due from banks	2,313			2,205
Other assets	15,098			14,407
Allowance for loan and lease losses	(2,894)			(3,785)

Total assets	$111,023			$113,021

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$18,621	$25	0.27%	$19,090	$28	0.29%	$(1)	(2)	(3)
Savings	21,572	40	0.38	18,960	60	0.64	7	(27)	(20)
Money market	5,072	8	0.30	4,651	10	0.44	1	(3)	(2)
Foreign office deposits	3,693	6	0.30	3,043	5	0.35	1	—	1
Other time deposits	7,049	83	2.38	11,696	158	2.73	(57)	(18)	(75)
Certificates - $100,000 and over	4,090	41	2.02	6,700	71	2.14	(26)	(4)	(30)
Other deposits	2	—	0.03	6	—	0.05	—	—	—
Federal funds purchased	327	—	0.12	242	—	0.15	—	—	—
Other short-term borrowings	1,622	2	0.18	1,464	2	0.22	—	—	—
Long-term debt	10,389	157	3.05	11,179	146	2.64	(11)	22	11

Total interest-bearing liabilities	72,437	362	1.01	77,031	480	1.26	(86)	(32)	(118)
Demand deposits	21,880			19,115
Other liabilities	3,970			3,334

Total liabilities	98,287			99,480
Total equity	12,736			13,541

Total liabilities and equity	$111,023			$113,021

Net interest income		$1,752			$1,788		$62	(98)	(36)
Net interest margin			3.66%			3.60%
Net interest rate spread			3.41			3.30
Interest-bearing liabilities to interest-earning assets			75.06			76.88

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table are $9 for the six months ended June 30, 2011 and 2010.

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

The provision for loan and lease losses was $113 million and $281 million for the three and six months ended June 30, 2011, respectively, compared to $325 million and $915 million during the comparable periods in 2010. The decrease in provision expense compared to the same prior year periods was due to decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases, and improvement in underlying loss trends. As of June 30, 2011, the ALLL as a percent of loans and leases decreased to 3.35%, from 4.85% at June 30, 2010.

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

Noninterest Income

Noninterest income increased $36 million, or six percent, for the second quarter of 2011 compared to the second quarter of 2010 and decreased $7 million, or one percent, for the six months ended June 30, 2011 compared to the same period in the prior year. The components of noninterest income for the three and six months ended June 30, 2011 and 2010 are as follows:

TABLE 5: Noninterest Income

	For the three months			For the six months
	ended June 30,		Percent	ended June 30,		Percent
($ in millions)	2011	2010	Change	2011	2010	Change
Mortgage banking net revenue	$162	114	42	$264	266	(1)
Service charges on deposits	126	149	(16)	250	291	(14)
Investment advisory revenue	95	87	10	193	177	9
Corporate banking revenue	95	93	2	181	174	4
Card and processing revenue	89	84	5	169	158	8
Other noninterest income	83	85	(2)	164	160	3
Securities gains, net	6	8	(25)	14	21	(33)
Securities gains, net, non-qualifying hedges on mortgage servicing rights	—	—	NM	5	—	NM

Total noninterest income	$656	620	6	$1,240	1,247	(1)

NM: Not meaningful

Mortgage banking net revenue increased $48 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and decreased $2 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The components of mortgage banking net revenue are as follows:

TABLE 6: Components of Mortgage Banking Net Revenue

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2011	2010	2011	2010
Origination fees and gains on loan sales	$64	89	$126	160
Net servicing revenue:
Servicing fees	58	54	116	107
Servicing rights amortization	(25)	(25)	(53)	(49)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	65	(4)	75	48

Net servicing revenue	98	25	138	106

Mortgage banking net revenue	$162	114	$264	266

Origination fees and gains on loan sales decreased $25 million and $34 million for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. The decrease from both periods in the prior year was primarily the result of an 18% and three percent decrease in loan originations from the three and six months ended June 30, 2010, respectively, and a decrease in margins on sold loans. Residential mortgage loan originations decreased to $3.1 billion during the second quarter of 2011 compared to $3.8 billion during the second quarter of 2010 and decreased to $7.1 billion during the six months ended June 30, 2011 from $7.3 billion during the six months

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

ended June 30, 2010. The decrease in originations from both periods is primarily due to a decrease in refinancing activity as many customers have taken advantage of the low interest rate environment in prior periods.

Net servicing revenue is comprised of gross servicing fees and related servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. Net servicing revenue increased $73 million and $32 million for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 driven primarily by an increase of $69 million and $27 million, respectively, in net valuation adjustments. The net valuation adjustment of $65 million during the second quarter of 2011 included $129 million in gains from derivatives economically hedging the MSRs partially offset by $64 million in temporary impairment on the MSR portfolio. The net valuation adjustment of $75 million for the six months ended June 30, 2011 included $102 million in gains from derivatives economically hedging the MSR portfolio partially offset by $27 million of temporary impairment on the MSR portfolio. Refinancing activity in recent years has resulted in prepayments being less sensitive to lower mortgage rates due to customers taking advantage of lower rates in those earlier periods as well as the impact of tighter underwriting standards. The net MSR/hedge position has benefited from the positive carry of the hedge and the widening spread between mortgage and swap rates. The Bancorp’s total residential loans serviced as of June 30, 2011, December 31, 2010, and June 30, 2010 was $66.8 billion, $63.2 billion, and $61.0 billion, respectively, with $56.0 billion, $54.2 billion, and $51.3 billion, respectively, of residential mortgage loans serviced for others.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net gains on sales of these securities were $5 million for the six months ended June 30, 2011. There were no sales of securities related to the Bancorp’s non-qualifying hedging strategy during the second quarter of 2011 or the three and six months ended June 30, 2010.

Service charges on deposits decreased $23 million and $41 million for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. Consumer deposit revenue decreased $26 million and $44 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in the prior year primarily due to the impact of Regulation E and new overdraft policies that resulted in a decrease in overdraft occurrences. Regulation E became effective on July 1, 2010 for new accounts and August 15, 2010 for existing accounts. Regulation E is a FRB rule that prohibits financial institutions from charging consumers fees for paying overdrafts on ATMs and one-time debit card transactions unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Commercial deposit revenue increased $2 million and $3 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in the prior year. The increase from both periods in the prior year was primarily due to a decrease in earnings credits paid on customer balances as the result of a decrease in the crediting rate applied to balances. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services. Earnings credits are based on the customer’s average balance in qualifying deposits multiplied by the crediting rate. Qualifying deposits include demand deposits and interest-bearing checking accounts. The Bancorp has a standard crediting rate that is adjusted as necessary based on the competitive market conditions and changes in short-term interest rates.

Investment advisory revenue increased $8 million and $16 million for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. The increases from both periods in the prior year was primarily due to improved market performance and sales force expansion that resulted in increased brokerage activity and assets under management and care. As of June 30, 2011, the Bancorp had approximately $276 billion in assets under care and managed $25 billion in assets for individuals, corporations and not-for-profit organizations.

Corporate banking revenue increased $2 million and $7 million for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. The increase from both prior year periods was primarily the result of increases in syndication fees, business lending fees, and derivative sales partially offset by decreases in international income and institutional sales.

Card and processing revenue increased $5 million and $11 million for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. The increase from both periods in the prior year was due to growth in debit and credit card transaction volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest income are as follows:

TABLE 7: Components of Other Noninterest Income

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2011	2010	2011	2010
Operating lease income	$14	15	$30	31
BOLI income	11	12	21	23
Cardholder fees	9	8	18	19
Gain on loan sales	8	6	25	31
Consumer loan and lease fees	8	9	15	15
Banking center income	7	5	14	10
TSA revenue	5	13	16	26
Insurance income	5	8	13	17
Loss on sale of OREO	(26)	(13)	(28)	(29)
Other	42	22	40	17

Total other noninterest income	$83	85	$164	160

Other noninterest income decreased $2 million, or two percent, in the second quarter of 2011 compared to the second quarter of 2010 and increased $4 million, or two percent, for the six months ended June 30, 2011 compared to the same period in the prior year. The decrease compared to the second quarter of 2010 was primarily due to a $13 million increase in the loss on sale of OREO, an $8 million decrease in TSA revenue and a $3 million decrease in insurance income partially offset by a $21 million increase in the valuation of warrants and put options issued as part of the Processing Business sale in 2009, recorded in the “other” caption. The increase compared to the six months ended June 30, 2010 was primarily due to the previously mentioned $21 million increase in valuation of warrants and put options partially offset by a $10 million decrease in TSA revenue and a $6 million decrease in gains on loan sales. As part of the Processing Business Sale in 2009, the Bancorp entered into a TSA that resulted in the Bancorp recognizing approximately $5 million and $16 million in revenue during the three and six months ended June 30, 2011, respectively, that were offset with expense from the TSA recorded in noninterest expense.

Net securities gains were $6 million and $14 million for the three and six months ended June 30, 2011, respectively, compared to $8 million and $21 million for the three and six months ended June 30, 2010, respectively.

Noninterest Expense

Total noninterest expense decreased $34 million, or four percent for the three months ended June 30, 2011, and $72 million, or four percent, for the six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. The decrease from both periods in the prior year was primarily due to a decrease in other noninterest expense, partially offset by an increase in total personnel costs. The major components of noninterest expense are detailed in the following table.

TABLE 8: Noninterest Expense

	For the three months ended June 30,		Percent	For the six months ended June 30,		Percent
($ in millions)	2011	2010	Change	2011	2010	Change
Salaries, wages and incentives	$365	356	2	$716	686	4
Employee benefits	79	73	9	176	159	11
Net occupancy expense	75	73	2	152	150	1
Technology and communications	48	45	6	93	90	3
Card and processing expense	29	31	(8)	58	56	3
Equipment expense	28	31	(9)	57	60	(6)
Other noninterest expense	277	326	(15)	567	690	(18)

Total noninterest expense	$901	935	(4)	$1,819	1,891	(4)

Total personnel costs (salaries, wages and incentives plus employee benefits) increased three and six percent, respectively, for the three and six months ended June 30, 2011, compared to the same periods last year, due to an increase in base and incentive compensation driven by investments in the sales force beginning in mid-2010. Full time equivalent employees totalled 20,953 at June 30, 2011 compared to 20,479 at June 30, 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest expense are as follows:

TABLE 9: Components of Other Noninterest Expense

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2011	2010	2011	2010
FDIC insurance and other taxes	$50	66	$101	135
Loan and lease	48	47	94	95
Marketing	31	27	53	48
Affordable housing investments impairment	26	24	50	47
Losses and adjustments	22	30	51	93
Travel	14	13	26	24
Postal and courier	12	12	25	24
Professional services fees	12	11	26	21
Operating lease	10	11	21	22
Recruitment and education	8	8	15	15
Intangible asset amortization	6	11	13	23
OREO	6	7	18	14
Insurance	1	11	13	25
Provision for unfunded commitments and letters of credit	(14)	(6)	(30)	3
Other	45	54	91	101

Total other noninterest expense	$277	326	$567	690

Total other noninterest expense decreased $49 million and $123 million, respectively, for the three and six months ended June 30, 2011 compared to the same periods in the prior year. The decrease from both periods in the prior year was primarily due to decreases in FDIC insurance and other taxes, the provision for unfunded commitments and letters of credit, the provision for representation and warranty reserve related to residential mortgage loans sold to third-parties, insurance expense and expenses related to the TSA. FDIC insurance and other taxes decreased $16 million and $34 million, respectively, for the three and six months ended June 30, 2011 compared to same periods in the prior year due primarily to the FDIC’s implementation of amended regulations that revise the Federal Deposit Insurance Act as a result of the Dodd-Frank Act. The amended regulations modified the definition of an institution’s deposit insurance assessment base from domestic deposits to quarterly average total assets less quarterly average tangible equity as well as modified the assessment rate calculation; additionally, the six months ended June 30, 2010 included expenses due to the Bancorp’s participation in the FDIC’s TLGP transaction account guarantee program, which was exited during the first quarter of 2010. The provision for unfunded commitments and letters of credit was a benefit of $14 million and $30 million, respectively, for the three and six months ended June 30, 2011 compared to a benefit of $6 million and an expense of $3 million, respectively, for the three and six months ended June 30, 2010 due to lower estimates of inherent losses resulting from a decrease in delinquent loans as general economic conditions continued to show signs of moderation during 2011. The provision for representation and warranty claims, included in other losses and adjustments, decreased $4 million and $33 million, respectively, for the three and six months ended June 30, 2011 compared to the same periods in the prior year primarily due to a decrease in demand requests during 2011. Insurance expense decreased $10 million and $12 million, respectively, for the three and six months ended June 30, 2011 compared to the same periods in the prior year primarily due to the benefit recorded on the termination of a reinsurance agreement with a third-party during the second quarter of 2011. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information on the termination of the reinsurance agreement. TSA related expenses decreased to approximately $5 million and $16 million, respectively, for the three and six months ended June 30, 2011 compared to $16 million and $26 million in the same periods in the prior year due to Vantiv’s transition to their own supporting systems. The three and six months ended June 30, 2011 also include $6 million of gains, recorded in the “other” caption, as a result of the redemption of certain trust preferred securities during June of 2011.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 59.1% and 60.8% for the three and six months ended June 30, 2011 compared to 62.1% and 62.3% for the three and six months ended June 30, 2010, respectively.

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 10: Applicable Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2011	2010	2011	2010
Income before income taxes	$506	242	883	220
Applicable income tax expense	169	50	281	38
Effective tax rate	33.3%	20.5%	31.8%	17.3%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of certain nondeductible expenses. The tax credits are associated with the Low-Income Housing Tax Credit program established under Section 42 of the Internal Revenue Code (IRC), the New Markets Tax Credit program established under section 45D of the IRC and the Rehabilitation Investment Tax Credit program established under section 47 of the IRC and the Qualified Zone Academy Bond program established under Section 1397E of the IRC. The increase in the effective tax rate for the three months ended June 30, 2011 from the prior year quarter was primarily due to higher forecasted pre-tax income as well as an increase in the amount of non-cash charges relating to previously recognized tax benefits associated with stock-based awards that will not be realized. The increase in the effective tax rate for the six months ended June 30, 2011 from the prior year period was primarily due to higher forecasted pre-tax income as well as a $24 million tax benefit resulting from the settlement of certain uncertain tax positions with the IRS during the first quarter of 2010.

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

TABLE 11: Components of Total Loans and Leases (includes held for sale)

	June 30, 2011		December 31, 2010		June 30, 2010
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$28,155	36	$27,275	34	$26,011	33
Commercial mortgage loans	10,331	13	10,992	14	11,569	15
Commercial construction loans	1,805	2	2,111	3	3,042	4
Commercial leases	3,326	4	3,378	4	3,271	4

Subtotal – commercial	43,617	55	43,756	55	43,893	56

Consumer:
Residential mortgage loans	10,838	14	10,857	14	9,672	12
Home equity	11,048	14	11,513	14	11,987	15
Automobile loans	11,315	14	10,983	14	10,285	13
Credit card	1,856	2	1,896	2	1,841	3
Other consumer loans and leases	478	1	702	1	704	1

Subtotal – consumer	35,535	45	35,951	45	34,489	44

Total loans and leases	$79,152	100	$79,707	100	$78,382	100

Total portfolio loans and leases (excludes loans held for sale)	$77,967		$77,491		$76,232

Total loans and leases, including loans held for sale, decreased $555 million, or one percent, compared to December 31, 2010 , and increased $770 million, or one percent, from June 30, 2010. The decrease in total loans and leases from December 31, 2010 was the result of a $139 million decline in commercial loans and a $416 million decline in consumer loans. The increase in total loans and leases from June 30, 2010 was the result of a $1.0 billion increase in consumer loans partially offset by a $276 million decrease in commercial loans.

Total commercial loans and leases decreased $139 million from December 31, 2010 primarily due to declines in commercial mortgage loans and commercial construction loans, partially offset by an increase in commercial and industrial loans. Commercial mortgage loans decreased $661 million, or six percent, from December 31, 2010 as a result of tighter underwriting standards implemented in prior quarters in an effort to limit exposure to commercial real estate. Commercial construction loans decreased $306 million, or 14%, from December 31, 2010 due to runoff of non-owner occupied commercial real estate. The Bancorp decided to suspend lending on commercial non-owner occupied commercial real estate in 2008. Commercial and industrial loans increased $880 million, or three percent, from December 31, 2010, driven by an increase in new loan origination activity.

Total commercial loans and leases decreased $276 million, or one percent, compared to June 30, 2010 due primarily to decreases in commercial construction loans and commercial mortgage loans, partially offset by an increase in commercial and industrial loans. Commercial construction loans decreased $1.2 billion, or 41%, compared to June 30, 2010, primarily due to management’s strategy to suspend new lending on commercial non-owner occupied real estate beginning in 2008. Despite the inflow from completed construction projects, commercial mortgage loans decreased $1.2 billion, or 11%, compared to June 30, 2010, due to tighter underwriting standards on commercial real estate loans in an effort to limit exposure to commercial real estate. Commercial and industrial loans increased $2.1 billion, or eight percent, compared to June 30, 2010, driven by an increase in new loan origination activity, despite the $852 million decrease in loans originally issued to Vantiv, LLC, formerly Fifth Third Processing Solutions, LLC, in conjunction with the Processing Business Sale. Vantiv, LLC, refinanced the original $1.25 billion in loans into a larger syndicated structure in connection with an acquisition in the fourth quarter of 2010.

Total consumer loans and leases decreased $416 million, or one percent, from December 31, 2010 primarily due to declines in home equity loans and other consumer loans and leases partially offset by an increase in automobile loans. Home equity loans decreased $465 million, or four percent, compared to December 31, 2010, due to tighter underwriting standards implemented in prior quarters and decreased customer demand. Other consumer loans and leases, primarily made up of automobile leases as well as some student loans designated as held for sale, decreased $224 million, or 32%, compared to December 31, 2010 due to a decline in new originations driven by tighter underwriting standards implemented in prior quarters. Automobile loans increased $332 million, or three percent, compared to December 31, 2010, due to strong loan origination volumes through consistent and competitive pricing, enhanced customer service with our dealership network and disciplined sales execution. Residential mortgage loans and credit card loans remained relatively flat from December 31, 2010.

Total consumer loans and leases increased $1.0 billion, or three percent, compared to June 30, 2010 primarily due to increases in residential mortgage loans and automobile loans, partially offset by decreases in home equity loans and other consumer loans and leases. Residential mortgage loans and leases increased $1.2 billion, or 12%, from June 30, 2010, primarily due to management’s decision in the third quarter of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2010 to retain certain shorter term residential mortgage loans originated through the Bancorp’s retail branches. Automobile loans increased $1.0 billion, or 10 percent, from June 30, 2010, due to the previously mentioned strategic focus on increasing automobile lending during 2010 and throughout the first half of 2011. Home equity loans decreased $939 million, or 8%, compared to June 30, 2010 as a result of tighter underwriting standards and decreased customer demand. Other consumer loans and leases decreased $226 million, or 32%, compared to June 30, 2010 due to a decline in new originations driven by tighter underwriting standards.

TABLE 12: Components of Average Total Loans and Leases (includes held for sale)

	June 30, 2011		December 31, 2010		June 30, 2010
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$27,970	36	$26,509	34	$26,179	33
Commercial mortgage loans	10,491	13	11,276	14	11,772	15
Commercial construction loans	1,950	2	2,289	3	3,258	4
Commercial leases	3,349	4	3,314	4	3,336	5

Subtotal – commercial	43,760	55	43,388	55	44,545	57

Consumer:
Residential mortgage loans	10,655	14	10,693	13	9,390	12
Home equity	11,144	14	11,655	15	12,102	15
Automobile loans	11,188	14	10,825	14	10,170	13
Credit card	1,834	2	1,844	2	1,859	2
Other consumer loans and leases	572	1	743	1	741	1

Subtotal – consumer	35,393	45	35,760	45	34,262	43

Total average loans and leases	$79,153	100	$79,148	100	$78,807	100

Total portfolio loans and leases (excludes loans held for sale)	$77,937		$76,236		$76,973

Average total commercial loans and leases were relatively flat compared to December 31, 2010 and decreased $785 million, or two percent, compared to June 30, 2010. The decrease in average total commercial loans from June 30, 2010 was driven by tighter underwriting standards and lower demand for commercial mortgage loans, the suspension of lending on non-owner occupied commercial real estate in 2008, and the previously mentioned Vantiv, LLC, refinancing, partially offset by an increase in commercial and industrial originations.

Average total consumer loans and leases were relatively flat compared to December 31, 2010 and increased $1.1 billion, or three percent, compared to June 30, 2010. The increase in average total consumer loans and leases from June 30, 2010 was driven by increases in average residential mortgage loans and average automobile loans, partially offset by decreases in average home equity loans and average other consumer loans and leases. Average residential mortgage loans increased $1.3 billion, or 13%, average automobile loan balances increased $1.0 billion, or 10%, average home equity loans decreased $958 million, or eight percent, and other consumer loans and leases decreased $169 million, or 23%, from June 30, 2010 due to the reasons previously discussed.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of June 30, 2011 and December 31, 2010, total investment securities were $16.1 billion, compared to $16.6 billion at June 30, 2010.

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

For all periods presented, the Bancorp’s investment portfolio consisted primarily of AAA-rated agency mortgage-backed securities, and did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio. Additionally, there was approximately $131 million of securities classified as below investment grade as of June 30, 2011, compared to $137 million as of December 31, 2010 and $142 million as of June 30, 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 13: Components of Investment Securities

($ in millions)	June 30, 2011	December 31, 2010	June 30, 2010
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and Government agencies	$199	225	475
U.S. Government sponsored agencies	2,141	1,564	1,692
Obligations of states and political subdivisions	113	170	196
Agency mortgage-backed securities	10,269	10,570	10,109
Other bonds, notes and debentures	1,135	1,338	946
Other securities	1,032	1,052	1,938

Total available-for-sale and other securities	$14,889	14,919	15,356

Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$340	348	349
Other bonds, notes and debentures	4	5	5

Total held-to-maturity	$344	353	354

Trading: (fair value)
Variable rate demand notes	$15	106	169
Other securities	202	188	101

Total trading	$217	294	270

Available-for-sale securities on an amortized basis remained relatively flat compared to December 31, 2010 and decreased $467 million from June 30, 2010. The decrease from June 30, 2010 was due to a $906 million decrease in other securities partially offset by a $449 million increase in U.S. Government sponsored agency securities.

At June 30, 2011 and 2010, available-for-sale securities were 16% of total interest-earning assets, compared to 15% at December 31, 2010. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 4.5 years at June 30, 2011, compared to 4.4 years at December 31, 2010 and June 30, 2010. In addition, at June 30, 2011, the fixed-rate securities within the available-for-sale securities portfolio had a weighted-average yield of 4.28%, compared to 4.24% at December 31, 2010 and 4.41% at June 30, 2010.

Information presented in Table 14 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Market rates declined slightly in the second quarter of 2011 from the fourth quarter of 2010, resulting in an increase in net unrealized gains on agency mortgage-backed securities to $471 million at June 30, 2011, compared to $403 million in December 31, 2010. Total net unrealized gains on the available-for-sale securities portfolio were $613 million at June 30, 2011, compared to $495 million at December 31, 2010 and $665 million at June 30, 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 14: Characteristics of Available-for-Sale and Other Securities

As of June 30, 2011 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$51	50	0.7	0.95%
Average life 1 – 5 years	49	51	1.2	1.44
Average life 5 – 10 years	99	105	8.4	3.58
Average life greater than 10 years	—	—	—	—

Total	199	206	4.6	2.38
U.S. Government sponsored agencies:
Average life of one year or less	50	50	0.3	1.42
Average life 1 – 5 years	388	392	4.2	2.55
Average life 5 – 10 years	1,703	1,817	5.6	3.60

Total	2,141	2,259	5.2	3.36
Obligations of states and political subdivisions:(a)
Average life of one year or less	23	23	0.2	7.39
Average life 1 – 5 years	18	17	3.5	0.42
Average life 5 – 10 years	61	63	6.9	2.53
Average life greater than 10 years	11	12	11.3	5.02

Total	113	115	5.4	3.45
Agency mortgage-backed securities:
Average life of one year or less	279	287	0.7	5.12
Average life 1 – 5 years	7,406	7,823	3.6	4.65
Average life 5 – 10 years	2,454	2,499	6.5	4.21
Average life greater than 10 years	130	131	12.1	4.22

Total	10,269	10,740	4.3	4.55
Other bonds, notes and debentures:(b)
Average life of one year or less	105	107	0.7	1.78
Average life 1 – 5 years	750	758	2.9	3.87
Average life 5 – 10 years	211	210	5.7	3.40
Average life greater than 10 years	69	71	22.7	9.85

Total	1,135	1,146	4.4	3.95
Other securities(c)	1,032	1,036

Total available-for-sale and other securities	$14,889	15,502	4.5	4.28%

(a)	Taxable-equivalent yield adjustments included in the above table are 2.55%, 0.14%, 0.88%, 1.74% and 1.19% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Other bonds, notes, and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(c)	Other securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

Trading securities decreased $77 million, or 26%, compared to December 31, 2010 and decreased $53 million, or 20%, compared to June 30, 2010. The decreases from December 31, 2010 and June 30, 2010 were driven by the sale of VRDNs, which were held by the Bancorp in its trading securities portfolio. These securities were purchased from the market through FTS who was also the remarketing agent. Rates on these securities declined in 2010 and, as a result, the Bancorp continued to sell the VRDNs, replacing them with higher-yielding agency mortgage-backed securities classified as available-for-sale. For more information on VRDNs, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

Deposits

Deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 69%, 70% and 68% of the Bancorp’s asset funding base at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 15: Deposits

	June 30, 2011		December 31, 2010		June 30, 2010
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$22,589	28	21,413	26	19,256	23
Interest checking	18,072	22	18,560	23	17,759	22
Savings	21,764	27	20,903	26	19,646	24
Money market	4,859	6	5,035	6	4,666	6
Foreign office	3,271	4	3,721	5	3,430	4

Transaction deposits	70,555	87	69,632	86	64,757	79
Other time	6,399	8	7,728	9	10,966	13

Core deposits	76,954	95	77,360	95	75,723	92
Certificates - $100,000 and over	3,642	5	4,287	5	6,389	8
Other	2	—	1	—	3	—

Total deposits	$80,598	100	81,648	100	82,115	100

Core deposits decreased $406 million, or one percent, compared to December 31, 2010, driven by a decrease in other time deposits, partially offset by an increase in transaction deposits. Other time deposits decreased $1.3 billion, or 17%, primarily as a result of continued runoff of CDs due to the low interest rate environment as customers have opted to maintain balances in more liquid transaction accounts. Transaction deposits increased $923 million, or one percent, primarily driven by an increase in demand deposits and saving deposits partially offset by a decrease in interest checking. Demand deposits increased $1.2 billion, or five percent, from December 31, 2010 due to commercial customers opting to hold money in demand deposit accounts rather than investing excess cash given current market conditions. Saving deposits increased $861 million, or four percent, primarily due to growth in the relationship savings program which offers customers double-interest bonus payments every month when an active checking account is held. These increases were partially offset by a decrease of $488 million, or three percent, in interest checking due to decreasing interest rates and seasonal decreases from year end balances

Core deposits increased $1.2 billion, or two percent, compared to June 30, 2010, driven by an increase in transaction deposits, partially offset by a decrease in other time deposits. The increase of $5.8 billion, or nine percent, in transaction deposits was driven primarily by increases in demand deposits and saving deposits. Demand deposits increased $3.3 billion, or 17%, due to an increase in new accounts from the relationship savings program, improved attrition levels, and growth from maturing certificate of deposits. Saving deposits increased $2.1 billion, or 11%, primarily due to the relationship savings program, an increase in new accounts in the Bancorp’s growth markets due to competitive interest rates, and growth due to maturing certificate of deposit accounts. The increase in transaction deposits was offset by a decrease of $4.6 billion, or 42%, in other time deposits, as customers maintained their balances in more liquid accounts as interest rates remained near historical lows.

Included in core deposits are foreign office deposits, which are Eurodollar sweep accounts for the Bancorp’s commercial customers. These accounts bear interest at rates slightly higher than money market accounts and unlike repurchase agreements the Bancorp does not have to pledge collateral. Foreign office deposits decreased $450 million, or 12%, from December 31, 2010 due to seasonality causing deposits to build up in the fourth quarter of 2010 and decrease over the first two quarters of 2011 along with a reduction in deposits due to decreasing interest rates.

The Bancorp uses certificates of deposit $100,000 and over, as a method to fund earning asset growth. At June 30, 2011, certificates $100,000 and over decreased $645 million, or 15%, compared to December 31, 2010, and decreased $2.7 billion, or 43%, compared to June 30, 2010, due to the reasons previously discussed.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents average deposits for the three months ending June 30, 2011, December 31, 2010, and June 30, 2010.

TABLE 16: Average Deposits

	June 30, 2011		December 31, 2010		June 30, 2010
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$22,174	27	21,066	26	19,406	23
Interest checking	18,701	23	17,578	22	18,652	22
Savings	21,817	27	20,602	25	19,446	23
Money market	5,009	6	4,985	6	4,679	6
Foreign office	3,805	4	3,733	5	3,325	4

Transaction deposits	71,506	87	67,964	84	65,508	78
Other time	6,738	8	8,490	10	11,336	14

Core deposits	78,244	95	76,454	94	76,844	92
Certificates - $100,000 and over	3,955	5	4,858	6	6,354	8
Other	2	—	9	—	5	—

Total average deposits	$82,201	100	81,321	100	83,203	100

On an average basis, core deposits increased $1.8 billion, or two percent, compared to the fourth quarter of 2010, and increased $1.4 billion, or two percent, compared to the second quarter of 2010 due to migration of higher priced certificates of deposit into transaction accounts, due to the impact of historically low rates and excess customer liquidity.

Borrowings

Total borrowings increased approximately $1.8 billion, or 16%, from December 31, 2010 and increased $472 million, or four percent, compared to June 30, 2010. The increase in total borrowings from December 31, 2010 was the result of increases in all components of borrowings. The increase in total borrowings compared to June 30, 2010 was driven by increases in federal funds purchased and other short-term borrowings, partially offset by a decrease in long-term debt. As of June 30, 2011, total borrowings as a percentage of interest-bearing liabilities was 19% compared to 16% at December 31, 2010 and 17% at June 30, 2010.

TABLE 17: Borrowings

($ in millions)	June 30, 2011	December 31, 2010	June 30, 2010
Federal funds purchased	$403	279	240
Other short-term borrowings	2,702	1,574	1,556
Long-term debt	10,152	9,558	10,989

Total borrowings	$13,257	11,411	12,785

Long-term debt increased $594 million, or 6%, compared to December 31, 2010 primarily due to the issuance of $1.0 billion in senior notes in the first quarter of 2011 and an increase of approximately $320 million in structured repurchase agreements. These increases were offset primarily by the June 2011 redemption of $452 million of certain trust preferred securities, classified as long term debt. Federal funds purchased increased $124 million, or 44% compared to December 31, 2010, due to an increase in borrowings from the Bank’s correspondent banks. In order to meet its funding obligations, the Bancorp enters into repurchase agreements with customers, which are accounted for as collateralized financing transactions, where excess customer funds are borrowed overnight by the Bancorp, and later repurchased by the customers. Other short-term borrowings increased $1.1 billion, or 72%, compared to December 31, 2010, primarily due to an increase of $1.3 billion in short term FHLB borrowings in June of 2011.

Federal funds purchased increased $163 million, or 68%, compared to June 30, 2010, due to an increase in borrowings from the Bank’s correspondent banks. Other short-term borrowings increased $1.1 billion, or 74%, driven by an increase in FHLB borrowings partially offset by a reduction in derivative collateral due to market movements. Long-term debt decreased $837 million, or 8%, compared to June 30, 2010 due to the repayment of $1.0 billion in FHLB advances during the fourth quarter of 2010, the previously mentioned redemption of certain trust preferred securities during the second quarter of 2011, and continual paydowns in securitization conduits and trusts. These decreases were partially offset by the aforementioned $1.0 billion in senior notes issued in the first quarter of 2011 and increases in structured repurchase agreements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents average borrowings for the three months ending June 30, 2011, December 31, 2010, and June 30, 2010.

TABLE 18: Average Borrowings

($ in millions)	June 30, 2011	December 31, 2010	June 30, 2010
Federal funds purchased	$344	376	264
Other short-term borrowings	1,605	1,728	1,478
Long-term debt	10,527	10,298	10,876

Total average borrowings	$12,476	12,402	12,618

Average total borrowings increased $74 million, or one percent, compared to December 31, 2010, primarily due to an increase in long-term debt partially offset by a decrease in short-term borrowings. The increase in average long-term debt compared to December 31, 2010 was primarily the result of the aforementioned $1.0 billion senior note issued in the first quarter of 2011 and an increase in structured repurchase agreements. The increase was partially offset by the repayment of $1.0 billion of FHLB advances in the fourth quarter of 2010 and a reduction in commercial customer repurchase sweep agreements. Average total borrowings decreased $142 million, or one percent, compared to June 30, 2010 due to the previously mentioned activity during the fourth quarter of 2010 and the first and second quarters of 2011.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and liabilities. The credit rate provided for DDA’s is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, LIBOR or swap rate. The credit rates for DDA’s were reset January 1, 2011 to reflect the current market rates. These rates were significantly lower than those in place during the first six months of 2010, thus net interest income for deposit providing businesses was negatively impacted during the first six months of 2011.

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

TABLE 19: Business Segment Results

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2011	2010	2011	2010
Commercial Banking	$86	116	$174	167
Branch Banking	52	58	70	99
Consumer Lending	30	(18)	5	(10)
Investment Advisors	10	10	18	22
General Corporate & Other	159	26	335	(96)

Net income	337	192	602	182
Less: Net income attributable to noncontrolling interest	—	—	—	—

Net income attributable to Bancorp	337	192	602	182
Dividends on preferred stock	9	62	185	125

Net income available to common shareholders	$328	130	$417	57

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

TABLE 20: Commercial Banking

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2011	2010	2011	2010
Income Statement Data
Net interest income (FTE)(a)	$339	390	$671	767
Provision for loan and lease losses	147	188	299	466
Noninterest income:
Corporate banking revenue	90	89	172	165
Service charges on deposits	52	47	101	95
Other noninterest income	21	28	65	66
Noninterest expense:
Salaries, incentives and benefits	68	62	137	126
Other noninterest expense	212	179	416	353

Income before taxes	75	125	157	148
Applicable income tax (benefit) expense	(11)	9	(17)	(19)

Net income	$86	116	$174	167

Average Balance Sheet Data
Commercial loans	$38,046	38,499	$38,034	38,824
Demand deposits	12,068	10,813	12,024	10,668
Interest checking	7,959	8,659	8,129	9,331
Savings and money market	2,721	2,787	2,820	2,733
Certificates over $100,000	1,818	3,055	1,928	3,114
Foreign office deposits	1,841	2,007	1,888	1,763

(a)	Includes FTE adjustments of $4 for the three months ended June 30, 2011 and 2010 and $8 and $7 for the six months ended June 30, 2011 and 2010, respectively.

Net income was $86 million for the three months ended June 30, 2011, compared to net income of $116 million for the three months ended June 30, 2010. The decline in net income was the result of lower net interest income and higher noninterest expense, partially offset by a decline in the provision for loan and lease losses. For the six months ended June 30, 2011, net income was $174 million compared to $167 million for the same period of the prior year. The increase in net income was driven by a decrease in the provision for loan and lease losses, partially offset by lower net interest income and higher noninterest expense.

Net interest income decreased $51 million and $96 million for the three and six months ended June 30, 2011, respectively, compared to the same periods of the prior year. The decreases in net interest income for the three and six months ended June 30, 2011 compared to the same periods of the prior year were primarily driven by declines in the FTP credits for DDA accounts and decreases in interest income. The decreases in interest income were driven primarily by declines in average commercial loan balances as well as declines in yields of 20 bp and 8 bp, respectively.

Provision for loan and lease losses decreased $41 million and $167 million, respectively, for the three and six months ended June 30, 2011 compared to the same periods of the prior year as a result of improved credit trends across all commercial loan types. Net charge-offs as a percent of average loans and leases decreased to 155 bp for the three months ended June 30, 2011 compared to 196 bp for the same period of the prior year and decreased to 159 bp for the six months ended June 30, 2011 compared to 243 bp for the same period of the prior year.

Noninterest income remained relatively flat in the second quarter of 2011 compared to the second quarter of 2010. For the six months ended June 30, 2011, noninterest income increased $12 million compared to the same period of the prior year as increases in corporate banking revenue and service charges on deposits were partially offset by declines in other noninterest income. The increase in corporate banking revenue of $7 million was primarily driven by increased business lending and syndication fees, partially offset by decreases in international income and institutional sales. The increase in service charges on deposits of $6 million was primarily driven by a decrease in earnings credits paid on customer balances.

Noninterest expense increased $39 million and $74 million, respectively, for the three and six months ended June 30, 2011 compared to the same periods of the prior year as a result of increases in salaries, incentives and benefits and FDIC insurance expense. The increases in salaries, incentives and benefits of $6 million and $11 million, respectively, was the result of increased incentive compensation due to higher corporate banking net revenue, as well as additions to the sales force. FDIC insurance expense increased $4 million and $6 million,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

respectively, for the three and six months ended June 30, 2011 compared to the same periods of the prior year due to a change in the methodology in determining FDIC insurance premiums to one based on total assets as opposed to the previous method that was based on total domestic deposits.

Average commercial loans decreased $453 million and $790 million for the three and six months ended June 30, 2011, respectively, compared to the same periods of the prior year, as declines in average commercial mortgage and commercial construction loan balances were partially offset by increased average commercial and industrial loans. Average commercial mortgage loans decreased $1.2 billion and $1.0 billion, respectively, for the three and six months ended June 30, 2011 compared to the same periods of the prior year as a result of tighter underwriting standards implemented in prior quarters in an effort to limit exposure to commercial real estate. Average commercial construction loans decreased $1.2 billion and $1.4 billion, respectively, for the three and six months ended June 30, 2011 compared to the same periods of the prior year, due to runoff as management suspended new lending on non-owner occupied real estate in 2008. The decreases in average commercial mortgage and construction loans were partially offset by growth in average commercial and industrial loans, which increased $2.0 billion and $1.7 billion, respectively, for the three and six months ended June 30, 2011 compared to the same periods in the prior year as a result of an increase in new loan origination activity.

Average core deposits increased $314 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and $354 million for the six months ended June 30, 2011 compared to the same period of 2010. The increases for both comparative periods were primarily driven by strong growth in demand deposit accounts, which increased $1.3 billion and $1.4 billion, respectively, for the three and six months ended June 30, 2011 compared to the same periods of the prior year. The increase in demand deposit accounts was partially offset by decreases of $941 million and $1.0 billion, respectively, for the three and six months ended June 30, 2011 compared to the same periods of the prior year in interest bearing deposits, as customers opted to maintain their balances in more liquid accounts due to interest rates remaining near historical lows.

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,316 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The following table contains selected financial data for the Branch Banking segment.

TABLE 21: Branch Banking

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2011	2010	2011	2010
Income Statement Data
Net interest income	$359	385	$698	770
Provision for loan and lease losses	98	125	214	282
Noninterest income:
Card and processing revenue	86	79	163	148
Service charges on deposits	73	101	147	193
Investment advisory revenue	29	25	58	51
Other noninterest income	25	24	49	51
Noninterest expense:
Salaries, incentives and benefits	149	143	298	279
Net occupancy and equipment expense	59	55	117	111
Card and processing expense	28	30	55	54
Other noninterest expense	157	169	323	330

Income before taxes	81	92	108	157
Applicable income tax expense	29	34	38	58

Net income	$52	58	$70	99

Average Balance Sheet Data
Consumer loans	$13,912	12,974	$13,858	13,099
Commercial loans	4,653	4,871	4,612	4,936
Demand deposits	8,337	6,906	8,111	6,780
Interest checking	8,061	7,654	7,806	7,547
Savings and money market	22,349	19,788	22,069	19,272
Other time	6,624	11,138	6,927	11,470

Net income was $52 million for the three months ended June 30, 2011, compared to net income of $58 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, net income was $70 million compared to $99 million for the same period of the prior year. The decreases for both periods were driven by decreases in net interest income and noninterest income, partially offset by a decline in the provision for loan and lease losses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income decreased $26 million and $72 million, respectively, for the three and six months ended June 30, 2011 compared to the same periods of the prior year due to decreases in the FTP credits for DDA accounts. These declines were partially offset by a favorable shift in the segment’s deposit mix towards lower cost transaction deposits, resulting in declines in interest expense of $52 million and $102 million, respectively, for the three and six months ended June 30, 2011 compared to the same periods in the prior year.

Provision for loan and lease losses for the three months ended June 30, 2011 decreased $27 million compared to the second quarter of 2010, and declined $68 million for the six months ended June 30, 2011 compared to the same period of the prior year. The decline in the provision for both periods was the result of improved credit trends across all commercial and consumer loan types. Net charge-offs as a percent of average loans and leases decreased to 212 bp for the three months ended June 30, 2011 compared to 284 bp for the same period of the prior year and decreased to 234 bp for the six months ended June 30, 2011 compared to 319 bp for the same period of the prior year.

Noninterest income decreased $16 million and $26 million, respectively, for the three and six months ended June 30, 2011 compared to the same periods of the prior year. These decreases were primarily driven by lower service charges on deposits, which declined $28 million and $46 million, respectively, for the three and six months ended June 30, 2011 compared to the same periods of the prior year, due to the implementation of Regulation E. For both periods, these decreases were partially offset by increased card and processing revenue caused by higher debit and credit card transaction volumes, along with increased investment advisory revenue attributable to improved market performance and sales force expansion.

Noninterest expense decreased $4 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 as declines in other noninterest expense were partially offset by increases in salaries, incentives and benefits expense of $6 million. Other noninterest expense declined $12 million for the three months ended June 30, 2011 compared to the same period of the prior year, primarily due to a decrease in FDIC insurance expense. The increase in salaries, incentives and benefits was primarily due to an increase in base and incentive compensation driven by investments in the sales force, as well as additional branch personnel.

Noninterest expense increased $19 million for the six months ended June 30, 2011 compared to the same period of the prior year primarily due to increases in salaries, incentives and benefits expense. The increase in salaries, incentives and benefits of $19 million for the six months ended June 30, 2011 compared to the same period of the prior year were due to the previously mentioned increases in base and incentive compensation primarily driven by investments in the sales force, and additional branch personnel.

Average consumer loans increased $938 million for the second quarter of 2011 and $759 million for the six months ended June 30, 2011 compared to the same periods in the prior year. These increases were primarily driven by increases in average residential mortgage loans of $1.5 billion and $1.3 billion, respectively, for the three and six months ended June 30, 2011 compared to the same periods in the prior year due to management’s decision in the third quarter of 2010 to retain certain mortgage loans originated in the segment’s retail branches. The increases in average residential mortgage loans were partially offset by decreases in average home equity loans of $452 million and $462 million, respectively, for the three and six months ended June 30, 2011 compared to the same periods of the prior year, due to decreased customer demand and tighter underwriting standards. For the three and six months ended June 30, 2011, average commercial loans decreased $218 million and $324 million, respectively, compared to the same prior year periods due to declines in commercial and industrial loans resulting from lower customer demand for new originations and tighter underwriting standards applied to both originations and renewals.

Average core deposits remained relatively flat for the three and six months ended June 30, 2011, declining $132 million and $171 million, respectively, compared to the same periods in the prior year as runoff of higher priced certificates of deposit was partially offset by growth in transaction accounts due to excess customer liquidity and historically low interest rates.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 22: Consumer Lending

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2011	2010	2011	2010
Income Statement Data
Net interest income	$81	93	$171	197
Provision for loan and lease losses	55	114	149	246
Noninterest income:
Mortgage banking net revenue	160	111	259	255
Other noninterest income	7	11	22	20
Noninterest expense:
Salaries, incentives and benefits	39	48	83	84
Other noninterest expense	108	84	213	162

Income (loss) before taxes	46	(31)	7	(20)
Applicable income tax expense (benefit)	16	(13)	2	(10)

Net income (loss)	$30	(18)	$5	(10)

Average Balance Sheet Data
Residential mortgage loans	$8,906	9,108	$9,088	9,147
Home equity	740	865	756	882
Automobile loans	10,510	9,452	10,447	9,457
Consumer leases	181	414	213	443

Net income was $30 million and $5 million for the three and six months ended June 30, 2011 compared to a net loss of $18 million and $10 million, respectively, for the same periods in the prior year. For both comparative periods, the increases in net income were driven by an increase in noninterest income and a decline in the provision for loan and lease losses, partially offset by a decrease in net interest income and an increase in noninterest expense.

Net interest income decreased $12 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and decreased $26 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. These decreases were primarily driven by lower yields on average residential mortgage and automobile loans, partially offset by favorable decreases in the FTP charge applied to the segment.

Provision for loan and lease losses decreased $59 million and $97 million, respectively, for the three and six months ended June 30, 2011, compared to the same periods of the prior year, as delinquency metrics and underlying loss trends improved across all consumer loan types. Net charge-offs as a percent of average loans and leases decreased to 113 bp for the three months ended June 30, 2011 compared to 248 bp for the same period of the prior year and decreased to 156 bp for the six months ended June 30, 2011 compared to 267 bp for the same period of the prior year.

Noninterest income increased $45 million for the three months ended June 30, 2011 and increased $6 million for the six months ended June 30, 2011 compared to the same periods of the prior year. The increase from both periods in the prior year was primarily due to increases in mortgage banking net revenue of $49 million and $4 million, respectively, for the three and six months ended June 30, 2011. These increases were driven by positive net valuation adjustments on mortgage servicing rights and free-standing derivatives used to economically hedge mortgage servicing rights, partially offset by declines in origination fees and gains on loan sales due to decreased margins and lower origination volume. Residential mortgage originations totaled $2.8 billion and $6.4 billion, respectively, for the three and six months ended June 30, 2011, compared to $3.5 billion and $6.5 billion for the same periods of the prior year.

Noninterest expense increased $15 million and $50 million, respectively, for the three and six months ended June 30, 2011 compared to the same periods of the prior year. For both periods, the increases were driven in part by increased FDIC insurance expense allocated to the Consumer Lending segment, as the methodology used to determine FDIC insurance premiums changed from one based on domestic deposits to one based on total assets.

Average consumer loans and leases increased $483 million and $561 million, respectively, for the three and six months ended June 30, 2011 compared to the same periods of the prior year. Average automobile loans increased $1.1 billion and $1.0 billion, respectively, compared to the three and six months ended June 30, 2011 due to a strategic focus to increase automobile lending throughout 2010 and into 2011 through consistent and competitive pricing, disciplined sales execution, and enhanced customer service with our dealership network. This increase was partially offset by declines across all other types of consumer loans. Average residential mortgage loans decreased $202 million and $59 million, respectively, from the three and six months ended June 30, 2011, compared to the same periods of the prior year as a result of the lower originations discussed previously. Average home equity loans decreased $125 million and $126 million, respectively, for the three and six months ended June 30, 2011 compared to the same periods in the prior year due to continued runoff in portfolios acquired in previous acquisitions. Average consumer leases decreased $233 million and $230 million, respectively, for the three and six months ended June 30, 2011 compared to the same periods in the prior year due to runoff as the Bancorp discontinued this product in the fourth quarter of 2008.

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

TABLE 23: Investment Advisors

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2011	2010	2011	2010
Income Statement Data
Net interest income	$28	36	$56	74
Provision for loan and lease losses	4	8	9	21
Noninterest income:
Investment advisory revenue	92	84	187	171
Other noninterest income	3	3	6	7
Noninterest expense:
Salaries, incentives and benefits	42	39	85	77
Other noninterest expense	62	61	127	120

Income before taxes	15	15	28	34
Applicable income tax expense	5	5	10	12

Net income	$10	10	$18	22

Average Balance Sheet Data
Loans and leases	$2,063	2,596	$2,096	2,663
Core deposits	6,746	5,876	6,601	5,791

Net income was flat for second quarter of 2011 compared to the second quarter of 2010. Net income decreased $4 million for the six months ended June 30, 2011 compared to the same period of the prior year as a decline in net interest income was partially offset by an increase in investment advisory revenue.

Net interest income decreased $8 million and $18 million, respectively, for the three and six months ended June 30, 2011compared to the same periods of the prior year. The decreases for both periods compared to the six months ended June 30, 2010 were driven by a decline in average loan and lease balances as well as declines in yields of 34 bp and 54 bp, respectively.

Provision for loan and leases losses decreased $4 million and $12 million, respectively, for the three and six months ended June 30, 2011 compared to the same periods of the prior year as a result of improved credit trends across all loan types. Net charge-offs as a percent of average loans and leases decreased to 86 bps for the three months ended June 30, 2011 compared to 126 bps for the same period of the prior year and decreased to 90 bps for the six months ended June 30, 2011 compared to 159 bps for the same period of the prior year.

Noninterest income increased $8 million and $15 million, respectively, for the three and six months ended June 30, 2011compared to the same periods of the prior year, due primarily to increases in investment advisory revenue for both periods compared. Private Bank income increased $4 million for the three months ended June 30, 2011 compared to the same period of the prior year, and $7 million for the six months ended June 30, 2011 compared to the same period of the prior year, primarily due to market performance. Securities and broker income increased $3 million and $4 million, respectively, for the three months and six months ended June 30, 2011 compared to the same periods of the prior year, due to continued expansion of the sales force and market performance.

Noninterest expense increased $4 million and $15 million, respectively, for the three and six months ended June 30, 2011 compared to the same periods of the prior year, due to increases in salaries, incentives and benefit expense resulting from the expansion of the sales force and compensation related to improved performance in investment advisory revenue related fees.

Average loans and leases decreased $533 million and $567 million, respectively, for the three and six months ended June 30, 2011, compared to the same periods of the prior year. These decreases were primarily driven by declines in home equity loans of $385 million and $376 million, respectively, for the three and six months ended June 30, 2011 due to tighter underwriting standards. Average core deposits increased $870 million, or 15%, and $810 million, or 14%, respectively, for the three and six months ended June 30, 2011 compared to the same periods of the prior year due to growth in interest checking and foreign deposits as customers have opted to maintain excess funds in liquid transaction accounts as a result of interest rates remaining near historic lows.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Results for the three and six months ended June 30, 2011 were impacted by income of $191 million and $390 million, respectively, due to reductions in the ALLL, dividends on preferred stock of $9 million and $185 million, respectively, and net interest income of $62 million and $156 million, respectively. For the three and six months ended June 30, 2010, results were impacted by income of $110 million and $100 million, respectively, due to reductions in the ALLL, dividends on preferred stock of $62 million and $125 million, respectively, and losses on net interest income of $17 million and $20 million, respectively. For the three and six months ended June 30, 2011 and 2010, benefits to provision expense resulting from reductions in the ALLL were driven by general improvements in credit quality and declines in net charge-offs. The six months ended June 30, 2011 included $153 million in preferred stock dividends as a result of the accelerated accretion of the remaining issuance discount on the Series F Preferred Stock that was repaid in the first quarter of 2011. The three and six months ended June 30, 2011 included increased net interest income compared to the same periods of the prior year due to a benefit in the FTP rate.

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

The risks faced by the Bancorp include, but are not limited to, credit, market, liquidity, operational, regulatory compliance, legal, reputational and strategic. Each of these risks is managed through the Bancorp’s risk program. ERM includes the following key functions:

•

Enterprise Risk Management Programs is responsible for developing and overseeing the implementation of risk programs and reporting that facilitate a broad integrated view of risk. The department also leads the continual fostering of a strong risk management culture and the framework, policies and committees that support effective risk governance, including the oversight of Sarbanes-Oxley compliance;

•

Commercial Credit Risk Management provides safety and soundness within an independent portfolio management framework that supports the Bancorp’s commercial loan growth strategies and underwriting practices, ensuring portfolio optimization and appropriate risk controls;

•

Risk Strategies and Reporting is responsible for quantitative analysis needed to support the commercial dual rating methodology, ALLL methodology and analytics needed to assess credit risk and develop mitigation strategies related to that risk. The department also provides oversight, reporting and monitoring of commercial underwriting and credit administration processes. The Risk Strategies and Reporting department is also responsible for the economic capital program;

•

Consumer Credit Risk Management provides safety and soundness within an independent management framework that supports the Bancorp’s consumer loan growth strategies, ensuring portfolio optimization, appropriate risk controls and oversight, reporting, and monitoring of underwriting and credit administration processes;

•

Operational Risk Management works with affiliates and lines of business to maintain processes to monitor and manage all aspects of operational risk, including ensuring consistency in application of operational risk programs;

•	Bank Protection oversees and manages fraud prevention and detection and provides investigative and recovery services for the Bancorp;

•

Capital Markets Risk Management is responsible for instituting, monitoring, and reporting appropriate trading limits, monitoring liquidity, interest rate risk and risk tolerances within Treasury, Mortgage, and Capital Markets groups and utilizing a value at risk model for Bancorp market risk exposure;

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

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line-of-business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of four outside directors and has the responsibility for the oversight of risk management for the Bancorp, as well as for the Bancorp’s overall aggregate risk profile. The Risk and Compliance

Quantitative and Qualitative Disclosures About Market Risk (Item 3)

Committee of the Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. The primary committee responsible for the oversight of risk management is the ERMC. Committees accountable to the ERMC, which support the core risk programs, are the Corporate Credit Committee, the Operational Risk Committee, the Management Compliance Committee, the Asset/Liability Committee and the Enterprise Marketing Committee. Other committees accountable to the ERMC oversee the ALLL, capital and community reinvestment act/fair lending functions. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function, which reports to the Risk and Compliance Committee of the Board of Directors, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system that provides for thirteen probabilities of default grade categories and an additional six grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-grade risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system and will make a decision on the implementation of the dual risk rating model for purposes of determining the Bancorp’s ALLL once the FASB has issued a final standard regarding previously proposed methodology changes to the determination of credit impairment as outlined in the “Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities” Exposure Draft and Supplementary Document dated May 2010 and January 2011, respectively. Scoring systems, various analytical tools and delinquency monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer and small business loan portfolios.

Overview

General economic conditions started to improve during 2010 and the economy continued showing signs of stabilization in the first half of 2011. Geographically, the Bancorp continues to experience the most stress in Michigan and Florida due to the decline in real estate values. Real estate value deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn. Among commercial portfolios, the homebuilder, residential developer and portions of the remaining non-owner occupied commercial real estate portfolios continue to remain under stress.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in the fourth quarter of 2007 and new commercial non-owner occupied real estate lending in the second quarter of 2008, discontinued the origination of brokered home equity products at the end of 2007 and tightened underwriting standards across both the commercial and consumer loan product offerings. Since the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries, the Bancorp has sold certain consumer loans and sold or transferred to held for sale certain commercial loans. Throughout 2010 and in the first half of 2011, the Bancorp continued to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, tightening underwriting standards on commercial loans and across the consumer loan portfolio, as well as utilizing expanded commercial and consumer loan workout teams. In the financial services industry, there has been heightened focus on foreclosure activity and processes. Fifth Third actively works with borrowers experiencing difficulties and has regularly modified or provided forbearance to borrowers where a workable solution could be found. Foreclosure is a last resort, and the Bancorp undertakes foreclosures only when it believes they are necessary and appropriate and are careful to ensure that customer and loan data are accurate. Reviews of the Bancorp’s foreclosure process and procedures conducted last year did not reveal any material deficiencies. These reviews have been expanded and extended in 2011 to improve our processes as additional aspects of the industry’s foreclosure practices have come under intensified scrutiny and criticism. These reviews are ongoing and the Bancorp may determine to amend its processes and procedures as a result of these reviews. While any impact to the Bancorp that ultimately results from continued reviews cannot yet be determined, management currently believes that such impact will not materially adversely affect the Bancorp’s results of operations, liquidity or capital resources. Additionally, banking regulatory agencies and other federal and state governmental authorities have continued to review the foreclosure process of mortgage servicers such as Fifth Third beyond the initial examinations of the largest mortgage servicers they conducted last year and earlier this year. These ongoing reviews could subject Fifth Third and other mortgage servicers to sanctions and/or civil money penalties and requirements to undertake remedial measures.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

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

TABLE 24: Commercial Loan and Lease Portfolio (excluding loans held for sale)

	2011			2010
As of June 30 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Manufacturing	$7,881	15,298	109	$6,841	13,850	217
Real estate	7,757	8,782	359	9,328	10,783	676
Financial services and insurance	3,824	8,733	117	4,104	8,391	92
Business services	3,498	5,718	76	2,691	4,755	74
Healthcare	3,278	4,994	28	3,063	4,931	39
Wholesale trade	3,211	5,873	72	2,547	5,150	49
Construction	2,519	3,663	223	3,270	4,728	484
Retail trade	2,363	5,543	41	2,550	5,496	75
Transportation and warehousing	2,063	2,713	21	2,338	2,842	50
Other services	1,067	1,479	47	1,047	1,471	34
Accommodation and food	1,062	1,584	55	929	1,443	56
Mining	1,023	1,694	—	741	1,237	18
Communication and information	937	1,650	7	720	1,483	7
Entertainment and recreation	844	1,095	18	734	899	9
Public administration	607	778	4	580	837	9
Utilities	559	1,656	—	524	1,531	—
Agribusiness	435	587	67	529	676	69
Individuals	426	477	8	726	920	16
Other	82	140	1	463	1,079	6

Total	$43,436	72,457	1,253	$43,725	72,502	1,980

By loan size:
Less than $200,000	3%	2	7	3%	2	5
$200,000 to $1 million	9	7	22	11	8	20
$1 million to $5 million	20	16	27	24	19	36
$5 million to $10 million	13	10	13	13	11	19
$10 million to $25 million	26	26	23	24	25	16
Greater than $25 million	29	39	8	25	35	4

Total	100%	100	100	100%	100	100

By state:
Ohio	25%	28	19	27%	30	16
Michigan	14	12	19	16	14	19
Florida	8	6	15	8	7	23
Illinois	8	8	11	8	9	9
Indiana	6	5	11	6	6	4
Kentucky	4	4	5	5	4	5
North Carolina	3	3	4	3	3	6
Tennessee	3	3	1	3	3	2
Pennsylvania	2	2	2	2	2	—
All other states	27%	29	13	22	22	16

Total	100%	100	100	100%	100	100

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas. The following tables provide analysis of each of the categories of loans (excluding loans held for sale) by state as of and for the three and six months ended June 30, 2011 and 2010.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 25: Non-Owner Occupied Commercial Real Estate

As of June 30, 2011 ($ in millions)					Net Charge-offs for June 30, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$2,130	2,416	43	117	7	30
Michigan	1,572	1,649	1	65	8	19
Florida	786	879	2	89	25	30
Illinois	443	504	—	68	1	11
Indiana	365	408	6	17	1	3
North Carolina	346	394	—	35	5	7
All other states	644	711	—	26	5	11

Total	$6,286	6,961	52	417	52	111

TABLE 26: Non-Owner Occupied Commercial Real Estate

As of June 30, 2010 ($ in millions)					Net Charge-offs for June 30, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended

Ohio	$2,798	3,020	15	157	15	36
Michigan	1,935	1,999	4	143	31	72
Florida	1,363	1,425	10	295	24	57
Illinois	765	871	3	77	6	20
Indiana	479	502	—	34	2	12
North Carolina	579	599	4	104	11	24
All other states	932	1,024	4	120	13	25

Total	$8,851	9,440	40	930	102	246

TABLE 27: Home Builder and Developer

As of June 30, 2011 ($ in millions)					Net Charge-offs for June 30, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended

Ohio	$168	243	—	25	2	15
Michigan	132	167	1	13	2	5
Florida	84	96	—	32	5	8
North Carolina	63	73	—	17	3	3
Indiana	57	72	—	11	—	1
Illinois	27	39	—	14	1	2
All other states	66	83	—	16	—	1

Total	$597	773	1	128	13	35

(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $128 and a total exposure of $242 are also included in Table 25: Non-Owner Occupied Commercial Real Estate.

TABLE 28: Home Builder and Developer

As of June 30, 2010 ($ in millions)					Net Charge-offs for June 30, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$352	522	2	50	4	10
Florida	253	280	8	110	13	27
Michigan	191	252	1	48	18	46
North Carolina	140	155	—	50	10	17
Indiana	79	111	—	6	—	7
Illinois	62	94	—	12	—	6
All other states	130	160	1	49	3	16

Total	$1,207	1,574	12	325	48	129

(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $223 and a total exposure of $447 are also included in Table 26: Non-Owner Occupied Commercial Real Estate.

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

Certain residential mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high LTV ratios, multiple loans on the same collateral that when combined result in an LTV greater than 80% and interest-only loans. The Bancorp monitors residential mortgage loans with greater than 80% LTV ratio and no mortgage insurance as it believes these loans represent a higher level of risk. The following tables provide analysis of the residential mortgage loans outstanding with a greater than 80% LTV ratio and no mortgage insurance as of and for the three and six months ended June 30, 2011 and 2010.

TABLE 29: Residential Mortgage Loans Outstanding, LTV Greater than 80%, No Mortgage Insurance

As of June 30, 2011 ($ in millions)				Net Charge-offs for June 30, 2011
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$587	3	25	3	7
Michigan	304	1	15	2	7
Florida	283	2	26	6	17
North Carolina	122	1	6	—	1
Indiana	112	1	4	1	2
Illinois	89	—	2	—	1
Kentucky	83	—	3	—	1
All other states	124	1	3	1	2

Total	$1,704	9	84	13	38

TABLE 30: Residential Mortgage Loans Outstanding, LTV Greater than 80%, No Mortgage Insurance

As of June 30, 2010 ($ in millions)				Net Charge-offs for June 30, 2010
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$641	4	23	4	8
Michigan	330	1	9	5	11
Florida	347	6	46	14	26
North Carolina	147	1	5	3	10
Indiana	135	1	6	1	2
Kentucky	87	—	3	—	1
Illinois	58	—	3	—	2
All other states	133	2	7	2	3

Total	$1,878	15	102	29	63

Home Equity Portfolio

The home equity portfolio is managed in two categories: loans outstanding with a LTV greater than 80% and those loans with a LTV of less than 80%. The carrying value of the greater than 80% LTV home equity loans and less than 80% LTV home equity loans were $4.2 billion and $6.8 billion, respectively, as of June 30, 2011. Of the total $11.0 billion of outstanding home equity loans, 82% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois. The portfolio had a current average FICO score of 734 as of June 30, 2011, compared to 738 as of June 30, 2010.

The Bancorp actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a

Quantitative and Qualitative Disclosures About Market Risk (continued)

higher level of risk. The following tables provide analysis of these loans as of and for the three and six months ended June 30, 2011 and 2010.

TABLE 31: Home Equity Loans Outstanding with LTV Greater than 80%

As of June 30, 2011 ($ in millions)					Net Charge-offs for June 30, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,467	2,174	10	6	8	17
Michigan	928	1,251	8	5	9	19
Illinois	459	643	5	2	5	9
Indiana	414	603	2	2	2	5
Kentucky	389	580	4	1	1	3
Florida	156	202	5	4	3	10
All other states	431	539	7	3	6	11

Total	$4,244	5,992	41	23	34	74

TABLE 32: Home Equity Loans Outstanding with LTV Greater than 80%

As of June 30, 2010 ($ in millions)					Net Charge-offs for June 30, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,654	2,373	11	6	8	19
Michigan	1,048	1,372	13	5	13	26
Illinois	499	680	7	3	5	9
Indiana	480	669	3	2	2	6
Kentucky	448	648	3	2	3	5
Florida	184	230	9	3	3	9
All other states	497	598	7	4	6	15

Total	$4,810	6,570	53	25	40	89

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of June 30, 2011, 49% of the automobile loan portfolio is comprised of new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100% as of June 30, 2011 and 2010, respectively.

TABLE 33: Automobile Loans Outstanding with LTV Greater than 100%

As of June 30, 2011 ($ in millions)				Net Charge-offs for June 30, 2011
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$425	1	—	—	2
Illinois	333	1	—	1	1
Michigan	255	—	—	—	1
Indiana	191	—	—	—	1
Florida	190	—	—	1	2
Kentucky	167	—	—	—	1
All other states	2,444	2	1	3	10

Total	$4,005	4	1	5	18

TABLE 34: Automobile Loans Outstanding with LTV Greater than 100%

As of June 30, 2010 ($ in millions)				Net Charge-offs for June 30, 2010
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$460	1	—	2	3
Illinois	403	1	—	1	3
Michigan	275	—	—	1	2
Indiana	228	—	—	1	2
Florida	198	—	—	1	4
Kentucky	194	1	—	1	2
All other states	2,356	3	1	6	18

Total	$4,114	6	1	13	34

Quantitative and Qualitative Disclosures About Market Risk (continued)

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 35. Typically, commercial loans, home equity, automobile and other consumer loans and leases are reported on nonaccrual status if principal or interest has been in default for 90 days or more unless the loan is both well-secured and in the process of collection. Residential mortgage loans are typically placed on nonaccrual status when principal and interest payments have become past due 150 days unless such loans are both well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premiums, accretion of loan discounts and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued, but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of the principal is deemed a loss, the loss amount is charged off to the ALLL.

Total nonperforming assets, including loans held for sale, were $2.3 billion at June 30, 2011, compared to $2.5 billion at December 31, 2010 and $3.1 billion at June 30, 2010. At June 30, 2011, $176 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $294 million and $167 million at December 31, 2010 and June 30, 2010, respectively.

Nonperforming assets as a percentage of total loans, leases and other assets, including OREO and nonaccrual loans held for sale as of June 30, 2011 was 2.84%, compared to 3.08% as of December 31, 2010 and 3.98% as of June 30, 2010. Excluding nonaccrual loans held for sale, nonperforming assets as a percentage of total loans, leases and other assets, including OREO was 2.66% as of June 30, 2011, compared to 2.79% as of December 31, 2010 and 3.87% as of June 30, 2010. The composition of nonaccrual credits continues to be concentrated in real estate as 66% of nonaccrual credits were secured by real estate as of June 30, 2011 and December 31, 2010 compared to 58% as of June 30, 2010.

Commercial nonperforming loans and leases were $1.4 billion at June 30, 2011, a decrease of $79 million from December 31, 2010 and a decrease of $718 million from June 30, 2010, due to the impact of loss mitigation actions discussed below and moderation in general economic conditions. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at June 30, 2011 increased $39 million compared to December 31, 2010, and decreased $727 million compared to June 30, 2010. The increase from December 31, 2010 was due to growth in commercial and industrial and commercial mortgage nonperforming loans. The decrease from June 30, 2010 was primarily the result of the previously discussed factors and the impact of commercial nonperforming loans that were transferred to held for sale during the third quarter of 2010. The Bancorp transferred commercial loans with a carrying of $961 million, prior to transfer, to held for sale during the third quarter of 2010, of which $694 million were nonperforming. At June 30, 2011, the remaining carrying balance of these loans was $133 million.

Consumer nonperforming loans and leases were $386 million at June 30, 2011, a decrease of $80 million from December 31, 2010 and a decrease of $164 million from June 30, 2010. The decrease compared to December 31, 2010 was primarily due to a $81 million decrease in other consumer loans and leases due primarily to charge-offs taken on certain consumer loans, acquired during the fourth quarter of 2010, as the result of a foreclosure on a commercial loan collateralized by individual consumer loans. These loans were fully charged off as of June 30, 2011. The decrease in consumer nonperforming loans and leases compared to June 30, 2010 was primarily the result of the sale of $205 million of nonperforming residential mortgage loans during the third quarter of 2010. Consumer restructured loans on accrual status totaled $1.6 billion at June 30, 2011, December 31, 2010 and June 30, 2010. As of June 30, 2011, redefault rates on restructured residential mortgage, home equity loans and credit card loans were 27%, 16% and 21%, respectively.

OREO and other repossessed property was $449 million at June 30, 2011, compared to $494 million at December 31, 2010 and $439 million at June 30, 2010. At June 30, 2011, OREO totaled $434 million compared to $467 million at December 31, 2010 and $423 million at June 30, 2010. The decrease from December 31, 2010 was due to the sale of large OREO properties and improvements in general economic conditions during the first half of 2011. The increase from June 30, 2010 was primarily the result of an increase in commercial OREO driven by higher levels of foreclosures securing commercial mortgage loans, partially offset by improvements in residential mortgage OREO balances. Properties in Michigan and Florida accounted for 45% of foreclosed real estate at June 30, 2011, compared to 49% at December 31, 2010 and 45% at June 30, 2010.

For the three and six months ended June 30, 2011, interest income of $32 million and $65 million, respectively, would have been recorded if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and six months ended June 30, 2010, interest income of $59 million and $108 million, respectively, would have been recorded. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 35: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	June 30, 2011	December 31, 2010	June 30, 2010
Nonaccrual loans and leases:
Commercial and industrial loans	$485	473	731
Commercial mortgage loans	417	407	773
Commercial construction loans	147	182	383
Commercial leases	16	11	45
Residential mortgage loans	145	152	282
Home equity	26	23	21
Automobile loans	1	1	1
Other consumer loans and leases	3	84	—
Restructured loans and leases:
Commercial and industrial loans	122	95	22
Commercial mortgage loans	47	28	16
Commercial construction loans	13	10	10
Commercial leases	6	8	—
Residential mortgage loans	127	116	153
Home equity	32	33	28
Automobile loans	2	2	1
Credit card	50	55	64

Total nonperforming loans and leases	1,639	1,680	2,530
OREO and other repossessed property	449	494	439

Total nonperforming assets	2,088	2,174	2,969
Nonaccrual loans held for sale	176	294	167

Total nonperforming assets including loans held for sale	$2,264	2,468	3,136

Loans and leases 90 days past due and accruing
Commercial and industrial loans	$7	16	48
Commercial mortgage loans	12	11	53
Commercial construction loans	48	3	37
Commercial leases	1	—	4
Residential mortgage loans(b)	87	100	107
Home equity	84	89	90
Automobile loans	10	13	12
Credit card and other	30	42	46

Total loans and leases 90 days past due and accruing	$279	274	397

Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(a)	2.66%	2.79	3.87
Allowance for loan and lease losses as a percent of nonperforming assets(a)	125	138	124

(a)	Excludes nonaccrual loans held for sale.
(b)	Information for all periods presented excludes advances made pursuant to servicing agreements to GNMA mortgage loan pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of June 30, 2011, December 31, 2010 and June 30, 2010, these advances were $271, $284, and $39, respectively.

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

At the time of modification, the Bancorp maintains certain consumer loan TDRs (including residential mortgage loans, home equity loans, and other consumer loans) on accrual status, provided there is reasonable assurance of repayment and performance according to the modified terms based upon a current, well-documented credit evaluation. Commercial loan TDRs and credit card TDRs are classified as nonaccrual loans and are typically returned to accrual status upon a six month period of sustained performance under the restructured terms. These approaches are consistent with published guidance from regulatory agencies. The following table summarizes TDRs by loan type and delinquency status, provided there is reasonable assurance of repayment and performance according to the modified terms based upon a current, well-documented credit evaluation.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 36: Performing and Nonperforming TDRs

	Performing
As of June 30, 2011 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial	$266	—	—	188	$454
Residential mortgages(a)	981	65	58	127	1,231
Home equity	375	41	—	32	448
Credit card	46	—	—	50	96
Other consumer	40	3	—	2	45

Total	$1,708	109	58	399	$2,274

(a)	Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of June 30, 2011, these advances represented $45 of current loans, $10 of 30-89 days past due loans and $28 of 90 days or more past due loans.

Analysis of Net Loan Charge-offs

Net charge-offs were 156 bp and 174 bp of average loans and leases for the three and six months ended June 30, 2011, respectively, compared to 226 bp and 264 bp for the same prior year periods. Table 37 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average commercial loans and leases decreased to 130 bp and 141 bp during the three and six months ended June 30, 2011, respectively, compared to 203 bp and 255 bp during the three and six months ended June 30, 2010, respectively, as the result of decreases in net charge-offs of $130 million and $345 million, respectively, compared to the three and six months ended June 30, 2010. Decreases in net charge-offs were realized across all commercial loan types and were primarily due to improvements in general economic conditions and previous actions taken by the Bancorp to address problem loans. Actions taken by the Bancorp include suspending homebuilder and developer lending in 2007 and non-owner occupied commercial real estate lending in 2008 and tightened underwriting standards across all commercial loan product offerings. In addition, the Bancorp implemented other loss mitigation strategies that included the previously mentioned sale of troubled loans during the third quarter of 2010. Net charge-offs for the three and six months ended June 30, 2011 included $52 million and $111 million, respectively, related to non-owner occupied commercial real estate compared to $102 million and $246 million, respectively, during the three and six months ended June 30, 2010. Net charge-offs on these loans represented 37% and 45%, respectively, of total commercial loan and lease net charge-offs during the three months ended June 30, 2011 and June 30, 2010. Net charge-offs on these loans represented 36% and 44%, respectively, of total commercial loan and lease net charge-offs during the six months ended June 30, 2011 and June 30, 2010.

The ratio of consumer loan and lease net charge-offs to average consumer loans and leases decreased to 189 bp and 216 bp during the three and six months ended June 30, 2011, respectively, compared to 257 bp and 275 bp during the three and six months ended June 30, 2010, respectively, primarily as the result of decreases in net charge offs of $46 million and $85 million, respectively, compared to the three and six months ended June 30, 2010. Residential mortgage loan net charge-offs decreased $49 million and $71 million, respectively, from three and six months ended June 30, 2010 due to improvements in delinquencies and a decrease in the average loss recorded per charge-off.

Home equity net charge-offs decreased $7 million and $17 million, respectively, compared to the three and six months ended June 30, 2010, primarily due to decreases in net charge-offs in the Michigan market and reduced net charge-offs of brokered home equity products. Management responded to the performance of the brokered home equity portfolio by eliminating this channel of origination in 2007. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loan net charge-offs decreased $12 million and $23 million, respectively, compared to the three and six months ended June 30, 2010, due to the origination of high credit quality loans as a result of tighter underwriting standards and higher resale on automobiles sold at auction.

Credit card net charge-offs decreased $14 million and $28 million, respectively, compared to the three and six months ended June 30, 2010, reflecting improving delinquency trends, aggressive line management, and stabilization in unemployment levels. The Bancorp employs a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Other consumer loan net charge-offs increased $36 million and $54 million, respectively, compared to the three and six months ended June 30, 2010 due to charge-offs associated with certain consumer loans that were acquired during the fourth quarter of 2010 when the Bancorp foreclosed on a commercial loan that was collateralized by individual consumer loans. These loans were fully charged off as of June 30, 2011.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 37: Summary of Credit Loss Experience

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2011	2010	2011	2010
Losses charged off:
Commercial and industrial loans	$(86)	(111)	(176)	(286)
Commercial mortgage loans	(51)	(85)	(109)	(187)
Commercial construction loans	(21)	(45)	(48)	(125)
Commercial leases	—	(1)	(1)	(5)
Residential mortgage loans	(37)	(85)	(104)	(173)
Home equity	(58)	(64)	(124)	(139)
Automobile loans	(18)	(32)	(47)	(76)
Credit card	(31)	(44)	(63)	(90)
Other consumer loans and leases	(41)	(5)	(68)	(13)

Total losses:	(343)	(472)	(740)	(1,094)
Recoveries of losses previously charged off:
Commercial and industrial loans	10	7	17	21
Commercial mortgage loans	4	7	8	10
Commercial construction loans	1	2	2	4
Commercial leases	2	1	2	1
Residential mortgage loans	1	—	3	—
Home equity	4	3	7	5
Automobile loans	10	12	18	25
Credit card	3	2	5	4
Other consumer loans and leases	4	4	7	8

Total recoveries	39	38	69	78
Net losses charged off:
Commercial and industrial loans	(76)	(104)	(159)	(265)
Commercial mortgage loans	(47)	(78)	(101)	(177)
Commercial construction loans	(20)	(43)	(46)	(121)
Commercial leases	2	—	1	(4)
Residential mortgage loans	(36)	(85)	(101)	(173)
Home equity	(54)	(61)	(117)	(134)
Automobile loans	(8)	(20)	(29)	(51)
Credit card	(28)	(42)	(58)	(86)
Other consumer loans and leases	(37)	(1)	(61)	(5)

Total net losses charged off:	$(304)	(434)	(671)	(1,016)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	1.10%	1.58%	1.16	2.04
Commercial mortgage loans	1.83	2.68	1.94	3.05
Commercial construction loans	4.09	5.46	4.68	7.13
Commercial leases	(0.25)	—	(0.10)	0.22

Total commercial loans	1.30	2.03	1.41	2.55

Residential mortgage loans	1.50	4.35	2.15	4.41
Home equity	1.94	2.03	2.08	2.21
Automobile loans	0.29	0.80	0.51	1.04
Credit card	6.08	9.05	6.34	9.14
Other consumer loans and leases	26.47	0.31	21.45	1.22

Total consumer loans and leases	1.89	2.57	2.16	2.75

Total net losses charged off:	1.56%	2.26%	1.74	2.64

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

national and local economic conditions that might impact the portfolio. More information on the ALLL can be found in Management’s Discussion and Analysis – Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010.

TABLE 38: Changes in Allowance for Credit Losses

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2011	2010	2011	2010
ALLL:
Balance, beginning of period	$2,805	3,802	3,004	3,749
Impact of change in accounting principle	—	—	—	45
Losses charged off	(343)	(472)	(740)	(1,094)
Recoveries of losses previously charged off	39	38	69	78
Provision for loan and lease losses	113	325	281	915

Balance, end of period	$2,614	3,693	2,614	3,693

Reserve for unfunded commitments:
Balance, beginning of period	$211	260	231	294
Impact of change in accounting principle	—	—	—	(43)
Provision for loan and lease losses	(14)	(6)	(34)	3

Balance, end of period	$197	254	197	254

During the first half of 2011, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

An unallocated component to the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases at June 30, 2011 was .17% of the total allowance compared to .19% at December 31, 2010 and .25% as of June 30, 2010. The unallocated allowance, which represented five percent of the total allowance for all periods presented, was held consistent to the total ALLL due to many of the impacts of recent economic events being more fully incorporated into the historical general economic factors including real estate values in certain of the Bancorp’s lending markets.

As shown in Table 39, the ALLL as a percent of the total loan and lease portfolio was 3.35% at June 30, 2011, compared to 3.88% at December 31, 2010 and 4.85% at June 30, 2010. The ALLL was $2.6 billion as of June 30, 2011, compared to $3.0 billion at December 31, 2010 and $3.7 billion at June 30, 2010. The decrease is reflective of a number of factors including decreases in net charge-offs, nonperforming loans and leases and signs of moderation in general economic conditions during 2010 and into 2011.

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $142 million at June 30, 2011. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $72 million at June 30, 2011. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 39: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

($ in millions)	June 30, 2011	December 31, 2010	June 30, 2010
Allowance attributed to:
Commercial and industrial loans	$1,077	1,123	1,320
Commercial mortgage loans	485	597	800
Commercial construction loans	108	158	308
Commercial leases	94	111	105
Residential mortgage loans	268	310	362
Home equity	231	265	284
Automobile loans	61	73	112
Credit card	136	158	191
Other consumer loans and leases	24	59	24
Unallocated	130	150	187

Total ALLL	$2,614	3,004	3,693
Portfolio loans and leases:
Commercial and industrial loans	$28,099	27,191	26,008
Commercial mortgage loans	10,233	10,845	11,481
Commercial construction loans	1,778	2,048	2,965
Commercial leases	3,326	3,378	3,271
Residential mortgage loans	9,849	8,956	7,707
Home equity	11,048	11,513	11,987
Automobile loans	11,315	10,983	10,285
Credit card	1,856	1,896	1,841
Other consumer loans and leases	463	681	687

Total portfolio loans and leases	$77,967	77,491	76,232
Attributed allowance as a percent of respective portfolio loans and leases:
Commercial and industrial loans	3.83%	4.13	5.08
Commercial mortgage loans	4.74	5.50	6.84
Commercial construction loans	6.07	7.71	10.64
Commercial leases	2.83	3.29	3.27
Residential mortgage loans	2.72	3.35	4.75
Home equity	2.09	2.30	2.37
Automobile loans	0.54	0.66	1.09
Credit card	7.33	8.33	10.37
Other consumer loans and leases	5.18	8.66	3.49
Unallocated (as a percent of total portfolio loans and leases)	0.17	0.19	0.25

Total portfolio loans and leases	3.35%	3.88	4.85

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

Net Interest Income Simulation Model

The Bancorp utilizes a variety of measurement techniques to identify and manage its interest rate risk, including the use of an NII simulation model to analyze the sensitivity of net interest income to changing interest rates. The model is based on contractual and assumed cash flows and repricing characteristics for all of the Bancorp’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management’s projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. Actual results may differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Bancorp’s Executive ALCO, which includes senior management representatives and is accountable to the Enterprise Risk Management Committee, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming a 100 bp parallel ramped increase and a 200 bp parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses at June 30, 2011. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

At June 30, 2011, the Bancorp’s interest rate risk profile reflects moderate asset sensitivity in year one with increased asset sensitivity in year two. Table 40 shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of June 30, 2011:

TABLE 40: Estimated NII Sensitivity Profile

	Percent Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	0.42%	6.09	(5.00)	(7.00)
+ 100	0.20	3.27	—	—

Economic Value of Equity

The Bancorp also utilizes EVE as a measurement tool in managing interest rate risk. Whereas the earnings simulation highlights exposures over a relatively short time horizon, the EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The EVE of the balance sheet, at a point in time, is defined as the discounted present value of asset and derivative cash flows less the discounted value of liability cash flows. The sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the earnings simulation model. As with the earnings simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving prepayments and the expected changes in balances and pricing of transaction deposit portfolios.

The following table shows the Bancorp’s EVE sensitivity profile as of June 30, 2011:

TABLE 41: Estimated EVE Sensitivity Profile

Change in Interest Rates (bp)	Change in EVE	ALCO Policy Limits
+200	(1.94)%	(15.00)
+100	(0.49)
+25	(0.04)
- 25	(0.17)

The EVE at risk profile suggests modest liability sensitivity from market rate increases through the +200 bp scenario. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate the adverse impact of changes in interest rates. The NII simulation and EVE analyses do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 42 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of June 30, 2011. Additionally, Table 43 displays a summary of expected principal cash flows occurring after one year for both fixed and floating/adjustable rate loans, as of June 30, 2011.

TABLE 42: Portfolio Loan and Lease Contractual Maturities

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$9,896	15,518	2,685	28,099
Commercial mortgage loans	5,488	4,140	605	10,233
Commercial construction loans	984	565	229	1,778
Commercial leases	510	1,399	1,417	3,326

Subtotal - commercial loans and leases	16,878	21,622	4,936	43,436

Residential mortgage loans	1,559	3,935	4,355	9,849
Home equity	1,606	4,050	5,392	11,048
Automobile loans	4,686	6,362	267	11,315
Credit card	185	1,671	—	1,856
Other consumer loans and leases	318	85	60	463

Subtotal - consumer loans and leases	8,354	16,103	10,074	34,531

Total	$25,232	37,725	15,010	77,967

TABLE 43: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,264	14,939
Commercial mortgage loans	1,393	3,352
Commercial construction loans	231	563
Commercial leases	2,816	—

Subtotal - commercial loans and leases	7,704	18,854

Residential mortgage loans	5,761	2,529
Home equity	1,306	8,136
Automobile loans	6,571	58
Credit card	768	903
Other consumer loans and leases	116	29

Subtotal - consumer loans and leases	14,522	11,655

Total	$22,226	30,509

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $847 million, $822 million and $646 million as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Mortgage rates decreased during the second quarter of both 2011 and 2010. These decreases caused modeled prepayment speeds to increase, which led to $64 million in temporary impairment on servicing rights during the three months ended June 30, 2011, compared to $100 million in temporary impairment during the three months ended June 30, 2010. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Offsetting the mortgage servicing rights valuation, the Bancorp recognized net gains of $129 million on its non-qualifying hedging strategy for the three months ended June 30, 2011, compared to net gains of $96 million for the three months ended June 30, 2010. Net gains on the sale of securities related to the Bancorp’s non-qualifying hedging strategy were immaterial during the second quarter of 2010. There was no sale activity during the second quarter of 2011. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2011, December 31, 2010 and June 30, 2010 was $369 million, $283 million and $217 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

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

Projected contractual maturities from loan and lease repayments are included in Table 42 of the Market Risk Management section of MD&A. Of the $15.5 billion of securities in the Bancorp’s available-for-sale portfolio at June 30, 2011, $3.6 billion in principal and interest is expected to be received in the next 12 months and an additional $2.5 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, see the Investment Securities section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold loans totaling $2.7 billion and $6.7 billion, respectively, for the three and six months ended June 30, 2011. During the three and six months ended June 30, 2010, the Bancorp sold loans totaling $3.3 billion and $7.4 billion, respectively. For further information on the transfer of financial assets, see Note 9 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 81% of its average total assets for the second quarter of 2011 compared to 81% for the fourth quarter of 2010 and 80% for the second quarter of 2010. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of June 30, 2011, $6.1 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations; however, access to these markets may depend on market

Quantitative and Qualitative Disclosures About Market Risk (continued)

conditions. The Bancorp also has $19.0 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $26.9 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

On January 25, 2011, the Bancorp raised $1.7 billion in new common equity through the issuance of 121,428,572 shares of common stock in an underwritten offering at an initial price of $14.00 per share. Additionally, on January 25, 2011, the Bancorp sold $1.0 billion in aggregate principal amount of 3.625% Senior Notes due January 25, 2016. Notes 11 and 17 of the Notes to Condensed Consolidated Financial Statements provide additional information regarding the Senior Notes and common equity offerings, respectively.

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

As of August 5, 2011, the Bancorp had senior debt credit ratings of “Baa1” with Moody’s, “BBB” with Standard & Poor’s, “A-” with Fitch Ratings and “A (low)” with DBRS, Ltd. These ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. * Additional information on senior debt credit ratings is as follows:

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

CAPITAL MANAGEMENT

Management regularly reviews the Bancorp’s capital position to help ensure it is appropriately positioned under various operating environments. The Bancorp has established a Capital Committee, which is responsible for all capital related decisions. The Capital Committee makes recommendations to management involving capital actions. These recommendations are reviewed and approved by the Enterprise Risk Management Committee.

2011 Capital Actions

On January 25, 2011, the Bancorp raised $1.7 billion in new common equity through the issuance of 121,428,572 shares of common stock in an underwriten offering at an initial price of $14.00 per share. On January 24, 2011, the underwriters exercised their option to purchase an additional 12,142,857 shares at the offering price of $14.00 per share. In connection with this exercise, the Bancorp elected that all such additional shares be sold and the Bancorp entered into a forward sale agreement which resulted in a final net payment of 959,821 shares on February 4, 2011.

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

On March 18, 2011, the Bancorp announced that the Federal Reserve Board did not object to the Bancorp’s capital plan submitted under the Federal Reserve’s Comprehensive Capital Analysis and Review. Pursuant to this plan, during June of 2011, the Bancorp redeemed certain trust preferred securities. The trust preferred securities redeemed related to the Fifth Third Capital Trust VII redeemed on June 15, 2011 with a principal balance of $400 million, First National Bankshares Statutory Trust I redeemed on June 30, 2011with a principal balance of $40 million and R&G Capital Trust II, LLT redeemed on June 26, 2011 with a principal balance of $10 million. The trust preferred securities were a component of Tier I capital: however, these securities are being phased out of Tier I capital by the Dodd-Frank Act as discussed below.

Quantitative and Qualitative Disclosures About Market Risk (continued)

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

The 19 large bank holding companies assessed under SCAP were required to demonstrate that they met the 4% Tier I common equity ratio threshold for the period evaluated in the SCAP. The Bancorp exceeded this threshold for all periods presented. The Bancorp’s Tier I common equity ratio was 9.20% as of June 30, 2011, compared to 7.48% and 7.17% as of December 31, 2010 and June 30, 2010, respectively. The Bancorp manages the adequacy of its capital, including Tier I common equity, by conducting ongoing internal stress tests and ensuring the results are properly considered in capital planning. It is the intent of the Bancorp’s capital planning process to ensure that the Bancorp’s capital positions remain in excess of well-capitalized standards and any other regulatory requirements.

The Dodd-Frank Act requires more stringent prudential standards, including capital and liquidity requirements, for larger institutions. It addresses the quality of capital components by limiting the degree to which certain hybrid instruments can be included. The Dodd-Frank Act will phase out the inclusion of certain trust preferred securities as a component of Tier I capital beginning January 1, 2013. At June 30, 2011, the Bancorp’s Tier I capital included $2.3 billion of trust preferred securities representing approximately 231 bp of risk-weighted assets.

In December 2010 and revised in June 2011, the Basel Committee issued Basel III, a global regulatory framework, to enhance the international capital standards. It imposes a stricter definition of capital, with greater reliance on common equity and sets higher minimum capital requirements. It creates a new capital measure, Tier I Common Equity, which proposes changes to the current calculation of the Tier I common equity ratio by the Bancorp and several other financial institutions. The U.S. banking agencies are in the process of developing rules to implement the new capital standards as part of the Collins Amendment within the Dodd-Frank Act. Management believes that the Bancorp’s capital levels will continue to exceed U.S. “well-capitalized” standards, including the adoption of U.S. rules that incorporate changes under Basel III, to the extent applicable.

On November 17, 2010, the FRB issued a revised temporary addendum to Supervision and Regulation letter 09-4, “Dividend Increases and Other Capital Distributions for the 19 Supervisory Capital Assessment Program Firms.” This letter required 19 financial institutions, including the Bancorp, to undergo a review of their capital planning processes and plans regarding capital redistribution and absorption activity. As part of this review, the Bancorp was required to submit a comprehensive capital plan in January 2011 that demonstrated its ability to withstand losses under “adverse” economic conditions over the next two years. The Bancorp submitted the required documentation in accordance with the regulatory timeline. The results of this assessment process were not made public. As previously discussed, on March 18, 2011, the Bancorp announced that the FRB did not object to the Bancorp’s proposed capital plan, which, in addition to the possible future redemption of certain trust preferred securities, included an increase in the quarterly dividend on its common shares in the first quarter of 2011. As a result, on March 22, 2011, the Bancorp declared a first quarter 2011 cash dividend on its common shares of $.06, an increase of $.05 from its fourth quarter of 2010 dividend rate.

TABLE 44: Capital Ratios

($ in millions)	June 30, 2011	December 31, 2010	June 30, 2010
Average equity as a percent of average assets	11.12%	12.22	12.04
Tangible equity as a percent of tangible assets (a)	9.01	10.42	9.89
Tangible common equity as a percent of tangible assets (a)	8.64	7.04	6.55

Tier I capital	$11,972	13,965	13,462
Total risk-based capital	16,085	18,178	17,741
Risk-weighted assets (b)	100,320	100,561	98,604

Regulatory capital ratios:
Tier I capital	11.93%	13.89	13.65
Total risk-based capital	16.03	18.08	17.99
Tier I leverage	11.03	12.79	12.24
Tier I common equity (a)	9.20	7.48	7.17

(a)	For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.
(b)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp paid dividends per common share of $0.06 and $0.01 during the second quarter of 2011 and 2010, respectively.

Under the agreement with the U.S. Treasury, as part of the CPP, the Bancorp had agreed to limitations on dividends and restrictions on repurchases of its common stock. These limitations and restrictions were in effect until the Bancorp redeemed all $3.4 billion of its Series F preferred stock held by the U.S. Treasury on February 2, 2011.

The Bancorp’s repurchase of common stock in the second quarter of 2011 is shown in the table below.

TABLE 45: Share Repurchases

Period	Total Number of Shares Purchases(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
April 1, 2011 - April 30, 2011	—	$—	—	19,201,518
May 1, 2011 - May 31, 2011	—	—	—	19,201,518
June 1, 2011 - June 30, 2011	—	—	—	19,201,518

Total	—	$—	—	19,201,518

(a)	The Bancorp repurchased 562,316 shares during the second quarter of 2011 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	In May 2007, the Bancorp announced that its Board of Directors had authorized management to purchase 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date.

Quantitative and Qualitative Disclosures About Market Risk (continued)

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. A discussion of these transactions is as follows:

Residential Mortgage Loan Sales

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Such provisions include the loan’s compliance with applicable loan criteria, including certain documentation standards per agreements with unrelated third parties. Additional reasons for the Bancorp having to repurchase the loans include appraisal standards with the collateral, fraud related to the loan application and the rescission of mortgage insurance. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of June 30, 2011, December 31, 2010 and June 30, 2010, the Bancorp maintained reserves related to these loans sold with the representation and warranty recourse provisions totalling $60 million, $85 million and $65 million, respectively. For further information on residential mortgage loans sold with representation and warranty recourse provisions, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

For the three months ended June 30, 2011 and 2010, the Bancorp paid $14 million and $12 million, respectively, in the form of make whole payments and repurchased $25 million and $24 million, respectively, of loans to satisfy investor demands. For the six months ended June 30, 2011 and 2010, the Bancorp paid $29 million and $18 million, respectively, in the form of make whole payments and repurchased $51 million and $32 million, respectively, of loans to satisfy investor demands. Total repurchase demand requests during the three months ended June 30, 2011 and 2010 were $89 million and $74 million, respectively. Total repurchase demand requests during the six months ended June 30, 2011 and 2010 were $172 million and $170 million, respectively. Total outstanding repurchase demand inventory was $127 million at June 30, 2011, compared to $162 million at December 31, 2010 and $169 million at June 30, 2010.

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of non-performance by the underlying borrowers is equivalent to the total outstanding balance. In the event of non-performance, the Bancorp has rights to the underlying collateral value securing the loan. At June 30, 2011 the outstanding balances on these loans sold with credit recourse were $875 million, compared to $916 million at December 31, 2010 and $1.0 billion at June 30, 2010. At June 30, 2011, December 31, 2010 and June 30, 2010, the Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of approximately $20 million, $16 million and $20 million, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio. For further information on residential mortgage loans sold with credit recourse, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $92 million at June 30, 2011, $122 million at December 31, 2010, and $176 million at June 30, 2010. The Bancorp maintained a reserve related to exposures within the reinsurance portfolio of $33 million as of June 30, 2011, $42 million as of December 31, 2010 and $58 million as of June 30, 2010. During the second quarter of 2010, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the second quarter of 2011, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $5 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $11 million and a decrease to the Bancorp’s maximum exposure of $27 million.

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

In connection with the foregoing, the Bancorp also conducted a review of its disclosure controls and procedures particularly in connection with the notification and disclosure issues arising out of the redemption of the 8.875% trust preferred securities of the Trust (the “Trust Preferred Securities”) of Fifth Third Capital Trust VII (the “Trust”) (Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information). As a result of such review, the Bancorp enhanced its disclosure controls and procedures by clarifying its redemption policy to, among other things, require the use of dedicated working groups made of various personnel from relevant areas of the Bancorp to implement redemptions, set forth specific steps (including with respect to public notifications) that must be reviewed and/or undertaken, as applicable, in connection with each redemption, and clarify reporting lines and responsibilities for the implementation of all redemption transactions prior to the end of the period covered by this report.

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

Fifth Third Bancorp and Subsidiaries Condensed Consolidated Financial Statements and Notes (Item 1) CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	As of
	June 30,	December 31,	June 30,
($ in millions, except share data)	2011	2010	2010
Assets
Cash and due from banks (a)	$2,380	2,159	2,216
Available-for-sale and other securities (b)	15,502	15,414	16,021
Held-to-maturity securities (c)	344	353	354
Trading securities	217	294	270
Other short-term investments (a)	1,370	1,515	4,322
Loans held for sale (d)	1,185	2,216	2,150
Portfolio loans and leases:
Commercial and industrial loans	28,099	27,191	26,008
Commercial mortgage loans (a)	10,233	10,845	11,481
Commercial construction loans	1,778	2,048	2,965
Commercial leases	3,326	3,378	3,271
Residential mortgage loans(e)	9,849	8,956	7,707
Home equity (a)	11,048	11,513	11,987
Automobile loans (a)	11,315	10,983	10,285
Credit card	1,856	1,896	1,841
Other consumer loans and leases	463	681	687

Portfolio loans and leases	77,967	77,491	76,232
Allowance for loan and lease losses(a)	(2,614)	(3,004)	(3,693)

Portfolio loans and leases, net	75,353	74,487	72,539
Bank premises and equipment	2,395	2,389	2,374
Operating lease equipment	492	479	489
Goodwill	2,417	2,417	2,417
Intangible assets	49	62	83
Servicing rights	847	822	646
Other assets (a)	8,254	8,400	8,144

Total Assets	$110,805	111,007	112,025

Liabilities
Deposits:
Demand	$22,589	21,413	19,256
Interest checking	18,072	18,560	17,759
Savings	21,764	20,903	19,646
Money market	4,859	5,035	4,666
Other time	6,399	7,728	10,966
Certificates—$100,000 and over	3,642	4,287	6,389
Foreign office and other	3,273	3,722	3,433

Total deposits	80,598	81,648	82,115
Federal funds purchased	403	279	240
Other short-term borrowings	2,702	1,574	1,556
Accrued taxes, interest and expenses	1,067	889	721
Other liabilities (a)	3,282	2,979	2,703
Long-term debt (a)	10,152	9,558	10,989

Total Liabilities	98,204	96,927	98,324

Equity
Common stock (f)	2,051	1,779	1,779
Preferred stock (g)	398	3,654	3,631
Capital surplus (h)	2,769	1,715	1,696
Retained earnings	7,024	6,719	6,289
Accumulated other comprehensive income	396	314	440
Treasury stock	(66)	(130)	(134)

Total Bancorp shareholders’ equity	12,572	14,051	13,701

Noncontrolling interest	29	29	—

Total Equity	12,601	14,080	13,701

Total Liabilities and Equity	$110,805	111,007	112,025

(a)	Includes $42, $52, and $74 of cash, $7, $7 and $7 of other short-term investments, $29, $29 and $0 of commercial mortgage loans, $231, $241 and $252 of home equity loans, $424, $648 and $911 of automobile loans, ($11), ($14) and ($16) of ALLL, $4, $7 and $7 of other assets, $8, $12 and $19 of other liabilities and $365, $692 and $996 of long-term debt from consolidated VIEs that are included in their respective captions above at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. See Note 8.
(b)	Amortized cost of $14,889, $14,919 and $15,356 at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.
(c)	Fair value of $344, $353 and $354 at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.
(d)	Includes $978, $1,892 and $1,747 of residential mortgage loans held for sale measured at fair value at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.
(e)	Includes $59, $46 and $41 of residential mortgage loans measured at fair value at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.
(f)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2011 – 919,818,137 (excludes 4,074,443 treasury shares), December 31, 2010 – 796,272,522 (excludes 5,231,666 treasury shares) and June 30, 2010 – 796,319,712 shares (excludes 5,184,475 treasury shares).
(g)	317,680 shares of undesignated no par value preferred stock are authorized of which none had been issued; 5.0% cumulative Series F perpetual preferred stock with a $25,000 liquidation preference: 136,320 issued and outstanding at December 31, 2010 and June 30, 2010, which were redeemed on February 2, 2011; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 16,450 issued and outstanding at June 30, 2011, 16,451 issued and outstanding at December 31, 2010 and June 30, 2010.
(h)	Includes a ten-year warrant initially valued at $239 to purchase up to 43,617,747 shares of common stock, no par value, related to Series F preferred stock, at an initial exercise price of $11.72 per share at December 31, 2010 and June 30, 2010, which was repurchased for $280 on March 16, 2011.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except per share data)	2011	2010	2011	2010
Interest Income
Interest and fees on loans and leases	$893	951	1,803	1,910
Interest on securities	151	163	300	345
Interest on other short-term investments	1	2	2	4

Total interest income	1,045	1,116	2,105	2,259
Interest Expense
Interest on deposits	97	161	203	332
Interest on other short-term borrowings	1	1	2	2
Interest on long-term debt	83	72	157	146

Total interest expense	181	234	362	480

Net Interest Income	864	882	1,743	1,779
Provision for loan and lease losses	113	325	281	915

Net Interest Income After Provision for Loan and Lease Losses	751	557	1,462	864

Noninterest Income
Mortgage banking net revenue	162	114	264	266
Service charges on deposits	126	149	250	291
Investment advisory revenue	95	87	193	177
Corporate banking revenue	95	93	181	174
Card and processing revenue	89	84	169	158
Other noninterest income	83	85	164	160
Securities gains, net	6	8	14	21
Securities gains, net—non-qualifying hedges on mortgage servicing rights	—	—	5	—

Total noninterest income	656	620	1,240	1,247
Noninterest Expense
Salaries, wages and incentives	365	356	716	686
Employee benefits	79	73	176	159
Net occupancy expense	75	73	152	150
Technology and communications	48	45	93	90
Card and processing expense	29	31	58	56
Equipment expense	28	31	57	60
Other noninterest expense	277	326	567	690

Total noninterest expense	901	935	1,819	1,891

Income Before Income Taxes	506	242	883	220
Applicable income tax expense	169	50	281	38

Net Income	337	192	602	182
Less: Net income attributable to noncontrolling interest	—	—	—	—

Net Income Attributable To Bancorp	337	192	602	182
Dividends on preferred stock	9	62	185	125

Net Income Available to Common Shareholders	$328	130	417	57

Earnings Per Share	$0.36	0.16	0.46	0.07
Earnings Per Diluted Share	$0.35	0.16	0.46	0.07

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interest	Total Equity
Balance at December 31, 2009	$1,779	3,609	1,743	6,326	241	(201)	13,497	—	13,497
Net income				182			182	—	182
Other comprehensive income					199		199		199

Comprehensive income							381	—	381
Cash dividends declared:
Common stock at $0.02 per share				(16)			(16)		(16)
Preferred stock				(103)			(103)		(103)
Accretion of preferred dividends, Series F		22		(22)			—		—
Stock-based compensation expense			22				22		22
Stock-based awards issued or exercised, including treasury shares issued			(6)			3	(3)		(3)
Restricted stock grants			(63)			63	—		—
Impact of cumulative effect of change in accounting principle				(77)			(77)		(77)
Other				(1)		1	—		—

Balance at June 30, 2010	$1,779	3,631	1,696	6,289	440	(134)	13,701	—	13,701

Balance at December 31, 2010	$1,779	3,654	1,715	6,719	314	(130)	14,051	29	14,080
Net income				602			602	—	602
Other comprehensive income					82		82		82

Comprehensive income							684	—	684
Cash dividends declared:
Common stock at $0.12 per share				(110)			(110)		(110)
Preferred stock				(33)			(33)		(33)
Issuance of common stock	272		1,376				1,648		1,648
Redemption of preferred shares, Series F		(3,408)					(3,408)		(3,408)
Redemption of stock warrant			(280)				(280)		(280)
Accretion of preferred dividends, Series F		153		(153)			—		—
Stock-based compensation expense			27				27		27
Stock-based awards issued or exercised, including treasury shares issued			(12)			5	(7)		(7)
Restricted stock grants			(59)			59	—		—
Loans repaid related to the exercise of stock based awards, net			1				1		1
Other		(1)	1	(1)			(1)		(1)

Balance at June 30, 2011	$2,051	398	2,769	7,024	396	(66)	12,572	29	12,601

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the six months ended June 30,
($ in millions)	2011	2010
Operating Activities
Net income	$602	182
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	281	915
Depreciation, amortization and accretion	215	206
Stock-based compensation expense	31	22
Provision for deferred income taxes	(228)	62
Realized securities gains	(15)	(27)
Realized securities gains—non-qualifying hedges on mortgage servicing rights	(5)	—
Realized securities losses	1	6
Provision for mortgage servicing rights	27	106
Net gains on sales of loans and fair value adjustments on loans held for sale	(59)	(57)
Capitalized mortgage servicing rights	(105)	(101)
Proceeds from sales of loans held for sale	6,812	7,452
Loans originated for sale, net of repayments	(5,700)	(7,396)
Dividends representing return on equity method investments	7	11
Net change in:
Trading securities	80	83
Other assets	125	210
Accrued taxes, interest and expenses	373	(202)
Other liabilities	452	(228)

Net Cash Provided by Operating Activities	2,894	1,244

Investing Activities
Sales:
Available-for-sale securities	935	1,088
Loans	201	112
Disposal of bank premises and equipment	1	5
Repayments / maturities:
Available-for-sale securities	1,753	2,197
Held-to-maturity securities	8	—
Purchases:
Available-for-sale securities	(2,689)	(1,718)
Bank premises and equipment	(119)	(91)
Restricted cash from the initial consolidation of variable interest entities	—	63
Dividends representing return of equity method investments	9	3
Net change in:
Other short-term investments	145	(946)
Loans and leases	(1,501)	1,323
Operating lease equipment	(34)	(11)

Net Cash (Used in) Provided by Investing Activities	(1,291)	2,025

Financing Activities
Net change in:
Core deposits	(406)	(854)
Certificates - $100,000 and over, including other foreign office	(643)	(1,323)
Federal funds purchased	124	58
Other short-term borrowings	1,128	19
Dividends paid on common shares	(110)	(16)
Dividends paid on preferred shares	(33)	(102)
Proceeds from issuance of long-term debt	1,463	—
Repayment of long-term debt	(858)	(1,153)
Issuance of common shares	1,648	—
Redemption of preferred shares, Series F	(3,408)	—
Redemption of stock warrant	(280)	—
Exercise of stock based awards	(7)	—

Net Cash Used In Financing Activities	(1,382)	(3,371)

Increase (Decrease) in Cash and Due from Banks	221	(102)
Cash and Due from Banks at Beginning of Period	2,159	2,318

Cash and Due from Banks at End of Period	$2,380	2,216

Cash Payments
Interest	$342	503
Income taxes	21	72

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2011 and 2010, the results of operations for the three and six months ended June 30, 2011 and 2010, the cash flows for the six months ended June 30, 2011 and 2010 and the changes in equity for the six months ended June 30, 2011 and 2010. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the latest annual financial statements. The results of operations for the three and six months ended June 30, 2011 and 2010 and the cash flows and changes in equity for the six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2010 has been derived from the annual audited Consolidated Financial Statements of the Bancorp.

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

2. Supplemental Cash Flow Information

Noncash investing and financing activities are presented in the following table for the six months ended June 30:

($ in millions)	2011	2010
Transfers:
Portfolio loans to held for sale loans	$58	80
Held for sale loans to portfolio loans	16	49
Portfolio loans to OREO	168	350
Held for sale loans to OREO	36	38

Impact of change in accounting principle:
Decrease in available-for-sale securities, net	—	941
Increase in portfolio loans	—	2,217
Decrease in demand deposits	—	18
Increase in other short-term borrowings	—	122
Increase in long-term debt	—	1,344

3. Accounting and Reporting Developments

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued guidance that requires the Bancorp to disclose a greater level of disaggregated information about the credit quality of its loans and leases and the ALLL. The new guidance defines two levels of disaggregation – portfolio segment and class. A portfolio segment is defined as the level at which the Bancorp develops and documents a systematic method for determining its ALLL. Classes generally represent a further disaggregation of a portfolio segment based on certain risk characteristics. The disclosures relating to information as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosure requirements were adopted by the Bancorp as of December 31, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010 and the disclosure requirements were adopted by the Bancorp as of January 1, 2011. These disclosures are included in Note 6.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued amended guidance to address the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amended guidance clarifies that for business combination(s) that occur during the year, the Bancorp is required to disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual reporting period. The amended guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and will be effective for business combinations consummated by the Bancorp on or after January 1, 2011. The Bancorp has not consummated a business combination since such guidance became effective.

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued amended guidance clarifying whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties, for purposes of determining whether a restructuring constitutes a TDR. The amended guidance also requires the Bancorp to disclose new information about TDR’s, including qualitative and quantitative information by portfolio segment and class. The amended guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011, and for purposes of identifying TDR’s under the amended guidance, should be applied retrospectively to the beginning of the annual reporting period of adoption. The Bancorp is currently in the process of evaluating the impact of adopting the amended guidance, but does not expect the impact to be material to the Bancorp’s Condensed Consolidated Financial Statements.

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued amended guidance clarifying when the Bancorp can recognize a sale upon the transfer of financial assets subject to a repurchase agreement. That determination is based, in part, on whether the Bancorp has maintained effective control over the transferred financial assets. Under the amended guidance, the FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, not on whether the transferor has the practical ability to perform in accordance with those rights or obligations. The amended guidance is effective for transactions that occur in interim and annual periods beginning on or after December 15, 2011. The Bancorp accounts for all of its existing repurchase agreements as secured borrowings. Therefore, this amended guidance is not expected to have a material impact on the Bancorp’s accounting for repurchase agreements upon adoption on January 1, 2012.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued amended guidance that will result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. Under the amended guidance, the Bancorp will be required to expand its disclosure for fair value instruments categorized within Level 3 of the fair value hierarchy to include (1) the valuation processes used by the Bancorp; and (2) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs for recurring fair value measurements and the interrelationships between those unobservable inputs, if any. The Bancorp will also be required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (e.g. portfolio loans). The amended guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011.

Presentation of Comprehensive Income

In June 2011, the FASB issued amended guidance on the presentation requirements for comprehensive income. The amended guidance requires the Bancorp to present total comprehensive income, the components of net income and the components of other comprehensive income on the face of the financial statements, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amended guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

4. Securities

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and held-to-maturity securities portfolios as of:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Amortized	Unrealized	Unrealized	Fair
June 30, 2011 ($ in millions)	Cost	Gains	Losses	Value
Available-for-sale and other:
U.S. Treasury and government agencies	$199	7	—	206
U.S. Government sponsored agencies	2,141	118	—	2,259
Obligations of states and political subdivisions	113	2	—	115
Agency mortgage-backed securities	10,269	475	(4)	10,740
Other bonds, notes and debentures	1,135	17	(6)	1,146
Other securities(a)	1,032	4	—	1,036

Total	$14,889	623	(10)	15,502

Held-to-maturity:
Obligations of states and political subdivisions	$340	—	—	340
Other debt securities	4	—	—	4

Total	$344	—	—	344

	Amortized	Unrealized	Unrealized	Fair
December 31, 2010 ($ in millions)	Cost	Gains	Losses	Value
Available-for-sale and other:
U.S. Treasury and government agencies	$225	5	—	230
U.S. Government sponsored agencies	1,564	81	—	1,645
Obligations of states and political subdivisions	170	2	—	172
Agency mortgage-backed securities	10,570	435	(32)	10,973
Other bonds, notes and debentures	1,338	19	(15)	1,342
Other securities(a)	1,052	—	—	1,052

Total	$14,919	542	(47)	15,414

Held-to-maturity:
Obligations of states and political subdivisions	$348	—	—	348
Other debt securities	5	—	—	5

Total	$353	—	—	353

	Amortized	Unrealized	Unrealized	Fair
June 30, 2010 ($ in millions)	Cost	Gains	Losses	Value
Available-for-sale and other:
U.S. Treasury and government agencies	$475	7	—	482
U.S. Government sponsored agencies	1,692	104	—	1,796
Obligations of states and political subdivisions	196	3	—	199
Agency mortgage-backed securities	10,109	539	(1)	10,647
Other bonds, notes and debentures	946	28	(15)	959
Other securities(a)	1,938	—	—	1,938

Total	$15,356	681	(16)	16,021

Held-to-maturity:
Obligations of states and political subdivisions	$349	—	—	349
Other debt securities	5	—	—	5

Total	$354	—	—	354

(a)	Other securities consist of FHLB and FRB restricted stock holdings of $497 and $344, respectively at June 30, 2011, $524 and $344, respectively at December 31, 2010, and $551 and $343, respectively, at June 30, 2010, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2011	2010	2011	2010
Realized gains	$5	11	17	27
Realized losses	—	—	—	(4)

Net realized gains	$5	11	17	23

Trading securities totaled $217 million as of June 30, 2011, compared to $294 million at December 31, 2010 and $270 million at June 30, 2010. Gross realized gains on trading securities were immaterial for the three months ending June 30, 2011 and June 30, 2010, $1 million for the six months ended June 30, 2011, and immaterial for the six months ended June 30, 2010. Gross realized losses were immaterial for the three months ended June 30, 2011 and June 30, 2010 and $1 million for the six months ended June 30, 2011 and June 30, 2010. Gross unrealized gains on trading securities were $2 million at June 30, 2011 and December 31, 2010, and

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

immaterial at June 30, 2010. Gross unrealized losses on trading securities were $4 million at June 30, 2011, $8 million at December 31, 2010, and $14 million at June 30, 2010.

At June 30, 2011, December 31, 2010, and June 30, 2010, securities with a fair value of $10.8 billion, $11.3 billion, and $12.5 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2011, by contractual maturity, are shown in the following table:

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Under 1 year	$508	517	29	29
1-5 years	8,611	9,041	242	242
5-10 years	4,528	4,694	50	50
Over 10 years	210	214	23	23
Other securities	1,032	1,036	—	—

Total	$14,889	15,502	344	344

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
($ in millions)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2011
U.S. Treasury and government agencies	$—	—	—	—	—	—
U.S. Government sponsored agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	3	—	3	—
Agency mortgage-backed securities	606	(4)	—	—	606	(4)
Other bonds, notes and debentures	324	(3)	37	(3)	361	(6)
Other securities	—	—	—	—	—	—

Total	$930	(7)	40	(3)	970	(10)

December 31, 2010
U.S. Treasury and government agencies	$—	—	1	—	1	—
U.S. Government sponsored agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	11	—	4	—	15	—
Agency mortgage-backed securities	1,555	(32)	—	—	1,555	(32)
Other bonds, notes and debentures	563	(10)	47	(5)	610	(15)
Other securities	—	—	—	—	—	—

Total	$2,129	(42)	52	(5)	2,181	(47)

June 30, 2010
U.S. Treasury and government agencies	$150	—	1	—	151	—
U.S. Government sponsored agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	2	—	3	—	5	—
Agency mortgage-backed securities	114	(1)	—	—	114	(1)
Other bonds, notes and debentures	60	(6)	60	(9)	120	(15)
Other securities	—	—	—	—	—	—

Total	$326	(7)	64	(9)	390	(16)

Other-Than-Temporary Impairments

If the fair value of an available-for-sale or held-to-maturity security is less than its amortized cost basis, the Bancorp must determine whether an OTTI has occurred. Under U.S. GAAP, the recognition and measurement requirements related to OTTI differ for debt and equity securities.

For debt securities, if the Bancorp intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred and the Bancorp must recognize through earnings the entire OTTI, which is calculated as the difference between the fair value of the debt security and its amortized cost basis. However, even if the Bancorp

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Bancorp must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized within noninterest income and the non-credit component is recognized through accumulated other comprehensive income. During the six months ended June 30, 2011, the Bancorp recognized an immaterial amount of OTTI on its available-for-sale debt securities and no OTTI was recognized on held-to-maturity debt securities. During the six months ended 2010, the Bancorp did not recognize OTTI on any of its available-for-sale or held-to-maturity debt securities. Additionally, at June 30, 2011 an immaterial amount of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities, compared to approximately one percent at December 31, 2010 and June 30, 2010.

For equity securities, the Bancorp’s management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Bancorp’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the fair value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within noninterest income in the Condensed Consolidated Statements of Income. During the six months ended June 30, 2011 and 2010, the Bancorp did not recognize OTTI on any of its available-for-sale equity securities.

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

The following table provides a summary of the total loans and leases classified by primary purpose as of:

	June 30,	December 31,	June 30,
($ in millions)	2011	2010	2010
Loans and leases held for sale:
Commercial and industrial loans	$56	83	2
Commercial mortgage loans	98	147	88
Commercial construction loans	27	63	77
Residential mortgage loans	989	1,901	1,965
Other consumer loans and leases	15	22	18

Total loans and leases held for sale	$1,185	2,216	2,150

Portfolio loans and leases:
Commercial and industrial loans	$28,099	27,191	26,008
Commercial mortgage loans	10,233	10,845	11,481
Commercial construction loans	1,778	2,048	2,965
Commercial leases	3,326	3,378	3,271

Total commercial loans and leases	43,436	43,462	43,725

Residential mortgage loans	9,849	8,956	7,707
Home equity	11,048	11,513	11,987
Automobile loans	11,315	10,983	10,285
Credit card	1,856	1,896	1,841
Other consumer loans and leases	463	681	687

Total consumer loans and leases	34,531	34,029	32,507

Total portfolio loans and leases	$77,967	77,491	76,232

Total portfolio loans and leases are recorded net of unearned income, which totaled $953 million as of June 30, 2011, and $1.0 billion as of December 31, 2010, and June 30, 2010. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $20 million as of June 30, 2011 and net discounts of $19 million and $55 million as of December 31, 2010 and June 30, 2010, respectively.

The following table presents a summary of the total loans and leases owned by the Bancorp as of and for the six months ended June 30:

			Balance of Loans 90		Net Credit
	Balance		Days or More Past Due		Losses
($ in millions)	2011	2010	2011	2010	2011	2010
Commercial and industrial loans	$28,155	26,011	$7	48	$159	265
Commercial mortgage loans	10,331	11,569	12	53	101	177
Commercial construction loans	1,805	3,042	48	37	46	121
Commercial leases	3,326	3,271	1	4	(1)	4
Residential mortgage loans	10,838	9,672	87	107	101	173
Home equity loans	11,048	11,987	84	90	117	134
Automobile loans	11,315	10,285	10	12	28	51
Other consumer loans and leases	2,334	2,545	30	46	120	91

Total loans and leases	$79,152	78,382	$279	397	$671	1,016

Less: Loans held for sale	$1,185	2,150

Total portfolio loans and leases	$77,967	76,232

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

Allowance for Loan and Lease Losses

The following table summarizes transactions in the ALLL:

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2011	2010	2011	2010
Balance, beginning of period	$2,805	3,802	3,004	3,749
Impact of change in accounting principle	—	—	—	45
Losses charged off	(343)	(472)	(740)	(1,094)
Recoveries of losses previously charged off	39	38	69	78
Provision for loan and lease losses	113	325	281	915

Balance, end of period	$2,614	3,693	2,614	3,693

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended June 30, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,855	286	519	145	2,805
Losses charged off	(158)	(37)	(148)	—	(343)
Recoveries of losses previously charged off	17	1	21	—	39
Provision for loan and lease losses	50	18	60	(15)	113

Balance, end of period	$1,764	268	452	130	2,614

For the six months ended June 30, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,989	310	555	150	3,004
Losses charged off	(334)	(104)	(302)	—	(740)
Recoveries of losses previously charged off	29	3	37	—	69
Provision for loan and lease losses	80	59	162	(20)	281

Balance, end of period	$1,764	268	452	130	2,614

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of June 30, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$245	126	74	—	445
Collectively evaluated for impairment	1,518	141	378	—	2,037
Loans acquired with deteriorated credit quality	1	1	—	—	2
Unallocated	—	—	—	130	130

Total ALLL	$1,764	268	452	130	2,614

Loans and leases:(b)
Individually evaluated for impairment	$1,181	1,220	589	—	2,990
Collectively evaluated for impairment	42,252	8,559	24,093	—	74,904
Loans acquired with deteriorated credit quality	3	11	—	—	14

Total portfolio loans and leases	$43,436	9,790	24,682	—	77,908

(a)	Includes $18 related to leverage leases.
(b)	Excludes $59 of residential mortgage loans measured at fair value, and includes $1,015 of leveraged leases, net of unearned income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

		Residential
As of December 31, 2010 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$209	119	107	—	435
Collectively evaluated for impairment	1,779	189	448	—	2,416
Loans acquired with deteriorated credit quality	1	2	—	—	3
Unallocated	—	—	—	150	150

Total ALLL	$1,989	310	555	150	3,004

Loans and leases:(b)
Individually evaluated for impairment	$1,076	1,180	651	—	2,907
Collectively evaluated for impairment	42,382	7,718	24,414	—	74,514
Loans acquired with deteriorated credit quality	4	12	8	—	24

Total portfolio loans and leases	$43,462	8,910	25,073	—	77,445

(a)	Includes $15 related to leverage leases.
(b)	Excludes $46 of residential mortgage loans measured at fair value, and includes $1,039 of leveraged leases, net of unearned income.

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

The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

		Special
As of June 30, 2011 ($ in millions)	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$24,268	1,594	2,077	160	28,099
Commercial mortgage loans owner-occupied	3,995	430	779	25	5,229
Commercial mortgage loans nonowner-occupied	3,195	640	1,134	35	5,004
Commercial construction loans	948	303	473	54	1,778
Commercial leases	3,232	52	40	2	3,326

Total	$35,638	3,019	4,503	276	43,436

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

		Special
December 31, 2010 ($ in millions)	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$23,147	1,406	2,541	97	27,191
Commercial mortgage loans owner-occupied	4,034	430	854	22	5,340
Commercial mortgage loans nonowner-occupied	3,620	647	1,174	64	5,505
Commercial construction loans	1,034	416	540	58	2,048
Commercial leases	3,269	60	48	1	3,378

Total	$35,104	2,959	5,157	242	43,462

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

	June 30, 2011		December 31, 2010
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$9,518	272	8,642	268
Home equity	10,990	58	11,457	56
Automobile loans	11,312	3	10,980	3
Credit card	1,806	50	1,841	55
Other consumer loans and leases	460	3	597	84

Total	$34,086	386	33,517	466

(a)	Excludes $59 and $46 of loans measured at fair value at June 30, 2011 and December 31, 2010, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of June 30, 2011 ($ in millions)	Current Loans and Leases	30-89 Days	90 Days and Greater (c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$27,737	70	292	362	28,099	7
Commercial mortgage owner-occupied loans	5,064	41	124	165	5,229	8
Commercial mortgage nonowner-occupied loans	4,746	37	221	258	5,004	4
Commercial construction loans	1,556	40	182	222	1,778	48
Commercial leases	3,314	3	9	12	3,326	1
Residential mortgage loans(a) (b)	9,334	102	354	456	9,790	87
Consumer:
Home equity	10,775	130	143	273	11,048	84
Automobile loans	11,234	68	13	81	11,315	10
Credit card	1,755	28	73	101	1,856	30
Other consumer loans and leases	459	1	3	4	463	—

Total portfolio loans and leases(a)	$75,974	520	1,414	1,934	77,908	279

(a)	Excludes $59 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of June 30, 2011, $28 of these loans were 30-89 days past due and $271 were 90 days or more past due.
(c)	Includes accrual and nonaccrual loans and leases.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

		Past Due
As of December 31, 2010 ($ in millions)	Current Loans and Leases	30-89 Days	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$26,687	201	303	504	27,191	16
Commercial mortgage owner-occupied loans	5,151	50	139	189	5,340	8
Commercial mortgage nonowner-occupied loans	5,252	38	215	253	5,505	3
Commercial construction loans	1,831	72	145	217	2,048	3
Commercial leases	3,361	10	7	17	3,378	—
Residential mortgage loans(a) (b)	8,404	138	368	506	8,910	100
Consumer:
Home equity	11,220	148	145	293	11,513	89
Automobile loans	10,872	96	15	111	10,983	13
Credit card	1,771	35	90	125	1,896	42
Other consumer loans and leases	672	3	6	9	681	—

Total portfolio loans and leases(a)	$75,221	791	1,433	2,224	77,445	274

(a)	Excludes $46 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2010 $55 of these loans were 30-89 days past due and $284 were 90 days or more past due.
(c)	Includes accrual and nonaccrual loans and leases.

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

The following table summarizes the Bancorp’s impaired loans and leases by class:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Unpaid
As of June 30, 2011	Principal	Recorded
($ in millions)	Balance	Investment	Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$414	394	184
Commercial mortgage owner-occupied loans	49	38	5
Commercial mortgage nonowner-occupied loans	208	162	30
Commercial construction loans	207	156	19
Commercial leases	12	19	8
Restructured residential mortgage loans	1,101	1,053	127
Restructured consumer:
Home equity	392	389	50
Automobile loans	36	36	5
Credit card	105	96	18
Other consumer loans and leases	5	5	1

Total impaired loans with a related allowance	$2,529	2,348	447

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$210	155	—
Commercial mortgage owner-occupied loans	60	83	—
Commercial mortgage nonowner-occupied loans	148	139	—
Commercial construction loans	70	34	—
Commercial leases	4	4	—
Restructured residential mortgage loans	221	178	—
Restructured consumer:
Home equity	62	59	—
Automobile loans	4	4	—

Total impaired loans with no related allowance	$779	656	—

The following table summarizes the Bancorp’s average impaired loans and leases and interest income by class for the three and six months ended June 30, 2011:

	For the three months ended June 30, 2011		For the six months ended June 30, 2011
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial and industrial loans	$521	12	495	25
Commercial mortgage owner-occupied loans	121	5	126	10
Commercial mortgage nonowner-occupied loans	280	8	290	16
Commercial construction loans	197	6	183	11
Commercial leases	19	—	23	—
Restructured residential mortgage loans	1,222	11	1,209	21
Restructured consumer:
Home equity	440	11	444	17
Automobile loans	40	1	39	1
Credit card	100	1	98	2
Other consumer loans and leases	40	—	56	—

Total impaired loans	$2,980	55	2,963	103

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Bancorp’s impaired loans and leases by class as of December 31, 2010:

	Unpaid
As of December 31, 2010	Principal	Recorded
($ in millions)	Balance	Investment	Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$404	291	128
Commercial mortgage owner-occupied loans	49	37	4
Commercial mortgage nonowner-occupied loans	386	202	40
Commercial construction loans	240	150	31
Commercial leases	15	15	7
Restructured residential mortgage loans	1,126	1,071	121
Restructured consumer:
Home equity	400	397	53
Automobile loans	33	32	5
Credit card	100	100	18
Other consumer loans and leases	78	78	31

Total impaired loans with a related allowance	$2,831	2,373	438

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$194	153	—
Commercial mortgage owner-occupied loans	113	99	—
Commercial mortgage nonowner-occupied loans	126	108	—
Commercial construction loans	24	8	—
Commercial leases	17	17	—
Restructured residential mortgage loans	146	121	—
Restructured consumer:
Home equity	48	46	—
Automobile loans	6	6	—

Total impaired loans with no related allowance	$674	558	—

During the three and six months ended June 30, 2010, interest income of $67 million and $111 million, respectively, was recognized on impaired loans that had an average balance of $3.3 billion, and $3.2 billion, respectively.

Nonperforming Assets

The following table summarizes the Bancorp’s nonperforming assets as of:

	June 30,	December 31,	June 30,
($ in millions)	2011	2010	2010
Nonaccrual loans and leases	$1,240	1,333	2,236
Restructured nonaccrual loans and leases	399	347	294

Total nonperforming loans and leases	1,639	1,680	2,530
OREO and other repossessed property(a)	449	494	439

Total nonperforming assets(b)	2,088	2,174	2,969

Total loans and leases 90 days past due and still accruing	$279	274	397

(a)	Excludes $54, $38 and $30 of OREO related to government insured loans at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.
(b)	Excludes $176, $294 and $167 of nonaccrual loans held for sale at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Bancorp’s nonperforming loans and leases, by class, as of:

	June 30,	December 31,
($ in millions)	2011	2010
Commercial:
Commercial and industrial loans	$607	568
Commercial mortgage owner-occupied loans	286	168
Commercial mortgage nonowner-occupied loans	178	267
Commercial construction loans	160	192
Commercial leases	22	19

Total commercial loans and leases	1,253	1,214

Residential mortgage loans	272	268
Consumer:
Home equity	58	56
Automobile loans	3	3
Credit card	50	55
Other consumer loans and leases	3	84

Total consumer loans and leases	114	198

Total nonperforming loans and leases(a)	$1,639	1,680

(a)	Excludes $176 and $294 of nonaccrual loans held for sale at June 30, 2011 and December 31, 2010, respectively.

7. Intangible Assets

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at June 30, 2011 of 3.7 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For more information on servicing rights, see Note 9. The details of the Bancorp’s intangible assets are shown in the following table.

	Gross Carrying	Accumulated	Valuation	Net Carrying
($ in millions)	Amount	Amortization	Allowance	Amount
As of June 30, 2011:
Mortgage servicing rights	$2,389	(1,199)	(343)	847
Core deposit intangibles	439	(400)	—	39
Other	44	(34)	—	10

Total intangible assets	$2,872	(1,633)	(343)	896

As of December 31, 2010:
Mortgage servicing rights	$2,284	(1,146)	(316)	822
Core deposit intangibles	439	(389)	—	50
Other	44	(32)	—	12

Total intangible assets	$2,767	(1,567)	(316)	884

As of June 30, 2010:
Mortgage servicing rights	$2,088	(1,056)	(386)	646
Core deposit intangibles	487	(418)	—	69
Other	53	(39)	—	14

Total intangible assets	$2,628	(1,513)	(386)	729

As of June 30, 2011, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ending June 30, 2011 and 2010 was $31 million and $36 million, respectively. For the six months ended June 30, 2011 and 2010, amortization expense was $66 million and $71 million, respectively. Estimated amortization expense for the years ending December 31, 2011 through 2015 is as follows:

	Mortgage	Other
($ in millions)	Servicing Rights	Intangible Assets	Total
Remainder of 2011	$103	9	112
2012	178	13	191
2013	148	8	156
2014	123	4	127
2015	102	2	104

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

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interest included in the Bancorp’s Condensed Consolidated Balance Sheets as of:

June 30, 2011 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investment	Total
Assets:
Cash and due from banks	$6	36	—	42
Other short-term investments	—	7	—	7
Commercial mortgage loans	—	—	29	29
Home equity	231	—	—	231
Automobile loans	—	424	—	424
ALLL	(5)	(5)	(1)	(11)
Other assets	1	2	1	4

Total assets	233	464	29	726

Liabilities:
Other liabilities	$—	8	—	8
Long-term debt	35	330	—	365

Total liabilities	$35	338	—	373

Noncontrolling interest			29	29

December 31, 2010 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investment	Total
Assets:
Cash and due from banks	$7	45	—	52
Other short-term investments	—	7	—	7
Commercial mortgage loans	—	—	29	29
Home equity	241	—	—	241
Automobile loans	—	648	—	648
ALLL	(5)	(8)	(1)	(14)
Other assets	1	5	1	7

Total assets	244	697	29	970

Liabilities:
Other liabilities	$—	12	—	12
Long-term debt	133	559	—	692

Total liabilities	$133	571	—	704

Noncontrolling interest			29	29

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2010 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investment	Total
Assets:
Cash and due from banks	$8	66	—	74
Other short-term investments	—	7	—	7
Home equity	252	—	—	252
Automobile loans	—	911	—	911
ALLL	(5)	(11)	—	(16)
Other assets	1	6	—	7

Total assets	256	979	—	1,235

Liabilities:
Other liabilities	$—	19	—	19
Long-term debt	161	835	—	996

Total liabilities	$161	854	—	1,015

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

CDC Investment

CDC, a wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp serves as the managing member of one LLC invested in a business revitalization project. The Bancorp has provided an indemnification guarantee to the investor member of this LLC related to the qualification of tax credits generated by investor member’s investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated this VIE. As a result, the VIE is presented as a noncontrolling interest in the Bancorp’s Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interest in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity. Additionally, the net income attributable to the noncontrolling interest is reported separately in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to this indemnification at June 30, 2011 is $9 million, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Bancorp’s Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds a variable interest, but is not the primary beneficiary to the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

As of June 30, 2011 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,282	282	1,282
Private equity investments	114	2	298
Money market funds	59	—	66
Loans provided to VIEs	1,236	—	2,010
Restructured loans	12	—	14

As of December 31, 2010 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,241	286	1,241
Private equity investments	129	3	322
Money market funds	148	—	158
Loans provided to VIEs	1,175	—	1,908
Restructured loans	12	—	13

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of June 30, 2010 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,127	255	1,127
Private equity investments	114	2	273
Loans provided to VIEs	1,228	—	1,855
Restructured loans	23	—	24

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

Private Equity Investments

The Bancorp invests as a limited partner in private equity funds which provide the Bancorp an opportunity to obtain higher rates of return on invested capital, while also creating cross-selling opportunities for the Bancorp’s commercial products. Each of the limited partnerships has an unrelated third-party general partner responsible for appointing the fund manager. The Bancorp has not been appointed fund manager for any of these private equity funds. The funds finance primarily all of their activities from the partners’ capital contributions and investment returns. The private equity funds qualify for the deferral of the amended VIE consolidation guidance. However, under the VIE consolidation guidance still applicable to the funds, the Bancorp has determined that it is not the primary beneficiary of the funds because it does not absorb a majority of the funds’ expected losses or receive a majority of the funds’ expected residual returns. Therefore, the Bancorp accounts for its investments in these limited partnerships under the equity method of accounting.

The Bancorp is exposed to losses arising from negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the above tables. Also, as of June 30, 2011, December 31, 2010 and June 30, 2010, the unfunded commitment amounts to the funds were $184 million, $193 million and $159 million, respectively. The Bancorp made capital contributions of $5 million and $12 million, respectively, to private equity funds during the three months ended June 30, 2011 and 2010. The Bancorp made capital contributions of $15 million and $19 million, respectively, to private equity funds during the six months ended June 30, 2011 and 2010.

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

The principle risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, are included in the previous tables for all periods presented. Also, as of June 30, 2011, December 31, 2010 and June 30, 2010, the Bancorp’s unfunded commitments to these entities were $774 million, $733 million and $627 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Restructured Loans

As part of loan restructuring efforts, the Bancorp received equity capital from certain borrowers to facilitate the restructuring of the borrower’s debt. These borrowers meet the definition of a VIE because the Bancorp was involved in their refinancing and because their equity capital is insufficient to fund ongoing operations. These restructurings were intended to provide the VIEs with serviceable debt levels while providing the Bancorp an opportunity to maximize the recovery of the loans. The VIEs finance their operations from earned income, capital contributions, and through restructured debt agreements. Assets of the VIEs are used to settle their specific obligations, including loan payments due to the Bancorp. The Bancorp continues to maintain its relationship with these VIEs as a lender and minority shareholder, however, it is not involved in management decisions and does not have sufficient voting rights to control the membership of the respective boards. Therefore, the Bancorp accounts for its equity investments in these VIEs under the equity method or cost method based on its percentage of ownership and ability to exercise significant influence.

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the equity investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. Due to the VIEs’ short-term cash deficit projections at the restructuring dates, the Bancorp determined that the fair value of its equity investments in these VIEs was zero. As of June 30, 2011, the Bancorp’s carrying value of these equity investments was zero. Additionally, the Bancorp had outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, which are included in the above tables for all periods presented. The Bancorp’s unfunded loan commitments to these VIEs were $2 million as of June 30, 2011 and $1 million at December 31, 2010 and June 30, 2010. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

9. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during the six months ended June 30, 2011 and 2010. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statement of Income, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2011	2010	2011	2010
Residential mortgage loan sales	$2,727	3,128	6,703	6,827

Origination fees and gains on loan sales	64	89	126	160
Servicing fees	58	54	116	107

Servicing Assets

The following table presents changes in the servicing assets related to residential mortgage loans for the six months ended June 30:

($ in millions)	2011	2010
Carrying amount as of the beginning of the period	$1,138	979
Servicing obligations that result from the transfer of residential mortgage loans	105	101
Amortization	(53)	(48)

Carrying amount before valuation allowance	1,190	1,032

Valuation allowance for servicing assets:
Beginning balance	(316)	(280)
Servicing impairment	(27)	(106)

Ending balance	(343)	(386)

Carrying amount as of the end of the period	$847	646

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

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the six months ended June 30:

($ in millions)	2011	2010
Fixed rate residential mortgage loans:
Beginning balance	$791	667
Ending balance	813	618
Adjustable rate residential mortgage loans:
Beginning balance	31	32
Ending balance	34	28

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Condensed Consolidated Statements of Income:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2011	2010	2011	2010
Securities gains, net—non-qualifying hedges on MSRs	$—	—	5	—
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	129	96	102	154
Provision for MSR impairment (Mortgage banking net revenue)	(64)	(100)	(27)	(106)

As of June 30, 2011 and 2010, the key economic assumptions used in measuring the interests that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended:

		June 30, 2011				June 30, 2010
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate
Residential mortgage loans:
Servicing assets	Fixed	6.6	11.0%	10.5%	N/A	6.1	12.4%	10.0%	N/A
Servicing assets	Adjustable	3.7	22.4	11.5	N/A	4.0	20.7	11.2	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At June 30, 2011, December 31, 2010 and June 30, 2010, the Bancorp serviced $56.0 billion, $54.2 billion and $51.3 billion, respectively, of residential mortgage loans for other investors. The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At June 30, 2011, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

				Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
		Fair	Weighted- Average Life (in		Impact of Adverse Change on Fair Value		Discount	Impact of Adverse Change on Fair Value			Impact of Adverse Change on Fair Value
($ in millions)	Rate	Value	years)	Rate	10%	20%	Rate	10%	20%	Rate	10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$813	6.3	11.5%	(36)	(69)	10.6%	(32)	(62)	—%	—	—
Servicing assets	Adjustable	34	3.4	24.2	(2)	(3)	11.9	(1)	(2)	—	—	—

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

The Bancorp’s derivative assets contain certain contracts in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of June 30, 2011, December 31, 2010 and June 30, 2010, the balance of collateral held by the Bancorp for derivative assets was $989 million, $903 million and $975 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of June 30, 2011, December 31, 2010 and June 30, 2010, was $30 million, $41 million and $50 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. The Bancorp’s derivative liabilities consist primarily of contracts that require collateral to be maintained in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of June 30, 2011, December 31, 2010 and June 30, 2010, the balance of collateral posted by the Bancorp for derivative liabilities was $646 million, $680 million and $903 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of June 30, 2011, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

		Fair Value
June 30, 2011 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,080	422	—
Interest rate swaps related to time deposits	—	—	—

Total fair value hedges		422	—

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	128	—
Interest rate swaps related to C&I loans	2,000	42	18
Interest rate caps related to long-term debt	1,500	1	—
Interest rate swaps related to long-term debt	250	—	9

Total cash flow hedges		171	27

Total derivatives designated as qualifying hedging instruments		593	27

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes
Interest rate contracts related to MSRs	16,452	196	31
Forward contracts related to held for sale mortgage loans	2,210	6	9
Interest rate swaps related to long-term debt	373	2	6
Foreign exchange contracts for trading purposes	1,681	2	2
Put options associated with Processing Business Sale	901	—	7
Stock warrants associated with Processing Business Sale	205	104	—
Swap associated with the sale of Visa, Inc. Class B shares	416	—	12

Total free-standing derivatives—risk management and other business purposes		310	67

Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	28,607	675	700
Interest rate lock commitments	1,729	6	2
Commodity contracts	1,939	85	78
Foreign exchange contracts	20,848	293	281
Derivative instruments related to equity linked CDs	42	2	2

Total free-standing derivatives—customer accommodation		1,061	1,063

Total derivatives not designated as qualifying hedging instruments		1,371	1,130

Total		$1,964	1,157

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

		Fair Value
December 31, 2010 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,355	442	—
Interest rate swaps related to time deposits	—	—	—

Total fair value hedges		442	—

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	153	—
Interest rate swaps related to C&I loans	3,000	8	—
Interest rate caps related to long-term debt	1,500	4	—
Interest rate swaps related to long-term debt	1,190	—	31

Total cash flow hedges		165	31

Total derivatives designated as qualifying hedging instruments		607	31

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes
Interest rate contracts related to MSRs	12,477	141	81
Forward contracts related to held for sale mortgage loans	6,389	90	14
Interest rate swaps related to long-term debt	173	3	1
Foreign exchange contracts for trading purposes	2,494	4	4
Put options associated with Processing Business Sale	769	—	8
Stock warrants associated with Processing Business Sale	175	79	—
Swap associated with the sale of Visa, Inc. Class B shares	363	—	18

Total free-standing derivatives—risk management and other business purposes		317	126

Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	26,817	701	735
Interest rate lock commitments	1,772	9	9
Commodity contracts	1,878	99	92
Foreign exchange contracts	17,998	339	319
Derivative instruments related to equity linked CDs	70	2	2

Total free-standing derivatives—customer accommodation		1,150	1,157

Total derivatives not designated as qualifying hedging instruments		1,467	1,283

Total		$2,074	1,314

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

		Fair Value
June 30, 2010 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,355	559	—
Interest rate swaps related to time deposits	296	—	1

Total fair value hedges		559	1

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	171	—
Interest rate swaps related to C&I loans	3,500	26	10
Interest rate caps related to long-term debt	2,500	13	—
Interest rate swaps related to long-term debt	907	—	20

Total cash flow hedges		210	30

Total derivatives designated as qualifying hedging instruments		769	31

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes
Interest rate contracts related to MSRs	7,557	236	7
Forward contracts related to held for sale mortgage loans	2,707	—	50
Interest rate swaps related to long-term debt	304	4	1
Foreign exchange contracts for trading purposes	6,919	37	37
Put options associated with Processing Business Sale	759	—	9
Stock warrants associated with Processing Business Sale	173	82	—
Swap associated with the sale of Visa, Inc. Class B shares	397	—	43

Total free-standing derivatives—risk management and other business purposes		359	147

Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	26,890	828	870
Interest rate lock commitments	2,416	22	1
Commodity contracts	1,203	81	72
Foreign exchange contracts	13,453	270	245
Derivative instruments related to equity linked CDs	113	2	2

Total free-standing derivatives—customer accommodation		1,203	1,190

Total derivatives not designated as qualifying hedging instruments		1,562	1,337

Total		$2,331	1,368

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate, long-term debt or time deposits to floating-rate. Decisions to convert fixed-rate debt or time deposits to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of June 30, 2011, December 31, 2010 and June 30, 2010, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the long-term debt attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging long-term debt or time deposits is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	Statements of Income Caption	2011	2010	2011	2010
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$46	220	(20)	285
Change in fair value of hedged long-term debt	Interest on long-term debt	(52)	(220)	13	(287)
Change in fair value of interest rate swaps hedging time deposits	Interest on deposits	—	2	—	5
Change in fair value of hedged time deposits	Interest on deposits	—	(2)	—	(5)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities are typically grouped and share the same risk exposure for which they are being hedged. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of June 30, 2011, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of June 30, 2011, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows related to the forecasted issuance of floating rate debt is 21 months.

Reclassified gains and losses on interest rate floors and swaps related to commercial loans are recorded within interest income while reclassified gains and losses on interest rate caps and swaps related to debt are recorded within interest expense in the Condensed Consolidated Statements of Income. As of June 30, 2011, December 31, 2010 and June 30, 2010, $68 million, $67 million and $85 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. As of June 30, 2011, $35 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. During the three and six months ended June 30, 2011 and 2010, there were no gains or losses reclassified into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur.

The following table presents the net gains (losses) recorded in the Condensed Consolidated Statements of Income and accumulated other comprehensive income in the Condensed Consolidated Statement of Changes in Shareholders’ Equity relating to derivative instruments designated as cash flow hedges.

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2011	2010	2011	2010
Amount of loss recognized in OCI	$(32)	(3)	(32)	(2)
Amount of gain reclassified from OCI into net interest income	16	18	31	29
Amount of ineffectiveness recognized in other noninterest income	—	(2)	—	1

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
		2011	2010	2011	2010
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$4	(52)	(79)	(82)
Interest rate swaps and swaptions related to MSR portfolio	Mortgage banking net revenue	129	96	102	154
Interest rate swaps related to long-term debt	Other noninterest income	3	1	4	2
Foreign exchange contracts:
Foreign exchange contracts for trading purposes	Other noninterest income	—	2	(1)	1
Equity contracts:
Warrants associated with Processing Business Sale	Other noninterest income	28	9	25	7
Put options associated with Processing Business Sale	Other noninterest income	2	1	1	1
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(4)	1	(13)	(9)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of June 30, 2011, December 31, 2010 and June 30, 2010, the total notional amount of the risk participation agreements was $723 million, $851 million and $824 million, respectively, and the fair value was a liability of $2 million at June 30, 2011 and $1 million at December 31, 2010 and June 30, 2010, which is included in interest rate contracts for customers. As of June 30, 2011, the risk participation agreements had an average life of 2.0 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table:

($ in millions)	June 30, 2011	December 31, 2010	June 30, 2010
Pass	$645	744	520
Special mention	34	37	225
Substandard	43	69	11
Doubtful	—	1	8
Loss	1	—	60

Total	$723	851	824

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
		2011	2010	2011	2010
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$7	5	15	11
Interest rate contracts for customers (credit losses)	Other noninterest expense	(10)	(5)	(12)	(7)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	3	(4)	10	(9)
Interest rate lock commitments	Mortgage banking net revenue	31	72	55	108
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	2	2	3	4
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	—	1	1
Foreign exchange contracts:
Foreign exchange contracts—customers (contract revenue)	Corporate banking revenue	15	18	31	32
Foreign exchange contracts—customers (credit portion of fair value adjustment)	Other noninterest expense	5	—	1	—

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

In the second quarter of 2011, the Bancorp redeemed $452 million of certain trust preferred securities, at par, classified as long-term debt. The trust preferred securities redeemed related to the Fifth Third Capital Trust VII, First National Bankshares Statutory Trust I and R&G Capital Trust II, LLT. As a result of these redemptions the Bancorp recorded a $6 million gain on the extinguishment within other noninterest expense in the Condensed Consolidated Statements of Income.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

	June 30,	December 31.	June 30,
($ in millions)	2011	2010	2010
Commitments to extend credit	$45,099	43,677	43,405
Letters of credit	5,096	5,516	6,212
Forward contracts to sell mortgage loans	2,210	6,389	2,707
Noncancelable lease obligations	840	869	875
Capital commitments for private equity investments	184	193	159
Purchase obligations	122	64	54
Capital expenditures	49	48	33
Capital lease obligations	19	32	42

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2011, December 31, 2010 and June 30, 2010, the Bancorp had a reserve for unfunded commitments totaling $197 million, $227 million and $254 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and, as of June 30, 2011, expire as summarized in the following table:

($ in millions)
Less than 1 year(a)	$2,079
1 - 5 years(a)	2,843
Over 5 years	174

Total	$5,096

(a)	Includes $77 and $11 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 98% of total letters of credit at June 30, 2011, compared to 99% at December 31, 2010 and June 30, 2010, and are considered guarantees in accordance with U.S. GAAP. Approximately 58% of the total standby letters of credit were fully secured as of June 30, 2011 compared to 54% at December 31, 2010 and 57% at June 30, 2010. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. At June 30, 2011, December 31, 2010 and June 30, 2010, the reserve related to these standby letters of credit was $4 million, $10 million and $6 million, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio. Risk ratings under this risk rating system are summarized in the following table:

($ in millions)	June 30, 2011	December 31, 2010	June 30, 2010
Pass	$4,605	4,944	5,504
Special mention	193	193	281
Substandard	288	360	420
Doubtful	9	17	6
Loss	1	2	1

Total	$5,096	5,516	6,212

At June 30, 2011, December 31, 2010 and June 30, 2010, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of June 30, 2011, December 31, 2010 and June 30, 2010, FTS acted as the remarketing agent to issuers on $3.2 billion, $3.4 billion and $3.1 billion, respectively, of VRDNs. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to $539 million, $563 million and $864 million in VRDNs remarketed by third parties at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. At June 30, 2011 FTS held $15 million of these VRDN’s in its portfolio and classified them as trading securities, compared to $1 million at December 31, 2010 and $48 million at June 30, 2010. In addition, at June 30, 2011, The Bancorp held an immaterial amount of VRDNs which were purchased from the market, through FTS and held in its trading securities portfolio, compared to $105 million and $121 million at December 31, 2010 and June 30, 2010, respectively. For the VRDNs remarketed by third parties, in some cases the remarketing agent has failed to remarket the securities and has instructed the indenture trustee to draw upon $11 million and $4 million of letters of credit issued by the Bancorp at December 31, 2010 and June 30, 2010 respectively. The amount of failed remarketing draws was immaterial at June 30, 2011. The Bancorp recorded these draws as commercial loans in its Condensed Consolidated Balance Sheets.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Noncancelable lease obligations and other commitments

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements. The minimum rental commitments under noncancelable lease agreements are shown in the summary of significant commitments table. The Bancorp or its subsidiaries have also entered into a limited number of agreements for work related to banking center construction and to purchase goods or services.

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $92 million at June 30, 2011, $122 million at December 31, 2010, and $176 million at June 30, 2010. As of June 30, 2011, December 31, 2010 and June 30, 2010, the Bancorp maintained a reserve of $33 million, $42 million and $58 million, respectively, related to exposures within the reinsurance portfolio. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the second quarter of 2011, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $5 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $11 million and decrease in the Bancorp’s maximum exposure of $27 million.

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

The Bancorp establishes a residential mortgage repurchase reserve related to various representations and warranties that reflects management’s estimate of losses based on a combination of factors. Such factors incorporate historical investor audit and repurchase demand rates, appeals success rates and historical loss severity. At the time of a loan sale, the Bancorp records a representation and warranty reserve at the estimated fair value of the Bancorp’s guarantee and continually updates the reserve during the life of the loan as losses in excess of the reserve become probable and reasonably estimable. The provision for the estimated fair value of the representation and warranty guarantee arising from the loan sales is recorded as an adjustment to the gain on sale, which is included in other noninterest income at the time of sale. Updates to the reserve are recorded in other noninterest expense. The majority of repurchase demands occur within the first 36 months following origination.

As of June 30, 2011, December 31, 2010 and June 30, 2010, the Bancorp maintained reserves related to these loans sold with representation and warranty provisions totaling $60 million, $85 million and $65 million, respectively. The following table summarizes activity in the reserve for representation and warranty provisions:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2011	2010	2011	2010
Balance, beginning of period	$73	66	85	37
Net additions to the reserve	6	11	14	50
Losses charged against the reserve	(19)	(12)	(39)	(22)

Balance, end of period	$60	65	60	65

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

were $875 million, $916 million and $1.0 billion at June 30, 2011, December 31, 2010 and June 30, 2010, respectively, and the delinquency rates were 8.1% at June 30, 2011, 8.7% at December 31, 2010, and 6.7% at June 30, 2010. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $20 million at June 30, 2011 and 2010 and $16 million at December 31, 2010 recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $13 million at June 30, 2011, $10 million at December 31, 2010, and $12 million at June 30, 2010. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $2.3 billion as of June 30, 2011, $2.9 billion as of December 31, 2010, and $2.8 billion at June 30, 2010.

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

As of the date of the Bancorp’s sale of Visa Class B shares and through June 30, 2011, the Bancorp has concluded that it is not probable that the Visa Covered Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap with an initial fair value of $55 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax) recognized by the Bancorp for the year ended December 31, 2009. In the second quarter of 2010, Visa funded an additional $500 million into the escrow account which resulted in further dilution in the conversion of Class B shares into

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Class A shares and required the Bancorp to make a $20 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. In the fourth quarter of 2010, Visa funded an additional $800 million into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $35 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. In the second quarter of 2011, Visa funded an additional $400 million into the litigation escrow account. Upon Visa’s funding of the litigation escrow account in the second quarter of 2011, along with additional terms of the total return swap, the Bancorp made a $19 million cash payment (which reduced the swap liability) to the swap counterparty. The fair value of the swap liability was $12 million as of June 30, 2011, compared to $18 million and $43 million at December 31, 2010 and June 30, 2010, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

13. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 12 and has also entered into with Visa, MasterCard and certain other named defendants judgment and loss sharing agreements that attempt to allocate financial responsibility to the parties thereto in the event certain settlements or judgments occur. Accordingly, prior to the sale of Class B shares during 2009, the Bancorp had recorded a litigation reserve of $243 million to account for its potential exposure in this and related litigation. Additionally, the Bancorp had also recorded its proportional share of $199 million of the Visa escrow account funded with proceeds from the Visa IPO along with several subsequent fundings. Upon the Bancorp’s sale of Visa, Inc. Class B shares during 2009, and the recognition of the total return swap that transfers conversion risk of the Class B shares back to the Bancorp, the Bancorp reversed the remaining net litigation reserve related to the Bancorp’s exposure through Visa. Additionally, the Bancorp has remaining reserves related to this litigation of $31 million, $30 million and $26 million as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively. Refer to Note 12 for further information regarding the Bancorp’s net litigation reserve and ownership interest in Visa. This antitrust litigation is still in the pre-trial phase.

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

On September 16, 2010, Edward P. Zemprelli (Zemprelli) filed a lawsuit in the Hamilton County, Ohio Court of Common Pleas. The lawsuit was a purported derivative action brought by a shareholder of the Bancorp against certain of the Bancorp’s officers and directors, and which named the Bancorp as a nominal defendant. In the lawsuit, Zemprelli brought claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against the defendant officers and directors. The alleged basis for these claims was that the defendant officers and directors attempted to disguise from the public the truth about the credit quality of the Bancorp’s loan portfolio, its capital position, and its need to raise capital. Zemprelli, on behalf of the Bancorp, brought unspecified money damages allegedly sustained by the Bancorp as a result of the defendants’ conduct, as well as injunctive relief. On August 3, 2011, the Court advised counsel that it decided to grant the motion to dismiss the complaint. An entry of dismissal is being prepared.

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

On May 16, 2011, the Bancorp caused a notice to be delivered to the trustee of Fifth Third Capital Trust VII (the “Trust”) to mandatorily redeem the 8.875% trust preferred securities of the Trust (the “Trust Preferred Securities”) at an aggregate cash redemption price of $25.18 per Trust Preferred Security. The Trust Preferred Securities were listed on the New York Stock Exchange (the “NYSE”). The NYSE was notified of the redemption on May 17, 2011 and a Current Report on Form 8-K describing the redemption notice was filed by the Company

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

with the SEC on May 18, 2011. Trading in this security was halted by the NYSE shortly after this Form 8-K was filed and did not resume until May 19, 2011. The Trust Preferred Securities traded at prices above the redemption amount during the period between the time the trustee was notified and before the Form 8-K describing the redemption was filed. The Bancorp was neither a party to nor a participant in any trading of the Trust Preferred Securities during such period or thereafter. As announced on May 25, 2011, the Bancorp is voluntarily compensating persons who purchased these Trust Preferred Securities after the redemption notice was delivered on May 16, 2011 and before trading was halted in the security on May 18, 2011. The Bancorp anticipates that the total amount of compensation payments in this matter will not exceed approximately $1.5 million. The SEC is investigating and has made requests for information, including by subpoena, concerning the circumstances and related issues surrounding the notification and disclosure process and timing thereof in connection with such redemption of the Trust Preferred Securities. The Bancorp has been cooperating with those requests. On August 1, 2011, the Bancorp received a “Wells notice” from the staff of the SEC advising the Bancorp that the staff has reached a preliminary conclusion to recommend that the Commission authorize the staff to file an enforcement action against the Bancorp relating to such matter for violation of Section 13(a) of the Securities Exchange Act of 1934 and Regulation FD. A Wells notice is not a formal allegation or finding of wrongdoing. The Wells notice provides the Bancorp with the opportunity to respond to issues raised by the staff prior to any decision on an enforcement proceeding by the SEC. The Bancorp intends to respond and explain why it believes that an enforcement action is unwarranted. There is no assurance, however, that the SEC’s staff will agree with the Bancorp’s position. The SEC’s investigation could lead to an enforcement action, which, in turn, may result in one or more of the adverse consequences discussed above.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. Income Taxes

The following table provides a summary of the Bancorp’s unrecognized tax benefits as of:

($ in millions)	June 30, 2011	December 31, 2010	June 30, 2010
Tax positions that would impact the effective tax rate, if recognized	$14	15	10
Tax positions where the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of the deduction	1	1	1

Unrecognized tax benefits	$15	16	11

Any interest and penalties incurred in connection with income taxes are accrued as a component of tax expense. At June 30, 2011, December 31, 2010 and June 30, 2010, the Bancorp had accrued interest liabilities, net of the related tax benefits, $2 million, $1 million and $2 million, respectively. No significant liabilities were recorded for penalties.

While it is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Deferred tax assets are included as a component of other assets in the Condensed Consolidated Balance Sheets. Deferred tax liabilities are included as a component of accrued taxes, interest and expenses in the Condensed Consolidated Balance Sheets. Where applicable, deferred tax assets relating to state net operating losses are presented net of specific valuation allowances. The Bancorp determined that a valuation allowance is not needed against the remaining deferred tax assets as of June 30, 2011, December 31, 2010 and June 30, 2010. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at June 30, 2011, December 31, 2010 and June 30, 2010 will ultimately be realized. The Bancorp reached this conclusion as the Bancorp has taxable income in the carryback period and it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences and its projected future taxable income.

As required under U.S. GAAP, the Bancorp established a deferred tax asset for certain stock-based awards granted to its employees. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised, the Bancorp is required to write-off the deferred tax asset previously established for these stock-based awards. As a result of the expiration of certain stock options and SARs and the lapse of restrictions on certain shares of restricted stock during the quarter ended June 30, 2011, the Bancorp recorded additional income tax expense of approximately $23 million related to the write-off of a portion of the deferred tax asset previously established. As a result of the Bancorp’s stock price as of June 30, 2011, it is reasonably possible that the Bancorp will be required to record an additional $24 million of income tax expense over the next twelve months, primarily in the second quarter of 2012. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future; therefore, it is possible that the total impact to income tax expense will be greater than or less than $24 million over the next twelve months.

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

The Bancorp did not make any cash contributions to its pension plans during the six months ended June 30, 2011 and 2010. Based on the current actuarial assumptions, the Bancorp is not required to make any cash contributions to its pension plans during the remainder of 2011. The following table summarizes the components of net periodic pension cost:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2011	2010	2011	2010
Service cost	$—	—	—	—
Interest cost	3	3	6	6
Expected return on assets	(4)	(3)	(8)	(6)
Amortization of actuarial loss	3	3	6	6
Amortization of net prior service cost	—	—	—	—
Settlement	—	—	—	—

Net periodic pension cost	$2	3	4	6

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

16. Accumulated Other Comprehensive Income

The activity of the components of other comprehensive income and accumulated other comprehensive income for the six months ended June 30, 2011 and 2010 was as follows:

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
2011
Unrealized holding gains on available-for-sale securities arising during period	$135	(47)	88
Reclassification adjustment for net gains included in net income	(17)	6	(11)

Net unrealized gains on available-for-sale securities	118	(41)	77	321	77	398

Unrealized holding gains on cash flow hedge derivatives arising during period	32	(11)	21
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(31)	11	(20)

Net unrealized gains on cash flow hedge derivatives	1	—	1	67	1	68

Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial loss	6	(2)	4

Defined benefit plans, net	6	(2)	4	(74)	4	(70)

Total	$125	(43)	82	314	82	396

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
2010
Unrealized holding gains on available-for-sale securities arising during period	$355	(125)	230
Reclassification adjustment for net gains included in net income	(23)	8	(15)

Net unrealized gains on available-for-sale securities	332	(117)	215	216	215	431

Unrealized holding losses on cash flow hedge derivatives arising during period	(2)	1	(1)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(29)	10	(19)

Net unrealized gains on cash flow hedge derivatives	(31)	11	(20)	105	(20)	85

Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial loss	6	(2)	4

Defined benefit plans, net	6	(2)	4	(80)	4	(76)

Total	$307	(108)	199	241	199	440

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

17. Capital Actions

On January 25, 2011, the Bancorp raised $1.7 billion in new common equity through the issuance of 121,428,572 shares of common stock in an underwritten offering with an initial price of $14.00 per share. On January 24, 2011, the underwriters exercised their option to purchase an additional 12,142,857 shares at the offering price of $14.00 per share. In connection with this exercise, the Bancorp entered into a forward sale agreement which resulted in a final net payment of 959,821 shares on February 4, 2011.

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

On March 18, 2011, the Bancorp announced that the Federal Reserve Board did not object to the Bancorp’s capital plan submitted under the Federal Reserve’s Comprehensive Capital Analysis and Review. Pursuant to this plan, during June of 2011 the Bancorp redeemed certain trust preferred securities, totaling $452 million, which related to the Fifth Third Capital Trust VII, First National Bankshares Statutory Trust I and R&G Capital Trust II, LLT.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

18. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	2011			2010
For the three months ended June 30,		Average	Per Share		Average	Per Share
(in millions, except per share data)	Income	Shares	Amount	Income	Shares	Amount
Earnings per share:
Net income attributable to Bancorp	$337			192
Dividends on preferred stock	9			62

Net income available to common shareholders	328			130
Less: Income allocated to participating securities	2			1

Net income allocated to common shareholders	326	915	0.36	129	791	0.16

Earnings per diluted share:
Net income available to common shareholders	328			130
Effect of dilutive securities:
Stock-based awards		4	—		5	—
Series G convertible preferred stock	9	36	(0.01)	—	—	—
Warrant related to Series F preferred stock		—	—		6	—

Net income available to common shareholders plus assumed conversions	337			130
Less: Income allocated to participating securities	2			1

Net income allocated to common shareholders plus assumed conversions	$335	955	0.35	129	802	0.16

	2011			2010
For the six months ended June 30,		Average	Per Share		Average	Per Share
(in millions, except per share data)	Income	Shares	Amount	Loss	Shares	Amount
Earnings per share:
Net income attributable to Bancorp	$602			182
Dividends on preferred stock	185			125

Net income available to common shareholders	417			57
Less: Income allocated to participating securities	2			—

Net income allocated to common shareholders	415	898	0.46	57	791	0.07

Earnings per diluted share:
Net income available to common shareholders	417			57
Effect of dilutive securities:
Stock-based awards		6	—		5	—
Warrant related to Series F preferred stock		4	—		4	—

Net income available to common shareholders plus assumed conversions	417			57
Less: Income allocated to participating securities	3			—

Net income allocated to common shareholders plus assumed conversions	$414	908	0.46	57	800	0.07

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three and six months ended June 30, 2011 excludes 30 million and 27 million, respectively, of stock appreciation rights, 8 million and 9 million, respectively, of stock options and 2 million and 1 million shares, respectively, of unvested restricted stock that had not yet been exercised. Additionally, diluted earnings per share for the six months ended June 30, 2011 excludes 36 million shares related to the Bancorp’s Series G preferred stock. The Series G preferred stock was dilutive to earnings per share for the three months ended June 30, 2011. The diluted earnings per share computation for the three and six months ended June 30, 2010 excludes 24 million and 22 million, respectively, of stock appreciation rights, 11 million and 13 million, respectively, of stock options and 2 million and 1 million shares, respectively, of unvested restricted stock that had not yet been exercised and 36 million shares related to the Bancorp’s Series G preferred stock.

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

Assets and Liabilities Measured at fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
June 30, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$206	—	—	206
U.S. Government sponsored agencies	—	2,259	—	2,259
Obligations of states and political subdivisions	—	115	—	115
Agency mortgage-backed securities	—	10,740	—	10,740
Other bonds, notes and debentures	—	1,146	—	1,146
Other securities(a)	188	7	—	195

Available-for-sale securities(a)	394	14,267	—	14,661

Trading securities:
Obligations of states and political subdivisions	—	37	1	38
Agency mortgage-backed securities	—	33	—	33
Other bonds, notes and debentures	—	11	—	11
Other securities	135	—	—	135

Trading securities	135	81	1	217

Residential mortgage loans held for sale	—	978	—	978
Residential mortgage loans(b)	—	—	59	59
Derivative assets:
Interest rate contracts	6	1,463	9	1,478
Foreign exchange contracts	—	295	—	295
Equity contracts	—	—	106	106
Commodity contracts	—	85	—	85

Derivative assets	6	1,843	115	1,964

Total assets	$535	17,169	175	17,879

Liabilities:
Derivative liabilities
Interest rate contracts	$9	762	4	775
Foreign exchange contracts	—	283	—	283
Equity contracts	—	—	21	21
Commodity contracts	—	78	—	78

Derivative liabilities	9	1,123	25	1,157

Short positions	6	6	—	12

Total liabilities	$15	1,129	25	1,169

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
December 31, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$230	—	—	230
U.S. Government sponsored agencies	—	1,645	—	1,645
Obligations of states and political subdivisions	—	172	—	172
Agency mortgage-backed securities	—	10,973	—	10,973
Other bonds, notes and debentures	—	1,342	—	1,342
Other securities(a)	180	4	—	184

Available-for-sale securities(a)	410	14,136	—	14,546

Trading securities:
U.S. Treasury and Government agencies	1	—	—	1
Obligations of states and political subdivisions	—	20	1	21
Agency mortgage-backed securities	—	8	—	8
Other bonds, notes and debentures	—	115	5	120
Other securities	47	97	—	144

Trading securities	48	240	6	294

Residential mortgage loans held for sale	—	1,892	—	1,892
Residential mortgage loans(b)	—	—	46	46
Derivative assets:
Interest rate contracts	90	1,448	13	1,551
Foreign exchange contracts	—	343	—	343
Equity contracts	—	—	81	81
Commodity contracts	—	99	—	99

Derivative assets	90	1,890	94	2,074

Total assets	$548	18,158	146	18,852

Liabilities:
Derivative liabilities
Interest rate contracts	$14	846	11	871
Foreign exchange contracts	—	323	—	323
Equity contracts	—	—	28	28
Commodity contracts	—	92	—	92

Derivative liabilities	14	1,261	39	1,314

Short positions	1	1	—	2

Total liabilities	$15	1,262	39	1,316

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
June 30, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$482	—	—	482
U.S. Government sponsored agencies	—	1,796	—	1,796
Obligations of states and political subdivisions	—	199	—	199
Agency mortgage-backed securities	—	10,647	—	10,647
Other bonds, notes and debentures	—	959	—	959
Other securities(a)	1,038	6	—	1,044

Available-for-sale securities(a)	1,520	13,607	—	15,127

Trading securities:
Obligations of states and political subdivisions	—	35	1	36
Agency mortgage-backed securities	—	9	—	9
Other bonds, notes and debentures	—	159	4	163
Other securities	42	20	—	62

Trading securities	42	223	5	270

Residential mortgage loans held for sale	—	1,747	—	1,747
Residential mortgage loans(b)	—	—	41	41
Derivative assets:
Interest rate contracts	—	1,834	25	1,859
Foreign exchange contracts	—	307	—	307
Equity contracts	—	—	84	84
Commodity contracts	—	81	—	81

Derivative assets	—	2,222	109	2,331

Total assets	$1,562	17,799	155	19,516

Liabilities:
Derivative liabilities
Interest rate contracts	$50	909	1	960
Foreign exchange contracts	—	282	—	282
Equity contracts	—	—	54	54
Commodity contracts	—	72	—	72

Derivative liabilities	50	1,263	55	1,368

Short positions	6	1	—	7

Total liabilities	$56	1,264	55	1,375

(a)	Excludes FHLB and FRB restricted stock totaling $497 and $344, respectively, at June 30, 2011, $524 and $344 at December 31, 2010, and $551 and $343, respectively, at June 30, 2010.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.

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

Non-agency mortgage-backed securities and other asset-backed securities are generally valued using an income approach based on discounted cash flows, incorporating prepayment speeds, performance of underlying collateral and specific tranche-level attributes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Trading securities classified as Level 3 consist of auction rate securities. Due to the illiquidity in the market for these

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

types of securities at June 30, 2011, December 31, 2010 and June 30, 2010, the Bancorp measured fair value using a discount rate based on the assumed holding period.

Residential mortgage loans held for sale and held for investment

For residential mortgage loans held for sale, fair value is estimated based upon mortgage-backed securities prices and spreads to those prices or, for certain ARM loans, DCF models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral and market conditions. The anticipated portfolio composition includes the effect of interest rate spreads and discount rates due to loan characteristics such as the state in which the loan was originated, the loan amount and the ARM margin. Residential mortgage loans held for sale that are valued based on mortgage backed securities prices are classified within Level 2 of the valuation hierarchy as the valuation is based on external pricing for similar instruments. ARM loans classified as held for sale are also classified within Level 2 of the valuation hierarchy due to the use of observable inputs in the DCF model. These observable inputs include interest rate spreads from agency mortgage-backed securities market rates and observable discount rates. For residential mortgage loans reclassified from held for sale to held for investment, the fair value estimation is based primarily on the underlying collateral values. Therefore, these loans are classified within Level 3 of the valuation hierarchy.

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At June 30, 2011, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of warrants and put rights associated with the sale of Vantiv, LLC (formerly known as FTPS, LLC) to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

In connection with the sale of Vantiv, LLC, the Bancorp provided Advent International with certain put options that are exercisable in the event of certain circumstances. In addition, the associated warrants allow the Bancorp to purchase an incremental 10% nonvoting interest in Vantiv, LLC under certain defined conditions involving change of control. The fair values of the warrants and put options are calculated applying Black-Scholes option valuation models using probability weighted scenarios. The assumptions utilized in the models are summarized in the following table as of:

	June 30, 2011				December 31, 2010						June 30, 2010
	Warrants			Put Options (b)	Warrants			Put Options			Warrants			Put Options
Expected term (years)	8.0	-	18.0	2.5	8.5	-	18.5	0.5	-	3.0	9.0	-	19.0	1.0	-	3.5
Expected volatility(a)	34.6	-	35.5%	35.3%	36.0	-	37.0%	25.6	-	44.6%	36.6	-	39.4%	31.5	-	44.4%
Risk free rate	2.76	-	4.13%	0.68%	3.06	-	4.18%	0.23	-	1.05%	3.03	-	3.89%	0.35	-	1.28%
Expected dividend rate			—%	—%			—%			—%			—%			—%

(a)	Based on historical and implied volatilities of comparable companies assuming similar expected terms.
(b)	A total of three scenarios have historically been used to estimate the fair value of the put options. Two of the scenarios’ terms expired as of June 30, 2011. Therefore, the assumptions for the current quarter only include one scenario.

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

The net fair value of the interest rate lock commitments at June 30, 2011 was $4 million. At June 30, 2011, immediate decreases in current interest rates of 25 bp and 50 bp would result in increases in the fair value of the interest rate lock commitments of $10 million and $18 million, respectively. Immediate increases of current interest rates of 25 bp and 50 bp would result in decreases in the fair value of the interest rate lock commitments of $11 million and $24 million, respectively, at June 30, 2011. The decrease in fair value of interest rate lock commitments at June 30, 2011 due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be less than $1 million and $1 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be less than $1 million and $1 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
For the three months ended June 30, 2011
($ in millions)
Beginning balance	$1	54	10	40	105
Total gains or losses (realized/unrealized):
Included in earnings	—	1	31	26	58
Purchases	—	—	—	—	—
Settlements	—	(1)	(36)	19	(18)
Transfers into Level 3(b)	—	5	—	—	5

Ending balance	$1	59	5	85	150

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011(c)	$—	1	4	26	31

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
For the three months ended June 30, 2010
($ in millions)
Beginning balance	$7	36	7	(1)	49
Total gains or losses (realized/unrealized):
Included in earnings	—	—	72	11	83
Purchases, sales, issuances, and settlements, net	(2)	(2)	(55)	20	(39)
Transfers into Level 3(b)	—	7	—	—	7

Ending balance	$5	41	24	30	100

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010(c)	$—	—	21	11	32

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
For the six months ended June 30, 2011
($ in millions)
Beginning balance	$6	46	2	53	107
Total gains or losses (realized/unrealized):
Included in earnings	—	1	55	13	69
Purchases	—	—	—	—	—
Sales	(5)	—	—	—	(5)
Settlements	—	(3)	(52)	19	(36)
Transfers into Level 3(b)	—	15	—	—	15

Ending balance	$1	59	5	85	150

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011(c)	$—	1	4	13	18

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residual Interests in Securitizations		Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
For the six months ended June 30, 2010
($ in millions)
Beginning balance	$174		13	26	(2)	11	222
Total gains or losses (realized/unrealized):
Included in earnings	—		3	—	108	(1)	110
Purchases, sales, issuances, and settlements, net	(174	)(d)	(11)	—	(82)	20	(247)
Transfers into Level 3(b)	—		—	15	—	—	15

Ending balance	$—		5	41	24	30	100

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010(c)	$—		(1)	1	26	(1)	25

(a)	Net interest rate derivatives include derivative assets and liabilities of $9 and $4, respectively, as of June 30, 2011 and $25 and $1, respectively, as of June 30, 2010. Net equity derivatives include derivative assets and liabilities of $106 and $21, respectively, as of June 30, 2011, and $84 and $54, respectively, as of June 30, 2010.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.
(d)	Due to a change in U.S. GAAP adopted by the Bancorp on January 1, 2010, all residual interests in securitizations were eliminated concurrent with the consolidation of the related VIEs.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2011	2010	2011	2010
Mortgage banking net revenue	$33	72	57	108
Other noninterest income	25	11	12	(1)
Securities gains (losses), net	—	—	—	3

Total	$58	83	69	110

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at June 30, 2011 and 2010 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2011	2010	2011	2010
Mortgage banking net revenue	$6	22	6	26
Corporate banking revenue	—	—	—	1
Other noninterest income	25	10	12	(1)
Securities gains (losses), net	—	—	—	(1)

Total	$31	32	18	25

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables represent those assets and liabilities that were subject to fair value adjustments during the quarters ended June 30, 2011 and 2010 and still held as of the end of the period, and the related losses from fair value adjustments on loans sold during the period as well as loans still held as of the end of the period.

	Fair Value Measurements Using			Total	Total Losses
					Three Months Ended	Six Months Ended
June 30, 2011 ($ in millions)	Level 1	Level 2	Level 3		June 30, 2011	June 30, 2011
Commercial loans held for sale(a)	$—	—	17	17	(9)	(25)
Commercial and industrial loans	—	—	115	115	(114)	(199)
Commercial mortgage loans	—	—	109	109	(22)	(53)
Commercial construction loans	—	—	35	35	(19)	(38)
MSRs	—	—	847	847	(63)	(27)
OREO property	—	—	153	153	(32)	(109)

Total	$—	—	1,276	1,276	(259)	(451)

	Fair Value Measurements Using				Total Losses
					Three Months Ended	Six Months Ended
June 30, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total	June 30, 2010	June 30, 2010
Commercial loans held for sale(a)	$—	—	26	26	(9)	(15)
Commercial and industrial loans	10	—	96	106	(125)	(261)
Commercial mortgage loans	13	—	130	143	(67)	(132)
Commercial construction loans	6	—	80	86	(55)	(108)
MSRs	—	—	646	646	(100)	(106)
OREO property	—	—	200	200	(45)	(94)

Total	$29	—	1,178	1,207	(401)	(716)

(a)	Includes commercial nonaccrual loans held for sale.

During the second quarter of 2011, the Bancorp transferred $1 million of commercial loans from the portfolio to loans held for sale that were measured at fair value. These loans were fair valued based on discounted cash flow models incorporating appraisals of the underlying collateral, as well as assumptions about investor return requirements and amounts and timing of expected cash flows, and, therefore, classified within Level 3 of the valuation hierarchy. In addition, existing loans held for sale with a fair value of $16 million were further adjusted based on discounted cash flow models incorporating appraisals of the underlying collateral, as well as assumptions about investor return requirements and amounts and timing of expected cash flows, and, therefore, classified within Level 3 of the valuation hierarchy.

During the first half of 2011 and 2010, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage and commercial construction loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table.

During the first half of 2011 and 2010, the Bancorp recognized temporary impairments in certain classes of the MSR portfolio in which the carrying value was adjusted to fair value as of June 30, 2011 and 2010. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 9 for further information on the Bancorp’s MSRs.

During the first half of 2011 and 2010, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value, less costs to sell. Such fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

Fair Value Option

The Bancorp has elected to measure certain residential mortgage loans held for sale under the fair value option as allowed under U.S. GAAP. Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

value. Residential loans with fair values of $5 million and $7 million were transferred to the Bancorp’s portfolio during the three months ended June 30, 2011 and 2010, respectively. Residential loans with fair values of $15 million were transferred to the Bancorp’s portfolio during the six months ended June 30, 2011 and 2010. The net impact related to fair value adjustments on these loans was $1 million during the three and six months ended June 30, 2011 and 2010.

Fair value changes included in earnings for instruments for which the fair value option was elected included losses of $33 million and $2 million during the three months ended June 30, 2011 and 2010, respectively. Fair value changes included in earnings for instruments for which the fair value option was elected included losses of $40 million and $27 million during the six months ended June 30, 2011 and 2010, respectively. These losses are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $4 million at June 30, 2011 and $5 million at December 31, 2010 and June 30, 2010. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Fair Value	Principal Balance	Difference
June 30, 2011
Residential mortgage loans measured at fair value	$1,037	1,002	35
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	—	—	—

December 31, 2010
Residential mortgage loans measured at fair value	$1,938	1,913	25
Past due loans of 90 days or more	5	6	(1)
Nonaccrual loans	1	1	—

June 30, 2010
Residential mortgage loans measured at fair value	$1,788	1,702	86
Past due loans of 90 days or more	6	7	(1)
Nonaccrual loans	1	1	—

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of June 30, 2011 ($ in millions)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,380	2,380
Other securities	841	841
Held-to-maturity securities	344	344
Other short-term investments	1,370	1,370
Loans held for sale	207	207
Portfolio loans and leases:
Commercial and industrial loans	27,022	28,447
Commercial mortgage loans	9,748	9,252
Commercial construction loans	1,670	1,328
Commercial leases	3,232	2,917
Residential mortgage loans(a)	9,522	8,617
Home equity	10,817	9,660
Automobile loans	11,254	11,301
Credit card	1,720	1,795
Other consumer loans and leases	439	482
Unallocated allowance for loan and lease losses	(130)	—

Total portfolio loans and leases, net(a)	75,294	73,799

Financial liabilities:
Deposits	80,598	80,770
Federal funds purchased	403	403
Other short-term borrowings	2,702	2,702
Long-term debt	10,152	10,675

(a)	Excludes $59 of residential mortgage loans measured at fair value on a recurring basis.

As of December 31, 2010 ($ in millions)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,159	2,159
Other securities	868	868
Held-to-maturity securities	353	353
Other short-term investments	1,515	1,515
Loans held for sale	324	324
Portfolio loans and leases:
Commercial and industrial loans	26,068	27,322
Commercial mortgage loans	10,248	9,513
Commercial construction loans	1,890	1,471
Commercial leases	3,267	2,934
Residential mortgage loans(a)	8,600	7,577
Home equity	11,248	9,366
Automobile loans	10,910	10,975
Credit card	1,738	1,786
Other consumer loans and leases	622	682
Unallocated allowance for loan and lease losses	(150)	—

Total portfolio loans and leases, net(a)	74,441	71,626

Financial liabilities:
Deposits	81,648	81,860
Federal funds purchased	279	279
Other short-term borrowings	1,574	1,574
Long-term debt	9,558	9,921

(a)	Excludes $46 of residential mortgage loans measured at fair value on a recurring basis.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Carrying
As of June 30, 2010 ($ in millions)	Amount	Fair Value
Financial assets:
Cash and due from banks	$2,216	2,216
Other securities	894	894
Held-to-maturity securities	354	354
Other short-term investments	4,322	4,322
Loans held for sale	403	403
Portfolio loans and leases:
Commercial and industrial loans	24,688	26,138
Commercial mortgage loans	10,681	9,901
Commercial construction loans	2,657	2,119
Commercial leases	3,166	2,882
Residential mortgage loans(a)	7,304	6,675
Home equity	11,703	9,712
Automobile loans	10,173	10,407
Credit card	1,650	1,722
Other consumer loans and leases	663	687
Unallocated allowance for loan and lease losses	(187)	—

Total portfolio loans and leases, net(a)	72,498	70,243

Financial liabilities:
Deposits	82,115	82,308
Federal funds purchased	240	240
Other short-term borrowings	1,556	1,556
Long-term debt	10,989	10,961

(a)	Excludes $41 of residential mortgage loans measured at fair value on a recurring basis.

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

	Commercial	Branch	Consumer	Investment	General
($ in millions, except per share data)	Banking	Banking	Lending	Advisors	Corporate	Eliminations		Total
Three months ended June 30, 2011
Net interest income (a)	$339	359	81	28	62	—		869
Provision for loan and lease losses	147	98	55	4	(191)	—		113

Net interest income after provision for loan and lease losses	192	261	26	24	253	—		756
Noninterest income:
Mortgage banking net revenue	—	2	160	—	—	—		162
Service charges on deposits	52	73	—	1	—	—		126
Investment advisory revenue	3	29	—	92	—	(29	)(b)	95
Corporate banking revenue	90	4	—	1	—			95
Card and processing revenue	10	86	—	1	(8)	—		89
Other noninterest income	8	19	7	—	49	—		83
Securities gains, net	—	—	—	—	6	—		6

Total noninterest income	163	213	167	95	47	(29)		656
Noninterest expense:
Salaries, wages and incentives	58	116	31	36	124	—		365
Employee benefits	10	33	8	6	22	—		79
Net occupancy expense	5	46	2	3	19	—		75
Technology and communications	3	1	1	—	43	—		48
Card and processing expense	1	28	—	—	—	—		29
Equipment expense	1	13	—	—	14	—		28
Other noninterest expense	202	156	105	59	(216)	(29)		277

Total noninterest expense	280	393	147	104	6	(29)		901

Income before income taxes	75	81	46	15	294	—		511
Applicable income tax (benefit) expense(a)	(11)	29	16	5	135	—		174

Net income	86	52	30	10	159	—		337
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—		—

Net income attributable to Bancorp	86	52	30	10	159	—		337
Dividends on preferred stock	—	—	—	—	9	—		9

Net income available to common shareholders	$86	52	30	10	150	—		328

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$43,567	46,976	22,044	6,833	(8,615)	—		110,805

(a)	Includes FTE adjustments of $5.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Commercial	Branch	Consumer	Investment	General
($ in millions, except per share data)	Banking	Banking	Lending	Advisors	Corporate	Eliminations		Total
Three months ended June 30, 2010
Net interest income (a)	$390	385	93	36	(17)	—		887
Provision for loan and lease losses	188	125	114	8	(110)	—		325

Net interest income (loss) after provision for loan and lease losses	202	260	(21)	28	93	—		562
Noninterest income:
Mortgage banking net revenue	—	3	111	—	—	—		114
Service charges on deposits	47	101	—	2	(1)	—		149
Investment advisory revenue	3	25	—	84	—	(25	)(b)	87
Corporate banking revenue	89	4	—	1	(1)	—		93
Card and processing revenue	8	79	—	—	(3)	—		84
Other noninterest income	17	17	11	—	40	—		85
Securities gains, net	—	—	—	—	8	—		8

Total noninterest income	164	229	122	87	43	(25)		620
Noninterest expense:
Salaries, wages and incentives	53	112	40	33	118	—		356
Employee benefits	9	31	8	6	19	—		73
Net occupancy expense	4	43	2	2	22	—		73
Technology and communications	3	4	—	1	37	—		45
Card and processing expense	—	30	—	—	1	—		31
Equipment expense	1	12	—	—	18	—		31
Other noninterest expense	171	165	82	58	(125)	(25)		326

Total noninterest expense	241	397	132	100	90	(25)		935

Income (loss) before income taxes	125	92	(31)	15	46	—		247
Applicable income tax (benefit) expense (a)	9	34	(13)	5	20	—		55

Net income (loss)	116	58	(18)	10	26	—		192
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—		—

Net income (loss) attributable to Bancorp	116	58	(18)	10	26	—		192
Dividends on preferred stock	—	—	—	—	62	—		62

Net income (loss) available to common shareholders	$116	58	(18)	10	(36)	—		130

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$43,008	47,861	21,738	6,451	(7,033)	—		112,025

(a)	Includes FTE adjustments of $5.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Commercial	Branch	Consumer	Investment	General
($ in millions, except per share data)	Banking	Banking	Lending	Advisors	Corporate	Eliminations		Total
Six months ended June 30, 2011
Net interest income(a)	$671	698	171	56	156	—		1,752
Provision for loan and lease losses	299	214	149	9	(390)	—		281

Net interest income after provision for loan and lease losses	372	484	22	47	546	—		1,471
Noninterest income:
Mortgage banking net revenue	—	4	259	1	—	—		264
Service charges on deposits	101	147	—	2	—	—		250
Investment advisory revenue	6	58	—	187	—	(58	)(b)	193
Corporate banking revenue	172	7	—	1	1	—		181
Card and processing revenue	19	163	—	2	(15)	—		169
Other noninterest income	40	38	17	—	69	—		164
Securities gains, net	—	—	—	—	14	—		14
Securities gains, net—non-qualifying hedges on mortgage servicing rights	—	—	5	—	—	—		5

Total noninterest income	338	417	281	193	69	(58)		1,240
Noninterest expense:
Salaries, wages and incentives	111	230	64	70	241	—		716
Employee benefits	26	68	19	15	48	—		176
Net occupancy expense	10	92	4	5	41	—		152
Technology and communications	6	2	1	1	83	—		93
Card and processing expense	2	55	—	—	1	—		58
Equipment expense	1	25	—	—	31	—		57
Other noninterest expense	397	321	208	121	(422)	(58)		567

Total noninterest expense	553	793	296	212	23	(58)		1,819

Income before income taxes	157	108	7	28	592	—		892
Applicable income tax expense (benefit) (a)	(17)	38	2	10	257	—		290

Net income	174	70	5	18	335	—		602
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—		—

Net income attributable to Bancorp	174	70	5	18	335	—		602
Dividends on preferred stock	—	—	—	—	185	—		185

Net income available to common shareholders	$174	70	5	18	150	—		417

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$43,567	46,976	22,044	6,833	(8,615)	—		110,805

(a)	Includes FTE adjustments of $9.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Commercial	Branch	Consumer	Investment	General
($ in millions, except per share data)	Banking	Banking	Lending	Advisors	Corporate	Eliminations		Total
Six months ended June 30, 2010
Net interest income (a)	$767	770	197	74	(20)	—		1,788
Provision for loan and lease losses	466	282	246	21	(100)	—		915

Net interest income (loss) after provision for loan and lease losses	301	488	(49)	53	80	—		873
Noninterest income:
Mortgage banking net revenue	—	10	255	1	—	—		266
Service charges on deposits	95	193	—	3	—	—		291
Investment advisory revenue	5	51	—	171	—	(50	)(b)	177
Corporate banking revenue	165	7	—	2	—	—		174
Card and processing revenue	16	148	—	1	(7)	—		158
Other noninterest income	45	34	20	—	61	—		160
Securities gains, net	—	—	—	—	21	—		21

Total noninterest income	326	443	275	178	75	(50)		1,247
Noninterest expense:
Salaries, wages and incentives	104	218	69	63	232	—		686
Employee benefits	22	61	15	14	47	—		159
Net occupancy expense	8	87	3	5	47	—		150
Technology and communications	6	8	1	1	74	—		90
Card and processing expense	1	54	—	—	1	—		56
Equipment expense	1	24	—	—	35	—		60
Other noninterest expense	337	322	158	114	(191)	(50)		690

Total noninterest expense	479	774	246	197	245	(50)		1,891

Income (loss) before income taxes	148	157	(20)	34	(90)	—		229
Applicable income tax expense (benefit) (a)	(19)	58	(10)	12	6	—		47

Net income (loss)	167	99	(10)	22	(96)	—		182
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—		—

Net income (loss) attributable to Bancorp	167	99	(10)	22	(96)	—		182
Dividends on preferred stock	—	—	—	—	125	—		125

Net income (loss) available to common shareholders	$167	99	(10)	22	(221)	—		57

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$43,008	47,861	21,738	6,451	(7,033)			112,025

(a)	Includes FTE adjustments of $9.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the second quarter of 2011 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 3 and Note 17 of the Notes to Condensed Consolidated Financial Statements for information regarding purchases and sales of equity securities by the Bancorp during the second quarter of 2011.

Defaults Upon Senior Securities (Item 3)

None.

(Removed and Reserved) (Item 4)

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Second Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.2	Amended Code of Regulations of Fifth Third Bancorp as of June 15, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 21, 2010.

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail*.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 5, 2011	/s/ Daniel T. Poston
Daniel T. Poston
Executive Vice President and Chief Financial Officer