Form 10-Q
period 2011-09-30
FIFTH THIRD BANCORP
filed 2011-11-09
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

There were 919,778,512 shares of the Registrant’s common stock, without par value, outstanding as of September 30, 2011.

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

ATM: Automated Teller Machine

BOLI: Bank Owned Life Insurance

bp: Basis point(s)

CDC: Fifth Third Community Development Corporation

C&I: Commercial and Industrial

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

FICO: Fair Isaac Corporation (credit rating)

FNMA: Federal National Mortgage Association

FRB: Federal Reserve Bank

FTAM: Fifth Third Asset Management, Inc.

FTE: Fully Taxable Equivalent

FTP: Funds Transfer Pricing

FTPS: Fifth Third Processing Solutions

FTS: Fifth Third Securities

GAAP: Generally Accepted Accounting Principles

GNMA: Government National Mortgage Association

GSE: Government Sponsored Enterprise

IFRS: International Financial Reporting Standards

IPO: Initial Public Offering

IRC: Internal Revenue Code

IRS: Internal Revenue Service

LIBOR: London InterBank Offered Rate

LTV: Loan-to-Value

MD&A: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSR: Mortgage Servicing Right

NII: Net Interest Income

NM: Not Meaningful

OCI: Other Comprehensive Income

OREO: Other Real Estate Owned

OTTI: Other-Than-Temporary Impairment

PMI: Private Mortgage Insurance

SEC: United States Securities and Exchange Commission

SCAP: Supervisory Capital Assessment Program

TARP: Troubled Asset Relief Program

TBA: To Be Announced

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

TABLE 1: Selected Financial Data

	For the three months			For the nine months
	ended September 30,			ended September 30,
($ in millions, except per share data)	2011	2010	% Change	2011	2010	% Change
Income Statement Data
Net interest income(a)	$902	916	(2)	$2,655	2,703	(2)
Noninterest income	665	827	(20)	1,905	2,074	(8)
Total revenue(a)	1,567	1,743	(10)	4,560	4,777	(5)
Provision for loan and lease losses	87	457	(81)	368	1,372	(73)
Noninterest expense	946	979	(3)	2,765	2,869	(4)
Net income attributable to Bancorp	381	238	60	983	420	134
Net income available to common shareholders	373	175	112	789	233	239

Common Share Data
Earnings per share, basic	$0.41	0.22	86	$0.87	0.29	200
Earnings per share, diluted	0.40	0.22	82	0.86	0.29	197
Cash dividends per common share	0.08	0.01	700	0.20	0.03	567
Book value per share	13.73	12.86	7	13.73	12.86	7
Market value per share	10.10	12.03	(16)	10.10	12.03	(16)

Financial Ratios (%)
Return on assets	1.34	0.84	60	1.18	0.50	136
Return on average common equity	11.9	6.8	75	8.8	3.1	184
Return on average tangible common equity(b)	14.9	9.4	59	11.3	4.5	151
Average equity as a percent of average assets	11.33	12.38	(8)	11.41	12.12	(6)
Tangible common equity(b)	8.63	6.70	29	8.63	6.70	29
Net interest margin(a)	3.65	3.70	(1)	3.66	3.63	1
Efficiency(a)	60.4	56.2	7	60.6	60.1	1

Credit Quality
Net losses charged off	$262	956	(73)	$933	1,972	(52)
Net losses charged off as a percent of average loans and leases	1.32	4.95	(73)	1.60	3.41	(53)
ALLL as a percent of loans and leases	3.08	4.20	(27)	3.08	4.20	(27)
Allowance for credit losses as a percent of loans and leases(c)	3.32	4.51	(26)	3.32	4.51	(26)
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned(d)	2.44	2.72	(10)	2.44	2.72	(10)

Average Balances
Loans and leases, including held for sale	$80,013	78,854	1	$79,517	79,262	—
Total securities and other short-term investments	18,142	19,309	(6)	17,545	20,248	(13)
Total assets	113,295	111,854	1	111,789	112,628	(1)
Transaction deposits(e)	72,214	64,941	11	71,302	64,887	10
Core deposits(f)	78,222	75,202	4	78,000	76,099	2
Wholesale funding(g)	17,932	19,236	(7)	16,936	19,473	(13)
Bancorp shareholders’ equity	12,841	13,852	(7)	12,752	13,646	(7)

Regulatory Capital Ratios (%)
Tier I capital	11.96	13.85	(14)	11.96	13.85	(14)
Total risk-based capital	16.25	18.28	(11)	16.25	18.28	(11)
Tier I leverage	11.08	12.54	(12)	11.08	12.54	(12)
Tier I common equity(b)	9.33	7.34	27	9.33	7.34	27

(a)	Amounts presented on an FTE basis. The FTE adjustment for the three months ended September 30, 2011 and 2010 was $4 and for the nine months ended September 30, 2011 and 2010 was $14 and $13, respectively.
(b)	The return on average tangible common equity, tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of the MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, short-term borrowings and long-term debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2011, the Bancorp had $115 billion in assets, operated 15 affiliates with 1,314 full-service Banking Centers, including 103 Bank Mart® locations open seven days a week inside select grocery stores, and 2,437 Jeanie® ATMs in 12 states throughout the Midwestern and Southeastern regions of the United States. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has a 49% interest in Vantiv, LLC, formerly Fifth Third Processing Solutions, LLC.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended September 30, 2011, net interest income, on an FTE basis, and noninterest income provided 58% and 42% of total revenue, respectively. The Bancorp derives the majority of its revenues within the United States from customers domiciled in the United States. Revenue from foreign countries and external customers domiciled in foreign countries is immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Legislative Developments

On July 21, 2010, the Dodd-Frank Act was signed into law. This act implements changes to the financial services industry and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The legislation establishes a Bureau of Consumer Financial Protection responsible for implementing and enforcing compliance with consumer financial laws, changes the methodology for determining deposit insurance assessments, gives the Federal Reserve the ability to regulate and limit interchange rates charged to merchants for the use of debit cards, enacts new limitations on proprietary trading, broadens the scope of derivative instruments subject to regulation, requires on-going stress tests and the submission of annual capital plans for certain organizations and requires changes to regulatory capital ratios . This act also calls for federal regulatory agencies to conduct multiple studies over the next several years in order to implement its provisions. While the total impact of this legislation on Fifth Third is not currently known, the impact is expected to be substantial and may have an adverse impact on Fifth Third’s financial performance and growth opportunities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Earnings Summary

The Bancorp’s net income available to common shareholders for the third quarter of 2011 was $373 million, net of $8 million in preferred stock dividends or, $0.40 per diluted share. For the third quarter of 2010, the Bancorp’s net income available to common shareholders was $175 million, net of $63 million in preferred stock dividends, or $0.22 per diluted share. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2011 was $789 million, net of $194 million in preferred stock dividends, or $0.86 per diluted share. The preferred stock dividends for the nine months ended September 30, 2011 included $153 million in discount accretion resulting from the Bancorp’s repurchase of Series F preferred stock. For the nine months ended September 30, 2010, the Bancorp’s net income available to common shareholders was $233 million, net of $187 million in preferred stock dividends, or $0.29 per diluted share.

Net interest income (FTE) decreased two percent in the third quarter of 2011 to $902 million, compared to $916 million in the same period last year. The decrease from the third quarter of 2010 was primarily due to a 37 bp decrease in the average yield on loans and leases from the third quarter of 2010 partially offset by a 27 bp decrease in the average rate paid on interest-bearing liabilities primarily driven by a continued mix shift from higher cost term deposits to lower cost core deposits, coupled with a three percent decrease in average interest-bearing liabilities. Net interest income (FTE) was $2.7 billion for the nine months ended September 30, 2011 and 2010. Net interest income for the nine months ended September 30, 2011 compared to the same period in the prior year was impacted by a 20 bp decrease in average yield on average interest earning assets and a $2.4 billion decrease in average interest bearing assets offset by 26 bp decrease in the average rate paid on interest bearing liabilities and a $3.9 billion decrease in average interest bearing liabilities. Net interest margin was 3.65% and 3.66% for the three and nine months ended September 30, 2011, respectively, compared to 3.70% and 3.63% for the same periods in the prior year.

Noninterest income decreased 20% to $665 million in the third quarter of 2011 compared to the same period last year. Noninterest income decreased eight percent to $1.9 billion for the nine months ended September 30, 2011 compared to the same period in the prior year. The decrease from both periods in the prior year was primarily the result of $152 million litigation settlement related to one of the Bancorp’s BOLI policies during the third quarter of 2010. Additionally, mortgage banking net revenue decreased $54 million from the third quarter of 2010 and $56 million from the nine months ended September 30, 2010 due to a decrease in origination fees and gains on loan sales.

Noninterest expense decreased three percent to $946 million in the third quarter of 2011 and decreased four percent to $2.8 billion for the nine months ended September 30, 2011 compared to the same periods in the prior year. The decrease from the third quarter of 2010 and the nine months ended September 30, 2010 was primarily due to a decrease of $25 million and $58 million, respectively, in the provision for representation and warranty claims related to residential mortgage loans sold to third parties; a decrease of $26 million and $21 million, respectively, in professional services fees primarily driven by the litigation settlement related to the previously mentioned settlement of one of the Bancorp’s BOLI policies during the third quarter of 2010 and a decrease of $5 million and $38 million, respectively, in FDIC insurance and other taxes. Partially offsetting this activity was $27 million of expenses associated with the termination of two cash flow hedging transactions during the third quarter of 2011.

Credit Summary

The Bancorp does not originate subprime mortgage loans, does not hold credit default swaps and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. Throughout 2010 and into 2011, the Bancorp continued to be affected by high unemployment rates, weakened housing markets, particularly in the upper Midwest and Florida, and a challenging credit environment. Credit trends, however, continued to show signs of moderation and, as a result, the provision for loan and lease losses decreased 81% to $87 million and 73% to $368 million for the three and nine months ended September 30, 2011 compared to $457 million and $1.4 billion, respectively, for the same periods in 2010. In addition, net charge-offs as a percent of average loans and leases decreased to 1.32% during the third quarter of 2011 compared to 4.95% during the third quarter of 2010 and decreased to 1.60% for the nine months ended September 30, 2011 compared to 3.41% for the same period in the prior year. At September 30, 2011, nonperforming assets as a percent of loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 2.44%, compared to 2.79% at December 31, 2010 and 2.72% at September 30, 2010. For further discussion on credit quality, see the Credit Risk Management section.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System. As of September 30, 2011, the Tier I capital ratio was 11.96%, the Tier I leverage ratio was 11.08% and the total risk-based capital ratio was 16.25%. For additional information on the Bancorp’s capital ratios, see the Capital Management section.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

NON-GAAP FINANCIAL MEASURES

The Bancorp considers various measures when evaluating capital utilization and adequacy, including the return on average tangible common equity ratio, tangible equity ratio, tangible common equity ratio and Tier I common equity ratio, in addition to capital ratios defined by banking regulators. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Because U.S. GAAP does not include capital ratio measures, the Bancorp believes there are no comparable U.S. GAAP financial measures to these ratios. These ratios are not formally defined by U.S. GAAP or codified in the federal banking regulations and, therefore, are considered to be a non-GAAP financial measure. Since analysts and banking regulators may assess the Bancorp’s capital adequacy using these ratios, the Bancorp believes they are useful to provide investors the ability to assess its capital adequacy on the same basis.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles non-GAAP financial measures to U.S. GAAP as of or for the three months ended:

TABLE 2: Non-GAAP Financial Measures

	September 30, 2011	December 31, 2010	September 30, 2010
As of ($ in millions)
Net income available to common shareholders (U.S. GAAP)	$373	270	175
Add: Intangible amortization, net of tax	3	7	7

Tangible net income available to common shareholders	376	277	182
Tangible net income available to common shareholders (annualized) (1)	1,492	1,099	722

Average Bancorp shareholders’ equity (U.S. GAAP)	12,841	14,007	13,852
Less: Average preferred stock	(398)	(3,648)	(3,637)
Average goodwill	(2,417)	(2,417)	(2,417)
Average intangible assets	(47)	(67)	(78)

Average tangible common equity (2)	9,979	7,875	7,720

Total Bancorp shareholders’ equity (U.S. GAAP)	$13,029	14,051	13,884
Less: Preferred stock	(398)	(3,654)	(3,642)
Goodwill	(2,417)	(2,417)	(2,417)
Intangible assets	(45)	(62)	(72)

Tangible common equity, including unrealized gains / losses	10,169	7,918	7,753
Less: Accumulated other comprehensive income	(542)	(314)	(432)

Tangible common equity, excluding unrealized gains / losses (3)	9,627	7,604	7,321
Add: Preferred stock	398	3,654	3,642

Tangible equity (4)	10,025	11,258	10,963

Total assets (U.S. GAAP)	$114,905	111,007	112,322
Less: Goodwill	(2,417)	(2,417)	(2,417)
Intangible assets	(45)	(62)	(72)
Accumulated other comprehensive income, before tax	(834)	(483)	(665)

Tangible assets, excluding unrealized gains / losses (5)	$111,609	108,045	109,168

Total Bancorp shareholders’ equity (U.S. GAAP)	$13,029	14,051	13,884
Less: Goodwill and certain other intangibles	(2,514)	(2,546)	(2,525)
Accumulated other comprehensive income	(542)	(314)	(432)
Add: Qualifying trust preferred securities	2,273	2,763	2,763
Other	20	11	8

Tier I capital	12,266	13,965	13,698
Less: Preferred stock	(398)	(3,654)	(3,642)
Qualifying trust preferred securities	(2,273)	(2,763)	(2,763)
Qualified noncontrolling interest in consolidated subsidiaries	(30)	(30)	(30)

Tier I common equity (6)	$9,565	7,518	7,263

Risk-weighted assets (7) (a)	$102,562	100,561	98,904

Ratios:
Return on average tangible common equity (1) / (2)	14.95%	13.95	9.35
Tangible equity (4) / (5)	8.98%	10.42	10.04
Tangible common equity (3) / (5)	8.63%	7.04	6.70
Tier I common equity (6) / (7)	9.33%	7.48	7.34

(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in the Bancorp’s total risk-weighted assets.

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

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. These accounting policies are discussed in detail in Management’s Discussion and Analysis - Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010. No material changes have been made to the valuation techniques or models during the nine months ended September 30, 2011.

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

Tables 3 and 4 present the components of net interest income, net interest margin and net interest rate spread for the three and nine months ended September 30, 2011 and 2010. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income was $902 million for the third quarter of 2011, a decrease of $14 million from the third quarter of 2010. Net interest income was $2.7 billion for the nine months ended September 30, 2011 a decrease of $48 million from the nine months ended September 30, 2010. Included within net interest income are amounts related to the accretion of discounts on acquired loans and deposits, primarily as a result of the second quarter 2008 acquisition of First Charter Corporation, which increased net interest income $9 million and $32 million during the three and nine months ended September 30, 2011, respectively, compared to $14 million and $52 million during the three and nine months ended September 30, 2010, respectively. The original purchase accounting discount reflected the high discount rate in the market at the time of the acquisition; the total loan discounts are being accreted into net interest income over the remaining period to maturity of the loans acquired. Based upon the remaining period to maturity, and excluding the impact of prepayments, the Bancorp anticipates recognizing approximately $5 million in additional net interest income during the remainder of 2011 as a result of the amortization and accretion of premiums and discounts on acquired loans and deposits. Exclusive of the impact of these items, net interest income decreased $9 million compared to the third quarter of 2010 and $28 million from the nine months ended September 30, 2010.

For the three and nine months ended September 30, 2011, net interest income was adversely impacted by lower yields on both the commercial and consumer loan portfolios partially offset by an increase in average consumer loans and a decrease in interest expense compared to the three and nine months ended September 30, 2010, respectively. Yields on the commercial and consumer loan portfolio have decreased throughout 2011 as the result of low interest rates during the year. Average consumer loans increased primarily as the result of increases in average residential mortgage loans and automobile loans partially offset by a decrease in home equity loans compared to the three and nine months ended September 30, 2010. The decreases in interest expense was primarily the result of a $2.6 billion and $3.9 billion decrease in average interest bearing liabilities from the three and nine months ended September 30, 2010, respectively, coupled with a continued mix shift to lower cost core deposits as well as the benefit of lower rates offered on savings account balances and other time deposits. The decrease in average interest bearing liabilities was the result of migration from certificates of deposit into demand accounts due to low interest rates during 2011. For the three months ended September 30, 2011, the net interest rate spread decreased to 3.42% from 3.44% primarily due to a 29 bp decrease on the yields on average total assets partially offset by a 27 bp decrease on the rates for average interest bearing liabilities. For the nine months ended September 30, 2011, the net interest rate spread increased to 3.41% from 3.35% primarily due to a 26 bp decrease in rates on interest bearing liabilities partially offset by a 20 bp decrease in yield on average interest earnings assets.

Net interest margin decreased to 3.65% for the third quarter of 2011 from 3.70% for the third quarter of 2010. Net interest margin increased to 3.66% for the nine months ended September 30, 2011 compared to 3.63% for the nine months ended September 30, 2010. Net interest margin was impacted by the amortization and accretion of premiums and discounts on acquired loans and deposits that resulted in a increases of 3 bp and 4 bp during the three and nine months ended September 30, 2011, respectively, compared to a 5 bp and 6 bp increase during the three and nine months ended September 30, 2010, respectively. Exclusive of these amounts, net interest margin decreased 3 bp for the third quarter of 2011 and increased 5 bp for the nine months ended September 30, 2011 compared to the same periods in the prior year. The decrease from the third quarter of 2010 was primarily the result of the previously mentioned decrease on the yield of average total loans and leases partially offset by the mix shift to lower cost core deposits and an increase in free funding balances. The increase from the nine months ended September 30, 2010 was primarily the result of the mix shift to lower cost core deposits during 2011, an increase in free funding balances and a decrease in average interest earnings assets partially offset by the previously mentioned decrease on the yield of average loans and leases.

Total average interest-earning assets for the third quarter of 2011 were relatively flat compared to the third quarter of 2010 as a $1.2 billion decrease in other short-term investments was offset by a $1.2 billion increase in average loans and leases. Total average interest-earning assets decreased two percent for the nine months ended September 30, 2011 compared to the same period in the prior year primarily as the result of a 13% decrease in the average investment portfolio and a two percent decrease in average commercial loans; partially offset by a three percent increase in average consumer loans.

Interest income from loans and leases decreased $62 million, or six percent, compared to the third quarter of 2010 and $169 million, or six percent, compared to the nine months ended September 30, 2010. The decrease from the third quarter of 2010 and nine months ended September 30, 2010 was primarily the result of a 37 bp and 30 bp decrease, respectively, in average loan yields partially offset by increases

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

of nine percent and seven percent, respectively, in commercial and industrial loans and a three percent increase in average consumer loans compared to both periods. Yields across much of the loan and lease portfolio decreased as the result of lower interest rates on newly originated loans and a decline in interest rates on automobile loans due to increased competition. Exclusive of the amortization and accretion of premiums and discounts on acquired loans, interest income from loans and leases decreased $57 million and $149 million compared to the three and nine months ended September 30, 2010, respectively. Interest income from investment securities and short-term investments decreased $9 million, or five percent, compared to the third quarter of 2010 and $55 million, or 11%, compared to the nine months ended September 30, 2010. The decrease from the third quarter of 2010 was primarily due to an 18 bp decrease in the yield on taxable securities and a six percent decrease in the average balance of investment securities. The decrease from the nine months ended September 30, 2010 was primarily due to a six percent decrease in the average balance of taxable securities and a 16 bp decrease in the yield on those securities.

Average core deposits increased $3.0 billion, or four percent, compared to the third quarter of 2010 and increased $1.9 billion, or two percent, compared to the nine months ended September 30, 2010. The increase from both periods was primarily due to an increase in average demand deposits and average savings deposits partially offset by a decrease in average time deposits; the third quarter of 2011 also had an increase in average interest checking deposits compared to the third quarter of 2010. The cost of average core deposits decreased to 33 bp and 39 bp for the three and nine months ended September 30, 2011, respectively, from 59 bp and 66 bp from the same respective periods in the prior year. This decrease was primarily the result of a mix shift to lower cost core deposits combined with a 23 bp and 24 bp decrease in rates on average savings deposits and a 30 bp and 35 bp decrease in rates on average time deposits compared to the three and nine months ended September 30, 2010, respectively.

Interest expense on wholesale funding for the third quarter of 2011 decreased $12 million, or 12%, compared to the third quarter of 2010, primarily as a result of a $1.3 billion decrease in the average balance and an 11 bp decrease in the rate. During the nine months ended September 30, 2011, interest expense on wholesale funding decreased $31 million, or 10%, compared to the nine months ended September 30, 2010 primarily as the result of a $2.5 billion decrease in the average balance partially offset by a 9 bp increase in rate. Refer to the Borrowings section of MD&A for additional information on the Bancorp’s change in average long-term debt. During the three and nine months ended September 30, 2011, wholesale funding represented 25% and 23%, respectively, of interest-bearing liabilities compared to 26% during the three and nine months ended September 30, 2010. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the three months ended	September 30, 2011			September 30, 2010			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield Rate	Average Balance	Revenue/ Cost	Average Yield Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$28,824	$312	4.29%	$26,348	$319	4.81%	$29	(36)	(7)
Commercial mortgage	10,140	101	3.94	11,462	115	3.97	(13)	(1)	(14)
Commercial construction	1,777	14	3.02	2,955	23	3.06	(9)	—	(9)
Commercial leases	3,300	32	3.87	3,257	35	4.34	1	(4)	(3)

Subtotal – commercial	44,041	459	4.13	44,022	492	4.44	8	(41)	(33)
Residential mortgage loans	11,224	126	4.47	9,897	120	4.81	15	(9)	6
Home equity	10,985	108	3.89	11,897	120	3.99	(9)	(3)	(12)
Automobile loans	11,445	131	4.52	10,517	151	5.71	14	(34)	(20)
Credit card	1,864	45	9.49	1,838	50	10.70	1	(6)	(5)
Other consumer loans/leases	454	34	30.76	683	32	18.59	(14)	16	2

Subtotal – consumer	35,972	444	4.90	34,832	473	5.38	7	(36)	(29)

Total loans and leases	80,013	903	4.48	78,854	965	4.85	15	(77)	(62)
Securities:
Taxable	15,790	154	3.88	15,580	159	4.06	2	(7)	(5)
Exempt from income taxes(b)	64	1	5.84	273	3	4.05	(3)	1	(2)
Other short-term investments	2,288	1	0.25	3,456	3	0.36	(1)	(1)	(2)

Total interest-earning assets	98,155	1,059	4.28	98,163	1,130	4.57	13	(84)	(71)
Cash and due from banks	2,362			2,283
Other assets	15,381			15,088
Allowance for loan and lease losses	(2,603)			(3,680)

Total assets	$113,295			$111,854

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$18,322	$12	0.25%	$17,142	$12	0.29%	$1	(1)	—
Savings	21,747	14	0.25	19,905	24	0.48	2	(12)	(10)
Money market	5,213	4	0.27	4,940	5	0.39	—	(1)	(1)
Foreign office deposits	3,255	2	0.26	3,592	3	0.38	—	(1)	(1)
Other time deposits	6,008	34	2.27	10,261	67	2.57	(26)	(7)	(33)
Certificates - $100,000 and over	3,376	18	2.09	6,096	30	1.95	(14)	2	(12)
Other deposits	7	—	0.03	4	—	0.09	—	—	—
Federal funds purchased	376	—	0.10	302	—	0.17	—	—	—
Other short-term borrowings	4,033	1	0.10	1,880	1	0.21	1	(1)	—
Long-term debt	10,136	72	2.85	10,954	72	2.61	(6)	6	—

Total interest-bearing liabilities	72,473	157	0.86	75,076	214	1.13	(42)	(15)	(57)
Demand deposits	23,677			19,362
Other liabilities	4,275			3,544

Total liabilities	100,425			97,982
Total equity	12,870			13,872

Total liabilities and equity	$113,295			$111,854

Net interest income		$902			$916		$55	(69)	(14)
Net interest margin			3.65%			3.70%
Net interest rate spread			3.42			3.44
Interest-bearing liabilities to interest-earning assets			73.83			76.48

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table are $4 for the three months ended September 30, 2011 and 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 4: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the nine months ended	September 30, 2011			September 30, 2010			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield Rate	Average Balance	Revenue/ Cost	Average Yield Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$28,071	$916	4.36%	$26,276	$928	4.72%	$61	(73)	(12)
Commercial mortgage	10,480	315	4.02	11,689	358	4.09	(37)	(6)	(43)
Commercial construction	1,936	44	3.06	3,328	76	3.04	(32)	—	(32)
Commercial leases	3,337	101	4.04	3,353	112	4.46	(1)	(10)	(11)

Subtotal – commercial	43,824	1,376	4.20	44,646	1,474	4.41	(9)	(89)	(98)
Residential mortgage loans	10,873	371	4.56	9,590	352	4.92	45	(26)	19
Home equity	11,167	327	3.92	12,111	363	4.01	(27)	(9)	(36)
Automobile loans	11,236	404	4.80	10,292	460	5.98	40	(96)	(56)
Credit card	1,850	137	9.94	1,879	152	10.79	(2)	(13)	(15)
Other consumer loans/leases	567	98	23.01	744	81	14.54	(22)	39	17

Subtotal – consumer	35,693	1,337	5.01	34,616	1,408	5.44	34	(105)	(71)

Total loans and leases	79,517	2,713	4.56	79,262	2,882	4.86	25	(194)	(169)
Securities:
Taxable	15,356	452	3.94	16,285	500	4.10	(29)	(19)	(48)
Exempt from income taxes(b)	119	5	5.41	333	10	3.82	(7)	2	(5)
Other short-term investments	2,070	4	0.25	3,630	6	0.25	(2)	—	(2)

Total interest-earning assets	97,062	3,174	4.37	99,510	3,398	4.57	(13)	(211)	(224)
Cash and due from banks	2,329			2,231
Other assets	15,194			14,636
Allowance for loan and lease losses	(2,796)			(3,749)

Total assets	$111,789			$112,628

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$18,520	$37	0.27%	$18,433	$40	0.29%	$—	(3)	(3)
Savings	21,631	54	0.34	19,279	84	0.58	8	(38)	(30)
Money market	5,120	11	0.29	4,748	15	0.42	1	(5)	(4)
Foreign office deposits	3,546	8	0.29	3,228	9	0.36	1	(2)	(1)
Other time deposits	6,698	118	2.35	11,212	225	2.68	(82)	(25)	(107)
Certificates - $100,000 and over	3,849	59	2.04	6,496	101	2.08	(40)	(2)	(42)
Other deposits	3	—	0.03	6	—	0.06	—	—	—
Federal funds purchased	344	—	0.12	262	—	0.16	—	—	—
Other short-term borrowings	2,434	2	0.14	1,604	3	0.22	1	(2)	(1)
Long-term debt	10,304	230	2.98	11,105	218	2.63	(16)	28	12

Total interest-bearing liabilities	72,449	519	0.96	76,373	695	1.22	(127)	(49)	(176)
Demand deposits	22,485			19,199
Other liabilities	4,074			3,404

Total liabilities	99,008			98,976
Total equity	12,781			13,652

Total liabilities and equity	$111,789			$112,628

Net interest income		$2,655			$2,703		$114	(162)	(48)
Net interest margin			3.66%			3.63%
Net interest rate spread			3.41			3.35
Interest-bearing liabilities to interest-earning assets			74.64			76.75

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table are $14 for the nine months ended September 30, 2011 and $13 for the nine months ended September 30, 2010.

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

The provision for loan and lease losses was $87 million and $368 million for the three and nine months ended September 30, 2011, respectively, compared to $457 million and $1.4 billion during the comparable periods in 2010. The decrease in provision expense compared to the same prior year periods was due to decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases, and improvement in underlying loss trends. As of September 30, 2011, the ALLL as a percent of loans and leases decreased to 3.08%, from 4.20% at September 30, 2010.

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

Noninterest Income

Noninterest income decreased $162 million, or 20%, for the third quarter of 2011 compared to the third quarter of 2010 and decreased $169 million, or eight percent, for the nine months ended September 30, 2011 compared to the same period in the prior year. The components of noninterest income for the three and nine months ended September 30, 2011 and 2010 are as follows:

TABLE 5: Noninterest Income

	For the three months			For the nine months
	ended September 30,		Percent	ended September 30,		Percent
($ in millions)	2011	2010	Change	2011	2010	Change
Mortgage banking net revenue	$178	232	(23)	$442	498	(11)
Service charges on deposits	134	143	(6)	384	435	(12)
Investment advisory revenue	92	90	2	285	267	7
Corporate banking revenue	87	86	1	268	260	3
Card and processing revenue	78	77	2	248	235	6
Other noninterest income	64	195	(67)	226	354	(36)
Securities gains, net	26	4	550	40	25	60
Securities gains, net, non-qualifying hedges on mortgage servicing rights	6	—	NM	12	—	NM

Total noninterest income	$665	827	(20)	$1,905	2,074	(8)

NM: Not meaningful

Mortgage banking net revenue decreased $54 million during the third quarter of 2011 compared to third quarter of 2010 and decreased $56 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The components of mortgage banking net revenue are as follows:

TABLE 6: Components of Mortgage Banking Net Revenue

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Origination fees and gains on loan sales	$119	173	$245	332
Net servicing revenue:
Servicing fees	59	56	175	163
Servicing rights amortization	(34)	(43)	(88)	(91)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	34	46	110	94

Net servicing revenue	59	59	197	166

Mortgage banking net revenue	$178	232	$442	498

Origination fees and gains on loan sales decreased $54 million and $87 million for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. The decrease from both periods in the prior year was primarily the result of a 21% and 34% decrease in margins on sold residential mortgage loans due to a decrease in interest rates and a 20% and nine percent decrease in residential mortgage loan originations compared to the three and nine months ended September 30, 2010, respectively. Residential mortgage loan originations decreased to $4.5 billion during the third quarter of 2011 compared to $5.6 billion during the third quarter of 2010 and decreased to $11.6 billion during the nine months ended September 30, 2011 from $12.8 billion during the nine months

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

ended September 30, 2010. The decrease in originations from both periods is primarily due to a decrease in refinancing activity as many customers have taken advantage of the low interest rate environment in prior periods.

Net servicing revenue is comprised of gross servicing fees and related servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments. Net servicing revenue was flat for the third quarter of 2011 compared to the third quarter of 2010 as an increase in servicing fees and a decrease in servicing rights amortization was offset by a decrease in net valuation adjustments. Net servicing revenue increased $31 million for the nine months ended September 30, 2011 compared to the same period in 2010 driven primarily by an increase in servicing fees and an increase in net valuation adjustments. Servicing fees increased $3 million from third quarter of 2010 and $12 million from the nine months ended September 30, 2010 as a result of an increase in the size of the Bancorp’s servicing portfolio. The Bancorp’s total residential loans serviced as of September 30, 2011, December 31, 2010, and September 30, 2010 was $68.4 billion, $63.2 billion, and $62.4 billion, respectively, with $56.5 billion, $54.2 billion, and $52.4 billion, respectively, of residential mortgage loans serviced for others. The net valuation adjustment of $34 million during the third quarter of 2011 included $235 million in gains from derivatives economically hedging the MSRs partially offset by $201 million in temporary impairment on the MSR portfolio. The net valuation adjustment of $110 million for the nine months ended September 30, 2011 included $338 million in gains from derivatives economically hedging the MSR portfolio partially offset by $228 million of temporary impairment on the MSR portfolio. The gain in the net valuation adjustment is reflective of refinancing activity in recent years that has contributed to prepayments being less sensitive to lower mortgage rates due to customers taking advantage of lower rates in those earlier periods as well as the impact of tighter underwriting standards. Additionally, the net MSR/hedge position has benefited from the positive carry of the hedge and the widening spread between mortgage and swap rates.

Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of MSRs can be found in Note 10 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation on the MSR portfolio. See Note 11 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio.

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net gains on sales of these securities were $6 million and $12 million for the three and nine months ended September 30, 2011. There were no sales of securities related to the Bancorp’s non-qualifying hedging strategy during the three and nine months ended September 30, 2010.

Service charges on deposits decreased $9 million and $51 million for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. Consumer deposit revenue decreased $10 million and $55 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in the prior year primarily due to the impact of Regulation E and new overdraft policies that resulted in a decrease in overdraft occurrences. Regulation E became effective on July 1, 2010 for new accounts and August 15, 2010 for existing accounts. Regulation E is a FRB rule that prohibits financial institutions from charging consumers fees for paying overdrafts on ATMs and one-time debit card transactions unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Commercial deposit revenue increased $1 million and $4 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in the prior year. The increase from both periods in the prior year was primarily due to an increase in commercial account relationships and a decrease in earnings credits paid on customer balances as the result of a decrease in the crediting rate applied to balances. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services. Earnings credits are based on the customer’s average balance in qualifying deposits multiplied by the crediting rate. Qualifying deposits include demand deposits and interest-bearing checking accounts. The Bancorp has a standard crediting rate that is adjusted as necessary based on the competitive market conditions and changes in short-term interest rates.

Investment advisory revenue increased $2 million and $18 million for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. The increases from both periods in the prior year were primarily due to improved market performance and sales force expansion that resulted in increased brokerage activity; the nine months ended September 30, 2011 also benefited from an increase in assets under care. As of September 30, 2011, the Bancorp had approximately $273 billion in total assets under care and managed $23 billion in assets for individuals, corporations and not-for-profit organizations.

Corporate banking revenue was relatively flat for the third quarter of 2011 compared to the third quarter of 2010 and increased $8 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase compared to the nine months ended September 30, 2010 was primarily the result of increases in business lending fees, derivative sales, lease remarketing fees and syndication fees partially offset by decreases in institutional sales and international income.

Card and processing revenue for the third quarter of 2011 was relatively flat compared to the third quarter of 2010 and increased $13 million for the nine months ended September 30, 2011 compared to nine months ended September 30, 2010. Both comparative periods benefitted from an increase in revenue as the result of an increase in transaction volumes on debit and credit cards. This benefit was partially offset by an increase in costs associated with an increase in the redemption of points for cash based rewards.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The major components of other noninterest income are as follows:

TABLE 7: Components of Other Noninterest Income

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Operating lease income	$14	15	$44	46
Cardholder fees	11	8	29	27
BOLI income	9	165	30	188
Consumer loan and lease fees	8	9	23	24
Banking center income	7	6	21	16
Insurance income	7	10	20	26
TSA revenue	3	13	19	38
Net gain (loss) on loan sales	3	(1)	28	30
Net loss on sale of OREO	(21)	(29)	(49)	(59)
Other	23	(1)	61	18

Total other noninterest income	$64	195	$226	354

Other noninterest income decreased $131 million in the third quarter of 2011 compared to the third quarter of 2010 and decreased $128 million, for the nine months ended September 30, 2011 compared to the same period in the prior year. The decrease compared to both periods was primarily due to a $152 million litigation settlement related to one of the Bancorp’s BOLI policies in the third quarter of 2010. Excluding the impact of the litigation settlement, other noninterest income increased $21 million in the third quarter of 2011 and $24 million for the nine months ended September 30, 2011 compared to the same periods in the prior year. The increase from the third quarter in the prior year was primarily due to a $24 million increase in the “other” caption partially offset by a $10 million decrease in TSA revenue. The increase in the “other” caption included: a $10 million increase in equity method income from the Bancorp’s ownership interest in Vantiv, LLC; a $10 million increase in the valuation of warrants and put options issued as part of the Processing Business sale in 2009; a $9 million increase from venture capital investments partially offset by a $12 million increase in losses on the swap associated with the sale of Visa, Inc. Class B shares. The increase from the nine months ended September 30, 2010 was primarily due to a $43 million increase in the “other” caption partially offset by a $19 million decrease in revenue from TSA revenue. The increase in the “other” caption included: a $31 million increase in the previously mentioned valuation of warrants and put options, a $14 million increase from venture capital investments and a $14 million increase in equity method income from the Bancorp’s ownership interest in Vantiv, LLC partially offset by a $16 million increase in losses recognized on the swap associated with the sale of Visa, Inc. Class B shares.

As part of the Processing Business Sale in 2009, the Bancorp entered into a TSA. Servicing agreements with Vantiv, LLC resulted in the Bancorp recognizing approximately $3 million and $19 million in revenue during the three and nine months ended September 30, 2011, respectively, that were offset with expense from the servicing agreements recorded in noninterest expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expense

Total noninterest expense decreased $33 million, or three percent for the third quarter of 2011 compared to the third quarter of 2010 and decreased $104 million, or four percent, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease from both periods in the prior year was primarily due to a decrease in other noninterest expense partially offset by an increase in card and processing expense. For the nine months ended September 30, 2011 this decrease was partially offset by an increase in total personnel costs. The major components of noninterest expense are detailed in the following table:

TABLE 8: Noninterest Expense

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
($ in millions)	2011	2010		2011	2010
Salaries, wages and incentives	$369	360	3	$1,085	1,046	4
Employee benefits	70	82	(15)	246	241	2
Net occupancy expense	75	72	3	226	222	2
Technology and communications	48	48	—	140	138	2
Card and processing expense	34	26	33	92	82	12
Equipment expense	28	30	(6)	85	91	(6)
Other noninterest expense	322	361	(11)	891	1,049	(15)

Total noninterest expense	$946	979	(3)	$2,765	2,869	(4)

Total personnel costs (salaries, wages and incentives plus employee benefits) were relatively flat for the third quarter of 2011 compared to the third quarter of 2010 and increased three percent for the nine months ended September 30, 2011, compared to the same period last year due to an increase in base and incentive compensation driven by investments in the sales force beginning in mid-2010. Full time equivalent employees totalled 21,172 at September 30, 2011 compared to 20,667 at September 30, 2010.

Card and processing expense increased $8 million and $10 million from the third quarter of 2010 and nine months ended September 30, 2010, respectively. The increase from both periods in the prior year was primarily the result of growth in debit and credit card transaction volumes and an increase in debit and credit card reward redemptions.

The major components of other noninterest expense are as follows:

TABLE 9: Components of Other Noninterest Expense

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2011	2010	2011	2010
FDIC insurance and other taxes	$50	55	$152	190
Loan and lease	49	57	143	152
Losses and adjustments	38	66	89	160
Marketing	32	27	85	75
Affordable housing investments impairment	16	25	66	72
Travel	13	14	39	38
Professional service fees	12	38	39	60
Postal and courier	12	12	37	36
Operating lease	10	9	31	31
OREO	7	9	25	23
Recruitment and education	7	8	22	23
Insurance	6	6	18	31
Intangible asset amortization	5	10	18	33
Provision for unfunded commitments and letters of credit	(10)	(23)	(40)	(20)
Other	75	48	167	145

Total other noninterest expense	$322	361	$891	1,049

Total other noninterest expense decreased $39 million and $158 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods in the prior year. The decrease from both periods in the prior year was primarily due to decreases in the provision for representation and warranty claims, recorded in losses and adjustments; professional service fees and FDIC insurance and other taxes partially offset by expenses recorded in the “other” caption associated with the termination of two cash flow hedging transactions during the third quarter of 2011.

The provision for representation and warranty claims decreased $25 million and $58 million for the three and nine months ended September 30, 2011 compared to the same periods in the prior year primarily due to a decrease in demand requests during 2011. The decrease in professional service fees of $26 million and $21 million for the three and nine months ended September 30, 2011 compared to the same periods in the prior year was primarily the result of legal expenses incurred from the litigation settlement related to one of the Bancorp’s BOLI policies during the third quarter of 2010. FDIC insurance and other taxes decreased $5 million and $38 million, respectively, for the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

three and nine months ended September 30, 2011 compared to the same periods in the prior year due primarily to the FDIC’s implementation of amended regulations that revised the Federal Deposit Insurance Act effective April 1, 2011. The amended regulations modified the definition of an institution’s deposit insurance assessment base from domestic deposits to quarterly average total assets less quarterly average tangible equity as well as modified the assessment rate calculation; additionally, the nine months ended September 30, 2010 included expenses due to the Bancorp’s participation in the FDIC’s TLGP transaction account guarantee program, which was exited during the first quarter of 2010. During the third quarter of 2011 the Bancorp incurred approximately $27 million of expenses on two cash flow hedge transactions that were terminated during the quarter. See Note 11 of the Notes to Condensed Consolidated Financial Statements for more information on the Bancorp’s hedging activity.

The provision for unfunded commitments and letters of credit was a benefit of $10 million and $40 million for the three and nine months ended September 30, 2011, respectively, and a benefit of $23 million and $20 million for the three and nine months ended September 30, 2010, respectively. The benefit recorded in each period reflects lower estimates of inherent losses resulting from a decrease in delinquent loans as credit trends showed signs of moderation during 2011.

TSA related expenses decreased to approximately $3 million and $19 million, respectively, for the three and nine months ended September 30, 2011 compared to $13 million and $38 million in the same periods in the prior year due to Vantiv’s transition to their own supporting systems.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 60.4% and 60.6% for the three and nine months ended September 30, 2011 compared to 56.2% and 60.1% for the three and nine months ended September 30, 2010, respectively.

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 10: Applicable Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Income before income taxes	$530	303	1,413	523
Applicable income tax expense	149	65	429	103
Effective tax rate	27.9%	21.5%	30.3%	19.7%

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income, tax-advantaged investments and general business tax credits, partially offset by the effect of certain nondeductible expenses. The tax credits are associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC, and the Qualified Zone Academy Bond program established under Section 1397E of the IRC. The increase in the effective tax rate for the three and nine months ended September 30, 2011 from the three and nine months ended September 30, 2010 was primarily due to higher actual and forecasted pre-tax income in 2011. The effective tax rate for the nine months ended September 30, 2010 included a $24 million tax benefit resulting from the settlement of certain uncertain tax positions with the IRS during the first quarter of 2010.

Deductibility of Executive Compensation

Certain sections of the IRC limit the deductibility of compensation paid to or earned by certain executive officers of a public company. This has historically limited the deductibility of certain executive compensation to $1 million per executive officer, and the Bancorp’s compensation philosophy has been to position pay to ensure deductibility. However, both the amount of the executive compensation that is deductible for certain executive officers and the allowable compensation vehicles changed as a result of the Bancorp’s participation in TARP. In particular, the Bancorp was not permitted to deduct compensation earned by certain executive officers in excess of $500,000 per executive officer as a result of the Bancorp’s participation in TARP. Therefore, a portion of the compensation earned by certain executive officers was not deductible by the Bancorp for the period in which the Bancorp participated in TARP. Subsequent to ending its participation in TARP, certain limitations on the deductibility of executive compensation will continue to apply to some forms of compensation earned while under TARP. The Bancorp’s Compensation Committee determined that the underlying executive compensation programs are appropriate and necessary to attract, retain and motivate senior executives, and that failing to meet these objectives creates more risk for the Bancorp and its value than the financial impact of losing the tax deduction. For the year ended 2010, the total tax impact for non-deductible compensation was $6 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its loans and leases based upon the primary purpose of the loan. Table 11 summarizes end of period loans and leases, including loans held for sale and Table 12 summarizes average total loans and leases, including loans held for sale.

TABLE 11: Components of Total Loans and Leases (includes held for sale)

	September 30, 2011		December 31, 2010		September 30, 2010
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$29,324	36	$27,275	34	$26,502	34
Commercial mortgage loans	10,435	13	10,992	14	11,333	14
Commercial construction loans	1,239	2	2,111	3	2,500	3
Commercial leases	3,368	4	3,378	4	3,304	4

Subtotal – commercial	44,366	55	43,756	55	43,639	55

Consumer:
Residential mortgage loans	11,878	15	10,857	14	9,989	13
Home equity	10,920	13	11,513	14	11,774	15
Automobile loans	11,593	14	10,983	14	10,738	14
Credit card	1,878	2	1,896	2	1,832	2
Other consumer loans and leases	421	1	702	1	770	1

Subtotal – consumer	36,690	45	35,951	45	35,103	45

Total loans and leases	$81,056	100	$79,707	100	$78,742	100

Total portfolio loans and leases (excludes loans held for sale)	$79,216		$77,491		$76,009

Total loans and leases, including loans held for sale, increased $1.3 billion, or two percent, from December 31, 2010, and increased $2.3 billion, or three percent, from September 30, 2010. The increase in total loans and leases from December 31, 2010 was the result of a $610 million increase in commercial loans and a $739 million increase in consumer loans. The increase in total loans and leases from September 30, 2010 was the result of a $727 million increase in commercial loans and a $1.6 billion increase in consumer loans.

Total commercial loans and leases increased $610 million, or one percent, from December 31, 2010. The increase in commercial loans and leases was primarily due to an increase in commercial and industrial loans partially offset by decreases in commercial mortgage loans and commercial construction loans. Commercial and industrial loans increased $2.0 billion, or eight percent, driven by an increase in new loan origination activity. Commercial mortgage loans decreased $557 million, or five percent, and commercial construction loans decreased $872 million, or 41% from December 31, 2010 as the Bancorp experienced continued run-off in these loan categories. The decrease is primarily due to management’s decision to suspend new homebuilder and developer lending in 2007 and non-owner occupied real estate lending in 2008 combined with reduced customer demand for owner-occupied commercial mortgage loans.

Total commercial loans and leases increased $727 million, or two percent, compared to September 30, 2010. The increase in commercial loans and leases was primarily due to an increase in commercial and industrial loans partially offset by a decrease in commercial mortgage loans and commercial construction loans. Commercial and industrial loans increased $2.8 billion, or 11%, compared to September 30, 2010, driven by an increase in new loan origination activity, partially offset by an $845 million decrease in loans originally issued to Vantiv, LLC, in conjunction with the Processing Business Sale. Vantiv, LLC, refinanced the original loan balance of $1.25 billion into a larger syndicated structure in connection with an acquisition in the fourth quarter of 2010. Commercial mortgage loans decreased $898 million, or eight percent, compared to September 30, 2010, due to continued tighter underwriting standards on commercial real estate loans implemented in an effort to limit exposure to commercial real estate. Commercial construction loans decreased $1.3 billion, or 50%, compared to September 30, 2010, primarily due to management’s strategy to suspend new lending on commercial non-owner occupied real estate beginning in 2008.

Total consumer loans and leases increased $739 million, or two percent, from December 31, 2010 primarily due to an increase in residential mortgage loans and automobile loans partially offset by a decrease in home equity loans and other consumer loans and leases. Residential mortgage loans increased $1.0 billion, or nine percent, compared to December 31, 2010, primarily due to management’s decision in the third quarter of 2010 to retain certain shorter term residential mortgage loans originated through the Bancorp’s retail branches. Automobile loans increased $610 million, or six percent, compared to December 31, 2010, due to strong loan origination volumes through consistent and competitive pricing, enhanced customer service with our dealership network and disciplined sales execution. Home equity loans decreased $593 million, or five percent, due to tighter underwriting standards implemented in prior quarters and decreased customer demand. Other consumer loans and leases, primarily made up of automobile leases as well as student loans designated as held for sale, decreased $281 million, or 40%, compared to December 31, 2010 due to a decline in new originations driven by tighter underwriting standards implemented in prior quarters. Credit card loans remained relatively flat from December 31, 2010.

Total consumer loans and leases increased $1.6 billion, or five percent, compared to September 30, 2010 primarily due to increases in residential mortgage loans and automobile loans, partially offset by decreases in home equity loans and other consumer loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Residential mortgage loans increased $1.9 billion, or 19%, from September 30, 2010, primarily due to management’s decision in the third quarter of 2010 to retain certain shorter term residential mortgage loans originated through the Bancorp’s retail branches. Automobile loans increased $855 million, or eight percent, from September 30, 2010, due to the previously mentioned strategic focus on increasing automobile lending during 2010 and throughout 2011. Home equity loans decreased $854 million, or seven percent, compared to September 30, 2010 as a result of tighter underwriting standards and decreased customer demand. Other consumer loans and leases decreased $349 million, or 45%, compared to September 30, 2010 due to a decline in new originations driven by tighter underwriting standards.

TABLE 12: Components of Average Total Loans and Leases (includes held for sale)

	September 30, 2011		December 31, 2010		September 30, 2010
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$28,824	36	$26,509	34	$26,348	33
Commercial mortgage loans	10,140	13	11,276	14	11,462	15
Commercial construction loans	1,777	2	2,289	3	2,955	4
Commercial leases	3,300	4	3,314	4	3,257	4

Subtotal – commercial	44,041	55	43,388	55	44,022	56

Consumer:
Residential mortgage loans	11,224	14	10,693	13	9,897	13
Home equity	10,985	14	11,655	15	11,897	15
Automobile loans	11,445	14	10,825	14	10,517	13
Credit card	1,864	2	1,844	2	1,838	2
Other consumer loans and leases	454	1	743	1	683	1

Subtotal – consumer	35,972	45	35,760	45	34,832	44

Total average loans and leases	$80,013	100	$79,148	100	$78,854	100

Total portfolio loans and leases (excludes loans held for sale)	$78,620		$76,236		$76,617

Average total commercial loans and leases increased $653 million, or two percent, compared to December 31, 2010 and remained flat compared to September 30, 2010. The increase in average total commercial loans and leases from December 31, 2010 was driven by an increase in commercial and industrial loans, partially offset by a decrease in commercial mortgage loans and commercial construction loans. Commercial and industrial loans increased $2.3 billion, or nine percent, commercial mortgage loans decreased $1.1 billion, or 10%, and commercial construction loans decreased $512 million, or 22% due to the reasons previously discussed.

Average total consumer loans and leases were relatively flat compared to December 31, 2010 and increased $1.1 billion, or three percent, compared to September 30, 2010. The increase in average total consumer loans and leases from September 30, 2010 was driven by increases in average residential mortgage loans and average automobile loans, partially offset by decreases in average home equity loans and average other consumer loans and leases. Average residential mortgage loans increased $1.3 billion, or 13%, average automobile loan balances increased $928 million, or nine percent, average home equity loans decreased $912 million, or eight percent, and average other consumer loans and leases decreased $229 million, or 34%, from September 30, 2010 due to the reasons previously discussed.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of September 30, 2011, total investment securities were $16.8 billion, compared to $16.1 billion at December 31, 2010 and $16.6 billion at September 30, 2010.

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

For all periods presented, the Bancorp’s investment portfolio consisted primarily of AAA-rated agency mortgage-backed securities, and did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio. Additionally, there was approximately $136 million of securities classified as below investment grade as of September 30, 2011, compared to $137 million as of December 31, 2010 and $140 million as of September 30, 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 13: Components of Investment Securities

($ in millions)	September 30, 2011	December 31, 2010	September 30, 2010
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and Government agencies	$201	225	300
U.S. Government sponsored agencies	1,808	1,564	1,691
Obligations of states and political subdivisions	101	170	191
Agency mortgage-backed securities	10,413	10,570	10,878
Other bonds, notes and debentures	1,567	1,338	995
Other securities	1,337	1,052	1,253

Total available-for-sale and other securities	$15,427	14,919	15,308

Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$335	348	349
Other bonds, notes and debentures	2	5	5

Total held-to-maturity	$337	353	354

Trading: (fair value)
Variable rate demand notes	$2	106	114
Other securities	187	188	206

Total trading	$189	294	320

Available-for-sale securities on an amortized basis increased $508 million, or three percent, from December 31, 2010 due to an increase in U.S. Government sponsored agencies, other bonds, notes and debentures, and other securities partially offset by a decrease in agency mortgage-backed securities. Available-for-sale securities increased $119 million, or one percent, from September 30, 2010 due to an increase in other bonds, notes and debentures and U.S. Government sponsored agencies partially offset by a decrease in agency mortgage backed securities.

At September 30, 2011 and 2010, available-for-sale securities were 16% of total interest-earning assets compared to 15% at December 31, 2010. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 3.6 years at September 30, 2011, compared to 4.4 years at December 31, 2010 and 3.4 years at September 30, 2010. In addition, at September 30, 2011, the fixed-rate securities within the available-for-sale securities portfolio had a weighted-average yield of 4.05%, compared to 4.24% at December 31, 2010 and 4.32% at September 30, 2010.

Information presented in Table 14 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Market rates declined slightly in the third quarter of 2011 from the third and fourth quarter’s of 2010, resulting in an increase in net unrealized gains on agency mortgage-backed securities to $604 million at September 30, 2011, compared to $403 million in December 31, 2010 and $469 million at September 30, 2010. Total net unrealized gains on the available-for-sale securities portfolio were $800 million at September 30, 2011, compared to $495 million at December 31, 2010 and $667 million at September 30, 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 14: Characteristics of Available-for-Sale and Other Securities

As of September 30, 2011 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$200	201	0.5	0.25%
Average life 5 – 10 years	1	1	7.4	1.51

Total	201	202	0.5	0.26
U.S. Government sponsored agencies:
Average life of one year or less	50	51	1.0	1.54
Average life 1 – 5 years	715	767	4.2	3.03
Average life 5 – 10 years	1,043	1,172	5.5	3.91

Total	1,808	1,990	4.8	3.50
Obligations of states and political subdivisions:(a)
Average life of one year or less	11	12	0.2	7.41
Average life 1 – 5 years	53	53	3.4	0.14
Average life 5 – 10 years	26	28	8.6	6.01
Average life greater than 10 years	11	12	10.7	5.02

Total	101	105	5.2	2.99
Agency mortgage-backed securities:
Average life of one year or less	418	430	0.6	4.83
Average life 1 – 5 years	9,608	10,168	3.4	4.33
Average life 5 – 10 years	387	419	7.3	4.03

Total	10,413	11,017	3.5	4.34
Other bonds, notes and debentures:(b)
Average life of one year or less	219	224	0.5	5.11
Average life 1 – 5 years	1,011	1,011	3.3	2.90
Average life 5 – 10 years	311	315	6.2	3.18
Average life greater than 10 years	26	23	16.4	4.84

Total	1,567	1,573	3.7	3.30
Other securities(c)	1,337	1,340

Total available-for-sale and other securities	$15,427	16,227	3.6	4.05%

(a)	Taxable-equivalent yield adjustments included in the above table are 2.56%, 0.05%, 2.08%, 1.74% and 1.05% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.
(b)	Other bonds, notes, and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(c)	Other securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

Trading securities decreased $105 million, or 36%, compared to December 31, 2010 and decreased $131 million, or 41%, compared to September 30, 2010. The decreases from December 31, 2010 and September 30, 2010 were driven by the sale of VRDNs during the first quarter of 2011, which were held by the Bancorp in its trading securities portfolio. These securities were purchased from the market through FTS who was also the remarketing agent. Rates on these securities declined in 2010 and, as a result, the Bancorp continued to sell the VRDNs, replacing them with higher-yielding agency mortgage-backed securities classified as available-for-sale. For more information on VRDNs, see Note 13 of the Notes to Condensed Consolidated Financial Statements.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp is continuing to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 69%, 70% and 68% of the Bancorp’s asset funding base at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 15: Deposits

	September 30, 2011		December 31, 2010		September 30, 2010
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$24,547	30	21,413	26	20,109	25
Interest checking	18,616	23	18,560	23	17,225	21
Savings	21,673	26	20,903	26	20,260	25
Money market	5,448	7	5,035	6	5,064	6
Foreign office	3,139	3	3,721	5	3,807	5

Transaction deposits	73,423	89	69,632	86	66,465	82
Other time	5,439	7	7,728	9	9,379	12

Core deposits	78,862	96	77,360	95	75,844	94
Certificates - $100,000 and over	3,092	4	4,287	5	5,515	6
Other	93	—	1	—	3	—

Total deposits	$82,047	100	81,648	100	81,362	100

Core deposits increased $1.5 billion, or two percent, compared to December 31, 2010, driven by an increase in transaction deposits, partially offset by a decrease in other time deposits. Transaction deposits increased $3.8 billion, or five percent, driven by increases in demand deposits and saving deposits. Demand deposits increased $3.1 billion, or 15%, from December 31, 2010 due to an increase in new accounts, growth from maturing certificate of deposits, and commercial customers opting to hold money in demand deposit accounts rather than investing excess cash given current market conditions. Saving deposits increased $770 million, or four percent, from December 31, 2010 primarily due to growth from maturing certificate of deposits and the relationship savings program which offers customers double-interest bonus payments every month when an active checking account is held. Other time deposits decreased $2.3 billion, or 30%, compared to December 31, 2010, primarily as a result of continued runoff of CDs due to the low interest rate environment as customers have opted to maintain balances in more liquid transaction accounts.

Core deposits increased $3.0 billion, or four percent, compared to September 30, 2010, driven by an increase in transaction deposits partially offset by a decrease in other time deposits. Transaction deposits increased $7.0 billion, or 10%, driven by increases in demand deposits, saving deposits, and interest checking deposits. Demand deposits increased $4.4 billion, or 22%, from September 30, 2010 due to an increase in new accounts and growth from maturing certificate of deposits. Saving deposits increased $1.4 billion, or seven percent, primarily due to growth from the relationship savings program, an increase in new accounts in the Bancorp’s growth markets due to competitive interest rates, and growth due to maturing certificate of deposit accounts. Interest checking accounts increased $1.4 billion, or eight percent, from September 30, 2010 primarily due to an increase in new accounts and growth due to maturing certificate of deposit accounts. The increase in transaction deposits was offset by a decrease of $3.9 billion, or 42%, in other time deposits, as customers maintained their balances in more liquid accounts as interest rates remained near historical lows.

Included in core deposits are foreign office deposits, which are primarily Eurodollar sweep accounts from the Bancorp’s commercial customers. These accounts bear interest rates at slightly higher than money market accounts and unlike repurchase agreements the Bancorp does not have to pledge collateral. Foreign office deposits decreased $582 million, or 16%, from December 31, 2010 and $668 million, or 18%, from September 30, 2010 due to a reduction in sweep activity to foreign office deposits.

The Bancorp uses certificates of deposit $100,000 and over, as a method to fund earning asset growth. At September 30, 2011, certificates $100,000 and over decreased $1.2 billion, or 28%, compared to December 31, 2010, and decreased $2.4 billion, or 44%, compared to September 30, 2010, due to continued runoff from the low rate environment.

The following table presents average deposits for the three months ending September 30, 2011, December 31, 2010, and September 30, 2010.

TABLE 16: Average Deposits

	September 30, 2011		December 31, 2010		September 30, 2010
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$23,677	29	21,066	26	19,362	24
Interest checking	18,322	23	17,578	22	17,142	21
Savings	21,747	27	20,602	25	19,905	25
Money market	5,213	6	4,985	6	4,940	6
Foreign office	3,255	4	3,733	5	3,592	4

Transaction deposits	72,214	89	67,964	84	64,941	80
Other time	6,008	7	8,490	10	10,261	13

Core deposits	78,222	96	76,454	94	75,202	93
Certificates - $100,000 and over	3,376	4	4,858	6	6,096	7
Other	7	—	9	—	4	—

Total average deposits	$81,605	100	81,321	100	81,302	100

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On an average basis, core deposits increased $1.8 billion, or two percent, compared to December 31, 2010 and increased $3.0 billion, or four percent, compared to September 30, 2010 due to the migration of certificates of deposits greater than $100K into transaction accounts, due to the impact of historically low rates and excess customer liquidity.

Borrowings

Total borrowings increased approximately $3.7 billion, or 33%, from December 31, 2010 and increased $2.0 billion, or 15%, compared to September 30, 2010. The increase in total borrowings from December 31, 2010 and September 30, 2010 was primarily due to an increase in other short-term borrowings, the increase from September 30, 2010 was partially offset by a decrease in long-term debt. As of September 30, 2011, total borrowings as a percentage of interest-bearing liabilities was 21% compared to 16% at December 31, 2010 and 18% at September 30, 2010.

TABLE 17: Borrowings

($ in millions)	September 30, 2011	December 31, 2010	September 30, 2010
Federal funds purchased	$427	279	368
Other short-term borrowings	4,894	1,574	1,775
Long-term debt	9,800	9,558	10,953

Total borrowings	$15,121	11,411	13,096

Short-term borrowings include securities sold under repurchase agreements which are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold plus accrued interest. Other short-term borrowings increased $3.3 billion, or 211%, from December 31, 2010 driven by an increase of $2.9 billion in short-term FHLB borrowings. Long-term debt increased $242 million, or three percent from December 31, 2010 due to the issuance of $1.0 billion in senior notes during the first quarter of 2011 and a $375 million increase in structured repurchase agreements partially offset by the redemption of $492 million of certain trust preferred securities during the first nine months of 2011, and the redemption of a $500 million long-term FHLB advance during the third quarter of 2011.

Other short-term borrowings increased $3.1 billion, or 176%, from September 30, 2010 driven by the previously mentioned increase in FHLB borrowings. Long-term debt decreased $1.2 billion, or 11%, compared to September 30, 2010 due to the $1.0 billion repayment of long-term debt during the fourth quarter of 2010 and the previously mentioned issuances and redemptions above.

The following table presents average borrowings for the three months ending September 30, 2011, December 31, 2010, and September 30, 2010.

TABLE 18: Average Borrowings

($ in millions)	September 30, 2011	December 31, 2010	September 30, 2010
Federal funds purchased	$376	376	302
Other short-term borrowings	4,033	1,728	1,880
Long-term debt	10,136	10,298	10,954

Total average borrowings	$14,545	12,402	13,136

Average total borrowings increased $2.1 billion, or 17%, compared to December 31, 2010, primarily due to the previously mentioned $2.9 billion increase in short-term borrowings. Average total borrowings increased $1.4 billion, or 11%, compared to September 30, 2010 due to the previously mentioned increase in other short-term borrowings, partially offset by a decline in long term debt.

Information on the average rates paid on borrowings is discussed in the net interest income section of the MD&A. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Additional detailed financial information on each business segment is included in Note 21 of the Notes to Condensed Consolidated Financial Statements.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and liabilities. The credit rate provided for DDA’s is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, LIBOR or swap rate. The credit rates for DDA’s were reset January 1, 2011 to reflect the current market rates. These rates were significantly lower than those in place during the first nine months of 2010, thus net interest income for deposit providing businesses was negatively impacted during the first nine months of 2011.
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

TABLE 19: Business Segment Results

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Commercial Banking	$128	(145)	$302	23
Branch Banking	57	39	128	139
Consumer Lending	41	(27)	46	(37)
Investment Advisors	—	7	18	29
General Corporate & Other	155	364	490	266

Net income	381	238	984	420
Less: Net income attributable to noncontrolling interest	—	—	1	—

Net income attributable to Bancorp	381	238	983	420
Dividends on preferred stock	8	63	194	187

Net income available to common shareholders	$373	175	$789	233

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commercial Banking

Commercial Banking offers credit intermediation, cash management and financial services to large and middle-market businesses and government and professional customers. In addition to the traditional lending and depository offerings, Commercial Banking products and services include global cash management, foreign exchange and international trade finance, derivatives and capital markets services, asset-based lending, real estate finance, public finance, commercial leasing and syndicated finance. The following table contains selected financial data for the Commercial Banking segment.

TABLE 20: Commercial Banking

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Income Statement Data
Net interest income (FTE)(a)	$345	389	$1,015	1,156
Provision for loan and lease losses	104	559	402	1,025
Noninterest income:
Corporate banking revenue	82	81	254	248
Service charges on deposits	53	50	154	145
Other noninterest income	24	8	89	72
Noninterest expense:
Salaries, incentives and benefits	69	59	205	185
Other noninterest expense	193	187	610	540

Income (loss) before taxes	138	(277)	295	(129)
Applicable income tax expense (benefit)(b)	10	(132)	(7)	(152)

Net income (loss)	$128	(145)	$302	23

Average Balance Sheet Data
Commercial loans	$38,304	38,057	$38,126	38,565
Demand deposits	13,319	10,550	12,460	10,628
Interest checking	7,477	7,458	7,911	8,700
Savings and money market	2,804	2,967	2,815	2,812
Certificates over $100,000	1,509	3,094	1,789	3,107
Foreign office deposits	1,246	2,252	1,674	1,929

(a)	Includes FTE adjustments of $4 for the three months ended September 30, 2011 and 2010 and $12 and $10 for the nine months ended September 30, 2011 and 2010, respectively.
(b)	Applicable income tax expense (benefit) for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Net income was $128 million for the three months ended September 30, 2011, compared to a net loss of $145 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, net income was $302 million compared to $23 million for the same period of the prior year. The increases in net income were driven by a decrease in the provision for loan and lease losses and an increase in noninterest income, partially offset by lower net interest income and higher noninterest expense.

Net interest income decreased $44 million and $141 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods of the prior year. The decreases in net interest income were primarily driven by declines in the FTP credits for DDA accounts and decreases in interest income. The decreases in interest income were driven primarily by declines in yields of 29 bp and 15 bp, respectively, on average loans.

Provision for loan and lease losses decreased $455 million and $623 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods of the prior year as a result of improved credit trends across all commercial loan types. Net charge-offs as a percent of average loans and leases decreased to 108 bp for the three months ended September 30, 2011 compared to 584 bp for the same period of the prior year and decreased to 142 bp for the nine months ended September 30, 2011 compared to 357 bp for the same period of the prior year, largely due to net charge-offs on commercial loans moved to held for sale during the third quarter of 2010.

Noninterest income increased $20 million compared to the third quarter of 2010, primarily due to an increase in other noninterest income due to an increase in gains on the sale of OREO of $7 million and a $9 million increase in venture capital gains. For the nine months ended September 30, 2011, noninterest income increased $32 million compared to the same period of the prior year due to increases in corporate banking revenue, service charges on deposits, and other noninterest income. The increase in corporate banking revenue of $6 million was primarily driven by increased business lending fees, partially offset by decreases in international income and institutional sales. The increase in service charges on deposits of $9 million was primarily driven by a decrease in earnings credits paid on customer balances. The increase in other noninterest income is primarily due to a $14 million increase in venture capital gains.

Noninterest expense increased $16 million and $90 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods of the prior year as a result of increases in salaries, incentives and benefits and FDIC insurance expense, which is recorded in other noninterest expense. The increases in salaries, incentives and benefits of $10 million and $20 million, respectively, for the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

three and nine months ended September 30, 2011 compared to the same periods of the prior year was the result of increased incentive compensation due to higher corporate banking net revenue, as well as additions to the sales force. FDIC insurance expense increased $4 million and $10 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods of the prior year due to a change in the methodology in determining FDIC insurance premiums to one based on total assets as opposed to the previous method that was based on domestic deposits.

Average commercial loans increased $247 million and decreased $439 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods of the prior year. Average commercial mortgage loans decreased $1.2 billion and $1.1 billion, respectively, for the three and nine months ended September 30, 2011 compared to the same periods of the prior year as a result of tighter underwriting standards implemented in prior quarters in an effort to limit exposure to commercial real estate. Average commercial construction loans decreased $1.1 billion and $1.3 billion, respectively, for the three and nine months ended September 30, 2011 compared to the same periods of the prior year, due to runoff as management suspended new lending on non-owner occupied real estate in 2008. The decreases in average commercial mortgage and construction loans were offset by growth in average commercial and industrial loans, which increased $2.7 billion and $2.1 billion, respectively, for the three and nine months ended September 30, 2011 compared to the same periods in the prior year as a result of an increase in new loan origination activity.

Average core deposits increased $1.6 billion and $780 million for the three and nine months ended September 30, 2011 compared to the same periods of 2010. The increases for both comparative periods were primarily driven by strong growth in demand deposit accounts, which increased $2.8 billion and $1.8 billion, respectively, for the three and nine months ended September 30, 2011 compared to the same periods of the prior year. The increase in demand deposit accounts was partially offset by decreases in interest bearing deposits of $1.2 billion and $1.1 billion for the three and nine months ended September 30, 2011, respectively, compared to the same periods of the prior year , as customers opted to maintain their balances in more liquid accounts due to interest rates remaining near historical lows.

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,314 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The following table contains selected financial data for the Branch Banking segment.

TABLE 21: Branch Banking

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2011	2010	2011	2010
Income Statement Data
Net interest income	$359	384	$1,057	1,155
Provision for loan and lease losses	87	153	300	436
Noninterest income:
Service charges on deposits	81	92	228	285
Card and processing revenue	78	73	241	220
Investment advisory revenue	30	27	89	78
Other noninterest income	26	30	74	83
Noninterest expense:
Salaries, incentives and benefits	146	137	444	415
Net occupancy and equipment expense	59	55	176	167
Card and processing expense	33	26	88	80
Other noninterest expense	161	171	484	501

Income before taxes	88	64	197	222
Applicable income tax expense	31	25	69	83

Net income	$57	39	$128	139

Average Balance Sheet Data
Consumer loans	$14,223	12,958	$13,981	13,051
Commercial loans	4,663	4,770	4,627	4,880
Demand deposits	8,503	7,035	8,241	6,866
Interest checking	8,157	7,353	7,924	7,482
Savings and money market	22,378	20,315	22,173	19,625
Other time	5,910	10,076	6,584	11,000

Net income was $57 million for the three months ended September 30, 2011, compared to net income of $39 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, net income was $128 million compared to $139 million for the same period of the prior year. The increase for the three month period was driven by a decrease in the provision for loan and leases losses, partially offset by a decline in net interest income. The decrease for the nine month period was driven by a decrease in net interest income and noninterest income, partially offset by a decline in the provision for loan and lease losses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income decreased $25 million and $98 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods of the prior year due to decreases in the FTP credits for DDA accounts. In addition, the decline was driven by a decline in average commercial loan balances as well as lower yields on average commercial and consumer loans. These declines were partially offset by a favorable shift in the segment’s deposit mix towards lower cost transaction deposits, resulting in declines in interest expense of $46 million and $148 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods in the prior year.

Provision for loan and lease losses for the three months ended September 30, 2011 decreased $66 million compared to the third quarter of 2010, and declined $136 million for the nine months ended September 30, 2011 compared to the same period of the prior year. The decline in the provision for both periods was the result of improved credit trends across all consumer and commercial loan types. Net charge-offs as a percent of average loans and leases decreased to 183 bp for the three months ended September 30, 2011 compared to 340 bp for the same period of the prior year and decreased to 154 bp for the nine months ended September 30, 2011 compared to 320 bp for the same period of the prior year.

Noninterest income decreased $7 million and $34 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods of the prior year. These decreases were primarily driven by lower service charges on deposits, which declined $11 million and $57 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods of the prior year, due to the implementation of Regulation E in the third quarter of 2010. For both periods, these decreases were partially offset by increased card and processing revenue caused by higher debit and credit card transaction volumes, along with increased investment advisory revenue attributable to improved market performance and sales force expansion.

Noninterest expense increased $10 million and $29 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods in the prior year. These increases were primarily driven by increases in salaries, incentives and benefits expense and card and processing expense partially offset by a decline in other noninterest expense. Salaries, incentives and benefits expenses increased $9 million and $29 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in the prior year primarily due to an increase in base and incentive compensation driven by investments in the sales force, as well as additional branch personnel. Other noninterest expense declined $10 million and $17 million for the three and nine months ended September 30, 2011 compared to the same periods of the prior year, primarily due to a decrease in FDIC insurance expense. Card and processing expense increased by $7 million and $8 million in the comparative periods due to increased costs associated with an increase in the redemption of points for debit and credit card rewards.

Average consumer loans increased $1.3 billion for the third quarter of 2011 and $930 million for the nine months ended September 30, 2011 compared to the same periods in the prior year. These increases were primarily driven by increases in average residential mortgage loans of $1.7 billion and $1.4 billion, respectively, for the three and nine months ended September 30, 2011 compared to the same periods in the prior year due to management’s decision in the third quarter of 2010 to retain certain mortgage loans. The increases in average residential mortgage loans were partially offset by decreases in average home equity loans of $405 million and $443 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods of the prior year, due to decreased customer demand and continued tighter underwriting standards. For the three and nine months ended September 30, 2011, average commercial loans decreased $107 million and $253 million, respectively, compared to the same prior year periods primarily due to declines in commercial and industrial loans resulting from lower customer demand for new originations and continued tighter underwriting standards applied to both originations and renewals.

Average core deposits remained relatively flat for the three and nine months ended September 30, 2011, compared to the same periods in the prior year as runoff of higher priced certificates of deposit was offset by growth in transaction accounts due to excess customer liquidity and historically low interest rates.

Consumer Lending

Consumer Lending includes the Bancorp’s mortgage, home equity, automobile and other indirect lending activities. Mortgage and home equity lending activities include the origination, retention and servicing of mortgage and home equity loans or lines of credit, sales and securitizations of those loans, pools of loans or lines of credit, and all associated hedging activities. Indirect lending activities include loans to consumers through mortgage brokers and automobile dealers. The following table contains selected financial data for the Consumer Lending segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 22: Consumer Lending

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Income Statement Data
Net interest income	$85	102	$256	299
Provision for loan and lease losses	55	232	205	478
Noninterest income:
Mortgage banking net revenue	175	224	435	479
Other noninterest income	16	6	38	26
Noninterest expense:
Salaries, incentives and benefits	45	51	127	135
Other noninterest expense	113	94	327	256

Income (loss) before taxes	63	(45)	70	(65)
Applicable income tax expense (benefit)	22	(18)	24	(28)

Net income (loss)	$41	(27)	$46	(37)

Average Balance Sheet Data
Residential mortgage loans	$9,159	9,507	$9,112	9,269
Home equity	714	835	742	866
Automobile loans	10,755	9,808	10,551	9,575
Consumer leases	122	354	183	413

Net income was $41 million and $46 million for the three and nine months ended September 30, 2011 compared to a net loss of $27 million and $37 million, respectively, for the same periods in the prior year. For both comparative periods, the increases in net income were driven by a decline in the provision for loan and lease losses, partially offset by decreases in noninterest income and net interest income and an increase in noninterest expense.

Net interest income decreased $17 million and $43 million, respectively, for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. These decreases were primarily driven by a decline in average loan balances for residential mortgage, home equity, and consumer leases as well as lower yields on average residential mortgage and automobile loans, partially offset by favorable decreases in the FTP charge applied to the segment.

Provision for loan and lease losses decreased $177 million and $273 million, respectively, for the three and nine months ended September 30, 2011, compared to the same periods of the prior year, as delinquency metrics and underlying loss trends improved across all consumer loan types. Additionally, improvements were realized as a result of $123 million in charge-offs taken on $228 million of portfolio loans which were sold during the third quarter of 2010. Net charge-offs as a percent of average loans and leases decreased to 111 bp for the three months ended September 30, 2011 compared to 494 bp for the same period of the prior year and decreased to 141 bp for the nine months ended September 30, 2011 compared to 344 bp for the same period of the prior year.

Noninterest income decreased $39 million and $32 million for the three and nine months ended September 30, 2011 compared to the same periods of the prior year. The decrease from both periods in the prior year was primarily due to decreases in mortgage banking net revenue of $49 million and $44 million, respectively, for the three and nine months ended September 30, 2011. The decrease from the third quarter of 2010 was primarily the result of a $48 million decrease in revenue associated with residential mortgage origination activity due to lower origination volume and due to decreased margins. The decrease from the nine months ended September 30, 2011 was driven by declines in origination fees and gains on loan sales due to decreased margins and lower origination volume partially offset by positive net valuation adjustments on mortgage servicing rights and free-standing derivatives used to economically hedge mortgage servicing rights. Residential mortgage originations totaled $3.9 billion and $10.3 billion, respectively, for the three and nine months ended September 30, 2011, compared to $4.9 billion and $11.5 billion for the same periods of the prior year.

Noninterest expense increased $13 million and $63 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods of the prior year. For both periods, the increases were driven in part by increased FDIC insurance expense, as the methodology used to determine FDIC insurance premiums changed from one based on domestic deposits to one based on total assets. Additional changes were due to the increase of $6 million and $36 million, respectively, in the representation and warranty expense related to residential mortgage loans sold to third parties.

Average consumer loans and leases increased $242 million and $454 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods of the prior year. Average automobile loans increased $947 million and $976 million, respectively, compared to the three and nine months ended September 30, 2011 due to a strategic focus to increase automobile lending throughout 2010 and into 2011 through consistent and competitive pricing, disciplined sales execution, and enhanced customer service with our dealership network. This increase was partially offset by declines across all other types of consumer loans. Average residential mortgage loans decreased $348 million and $157 million, respectively, from the three and nine months ended September 30, 2011, compared to the same periods of the prior year as a result of the lower originations discussed previously. Average home equity loans decreased $121 million and $124 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods in the prior year due to

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

continued runoff in the discontinued brokered home equity product. Average consumer leases decreased $232 million and $230 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods in the prior year due to runoff as the Bancorp discontinued this product in the fourth quarter of 2008.

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Investment Advisors is made up of four main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; FTAM, an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. FTAM provides asset management services and also advises the Bancorp’s proprietary family of mutual funds. Fifth Third Private Banking offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provide advisory services for institutional clients including states and municipalities. The following table contains selected financial data for the Investment Advisors segment.

TABLE 23: Investment Advisors

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Income Statement Data
Net interest income	$29	35	$85	109
Provision for loan and lease losses	16	12	25	33
Noninterest income:
Investment advisory revenue	89	85	275	256
Other noninterest income	3	3	9	10
Noninterest expense:
Salaries, incentives and benefits	40	38	125	114
Other noninterest expense	65	62	191	183

Income before taxes	—	11	28	45
Applicable income tax expense	—	4	10	16

Net income	$—	7	$18	29

Average Balance Sheet Data
Loans and leases	$2,004	2,476	$2,065	2,600
Core deposits	6,867	5,810	6,691	5,797

Net income decreased $7 million for the three months ended September 30, 2011 compared to the third quarter of 2010 primarily due to a decline in net interest income. Net income decreased $11 million for the nine months ended September 30, 2011 compared to the same period of the prior year as a decline in net interest income was partially offset by higher investment advisory revenue.

Net interest income decreased $6 million and $24 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods of the prior year. The decreases were driven by a decline in average loan and lease balances as well as declines in yields of 36 bp and 89 bp, respectively compared to the three and nine months ended September 30, 2010.

Provision for loan and leases losses increased $4 million for the three months ended September 30, 2011 and decreased $8 million for the nine months ended September 30, 2011 compared to the same periods of the prior year. Net charge-offs as a percent of average loans and leases increased to 316 bps for the three months ended September 30, 2011 compared to 189 bps for the same period of the prior year and decreased to 86 bps for the nine months ended September 30, 2011 compared to 163 bps for the same period of the prior year.

Noninterest income increased $4 million and $18 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods of the prior year, due primarily to increases in investment advisory revenue. Private Bank income increased $1 million for the three months ended September 30, 2011 compared to the same period of the prior year, and $9 million for the nine months ended September 30, 2011 compared to the same period of the prior year, primarily due to market performance. Securities and broker income increased $3 million and $7 million, respectively, for the three months and nine months ended September 30, 2011 compared to the same periods of the prior year, due to continued expansion of the sales force and market performance.

Noninterest expense increased $5 million and $19 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods of the prior year, due to increases in salaries, incentives and benefit expense resulting from the expansion of the sales force and compensation related to improved performance in investment advisory revenue related fees.

Average loans and leases decreased $472 million and $535 million, respectively, for the three and nine months ended September 30, 2011, compared to the same periods of the prior year. These decreases were primarily driven by declines in home equity loans of $379 million and $378 million, respectively, for the three and nine months ended September 30, 2011 due to tighter underwriting standards. Average core deposits increased $1.1 billion and $894 million, respectively, for the three and nine months ended September 30, 2011 compared to the same periods of the prior year due to growth in interest checking and foreign deposits as customers have opted to maintain excess funds in liquid transaction accounts as a result of interest rates remaining near historic lows.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains and losses, certain non-core deposit funding, unassigned equity, provision expense in excess of net charge-offs or a benefit from the reduction of the ALLL, the payment of preferred stock dividends and certain support activities and other items not attributed to the business segments.

Results for the three and nine months ended September 30, 2011 were impacted by a benefit of $175 million and $564 million, respectively, due to reductions in the ALLL. The decrease in provision expense was due to a decrease in nonperforming assets and improvement in credit trends. The results for the three and nine months ended September 30, 2011 were also impacted by dividends on preferred stock of $8 million and $194 million, respectively, and net interest income of $84 million and $242 million, respectively. For the three and nine months ended September 30, 2010, results were impacted by income of $499 million and $600 million, respectively, due to reductions in the ALLL, dividends on preferred stock of $63 million and $187 million, respectively, and net interest income of $6 million and a net interest income loss of $16 million, respectively. For the three and nine months ended September 30, 2011 and 2010, benefits to provision expense resulting from reductions in the ALLL were driven by general improvements in credit quality and declines in net charge-offs. The nine months ended September 30, 2011 included $153 million in preferred stock dividends as a result of the accelerated accretion of the remaining issuance discount on the Series F Preferred Stock that was repaid in the first quarter of 2011. The three and nine months ended September 30, 2011 included increased net interest income compared to the same periods of the prior year due to a benefit in the FTP rate. The change in net income for the three and nine months ended September 30, 2011 compared to the same periods in the prior year was impacted by a $127 million pre-tax benefit, net of expenses, from the settlement of litigation associated with one of the Bancorp’s BOLI policies that was recorded in the third quarter of 2010.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

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

Finally, Credit Risk Review is an independent function responsible for evaluating the sufficiency of underwriting, documentation and approval processes for consumer and commercial credits, the accuracy of risk grades assigned to commercial credit exposure, appropriate accounting for charge-offs, and nonaccrual status and specific reserves. Credit Risk Review reports directly to the Risk and Compliance Committee of the Board of Directors and administratively to the Director of Internal Audit.

Quantitative and Qualitative Disclosures About Market Risk (continued)

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function, which reports to the Risk and Compliance Committee of the Board of Directors, provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. Fifth Third defines potential problem loans as those rated substandard that do not meet the definition of a nonperforming asset or a restructured loan. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions. The following table provides a summary of potential problem loans as of September 30, 2011:

TABLE 24: Potential Problem Loans

($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,497	1,499	1,812
Commercial mortgage	1,286	1,287	1,293
Commercial construction	274	274	307
Commercial leases	11	11	11

Total	$3,068	3,071	3,423

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

Overview

General economic conditions started to improve during 2010 and have been mixed in 2011. Geographically, the Bancorp continues to experience the most stress in Michigan and Florida due to the decline in real estate values. Real estate value deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn. Among commercial portfolios, the homebuilder, residential developer and portions of the remaining non-owner occupied commercial real estate portfolios continue to remain under stress.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in the fourth quarter of 2007 and new commercial non-owner occupied real estate lending in the second quarter of 2008, discontinued the origination of brokered home equity products at the end of 2007 and tightened underwriting standards across both the commercial and consumer loan product offerings. Since the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries, the Bancorp has sold certain consumer loans and sold or transferred to held for sale certain commercial loans. Throughout 2010 and 2011, the Bancorp continued to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, tightening underwriting standards on commercial loans and across the consumer loan portfolio, as well as utilizing expanded commercial and consumer loan workout teams. In the financial services industry, there has been heightened focus on foreclosure activity and processes. Fifth Third actively works with borrowers experiencing difficulties and has regularly modified or provided forbearance to borrowers where a workable solution could be found. Foreclosure is a last resort, and the

Quantitative and Qualitative Disclosures About Market Risk (continued)

Bancorp undertakes foreclosures only when it believes they are necessary and appropriate and are careful to ensure that customer and loan data are accurate. Reviews of the Bancorp’s foreclosure process and procedures conducted last year did not reveal any material deficiencies. These reviews have been expanded and extended in 2011 to improve our processes as additional aspects of the industry’s foreclosure practices have come under intensified scrutiny and criticism. These reviews are completed and the Bancorp may determine to amend its processes and procedures as a result of these reviews. While any impact to the Bancorp that ultimately results from continued reviews cannot yet be determined, management currently believes that such impact will not materially adversely affect the Bancorp’s results of operations, liquidity or capital resources. Additionally, banking regulatory agencies and other federal and state governmental authorities have continued to review the foreclosure process of mortgage servicers such as Fifth Third beyond the initial examinations of the largest mortgage servicers they conducted last year and earlier this year. These ongoing reviews could subject Fifth Third and other mortgage servicers to sanctions, civil money penalties and/or requirements to undertake remedial measures.

Commercial Portfolio

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. The Bancorp has commercial loan concentration limits based on industry, lines of business within the commercial segment, geography and credit product type.

The risk within the commercial loan and lease portfolio is managed and monitored through an underwriting process utilizing detailed origination policies, continuous loan level reviews, monitoring of industry concentration and product type limits and continuous portfolio risk management reporting. The origination policies for commercial real estate outline the risks and underwriting requirements for owner and non-owner occupied and construction lending. Included in the policies are maturity and amortization terms, maximum LTVs, minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable) and sensitivity and pro-forma analysis requirements. The Bancorp requires a valuation of real estate collateral, which may include third-party appraisals, be performed at the time of origination and renewal in accordance with regulatory requirements and on an as needed basis when market conditions justify. Although the Bancorp does not back test these collateral value assumptions, the Bancorp maintains an appraisal review department to order and review third-party appraisals in accordance with regulatory requirements. Collateral values on criticized assets with relationships exceeding $1 million are reviewed quarterly to assess the appropriateness of the value ascribed in the assessment of charge-offs and specific reserves. In addition, the Bancorp applies incremental valuation haircuts to older appraisals that relate to collateral dependent loans, which can currently be up to 30% of the appraised value. Trends in collateral values are monitored in order to determine whether adjustments to the appraisal haircuts are warranted.

The following table provides detail on commercial loan and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 25: Commercial Loan and Lease Portfolio (excluding loans held for sale)

	2011			2010
As of September 30 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Manufacturing	$8,256	15,944	131	$7,180	14,492	138
Real estate	6,567	7,262	338	8,632	10,045	435
Financial services and insurance	4,194	8,913	56	4,315	8,675	80
Wholesale trade	3,614	6,778	49	2,669	5,275	13
Business services	3,613	5,733	71	2,896	4,980	49
Healthcare	3,335	5,023	18	3,098	4,944	37
Retail trade	2,616	5,588	43	2,506	5,346	52
Construction	2,428	3,591	206	2,937	4,322	256
Transportation and warehousing	2,259	3,060	18	2,038	2,495	26
Mining	1,139	1,909	—	760	1,420	20
Accommodation and food	1,108	1,617	55	899	1,443	28
Communication and information	1,092	2,003	4	820	1,560	7
Other services	1,049	1,488	45	1,062	1,509	30
Entertainment and recreation	838	1,197	19	743	981	5
Public administration	596	836	—	595	881	9
Utilities	539	1,601	—	532	1,517	—
Agribusiness	475	607	81	532	677	61
Individuals	443	488	21	701	854	12
Other	8	8	—	25	134	3

Total	$44,169	73,646	1,155	$42,940	71,550	1,261

By loan size:
Less than $200,000	2%	2	7	3%	2	8
$200,000 to $1 million	9	7	22	10	8	25
$1 million to $5 million	19	15	31	23	18	33
$5 million to $10 million	13	11	12	13	11	11
$10 million to $25 million	27	26	20	24	25	21
Greater than $25 million	30	39	8	27	36	2

Total	100%	100	100	100%	100	100

By state:
Ohio	25%	28	15	27%	30	16
Michigan	14	12	18	16	13	24
Florida	8	7	18	8	7	19
Illinois	7	8	13	8	9	9
Indiana	6	5	10	6	6	4
Kentucky	4	4	4	5	4	5
North Carolina	3	3	3	3	3	1
Tennessee	3	3	2	3	3	1
Pennsylvania	2	2	1	2	2	1
All other states	28	28	16	22	23	20

Total	100%	100	100	100%	100	100

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas. The following tables provide analysis of each of the categories of loans (excluding loans held for sale) by state as of and for the three and nine months ended September 30, 2011 and 2010.

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 26: Non-Owner Occupied Commercial Real Estate

As of September 30, 2011 ($ in millions)					Net Charge-offs for September 30, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,980	2,096	42	72	23	53
Michigan	1,524	1,561	8	70	4	23
Florida	749	774	—	92	14	44
Illinois	436	497	—	59	19	30
Indiana	344	353	—	14	1	4
North Carolina	331	353	—	33	4	11
All other states	597	623	—	40	3	14

Total	$5,961	6,257	50	380	68	179

TABLE 27: Non-Owner Occupied Commercial Real Estate

As of September 30, 2010 ($ in millions)					Net Charge-offs for September 30, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$2,536	2,729	10	82	68	104
Michigan	1,835	1,905	2	98	23	95
Florida	1,103	1,146	8	158	113	170
Illinois	609	686	1	53	39	59
Indiana	422	438	1	9	17	29
North Carolina	430	461	1	52	29	53
All other states	816	872	2	37	22	47

Total	$7,751	8,237	25	489	311	557

TABLE 28: Home Builder and Developer (a)

As of September 30, 2011 ($ in millions)					Net Charge-offs for September 30, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$180	252	—	18	6	21
Michigan	125	151	3	10	1	6
Florida	83	91	—	34	5	13
North Carolina	56	61	—	14	3	6
Indiana	52	62	—	10	1	2
Illinois	21	32	—	12	2	4
All other states	63	75	—	13	—	1

Total	$580	724	3	111	18	53

(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $151 and a total exposure of $236 are also included in Table 26: Non-Owner Occupied Commercial Real Estate.

TABLE 29: Home Builder and Developer (a)

As of September 30, 2010 ($ in millions)					Net Charge-offs for September 30, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$239	434	2	23	26	36
Michigan	165	243	—	25	12	58
Florida	137	154	1	73	48	75
North Carolina	92	103	—	16	14	31
Indiana	67	87	—	—	5	12
Illinois	35	66	—	11	11	17
All other states	89	115	—	11	11	27

Total	$824	1,202	3	159	127	256

(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $165 and a total exposure of $436 are also included in Table 27: Non-Owner Occupied Commercial Real Estate.

Quantitative and Qualitative Disclosures About Market Risk (continued)

Consumer Portfolio

The Bancorp’s consumer portfolio is materially comprised of three categories of loans: residential mortgage, home equity, and automobile. The Bancorp has identified certain categories within these loan types which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio due to high loan amount to collateral value. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans.

Residential Mortgage Portfolio

The Bancorp manages credit risk in the mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio or may purchase mortgage insurance for the loans sold in order to mitigate credit risk.

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable rate residential mortgage loans. Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $1.2 billion of adjustable rate residential mortgage loans will have rate resets during the next 12 months, with less than one percent of those resets expected to experience an increase in monthly payments in comparison to the monthly payment at the time of origination.

Certain residential mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high LTV ratios, multiple loans on the same collateral that when combined result in an LTV greater than 80% and interest-only loans. The Bancorp monitors residential mortgage loans with greater than 80% LTV ratio and no mortgage insurance as it believes these loans represent a higher level of risk. The following table provides an analysis of the residential mortgage loans outstanding by LTV at origination:

TABLE 30: Residential Mortgage Loans Outstanding by LTV at Origination

($ in millions)	September 30, 2011	Weighted Average LTV’s	December 31, 2010	Weighted Average LTV’s	September 30, 2010	Weighted Average LTV’s
LTV ≤ 80%	$7,566	67.0%	6,419	68.0%	5,451	69.7%
LTV > 80%, with mortgage insurance	951	93.2	871	93.0	777	93.6
LTV > 80%, no mortgage insurance	1,732	95.7	1,666	95.4	1,747	95.4

Total	$10,249	74.2%	8,956	75.5%	7,975	77.6%

The following tables provide analysis of the residential mortgage loans outstanding with a greater than 80% LTV ratio and no mortgage insurance as of and for the three and nine months ended September 30, 2011 and 2010:

TABLE 31: Residential Mortgage Loans Outstanding, LTV Greater than 80%, No Mortgage Insurance

As of September 30, 2011 ($ in millions)				Net Charge-offs for September 30, 2011
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$595	5	27	4	11
Michigan	299	1	15	3	10
Florida	284	2	25	6	23
North Carolina	122	1	5	5	6
Indiana	112	1	4	—	2
Illinois	106	1	3	—	1
Kentucky	83	1	2	—	1
All other states	131	1	5	3	5

Total	$1,732	13	86	21	59

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 32: Residential Mortgage Loans Outstanding, LTV Greater than 80%, No Mortgage Insurance

As of September 30, 2010 ($ in millions)				Net Charge-offs for September 30, 2010
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$608	5	17	11	19
Michigan	319	4	8	7	18
Florida	310	5	28	23	49
North Carolina	125	2	4	—	10
Indiana	124	1	3	3	5
Kentucky	82	1	1	1	2
Illinois	55	1	1	1	3
All other states	124	1	5	4	7

Total	$1,747	20	67	50	113

Home Equity Portfolio

The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. The home equity line of credit offered by the Bancorp is a revolving facility with a 20-year term and does not require amortization. The home equity portfolio is managed in two primary categories: loans outstanding with a LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $4.1 billion and $6.8 billion, respectively, as of September 30, 2011. Of the total $10.9 billion of outstanding home equity loans:

•	82% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois

•	31% are in first lien positions and 69% are in second lien positions at September 30, 2011

•	For approximately 1/3 of the home equity portfolio in a second lien position, the first lien is either owned or serviced by the Bancorp

•	Over 80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended September 30, 2011

•	The portfolio has an average refreshed FICO score of 734 at September 30, 2011 compared to 734 at September 30, 2010

The Bancorp actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp does not routinely obtain appraisals on performing loans to update LTV ratios after origination. However, the Bancorp monitors the local housing markets by reviewing various home price indices and incorporates the impact of the changing market conditions in its on-going credit monitoring processes.

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding by LTV at origination:

TABLE 33: Home Equity Loans Outstanding by LTV at Origination

($ in millions)	September 30, 2011	Weighted Average LTV’s	December 31, 2010	Weighted Average LTV’s	September 30, 2010	Weighted Average LTV’s
LTV ≤ 80%	$6,763	61.2%	6,947	61.3%	7,095	61.4%
LTV > 80%	4,157	91.5	4,566	91.7	4,679	91.8

Total	$10,920	73.0%	11,513	73.4%	11,774	73.5%

Quantitative and Qualitative Disclosures About Market Risk (continued)

The following tables provide analysis of these loans as of and for the three and nine months ended September 30, 2011 and 2010.

TABLE 34: Home Equity Loans Outstanding with LTV Greater than 80%

As of September 30, 2011 ($ in millions)					Net Charge-offs for September 30, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,436	2,131	10	7	8	25
Michigan	910	1,228	10	5	8	27
Illinois	455	636	6	2	5	13
Indiana	405	590	3	3	1	7
Kentucky	378	567	4	2	2	5
Florida	152	197	6	3	4	14
All other states	421	528	5	3	5	16

Total	$4,157	5,877	44	25	33	107

TABLE 35: Home Equity Loans Outstanding with LTV Greater than 80%

As of September 30, 2010 ($ in millions)					Net Charge-offs for September 30, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,609	2,316	10	7	8	27
Michigan	1,022	1,342	10	6	13	39
Illinois	492	670	7	2	6	15
Indiana	465	650	3	2	2	8
Kentucky	437	482	6	4	2	7
Florida	176	276	7	4	7	16
All other states	478	675	3	2	5	20

Total	$4,679	6,411	46	27	43	132

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of September 30, 2011, 49% of the automobile loan portfolio is comprised of new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The following table provides an analysis of automobile loans outstanding by LTV at origination:

TABLE 36: Automobile Loans Outstanding by LTV at Origination

($ in millions)	September 30, 2011	Weighted Average LTV’s	December 31, 2010	Weighted Average LTV’s	September 30, 2010	Weighted Average LTV’s
LTV ≤ 100%	$7,568	81.8%	6,853	81.8%	6,582	81.8%
LTV > 100%	4,025	111.7	4,130	112.8	4,156	113.1

Total	$11,593	92.5%	10,983	93.8%	10,738	94.2%

Quantitative and Qualitative Disclosures About Market Risk (continued)

The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100% as of September 30, 2011 and 2010, respectively.

TABLE 37: Automobile Loans Outstanding with LTV Greater than 100%

As of September 30, 2011 ($ in millions)				Net Charge-offs for September 30, 2011
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$429	1	—	—	2
Illinois	311	1	—	1	2
Michigan	251	—	—	1	2
Indiana	186	—	—	—	1
Florida	189	—	—	1	3
Kentucky	164	—	—	—	1
All other states	2,495	3	2	5	15

Total	$4,025	5	2	8	26

TABLE 38: Automobile Loans Outstanding with LTV Greater than 100%

As of September 30, 2010 ($ in millions)				Net Charge-offs for September 30, 2010
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$454	1	—	1	4
Illinois	391	1	—	1	4
Michigan	273	—	—	1	3
Indiana	217	—	—	1	3
Florida	200	1	—	1	5
Kentucky	189	—	—	1	3
All other states	2,432	4	2	6	24

Total	$4,156	7	2	12	46

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 40. Residential mortgage loans are typically placed on nonaccrual status when principal and interest payments have become past due 150 days unless such loans are both well secured and in the process of collection. Typically, home equity loans and leases are reported on nonaccrual status if principal or interest has been in default for 180 days or more unless the loan is both well secured and in the process of collection. Automobile and other consumer loans and leases that have become past due 120 days are classified as nonaccrual unless such loans are both well secured and in the process of collection. Credit card loans that have been modified in a TDR are classified as nonaccrual unless such loans have a sustained repayment performance of six months or greater and the Bancorp is reasonably assured of repayment in accordance with the restructured terms. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premiums, accretion of loan discounts and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued, but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of the principal is deemed a loss, the loss amount is charged off to the ALLL.

Total nonperforming assets, including loans held for sale, were $2.1 billion at September 30, 2011, compared to $2.5 billion at December 31, 2010 and $2.8 billion at September 30, 2010. At September 30, 2011, $197 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $294 million and $699 million at December 31, 2010 and September 30, 2010, respectively.

Nonperforming assets as a percentage of total loans, leases and other assets, including OREO and nonaccrual loans held for sale as of September 30, 2011 was 2.64%, compared to 3.08% as of December 31, 2010 and 3.51% as of September 30, 2010. Excluding nonaccrual loans held for sale, nonperforming assets as a percentage of total loans, leases and other assets, including OREO was 2.44% as of September 30, 2011, compared to 2.79% as of December 31, 2010 and 2.72% as of September 30, 2010. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 67% of nonaccrual loans and leases were secured by real estate as of September 30, 2011 compared to 66% as of December 31, 2010 and 70% as of September 30, 2010.

Commercial nonperforming loans and leases were $1.4 billion at September 30, 2011, a decrease of $156 million from December 31, 2010 and a decrease of $608 million from September 30, 2010, due to the impact of loss mitigation actions and moderation in general economic conditions. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at September 30, 2011 decreased $59 million compared to December 31, 2010, and decreased $106 million compared to September 30, 2010. The decrease from December 31, 2010 and September 30, 2010 was due to the impact of commercial nonperforming loans that were transferred to held for

Quantitative and Qualitative Disclosures About Market Risk (continued)

sale during the third quarter of 2010. The Bancorp transferred commercial loans with a carrying balance of $961 million, prior to transfer, to held for sale during the third quarter of 2010, of which $694 million were nonperforming. At September 30, 2011, the remaining carrying balance of these loans was $106 million.

Consumer nonperforming loans and leases were $383 million at September 30, 2011, a decrease of $83 million from December 31, 2010 and an increase of $60 million from September 30, 2010. The decrease compared to December 31, 2010 was primarily due to a $83 million decrease in other consumer loans and leases due primarily to charge-offs taken on certain consumer loans, acquired during the fourth quarter of 2010 as the result of a foreclosure on a commercial loan collateralized by individual consumer loans. These loans were fully charged off as of September 30, 2011. The increase in consumer nonperforming loans and leases compared to September 30, 2010 was primarily the result of a $51 million increase in nonperforming residential mortgage loans due to increased TDR activity. Home equity nonaccrual levels remain modest as the Bancorp continues to fully charge-off a high proportion of the severely delinquent loans at 180 days past due. Geography continues to be a large driver of nonaccrual activity as Florida properties represent approximately 17% and 8% of residential mortgage and home equity balances, respectively, but represent 46% and 14% of nonaccrual loans for each category. Consumer restructured loans on accrual status totaled $1.6 billion at September 30, 2011 and December 31, 2010 and $1.5 billion at September 30, 2010. As of September 30, 2011, redefault rates on restructured residential mortgage, home equity loans and credit card loans were 27%, 16% and 18%, respectively.

OREO and other repossessed property was $406 million at September 30, 2011, compared to $494 million at December 31, 2010 and $498 million at September 30, 2010. The decrease from December 31, 2010 and September 30, 2010 was due to the sale of large OREO properties and improvements in general economic conditions during the first nine months of 2011. Properties in Michigan and Florida accounted for 42% of foreclosed real estate at September 30, 2011, compared to 49% at December 31, 2010 and 44% at September 30, 2010.

For the three and nine months ended September 30, 2011, interest income of $31 million and $97 million, respectively, would have been recorded if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and nine months ended September 30, 2010, interest income of $49 million and $157 million, respectively, would have been recorded. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 39: Rollforward of Portfolio Nonperforming Loans and Leases

For the nine months ended September 30, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Beginning Balance - January 1, 2011	$1,214	268	198	1,680
Transfers to nonperforming	886	295	352	1,533
Transfers to performing	(23)	(36)	(67)	(126)
Transfers to performing (restructured)	(1)	(62)	(68)	(131)
Transfers to held for sale	(89)	—	—	(89)
Loans sold from portfolio	(36)	(1)	(21)	(58)
Loan paydowns/payoffs	(275)	(61)	(11)	(347)
Transfers to other real estate owned	(96)	(49)	—	(145)
Charge-offs	(441)	(79)	(282)	(802)
Draws/other extensions of credit	16	1	6	23

Ending Balance - September 30, 2011	$1,155	276	107	1,538

For the nine months ended September 30, 2010 ($ in millions)
Beginning Balance - January 1, 2010	$2,392	412	143	2,947
Transfers to nonperforming	1,396	471	339	2,206
Transfers to performing	(29)	(55)	(22)	(106)
Transfers to performing (restructured)	(10)	(61)	(44)	(115)
Transfers to held for sale	(385)	(205)	—	(590)
Loans sold from portfolio	(39)	—	—	(39)
Loan paydowns/payoffs	(659)	(78)	(36)	(773)
Transfers to other real estate owned	(243)	(144)	—	(387)
Charge-offs	(1,198)	(133)	(272)	(1,603)
Draws/other extensions of credit	36	—	8	44

Ending Balance - September 30, 2010	$1,261	207	116	1,584

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 40: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	September 30, 2011	December 31, 2010	September 30, 2010
Nonaccrual loans and leases:
Commercial and industrial loans	$449	473	525
Commercial mortgage loans	354	407	464
Commercial construction loans	150	182	211
Commercial leases	13	11	30
Residential mortgage loans	142	152	124
Home equity	25	23	23
Automobile loans	—	1	1
Other consumer loans and leases	1	84	—
Restructured loans and leases:
Commercial and industrial loans	113	95	31
Commercial mortgage loans	53	28	—
Commercial construction loans	18	10	—
Commercial leases	5	8	—
Residential mortgage loans	134	116	83
Home equity	33	33	32
Automobile loans	2	2	2
Credit card	46	55	58

Total nonperforming loans and leases	1,538	1,680	1,584
OREO and other repossessed property	406	494	498

Total nonperforming assets	1,944	2,174	2,082
Nonaccrual loans held for sale	197	294	699

Total nonperforming assets including loans held for sale	$2,141	2,468	2,781

Loans and leases 90 days past due and accruing
Commercial and industrial loans	$9	16	29
Commercial mortgage loans	9	11	29
Commercial construction loans	44	3	5
Commercial leases	1	—	1
Residential mortgage loans(b)	91	100	111
Home equity	83	89	87
Automobile loans	9	13	13
Credit card and other	28	42	42

Total loans and leases 90 days past due and accruing	$274	274	317

Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(a)	2.44%	2.79	2.72
Allowance for loan and lease losses as a percent of nonperforming assets(a)	125	138	153

(a)	Excludes nonaccrual loans held for sale.
(b)	Information for all periods presented excludes advances made pursuant to servicing agreements to GNMA mortgage loan pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of September 30, 2011, December 31, 2010 and September 30, 2010, these advances were $291, $284, and $215, respectively. The Bancorp recognized immaterial credit losses for the three and nine months ended September 30, 2011 and credit losses of $1 million and $2 million for the three and nine months ended September 30, 2010, respectively, due to claim denials and curtailments associated with these advances.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 41: Performing and Nonperforming TDRs

	Performing
As of September 30, 2011 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial	$347	—	—	189	$536
Residential mortgages(a)	979	67	57	134	1,237
Home equity	375	39	—	33	447
Credit card	44	—	—	46	90
Other consumer	39	3	—	2	44

Total	$1,784	109	57	404	$2,354

(a)	Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of September 30, 2011, these advances represented $56 of current loans, $13 of 30-89 days past due loans and $33 of 90 days or more past due loans.

Analysis of Net Loan Charge-offs

Net charge-offs were 132 bp and 160 bp of average loans and leases for the three and nine months ended September 30, 2011, respectively, compared to 495 and 341 bp for the same prior year periods. Table 42 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average commercial loans and leases decreased to 130 bp and 141 bp during the three and nine months ended September 30, 2011, respectively, compared to 566 bp and 359 bp during the three and nine months ended September 30, 2010, respectively, as the result of decreases in net charge-offs of $491 million and $751 million, respectively, compared to the three and nine months ended September 30, 2010. Decreases in net charge-offs were realized across all commercial loan types and were primarily due to improvements in general economic conditions and previous actions taken by the Bancorp to address problem loans. Actions taken by the Bancorp include suspending homebuilder and developer lending in 2007 and non-owner occupied commercial real estate lending in 2008 and tightened underwriting standards across all commercial loan product offerings. In addition, the Bancorp implemented other loss mitigation strategies that included the previously mentioned sale of troubled loans during the third quarter of 2010. Net charge-offs for the three and nine months ended September 30, 2011 included $68 million and $179 million, respectively, related to non-owner occupied commercial real estate, compared to $311 million and $557 million, respectively, during the three and nine months ended September 30, 2010. Net charge-offs related to non-owner occupied commercial real estate are recorded in the commercial mortgage loans and commercial construction loans captions in Table 42. Net charge-offs on these loans represented 50% of total commercial loan and lease net charge-offs during the three months ended September 30, 2011 and 2010. Net charge-offs on these loans represented 41% and 47%, respectively, of total commercial loan and lease net charge-offs during the nine months ended September 30, 2011 and 2010.

The ratio of consumer loan and lease net charge-offs to average consumer loans and leases decreased to 189 bp and 216 bp during the three and nine months ended September 30, 2011, respectively, compared to 400 bp and 317 bp during the three and nine months ended September 30, 2010, respectively, primarily as the result of decreases in net charge offs of $203 million and $288 million, respectively, compared to the three and nine months ended September 30, 2010. Residential mortgage loan net charge-offs decreased $168 million and $241 million, respectively, from three and nine months ended September 30, 2010 as a result of $123 million in net charge-offs that were recorded on residential mortgage portfolio loans sold during the third quarter of 2010. Additionally, the decrease in residential mortgage loan net charge-offs is due to improvements in delinquencies and a decrease in the average loss recorded per charge-off. The Bancorp’s Florida and Michigan markets accounted for 66% and 62% of net charge-offs on residential mortgage loans in the portfolio during the third quarter of 2011 and 2010, respectively. Fifth Third expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality, shorter duration residential mortgage loans that are originated through its branch network as a low-cost, refinance product of conforming residential mortgage loans.

Home equity net charge-offs decreased $13 million and $32 million, respectively, compared to the three and nine months ended September 30, 2010, primarily due to decreases in net charge-offs in the Michigan market and reduced net charge-offs of brokered home equity products. Management responded to the performance of the brokered home equity portfolio by eliminating this channel of origination in 2007. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loan net charge-offs decreased $5 million and $30 million, respectively, compared to the three and nine months ended September 30, 2010, due to the origination of high credit quality loans as a result of tighter underwriting standards and higher resale on automobiles sold at auction.

Credit card net charge-offs decreased $18 million and $46 million, respectively, compared to the three and nine months ended September 30, 2010, reflecting improving delinquency trends, aggressive line management, and stabilization in unemployment levels. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Other consumer loan net charge-offs increased $1 million and $61 million, respectively, compared to the three and nine months ended September 30, 2010 due to charge-offs associated with certain consumer loans that were acquired during the fourth quarter of 2010 when the

Quantitative and Qualitative Disclosures About Market Risk (continued)

Bancorp foreclosed on a commercial loan that was collateralized by individual consumer loans. These loans were fully charged off as of September 30, 2011.

TABLE 42: Summary of Credit Loss Experience

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Losses charged off:
Commercial and industrial loans	$(62)	(247)	(238)	(533)
Commercial mortgage loans	(49)	(271)	(158)	(458)
Commercial construction loans	(35)	(126)	(83)	(251)
Commercial leases	—	(1)	(1)	(5)
Residential mortgage loans	(38)	(205)	(142)	(379)
Home equity	(56)	(69)	(179)	(208)
Automobile loans	(19)	(27)	(65)	(104)
Credit card	(26)	(38)	(89)	(129)
Other consumer loans and leases	(9)	(8)	(79)	(19)

Total losses	(294)	(992)	(1,034)	(2,086)
Recoveries of losses previously charged off:
Commercial and industrial loans	7	10	23	31
Commercial mortgage loans	2	3	10	14
Commercial construction loans	—	5	3	9
Commercial leases	1	—	3	1
Residential mortgage loans	2	1	5	1
Home equity	3	3	11	8
Automobile loans	7	10	25	34
Credit card	8	2	13	7
Other consumer loans and leases	2	2	8	9

Total recoveries	32	36	101	114
Net losses charged off:
Commercial and industrial loans	(55)	(237)	(215)	(502)
Commercial mortgage loans	(47)	(268)	(148)	(444)
Commercial construction loans	(35)	(121)	(80)	(242)
Commercial leases	1	(1)	2	(4)
Residential mortgage loans	(36)	(204)	(137)	(378)
Home equity	(53)	(66)	(168)	(200)
Automobile loans	(12)	(17)	(40)	(70)
Credit card	(18)	(36)	(76)	(122)
Other consumer loans and leases	(7)	(6)	(71)	(10)

Total net losses charged off	$(262)	(956)	(933)	(1,972)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	0.76%	3.57	1.02%	2.55
Commercial mortgage loans	1.86	9.34	1.91	5.13
Commercial construction loans	7.90	16.58	5.68	9.96
Commercial leases	(0.12)	0.10	(0.11)	0.18

Total commercial loans	1.30	5.66	1.41	3.59

Residential mortgage loans	1.41	10.37	1.89	6.41
Home equity	1.89	2.19	2.02	2.20
Automobile loans	0.41	0.65	0.48	0.90
Credit card	3.86	7.68	5.50	8.66
Other consumer loans and leases	6.67	3.88	17.42	2.06

Total consumer loans and leases	1.89	4.00	2.16	3.17

Total net losses charged off	1.32%	4.95	1.60%	3.41

Allowance for Credit Losses

The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. The ALLL provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the ALLL each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall ALLL, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the

Quantitative and Qualitative Disclosures About Market Risk (continued)

extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall percentage level of the ALLL. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio. The Bancorp’s ALLL methodology includes quarterly quantitative adjustments to historical loss factors for real estate backed loans to reflect changes in the Bancorp’s portfolio mix, trends in origination LTV ratios for residential mortgage and home equity loans and changes in real estate prices. The Bancorp also considers the volatility of collateral valuation trends when determining the unallocated component of the ALLL. More information on the ALLL can be found in Management’s Discussion and Analysis – Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010.

TABLE 43: Changes in Allowance for Credit Losses

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2011	2010	2011	2010
ALLL:
Balance, beginning of period	$2,614	3,693	3,004	3,749
Impact of change in accounting principle	—	—	—	45
Losses charged off	(294)	(992)	(1,034)	(2,086)
Recoveries of losses previously charged off	32	36	101	114
Provision for loan and lease losses	87	457	368	1,372

Balance, end of period	$2,439	3,194	2,439	3,194

Reserve for unfunded commitments:
Balance, beginning of period	$197	254	227	294
Impact of change in accounting principle	—	—	—	(43)
Provision for loan and lease losses	(10)	(23)	(40)	(20)

Balance, end of period	$187	231	187	231

In 2011, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

An unallocated component to the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases at September 30, 2011 and December 31, 2010 was 0.19% compared to 0.21% as of September 30, 2010. The unallocated allowance increased from five percent at December 31, 2010 and September 30, 2010 to six percent of the total allowance for September 30, 2011. The increase in the unallocated allowance as a percentage of the total allowance was driven by additional sustained market volatility in the U.S. markets that has provided indications that loss events may be occurring at a rate greater than the rate captured within the Bancorp’s model.

As shown in Table 44, the ALLL as a percent of the total loan and lease portfolio was 3.08% at September 30, 2011, compared to 3.88% at December 31, 2010 and 4.20% at September 30, 2010. The ALLL was $2.4 billion as of September 30, 2011, compared to $3.0 billion at December 31, 2010 and $3.2 billion at September 30, 2010. The decrease is reflective of a number of factors including decreases in net charge-offs, nonperforming loans and leases and signs of moderation in general economic conditions during 2010 and into 2011.

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $138 million at September 30, 2011. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $63 million at September 30, 2011. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply

Quantitative and Qualitative Disclosures About Market Risk (continued)

any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

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

TABLE 44: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

($ in millions)	September 30, 2011	December 31, 2010	September 30, 2010
Allowance attributed to:
Commercial and industrial loans	$1,013	1,123	1,222
Commercial mortgage loans	473	597	657
Commercial construction loans	79	158	218
Commercial leases	84	111	106
Residential mortgage loans	233	310	296
Home equity	209	265	261
Automobile loans	57	73	84
Credit card	119	158	168
Other consumer loans and leases	23	59	21
Unallocated	149	150	161

Total ALLL	$2,439	3,004	3,194
Portfolio loans and leases:
Commercial and industrial loans	$29,258	27,191	26,302
Commercial mortgage loans	10,330	10,845	10,985
Commercial construction loans	1,213	2,048	2,349
Commercial leases	3,368	3,378	3,304
Residential mortgage loans	10,249	8,956	7,975
Home equity	10,920	11,513	11,774
Automobile loans	11,593	10,983	10,738
Credit card	1,878	1,896	1,832
Other consumer loans and leases	407	681	750

Total portfolio loans and leases	$79,216	77,491	76,009
Attributed allowance as a percent of respective portfolio loans and leases:
Commercial and industrial loans	3.46%	4.13	4.65
Commercial mortgage loans	4.58	5.50	5.98
Commercial construction loans	6.51	7.71	9.28
Commercial leases	2.49	3.29	3.21
Residential mortgage loans	2.27	3.35	3.71
Home equity	1.91	2.30	2.22
Automobile loans	0.49	0.66	0.78
Credit card	6.34	8.33	9.17
Other consumer loans and leases	5.65	8.66	2.80
Unallocated (as a percent of total portfolio loans and leases)	0.19	0.19	0.21

Total portfolio loans and leases	3.08%	3.88	4.20

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

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

The Bancorp’s Executive ALCO, which includes senior management representatives and is accountable to the Enterprise Risk Management Committee, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming a 100 bp parallel ramped increase and a 200 bp parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses at September 30, 2011. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

At September 30, 2011, the Bancorp’s interest rate risk profile reflects slight asset sensitivity in year one with increased asset sensitivity in year two. Table 45 shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of September 30, 2011:

TABLE 45: Estimated NII Sensitivity Profile

	Percent Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bp)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	0.34%	5.97	(5.00)	(7.00)
+100	0.07	2.78	—	—

Economic Value of Equity

The Bancorp also utilizes EVE as a measurement tool in managing interest rate risk. Whereas the net interest income simulation model highlights exposures over a relatively short time horizon, the EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The EVE of the balance sheet, at a point in time, is defined as the discounted present value of asset and net derivative cash flows less the discounted value of liability cash flows. The sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the earnings simulation model. As with the earnings simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving prepayments and the expected changes in balances and pricing of transaction deposit portfolios.

The following table shows the Bancorp’s EVE sensitivity profile as of September 30, 2011:

TABLE 46: Estimated EVE Sensitivity Profile

Change in Interest Rates (bp)	Change in EVE	ALCO Policy Limits
+200	0.42%	(15.00)
+100	0.65
+25	0.21
-25	(0.31)

The EVE at risk profile suggests slight asset sensitivity from market rate increases through the +200 bp scenario. While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate the adverse impact of changes in interest rates. The NII simulation and EVE analyses do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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

Use of Derivatives to Manage Interest Rate Risk

An integral component of the Bancorp’s interest rate risk management strategy is its use of derivative instruments to minimize significant fluctuations in earnings caused by changes in market interest rates. Examples of derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, principal only swaps, options, swaptions and TBA’s.

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp enters into forward contracts accounted for as free-standing derivatives to economically hedge interest rate lock commitments that are also considered free-standing derivatives. Additionally, the Bancorp economically hedges its exposure to mortgage loans held for sale through the use of forward contracts and mortgage options.

The Bancorp also establishes derivative contracts with major financial institutions to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. For further information including the notional amount and fair values of these derivatives, see Note 11 of the Notes to Condensed Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 47 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of September 30, 2011. Additionally, Table 48 displays a summary of expected principal cash flows occurring after one year for both fixed and floating/adjustable rate loans, as of September 30, 2011.

TABLE 47: Portfolio Loan and Lease Contractual Maturities

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$9,036	17,465	2,757	29,258
Commercial mortgage loans	4,702	4,952	676	10,330
Commercial construction loans	744	265	204	1,213
Commercial leases	513	1,371	1,484	3,368

Subtotal - commercial loans and leases	14,995	24,053	5,121	44,169

Residential mortgage loans	2,613	5,066	2,570	10,249
Home equity	1,853	4,140	4,927	10,920
Automobile loans	4,791	6,533	269	11,593
Credit card	525	1,353	—	1,878
Other consumer loans and leases	298	104	5	407

Subtotal - consumer loans and leases	10,080	17,196	7,771	35,047

Total	$25,075	41,249	12,892	79,216

TABLE 48: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,422	16,800
Commercial mortgage loans	1,502	4,126
Commercial construction loans	198	271
Commercial leases	2,855	—

Subtotal - commercial loans and leases	7,977	21,197

Residential mortgage loans	5,547	2,089
Home equity	1,086	7,981
Automobile loans	6,744	58
Credit card	624	729
Other consumer loans and leases	43	66

Subtotal - consumer loans and leases	14,044	10,923

Total	$22,021	32,120

Quantitative and Qualitative Disclosures About Market Risk (continued)

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $662 million, $822 million and $599 million as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during the third quarter of both 2011 and 2010. These decreases caused modeled prepayment speeds to increase, which led to $201 million in temporary impairment on servicing rights during the three months ended September 30, 2011, compared to $83 million in temporary impairment during the three months ended September 30, 2010. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Offsetting the mortgage servicing rights valuation, the Bancorp recognized net gains of $235 million on its non-qualifying hedging strategy for the three months ended September 30, 2011, compared to net gains of $129 million for the three months ended September 30, 2010. Net gains on the sale of securities related to the Bancorp’s non-qualifying hedging strategy were $6 million during the third quarter of 2011 and were immaterial during the third quarter of 2010. During the fourth quarter of 2011, the Bancorp assessed the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Based on this review, the Bancorp adjusted its MSR hedging strategy to exclude the hedging of MSRs related to certain mortgage loans originated in 2008 and prior, representing approximately 29% of the carrying value of the MSR portfolio as of September 30, 2011. The prepayment behavior of these loans is expected to be less sensitive to changes in interest rates as borrower credit characteristics and home price values have a greater impact based on changes in the market and underwriting environment. Thus, the predictive power of traditional prepayment models on these loans may not be reliable, which reduces the effectiveness of interest rate based hedge strategies. The Bancorp is exposed to prepayment risk on these loans in the event borrowers refinance at higher than expected levels due to government intervention or other factors. The Bancorp continues to monitor the performance of these MSRs and may decide to hedge this portion of the MSR portfolio in future periods. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2011, December 31, 2010 and September 30, 2010 was $392 million, $283 million and $332 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

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

Projected contractual maturities from loan and lease repayments are included in Table 47 of the Market Risk Management section of MD&A. Of the $16.2 billion of securities in the Bancorp’s available-for-sale portfolio at September 30, 2011, $4.8 billion in principal and interest is expected to be received in the next 12 months and an additional $3.0 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, see the Investment Securities section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or

Quantitative and Qualitative Disclosures About Market Risk (continued)

FNMA guidelines are sold for cash upon origination. Additional assets such as jumbo fixed-rate residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold loans totaling $3.3 billion and $10.0 billion, respectively, for the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, the Bancorp sold loans totaling $4.7 billion and $12.1 billion, respectively. For further information on the transfer of financial assets, see Note 10 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 80% of its average total assets for the third quarter of 2011 compared to 81% for the fourth quarter of 2010 and 80% for the third quarter of 2010. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under SEC rules. As of September 30, 2011, $6.1 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations; however, access to these markets may depend on market conditions. The Bancorp also has $19.0 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $27.5 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

On January 25, 2011, the Bancorp raised $1.7 billion in new common equity through the issuance of 121,428,572 shares of common stock in an underwritten offering at an initial price of $14.00 per share. Additionally, on January 25, 2011, the Bancorp sold $1.0 billion in aggregate principal amount of 3.625% Senior Notes due January 25, 2016. Notes 12 and 18 of the Notes to Condensed Consolidated Financial Statements provide additional information regarding the Senior Notes and common equity offerings, respectively.

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

As of November 9, 2011, the Bancorp had senior debt credit ratings of “Baa1” with Moody’s, “BBB” with Standard & Poor’s, “A-” with Fitch Ratings and “A (low)” with DBRS, Ltd. These ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. * Additional information on senior debt credit ratings is as follows:

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

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

On March 18, 2011, the Bancorp announced that the Federal Reserve Board did not object to the Bancorp’s capital plan submitted under the Federal Reserve’s Comprehensive Capital Analysis and Review. Pursuant to this plan, during June of 2011, the Bancorp redeemed certain trust preferred securities. The trust preferred securities redeemed related to the Fifth Third Capital Trust VII redeemed on June 15, 2011 with a principal balance of $400 million, First National Bankshares Statutory Trust I redeemed on June 30, 2011 with a principal balance of $40 million and R&G Capital Trust II, LLT redeemed on June 26, 2011 with a principal balance of $10 million. The trust preferred securities were a component of Tier I capital: however, these securities are being phased out of Tier I capital by the Dodd-Frank Act as discussed below.

Pursuant to the Bancorp’s capital plan discussed above, the Bancorp redeemed certain trust preferred securities on September 19, 2011, totaling $40 million, which related to the R&G Crown Cap Trust IV and First National Bankshares Statutory Trust II.

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

The 19 large bank holding companies assessed under SCAP were required to demonstrate that they met the 4% Tier I common equity ratio threshold for the period evaluated in the SCAP. The Bancorp exceeded this threshold for all periods presented. The Bancorp’s Tier I common equity ratio was 9.33% as of September 30, 2011, compared to 7.48% and 7.34% as of December 31, 2010 and September 30, 2010, respectively. The Bancorp manages the adequacy of its capital, including Tier I common equity, by conducting ongoing internal stress tests and ensuring the results are properly considered in capital planning. It is the intent of the Bancorp’s capital planning process to ensure that the Bancorp’s capital positions remain in excess of well-capitalized standards and any other regulatory requirements.

The Dodd-Frank Act requires more stringent prudential standards, including capital and liquidity requirements, for larger institutions. It addresses the quality of capital components by limiting the degree to which certain hybrid instruments can be included. The Dodd-Frank Act will phase out the inclusion of certain trust preferred securities as a component of Tier I capital beginning January 1, 2013. At September 30, 2011, the Bancorp’s Tier I capital included $2.3 billion of trust preferred securities representing approximately 221 bp of risk-weighted assets.

In December of 2010 and revised in June of 2011, the Basel Committee issued Basel III, a global regulatory framework, to enhance the international capital standards. It imposes a stricter definition of capital, with greater reliance on common equity and sets higher minimum capital requirements. It creates a new capital measure, Tier I common equity, which proposes changes to the current calculation of the Tier I common equity ratio by the Bancorp and several other financial institutions. The U.S. banking agencies are in the process of developing rules to implement the new capital standards as part of the Collins Amendment within the Dodd-Frank Act. Management believes that the Bancorp’s capital levels will continue to exceed U.S. “well-capitalized” standards, including the adoption of U.S. rules that incorporate changes under Basel III, to the extent applicable.

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

Quantitative and Qualitative Disclosures About Market Risk (continued)

TABLE 49: Capital Ratios

($ in millions)	September 30, 2011	December 31, 2010	September 30, 2010
Average equity as a percent of average assets	11.33%	12.52	12.38
Tangible equity as a percent of tangible assets (a)	8.98	10.42	10.04
Tangible common equity as a percent of tangible assets (a)	8.63	7.04	6.70

Tier I capital	$12,266	13,965	13,698
Total risk-based capital	16,663	18,178	18,077
Risk-weighted assets (b)	102,562	100,561	98,904

Regulatory capital ratios:
Tier I capital	11.96%	13.89	13.85
Total risk-based capital	16.25	18.08	18.28
Tier I leverage	11.08	12.79	12.54
Tier I common equity (a)	9.33	7.48	7.34

(a)	For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.
(b)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.08 and $0.01 during the third quarter of 2011 and 2010, respectively, and $0.20 and $0.03 during the nine months ended September 30, 2011 and 2010.

Under the agreement with the U.S. Treasury, as part of the CPP, the Bancorp had agreed to limitations on dividends and restrictions on repurchases of its common stock. These limitations and restrictions were in effect until the Bancorp redeemed all $3.4 billion of its Series F preferred stock held by the U.S. Treasury on February 2, 2011.

The Bancorp’s repurchase of common stock in the third quarter of 2011 is shown in the table below.

TABLE 50: Share Repurchases

Period	Total Number of Shares Purchases(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
July 1, 2011 - July 31, 2011	—	$—	—	19,201,518
August 1, 2011 - August 31, 2011	—	—	—	19,201,518
September 1, 2011 - September 30, 2011	—	—	—	19,201,518

Total	—	$—	—	19,201,518

(a)	The Bancorp repurchased 94,503 shares during the third quarter of 2011 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	In May 2007, the Bancorp announced that its Board of Directors had authorized management to purchase 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information. A discussion of these transactions is as follows:

Residential Mortgage Loan Sales

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Such provisions include the loan’s compliance with applicable loan criteria, including certain documentation standards per agreements with unrelated third parties. Additional reasons for the Bancorp having to repurchase the loans include appraisal standards with the collateral, fraud related to the loan application and the rescission of mortgage insurance. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of September 30, 2011, December 31, 2010 and September 30, 2010, the Bancorp maintained reserves related to these loans sold with the representation and warranty recourse provisions totalling $52 million, $85 million and $86 million, respectively. For further information on

Quantitative and Qualitative Disclosures About Market Risk (continued)

residential mortgage loans sold with representation and warranty recourse provisions, see Note 13 of the Notes to Condensed Consolidated Financial Statements.

For the three months ended September 30, 2011 and 2010, the Bancorp paid $23 million and $20 million, respectively, in the form of make whole payments and repurchased $37 million and $18 million, respectively, of loans to satisfy investor demands. For the nine months ended September 30, 2011 and 2010, the Bancorp paid $52 million and $32 million, respectively, in the form of make whole payments and repurchased $88 million and $50 million, respectively, of loans to satisfy investor demands. Total repurchase demand requests during the three months ended September 30, 2011 and 2010 were $84 million and $132 million, respectively. Total repurchase demand requests during the nine months ended September 30, 2011 and 2010 were $256 million and $282 million, respectively. Total outstanding repurchase demand inventory was $84 million at September 30, 2011, compared to $162 million at December 31, 2010 and $184 million at September 30, 2010.

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of non-performance by the underlying borrowers is equivalent to the total outstanding balance. In the event of non-performance, the Bancorp has rights to the underlying collateral value securing the loan. At September 30, 2011 the outstanding balances on these loans sold with credit recourse were $828 million, compared to $916 million at December 31, 2010 and $971 million at September 30, 2010. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $17 million at September 30, 2011and 2010 and $16 million at December 31, 2010; recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio. For further information on residential mortgage loans sold with credit recourse, see Note 13 of the Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $92 million at September 30, 2011 and $122 million at December 31, 2010 and September 30, 2010. The Bancorp maintained a reserve related to exposures within the reinsurance portfolio of $28 million as of September 30, 2011, $42 million as of December 31, 2010 and $37 million as of September 30, 2010. During the second quarter of 2010, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the second quarter of 2011, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $5 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $11 million and a decrease to the Bancorp’s maximum exposure of $27 million.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	September 30, 2011	December 31, 2010	September 30, 2010
Assets
Cash and due from banks (a)	$2,348	2,159	2,215
Available-for-sale and other securities (b)	16,227	15,414	15,975
Held-to-maturity securities (c)	337	353	354
Trading securities	189	294	320
Other short-term investments (a)	2,028	1,515	3,271
Loans held for sale (d)	1,840	2,216	2,733
Portfolio loans and leases:
Commercial and industrial loans	29,258	27,191	26,302
Commercial mortgage loans (a)	10,330	10,845	10,985
Commercial construction loans	1,213	2,048	2,349
Commercial leases	3,368	3,378	3,304
Residential mortgage loans(e)	10,249	8,956	7,975
Home equity (a)	10,920	11,513	11,774
Automobile loans (a)	11,593	10,983	10,738
Credit card	1,878	1,896	1,832
Other consumer loans and leases	407	681	750

Portfolio loans and leases	79,216	77,491	76,009
Allowance for loan and lease losses(a)	(2,439)	(3,004)	(3,194)

Portfolio loans and leases, net	76,777	74,487	72,815
Bank premises and equipment	2,410	2,389	2,377
Operating lease equipment	462	479	470
Goodwill	2,417	2,417	2,417
Intangible assets	45	62	72
Servicing rights	662	822	599
Other assets (a)	9,163	8,400	8,704

Total Assets	$114,905	111,007	112,322

Liabilities
Deposits:
Demand	$24,547	21,413	20,109
Interest checking	18,616	18,560	17,225
Savings	21,673	20,903	20,260
Money market	5,448	5,035	5,064
Other time	5,439	7,728	9,379
Certificates—$100,000 and over	3,092	4,287	5,515
Foreign office and other	3,232	3,722	3,810

Total deposits	82,047	81,648	81,362
Federal funds purchased	427	279	368
Other short-term borrowings	4,894	1,574	1,775
Accrued taxes, interest and expenses	1,307	889	869
Other liabilities (a)	3,372	2,979	3,082
Long-term debt (a)	9,800	9,558	10,953

Total Liabilities	101,847	96,927	98,409

Equity
Common stock (f)	2,051	1,779	1,779
Preferred stock (g)	398	3,654	3,642
Capital surplus (h)	2,780	1,715	1,707
Retained earnings	7,323	6,719	6,456
Accumulated other comprehensive income	542	314	432
Treasury stock	(65)	(130)	(132)

Total Bancorp shareholders’ equity	13,029	14,051	13,884
Noncontrolling interest	29	29	29

Total Equity	13,058	14,080	13,913

Total Liabilities and Equity	$114,905	111,007	112,322

(a)	Includes $35, $52, and $56 of cash, $7, $7 and $7 of other short-term investments, $29, $29 and $29 of commercial mortgage loans, $228, $241 and $248 of home equity loans, $334, $648 and $771 of automobile loans, ($10), ($14) and ($15) of ALLL, $3, $7 and $7 of other assets, $5, $12 and $17 of other liabilities and $270, $692 and $834 of long-term debt from consolidated VIEs that are included in their respective captions above at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. See Note 9.
(b)	Amortized cost of $15,427, $14,919 and $15,308 at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.
(c)	Fair value of $337, $353 and $354 at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.
(d)	Includes $1,593, $1,892 and $1,879 of residential mortgage loans held for sale measured at fair value at September 30, 2011, December 31, 2010, and September 30, 2010, respectively.
(e)	Includes $62, $46 and $42 of residential mortgage loans measured at fair value at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.
(f)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2011 – 919,778,512 (excludes 4,114,068 treasury shares), December 31, 2010 – 796,272,522 (excludes 5,231,666 treasury shares) and September 30, 2010 – 796,283,198 shares (excludes 5,220,989 treasury shares).
(g)	317,680 shares of undesignated no par value preferred stock are authorized of which none had been issued; 5.0% cumulative Series F perpetual preferred stock with a $25,000 liquidation preference: 136,320 issued and outstanding at December 31, 2010 and September 30, 2010, which were redeemed on February 2, 2011; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 16,450 issued and outstanding at September 30, 2011, 16,451 issued and outstanding at December 31, 2010 and September 30, 2010.
(h)	Includes a ten-year warrant initially valued at $239 to purchase up to 43,617,747 shares of common stock, no par value, related to Series F preferred stock, at an initial exercise price of $11.72 per share at December 31, 2010 and September 30, 2010, which was repurchased for $280 on March 16, 2011.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except per share data)	2011	2010	2011	2010
Interest Income
Interest and fees on loans and leases	$899	962	2,701	2,872
Interest on securities	155	161	455	506
Interest on other short-term investments	1	3	4	7

Total interest income	1,055	1,126	3,160	3,385
Interest Expense
Interest on deposits	84	141	287	473
Interest on other short-term borrowings	1	1	3	3
Interest on long-term debt	72	72	229	219

Total interest expense	157	214	519	695

Net Interest Income	898	912	2,641	2,690
Provision for loan and lease losses	87	457	368	1,372

Net Interest Income After Provision for Loan and Lease Losses	811	455	2,273	1,318

Noninterest Income
Mortgage banking net revenue	178	232	442	498
Service charges on deposits	134	143	384	435
Investment advisory revenue	92	90	285	267
Corporate banking revenue	87	86	268	260
Card and processing revenue	78	77	248	235
Other noninterest income	64	195	226	354
Securities gains, net	26	4	40	25
Securities gains, net—non-qualifying hedges on mortgage servicing rights	6	—	12	—

Total noninterest income	665	827	1,905	2,074
Noninterest Expense
Salaries, wages and incentives	369	360	1,085	1,046
Employee benefits	70	82	246	241
Net occupancy expense	75	72	226	222
Technology and communications	48	48	140	138
Card and processing expense	34	26	92	82
Equipment expense	28	30	85	91
Other noninterest expense	322	361	891	1,049

Total noninterest expense	946	979	2,765	2,869

Income Before Income Taxes	530	303	1,413	523
Applicable income tax expense	149	65	429	103

Net Income	381	238	984	420
Less: Net income attributable to noncontrolling interest	—	—	1	—

Net Income Attributable To Bancorp	381	238	983	420
Dividends on preferred stock	8	63	194	187

Net Income Available to Common Shareholders	$373	175	789	233

Earnings Per Share	$0.41	0.22	0.87	0.29
Earnings Per Diluted Share	$0.40	0.22	0.86	0.29

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interest	Total Equity
Balance at December 31, 2009	$1,779	3,609	1,743	6,326	241	(201)	13,497	—	13,497
Net income				420			420	—	420
Other comprehensive income					191		191		191

Comprehensive income							611	—	611
Cash dividends declared:
Common stock at $0.03 per share				(24)			(24)		(24)
Preferred stock				(154)			(154)		(154)
Accretion of preferred dividends, Series F		33		(33)			—		—
Stock-based compensation expense			33				33		33
Stock-based awards issued or exercised, including treasury shares issued			(10)			6	(4)		(4)
Restricted stock grants			(61)			61	—		—
Noncontrolling Interest								29	29
Impact of cumulative effect of change in accounting principle				(77)			(77)		(77)
Other			2	(2)		2	2		2

Balance at September 30, 2010	$1,779	3,642	1,707	6,456	432	(132)	13,884	29	13,913

Balance at December 31, 2010	$1,779	3,654	1,715	6,719	314	(130)	14,051	29	14,080
Net income				983			983	1	984
Other comprehensive income					228		228		228

Comprehensive income							1,211	1	1,212
Cash dividends declared:
Common stock at $0.20 per share				(184)			(184)		(184)
Preferred stock				(41)			(41)		(41)
Issuance of common stock	272		1,376				1,648		1,648
Redemption of preferred shares, Series F		(3,408)					(3,408)		(3,408)
Redemption of stock warrant			(280)				(280)		(280)
Accretion of preferred dividends, Series F		153		(153)			—		—
Stock-based compensation expense			39				39		39
Stock-based awards issued or exercised, including treasury shares issued			(13)			6	(7)		(7)
Restricted stock grants			(58)			58	—		—
Loans repaid related to the exercise of stock based awards, net			1				1		1
Other		(1)		(1)		1	(1)	(1)	(2)

Balance at September 30, 2011	$2,051	398	2,780	7,323	542	(65)	13,029	29	13,058

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended September 30,
($ in millions)	2011	2010
Operating Activities
Net income	$984	420
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	368	1,372
Depreciation, amortization and accretion	326	327
Stock-based compensation expense	39	33
Provision for deferred income taxes	363	134
Realized securities gains	(45)	(32)
Realized securities gains—non-qualifying hedges on mortgage servicing rights	(21)	—
Realized securities losses	5	7
Realized securities losses—non-qualifying hedges on mortgage servicing rights	9	—
Provision for mortgage servicing rights	228	189
Net (gains) losses on sales of loans and fair value adjustments on loans held for sale	(109)	80
Capitalized mortgage servicing rights	(155)	(180)
Proceeds from sales of loans held for sale	9,991	12,495
Loans originated for sale, net of repayments	(9,389)	(12,485)
Dividends representing return on equity method investments	10	19
Excess tax benefit related to stock-based compensation	(1)	(4)
Net change in:
Trading securities	102	37
Other assets	(148)	(93)
Accrued taxes, interest and expenses	(11)	(105)
Other liabilities	113	77

Net Cash Provided by Operating Activities	2,659	2,291

Investing Activities
Sales:
Available-for-sale securities	1,722	2,039
Loans	263	224
Disposal of bank premises and equipment	30	6
Repayments / maturities:
Available-for-sale securities	2,581	3,350
Held-to-maturity securities	14	1
Purchases:
Available-for-sale securities	(4,819)	(3,808)
Held-to-maturity securities	—	(1)
Bank premises and equipment	(218)	(151)
Restricted cash from the initial consolidation of variable interest entities	—	63
Dividends representing return of equity method investments	17	9
Net change in:
Other short-term investments	(513)	105
Loans and leases	(3,192)	(274)
Operating lease equipment	(14)	(2)

Net Cash (Used in) Provided by Investing Activities	(4,129)	1,561

Financing Activities
Net change in:
Core deposits	1,501	(733)
Certificates - $100,000 and over, including other foreign office	(1,102)	(2,197)
Federal funds purchased	148	186
Other short-term borrowings	3,320	239
Dividends paid on common shares	(118)	(24)
Dividends paid on preferred shares	(41)	(154)
Proceeds from issuance of long-term debt	1,494	13
Repayment of long-term debt	(1,497)	(1,320)
Issuance of common shares	1,648	—
Redemption of preferred shares, Series F	(3,408)	—
Redemption of stock warrant	(280)	—
Excess tax benefit related to stock-based compensation	1	4
Capital contribution from noncontrolling interest	—	30
Other	(7)	1

Net Cash Provided By (Used In) Financing Activities	1,659	(3,955)

Increase (Decrease) in Cash and Due from Banks	189	(103)
Cash and Due from Banks at Beginning of Period	2,159	2,318

Cash and Due from Banks at End of Period	$2,348	2,215

See Notes to Condensed Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to noncash investing and financing activities.

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2011 and 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010, the cash flows for the nine months ended September 30, 2011 and 2010 and the changes in equity for the nine months ended September 30, 2011 and 2010. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the latest annual financial statements. The results of operations for the three and nine months ended September 30, 2011 and 2010 and the cash flows and changes in equity for the nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2010 has been derived from the annual audited Consolidated Financial Statements of the Bancorp.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to noncash investing and financing activities are presented in the following table for the nine months ended September 30:

($ in millions)	2011	2010
Cash payments:
Interest	$525	726
Income taxes	45	76

Transfers:
Portfolio loans to held for sale loans	115	650
Held for sale loans to portfolio loans	24	152
Portfolio loans to OREO	262	532
Held for sale loans to OREO	38	50

Impact of change in accounting principle:
Decrease in available-for-sale securities, net	—	941
Increase in portfolio loans	—	2,217
Decrease in demand deposits	—	18
Increase in other short-term borrowings	—	122
Increase in long-term debt	—	1,344

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued amended guidance clarifying whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties, for purposes of determining whether a restructuring constitutes a TDR. The amended guidance also requires the Bancorp to disclose new information about TDR’s, including qualitative and quantitative information by portfolio segment and class. The amended guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011, and for purposes of identifying TDR’s under the amended guidance, has been applied retrospectively to January 1, 2011. The amended guidance for identifying TDRs did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements. The new disclosures required under the amended guidance are included in Note 6.

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

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

Testing Goodwill for Impairment

In September 2011, the FASB issued amended guidance on testing goodwill for impairment. The amended guidance simplifies how the Bancorp is required to test goodwill for impairment and permits the Bancorp to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Bancorp determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. However, if the Bancorp concludes otherwise, it would then be required to perform step 1 of the goodwill impairment test, and continue to step 2, if necessary. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

4. Securities

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and held-to-maturity securities portfolios as of:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2011 ($ in millions)	Cost	Gains	Losses	Value
Available-for-sale and other:
U.S. Treasury and government agencies	$201	1	—	202
U.S. Government sponsored agencies	1,808	182	—	1,990
Obligations of states and political subdivisions	101	4	—	105
Agency mortgage-backed securities	10,413	605	(1)	11,017
Other bonds, notes and debentures	1,567	17	(11)	1,573
Other securities(a)	1,337	3	—	1,340

Total	$15,427	812	(12)	16,227

Held-to-maturity:
Obligations of states and political subdivisions	$335	—	—	335
Other debt securities	2	—	—	2

Total	$337	—	—	337

	Amortized	Unrealized	Unrealized	Fair
December 31, 2010 ($ in millions)	Cost	Gains	Losses	Value
Available-for-sale and other:
U.S. Treasury and government agencies	$225	5	—	230
U.S. Government sponsored agencies	1,564	81	—	1,645
Obligations of states and political subdivisions	170	2	—	172
Agency mortgage-backed securities	10,570	435	(32)	10,973
Other bonds, notes and debentures	1,338	19	(15)	1,342
Other securities(a)	1,052	—	—	1,052

Total	$14,919	542	(47)	15,414

Held-to-maturity:
Obligations of states and political subdivisions	$348	—	—	348
Other debt securities	5	—	—	5

Total	$353	—	—	353

	Amortized	Unrealized	Unrealized	Fair
September 30, 2010 ($ in millions)	Cost	Gains	Losses	Value
Available-for-sale and other:
U.S. Treasury and government agencies	$300	11	—	311
U.S. Government sponsored agencies	1,691	160	—	1,851
Obligations of states and political subdivisions	191	4	—	195
Agency mortgage-backed securities	10,878	473	(4)	11,347
Other bonds, notes and debentures	995	28	(5)	1,018
Other securities(a)	1,253	—	—	1,253

Total	$15,308	676	(9)	15,975

Held-to-maturity:
Obligations of states and political subdivisions	$349	—	—	349
Other debt securities	5	—	—	5

Total	$354	—	—	354

(a)	Other securities consist of FHLB and FRB restricted stock holdings of $497 and $345, respectively, at September 30, 2011, $524 and $344, respectively, at December 31, 2010, and $551 and $343, respectively, at September 30, 2010, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2011	2010	2011	2010
Realized gains	$48	3	65	31
Realized losses	(9)	(3)	(9)	(7)

Net realized gains	$39	—	56	24

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Trading securities totaled $189 million as of September 30, 2011, compared to $294 million at December 31, 2010 and $320 million at September 30, 2010. Gross realized gains on trading securities were immaterial for the three months ended September 30, 2011 and September 30, 2010, $1 million for the nine months ended September 30, 2011, and immaterial for the nine months ended September 30, 2010. Gross realized losses were immaterial for the three months ended September 30, 2011 and September 30, 2010, $1 million for the nine months ended September 30, 2011 and immaterial for the nine months ended September 30, 2010. Gross unrealized gains on trading securities were immaterial at September 30, 2011 and September 30, 2010 and were $8 million at December 31, 2010. Gross unrealized losses on trading securities were $8 million at September 30, 2011 and December 31, 2010, and $10 million at September 30, 2010.

At September 30, 2011, December 31, 2010, and September 30, 2010, securities with a fair value of $11.6 billion, $11.3 billion, and $12.0 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2011, by contractual maturity, are shown in the following table:

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Under 1 year	$898	918	59	59
1-5 years	11,387	11,999	244	244
5-10 years	1,768	1,935	18	18
Over 10 years	37	35	16	16
Other securities	1,337	1,340	—	—

Total	$15,427	16,227	337	337

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
($ in millions)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2011
U.S. Treasury and government agencies	$100	—	—	—	100	—
U.S. Government sponsored agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	3	—	3	—
Agency mortgage-backed securities	27	—	11	(1)	38	(1)
Other bonds, notes and debentures	622	(6)	45	(5)	667	(11)
Other securities	—	—	—	—	—	—

Total	$749	(6)	59	(6)	808	(12)

December 31, 2010
U.S. Treasury and government agencies	$—	—	1	—	1	—
U.S. Government sponsored agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	11	—	4	—	15	—
Agency mortgage-backed securities	1,555	(32)	—	—	1,555	(32)
Other bonds, notes and debentures	563	(10)	47	(5)	610	(15)
Other securities	—	—	—	—	—	—

Total	$2,129	(42)	52	(5)	2,181	(47)

September 30, 2010
U.S. Treasury and government agencies	$75	—	1	—	76	—
U.S. Government sponsored agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	1	—	3	—	4	—
Agency mortgage-backed securities	995	(4)	—	—	995	(4)
Other bonds, notes and debentures	1	—	50	(5)	51	(5)
Other securities	—	—	—	—	—	—

Total	$1,072	(4)	54	(5)	1,126	(9)

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

For debt securities, if the Bancorp intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred and the Bancorp must recognize through earnings the entire OTTI, which is calculated as the difference between the fair value of the debt security and its amortized cost basis. However, even if the Bancorp does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Bancorp must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized within noninterest income and the non-credit component is recognized through accumulated other comprehensive income. The Bancorp recognized $9 million of OTTI on its available-for-sale securities during the three and nine months ended September 30, 2011 and no OTTI was recognized on held-to-maturity debt securities. The Bancorp recognized $3 million of OTTI on its available-for-sale debt securities during the three and nine months ended September 30, 2010 and no OTTI was recognized on held-to-maturity debt securities. Additionally, at September 30, 2011 an immaterial percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities, compared to approximately one percent at December 31, 2010 and three percent at September 30, 2010.

For equity securities, the Bancorp’s management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Bancorp’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the fair value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within noninterest income in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2011 and 2010, the Bancorp did not recognize OTTI on any of its available-for-sale equity securities.

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

The following table provides a summary of the total loans and leases classified by primary purpose as of:

	September 30,	December 31,	September 30,
($ in millions)	2011	2010	2010
Loans and leases held for sale:
Commercial and industrial loans	$66	83	200
Commercial mortgage loans	105	147	348
Commercial construction loans	26	63	151
Residential mortgage loans	1,629	1,901	2,014
Other consumer loans and leases	14	22	20

Total loans and leases held for sale	$1,840	2,216	2,733

Portfolio loans and leases:
Commercial and industrial loans	$29,258	27,191	26,302
Commercial mortgage loans	10,330	10,845	10,985
Commercial construction loans	1,213	2,048	2,349
Commercial leases	3,368	3,378	3,304

Total commercial loans and leases	44,169	43,462	42,940

Residential mortgage loans	10,249	8,956	7,975
Home equity	10,920	11,513	11,774
Automobile loans	11,593	10,983	10,738
Credit card	1,878	1,896	1,832
Other consumer loans and leases	407	681	750

Total consumer loans and leases	35,047	34,029	33,069

Total portfolio loans and leases	$79,216	77,491	76,009

Total portfolio loans and leases are recorded net of unearned income, which totaled $944 million as of September 30, 2011, and $1.0 billion as of December 31, 2010 and September 30, 2010. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $35 million as of September 30, 2011 and net discounts of $19 million and $21 million as of December 31, 2010 and September 30, 2010 respectively.

The following table presents a summary of the total loans and leases owned by the Bancorp as of and for the nine months ended September 30:

			Balance of Loans 90		Net
	Balance		Days or More Past Due		Charge-Offs
($ in millions)	2011	2010	2011	2010	2011	2010
Commercial and industrial loans	$29,324	26,502	$9	29	$215	502
Commercial mortgage loans	10,435	11,333	9	29	148	445
Commercial construction loans	1,239	2,500	44	5	80	242
Commercial leases	3,368	3,304	1	1	(2)	5
Residential mortgage loans	11,878	9,989	91	111	137	377
Home equity loans	10,920	11,774	83	87	168	199
Automobile loans	11,593	10,738	9	13	40	69
Other consumer loans and leases	2,299	2,602	28	42	147	133

Total loans and leases	$81,056	78,742	$274	317	$933	1,972

Less: Loans held for sale	$1,840	2,733

Total portfolio loans and leases	$79,216	76,009

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

Allowance for Loan and Lease Losses

The following table summarizes transactions in the ALLL:

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2011	2010	2011	2010
Balance, beginning of period	$2,614	3,693	3,004	3,749
Impact of change in accounting principle	—	—	—	45
Losses charged off	(294)	(992)	(1,034)	(2,086)
Recoveries of losses previously charged off	32	36	101	114
Provision for loan and lease losses	87	457	368	1,372

Balance, end of period	$2,439	3,194	2,439	3,194

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended September 30, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,764	268	452	130	2,614
Losses charged off	(146)	(38)	(110)	—	(294)
Recoveries of losses previously charged off	10	2	20	—	32
Provision for loan and lease losses	21	1	46	19	87

Balance, end of period	$1,649	233	408	149	2,439

For the nine months ended September 30, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,989	310	555	150	3,004
Losses charged off	(480)	(142)	(412)	—	(1,034)
Recoveries of losses previously charged off	39	5	57	—	101
Provision for loan and lease losses	101	60	208	(1)	368

Balance, end of period	$1,649	233	408	149	2,439

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of September 30, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$221	130	65	—	416
Collectively evaluated for impairment	1,427	102	343	—	1,872
Loans acquired with deteriorated credit quality	1	1	—	—	2
Unallocated	—	—	—	149	149

Total ALLL	$1,649	233	408	149	2,439

Loans and leases:(b)
Individually evaluated for impairment	$1,225	1,237	581	—	3,043
Collectively evaluated for impairment	42,941	8,940	24,217	—	76,098
Loans acquired with deteriorated credit quality	3	10	—	—	13

Total portfolio loans and leases	$44,169	10,187	24,798	—	79,154

(a)	Includes $14 related to leveraged leases.
(b)	Excludes $62 of residential mortgage loans measured at fair value, and includes $1,018 of leveraged leases, net of unearned income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

		Residential
As of December 31, 2010 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$209	119	107	—	435
Collectively evaluated for impairment	1,779	189	448	—	2,416
Loans acquired with deteriorated credit quality	1	2	—	—	3
Unallocated	—	—	—	150	150

Total ALLL	$1,989	310	555	150	3,004

Loans and leases:(b)
Individually evaluated for impairment	$1,076	1,180	651	—	2,907
Collectively evaluated for impairment	42,382	7,718	24,414	—	74,514
Loans acquired with deteriorated credit quality	4	12	8	—	24

Total portfolio loans and leases	$43,462	8,910	25,073	—	77,445

(a)	Includes $15 related to leveraged leases.
(b)	Excludes $46 of residential mortgage loans measured at fair value, and includes $1,039 of leveraged leases, net of unearned income.

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

The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

		Special
As of September 30, 2011 ($ in millions)	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$25,510	1,598	2,023	127	29,258
Commercial mortgage loans owner-occupied	4,080	562	785	19	5,446
Commercial mortgage loans nonowner-occupied	3,293	550	1,013	28	4,884
Commercial construction loans	418	258	511	26	1,213
Commercial leases	3,298	42	27	1	3,368

Total	$36,599	3,010	4,359	201	44,169

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

December 31, 2010 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$23,147	1,406	2,541	97	27,191
Commercial mortgage loans owner-occupied	4,034	430	854	22	5,340
Commercial mortgage loans nonowner-occupied	3,620	647	1,174	64	5,505
Commercial construction loans	1,034	416	540	58	2,048
Commercial leases	3,269	60	48	1	3,378

Total	$35,104	2,959	5,157	242	43,462

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card, and other consumer loans and leases. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans. Residential mortgage loans that have principal and interest payments that have become past due 150 days are classified as nonperforming unless such loans are both well secured and in the process of collection. Home equity loans with principal and interest payments that have become past due 180 days are classified as nonperforming unless such loans are both well secured and in the process of collection. Automobile and other consumer loans and leases that have principal and interest payments that have become past due 120 days are classified as nonperforming unless the loan is both well secured and in the process of collection. Credit card loans that have been modified in a TDR are classified as nonperforming unless such loans have a sustained repayment performance of six months or greater and are reasonably assured of repayment in accordance with the restructured terms. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance. The following table summarizes the credit risk profile of the Bancorp’s residential mortgage and consumer portfolio segments, by class:

	September 30, 2011		December 31, 2010
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$9,911	276	8,642	268
Home equity	10,862	58	11,457	56
Automobile loans	11,591	2	10,980	3
Credit card	1,832	46	1,841	55
Other consumer loans and leases	406	1	597	84

Total	$34,602	383	33,517	466

(a)	Excludes $62 and $46 of loans measured at fair value at September 30, 2011 and December 31, 2010, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of September 30, 2011 ($ in millions)	Current Loans and Leases	30-89 Days	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$28,949	57	252	309	29,258	9
Commercial mortgage owner-occupied loans	5,291	35	120	155	5,446	2
Commercial mortgage nonowner-occupied loans	4,629	73	182	255	4,884	7
Commercial construction loans	1,024	11	178	189	1,213	44
Commercial leases	3,355	3	10	13	3,368	1
Residential mortgage loans(a) (b)	9,721	107	359	466	10,187	91
Consumer:
Home equity	10,651	128	141	269	10,920	83
Automobile loans	11,514	67	12	79	11,593	9
Credit card	1,777	32	69	101	1,878	28
Other consumer loans and leases	405	1	1	2	407	—

Total portfolio loans and leases(a)	$77,316	514	1,324	1,838	79,154	274

(a)	Excludes $62 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of September 30, 2011, $33 of these loans were 30-89 days past due and $291 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses for the three and nine months ended September 30, 2011 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.

		Past Due
As of December 31, 2010 ($ in millions)	Current Loans and Leases	30-89 Days	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$26,687	201	303	504	27,191	16
Commercial mortgage owner-occupied loans	5,151	50	139	189	5,340	8
Commercial mortgage nonowner-occupied loans	5,252	38	215	253	5,505	3
Commercial construction loans	1,831	72	145	217	2,048	3
Commercial leases	3,361	10	7	17	3,378	—
Residential mortgage loans(a) (b)	8,404	138	368	506	8,910	100
Consumer:
Home equity	11,220	148	145	293	11,513	89
Automobile loans	10,872	96	15	111	10,983	13
Credit card	1,771	35	90	125	1,896	42
Other consumer loans and leases	672	3	6	9	681	—

Total portfolio loans and leases(a)	$75,221	791	1,433	2,224	77,445	274

(a)	Excludes $46 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2010, $55 of these loans were 30-89 days past due and $284 were 90 days or more past due.
(c)	Includes accrual and nonaccrual loans and leases.

Impaired Loans and Leases

Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp also performs an individual review on loans that are restructured in a troubled debt restructuring. The Bancorp considers the current value of collateral, credit quality of any guarantees, the loan structure, and other factors when evaluating whether an individual loan is impaired. Other factors may include the geography and industry of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower, and the Bancorp’s evaluation of the borrower’s management. Smaller-balance homogenous loans that are collectively evaluated for impairment are not included in the following tables.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Bancorp’s impaired loans and leases (by class) that were subject to individual review:

	Unpaid
As of September 30, 2011	Principal	Recorded
($ in millions)	Balance	Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$490	375		169
Commercial mortgage owner-occupied loans	49	36		5
Commercial mortgage nonowner-occupied loans	192	128		24
Commercial construction loans	155	102		19
Commercial leases	14	14		5
Restructured residential mortgage loans	1,106	1,055		131
Restructured consumer:
Home equity	399	395		46
Automobile loans	37	37		5
Credit card	101	90		14
Other consumer loans and leases	3	3		—

Total impaired loans with a related allowance	$2,546	2,235		418

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$296	233		—
Commercial mortgage owner-occupied loans	100	86		—
Commercial mortgage nonowner-occupied loans	166	142		—
Commercial construction loans	171	106		—
Commercial leases	6	6		—
Restructured residential mortgage loans	237	192		—
Restructured consumer:
Home equity	54	51		—
Automobile loans	5	5		—

Total impaired loans with no related allowance	1,035	821		—

Total impaired loans	$3,581	3,056	(a)	418

(a)	Includes $347, $1,103 and $500, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $189, $134 and $81, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

The following table summarizes the Bancorp’s average impaired loans and leases and interest income by class for the three and nine months ended September 30, 2011:

	For the three months ended September 30, 2011		For the nine months ended September 30, 2011
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$540	15	524	40
Commercial mortgage owner-occupied loans	116	5	121	15
Commercial mortgage nonowner-occupied loans	287	9	294	25
Commercial construction loans	190	8	185	19
Commercial leases	18	—	22	—
Restructured residential mortgage loans	1,243	13	1,219	34
Restructured consumer:
Home equity	446	17	445	34
Automobile loans	42	1	40	2
Credit card	95	1	97	3
Other consumer loans and leases	28	—	43	—

Total impaired loans	$3,005	69	2,990	172

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Bancorp’s impaired loans and leases (by class) that were subject to individual review:

	Unpaid
As of December 31, 2010	Principal	Recorded
($ in millions)	Balance	Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$404	291		128
Commercial mortgage owner-occupied loans	49	37		4
Commercial mortgage nonowner-occupied loans	386	202		40
Commercial construction loans	240	150		31
Commercial leases	15	15		7
Restructured residential mortgage loans	1,126	1,071		121
Restructured consumer:
Home equity	400	397		53
Automobile loans	33	32		5
Credit card	100	100		18
Other consumer loans and leases	78	78		31

Total impaired loans with a related allowance	$2,831	2,373		438

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$194	153		—
Commercial mortgage owner-occupied loans	113	99		—
Commercial mortgage nonowner-occupied loans	126	108		—
Commercial construction loans	24	8		—
Commercial leases	17	17		—
Restructured residential mortgage loans	146	121		—
Restructured consumer:
Home equity	48	46		—
Automobile loans	6	6		—

Total impaired loans with no related allowance	674	558		—

Total impaired loans	$3,505	2,931	(a)	438

(a)	Includes $228, $1,066 and $492, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $141, $116 and $90, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

During the three and nine months ended September 30, 2010, interest income of $53 million and $164 million, respectively, was recognized on impaired loans that had an average balance of $3.1 billion for both periods.

Nonperforming Assets

The following table summarizes the Bancorp’s nonperforming assets as of:

	September 30,	December 31,	September 30,
($ in millions)	2011	2010	2010
Nonaccrual loans and leases	$1,134	1,333	1,378
Restructured nonaccrual loans and leases	404	347	206

Total nonperforming loans and leases	1,538	1,680	1,584
OREO and other repossessed property(a)	406	494	498

Total nonperforming assets(b)	1,944	2,174	2,082

Total loans and leases 90 days past due and still accruing	$274	274	317

(a)	Excludes $58, $38 and $35 of OREO related to government insured loans at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.
(b)	Excludes $197, $294 and $699 of nonaccrual loans held for sale at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table summarizes the Bancorp’s nonperforming loans and leases, by class, as of:

	September 30,	December 31,
($ in millions)	2011	2010
Commercial:
Commercial and industrial loans	$562	568
Commercial mortgage owner-occupied loans	168	168
Commercial mortgage nonowner-occupied loans	239	267
Commercial construction loans	168	192
Commercial leases	18	19

Total commercial loans and leases	1,155	1,214

Residential mortgage loans	276	268
Consumer:
Home equity	58	56
Automobile loans	2	3
Credit card	46	55
Other consumer loans and leases	1	84

Total consumer loans and leases	107	198

Total nonperforming loans and leases(a)	$1,538	1,680

(a)	Excludes $197 and $294 of nonaccrual loans held for sale at September 30, 2011 and December 31, 2010, respectively.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Typically, these modifications reduce the loan interest rate, extend the loan term, or in limited circumstances, reduce their principal balance of the loan. These modifications are classified as TDRs.

Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) at a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the face amount of the loan or the loan’s accrued interest. Upon modification, an impairment loss is recognized as an increase to the ALLL and is measured as the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original, effective yield of the loan. If a portion of the original loan’s face amount is determined to be uncollectible at the time of modification, or if the TDR involves a reduction of the face amount of the loan or the loan’s accrued interest, that amount is charged off to the ALLL.

The following table provides a summary of loans modified in a TDR by the Bancorp during the three months ended September 30, 2011:

($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	7	$33	(2)	—
Commercial mortgage owner-occupied loans	7	5	(4)	—
Commercial mortgage nonowner-occupied loans	15	44	(4)	—
Commercial construction loans	4	22	—	—
Residential mortgage loans	384	79	8	—
Consumer:
Home equity	347	21	1	—
Automobile loans	371	7	1	—
Credit card	2,781	17	2	—

Total portfolio loans and leases	3,916	$228	2	—

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
(b)	Represents number of loans post-modification.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table provides a summary of loans modified in a TDR by the Bancorp during the nine months ended September 30, 2011:

($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	35	$113	2	1
Commercial mortgage owner-occupied loans	15	20	(6)	7
Commercial mortgage nonowner-occupied loans	28	77	(17)	3
Commercial construction loans	9	43	(4)	—
Commercial leases	2	—	—	—
Residential mortgage loans	1,273	255	26	—
Consumer:
Home equity	999	61	1	—
Automobile loans	1,135	21	2	—
Credit card	9,188	61	9	—

Total portfolio loans and leases	12,684	$651	13	11

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
(b)	Represents number of loans post-modification.

The Bancorp considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. The following table provides a summary of subsequent defaults that occurred during the three months ended September 30, 2011 and within 12 months of the restructuring date:

($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	1	$13
Commercial mortgage nonowner-occupied loans	2	1
Commercial construction loans	1	1
Residential mortgage loans	75	12
Consumer:
Home equity	49	3
Automobile loans	8	—
Credit card	14	—

Total portfolio loans and leases	150	$30

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

The following table provides a summary of subsequent defaults that occurred during the nine months ended September 30, 2011 and within 12 months of the restructuring date:

($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	7	$20
Commercial mortgage owner-occupied loans	3	1
Commercial mortgage nonowner-occupied loans	7	5
Commercial construction loans	5	7
Commercial leases	5	3
Residential mortgage loans	235	39
Consumer:
Home equity	172	11
Automobile loans	20	1
Credit card	60	1

Total portfolio loans and leases	514	$88

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

7. Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period, in addition to purchase accounting adjustments related to previous acquisitions. During the fourth quarter of 2008, the Bancorp determined that the Commercial Banking and Consumer Lending segments’ goodwill carrying amounts exceeded their associated implied fair values by $750 million and $215 million, respectively. The resulting $965 million goodwill impairment charge was recorded in the fourth quarter of 2008 and represents the total amount of accumulated impairment losses as of September 30, 2011. Changes in the net carrying amount of goodwill, by reporting unit, for the nine months ended September 30, 2011 and 2010 were as follows:

	Commercial	Branch	Consumer	Investment
($ in millions)	Banking	Banking	Lending	Advisors	Total
Net carrying value as of December 31, 2010:	$613	1,656	—	148	2,417
Acquisition activity	—	—	—	—	—

Net carrying value as of September 30, 2011:	$613	1,656	—	148	2,417

Net carrying value as of December 31, 2009:	$613	1,656	—	148	2,417
Acquisition activity	—	—	—	—	—

Net carrying value as of September 30, 2010:	$613	1,656	—	148	2,417

The Bancorp evaluates goodwill at the business segment level for impairment as the Bancorp’s segments have been determined to be reporting units under U.S. GAAP. The Bancorp conducts its evaluation of goodwill impairment as of September 30th each year, and more frequently if events or circumstances indicate that there may be impairment. The Bancorp completed its annual goodwill impairment test as of September 30, 2011 and determined that no impairment existed. In Step 1 of the goodwill impairment test, the Bancorp compared the fair value of each reporting unit to its carrying amount, including goodwill. To determine the fair value of a reporting unit, the Bancorp employed an income-based approach utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. The Bancorp believes that this DCF method, using management projections for the respective reporting units and an appropriate risk adjusted discount rate, is most reflective of a market participant’s view of fair values given current market conditions. Under the DCF method, the forecasted cash flows were developed for each reporting unit by considering several key business drivers such as new business initiatives, client retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations.

The long-term growth rate used in determining the terminal value of each reporting unit was estimated at three percent based on the Bancorp’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation. Discount rates were estimated based on a Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and in some cases, unsystematic risk and size premium adjustments specific to a particular reporting unit. The discount rates used to develop the estimated fair value of the reporting units were as follows:

Discount Rate
Commercial Banking	16.9%
Branch Banking	15.9%
Investment Advisors	18.7%

Based on the results of the Step 1 test, the Bancorp determined that the fair value of the Commercial Banking, Branch Banking, and Investment Advisors segments exceeded their respective carrying values, and consequently, no further testing was required.

The Step 1 analysis prepared for the Bancorp’s segments resulted in the fair values of the Commercial Banking and Branch Banking segments exceeding their carrying values, including goodwill, by 9% and 4% respectively, while the fair value of the Investment Advisors segment substantially exceeded its carrying value, including goodwill.

The long-term growth rate required to avoid failing Step 1 for the Commercial Banking reporting unit, with all other assumptions held constant, was 0.3%. Other key assumptions used in forecasting cash flows for the Commercial Banking reporting unit include commercial loan portfolio growth as well as long-term credit loss rates, which are based on long-term historical loss rates and management’s expectation of long-term credit quality within the portfolio.

The long-term growth rate required to avoid failing Step 1 for the Branch Banking reporting unit, with all other assumptions held constant, was 1.4%. Other key assumptions used in forecasting cash flows for the Branch Banking reporting unit include deposit growth assumptions, forecasted spreads earned on the unit’s deposits, and the impact of recent and anticipated regulatory changes affecting retail banking.

The Bancorp forecasts its deposit growth based on expected growth in loan demand as well as availability and expected use of alternative funding sources over that period. The earnings spread assumption on deposits is based on forward LIBOR rates and the sensitivity of the Bancorp’s deposit rates to changes in LIBOR. The Bancorp also considered the potential impact of recent and anticipated regulatory changes

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

that will impact overdraft revenue, debit interchange revenue and credit card revenue for the remainder of 2011 and beyond. Changes in these key assumptions and inputs to these key assumptions could negatively impact the fair value of the Commercial Banking and Branch Banking reporting units in future periods. These changes would include unanticipated regulatory changes, movement in interest rates and economic trends affecting the segments’ profitability.

8. Intangible Assets

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at September 30, 2011 of 3.8 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For more information on servicing rights, see Note 10. The details of the Bancorp’s intangible assets are shown in the following table.

	Gross Carrying	Accumulated	Valuation	Net Carrying
($ in millions)	Amount	Amortization	Allowance	Amount
As of September 30, 2011:
Mortgage servicing rights	$2,440	(1,234)	(544)	662
Core deposit intangibles	439	(404)	—	35
Other	44	(34)	—	10

Total intangible assets	$2,923	(1,672)	(544)	707

As of December 31, 2010:
Mortgage servicing rights	$2,284	(1,146)	(316)	822
Core deposit intangibles	439	(389)	—	50
Other	44	(32)	—	12

Total intangible assets	$2,767	(1,567)	(316)	884

As of September 30, 2010:
Mortgage servicing rights	$2,167	(1,099)	(469)	599
Core deposit intangibles	487	(428)	—	59
Other	53	(40)	—	13

Total intangible assets	$2,707	(1,567)	(469)	671

As of September 30, 2011, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ending September 30, 2011 and 2010 was $39 million and $53 million, respectively. For the nine months ended September 30, 2011 and 2010, amortization expense was $105 million and $124 million, respectively. Estimated amortization expense for the years ending December 31, 2011 through 2015 is as follows:

	Mortgage	Other
($ in millions)	Servicing Rights	Intangible Assets	Total
Remainder of 2011	$70	4	74
2012	235	13	248
2013	181	8	189
2014	142	4	146
2015	112	2	114

9. Variable Interest Entities

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interest included in the Bancorp’s Condensed Consolidated Balance Sheets as of:

September 30, 2011 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investment	Total
Assets:
Cash and due from banks	$5	30	—	35
Other short-term investments	—	7	—	7
Commercial mortgage loans	—	—	29	29
Home equity	228	—	—	228
Automobile loans	—	334	—	334
ALLL	(5)	(4)	(1)	(10)
Other assets	1	1	1	3

Total assets	229	368	29	626

Liabilities:
Other liabilities	$—	5	—	5
Long-term debt	26	244	—	270

Total liabilities	$26	249	—	275

Noncontrolling interest			29	29

December 31, 2010 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investment	Total
Assets:
Cash and due from banks	$7	45	—	52
Other short-term investments	—	7	—	7
Commercial mortgage loans	—	—	29	29
Home equity	241	—	—	241
Automobile loans	—	648	—	648
ALLL	(5)	(8)	(1)	(14)
Other assets	1	5	1	7

Total assets	244	697	29	970

Liabilities:
Other liabilities	$—	12	—	12
Long-term debt	133	559	—	692

Total liabilities	$133	571	—	704

Noncontrolling interest			29	29

September 30, 2010 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investment	Total
Assets:
Cash and due from banks	$5	51	—	56
Other short-term investments	—	7	—	7
Commercial mortgage loans	—	—	29	29
Home equity	248	—	—	248
Automobile loans	—	771	—	771
ALLL	(5)	(9)	(1)	(15)
Other assets	1	5	1	7

Total assets	249	825	29	1,103

Liabilities:
Other liabilities	$—	17	—	17
Long-term debt	147	687	—	834

Total liabilities	$147	704	—	851

Noncontrolling interest			29	29

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

The economic performance of the VIEs is most significantly impacted by the performance of the underlying loans. The principal risks to which the entities are exposed include credit risk and interest rate risk. Credit risk is managed through credit enhancement in the form of reserve accounts, overcollateralization, excess interest on the loans, the subordination of certain classes of asset-backed securities to other classes, and in the case of the home equity transaction, an insurance policy with a third party guaranteeing payment of accrued and unpaid interest and principal on the securities. Interest rate risk is managed by interest rate swaps between the VIEs and third parties.

CDC Investment

CDC, a wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp serves as the managing member of one LLC invested in a business revitalization project. The Bancorp has provided an indemnification guarantee to the investor member of this LLC related to the qualification of tax credits generated by investor member’s investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated this VIE. As a result, the VIE is presented as a noncontrolling interest in the Bancorp’s Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interest in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity. Additionally, the net income attributable to the noncontrolling interest is reported separately in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to this indemnification at September 30, 2011 is $8 million, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Bancorp’s Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds a variable interest, but is not the primary beneficiary to the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

As of September 30, 2011 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,270	278	1,270
Private equity investments	117	—	295
Money market funds	61	—	70
Loans provided to VIEs	1,220	—	2,001
Restructured loans	11	—	13

As of December 31, 2010 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,241	286	1,241
Private equity investments	129	3	322
Money market funds	148	—	158
Loans provided to VIEs	1,175	—	1,908
Restructured loans	12	—	13

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

As of September 30, 2010 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,140	240	1,140
Private equity investments	117	—	293
Loans provided to VIEs	1,135	—	1,684
Restructured loans	26	—	27

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

The Bancorp is exposed to losses arising from negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the above tables. Also, as of September 30, 2011, December 31, 2010 and September 30, 2010, the unfunded commitment amounts to the funds were $178 million, $193 million and $176 million, respectively. The Bancorp made capital contributions of $14 million and $3 million, respectively, to private equity funds during the three months ended September 30, 2011 and 2010. The Bancorp made capital contributions of $29 million and $22 million, respectively, to private equity funds during the nine months ended September 30, 2011 and 2010.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, are included in the previous tables for all periods presented. Also, as of September 30, 2011, December 31, 2010 and September 30, 2010, the Bancorp’s unfunded commitments to these entities were $781 million, $733 million and $549 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the equity investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. Due to the VIEs’ short-term cash deficit projections at the restructuring dates, the Bancorp determined that the fair value of its equity investments in these VIEs was zero. As of September 30, 2011, the Bancorp’s carrying value of these equity investments was immaterial. Additionally, the Bancorp had outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, which are included in the above tables for all periods presented. The Bancorp’s unfunded loan commitments to these VIEs were $2 million as of September 30, 2011 and $1 million at December 31, 2010 and September 30, 2010. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

10. Sales of Receivables and Servicing Rights

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during the three and nine months ended September 30, 2011 and 2010. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Residential mortgage loan sales	$3,259	4,958	9,962	11,785

Origination fees and gains on loan sales	119	173	245	332
Servicing fees	59	56	175	163

Servicing Assets

The following table presents changes in the servicing assets related to residential mortgage loans for the nine months ended September 30:

($ in millions)	2011	2010
Carrying amount as of the beginning of the period	$1,138	979
Servicing obligations that result from the transfer of residential mortgage loans	155	180
Amortization	(87)	(91)

Carrying amount before valuation allowance	1,206	1,068

Valuation allowance for servicing assets:
Beginning balance	(316)	(280)
Servicing impairment	(228)	(189)

Ending balance	(544)	(469)

Carrying amount as of the end of the period	$662	599

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

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the nine months ended September 30:

($ in millions)	2011	2010
Fixed rate residential mortgage loans:
Beginning balance	$791	667
Ending balance	630	572
Adjustable rate residential mortgage loans:
Beginning balance	31	32
Ending balance	32	27

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Condensed Consolidated Statements of Income:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Securities gains, net—non-qualifying hedges on MSRs	$6	—	12	—
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	235	129	338	283
Provision for MSR impairment (Mortgage banking net revenue)	(201)	(83)	(228)	(189)

As of September 30, 2011 and 2010, the key economic assumptions used in measuring the interests that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended:

		September 30, 2011				September 30, 2010
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate
Residential mortgage loans:
Servicing assets	Fixed	6.3	11.1%	10.5%	N/A	6.0	12.7%	10.7%	N/A
Servicing assets	Adjustable	3.7	22.3	11.4	N/A	3.4	24.4	11.6	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At September 30, 2011, December 31, 2010 and September 30, 2010, the Bancorp serviced $56.5 billion, $54.2 billion and $52.4 billion, respectively, of residential mortgage loans for other investors. The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At September 30, 2011, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

				Prepayment			Residual Servicing			Weighted-Average
				Speed Assumption			Cash Flows			Default
		Fair	Weighted- Average Life (in		Impact of Adverse Change on Fair Value		Discount	Impact of Adverse Change on Fair Value			Impact of Adverse Change on Fair Value
($ in millions)	Rate	Value	years)	Rate	10%	20%	Rate	10%	20%	Rate	10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$630	4.7	16.7%	(37)	(71)	10.6%	(21)	(41)	—%	—	—
Servicing assets	Adjustable	32	3.0	27.2	(2)	(3)	11.9	(1)	(2)	—	—	—

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

11. Derivative Financial Instruments

The Bancorp maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce certain risks related to interest rate, prepayment and foreign currency volatility. Additionally, the Bancorp holds derivative instruments for the benefit of its commercial customers and for other business purposes. The Bancorp does not enter into unhedged speculative derivative positions.

The Bancorp’s interest rate risk management strategy involves modifying the repricing characteristics of certain financial instruments so that changes in interest rates do not adversely affect the Bancorp’s net interest margin and cash flows. Derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, options and swaptions. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a stated notional amount and maturity date. Interest rate floors protect against declining rates, while interest rate caps protect against rising interest rates. Forward contracts are contracts in which the buyer agrees to purchase, and the seller agrees to make delivery of, a specific financial instrument at a predetermined price or yield. Options provide the purchaser with the right, but not the obligation, to purchase or sell a contracted item during a specified period at an agreed upon price. Swaptions are financial instruments granting the owner the right, but not the obligation, to enter into or cancel a swap.

Prepayment volatility arises mostly from changes in fair value of the largely fixed-rate MSR portfolio, mortgage loans and mortgage-backed securities. The Bancorp may enter into various free-standing derivatives (principal-only swaps, interest rate swaptions, interest rate floors, mortgage options, TBAs and interest rate swaps) to economically hedge prepayment volatility. Principal-only swaps are total return swaps based on changes in the value of the underlying mortgage principal-only trust. TBAs are a forward purchase agreement for a mortgage-backed securities trade whereby the terms of the security are undefined at the time the trade is made.

Foreign currency volatility occurs as the Bancorp enters into certain loans denominated in foreign currencies. Derivative instruments that the Bancorp may use to economically hedge these foreign denominated loans include foreign exchange swaps and forward contracts.

The Bancorp also enters into derivative contracts (including foreign exchange contracts, commodity contracts and interest rate contracts) for the benefit of commercial customers and other business purposes. The Bancorp may economically hedge significant exposures related to these free-standing derivatives by entering into offsetting third-party contracts with approved, reputable counterparties with substantially matching terms and currencies. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Bancorp’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. Credit risk is minimized through credit approvals, limits, counterparty collateral and monitoring procedures.

The Bancorp’s derivative assets contain certain contracts in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of September 30, 2011, December 31, 2010 and September 30, 2010, the balance of collateral held by the Bancorp for derivative assets was $1.2 billion, $903 million and $1.1 billion, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of September 30, 2011, December 31, 2010 and September 30, 2010, was $33 million, $41 million and $51 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp primarily posts collateral in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of September 30, 2011, December 31, 2010 and September 30, 2010, the balance of collateral posted by the Bancorp for derivative liabilities was $758 million, $680 million and $943 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of September 30, 2011, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

The Bancorp holds certain derivative instruments that qualify for hedge accounting treatment and are designated as either fair value hedges or cash flow hedges. Derivative instruments that do not qualify for hedge accounting treatment, or for which hedge accounting is not established, are held as free-standing derivatives. All customer accommodation derivatives are held as free-standing derivatives.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
September 30, 2011 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,080	679	—
Interest rate swaps related to time deposits	—	—	—

Total fair value hedges		679	—

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	112	—
Interest rate swaps related to C&I loans	1,500	60	—
Interest rate caps related to long-term debt	500	—	—
Interest rate swaps related to long-term debt	250	—	7

Total cash flow hedges		172	7

Total derivatives designated as qualifying hedging instruments		851	7

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes
Interest rate contracts related to MSRs	3,577	193	2
Forward contracts and options related to held for sale mortgage loans	5,062	4	59
Interest rate swaps related to long-term debt	360	1	3
Foreign exchange contracts for trading purposes	1,696	12	12
Put options associated with Processing Business Sale	901	—	1
Stock warrants associated with Processing Business Sale	205	101	—
Swap associated with the sale of Visa, Inc. Class B shares	423	—	27

Total free-standing derivatives—risk management and other business purposes		311	104

Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	29,433	827	851
Interest rate lock commitments	4,772	38	1
Commodity contracts	2,102	112	105
Foreign exchange contracts	19,243	459	435
Derivative instruments related to equity linked CDs	34	2	2

Total free-standing derivatives—customer accommodation		1,438	1,394

Total derivatives not designated as qualifying hedging instruments		1,749	1,498

Total		$2,600	1,505

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

		Fair Value
December 31, 2010 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,355	442	—
Interest rate swaps related to time deposits	—	—	—

Total fair value hedges		442	—

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	153	—
Interest rate swaps related to C&I loans	3,000	8	—
Interest rate caps related to long-term debt	1,500	4	—
Interest rate swaps related to long-term debt	1,190	—	31

Total cash flow hedges		165	31

Total derivatives designated as qualifying hedging instruments		607	31

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes
Interest rate contracts related to MSRs	12,477	141	81
Forward contracts related to held for sale mortgage loans	6,389	90	14
Interest rate swaps related to long-term debt	173	3	1
Foreign exchange contracts for trading purposes	2,494	4	4
Put options associated with Processing Business Sale	769	—	8
Stock warrants associated with Processing Business Sale	175	79	—
Swap associated with the sale of Visa, Inc. Class B shares	363	—	18

Total free-standing derivatives—risk management and other business purposes		317	126

Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	26,817	701	735
Interest rate lock commitments	1,772	9	9
Commodity contracts	1,878	99	92
Foreign exchange contracts	17,998	339	319
Derivative instruments related to equity linked CDs	70	2	2

Total free-standing derivatives—customer accommodation		1,150	1,157

Total derivatives not designated as qualifying hedging instruments		1,467	1,283

Total		$2,074	1,314

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

		Fair Value
September 30, 2010 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,355	683	—
Interest rate swaps related to time deposits	230	—	—

Total fair value hedges		683	—

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	176	—
Interest rate swaps related to C&I loans	3,500	19	16
Interest rate caps related to long-term debt	2,500	2	—
Interest rate swaps related to long-term debt	804	—	22

Total cash flow hedges		197	38

Total derivatives designated as qualifying hedging instruments		880	38

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes
Interest rate contracts related to MSRs	6,717	248	11
Forward contracts related to held for sale mortgage loans	7,037	2	32
Interest rate swaps related to long-term debt	247	4	1
Foreign exchange contracts for trading purposes	2,671	14	14
Put options associated with Processing Business Sale	759	—	8
Stock warrants associated with Processing Business Sale	173	76	—
Swap associated with the sale of Visa, Inc. Class B shares	384	—	48

Total free-standing derivatives—risk management and other business purposes		344	114

Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	27,376	918	963
Interest rate lock commitments	4,264	35	—
Commodity contracts	1,561	105	97
Foreign exchange contracts	15,643	259	235
Derivative instruments related to equity linked CDs	106	1	1

Total free-standing derivatives—customer accommodation		1,318	1,296

Total derivatives not designated as qualifying hedging instruments		1,662	1,410

Total		$2,542	1,448

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of September 30, 2011, December 31, 2010 and September 30, 2010, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	Statements of Income Caption	2011	2010	2011	2010
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$258	123	238	408
Change in fair value of hedged long-term debt	Interest on long-term debt	(255)	(122)	(242)	(409)
Change in fair value of interest rate swaps hedging time deposits	Interest on deposits	—	1	—	6
Change in fair value of hedged time deposits	Interest on deposits	—	(1)	—	(6)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure for which the Bancorp desired to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of September 30, 2011, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income while reclassified gains and losses on interest rate contracts related to debt are recorded within interest expense in the Condensed Consolidated Statements of Income. As of September 30, 2011, December 31, 2010 and September 30, 2010, $92 million, $67 million and $74 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. As of September 30, 2011, $61 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. During the third quarter of 2011, $11 million of losses were reclassified from accumulated other comprehensive income into noninterest expense as it was determined that the original forecasted transaction was no longer probable of occurring by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP. During the three and nine months ended 2010, there were no gains or losses reclassified into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur.

The following table presents the net gains (losses) recorded in the Condensed Consolidated Statements of Income and accumulated other comprehensive income in the Condensed Consolidated Statements of Changes in Equity relating to derivative instruments designated as cash flow hedges.

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Amount of net gain (loss) recognized in OCI	$27	—	59	(2)
Amount of net gain (loss) reclassified from OCI into net income	(10)	17	21	46
Amount of ineffectiveness recognized in other noninterest income	—	2	2	2

Free-Standing Derivative Instruments – Risk Management and Other Business Purposes

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp may enter into various free-standing derivatives (principal-only swaps, interest rate swaptions, interest rate floors, mortgage options, TBAs and interest rate swaps) to economically hedge changes in fair value of its largely fixed-rate MSR portfolio. Principal-only swaps hedge the mortgage-LIBOR spread because these swaps appreciate in value as a result of tightening spreads. Principal-only swaps also provide prepayment protection by increasing in value when prepayment speeds increase, as opposed to MSRs that lose value in a faster prepayment environment. Receive fixed/pay floating interest rate swaps and swaptions increase in value when interest rates do not increase as quickly as expected.

The Bancorp enters into forward contracts and mortgage options to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The Bancorp may also enter into forward swaps to economically hedge the change in fair value of certain commercial mortgage loans held for sale due to changes in interest rates. Interest rate lock commitments issued on residential mortgage loan commitments that will be held for sale are also considered free-standing derivative instruments and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Additionally, the Bancorp may enter into free-standing derivative instruments (options, swaptions and interest rate swaps) in order to minimize significant fluctuations in earnings and cash flows caused by interest rate and prepayment volatility. The gains and losses on these derivative contracts are recorded within other noninterest income in the Condensed Consolidated Statements of Income.

In conjunction with the Processing Business Sale in 2009, the Bancorp received warrants and issued put options, which are accounted for as free-standing derivatives. Refer to Note 20 for further discussion of significant inputs and assumptions used in the valuation of these instruments.

In conjunction with the sale of Visa, Inc. Class B shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

accounted for as a free-standing derivative. See Note 20 for further discussion of significant inputs and assumptions used in the valuation of this instrument.

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
		2011	2010	2011	2010
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$(57)	18	(136)	(63)
Interest rate swaps and swaptions related to MSR portfolio	Mortgage banking net revenue	235	129	337	283
Interest rate swaps related to long-term debt	Other noninterest income	2	—	6	2
Foreign exchange contracts:
Foreign exchange contracts for trading purposes	Other noninterest income	—	(1)	—	1
Equity contracts:
Warrants associated with Processing Business Sale	Other noninterest income	(3)	(6)	22	1
Put options associated with Processing Business Sale	Other noninterest income	6	1	8	1
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(17)	(5)	(30)	(14)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of September 30, 2011, December 31, 2010 and September 30, 2010, the total notional amount of the risk participation agreements was $722 million, $851 million and $776 million, respectively, and the fair value was a liability of $2 million at September 30, 2011 and $1 million at December 31, 2010 and September 30, 2010, which is included in interest rate contracts for customers. As of September 30, 2011, the risk participation agreements had an average life of 2.6 years.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table:

($ in millions)	September 30, 2011	December 31, 2010	September 30, 2010
Pass	$654	744	516
Special mention	9	37	192
Substandard	54	69	11
Doubtful	4	1	7
Loss	1	—	50

Total	$722	851	776

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

($ in millions)	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
		2011	2010	2011	2010
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$7	7	22	18
Interest rate contracts for customers (credit losses)	Other noninterest expense	—	(6)	(12)	(13)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	(3)	10	(11)
Interest rate lock commitments	Mortgage banking net revenue	100	101	156	210
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	3	2	6	6
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	—	—	(1)
Foreign exchange contracts:
Foreign exchange contracts—customers (contract revenue)	Corporate banking revenue	17	14	48	46
Foreign exchange contracts—customers (credit portion of fair value adjustment)	Other noninterest expense	(3)	1	(2)	1

12. Long-Term Debt

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

In the third quarter of 2011, the Bancorp redeemed $40 million of certain trust preferred securities, at par, classified as long-term debt. The trust preferred securities redeemed related to the R&G Crown Cap Trust IV and First National Bankshares Statutory Trust II. As a result of these redemptions the Bancorp recorded a $1 million gain on the extinguishment within other noninterest expense in the Condensed Consolidated Statements of Income. Additionally, during the third quarter of 2011, the Bancorp terminated a $500 million FHLB advance and incurred a termination fee of $2 million within other noninterest expense in the Condensed Consolidated Statements of Income.

13. Commitments, Contingent Liabilities and Guarantees

The Bancorp, in the normal course of business, enters into financial instruments and various agreements to meet the financing needs of its customers. The Bancorp also enters into certain transactions and agreements to manage its interest rate and prepayment risks, provide funding, equipment and locations for its operations and invest in its communities. These instruments and agreements involve, to varying degrees, elements of credit risk, counterparty risk and market risk in excess of the amounts recognized in the Bancorp’s Condensed Consolidated Balance Sheets. The creditworthiness of counterparties for all instruments and agreements is evaluated on a case-by-case basis in accordance with the Bancorp’s credit policies. The Bancorp’s significant commitments, contingent liabilities and guarantees in excess of the amounts recognized in the Condensed Consolidated Balance Sheets are discussed in further detail below:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	September 30, 2011	December 31, 2010	September 30, 2010
Commitments to extend credit	$46,019	43,677	43,003
Letters of credit	4,949	5,516	5,847
Forward contracts to sell mortgage loans	4,602	6,389	7,637
Noncancelable lease obligations	856	869	874
Capital commitments for private equity investments	178	193	176
Purchase obligations	117	64	42
Capital expenditures	42	48	44
Capital lease obligations	25	32	38

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2011, December 31, 2010 and September 30, 2010, the Bancorp had a reserve for unfunded commitments totaling $187 million, $227 million and $231 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio. Risk ratings under this risk rating system are summarized in the following table:

($ in millions)	September 30, 2011	December 31, 2010	September 30, 2010
Pass	$45,015	42,326	41,523
Special mention	545	556	650
Substandard	443	758	774
Doubtful	16	37	56

Total	$46,019	43,677	43,003

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and, as of September 30, 2011, expire as summarized in the following table:

($ in millions)
Less than 1 year(a)	$2,009
1 - 5 years(a)	2,763
Over 5 years	177

Total	$4,949

(a)	Includes $112 and $1 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 98% of total letters of credit at September 30, 2011 and September 30, 2010, compared to 99% at December 31, 2010 and are considered guarantees in accordance with U.S. GAAP. Approximately 55% of the total standby letters of credit were fully secured as of September 30, 2011 compared to 54% at December 31, 2010 and 56% at September 30, 2010. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. At September 30, 2011, December 31, 2010 and September 30, 2010, the reserve related to these standby letters of credit was $2 million, $10 million and $12 million, respectively. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio. Risk ratings under this risk rating system are summarized in the following table:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

($ in millions)	September 30, 2011	December 31, 2010	September 30, 2010
Pass	$4,486	4,944	5,257
Special mention	204	193	269
Substandard	253	360	316
Doubtful	5	17	5
Loss	1	2	—

Total	$4,949	5,516	5,847

At September 30, 2011, December 31, 2010 and September 30, 2010, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of September 30, 2011, December 31, 2010 and September 30, 2010, FTS acted as the remarketing agent to issuers on $3.0 billion, $3.4 billion and $3.7 billion, respectively, of VRDNs. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to $455 million, $563 million and $676 million in VRDNs remarketed by third parties at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. At September 30, 2011, FTS held $2 million of these VRDN’s in its portfolio and classified them as trading securities, compared to $1 million at December 31, 2010 and September 30, 2010. In addition, at September 30, 2011, the Bancorp held an immaterial amount of VRDNs which were purchased from the market, through FTS and held in its trading securities portfolio, compared to $105 million and $113 million at December 31, 2010 and September 30, 2010, respectively. For the VRDNs remarketed by third parties, in some cases the remarketing agent has failed to remarket the securities and has instructed the indenture trustee to draw upon $11 million and $14 million of letters of credit issued by the Bancorp at December 31, 2010 and September 30, 2010 respectively. The amount of failed remarketing draws on letters of credit issued by the Bancorp was immaterial at September 30, 2011. The Bancorp recorded these draws as commercial loans in its Condensed Consolidated Balance Sheets.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $92 million at September 30, 2011 and $122 million at December 31, 2010 and September 30, 2010. As of September 30, 2011, December 31, 2010 and September 30, 2010, the Bancorp maintained a reserve of $28 million, $42 million and $37 million, respectively, related to exposures within the reinsurance portfolio. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the second quarter of 2011, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $5 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $11 million and decrease in the Bancorp’s maximum exposure of $27 million.

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

As of September 30, 2011, December 31, 2010 and September 30, 2010, the Bancorp maintained reserves related to these loans sold with representation and warranty provisions totaling $52 million, $85 million and $86 million, respectively. The following table summarizes activity in the reserve for representation and warranty provisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2011	2010	2011	2010
Balance, beginning of period	$60	65	85	37
Net additions to the reserve	20	47	34	98
Losses charged against the reserve	(28)	(26)	(67)	(49)

Balance, end of period	$52	86	52	86

The following table provides a rollforward of unresolved claims by claimant type for the nine months ended September 30, 2011:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	845	$150	71	$11
New demands	1,550	259	93	22
Loan paydowns/payoffs	(17)	(3)	(2)	—
Resolved claims	(1,977)	(342)	(62)	(12)

Balance, end of period	401	$64	100	$21

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $828 million, $916 million and $971 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively, and the delinquency rates were 7.3% at September 30, 2011, 8.7% at December 31, 2010, and 7.2% at September 30, 2010. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $17 million at September 30, 2011 and 2010 and $16 million at December 31, 2010 recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $12 million at September 30, 2011, $10 million at December 31, 2010, and $7 million at September 30, 2010. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Long-term borrowing obligations

The Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $2.3 billion as of September 30, 2011, $2.9 billion as of December 31, 2010, and $2.8 billion at September 30, 2010.

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

During 2009, Visa announced it had deposited an additional $700 million into the litigation escrow account. As a result of this funding, the Bancorp recorded its proportional share of $29 million of these additional funds as a reduction to its net Visa litigation reserve liability and a reduction to noninterest expense. Later in 2009, the Bancorp completed the sale of Visa, Inc. Class B shares for proceeds of $300 million. As part of this transaction the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which the Covered Litigation is settled. The Bancorp calculates the fair value of the swap based on its estimate of the probability and timing of certain Covered Litigation settlement scenarios and the resulting payments related to the swap. The counterparty to the swap as a result of its ownership of the Class B shares will be impacted by dilutive adjustments to the conversion rate of the Class B shares into Class A shares caused by any Covered Litigation losses in excess of the litigation escrow account. If actual judgments in, or settlements of, the Covered Litigation significantly exceed current expectations, then additional funding by Visa of the litigation escrow account and the resulting dilution of the Class B shares could result in a scenario where the Bancorp’s ultimate exposure associated with the Covered Litigation (the “Visa Litigation Exposure”) exceeds the value of the Class B shares owned by the swap counterparty (the “Class B Value”). In the event the Bancorp concludes that it is probable that the Visa Litigation Exposure exceeds the Class B Value, the Bancorp would record a litigation reserve liability and a corresponding amount of other noninterest expense for the amount of the excess. Any such litigation reserve liability would be separate and distinct from the fair value derivative liability associated with the total return swap.

As of the date of the Bancorp’s sale of Visa Class B shares and through September 30, 2011, the Bancorp has concluded that it is not probable that the Visa Covered Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap with an initial fair value of $55 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax) recognized by the Bancorp for the year ended December 31, 2009. In the second quarter of 2010, Visa funded an additional $500 million into the escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $20 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. In the fourth quarter of 2010, Visa funded an additional $800 million into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $35 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. In the second quarter of 2011, Visa funded an additional $400 million into the litigation escrow account. Upon Visa’s funding of the litigation escrow account in the second quarter of 2011, along with additional terms of the total return swap, the Bancorp made a $19 million cash payment (which reduced the swap liability) to the swap counterparty. The fair value of the swap liability was $27 million as of September 30, 2011, compared to $18 million and $48 million at December 31, 2010 and September 30, 2010, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

14. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 13 and has also entered into with Visa, MasterCard and certain other named defendants judgment and loss sharing agreements that attempt to allocate financial responsibility to the parties thereto in the event certain settlements or judgments occur. Accordingly, prior to the sale of Class B shares during 2009, the Bancorp had recorded a litigation reserve of $243 million to account for its potential exposure in this and related litigation. Additionally, the Bancorp had also recorded its proportional share of $199 million of the Visa escrow account funded with proceeds from the Visa IPO along with several subsequent fundings. Upon the Bancorp’s sale of Visa, Inc. Class B shares during 2009, and the recognition of the total return swap that transfers conversion risk of the Class B shares back to the Bancorp, the Bancorp reversed the remaining net litigation reserve related to the Bancorp’s exposure through Visa. Additionally, the Bancorp has remaining reserves related to this litigation of $31 million, $30 million and $30 million as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively. Refer to Note 13 for further information regarding the Bancorp’s net litigation reserve and ownership interest in Visa. This antitrust litigation is still in the pre-trial phase.

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

On September 16, 2010, Edward P. Zemprelli (Zemprelli) filed a lawsuit in the Hamilton County, Ohio Court of Common Pleas. The lawsuit was a purported derivative action brought by a shareholder of the Bancorp against certain of the Bancorp’s officers and directors, and which named the Bancorp as a nominal defendant. In the lawsuit, Zemprelli brought claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against the defendant officers and directors. The alleged basis for these claims was that the defendant officers and directors attempted to disguise from the public the truth about the credit quality of the Bancorp’s loan portfolio, its capital position, and its need to raise capital. Zemprelli, on behalf of the Bancorp, brought unspecified money damages allegedly sustained by the Bancorp as a result of the defendants’ conduct, as well as injunctive relief. On August 15, 2011, the Court granted defendants’ motion to dismiss and motion for summary judgment. Zemprelli has filed a notice of appeal and the matter is pending in the Ohio First District Court of Appeals.

In September 2011, DataTreasury Corporation filed a suit in the United States District Court for the Eastern District of Texas against the Bancorp and its Ohio banking subsidiary. In the suit, DataTreasury alleges that the Bancorp and its Ohio bank are infringing on DataTreasury’s patents for imaged-based check processing. This lawsuit is one of many related patent infringement suits brought by DataTreasury against numerous other defendants. DataTreasury is seeking unspecified monetary damages and penalties. Due to the recent filing of the lawsuit, management is in the process of reviewing the claims against the Bancorp and its Ohio bank. The impact of the final disposition of this lawsuit cannot be assessed at this time.

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

The Bancorp and/or its affiliates are or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by government and self-regulatory agencies, including the SEC, regarding their respective businesses. Such matters may result in material adverse consequences, including without limitation, adverse judgments, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of Fifth Third’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. The SEC is investigating and has made

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

several requests for information, including by subpoena, concerning issues which Fifth Third understands relate to accounting and reporting matters involving certain of its commercial loans. This could lead to an enforcement proceeding by the SEC which, in turn, may result in one or more such material adverse consequences.

On May 16, 2011, the Bancorp caused a notice to be delivered to the trustee of Fifth Third Capital Trust VII (the “Trust”) to mandatorily redeem the 8.875% trust preferred securities of the Trust (the “Trust Preferred Securities”) at an aggregate cash redemption price of $25.18 per Trust Preferred Security. The Trust Preferred Securities were listed on the New York Stock Exchange (the “NYSE”). The NYSE was notified of the redemption on May 17, 2011 and a Current Report on Form 8-K describing the redemption notice was filed by the Company with the SEC on May 18, 2011. Trading in this security was halted by the NYSE shortly after this Form 8-K was filed and did not resume until May 19, 2011. The Trust Preferred Securities traded at prices above the redemption amount during the period between the time the trustee was notified and before the Form 8-K describing the redemption was filed. The Bancorp was neither a party to nor a participant in any trading of the Trust Preferred Securities during such period or thereafter. As announced on May 25, 2011, the Bancorp is voluntarily compensating persons who purchased these Trust Preferred Securities after the redemption notice was delivered on May 16, 2011 and before trading was halted in the security on May 18, 2011. We currently expect that the compensation process will be substantially complete by December 31, 2011 and that Fifth Third will have paid out less than $1 million to affected security holders who submitted claims. The SEC has been investigating and has made requests for information, including by subpoena, concerning the circumstances and related issues surrounding the notification and disclosure process and timing thereof in connection with such redemption of the Trust Preferred Securities. The Bancorp has been cooperating with those requests. On August 1, 2011, the Bancorp received a “Wells notice” from the staff of the SEC advising the Bancorp that the staff has reached a preliminary conclusion to recommend that the Commission authorize the staff to file an enforcement action against the Bancorp relating to such matter for violation of Section 13(a) of the Securities Exchange Act of 1934 and Regulation FD. The conclusion of the SEC’s investigation may lead to an enforcement action, which, in turn, may result in one or more of the adverse consequences discussed above.

The Bancorp is party to numerous claims and lawsuits concerning matters arising from the conduct of its business activities. The outcome of litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. A reserve for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such reserve is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts reserved. Under ASC 450, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal proceedings including the matters discussed above in an aggregate amount up to $82 million in excess of amounts reserved, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established reserve that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Bancorp believes that the eventual outcome of the actions against the Bancorp and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on the Bancorp’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Bancorp’s results of operations for any particular period, depending, in part, upon the size of the loss or liability imposed and the operating results for the applicable period.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

15. Income Taxes

The following table provides a summary of the Bancorp’s unrecognized tax benefits as of:

($ in millions)	September 30, 2011	December 31, 2010	September 30, 2010
Tax positions that would impact the effective tax rate, if recognized	$16	15	10
Tax positions where the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of the deduction	1	1	1

Unrecognized tax benefits	$17	16	11

Any interest and penalties incurred in connection with income taxes are accrued as a component of tax expense. At September 30, 2011, December 31, 2010 and September 30, 2010, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $3 million, $1 million and $2 million, respectively. No significant liabilities were recorded for penalties.

While it is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Deferred tax assets are included as a component of other assets in the Condensed Consolidated Balance Sheets. Deferred tax liabilities are included as a component of accrued taxes, interest and expenses in the Condensed Consolidated Balance Sheets. Where applicable, deferred tax assets relating to state net operating losses are presented net of specific valuation allowances. The Bancorp determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2010 and September 30, 2010. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at December 31, 2010 and September 30, 2010 will ultimately be realized. The Bancorp reached this conclusion as the Bancorp has taxable income in the carryback period and it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences and its projected future taxable income.

As required under U.S. GAAP, the Bancorp established a deferred tax asset for certain stock-based awards granted to its employees. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised, the Bancorp is required to write-off the deferred tax asset previously established for these stock-based awards. As a result of the expiration of certain stock options and SARs and the lapse of restrictions on certain shares of restricted stock during the quarter ended September 30, 2011, the Bancorp recorded additional income tax expense of approximately $1 million related to the write-off of a portion of the deferred tax asset previously established. As a result of the Bancorp’s stock price as of September 30, 2011, it is reasonably possible that the Bancorp will be required to record an additional $24 million of income tax expense over the next twelve months, primarily in the second quarter of 2012. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future; therefore, it is possible that the total impact to income tax expense will be greater than or less than $24 million over the next twelve months.

The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2008 through 2010. The IRS is currently conducting an audit of the Bancorp’s federal income tax returns for the 2008 and 2009 tax years. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a short period of time. Otherwise, with the exception of a few states with insignificant uncertain tax positions, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

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

The Bancorp did not make any cash contributions to its pension plans during the nine months ended September 30, 2011 and 2010. Based on the current actuarial assumptions, the Bancorp is not required to make any cash contributions to its pension plans during the remainder of 2011. The following table summarizes the components of net periodic pension cost:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Service cost	$—	—	—	—
Interest cost	3	3	9	9
Expected return on assets	(4)	(4)	(12)	(10)
Amortization of actuarial loss	3	3	8	9
Amortization of net prior service cost	—	—	—	—
Settlement	—	—	—	—

Net periodic pension cost	$2	2	5	8

17. Accumulated Other Comprehensive Income

The activity of the components of other comprehensive income and accumulated other comprehensive income for the nine months ended September 30, 2011 and 2010 was as follows:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2011
Unrealized holding gains on available-for-sale securities arising during period	$369	(126)	243
Reclassification adjustment for net gains included in net income	(64)	19	(45)

Net unrealized gains on available-for-sale securities	305	(107)	198	321	198	519

Unrealized holding gains on cash flow hedge derivatives arising during period	59	(20)	39
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(21)	7	(14)

Net unrealized gains on cash flow hedge derivatives	38	(13)	25	67	25	92

Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial loss	8	(3)	5

Defined benefit plans, net	8	(3)	5	(74)	5	(69)

Total	$351	(123)	228	314	228	542

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2010
Unrealized holding gains on available-for-sale securities arising during period	$357	(126)	231
Reclassification adjustment for net gains included in net income	(24)	9	(15)

Net unrealized gains on available-for-sale securities	333	(117)	216	216	216	432

Unrealized holding losses on cash flow hedge derivatives arising during period	(2)	1	(1)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(46)	16	(30)

Net unrealized gains on cash flow hedge derivatives	(48)	17	(31)	105	(31)	74

Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial loss	9	(3)	6

Defined benefit plans, net	9	(3)	6	(80)	6	(74)

Total	$294	(103)	191	241	191	432

18. Capital Actions

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

Pursuant to the Bancorp’s capital plan discussed above, the Bancorp redeemed certain trust preferred securities in September 2011, totaling $40 million, which related to the R&G Crown Cap Trust IV and First National Bankshares Statutory Trust II.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

19. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	2011			2010
For the three months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$381			238
Dividends on preferred stock	8			63

Net income available to common shareholders	373			175
Less: Income allocated to participating securities	2			1

Net income allocated to common shareholders	371	915	0.41	174	791	0.22

Earnings per diluted share:
Net income available to common shareholders	373			175
Effect of dilutive securities:
Stock-based awards		5	—		4	—
Series G convertible preferred stock	9	35	(0.01)	—	—	—
Warrant related to Series F preferred stock		—	—		2	—

Net income available to common shareholders plus assumed conversions	382	40	(0.01)	175	6	—
Less: Income allocated to participating securities	2			1

Net income allocated to common shareholders plus assumed conversions	$380	955	0.40	174	797	0.22

	2011			2010
For the nine months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$983			420
Dividends on preferred stock	194			187

Net income available to common shareholders	789			233
Less: Income allocated to participating securities	4			1

Net income allocated to common shareholders	785	904	0.87	232	791	0.29

Earnings per diluted share:
Net income available to common shareholders	789			233
Effect of dilutive securities:
Stock-based awards		5	—		5	—
Series G convertible preferred stock	26	36	(0.01)	—	—	—
Warrant related to Series F preferred stock		2	—		3	—

Net income available to common shareholders plus assumed conversions	815	43	(0.01)	233	8	—
Less: Income allocated to participating securities	4			1

Net income allocated to common shareholders plus assumed conversions	$811	947	0.86	232	799	0.29

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three and nine months ended September 30, 2011 excludes 31 million and 28 million, respectively, of stock appreciation rights, 7 million and 9 million, respectively, of stock options and 2 million and 1 million shares, respectively, of unvested restricted stock that had not yet been exercised. The diluted earnings per share computation for the three and nine months ended September 30, 2010 excludes 25 million and 23 million, respectively, of stock appreciation rights, 11 million and 12 million, respectively, of stock options and 2 million and 1 million shares, respectively, of unvested restricted stock that had not yet been exercised and 36 million shares related to the Bancorp’s Series G preferred stock.

20. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
September 30, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$202	—	—	202
U.S. Government sponsored agencies	—	1,990	—	1,990
Obligations of states and political subdivisions	—	105	—	105
Agency mortgage-backed securities	—	11,017	—	11,017
Other bonds, notes and debentures	—	1,573	—	1,573
Other securities(a)	491	7	—	498

Available-for-sale securities(a)	693	14,692	—	15,385

Trading securities:
Obligations of states and political subdivisions	—	11	1	12
Agency mortgage-backed securities	—	20	—	20
Other bonds, notes and debentures	—	15	—	15
Other securities	142	—	—	142

Trading securities	142	46	1	189

Residential mortgage loans held for sale	—	1,593	—	1,593
Residential mortgage loans(b)	—	—	62	62
Derivative assets:
Interest rate contracts	3	1,872	39	1,914
Foreign exchange contracts	—	471	—	471
Equity contracts	—	—	103	103
Commodity contracts	—	112	—	112

Derivative assets	3	2,455	142	2,600

Total assets	$838	18,786	205	19,829

Liabilities:
Derivative liabilities
Interest rate contracts	$59	862	2	923
Foreign exchange contracts	—	447	—	447
Equity contracts	—	—	30	30
Commodity contracts	—	105	—	105

Derivative liabilities	59	1,414	32	1,505

Short positions	7	1	—	8

Total liabilities	$66	1,415	32	1,513

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
December 31, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$230	—	—	230
U.S. Government sponsored agencies	—	1,645	—	1,645
Obligations of states and political subdivisions	—	172	—	172
Agency mortgage-backed securities	—	10,973	—	10,973
Other bonds, notes and debentures	—	1,342	—	1,342
Other securities(a)	180	4	—	184

Available-for-sale securities(a)	410	14,136	—	14,546

Trading securities:
U.S. Treasury and Government agencies	1	—	—	1
Obligations of states and political subdivisions	—	20	1	21
Agency mortgage-backed securities	—	8	—	8
Other bonds, notes and debentures	—	115	5	120
Other securities	47	97	—	144

Trading securities	48	240	6	294

Residential mortgage loans held for sale	—	1,892	—	1,892
Residential mortgage loans(b)	—	—	46	46
Derivative assets:
Interest rate contracts	90	1,448	13	1,551
Foreign exchange contracts	—	343	—	343
Equity contracts	—	—	81	81
Commodity contracts	—	99	—	99

Derivative assets	90	1,890	94	2,074

Total assets	$548	18,158	146	18,852

Liabilities:
Derivative liabilities
Interest rate contracts	$14	846	11	871
Foreign exchange contracts	—	323	—	323
Equity contracts	—	—	28	28
Commodity contracts	—	92	—	92

Derivative liabilities	14	1,261	39	1,314

Short positions	1	1	—	2

Total liabilities	$15	1,262	39	1,316

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using
September 30, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$311	—	—	311
U.S. Government sponsored agencies	—	1,851	—	1,851
Obligations of states and political subdivisions	—	195	—	195
Agency mortgage-backed securities	—	11,347	—	11,347
Other bonds, notes and debentures	—	1,018	—	1,018
Other securities(a)	353	6	—	359

Available-for-sale securities(a)	664	14,417	—	15,081

Trading securities:
Obligations of states and political subdivisions	—	50	1	51
Agency mortgage-backed securities	—	15	—	15
Other bonds, notes and debentures	—	133	4	137
Other securities	43	74	—	117

Trading securities	43	272	5	320

Residential mortgage loans held for sale	—	1,879	—	1,879
Residential mortgage loans(b)	—	—	42	42
Derivative assets:
Interest rate contracts	3	2,045	39	2,087
Foreign exchange contracts	—	273	—	273
Equity contracts	—	—	77	77
Commodity contracts	—	105	—	105

Derivative assets	3	2,423	116	2,542

Total assets	$710	18,991	163	19,864

Liabilities:
Derivative liabilities
Interest rate contracts	$32	1,011	2	1,045
Foreign exchange contracts	—	249	—	249
Equity contracts	—	—	57	57
Commodity contracts	—	97	—	97

Derivative liabilities	32	1,357	59	1,448

Short positions	6	1	—	7

Total liabilities	$38	1,358	59	1,455

(a)	Excludes FHLB and FRB restricted stock totaling $497 and $345, respectively, at September 30, 2011, $524 and $344 at December 31, 2010, and $551 and $343, respectively, at September 30, 2010.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.

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

Non-agency mortgage-backed securities and other asset-backed securities are generally valued using an income approach based on discounted cash flows, incorporating prepayment speeds, performance of underlying collateral and specific tranche-level attributes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Trading securities classified as Level 3 consist of auction rate securities. Due to the illiquidity in the market for these

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

types of securities at September 30, 2011, December 31, 2010 and September 30, 2010, the Bancorp measured fair value using a discount rate based on the assumed holding period.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At September 30, 2011, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of warrants and put rights associated with the sale of Vantiv, LLC to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

	September 30, 2011				December 31, 2010						September 30, 2010
	Warrants			Put Options (b)	Warrants			Put Options			Warrants			Put Options
Expected term (years)	7.8	-	17.8	2.3	8.5	-	18.5	0.5	-	3.0	8.8	-	18.8	0.8	-	3.3
Expected volatility(a)	35.7	-	35.9%	33.0%	36.0	-	37.0%	25.6	-	44.6%	36.5	-	38.0%	31.1	-	45.4%
Risk free rate	1.65	-	2.97%	0.35%	3.06	-	4.18%	0.23	-	1.05%	2.44	-	3.42%	0.22	-	0.71%
Expected dividend rate			—%	—%			—%			—%			—%			—%

(a)	Based on historical and implied volatilities of comparable companies assuming similar expected terms.
(b)	A total of three scenarios have historically been used to estimate the fair value of the put options. Two of the scenarios’ terms expired as of June 30, 2011. Therefore, the assumptions for the current quarter only include one scenario.

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

The net fair value of the interest rate lock commitments at September 30, 2011 was $37 million. At September 30, 2011, immediate decreases in current interest rates of 25 bp and 50 bp would result in increases in the fair value of the interest rate lock commitments of $22 million and $40 million, respectively. Immediate increases of current interest rates of 25 bp and 50 bp would result in decreases in the fair value of the interest rate lock commitments of $28 million and $59 million, respectively, at September 30, 2011. The decrease in fair value of interest rate lock commitments at September 30, 2011 due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be $4 million and $8 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be $4 million and $8 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
For the three months ended September 30, 2011
($ in millions)
Beginning balance	$1	59	5	85	150
Total gains or losses (realized/unrealized):
Included in earnings	—	3	100	(14)	89
Purchases	—	—	—	2	2
Settlements	—	(2)	(68)	—	(70)
Transfers into Level 3(b)	—	2	—	—	2

Ending balance	$1	62	37	73	173

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2011(c)	$—	3	37	(14)	26

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
For the three months ended September 30, 2010
($ in millions)
Beginning balance	$5	41	24	30	100
Total gains or losses (realized/unrealized):
Included in earnings	—	—	102	(10)	92
Purchases, sales, issuances, and settlements, net	—	(2)	(89)	—	(91)
Transfers into Level 3(b)	—	3	—	—	3

Ending balance	$5	42	37	20	104

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010(c)	$—	—	35	(10)	25

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
For the nine months ended September 30, 2011
($ in millions)
Beginning balance	$6	46	2	53	107
Total gains or losses (realized/unrealized):
Included in earnings	—	4	154	—	158
Purchases	—	—	—	2	2
Sales	(5)	—	—	—	(5)
Settlements	—	(5)	(119)	18	(106)
Transfers into Level 3(b)	—	17	—	—	17

Ending balance	$1	62	37	73	173

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2011(c)	$—	4	41	—	45

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Residual Interests in Securitizations		Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
For the nine months ended September 30, 2010
($ in millions)
Beginning balance	$174		13	26	(2)	11	222
Total gains or losses (realized/unrealized):
Included in earnings	—		3	—	210	(11)	202
Purchases, sales, issuances, and settlements, net	(174	)(d)	(11)	(2)	(171)	20	(338)
Transfers into Level 3(b)	—		—	18	—	—	18

Ending balance	$—		5	42	37	20	104

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010(c)	$—		—	—	61	(11)	50

(a)	Net interest rate derivatives include derivative assets and liabilities of $39 and $2 respectively, as of September 30, 2011 and $39 and $2, respectively, as of September 30, 2010. Net equity derivatives include derivative assets and liabilities of $103 and $30, respectively, as of September 30, 2011, and $77 and $57, respectively, as of September 30, 2010.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.
(d)	Due to a change in U.S. GAAP adopted by the Bancorp on January 1, 2010, all residual interests in securitizations were eliminated concurrent with the consolidation of the related VIEs.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2011	2010	2011	2010
Mortgage banking net revenue	$104	101	159	210
Corporate banking revenue	—	1	1	1
Other noninterest income	(15)	(10)	(2)	(12)
Securities gains (losses), net	—	—	—	3

Total	$89	92	158	202

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at September 30, 2011 and 2010 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2011	2010	2011	2010
Mortgage banking net revenue	$41	34	46	60
Corporate banking revenue	—	1	1	1
Other noninterest income	(15)	(10)	(2)	(11)

Total	$26	25	45	50

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables represent those assets and liabilities that were subject to fair value adjustments during the quarters ended September 30, 2011 and 2010 and still held as of the end of the period, and the related losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total Losses
					Three Months Ended	Nine Months Ended
September 30, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total	September 30, 2011	September 30, 2011
Commercial loans held for sale(a)	$—	—	60	60	(23)	(48)
Commercial and industrial loans	—	—	155	155	(84)	(283)
Commercial mortgage loans	—	—	145	145	(46)	(99)
Commercial construction loans	—	—	59	59	(14)	(52)
MSRs	—	—	662	662	(201)	(228)
OREO property	—	—	181	181	(30)	(139)

Total	$—	—	1,262	1,262	(398)	(849)

	Fair Value Measurements Using				Total Losses
					Three Months Ended	Nine Months Ended
September 30, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total	September 30, 2010	September 30, 2010
Commercial loans held for sale(a)	$33	—	541	574	(398)	(413)
Commercial and industrial loans	—	—	122	122	(112)	(373)
Commercial mortgage loans	—	—	94	94	(52)	(184)
Commercial construction loans	—	—	45	45	(44)	(152)
Residential mortgage loans	—	—	3	3	(6)	(6)
Other consumer loans	—	71	10	81	(12)	(12)
MSRs	—	—	599	599	(83)	(189)
OREO property	—	—	254	254	(102)	(196)

Total	$33	71	1,668	1,772	(809)	(1,525)

(a)	Includes commercial nonaccrual loans held for sale.

During the third quarter of 2011, the Bancorp transferred $57 million of commercial loans from the portfolio to loans held for sale that were measured at fair value. These loans had fair value adjustments totaling $17 million and were based on discounted cash flow models incorporating appraisals of the underlying collateral, as well as assumptions about investor return requirements and amounts and timing of expected cash flows, and were therefore, classified within Level 3 of the valuation hierarchy. Additionally, during the third quarter of 2011, existing commercial loans held for sale with a fair value of $3 million were further adjusted using the same methodology as loans transferred to held for sale. Therefore, these loans were classified within Level 3 of the valuation hierarchy.

During the three and nine months ended September 30, 2011 and 2010, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage and commercial construction loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table.

During the three and nine months ended September 30, 2011, the Bancorp recognized temporary impairments in certain classes of the MSR portfolio in which the carrying value was adjusted to fair value as of September 30, 2011 and 2010. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 10 for further information on the Bancorp’s MSRs.

During the three and nine months ended September 30, 2011 and 2010, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value, less costs to sell. Nonrecurring losses included in the above table are primarily due to declines in real estate values of the OREO properties. These losses include both new OREO properties transferred from loans during the period and those remaining in inventory from the prior period. Such fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value Option

The Bancorp elected to measure certain residential mortgage loans held for sale under the fair value option as allowed under U.S. GAAP. Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value. Residential loans with fair values of $2 million and $3 million were transferred to the Bancorp’s portfolio during the three months ended September 30, 2011 and 2010, respectively. Residential loans with fair values of $17 million and $18 million were transferred to the Bancorp’s portfolio during the nine months ended September 30, 2011 and 2010, respectively. The net impact related to fair value adjustments on these loans was $3 million and $4 million, respectively, during the three and nine months ended September 30, 2011 and immaterial during the three and nine months ended September 30, 2010.

Fair value changes included in earnings for instruments for which the fair value option was elected included losses of $24 million and $84 million during the three months ended September 30, 2011 and 2010, respectively. Fair value changes included in earnings for instruments for which the fair value option was elected included losses of $64 million and $112 million during the nine months ended September 30, 2011 and 2010, respectively. These losses are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $3 million at September 30, 2011, $5 million at December 31, 2010 and $4 million at September 30, 2010. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the aggregate fair value and the aggregate unpaid principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Fair Value	Principal Balance	Difference
September 30, 2011
Residential mortgage loans measured at fair value	$1,655	1,578	77
Past due loans of 90 days or more	4	4	—
Nonaccrual loans	—	—	—

December 31, 2010
Residential mortgage loans measured at fair value	$1,938	1,913	25
Past due loans of 90 days or more	5	6	(1)
Nonaccrual loans	1	1	—

September 30, 2010
Residential mortgage loans measured at fair value	$1,921	1,832	89
Past due loans of 90 days or more	5	6	(1)
Nonaccrual loans	1	1	—

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis.

As of September 30, 2011 ($ in millions)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,348	2,348
Other securities	842	842
Held-to-maturity securities	337	337
Other short-term investments	2,028	2,028
Loans held for sale	247	247
Portfolio loans and leases:
Commercial and industrial loans	28,245	29,538
Commercial mortgage loans	9,857	9,167
Commercial construction loans	1,134	889
Commercial leases	3,284	3,131
Residential mortgage loans(a)	9,954	9,516
Home equity	10,711	9,765
Automobile loans	11,536	11,575
Credit card	1,759	1,831
Other consumer loans and leases	384	430
Unallocated allowance for loan and lease losses	(149)	—

Total portfolio loans and leases, net(a)	76,715	75,842

Financial liabilities:
Deposits	82,047	82,196
Federal funds purchased	427	427
Other short-term borrowings	4,894	4,894
Long-term debt	9,800	10,199

(a)	Excludes $62 of residential mortgage loans measured at fair value on a recurring basis.

As of December 31, 2010 ($ in millions)	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,159	2,159
Other securities	868	868
Held-to-maturity securities	353	353
Other short-term investments	1,515	1,515
Loans held for sale	324	324
Portfolio loans and leases:
Commercial and industrial loans	26,068	27,322
Commercial mortgage loans	10,248	9,513
Commercial construction loans	1,890	1,471
Commercial leases	3,267	2,934
Residential mortgage loans(a)	8,600	7,577
Home equity	11,248	9,366
Automobile loans	10,910	10,975
Credit card	1,738	1,786
Other consumer loans and leases	622	682
Unallocated allowance for loan and lease losses	(150)	—

Total portfolio loans and leases, net(a)	74,441	71,626

Financial liabilities:
Deposits	81,648	81,860
Federal funds purchased	279	279
Other short-term borrowings	1,574	1,574
Long-term debt	9,558	9,921

(a)	Excludes $46 of residential mortgage loans measured at fair value on a recurring basis.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Carrying
As of September 30, 2010 ($ in millions)	Amount	Fair Value
Financial assets:
Cash and due from banks	$2,215	2,215
Other securities	894	894
Held-to-maturity securities	354	354
Other short-term investments	3,271	3,271
Loans held for sale	854	854
Portfolio loans and leases:
Commercial and industrial loans	25,080	26,481
Commercial mortgage loans	10,328	9,745
Commercial construction loans	2,131	1,742
Commercial leases	3,198	2,957
Residential mortgage loans(a)	7,637	7,009
Home equity	11,513	9,450
Automobile loans	10,654	10,919
Credit card	1,664	1,721
Other consumer loans and leases	729	750
Unallocated allowance for loan and lease losses	(161)	—

Total portfolio loans and leases, net(a)	72,773	70,774

Financial liabilities:
Deposits	81,362	81,648
Federal funds purchased	368	368
Other short-term borrowings	1,775	1,775
Long-term debt	10,953	11,374

(a)	Excludes $42 of residential mortgage loans measured at fair value on a recurring basis.

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

21. Business Segments

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

	Commercial	Branch	Consumer	Investment	General
($ in millions, except per share data)	Banking	Banking	Lending	Advisors	Corporate	Eliminations		Total
Three months ended September 30, 2011
Net interest income (a)	$345	359	85	29	84	—		902
Provision for loan and lease losses	104	87	55	16	(175)	—		87

Net interest income after provision for loan and lease losses	241	272	30	13	259	—		815
Noninterest income:
Mortgage banking net revenue	—	3	175	—	—	—		178
Service charges on deposits	53	81	—	1	(1)	—		134
Investment advisory revenue	3	30	—	89	—	(30	)(b)	92
Corporate banking revenue	82	4	—	1	—			87
Card and processing revenue	10	78	—	1	(11)	—		78
Other noninterest income	11	19	10	—	24	—		64
Securities gains, net	—	—	—	—	26	—		26
Securities gains, net—non-qualifying hedges on mortgage servicing rights	—	—	6	—	—	—		6

Total noninterest income	159	215	191	92	38	(30)		665
Noninterest expense:
Salaries, wages and incentives	60	115	37	34	123	—		369
Employee benefits	9	31	8	6	16	—		70
Net occupancy expense	5	46	2	3	19	—		75
Technology and communications	2	1	—	—	45			48
Card and processing expense	1	33	—	—	—	—		34
Equipment expense	1	13	—	—	14			28
Other noninterest expense	184	160	111	62	(165)	(30)		322

Total noninterest expense	262	399	158	105	52	(30)		946

Income before income taxes	138	88	63	—	245	—		534
Applicable income tax expense(a)	10	31	22	—	90	—		153

Net income	128	57	41	—	155	—		381
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—		—

Net income attributable to Bancorp	128	57	41	—	155	—		381
Dividends on preferred stock	—	—	—	—	8	—		8

Net income available to common shareholders	$128	57	41	—	147	—		373

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$44,622	46,727	23,213	7,358	(7,015)	—		114,905

(a)	Includes FTE adjustments of $4.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Commercial	Branch	Consumer	Investment	General
($ in millions, except per share data)	Banking	Banking	Lending	Advisors	Corporate	Eliminations		Total
Three months ended September 30, 2010
Net interest income (a)	$389	384	102	35	6	—		916
Provision for loan and lease losses	559	153	232	12	(499)	—		457

Net interest income (loss) after provision for loan and lease losses	(170)	231	(130)	23	505	—		459
Noninterest income:
Mortgage banking net revenue	—	8	224	—	—	—		232
Service charges on deposits	50	92	—	1	—	—		143
Investment advisory revenue	5	27	—	85	—	(27	)(b)	90
Corporate banking revenue	81	4	—	2	(1)	—		86
Card and processing revenue	9	73	—	—	(5)	—		77
Other noninterest income	(6)	18	6	—	177	—		195
Securities gains, net	—	—	—	—	4	—		4

Total noninterest income	139	222	230	88	175	(27)		827
Noninterest expense:
Salaries, wages and incentives	52	110	44	33	121	—		360
Employee benefits	7	27	7	5	36	—		82
Net occupancy expense	4	43	2	2	21	—		72
Technology and communications	4	4	1	—	39	—		48
Card and processing expense	—	26	—	—	—	—		26
Equipment expense	1	12	—	—	17	—		30
Other noninterest expense	178	167	91	60	(108)	(27)		361

Total noninterest expense	246	389	145	100	126	(27)		979

Income (loss) before income taxes	(277)	64	(45)	11	554	—		307
Applicable income tax (benefit) expense (a)	(132)	25	(18)	4	190	—		69

Net income (loss)	(145)	39	(27)	7	364	—		238
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—		—

Net income (loss) attributable to Bancorp	(145)	39	(27)	7	364	—		238
Dividends on preferred stock	—	—	—	—	63	—		63

Net income (loss) available to common shareholders	$(145)	39	(27)	7	301	—		175

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$43,403	46,479	22,227	6,296	(6,083)	—		112,322

(a)	Includes FTE adjustments of $4.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Commercial	Branch	Consumer	Investment	General
($ in millions, except per share data)	Banking	Banking	Lending	Advisors	Corporate	Eliminations		Total
Nine months ended September 30, 2011
Net interest income(a)	$1,015	1,057	256	85	242	—		2,655
Provision for loan and lease losses	402	300	205	25	(564)	—		368

Net interest income after provision for loan and lease losses	613	757	51	60	806	—		2,287
Noninterest income:
Mortgage banking net revenue	—	6	435	1	—	—		442
Service charges on deposits	154	228	—	3	(1)	—		384
Investment advisory revenue	9	89	—	275	—	(88	)(b)	285
Corporate banking revenue	254	11	—	2	1	—		268
Card and processing revenue	29	241	—	3	(25)	—		248
Other noninterest income	51	57	26	—	92	—		226
Securities gains, net	—	—	—	—	40	—		40
Securities gains, net—non-qualifying hedges on mortgage servicing rights	—	—	12	—	—	—		12

Total noninterest income	497	632	473	284	107	(88)		1,905
Noninterest expense:
Salaries, wages and incentives	170	344	101	104	366	—		1,085
Employee benefits	35	100	26	21	64	—		246
Net occupancy expense	15	138	6	8	59	—		226
Technology and communications	8	4	1	1	126	—		140
Card and processing expense	4	88	—	—	—	—		92
Equipment expense	2	38	1	1	43	—		85
Other noninterest expense	581	480	319	181	(582)	(88)		891

Total noninterest expense	815	1,192	454	316	76	(88)		2,765

Income before income taxes	295	197	70	28	837	—		1,427
Applicable income tax expense (benefit) (a)	(7)	69	24	10	347	—		443

Net income	302	128	46	18	490	—		984
Less: Net income attributable to noncontrolling interest	—	—	—	—	1	—		1

Net income attributable to Bancorp	302	128	46	18	489	—		983
Dividends on preferred stock	—	—	—	—	194	—		194

Net income available to common shareholders	$302	128	46	18	295	—		789

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$44,622	46,727	23,213	7,358	(7,015)	—		114,905

(a)	Includes FTE adjustments of $14.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

	Commercial	Branch	Consumer	Investment	General
($ in millions, except per share data)	Banking	Banking	Lending	Advisors	Corporate	Eliminations		Total
Nine months ended September 30, 2010
Net interest income (a)	$1,156	1,155	299	109	(16)	—		2,703
Provision for loan and lease losses	1,025	436	478	33	(600)	—		1,372

Net interest income (loss) after provision for loan and lease losses	131	719	(179)	76	584	—		1,331
Noninterest income:
Mortgage banking net revenue	—	18	479	1	—	—		498
Service charges on deposits	145	285	—	5	—	—		435
Investment advisory revenue	11	78	—	256	—	(78	)(b)	267
Corporate banking revenue	248	11	—	2	(1)	—		260
Card and processing revenue	25	220	—	2	(12)	—		235
Other noninterest income	36	54	26	—	238	—		354
Securities gains, net	—	—	—	—	25	—		25

Total noninterest income	465	666	505	266	250	(78)		2,074
Noninterest expense:
Salaries, wages and incentives	156	327	113	95	355	—		1,046
Employee benefits	29	88	22	19	83	—		241
Net occupancy expense	12	130	5	7	68	—		222
Technology and communications	10	12	1	2	113	—		138
Card and processing expense	1	80	—	—	1	—		82
Equipment expense	2	37	1	1	50	—		91
Other noninterest expense	515	489	249	173	(299)	(78)		1,049

Total noninterest expense	725	1,163	391	297	371	(78)		2,869

Income (loss) before income taxes	(129)	222	(65)	45	463	—		536
Applicable income tax expense (benefit) (a)	(152)	83	(28)	16	197	—		116

Net income (loss)	23	139	(37)	29	266	—		420
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—		—

Net income (loss) attributable to Bancorp	23	139	(37)	29	266	—		420
Dividends on preferred stock	—	—	—	—	187	—		187

Net income (loss) available to common shareholders	$23	139	(37)	29	79	—		233

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$43,403	46,479	22,227	6,296	(6,083)	—		112,322

(a)	Includes FTE adjustments of $13.
(b)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the third quarter of 2011 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 3 and Note 18 of the Notes to Condensed Consolidated Financial Statements for information regarding purchases and sales of equity securities by the Bancorp during the third quarter of 2011.

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

Fifth Third Bancorp
Registrant

Date: November 9, 2011	/s/ Daniel T. Poston
Daniel T. Poston
Executive Vice President and
Chief Financial Officer