Form 10-K
period 2011-12-31
FIFTH THIRD BANCORP
filed 2012-02-29
CIK 35527

2011 ANNUAL REPORT

FINANCIAL CONTENTS

Annual Report on Form 10-K	152
Consolidated Ten Year Comparison	167
Directors and Officers	168
Corporate Information

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements about Fifth Third Bancorp and/or the company as combined acquired entities within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties. This report may contain certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Fifth Third Bancorp and/or the combined company including statements preceded by, followed by or that include the words or phrases such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act); (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties from the separation of Vantiv Holding, LLC from Fifth Third; (21) loss of income from any sale or potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth; (22) ability to secure confidential information through the use of computer systems and telecommunications networks; and (23) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.

GLOSSARY OF TERMS

Fifth Third Bancorp provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and in the Notes to Consolidated Financial Statements.

ALCO: Asset Liability Management Committee

ALLL: Allowance for Loan and Lease Losses

ARM: Adjustable Rate Mortgage

ATM: Automated Teller Machine

BOLI: Bank Owned Life Insurance

bps: Basis points

CCAR: Comprehensive Capital Analysis and Review

CDC: Fifth Third Community Development Corporation

CFPB: United States Consumer Financial Protection Bureau

C&I: Commercial and Industrial

CPP: Capital Purchase Program

CRA: Community Reinvestment Act

DCF: Discounted Cash Flow

DDAs: Demand Deposit Accounts

DIF: Deposit Insurance Fund

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

FICO: Fair Isaac Corporation (credit rating)

FNMA: Federal National Mortgage Association

FRB: Federal Reserve Bank

FTAM: Fifth Third Asset Management, Inc.

FTE: Fully Taxable Equivalent

FTP: Funds Transfer Pricing

FTPS: Fifth Third Processing Solutions, now Vantiv Holding, LLC

FTS: Fifth Third Securities

GNMA: Government National Mortgage Association

GSE: Government Sponsored Enterprise

IFRS: International Financial Reporting Standards

IPO: Initial Public Offering

IRC: Internal Revenue Code

IRS: Internal Revenue Service

LIBOR: London InterBank Offered Rate

LLC: Limited Liability Company

LTV: Loan-to-Value

MD&A: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSR: Mortgage Servicing Right

NII: Net Interest Income

NM: Not Meaningful

NYSE: New York Stock Exchange

OCI: Other Comprehensive Income

OREO: Other Real Estate Owned

OTTI: Other-Than-Temporary Impairment

PMI: Private Mortgage Insurance

RSAs: Restricted Stock Awards

SARs: Stock Appreciation Rights

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

TABLE 1: SELECTED FINANCIAL DATA

For the years ended December 31 ($ in millions, except for per share data)	2011	2010	2009	2008	2007
Income Statement Data
Net interest income(a)	$3,575	3,622	3,373	3,536	3,033
Noninterest income	2,455	2,729	4,782	2,946	2,467
Total revenue(a)	6,030	6,351	8,155	6,482	5,500
Provision for loan and lease losses	423	1,538	3,543	4,560	628
Noninterest expense	3,758	3,855	3,826	4,564	3,311
Net income (loss) attributable to Bancorp	1,297	753	737	(2,113)	1,076
Net income (loss) available to common shareholders	1,094	503	511	(2,180)	1,075
Common Share Data
Earnings per share, basic	$1.20	0.63	0.73	(3.91)	1.99
Earnings per share, diluted	1.18	0.63	0.67	(3.91)	1.98
Cash dividends per common share	0.28	0.04	0.04	0.75	1.70
Book value per share	13.92	13.06	12.44	13.57	17.18
Market value per share	12.72	14.68	9.75	8.26	25.13
Financial Ratios (%)
Return on assets	1.15%	0.67	0.64	(1.85)	1.05
Return on average common equity	9.0	5.0	5.6	(23.0)	11.2
Dividend payout ratio	23.3	6.3	5.5	NM	85.4
Average equity as a percent of average assets	11.41	12.22	11.36	8.78	9.35
Tangible common equity(b)	8.68	7.04	6.45	4.23	6.14
Net interest margin(a)	3.66	3.66	3.32	3.54	3.36
Efficiency(a)	62.3	60.7	46.9	70.4	60.2
Credit Quality
Net losses charged off	$1,172	2,328	2,581	2,710	462
Net losses charged off as a percent of average loans and leases	1.49%	3.02	3.20	3.23	0.61
ALLL as a percent of loans and leases	2.78	3.88	4.88	3.31	1.17
Allowance for credit losses as a percent of loans and leases(c)	3.01	4.17	5.27	3.54	1.29
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned(d) (e)	2.23	2.79	4.22	2.38	1.25
Average Balances
Loans and leases, including held for sale	$80,214	79,232	83,391	85,835	78,348
Total securities and other short-term investments	17,468	19,699	18,135	14,045	12,034
Total assets	112,666	112,434	114,856	114,296	102,477
Transaction deposits(f)	72,392	65,662	55,235	52,680	50,987
Core deposits(g)	78,652	76,188	69,338	63,815	61,765
Wholesale funding(h)	16,939	18,917	28,539	36,261	27,254
Bancorp shareholders’ equity	12,851	13,737	13,053	10,038	9,583
Regulatory Capital Ratios (%)
Tier I capital	11.91%	13.89	13.30	10.59	7.72
Total risk-based capital	16.09	18.08	17.48	14.78	10.16
Tier I leverage	11.10	12.79	12.34	10.27	8.50
Tier I common equity(b)	9.35	7.48	6.99	4.37	5.72
(a)	Amounts presented on an FTE basis. The FTE adjustment for years ended December 31, 2011, 2010, 2009, 2008, and 2007 were $18, $18, $19, $22 and $24, respectively.
(b)	The return on average tangible common equity, tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of the MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	The Bancorp modified its nonaccrual policy in 2009 to exclude consumer TDR loans less than 90 days past due as they were performing in accordance with restructuring terms. For comparability purposes, prior periods were adjusted to reflect this reclassification.
(f)	Includes demand, interest checking, savings, money market and foreign office deposits.
(g)	Includes transaction deposits plus other time deposits.
(h)	Includes certificates $100,000 and over, other deposits, federal funds purchased, short-term borrowings and long-term debt.

Fifth Third Bancorp	15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 2: QUARTERLY INFORMATION (unaudited)

	2011				2010
For the three months ended ($ in millions, except per share data)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Net interest income (FTE)	$920	902	869	884	919	916	887	901
Provision for loan and lease losses	55	87	113	168	166	457	325	590
Noninterest income	550	665	656	584	656	827	620	627
Noninterest expense	993	946	901	918	987	979	935	956
Net income (loss) attributable to Bancorp	314	381	337	265	333	238	192	(10)
Net income (loss) available to common shareholders	305	373	328	88	270	175	130	(72)
Earnings per share, basic	0.33	0.41	0.36	0.10	0.34	0.22	0.16	(0.09)
Earnings per share, diluted	0.33	0.40	0.35	0.10	0.33	0.22	0.16	(0.09)

16	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At December 31, 2011, the Bancorp had $117 billion in assets, operated 15 affiliates with 1,316 full-service Banking Centers, including 104 Bank Mart® locations open seven days a week inside select grocery stores, and 2,425 ATMs in 12 states throughout the Midwestern and Southeastern regions of the United States. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has a 49% interest in Vantiv Holding, LLC, formerly Fifth Third Processing Solutions, LLC.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, see the Glossary of Terms in this report for a list of acronyms included as a tool for the reader of this annual report on Form 10-K. The acronyms identified therein are used throughout this MD&A, as well as the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2011, net interest income, on a FTE basis, and noninterest income provided 59% and 41% of total revenue, respectively. The Bancorp derives the majority of its revenues within the United States from customers domiciled in the United States. Revenue from foreign countries and external customers domiciled in foreign countries is immaterial to the Bancorp’s Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

Net interest income is the difference between interest income earned on assets such as loans, leases and securities, and interest expense incurred on liabilities such as deposits, short-term borrowings and long-term debt. Net interest income is affected by the general level of interest rates, the relative level of short-term and long-term interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Bancorp earns on its assets and pays on its liabilities are established for a period of time. The change in market interest rates over time exposes the Bancorp to interest rate risk through potential adverse changes to net interest income and financial position. The Bancorp manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Bancorp enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks. The Bancorp is also exposed to the risk of losses on its loan and lease portfolio, as a result of changing expected cash flows caused by loan defaults and inadequate collateral due to a weakened economy within the Bancorp’s footprint.

Net interest income, net interest margin and the efficiency ratio are presented in MD&A on a FTE basis. The FTE basis adjusts for the tax-favored status of income from certain loans and securities held by the Bancorp that are not taxable for federal income tax purposes. The Bancorp believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts.

Noninterest income is derived primarily from mortgage banking net revenue, service charges on deposits, corporate banking revenue, investment advisory revenue and card and processing revenue. Noninterest expense is primarily driven by personnel costs, occupancy expenses, costs incurred in the origination of loans and leases and insurance premiums paid to the FDIC.

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

Repurchase of Outstanding TARP Preferred Stock

As further discussed in Note 23 of the Notes to Consolidated Financial Statements, on December 31, 2008, the Bancorp issued $3.4 billion of Fixed Rate Cumulative Perpetual Preferred Stock, Series F, and related warrants to the U.S. Treasury under the U.S. Treasury’s CPP.

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

On March 16, 2011, the Bancorp repurchased the warrant issued to the U.S. Treasury in connection with the CPP preferred stock investment at an agreed upon price of $280 million, which was recorded as a reduction to capital surplus in the Bancorp’s Consolidated Financial Statements. The warrant gave the U.S. Treasury the right to purchase 43,617,747 shares of the Bancorp’s common stock at $11.72 per share.

Fifth Third Bancorp	17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Redemption of Trust Preferred Securities

On March 18, 2011, the Bancorp announced that the FRB did not object to the Bancorp’s capital plan submitted under the FRB’s 2011 CCAR. Pursuant to this plan, during the second quarter of 2011 the Bancorp redeemed certain trust preferred securities, totalling $452 million, which related to the Fifth Third Capital Trust VII, First National Bankshares Statutory Trust I and R&G Capital Trust II, LLT. During the third quarter of 2011, pursuant to the previously mentioned plan, the Bancorp redeemed certain trust preferred securities, totalling $40 million, which related to the R&G Crown Cap Trust IV and First National Bankshares Statutory Trust II. During the fourth quarter of 2011, pursuant to the previously mentioned plan, the Bancorp redeemed certain trust preferred securities, totalling $25 million, which related to the RG Crown Cap Trust I. As a result of these redemptions, the Bancorp recorded a $7 million gain on the extinguishment of this debt within other noninterest expense in the Bancorp’s Consolidated Statements of Income.

Legislative Developments

On July 21, 2010, the Dodd-Frank Act was signed into law. This act implements changes to the financial services industry and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The legislation establishes a CFPB responsible for implementing and enforcing compliance with consumer financial laws, changes the methodology for determining deposit insurance assessments, gives the FRB the ability to regulate and limit interchange rates charged to merchants for the use of debit cards, enacts new limitations on proprietary trading, broadens the scope of derivative instruments subject to regulation, requires on-going stress tests and the submission of annual capital plans for certain organizations and requires changes to regulatory capital ratios. This act also calls for federal regulatory agencies to conduct multiple studies over the next several years in order to implement its provisions.

The Bancorp was impacted by a number of the components of the Dodd-Frank Act which were implemented during 2011. The CFPB began operations on July 21, 2011. The CFPB holds primary responsibility for regulating consumer protection by enforcing existing consumer laws, writing new consumer legislation, conducting bank examinations, monitoring and reporting on markets, as well as collecting and tracking consumer complaints. The FRB final rule implementing the Dodd-Frank Act’s “Durbin Amendment”, which limits debit card interchange fees, was issued on July 21, 2011 for transactions occurring after September 30, 2011. The final rule establishes a cap on the fees banks with more than $10 billion in assets can charge merchants for debit card transactions. The fee was set at $.21 per transaction plus an additional 5 bps of the transaction amount and $.01 to cover fraud losses. The FRB repealed Regulation Q as mandated by the Dodd-Frank Act on July 21, 2011. Regulation Q was implemented as part of the Glass-Steagall Act in the 1930’s and provided a prohibition against the payment of interest on demand deposits. While the total impact of the Dodd-Frank Act on Fifth Third is not currently known, the impact is expected to be substantial and may have an adverse impact on Fifth Third’s financial performance and growth opportunities.

TABLE 3: CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2011	2010	2009	2008	2007
Interest income (FTE)	$4,236	4,507	4,687	5,630	6,051
Interest expense	661	885	1,314	2,094	3,018
Net interest income (FTE)	3,575	3,622	3,373	3,536	3,033
Provision for loan and lease losses	423	1,538	3,543	4,560	628
Net interest income (loss) after provision for loan and lease losses (FTE)	3,152	2,084	(170)	(1,024)	2,405
Noninterest income	2,455	2,729	4,782	2,946	2,467
Noninterest expense	3,758	3,855	3,826	4,564	3,311
Income (loss) before income taxes (FTE)	1,849	958	786	(2,642)	1,561
Fully taxable equivalent adjustment	18	18	19	22	24
Applicable income tax expense (benefit)	533	187	30	(551)	461
Net income (loss)	1,298	753	737	(2,113)	1,076
Less: Net income attributable to noncontrolling interests	1	—	—	—	—
Net income (loss) attributable to Bancorp	1,297	753	737	(2,113)	1,076
Dividends on preferred stock	203	250	226	67	1
Net income (loss) available to common shareholders	$1,094	503	511	(2,180)	1,075
Earnings per share	$1.20	0.63	0.73	(3.91)	1.99
Earnings per diluted share	1.18	0.63	0.67	(3.91)	1.98
Cash dividends declared per common share	$0.28	0.04	0.04	0.75	1.70

Earnings Summary

The Bancorp’s net income available to common shareholders for the year ended December 31, 2011 was $1.1 billion, or $1.18 per diluted share, which was net of $203 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2010 was $503 million, or $0.63 per diluted share, which was net of $250 million in preferred stock dividends. The preferred stock dividends during 2011 included $153 million in discount accretion resulting from the Bancorp’s repurchase of Series F preferred stock.

Net interest income was $3.6 billion for the years ended December 31, 2011 and 2010. Net interest income in 2011 compared to the prior year was impacted by a 22 bps decrease in average yield on average interest earning assets offset by a 25 bps decrease in the average rate paid on interest bearing liabilities and a $3.2 billion decrease in average interest bearing liabilities, coupled with a mix shift to lower cost deposits. Net interest margin was 3.66% for the years ended December 31, 2011 and 2010.

Noninterest income decreased $274 million, or 10%, in 2011 compared to 2010 primarily as the result of $152 million litigation settlement related to one of the Bancorp’s BOLI policies during the third quarter of 2010, a $54 million decrease in service charges on deposits primarily due to the impact of Regulation E and a $50 million decrease in mortgage banking net revenue primarily as the result of a decrease in origination fees and a decrease in gains on loan sales partially offset by an increase in net servicing revenue.

18	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expense decreased $97 million, or three percent, in 2011 compared to 2010 primarily due to a decrease of $59 million in the provision for representation and warranty claims related to residential mortgage loans sold to third parties; a decrease of $41 million in FDIC insurance and other taxes, a $22 million decrease from the change in the provision for unfunded commitments and letters of credit, a $21 million decrease in intangible asset amortization and a $19 million decrease in professional service fees. This activity was partially offset by a $64 million increase in total personnel costs (salaries, wages and incentives plus employee benefits).

Credit Summary

The Bancorp does not originate subprime mortgage loans and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. Throughout 2010 and 2011, the Bancorp continued to be affected by high unemployment rates, weakened housing markets, particularly in the upper Midwest and Florida, and a challenging credit environment. Credit trends have improved, and as a result, the provision for loan and lease losses decreased to $423 million in 2011 compared to $1.5 billion in 2010. In addition, net charge-offs as a percent of average loans and leases decreased to 1.49% during 2011 compared to 3.02% during 2010. At December 31, 2011, nonperforming assets as a percent of loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 2.23%, compared to 2.79% at December 31, 2010. For further discussion on credit quality, see the Credit Risk Management section in MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System. As of December 31, 2011, the Tier I capital ratio was 11.91%, the Tier I leverage ratio was 11.10% and the total risk-based capital ratio was 16.09%.

Fifth Third Bancorp	19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

The Bancorp considers various measures when evaluating capital utilization and adequacy, including the tangible equity ratio, tangible common equity ratio and Tier I common equity ratio, in addition to capital ratios defined by banking regulators. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Because U.S. GAAP does not include capital ratio measures, the Bancorp believes there are no comparable U.S. GAAP financial measures to these ratios. These ratios are not formally defined by U.S. GAAP or codified in the federal banking regulations and, therefore, are considered to be non-GAAP financial measures. Since analysts and banking regulators may assess the Bancorp’s capital adequacy using these ratios, the Bancorp believes they are useful to provide investors the ability to assess its capital adequacy on the same basis.

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

Pre-provision net revenue is net interest income plus noninterest income minus noninterest expense and taxable equivalent adjustment. The Bancorp believes this measure is important because it provides a ready view of the Bancorp’s earnings before the impact of provision expense.

The following table reconciles non-GAAP financial measures to U.S. GAAP as of December 31:

TABLE 4: NON-GAAP FINANCIAL MEASURES

($ in millions)	2011	2010
Income before income taxes (U.S. GAAP)	$1,831	940
Add: Provision expense (U.S. GAAP)	423	1,538
Pre-provision net revenue	2,254	2,478
Net income available to common shareholders (U.S. GAAP)	$1,094	503
Add: Intangible amortization, net of tax	15	29
Tangible net income available to common shareholders	1,109	532
Total Bancorp shareholders’ equity (U.S. GAAP)	$13,201	14,051
Less: Preferred stock	(398)	(3,654)
Goodwill	(2,417)	(2,417)
Intangible assets	(40)	(62)
Tangible common equity, including unrealized gains / losses	10,346	7,918
Less: Accumulated other comprehensive income	(470)	(314)
Tangible common equity, excluding unrealized gains / losses (1)	9,876	7,604
Add: Preferred stock	398	3,654
Tangible equity (2)	10,274	11,258
Total assets (U.S. GAAP)	$116,967	111,007
Less: Goodwill	(2,417)	(2,417)
Intangible assets	(40)	(62)
Accumulated other comprehensive income, before tax	(723)	(483)
Tangible assets, excluding unrealized gains / losses (3)	$113,787	108,045
Total Bancorp shareholders’ equity (U.S. GAAP)	$13,201	14,051
Less: Goodwill and certain other intangibles	(2,514)	(2,546)
Accumulated other comprehensive income	(470)	(314)
Add: Qualifying trust preferred securities	2,248	2,763
Other	38	11
Tier I capital	12,503	13,965
Less: Preferred stock	(398)	(3,654)
Qualifying trust preferred securities	(2,248)	(2,763)
Qualified noncontrolling interest in consolidated subsidiaries	(50)	(30)
Tier I common equity (4)	$9,807	7,518
Risk-weighted assets (5) (a)	$104,945	100,561
Ratios:
Tangible equity (2) / (3)	9.03%	10.42
Tangible common equity (1) / (3)	8.68%	7.04
Tier I common equity (4) / (5)	9.35%	7.48

(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in the Bancorp’s total risk-weighted assets.

20	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNTING STANDARDS

Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standards adopted by the Bancorp during 2011 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. No material changes were made to the valuation techniques or models described below during the year ended December 31, 2011.

ALLL

The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage, and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the commercial portfolio segment include commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction, and commercial leasing. The residential mortgage portfolio segment is also considered a class. Classes within the consumer segment include home equity, automobile, credit card, and other consumer loans and leases. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, see Note 6 of the Notes to Consolidated Financial Statements.

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

The Bancorp’s methodology for determining the ALLL is based on historical loss rates, current credit grades, specific allocation on loans modified in a TDR and impaired commercial credits above specified thresholds and other qualitative adjustments. Allowances on individual commercial loans, TDRs and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. An unallocated allowance is maintained to recognize the imprecision in estimating and measuring losses when evaluating allowances for individual loans or pools of loans.

Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses, as well as loans that have been modified in a TDR, are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure, and other factors when evaluating whether an individual loan is impaired. Other factors may include the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower, and the Bancorp’s evaluation of the borrower’s management. When individual loans are impaired, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. Allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, fair value of the underlying collateral or readily observable secondary market values. The Bancorp evaluates the collectability of both principal and interest when assessing the need for a loss accrual.

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

Homogenous loans and leases in the residential mortgage and consumer portfolio segments are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks, and allowances are established based on the expected net charge-offs. Loss rates are based on the trailing twelve month net charge-off history by loan category. Historical loss rates may be adjusted for certain prescriptive and qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Factors that management considers in the analysis include the effects of the national and local economies; trends in the nature and volume of delinquencies, charge-offs and nonaccrual loans; changes in loan mix; credit score migration comparisons; asset quality trends; risk management and loan administration; changes in the internal lending policies and credit standards; collection practices; and examination results from bank regulatory agencies and the Bancorp’s internal credit reviewers.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

probable losses related to unfunded credit facilities and is included in other liabilities in the Consolidated Balance Sheets. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and historical loss rates based on credit grade migration. This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of the Bancorp ALLL, as discussed above. Net adjustments to the reserve for unfunded commitments are included in other noninterest expense in the Consolidated Statements of Income.

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

Valuation of Servicing Rights

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it often obtains servicing rights. Servicing rights resulting from loan sales are initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing income. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speeds of the underlying loans, the weighted-average life, the discount rate, the weighted-average coupon and the weighted-average default rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for impairment in the servicing portfolio. For purposes of measuring impairment, the mortgage servicing rights are stratified into classes based on the financial asset type (fixed-rate vs. adjustable-rate) and interest rates. For additional information on servicing rights, see Note 12 of the Notes to Consolidated Financial Statements.

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

The Bancorp’s fair value measurements involve various valuation techniques and models, which involve inputs that are observable, when available. Valuation techniques and parameters used for measuring assets and liabilities are reviewed and validated by the Bancorp on a quarterly basis. Additionally, the Bancorp monitors the fair values of significant assets and liabilities using a variety of methods including the evaluation of pricing runs and exception reports based on certain analytical criteria, comparison to previous trades and overall review and assessments for

22	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reasonableness. The following is a summary of valuation techniques utilized by the Bancorp for its significant assets and liabilities measured at fair value on a recurring basis.

Available-for-sale and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include agency and non-agency mortgage-backed securities, other asset-backed securities, obligations of U.S. Government sponsored agencies, and corporate and municipal bonds. Agency mortgage-backed securities, obligations of U.S. Government sponsored agencies, and corporate and municipal bonds are generally valued using a market approach based on observable prices of securities with similar characteristics. Non-agency mortgage-backed securities and other asset-backed securities are generally valued using an income approach based on discounted cash flows, incorporating prepayment speeds, performance of underlying collateral and specific tranche-level attributes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Trading securities classified as Level 3 consist of auction rate securities. Due to the illiquidity in the market for these types of securities, the Bancorp measures fair value using a discount rate based on the assumed holding period.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties, and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At December 31, 2011, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of warrants and put rights associated with the sale of Vantiv Holding, LLC and a total return swap associated with the Bancorp’s sale of its Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Since none of the Bancorp’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Bancorp’s stock price. To determine the fair value of a reporting unit, the Bancorp employs an income-based approach, utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. Additionally, the Bancorp determines its market capitalization based on the average of the closing price of the Bancorp’s stock during the month including the measurement date, incorporating an additional control premium, and compares this market-based fair value measurement to the aggregate fair value of the Bancorp’s reporting units in order to corroborate the results of the income approach.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS

The risks listed below present risks that could have a material impact on the Bancorp’s financial condition, the results of its operations, or its business.

RISKS RELATING TO ECONOMIC AND MARKET CONDITIONS

Weakness in the economy and in the real estate market, including specific weakness within Fifth Third’s geographic footprint, has adversely affected Fifth Third and may continue to adversely affect Fifth Third.

If the strength of the U.S. economy in general or the strength of the local economies in which Fifth Third conducts operations declines or does not improve in a reasonable time frame, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant effect on Fifth Third’s loan portfolio and ALLL and in the receipt of lower proceeds from the sale of loans and foreclosed properties. A significant portion of Fifth Third’s residential mortgage and commercial real estate loan portfolios are comprised of borrowers in Michigan, Northern Ohio and Florida, which markets have been particularly adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building. These factors could result in higher delinquencies, greater charge-offs and increased losses on the sale of foreclosed real estate in future periods, which could materially adversely affect Fifth Third’s financial condition and results of operations.

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

Fifth Third enters into and maintains trading and investment positions in the capital markets on its own behalf and manages investment positions on behalf of its customers. These investment positions include derivative financial instruments. The revenues and profits Fifth Third derives from managing proprietary and customer trading and investment positions are dependent on market prices. Market changes and trends may result in a decline in investment advisory revenue or investment or trading losses that may materially affect Fifth Third. Losses on behalf of its customers could expose Fifth Third to litigation, credit risks or loss of revenue from those customers. Additionally, substantial losses in Fifth Third’s trading and investment positions could lead to a loss with respect to those investments and may adversely affect cash flows and funding costs.

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

Fifth Third’s stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include:

•	Actual or anticipated variations in earnings;
•	Changes in analysts’ recommendations or projections;
•	Fifth Third’s announcements of developments related to its businesses;
•	Operating and stock performance of other companies deemed to be peers;
•	Actions by government regulators;
•	New technology used or services offered by traditional and non-traditional competitors
•	News reports of trends, concerns and other issues related to the financial services industry
•	Natural disasters
•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

When Fifth Third lends money or commits to lend money the Bancorp incurs credit risk or the risk of losses if borrowers do not repay their loans. The credit performance of the loan portfolios significantly affects the Bancorp’s financial results and condition. If the current economic environment were to deteriorate, more customers may have difficulty in repaying their loans or other obligations which could result in a higher level of credit losses and reserves for credit losses. Fifth Third reserves for credit losses by

Fifth Third Bancorp	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

establishing reserves through a charge to earnings. The amount of these reserves is based on Fifth Third’s assessment of credit losses inherent in the loan portfolio (including unfunded credit commitments). The process for determining the amount of the allowance for loan and lease losses and the reserve for unfunded commitments is critical to Fifth Third’s financial results and condition. It requires difficult, subjective and complex judgments about the environment, including analysis of economic or market conditions that might impair the ability of borrowers to repay their loans.

Fifth Third might underestimate the credit losses inherent in its loan portfolio and have credit losses in excess of the amount reserved. Fifth Third might increase the reserve because of changing economic conditions, including falling home prices or higher unemployment, or other factors such as changes in borrower’s behavior. As an example, borrowers may “strategically default,” or discontinue making payments on their real estate-secured loans if the value of the real estate is less than what they owe, even if they are still financially able to make the payments.

Fifth Third believes that both the allowance for loan and lease losses and reserve for unfunded commitments are adequate to cover inherent losses at December 31, 2011; however, there is no assurance that they will be sufficient to cover future credit losses, especially if housing and employment conditions worsen. In the event of significant deterioration in economic conditions, Fifth Third may be required to build reserves in future periods, which would reduce earnings.

For more information, refer to the “Risk Management—Credit Risk Management,” “Critical Accounting Policies—Allowance for Loan and Leases,” and “Reserve for Unfunded Commitments” of the MD&A.

Fifth Third must maintain adequate sources of funding and liquidity.

Fifth Third must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory expectations. Fifth Third primarily relies on bank deposits to be a low cost and stable source of funding for the loans Fifth Third makes and the operations of Fifth Third’s business. Core customer deposits, which include transaction deposits and other time deposits, have historically provided Fifth Third with a sizeable source of relatively stable and low-cost funds (average core deposits funded 71% of average total assets at December 31, 2011). In addition to customer deposits, sources of liquidity include investments in the securities portfolio, Fifth Third’s ability to sell or securitize loans in secondary markets and to pledge loans to access secured borrowing facilities through the FHLB and the FRB, and Fifth Third’s ability to raise funds in domestic and international money and capital markets.

Fifth Third’s liquidity and ability to fund and run the business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruptions and volatility or a lack of market or customer confidence in financial markets in general similar to what occurred during the financial crisis in 2008 and early 2009, which may result in a loss of customer deposits or outflows of cash or collateral and/or ability to access capital markets on favorable terms.

Other conditions and factors that could materially adversely affect Fifth Third’s liquidity and funding include a lack of market or customer confidence in Fifth Third or negative news about Fifth Third or the financial services industry generally which also may result in a loss of deposits and/or negatively affect the ability to access the capital markets; the loss of customer deposits to alternative investments; inability to sell or securitize loans or other assets, and reductions in one or more of Fifth Third’s credit ratings. A reduced credit rating could adversely affect Fifth Third’s ability to borrow funds and raise the cost of borrowings substantially and could cause creditors and business counterparties to raise collateral requirements or take other actions that could adversely affect Fifth Third’s ability to raise capital. Many of the above conditions and factors may be caused by events over which Fifth Third has little or no control such as what occurred during the financial crisis. While market conditions have stabilized and, in many cases, improved, there can be no assurance that significant disruption and volatility in the financial markets will not occur in the future.

Other material adverse effects could include a reduction in Fifth Third’s credit ratings resulting from a further decrease in the probability of government support for large financial institutions such as Fifth Third assumed by the ratings agencies in their current credit ratings.

If Fifth Third is unable to continue to fund assets through customer bank deposits or access capital markets on favorable terms or if Fifth Third suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, liquidity, operating margins, financial results and condition may be materially adversely affected. As Fifth Third did during the financial crisis, it may also need to raise additional capital through the issuance of stock, which could dilute the ownership of existing stockholders, or reduce or even eliminate common stock dividends to preserve capital.

Fifth Third may have more credit risk and higher credit losses to the extent loans are concentrated by location of the borrower or collateral.

Fifth Third’s credit risk and credit losses can increase if its loans are concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. Deterioration in economic conditions, housing conditions and real estate values in these states and generally across the country could result in materially higher credit losses.

Bankruptcy laws may be changed to allow mortgage “cram-downs,” or court-ordered modifications to mortgage loans including the reduction of principal balances.

Under current bankruptcy laws, courts cannot force a modification of mortgage and home equity loans secured by primary residences. In response to the financial crises, legislation has been proposed to allow mortgage loan “cram-downs,” which would empower courts to modify the terms of mortgage and home equity loans including a reduction in the principal amount to reflect lower underlying property values. This could result in writing down the balance of mortgage and home equity loans to reflect their lower loan values. There is also risk that home equity loans in a second lien position (i.e. behind a mortgage) could experience significantly higher losses to the extent they became unsecured as a result of a cram-down. The availability of principal reductions or other modifications to mortgage loan terms could make bankruptcy a more attractive option for troubled borrowers, leading to increased bankruptcy filings and accelerated defaults.

Fifth Third may be required to repurchase mortgage loans or reimburse investors and others as a result of breaches in contractual representations and warranties.

Fifth Third sells residential mortgage loans to various parties, including GSEs and other financial institutions that purchase mortgage loans for investment or private label securitization. Fifth Third may be required to repurchase mortgage loans, indemnify the securitization trust, investor or insurer, or reimburse the securitization trust, investor or insurer for credit losses incurred on loans in the event of a breach of contractual representations or warranties that is not remedied within a period (usually 90 days or less) after Fifth Third receives notice of the breach. Contracts for mortgage loan sales to the GSEs include various types of specific remedies and penalties that could be applied to inadequate

26	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

responses to repurchase requests. If economic conditions and the housing market do not recover or future investor repurchase demand and success at appealing repurchase requests differ from past experience, Fifth Third could continue to have increased repurchase obligations and increased loss severity on repurchases, requiring material additions to the repurchase reserve.

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

The total amount that Fifth Third pays for funding costs is dependent, in part, on Fifth Third’s ability to grow its deposits. If Fifth Third is unable to sufficiently grow its deposits, it may be subject to paying higher funding costs. Fifth Third competes with banks and other financial services companies for deposits. If competitors raise the rates they pay on deposits, Fifth Third’s funding costs may increase, either because Fifth Third raises rates to avoid losing deposits or because Fifth Third loses deposits and must rely on more expensive sources of funding. Higher funding costs reduce our net interest margin and net interest income. Fifth Third’s bank customers could take their money out of the bank and put it in alternative investments, causing Fifth Third to lose a lower cost source of funding. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff.

The Bancorp’s ability to receive dividends from its subsidiaries accounts for most of its revenue and could affect its liquidity and ability to pay dividends.

Fifth Third Bancorp is a separate and distinct legal entity from its subsidiaries. Fifth Third Bancorp typically receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Fifth Third Bancorp’s stock and interest and principal on its debt. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that the Bancorp’s banking subsidiary and certain nonbank subsidiaries may pay. Also, Fifth Third Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors. Limitations on the Bancorp’s ability to receive dividends from its subsidiaries could have a material adverse effect on its liquidity and ability to pay dividends on stock or interest and principal on its debt.

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

Fifth Third’s ability to access the capital markets is important to its overall funding profile. This access is affected by the ratings assigned by rating agencies to Fifth Third, certain of its subsidiaries and particular classes of securities they issue. The interest rates that Fifth Third pays on its securities are also influenced by, among other things, the credit ratings that it, its subsidiaries and/or its securities receive from recognized rating agencies. A downgrade to Fifth Third or its subsidiaries’ credit rating could affect its ability to access the capital markets, increase its borrowing costs and negatively impact its profitability. A ratings downgrade to Fifth Third, its subsidiaries or their securities could also create obligations or liabilities to Fifth Third under the terms of its outstanding securities that could increase Fifth Third’s costs or otherwise have a negative effect on its results of operations or financial condition. Additionally, a downgrade of the credit rating of any particular security issued by Fifth Third or its subsidiaries could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

Fifth Third could suffer if it fails to attract and retain skilled personnel.

Fifth Third’s success depends, in large part, on its ability to attract and retain key individuals. Competition for qualified candidates in the activities and markets that Fifth Third serves is great and Fifth Third may not be able to hire these candidates and retain them. If Fifth Third is not able to hire or retain these key individuals, Fifth Third may be unable to execute its business strategies and may suffer adverse consequences to its business, operations and financial condition.

In June 2010, the federal banking agencies issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. The federal banking agencies and SEC proposed such rules in April 2011. If Fifth Third is unable to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, or if compensation costs required to attract and retain employees become more expensive, Fifth Third’s performance, including its competitive position, could be materially adversely affected.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revenue from MSRs can increase through increases in fair value. When rates fall, mortgage originations tend to increase and the value of MSRs tends to decline, also with some offsetting revenue effect. Even though the origination of mortgage loans can act as a “natural hedge,” the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of residential MSRs is immediate, but any offsetting revenue benefit from more originations and the MSRs relating to the new loans would accrue over time. It is also possible that, because of the recession and deteriorating housing market, even if interest rates were to fall, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the MSRs value caused by the lower rates.

Fifth Third typically uses derivatives and other instruments to hedge its mortgage banking interest rate risk. Fifth Third generally does not hedge all of its risks, and the fact that Fifth Third attempts to hedge any of the risks does not mean Fifth Third will be successful. Hedging is a complex process, requiring sophisticated models and constant monitoring. Fifth Third may use hedging instruments tied to U.S. Treasury rates, LIBOR or Eurodollars that may not perfectly correlate with the value or income being hedged. Fifth Third could incur significant losses from its hedging activities. There may be periods where Fifth Third elects not to use derivatives and other instruments to hedge mortgage banking interest rate risk.

Changes in interest rates could also reduce the value of MSRs.

Fifth Third acquires MSRs when it keeps the servicing rights after the sale or securitization of the loans that have been originated or when it purchases the servicing rights to mortgage loans originated by other lenders. Fifth Third initially measures all residential MSRs at fair value and subsequently amortizes the MSRs in proportion to, and over the period of, estimated net servicing income. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation allowance.

Changes in interest rates can affect prepayment assumptions and thus fair value. When interest rates fall, borrowers are usually more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of MSRs can decrease. Each quarter Fifth Third evaluates the fair value of MSRs, and decreases in fair value below amortized cost reduce earnings in the period in which the decrease occurs.

The preparation of Fifth Third’s financial statements requires the use of estimates that may vary from actual results.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make significant estimates that affect the financial statements. Two of Fifth Third’s most critical estimates are the level of the ALLL and the valuation of MSRs. Due to the uncertainty of estimates involved, Fifth Third may have to significantly increase the ALLL and/or sustain credit losses that are significantly higher than the provided allowance and could recognize a significant provision for impairment of its MSRs. If Fifth Third’s ALLL is not adequate, Fifth Third’s business, financial condition, including its liquidity and capital, and results of operations could be materially adversely affected.

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

Fifth Third relies on its systems and certain service providers, and certain failures could materially adversely affect operations.

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

Negative public opinion can result from Fifth Third’s actual or alleged conduct in activities, such as lending practices, data security, corporate governance and acquisitions, and may damage Fifth Third’s reputation. Negative public opinion has been observed through the media coverage of public protests and in relation to banks participating in the U.S. Treasury’s TARP program, in which Fifth Third was a participant. Additionally, actions taken by government regulators and community organizations may also damage Fifth Third’s reputation. This negative public opinion can adversely affect Fifth Third’s ability to attract and keep customers and can expose it to litigation and regulatory action.

The results of Vantiv Holding, LLC could have a negative impact on Fifth Third’s operating results and financial condition.

During the second quarter of 2009, Fifth Third sold an approximate 51% interest in its processing business, Vantiv Holding, LLC (formerly Fifth Third Processing Solutions) to Advent International. Based on Fifth Third’s current ownership share in Vantiv Holding, LLC, of approximately 49%, Vantiv Holding, LLC is accounted for under the equity method and is not consolidated. Poor operating results of Vantiv Holding, LLC could negatively affect the operating results of Fifth Third. In connection with the sale, Fifth Third provided Advent International with certain put rights that are exercisable in the event of three unlikely circumstances. The exercise of the put rights would result in Vantiv Holding, LLC becoming a wholly owned subsidiary of Fifth Third. As a result, Vantiv Holding, LLC would be consolidated and would subject

Fifth Third to the risks inherent in integrating a business. Additionally, such a change in the accounting treatment for Vantiv Holding, LLC may adversely impact Fifth Third’s capital. Fifth Third participates in a multi lender credit facility to Vantiv Holding, LLC and repayment of these loans is contingent on future cash flows to Vantiv Holding, LLC.

Fifth Third’s interests in Vantiv Holding, LLC may change and the potential effects of those changes are uncertain.

In November 2011, Vantiv Holding, LLC, through its affiliated entity, Vantiv Inc., filed a registration statement with the SEC which contemplates an IPO of shares of Class A Common Stock of Vantiv Inc. The IPO contemplates a corporate reorganization of Vantiv Inc., which reorganization could substantially change Fifth Third’s interests in Vantiv Holding, LLC. The potential effects on Fifth Third may include, without limitation, changes in (i) the Vantiv entities in which Fifth Third holds equity ownership, (ii) the type of equity interests owned by Fifth Third in those entities, (iii) Fifth Third’s overall ownership percentage interests in those entities, due to any sale by Fifth Third of any of its existing equity interests in Vantiv Holding, LLC or its ownership percentage is diluted through any sale of additional equity by Vantiv Holding, LLC in or in connection with the IPO, and (iv) Fifth Third’s voting and corporate governance rights. If Fifth Third sells any of its ownership interests in Vantiv Holding, LLC in connection with the Vantiv Inc. IPO, the amount of such sales have not yet been determined and the price at which such sales would be effected cannot be determined unless and until the IPO is completed. Fifth Third cannot predict whether the Vantiv Inc. IPO will be completed and/or the final terms and conditions thereof. Accordingly, the potential impacts on Fifth Third of a Vantiv Inc. IPO are uncertain.

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

RISKS RELATED TO THE LEGAL AND REGULATORY ENVIRONMENT

As a regulated entity, the Bancorp is subject to certain capital requirements that may limit its operations and potential growth.

The Bancorp is a bank holding company and a financial holding company. As such, it is subject to the comprehensive, consolidated supervision and regulation of the FRB, including risk-based and leverage capital requirements. The Bancorp must maintain certain risk-based and leverage capital ratios as required by its banking regulators and which can change depending upon general economic conditions and the Bancorp’s particular condition, risk profile and growth plans. Compliance with the capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect the Bancorp’s ability to expand or maintain present business levels.

The Bancorp’s banking subsidiary must remain well-capitalized, well-managed and maintain at least a “Satisfactory” CRA rating for the Bancorp to retain its status as a financial holding company. Failure to meet these requirements could result in the FRB placing

Fifth Third Bancorp	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

limitations or conditions on the Bancorp’s activities (and the commencement of new activities) and could ultimately result in the loss of financial holding company status. In addition, failure by the Bancorp’s banking subsidiary to meet applicable capital guidelines could subject the bank to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.

Fifth Third’s business, financial condition and results of operations could be adversely affected by new or changed regulations and by the manner in which such regulations are applied by regulatory authorities.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus on and scrutiny of the financial services industry. The U.S. government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis, by introducing various actions and passing legislations such as the Dodd Frank Act. Such programs and legislation subject Fifth Third and other financial institutions to restrictions, oversight and/or costs that may have an impact on Fifth Third’s business, financial condition, results of operations or the price of its common stock.

New proposals for legislation and regulations continue to be introduced that could further substantially increase regulation of the financial services industry. Fifth Third cannot predict whether any pending or future legislation will be adopted or the substance and impact of any such new legislation on Fifth Third. Additional regulation could affect Fifth Third in a substantial way and could have an adverse effect on its business, financial condition and results of operations.

Fifth Third is subject to various regulatory requirements that limit its operations and potential growth.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions and their holding companies, the FRB, the CFPB, and the Ohio Division of Financial Institutions have the authority to compel or restrict certain actions by Fifth Third and its banking subsidiary. Fifth Third and its banking subsidiary are subject to such supervisory authority and, more generally, must, in certain instances, obtain prior regulatory approval before engaging in certain activities or corporate decisions. There can be no assurance that such approvals, if required, would be forthcoming or that such approvals would be granted in a timely manner. Failure to receive any such approval, if required, could limit or impair Fifth Third’s operations, restrict its growth and/or affect its dividend policy. Such actions and activities subject to prior approval include, but are not limited to, increasing dividends paid by Fifth Third or its banking subsidiary, entering into a merger or acquisition transaction, acquiring or establishing new branches, and entering into certain new businesses.

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

In some cases, regulatory agencies may take supervisory actions that may not be publicly disclosed, which restrict or limit a financial institution. Finally, as part of Fifth Third’s regular examination process, Fifth Third’s and its banking subsidiary’s respective regulators may advise it and its banking subsidiary to operate under various restrictions as a prudential matter. Such supervisory actions or restrictions, if and in whatever manner imposed, could have a material adverse effect on Fifth Third’s business and results of operations and may not be publicly disclosed.

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

Deposit insurance premiums levied against Fifth Third may increase if the number of bank failures increase or the cost of resolving failed banks increases.

The FDIC maintains a DIF to resolve the cost of bank failures. The DIF is funded by fees assessed on insured depository institutions including Fifth Third. The magnitude and cost of resolving an increased number of bank failures have reduced the DIF. Future deposit premiums paid by Fifth Third depend on the level of the DIF and the magnitude and cost of future bank failures. Fifth Third also may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the DIF of the FDIC and reduced the ratio of reserves to insured deposits.

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

•	Subject Fifth Third to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;
•	Impact Fifth Third’s ability to invest in certain types of entities or engage in certain activities;
•	Impact a number of Fifth Third’s business and risk management strategies;
•	Restrict the revenue that Fifth Third generates from certain businesses, including interchange fee revenue generated by Fifth Third’s debit and credit card businesses;
•	Subject Fifth Third to a new CFPB, which will have broad rule-making and enforcement authorities; and
•	Subject Fifth Third to oversight and regulation by a new and different litigation and regulatory regime.

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

Table 5 presents the components of net interest income, net interest margin and net interest rate spread for the years ended December 31, 2011, 2010 and 2009. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets. Table 6 provides the relative impact of changes in the balance sheet and changes in interest rates on net interest income.

Net interest income was $3.6 billion for each of the years ended December 31, 2011 and 2010. Included within net interest income are amounts related to the accretion of discounts on acquired loans and deposits, primarily as a result of acquisitions in previous years, which increased net interest income by $40 million during 2011 and $68 million during 2010. The original purchase accounting discounts reflected the high discount rates in the market at the time of the acquisitions; the total loan discounts are being accreted into net interest income over the remaining period to maturity of the loans acquired. Based upon the remaining period to maturity, and excluding the impact of prepayments, the Bancorp anticipates recognizing approximately $15 million in additional net interest income during 2012 as a result of the amortization and accretion of premiums and discounts on acquired loans and deposits.

For the year ended December 31, 2011, net interest income was adversely impacted by lower yields on both the commercial and consumer loan portfolios partially offset by an increase in average consumer loans and a decrease in interest expense compared to the year ended December 31, 2010. Yields on the commercial and consumer loan portfolio decreased throughout 2011 as the result of low interest rates during the year. Average consumer loans increased primarily as the result of increases in average residential mortgage loans and automobile loans partially offset by a decrease in home equity loans compared to the year ended December 31, 2010. The decrease in interest expense was primarily the result of a $3.2 billion decrease in average interest bearing liabilities from the year ended

December 31, 2010, coupled with a continued mix shift to lower cost core deposits as well as the benefit of lower rates offered on savings account balances and other time deposits. The decrease in average interest bearing liabilities was the result of migration from certificates of deposit into demand deposit accounts due to low interest rates during 2011. For the year ended December 31, 2011, the net interest rate spread increased to 3.42% from 3.39% in 2010 as the benefit of a 25 bps decrease in rates on interest bearing liabilities was partially offset by a 22 bps decrease in yield on average interest earnings assets.

Net interest margin was 3.66% for the years ended December 31, 2011 and 2010. Net interest margin was impacted by the amortization and accretion of premiums and discounts on acquired loans and deposits that resulted in an increase of 5 bps during 2011 compared to 7 bps during 2010. Exclusive of these amounts, net interest margin increased 2 bps for the year ended December 31, 2011 compared to the prior year primarily as the result of the previously mentioned mix shift to lower cost core deposits during 2011, an increase in free funding balances and a decrease in average interest earnings assets partially offset by the previously mentioned decrease on the yield of average loans and leases.

Total average interest-earning assets decreased one percent for the year ended December 31, 2011 compared to the prior year primarily as the result of an 11% decrease in the average investment portfolio and a one percent decrease in average commercial loans; partially offset by a four percent increase in average consumer loans. For more information on the Bancorp’s investment securities portfolio and loan and lease portfolio, see the Investment Securities and Loan and Lease sections of MD&A.

Interest income from loans and leases decreased $207 million, or five percent, compared to the year ended December 31, 2010 driven primarily by a 32 bps decrease in average loan yields partially offset by a four percent increase in average consumer loans. Yields across much of the loan and lease portfolio decreased as the result of lower interest rates on newly originated loans and a decline in interest rates on automobile loans due to increased competition. Exclusive of the amortization and accretion of premiums and discounts on acquired loans, interest income from loans and leases decreased $179 million compared to the year ended December 31, 2010. Interest income from investment securities and short-term investments decreased $64 million, or 10%, from the prior year primarily as the result of a $2.2 billion decrease in the average balance and a 16 bps decrease in the average yield of taxable securities.

Average core deposits increased $2.5 billion, or three percent, compared to the year ended December 31, 2010 primarily due to an increase in average demand deposits and average savings deposits partially offset by a decrease in average time deposits. The cost of average core deposits decreased to 36 bps for the year ended December 31, 2011 compared to 61 bps from the prior year. This decrease was primarily the result of a mix shift to lower cost core deposits as a result of runoff of higher priced CDs combined with a 24 bps decrease in rates on average savings deposits and a 39 bps decrease in rates on average time deposits compared to year ended December 31, 2010.

Interest expense on wholesale funding for the year ended December 31, 2011 decreased $38 million, or nine percent, compared to the prior year, primarily as a result of a $2.0 billion decrease in the average balance partially offset by a 4 bps increase in the rate. Refer to the Borrowings section of MD&A for additional information on the Bancorp’s changes in average borrowings. During the year ended December 31, 2011, wholesale funding represented 23% of interest bearing liabilities compared to 25% during the prior year. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

32	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 5: CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

For the years ended December 31	2011			2010				2009
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate		Volume	Revenue/ Cost	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases:(a)
Commercial and industrial loans	$28,546	$1,240	4.34%	$26,334	$1,238	4.70%		$27,556	$1,162	4.22%
Commercial mortgage	10,447	417	3.99	11,585	476	4.11		12,511	545	4.35
Commercial construction	1,740	53	3.06	3,066	93	3.01		4,638	134	2.90
Commercial leases	3,341	133	3.99	3,343	147	4.40		3,543	150	4.24
Subtotal – commercial	44,074	1,843	4.18	44,328	1,954	4.41		48,248	1,991	4.13
Residential mortgage loans	11,318	503	4.45	9,868	478	4.84		10,886	602	5.53
Home equity	11,077	433	3.91	11,996	479	4.00		12,534	520	4.15
Automobile loans	11,352	530	4.67	10,427	608	5.83		8,807	556	6.31
Credit card	1,864	184	9.86	1,870	201	10.73		1,907	193	10.10
Other consumer loans/leases	529	136	25.77	743	116	15.58		1,009	86	8.49
Subtotal – consumer	36,140	1,786	4.94	34,904	1,882	5.39		35,143	1,957	5.57
Total loans and leases	80,214	3,629	4.52	79,232	3,836	4.84		83,391	3,948	4.73
Securities:
Taxable	15,334	596	3.89	16,054	650	4.05		16,861	721	4.28
Exempt from income taxes(a)	103	6	5.41	317	13	3.92		239	17	7.19
Other short-term investments	2,031	5	0.25	3,328	8	0.25		1,035	1	0.14
Total interest-earning assets	97,682	4,236	4.34	98,931	4,507	4.56		101,526	4,687	4.62
Cash and due from banks	2,352			2,245				2,329
Other assets	15,335			14,841				14,266
Allowance for loan and lease losses	(2,703)			(3,583)				(3,265)
Total assets	$112,666			$112,434				$114,856
Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$18,707	$49	0.26%	$18,218	$52	0.29%		$15,070	$40	0.26%
Savings	21,652	67	0.31	19,612	107	0.55		16,875	127	0.75
Money market	5,154	14	0.27	4,808	19	0.40		4,320	26	0.60
Foreign office deposits	3,490	10	0.28	3,355	12	0.35		2,108	10	0.45
Other time deposits	6,260	140	2.23	10,526	276	2.62		14,103	470	3.33
Certificates—$100,000 and over	3,656	72	1.97	6,083	125	2.06		10,367	280	2.70
Other deposits	7	—	0.03	6	—	0.13		157	—	0.20
Federal funds purchased	345	—	0.11	291	1	0.17		517	1	0.20
Other short-term borrowings	2,777	3	0.12	1,635	3	0.21		6,463	42	0.64
Long-term debt	10,154	306	3.01	10,902	290	2.65		11,035	318	2.89
Total interest-bearing liabilities	72,202	661	0.92	75,436	885	1.17		81,015	1,314	1.62
Demand deposits	23,389			19,669				16,862
Other liabilities	4,189			3,580				3,926
Total liabilities	99,780			98,685				101,803
Total equity	12,886			13,749				13,053
Total liabilities and equity	$112,666			$112,434				$114,856
Net interest income		$3,575			$3,622		$		$3,373
Net interest margin			3.66%			3.66%				3.32%
Net interest rate spread			3.42			3.39				3.00
Interest-bearing liabilities to interest-earning assets			73.92			76.25				79.80

(a) The FTE adjustments included in the above table are $18 for the years ended December 31, 2011 and 2010 and $19 for the year ended December 31, 2009. The federal statutory tax rate utilized was 35% for all periods presented.

Fifth Third Bancorp	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 6: CHANGES IN NET INTEREST INCOME ATTRIBUTABLE TO VOLUME AND YIELD/RATE (a)

For the years ended December 31	2011 Compared to 2010			2010 Compared to 2009
($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:
Commercial and industrial loans	$100	(98)	2	$(53)	129	76
Commercial mortgage	(45)	(14)	(59)	(39)	(30)	(69)
Commercial construction	(42)	2	(40)	(46)	5	(41)
Commercial leases	—	(14)	(14)	(8)	5	(3)
Subtotal – commercial	13	(124)	(111)	(146)	109	(37)
Residential mortgage loans	67	(42)	25	(53)	(71)	(124)
Home equity	(34)	(12)	(46)	(22)	(19)	(41)
Automobile loans	51	(129)	(78)	97	(45)	52
Credit card	(1)	(16)	(17)	(4)	12	8
Other consumer loans/leases	(41)	61	20	(27)	57	30
Subtotal – consumer	42	(138)	(96)	(9)	(66)	(75)
Total loans and leases	55	(262)	(207)	(155)	43	(112)
Securities:
Taxable	(29)	(25)	(54)	(34)	(37)	(71)
Exempt from income taxes	(10)	3	(7)	6	(10)	(4)
Other short-term investments	(3)	—	(3)	5	2	7
Total interest-earning assets	13	(284)	(271)	(178)	(2)	(180)
Total change in interest income	$13	(284)	(271)	$(178)	(2)	(180)
Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$2	(5)	(3)	$8	4	12
Savings	11	(51)	(40)	18	(38)	(20)
Money market	1	(6)	(5)	2	(9)	(7)
Foreign office deposits	—	(2)	(2)	4	(2)	2
Other time deposits	(99)	(37)	(136)	(105)	(89)	(194)
Certificates—$100,000 and over	(48)	(5)	(53)	(98)	(57)	(155)
Federal funds purchased	(1)	—	(1)	—	—	—
Other short-term borrowings	2	(2)	—	(21)	(18)	(39)
Long-term debt	(21)	37	16	(3)	(25)	(28)
Total interest-bearing liabilities	(153)	(71)	(224)	(195)	(234)	(429)
Total change in interest expense	(153)	(71)	(224)	(195)	(234)	(429)
Total change in net interest income	$166	(213)	(47)	$17	232	249

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

The provision for loan and lease losses decreased to $423 million in 2011 compared to $1.5 billion in 2010. The decrease in provision expense for 2011 compared to the prior year was due to decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases, and improvement in underlying loss trends. The ALLL declined $749 million from $3.0 billion at December 31, 2010 to $2.3 billion at December 31, 2011. As of December 31, 2011, the ALLL as a percent of loans and leases decreased to 2.78%, compared to 3.88% at December 31, 2010.

Refer to the Credit Risk Management section of the MD&A as well as Note 6 of the Notes to Consolidated Financial Statements for more detailed information on the provision for loan and lease losses, including an analysis of loan portfolio composition, nonperforming assets, net charge-offs, and other factors considered by the Bancorp in assessing the credit quality of the loan and lease portfolio and the ALLL.

34	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income decreased $274 million, or 10%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The components of noninterest income are as follows:

TABLE 7: NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2011	2010	2009	2008	2007
Mortgage banking net revenue	$597	647	553	199	133
Service charges on deposits	520	574	632	641	579
Investment advisory revenue	375	361	326	366	382
Corporate banking revenue	350	364	372	431	367
Card and processing revenue	308	316	615	912	826
Gain on sale of the processing business	-	-	1,758	-	-
Other noninterest income	250	406	479	363	153
Securities gains (losses), net	46	47	(10)	(86)	21
Securities gains, net, non-qualifying hedges on mortgage servicing rights	9	14	57	120	6
Total noninterest income	$2,455	2,729	4,782	2,946	2,467

Mortgage banking net revenue

Mortgage banking net revenue decreased $50 million in 2011 compared to 2010. The components of mortgage banking net revenue are as follows:

TABLE 8: COMPONENTS OF MORTGAGE BANKING NET REVENUE

For the years ended December 31 ($ in millions)	2011	2010	2009
Origination fees and gains on loan sales	$396	490	485
Net servicing revenue:
Gross servicing fees	234	221	197
Servicing rights amortization	(135)	(137)	(146)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	102	73	17
Net servicing revenue	201	157	68
Mortgage banking net revenue	$597	647	553

Origination fees and gains on loan sales decreased $94 million in 2011 compared to 2010 primarily as the result of a 26% decrease in the profit margin on sold residential mortgage loans due to a decrease in interest rates and an eight percent decrease in residential mortgage loan originations compared to 2010. Residential mortgage loan originations decreased to $18.6 billion during 2011 compared to $20.3 billion during 2010. The decrease in originations is primarily due to a decrease in refinancing activity as many customers have taken advantage of the low interest rate environment in prior years.

Net servicing revenue is comprised of gross servicing fees and related servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net servicing revenue increased $44 million in 2011 compared to 2010 driven primarily by an increase in valuation adjustments and gross servicing fees. The net valuation adjustment of $102 million during 2011 included $344 million in gains from derivatives economically hedging the MSRs partially offset by $242 million in temporary impairment on the MSR portfolio. The gain in the net valuation adjustment is reflective of refinancing activity in recent years that has contributed to prepayments being less sensitive to lower mortgage rates due to customers taking advantage of lower rates in earlier periods as well as the impact of tighter underwriting standards.

Additionally, the net MSR/hedge position has benefited from the positive carry of the hedge and the widening spread between mortgage and swap rates. Gross servicing fees increased $13 million in 2011 compared to 2010 as a result of an increase in the size of the Bancorp’s servicing portfolio. The Bancorp’s total residential loans serviced as of December 31, 2011 and 2010 was $70.6 billion and $63.2 billion, respectively, with $57.1 billion and $54.2 billion, respectively, of residential mortgage loans serviced for others.

Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of MSRs can be found in Note 12 of the Notes to Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation on the MSR portfolio. See Note 13 of the Notes to Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio.

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net gains on sales of these securities were $9 million and $14 million in 2011 and 2010, respectively, and were recorded in securities gains, net, non-qualifying hedges on mortgage servicing rights in the Bancorp’s Consolidated Statements of Income.

Service charges on deposits

Service charges on deposits decreased $54 million in 2011 compared to 2010. Consumer deposit revenue decreased $59 million in 2011 compared to 2010 primarily due to the impact of Regulation E and new overdraft policies that resulted in a decrease in overdraft occurrences. Regulation E became effective on July 1, 2010 for new accounts and August 15, 2010 for existing accounts. Regulation E is a FRB rule that prohibits financial institutions from charging consumers fees for paying overdrafts on ATMs and one-time debit card transactions unless a consumer consents, or opts in, to the overdraft service for those types of transactions.

Commercial deposit revenue increased $5 million in 2011 compared to 2010 primarily due to an increase in commercial account relationships and a decrease in earnings credits paid on customer balances as the result of a decrease in the crediting rate applied to balances. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions,

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

Investment advisory revenue

Investment advisory revenue increased $14 million in 2011 compared to 2010 primarily due to improved market performance and sales force expansion that resulted in increased brokerage activity. As of December 31, 2011, the Bancorp had approximately $282 billion in total assets under care and managed $24 billion in assets for individuals, corporations and not-for-profit organizations.

Corporate banking revenue

Corporate banking revenue decreased $14 million in 2011 compared to 2010. The decrease from the prior year was primarily the result of decreases in institutional sales, syndication fees, lease remarketing fees and international income partially offset by an increase in business lending fees.

Card and processing revenue

Card and processing revenue decreased $8 million in 2011 compared to 2010. The decrease was the result of an increase in costs associated with redemption of cash based reward points and the impact of the implementation of the Dodd-Frank Act’s debit card interchange fee cap in the fourth quarter of 2011 partially offset by increased debit and credit card transaction volumes.

Other noninterest income

The major components of other noninterest income are as follows:

TABLE 9: COMPONENTS OF OTHER NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2011	2010	2009
Operating lease income	$58	62	59
Equity method income from interest in Vantiv Holding, LLC	57	26	15
BOLI income (loss)	41	194	(2)
Cardholder fees	41	36	48
Net gain from warrant and put options associated with the processing business sale	39	5	18
Gain on loan sales	37	51	38
Consumer loan and lease fees	31	32	43
Insurance income	28	38	47
Banking center income	27	22	22
TSA revenue	21	49	76
Loss on sale of OREO	(71)	(78)	(70)
Loss on swap associated with the sale of Visa, Inc. class B shares	(83)	(19)	(2)
Gain on sale/redemption of Visa, Inc. ownership interests	-	-	244
Other, net	24	(12)	(57)
Total other noninterest income	$250	406	479

Other noninterest income decreased $156 million in 2011 compared to 2010 primarily due to a $152 million litigation settlement related to one of the Bancorp’s BOLI policies in 2010. Excluding the impact of the litigation settlement, other noninterest income was relatively flat compared to 2010 as an increase of $64 million in losses on the swap associated with the sale of Visa, Inc. Class B shares, a decrease of $28 million in TSA revenue and a decrease of $14 million in the gains on loan sales were offset by increases of $34 million in gains on the valuation of warrants and put options issued as part of the sale of the processing business, $31 million in equity method income from the Bancorp’s ownership interest in Vantiv Holding, LLC, $15 million in gains from private equity investments (recorded in the “other” caption) and a $12 million reduction in losses from fair value adjustments on commercial loans designated as held for sale (recorded in the “other” caption). For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B shares and the valuation of warrants and put options associated with the sale of the processing business, see Note 27 of the Notes to Consolidated Financial Statements.

As part of the sale of the processing business, in 2009, the Bancorp entered into a TSA with The processing business that resulted in the Bancorp recognizing approximately $21 million and $49 million in revenue during 2011 and 2010, respectively, which were offset with expense from the servicing agreements recorded in noninterest expense.

TABLE 10: NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2011	2010	2009	2008	2007
Salaries, wages and incentives	$1,478	1,430	1,339	1,337	1,239
Employee benefits	330	314	311	278	278
Net occupancy expense	305	298	308	300	269
Technology and communications	188	189	181	191	169
Card and processing expense	120	108	193	274	244
Equipment expense	113	122	123	130	123
Goodwill impairment	-	-	-	965	-
Other noninterest expense	1,224	1,394	1,371	1,089	989
Total noninterest expense	$3,758	3,855	3,826	4,564	3,311
Efficiency ratio	62.3%	60.7	46.9	70.4	60.2

36	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense

Total noninterest expense decreased $97 million, or three percent, in 2011 compared to 2010 primarily due to a decrease in other noninterest expense, as discussed below, partially offset by an increase in total personnel costs (salaries, wages and incentives plus employee benefits) and card and processing expense. Total personnel costs increased $64 million, or four percent, in 2011 compared to 2010 due to an increase in base and incentive compensation driven by investments in the sales force beginning in mid-2010 and an overall increase in the number of employees. Full time equivalent employees totalled 21,334 at December 31, 2011 compared to 20,838 at December 31, 2010.

Card and processing expense increased $12 million, or 11%, in 2011 compared to 2010 primarily as the result of growth in debit and credit card transactions. The major components of other noninterest expense are as follows:

TABLE 11: COMPONENTS OF OTHER NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2011	2010	2009
FDIC insurance and other taxes	$201	242	269
Loan and lease	195	211	234
Losses and adjustments	129	187	110
Marketing	115	98	79
Affordable housing investments impairment	85	100	83
Professional service fees	58	77	63
Travel	52	51	41
Postal and courier	49	48	53
Operating lease	41	41	39
OREO expense	34	33	24
Recruitment and education	31	31	30
Data processing	29	24	21
Insurance	25	42	50
Intangible asset amortization	22	43	57
Supplies	18	24	25
Visa litigation reserve	-	-	(73)
Provision for unfunded commitments and letters of credit	(46)	(24)	99
Other, net	186	166	167
Total other noninterest expense	$1,224	1,394	1,371

Total other noninterest expense decreased $170 million, or 12%, in 2011 compared to 2010 primarily due to decreases in the provision for representation and warranty claims, recorded in losses and adjustments; FDIC insurance and other taxes, intangible asset amortization, professional service fees and an increase in the benefit from a decrease in the reserve for unfunded commitments and letters of credit partially offset by losses in 2011 related to the termination of two cash flow hedges and an increase in litigation reserves associated with bankcard association membership, both of which were recorded in the “other” caption.

The provision for representation and warranty claims decreased $59 million in 2011 compared to 2010 primarily due to a decrease in demand requests during 2011 and a decrease in losses on repurchased loans compared to 2010. FDIC insurance and other taxes decreased $41 million in 2011 compared to 2010 due primarily to the FDIC’s implementation of amended regulations that revised the Federal Deposit Insurance Act effective April 1, 2011. The amended regulations modified the definition of an institution’s deposit insurance assessment base from domestic deposits to quarterly average total assets less quarterly average tangible equity as well as the assessment rate calculation; additionally 2010 included expenses due to the Bancorp’s participation in the FDIC’s TLGP transaction account guarantee program, which was exited during the second quarter of 2010. The $21 million decrease in intangible asset amortization was primarily the result of the full amortization of certain intangible assets in 2010 and 2011. The decrease in professional service fees of $19 million in 2011 compared to 2010 was primarily the result of legal expenses incurred from the litigation settlement related to one of the Bancorp’s BOLI policies during the third quarter of 2010. The provision for unfunded commitments and letters of credit was a benefit of $46 million in 2011 compared to a benefit of $24 million during 2010. The benefit recorded in each period reflects lower estimates of inherent losses resulting from a decrease in delinquent loans as credit trends improved during 2011. The $20 million increase in the “other” caption was primarily the result of $27 million in expenses on two cash flow hedge transactions that were terminated during the third quarter of 2011 and $14 million of expenses related to an increase in litigation reserves associated with bankcard association membership during the fourth quarter of 2011 partially offset by an $8 million gain on the extinguishment of long term debt during 2011 compared to $17 million of losses on the extinguishment of long term debt during 2010.

TSA related expenses decreased to approximately $21 million in 2011 from $49 million in 2010 due to Vantiv Holding’s transition to their own supporting systems.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 62.3% for 2011 compared to 60.7% in 2010.

Fifth Third Bancorp	37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Applicable Income Taxes

The Bancorp’s income (loss) before income taxes, applicable income tax expense (benefit) and effective tax rate for each of the periods indicated are shown in Table 12. Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments, certain gains on sales of leases that are exempt from federal taxation and tax credits, partially offset by the effect of nondeductible expenses. The tax credits are associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC, and the Qualified Zone Academy Bond program established under Section 1397E of the IRC. The effective tax rate for the year ended December 31, 2011 was primarily impacted by $135 million in tax credits and $26 million of non-cash charges relating to previously recognized tax benefits associated with stock-based compensation that will not be realized. The effective tax rate for the year ended December 31, 2010 was primarily impacted by $133 million in tax credits, a $26 million reduction in income tax expense resulting from the settlement of certain uncertain tax positions with the IRS and $25 million of non-cash charges relating to previously recognized tax benefits associated with stock-based compensation that will not be realized. See Note 20 of the Notes to Consolidated Financial Statements for further information on income taxes.

Deductibility of Executive Compensation

Certain sections of the IRC limit the deductibility of compensation paid to or earned by certain executive officers of a public company. This has historically limited the deductibility of certain executive compensation to $1 million per executive officer, and the Bancorp’s compensation philosophy has been to position pay to ensure deductibility. However, both the amount of the executive compensation that is deductible for certain executive officers and the allowable compensation vehicles changed as a result of the Bancorp’s participation in TARP. In particular, the Bancorp was not permitted to deduct compensation earned by certain executive officers in excess of $500,000 per executive officer as a result of the Bancorp’s participation in TARP. Therefore, a portion of the compensation earned by certain executive officers was not deductible by the Bancorp for the period in which the Bancorp participated in TARP. Subsequent to ending its participation in TARP, certain limitations on the deductibility of executive compensation will continue to apply to some forms of compensation earned while under TARP. The Bancorp’s Compensation Committee determined that the underlying executive compensation programs are appropriate and necessary to attract, retain and motivate senior executives, and that failing to meet these objectives creates more risk for the Bancorp and its value than the financial impact of losing the tax deduction. For the years ended December 31, 2011 and 2010, the total tax impact for non-deductible compensation was $2 million and $6 million, respectively.

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 12: APPLICABLE INCOME TAXES
For the years ended December 31 ($ in millions)	2011	2010	2009	2008	2007
Income (loss) before income taxes	$1,831	940	767	(2,664)	1,537
Applicable income tax expense (benefit)	533	187	30	(551)	461
Effective tax rate	29.1%	19.8	3.9	20.7	30.0

38	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Additional detailed financial information on each business segment is included in Note 30 of the Notes to Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices are improved or businesses change.

On June 30, 2009, the Bancorp completed the sale of the processing business, which represented the sale of a majority interest in the Bancorp’s merchant acquiring and financial institutions processing businesses. Financial data for the merchant acquiring and financial institutions processing businesses was originally reported in the former Processing Solutions segment through June 30, 2009. As a result of the sale, the Bancorp no longer presents Processing Solutions as a segment and therefore, historical financial information for the merchant acquiring and financial institutions processing businesses has been reclassified under General Corporate and Other for all periods presented. Interchange revenue previously recorded in the Processing Solutions segment and associated with cards currently included in Branch Banking is now included in the Branch Banking segment for all periods presented. Additionally, the Bancorp retained its retail credit card and commercial multi-card service businesses, which were also originally reported in the former Processing Solutions segment through June 30, 2009, and are included in the Branch Banking and Commercial Banking segments, respectively, for all periods presented. Revenue from the remaining ownership interest in the Processing Business is recorded in General Corporate and Other as noninterest income.

The Bancorp manages interest rate risk centrally at the corporate level and employs a FTP methodology at the business segment level. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the LIBOR swap curve. Matching duration allocates interest income and interest expense to each segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the Bancorp benefits from the widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit-providing businesses, such as Branch Banking and Investment Advisors, on a duration-adjusted basis. The net impact of the FTP methodology is captured in General Corporate and Other.

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and liabilities. The credit rate provided for DDAs is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, LIBOR or swap rate. The credit rates for DDAs were reset January 1, 2011 to reflect the current market rates. These rates were significantly lower than those in place during 2010, thus net interest income for deposit providing businesses was negatively impacted during 2011.

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

TABLE 13: BUSINESS SEGMENT NET INCOME AVAILABLE TO COMMON SHAREHOLDERS

For the years ended December 31 ($ in millions)	2011	2010	2009
Income Statement Data
Commercial Banking	$441	178	(101)
Branch Banking	186	185	327
Consumer Lending	56	(26)	21
Investment Advisors	24	29	53
General Corporate & Other	591	387	437
Net income	1,298	753	737
Less: Net income attributable to noncontrolling interest	1	-	-
Net income attributable to Bancorp	1,297	753	737
Dividends on preferred stock	203	250	226
Net income available to common shareholders	$1,094	503	511

Fifth Third Bancorp	39

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

TABLE 14: COMMERCIAL BANKING
For the years ended December 31 ($ in millions)	2011	2010	2009
Income Statement Data
Net interest income (FTE)(a)	$1,374	1,545	1,383
Provision for loan and lease losses	490	1,159	1,360
Noninterest income:
Corporate banking revenue	332	346	353
Service charges on deposits	207	199	196
Other noninterest income	102	90	60
Noninterest expense:
Salaries, incentives and benefits	240	214	192
Other noninterest expense	833	757	768
Income (loss) before taxes	452	50	(328)
Applicable income tax expense (benefit)(b)	11	(128)	(227)
Net income (loss)	$441	178	(101)
Average Balance Sheet Data
Commercial loans	$38,384	38,304	41,341
Demand deposits	13,130	10,872	8,581
Interest checking	7,901	8,432	6,018
Savings and money market	2,776	2,823	2,457
Certificates over $100,000	1,778	3,014	4,376
Foreign office deposits	1,581	2,017	1,275
(a)	Includes FTE adjustments of $17, $14, and $13 for the years ended December 31, 2011, 2010, and 2009, respectively.
(b)	Applicable income tax benefit for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Comparison of 2011 with 2010

Net income was $441 million for the year ended December 31, 2011, compared to net income of $178 million for the year ended December 31, 2010. The increase in net income was primarily driven by a decrease in the provision for loan and lease losses partially offset by lower net interest income and higher noninterest expense.

Net interest income decreased $171 million primarily due to declines in the FTP credits for DDAs and decreases in interest income. The decrease in interest income was driven primarily by a decline in yields of 17 bps on average loans. Provision for loan and lease losses decreased $669 million. Net charge-offs as a percent of average loans and leases decreased to 128 bps for 2011 compared to 302 bps for 2010 largely due net charge-offs on commercial loans moved to held for sale during the third quarter of 2010 and as a result of improved credit trends across all commercial loan types.

Noninterest income was relatively flat from 2010 to 2011, as increases in other noninterest income and service charges on deposits were offset by a decrease in corporate banking revenue. The increase in other noninterest income is primarily due to a $15 million increase in income on private equity investments. Service charges on deposits increased from 2010 primarily due to a decrease in earnings credits paid on customer balances. The decrease in corporate banking revenue was primarily driven by decreases in international income, institutional sales, and syndication fees partially offset by an increase in business lending fees.

Noninterest expense increased $102 million from the prior year as a result of increases in salaries, incentives and benefits and other noninterest expense. The increase in salaries, incentives and benefits of $26 million was primarily the result of increased incentive compensation due to improved production levels. FDIC insurance expense, which is recorded in other noninterest expense, increased

$14 million due to a change in the methodology in determining FDIC insurance premiums to one based on total assets less tangible equity as opposed to the previous method that was based on domestic deposits. The remaining increase in other noninterest expense was the result of higher corporate overhead allocations in 2011 compared to 2010.

Average commercial loans were flat compared to the prior year. Average commercial mortgage loans decreased $1.0 billion as a result of tighter underwriting standards implemented in prior quarters in an effort to limit exposure to commercial real estate. Average commercial construction loans decreased $1.2 billion due to runoff as management suspended new lending on non-owner occupied real estate in 2008. The decreases in average commercial mortgage and construction loans were offset by growth in average commercial and industrial loans, which increased $2.5 billion as a result of an increase in new loan origination activity.

Average core deposits increased $1.2 billion compared to 2010. The increase was primarily driven by strong growth in DDAs, which increased $2.3 billion compared to the prior year. The increase in DDAs was partially offset by decreases in interest bearing deposits of $1.0 billion as customers opted to maintain their balances in more liquid accounts due to interest rates remaining near historical lows.

Comparison of 2010 with 2009

Commercial Banking realized net income of $178 million in 2010 compared to a net loss of $101 million in 2009. This improvement was primarily due to an increase in net interest income and a decrease in provision for loan and lease losses. Net interest income increased $162 million primarily due to a mix shift from higher cost term deposits to lower cost deposit products. This improvement was partially offset by the negative impact to net interest income of a decrease in average commercial loans during 2010 and a decrease

40	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of $35 million in the accretion of discounts on loans associated with a previous acquisition.

Provision for loan and lease losses decreased $201 million from 2009. Net charge-offs as a percent of average loans and leases decreased from 329 bps in 2009 to 302 bps in 2010 due to actions taken by the Bancorp to address problem loans which resulted in significant net charge-offs recorded in 2009.

Noninterest income increased $26 million from 2009 primarily as a result of $24 million increase in gains on private equity investments, included in other noninterest income, and a $5 million increase in card and processing revenue partially offset by a $7 million decrease in corporate banking revenue.

Noninterest expense increased $11 million compared to 2009 as the increase in salaries, incentives and benefits was partially offset by the decrease in other noninterest expense. The decrease in other noninterest expense is due to a decrease in loan and lease expense as a result of lower loan demand during 2010, a decrease in collection related expenses and a decrease in FDIC expenses due to a special assessment in the second quarter of 2009.

Average commercial loans and leases decreased $3.0 billion compared to the prior year due to lower customer demand for new originations, lower utilization rates on corporate lines and tighter underwriting standards. These impacts were partially offset by the consolidation of $724 million of commercial and industrial loans on January 1, 2010, which had a remaining balance of $372 million at December 31, 2010.

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

TABLE 15: BRANCH BANKING
For the years ended December 31 ($ in millions)	2011	2010	2009
Income Statement Data
Net interest income	$1,423	1,514	1,577
Provision for loan and lease losses	393	555	601
Noninterest income:
Service charges on deposits	309	369	428
Card and processing revenue	305	298	268
Investment advisory revenue	117	106	84
Other noninterest income	106	112	122
Noninterest expense:
Salaries, incentives and benefits	583	560	507
Net occupancy and equipment expense	235	223	217
Card and processing expense	114	105	70
Other noninterest expense	647	668	579
Income before taxes	288	288	505
Applicable income tax expense	102	103	178
Net income	$186	185	327
Average Balance Sheet Data
Consumer loans	$14,151	13,125	13,278
Commercial loans	4,621	4,815	5,337
Demand deposits	8,408	7,006	6,363
Interest checking	8,086	7,462	7,469
Savings and money market	22,241	19,963	17,010
Other time and certificates—$100,000 and over	7,778	12,712	16,995

Comparison of 2011 with 2010

Net income increased $1 million compared to 2010, driven by a decline in the provision for loan and lease losses offset by a decrease in net interest income and noninterest income and an increase in noninterest expense. Net interest income decreased $91 million compared to the prior year. The primary drivers of the decline include decreases in the FTP credits for DDAs, lower yields on average commercial and consumer loans, and a decline in average commercial loans. These decreases were partially offset by a favorable shift in the segment’s deposit mix towards lower cost transaction deposits resulting in declines in interest expense of $193 million compared to 2010, and an increase in average consumer loans.

Provision for loan and lease losses for 2011 decreased $162 million compared to the prior year. The decline in the provision was the result of improved credit trends across all consumer and commercial loan types. Net charge-offs as a percent of average loans and leases decreased to 210 bps for 2011 compared to 313 bps for 2010. The decrease is the result of improved credit trends and tighter underwriting standards. In addition, the decrease is due to $24 million in charge-offs taken on $60 million of commercial loans which were sold or moved to held for sale during the third quarter of 2010.

Noninterest income decreased $48 million compared to the prior year. The decrease was primarily driven by lower service charges on deposits, which declined $60 million, primarily due to the implementation of Regulation E in the third quarter of 2010. The decrease was partially offset by increased card and processing revenue caused by higher debit and credit card transaction volumes. Growth in processing revenue was partially offset by the impact of the implementation of the Dodd-Frank Act’s debit card interchange fee cap in the fourth quarter of 2011. Investment advisory revenue also increased due to improved market performance and sales force expansion.

Fifth Third Bancorp	41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expense increased $23 million, primarily driven by increases in salaries, incentives and benefits expense and card and processing expense partially offset by a decline in other noninterest expense. Salaries, incentives and benefits expenses increased $23 million due to an increase in base and incentive compensation driven by investments in the sales force, as well as additional branch personnel. Card and processing expense increased $9 million due to increased costs associated with an increase in the redemption of points for debit and credit card rewards. Other noninterest expense declined $21 million primarily due to a decrease in FDIC insurance expense.

Average consumer loans increased $1.0 billion in 2011 primarily due to increases in average residential mortgage loans of $1.5 billion due to management’s decision in the third quarter of 2010 to retain certain mortgage loans. The increases in average residential mortgage loans was partially offset by decreases in average home equity loans of $421 million due to decreased customer demand and continued tighter underwriting standards. Average commercial loans decreased $194 million due to declines in commercial and industrial loans resulting from lower customer demand for new originations and continued tighter underwriting standards applied to both originations and renewals.

Average core deposits increased by $120 million compared to the prior year as the growth in transaction accounts due to excess customer liquidity and historically low interest rates outpaced runoff of higher priced certificates of deposit.

Comparison of 2010 with 2009

Net income decreased $142 million compared to 2009 driven by an increase in noninterest expense and a decrease in net interest income partially offset by a decrease in provision for loan and lease losses. Net interest income decreased $63 million compared to 2009 as the impact of lower loan balances more than offset a favorable shift in the segment’s deposit mix towards lower cost transaction deposits.

Provision for loan and lease losses decreased $46 million from 2009. Net charge-offs as a percent of average loans and leases decreased from 326 bps in 2009 to 313 bps in 2010 primarily due to improved credit trends and tighter underwriting standards.

Noninterest income decreased $17 million from 2009 primarily due to decreases in service charges on deposits, partially offset by increases in card and processing revenue and investment advisory revenue.

Noninterest expense increased $183 million from 2009 due to additional personnel expenses, net occupancy and equipment expense, card and processing expense and other noninterest expense.

Average consumer loans decreased $153 million primarily due to a decrease in home equity loans due to decreased demand and tighter underwriting standards. Average commercial loans decreased $522 million due to lower customer demand for new originations, lower utilization rates on corporate lines and tighter underwriting standards.

Average core deposits were relatively flat compared to 2009 as runoff of higher priced consumer certificates of deposit, included in other time deposits, was replaced with growth in transaction accounts due to excess customer liquidity and low interest rates.

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

TABLE 16: CONSUMER LENDING
For the years ended December 31 ($ in millions)	2011	2010	2009
Income Statement Data
Net interest income	$343	405	476
Provision for loan and lease losses	261	569	558
Noninterest income:
Mortgage banking net revenue	585	619	526
Other noninterest income	45	51	97
Noninterest expense:
Salaries, incentives and benefits	183	194	181
Other noninterest expense	443	352	328
Income (loss) before taxes	86	(40)	32
Applicable income tax expense (benefit)	30	(14)	11
Net income (loss)	$56	(26)	21
Average Balance Sheet Data
Residential mortgage loans	$9,348	9,384	10,650
Home equity	730	851	995
Automobile loans	10,665	9,713	8,024
Consumer leases	158	384	629

Comparison of 2011 with 2010

Net income was $56 million in 2011 compared to a net loss of $26 million in 2010. The increase was driven by a decline in the provision for loan and lease losses, partially offset by decreases in noninterest income and net interest income and an increase in noninterest expense. Net interest income decreased $62 million due to a decline in average loan balances for residential mortgage, home equity, and consumer leases as well as lower yields on average residential mortgage and automobile loans, partially offset by favorable decreases in the FTP charge applied to the segment.

Provision for loan and lease losses decreased $308 million compared to the prior year, as delinquency metrics and underlying loss trends improved across all consumer loan types. Additionally, 2010 included charge-offs of $123 million on the sale of $228 million of portfolio loans. Net charge-offs as a percent of average loans and leases decreased to 134 bps for 2011 compared to 305 bps for 2010.

Noninterest income decreased $40 million primarily due to decreases in mortgage banking net revenue of $34 million driven by decreases in revenue associated with residential mortgage

42	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

origination activity. The decrease from 2010 was driven by declines in origination fees and gains on loan sales of $78 million due to decreased margins and lower origination volumes, partially offset by an increase in net servicing revenue of $44 million. Net servicing revenue increased due to positive net valuation adjustments on MSRs and free-standing derivatives used to economically hedge MSRs and an increase in servicing fees as a result of an increase in the size of the Bancorp’s servicing portfolio.

Noninterest expense increased $80 million driven in part by increased FDIC insurance expense, as the methodology used to determine FDIC insurance premiums changed in 2011 from one based on domestic deposits to one based on total assets less tangible equity. Additional changes were due to an increase of $41 million in the provision for representation and warranty claims related to residential mortgage loans sold to third parties and an increase of $21 million in losses on escrow advances to borrowers relating to bank owned residential mortgages. The increase in the provision for representation and warranty claims was due to an increase in resolved claims in 2011 compared to 2010.

Average consumer loans and leases increased $558 million from the prior year. Average automobile loans increased $952 million due to a strategic focus to increase automobile lending throughout 2010 and 2011 through consistent and competitive pricing, disciplined sales execution, and enhanced customer service with our dealership network. This increase was partially offset by declines across all other types of consumer loans. Average residential mortgage loans decreased $36 million as a result of the lower origination volumes discussed previously. Average home equity loans decreased $121 million due to continued runoff in the discontinued brokered home equity product. Average consumer leases decreased $226 million due to runoff as the Bancorp discontinued this product in the fourth quarter of 2008.

Comparison of 2010 with 2009

Consumer Lending reported a net loss of $26 million in 2010 compared to net income of $21 million in 2009 due to a decrease in net interest income and an increase in noninterest expense partially offset by an increase in noninterest income. Net interest income decreased $71 million from 2009 primarily due to a decrease in yields on average interest earning assets, which included the impact of a $23 million decrease in the accretion of discounts on loans associated with a previous acquisition partially offset by a decrease in funding costs during 2010.

Provision for loan and lease losses increased $11 million from 2009 as an increase in net charge-offs on residential mortgage loans was partially offset by decreased automobile loan and home equity net charge-offs. Net charge-offs as a percent of average loans and leases decreased from 307 bps in 2009 to 305 bps in 2010.

Noninterest income increased $47 million, as the result of an increase in mortgage banking net revenue partially offset by a decrease in other noninterest income. The increase in mortgage banking net revenue was driven by increases in net valuation adjustments on MSRs and MSR derivatives and increases in servicing fees due to an increase in loans serviced for others. The decrease in other noninterest income was primarily due to decreases in securities gains related to mortgage servicing rights hedging activities.

Noninterest expense increased $37 million due to increases in salaries, incentives and benefits due to the continued high levels of mortgage loan originations in 2010 and an increase in other noninterest expense as a result of an increase in the representation and warranty reserve partially offset by a decrease in loan and lease expense.

Average consumer loans were flat compared to 2009 as the increase in automobile loans was offset by decreases in all other consumer loan and lease products.

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

TABLE 17: INVESTMENT ADVISORS
For the years ended December 31 ($ in millions)	2011	2010	2009
Income Statement Data
Net interest income	$113	138	157
Provision for loan and lease losses	27	44	57
Noninterest income:
Investment advisory revenue	364	346	315
Other noninterest income	9	10	21
Noninterest expense:
Salaries, incentives and benefits	164	156	140
Other noninterest expense	257	249	214
Income before taxes	38	45	82
Applicable income tax expense	14	16	29
Net income	$24	29	53
Average Balance Sheet Data
Loans and leases	$2,037	2,574	3,112
Core deposits	6,798	5,897	4,939

Comparison of 2011 with 2010

Net income decreased $5 million compared to 2010 primarily due to a decline in net interest income and an increase in noninterest expense partially offset by a decrease in the provision for loan and lease losses and an increase in investment advisory revenue. Net interest income decreased $25 million from 2010 due to a decline in average loan and lease balances as well as declines in yields of 29 bps on loans and leases.

Provision for loan and leases losses decreased $17 million from the prior year. Net charge-offs as a percent of average loans and

Fifth Third Bancorp	43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

leases decreased to 132 bps compared to 171 bps for the prior year reflecting moderation of general economic conditions during 2011.

Noninterest income increased $17 million compared to 2010 primarily due to increases in investment advisory revenue. The increase in investment advisory revenue was driven by an increase of $10 million in Private Bank income due to market performance and an increase of $7 million in securities and broker income due to continued expansion of the sales force and market performance.

Noninterest expense increased $16 million compared to 2010 due to increases in salaries, incentives and benefit expense resulting from the expansion of the sales force and compensation related to improved performance in investment advisory revenue related fees.

Average loans and leases decreased $537 million compared to the prior year. The decrease was primarily driven by declines in home equity loans of $373 million due to tighter underwriting standards. Average core deposits increased $901 million compared to 2010 due to growth in interest checking and foreign deposits as customers have opted to maintain excess funds in liquid transaction accounts as a result of interest rates remaining near historic lows.

Comparison of 2010 with 2009

Net income decreased $24 million compared to 2009 as a decrease in net interest income and an increase in noninterest expense were partially offset by a decrease in provision for loan and lease losses and an increase in investment advisory revenue. Net interest income decreased $19 million from 2009 due to a decrease in average loans and leases partially offset by an increase in the yield on interest earning assets.

Provision for loan and lease losses decreased $13 million from 2009. Net charge-offs as a percent of average loans and leases decreased from 183 bps in 2009 to 171 bps in 2010 reflecting moderation of general economic conditions during 2010.

Noninterest income increased $20 million compared to 2009 due to an increase in investment advisory revenue partially offset by a decrease in other noninterest income. Investment advisory revenue increased $31 million compared to 2009 due to increases in securities and broker income, private client service income and institutional income.

Noninterest expense increased $51 million compared to 2009 due to higher personnel expenses as a result of the expansion of the sales force and compensation related to improved performance in investment advisory revenue related fees and due to an increase in expenses associated with the revenue sharing agreement between Investment Advisors and Branch Banking.

Average loans and leases decreased $538 million from 2009 primarily due to a decrease in commercial loans as a result of a decrease in demand and a decrease in line utilization rates among the Bancorp’s high net worth customers due to excess liquidity. Average core deposits increased $958 million compared to 2009 primarily due to growth in interest checking and foreign deposits.

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains and losses, certain non-core deposit funding, unassigned equity, provision expense in excess of net charge-offs or a benefit from the reduction of the ALLL, representation and warranty expense in excess of actual losses or a benefit from the reduction of representation and warranty reserves, the payment of preferred stock dividends and certain support activities and other items not attributed to the business segments.

Comparison of 2011 with 2010

Results for 2011 and 2010 were impacted by a benefit of $748 million and $789 million, respectively, due to reductions in the ALLL. The decrease in provision expense for both years was due to a decrease in nonperforming assets and improvement in delinquency metrics and underlying loss trends. Net interest income increased from $16 million in 2010 to $321 million for 2011 due to a benefit in the FTP rate. The change in net income compared to the prior year was impacted by a $127 million benefit, net of expenses, from the settlement of litigation associated with one of the Bancorp’s BOLI policies that was recorded in the third quarter of 2010. The results for 2011 were impacted by dividends on preferred stock of $203 million compared to $250 million in the prior year. 2011 results included $153 million in preferred stock dividends as a result of the accelerated accretion of the remaining issuance discount on the Series F Preferred Stock that was repaid in the first quarter of 2011.

Comparison of 2010 with 2009

The results for 2010 were impacted by $789 million in income due to a reduction in the ALLL during 2010 compared to $967 million of provision expense recorded in excess of net charge-offs during 2009. The decrease in provision expense was due to a decrease in nonperforming assets and improvement in credit trends as general economic conditions began to show signs of moderation. The 2010 results were also impacted by $152 million of noninterest income recognized from the settlement of litigation associated with one of the Bancorp’s BOLI policies and $25 million of noninterest expense from related legal fees associated with the settlement. The results for 2009 were primarily impacted by a $1.8 billion gain resulting from the sale of the processing business. Results for 2009 also included a $244 million gain on the sale of the Bancorp’s Visa, Inc. Class B shares, a $73 million benefit from the reversal of the Visa litigation reserve, an $18 million benefit in noninterest income due to mark-to-market adjustments on warrants and put options related to the sale of the processing business and a $106 million tax benefit as a result of the Bancorp’s decision to surrender one of its BOLI policies. These benefits were partially offset by a $54 million BOLI charge reflecting reserves recorded in the connection with the intent to surrender the policy. Additionally, the Bancorp recorded dividends on preferred stock of $226 million during 2009 compared to $250 million during 2010.

44	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOURTH QUARTER REVIEW

The Bancorp’s 2011 fourth quarter net income available to common shareholders was $305 million, or $0.33 per diluted share, compared to net income available to common shareholders of $373 million, or $0.40 per diluted share, for the third quarter of 2011 and net income available to common shareholders of $270 million, or $0.33 per diluted share, for the fourth quarter of 2010. Fourth quarter 2011 earnings included a $54 million charge to noninterest income related to changes in the fair value of a swap liability that the Bancorp entered into in conjunction with its sale of Visa, Inc Class B shares in 2009, a $30 million decrease in debit interchange revenue due to changes in debit interchange regulations and $10 million in positive valuation adjustments on puts and warrants associated with the sale of the processing business. Third quarter 2011 results included $28 million of costs related to the termination of certain FHLB borrowings and hedging transactions and a $17 million reduction in other noninterest income related to the valuation of a total return swap entered into as part of the sale of Visa, Inc. Class B shares. Fourth quarter 2010 earnings included the impact of a $17 million charge related to the early extinguishment of $1.0 billion in FHLB borrowings as well as $21 million in net investment securities gains. Provision expense was $55 million in the fourth quarter of 2011, down from $87 million in the third quarter of 2011 and $166 million in the fourth quarter of 2010. Both the sequential decrease and the decline from the fourth quarter of 2010 reflect improved credit trends, as evidenced by a decrease in net charge-offs and improvements in nonperforming assets and delinquent loans. The ALLL to loan and lease ratio was 2.78% as of December 31, 2011, compared to 3.08% as of September 30, 2011 and 3.88% as of December 31, 2010.

Fourth quarter 2011 net interest income of $920 million increased $18 million from the third quarter of 2011 and $1 million from the same period a year ago. The increase from the third quarter of 2011 was driven by both a decline in interest expense and an increase in interest income. Interest expense declined $16 million from the third quarter of 2011, driven by lower deposit costs, including the $16 million impact of continued run-off of high-rate CDs and their replacement into lower yielding products. Interest income increased $2 million from the third quarter of 2011 as an increase in average loans was partially offset by a decline in average securities and lower yields on average interest earning assets. Net interest income was flat in comparison to the fourth quarter of 2010, largely due to lower loan and investment securities yields partially offset by higher average loan balances, run-off in higher-priced CDs, and mix shift to lower cost deposit products.

Fourth quarter 2011 noninterest income of $550 million decreased $115 million compared to the third quarter of 2011 and $106 million compared to the fourth quarter of 2010. The sequential decline was driven by a $54 million reduction in income due to the increase in fair value of the liability related to the total return swap entered into as part of the 2009 sale of Visa, Inc. Class B shares, as well as a $22 million decrease in mortgage banking net revenue. Compared to the fourth quarter of 2010, the decline was driven by decreases of $31 million in other noninterest income, $21 million in card and processing fees and $16 million in securities gains, net. The fourth quarter of 2011 included a benefit of $10 million in mark-to-market adjustments on warrants and put options related to the sale of the processing business, compared to a benefit of $3 million in the third quarter of 2011 and the fourth quarter of 2010.

Mortgage banking net revenue was $156 million in the fourth quarter of 2011, compared to $178 million in the third quarter of 2011 and $149 million in the fourth quarter of 2010. Fourth quarter originations were $7.1 billion, compared to $4.5 billion in the previous quarter and $7.4 billion in the same quarter last year. These originations resulted in gains on mortgage loan sales of $152 million in the fourth quarter of 2011, compared to $119 million in the third quarter of 2011 and $158 million in the fourth quarter of 2010. Gain on sale margins declined from third quarter of 2011 and fourth quarter of 2010 levels, due to increased competition for originations as volumes slowed during the quarter. Also impacting mortgage banking net revenue was net valuation adjustments on MSRs and MSR derivatives. In the fourth quarter of 2011 and 2010, losses on the Bancorp’s free-standing MSR derivatives exceeded impairment reversal recorded against the hedged MSRs. These factors led to a net loss of $54 million on the net valuation adjustments on MSRs in the fourth quarter of 2011, compared to a net zero and a net loss of $67 million in the third quarter of 2011 and the fourth quarter of 2010, respectively. A net loss on non-qualifying hedges on MSR of $3 million in the fourth quarter of 2011 was included in noninterest income within the Consolidated Statements of Income, but shown separate from mortgage banking net revenue. Net gains on non-qualifying hedges on mortgage servicing rights were $6 million and $14 million in the third quarter of 2011 and the fourth quarter of 2010, respectively.

Service charges on deposits of $136 million increased one percent sequentially and decreased three percent compared to the fourth quarter of 2010. Retail service charges were flat sequentially and declined by seven percent from a year ago, largely driven by the impact of Regulation E. Commercial service charges increased two percent sequentially due to reductions in earnings credit rates and account growth and were flat when compared to the same quarter last year.

Corporate banking revenue of $82 million decreased $5 million from the previous quarter and decreased $21 million from the fourth quarter of 2010. The sequential decline was primarily driven by lower foreign exchange, interest rate derivative, and lease remarketing fees. The year-over-year decline was driven by these factors as well as lower syndication fees and institutional sales revenue.

Investment advisory revenue of $90 million decreased two percent sequentially and three percent from the fourth quarter of 2010. Sequential and year-over-year declines were driven by lower securities and brokerage revenue, institutional trust fees, and mutual fund fees partially offset by higher private client service revenue.

Card and processing revenue of $60 million decreased $18 million compared to the third quarter of 2011 and $20 million from the fourth quarter of 2010. Both decreases were driven by the impact of the recently enacted debit interchange legislation partially offset by increased transaction volumes and mitigation activity in response to the debit interchange legislation.

The net gain on investment securities was $5 million in the fourth quarter of 2011 compared to a net gain of $26 million in the third quarter of 2011 and a net gain of $21 million in the fourth quarter of 2010.

    Noninterest expense of $993 million increased $47 million sequentially and increased $6 million from the fourth quarter of 2010. Fourth quarter 2011 expenses included $14 million of reserve related costs associated with bankcard association membership litigation and $5 million in other litigation reserve additions. Third quarter 2011 expenses included $28 million of costs related to the termination of certain FHLB borrowings and hedging transactions, while fourth quarter 2010 results included $17 million of expenses related to the early termination of $1.0 billion in FHLB borrowings. Excluding these items, noninterest expense increased six percent from the third quarter of 2011 and was flat compared with the fourth quarter of 2010, driven by increased mortgage fulfillment costs and $6 million of pension settlements.

Net charge-offs totaled $239 million in the fourth quarter of 2011, compared to $262 million in the third quarter of 2011 and $356 million in the fourth quarter of 2010. The decreases in net charge-offs from both periods reflects continued improvement in the credit quality of portfolio loans. Commercial net charge-offs were $113 million in the fourth quarter of 2011, compared to $136

Fifth Third Bancorp	45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million in the third quarter of 2011 and $173 million in the fourth quarter of 2010. Consumer net charge-offs were $126 million in the fourth quarter and third quarter of 2011 and $183 million in the fourth quarter of 2010.

COMPARISON OF THE YEAR ENDED 2010 WITH 2009

Net income available to common shareholders for the year ended December 31, 2010 was $503 million, or $0.63 per diluted share, compared to net income available to common shareholders of $511 million, or $0.67 per diluted share, in 2009. Overall, $152 million of noninterest income from the settlement of litigation associated with one of the Bancorp’s BOLI policies as well as an increase in mortgage banking net revenue and a decrease in the provision for loan and lease losses of $2.0 billion compared to 2009, were partially offset by decreases in noninterest income and card and processing revenue as well as $110 million of noninterest expense from charges to representation and warranty reserves related to residential mortgage loans sold to third parties. Results for 2009 also included a $106 million tax benefit as a result of the Bancorp’s decision to surrender one of its BOLI policies and a $55 million income tax benefit from an agreement with the IRS to settle all of the Bancorp’s disputed leverage leases for all open years. These benefits were partially offset by a $54 million BOLI charge reflecting reserves recorded in the connection with the intent to surrender the policy. While the Bancorp continued to be affected by rising unemployment rates, weakened housing markets, particularly in the upper Midwest and Florida, and a challenging credit environment, credit trends began to show signs of stabilization in late 2009, which led to the decrease in provision expense from $3.5 billion at December 31, 2009 to $1.5 billion at December 31, 2010.

Net interest income increased to $3.6 billion, from $3.4 billion in 2009. The primary reason for the seven percent increase in net interest income was a 39 bps increase in the net interest rate spread due to the runoff of higher priced term deposits in 2010 and the benefit of lower rates offered on new term deposits, as well as improved pricing on commercial loans. These benefits were partially offset by a decrease in the accretion of purchase accounting adjustments related to the 2008 acquisition of First Charter, which were $68 million in 2010, compared to $136 million in 2009. Net interest margin was 3.66% in 2010, an increase of 34 bps from 2009.

Noninterest income decreased 43% to $2.7 billion in 2010 compared to $4.8 billion in 2009, driven primarily by the sale of the processing business in the second quarter of 2009, which resulted in a gain of $1.8 billion, as well as a $244 million gain related to the sale of the Bancorp’s Visa, Inc. Class B shares in 2009. Mortgage banking net revenue increased $94 million as a result of strong net servicing revenue and higher margins on sold loans, partially offset by a decline in mortgage originations. Card and processing revenue decreased 49% due to the sale of the processing business in the second quarter of 2009. Service charges on deposits decreased $58 million primarily due to the impact of new overdraft regulation and policies which resulted in a decrease in overdraft occurrences. Investment advisory revenue increased $35 million as the result of improved market performance and sales production that drove an increase in brokerage activity and assets under care. Corporate banking revenue decreased two percent largely due to decreases in international income and lease remarketing fees, partially offset by growth in syndication and business lending fees.

Noninterest expense increased $29 million, or one percent, compared to 2009. Noninterest expense in 2010 included $25 million in legal fees associated with the settlement of claims with the insurance carrier on one of the Bancorp’s BOLI policies while noninterest expense in 2009 included a $73 million reduction in the Visa litigation reserve as well as a $55 million FDIC special assessment charge. Total personnel costs increased $94 million, or six percent in 2010 compared to 2009, due primarily to investments in the sales force in 2010. In addition, charges to representation and warranty reserves related to residential mortgage loans sold to third-parties totaled $110 million in 2010, compared to $31 million in 2009 due to a higher volume of repurchase demands. Partially offsetting these negative impacts was a $123 million decrease in the provision for unfunded commitments and letters of credit due to lower estimates of inherent losses as the result of a decrease in delinquent loans driven by moderation in economic conditions during 2010. In addition, card and processing expense decreased $85 million compared to 2009 due to the sale of the processing business in the second quarter of 2009. Noninterest expense in 2010 and 2009 included $242 million and $269 million, respectively, of FDIC insurance and other taxes.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its loans and leases based upon the primary purpose of the loan. Table 18 summarizes end of period loans and leases, including loans held for sale and Table 19 summarizes average total loans and leases, including loans held for sale.

TABLE 18: COMPONENTS OF TOTAL LOANS AND LEASES (INCLUDES HELD FOR SALE)
As of December 31 ($ in millions)	2011	2010	2009	2008	2007
Commercial:
Commercial and industrial loans	$30,828	27,275	25,687	29,220	26,079
Commercial mortgage loans	10,214	10,992	11,936	12,731	11,967
Commercial construction loans	1,037	2,111	3,871	5,335	5,561
Commercial leases	3,531	3,378	3,535	3,666	3,737
Subtotal – commercial	45,610	43,756	45,029	50,952	47,344
Consumer:
Residential mortgage loans	13,474	10,857	9,846	10,292	11,433
Home equity	10,719	11,513	12,174	12,752	11,874
Automobile loans	11,827	10,983	8,995	8,594	11,183
Credit card	1,978	1,896	1,990	1,811	1,591
Other consumer loans and leases	364	702	812	1,194	1,157
Subtotal – consumer	38,362	35,951	33,817	34,643	37,238
Total loans and leases	$83,972	79,707	78,846	85,595	84,582
Total portfolio loans and leases (excludes loans held for sale)	$81,018	77,491	76,779	84,143	80,253

Total loans and leases, including loans held for sale, increased $4.3 billion, or five percent, from December 31, 2010. The increase in total loans and leases from December 31, 2010 was the result of a $1.9 billion, or four percent, increase in commercial loans and a $2.4 billion, or seven percent, increase in consumer loans.

The increase of $1.9 billion in commercial loans and leases from 2010 was primarily due to an increase in commercial and industrial loans partially offset by a decrease in commercial mortgage and commercial construction loans. Commercial and industrial loans increased $3.6 billion, or 13%, due to an increase in new loan origination activity. Commercial mortgage loans decreased $778 million, or seven percent, and commercial construction loans decreased $1.1 billion, or 51%, from December 31, 2010 as the Bancorp experienced continued run-off in these loan categories. The run-off activity was the result of management’s decision to suspend new homebuilder and developer lending in 2007 and non-owner occupied real estate lending in 2008 combined with weak customer demand for owner-occupied commercial mortgage loans and tighter underwriting standards.

Total consumer loans and leases increased $2.4 billion from 2010 primarily due to an increase in residential mortgage loans and automobile loans partially offset by a decrease in home equity loans and other consumer loans and leases. The increase of $2.6 billion, or 24%, in residential mortgage loans from December 31, 2010, was driven by a $1.7 billion increase in portfolio loans due to management’s decision in the third quarter of 2010 and throughout 2011 to retain certain shorter term residential mortgage loans originated through the Bancorp’s retail branches. Additionally, residential mortgage loans held for sale increased $901 million from December 31, 2010 due to an increase in refinancing activity in the fourth quarter of 2011 and the timing of delivery of loans. Automobile loans increased $844 million, or eight percent, compared to December 31, 2010, due to strong origination volumes through consistent and competitive pricing, enhanced customer service with our dealership network and disciplined sales execution. Home equity loans decreased $794 million, or seven percent, due to tighter underwriting standards implemented in 2010 and 2011 and decreased customer demand. Other consumer loans and leases, primarily made up of automobile leases as well as student loans designated as held for sale, decreased $338 million, or 48%, compared to December 31, 2010 due to a decline in new originations driven by tighter underwriting standards implemented in 2010 and 2011 and runoff due to the Bancorp’s decision to discontinue auto lease originations.

TABLE 19: COMPONENTS OF AVERAGE TOTAL LOANS AND LEASES (INCLUDES HELD FOR SALE)
As of December 31 ($ in millions)	2011	2010	2009	2008	2007
Commercial:
Commercial and industrial loans	$28,546	26,334	27,556	28,426	22,351
Commercial mortgage loans	10,447	11,585	12,511	12,776	11,078
Commercial construction loans	1,740	3,066	4,638	5,846	5,661
Commercial leases	3,341	3,343	3,543	3,680	3,683
Subtotal – commercial	44,074	44,328	48,248	50,728	42,773
Consumer:
Residential mortgage loans	11,318	9,868	10,886	10,993	10,489
Home equity	11,077	11,996	12,534	12,269	11,887
Automobile loans	11,352	10,427	8,807	8,925	10,704
Credit card	1,864	1,870	1,907	1,708	1,276
Other consumer loans and leases	529	743	1,009	1,212	1,219
Subtotal – consumer	36,140	34,904	35,143	35,107	35,575
Total average loans and leases	$80,214	79,232	83,391	85,835	78,348
Total portfolio loans and leases (excludes loans held for sale)	$78,533	77,045	80,681	83,895	76,033

Fifth Third Bancorp	47

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average total commercial loans and leases decreased $254 million, or one percent, compared to December 31, 2010. The decrease in average total commercial loans and leases was driven by a decrease in average commercial mortgage loans and average commercial construction loans, partially offset by an increase in average commercial and industrial loans. Average commercial mortgage loans decreased $1.1 billion, or 10%, average commercial construction loans decreased $1.3 billion, or 43%, and average commercial and industrial loans increased $2.2 billion, or eight percent due to the reasons previously discussed.

Average total consumer loans and leases increased $1.2 billion, or four percent, compared to December 31, 2010. The increase in average total consumer loans and leases from December 2010 was driven by an increase in average residential mortgage loans and average automobile loans, partially offset by a decrease in home equity loans and other consumer loans and leases. Average residential mortgage loans increased $1.5 billion, or 15%, average automobile loan balances increased $925 million, or nine percent, average home equity loans decreased $919 million, or eight percent, and average other consumer loans and leases decreased $214 million, or 29%, from December 31, 2010 due to the reasons previously discussed.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of December 31, 2011, total investment securities were $15.9 billion compared to $16.1 billion at December 31, 2010. See Note 1 of the Notes to Consolidated Financial Statements for the Bancorp’s methodology for both classifying investment securities and management’s evaluation of securities in an unrealized loss position for OTTI.

At December 31, 2011, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. During the years ended December 31, 2011 and 2010, the Bancorp recognized $19 million and $3 million of OTTI on its investments securities portfolio, respectively. During the year ended December 31, 2009, OTTI was immaterial to the Consolidated Financial Statements.

The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio. Additionally, there was approximately $122 million of securities classified as below investment grade as of December 31, 2011, compared to $137 million as of December 31, 2010.

TABLE 20: COMPONENTS OF INVESTMENT SECURITIES
As of December 31 ($ in millions)	2011	2010	2009	2008	2007
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and Government agencies	$171	225	464	186	3
U.S. Government sponsored agencies	1,782	1,564	2,143	1,651	160
Obligations of states and political subdivisions	96	170	240	323	490
Agency mortgage-backed securities	9,743	10,570	11,074	8,529	8,738
Other bonds, notes and debentures(a)	1,792	1,338	2,541	613	385
Other securities(b)	1,030	1,052	1,417	1,248	1,045
Total available-for-sale and other securities	$14,614	14,919	17,879	12,550	10,821
Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$320	348	350	355	351
Other bonds, notes and debentures	2	5	5	5	4
Total held-to-maturity	$322	353	355	360	355
Trading: (fair value)
Variable rate demand notes	$—	106	235	1,140	—
Other securities	177	188	120	51	171
Total trading	$177	294	355	1,191	171
(a)	Other bonds, notes, and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(b)	Other securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

As of December 31, 2011, available-for-sale securities on an amortized cost basis decreased $305 million, or two percent, from December 31, 2010 due to a decrease in agency mortgage-backed securities, partially offset by an increase in U.S. government sponsored agencies securities and an increase in other bonds, notes and debentures. Agency mortgage-backed securities decreased from 2010 as excess cash was invested in other short-term investments. The increase in both U.S. government sponsored agencies securities and other bonds, notes and debentures was primarily driven by increased purchases of these instruments.

At December 31, 2011 and 2010, available-for-sale securities were 14% of total interest-earning assets compared to 15% at December 31, 2010. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 3.6 years at December 31, 2011, compared to 4.4 years at December 31, 2010.

In addition, at December 31, 2011, the available-for-sale securities portfolio had a weighted-average yield of 3.66%, compared to 4.24% at December 31, 2010.

Information presented in Table 21 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale securities portfolio were $748 million at December 31, 2011, compared to $495 million at December 31, 2010. The increase in net unrealized gains was due to the Federal Reserve’s low interest rates causing an increase in investor demand for higher-coupon securities that offer a higher yield.

48	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 21: CHARACTERISTICS OF AVAILABLE-FOR-SALE AND OTHER SECURITIES

As of December 31, 2011 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and Government agencies:
Average life of one year or less	$170	170	0.3	0.71%
Average life 5 – 10 years	1	1	7.1	1.48
Total	171	171	0.4	0.71
U.S. Government sponsored agencies:
Average life of one year or less	50	51	0.7	1.54
Average life 1 – 5 years	1,107	1,208	4.2	3.35
Average life 5 – 10 years	625	703	5.5	3.90
Total	1,782	1,962	4.6	3.49
Obligations of states and political subdivisions:(a)
Average life of one year or less	6	8	0.2	8.26
Average life 1 – 5 years	53	53	3.2	0.13
Average life 5 – 10 years	30	33	8.5	6.04
Average life greater than 10 years	7	7	10.7	4.39
Total	96	101	5.2	2.82
Agency mortgage-backed securities:
Average life of one year or less	645	665	0.7	4.59
Average life 1 – 5 years	8,759	9,254	3.3	3.91
Average life 5 – 10 years	339	365	7.1	3.97
Total	9,743	10,284	3.3	3.96
Other bonds, notes and debentures:
Average life of one year or less	164	167	0.5	2.46
Average life 1 – 5 years	1,241	1,251	3.4	2.22
Average life 5 – 10 years	297	304	6.1	2.61
Average life greater than 10 years	90	90	28.9	6.50
Total	1,792	1,812	4.8	2.52
Other securities	1,030	1,032
Total available-for-sale and other securities	$14,614	15,362	3.6	3.66%
(a)	Taxable-equivalent yield adjustments included in the above table are 2.86%, 0.04%, 2.09%, 1.52% and 0.97% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

Trading securities decreased $117 million, or 40%, compared to December 31, 2010. The decrease from December 31, 2010 was driven primarily by the sale of VRDNs during the first quarter of 2011, which were held by the Bancorp in its trading securities portfolio. These securities were purchased from the market through FTS who was also the remarketing agent. Rates on these securities declined in 2010 and into 2011 and, as a result, the Bancorp continued to sell the VRDNs, replacing them with higher-yielding agency mortgage-backed securities classified as available-for-sale. For more information on VRDNs, see Note 17 of the Notes to Consolidated Financial Statements.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 71% and 70% of the Bancorp’s asset funding base at December 31, 2011 and 2010, respectively.

TABLE 22: DEPOSITS

As of December 31 ($ in millions)	2011	2010	2009	2008	2007
Demand	$27,600	21,413	19,411	15,287	14,404
Interest checking	20,392	18,560	19,935	14,222	15,254
Savings	21,756	20,903	17,898	16,063	15,635
Money market	4,989	5,035	4,431	4,689	6,521
Foreign office	3,250	3,721	2,454	2,144	2,572
Transaction deposits	77,987	69,632	64,129	52,405	54,386
Other time	4,638	7,728	12,466	14,350	11,440
Core deposits	82,625	77,360	76,595	66,755	65,826
Certificates—$100,000 and over	3,039	4,287	7,700	11,851	6,738
Other	46	1	10	7	2,881
Total deposits	$85,710	81,648	84,305	78,613	75,445

Core deposits increased $5.3 billion, or seven percent, compared to December 31, 2010, driven by an increase of $8.4 billion, or 12%, in transaction deposits, partially offset by a decrease of $3.1 billion, or 40%, in other time deposits. Transaction deposits increased due to an increase in demand deposits, interest checking deposits, and savings deposits, partially offset by a decrease in foreign office deposits. Demand deposits increased $6.2 billion, or 29%, due to an increase in new accounts, growth from maturing certificates of deposits, and commercial customers opting to hold money in demand deposit accounts rather than investing excess cash given

Fifth Third Bancorp	49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

current market conditions. Interest checking deposits increased $1.8 billion, or 10%, primarily due to an increase in new accounts from the Preferred Checking Program introduced in February 2011 and growth from maturing certificates of deposits. Savings deposits increased $853 million, or four percent, primarily due to growth from maturing certificates of deposits and the impact of the relationship savings program. Other time deposits decreased $3.1 billion, or 40%, compared to December 31, 2010, primarily as a result of continued runoff of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts.

Included in core deposits are foreign office deposits, which are primarily Eurodollar sweep accounts from the

Bancorp’s commercial customers. These accounts bear interest rates at slightly higher than money market accounts and unlike repurchase agreements the Bancorp does not have to pledge collateral. Foreign office deposits decreased $471 million, or 13%, from December 31, 2010 due to a reduction in sweep activity from commercial demand deposits.

The Bancorp uses certificates of deposit $100,000 and over, as a method to fund earning asset growth. At December 31, 2011, certificates $100,000 and over decreased $1.2 billion, or 29%, compared to December 31, 2010 due to continued runoff from the low rate environment.

The following table presents average deposits for the twelve months ending December 31:

TABLE 23: AVERAGE DEPOSITS

As of December 31 ($ in millions)	2011	2010	2009	2008	2007
Demand	$23,389	19,669	16,862	14,017	13,261
Interest checking	18,707	18,218	15,070	14,191	14,820
Savings	21,652	19,612	16,875	16,192	14,836
Money market	5,154	4,808	4,320	6,127	6,308
Foreign office	3,490	3,355	2,108	2,153	1,762
Transaction deposits	72,392	65,662	55,235	52,680	50,987
Other time	6,260	10,526	14,103	11,135	10,778
Core deposits	78,652	76,188	69,338	63,815	61,765
Certificates—$100,000 and over	3,656	6,083	10,367	9,531	6,466
Other	7	6	157	2,067	1,393
Total average deposits	$82,315	82,277	79,862	75,413	69,624

On an average basis, core deposits increased $2.5 billion, or three percent, compared to December 31, 2010 due to increases in demand deposits of $3.7 billion, interest checking of $489 million and savings deposits of $2.0 billion, partially offset by a decrease in other time deposits of $4.3 billion.

This activity was the result of the migration of other time deposits and certificates of deposits greater than $100,000 into transaction accounts, due to the impact of historically low rates and excess customer liquidity and the reasons discussed above.

Borrowings

Total borrowings increased $1.9 billion, or 16%, from December 31, 2010 due primarily to an increase in other short-term borrowings. As of December 31, 2011, total borrowings as a percentage of interest-bearing liabilities was 19% compared to 16% at December 31, 2010.

TABLE 24: BORROWINGS
As of December 31 ($ in millions)	2011	2010	2009	2008	2009
Federal funds purchased	$346	279	182	287	4,427
Other short-term borrowings	3,239	1,574	1,415	9,959	4,747
Long-term debt	9,682	9,558	10,507	13,585	12,857
Total borrowings	$13,267	11,411	12,104	23,831	22,031

Other short-term borrowings increased $1.7 billion, or 106%, from December 31, 2010 driven by an increase of $1.5 billion in short-term FHLB borrowings due to the runoff of certificates of deposits greater than $100,000. Long-term debt increased $124 million, or one percent, from December 31, 2010 due to the issuance of $1.0 billion in senior notes during the first quarter of 2011 and a $375 million increase in structured repurchase agreements. The increase in long-term debt was partially offset by the redemption of $519 million of certain trust preferred securities during 2011, the redemption of a $500 million long-term FHLB advance during the third quarter of 2011, and pay-downs related to previously consummated home equity and auto loan securitizations. In addition the Bancorp purchased $85 million of outstanding home equity securitization debt from the market in 2011 which was accounted for as an extinguishment of debt. For further information on the Bancorp’s previous securitization activity refer to Note 11 of the Notes to the Consolidated Financial Statements. During 2011, the Bancorp recorded an $8 million gain on extinguishment of long-term debt within other noninterest expense in the Consolidated Statements of Income.

50	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 25: AVERAGE BORROWINGS
As of December 31 ($ in millions)	2011	2010	2009	2008	2007
Federal funds purchased	$345	291	517	2,975	3,646
Other short-term borrowings	2,777	1,635	6,463	7,785	3,244
Long-term debt	10,154	10,902	11,035	13,903	12,505
Total average borrowings	$13,276	12,828	18,015	24,663	19,395

Average total borrowings increased $448 million, or three percent, compared to December 31, 2010, primarily due to an increase in average other short-term borrowings, partially offset by a decrease in average long-term debt. Average other short-term borrowings increased $1.1 billion, or 70%, due to the previously mentioned increase in short-term FHLB borrowings. Average long-term debt decreased $748 million, or seven percent, due to a decrease of $1.0 billion in average long-term FHLB borrowings.

Information on the average rates paid on borrowings is discussed in the net interest income section of the MD&A. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Fifth Third Bancorp	51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK MANAGEMENT

Managing risk is an essential component of successfully operating a financial services company. The Bancorp’s risk management approach includes processes for identifying, assessing, managing, monitoring and reporting risks. The ERM division, led by the Bancorp’s Chief Risk Officer, and the Bancorp Credit division, led by the Bancorp’s Chief Credit Officer, ensure the consistency and adequacy of the Bancorp’s risk management approach within the structure of the Bancorp’s affiliate operating model. In addition, the Internal Audit division provides an independent assessment of the Bancorp’s internal control structure and related systems and processes.

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

Economic capital is the amount of unencumbered financial resources required to support the Bancorp’s risks. The Bancorp measures economic capital under the assumption that it expects to maintain debt ratings at strong investment grade levels over time. The Bancorp’s capital policies require that the Operating Risk Capacity less the aforementioned buffer exceed the calculated economic capital required in its business.

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

The risks faced by the Bancorp include, but are not limited to, credit, market, liquidity, operational, regulatory compliance, legal, reputational and strategic. Each of these risks is managed through the Bancorp’s risk program which includes the following key functions:

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

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as regular credit examinations and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. Fifth Third defines potential problem loans as those rated substandard that do not meet the definition of a nonperforming asset or a restructured loan. See Note 6 of the Notes to the Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions. The following tables provide a summary of potential problem loans as of December 31:

TABLE 26: POTENTIAL PROBLEM LOANS

As of December 31, 2011 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,376	1,376	1,744
Commercial mortgage	1,215	1,216	1,223
Commercial construction	239	240	258
Commercial leases	33	33	33
Total	$2,863	2,865	3,258

TABLE 27: POTENTIAL PROBLEM LOANS

As of December 31, 2010 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure

Commercial and industrial	$1,984	1,985	2,687
Commercial mortgage	1,557	1,559	1,570
Commercial construction	372	372	442
Commercial leases	30	30	30
Total	$3,943	3,946	4,729

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

Overview

General economic conditions started to improve during 2010 and were mixed in 2011. Geographically, the Bancorp continues to experience the most stress in Michigan and Florida due to the decline in real estate values. Real estate value deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn. Among commercial portfolios, the homebuilder, residential developer and portions of the remaining non-owner occupied commercial real estate portfolios continue to remain under stress.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in the fourth quarter of 2007 and new commercial non-owner occupied real estate lending in the

Fifth Third Bancorp	53

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

second quarter of 2008, discontinued the origination of brokered home equity products at the end of 2007 and tightened underwriting standards across both the commercial and consumer loan product offerings. Since the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries, the Bancorp has sold certain consumer loans and sold or transferred to held for sale certain commercial loans. Throughout 2010 and 2011, the Bancorp continued to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, tightening underwriting standards on commercial loans and across the consumer loan portfolio, as well as utilizing expanded commercial and consumer loan workout teams. In the financial services industry, there has been heightened focus on foreclosure activity and processes. Fifth Third actively works with borrowers experiencing difficulties and has regularly modified or provided forbearance to borrowers where a workable solution could be found. Foreclosure is a last resort, and the Bancorp undertakes foreclosures only when it believes they are necessary and appropriate and are careful to ensure that customer and loan data are accurate. Reviews of the Bancorp’s foreclosure process and procedures conducted last year did not reveal any material deficiencies. These reviews were expanded and extended in 2011 to improve our processes as additional aspects of the industry’s foreclosure practices have come under intensified scrutiny and criticism. These reviews are completed and the Bancorp may determine to amend its processes and procedures as a result of these reviews. While any impact to the Bancorp that ultimately results from continued reviews cannot yet be determined, management currently believes that such impact will not materially adversely affect the Bancorp’s results of operations, liquidity or capital resources. Additionally, banking regulatory agencies and other federal and state governmental authorities have continued to review the foreclosure process of mortgage servicers such as Fifth Third beyond the initial examinations of the largest mortgage servicers they conducted last year and earlier this year. These ongoing reviews could subject Fifth Third and other mortgage servicers to sanctions, civil money penalties and/or requirements to undertake remedial measures.

Commercial Portfolio

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. The Bancorp has commercial loan concentration limits based on industry, lines of business within the commercial segment, geography and credit product type.

    The risk within the commercial loan and lease portfolio is managed and monitored through an underwriting process utilizing detailed origination policies, continuous loan level reviews, monitoring of industry concentration and product type limits and continuous portfolio risk management reporting. The origination policies for commercial real estate outline the risks and underwriting requirements for owner and non-owner occupied and construction lending. Included in the policies are maturity and amortization terms, maximum LTVs, minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable) and sensitivity and pro-forma analysis requirements. The Bancorp requires a valuation of real estate collateral, which may include third-party appraisals, be performed at the time of origination and renewal in accordance with regulatory requirements and on an as needed basis when market conditions justify. Although the Bancorp does not back test these collateral value assumptions, the Bancorp maintains an appraisal review department to order and review third-party appraisals in accordance with regulatory requirements. Collateral values on criticized assets with relationships exceeding $1 million are reviewed quarterly to assess the appropriateness of the value ascribed in the assessment of charge-offs and specific reserves. In addition, the Bancorp applies incremental valuation haircuts to older appraisals that relate to collateral dependent loans, which can currently be up to 25-40% of the appraised value based on the type of collateral. These incremental valuation haircuts generally reflect the age of the most recent appraisal as well as collateral type. Trends in collateral values, such as home price indices and recent asset dispositions, are monitored in order to determine whether adjustments to the appraisal haircuts are warranted. Other factors such as local market conditions or location may also be considered as necessary.

The Bancorp assesses all real estate and non-real estate collateral securing a loan and considers all cross collateralized loans in the calculation of the LTV ratio. The following table provides detail on the most recent LTV ratios for commercial mortgage loans greater than $1 million, excluding impaired commercial mortgage loans individually evaluated. The Bancorp does not typically aggregate the LTV ratios for commercial mortgage loans less than $1 million.

TABLE 28: COMMERCIAL MORTGAGE LOANS OUTSTANDING BY LTV, LOANS GREATER THAN $1 MILLION

As of December 31, 2011 ($ in millions)	LTV > 100%	LTV 80-100%	LTV ≤ 80%
Commercial mortgage owner-occupied loans	$528	419	2,353
Commercial mortgage nonowner-occupied loans	684	734	2,164
Total	$1,212	1,153	4,517

54	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides detail on commercial loan and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases.

TABLE 29: COMMERCIAL LOAN AND LEASE PORTFOLIO (EXCLUDING LOANS HELD FOR SALE)

	2011			2010
As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Manufacturing	$9,020	17,065	116	$7,202	14,979	149
Real estate	6,274	7,060	299	8,295	9,532	378
Financial services and insurance	4,596	9,975	46	3,830	8,184	78
Business services	3,898	5,976	78	3,314	5,379	50
Wholesale trade	3,656	6,796	50	2,926	5,689	18
Healthcare	3,477	5,179	15	3,402	5,421	35
Retail trade	2,639	5,548	56	2,548	5,377	48
Transportation and warehousing	2,304	3,152	16	2,074	2,566	15
Construction	2,226	3,470	199	2,789	4,124	242
Mining	1,157	1,994	7	851	1,443	19
Communication and information	1,128	2,117	3	1,004	1,668	7
Accommodation and food	1,127	1,636	22	953	1,476	26
Other services	998	1,503	48	1,062	1,473	35
Entertainment and recreation	874	1,228	18	788	1,012	7
Public administration	644	886	—	616	848	9
Utilities	564	1,752	—	595	1,600	—
Individuals	460	512	20	690	830	10
Agribusiness	425	564	65	483	621	85
Other	5	5	—	40	119	3
Total	$45,472	76,418	1,058	$43,462	72,341	1,214
By loan size:
Less than $200,000	2%	2	7	3%	2	8
$200,000 to $1 million	8	6	23	10	8	25
$1 million to $5 million	18	15	32	21	17	34
$5 million to $10 million	12	10	15	13	11	8
$10 million to $25 million	28	25	19	25	25	19
Greater than $25 million	32	42	4	28	37	6
Total	100%	100	100	100%	100	100
By state:
Ohio	24%	27	16	25%	29	17
Michigan	13	11	22	15	13	22
Florida	8	6	17	8	7	17
Illinois	7	8	10	8	8	8
Indiana	5	5	10	6	6	7
Kentucky	4	4	4	5	4	5
North Carolina	3	3	4	3	3	4
Tennessee	3	3	2	3	3	1
Pennsylvania	2	2	1	2	2	1
All other states	31	31	14	25	25	18
Total	100%	100	100	100%	100	100

Fifth Third Bancorp	55

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas.

The following table provides analysis of each of the categories of loans (excluding loans held for sale) by state as of December 31, 2011 and 2010.

TABLE 30: NON-OWNER OCCUPIED COMMERCIAL REAL ESTATE

As of December 31, 2011 ($ in millions)					For the Year Ended December 31, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,958	2,125	1	88	64
Michigan	1,443	1,476	1	77	39
Florida	713	740	—	72	44
Illinois	417	499	1	44	31
Indiana	312	316	—	13	6
North Carolina	302	332	—	33	13
All other states	586	650	—	35	14
Total	$5,731	6,138	3	362	211

TABLE 31: NON-OWNER OCCUPIED COMMERCIAL REAL ESTATE

As of December 31, 2010 ($ in millions)					For the Year Ended December 31, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$2,332	2,565	2	90	119
Michigan	1,695	1,809	2	85	123
Florida	935	1,022	1	120	180
Illinois	568	654	—	39	65
Indiana	387	419	—	19	32
North Carolina	392	438	—	37	58
All other states	751	823	—	39	48
Total	$7,060	7,730	5	429	625

TABLE 32: HOME BUILDER AND DEVELOPER (a)

As of December 31, 2011 ($ in millions)					For the Year Ended December 31, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$166	234	—	15	22
Michigan	108	128	—	8	7
Florida	64	73	—	27	12
North Carolina	50	56	—	13	7
Indiana	51	56	—	10	3
Illinois	16	27	—	9	4
All other states	57	69	—	14	1
Total	$512	643	—	96	56
(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $136 and a total exposure of $222 are also included in Table 30: Non-Owner Occupied Commercial Real Estate.

TABLE 33: HOME BUILDER AND DEVELOPER (a)

As of December 31, 2010 ($ in millions)					For the Year Ended December 31, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$202	331	—	35	39
Michigan	151	212	1	23	65
Florida	103	117	—	44	81
North Carolina	68	80	—	10	33
Indiana	67	85	—	8	13
All other states	108	159	—	20	43
Total	$699	984	1	140	274
(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $134 and a total exposure of $319 are also included in Table 31: Non-Owner Occupied Commercial Real Estate.

56	Fifth Third Bancorp

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

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable rate residential mortgage loans. Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $1.2 billion of adjustable rate residential mortgage loans will have rate resets during the next twelve months, with approximately three percent of those resets expected to experience an increase in monthly payments in comparison to the monthly payment at the time of origination.

Certain residential mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high LTV ratios, multiple loans on the same collateral that when combined result in an LTV greater than 80% and interest-only loans. The Bancorp monitors residential mortgage loans with greater than 80% LTV ratio and no mortgage insurance as it believes these loans represent a higher level of risk. The following table provides an analysis of the residential mortgage portfolio loans outstanding, excluding held for sale, by LTV at origination:

TABLE 34: RESIDENTIAL MORTGAGE PORTFOLIO LOANS BY LTV AT ORIGINATION

	2011		2010
As of December 31 ($ in millions)	Outstanding	Weighted Average LTV’s	Outstanding	Weighted Average LTV’s
LTV ≤ 80%	$7,876	66.6%	6,419	68.0%
LTV > 80%, with mortgage insurance	1,030	92.7	871	93.0
LTV > 80%, no mortgage insurance	1,766	95.6	1,666	95.4
Total	$10,672	73.9%	8,956	75.5%

The following tables provide analysis of the residential mortgage portfolio loans outstanding, excluding held for sale, with a greater than 80% LTV ratio and no mortgage insurance as of December 31, 2011 and 2010:

TABLE 35: RESIDENTIAL MORTGAGE PORTFOLIO LOANS, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

As of December 31, 2011 ($ in millions)				For the Year Ended December 31, 2011
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$600	6	25	15
Michigan	305	1	14	13
Florida	283	2	27	29
North Carolina	123	—	4	7
Indiana	111	1	4	2
Illinois	122	1	3	2
Kentucky	84	1	3	1
All other states	138	1	5	7
Total	$1,766	13	85	76

TABLE 36: RESIDENTIAL MORTGAGE LOANS OUTSTANDING, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

As of December 31, 2010 ($ in millions)				For the Year Ended December 31, 2010
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$569	3	24	22
Michigan	294	2	20	21
Florida	294	4	31	56
North Carolina	131	1	7	12
Indiana	111	1	4	6
Kentucky	78	1	3	2
Illinois	67	—	1	4
All other states	122	3	5	8
Total	$1,666	15	95	131

Fifth Third Bancorp	57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Home Equity Portfolio

The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. The home equity line of credit offered by the Bancorp is a revolving facility with a 20-year term, minimum payments of interest only and a balloon payment of principal at maturity.

The ALLL provides coverage for probable and estimable losses in the home equity portfolio. The allowance attributable to the portion of the home equity portfolio that has not been restructured in a TDR is determined on a single homogenous pool basis reflecting the Bancorp’s belief that the credit risk characteristics of this portfolio are of sufficient similarity such that additional portfolio segmentation is not necessary for determining the probable credit losses in the home equity portfolio. The modeled loss factor for the home equity portfolio is based on the trailing twelve month historical loss rate, as adjusted for certain prescriptive loss rate factors and certain qualitative adjustment factors to reflect risks associated with current conditions and trends. The prescriptive loss rate factors include adjustments for delinquency trends, LTV trends, refreshed FICO score trends and product mix. The qualitative factors include adjustments for credit administration and portfolio management, credit policy and underwriting and the national and local economy. The Bancorp considers home price index trends when determining the national and local economy qualitative factor.

The home equity portfolio is managed in two primary categories: loans outstanding with a LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $4.0 billion and $6.7 billion, respectively, as of December 31, 2011. Of the total $10.7 billion of outstanding home equity loans:

•	82% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois
•	31% are in first lien positions and 69% are in second lien positions at December 31, 2011
•	For approximately 1/3 of the home equity portfolio in a second lien position, the first lien is either owned or serviced by the Bancorp
•	Over 90% of non-delinquent borrowers made at least one payment greater than the minimum payment during the year ended December 31, 2011
•	The portfolio had an average refreshed FICO score of 734 at December 31, 2011 and 2010.

The Bancorp actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp does not routinely obtain appraisals on performing loans to update LTV ratios after origination. However, the Bancorp monitors the local housing markets by reviewing various home price indices and incorporates the impact of the changing market conditions in its on-going credit monitoring processes. For second lien home equity loans, the Bancorp is unable to track the performance of the first lien loans if it does not service the first lien loan, but instead monitors the refreshed FICO scores as part of its assessment of the home equity portfolio. The following table provides an analysis of home equity loans outstanding disaggregated based upon refreshed FICO score:

TABLE 37: HOME EQUITY LOANS OUTSTANDING BY REFRESHED FICO SCORE

($ in millions)	December 31, 2011	% of Total	December 31, 2010	% of Total
First Liens:
FICO < 620	$214	2%	230	2%
FICO 621-719	643	6	690	6
FICO > 720	2,466	23	2,533	22
Total First Liens	3,323	31	3,453	30
Second Liens:
FICO < 620	750	7%	921	8%
FICO 621-719	1,929	18	1,957	17
FICO > 720	4,717	44	5,182	45
Total Second Liens	7,396	69	8,060	70
Total	$10,719	100%	11,513	100%

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding in a first and second lien position by LTV at origination:

TABLE 38: HOME EQUITY LOANS OUTSTANDING BY LTV AT ORIGINATION

	2011		2010
As of December 31 ($ in millions)	Outstanding	Weighted Average LTV’s	Outstanding	Weighted Average LTV’s
First Liens:
LTV ≤ 80%	$2,800	54.9%	2,903	55.1%
LTV > 80%	523	89.2	550	89.4
Total First Liens	3,323	60.4	3,453	60.6
Second Liens;
LTV ≤ 80%	3,882	67.3	4,044	67.3
LTV > 80%	3,514	91.8	4,016	92.0
Total Second Liens	7,396	81.0	8,060	81.4
Total	$10,719	74.0%	11,513	74.6%

58	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide analysis of home equity loans by state with LTV greater than 80% as of December 31, 2011 and 2010.

TABLE 39: HOME EQUITY LOANS OUTSTANDING WITH LTV GREATER THAN 80%

As of December 31, 2011 ($ in millions)					For the Year Ended December 31, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,393	2,083	12	7	33
Michigan	884	1,197	8	4	37
Illinois	448	630	8	2	17
Indiana	391	573	2	2	9
Kentucky	366	549	3	2	8
Florida	146	190	4	3	17
All other states	409	519	5	2	19
Total	$4,037	5,741	42	22	140

TABLE 40: HOME EQUITY LOANS OUTSTANDING WITH LTV GREATER THAN 80%

As of December 31, 2010 ($ in millions)					For the Year Ended December 31, 2010
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,576	2,288	9	7	35
Michigan	998	1,317	9	5	50
Illinois	482	662	5	3	22
Indiana	451	638	4	2	10
Kentucky	421	614	3	2	9
Florida	172	218	8	4	21
All other states	466	568	7	4	28
Total	$4,566	6,305	45	27	175

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of December 31, 2011, 49% of the automobile loan portfolio is comprised of new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The following table provides an analysis of automobile loans outstanding by LTV at origination:

TABLE 41: AUTOMOBILE LOANS OUTSTANDING WITH LTV AT ORIGINATION

	2011		2010
As of December 31 ($ in millions)	Outstanding	Weighted Average LTV’s	Outstanding	Weighted Average LTV’s
LTV ≤ 100%	$7,805	81.7%	6,853	81.8%
LTV > 100%	4,022	111.5	4,130	112.8
Total	$11,827	92.1%	10,983	93.8%

The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100% as of December 31, 2011 and 2010, respectively.

TABLE 42: AUTOMOBILE LOANS OUTSTANDING WITH LTV GREATER THAN 100%

As of December 31, 2011 ($ in millions)				For the Year Ended December 31, 2011
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$425	1	—	3
Illinois	291	—	—	3
Michigan	245	—	—	2
Indiana	181	—	—	2
Florida	192	—	—	3
Kentucky	158	—	—	1
All other states	2,530	3	2	20
Total	$4,022	4	2	34

Fifth Third Bancorp	59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 43: AUTOMOBILE LOANS OUTSTANDING WITH LTV GREATER THAN 100%
As of December 31, 2010 ($ in millions)				For the Year Ended December 31, 2010
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$447	1	—	5
Illinois	375	1	—	5
Michigan	269	—	—	4
Indiana	208	1	—	3
Florida	199	—	—	5
Kentucky	181	—	—	3
All other states	2,451	4	2	33
Total	$4,130	7	2	58

European Exposure

The Bancorp has no direct sovereign exposure to any European nation as of December 31, 2011. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $2.2 billion and funded exposure was $1.4 billion as of December 31, 2011.

Additionally, the Bancorp was within its established country exposure limits for all European countries.

Certain European countries have been experiencing increased levels of stress throughout 2011 including Portugal, Ireland, Italy, Greece and Spain. The Bancorp’s total exposure to businesses domiciled or owned by companies and financial institutions in these countries was approximately $138 million and funded exposure was $72 million as of December 31, 2011. The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and financial institutions as of December 31, 2011:

TABLE 44: EUROPEAN EXPOSURE

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
	Total	Funded	Total	Funded	Total	Funded	Total	Funded
($ in millions)	Exposure	Exposure	Exposure	Exposure	Exposure	Exposure	Exposure (a)	Exposure
Peripheral Europe(b)	$—	—	2	—	136	72	138	72
Other Eurozone (c)	—	—	111	53	1,106	751	1,217	804
Total Eurozone	—	—	113	53	1,242	823	1,355	876
Other Europe (d)	—	—	60	31	801	501	861	532
Total Europe	$—	—	173	84	2,043	1,324	2,216	1,408

(a)	Total exposure includes funded and unfunded commitments, net of collateral; funded exposure excludes unfunded exposure.
(b)	Peripheral Europe includes Portugal, Ireland, Italy, Greece and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Euro (primarily the United Kingdom and Switzerland).

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 45. Residential mortgage loans are typically placed on nonaccrual status when principal and interest payments have become past due 150 days unless such loans are both well secured and in the process of collection. Residential mortgage loans may stay on nonperforming status for an extended time as the foreclosure process typically lasts longer than 180 days. Typically, home equity loans and leases are reported on nonaccrual status if principal or interest has been in default for 180 days or more unless the loan is both well secured and in the process of collection. Automobile and other consumer loans and leases that have been modified in a TDR and subsequently become past due 90 days are placed on nonaccrual status. Credit card loans that have been modified in a TDR are classified as nonaccrual unless such loans have a sustained repayment performance of six months or greater and the Bancorp is reasonably assured of repayment in accordance with the restructured terms. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premiums, accretion of loan discounts and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued, but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of the principal is deemed a loss, the loss amount is charged off to the ALLL.

Total nonperforming assets, including loans held for sale, were $2.0 billion at December 31 2011 compared to $2.5 billion at December 31, 2010. At December 31, 2011, $138 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $294 million at December 31, 2010.

60	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming assets as a percentage of total loans, leases and other assets, including OREO and nonaccrual loans held for sale as of December 31, 2011 were 2.32%, compared to 3.08% as of December 31, 2010. Excluding nonaccrual loans held for sale, nonperforming assets as a percentage of total loans, leases and other assets, including OREO was 2.23% as of December 31, 2011, compared to 2.79% as of December 31, 2010. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 69% of nonaccrual loans and leases were secured by real estate as of December 31, 2011 compared to 66% as of December 31, 2010.

Commercial nonperforming loans and leases were $1.2 billion at December 31, 2011, a decrease of $312 million from December 31, 2010, due to the impact of loss mitigation actions and moderation in general economic conditions. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at December 2011 decreased $156 million compared to December 31, 2010. The decrease from December 31, 2010 was due to a continued decrease in new nonaccruals and an increase in paydowns and payoffs in 2011 due to improved delinquency metrics and an improvement in underlying loss trends. The Bancorp transferred commercial loans with a carrying balance of $961 million, prior to transfer, to held for sale during the third quarter of 2010, of which $694 million were nonperforming. At December 31, 2011, the remaining carrying balance of these loans was $67 million.

Consumer nonperforming loans and leases were $380 million at December 31, 2011, a decrease of $86 million from December 31, 2010. The decrease was mainly due to a $83 million decrease in other consumer loans and leases due primarily to charge-offs taken on certain consumer loans acquired during the fourth quarter of 2010 as the result of a foreclosure on a commercial loan collateralized by individual consumer loans. These loans were fully charged off as of December 31, 2011. Home equity nonaccrual levels remain modest as the Bancorp continues to fully charge-off a high proportion of the severely delinquent loans at 180 days past due. Geography continues to be a large driver of nonaccrual activity as Florida properties represent approximately 16% and 8% of residential mortgage and home equity balances, respectively, but represent 45% and 16% of nonaccrual loans for each category. Consumer restructured loans on accrual status totaled $1.6 billion at December 31, 2011 and 2010. As of December 31, 2011, redefault rates, defined as 30 days delinquent, on restructured residential mortgage were 29% and home equity loans and credit card loans were each 16%.

OREO and other repossessed property was $378 million at December 31, 2011, compared to $494 million at December 31, 2010. The decrease from December 31, 2010 was due to the sale of large OREO properties and improvements in general economic conditions during 2011. The Bancorp recognized $171 million and $264 million in losses on the sale or write-down of OREO properties in 2011 and 2010, respectively. These losses are primarily reflective of the continued stress in the Michigan and Florida markets for commercial real estate and residential mortgage loans as Michigan and Florida represented 16% and 26%, respectively, of total OREO losses in 2011 compared with 12% and 14%, respectively, in 2010. Properties in Michigan and Florida accounted for 42% of foreclosed real estate at December 31, 2011, compared to 49% at December 31, 2010.

In 2011 and 2010, approximately $125 million and $206 million, respectively, of interest income would have been recorded if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Fifth Third Bancorp	61

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 45: SUMMARY OF NONPERFORMING ASSETS AND DELINQUENT LOANS

As of December 31 ($ in millions)	2011	2010	2009	2008	2007
Nonaccrual loans and leases:
Commercial and industrial loans (a)	$408	473	734	541	175
Commercial mortgage loans	358	407	898	482	243
Commercial construction loans	123	182	646	362	249
Commercial leases	9	11	67	21	5
Residential mortgage loans	134	152	275	259	92
Home equity	25	23	21	26	45
Automobile loans	—	1	1	5	3
Other consumer loans and leases(a)	1	84	—	—	1
Restructured loans and leases:
Commercial and industrial loans	79	95	35	—	—
Commercial mortgage loans	63	28	4	—	—
Commercial construction loans	15	10	8	—	—
Commercial leases	3	8	—	—	—
Residential mortgage loans(b)	141	116	137	20	27
Home equity(b)	29	33	33	29	11
Automobile loans(b)	2	2	1	1	—
Credit card	48	55	87	30	5
Total nonperforming loans and leases	1,438	1,680	2,947	1,776	856
OREO and other repossessed property	378	494	297	230	171
Total nonperforming assets	1,816	2,174	3,244	2,006	1,027
Nonaccrual loans held for sale	138	294	224	473	—
Total nonperforming assets including loans held for sale	$1,954	2,468	3,468	2,479	1,027
Loans and leases 90 days past due and accruing
Commercial and industrial loans	$4	16	118	76	44
Commercial mortgage loans	3	11	59	136	73
Commercial construction loans	1	3	17	74	67
Commercial leases	—	—	4	4	4
Residential mortgage loans(d)	79	100	189	198	186
Home equity	74	89	99	96	72
Automobile loans	9	13	17	21	13
Credit card and other	30	42	64	56	31
Other consumer loans and leases	—	—	—	1	1
Total loans and leases 90 days past due and accruing	$200	274	567	662	491
Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(c)	2.23%	2.79	4.22	2.38	1.25
Allowance for loan and lease losses as a percent of nonperforming assets(b)	124	138	116	139	93
(a)	For 2010, nonaccrual loans and leases reflect a reclassification of $84 million in nonperforming loans from commercial and industrial loans to other consumer loans and leases which occurred after the Bancorp’s Form 8-K was filed on January 19, 2011. This reclassification was primarily a result of the determination that consumer loans obtained in the foreclosure of a commercial loan were more appropriately categorized as other consumer loans and leases in accordance with regulatory guidance.
(b)	During 2009, the Bancorp modified its consumer nonaccrual policy to exclude TDR loans that were less than 90 days past due because they were performing in accordance with the restructured terms. For comparability purposes, prior periods were adjusted to reflect this reclassification.
(c)	Excludes nonaccrual loans held for sale.
(d)	Information for all periods presented excludes advances made pursuant to servicing agreements to GNMA mortgage loan pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2011, 2010, 2009, 2008, and 2007 these advances were $309, $279, $130, $40, and $25, respectively. The Bancorp recognized immaterial credit losses for the year ended December 31, 2011 and $2 million for 2010 due to claim denials and curtailments associated with these advances.

62	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 46: ROLLFORWARD OF PORTFOLIO NONPERFORMING LOANS AND LEASES

For the year ended December 31, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Beginning Balance	$1,214	268	198	1,680
Transfers to nonperforming	1,075	396	456	1,927
Transfers to performing	(23)	(45)	(85)	(153)
Transfers to performing (restructured)	(1)	(74)	(95)	(170)
Transfers from held for sale	4	—	—	4
Transfers to held for sale	(92)	—	—	(92)
Loans sold from portfolio	(57)	(1)	(21)	(79)
Loan paydowns/payoffs	(425)	(85)	(13)	(523)
Transfers to other real estate owned	(110)	(79)	—	(189)
Charge-offs	(554)	(106)	(342)	(1,002)
Draws/other extensions of credit	27	1	7	35
Ending Balance	$1,058	275	105	1,438
For the year ended December 31, 2010
Beginning Balance	$2,392	412	143	2,947
Transfers to nonperforming	1,666	624	551	2,841
Transfers to performing	(32)	(67)	(46)	(145)
Transfers to performing (restructured)	(10)	(69)	(61)	(140)
Transfers to held for sale	(386)	(205)	—	(591)
Loans sold from portfolio	(48)	—	—	(48)
Loan paydowns/payoffs	(773)	(88)	(42)	(903)
Transfers to other real estate owned	(290)	(163)	(1)	(454)
Charge-offs	(1,364)	(176)	(358)	(1,898)
Draws/other extensions of credit	59	—	12	71
Ending Balance	$1,214	268	198	1,680

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

At the time of modification, the Bancorp maintains certain consumer loan TDRs (including residential mortgage loans, home equity loans, and other consumer loans) on accrual status, provided there is reasonable assurance of repayment and performance according to the modified terms based upon a current, well-documented credit evaluation. Commercial loan TDRs and credit card TDRs are classified as nonaccrual loans and are typically returned to accrual status upon a six month period of sustained performance under the restructured terms. The following table summarizes TDRs by loan type and delinquency status.

TABLE 47: PERFORMING AND NONPERFORMING TDRs

	Performing
As of December 31, 2011 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial	$388	2	—	160	$550
Residential mortgages(a)	978	72	67	141	1,258
Home equity	372	39	—	29	440
Credit card	44	—	—	48	92
Other consumer	38	2	—	2	42
Total	$1,820	115	67	380	$2,382
(a)	Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2011, these advances represented $64 of current loans, $16 of 30-89 days past due loans and $46 of 90 days or more past due loans.

Analysis of Net Loan Charge-offs

Net charge-offs were 149 bps and 302 bps of average loans and leases for the years ended December 31, 2011 and 2010, respectively. Table 48 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

        The ratio of commercial loan and lease net charge-offs to average commercial loans and leases decreased to 126 bps during 2011 compared to 310 bps in 2010, as a result of decreases in net charge-offs of $810 million. Decreases in net charge-offs were realized across all commercial loan types and were primarily due to improvements in general economic conditions and previous actions taken by the Bancorp to address problem loans. Actions taken by the Bancorp include suspending homebuilder and developer lending in 2007 and non-owner occupied commercial real estate lending in 2008 and tightened underwriting standards across all commercial loan product offerings. In addition, the Bancorp implemented other loss mitigation strategies that included the previously mentioned sale of troubled loans during the third quarter of 2010. Net charge-offs for 2011 related to non-owner occupied commercial real estate were $211 million compared to $625 million in 2010. Net charge-offs related to non-owner occupied commercial real estate are recorded in the commercial mortgage loans and commercial construction loans captions in Table 48. Net charge-offs on these loans represented 38% of total commercial loan and lease net charge-offs in 2011 and 46% in 2010.

Fifth Third Bancorp	63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ratio of consumer loan and lease net charge-offs to average consumer loans and leases decreased to 179 bps in 2011 compared to 292 bps in 2010. Residential mortgage loan net charge-offs, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $266 million from the prior year as a result of improvements in delinquencies and a decrease in the average loss recorded per charge-off. Additionally, the prior year included $123 million in net charge-offs that were recorded on residential mortgage portfolio loans sold during the third quarter of 2010. The Bancorp’s Florida and Michigan markets accounted for 58% and 72% of net charge-offs on residential mortgage loans in the portfolio in 2011 and 2010, respectively. Fifth Third expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality, shorter duration residential mortgage loans that are originated through its branch network as a low-cost, refinance product of conforming residential mortgage loans.

Home equity net charge-offs decreased $44 million compared to the prior year, primarily due to decreases in net charge-offs in the Michigan market and reduced net charge-offs of brokered home equity products. Management responded to the performance of the brokered home equity portfolio by eliminating this channel of origination in 2007. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loan net charge-offs decreased $35 million compared to 2010, due to the origination of high credit quality loans as a result of tighter underwriting standards and higher resale on automobiles sold at auction.

Credit card net charge-offs decreased $57 million from 2010 reflecting improving delinquency trends, aggressive line management, and stabilization in unemployment levels. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Other consumer loan net charge-offs increased $56 million compared to 2010 due to charge-offs associated with certain consumer loans that were acquired during the fourth quarter of 2010 when the Bancorp foreclosed on a commercial loan that was collateralized by individual consumer loans. These loans were fully charged off as of December 31, 2011.

64	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 48: SUMMARY OF CREDIT LOSS EXPERIENCE

For the years ended December 31 ($ in millions)	2011	2010	2009	2008	2007
Losses charged off:
Commercial and industrial loans	$(314)	(631)	(768)	(667)	(121)
Commercial mortgage loans	(211)	(541)	(436)	(618)	(46)
Commercial construction loans	(89)	(265)	(420)	(750)	(29)
Commercial leases	(1)	(7)	(11)	—	(1)
Residential mortgage loans	(180)	(441)	(359)	(243)	(43)
Home equity	(234)	(276)	(330)	(212)	(106)
Automobile loans	(85)	(132)	(189)	(168)	(117)
Credit card	(114)	(164)	(178)	(101)	(54)
Other consumer loans and leases	(86)	(28)	(28)	(32)	(27)
Total losses	(1,314)	(2,485)	(2,719)	(2,791)	(544)
Recoveries of losses previously charged off:
Commercial and industrial loans	38	45	50	18	12
Commercial mortgage loans	16	17	14	5	2
Commercial construction loans	4	13	4	2	—
Commercial leases	3	5	4	1	1
Residential mortgage loans	7	2	2	—	—
Home equity	14	12	8	7	9
Automobile loans	32	44	41	34	32
Credit card	16	9	8	7	8
Other consumer loans and leases	12	10	7	7	18
Total recoveries	142	157	138	81	82
Net losses charged off:
Commercial and industrial loans	(276)	(586)	(718)	(649)	(109)
Commercial mortgage loans	(195)	(524)	(422)	(613)	(44)
Commercial construction loans	(85)	(252)	(416)	(748)	(29)
Commercial leases	2	(2)	(7)	1	—
Residential mortgage loans	(173)	(439)	(357)	(243)	(43)
Home equity	(220)	(264)	(322)	(205)	(97)
Automobile loans	(53)	(88)	(148)	(134)	(85)
Credit card	(98)	(155)	(170)	(94)	(46)
Other consumer loans and leases	(74)	(18)	(21)	(25)	(9)
Total net losses charged off	$(1,172)	(2,328)	(2,581)	(2,710)	(462)
Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	0.97%	2.23	2.61	2.31	0.49
Commercial mortgage loans	1.89	4.58	3.43	4.80	0.40
Commercial construction loans	4.96	8.48	9.24	12.80	0.51
Commercial leases	(0.08)	0.05	0.22	(0.02)	0.01
Total commercial loans	1.26	3.10	3.27	3.99	0.43
Residential mortgage loans	1.75	5.49	4.15	2.47	0.48
Home equity	1.97	2.20	2.57	1.67	0.82
Automobile loans	0.47	0.85	1.68	1.56	0.83
Credit card	5.19	8.28	8.87	5.51	3.55
Other consumer loans and leases	15.29	2.58	2.14	2.10	0.83
Total consumer loans and leases	1.79	2.92	3.10	2.08	0.84
Total net losses charged off	1.49%	3.02	3.20	3.23	0.61

Allowance for Credit Losses

The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. The ALLL provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the ALLL each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall ALLL, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall percentage level of the ALLL. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio. See the Critical Accounting Policies section for more information.

The ALLL attributable to the portion of the residential and consumer loan and lease portfolio that has not been restructured is determined on a pooled basis with the segmentation being based on the similarity of credit risk characteristics. Loss factors for real estate backed consumer loans are developed for each pool based on the trailing twelve month historical loss rate, as adjusted for certain prescriptive loss rate factors and certain qualitative adjustment factors. The prescriptive loss rate factors and qualitative adjustments are designed to reflect risks associated with current conditions and trends which are not believed to be fully reflected in the trailing twelve month historical loss rate. For real estate backed consumer loans, the prescriptive loss rate factors include adjustments for delinquency trends, LTV trends, refreshed FICO score trends and product mix, and the qualitative factors include adjustments for credit administration and portfolio management practices, credit policy and underwriting practices and the national and local

Fifth Third Bancorp	65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

economy. The Bancorp considers home price index trends in its footprint when determining the national and local economy qualitative factor. The Bancorp also considers the volatility of collateral valuation trends when determining the unallocated component of the ALLL.

TABLE 49: CHANGES IN ALLOWANCE FOR CREDIT LOSSES

For the years ended December 31 ($ in millions)	2011	2010	2009	2008	2007
ALLL:
Balance, beginning of period	$3,004	3,749	2,787	937	771
Impact of change in accounting principle	—	45	—	—	—
Losses charged off	(1,314)	(2,485)	(2,719)	(2,791)	(544)
Recoveries of losses previously charged off	142	157	138	81	82
Provision for loan and lease losses	423	1,538	3,543	4,560	628
Balance, end of period	$2,255	3,004	3,749	2,787	937
Reserve for unfunded commitments:
Balance, beginning of period	$227	294	195	95	76
Impact of change in accounting principle	—	(43)	—	—	—
Provision for loan and lease losses	(46)	(24)	99	100	19
Balance, end of period	$181	227	294	195	95

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

An unallocated component to the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases at December 31, 2011 and 2010 was 0.17% and 0.19%, respectively. The unallocated allowance increased from five percent at December 31, 2010 to six percent of the total allowance for December 31, 2011. The increase in the unallocated allowance as a percentage of the total allowance was driven by additional sustained market volatility in the U.S. markets that has provided indications that loss events may be occurring at a rate greater than the rate captured within the Bancorp’s model.

As shown in Table 50, the ALLL as a percent of the total loan and lease portfolio was 2.78% at December 31, 2011, compared to 3.88% at December 31, 2010. The ALLL was $2.3 billion as of December 31, 2011, compared to $3.0 billion at December 31, 2010. The decrease is reflective of a number of factors including decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases and improvement in underlying loss trends.

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $132 million at December 31, 2011. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $59 million at December 31, 2011. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

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

66	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 50: ATTRIBUTION OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO PORTFOLIO LOANS AND LEASES

As of December 31 ($ in millions)	2011	2010	2009	2008	2007
Allowance attributed to:
Commercial and industrial loans	$929	1,123	1,282	824	271
Commercial mortgage loans	441	597	734	363	135
Commercial construction loans	77	158	380	252	98
Commercial leases	80	111	121	61	27
Residential mortgage loans	227	310	375	388	67
Home equity	195	265	294	289	124
Automobile loans	43	73	127	150	79
Credit card	106	158	199	148	69
Other consumer loans and leases	21	59	44	33	20
Unallocated	136	150	193	279	47
Total ALLL	$2,255	3,004	3,749	2,787	937
Portfolio loans and leases:
Commercial and industrial loans	$30,783	27,191	25,683	29,197	24,813
Commercial mortgage loans	10,138	10,845	11,803	12,502	11,862
Commercial construction loans	1,020	2,048	3,784	5,114	5,561
Commercial leases	3,531	3,378	3,535	3,666	3,737
Residential mortgage loans	10,672	8,956	8,035	9,385	10,540
Home equity	10,719	11,513	12,174	12,752	11,874
Automobile loans	11,827	10,983	8,995	8,594	9,201
Credit card	1,978	1,896	1,990	1,811	1,591
Other consumer loans and leases	350	681	780	1,122	1,074
Total portfolio loans and leases	$81,018	77,491	76,779	84,143	80,253
Attributed allowance as a percent of respective portfolio loans and leases:
Commercial and industrial loans	3.02%	4.13	4.99	2.82	1.09
Commercial mortgage loans	4.35	5.50	6.22	2.90	1.14
Commercial construction loans	7.55	7.71	10.04	4.93	1.77
Commercial leases	2.27	3.29	3.42	1.66	0.72
Residential mortgage loans	2.13	3.46	4.67	4.13	0.63
Home equity	1.82	2.30	2.41	2.27	1.04
Automobile loans	0.36	0.66	1.41	1.75	0.86
Credit card	5.36	8.33	10.00	8.17	4.34
Other consumer loans and leases	6.00	8.66	5.64	2.94	1.86
Unallocated (as a percent of total portfolio loans and leases)	0.17	0.19	0.25	0.33	0.06
Total portfolio loans and leases	2.78%	3.88	4.88	3.31	1.17

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

The Bancorp’s Executive ALCO, which includes senior management representatives and is accountable to the Enterprise Risk Management Committee, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming a 100 bps parallel ramped increase and a 200 bps parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped

Fifth Third Bancorp	67

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses at December 31, 2011. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

At December 31, 2011, the Bancorp’s interest rate risk profile reflects a neutral position in year one and slight asset sensitivity in year two. The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of December 31:

TABLE 51: ESTIMATED NII SENSITIVITY PROFILE

	2011		2010
Percent Change in NII (FTE)			Percent Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	0.35%	5.61	1.02%	4.99	(5.00)	(7.00)
+ 100	—	2.64	0.49	2.73	—	—

The 12 months net interest income at risk reported as of December 31, 2011 for the +200 and +100 basis point scenarios shows a modest decline in asset sensitivity compared with December 31, 2010. The primary factors contributing to this change are an increase in fixed-rate loans partially offset by growth in deposits.

Economic Value of Equity

The Bancorp also utilizes EVE as a measurement tool in managing interest rate risk. Whereas the net interest income simulation model highlights exposures over a relatively short time horizon, the EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The EVE of the balance sheet, at a point in time, is defined as the discounted present value of asset and net derivative cash flows less the discounted value of liability cash flows. The sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the earnings simulation model. As with the earnings simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving prepayments and the expected changes in balances and pricing of transaction deposit portfolios. The following table shows the Bancorp’s EVE sensitivity profile as of December 31:

TABLE 52: ESTIMATED EVE SENSITIVITY PROFILE

	2011	2010
Change in Interest Rates (bps)	Change in EVE	Change in EVE	ALCO Policy Limits
+ 200	1.37%	(1.62)%	(15.00)%
+ 100	1.22	(0.50)
+ 25	0.32	(0.09)
- 25	(0.25)	(0.13)

The EVE at risk profile suggests slight asset sensitivity from market rate increases through the +200 bps scenario. The EVE at risk reported at December 31, 2011 for the +200 basis points scenario shows a change to a modest asset sensitive position compared to December 31, 2010. The primary factors contributing to the change are the decline in market interest rates over the course of 2011 and growth in core deposits, partially offset by the impact of the increase in fixed-rate loans.

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

The Bancorp also establishes derivative contracts with major financial institutions to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. For further information including the notional amount and fair values of these derivatives, see Note 13 of the Notes to Consolidated Financial Statements.

68	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 53 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of December 31, 2011. Additionally, Table 54 displays a summary of expected principal cash flows occurring after one year for both fixed and floating/adjustable rate loans, as of December 31, 2011.

TABLE 53: PORTFOLIO LOAN AND LEASE CONTRACTUAL MATURITIES

As of December 31, 2011 ($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$9,439	19,199	2,145	30,783
Commercial mortgage loans	4,412	4,652	1,074	10,138
Commercial construction loans	534	290	196	1,020
Commercial leases	575	1,498	1,458	3,531
Subtotal—commercial loans and leases	14,960	25,639	4,873	45,472
Residential mortgage loans	4,787	4,385	1,500	10,672
Home equity	1,494	3,171	6,054	10,719
Automobile loans	4,908	6,700	219	11,827
Credit card	556	1,422	—	1,978
Other consumer loans and leases	270	71	9	350
Subtotal—consumer loans and leases	12,015	15,749	7,782	35,546
Total	$26,975	41,388	12,655	81,018

TABLE 54: PORTFOLIO LOAN AND LEASE PRINCIPAL CASH FLOWS OCCURING AFTER ONE YEAR

	Interest Rate
As of December 31, 2011 ($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,683	17,661
Commercial mortgage loans	1,823	3,903
Commercial construction loans	181	305
Commercial leases	2,956	—
Subtotal—commercial loans and leases	8,643	21,869
Residential mortgage loans	3,835	2,050
Home equity	1,067	8,158
Automobile loans	6,868	51
Credit card	640	782
Other consumer loans and leases	31	49
Subtotal—consumer loans and leases	12,441	11,090
Total	$21,084	32,959

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $681 million and $822 million as of December 31, 2011 and 2010, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during both 2011 and 2010. These decreases caused modeled prepayment speeds to increase, which led to $242 million in temporary impairment on servicing rights during the year ended 2011, compared to $36 million in temporary impairment in 2010. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Offsetting the mortgage servicing rights valuation, the Bancorp recognized net gains of $354 million and $123 million on its non-qualifying hedging strategy for the years ended 2011 and 2010, respectively. The net gains include net gains from the sale of securities related to the Bancorp’s non-qualifying hedging strategy of $9 million and $14 million for 2011 and 2010, respectively. During the fourth quarter of 2011, the Bancorp assessed the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Based on this review, the Bancorp adjusted its MSR hedging strategy to exclude the hedging of MSRs related to certain mortgage loans originated in 2008 and prior, representing approximately 25% of the carrying value of the MSR portfolio as of December 31, 2011. The prepayment behavior of these loans is expected to be less sensitive to changes in interest rates as borrower credit characteristics and home price values have a greater impact based on changes in the market and underwriting environment. Thus, the predictive power of traditional prepayment models on these loans may not be reliable, which reduces the effectiveness of interest rate based hedge strategies. The Bancorp is exposed to prepayment risk on these loans in the event borrowers refinance at higher than expected levels due to government intervention or other factors. The Bancorp continues to monitor the performance of these MSRs and may decide to hedge this portion of the MSR portfolio in future periods. See Note 12 of the Notes to Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2011 and

Fifth Third Bancorp	69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2010 was approximately $374 million and $283 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected levels of deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. A summary of certain obligations and commitments to make future payments under contracts is included in Note 17 of the Notes to Consolidated Financial Statements.

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

Projected contractual maturities from loan and lease repayments are included in Table 53 of the Market Risk Management section of MD&A. Of the $15.4 billion of securities in the Bancorp’s available-for-sale portfolio at December 31, 2011, $4.4 billion in principal and interest is expected to be received in the next 12 months and an additional $3.0 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, see the Securities section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the years ended December 31, 2011 and 2010, the Bancorp sold loans totaling $15.2 billion and $18.2 billion, respectively. For further information on the transfer of financial assets, see Note 12 of the Notes to Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 81% of its average total assets during 2011, compared to 80% in 2010. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system.

Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp has approximately $7.2 billion of unsecured long-term debt outstanding as of December 31, 2011. Long-term debt with a principal balance of $8 million will mature during 2012. As of December 31, 2011, $6.1 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. The Bancorp also has $19.0 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $31.0 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

On January 25, 2011, the Bancorp raised $1.7 billion in new common equity through the issuance of 121,428,572 shares of common stock in an underwritten offering at an initial price of $14.00 per share. Additionally, on January 25, 2011, the Bancorp sold $1.0 billion in aggregate principal amount of 3.625% Senior Notes due January 25, 2016. Notes 16 and 23 of the Notes to Consolidated Financial Statements provide additional information regarding the Senior Notes and common equity offerings, respectively.

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

The Bancorp’s senior debt credit ratings are summarized in Table 55. The ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. * Additional information on senior debt credit ratings is as follows:

•	Moody’s “Baa1” rating is considered a medium-grade obligation and is the fourth highest ranking within its overall classification system;
•	Standard & Poor’s “BBB” rating indicates the obligor’s capacity to meet its financial commitment is adequate and is the fourth highest ranking within its overall classification system;
•	Fitch Ratings’ “A-” rating is considered high credit quality and is the third highest ranking within its overall classification system; and
•	DBRS Ltd.’s “A (low)” rating is considered satisfactory credit quality and is the third highest ranking within its overall classification system.

70	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 55: AGENCY RATINGS

As of February 29, 2012	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB	A—	AL
Subordinated debt	Baa2	BBB-	BBB+	BBBH
Fifth Third Bank:
Short-term	P-2	A-2	F1	R-1L
Long-term deposit	A3	No rating	A	A
Senior debt	A3	BBB+	A—	A
Subordinated debt	Baa1	BBB	BBB+	A (low)

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

On March 16, 2011, the Bancorp repurchased the warrant issued to the U.S. Treasury under the CPP for $280 million, which was recorded as a reduction to capital surplus in the Bancorp’s Consolidated Financial Statements.

On March 18, 2011, the Bancorp announced that the FRB did not object to the Bancorp’s capital plan submitted under the FRB 2011 CCAR. Pursuant to this plan, in the second quarter of 2011, the Bancorp redeemed $452 million of certain trust preferred securities, at par, classified as long-term debt. The trust preferred securities redeemed related to the Fifth Third Capital Trust VII, First National Bankshares Statutory Trust I and R&G Capital Trust II, LLT. As a result of these redemptions the Bancorp recorded a $6 million gain on the extinguishment within other noninterest expense in the Consolidated Statements of Income. The trust preferred securities were a component of Tier I capital: however, these securities are being phased out of Tier I capital by the Dodd-Frank Act as discussed below.

Pursuant to the Bancorp’s capital plan discussed above, the Bancorp redeemed certain trust preferred securities on September 19, 2011, totaling $40 million, which related to the R&G Crown Cap Trust IV and First National Bankshares Statutory Trust II. As a result of the redemption the Bancorp recorded a $1 million gain on the extinguishment within other noninterest expense in the Consolidated Statements of Income. In addition, on October 24, 2011 the Bancorp redeemed certain trust preferred securities totaling $25 million, which related to the R&G Crown Cap Trust I.

TABLE 56: CAPITAL RATIOS

As of December 31 ($ in millions)	2011	2010	2009	2008	2007
Average equity as a percent of average assets	11.41%	12.22	11.36	8.78	9.35
Tangible equity as a percent of tangible assets (a)	9.03	10.42	9.71	7.86	6.14
Tangible common equity as a percent of tangible assets (a)	8.68	7.04	6.45	4.23	6.14
Tier I capital	$12,503	13,965	13,428	11,924	8,924
Total risk-based capital	16,885	18,178	17,648	16,646	11,733
Risk-weighted assets (b)	104,945	100,561	100,933	112,622	115,529
Regulatory capital ratios:
Tier I capital	11.91%	13.89	13.30	10.59	7.72
Total risk-based capital	16.09	18.08	17.48	14.78	10.16
Tier I leverage	11.10	12.79	12.34	10.27	8.50
Tier I common equity (a)	9.35	7.48	6.99	4.37	5.72
a)	For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.
b)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

Fifth Third Bancorp	71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Ratios

The U.S banking agencies established quantitative measures that assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements. The U.S. banking agencies define “well capitalized” ratios for Tier I and total risk-based capital as 6% and 10%, respectively. The Bancorp exceeded these “well-capitalized” ratios for all periods presented.

The Basel II advanced approach framework was finalized by U.S. banking agencies in 2007. Core banks, defined as those with consolidated total assets in excess of $250 billion or on balance sheet foreign exposures of $10 billion were required to adopt the advanced approach effective April 1, 2008. The Bancorp is not subject to the requirements of Basel II.

The 19 large bank holding companies assessed under SCAP were required to demonstrate that they met the 4% Tier I common equity ratio threshold for the period evaluated in the SCAP. The Bancorp exceeded this threshold for all periods presented. The Bancorp’s Tier I common equity ratio was 9.35% as of December 31, 2011, compared to 7.48% as of December 31, 2010. The Bancorp manages the adequacy of its capital, including Tier I common equity, by conducting ongoing internal stress tests and ensuring the results are properly considered in capital planning. It is the intent of the Bancorp’s capital planning process to ensure that the Bancorp’s capital positions remain in excess of well-capitalized standards and any other regulatory requirements.

The Dodd-Frank Act requires more stringent prudential standards, including capital and liquidity requirements, for larger institutions. It addresses the quality of capital components by limiting the degree to which certain hybrid instruments can be included. The Dodd-Frank Act will phase out the inclusion of certain trust preferred securities as a component of Tier I capital beginning January 1, 2013. At December 31, 2011, the Bancorp’s Tier I capital included $2.2 billion of trust preferred securities representing approximately 214 bps of risk-weighted assets.

In December of 2010 and revised in June of 2011, the Basel Committee on Banking Supervision issued Basel III, a global regulatory framework, to enhance the international capital standards. It imposes a stricter definition of capital, with greater reliance on common equity and sets higher minimum capital requirements. It creates a new capital measure, Tier I common equity, which proposes changes to the current calculation of the Tier I common equity ratio by the Bancorp and several other financial institutions. The U.S. banking agencies are in the process of developing rules to implement the new capital standards as part of the Collins Amendment within the Dodd-Frank Act. Management believes that the Bancorp’s capital levels will continue to exceed U.S. “well-capitalized” standards, including the adoption of U.S. rules that incorporate changes under Basel III, to the extent applicable.

The FRB provided final rules of the 2012 CCAR on November 22, 2011. The CCAR requires the 19 largest Bank Holding Companies submit a capital plan to the FRB by January 9, 2012. The mandatory elements of the capital plan are an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy.

The FRB’s review of the capital plan will assess the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan and a review of the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratio and above a tier 1 common ratio of 5 percent on a pro forma basis under expected and stressful conditions throughout the planning horizon. Following the FRB’s assessment of the capital plan, it will either object or provide a notice of non-objection to the submitted capital plan by March 15, 2012.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp received a notice of non-objection to its dividend distribution proposal within its capital plan submitted to the FRB pursuant to the 2011 CCAR. The Bancorp declared dividends per common share of $0.28 and $0.04 during the years ended December 31, 2011 and 2010, respectively.

The Bancorp submitted a capital plan to the FRB on January 9, 2012 in accordance with the requirements of the 2012 CCAR. Following the FRB’s assessment of the capital plan, it will object or provide notice of non-objection to the submitted capital plan by March 15, 2012.

The Bancorp’s repurchase of common stock for the years ended December 31, 2011, 2010, and 2009 is shown in the table below. The Bancorp’s Board of Directors had previously authorized management to purchase 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. The amounts below reflect the remaining shares from the Board’s authorized program as of the dates presented.

TABLE 57: SHARE REPURCHASES

For the years ended December 31	2011	2010	2009
Shares authorized for repurchase at January 1	19,201,518	19,201,518	19,201,518
Additional authorizations	—	—	—
Share repurchases	—	—	—
Shares authorized for repurchase at December 31	19,201,518	19,201,518	19,201,518
Average price paid per share	N/A	N/A	N/A
(a)	Excludes 1,164,254, 333,808 and 265,802 shares repurchased during 2011, 2010, and 2009, respectively, in connection with various employee compensation plans. These repurchases are not included in the calculation for average price paid and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

72	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information. A discussion of these transactions is as follows:

Residential Mortgage Loan Sales

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Such provisions include the loan’s compliance with applicable loan criteria, including certain documentation standards per agreements with unrelated third parties. Additional reasons for the Bancorp having to repurchase the loans include appraisal standards with the collateral, fraud related to the loan application and the rescission of mortgage insurance. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of December 31, 2011 and 2010, the Bancorp maintained reserves related to these loans sold with the representation and warranty recourse provisions totalling $55 million and $85 million, respectively, included in other liabilities in the Bancorp’s Consolidated Balance Sheets. For further information on residential mortgage loans sold with representation and warranty recourse provisions, see Note 17 of the Notes to Consolidated Financial Statements.

During 2011 and 2010, the Bancorp paid $63 million and $47 million, respectively, in the form of make whole payments and repurchased $122 million and $83 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during 2011 and 2010 were $350 million and $365 million, respectively. Total outstanding repurchase demand inventory was $66 million at December 31, 2011 compared to $162 million at December 31, 2010.

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of non-performance by the underlying borrowers is equivalent to the total outstanding balance. In the event of non-performance, the Bancorp has rights to the underlying collateral value securing the loan. At December 31, 2011 the outstanding balances on these loans sold with credit recourse was $772 million compared to $916 million at December 31, 2010. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $17 million at December 31, 2011 and $16 million at December 31, 2010; recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio. For further information on residential mortgage loans sold with credit recourse, see Note 17 of the Notes to Consolidated Financial Statements.

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

The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $77 million at December 31, 2011 and $115 million at December 31, 2010. The Bancorp maintained a reserve, included in other liabilities in the Bancorp’s Consolidated Balance Sheets, related to exposures within the reinsurance portfolio of $27 million as of December 31, 2011 and $42 million as of December 31, 2010. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the third quarter of 2010, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $19 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $20 million and decrease in the Bancorp’s maximum exposure of $53 million. In the second quarter of 2011, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $5 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $11 million and decrease in the Bancorp’s maximum exposure of $27 million.

Fifth Third Bancorp	73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Bancorp has certain obligations and commitments to make future payments under contracts. The aggregate contractual obligations and commitments at December 31, 2011 are shown in Table 58. As of December 31, 2011, the Bancorp has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the Contractual Obligations and Other Commitments table. For further detail on the impact of income taxes see Note 20 of the Notes to Consolidated Financial Statements.

TABLE 58: CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of December 31, 2011 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Deposits without a stated maturity(a)	$78,033	—	—	—	78,033
Long-term debt(b)	8	1,692	2,995	4,987	9,682
Time deposits(c)	3,821	350	74	3,432	7,677
Forward contracts to sell mortgage loans(d)	5,705	—	—	—	5,705
Short-term borrowings(e)	3,585	—	—	—	3,585
Noncancelable lease obligations(f)	92	170	149	440	851
Partnership investment commitments(g)	164	65	10	30	269
Purchase obligations(h)	66	50	40	—	156
Pension obligations(i)	20	33	31	66	150
Capital lease obligations	12	9	4	1	26
Total contractually obligated payments due by period	$91,506	2,369	3,303	8,956	106,134
Other commitments by expiration period
Commitments to extend credit(j)	$28,980	7,150	11,393	362	47,885
Letters of credit(k)	1,940	2,409	256	139	4,744
Total other commitments by expiration period	$30,920	9,559	11,649	501	52,629
(a)	Includes demand, interest checking, savings, money market and foreign office deposits. For additional information, see the Deposits discussion in the Balance Sheet Analysis section of MD&A.
(b)	In the banking industry, interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets. See Note 16 of the Notes to Consolidated Financial Statements for additional information on these debt instruments.
(c)	Includes other time and certificates $100,000 and over. For additional information, see the Deposits discussion in the Balance Sheet Analysis section of MD&A.
(d)	See Note 12 of the Notes to Consolidated Financial Statements for additional information on forward contracts to sell residential mortgage loans.
(e)	Includes federal funds purchased and borrowings with an original maturity of less than one year. For additional information, see Note 15 of the Notes to Consolidated Financial Statements.
(f)	Includes rental commitments.
(g)	Includes low-income housing, historic tax investments and market tax credits.
(h)	Represents agreements to purchase goods or services and includes commitments to various general contractors for work related to banking center construction.
(i)	See Note 21 of the Notes to Consolidated Financial Statements for additional information on pension obligations.
(j)	Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts do not necessarily represent future cash flow requirements. For additional information, see Note 17 of the Notes to Consolidated Financial Statements.
(k)	Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. For additional information, see Note 17 of the Notes to Consolidated Financial Statements.

74	Fifth Third Bancorp

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

The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2011. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2011. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2011. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2011. This report appears on page 76 of the annual report.

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

Kevin T. Kabat	Daniel T. Poston
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 29, 2012	February 29, 2012

75

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Bancorp and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

Cincinnati, Ohio

February 29, 2012

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fifth Third Bancorp and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.

Cincinnati, Ohio

February 29, 2012

76	Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2011	2010
Assets
Cash and due from banks (a)	$2,663	2,159
Available-for-sale and other securities (b)	15,362	15,414
Held-to-maturity securities (c)	322	353
Trading securities	177	294
Other short-term investments (a)	1,781	1,515
Loans held for sale (d)	2,954	2,216
Portfolio loans and leases:
Commercial and industrial loans	30,783	27,191
Commercial mortgage loans (a)	10,138	10,845
Commercial construction loans	1,020	2,048
Commercial leases	3,531	3,378
Residential mortgage loans(e)	10,672	8,956
Home equity (a)	10,719	11,513
Automobile loans (a)	11,827	10,983
Credit card	1,978	1,896
Other consumer loans and leases	350	681
Portfolio loans and leases	81,018	77,491
Allowance for loan and lease losses(a)	(2,255)	(3,004)
Portfolio loans and leases, net	78,763	74,487
Bank premises and equipment	2,447	2,389
Operating lease equipment	497	479
Goodwill	2,417	2,417
Intangible assets	40	62
Servicing rights	681	822
Other assets (a)	8,863	8,400
Total Assets	$116,967	111,007
Liabilities
Deposits:
Demand	$27,600	21,413
Interest checking	20,392	18,560
Savings	21,756	20,903
Money market	4,989	5,035
Other time	4,638	7,728
Certificates—$100,000 and over	3,039	4,287
Foreign office and other	3,296	3,722
Total deposits	85,710	81,648
Federal funds purchased	346	279
Other short-term borrowings	3,239	1,574
Accrued taxes, interest and expenses	1,469	889
Other liabilities (a)	3,270	2,979
Long-term debt (a)	9,682	9,558
Total Liabilities	103,716	96,927
Equity
Common stock (f)	2,051	1,779
Preferred stock (g)	398	3,654
Capital surplus (h)	2,792	1,715
Retained earnings	7,554	6,719
Accumulated other comprehensive income	470	314
Treasury stock	(64)	(130)
Total Bancorp shareholders’ equity	13,201	14,051
Noncontrolling interests	50	29
Total Equity	13,251	14,080
Total Liabilities and Equity	$116,967	111,007

(a)

At December 31, 2011 and 2010, includes $30 and $52 of cash, $7 of other short-term investments, $50 and $29 of commercial mortgage loans, $223 and $241 of home equity loans, $259 and $648 of automobile loans, ($10) and ($14) of ALLL, $4 and $7 of other assets, $4 and $12 of other liabilities, $191 and $692 of long-term debt from consolidated VIEs that are included in their respective captions. See Note 11.

(b)	Amortized cost of $14,614 and $14,919 at December 31, 2011 and 2010 respectively.
(c)	Fair value of $322 and $353 at December 31, 2011 and 2010, respectively.
(d)	Includes $2,751 and $1,892 of residential mortgage loans held for sale measured at fair value at December 31, 2011, and 2010, respectively.
(e)	Includes $65 and $46 of residential mortgage loans measured at fair value at December 31, 2011 and 2010, respectively.
(f)

Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at December 31, 2011 – 919,804,436 (excludes 4,088,145 treasury shares) and December 31, 2010 – 796,272,522 (excludes 5,231,666 treasury shares).

(g)

317,680 shares of undesignated no par value preferred stock are authorized of which none had been issued; 5.0% cumulative Series F perpetual preferred stock with a $25,000 liquidation preference: 136,320 issued and outstanding at December 31, 2010, which were redeemed on February 2, 2011; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 16,450 issued and outstanding at December 31, 2011, 16,451 issued and outstanding at December 31, 2010.

(h)

Includes a ten-year warrant initially valued at $239 to purchase up to 43,617,747 shares of common stock, no par value, related to Series F preferred stock, at an initial exercise price of $11.72 per share at December 31, 2010, which was repurchased for $280 on March 16, 2011.

See Notes to Consolidated Financial Statements.

Fifth Third Bancorp	77

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2011	2010	2009
Interest Income
Interest and fees on loans and leases	$3,613	3,823	3,934
Interest on securities	600	658	733
Interest on other short-term investments	5	8	1
Total interest income	4,218	4,489	4,668
Interest Expense
Interest on deposits	352	591	953
Interest on other short-term borrowings	4	4	43
Interest on long-term debt	305	290	318
Total interest expense	661	885	1,314
Net Interest Income	3,557	3,604	3,354
Provision for loan and lease losses	423	1,538	3,543
Net Interest Income (Loss) After Provision for Loan and Lease Losses	3,134	2,066	(189)
Noninterest Income
Mortgage banking net revenue	597	647	553
Service charges on deposits	520	574	632
Investment advisory revenue	375	361	326
Corporate banking revenue	350	364	372
Card and processing revenue	308	316	615
Gain on sale of processing business	-	-	1,758
Other noninterest income	250	406	479
Securities gains (losses), net	46	47	(10)
Securities gains, net—non-qualifying hedges on mortgage servicing rights	9	14	57
Total noninterest income	2,455	2,729	4,782
Noninterest Expense
Salaries, wages and incentives	1,478	1,430	1,339
Employee benefits	330	314	311
Net occupancy expense	305	298	308
Technology and communications	188	189	181
Card and processing expense	120	108	193
Equipment expense	113	122	123
Other noninterest expense	1,224	1,394	1,371
Total noninterest expense	3,758	3,855	3,826
Income Before Income Taxes	1,831	940	767
Applicable income tax expense	533	187	30
Net Income	1,298	753	737
Less: Net income attributable to noncontrolling interests	1	-	-
Net Income attributable to Bancorp	1,297	753	737
Dividends on preferred stock	203	250	226
Net Income Available to Common Shareholders	$1,094	503	511
Earnings Per Share	$1.20	0.63	0.73
Earnings Per Diluted Share	$1.18	0.63	0.67

See Notes to Consolidated Financial Statements.

78

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Bancorp Shareholders’ Equity
					Accumulated		Total
					Other		Bancorp	Non-
	Common	Preferred	Capital	Retained	Comprehensive	Treasury	Shareholders’	Controlling	Total
($ in millions, except per share data)	Stock	Stock	Surplus	Earnings	Income	Stock	Equity	Interests	Equity
Balance at December 31, 2008	$1,295	4,241	848	5,824	98	(229)	12,077		12,077
Net income				737			737		737
Other comprehensive income					143		143		143
Comprehensive income							880		880
Cash dividends declared:
Common stock at $0.04 per share				(29)			(29)		(29)
Preferred stock				(220)			(220)		(220)
Accretion of preferred dividends, Series F		41		(41)			-		-
Issuance of common stock	351		635				986		986
Dividends on exchange of preferred shares, Series G				35			35		35
Exchange of preferred shares, Series G	133	(674)	272				(269)		(269)
Stock-based compensation expense			46	(1)			45		45
Stock-based awards issued or exercised, including treasury shares issued			1			(1)	-		-
Restricted stock grants			(27)			27	-		-
Change in corporate tax benefit related to stock-based compensation			(29)				(29)		(29)
Reversal of OTTI				24			24		24
Other		1	(3)	(3)		2	(3)		(3)
Balance at December 31, 2009	1,779	3,609	1,743	6,326	241	(201)	13,497		13,497
Net income				753			753	-	753
Other comprehensive income					73		73		73
Comprehensive income							826	-	826
Cash dividends declared:
Common stock at $0.04 per share				(32)			(32)		(32)
Preferred stock				(205)			(205)		(205)
Accretion of preferred dividends, Series F		45		(45)			-		-
Stock-based compensation expense			45	(1)			44		44
Stock-based awards issued or exercised, including treasury shares issued			(10)			6	(4)		(4)
Restricted stock grants			(62)			62	-		-
Impact of cumulative effect of change in accounting principle				(77)			(77)		(77)
Noncontrolling interest							-	29	29
Other			(1)			3	2		2
Balance at December 31, 2010	1,779	3,654	1,715	6,719	314	(130)	14,051	29	14,080
Net income				1,297			1,297	1	1,298
Other comprehensive income					156		156		156
Comprehensive income							1,453	1	1,454
Cash dividends declared:
Common stock at $0.28 per share				(257)			(257)		(257)
Preferred stock				(50)			(50)		(50)
Issuance of common stock	272		1,376				1,648		1,648
Redemption of preferred shares, Series F		(3,408)					(3,408)		(3,408)
Redemption of stock warrant			(280)				(280)		(280)
Accretion of preferred dividends, Series F		153		(153)			-		-
Stock-based compensation expense			52				52		52
Stock-based awards issued or exercised, including treasury shares issued			(15)			7	(8)		(8)
Restricted stock grants			(58)			58	-		-
Noncontrolling interests							-	21	21
Other		(1)	2	(2)		1	-	(1)	(1)
Balance at December 31, 2011	$2,051	398	2,792	7,554	470	(64)	13,201	50	13,251

See Notes to Consolidated Financial Statements.

Fifth Third Bancorp	79

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2011	2010	2009
Operating Activities
Net income	$1,298	753	737
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	423	1,538	3,543
Depreciation, amortization and accretion	455	457	341
Stock-based compensation expense	59	64	45
Provision for deferred income taxes	437	176	184
Realized securities gains	(58)	(60)	(27)
Realized securities gains – non-qualifying hedges on mortgage servicing rights	(24)	(14)	(64)
Realized securities losses	12	13	37
Realized securities losses – non-qualifying hedges on mortgage servicing rights	15	-	7
Provision for mortgage servicing rights	242	36	24
Net (gains) losses on sales of loans and fair value adjustments on loans held for sale	(145)	114	116
Capitalized mortgage servicing rights	(236)	(297)	(373)
Excess tax benefit related to stock-based compensation	(2)	(4)	-
Proceeds from sales of loans held for sale	14,783	18,634	21,504
Loans originated for sale, net of repayments	(15,199)	(18,231)	(22,252)
Dividends representing return on equity method investments	13	31	22
Gain on sale of processing business, net of tax	-	-	(1,052)
Net change in:
Trading securities	115	67	1,000
Other assets	(67)	9	826
Accrued taxes, interest and expenses	79	(63)	(1,200)
Other liabilities	166	82	376
Net Cash Provided by Operating Activities	2,366	3,305	3,794
Investing Activities
Sales:
Available-for-sale securities	2,471	2,578	3,750
Loans	371	538	331
Disposal of bank premises and equipment	35	10	20
Repayments / maturities:
Available-for-sale securities	3,502	4,620	117,901
Held-to-maturity securities	29	1	3
Purchases:
Available-for-sale securities	(5,689)	(5,218)	(126,942)
Held-to-maturity securities	-	(1)	-
Bank premises and equipment	(319)	(224)	(173)
Restricted cash from the initial consolidation of variable interest entities	-	63	-
Proceeds from sale and dividends representing return of equity method investments	63	8	9
Proceeds from sale of processing business	-	-	562
Net cash paid in business combination	-	-	(16)
Net change in:
Other short-term investments	(267)	1,861	209
Loans and leases	(5,422)	(2,507)	5,497
Operating lease equipment	(59)	(21)	(75)
Net Cash (Used in) Provided by Investing Activities	(5,285)	1,708	1,076
Financing Activities
Net change in:
Core deposits	5,264	784	9,550
Certificates - $100,000 and over, including other foreign office	(1,202)	(3,429)	(4,159)
Federal funds purchased	67	97	(104)
Other short-term borrowings	1,665	38	(8,544)
Dividends paid on common shares	(192)	(32)	(27)
Dividends paid on preferred shares	(50)	(205)	(220)
Proceeds from issuance of long-term debt	1,500	14	527
Repayment of long-term debt	(1,607)	(2,473)	(3,065)
Issuance of common shares	1,648	-	986
Redemption of preferred shares, Series F	(3,408)	-	-
Exchange of preferred shares, Series G	-	-	(269)
Dividends on exchange of preferred shares, Series G	-	-	35
Redemption of stock warrant	(280)	-	-
Excess tax benefit related to stock-based compensation	2	4	-
Capital contributions from noncontrolling interests	21	30	-
Other	(5)	-	(1)
Net Cash Provided By (Used In) Financing Activities	3,423	(5,172)	(5,291)
Increase (Decrease) in Cash and Due from Banks	504	(159)	(421)
Cash and Due from Banks at Beginning of Period	2,159	2,318	2,739
Cash and Due from Banks at End of Period	$2,663	2,159	2,318

See Notes to Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to noncash investing and financing activities.

80

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

Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes included in other comprehensive income. Trading securities are reported at fair value with unrealized gains and losses included in noninterest income. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments or discounted cash flow models that incorporate market inputs and assumptions including discount rates, prepayment speeds, and loss rates. Realized securities gains or losses are reported within noninterest income in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

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

Purchased loans are evaluated for evidence of credit deterioration at acquisition and recorded at their initial fair value. For loans acquired with no evidence of credit deterioration, the fair value discount or premium is amortized over the contractual life of the loan as an adjustment to yield. For loans acquired with evidence of credit deterioration, the Bancorp determines at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). Subsequent to the purchase date, increases in expected cash flows over those expected at the purchase date are recognized prospectively as interest income over the remaining life of the loan. The present value of any decreases in expected cash flows after the purchase date is recognized by recording an ALLL or a direct charge-off. Subsequent to the purchase date, the methods utilized to estimate the required ALLL are similar to originated loans. Loans carried at fair value, mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of this guidance on loans acquired with deteriorated credit quality.

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

Fifth Third Bancorp	81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

may not be sufficient to meet payments as they become due. Such loans are also placed on nonaccrual status when the principal or interest is past due ninety days or more, unless the loan is both well secured and in the process of collection. The Bancorp classifies residential mortgage loans that have principal and interest payments that have become past due 150 days and home equity loans with principal and interest payments that have become past due 180 days as nonaccrual unless the loan is both well secured and in the process of collection. Automobile and other consumer loans and leases that have been modified in a TDR and subsequently become past due 90 days are placed on nonaccrual status. Credit card loans that have been modified in a TDR are classified as nonaccrual unless such loans have sustained repayment performance of six months or greater and are reasonably assured of repayment in accordance with the restructured terms. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance.

Nonaccrual commercial loans, other than loans modified in a TDR and nonaccrual credit card loans, are generally accounted for on the cost recovery method. The Bancorp believes the cost recovery method is appropriate for nonaccrual commercial loans and nonaccrual credit card loans because the assessment of collectability of the remaining recorded investment of these loans involves a high degree of subjectivity and uncertainty due to the nature or absence of underlying collateral. Under the cost recovery method, any payments received are applied to reduce principal. Once the entire recorded investment is collected, additional payments received are treated as recoveries of amounts previously charged-off until recovered in full, and any subsequent payments are treated as interest income. Nonaccrual residential mortgage loans and other nonaccrual consumer loans are generally accounted for on the cash basis method. The Bancorp believes the cash basis method is appropriate for nonaccrual residential mortgage and other nonaccrual consumer loans because such loans have generally been written down to estimated collateral values and the collectability of the remaining investment involves only an assessment of the fair value of the underlying collateral, which can be measured more objectively with a lesser degree of uncertainty than assessments of typical commercial loan collateral. Under the cash basis method, interest income is recognized upon cash receipt to the extent to which it would have been accrued on the loan’s remaining balance at the contractual rate. Nonaccrual loans may be returned to accrual status when all delinquent interest and principal payments become current in accordance with the loan agreement or when the loan is both well-secured and in the process of collection.

Commercial loans on nonaccrual status, as well as criticized commercial loans with aggregate borrower relationships exceeding $1 million are subject to an individual review to identify charge-offs. The Bancorp does not have an established delinquency threshold for partially or fully charging off commercial loans. Residential mortgage, home equity and credit card loans that have principal and interest payments that have become past due 180 days are charged off to the ALLL, unless such loans are both well-secured and in the process of collection. Automobile and other consumer loans and leases that have principal and interest payments that have become past due 120 days are charged off to the ALLL, unless such loans are both well-secured and in the process of collection.

Restructured Loans

A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk. The Bancorp measures the impairment loss of a TDR based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original, effective yield of the loan. Residential mortgage loans, home equity loans, automobile loans and other consumer loans modified as part of a TDR are maintained on accrual status, provided there is reasonable assurance of repayment and of performance according to the modified terms based upon a current, well-documented credit evaluation. TDRs of commercial loans and credit cards remain on nonaccrual status until a six-month payment history is sustained. During the nonaccrual period, TDRs of commercial loans are accounted for using the cash basis method for income recognition, provided that full repayment of principal under the modified terms of the loan is reasonably assured.

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

Loans Held for Sale

Loans held for sale represent conforming fixed rate residential mortgage loans originated or acquired with the intent to sell in the secondary market and commercial loans and other loans that management has an active plan to sell. Loans held for sale may be carried at the lower of cost or fair value, or carried at fair value where the Bancorp has elected the fair value option of accounting under U.S. GAAP. The Bancorp has elected to measure residential mortgage loans originated as held for sale under the fair value option. For loans in which the Bancorp has not elected the fair value option, the lower of cost or fair value is determined at the individual loan level.

The fair value of residential mortgage loans held for sale is estimated based upon mortgage-backed securities prices and spreads to those prices or, for certain ARM loans, discounted cash flow models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral, and market conditions. The anticipated portfolio composition includes the effects of interest rate spreads and discount rates due to loan characteristics such as the state in which the loan was originated, the loan amount and the ARM margin. These fair value marks are recorded as a component of noninterest income in mortgage banking net revenue. The Bancorp generally has commitments to sell residential mortgage loans held for sale in the secondary market. Gains or losses on sales are recognized in mortgage banking net revenue upon delivery.

Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently,

82	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these loans may be reclassified to loans held for investment and, thereafter, reported within the Bancorp’s residential mortgages class of portfolio loans and leases. In such cases, the residential mortgage loans will continue to be measured at fair value, which is based on mortgage-backed securities prices and a credit component that is based on internally developed loss rate models.

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

ALLL

The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage, and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the commercial portfolio segment include commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction, and commercial leasing. The residential mortgage portfolio segment is also considered a class. Classes within the consumer segment include home equity, automobile, credit card, and other consumer loans and leases. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, see Note 6.

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

The Bancorp’s methodology for determining the ALLL is based on historical loss rates, current credit grades, specific allocation on loans modified in a TDR and impaired commercial credits above specified thresholds and other qualitative adjustments. Allowances on individual commercial loans, TDRs and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. An unallocated allowance is maintained to recognize the imprecision in estimating and measuring losses when evaluating allowances for individual loans or pools of loans.

Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses, as well as loans that have been modified in a TDR, are subject to individual review for impairment.

The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure, and other factors when evaluating whether an individual loan is impaired. Other factors may include the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower, and the Bancorp’s evaluation of the borrower’s management. When individual loans are impaired, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. Allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, fair value of the underlying collateral or readily observable secondary market values. The Bancorp evaluates the collectability of both principal and interest when assessing the need for a loss accrual.

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

Homogenous loans and leases in the residential mortgage and consumer portfolio segments are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks, and allowances are established based on the expected net charge-offs. Loss rates are based on the trailing twelve month net charge-off history by loan category. Historical loss rates may be adjusted for certain prescriptive and qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Factors that management considers in the analysis include the effects of the national and local economies; trends in the nature and volume of delinquencies, charge-offs and nonaccrual loans; changes in loan mix; credit score migration comparisons; asset quality trends; risk management and loan administration; changes in the internal lending policies and credit standards; collection practices; and examination results from bank regulatory agencies and the Bancorp’s internal credit reviewers.

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

Fifth Third Bancorp	83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Sales and Securitizations

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it is required to assess whether the entity holding the sold or securitized loans is a VIE and whether the Bancorp is the primary beneficiary and therefore consolidator of that VIE. If the Bancorp holds the power to direct activities most significant to the economic performance of the VIE and has the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE, then the Bancorp will generally be deemed the primary beneficiary of the VIE. When the Bancorp previously sold loans into isolated trusts or conduits, it obtained one or more subordinated tranches or other residual interests in these trusts or conduits, as well as the servicing rights to the underlying loans. Effective with the adoption of amended VIE consolidation guidance on January 1, 2010, the Bancorp was required to consolidate these VIEs, and accordingly, the underlying loans and other assets and liabilities of these VIEs are included in the Bancorp’s Consolidated Balance Sheets as of December 31, 2011 and 2010.

Prior to the January 1, 2010 adoption of the VIE consolidation guidance referenced above, gains or losses recognized on the sale or securitization of such loans were reported as a component of noninterest income in the Consolidated Statements of Income and were based on the previous carrying amount of the loans sold or securitized, as well as the fair value of the servicing rights and other interests obtained by the Bancorp at the date of sale or securitization. Adjustments to the fair value of these other interests prior to January 1, 2010 were included in accumulated other comprehensive income in the Consolidated Balance Sheets or in noninterest income in the Consolidated Statements of Income if the fair value had declined below the carrying amount and such decline was determined to be other-than-temporary.

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

84	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Since none of the Bancorp’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Bancorp’s stock price. To determine the fair value of a reporting unit, the Bancorp employs an income-based approach, utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. Additionally, the Bancorp determines its market capitalization based on the average of the closing price of the Bancorp’s stock during the month including the measurement date, incorporating an additional control premium, and compares this market-based fair value measurement to the aggregate fair value of the Bancorp’s reporting units in order to corroborate the results of the income approach.

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

Fifth Third Bancorp	85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pricing models and discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

The Bancorp’s fair value measurements involve various valuation techniques and models, which involve inputs that are observable, when available. Valuation techniques and parameters used for measuring assets and liabilities are reviewed and validated by the Bancorp on a quarterly basis. Additionally, the Bancorp monitors the fair values of significant assets and liabilities using a variety of methods including the evaluation of pricing runs and exception reports based on certain analytical criteria, comparison to previous trades and overall review and assessments for reasonableness. See Note 27 for further information on fair value measurements.

Stock-Based Compensation

In accordance with U.S. GAAP, the Bancorp recognizes compensation expense for the grant-date fair value of stock-based awards that are expected to vest over the requisite service period. Awards with a graded vesting are expensed on a straight-line basis. Awards to employees that meet eligible retirement status are expensed immediately. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of future tax deduction from exercise or release of restrictions. At the time awards are exercised, cancelled, expire, or restrictions are released, the Bancorp may be required to recognize an adjustment to income tax expense for the difference between the previously estimated tax deduction and the actual tax deduction realized. For further information on the Bancorp’s stock-based compensation plans, see Note 24.

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

Accounting and Reporting Developments

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued guidance that requires the Bancorp to disclose a greater level of disaggregated information about the credit quality of its loans and leases and the ALLL. The new guidance defines two levels of disaggregation – portfolio segment and class. A portfolio segment is defined as the level at which the Bancorp develops and documents a systematic method for determining its ALLL. Classes generally represent a further disaggregation of a portfolio segment based on certain risk characteristics. The disclosures relating to information as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010 and these disclosure requirements were adopted by the Bancorp as of December 31, 2010. The disclosures regarding activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010 and these disclosure requirements were adopted by the Bancorp as of January 1, 2011. These disclosures are included in Note 6.

When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts

In December 2010, the FASB issued amended guidance to address questions about entities with reporting units with zero or negative carrying amounts. For those reporting units, the amended guidance requires the entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The Bancorp does not currently have any reporting units with zero or negative carrying amounts, and therefore the adoption of this guidance on January 1, 2011 did not have a material impact on the Bancorp’s Consolidated Financial Statements.

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued amended guidance to address the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amended guidance clarifies that for business combination(s) that occur during the year, the Bancorp is required to disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual reporting period. The amended guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and is effective for business combinations consummated by the Bancorp on or after January 1, 2011. The Bancorp has not consummated a business combination since such guidance became effective.

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued amended guidance clarifying whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties, for purposes of determining whether a restructuring constitutes a TDR. The amended guidance also requires the Bancorp to disclose new information about TDR’s, including qualitative and quantitative information by portfolio segment and class. The amended guidance was effective for the first

86	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interim or annual reporting period beginning on or after June 15, 2011, and was adopted by the Bancorp as of July 1, 2011. The amended guidance for identifying TDR’s has been applied retrospectively to January 1, 2011 and did not have a material impact on the Bancorp’s Consolidated Financial Statements. The disclosures required under the amended guidance are included in Note 6.

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued amended guidance that will result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. Under the amended guidance, the Bancorp will be required to expand its disclosure for fair value instruments categorized within Level 3 of the fair value hierarchy to include (1) the valuation processes used by the Bancorp; and (2) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs for recurring fair value measurements and the interrelationships between those unobservable inputs, if any. The Bancorp will also be required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (e.g. portfolio loans). The amended guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011.

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

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued amended guidance related to disclosures about offsetting assets and liabilities. The amended guidance requires the Bancorp to disclose both gross information and net information about financial instruments, including derivatives, and transactions eligible for offset in the Consolidated Balance Sheets as well as financial instruments and transactions subject to agreements similar to a master netting arrangement. The amended guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

Fifth Third Bancorp	87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments related to interest and income taxes in addition to noncash investing and financing activities are presented in the following table for the years ended December 31:

($ in millions)	2011	2010	2009
Cash payments:
Interest	$658	920	1,416
Income taxes	102	79	109

Transfers:
Portfolio loans to held for sale loans	143	650	45
Held for sale loans to portfolio loans	32	160	47
Portfolio loans to OREO	342	662	377
Held for sale loans to OREO	43	68	36

Held for sale loans to trading securities	–	–	136

Acquisitions:
Fair value of tangible assets acquired	–	–	7
Goodwill and identifiable intangible assets	–	–	13
Contingent consideration	–	–	(4)

Impact of change in accounting principle:
Decrease in available-for-sale securities, net	–	941	–
Increase in portfolio loans	–	2,217	–
Decrease in demand deposits	–	18	–
Increase in other short-term borrowings	–	122	–
Increase in long-term debt	–	1,344	–

3. RESTRICTIONS ON CASH AND DIVIDENDS

The FRB, under Regulation D, requires that banks hold cash in reserve against deposit liabilities, known as the reserve requirement. The amount of the reserve requirement is calculated based on net transaction account deposits as defined by the FRB and may be satisfied with vault cash. When vault cash is not sufficient to meet the reserve requirement, the remaining amount must be satisfied with funds held at the FRB. At December 31, 2011, the Bancorp’s banking subsidiary reserve requirement was $1.1 billion. Vault cash was not sufficient to meet the total reserve requirement; therefore, the Bancorp’s banking subsidiary satisfied the reserve requirement with its $1.5 billion deposit at the FRB. At December 31, 2010, the Bancorp’s banking subsidiary reserve requirement of $575 million was fully satisfied with vault cash.

The dividends paid by the Bancorp’s banking subsidiary are subject to regulations and limitations prescribed by state and federal supervisory agencies. The Bancorp’s banking subsidiary paid the Bancorp’s nonbank subsidiary holding company $2.0 billion and $1.4 billion in dividends during the years ended December 31, 2011 and 2010, respectively. The Bancorp’s nonbank subsidiary holding company paid the Bancorp $1.7 billion and $1.4 billion in dividends during the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the Bancorp’s banking subsidiary, under these provisions, was prohibited from declaring additional dividends without obtaining prior approval from supervisory agencies.

In 2008, the Bancorp sold $3.4 billion in Series F senior preferred stock and related warrants to the U.S. Treasury under the terms of the CPP. The terms included certain restrictions on common stock dividends, which required the U.S. Treasury’s consent to increase common stock dividends for a period of three years from the date of investment unless the preferred shares were redeemed in whole or the U.S. Treasury transferred all of the preferred shares to a third party. For the Bancorp, approval from the U.S. Treasury was required for common stock dividends in excess of $0.15 per share of common stock. Also, no dividends could be declared or paid on the Bancorp’s common stock unless all accrued and unpaid dividends had been paid on the preferred shares and certain other outstanding securities. Additionally, the Bancorp’s ability to pay dividends on its common stock was limited by its need to maintain adequate capital levels, comply with safe and sound banking practices and meet regulatory expectations.

On February 2, 2011, the Bancorp redeemed all 136,320 shares of its Series F preferred stock held by the U.S. Treasury under the CPP totaling $3.4 billion. As such, the Bancorp has no restrictions on common stock dividends pursuant to the CPP as of December 31, 2011. See Note 23 for further information on the redemption of the preferred shares.

In February 2009, the FRB advised bank holding companies that safety and soundness considerations required that dividends be substantially reduced or eliminated. Subsequently, the FRB indicated that increased capital distributions would generally not be considered prudent in the absence of a well-developed capital plan and a capital position that would remain strong even under adverse conditions. In November 2010, the FRB issued guidelines to provide a common, conservative approach to ensure bank holding companies hold adequate capital to maintain ready access to funding, continue operations and meet their obligations to creditors and counterparties, and continue to serve as credit intermediaries, even in adverse conditions. These guidelines required the nineteen bank holding companies that participated in the 2009 SCAP to participate in the 2011 CCAR. The 2011 CCAR required the submission of a comprehensive capital plan that assumed a minimum planning horizon of 24 months under various economic scenarios. The plan required bank holding companies to provide dividend, stock redemption and stock repurchase plans as well as plans for complying with the proposed revisions to the regulatory capital framework approved by the Basel Committee on Banking Supervision (Basel III). In March 2011, the FRB announced it had completed the 2011 CCAR and for bank holding companies that proposed capital distributions in their plan, the FRB either objected to the plan or provided a non objection whereby the FRB concurred with the proposed 2011 capital distributions. The Bancorp received a non objection to its 2011 CCAR capital plan.

The FRB provided final rules of the 2012 CCAR on November 22, 2011. The CCAR requires the nineteen SCAP participating bank holding companies to submit a capital plan to the FRB by January 9,

88	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 and the Bancorp complied with this requirement. The mandatory elements of the capital plan are an assessment of the expected uses and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy.

The FRB’s review of the Bancorp’s capital plan will assess the comprehensiveness of its capital plan, the reasonableness of the assumptions and analysis underlying the capital plan and a review of the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratio and above a Tier 1 common ratio of five percent on a pro forma basis under expected and stressful conditions throughout the planning horizon. Following the FRB’s assessment of the capital plan, it will object or provide a notice of non-objection to the submitted capital plan by March 15, 2012.

4. SECURITIES

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and held-to-maturity securities portfolios as of December 31:

	2011				2010
($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$171	–	–	171	225	5	–	230
U.S. Government sponsored agencies	1,782	180	–	1,962	1,564	81	–	1,645
Obligations of states and political subdivisions	96	5	–	101	170	2	–	172
Agency mortgage-backed securities	9,743	542	(1)	10,284	10,570	435	(32)	10,973
Other bonds, notes and debentures	1,792	29	(9)	1,812	1,338	19	(15)	1,342
Other securities(a)	1,030	2	–	1,032	1,052	–	–	1,052
Total	$14,614	758	(10)	15,362	14,919	542	(47)	15,414
Held-to-maturity:
Obligations of states and political subdivisions	$320	–	–	320	348	–	–	348
Other debt securities	2	–	–	2	5	–	–	5
Total	$322	–	–	322	353	–	–	353
(a)	Other securities consist of FHLB and FRB restricted stock holdings of $497 and $345, respectively, at December 31, 2011 and, $524 and $344, respectively, at December 31, 2010, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities for the years ended December 31:

($ in millions)	2011	2010	2009
Realized gains	$75	69	91
Realized losses	–	(13)	(34)
Net realized gains	$75	56	57

Trading securities totaled $177 million as of December 31, 2011, compared to $294 million at December 31, 2010. Gross realized gains on trading securities were $1 million for the years ended December 31, 2011, 2010, and 2009. Gross realized losses on trading securities were $7 million, $1 million, and $2 million for the years ended December 31, 2011, 2010, and 2009 respectively. Net unrealized gains on trading securities were $5 million at December 31, 2011 and net unrealized losses were $8 million for the year ended December 31, 2009 and immaterial to the Bancorp for the year ended December 31, 2010.

At December 31, 2011 and 2010 securities with a fair value of $13.3 billion and $11.3 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s agency mortgage-backed securities and the contractual maturity distribution of the Bancorp’s other available-for-sale and held-to-maturity securities as of December 31, 2011 are shown in the following table:

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Under 1 year	$884	906	36	36
1-5 years	10,599	11,197	255	255
5-10 years	1,351	1,462	16	16
Over 10 years	750	765	15	15
Other securities	1,030	1,032	–	–
Total	$14,614	15,362	322	322
(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

Fifth Third Bancorp	89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value and gross unrealized losses on available-for-sale securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2011
U.S. Treasury and government agencies	$70	–	1	–	71	–
U.S. Government sponsored agencies	–	–	–	–	–	–
Obligations of states and political subdivisions	–	–	2	–	2	–
Agency mortgage-backed securities	34	(1)	6	–	40	(1)
Other bonds, notes and debentures	523	(4)	38	(5)	561	(9)
Other securities	6	–	–	–	6	–
Total	$633	(5)	47	(5)	680	(10)
2010
U.S. Treasury and government agencies	$–	–	1	–	1	–
U.S. Government sponsored agencies	–	–	–	–	–	–
Obligations of states and political subdivisions	11	–	4	–	15	–
Agency mortgage-backed securities	1,555	(32)	–	–	1,555	(32)
Other bonds, notes and debentures	563	(10)	47	(5)	610	(15)
Other securities	–	–	–	–	–	–
Total	$2,129	(42)	52	(5)	2,181	(47)

Other-Than-Temporary Impairments

The Bancorp recognized $19 million and $3 million of OTTI, included in securities gains (losses), net, in the Bancorp’s Consolidated Statements of Income, on its available-for-sale debt securities during the years ended December 31, 2011 and 2010, respectively, and no OTTI was recognized on held-to-maturity debt securities for the years ended December 31, 2011 and 2010. During the year ended December 31, 2009, OTTI recognized on available-for-sale and held-to-maturity debt securities was immaterial to the Bancorp’s consolidated financial statements. Additionally, at December 31, 2011 an immaterial percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities, compared to approximately one percent at December 31, 2010.

During the year ended December 31, 2011, the Bancorp did not recognize OTTI on any of its available-for-sale equity securities. In addition, for the years ended December 31, 2010 and 2009, OTTI recognized on available-for-sale equity securities was immaterial to the Bancorp’s consolidated financial statements.

90	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a summary of the total loans and leases classified by primary purpose as of December 31:

($ in millions)	2011	2010
Loans and leases held for sale:
Commercial and industrial loans	$45	83
Commercial mortgage loans	76	147
Commercial construction loans	17	63
Residential mortgage loans	2,802	1,901
Other consumer loans and leases	14	22
Total loans and leases held for sale	$2,954	2,216
Portfolio loans and leases:
Commercial and industrial loans	$30,783	27,191
Commercial mortgage loans	10,138	10,845
Commercial construction loans	1,020	2,048
Commercial leases	3,531	3,378
Total commercial loans and leases	45,472	43,462
Residential mortgage loans	10,672	8,956
Home equity	10,719	11,513
Automobile loans	11,827	10,983
Credit card	1,978	1,896
Other consumer loans and leases	350	681
Total consumer loans and leases	35,546	34,029
Total portfolio loans and leases	$81,018	77,491

Total portfolio loans and leases are recorded net of unearned income, which totaled $942 million as of December 31, 2011 and $1.0 billion as of December 31, 2010. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $45 million as of December 31, 2011 and a net discount of $19 million as of December 31, 2010.

The following table presents a summary of the total loans and leases owned by the Bancorp as of and for the years ended December 31:

	Balance		Balance of Loans 90 Days or More Past Due		Net Charge-Offs
($ in millions)	2011	2010	2011	2010	2011	2010
Commercial and industrial loans	$30,828	27,275	$4	16	$276	586
Commercial mortgage loans	10,214	10,992	3	11	195	524
Commercial construction loans	1,037	2,111	1	3	85	252
Commercial leases	3,531	3,378	–	–	(2)	2
Residential mortgage loans	13,474	10,857	79	100	173	439
Home equity loans	10,719	11,513	74	89	220	264
Automobile loans	11,827	10,983	9	13	53	88
Credit Card	1,978	1,896	30	42	98	155
Other consumer loans and leases	364	702	–	–	74	18
Total loans and leases	$83,972	79,707	$200	274	$1,172	2,328
Less: Loans held for sale	$2,954	2,216
Total portfolio loans and leases	$81,018	77,491

The Bancorp engages in commercial and consumer lease products primarily related to the financing of commercial equipment and automobiles. The Bancorp had $2.9 billion of direct financing leases and $1.7 billion of leveraged leases at December 31, 2011 compared to $3.0 billion and $1.7 billion, respectively, at December 31, 2010.

Pre-tax income from leveraged leases for 2011 was $33 million compared to pre-tax income in 2010 of $49 million. The tax effect of this income was an expense of $10 million in 2011 and 2010.

Fifth Third Bancorp	91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the investment in lease financing at December 31:

($ in millions)	2011	2010
Rentals receivable, net of principal and interest on nonrecourse debt	$3,757	3,775
Estimated residual value of leased assets	772	900
Initial direct cost, net of amortization	16	16
Gross investment in lease financing	4,545	4,691
Unearned income	(942)	(1,040)
Net investment in lease financing(a)	$3,603	3,651
(a)	The accumulated allowance for uncollectible minimum lease payments was $79 million and $112 million at December 31, 2011 and 2010, respectively.

The Bancorp periodically reviews residual values associated with its leasing portfolio. Declines in residual values that are deemed to be other-than-temporary are recognized as a loss. The Bancorp recognized $4 million of residual value write-downs related to commercial leases for the year ended December 31, 2011 and an immaterial amount of residual value write-downs related to commercial leases was recognized for the year ending December 31, 2010. The Bancorp recognized no residual value write-downs relating to consumer automobile leases in 2011 and 2010. At December 31, 2011, the minimum future lease payments receivable for each of the years 2012 through 2016 was $662 million, $561 million, $553 million, $360 million and $76 million, respectively.

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

Allowance for Loan and Lease Losses

The following table summarizes transactions in the ALLL for the years ended December 31:

($ in millions)	2011	2010	2009
Balance at January 1	$3,004	3,749	2,787
Impact of change in accounting principle	–	45	–
Losses charged off	(1,314)	(2,485)	(2,719)
Recoveries of losses previously charged off	142	157	138
Provision for loan and lease losses	423	1,538	3,543
Balance at December 31	$2,255	3,004	3,749

The following tables summarize transactions in the ALLL by portfolio segment:

For the year ended December 31, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance at January 1	$1,989	310	555	150	3,004
Losses charged off	(615)	(180)	(519)	–	(1,314)
Recoveries of losses previously charged off	61	7	74	–	142
Provision for loan and lease losses	92	90	255	(14)	423
Balance at December 31	$1,527	227	365	136	2,255

For the year ended December 31, 2010 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance at January 1	$2,517	375	664	193	3,749
Losses charged off	(1,444)	(441)	(600)	–	(2,485)
Recoveries of losses previously charged off	80	2	75	–	157
Provision for loan and lease losses	836	374	371	(43)	1,538
Impact of change in accounting principal	–	–	45	–	45
Balance at December 31	$1,989	310	555	150	3,004

92	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of December 31, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$155	130	65	–	350
Collectively evaluated for impairment	1,371	96	300	–	1,767
Loans acquired with deteriorated credit quality	1	1	–	–	2
Unallocated	–	–	–	136	136
Total ALLL	$1,527	227	365	136	2,255
Loans and leases:(b)
Individually evaluated for impairment	$1,170	1,258	574	–	3,002
Collectively evaluated for impairment	44,299	9,341	24,300	–	77,940
Loans acquired with deteriorated credit quality	3	8	–	–	11
Total portfolio loans and leases	$45,472	10,607	24,874	–	80,953
(a)	Includes $14 related to leveraged leases.
(b)	Excludes $65 of residential mortgage loans measured at fair value, and includes $1,022 of leveraged leases, net of unearned income.

As of December 31, 2010 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$209	119	107	–	435
Collectively evaluated for impairment	1,779	189	448	–	2,416
Loans acquired with deteriorated credit quality	1	2	–	–	3
Unallocated	–	–	–	150	150
Total ALLL	$1,989	310	555	150	3,004
Loans and leases:(b)
Individually evaluated for impairment	$1,076	1,180	651	–	2,907
Collectively evaluated for impairment	42,382	7,718	24,414	–	74,514
Loans acquired with deteriorated credit quality	4	12	8	–	24
Total portfolio loans and leases	$43,462	8,910	25,073	–	77,445
(a)	Includes $15 related to leveraged leases.
(b)	Excludes $46 of residential mortgage loans measured at fair value, and includes $1,039 of leveraged leases, net of unearned income.

Fifth Third Bancorp	93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CREDIT RISK PROFILE

Commercial Portfolio Segment

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

The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of December 31, 2011 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$27,199	1,641	1,831	112	30,783
Commercial mortgage loans owner-occupied	3,893	567	778	28	5,266
Commercial mortgage loans nonowner-occupied	3,328	521	984	39	4,872
Commercial construction loans	343	235	413	29	1,020
Commercial leases	3,434	52	44	1	3,531
Total	$38,197	3,016	4,050	209	45,472

December 31, 2010 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$23,147	1,406	2,541	97	27,191
Commercial mortgage loans owner-occupied	4,034	430	854	22	5,340
Commercial mortgage loans nonowner-occupied	3,620	647	1,174	64	5,505
Commercial construction loans	1,034	416	540	58	2,048
Commercial leases	3,269	60	48	1	3,378
Total	$35,104	2,959	5,157	242	43,462

Consumer Portfolio Segment

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card, and other consumer loans and leases. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans is presented by class in the age analysis section below while the performing versus nonperforming status is presented in the table below. Residential mortgage loans that have principal and interest payments that have become past due 150 days and home equity loans with principal and interest payments that have become past due 180 days are classified as nonperforming unless such loans are both well secured and in the process of collection. Automobile and other consumer loans and leases that have been modified in a TDR and subsequently become past due 90 days are classified as nonperforming. Credit card loans that have been modified in a TDR are classified as nonperforming unless such loans have a sustained repayment performance of six months or greater and are reasonably assured of repayment in accordance with the restructured terms. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance.

94	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments disaggregated into performing versus nonperforming status as of December 31:

	2011		2010
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$10,332	275	8,642	268
Home equity	10,665	54	11,457	56
Automobile loans	11,825	2	10,980	3
Credit card	1,930	48	1,841	55
Other consumer loans and leases	349	1	597	84
Total	$35,101	380	33,517	466
(a)	Excludes $65 and $46 of loans measured at fair value at December 31, 2011 and 2010, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

	Past Due
As of December 31, 2011 ($ in millions)	Current Loans and Leases	30-89 Days	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$30,493	49	241	290	30,783	4
Commercial mortgage owner-occupied loans	5,088	62	116	178	5,266	1
Commercial mortgage nonowner-occupied loans	4,649	41	182	223	4,872	2
Commercial construction loans	887	12	121	133	1,020	1
Commercial leases	3,521	4	6	10	3,531	-
Residential mortgage loans(a) (b)	10,149	110	348	458	10,607	79
Consumer:
Home equity	10,455	136	128	264	10,719	74
Automobile loans	11,744	71	12	83	11,827	9
Credit card	1,873	33	72	105	1,978	30
Other consumer loans and leases	348	1	1	2	350	-
Total portfolio loans and leases(a)	$79,207	519	1,227	1,746	80,953	200
(a)	Excludes $65 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2011, $45 of these loans were 30-89 days past due and $309 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses for the year ended December 31, 2011 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.

	Past Due
As of December 31, 2010 ($ in millions)	Current Loans and Leases	30-89 Days	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$26,687	201	303	504	27,191	16
Commercial mortgage owner-occupied loans	5,151	50	139	189	5,340	8
Commercial mortgage nonowner-occupied loans	5,252	38	215	253	5,505	3
Commercial construction loans	1,831	72	145	217	2,048	3
Commercial leases	3,361	10	7	17	3,378	-
Residential mortgage loans(a) (b)	8,404	138	368	506	8,910	100
Consumer:
Home equity	11,220	148	145	293	11,513	89
Automobile loans	10,872	96	15	111	10,983	13
Credit card	1,771	35	90	125	1,896	42
Other consumer loans and leases	672	3	6	9	681	-
Total portfolio loans and leases(a)	$75,221	791	1,433	2,224	77,445	274
(a)	Excludes $46 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2010, $55 of these loans were 30-89 days past due and $284 were 90 days or more past due. The Bancorp recognized $2 million in losses for the year ended December 31, 2010 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.

Fifth Third Bancorp	95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the Bancorp’s impaired loans and leases (by class) that were subject to individual review as of December 31, 2011:

As of December 31, 2011 ($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$330	246		102
Commercial mortgage owner-occupied loans	66	52		10
Commercial mortgage nonowner-occupied loans	203	147		24
Commercial construction loans	213	120		18
Commercial leases	11	10		2
Restructured residential mortgage loans	1,091	1,038		131
Restructured consumer:
Home equity	401	397		46
Automobile loans	37	37		5
Credit card	94	88		14
Other consumer loans and leases	2	2		-
Total impaired loans with a related allowance	$2,448	2,137		352
With no related allowance recorded:
Commercial:
Commercial and industrial loans	$375	265		-
Commercial mortgage owner-occupied loans	78	69		-
Commercial mortgage nonowner-occupied loans	191	157		-
Commercial construction loans	143	105		-
Commercial leases	2	2		-
Restructured residential mortgage loans	276	228		-
Restructured consumer:
Home equity	48	46		-
Automobile loans	4	4		-

Total impaired loans with no related allowance	1,117	876		-
Total impaired loans	$3,565	3,013	(a)	352
(a)	Includes $390, $1,117 and $495, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $160, $141 and $79, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

96	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Bancorp’s average impaired loans and leases and interest income by class for the year ended December 31, 2011:

	For the year ended December 31, 2011
($ in millions)	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$532	5
Commercial mortgage owner-occupied loans	117	2
Commercial mortgage nonowner-occupied loans	288	5
Commercial construction loans	198	3
Commercial leases	16	-
Restructured residential mortgage loans	1,217	41
Restructured consumer:
Home equity	444	23
Automobile loans	41	1
Credit card	94	3
Other consumer loans and leases	21	-
Total impaired loans	$2,968	83

The following table summarizes the Bancorp’s impaired loans and leases (by class) that were subject to individual review as of December 31, 2010:

($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$404	291		128
Commercial mortgage owner-occupied loans	49	37		4
Commercial mortgage nonowner-occupied loans	386	202		40
Commercial construction loans	240	150		31
Commercial leases	15	15		7
Restructured residential mortgage loans	1,126	1,071		121
Restructured consumer:
Home equity	400	397		53
Automobile loans	33	32		5
Credit card	100	100		18
Other consumer loans and leases	78	78		31
Total impaired loans with a related allowance	$2,831	2,373		438
With no related allowance recorded:
Commercial:
Commercial and industrial loans	$194	153		-
Commercial mortgage owner-occupied loans	113	99		-
Commercial mortgage nonowner-occupied loans	126	108		-
Commercial construction loans	24	8		-
Commercial leases	17	17		-
Restructured residential mortgage loans	146	121		-
Restructured consumer:
Home equity	48	46		-
Automobile loans	6	6		-
Total impaired loans with no related allowance	674	558		-
Total impaired loans	$3,505	2,931	(a)	438
(a)	Includes $228, $1,066 and $492, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $141, $116 and $90, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

During the year ended December 31, 2010 and 2009, interest income of $74 million and $54 million, was recognized on impaired loans that had an average balance of $3.2 billion and $2.9 billion, respectively.

Fifth Third Bancorp	97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming Assets:

The following table summarizes the Bancorp’s nonperforming loans and leases, by class, as of December 31:

($ in millions)	2011	2010
Commercial:
Commercial and industrial loans	$487	568
Commercial mortgage owner-occupied loans	170	168
Commercial mortgage nonowner-occupied loans	251	267
Commercial construction loans	138	192
Commercial leases	12	19
Total commercial loans and leases	1,058	1,214
Residential mortgage loans	275	268
Consumer:
Home equity	54	56
Automobile loans	2	3
Credit card	48	55
Other consumer loans and leases	1	84
Total consumer loans and leases	105	198
Total nonperforming loans and leases(a)	$1,438	1,680
OREO and other repossessed property(b)	378	494
(a)	Excludes $138 and $294 of nonaccrual loans held for sale at December 31, 2011 and 2010, respectively.
(b)	Excludes $64 and $38 of OREO related to government insured loans at December 31, 2011 and 2010, respectively.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) at a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Upon modification, an impairment loss is recognized as an increase to the ALLL and is measured as the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original, effective yield of the loan. If a portion of the original loan’s principal balance is determined to be uncollectible at the time of modification, or if the TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL. At December 31, 2011, the Bancorp had $42 million in line of credit commitments and $1 million in letter of credit commitments to lend additional funds to borrowers whose terms have been modified in a troubled debt restructuring compared to $47 million and $1 million, respectively, at December 31, 2010.

The following table provides a summary of loans modified in a TDR by the Bancorp during the year ended December 31, 2011:

($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	52	$83	(4)	3
Commercial mortgage owner-occupied loans	32	55	(6)	2
Commercial mortgage nonowner-occupied loans	39	90	(21)	3
Commercial construction loans	26	59	(9)	1
Commercial leases	2	-	-	-
Residential mortgage loans	1,728	338	34	-
Consumer:
Home equity	1,317	80	1	-
Automobile loans	1,482	26	3	-
Credit card	12,234	79	11	-
Total portfolio loans and leases	16,912	$810	9	9
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
(b)	Represents number of loans post-modification.

The Bancorp considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. For commercial loans not subject to individual review for impairment, the historical loss rates that are applied to such commercial loans for purposes of determining the allowance include historical losses associated with subsequent defaults on loans previously modified in a TDR. For consumer loans, the Bancorp performs a qualitative assessment of the adequacy of the consumer ALLL by comparing the consumer ALLL to forecasted consumer losses over the projected loss emergence period (the forecasted losses include the impact of subsequent defaults of consumer TDRs). When a residential mortgage, home equity, auto or other consumer loan that has been modified in a TDR subsequently defaults, the present value of expected cash flows used in the measurement of the potential impairment loss is generally limited to the expected net proceeds from the sale of the loan’s underlying collateral and any resulting impairment loss is reflected as a charge-off or an increase in ALLL. When a credit card loan that has been modified in a TDR subsequently defaults, the calculation of the impairment loss is consistent with the Bancorp’s calculation for other credit card loans that have become 90 days or more past due.

Fifth Third Bancorp	98

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of subsequent defaults that occurred during the year ended December 31, 2011 and within 12 months of the restructuring date:

($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	8	$4
Commercial mortgage owner-occupied loans	4	5
Commercial mortgage nonowner-occupied loans	4	3
Commercial construction loans	3	4
Residential mortgage loans	337	55
Consumer:
Home equity	206	13
Automobile loans	28	1
Credit card	67	1
Total portfolio loans and leases	657	$86
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp	99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LOANS WITH DETERIORATED CREDIT QUALITY ACQUIRED IN A TRANSFER

The Bancorp has acquired in prior years certain loans for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. During the years ended December 31, 2011, 2010 and 2009, the Bancorp recorded provision expense for loans acquired with deteriorated credit quality of $7 million, $6 million and $21 million, respectively, in the Consolidated Statements of Income. In addition, as of December 31, 2011 and 2010, the Bancorp maintained an allowance for loan and lease losses of $2 million and $3 million, respectively, on these loans.

The following table reflects the outstanding balance of all contractually required payments and carrying amounts of loans acquired with deteriorated credit quality at December 31:

($ in millions)	2011	2010
Commercial	$9	15
Consumer	28	58
Outstanding balance	$37	73
Carrying Amount	$11	24

A summary of activity in the accretable yield is provided.

($ in millions)	Accretable Yield
Balance as of December 31, 2008	$28
Additions	-
Accretion	(6)
Disposals	-
Reclassifications from (to) nonaccretable differences, net	(13)
Balance as of December 31, 2009	$9
Additions	-
Accretion	(2)
Disposals	(2)
Reclassifications from (to) nonaccretable differences, net	(3)
Balance as of December 31, 2010	$2
Additions	-
Accretion	(2)
Disposals	-
Reclassifications from (to) nonaccretable differences, net	-
Balance as of December 31, 2011	$-

The following table reflects loans that were acquired with deteriorated credit quality during the years ended December 31:

($ in millions)	2011	2010	2009
Contractually required payments receivable at acquisition:
Commercial	$-	-	-
Consumer	-	23	-
Total	$-	23	-
Cash flows expected to be collected at acquisition	$-	8	-
Fair value of acquired loans at acquisition	-	8	-

Fifth Third Bancorp	100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. BANK PREMISES AND EQUIPMENT

The following is a summary of bank premises and equipment at December 31:

($ in millions)	Estimated Useful Life	2011	2010
Land and improvements		$834	797
Buildings	5 to 50 yrs.	1,623	1,593
Equipment	3 to 20 yrs.	1,318	1,296
Leasehold improvements	3 to 40 yrs.	394	393
Construction in progress		140	92
Accumulated depreciation and amortization		(1,862)	(1,782)
Total		$2,447	2,389

Depreciation and amortization expense related to bank premises and equipment was $224 million in 2011, $225 million in 2010 and $227 million in 2009.

Gross occupancy expense for cancelable and noncancelable leases was $99 million in 2011, $98 million in 2010 and $102 million in 2009, which was reduced by rental income from leased premises of $19 million in 2011 and 2010 and $16 million in 2009.

The Bancorp’s subsidiaries have entered into a number of noncancelable and capital lease agreements with respect to bank premises and equipment. The following table provides the annual future minimum payments under capital leases and noncancelable operating leases at December 31, 2011:

($ in millions)	Operating Leases	Capital Leases
Year ended December 31,
2012	$92	12
2013	87	5
2014	82	4
2015	78	3
2016	71	1
Thereafter	441	1
Total minimum lease payments	$851	26
Less: Amounts representing interest	-	3
Present value of net minimum lease payments	-	23

9. GOODWILL

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period, in addition to purchase accounting adjustments related to previous acquisitions. The Commercial Banking and Consumer Lending segments’ goodwill carrying amounts include cumulative impairment charges of $750 million and $215 million, respectively, that were recognized in the fourth quarter of 2008. Changes in the net carrying amount of goodwill, by reporting unit, for the years ended December 31, 2011 and 2010 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Total
Net carrying value as of December 31, 2009	$613	1,656	-	148	2,417
Acquisition activity	-	-	-	-	-
Net carrying value as of December 31, 2010	$613	1,656	-	148	2,417
Acquisition activity	-	-	-	-	-
Net carrying value as of December 31, 2011	$613	1,656	-	148	2,417

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

        The long-term growth rate used in determining the terminal value of each reporting unit was estimated at three percent based on the Bancorp’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation. Discount rates were estimated based on a Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and in some cases, unsystematic risk and size premium adjustments specific to a particular reporting unit. The discount rates used to develop the estimated fair value of the reporting units were 16.9% for Commercial Banking, 15.9% for Branch Banking and 18.7% for Investment Advisors.

Fifth Third Bancorp	101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bancorp forecasts its deposit growth based on expected growth in loan demand as well as availability and expected use of alternative funding sources over that period. The earnings spread assumption on deposits is based on forward LIBOR rates and the sensitivity of the Bancorp’s deposit rates to changes in LIBOR. The Bancorp considered the impact of recent and anticipated regulatory changes that impacted overdraft revenue, debit interchange revenue and credit card revenue in 2011 and will continue to evaluate the potential impact of these changes in 2012 and beyond. Changes in these key assumptions and inputs to these key assumptions could negatively impact the fair value of the Commercial Banking and Branch Banking reporting units in future periods. These changes would include unanticipated regulatory changes, movement in interest rates and economic trends affecting the segments’ profitability.

10. INTANGIBLE ASSETS

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at December 31, 2011 of 3.9 years. The

Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For more information on servicing rights, see Note 12. The details of the Bancorp’s intangible assets are shown in the following table.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of December 31, 2011
Mortgage servicing rights	$2,520	(1,281)	(558)	681
Core deposit intangibles	439	(407)	-	32
Other	44	(36)	-	8
Total intangible assets	$3,003	(1,724)	(558)	721
As of December 31, 2010
Mortgage servicing rights	$2,284	(1,146)	(316)	822
Core deposit intangibles	439	(389)	-	50
Other	44	(32)	-	12
Total intangible assets	$2,767	(1,567)	(316)	884

As of December 31, 2011, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the years ending December 31, 2011, 2010 and 2009 was $157 million,

$181 million and $204 million, respectively. Estimated amortization expense for the years ending December 31, 2012 through 2016 is as follows:

($ in millions)	Mortgage Servicing Rights	Other Intangible Assets	Total
2012	$252	13	265
2013	193	8	201
2014	153	4	157
2015	121	2	123
2016	97	2	99

102	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. VARIABLE INTEREST ENTITIES

The Bancorp, in the normal course of business, engages in a variety of activities that involve VIEs, which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. For certain investment funds, the primary beneficiary is the enterprise that will absorb a majority of the fund’s expected losses or receive a majority of the fund’s expected residual returns. The Bancorp evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Bancorp is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that require a reconsideration. If the Bancorp is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Bancorp is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate.

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Bancorp’s Consolidated Balance Sheets as of:

December 31, 2011 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$5	25	-	30
Other short-term investments	-	7	-	7
Commercial mortgage loans	-	-	50	50
Home equity	223	-	-	223
Automobile loans	-	259	-	259
ALLL	(5)	(3)	(2)	(10)
Other assets	1	1	2	4
Total assets	224	289	50	563
Liabilities:
Other liabilities	$-	4	-	4
Long-term debt	22	169	-	191
Total liabilities	$22	173	-	195
Noncontrolling interests			50	50

December 31, 2010 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$7	45	-	52
Other short-term investments	-	7	-	7
Commercial mortgage loans	-	-	29	29
Home equity	241	-	-	241
Automobile loans	-	648	-	648
ALLL	(5)	(8)	(1)	(14)
Other assets	1	5	1	7
Total assets	244	697	29	970
Liabilities:
Other liabilities	$-	12	-	12
Long-term debt	133	559	-	692
Total liabilities	$133	571	-	704
Noncontrolling interest			29	29

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

Fifth Third Bancorp	103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities to other classes, and in the case of the home equity transaction, an insurance policy with a third party guaranteeing payment of accrued and unpaid interest and principal on the securities. Interest rate risk is managed by interest rate swaps between the VIEs and third parties.

CDC Investments

CDC, a wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp serves as the managing member of certain LLCs invested in business revitalization projects. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor member’s investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the VIEs are presented as noncontrolling interests in the Bancorp’s Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity. Additionally, the net income attributable to the noncontrolling interests is reported separately in the Consolidated Statements of Income. The Bancorp’s maximum exposure related to the indemnification at December 31, 2011 and 2010 was $10 million and $9 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Bancorp’s Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds a variable interest, but is not the primary beneficiary to the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

As of December 31, 2011 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,243	269	1,243
Private equity investments	161	3	327
Money market funds	53	-	62
Loans provided to VIEs	1,370	-	2,203
Restructured loans	10	-	12

As of December 31, 2010 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,241	286	1,241
Private equity investments	129	3	322
Money market funds	148	-	158
Loans provided to VIEs	1,175	-	1,908
Restructured loans	12	-	13

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

The Bancorp’s funding requirements are limited to its invested capital and any additional unfunded commitments for future equity contributions. The Bancorp’s maximum exposure to loss as a result of its involvement with the VIEs is limited to the carrying amounts of the investments, including the unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, and the liabilities related to the unfunded commitments, which are included in other liabilities in the Consolidated Balance Sheets, are included in the previous tables for all periods presented. The Bancorp has no other liquidity arrangements or obligations to purchase assets of the VIEs that would expose the Bancorp to a loss. In certain arrangements, the general partner/managing member of the VIE has guaranteed a level of projected tax credits to be received by the limited partners/investor members, thereby minimizing a portion of the Bancorp’s risk.

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

The Bancorp is exposed to losses arising from negative performance of the underlying investments in the private equity

104	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, are included in the above tables. Also, as of December 31, 2011 and 2010 the unfunded commitment amounts to the funds were $166 million and $193 million, respectively. The Bancorp made capital contributions of $48 million and $34 million, respectively, to private equity funds during 2011 and 2010.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs, included in commercial loans in the Consolidated Balance Sheets, are included in the previous tables for all periods presented. Also, as of December 31, 2011 and 2010, the Bancorp’s unfunded commitments to these entities were $833 million and $733 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the equity investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. Due to the VIEs’ short-term cash deficit projections at the restructuring dates, the Bancorp determined that the initial fair value of its equity investments in these VIEs was zero. As of December 31, 2011 and 2010, the Bancorp’s carrying value of these equity investments was immaterial. Additionally, the Bancorp had outstanding loans to these VIEs, included in commercial loans in the Consolidated Balance Sheets, which are included in the above tables for all periods presented. The Bancorp’s unfunded loan commitments to these VIEs were $2 million and $1 million at December 31, 2011 and 2010, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Fifth Third Bancorp	105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SALES OF RESIDENTIAL MORTGAGE RECEIVABLES AND MORTGAGE SERVICING RIGHTS

The Bancorp sold fixed and adjustable rate residential mortgage loans during 2011, 2010, and 2009. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Consolidated Statements of Income, for the years ended December 31 is as follows:

($ in millions)	2011	2010	2009
Residential mortgage loan sales	$14,733	17,861	20,605
Origination fees and gains on loan sales	396	490	485
Servicing fees	234	221	197

Servicing Assets

The following table presents changes in the servicing assets related to residential mortgage loans for the years ended December 31:

($ in millions)	2011	2010
Carrying amount as of the beginning of the period	$1,138	979
Servicing obligations that result from the transfer of residential mortgage loans	236	297
Amortization	(135)	(138)
Carrying amount before valuation allowance	1,239	1,138
Valuation allowance for servicing assets:
Beginning balance	(316)	(280)
Servicing impairment	(242)	(36)
Ending balance	(558)	(316)
Carrying amount as of the end of the period	$681	822

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

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the years ended December 31:

($ in millions)	2011	2010
Fixed rate residential mortgage loans:
Beginning balance	$791	667
Ending balance	649	791
Adjustable rate residential mortgage loans:
Beginning balance	31	32
Ending balance	32	31

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2011	2010	2009
Securities gains, net—non-qualifying hedges on MSRs	$9	14	57
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	344	109	41
Provision for MSR impairment (Mortgage banking net revenue)	(242)	(36)	(24)

106	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011 and 2010, the key economic assumptions used in measuring the interests that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the years ended December 31 were as follows:

		2011				2010
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate
Residential mortgage loans:
Servicing assets	Fixed	7.2	8.8%	10.5%	N/A	6.7	10.7%	10.3%	N/A
Servicing assets	Adjustable	3.7	22.8	11.4	N/A	3.6	23.3	11.3	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At December 31, 2011 and 2010, the Bancorp serviced $57.1 billion and $54.2 billion, respectively, of residential mortgage loans for other investors. The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At December 31, 2011, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

		Fair	Weighted- Average Life (in	Prepayment Speed Assumption			Residual Servicing Cash Flows			Weighted-Average Default
					Impact of Adverse Change on Fair Value		Discount	Impact of Adverse Change on Fair Value			Impact of Adverse Change on Fair Value
($ in millions)	Rate	Value	years)	Rate	10%	20%	Rate	10%	20%	Rate	10%	20%

Residential mortgage loans:
Servicing assets	Fixed	$649	5.0	17.9%	$(36)	(68)	10.6%	$(23)	(43)	-%	-	-
Servicing assets	Adjustable	32	3.0	28.7	(2)	(3)	11.8	(1)	(2)	-	-	-

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

Fifth Third Bancorp	107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. DERIVATIVE FINANCIAL INSTRUMENTS

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

The Bancorp’s derivative assets contain certain contracts in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of December 31, 2011 and 2010, the balance of collateral held by the Bancorp for derivative assets was $1.2 billion and $903 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of December 31, 2011 and 2010 was $28 million and $41 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp primarily posts collateral in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of December 31, 2011 and 2010, the balance of collateral posted by the Bancorp for derivative liabilities was $788 million and $680 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of December 31, 2011, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to the Bancorp’s Consolidated Financial Statements. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Consolidated Financial Statements.

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

108	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Consolidated Balance Sheets as of:

		Fair Value
	Notional	Derivative	Derivative
December 31, 2011 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,080	662	-
Total fair value hedges		662	-
Cash flow hedges:
Interest rate floors related to C&I loans	1,500	91	-
Interest rate swaps related to C&I loans	1,500	59	-
Interest rate caps related to long-term debt	500	-	-
Interest rate swaps related to long-term debt	250	-	5
Total cash flow hedges		150	5
Total derivatives designated as qualifying hedging instruments		812	5
Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes
Interest rate contracts related to MSRs	3,077	187	-
Forward contracts related to held for sale mortgage loans	5,705	8	54
Interest rate swaps related to long-term debt	311	1	3
Put options associated with sale of the processing business	978	-	1
Stock warrants associated with sale of the processing business	223	111	-
Swap associated with the sale of Visa, Inc. Class B shares	436	-	78
Total free-standing derivatives—risk management and other business purposes		307	136
Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	30,000	774	795
Interest rate lock commitments	3,835	33	1
Commodity contracts	2,074	134	130
Foreign exchange contracts	17,909	294	275
Derivative instruments related to equity linked CDs	34	2	2
Total free-standing derivatives—customer accommodation		1,237	1,203
Total derivatives not designated as qualifying hedging instruments		1,544	1,339
Total		$2,356	1,344

Fifth Third Bancorp	109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value
	Notional	Derivative	Derivative
December 31, 2010 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,355	442	-
Total fair value hedges		442	-
Cash flow hedges:
Interest rate floors related to C&I loans	1,500	153	-
Interest rate swaps related to C&I loans	3,000	8	-
Interest rate caps related to long-term debt	1,500	4	-
Interest rate swaps related to long-term debt	1,190	-	31
Total cash flow hedges		165	31
Total derivatives designated as qualifying hedging instruments		607	31
Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes
Interest rate contracts related to MSRs	12,477	141	81
Forward contracts related to held for sale mortgage loans	6,389	90	14
Interest rate swaps related to long-term debt	173	3	1
Foreign exchange contracts for trading purposes	2,494	4	4
Put options associated with sale of the processing business	769	-	8
Stock warrants associated with sale of the processing business	175	79	-
Swap associated with the sale of Visa, Inc. Class B shares	363	-	18
Total free-standing derivatives—risk management and other business purposes		317	126
Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	26,817	701	735
Interest rate lock commitments	1,772	9	9
Commodity contracts	1,878	99	92
Foreign exchange contracts	17,998	339	319
Derivative instruments related to equity linked CDs	70	2	2
Total free-standing derivatives—customer accommodation		1,150	1,157
Total derivatives not designated as qualifying hedging instruments		1,467	1,283
Total		$2,074	1,314

110	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of December 31, 2011 and 2010 certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul”

method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Consolidated Statements of Income. The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Income:

For the year ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2011	2010	2009
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$220	167	(548)
Change in fair value of hedged long-term debt	Interest on long-term debt	(227)	(168)	538
Change in fair value of interest rate swaps hedging time deposits	Interest on deposits	-	6	4
Change in fair value of hedged time deposits	Interest on deposits	-	(6)	(3)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure for which the Bancorp desired to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of December 31, 2011, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income while reclassified gains and losses on interest rate contracts related to debt are recorded within interest expense in the Consolidated Statements of Income. As of December 31, 2011 and 2010, $80 million and $67 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Consolidated Balance Sheets. As of December 31, 2011, $70 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. During 2011, $11 million of losses were reclassified from accumulated other comprehensive income into noninterest expense as it was determined that the original forecasted transaction was no longer probable of occurring by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP. During 2010, there were no gains or losses reclassified into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur.

The following table presents the net gains (losses) recorded in the Consolidated Statements of Income and accumulated other comprehensive income in the Consolidated Statements of Changes in Equity relating to derivative instruments designated as cash flow hedges.

For the year ended December 31 ($ in millions)	2011	2010	2009
Amount of net gain recognized in OCI	$89	2	75
Amount of net gain reclassified from OCI into net income	69	60	49
Amount of ineffectiveness recognized in other noninterest income	1	6	(1)

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

Fifth Third Bancorp	111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Bancorp may enter into free-standing derivative instruments (options, swaptions and interest rate swaps) in order to minimize significant fluctuations in earnings and cash flows caused by interest rate and prepayment volatility. The gains and losses on these derivative contracts are recorded within other noninterest income in the Consolidated Statements of Income.

In conjunction with the sale of the processing business in 2009, the Bancorp received warrants and issued put options, which are accounted for as free-standing derivatives. Refer to Note 27 for further discussion of significant inputs and assumptions used in the valuation of these instruments.

In conjunction with the sale of Visa, Inc. Class B shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative. See Note 27 for further discussion of significant inputs and assumptions used in the valuation of this instrument.

The Bancorp entered into certain derivatives (forwards, futures and options) related to its foreign exchange business. These derivative contracts were not designated against specific assets or liabilities or to forecasted transactions. Therefore, these instruments did not qualify for hedge accounting. The Bancorp economically hedged the exposures related to these derivative contracts by entering into offsetting contracts with approved, reputable, independent counterparties with substantially similar terms. Revaluation gains and losses on these foreign currency derivative contracts were recorded within other noninterest income in the Consolidated Statements of Income. The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

For the year ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2011	2010	2009
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$(128)	40	55
Interest rate swaps and swaptions related to MSR portfolio	Mortgage banking net revenue	345	109	41
Interest rate swaps related to long-term debt	Other noninterest income	7	2	3
Foreign exchange contracts:
Foreign exchange contracts for trading purposes	Other noninterest income	-	-	(10)
Equity contracts:
Warrants associated with sale of the processing business	Other noninterest income	32	4	13
Put options associated with sale of the processing business	Other noninterest income	7	1	5
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(83)	(19)	(2)

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

The Bancorp previously offered its customers an equity-linked certificate of deposit that had a return linked to equity indices. Under U.S. GAAP, a certificate of deposit that pays interest based on changes on an equity index is a hybrid instrument that requires separation into a host contract (the certificate of deposit) and an embedded derivative contract (written equity call option). The Bancorp entered into offsetting derivative contracts to economically hedge the exposure taken through the issuance of equity-linked certificates of deposit. Both the embedded derivative and the derivative contract entered into by the Bancorp are recorded as free-standing derivatives and recorded at fair value with offsetting gains and losses recognized within noninterest income in the Consolidated Statements of Income. The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of December 31, 2011 and 2010 the total notional amount of the risk participation agreements was $808 million and $851 million, respectively, and the fair value was a liability of $2 million at December 31, 2011 and $1 million at December 31, 2010, which is included in interest rate contracts for customers. As of December 31, 2011, the risk participation agreements had an average life of 2.5 years.

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

112	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table:

At December 31 ($ in millions)	2011	2010
Pass	$772	744
Special mention	14	37
Substandard	18	69
Doubtful	4	1
Total	$808	851

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

For the year ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2011	2010	2009
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$28	26	21
Interest rate contracts for customers (credit losses)	Other noninterest expense	(13)	(22)	(33)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	13	(1)	(7)
Interest rate lock commitments	Mortgage banking net revenue	206	187	129
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	8	8	6
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	-	-	2
Foreign exchange contracts:
Foreign exchange contracts—customers (contract revenue)	Corporate banking revenue	47	63	76
Foreign exchange contracts—customers (credit portion of fair value adjustment)	Other noninterest expense	1	(1)	2

14. OTHER ASSETS

The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2011	2010
Derivative instruments	$2,356	2,074
Bank owned life insurance	1,742	1,715
Partnership investments	1,413	1,367
Accounts receivable and drafts-in-process	955	1,023
Bankers’ acceptances	726	369
Investment in Vantiv Holding, LLC	576	522
OREO and other repossessed personal property	442	532
Accrued interest receivable	382	413
Prepaid expenses	84	133
Income tax receivable	5	1
Deferred tax asset	-	13
Other	182	238
Total	$8,863	8,400

The Bancorp incorporates the utilization of derivative instruments as part of its overall risk management strategy to reduce certain risks related to interest rate, prepayment and foreign currency volatility. The Bancorp also holds derivatives instruments for the benefit of its commercial customers. For further information on derivative instruments, see Note 13.

The Bancorp purchases life insurance policies on the lives of certain directors, officers and employees and is the owner and beneficiary of the policies. See Note 1 for further information. Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. During 2009, the value of the investments underlying one of the Bancorp’s BOLI policies continued to decline due to disruptions in the credit markets, widening of credit spreads between U.S. treasuries/swaps versus municipal bonds and bank trust preferred securities, and illiquidity in the asset-backed securities market. These factors caused the cash surrender value to decline further beyond the protection provided by the stable value agreement. As a result of exceeding the cash surrender value protection, the Bancorp recorded charges of $10 million during 2009 to reflect declines in the policy’s cash surrender value. The cash surrender value of this BOLI policy was $237 million at December 31, 2009.

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

Fifth Third Bancorp	113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CDC, a wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks, which are included above in partnership investments. The Bancorp has determined that these entities are VIEs and the Bancorp’s investments represent variable interests. See Note 11 for further information.

A bankers’ acceptance is created when a time draft is drawn on and accepted by a bank. By accepting the draft, the bank assumes the credit risk of the underlying obligor, usually the buyer or the seller of goods or their bank, and makes an unconditional promise to pay the holder of the draft the amount of the draft at maturity, which is generally less than one year from the date of the draft. When the Bancorp is the accepting bank, it records the full amount of the acceptance in both other assets and other liabilities on the Consolidated Balance Sheets.

On June 30, 2009, the Bancorp sold an approximate 51% interest in Vantiv Holding, LLC (formerly FTPS) to Advent International. The Bancorp’s remaining approximate 49% ownership in Vantiv Holding, LLC is accounted for under the equity method of accounting.

OREO represents property acquired through foreclosure or other proceedings and is carried at the lower of cost or fair value, less costs to sell. See Note 1 for further information.

15. SHORT-TERM BORROWINGS

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

A summary of short-term borrowings and weighted-average rates follows:

	2011		2010
($ in millions)	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased	$346	0.04%	$279	0.18%
Other short-term borrowings	3,239	0.09	1,574	0.14
Average for the years ended December 31:
Federal funds purchased	$345	0.11%	$291	0.17%
Other short-term borrowings	2,777	0.12	1,635	0.21
Maximum month-end balance for the years ended December 31:
Federal funds purchased	$451		$422
Other short-term borrowings	4,894		1,975

114	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. LONG-TERM DEBT

The following table is a summary of the Bancorp’s long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2011	2010
Parent Company
Senior:
Fixed-rate notes	2013	6.25%	$779	797
Fixed-rate notes	2016	3.625%	1,000	-
Subordinated:(b)
Floating-rate notes	2016	0.98%	250	250
Fixed-rate notes	2017	5.45%	589	613
Fixed-rate notes	2018	4.50%	581	584
Fixed-rate notes	2038	8.25%	1,348	1,034
Junior subordinated:(a)
Fixed-rate notes(c)	2067	6.50%	750	750
Fixed-rate notes(c)	2067	7.25%	594	613
Fixed-rate notes(c)	2067	7.25%	894	907
Fixed-rate notes(c)			-	400
Structured repurchase agreements:
Floating-rate notes	2013	2.49%	250	-
Floating-rate notes	2013	2.54%	125	-
Subsidiaries
Senior:
Floating-rate bank notes	2013	0.58%	500	499
Subordinated:(b)
Fixed-rate bank notes	2015	4.75%	561	561
Junior subordinated:(a)
Floating-rate bank notes			-	51
Floating-rate debentures			-	67
Floating-rate debentures	2035	1.97% -2.24%	62	62
FHLB advances	2012-2041	0.05% -8.34%	1,055	1,561
Notes associated with consolidated VIEs:
Automobile loan securitizations:
Fixed-rate notes	2013	4.81%	2	99
Floating-rate notes	2013-2015	0.81% -2.25%	169	460
Home equity securitization:
Floating-rate notes	2023	0.50%	22	133
Other	2012-2039	Varies	151	117
Total			$9,682	9,558
(a)	Qualify as Tier I capital for regulatory capital purposes. See Note 28 for further information.
(b)	Qualify as Tier II capital for regulatory capital purposes.
(c)	Future periods of debt are floating.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the above table. Contractually obligated payments for long-term debt as of December 31, 2011 are due over the following periods: $8 million in 2012; $1.7 billion in 2013, $18 million in 2014, $738 million in 2015, $2.3 billion in 2016 and $5.0 billion after 2016.

At December 31, 2011, the Bancorp had outstanding principal balances of $9.0 billion, net discounts of $18 million and additions for mark-to-market adjustments on its hedged debt of $662 million. At December 31, 2010, the Bancorp had outstanding principal balances of $9.1 billion, net discounts of $15 million and additions for mark-to-market adjustments on its hedged debt of $439 million. The Bancorp was in compliance with all debt covenants at December 31, 2011.

PARENT COMPANY LONG-TERM BORROWINGS

Senior Notes

In April 2008, the Bancorp issued $750 million of senior notes to third party investors. The senior notes bear a fixed rate of interest of 6.25% per annum. The Bancorp entered into interest rate swaps to convert $675 million to floating rate and, at December 31, 2011 and 2010, paid a rate of 2.84% and 2.70%, respectively. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amount of the notes will be due upon maturity on May 1, 2013. The notes are not subject to redemption at the Bancorp’s option at any time prior to maturity.

On January 25, 2011, the Bancorp issued $1.0 billion of senior notes to third party investors. The Senior Notes bear a fixed rate of interest of 3.625% per annum. The Bancorp entered into interest rate swaps to convert $500 million to floating rate and, at December 31, 2011, paid a rate of 0.26%. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on January 25, 2016. The notes are not subject to redemption at the Bancorp’s option at any time prior to maturity

Subordinated Debt

The subordinated floating-rate notes due in 2016 pay interest at three-month LIBOR plus 42 bps. The Bancorp has entered into interest rate swaps to convert its subordinated fixed-rate notes due in 2017 and 2018 to floating-rate, which pay interest at three-month LIBOR plus 42 bps and 25 bps, respectively, at December 31, 2011. The rates paid on the swaps hedging the subordinated floating-rate

Fifth Third Bancorp	115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

notes due in 2017 and 2018 were 0.82% and 0.78%, respectively, at December 31, 2011. Of the $1.0 billion in 8.25% subordinated fixed rate notes due in 2038, $705 million were subsequently hedged to floating and paid a rate of 3.58% at December 31, 2011.

Junior Subordinated Debt

The 6.50% junior subordinated notes due in 2067, with a carrying and outstanding principal balance of $750 million at December 31, 2011, pay a fixed rate of 6.50% until 2017, then convert to a floating rate at three-month LIBOR plus 137 bps until 2047. Thereafter, the notes pay a floating rate at one-month LIBOR plus 237 bps. Junior subordinated notes due in 2067, with a carrying amount of $594 million and an outstanding principal balance of $575 million at December 31, 2011, pay a fixed rate of 7.25% until 2057, then convert to a floating rate at three-month LIBOR plus 257 bps. The Bancorp entered into interest rate swaps to convert $500 million of the fixed-rate debt into a floating rate. At December 31, 2011, the weighted-average rate paid on these swaps was 1.18%. Junior subordinated notes due in 2067, with a carrying amount of $894 million and an outstanding principal balance of $863 million at December 31, 2011, pay a fixed rate of 7.25% until 2057, then convert to a floating rate at three-month LIBOR plus 303 bps thereafter. The Bancorp entered into interest rate swaps to convert $700 million of the fixed-rate debt into a floating rate. At December 31, 2011, the weighted-average rate paid on the swaps was 1.61%. The obligations were issued to Fifth Third Capital Trusts IV, V and VI, respectively. The Bancorp has fully and unconditionally guaranteed all obligations under the trust preferred securities issued by Fifth Third Capital Trusts IV, V and VI. In addition, the Bancorp entered into replacement capital covenants for the benefit of holders of long-term debt senior to the junior subordinated notes that limits, subject to certain restrictions, the Bancorp’s ability to redeem the junior subordinated notes prior to their scheduled maturity. In November 2010, the Bancorp amended the debt covenants to remove a requirement to issue replacement capital securities at least 180 days prior to calling the trust preferred securities.

Under recent regulatory developments, certain of the Bancorp’s trust preferred securities are callable at par as of certain dates, or may become callable at par under certain circumstances. On March 18, 2011, the Bancorp announced that the Federal Reserve Board did not object to the Bancorp’s capital plan submitted under the Federal Reserve’s 2011 CCAR. Pursuant to this plan, the Bancorp redeemed $452 million of certain trust preferred securities, at par, classified as long-term debt during 2011. The trust preferred securities redeemed related to the Fifth Third Capital Trust VII, First National Bankshares Statutory Trust I and R&G Capital Trust II, LLT. As a result of these redemptions the Bancorp recorded a $6 million gain on the extinguishment within other noninterest expense in the Consolidated Statements of Income. All redemptions are subject to certain conditions and generally require approval by the FRB.

Structured Repurchase Agreements

In order to meet its funding obligations, the Bancorp enters into repurchase agreements with customers, which are accounted for as collateralized financing transactions, where excess customer funds are borrowed overnight by the Bancorp, and later repurchased by the customers. At December 31, 2011, the total amount of repurchase agreements outstanding was $375 million.

SUBSIDIARY LONG-TERM BORROWINGS

Senior and Subordinated Debt

Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by the Bancorp’s banking subsidiary, of which $1.0 billion was outstanding at December 31, 2011 and 2010 with $19.0 billion available for future issuance. The senior floating-rate bank notes due in 2013 pay a floating rate at three-month LIBOR plus 11 bps. For the subordinated fixed-rate bank notes due in 2015, the Bancorp entered into interest rate swaps to convert the fixed-rate debt into floating rate. At December 31, 2011, the weighted-average rate paid on the swaps was 0.53%. In addition to the aforementioned redemption of trust preferred securities, the Bancorp redeemed certain trust preferred securities of $65 million through the remainder of 2011, which related to the R&G Crown Cap Trust IV, the R&G Crown Cap Trust I and First National Bankshares Statutory Trust II. As a result of these redemptions, the Bancorp recorded a $1 million gain on the extinguishment within other noninterest expense in the Consolidated Statements of Income.

Junior Subordinated Debt

The junior subordinated floating-rate bank notes due in 2035 were assumed by a subsidiary of the Bancorp as part of the acquisition of First Charter in May 2008. The obligation was issued to First Charter Capital Trust I and II, respectively. The notes of First Charter Capital Trust I and II pay floating at three-month LIBOR plus 169 bps and 142 bps, respectively. The Bancorp has fully and unconditionally guaranteed all obligations under the acquired trust preferred securities issued by First Charter Capital Trust I and II. As previously mentioned, in the junior subordinated debt section of the parent company long-term borrowings, the FRB did not object to the Bancorp’s capital plan under the Federal Reserve’s 2011 CCAR and therefore the Bancorp redeemed $65 million of trust preferred securities previously acquired by a Bancorp subsidiary, at par, during 2011.

FHLB Advances

At December 31, 2011, FHLB advances have rates ranging from 0.05% to 8.34%, with interest payable monthly. The advances are secured by certain residential mortgage loans and securities totaling $17.5 billion. At December 31, 2010, $500 million of FHLB advances were floating-rate. The Bancorp entered into an interest rate swap with a notional value of $500 million to convert the floating-rate advances to a fixed rate of 2.63%. During the third quarter of 2011, the Bancorp terminated a $500 million FHLB advance and incurred a termination fee of $2 million within other noninterest expense in the Consolidated Statements of Income. In November 2010, the Bancorp repaid a floating-rate advance of $1.0 billion due in 2012 and terminated the interest rate cap associated with this advance. The Bancorp recognized a gain on this extinguishment of debt of $1 million. The $1.1 billion in remaining advances mature as follows: $3 million in 2014, $5 million in 2015, $1 billion in 2016, and $43 million thereafter.

Notes Associated with Consolidated VIEs

As previously discussed in Note 11, the Bancorp was determined to be the primary beneficiary of VIEs associated with certain automobile loan and home equity securitizations and, effective January 1, 2010, these VIEs have been consolidated in the Bancorp’s Consolidated Financial Statements. As of December 31, 2011, the outstanding long-term debt associated with the automobile loan securitizations and home equity securitization was $171 million and $22 million, respectively. Third-party holders of this debt do not have recourse to the general assets of the Bancorp.

116	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

The Bancorp, in the normal course of business, enters into financial instruments and various agreements to meet the financing needs of its customers. The Bancorp also enters into certain transactions and agreements to manage its interest rate and prepayment risks, provide funding, equipment and locations for its operations and invest in its communities. These instruments and agreements involve, to varying degrees, elements of credit risk, counterparty risk and market risk in excess of the amounts recognized in the Bancorp’s Consolidated Balance Sheets. The creditworthiness of counterparties for all instruments and agreements is evaluated on a case-by-case basis in accordance with the Bancorp’s credit policies. The Bancorp’s significant commitments, contingent liabilities and guarantees in excess of the amounts recognized in the Consolidated Balance Sheets are discussed in further detail below:

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of December 31:

($ in millions)	2011	2010
Commitments to extend credit	$47,719	43,677
Forward contracts to sell mortgage loans	5,705	6,389
Letters of credit	4,744	5,516
Noncancelable lease obligations	851	869
Capital commitments for private equity investments	166	193
Purchase obligations	115	64
Capital expenditures	41	48
Capital lease obligations	26	32

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2011 and 2010, the Bancorp had a reserve for unfunded commitments totaling $181 million and $227 million, respectively, included in other liabilities in the Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio. Risk ratings under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2011	2010
Pass	$46,825	42,326
Special mention	480	556
Substandard	403	758
Doubtful	11	37

Total	$47,719	43,677

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of December 31, 2011:

($ in millions)
Less than 1 year(a)	$1,940
1 - 5 years(a)	2,665
Over 5 years	139
Total	$4,744
(a)	Includes $75 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 98% of total letters of credit at December 31, 2011 compared to 99% at December 31, 2010 and are considered guarantees in accordance with U.S. GAAP. Approximately 54% of the total standby letters of credit were fully secured as of December 31, 2011 and 2010. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. At December 31, 2011 and 2010 the reserve related to these standby letters of credit was $5 million and $10 million, respectively, included in other liabilities in the Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Fifth Third Bancorp	117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk ratings under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2011	2010
Pass	$4,338	4,944
Special mention	149	193
Substandard	254	360
Doubtful	2	17
Loss	1	2
Total	$4,744	5,516

At December 31, 2011 and 2010, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of December 31, 2011 and 2010, FTS acted as the remarketing agent to issuers on $2.9 billion and $3.4 billion, respectively, of VRDNs. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to $440 million and $563 million in VRDNs remarketed by third parties at December 31, 2011 and 2010, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. At December 31, 2011, FTS held an immaterial amount of these VRDN’s in its portfolio and classified them as trading securities, compared to $1 million at December 31, 2010. In addition, at December 31, 2011, the Bancorp held an immaterial amount of VRDNs which were purchased from the market, through FTS and held in its trading securities portfolio, compared to $105 million at December 31, 2010. For the VRDNs remarketed by third parties, in some cases the remarketing agent has failed to remarket the securities and has instructed the indenture trustee to draw upon $11 million of letters of credit issued by the Bancorp at December 31, 2010. The amount of failed remarketing draws on letters of credit issued by the Bancorp was immaterial at December 31, 2011. The Bancorp recorded these draws as commercial loans in its Consolidated Balance Sheets.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $77 million at December 31, 2011 and $115 million at December 31, 2010. As of December 31, 2011 and 2010, the Bancorp maintained a reserve of $27 million and $42 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Consolidated Balance Sheets. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the third quarter of 2010, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $19 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $20 million and decrease in the Bancorp’s maximum exposure of $53 million. In the second quarter of 2011, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $5 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $11 million and decrease in the Bancorp’s maximum exposure of $27 million.

Legal claims

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. See Note 18 for additional information regarding these proceedings.

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

118	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2011 and 2010, the Bancorp maintained reserves related to these loans sold with representation and warranty provisions totaling $55 million and $85 million, respectively, included in other liabilities on the Consolidated Balance Sheets. The following table summarizes activity in the reserve for representation and warranty provisions:

($ in millions)	2011	2010
Balance, beginning of period	$85	37
Net additions to the reserve	52	115
Losses charged against the reserve	(82)	(67)
Balance, end of period	$55	85

The following table provides a rollforward of unresolved claims by claimant type for the year ended December 31, 2011:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	845	$150	71	$11
New demands	2,050	328	107	22
Loan paydowns/payoffs	(21)	(3)	(2)	—
Resolved claims	(2,546)	(428)	(67)	(14)
Balance, end of period	328	$47	109	$19

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $772 million and $916 million at December 31, 2011 and 2010, respectively, and the delinquency rates were 6.7% at December 31, 2011 and 8.7% at December 31, 2010. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $17 million at December 31, 2011 and $16 million at December 31, 2010 recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $14 million at December 31, 2011 and $10 million at December 31, 2010. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $2.2 billion and $2.9 billion as of December 31, 2011 and 2010. See Note 16 for further information on these long-term borrowing obligations.

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

Fifth Third Bancorp	119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of the date of the Bancorp’s sale of Visa Class B shares and through December 31, 2011, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap with an initial fair value of $55 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax) recognized by the Bancorp for the year ended December 31, 2009. In the second quarter of 2010, Visa funded an additional $500 million into the escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $20 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. In the fourth quarter of 2010, Visa funded an additional $800 million into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $35 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. In the second quarter of 2011, Visa funded an additional $400 million into the litigation escrow account. Upon Visa’s funding of the litigation escrow account in the second quarter of 2011, along with additional terms of the total return swap, the Bancorp made a $19 million cash payment (which reduced the swap liability) to the swap counterparty. During the fourth quarter of 2011, Visa announced it decided to fund an additional $1.565 billion into the litigation escrow account which increased the swap liability approximately $54 million. The fair value of the swap liability was $78 million as of December 31, 2011, compared to $18 million at December 31, 2010.

120	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. LEGAL AND REGULATORY PROCEEDINGS

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 17 and has also entered into with Visa, MasterCard and certain other named defendants judgment and loss sharing agreements that attempt to allocate financial responsibility to the parties thereto in the event certain settlements or judgments occur. Accordingly, prior to the sale of Class B shares during 2009, the Bancorp had recorded a litigation reserve of $243 million to account for its potential exposure in this and related litigation. Additionally, the Bancorp had also recorded its proportional share of $199 million of the Visa escrow account funded with proceeds from the Visa IPO along with several subsequent fundings. Upon the Bancorp’s sale of Visa, Inc. Class B shares during 2009, and the recognition of the total return swap that transfers conversion risk of the Class B shares back to the Bancorp, the Bancorp reversed the remaining net litigation reserve related to the Bancorp’s exposure through Visa. Additionally, the Bancorp has remaining reserves related to this litigation of $49 million and $30 million as of December 31, 2011, and 2010, respectively. Refer to Note 17 for further information regarding the Bancorp’s net litigation reserve and ownership interest in Visa. Fact and expert discovery in the litigation has been essentially completed. A motion for class action certification, certain defense motions to dismiss, and cross-motions for summary judgments are pending. A tentative date has been set for the third quarter of 2012.

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

For the year ended December 31, 2008, five putative securities class action complaints were filed against the Bancorp and its Chief Executive Officer, among other parties. The five cases have been consolidated under the caption Local 295/Local 851 IBT Employer Group Pension Trust and Welfare Fund v. Fifth Third Bancorp. et al., Case No. 1:08CV00421, and are currently pending in the United States District Court for the Southern District of Ohio. The lawsuits allege violations of federal securities laws related to disclosures made by the Bancorp in press releases and filings with the SEC regarding its quality and sufficiency of capital, credit losses and related matters, and seeking unquantified damages on behalf of putative classes of persons who either purchased the Bancorp’s securities or trust preferred securities, or acquired the Bancorp’s securities pursuant to the acquisition of First Charter Corporation. These cases remain in the discovery stages of litigation. The impact of the final disposition of these lawsuits cannot be assessed at this time. In addition to the foregoing, two cases were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain officers alleging violations of ERISA based on allegations similar to those set forth in the securities class action cases filed during the same period of time. The two cases alleging violations of ERISA were dismissed by the trial court, and are being appealed to the United States Sixth Circuit Court of Appeals.

On September 16, 2010, Edward P. Zemprelli (Zemprelli) filed a lawsuit in the Hamilton County, Ohio Court of Common Pleas. The lawsuit was a purported derivative action brought by a shareholder of the Bancorp against certain of the Bancorp’s officers and directors, and which named the Bancorp as a nominal defendant. In the lawsuit, Zemprelli brought claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment against the defendant officers and directors. The alleged basis for these claims was that the defendant officers and directors attempted to disguise from the public the truth about the credit quality of the Bancorp’s loan portfolio, its capital position, and its need to raise capital. Zemprelli, on behalf of the Bancorp, brought unspecified money damages allegedly sustained by the Bancorp as a result of the defendants’ conduct, as well as injunctive relief. On August 15, 2011, the Court granted defendants’ motion to dismiss and motion for summary judgment. Zemprelli has filed a notice of appeal but later dismissed the appeal, as a result the trial court dismissal is final.

In September 2011, DataTreasury Corporation filed a suit in the United States District Court for the Eastern District of Texas against the Bancorp and its banking subsidiary. In the suit, DataTreasury alleges that the Bancorp and its banking subsidiary are infringing on DataTreasury’s patents for imaged-based check processing. This lawsuit is one of many related patent infringement suits brought by DataTreasury against numerous other defendants. DataTreasury is seeking unspecified monetary damages and penalties. Due to the recent filing of the lawsuit, management is in the process of reviewing the claims against the Bancorp and its banking subsidiary.

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

The Bancorp and/or its affiliates are or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by government and self-regulatory agencies, including the SEC, regarding their respective businesses. Such matters may result in material adverse consequences, including without limitation, adverse judgments, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. The SEC is investigating and has made several requests for information, including by subpoena, concerning issues which the Bancorp understands relate to accounting and reporting matters involving certain of its commercial loans. This could lead to an enforcement proceeding by the SEC which, in turn, may result in one or more such material adverse consequences.

On May 16, 2011, the Bancorp caused a notice to be delivered to the trustee of Fifth Third Capital Trust VII (the “Trust”) to mandatorily redeem the 8.875% trust preferred securities of the Trust (the “Trust Preferred Securities”) at an aggregate cash redemption price of $25.18 per Trust Preferred Security. The Trust Preferred Securities were listed on the NYSE. The NYSE was notified of the redemption on May 17, 2011 and a Current Report on Form 8-K describing the redemption notice was filed by the Company with the SEC on May 18, 2011. Trading in this security was halted by the NYSE shortly after this Form 8-K was filed and did not resume until May 19, 2011. The Trust Preferred Securities traded at prices above the redemption amount during the period

Fifth Third Bancorp	121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

between the time the trustee was notified and before the Form 8-K describing the redemption was filed. The Bancorp was neither a party to nor a participant in any trading of the Trust Preferred Securities during such period or thereafter. On May 25, 2011, the Bancorp announced it would voluntarily compensate persons who purchased these Trust Preferred Securities after the redemption notice was delivered on May 16, 2011 and before trading was halted in the security on May 18, 2011. The compensation process was substantially completed by December 31, 2011 and Fifth Third paid out less than $1 million to affected security holders who submitted claims. The SEC investigated and made requests for information, including by subpoena, concerning the circumstances and related issues surrounding the notification and disclosure process and timing thereof in connection with such redemption of the Trust Preferred Securities. The Bancorp cooperated with those requests. On August 1, 2011, the Bancorp received a “Wells notice” from the staff of the SEC advising the Bancorp that the staff has reached a preliminary conclusion to recommend that the Commission authorize the staff to file an enforcement action against the Bancorp relating to such matter for violation of Section 13(a) of the Securities Exchange Act of 1934 and Regulation FD. On November 22, 2011 the Bancorp entered into a settlement with the SEC in connection with the alleged violation of Section 13(a) of the Securities Exchange Act of 1934 and Regulation FD. Under the terms of the settlement, Fifth Third neither admitted nor denied such allegations and agreed to cease and desist from committing any violations and any future violations of Section 13(a) of the Exchange Act and Regulation FD. As noted in the order instituting the proceeding, in agreeing to this settlement, the SEC considered the remedial acts promptly and voluntarily undertaken by Fifth Third—including its compensation of investors harmed by the timing of its disclosure and its adoption and implementation of additional policies and procedures relating to the redemption of securities—and the cooperation it afforded the SEC staff.

The Bancorp is party to numerous claims and lawsuits concerning matters arising from the conduct of its business activities. The outcome of litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. A reserve for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such reserve is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts reserved. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal proceedings including the matters discussed above in an aggregate amount up to approximately $68 million in excess of amounts reserved, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

122	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. RELATED PARTY TRANSACTIONS

The Bancorp maintains written policies and procedures covering related party transactions to principal shareholders, directors and executives of the Bancorp. These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to the closing of a loan to a related party, Compliance Risk Management must approve and determine whether the transaction requires approval from or a post notification be sent to the Bancorp’s Board of Directors. At December 31, 2011 and 2010, certain directors, executive officers, principal holders of Bancorp common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

The following table summarizes the Bancorp’s activities with its principal shareholders, directors and executives at December 31:

($ in millions)	2011	2010

Commitments to lend, net of participations:
Directors and their affiliated companies	$254	157
Executive officers	5	3

Total	$259	160
Outstanding balance on loans, net of participations and undrawn commitments	$172	74

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

On June 30, 2009, the Bancorp completed the sale of a majority interest in its processing business, Vantiv Holding, LLC. Advent International acquired an approximate 51% interest in Vantiv Holding, LLC for cash and warrants. The Bancorp retained the remaining approximate 49% interest in Vantiv Holding, LLC and, as part of the sale, Vantiv Holding, LLC assumed loans totaling $1.25 billion owed to the Bancorp. The Bancorp recognized $57 million and $26 million, respectively, in noninterest income as part of its equity method investment in Vantiv Holding, LLC for the years ended December 31, 2011 and 2010 and received distributions totaling $3 million and $25 million, respectively, during 2011 and 2010.

The Bancorp and Vantiv Holding, LLC have various agreements in place covering services relating to the operations of Vantiv Holding, LLC. The services provided by the Bancorp to Vantiv Holding, LLC were required to support Vantiv Holding, LLC as a standalone entity during the deconversion period. These services involve transition support, including product development, risk management, legal, accounting and general business resources. Vantiv Holding, LLC paid the Bancorp $21 million and $49 million, respectively, for these services for the years ended December 31, 2011 and 2010. Other services provided to Vantiv Holding, LLC by the Bancorp, which will continue beyond the deconversion period, include treasury management, clearing, settlement, sponsorship, and data center support. Vantiv Holding, LLC paid the Bancorp $37 million and $34 million, respectively, for these services for the years ended December 31, 2011 and 2010. In addition to the previously mentioned services, the Bancorp entered into an agreement under which Vantiv Holding, LLC will provide processing services to the Bancorp. The total amount of fees relating to the processing services provided to the Bancorp by Vantiv Holding, LLC totaled $74 million and $64 million, respectively, for the years ended December 31, 2011 and 2010.

During the fourth quarter of 2010, Vantiv Holding, LLC refinanced its debt into a larger syndicated loan structure that included the Bancorp. The Bancorp recognized $4 million in syndication fees in 2010 associated with the refinanced loan to Vantiv Holding, LLC. The outstanding balance of loans to Vantiv Holding, LLC was $377 million and $381 million at December 31, 2011 and 2010, respectively. Interest income relating to the loans was $18 million, $102 million and $60 million, respectively, for the years ended December 31, 2011, 2010 and 2009 and is included in interest and fees on loans and leases in the Consolidated Statements of Income. Vantiv Holding, LLC’s line of credit was $50 million as of December 31, 2011 and 2010. Vantiv Holding, LLC did not draw upon its lines of credit during the years ended December 31, 2011 or 2010.

Fifth Third Bancorp	123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. INCOME TAXES

The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2011	2010	2009
Current income tax expense (benefit):
U.S. Federal income taxes	$82	(5)	(157)
State and local income taxes	14	16	6
Foreign income taxes	-	-	(3)

Total current tax expense (benefit)	96	11	(154)
Deferred income tax expense (benefit):
U.S. Federal income taxes	411	165	190
State and local income taxes	26	11	(8)
Foreign income taxes	-	-	2

Total deferred income tax expense	437	176	184

Applicable income tax expense	$533	187	30

The following is a reconciliation between the statutory U.S. Federal income tax rate and the Bancorp’s effective tax rate for the years ended December 31:

($ in millions)	2011	2010	2009
Statutory tax rate	35.0%	35.0	35.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	1.4	1.8	(0.1)
Tax-exempt income	(1.4)	(3.6)	(18.7)
Credits	(7.3)	(14.1)	(14.6)
Goodwill	-	-	8.7
Interest to taxing authority, net of tax	-	(0.8)	(7.6)
Other changes in unrecognized tax benefits	-	(1.8)	-
Unrealized stock-based compensation benefits	1.3	2.5	0.6
Other, net	0.1	0.8	0.6

Effective tax rate	29.1%	19.8	3.9

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

The following table provides a summary of the Bancorp’s unrecognized tax benefits as of December 31:

($ in millions)	2011	2010
Tax positions that would impact the effective tax rate, if recognized	$14	15
Tax positions where the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of the deduction	-	1

Unrecognized tax benefits	$14	16

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits:

($ in millions)	2011	2010	2009
Unrecognized tax benefits at January 1	$16	82	959
Gross increases for tax positions taken during prior period	1	4	16
Gross decreases for tax positions taken during prior period	(2)	(23)	(329)
Gross increases for tax positions taken during current period	-	2	1
Settlements with taxing authorities	-	(48)	(563)
Lapse of applicable statute of limitations	(1)	(1)	(2)

Unrecognized tax benefits at December 31	$14	16	82

The Bancorp’s unrecognized tax benefits as of December 31, 2011 and 2010 relate largely to state income tax exposures from taking tax positions where the Bancorp believes it is likely that, upon examination, a state will take a position contrary to the position taken by the Bancorp.

Substantially all of the reduction of unrecognized tax benefits during 2010 related to the settlement of the Bancorp’s dispute with the IRS relating to the specific capital raising transaction mentioned previously. Similarly, substantially all of the reduction of unrecognized tax benefits during 2009 related to the settlement of certain leveraged lease transactions with the IRS.

While it is reasonably possible that the amount of the

124	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unrecognized tax benefit with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months. Deferred income taxes are comprised of the following items at December 31:

($ in millions)	2011	2010
Deferred tax assets:
Allowance for loan and lease losses	$789	1,051
Deferred compensation	119	136
Impairment reserves	102	144
Reserves	70	52
Reserve for unfunded commitments	63	79
State net operating losses	63	66
Other	216	221

Total deferred tax assets	$1,422	1,749

Deferred tax liabilities:
Lease financing	$853	801
Investments in joint ventures and partnership interests	468	481
Other comprehensive income	253	169
MSRs	173	190
Bank premises and equipment	95	69
State deferred taxes	74	53
Other	130	130

Total deferred tax liabilities	$2,046	1,893

Total net deferred tax liability	$(624)	(144)

Deferred tax assets are included as a component of other assets in the Consolidated Balance Sheets and deferred tax liabilities are included as a component of accrued taxes, interest and expenses in the Consolidated Balance Sheets.

At December 31, 2011 and 2010, the Bancorp had recorded deferred tax assets of $63 million and $66 million, respectively, related to state net operating loss carryforwards. The deferred tax assets relating to state net operating losses are presented net of specific valuation allowances, primarily resulting from leasing operations, of $34 million and $25 million at December 31, 2011 and 2010, respectively. If these carry forwards are not utilized, they will expire in varying amounts through 2030. Additionally, at December 31, 2011 and 2010, the Bancorp had federal general business tax credit carryforwards of $5 million and $45 million, respectively. If unused, these credit carryforwards will expire in 2031.

The Bancorp has determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2011 or 2010. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and, based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at December 31, 2011 and 2010 will ultimately be realized. The Bancorp reached this conclusion as the Bancorp has taxable income in the carryback period and it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences and its projected future taxable income.

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised, the Bancorp is required to write-off the deferred tax asset previously established for these stock-based awards. As a result of the expiration of certain stock options and SARs and the lapse of restrictions on certain shares of restricted stock during the year ended December 31, 2011, the Bancorp recorded additional income tax expense of approximately $26 million related to the write-off of a portion of the deferred tax asset previously established. As a result of the Bancorp’s stock price as of December 31, 2011, it is reasonably possible that the Bancorp will be required to record an additional $21 million of income tax expense over the next twelve months, primarily in the second quarter of 2012. The Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future; therefore, it is possible that the impact to income tax expense will be greater than or less than $21 million over the next twelve months.

The IRS concluded its audit for 2006 and 2007 during the third quarter of 2010. As a result, all issues have been resolved with the IRS through 2007. Further, the IRS has concluded its fieldwork on the Bancorp’s 2008 and 2009 federal income tax returns. No material issues were identified as a result of the IRS audit and all significant issues have been resolved. The Bancorp anticipates that the IRS audit of the 2008 and 2009 federal income tax returns will be completed during 2012. The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2008-2011. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a short period of time. Otherwise, with the exception of a few states with insignificant uncertain tax positions, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the Consolidated Financial Statements. During the year ended December 31, 2011, the Bancorp recognized interest expense of $1 million, net of the related tax impact related to interest and penalties. During the year ended December 31, 2010, the Bancorp recognized an interest benefit incurred in connection with income taxes of $8 million, net of the related tax impact. At December 31, 2011 and 2010, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $3 million and $1 million, respectively. No material liabilities were recorded for penalties.

Retained earnings at December 31, 2011 and 2010 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.

Fifth Third Bancorp	125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. RETIREMENT AND BENEFIT PLANS

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

($ in millions)	2011	2010
Prepaid benefit cost	$-	4
Accrued benefit liability	(72)	(34)

Net underfunded status	$(72)	(30)

The following tables summarize the defined benefit retirement plans as of and for the years ended December 31:

Plans with an Overfunded Status(a)
($ in millions)	2011	2010

Fair value of plan assets at January 1	$-	182
Actual return on assets	-	31
Contributions	-	-
Settlement	-	-
Benefits paid	-	(16)

Fair value of plan assets at December 31	$-	197

Projected benefit obligation at January 1	$-	183
Service cost	-	-
Interest cost	-	10
Settlement	-	-
Actuarial loss	-	16
Benefits paid	-	(16)

Projected benefit obligation at December 31	$-	193

Overfunded projected benefit obligation recognized in the Consolidated Balance Sheets as an asset	$-	4

(a) The Bancorp’s defined benefit plan had an Overfunded Status at December 31, 2010. The plan was Underfunded at December 31, 2011 and is reflected in the Underfunded Status table.

Plans with an Underfunded Status
($ in millions)	2011	2010

Fair value of plan assets at January 1	$197	-
Actual return on assets	-	-
Contributions	4	4
Settlement	(10)	-
Benefits paid	(10)	(4)

Fair value of plan assets at December 31	$181	-

Projected benefit obligation at January 1	$227	34
Service cost	-	-
Interest cost	11	2
Settlement	(10)	-
Actuarial gain	35	2
Benefits paid	(10)	(4)

Projected benefit obligation at December 31	$253	34

Unfunded projected benefit obligation recognized in the Consolidated Balance Sheet as a liability	$(72)	(34)

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2012 is $14 million. The estimated net prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2012 is immaterial to the Consolidated Financial Statements.

126	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31:

($ in millions)	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$-	-	-
Interest cost	11	12	12
Expected return on assets	(15)	(14)	(12)
Amortization of net actuarial loss	11	12	15
Amortization of net prior service cost	1	1	1
Settlement	6	-	13

Net periodic benefit cost	$14	11	29

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	50	2	(10)
Net prior service cost	-	-	-
Amortization of net actuarial loss	(11)	(12)	(15)
Amortization of prior service cost	(1)	(1)	(1)
Settlement	(6)	-	(13)

Total recognized in other comprehensive income	32	(11)	(39)

Total recognized in net periodic benefit cost and other comprehensive income	$46	-	(10)

Fair Value Measurements of Plan Assets

The following table summarizes plan assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements Using (a)
2011 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Equity Securities:
Equity securities (Growth)(b)	$53	-	-	$53
Equity securities (Value)	52	-	-	52

Total equity securities	105	-	-	105
Mutual and exchange traded funds:
Money market funds	5	-	-	5
International funds	25	-	-	25
Commodity funds	9	-	-	9

Total mutual and exchange traded funds	39	-	-	39

Debt securities:
U.S. Treasury obligations	10	-	-	10
Agency mortgage backed	-	25	-	25
Non-agency mortgage backed	-	1	-	1
Corporate bonds(d)	-	1	-	1

Total debt securities	10	27	-	37

Total plan assets	$154	27	-	$181

Fifth Third Bancorp	127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using (a)
2010 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Equity Securities:
Equity securities (Growth)(b)	$58	-	-	$58
Equity securities (Value)	53	-	-	53

Total equity securities	111	-	-	111

Mutual and exchange traded funds:
Money market funds	6	-	-	6
International funds	30	-	-	30
Commodity funds	11	-	-	11

Total mutual and exchange traded funds	47	-	-	47

Debt securities:
U.S. Treasury obligations	7	-	-	7
U.S. Government agencies (c)	-	1	-	1
Agency mortgage backed	-	24	-	24
Non-agency mortgage backed	-	6	-	6
Corporate bonds(d)	-	1	-	1

Total debt securities	7	32	-	39

Total plan assets	$165	32	-	$197

a)	For further information on fair value hierarchy levels, see Note 27.
b)	Includes holdings in Bancorp common stock.
c)	Includes debt securities issued by U.S. Government sponsored agencies.
d)	Includes private label asset backed securities.

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

Debt securities

For certain U.S. Treasury obligations and federal agency securities, the plan measures the fair value based on quoted prices, which are available in an active market and classifies these investments within Level 1 of the valuation hierarchy. Where quoted prices are not available, the plan measures the fair value of these investments based on matrix pricing models that include the bid price, which factors in the yield curve and other characteristics of the security including the interest rate, prepayment speeds and length of maturity. Therefore, these investments are classified within Level 2 of the valuation hierarchy.

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

The following table summarizes the plan assumptions for the years ended December 31:

Weighted Average Assumptions	2011	2010	2009
For measuring benefit obligations at year end:
Discount rate	4.27%	5.39	5.88
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	8.25	8.25	8.50
For measuring net periodic benefit cost:
Discount rate	5.39	5.88	6.11
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	8.25	8.25	8.50

128	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lowering both the expected rate of return on the plan and the discount rate by 0.25% would have increased the 2011 pension expense by approximately $1 million.

Based on the actuarial assumptions, the Bancorp does not expect to contribute to the plan in 2012. Estimated pension benefit payments, which reflect expected future service, are $20 million in 2012, $17 million in 2013, $16 million in 2014, $16 million in 2015 and $15 million in 2016. The total estimated payments for the years 2017 through 2021 is $66 million.

Investment Policies and Strategies

The Bancorp’s policy for the investment of plan assets is to employ investment strategies that achieve a range of weighted-average target asset allocations relating to equity securities (including the Bancorp’s common stock), fixed income securities (including federal agency obligations, corporate bonds and notes) and cash.

The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category for the years ended December 31:

Weighted-average asset allocation	Targeted range		2011	2010
Equity securities			74%	72
Bancorp common stock			2	2

Total equity securities(a)	70-80	%	76	74
Total fixed income securities	20-25		21	23
Cash	0-5		3	3

Total			100%	100

(a)	Includes mutual and exchange traded funds.

The risk tolerance for the plan is determined by management to be “moderate to aggressive”, recognizing that higher returns involve some volatility and that periodic declines in the portfolio’s value are tolerated in an effort to achieve real capital growth. There were no significant concentrations of risk associated with the investments of the Bancorp’s benefit and retirement plan at December 31, 2011 and 2010.

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

Other Information on Retirement and Benefit Plans

The accumulated benefit obligation for all defined benefit plans was $253 million and $227 million at December 31, 2011 and 2010, respectively. Amounts relating to the Bancorp’s defined benefit plans with assets exceeding benefit obligations were as follows at December 31:

($ in millions)	2011	2010
Projected benefit obligation	$-	193
Accumulated benefit obligation	-	193
Fair value of plan assets	-	197

Amounts relating to the Bancorp’s defined benefit plans with benefit obligations exceeding assets were as follows at December 31:

($ in millions)	2011	2010
Projected benefit obligation	$253	34
Accumulated benefit obligation	253	34
Fair value of plan assets	181	-

As of December 31, 2011 and 2010, $159 million and $172 million, respectively, of plan assets were managed through mutual funds by Fifth Third Bank, a subsidiary of the Bancorp. Plan assets included $5 million of Bancorp common stock as of December 31, 2011 and 2010. Plan assets are not expected to be returned to the Bancorp during 2012.

The Bancorp’s profit sharing plan expense was $35 million for 2011, $31 million for 2010, and $17 million for 2009. Expenses recognized for matching contributions to the Bancorp’s defined contribution savings plans were $40 million for the year ended December 31, 2011, and $36 million for the years ended December 31, 2010 and 2009, respectively.

Fifth Third Bancorp	129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. ACCUMULATED OTHER COMPREHENSIVE INCOME

The activity of the components of other comprehensive income and accumulated other comprehensive income for the years ended December 31:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2011
Unrealized holding gains on available-for-sale securities arising during period	$309	(108)	201
Reclassification adjustment for net gains included in net income	(56)	19	(37)
Net unrealized gains on available-for-sale securities	253	(89)	164	321	164	485
Unrealized holding gains on cash flow hedge derivatives arising during period	89	(31)	58
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(69)	24	(45)
Net unrealized gains on cash flow hedge derivatives	20	(7)	13	67	13	80
Defined benefit plans:
Net prior service cost	-	-	-
Net actuarial gain	(32)	11	(21)
Defined benefit plans, net	(32)	11	(21)	(74)	(21)	(95)
Total	$241	(85)	156	314	156	470
2010
Unrealized holding gains on available-for-sale securities arising during period	$216	(73)	143
Reclassification adjustment for net gains included in net income	(57)	19	(38)
Net unrealized gains on available-for-sale securities	159	(54)	105	216	105	321
Unrealized holding gains on cash flow hedge derivatives arising during period	2	(1)	1
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(60)	21	(39)
Net unrealized gains on cash flow hedge derivatives	(58)	20	(38)	105	(38)	67
Defined benefit plans:
Net prior service cost	1	(1)	-
Net actuarial loss	10	(4)	6
Defined benefit plans, net	11	(5)	6	(80)	6	(74)
Total	$112	(39)	73	241	73	314
2009
Unrealized holding gains on available-for-sale securities arising during period	$248	(86)	162
Reclassification adjustment for net gains included in net income	(57)	20	(37)
Reclassification adjustment related to prior OTTI charges	(37)	13	(24)
Net unrealized gains on available-for-sale securities	154	(53)	101	115	101	216
Unrealized holding gains on cash flow hedge derivatives arising during period	75	(26)	49
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(49)	17	(32)
Net unrealized gains on cash flow hedge derivatives	26	(9)	17	88	17	105
Defined benefit plans:
Net prior service cost	-	-	-
Net actuarial loss	39	(14)	25
Defined benefit plans, net	39	(14)	25	(105)	25	(80)
Total	$219	(76)	143	98	143	241

130	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. COMMON, PREFERRED AND TREASURY STOCK

The following is a summary of the share activity within common, preferred and treasury stock for the years ended December 31:

	Common Stock		Preferred Stock		Treasury Stock
($ in millions, except share data)	Value	Shares	Value	Shares	Value	Shares
Shares at December 31, 2008	$1,295	583,427,104	$4,241	180,620	$229	6,040,492
Issuance of common shares	351	157,955,960	-	-	-	-
Exchange of preferred shares, Series G	133	60,121,124	(674)	(27,849)	-	-
Accretion from dividends on preferred shares, Series F	-	-	41	-	-	-
Stock-based awards exercised, including treasury shares issued	-	-	-	-	1	819,796
Restricted stock grants	-	-	-	-	(27)	(751,464)
Other	-	-	1	-	(2)	327,200
Shares at December 31, 2009	$1,779	801,504,188	$3,609	152,771	$201	6,436,024
Accretion from dividends on preferred shares, Series F	-	-	45	-	-	-
Stock-based awards exercised, including treasury shares issued	-	-	-	-	(6)	16,391
Restricted stock grants and forfeitures, net	-	-	-	-	(62)	(1,334,967)
Employee stock ownership through benefit plans	-	-	-	-	(3)	114,218
Shares at December 31, 2010	$1,779	801,504,188	$3,654	152,771	$130	5,231,666
Issuance of common shares	272	122,388,393	-	-	-	-
Exchange of preferred shares, Series G	-	-	-	(1)	-	-
Redemption of preferred shares, Series F	-	-	(3,408)	(136,320)	-	-
Accretion from dividends on preferred shares, Series F	-	-	153	-	-	-
Stock-based awards exercised, including treasury shares issued	-	-	-	-	(7)	(336,735)
Restricted stock grants	-	-	-	-	(58)	(756,381)
Other	-	-	(1)		(1)	(50,405)
Shares at December 31, 2011	$2,051	923,892,581	$398	16,450	$64	4,088,145

In 2008, the Bancorp issued 8.5% non-cumulative Series G convertible preferred stock. The depository shares represent shares of its convertible preferred stock and has a liquidation preference of $25,000 per share. The preferred stock is convertible at any time, at the option of the shareholder, into 2,159.8272 shares of common stock, representing a conversion price of approximately $11.575 per share of common stock.

On December 31, 2008, the U.S. Treasury purchased $3.4 billion, or 136,320 shares, of the Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series F, with a liquidation preference of $25,000 per share and related 10-year warrant in the amount of 15% of the preferred stock investment. The warrant gave the U.S Treasury the right to purchase 43,617,747 shares of the Bancorp’s common stock at $11.72 per share. The Series F senior preferred stock was issued complying with the terms established by the CPP. Per the program terms, the U.S. Treasury’s investment consisted of senior preferred stock with a five percent dividend for each of the first five years of investment and nine percent thereafter, unless the shares were redeemed. The shares were callable by the Bancorp at par after three years and could be repurchased at any time under certain circumstances. The terms also included restrictions on the repurchase of common stock and an increase in common stock dividends, which required the U.S. Treasury’s consent, for a period of three years from the date of investment unless the preferred shares were redeemed in whole or the U.S. Treasury had transferred all of the preferred shares to a third party.

The proceeds from issuance of the Series F preferred stock were allocated to the preferred stock and to the warrant based on their relative fair values, which resulted in an initial book value of $3.2 billion for the preferred stock and $239 million for the warrant. The resulting discount to the preferred stock was being accreted over five years through retained earnings as a preferred stock dividend, resulting in an effective yield of 6.7% for the Series F preferred stock for the first five years.

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

On June 4, 2009, the Bancorp announced the successful completion of a $1.0 billion at-the-market offering of its common shares. Through this offering, the Bancorp issued approximately 158 million shares at an average price of $6.33.

On June 17, 2009, the Bancorp completed its offer to exchange 2,158.8272 shares of its common stock, no par value, and $8,250 in cash, for each set of 250 validly tendered and accepted depositary shares. The Bancorp issued approximately 60 million shares of common stock and paid $230 million in cash in exchange for 7 million depositary shares. Overall, $696 million in liquidation amount of the Bancorp’s depositary shares were validly tendered, not withdrawn and exchanged, which represented 63% of the aggregate liquidation amount of its depositary shares. An aggregate of 7 million depositary shares representing 27,849 shares of Series G preferred stock were retired upon receipt. At the time of exchange, the Bancorp recognized an increase to retained earnings and net income available to common shareholders of $35 million, calculated as the difference between the carrying amount of the Series G preferred stock exchanged and the sum of the fair value of the common stock plus cash delivered. As a result of this exchange, the Bancorp increased its common equity by $441 million. As of December 31, 2011, Series G preferred stock had 4,112,750 depositary shares representing 16,450 shares outstanding and 1,700 shares reserved for issuance.

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

Fifth Third Bancorp	131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series F Preferred Stock and recorded a reduction in retained earnings and a corresponding increase in preferred stock of $153 million in the Bancorp’s Consolidated Balance Sheet. On March 16, 2011, the Bancorp repurchased the warrant issued to the U.S. Treasury in connection with the CPP preferred stock investment at an agreed upon price of $280 million, which was recorded as a reduction to capital surplus in the Bancorp’s Consolidated Financial Statements.

During 2011, 2010 and 2009, the Bancorp repurchased an immaterial amount of common stock.

24. STOCK-BASED COMPENSATION

The Bancorp has historically emphasized employee stock ownership. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of the Bancorp’s equity compensation plans as of December 31, 2011:

Plan Category (shares in thousands)	Number of Shares to be Issued Upon Exercise		Weighted- Average Exercise Price		Shares Available for Future Issuance
Equity compensation plans approved by shareholders					34,283	(a)
SARs	(b	)	(b	)	(a	)
Restricted stock	4,764		N/A		(a	)
Stock options (c)	6,562		$59.73		(a	)
Phantom stock units	(d	)	N/A		N/A
Performance units	(e	)	N/A		(a	)
Employee stock purchase plan					9,548	(f)
Total Shares	11,326				43,831
(a)	Under the 2011 Incentive Compensation Plan, 39 million shares plus up to 4.5 million shares from the 2008 Incentive Compensation Plan (the Predecessor Plan) of stock were authorized for issuance as incentive and nonqualified stock options, SARs, restricted stock and restricted stock units, performance units and performance restricted stock awards.
(b)	The number of shares to be issued upon exercise will be determined at vesting based on the difference between the grant price and the market price at the date of exercise.
(c)	Excludes 1 million outstanding options awarded under plans assumed by the Bancorp in connection with certain mergers and acquisitions. The Bancorp has not made any awards under these plans and will make no additional awards under these plans. The weighted-average exercise price of the outstanding options is $16.31 per share.
(d)	Phantom stock units are settled in cash.
(e)	The number of shares to be issued is dependent upon the Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 1.5 million shares.
(f)	Represents remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated, including an additional 1.5 million shares approved by shareholders on March 28, 2007 and an additional 12 million shares approved by shareholders on April 21, 2009.

Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to key employees and directors of the Bancorp and its subsidiaries. The Incentive Compensation Plan was approved by shareholders on April 19, 2011, which authorizes the issuance of up to 39 million shares plus up to 4.5 million shares under the Predecessor Plan for Full Value Awards as equity compensation and provides for incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share and restricted stock awards. Full Value Awards are defined as awards with no cash outlay for the employee to obtain the full value. Based on total stock-based awards outstanding (including stock options, stock appreciation rights, restricted stock and performance units) and shares remaining for future grants under the 2011 Incentive Compensation Plan, the Bancorp’s total overhang is nine percent. The overhang measurement represents the potential dilution to which the Bancorp’s shareholders of common stock are exposed due to the potential that stock-based compensation will be awarded to executives, directors or key employees of the Bancorp. SARs, restricted stock, stock options and performance units outstanding represent six percent of the Bancorp’s issued shares at December 31, 2011.

All of the Bancorp’s stock-based awards are to be settled with stock with the exception of phantom stock units and a portion of the performance units that are to be settled in cash. The Bancorp has historically used treasury stock to settle stock-based awards, when available. SARs, issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten-year terms and vest and become exercisable either ratably or fully over a four year period of continued employment. The Bancorp does not grant discounted

SARs or stock options, re-price previously granted SARs or stock options, or grant reload stock options. Restricted stock grants vest after four years, or ratably over three or four years or ratably after three years of continued employment and include dividend and voting rights. Stock options were previously issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, had up to ten-year terms and vested and became fully exercisable ratably over a three or four year period of continued employment. Performance unit awards have three-year cliff vesting terms with performance or market conditions as defined by the plan.

Stock-based compensation expense was $59 million, $64 million and $51 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in salaries, wages, and incentives in the Consolidated Statements of Income. The total related income tax benefit recognized was $21 million for 2011 and $18 million for the years ended December 31, 2010 and 2009, respectively.

Stock Appreciation Rights

The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant. The weighted-average assumptions were as follows for the years ended:

	2011	2010	2009
Expected life (in years)	6	6	6
Expected volatility	35%	38%	73%
Expected dividend yield	2.0%	2.0%	1.3%
Risk-free interest rate	2.6%	3.1%	2.2%

132	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The grant-date fair value of SARs is measured using the Black-Scholes option-pricing model. The weighted-average grant-date fair value of SARs granted was $4.29, $5.10 and $2.41 per share for the years ended 2011, 2010 and 2009, respectively. The total grant-date fair value of SARs that vested during 2011, 2010 and 2009 was $20 million, $25 million, and $26 million, respectively.

At December 31, 2011, there was $47 million of stock-based compensation expense related to nonvested SARs not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 2.7 years.

	2011		2010		2009
SARs (shares in thousands)	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price
Outstanding at January 1	31,152	$24.67	28,571	$26.82	22,508	$35.43
Granted	8,633	13.36	5,310	14.74	8,398	4.05
Exercised	(521)	3.96	(319)	3.96	-	-
Forfeited or expired	(2,762)	25.76	(2,410)	30.87	(2,335)	27.93
Outstanding at December 31	36,502	$22.20	31,152	$24.67	28,571	$26.82
Exercisable at December 31	20,070	$30.29	16,347	$34.94	12,254	$40.38

The following table summarizes outstanding and exercisable SARs by grant price at December 31, 2011:

	Outstanding SARs			Exercisable SARs
Grant price per share	Number of SARs at Year End (000s)	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Life (in years)	Number of SARs at Year End (000s)	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Life (in years)
Under $10.00	6,293	$4.04	7.3	2,845	$3.96	7.3
$10.01-$20.00	17,845	15.37	8.2	4,978	18.18	6.8
$20.01-$30.00	39	22.85	6.3	22	22.42	6.3
$30.01-$40.00	8,118	38.73	4.4	8,118	38.73	4.4
Over $40.00	4,207	46.41	3.1	4,107	46.57	3.1
All SARs	36,502	$22.20	6.6	20,070	$30.29	5.1

Restricted Stock Awards

The total grant-date fair value of RSAs that vested during 2011, 2010 and 2009 was $37 million, $30 million and $36 million, respectively. At December 31, 2011, there was $40 million of stock-based compensation expense related to nonvested restricted stock not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 2.2 years.

	2011		2010		2009
RSAs (shares in thousands)	Shares	Weighted- Average Grant -Date Fair Value	Shares	Weighted- Average Grant -Date Fair Value	Shares	Weighted- Average Grant -Date Fair Value
Nonvested at January 1	5,158	$18.89	4,645	$23.85	5,584	$29.04
Granted	1,702	13.19	1,677	14.69	751	4.72
Exercised	(1,646)	22.52	(817)	36.96	(870)	40.84
Forfeited	(450)	15.34	(347)	22.39	(820)	23.86
Nonvested at December 31	4,764	$15.95	5,158	$18.89	4,645	$23.85

Fifth Third Bancorp	133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes unvested RSAs by grant-date fair value at December 31, 2011:

	Nonvested RSAs
Grant-Date Fair Value Per Share	Number of RSAs at Year End (000s)	Weighted- Average Remaining Contractual Life (in years)
Under $10.00	409	1.3
$10.01-$20.00	3,982	1.4
$20.01-$30.00	134	0.3
$30.01-$40.00	239	0.3
All RSAs	4,764	1.3

Stock options

The grant-date fair value of stock options is measured using the Black-Scholes option-pricing model. There were no stock options granted during 2011 and 2010. Stock options granted during 2009 were immaterial to the Bancorp’s Consolidated Financial Statements.

The total intrinsic value of options exercised was immaterial to the Bancorp’s Consolidated Financial Statements in 2011, 2010 and 2009. Cash received from options exercised during

2011 was $1 million and was immaterial to the Bancorp’s Consolidated Financial Statements in 2010 and 2009. Tax benefits realized from exercised options were immaterial to the Consolidated Financial Statements during 2011, 2010 and 2009. All stock options were vested at December 31, 2008, therefore, no stock options vested during 2011, 2010, or 2009. As of December 31, 2011, the aggregate intrinsic value of both outstanding options and exercisable options was immaterial to the Consolidated Financial Statements.

	2011		2010		2009
Stock Options (shares in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Price
Outstanding at January 1	11,859	$52.01	15,504	$49.29	20,564	$48.97
Granted	-	-	-	-	1	8.59
Exercised	(96)	9.25	(58)	8.76	(11)	8.33
Forfeited or expired	(4,179)	49.61	(3,587)	40.54	(5,050)	48.06
Outstanding at December 31	7,584	$53.88	11,859	$52.01	15,504	$49.29
Exercisable at December 31	7,584	$53.88	11,859	$52.01	15,504	$49.29

The following table summarizes outstanding and exercisable stock options by exercise price at December 31, 2011:

	Outstanding and Exercisable Stock Options
Exercise price per share	Number of Options at Year End (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Under $10.00	125	$9.62	0.3
$10.01-$20.00	694	12.59	2.8
$20.01-$30.00	60	23.63	0.7
$30.01-$40.00	139	36.25	2.3
Over $40.00	6,566	59.74	0.8
All stock options	7,584	$53.88	1.0

Other stock-based compensation

During 2009, the Bancorp’s Board of Directors approved the use of phantom stock units as part of its compensation for executives in connection with changes made in reaction to the TARP compensation rules. On February 22, 2011, the Bancorp redeemed its Series F preferred stock held by the U.S. Treasury under the CPP. As a result of this redemption, the last payment of phantom stock occurred in April of 2011. The phantom stock units were issued under the Bancorp’s 2008 Incentive Compensation Plan. The number of phantom stock units was determined each pay period by dividing the amount of salary to be paid in phantom stock units for that pay period, by the reported closing price of the Bancorp’s common stock on the pay date for such pay period. The phantom stock units vest immediately. Phantom stock was expensed based on the number of outstanding units multiplied by the closing price of the Bancorp’s stock at period end. The phantom stock units did not include any rights to receive dividends or dividend equivalents. Phantom stock units issued on or before June 12, 2010 were settled in cash upon the earlier to occur of June 15, 2011 or the executive’s death. Units issued thereafter will be settled in cash with 50% to be settled on June 15, 2012 and 50% to be settled on June 15, 2013. The amount paid on settlement of the phantom stock units is equal to the total amount of phantom stock units settled at the reported closing price of the Bancorp’s common stock on the settlement

134	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date. Under the phantom stock program, 132,649 and 488,703 respective phantom stock units were granted with a weighted average grant price of $14.40 and $12.80, during the years ended December 31, 2011 and 2010, respectively. During 2011, 521,091 phantom stock units were settled. No phantom stock units were settled during 2010.

Performance units are payable contingent upon the Bancorp achieving certain predefined performance targets over the three-year measurement period. Awards granted during 2011 and 2010 will be entirely settled in stock. During 2009, the awards granted are payable 50% in stock and 50% in cash. The performance targets are based on the Bancorp’s performance relative to a defined peer group. During 2011, 2010 and 2009,

328,061, 61,320, and 1,118,958 performance units, respectively, were granted by the Bancorp. These awards were granted at a weighted-average grant-date fair value of $13.36, $13.76 and $3.96 per unit during 2011, 2010 and 2009, respectively.

The Bancorp sponsors a stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2011, 2010 and 2009, there were 886,447, 749,127 and 1,343,632 shares, respectively, purchased by participants and the Bancorp recognized stock-based compensation expense of $1 million each year.

25. OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

The following table presents the major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2011	2010	2009
Other noninterest income:
Operating lease income	$58	62	59
Equity method income from interest in Vantiv Holding, LLC	57	26	15
BOLI income (loss)	41	194	(2)
Cardholder fees	41	36	48
Net gain from warrant and put options associated with sale of the processing business	39	5	18
Gain on loan sales	37	51	38
Consumer loan and lease fees	31	32	43
Insurance income	28	38	47
Banking center income	27	22	22
TSA revenue	21	49	76
Loss on sale of OREO	(71)	(78)	(70)
Loss on swap associated with the sale of Visa, Inc. class B shares	(83)	(19)	(2)
Gain on sale/redemption of Visa, Inc. ownership interests	-	-	244
Other, net	24	(12)	(57)
Total	$250	406	479
Other noninterest expense:
FDIC insurance and other taxes	$201	242	269
Loan and lease	195	211	234
Losses and adjustments	129	187	110
Marketing	115	98	79
Affordable housing investments impairment	85	100	83
Professional services fees	58	77	63
Travel	52	51	41
Postal and courier	49	48	53
Operating lease	41	41	39
OREO expense	34	33	24
Recruitment and education	31	31	30
Data processing	29	24	21
Insurance	25	42	50
Intangible asset amortization	22	43	57
Supplies	18	24	25
Visa litigation reserve	-	-	(73)
Provision for unfunded commitments and letters of credit	(46)	(24)	99
Other, net	186	166	167
Total	$1,224	1,394	1,371

Fifth Third Bancorp	135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. EARNINGS PER SHARE

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the years ended December 31:

	2011			2010			2009
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$1,297			753			737
Dividends on preferred stock	203			250			226
Net income available to common shareholders	1,094			503			511
Less: Income allocated to participating securities	6			3			4
Net income allocated to common shareholders	$1,088	906	1.20	500	791	0.63	507	696	0.73
Earnings per diluted share:
Net income available to common shareholders	$1,094			503			511
Effect of dilutive securities:
Stock-based awards	-	6	-	-	5	-	-	2	-
Series G convertible preferred stock (a)	35	36	(0.02)	-	-	-	(21)	28	(0.06)
Warrants related to Series F preferred stock	-	2	-	-	3	-	-	-	-
Net income available to common shareholders plus assumed conversions	1,129			503			490
Less: Income allocated to participating securities	6			3			4
Net income allocated to common shareholders plus assumed conversions	$1,123	950	1.18	500	799	0.63	486	726	0.67
(a)	The additive effect to income from dividends on convertible preferred stock for the year ended December 31, 2009 included preferred dividends of $14 for Series G preferred shares, offset by a $35 reduction to preferred dividends due to the conversion of a portion of Series G preferred shares during the second quarter of 2009.

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the years 2011, 2010, and 2009 excludes 29 million, 23 million, and 23 million, respectively, of stock appreciation rights, 8 million, 12 million, and 17 million, respectively, of stock options and 1 million, 1 million and 4 million shares, respectively, of unvested restricted stock that had not yet been exercised. In 2010, 36 million shares related to the Bancorp’s Series G preferred stock that were not part of the conversion of preferred shares in the second quarter of 2009 were excluded from the computation of net income per diluted share because their inclusion would have been anti-dilutive to earnings per share.

For the year ended December 31, 2009, there were 44 million shares under warrants related to the Bancorp’s Series F preferred stock from the CPP that were excluded from the computation of net income per diluted share, as their inclusion would have been anti-dilutive to earnings per share due to the exercise price of the shares being greater than the average market price of the common shares. The warrants had an initial exercise price of $11.72 per share.

136	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27. FAIR VALUE MEASUREMENTS

The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For more information regarding the fair value hierarchy and how the Bancorp measures fair value, see Note 1.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using
December 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$171	-	-	171
U.S. Government sponsored agencies	-	1,962	-	1,962
Obligations of states and political subdivisions	-	101	-	101
Agency mortgage-backed securities	-	10,284	-	10,284
Other bonds, notes and debentures	-	1,812	-	1,812
Other securities(a)	185	5	-	190
Available-for-sale securities(a)	356	14,164	-	14,520

Trading securities:
Obligations of states and political subdivisions	-	8	1	9
Agency mortgage-backed securities	-	11	-	11
Other bonds, notes and debentures	-	13	-	13
Other securities	144	-	-	144
Trading securities	144	32	1	177

Residential mortgage loans held for sale	-	2,751	-	2,751
Residential mortgage loans(b)	-	-	65	65
Derivative assets:
Interest rate contracts	8	1,773	34	1,815
Foreign exchange contracts	-	294	-	294
Equity contracts	-	-	113	113
Commodity contracts	-	134	-	134
Derivative assets	8	2,201	147	2,356
Total assets	$508	19,148	213	19,869
Liabilities:
Derivative liabilities
Interest rate contracts	$54	802	2	858
Foreign exchange contracts	-	275	-	275
Equity contracts	-	-	81	81
Commodity contracts	-	130	-	130
Derivative liabilities	54	1,207	83	1,344
Short positions	2	4	-	6
Total liabilities	$56	1,211	83	1,350

Fifth Third Bancorp	137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using
December 31, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$230	-	-	230
U.S. Government sponsored agencies	-	1,645	-	1,645
Obligations of states and political subdivisions	-	172	-	172
Agency mortgage-backed securities	-	10,973	-	10,973
Other bonds, notes and debentures	-	1,342	-	1,342
Other securities(a)	180	4	-	184
Available-for-sale securities(a)	410	14,136	-	14,546

Trading securities:
U.S. Treasury and Government agencies	1	-	-	1
Obligations of states and political subdivisions	-	20	1	21
Agency mortgage-backed securities	-	8	-	8
Other bonds, notes and debentures	-	115	5	120
Other securities	47	97	-	144
Trading securities	48	240	6	294

Residential mortgage loans held for sale	-	1,892	-	1,892
Residential mortgage loans(b)	-	-	46	46
Derivative assets:
Interest rate contracts	90	1,448	13	1,551
Foreign exchange contracts	-	343	-	343
Equity contracts	-	-	81	81
Commodity contracts	-	99	-	99
Derivative assets	90	1,890	94	2,074
Total assets	$548	18,158	146	18,852
Liabilities:
Derivative liabilities
Interest rate contracts	$14	846	11	871
Foreign exchange contracts	-	323	-	323
Equity contracts	-	-	28	28
Commodity contracts	-	92	-	92
Derivative liabilities	14	1,261	39	1,314
Short positions	1	1	-	2
Total liabilities	$15	1,262	39	1,316
(a)	Excludes FHLB and FRB restricted stock totaling $497 and $345, respectively, at December 31, 2011, $524 and $344, respectively, at December 31, 2010.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.

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

Non-agency mortgage-backed securities and other asset- backed securities are generally valued using an income approach based on discounted cash flows, incorporating prepayment speeds, performance of underlying collateral and specific tranche-level attributes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Trading securities classified as Level 3 consist of auction rate securities. Due to the illiquidity in the market for these types of securities at December 31, 2011 and 2010, the Bancorp measured fair value using a discount rate based on the assumed holding period.

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

138	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

external pricing for similar instruments. ARM loans classified as held for sale are also classified within Level 2 of the valuation hierarchy due to the use of observable inputs in the DCF model. These observable inputs include interest rate spreads from agency mortgage-backed securities market rates and observable discount rates. For residential mortgage loans reclassified from held for sale to held for investment, the fair value estimation is based on mortgage-backed securities prices and a credit component that is based on internally developed loss rate models. Therefore, these loans are classified within Level 3 of the valuation hierarchy.

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At December 31, 2011 and 2010, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of warrants and put rights associated with the sale of the processing business to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

In connection with the sale of the processing business, the Bancorp provided Advent International with certain put options that are exercisable in the event of certain circumstances. In addition, the associated warrants allow the Bancorp to purchase an incremental 10% nonvoting interest in Vantiv Holding, LLC under certain defined conditions involving change of control. The fair values of the warrants and put options are calculated applying Black-Scholes option valuation models using probability weighted scenarios. The assumptions utilized in the models are summarized in the following table as of December 31:

	2011		2010
	Warrants	Put Options (b)	Warrants	Put Options
Expected term (years)	7.5 — 17.5	2.0	8.5— 18.5	0.5— 3.0
Expected volatility(a)	35.4 — 35.5%	31.5%	36.0— 37.0%	25.6— 44.6%
Risk free rate	1.57 — 2.88%	0.31%	3.06— 4.18%	0.23— 1.05%
Expected dividend rate	—%	—%	—%	—%
(a)	Based on historical and implied volatilities of comparable companies assuming similar expected terms.
(b)	Historically, three scenarios have been used to estimate the fair value of the put options. Two of the scenarios’ terms expired prior to December 31, 2011. Therefore, the assumptions at December 31, 2011 only include one scenario.

Under the terms of the total return swap, the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Visa, Inc. Class B shares into Class A shares. The fair value of the total return swap was calculated using a discounted cash flow model based on unobservable inputs consisting of management’s estimate of the probability of certain litigation scenarios, timing of litigation settlements and payments related to the swap.

The net fair value of the interest rate lock commitments at December 31, 2011 was $33 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the interest rate lock commitments of approximately $16 million and $28 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the interest rate lock commitments of approximately $20 million and $45 million, respectively. The decrease in fair value of interest rate lock commitments due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $4 million and $7 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $3 million and $6 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

Fifth Third Bancorp	139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2011 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$6	46	2	53	$107
Total gains or losses (realized/unrealized):
Included in earnings	-	4	205	(43)	166
Purchases	-	-	-	2	2
Sales	(5)	-	-	-	(5)
Settlements	-	(9)	(175)	20	(164)
Transfers into Level 3(b)	-	24	-	-	24
Ending balance	$1	65	32	32	$130
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011(c)	$-	4	32	(43)	$(7)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2010 ($ in millions)	Residual Interests in Securitizations	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$174	13	26	(2)	11	$222
Total gains or losses (realized/unrealized):
Included in earnings	-	3	-	187	(14)	176
Purchases, sales, issuances, and settlements, net	(174)(d)	(10)	(6)	(183)	56	(317)
Transfers into Level 3(b)	-	-	26	-	-	26
Ending balance	$-	6	46	2	53	$107
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010(c)	$-	-	-	60	(14)	$46

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2009 ($ in millions)	Residual Interests in Securitizations	Trading Securities	Residential Mortgage Loans	Derivatives, Net(e)	Total Fair Value
Beginning balance	$146	-	7	24	$177
Total gains or losses (realized/unrealized):
Included in earnings	10	(4)	(2)	145	149
Included in other comprehensive income	3	-	-	-	3
Purchases, sales, issuances, and settlements, net	15	17	(8)	(160)	(136)
Transfers into Level 3(b)	-	-	29	-	29
Ending balance	$174	13	26	9	$222
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009(c)	$6	(4)	(2)	16	$16
(a)	Net interest rate derivatives include derivative assets and liabilities of $34 and $2, respectively, as of December 31, 2011 and $13 and $11, respectively, as of December 31, 2010. Net equity derivatives include derivative assets and liabilities of $113 and $81, respectively, as of December 31, 2011, and $81 and $28, respectively, as of December 31, 2010.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.
(d)	Due to a change in U.S. GAAP adopted by the Bancorp on January 1, 2010, all residual interests in securitizations were eliminated concurrent with the consolidation of the related VIEs.
(e)	Net derivatives include derivative assets and liabilities of $84 and $75, respectively, at December 31, 2009.

140	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2011	2010	2009
Interest income	$-	-	15
Mortgage banking net revenue	210	187	127
Corporate banking revenue	2	1	1
Other noninterest income	(46)	(15)	15
Securities gains (losses), net	-	3	(5)
Other noninterest expense	-	-	(4)
Total gains	$166	176	149

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at December 31, 2011, 2010 and 2009 were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2011	2010	2009
Interest income	$-	-	11
Mortgage banking net revenue	37	60	(7)
Corporate banking revenue	1	1	1
Other noninterest income	(45)	(15)	20
Securities losses, net	-	-	(5)
Other noninterest expense	-	-	(4)
Total (losses) gains	$(7)	46	16

Fifth Third Bancorp	141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables represent those assets that were subject to fair value adjustments during the years ended December 31, 2011 and 2010 and still held as of the end of the period, and the related losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total Losses
($ in millions)	Level 1	Level 2	Level 3	Total	2011
Commercial loans held for sale(a)	$-	-	27	27	(67)
Commercial and industrial loans	-	-	101	101	(328)
Commercial mortgage loans	-	-	85	85	(124)
Commercial construction loans	-	-	55	55	(60)
MSRs	-	-	681	681	(242)
OREO property	-	-	224	224	(171)
Total	$-	-	1,173	1,173	(992)

	Fair Value Measurements Using				Total Losses
($ in millions)	Level 1	Level 2	Level 3	Total	2010
Commercial loans held for sale(a)	$120	-	770	890	(448)
Commercial and industrial loans	-	-	272	272	(470)
Commercial mortgage loans	-	-	234	234	(207)
Commercial construction loans	-	-	109	109	(159)
Residential mortgage loans	-	-	3	3	(6)
Other consumer loans	-	71	10	81	(12)
MSRs	-	-	822	822	(36)
OREO property	-	-	527	527	(264)
Total	$120	71	2,747	2,938	(1,602)

(a)	Includes commercial nonaccrual loans held for sale.

During 2011, the Bancorp transferred $143 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at fair value. These loans had fair value adjustments totaling $31 million and were based on discounted cash flow models incorporating appraisals of the underlying collateral, as well as assumptions about investor return requirements and amounts and timing of expected cash flows, and were therefore, classified within Level 3 of the valuation hierarchy. Additionally, during 2011, existing commercial loans held for sale with a fair value of $48 million were further adjusted using the same methodology as loans transferred to held for sale. Therefore, these loans were classified within Level 3 of the valuation hierarchy.

During 2011 and 2010, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage and commercial construction loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table.

During 2011, the Bancorp recognized temporary impairments in certain classes of the MSR portfolio in which the carrying value was adjusted to fair value as of December 31, 2011. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 12 for further information on the Bancorp’s MSRs.

During the 2011 and 2010, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value, less costs to sell. Nonrecurring losses included in the above table are primarily due to declines in real estate values of the OREO properties. These losses include $100 million in losses, recorded as charge-offs, on new OREO properties transferred from loans during the period and $71 million in losses, recorded in other noninterest income, attributable to fair value adjustments on OREO properties subsequent to their transfer from loans. Such fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

Fair Value Option

The Bancorp elected to measure certain residential mortgage loans held for sale under the fair value option as allowed under U.S. GAAP. Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value. Residential loans with fair values of $24 million and $26 million were transferred to the Bancorp’s portfolio during 2011 and 2010, respectively. The net impact related to fair value adjustments on these loans was a gain of $4 million during 2011. Fair value adjustments on residential mortgage loans transferred to the Bancorp’s portfolio during 2010 were immaterial.

Fair value changes included in earnings for instruments held at December 31, 2011 and 2010 for which the fair value option was elected included gains of $123 million and $25 million, respectively. Additionally, fair value changes included in earnings for instruments for which the fair value option was elected but are no longer held by the Bancorp at December 31, 2011 and 2010 included gains of $168 million and $171 million during 2011 and 2010, respectively. These

142	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gains are reported in mortgage banking net revenue in the Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $3 million at December 31, 2011 and $5 million at December 31, 2010. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Fair Value	Principal Balance	Difference
December 31, 2011
Residential mortgage loans measured at fair value	$2,816	2,693	123
Past due loans of 90 days or more	4	5	(1)
Nonaccrual loans	-	-	-

December 31, 2010
Residential mortgage loans measured at fair value	$1,938	1,913	25
Past due loans of 90 days or more	5	6	(1)
Nonaccrual loans	1	1	-

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis.

As of December 31, 2011 ($ in millions)	Net Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,663	2,663
Other securities	842	842
Held-to-maturity securities	322	322
Other short-term investments	1,781	1,781
Loans held for sale	203	203
Portfolio loans and leases:
Commercial and industrial loans	29,854	30,300
Commercial mortgage loans	9,697	8,870
Commercial construction loans	943	791
Commercial leases	3,451	3,237
Residential mortgage loans(a)	10,380	9,978
Home equity	10,524	9,737
Automobile loans	11,784	11,747
Credit card	1,872	1,958
Other consumer loans and leases	329	346
Unallocated allowance for loan and lease losses	(136)	-
Total portfolio loans and leases, net(a)	$78,698	76,964
Financial liabilities:
Deposits	85,710	85,599
Federal funds purchased	346	346
Other short-term borrowings	3,239	3,239
Long-term debt	9,682	10,197
(a)	Excludes $65 of residential mortgage loans measured at fair value on a recurring basis.

Fifth Third Bancorp	143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010 ($ in millions)	Net Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,159	2,159
Other securities	868	868
Held-to-maturity securities	353	353
Other short-term investments	1,515	1,515
Loans held for sale	324	324
Portfolio loans and leases:
Commercial and industrial loans	26,068	27,322
Commercial mortgage loans	10,248	9,513
Commercial construction loans	1,890	1,471
Commercial leases	3,267	2,934
Residential mortgage loans(a)	8,600	7,577
Home equity	11,248	9,366
Automobile loans	10,910	10,975
Credit card	1,738	1,786
Other consumer loans and leases	622	682
Unallocated allowance for loan and lease losses	(150)	-
Total portfolio loans and leases, net(a)	$74,441	71,626
Financial liabilities:
Deposits	81,648	81,860
Federal funds purchased	279	279
Other short-term borrowings	1,574	1,574
Long-term debt	9,558	9,921
(a)	Excludes $46 of residential mortgage loans measured at fair value on a recurring basis.

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

144	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. CERTAIN REGULATORY REQUIREMENTS AND CAPITAL RATIOS

The principal source of income and funds for the Bancorp (parent company) are dividends from its subsidiaries. The dividends paid by the Bancorp’s banking subsidiary are subject to regulations and limitations prescribed by the appropriate state and federal supervisory authorities. The Bancorp’s nonbank subsidiaries are also limited by certain federal and state statutory provisions and regulations covering the amount of dividends that may be paid in any given year.

The Bancorp’s banking subsidiary must maintain cash reserve balances when total reservable deposit liabilities are greater than the regulatory exemption. These reserve requirements may be satisfied with vault cash and noninterest-bearing cash balances on deposit with the FRB. In 2011 and 2010, the banking subsidiary was required to maintain average cash reserve balances of $744 million and $547 million, respectively.

The FRB adopted guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act of 1956, as amended. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items, as well as define and set minimum regulatory capital requirements. All bank holding companies are required to maintain Tier I capital (core capital) of at least four percent of risk-weighted assets (Tier I capital ratio), total capital (Tier I plus Tier II capital) of at least eight percent of risk-weighted assets (Total risk-based capital ratio), and Tier I capital of at least three percent of adjusted quarterly average assets (Tier I leverage ratio). Failure to meet the minimum capital requirements can initiate certain actions by regulators that could have a direct material effect on the Consolidated Financial Statements of the Bancorp.

Tier I capital consists principally of shareholders’ equity including Tier I qualifying trust preferred securities. It excludes unrealized gains and losses on available-for-sale securities and unrecognized pension actuarial gains and losses and prior service cost, goodwill, certain other intangibles and unrealized cash flow hedges. Current provisions of the Dodd-Frank Act will phase out the inclusion of certain trust preferred securities as a component of Tier I capital beginning January 1, 2013. Under these provisions, these trust preferred securities would qualify as a component of Tier II capital. At December 31, 2011, the Bancorp’s Tier I capital included $2.2 billion of trust preferred securities.

Tier II capital consists principally of term subordinated debt, redeemable preferred stock and, subject to limitations, allowances for loan and lease losses.

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

The supervisory agencies, including the Bancorp’s primary regulator, the Federal Reserve Bank of Cleveland, have issued regulations regarding the capital adequacy of banking subsidiaries. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described previously. In addition, the federal banking agencies have issued substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act. Under the regulations, a bank generally shall be deemed to be well-capitalized if it has a Total risk-based capital ratio of 10% or more, a Tier I capital ratio of six percent or more, a Tier I leverage ratio of five percent or more and is not subject to any written capital order or directive. If an institution becomes undercapitalized, it would become subject to significant additional oversight, regulations and requirements as mandated by the Federal Deposit Insurance Act.

The Bancorp and its banking subsidiary, Fifth Third Bank (Ohio), had Tier I, Total risk-based capital and Tier I leverage ratios above the well-capitalized levels at December 31, 2011 and 2010. As of December 31, 2011, the most recent notification from the FRB categorized the Bancorp and its banking subsidiary as well-capitalized under the regulatory framework for prompt corrective action. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s banking subsidiary must, among other things, maintain “well-capitalized” capital ratios.

The following table presents capital and risk-based capital and leverage ratios for the Bancorp and its banking subsidiary at December 31:

	2011		2010
($ in millions)	Amount	Ratio	Amount	Ratio
Tier I capital (to risk-weighted assets):(a)
Fifth Third Bancorp (Consolidated)	$12,503	11.91%	$13,965	13.89%
Fifth Third Bank	12,373	12.02	12,976	13.13
Total risk-based capital (to risk-weighted assets):(a)
Fifth Third Bancorp (Consolidated)	16,885	16.09	18,178	18.08
Fifth Third Bank	14,013	13.61	14,936	15.12
Tier I leverage (to average assets):
Fifth Third Bancorp (Consolidated)	12,503	11.10	13,965	12.79
Fifth Third Bank	12,373	11.20	12,976	12.08

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

Fifth Third Bancorp	145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29. PARENT COMPANY FINANCIAL STATEMENTS

($ in millions)
Condensed Statements of Income (Parent Company Only)
For the years ended December 31,	2011	2010	2009
Income
Dividends from subsidiaries:
Bank subsidiaries(a)	$—	—	—
Nonbank subsidiaries	1,677	1,400	—
Interest on loans to subsidiaries	29	33	39
Total income	1,706	1,433	39

Expenses
Interest	216	188	222
Other	25	26	20
Total expenses	241	214	242

Income (Loss) Before Income Taxes and Change in Undistributed Earnings of Subsidiaries	1,465	1,219	(203)
Applicable income tax benefit	79	64	71
Income (Loss) Before Change in Undistributed Earnings of Subsidiaries	1,544	1,283	(132)
(Decrease) Increase in undistributed earnings	(247)	(530)	869
Net Income	$1,297	753	737

( a) The Bancorp’s indirect banking subsidiary paid dividends, to the Bancorp’s direct non-bank subsidiary holding company of $2.0 billion, $1.4 billion, and $0 for the years ended 2011, 2010, 2009, respectively.

($ in millions)
Condensed Balance Sheets (Parent Company Only)
As of December 31	2011	2010
Assets
Cash	$50	60
Short-term investments	3,588	2,953
Loans to subsidiaries:
Bank subsidiaries	—	250
Nonbank subsidiaries	1,032	1,271
Total loans to subsidiaries	1,032	1,521
Investment in subsidiaries
Nonbank subsidiaries	15,631	15,622
Total investment in subsidiaries	15,631	15,622
Goodwill	80	80
Other assets	731	545
Total Assets	$21,112	20,781
Liabilities
Other short-term borrowings	655	414
Accrued expenses and other liabilities	422	356
Long-term debt (external)	6,784	5,960
Total Liabilities	7,861	6,730
Bancorp Shareholders’ Equity	13,251	14,051
Total Liabilities and Bancorp Shareholders’ Equity	$21,112	20,781

146	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in millions)
Condensed Statements of Cash Flows (Parent Company Only)
For the years ended December 31	2011	2010	2009
Operating Activities
Net income	$1,297	753	737
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	(3)	(2)	2
Decrease (Increase) in undistributed earnings	247	530	(869)
Net change in:
Other assets	39	(6)	83
Accrued expenses and other liabilities	3	(339)	591
Other, net	—	(11)	(6)
Net Cash Provided by Operating Activities	1,583	925	538
Investing Activities
Capital contributions to subsidiaries
Bank subsidiaries	—	—	(1,600)
Net change in:
Short-term investments	(635)	(603)	1,158
Loans to subsidiaries	489	(161)	(117)
Net Cash Used in Investing Activities	(146)	(764)	(559)
Financing Activities
Net change in other short-term borrowings	241	134	(503)
Proceeds from issuance of long-term debt	1,000	—	—
Repayment of long-term debt	(400)	—	(31)
Dividends paid on common shares	(192)	(32)	(27)
Dividends paid on preferred shares	(50)	(205)	(220)
Issuance of common shares	1,648	—	987
Redemption of Series F preferred shares and related warrants	(3,688)	—	(269)
Dividends on exchange of preferred shares, Series G	—	—	35
Other, net	(6)	—	(10)
Net Cash Used in Financing Activities	(1,477)	(103)	(38)
Net (Decrease) Increase in Cash	(10)	58	(59)
Cash at Beginning of Year	60	2	61
Cash at End of Year	$50	60	2

Fifth Third Bancorp	147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30. BUSINESS SEGMENTS

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices are improved and businesses change.

On June 30, 2009, the Bancorp completed the sale of the processing business, which represented the sale of a majority interest in the Bancorp’s merchant acquiring and financial institutions processing businesses. Financial data for the merchant acquiring and financial institutions processing businesses was originally reported in the former Processing Solutions segment through June 30, 2009. As a result of the sale, the Bancorp no longer presents Processing Solutions as a segment and therefore, historical financial information for the merchant acquiring and financial institutions processing businesses has been reclassified under General Corporate and Other for all periods presented. Interchange revenue previously recorded in the Processing Solutions segment and associated with cards currently included in Branch Banking is now included in the Branch Banking segment for all periods presented. Additionally, the Bancorp retained its retail credit card and commercial multi-card service businesses, which were also originally reported in the former Processing Solutions segment through June 30, 2009, and are included in the Branch Banking and Commercial Banking segments, respectively, for all periods presented. Revenue from the remaining ownership interest in the Processing Business is recorded in General Corporate and Other as noninterest income.

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

Results of operations and assets by segment for each of the three years ended December 31 are:

148	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Net interest income	$1,357	1,423	343	113	321	—		3,557
Provision for loan and lease losses	490	393	261	27	(748)	—		423
Net interest income after provision for loan
and lease losses	867	1,030	82	86	1,069	—		3,134
Noninterest income:
Mortgage banking net revenue	—	11	585	1	—	—		597
Service charges on deposits	207	309	—	4	—	—		520
Investment advisory revenue	12	117	—	364	(1)	(117	)(a)	375
Corporate banking revenue	332	14	—	3	1			350
Card and processing revenue	38	305	—	4	(39)	—		308
Other noninterest income	52	81	36	(3)	84	—		250
Securities gains, net	—	—	—	—	46	—		46
Securities gains, net—non-qualifying hedges on mortgage servicing rights	—	—	9	—	—	—		9
Total noninterest income	641	837	630	373	91	(117)		2,455
Noninterest expense:
Salaries, wages and incentives	203	456	149	138	532	—		1,478
Employee benefits	37	127	34	26	106	—		330
Net occupancy expense	20	184	8	11	82	—		305
Technology and communications	11	5	1	1	170	—		188
Card and processing expense	5	114	—	—	1	—		120
Equipment expense	2	51	1	1	58	—		113
Other noninterest expense	795	642	433	244	(773)	(117)		1,224
Total noninterest expense	1,073	1,579	626	421	176	(117)		3,758
Income before income taxes	435	288	86	38	984	—		1,831
Applicable income tax expense	(6)	102	30	14	393	—		533
Net income	441	186	56	24	591	—		1,298
Less: Net income attributable to noncontrolling interests	—	—	—	—	1	—		1
Net income attributable to Bancorp	441	186	56	24	590	—		1,297
Dividends on preferred stock	—	—	—	—	203	—		203
Net income available to common shareholders	$441	186	56	24	387	—		1,094
Total goodwill	$613	1,656	—	148	—	—		2,417
Total assets	$45,864	46,703	24,325	7,670	(7,595)	—		116,967

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

Fifth Third Bancorp	149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Net interest income	$1,531	1,514	405	138	16	—		3,604
Provision for loan and lease losses	1,159	555	569	44	(789)	—		1,538
Net interest income (loss) after provision for loan and lease losses	372	959	(164)	94	805	—		2,066
Noninterest income:
Mortgage banking net revenue	—	27	619	2	(1)	—		647
Service charges on deposits	199	369	1	6	(1)	—		574
Corporate banking revenue	346	15	—	3	—	—		364
Investment advisory revenue	15	106	—	346	—	(106	)(a)	361
Card and processing revenue	33	298	—	1	(16)	—		316
Other noninterest income	42	70	36	(2)	260	—		406
Securities gains, net	—	—	—	—	47	—		47
Securities gains, net—non-qualifying hedges on mortgage servicing rights	—	—	14	—	—	—		14
Total noninterest income	635	885	670	356	289	(106)		2,729
Noninterest expense:
Salaries, wages and incentives	182	439	163	131	515	—		1,430
Employee benefits	32	121	31	25	105	—		314
Net occupancy expense	16	174	7	9	92	—		298
Technology and communications	14	16	2	2	155	—		189
Card and processing expense	2	105	—	—	1	—		108
Equipment expense	2	49	1	1	175	(106)		122
Other noninterest expense	723	652	342	237	(560)			1,394
Total noninterest expense	971	1,556	546	405	483	(106)		3,855
Income (loss) before income taxes	36	288	(40)	45	611	—		940
Applicable income tax (benefit) expense	(142)	103	(14)	16	224	—		187
Net income (loss)	178	185	(26)	29	387	—		753
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—		—
Net income (loss) attributable to Bancorp	178	185	(26)	29	387	—		753
Dividends on preferred stock	—	—	—	—	250	—		250
Net income (loss) available to common shareholders	$178	185	(26)	29	137	—		503
Total goodwill	$613	1,656	—	148	—	—		2,417
Total assets	$43,609	46,244	22,604	6,759	(8,209)	—		111,007
(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

150	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2009 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Net interest income	$1,370	1,577	476	157	(226)	—		3,354
Provision for loan and lease losses	1,360	601	558	57	967	—		3,543
Net interest income (loss) after provision for loan and lease losses	10	976	(82)	100	(1,193)	—		(189)
Noninterest income:
Mortgage banking net revenue	—	26	526	1	—	—		553
Service charges on deposits	196	428	—	8	—	—		632
Investment advisory revenue	11	84	—	315	(1)	(83	)(a)	326
Corporate banking revenue	353	10	—	11	(2)	—		372
Card and processing revenue	28	268	—	1	357	(39	)(b)	615
Gain on sale of Vantiv Holding, LLC	—	—	—	—	1,758	—		1,758
Other noninterest income	20	86	40	—	333	—		479
Securities gains (losses), net	1	—	—	—	(11)	—		(10)
Securities gains, net—non-qualifying hedges on mortgage servicing rights	—	—	57	—	—	—		57
Total noninterest income	609	902	623	336	2,434	(122)		4,782
Noninterest expense:
Salaries, wages and incentives	161	401	154	117	506	—		1,339
Employee benefits	31	106	27	23	124	—		311
Net occupancy expense	17	169	7	10	105	—		308
Technology and communications	6	16	2	2	155	—		181
Card and processing expense	1	70	—	—	122	—		193
Equipment expense	3	48	1	1	70	—		123
Other noninterest expense	741	563	318	201	(330)	(122)		1,371
Total noninterest expense	960	1,373	509	354	752	(122)		3,826
Income before income taxes	(341)	505	32	82	489	—		767
Applicable income tax expense (benefit)	(240)	178	11	29	52	—		30
Net income	(101)	327	21	53	437	—		737
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—		—
Net income attributable to Bancorp	(101)	327	21	53	437	—		737
Dividends on preferred stock	—	—	—	—	226	—		226
Net income available to common shareholders	$(101)	327	21	53	211	—		511
Total goodwill	$613	1,656	—	148	—	—		2,417
Total assets	$43,312	47,839	20,923	6,057	(4,751)	—		113,380
(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.
(b)	Card and processing revenues provided to the banking segments are eliminated in the Consolidated Statements of Income.

Fifth Third Bancorp	151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☐ No: ☒

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒

There were 919,882,874 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2012. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $11,457,012,955 as of June 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (SEC) with respect to annual reports on Form 10-K and annual reports to shareholders. The Bancorp’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.

Only those sections of this 2011 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the Registrant’s Form 10-K for the year ended December 31, 2011. No other information contained in this 2011 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the Registrant’s Form 10-K.

10-K Cross Reference Index

PART I
Item 1.	Business	17-19, 153-158
	Employees	37
	Segment Information	39-44, 148-151
	Average Balance Sheets	33
	Analysis of Net Interest Income and Net Interest Income Changes	32-44
	Investment Securities Portfolio	48-49, 89-90
	Loan and Lease Portfolio	47-48, 91-92
	Risk Elements of Loan and Lease Portfolio	53-67
	Deposits	49-50
	Return on Equity and Assets	15
	Short-term Borrowings	50, 114
Item 1A.	Risk Factors	25-31
Item 1B.	Unresolved Staff Comments	None
Item 2.	Properties	159
Item 3.	Legal Proceedings	121-122
Item 4.	Mine Safety Disclosures	N/A
	Executive Officers of the Bancorp	159
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	162
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-41, 73-74
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	52-72
Item 8.	Financial Statements and Supplementary Data	77-151
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A.	Controls and Procedures	75
Item 9B.	Other Information	None
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	162
Item 11.	Executive Compensation	162
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	132-135, 162
Item 13.	Certain Relationships and Related Transactions, and Director Independence	162
Item 14.	Principal Accounting Fees and Services	162
PART IV
Item 15.	Exhibits, Financial Statement Schedules	162-165
SIGNATURES		166

152	Fifth Third Bancorp

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

General Information

The Bancorp, an Ohio corporation organized in 1975, is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is registered as such with the Board of Governors of the Federal Reserve System (the “FRB”). The Bancorp’s principal office is located in Cincinnati, Ohio.

The Bancorp’s subsidiaries provide a wide range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and leases. Fifth Third Bank has deposit insurance provided by the Federal Deposit Insurance Corporation (FDIC) through the Deposit Insurance Fund. Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of subsidiaries of the Bancorp as of December 31, 2011.

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

Regulation and Supervision

In addition to the generally applicable state and federal laws governing businesses and employers, the Bancorp and its banking subsidiary are subject to extensive regulation by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the business of the Bancorp and its banking subsidiary are subject to specific

Fifth Third Bancorp	153

requirements or restrictions and general regulatory oversight. The principal objectives of state and federal banking laws and regulations and the supervision, regulation and examination of banks and their parent companies (such as the Bancorp) by bank regulatory agencies are the maintenance of the safety and soundness of financial institutions, maintenance of the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the specific protection of shareholders of a bank or the parent company of a bank. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

Regulators

The Bancorp and/or its banking subsidiary are subject to regulation and supervision primarily by the FRB, the Consumer Financial Protection Bureau (the “CFPB”) and the Ohio Division of Financial Institutions (the “Division”) and additionally by certain other functional regulators and self-regulatory organizations. The Bancorp is also subject to regulation by the SEC by virtue of its status as a public company and due to the nature of some of its businesses. The Bancorp’s banking subsidiary is subject to regulation by the FDIC, which insures the bank’s deposits as permitted by law.

The federal and state laws and regulations that are applicable to banks and to some extent bank holding companies regulate, among other matters, the scope of their business, their activities, their investments, their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, amount of and collateral for certain loans, and the amount of interest that may be charged on loans. Various federal and state consumer laws and regulations also affect the services provided to consumers.

The Bancorp and/or its subsidiary are required to file various reports with, and is subject to examination by regulators, including the FRB and the Division. The FRB, Division and the CFPB have the authority to issue orders to bank holding companies and/or banks to cease and desist from certain banking practices and violations of conditions imposed by, or violations of agreements with, the FRB, Division and CFPB. Certain of the Bancorp’s and/or its banking subsidiary regulators are also empowered to assess civil money penalties against companies or individuals in certain situations, such as when there is a violation of a law or regulation. Applicable state and federal law also grant certain regulators the authority to impose additional requirements and restrictions on the activities of the Bancorp and or its banking subsidiary and, in some situations, the imposition of such additional requirements and restrictions will not be publicly available information.

Acquisitions

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

The BHCA prohibits a bank holding company from acquiring a direct or indirect interest in or control of more than 5% of any class of the voting shares of a company that is not a bank or a bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its banking subsidiaries, except that it may engage in and may own shares of companies engaged in certain activities the FRB has determined to be so closely related to banking or managing or controlling banks as to be proper incident thereto.

Financial Holding Companies

The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits a qualifying bank holding company to become a financial holding company (“FHC”) and thereby to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company under the BHCA. Permitted activities for a FHC include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complementary” to financial activities. In addition, a FHC is allowed to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB. A bank holding company may elect to become a FHC if each of its banking subsidiaries is well capitalized, is well managed and has at least a “Satisfactory” rating under the Community Reinvestment Act (“CRA”). Dodd-Frank also extended the well capitalized and well managed requirement to the bank holding company. In 2000, the Bancorp elected and qualified for FHC status under the GLBA. To maintain FHC status, a holding company must continue to meet certain requirements. The failure to meet such requirements could result in restrictions on the activities of the FHC or loss of FHC status. If restrictions are imposed on the activities of an FHC, such information may not necessarily be available to the public.

Dividends

The Bancorp depends in part upon dividends received from its direct and indirect subsidiaries, including its indirect banking subsidiary, to fund its activities, including the payment of dividends. The Bancorp and its banking subsidiary are subject to various federal and state restrictions on their ability to pay dividends. The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless a bank holding company’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. The ability to pay dividends may be further limited by provisions of the Dodd-Frank Act and implanting regulations (see the “Regulatory Reform” section.

Source of Strength

Under long-standing FRB policy and now as codified in the Dodd-Frank Act, a bank holding company is expected to act as a source of financial and managerial strength to each of its banking subsidiaries and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it.

FDIC Assessments

As contemplated by the Dodd-Frank Act the FDIC has revised the framework by which insured depository institutions with more than $10 billion in assets (“large IDIs”) are assessed for purposes of payments to the Deposit Insurance Fund (the “DIF”). The final rule implementing revisions to the assessment system was

154	Fifth Third Bancorp

released on February 7, 2011, and took effect for the quarter beginning April 1, 2011.

Prior to the passage of the Dodd-Frank Act, a large IDI’s DIF premiums principally were based on the size of an IDI’s domestic deposit base. The Dodd-Frank Act changed the assessment base from a large IDI’s domestic deposit base to its total assets less tangible equity. In addition to potentially greatly increasing the size of a large IDI’s assessment base, the expansion of the assessment base affords the FDIC much greater flexibility to vary its assessment system based upon the different asset classes that large IDIs normally hold on their balance sheets.

To implement this provision, the FDIC created an assessment scheme vastly different from the deposit-based system. Under the new system, large IDIs are assessed under a complex “scorecard” methodology that seeks to capture both the probability that an individual large IDI will fail and the magnitude of the impact on the DIF if such a failure occurs.

Transactions with Affiliates

Sections 23A and 23B of the Federal Reserve Act, restrict transactions between a bank and its affiliates (as defined in Sections 23A and 23B of the Federal Reserve Act), including a parent bank holding company. The Bancorp’s banking subsidiary is subject to certain restrictions, including but not limited to restrictions on loans to its affiliates, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on their behalf. Among other things, these restrictions limit the amount of such transactions, require collateral in prescribed amounts for extensions of credit, prohibit the purchase of low quality assets and require that the terms of such transactions be substantially equivalent to terms of comparable transactions with non-affiliates. Generally, the Bancorp’s banking subsidiary is limited in its extension of credit to any affiliate to 10% of the banking subsidiary’s capital stock and surplus and its extension of credit to all affiliates to 20% of the banking subsidiary’s capital stock and surplus.

Community Reinvestment Act

The CRA generally requires insured depository institutions to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of those communities. Furthermore, the CRA requires the FRB to evaluate the performance of the Bancorp’s banking subsidiary in helping to meet the credit needs of its communities. As a part of the CRA program, the banking subsidiary is subject to periodic examinations by the FRB, and must maintain comprehensive records of their CRA activities for this purpose. During these examinations, the FRB rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities permitted as a financial holding company under the GLBA and acquiring other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. Fifth Third Bank received a “Satisfactory” CRA rating in its most recent CRA examination.

Capital

The FRB has established capital guidelines for bank holding companies and FHCs. The FRB, the Division and the FDIC have also issued regulations establishing capital requirements for banks. Failure to meet capital requirements could subject the Bancorp and its banking subsidiary to a variety of restrictions and enforcement actions. In addition, as discussed previously, the Bancorp and its banking subsidiary must remain well capitalized and well managed for the Bancorp to retain its status as a FHC. See the “Regulatory Reform” section for additional information on capital requirements impacting the Bancorp.

Privacy

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

The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banking subsidiary’s policies and procedures. The Bancorp’s banking subsidiary has implemented a privacy policy.

Anti-Money Laundering

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

Exempt Brokerage Activities

The GLBA amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker” and “dealer.” The GLBA also required that there be certain transactional activities that would not be “brokerage” activities, which banks could effect without having to register as a broker. In September 2007, the FRB and SEC

Fifth Third Bancorp	155

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

On December 31, 2008, the Bancorp entered into a Letter Agreement (including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, the “Purchase Agreement) with Treasury pursuant to which the Company issued and sold to Treasury for an aggregate purchase price of approximately $3.4 billion in cash: (i) 136,320 shares of the Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series F, having a liquidation preference of $25,000 per share (the “Series F Preferred Stock), and (ii) a ten-year warrant to purchase up to 43,617,747 shares of the Bancorp’s common stock, no par value per share, at an initial exercise price of $11.72 per share.

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

On February 2, 2011 the Bancorp repurchased the Series F Preferred Stock issued to the U.S. Treasury pursuant to TARP. On March 16, 2011, the Bancorp repurchased the warrant issued to the U.S. Treasury.

Regulatory Reform

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which is aimed, in part, at accountability and transparency in the financial system and includes numerous provisions that apply to and/or could impact the Bancorp and its banking subsidiary. The Dodd-Frank Act implements changes that, among other things, affect the oversight and supervision of financial institutions, provide for a new resolution procedure for large financial companies, create a new agency responsible for implementing and enforcing compliance with consumer financial laws, introduce more stringent regulatory capital requirements, effect significant changes in the regulation of over the counter derivatives, reform the regulation of credit rating agencies, implement changes to corporate governance and executive compensation practices, incorporate requirements on proprietary trading and investing in certain funds by financial institutions (known as the “Volcker Rule”), require registration of advisers to certain private funds, and effect significant changes in the securitization market. In order to fully implement many provisions of the Dodd-Frank Act, various government agencies, in particular banking and other financial services agencies are required to promulgate regulations. Set forth below is a discussion of some of the major sections the Dodd-Frank Act and implementing regulations that have or could have a substantial impact on the Bancorp and its banking subsidiary. Due to the volume of regulations required by the Dodd-Frank Act, not all proposed or final regulations that may have an impact on the Bancorp or its banking subsidiary are necessarily discussed.

Financial Stability Oversight Council

The Dodd-Frank Act creates the Financial Stability Oversight Council (“FSOC”), which is chaired by the Secretary of the Treasury and composed of expertise from various financial services regulators. The FSOC has responsibility for identifying risks and responding to emerging threats to financial stability. On December 29, 2011, a rule was proposed (with a sixty-day comment period) to assess a fee on large banks and financial institutions to cover the expenses of the Office of Financial Research and FSOC. The fees would also cover certain expenses incurred by the FDIC. Under the proposal, bank holding companies with at least $50 billion in assets and foreign banks with at least $50 billion in assets in the U.S. would be assessed a semiannual fee, the size of which has yet to be determined.

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

The SEC is required under the Dodd-Frank Act to issue rules obligating companies to disclose in proxy materials for annual

156	Fifth Third Bancorp

meetings of shareholders information that shows the relationship between executive compensation actually paid to their named executive officers and their financial performance, taking into account any change in the value of the shares of a company’s stock and dividends or distributions.

The Dodd-Frank Act provides that the SEC must issue rules directing the stock exchanges to prohibit listing any security of a company unless the company develops and implements a policy providing for disclosure of the policy of the company on incentive-based compensation that is based on financial information required to be reported under the securities laws and that, in the event the company is required to prepare an accounting restatement due to the material noncompliance of the company with any financial reporting requirement under the securities laws, the company will recover from any current or former executive officer of the company who received incentive-based compensation during the three-year period preceding the date on which the company is required to prepare the restatement based on the erroneous data, any exceptional compensation above what would have been paid under the restatement.

The Dodd-Frank Act requires the SEC, by rule, to require that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member.

Corporate Governance

The Dodd-Frank Act clarifies that the SEC may, but is not required to promulgate rules that would require that a company’s proxy materials include a nominee for the board of directors submitted by a shareholder. Although the SEC promulgated rules to accomplish this, these rules were invalidated by a federal appeals court decision. The SEC has said that they will not challenge the ruling, but has not ruled out the possibility that new rules could be proposed.

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

Credit Ratings

The Dodd-Frank Act includes a number of provisions that are targeted at improving the reliability of credit ratings. The SEC has been charged with adopting various rules in this regard.

Consumer Issues

The Dodd-Frank Act creates a new bureau, the CFPB, which has the authority to implement regulations pursuant to numerous consumer protection laws and has supervisory authority, including the power to conduct examination and take enforcement actions, with respect to depository institutions with more than $10 billion in consolidated assets. The CFPB also has authority, with respect to consumer financial services to, among other things, restrict unfair, deceptive or abusive acts or practices, enforce laws that prohibit discrimination and unfair treatment and to require certain consumer disclosures.

Debit Card Interchange Fees

The Dodd-Frank Act provides for a set of new rules requiring that interchange transaction fees for electric debit transactions be “reasonable” and proportional to certain costs associated with processing the transactions. The FRB was given authority to, among other things, establish standards for assessing whether interchange fees are reasonable and proportional. In June 2011, the FRB issued a final rule establishing certain standards and prohibitions pursuant to the Dodd-Frank Act, including establishing standards for debit card interchange fees and allowing for an upward adjustment if the issuer develops and implements policies and procedures reasonably designed to prevent fraud. The provisions regarding debit card interchange fees and the fraud adjustment became effective October 1, 2011. The rules impose requirements on the Bancorp and its banking subsidiary and may negatively impact our revenues and results of operations.

FDIC Matters and Resolution Planning

The Dodd-Frank Act creates an orderly liquidation process that the FDIC can employ for failing financial companies that are not insured depository institutions. The Dodd-Frank Act gives the FDIC new authority to create a widely available emergency financial stabilization program to guarantee the obligations of solvent depository institutions and their holding companies and affiliates during times of severe economic stress. Additionally, Dodd-Frank also codifies many of the temporary changes that had already been implemented, such as permanently increasing the amount of deposit insurance to $250,000.

In September 2011, the FDIC approved an interim final rule that requires an insured depository institution with $50 billion or more in total assets to submit periodic contingency plans to the FDIC for resolution in the event of the institution’s failure. The rule became effective in January 2012, however, submission of plans will be staggered over a period of time. The Bancorp’s banking subsidiary is subject to this rule.

In October 2011, the FRB issued a final rule implementing resolution planning requirements in the Dodd-Frank Act. The final rule requires bank holding companies with assets of $50 billion or more and nonbank financial firms designated by FSOC for supervision by the FRB to annually submit resolution plans to the FDIC and FRB. Each plan shall describe the company’s strategy for rapid and orderly resolution in bankruptcy during times of financial distress. Under the final rule, companies will submit their initial resolution plans on a staggered basis. The Bancorp will be required to submit a resolution plan pursuant to this rule.

Proprietary Trading and Investing in Certain Funds

The Dodd-Frank Act sets forth new restrictions on banking organizations’ ability to engage in proprietary trading and sponsorship of or investment in private equity and hedge funds (the “Volcker rule”). The scope of the new restrictions will be more clear upon adoption of final regulations promulgated under the Volcker rule, however the Volker Rule also generally prohibits any banking entity from sponsoring or acquiring any ownership interest in a private equity or hedge fund. The Volker rule, however, contains a number of exceptions, which exceptions will be clarified upon promulgation of final rules adopted on an interagency basis. The Volker rule permits transactions in the securities of the U.S. government and its agencies, certain government-sponsored enterprises and states and their political subdivisions, as well as certain investments in small business investment companies. Transactions on behalf of customers and in connection with certain underwriting and market making activities, as well as risk-mitigating hedging activities and certain foreign banking activities are also permitted. De minimus ownership of private equity or hedge funds will also be permitted under final regulations as well. In addition to the general

Fifth Third Bancorp	157

prohibition on sponsorship and investment, the Volker rule contains additional requirements applicable to any private equity or hedge fund that is sponsored by the banking entity or for which it serves as investment manager or investment advisor. The Bancorp will be required to demonstrate that it has a satisfactory compliance programs specifically to monitor compliance with the Volcker rule.

Derivatives

The Dodd-Frank Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. To the extent that the Bancorp acts in certain capacities in trading derivatives or trades a certain amount of certain derivatives instruments, then certain affiliates of the Bancorp may be required to register with the Commodity Futures Trading Commission or the SEC. As with the Volcker Rule, the Bancorp will be required to demonstrate that it has a satisfactory compliance program to monitor the activities of any swap dealer or major swap participant registered under the new regulations. The ultimate impact of these derivatives regulations, and the time it will take to comply, continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and negatively impact our revenues and results of operations.

Interstate Bank Branching

The Dodd-Frank Act includes provisions permitting national and insured state banks to engage in de novo interstate branching if, under the laws of the state where the new branch is to be established, as state bank chartered in that state would be permitted to establish a branch.

Systemically Significant Companies and Capital

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

The Dodd-Frank Act instructs the FRB to impose enhanced capital and risk-management standards on large financial firms and mandates the Federal Reserve to conduct annual stress tests on all bank holding companies with $50 billion or more in assets to determine whether they have the capital needed to absorb losses in baseline, adverse, and severely adverse economic conditions. In November 2011, the FRB adopted final rules requiring bank holding companies with $50 billion or more in consolidated assets to submit capital plans to the FRB on an annual basis. Under the final rules, the FRB annually will evaluate an institutions capital adequacy, internal capital adequacy, assessment processes and plans to make capital distributions such as dividend payments and stock repurchases.

Also in November 2011, the FRB launched the 2012 Comprehensive Capital Analysis and Review (“CCAR”), which required certain large organizations, such as the Bancorp, to submit capital plans by January 9, 2012. As part of the CCAR, the FRB will also carry out a supervisory stress test. An organization’s capital adequacy and its plans to make capital distributions will be assessed against a number of criteria, including projected performance under stress scenarios.

In December 2011, the FRB issued proposed rules to strengthen regulation and supervision of large bank holding companies and systemically important nonbank financial firms. The proposed rules would generally apply to all US bank holding companies with consolidated assets of $50 billion or more, such as the Bancorp, and any nonbank financial firms that may be designated by the FSOC as systemically important companies. The proposal, which is mandated by the Dodd-Frank Act, includes a wide range of measures addressing such issues as capital, liquidity, credit exposure, stress testing, risk management and early remediation requirements. In particular, the proposal includes proposed risk-based capital and leverage requirements that would be implemented in two phases, the first phase would be subject to the FRB’s capital plan rule issued in November 2011. The second phase would involve the FRB issuing a proposal to implement a risk-based capital surcharge based on the framework and methodology developed by the Basel Committee on Banking Supervision (the “Basel Committee”), the current version referred to as “Basel III.”

Basel III is designed to materially improve the quality of regulatory capital and introduces a new minimum common equity requirement. Basel III also raises the numerical minimum capital requirements and introduces capital conservation and countercyclical buffers to induce banking organizations to hold capital in excess of regulatory minimums. In addition, Basel III establishes an international leverage standard for internationally active banks. The FRB is working with other U.S. banking regulators to implement the Basel III capital reforms in the United States. It is not anticipated that such implementing rules would be issued until 2013 or 2014 and there would most likely be a phase-in period.

158	Fifth Third Bancorp

ITEM 2.	PROPERTIES

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

At December 31, 2011, the Bancorp, through its banking and non-banking subsidiaries, operated 1,316 banking centers, of which 911 were owned, 274 were leased and 131 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, North Carolina, West Virginia, Pennsylvania, Missouri, and Georgia. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

EXECUTIVE OFFICERS OF THE BANCORP

Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 29, 2012 are listed below along with their business experience during the past 5 years:

Kevin T. Kabat, 55. President and Chief Executive Officer of the Bancorp since June 2006 and April 2007, respectively. Previously, Mr. Kabat was Chairman from June 2008 to June 2010. Previously, Mr. Kabat was Executive Vice President of the Bancorp since December 2003.

Greg D. Carmichael, 50. Executive Vice President and Chief Operating Officer of the Bancorp since June 2006. Prior to that, Mr. Carmichael was the Executive Vice President and Chief Information Officer of the Bancorp since June 2003.

Todd Clossin, 50. Executive Vice President and Chief Administrative Officer of the Bancorp since December 2011. Previously, Mr. Clossin was the President and CEO of Fifth Third Bank (Northeastern Ohio) since January 2005.

Mark D. Hazel, 46. Senior Vice President and Controller of the Bancorp since February 2010. Prior to that, Mr. Hazel was the Assistant Controller of the Bancorp since 2006 and was the Controller of Nonbank entities since 2003.

James R. Hubbard, 53. Senior Vice President and Chief Legal Officer of the Bancorp since February 2010. Prior to that, Mr. Hubbard was the Senior Vice President and Director of Legal Services since June 2001.

Gregory L. Kosch, 52. Executive Vice President of the Bancorp since June 2005. Previously, Mr. Kosch was Senior Vice President and head of the Bancorp’s Commercial Division in the Chicago affiliate since June 2002.

Bruce K. Lee, 51. Executive Vice President and Chief Credit Officer of the Bancorp since October 2011. Previously, Mr. Lee was Executive Vice President of the Bancorp since June 2005. Previously Mr. Lee was President and CEO of Fifth Third Bank (Northwestern Ohio) since July 2002.

Daniel T. Poston, 53. Executive Vice President of the Bancorp since June 2003, and Chief Financial Officer of the Bancorp since September 2009. Previously, Mr. Poston was the Controller of the Bancorp from July 2007 to May 2008 and from November 2008 to September 2009. Previously, Mr. Poston was the Chief Financial Officer of the Bancorp from May 2008 to November 2008. Formerly, Mr. Poston was the Auditor of the Bancorp since October 2001 and was Senior Vice President of the Bancorp and Fifth Third Bank since January 2002.

Paul L. Reynolds, 50. Executive Vice President, Secretary and Chief Risk Officer of the Bancorp since October 2011. Previously, Mr. Reynolds was Executive Vice President, Secretary and Chief Administrative Officer of the Bancorp since September 2009. Previously, Mr. Reynolds was Executive Vice President, Secretary and General Counsel since 2002. Prior to that he was Executive Vice President, General Counsel and Assistant Secretary since 1999.

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

Robert A. Sullivan, 57. Senior Executive Vice President of the Bancorp since December 2002.

Teresa J. Tanner, 43. Executive Vice President and Chief Human Resources Officer of the Bancorp since February 2010. Previously, Ms. Tanner was Senior Vice President and Director of Enterprise Learning since September 2008. Prior to that, she was Human Resources Senior Vice President and Senior Business Partner for the Information Technology and Central Operations divisions since July 2006. Previously, she was Vice President and Senior Business Partner for Operations since September 2004.

Tayfun Tuzun, 47. Senior Vice President and Treasurer of the Bancorp since December of 2011. Previously, Mr. Tuzun was the Assistant Treasurer and Balance Sheet Manager of Fifth Third Bancorp since 2007. Previously, Mr. Tuzun was the Structured Finance Manager since 2007. Prior to that, Mr. Tuzun was the Director of Research and Risk Management at FSI Group since 2004.

Fifth Third Bancorp	159

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Bancorp’s common stock is traded in the over-the-counter market and is listed under the symbol “FITB” on the NASDAQ® Global Select Market System.

High and Low Stock Prices and Dividends Paid Per Share

2011	High	Low	Dividends Paid Per Share
Fourth Quarter	$13.08	$9.60	$0.08
Third Quarter	$13.09	$9.13	$0.08
Second Quarter	$14.15	$11.88	$0.06
First Quarter	$15.75	$13.25	$0.06

2010	High	Low	Dividends Paid Per Share
Fourth Quarter	$15.11	$11.71	$0.01
Third Quarter	$13.81	$10.64	$0.01
Second Quarter	$15.95	$12.00	$0.01
First Quarter	$14.05	$9.81	$0.01

See a discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 3 of the Notes to the Consolidated Financial Statements. Additionally, as of December 31, 2011, the Bancorp had 55,237 shareholders of record.

Issuer Purchases of Equity Securities

Period	Shares Purchased(a)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Shares that May Be Purchased Under the Plans or Programs
October 2011	-	$-	-	19,201,518
November 2011	-	-	-	19,201,518
December 2011	-	-	-	19,201,518
Total		$-	-	19,201,518
(a)	The Bancorp repurchased 48,372, 36,961 and 62,618 shares during October, November and December of 2011 in connection with various employee compensation plans of the Bancorp. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

See further discussion of stock-based compensation in Note 24 of the Notes to the Consolidated Financial Statements.

160	Fifth Third Bancorp

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis

The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the years 2007 through 2011, and 2002 through 2011, respectively, compared to the S&P 500 Stock and the S&P Banks indices.

FIFTH THIRD BANCORP VS. MARKET INDICES

Fifth Third Bancorp	161

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “EXECUTIVE OFFICERS OF THE BANCORP.”

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” of the Bancorp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Bancorp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS,” “COMPENSATION COMMITTEE REPORT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Bancorp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS,” “ELECTION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS” of the Bancorp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 24 of the Notes to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference under the captions “CERTAIN TRANSACTIONS”, “ELECTION OF DIRECTORS”, “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference under the caption “PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES” of the Bancorp’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements Filed	Pages
Report of Independent Registered Public Accounting Firm	76
Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	77-80
Notes to Consolidated Financial Statements	81-151

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

162	Fifth Third Bancorp

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

4.21

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

4.25

Certificate Representing 400 7.25% Trust Preferred Securities of Fifth Third Capital Trust V (liquidation amount $25 per Trust Preferred Security). Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2007.

4.26

Guarantee Agreement, dated as of August 8, 2007 between Fifth Third Bancorp, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee. Incorporated by reference to Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 8, 2007.

4.27

Agreement as to Expense and Liabilities, dated as of August 8, 2007 between Fifth Third Bancorp and Fifth Third Capital Trust V. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2007.

4.28

Replacement Capital Covenant of Fifth Third Bancorp dated as of August 8, 2007. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2007.

4.29

Amendment No. 1 to Replacement Capital Covenant, dated as of November 24, 2010 amending the Replacement Capital Covenant dated as of August 8, 2007. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2010.

4.30

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

4.32

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

4.33

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

4.34

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

4.36

Agreement as to Expense and Liabilities, dated as of October 30, 2007 between Fifth Third Bancorp and Fifth Third Capital Trust VI. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended September 30, 2007.

4.37

Replacement Capital Covenant of Fifth Third Bancorp dated as of October 30, 2007. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007.

4.38

Amendment No. 1 to Replacement Capital Covenant, dated as of November 24, 2010 amending the Replacement Capital Covenant dated as of October 30, 2007. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2010.

4.39

Global security dated as of March 4, 2008 representing Fifth Third Bancorp’s $500,000,000 8.25% Subordinated Notes due 2038. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2008. (1)

4.40

Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and Wilmington Trust Company, as trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008.

4.41	Global security dated as of April 30, 2008 representing Fifth Third Bancorp’s $500,000,000 6.25% Senior Notes due 2013. Incorporated

Fifth Third Bancorp	163

by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008. (2)
4.42

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

4.43

Form of Certificate Representing the 8.50 % Non-Cumulative Perpetual Convertible Preferred Stock, Series G, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2008.

4.44

Form of Depositary Receipt for the 8.50 % Non-Cumulative Perpetual Convertible Preferred Stock, Series G, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2008.

4.45

Supplemental Indenture dated as of January 25, 2011 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third and the Trustee. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2011.

4.46

Global Security dated as of January 25, 2011 representing Fifth Third Bancorp’s $500,000,000 3.625% Senior Notes due 2016. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2011. (3)

10.1	Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors, as Amended and Restated. *
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

10.5	Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. *
10.6	First Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated.*
10.7	Fifth Third Bancorp 2011 Incentive Compensation Plan. Incorporated by reference to the Registrant’s Proxy Statement dated March 10, 2011.*
10.8	Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan.*
10.9	Fifth Third Bancorp 1998 Long-Term Incentive Stock Plan, as Amended. Incorporated by reference to the Exhibits to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*
10.10	Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated.
10.11	First Amendment to Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated.*
10.12	Second Amendment to Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated.*
10.13

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

10.14	Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 9, 2001.*
10.15

Amendment No. 1 to Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006. * .

10.16

Old Kent Executive Stock Option Plan of 1986, as Amended. Incorporated by reference to the following filings by Old Kent Financial Corporation with the Securities and Exchange Commission: Exhibit 10 to Form 10-Q for the quarter ended September 30, 1995; Exhibit 10.19 to Form 8-K filed on March 5, 1997; Exhibit 10.3 to Form 8-K filed on March 2, 2000. *

10.17

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

10.18	Old Kent Executive Stock Incentive Plan of 1997, as Amended. Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1997. *
10.19	Old Kent Stock Incentive Plan of 1999. Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1999. *
10.20	Notice of Grant of Performance Units and Award Agreement. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *
10.21

Notice of Grant of Restricted Stock and Award Agreement (for Executive Officers). Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *

10.22	Notice of Grant of Stock Appreciation Rights and Award Agreement. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *
10.23	Notice of Grant of Restricted Stock and Award Agreement (for Directors). Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *
10.24	Franklin Financial Corporation 1990 Incentive Stock Option Plan. Incorporated by reference to Franklin Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 1989.*
10.25	Franklin Financial Corporation 2000 Incentive Stock Option Plan. Incorporated by reference to Franklin Financial Corporation’s Registration Statement on Form S-8, Registration No. 333-52928. *
10.26

Amended and Restated First National Bankshares of Florida, Inc. 2003 Incentive Plan. Incorporated by reference to First National Bankshares of Florida, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003. *

10.27	Southern Community Bancorp Equity Incentive Plan. Incorporated by reference to Southern Community Bancorp’s Registration Statement on Form SB-2, Registration No. 333-35548. *
10.28	Southern Community Bancorp Director Statutory Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Registration Statement on Form SB-2, Registration No. 333-35548. *
10.29	Peninsula Bank of Central Florida Key Employee Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003. *
10.30	Peninsula Bank of Central Florida Director Stock Option Plan. Incorporated by reference to Southern Community Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003. *
10.31	First Bradenton Bank Amended and Restated Stock Option Plan. Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. *
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

10.36	Letter Agreement, dated December 31, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of

164	Fifth Third Bancorp

the Treasury. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008.
10.37

Form of Waiver, executed by each of Messrs. Kevin Kabat, Ross Kari, Greg Carmichael, Charles Drucker, Bruce Lee, Dan Poston, Robert A. Sullivan and Terry Zink. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008. *

10.38

Form of Letter Agreement, executed by each of Messrs. Kevin Kabat, Ross Kari, Greg Carmichael, Charles Drucker, Bruce Lee, Dan Poston, Robert A. Sullivan and Terry Zink with the Company. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008. *

10.39

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

10.42	Form of Executive Agreement effective January 17, 2012, between Fifth Third Bancorp and Tayfun Tuzun.*
10.43

Form of Amended Executive Agreements effective January 19, 2012, between Fifth Third Bancorp and Daniel T. Poston and Paul L. Reynolds. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2012. *

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

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
21	Fifth Third Bancorp Subsidiaries, as of December 31, 2011.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
99.1	Certification Pursuant to Section 111 (b)(4) of the Emergency Economic Stabilization Act of 2008 by Chief Executive Officer
99.2	Certification Pursuant to Section 111 (b)(4) of the Emergency Economic Stabilization Act of 2008 by Chief Financial Officer
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail. **

(1)	Fifth Third Bancorp also entered into an identical security on March 4, 2008 representing an additional $500,000,000 of its 8.25% Subordinated Notes due 2038.
(2)	Fifth Third Bancorp also entered into an identical security on April 30, 2008 representing an additional $250,000,000 of its 6.25% Senior Notes due 2013.
(3)	Fifth Third Bancorp also entered into an identical security on January 25, 2011 representing an additional $500,000,000 of its 3.625% Senior Notes due 2016.
*	Denotes management contract or compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Fifth Third Bancorp	165

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
Registrant

/s/ Kevin T. Kabat
Kevin T. Kabat
President and CEO
Principal Executive Officer
February 29, 2012

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 29, 2012 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

/s/ Kevin T. Kabat
Kevin T. Kabat
President and CEO
Principal Executive Officer

/s/ Daniel T. Poston
Daniel T. Poston
Executive Vice President and CFO
Principal Financial Officer

/s/ Mark D. Hazel
Mark D. Hazel
Senior Vice President and Controller
Principal Accounting Officer

DIRECTORS:

/s/ William M. Isaac
William M. Isaac
Chairman

/s/ James P. Hackett
James P. Hackett
Lead Director

/s/ Darryl F. Allen
Darryl F. Allen

/s/ B. Evan Bayh III
B. Evan Bayh III

/s/ Ulysses L. Bridgeman, Jr.
Ulysses L. Bridgeman, Jr.

/s/ Emerson L. Brumback
Emerson L. Brumback

/s/ Gary R. Heminger
Gary R. Heminger

/s/ Jewell D. Hoover
Jewell D. Hoover

/s/ Kevin T. Kabat
Kevin T. Kabat

/s/ Mitchel D. Livingston, Ph.D.
Mitchel D. Livingston, Ph.D.

/s/ Michael B. McCallister
Michael B. McCallister

/s/ Hendrik G. Meijer
Hendrik G. Meijer

/s/ John J. Schiff, Jr.
John J. Schiff, Jr.

/s/ Marsha C. Williams
Marsha C. Williams

166	Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS ($ IN MILLIONS)
	Interest-Earning Assets
Year	Loans and Leases	Federal Funds Sold (a)	Interest-Bearing Deposits in Banks (a)	Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets
2011	$80,214	1	2,030	15,437	$97,682	2,352	15,335	$112,666
2010	79,232	11	3,317	16,371	98,931	2,245	14,841	112,434
2009	83,391	12	1,023	17,100	101,526	2,329	14,266	114,856
2008	85,835	438	183	13,424	99,880	2,490	13,411	114,296
2007	78,348	257	147	11,630	90,382	2,275	10,613	102,477
2006	73,493	252	144	20,910	94,799	2,477	8,713	105,238
2005	67,737	88	113	24,806	92,744	2,750	8,102	102,876
2004	57,042	120	195	30,282	87,639	2,216	5,763	94,896
2003	52,414	92	215	28,640	81,361	1,600	5,250	87,481
2002	45,539	155	184	23,246	69,124	1,551	5,007	75,037

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS ($ IN MILLIONS)
Deposits
Year	Demand	Interest Checking	Savings	Money Market	Other Time	Certificates $100,000 and Over	Foreign Office	Total	Short-Term Borrowings	Total
2011	$23,389	18,707	21,652	5,154	6,260	3,656	3,497	$82,315	3,122	$85,437
2010	19,669	18,218	19,612	4,808	10,526	6,083	3,361	82,277	1,926	84,203
2009	16,862	15,070	16,875	4,320	14,103	10,367	2,265	79,862	6,980	86,842
2008	14,017	14,191	16,192	6,127	11,135	9,531	4,220	75,413	10,760	86,173
2007	13,261	14,820	14,836	6,308	10,778	6,466	3,155	69,624	6,890	76,514
2006	13,741	16,650	12,189	6,366	10,500	5,795	3,711	68,952	8,670	77,622
2005	13,868	18,884	10,007	5,170	8,491	4,001	3,967	64,388	9,511	73,899
2004	12,327	19,434	7,941	3,473	6,208	2,403	4,449	56,235	13,539	69,774
2003	10,482	18,679	8,020	3,189	6,426	3,832	3,862	54,490	12,373	66,863
2002	8,952	16,239	9,465	1,162	8,855	2,237	2,018	48,928	7,191	56,119

INCOME ($ IN MILLIONS, EXCEPT PER SHARE DATA)
						Per Share (b)
									Originally Reported
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income (Loss) Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared	Earnings	Diluted Earnings
2011	$4,218	661	2,455	3,758	1,094	1.20	1.18	0.28	1.20	$1.18
2010	4,489	885	2,729	3,855	503	0.63	0.63	0.04	0.63	0.63
2009	4,668	1,314	4,782	3,826	511	0.73	0.67	0.04	0.73	0.67
2008	5,608	2,094	2,946	4,564	(2,180)	(3.91)	(3.91)	0.75	(3.94)	(3.94)
2007	6,027	3,018	2,467	3,311	1,075	1.99	1.98	1.70	2.00	1.99
2006	5,955	3,082	2,012	2,915	1,188	2.13	2.12	1.58	2.14	2.13
2005	4,995	2,030	2,374	2,801	1,548	2.79	2.77	1.46	2.79	2.77
2004	4,114	1,102	2,355	2,863	1,524	2.72	2.68	1.31	2.72	2.68
2003	3,991	1,086	2,398	2,466	1,664	2.91	2.87	1.13	2.91	2.87
2002	4,129	1,430	2,111	2,265	1,530	2.64	2.59	0.98	2.64	2.59

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
		Bancorp Shareholders’ Equity

Year	Common Shares Outstanding	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Book Value Per Share	Allowance for Loan and Leases Losses
2011	919,804,436	$2,051	398	2,792	7,554	470	(64)	$13,201	13.92	$2,255
2010	796,272,522	1,779	3,654	1,715	6,719	314	(130)	14,051	13.06	3,004
2009	795,068,164	1,779	3,609	1,743	6,326	241	(201)	13,497	12.44	3,749
2008	577,386,612	1,295	4,241	848	5,824	98	(229)	12,077	13.57	2,787
2007	532,671,925	1,295	9	1,779	8,413	(126)	(2,209)	9,161	17.18	937
2006	556,252,674	1,295	9	1,812	8,317	(179)	(1,232)	10,022	18.00	771
2005	555,623,430	1,295	9	1,827	8,007	(413)	(1,279)	9,446	16.98	744
2004	557,648,989	1,295	9	1,934	7,269	(169)	(1,414)	8,924	15.99	713
2003	566,685,301	1,295	9	1,964	6,481	(120)	(962)	8,667	15.29	697
2002	574,355,247	1,295	9	2,010	5,465	369	(544)	8,604	14.98	683
(a)	Federal funds sold and interest-bearing deposits in banks are combined in other short-term investments in the Consolidated Financial Statements.
(b)	Adjusted for accounting guidance related to the calculation of earnings per share, which was adopted retroactively on January 1, 2009.

Fifth Third Bancorp	167

DIRECTORS AND OFFICERS

FIFTH THIRD BANCORP DIRECTORS

William M. Isaac, Chairman

Senior Managing Director-Global Head of Financial Institutions

FTI Consulting

James P. Hackett, Lead Director

President & CEO

Steelcase, Inc.

Darryl F. Allen

Retired Chairman

President & CEO

Aeroquip-Vickers, Inc.

B. Evan Bayh III

Partner

McGuireWoods LLP

Ulysses L. Bridgeman, Jr.

President

B.F. Companies

Emerson L. Brumback

Retired President & COO

M&T Bank

Gary R. Heminger

President & CEO

Marathon Petroleum Corporation

Jewell D. Hoover

Principal

Hoover and Associates, LLC

Kevin T. Kabat

President & CEO

Fifth Third Bancorp

Mitchel D. Livingston, Ph.D.

Vice President for Student Affairs

& Chief Diversity Officer

University of Cincinnati

Michael B. McCallister

Chairman & CEO

Humana, Inc.

Hendrik G. Meijer

Co-Chairman & CEO

Meijer, Inc.

John J. Schiff, Jr.

Chairman of the Executive Committee

Cincinnati Financial Corporation

Marsha C. Williams

Retired Senior Vice President & Chief Financial Officer

Orbitz Worldwide, Inc.

DIRECTORS EMERITI

Neil A. Armstrong

Philip G. Barach

John F. Barrett

J. Kenneth Blackwell

Milton C. Boesel, Jr.

Douglas G. Cowan

Thomas L. Dahl

Ronald A. Dauwe

Gerald V. Dirvin

Thomas B. Donnell

Nicholas M. Evans

Richard T. Farmer

Louis R. Fiore

John D. Geary

Ivan W. Gorr

Joseph H. Head, Jr.

Allen M. Hill

William G. Kagler

William J. Keating

Jerry L. Kirby

Robert L. Koch II

Kenneth W. Lowe

Robert B. Morgan

Michael H. Norris

David E. Reese

James E. Rogers

C. Wesley Rowles

George A. Schaefer, Jr.

Donald B. Shackelford

David B. Sharrock

Stephen Stranahan

Dennis J. Sullivan, Jr.

Dudley S. Taft

Thomas W. Traylor

Alton C. Wendzel

FIFTH THIRD BANCORP OFFICERS

Kevin T. Kabat

President & CEO

Greg D. Carmichael

Executive Vice President &

Chief Operating Officer

Todd F. Clossin

Executive Vice President &

Chief Administrative Officer

Mark D. Hazel

Senior Vice President &

Controller

James R. Hubbard

Senior Vice President &

Chief Legal Officer

Gregory L. Kosch

Executive Vice President

Bruce K. Lee

Executive Vice President &

Chief Credit Officer

Daniel T. Poston

Executive Vice President &

Chief Financial Officer

Paul L. Reynolds

Executive Vice President,

Chief Risk Officer & Secretary

Joseph R. Robinson

Executive Vice President &

Chief Information Officer

Robert A. Sullivan

Senior Executive Vice President

Teresa J. Tanner

Executive Vice President &

Chief Human Resources Officer

Tayfun Tuzun

Senior Vice President & Treasurer

AFFILIATE AND MARKET PRESIDENTS

Donald Abel, Jr.

David A. Call

Greg D. Carmichael

John N. Daniel

Karen Dee

David Girodat

Thomas Heiks

Nancy H. Huber

Julie Hughes

Jerry Kelsheimer

Randolph Koporc

Robert W. LaClair

Brian Lamb

Ralph S. Michael III

Jordan A. Miller, Jr.

Thomas Partridge

Reagan Rick

Robert A. Sullivan

Mary E. Tuuk

Michelle L. VanDyke

Thomas G. Welch, Jr.

FIFTH THIRD BANCORP BOARD COMMITTEES

Finance Committee

William M. Isaac, Chair

Emerson L. Brumback

James P. Hackett

Gary R. Heminger

Kevin T. Kabat

Audit Committee

Darryl F. Allen, Chair

Emerson L. Brumback

Jewell D. Hoover

Marsha C. Williams

Human Capital and Compensation Committee

Gary R. Heminger, Chair

Emerson L. Brumback

Mitchel D. Livingston, Ph. D.

Hendrik G. Meijer

Nominating and Corporate Governance Committee

James P. Hackett, Chair

Darryl F. Allen

Ulysses L. Bridgeman, Jr.

Marsha C. Williams

Risk and Compliance Committee

Marsha C. Williams, Chair

B. Evan Bayh III

Ulysses L. Bridgeman, Jr.

Jewell D. Hoover

Hendrik G. Meijer

Trust Committee

Mitchel D. Livingston, Ph.D., Chair

Kevin T. Kabat

John J. Schiff, Jr.

168	Fifth Third Bancorp