Form 10-Q
period 2012-03-31
FIFTH THIRD BANCORP
filed 2012-05-10
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

There were 920,056,340 shares of the Registrant’s common stock, without par value, outstanding as of March 31, 2012.

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

DCF: Discounted Cash Flow

DDAs: Demand Deposit Accounts

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

HFS: Held for Sale

IFRS: International Financial Reporting Standards

IPO: Initial Public Offering

IRC: Internal Revenue Code

IRLC: Interest Rate Lock Commitment

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

TABLE 1: Selected Financial Data

	For the three months ended March 31,
($ in millions, except for per share data)	2012	2011	% Change
Income Statement Data
Net interest income(a)	$903	884	2
Noninterest income	769	584	32
Total revenue(a)	1,672	1,468	14
Provision for loan and lease losses	91	168	(46)
Noninterest expense	973	918	6
Net income attributable to Bancorp	430	265	62
Net income available to common shareholders	421	88	377

Common Share Data
Earnings per share, basic	$0.46	0.10	360
Earnings per share, diluted	0.45	0.10	350
Cash dividends per common share	0.08	0.06	33
Book value per share	14.30	12.80	12
Market value per share	14.04	13.89	1

Financial Ratios (%)
Return on assets	1.49%	0.97	54
Return on average common equity	13.1	3.1	323
Dividend payout ratio	17.4	60.0	(71)
Average equity as a percent of average assets	11.49	11.77	(2)
Tangible common equity(b)	9.02	8.39	8
Net interest margin(a)	3.61	3.71	(3)
Efficiency(a)	58.3	62.5	(7)

Credit Quality
Net losses charged off	$220	367	(40)
Net losses charged off as a percent of average loans and leases	1.08%	1.92	(44)
ALLL as a percent of loans and leases	2.59	3.62	(28)
Allowance for credit losses as a percent of loans and leases(c)	2.81	3.89	(28)
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned(d)	2.03	2.73	(26)

Average Balances
Loans and leases, including held for sale	$83,757	79,379	6
Total securities and other short-term investments	16,735	17,290	(3)
Total assets	116,325	110,844	5
Transaction deposits(e)	77,135	70,161	10
Core deposits(f)	81,686	77,524	5
Wholesale funding(g)	16,596	16,430	1
Bancorp shareholders’ equity	13,366	13,052	2

Regulatory Capital Ratios (%)
Tier I capital	12.20%	12.20	—
Total risk-based capital	16.07	16.27	(1)
Tier I leverage	11.31	11.21	1
Tier I common equity(b)	9.64	8.99	7

(a)	Amounts presented on an FTE basis. The FTE adjustment was $5 for the three months ended March 31, 2012 and 2011.
(b)	The tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of the MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2012, the Bancorp had $117 billion in assets, operated 15 affiliates with 1,315 full-service Banking Centers, including 105 Bank Mart® locations open seven days a week inside select grocery stores, and 2,404 ATMs in 12 states throughout the Midwestern and Southeastern regions of the United States. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has an approximate 39% interest in Vantiv Holding, LLC, formerly Fifth Third Processing Solutions, LLC.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2012, net interest income, on an FTE basis, and noninterest income provided 54% and 46% of total revenue, respectively. The Bancorp derives the majority of its revenues within the United States from customers domiciled in the United States. Revenue from foreign countries and external customers domiciled in foreign countries is immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Senior Notes Offerings

On March 7, 2012, the Bancorp issued $500 million of Senior Notes to third party investors, and entered into a Supplemental Indenture with Wilmington Trust Company, as Trustee, which modified the existing Indenture for Senior Debt Securities dated as of April 30, 2008. The Supplemental Indenture and the Indenture define the rights of the Senior Notes, which Senior Notes are represented by a Global Security dated as of March 7, 2012. The Senior Notes bear a fixed rate of interest of 3.50% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amount of the notes will be due upon maturity on March 15, 2022. The notes will not be subject to the redemption at the Bancorp’s option at any time prior to maturity.

CCAR Results

On March 13, 2012, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2012 CCAR. The FRB indicated to the Bancorp that it did not object to the following capital actions: a continuation of its quarterly common dividend of $0.08 per share; the redemption of up to $1.4 billion in certain trust preferred securities; and the repurchase of common shares in an amount equal to any after-tax gains attributable to the Vantiv, Inc. IPO.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The FRB indicated to the Bancorp that it did object to other elements of its capital plan, including increases in its quarterly common dividend and the initiation of common share repurchases other than those described in the paragraph above. Fifth Third intends to resubmit its capital plan to the FRB as soon as practicable in order to address the reasons for the FRB’s objections.

Vantiv, Inc. IPO

On June 30, 2009, the Bancorp completed the sale of a majority interest in its processing business to Advent International. As part of this transaction, the processing business was contributed into a partnership now known as Vantiv Holding, LLC. Vantiv, Inc., formed by Advent and owned by certain funds managed by Advent, acquired an approximate 51% interest in Vantiv Holding, LLC for cash and warrants. The Bancorp retained the remaining approximate 49% interest in Vantiv Holding.

During the first quarter of 2012, Vantiv, Inc. priced an IPO of its shares and contributed the net proceeds to Vantiv Holding, LLC for additional ownership interests. As a result of this offering, the Bancorp’s ownership of Vantiv Holding, LLC was reduced to approximately 39% and will continue to be accounted for as an equity method investment in the Condensed Consolidated Financial Statements. The impact of the capital contributions to Vantiv Holding, LLC and the resulting dilution in the Bancorp’s interest resulted in a pre-tax gain of $115 million ($75 million after-tax) by the Bancorp.

As of March 31, 2012, the Bancorp continued to hold approximately 84 million units of Vantiv Holding, LLC and a warrant to purchase approximately 20 million incremental Vantiv Holding, LLC non-voting units, both of which may be exchanged for common stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc’s option for cash. In addition, the Bancorp holds approximately 84 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions.

Accelerated Share Repurchase

On April 23, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp will purchase $75 million of its outstanding common stock. The Bancorp will repurchase the shares as part of its previously announced share repurchase program. Under the Master Confirmation, supplemented by a Supplemental Confirmation (together, the “Repurchase Agreement”) between the Bancorp and the counterparty, the Bancorp will pay $75 million and receive a substantial majority of the shares underlying the Repurchase Agreement on April 26, 2012. The actual number of shares of the Bancorp’s common stock to be delivered to the counterparty will be based generally on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. At settlement, the counterparty may be obligated to deliver additional shares of the Bancorp’s common stock to the Bancorp, or the Bancorp may be obligated to make a delivery of common stock, or a payment of cash at the Bancorp’s election, to the counterparty. The Bancorp expects the settlement of the transaction to occur on or before July 26, 2012.

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

The Bancorp was impacted by a number of the components of the Dodd-Frank Act which were implemented during 2011. The CFPB began operations on July 21, 2011 and holds primary responsibility for regulating consumer protection by enforcing existing consumer laws, writing new consumer legislation, conducting bank examinations, monitoring and reporting on markets, as well as collecting and tracking consumer complaints. The FRB final rule implementing the Dodd-Frank Act’s “Durbin Amendment,” which limits debit card interchange fees, was issued on July 21, 2011 for transactions occurring after September 30, 2011. The final rule established a cap on the fees banks with more than $10 billion in assets can charge merchants for debit card transactions. The fee was set at $0.21 per transaction plus an additional 5 bp of the transaction amount and $0.01 to cover fraud losses. The FRB repealed Regulation Q as mandated by the Dodd-Frank Act on July 21, 2011. Regulation Q was implemented as part of the Glass-Steagall Act in the 1930’s and provided a prohibition against the payment of interest on demand deposits. While the total impact of the Dodd-Frank Act on the Bancorp is not currently known, the impact is expected to be substantial and may have an adverse impact on the Bancorp’s financial performance and growth opportunities.

Earnings Summary

The Bancorp’s net income available to common shareholders for the three months ended March 31, 2012 was $421 million, or $0.45 per diluted share, which was net of $9 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the quarter ended March 31, 2011 was $88 million, or $0.10 per diluted share, which was net of $177 million in preferred stock dividends. The preferred stock dividends during the first quarter of 2011 included $153 million in discount accretion resulting from the Bancorp’s repurchase of Series F preferred stock.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income was $903 million for the quarter ended March 31, 2012 compared to $884 million in the first quarter of 2011. Net interest income in the first quarter of 2012 was positively impacted by a $3.8 billion increase in average interest earning assets, a 23 bp decrease in the average rate paid on interest bearing liabilities compared to the first quarter of 2011 and a mix shift to lower cost deposit products. These effects were partially offset by a 29 bp decrease in the average yield on interest earning assets. Net interest margin was 3.61% and 3.71% for the three months ended March 31, 2012 and 2011, respectively.

Noninterest income increased $185 million, or 32%, in the first quarter of 2012 compared to the same period in 2011, primarily as the result of the previously mentioned gain from the Vantiv, Inc. IPO and a $102 million increase in mortgage banking net revenue resulting from an increase in origination fees and gains on loan sales. These impacts were partially offset by a $21 million decrease in card and processing revenue as a result of the implementation of the Durbin Amendment.

Noninterest expense increased $55 million, or six percent, in the first quarter of 2012 compared to the same period in 2011, primarily due to a $63 million increase in total personnel costs (salaries, wages and incentives plus employee benefits) and a $14 million decrease in the benefit from the provision for unfunded commitments and letters of credit. These effects were partially offset by a $34 million decrease in FDIC insurance and other taxes.

Credit Summary

The Bancorp does not originate subprime mortgage loans and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. Over the last few years, the Bancorp has continued to be negatively affected by high unemployment rates, weakened housing markets, particularly in the upper Midwest and Florida, and a challenging credit environment. Credit trends have improved more recently, and as a result, the provision for loan and lease losses decreased to $91 million in the first quarter of 2012 compared to $168 million in the same period last year. In addition, net charge-offs as a percent of average loans and leases decreased to 1.08% during the first quarter of 2012 compared to 1.92% during the same period last year. At March 31, 2012, nonperforming assets as a percent of loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 2.03%, compared to 2.23% at December 31, 2011 and 2.73% at March 31, 2011. For further discussion on credit quality, see the Credit Risk Management section in MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System. As of March 31, 2012, the Tier I capital ratio was 12.20%, the Tier I leverage ratio was 11.31% and the total risk-based capital ratio was 16.07%.

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

The following table reconciles non-GAAP financial measures to U.S. GAAP as of or for the three months ended:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Non-GAAP Financial Measures

($ in millions)	March 31, 2012	December 31, 2011	March 31, 2011
Income before income taxes (U.S. GAAP)	$603	418	377
Add: Provision expense (U.S. GAAP)	91	55	168

Pre-provision net revenue	694	473	545
Net income available to common shareholders (U.S. GAAP)	$421	305	88
Add: Intangible amortization, net of tax	3	3	5

Tangible net income available to common shareholders	424	308	93
Total Bancorp shareholders’ equity (U.S. GAAP)	$13,560	13,201	12,163
Less: Preferred stock	(398)	(398)	(398)
Goodwill	(2,417)	(2,417)	(2,417)
Intangible assets	(36)	(40)	(55)

Tangible common equity, including unrealized gains / losses	10,709	10,346	9,293
Less: Accumulated other comprehensive income	(468)	(470)	(263)

Tangible common equity, excluding unrealized gains / losses (1)	10,241	9,876	9,030
Add: Preferred stock	398	398	398

Tangible equity (2)	$10,639	10,274	9,428

Total assets (U.S. GAAP)	$116,747	116,967	110,485
Less: Goodwill	(2,417)	(2,417)	(2,417)
Intangible assets	(36)	(40)	(55)
Accumulated other comprehensive income, before tax	(720)	(723)	(405)

Tangible assets, excluding unrealized gains / losses (3)	$113,574	113,787	107,608

Total Bancorp shareholders’ equity (U.S. GAAP)	$13,560	13,201	12,163
Less: Goodwill and certain other intangibles	(2,518)	(2,514)	(2,546)
Accumulated other comprehensive income	(468)	(470)	(263)
Add: Qualifying trust preferred securities	2,248	2,248	2,763
Other	38	38	12

Tier I capital	12,860	12,503	12,129
Less: Preferred stock	(398)	(398)	(398)
Qualifying trust preferred securities	(2,248)	(2,248)	(2,763)
Qualified noncontrolling interests in consolidated subsidiaries	(50)	(50)	(30)

Tier I common equity (4)	$10,164	9,807	8,938

Risk-weighted assets (5) (a)	$105,412	104,945	99,392

Ratios:
Tangible equity (2) / (3)	9.37%	9.03	8.76
Tangible common equity (1) / (3)	9.02%	8.68	8.39
Tier I common equity (4) / (5)	9.64%	9.35	8.99

(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in the Bancorp’s total risk-weighted assets.

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. These accounting policies are discussed in detail in Management’s Discussion and Analysis – Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011. No material changes were made to the valuation techniques or models during the three months ended March 31, 2012.

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

Table 3 presents the components of net interest income, net interest margin and net interest rate spread for the three months ended March 31, 2012 and 2011, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income was $903 million for the first quarter of 2012, an increase of $19 million compared to the first quarter of 2011. Included within net interest income are amounts related to the accretion of discounts on acquired loans and deposits, primarily as a result of acquisitions in previous years, which increased net interest income by $8 million and $13 million during the first quarter of 2012 and 2011, respectively. The original purchase accounting discounts reflected the high discount rates in the market at the time of the acquisitions; the total loan discounts are being accreted into net interest income over the remaining period to maturity of the loans acquired. Based upon the remaining period to maturity, and excluding the impact of prepayments, the Bancorp anticipates recognizing approximately $9 million in additional net interest income during the remainder of 2012 as a result of the amortization and accretion of premiums and discounts on acquired loans and deposits.

For the three months ended March 31, 2012, net interest income was positively impacted by a $4.4 billion increase in average loans as well as a decrease in interest expense compared to the same period in 2011. Partially offsetting these benefits were lower yields on the Bancorp’s interest-earning assets. The increase in average loans was driven primarily by increases in commercial and industrial loans and residential mortgage loans compared to the quarter ended March 31, 2011. The decrease in interest expense was primarily the result of a 23 bp decrease in the rate paid on interest bearing liabilities from the quarter ended March 31, 2011, coupled with a continued mix shift to lower cost core deposits, partially offset by increased interest expense on long-term debt. For the quarter ended March 31, 2012, the net interest rate spread decreased to 3.39% from 3.45% in the first quarter of 2011 as the benefit of the decrease in rates on interest bearing liabilities was more than offset by a 29 bp decrease in yield on average interest earnings assets.

Net interest margin was 3.61% for the quarter ended March 31, 2012, compared to 3.71% in the same period in 2011. Net interest margin was impacted by the amortization and accretion of premiums and discounts on acquired loans and deposits that resulted in an increase in net interest margin of 3 bp during the first quarter of 2012 compared to an increase of 5 bp during the first quarter of 2011. Exclusive of these amounts, net interest margin decreased 8 bp for the quarter ended March 31, 2012 compared to the same period in the prior year primarily as the result of the previously mentioned decline in the yield on average interest-earning assets and securities and higher average balances on interest earning assets, partially offset by a mix shift to lower cost core deposits and an increase in free funding balances.

Total average interest-earning assets increased four percent for the quarter ended March 31, 2012 compared to the prior year primarily as the result of a 15% increase in average commercial and industrial loans and a 20% increase in average residential mortgage loans. For more information on the Bancorp’s loan and lease portfolio, see the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Interest income from loans and leases decreased $12 million, or one percent, compared to the three months ended March 31, 2011 driven primarily by a 33 bp decrease in average loan yields partially offset by a six percent increase in average loans. Yields across much of the loan and lease portfolio decreased as the result of lower interest rates on newly originated loans. Interest income from investment securities and short-term investments decreased $8 million, or five percent, from the prior year primarily as the result of a 28 bp decrease in the average yield on taxable securities.

Average core deposits increased $4.2 billion, or five percent, compared to the three months ended March 31, 2011 primarily due to an increase in average demand deposits and average interest checking deposits partially offset by decreases in average foreign office deposits and average time deposits. The cost of average core deposits decreased to 22 bp in the first quarter of 2012 compared to 45 bp from the prior year. This decrease was primarily the result of a mix shift to lower cost core deposits as a result of run-off of higher priced CDs combined with a 22 bp decrease in the rate paid on average savings deposits and a 74 bp decrease in the rate paid on average other time deposits compared to the three months ended March 31, 2011.

Interest expense on wholesale funding was flat for the quarter ended March 31, 2012, compared to the same period in the prior year, as certificates of deposit $100,000 and over incurred both a $1.0 billion decrease in average balances coupled with a 44 bp decrease in rate, offset by a 46 bp increase in the rate paid on long-term debt. During the quarters ended March 31, 2012 and 2011, wholesale funding represented 23% of interest bearing liabilities. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the three months ended	March 31, 2012			March 31, 2011			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield Rate	Average Balance	Revenue/ Cost	Average Yield Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$31,421	$328	4.20%	$27,404	$301	4.45%	$45	(18)	27
Commercial mortgage	10,077	99	3.95	10,816	110	4.11	(7)	(4)	(11)
Commercial construction	1,008	8	3.04	2,085	16	3.15	(7)	(1)	(8)
Commercial leases	3,543	33	3.79	3,364	35	4.17	1	(3)	(2)

Subtotal – commercial	46,049	468	4.09	43,669	462	4.29	32	(26)	6
Residential mortgage loans	12,928	134	4.17	10,736	124	4.67	24	(14)	10
Home equity	10,606	101	3.85	11,376	111	3.96	(7)	(3)	(10)
Automobile loans	11,882	118	3.99	11,070	139	5.10	11	(32)	(21)
Credit card	1,926	45	9.43	1,852	48	10.43	2	(5)	(3)
Other consumer loans/leases	366	37	40.13	676	31	18.54	(18)	24	6

Subtotal – consumer	37,708	435	4.64	35,710	453	5.14	12	(30)	(18)

Total loans and leases	83,757	903	4.34	79,379	915	4.67	44	(56)	(12)
Securities:
Taxable	15,313	140	3.68	15,156	147	3.96	2	(9)	(7)
Exempt from income taxes(b)	59	1	5.60	197	2	4.77	(2)	1	(1)
Other short-term investments	1,363	1	0.26	1,937	1	0.25	—	—	—

Total interest-earning assets	100,492	1,045	4.18	96,669	1,065	4.47	44	(64)	(20)
Cash and due from banks	2,345			2,268
Other assets	15,734			14,897
Allowance for loan and lease losses	(2,246)			(2,990)

Total assets	$116,325			$110,844

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$22,308	$12	0.22%	$18,539	$13	0.28%	$1	(2)	(1)
Savings	21,944	11	0.21	21,324	23	0.43	1	(13)	(12)
Money market	4,543	3	0.22	5,136	4	0.32	—	(1)	(1)
Foreign office deposits	2,277	2	0.26	3,580	3	0.31	(1)	—	(1)
Other time deposits	4,551	18	1.62	7,363	42	2.36	(14)	(10)	(24)
Certificates—$100,000 and over	3,178	12	1.55	4,226	21	1.99	(5)	(4)	(9)
Other deposits	19	—	0.08	1	—	0.05	—	—	—
Federal funds purchased	370	—	0.10	310	—	0.14	—	—	—
Other short-term borrowings	3,261	1	0.12	1,638	1	0.19	1	(1)	—
Long-term debt	9,768	83	3.41	10,255	74	2.95	(3)	12	9

Total interest-bearing liabilities	72,219	142	0.79	72,372	181	1.02	(20)	(19)	(39)
Demand deposits	26,063			21,582
Other liabilities	4,627			3,809

Total liabilities	102,909			97,763
Total equity	13,416			13,081

Total liabilities and equity	$116,325			$110,844

Net interest income		$903			$884		$64	(45)	19
Net interest margin			3.61%			3.71%
Net interest rate spread			3.39			3.45
Interest-bearing liabilities to interest-earning assets			71.86			74.87

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table are $5 for the three months ended March 31, 2012 and 2011.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses within the loan and lease portfolio that is based on factors previously discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011. The provision is recorded to bring the ALLL to a level deemed appropriate by the Bancorp to cover losses inherent in the portfolio. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans actually removed from the Condensed Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The provision for loan and lease losses decreased to $91 million for the three months ended March 31, 2012 compared to $168 million during the same period in 2011. The decrease in provision expense compared to the same period in the prior year was due to decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases, and improvement in underlying loss trends. The ALLL declined $679 million from $2.8 billion at March 31, 2011 to $2.1 billion at March 31, 2012. As of March 31, 2012, the ALLL as a percent of loans and leases decreased to 2.59%, compared to 3.62% at March 31, 2011.

Refer to the Credit Risk Management section of the MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements for more detailed information on the provision for loan and lease losses, including an analysis of loan portfolio composition, nonperforming assets, net charge-offs, and other factors considered by the Bancorp in assessing the credit quality of the loan and lease portfolio and the ALLL.

Noninterest Income

Noninterest income increased $185 million, or 32%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The components of noninterest income are as follows:

TABLE 4: Noninterest Income

	For the three months
	ended March 31,		Percent
($ in millions)	2012	2011	Change
Mortgage banking net revenue	$204	102	100
Service charges on deposits	129	124	4
Corporate banking revenue	97	86	13
Investment advisory revenue	96	98	(2)
Card and processing revenue	59	80	(26)
Other noninterest income	175	81	116
Securities gains, net	9	8	13
Securities gains, net-non-qualifying hedges on mortgage servicing rights	—	5	NM

Total noninterest income	$769	584	32

Mortgage banking net revenue

Mortgage banking net revenue increased $102 million in the first quarter of 2012 compared to the first quarter of 2011. The components of mortgage banking net revenue are as follows:

TABLE 5: Components of Mortgage Banking Net Revenue

	For the three months ended March 31,
($ in millions)	2012	2011
Origination fees and gains on loan sales	$174	62
Net servicing revenue:
Gross servicing fees	61	58
Servicing rights amortization	(46)	(28)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	15	10

Net servicing revenue	30	40

Mortgage banking net revenue	$204	102

Origination fees and gains on loan sales increased $112 million in the first quarter of 2012 compared to the same period in 2011 as the result of a 64% increase in residential mortgage loan originations compared to 2011 coupled with an increase in profit margins on sold residential mortgage loans. Residential mortgage loan originations increased to $6.4 billion during the first quarter of 2012 compared to $3.9 billion during the same period in 2011. The increase in originations is primarily due to strong refinancing activity as mortgage rates remain at historical lows.

Net servicing revenue is comprised of gross servicing fees and related servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net servicing revenue decreased $10 million during the first quarter of 2012 compared to the same period in 2011, driven primarily by an $18 million increase in servicing rights amortization as a result of an increase in prepayments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The net valuation adjustment of $15 million during the first quarter of 2012 included an $11 million recovery on temporary impairment on the MSRs as well as $4 million in gains from derivatives economically hedging the MSRs. The gain in the net valuation adjustment is reflective of refinancing activity in recent years that has contributed to prepayments being less sensitive to lower mortgage rates due to customers taking advantage of these lower rates in earlier periods, as well as the impact of tighter underwriting standards. Gross servicing fees increased $3 million in the first quarter of 2012 compared to the same period in 2011 as a result of an increase in the size of the Bancorp’s servicing portfolio. The Bancorp’s total residential loans serviced as of March 31, 2012, December 31, 2011 and March 31, 2011 was $72.9 billion, $70.6 billion and $66.0 billion, respectively, with $60.4 billion, $57.1 billion and $55.4 billion, respectively, of residential mortgage loans serviced for others.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. There were no sales of securities related to the Bancorp’s non-qualifying hedging strategy during the first quarter of 2012. Net gains on sales of these securities were $5 million for the quarter ended March 31, 2011, which were recorded in securities gains, net, non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income.

Service charges on deposits

Service charges on deposits increased $5 million in the first quarter of 2012 compared to the same period in 2011. This increase was primarily driven by commercial deposit revenue which increased $5 million, or seven percent, compared to the first quarter of 2011 due to an increase in commercial account relationships. Earnings credits paid on customer balances were flat compared to the first quarter of 2011. Commercial customers receive earnings credits to offset the fees charged for banking services on their deposit accounts such as account maintenance, lockbox, ACH transactions, wire transfers and other ancillary corporate treasury management services. Earnings credits are based on the customer’s average balance in qualifying deposits multiplied by the crediting rate. Qualifying deposits include demand deposits and interest-bearing checking accounts. The Bancorp has a standard crediting rate that is adjusted as necessary based on the competitive market conditions and changes in short-term interest rates.

Corporate banking revenue

Corporate banking revenue increased $11 million in the first quarter of 2012 compared to the same period in 2011. The increase from the prior year was primarily driven by higher syndication fees due to increased market and business activity during the first quarter of 2012. In addition, improved business lending fees, institutional sales revenue and lease fees contributed to the increase compared to prior year primarily as a result of increased refinancing activities in the current market environment.

Investment advisory revenue

Investment advisory revenue was relatively flat in the first quarter of 2012 compared to the same period in 2011, as a decline in mutual fund fees was offset by the positive impact of an overall increase in equity and bond market values. As of March 31, 2012, the Bancorp had approximately $296 billion in total assets under care and managed $26 billion in assets for individuals, corporations and not-for-profit organizations.

On April 5, 2012, the Bancorp announced that FTAM entered into two agreements under which a third party will acquire assets of 16 mutual funds from FTAM and another third party will acquire certain assets relating to the management of Fifth Third money market funds. The closings of the transactions are subject to certain conditions and approvals and are expected to be completed in the third quarter of 2012. The transactions are not expected to have a material impact on the Bancorp’s results.

Card and processing revenue

Card and processing revenue decreased $21 million in the first quarter of 2012 compared to the same period in 2011. The decrease was primarily the result of the impact of the implementation of the Dodd-Frank Act’s debit card interchange fee cap in the fourth quarter of 2011. This impact was partially offset by increased debit and credit card transaction volumes.

Other noninterest income

The major components of other noninterest income are as follows:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Components of Other Noninterest Income

	For the three months ended March 31,
($ in millions)	2012	2011
Gain on Vantiv, Inc. IPO	$115	—
Operating lease income	14	15
Cardholder fees	11	9
BOLI income	9	11
Insurance income	7	8
Consumer loan and lease fees	7	7
Banking center income	7	7
Gain on loan sales	5	17
Loss on sale of OREO	(17)	(2)
Equity method (loss) earnings from interest in Vantiv Holding, LLC	(24)	9
Other, net	41	—

Total other noninterest income	$175	81

Other noninterest income increased $94 million in the first quarter of 2012 compared to the same period in 2011 primarily due to a $115 million gain from the Vantiv, Inc. IPO. Excluding this impact, other noninterest income declined $21 million compared to the first quarter of 2011, driven by $24 million in losses related to the equity method income recorded from the Bancorp’s ownership interest in Vantiv Holding, LLC. The $24 million of equity method losses is comprised of $34 million in debt termination charges incurred in connection with the refinancing of Vantiv Holding, LLC debt held by the Bancorp partially offset by $10 million in first quarter equity method earnings. Additionally, other noninterest income decreased due to a $19 million charge related to the increase in fair value of the liability on the swap associated with the sale of Visa, Inc. Class B shares; a decrease of $12 million in the gains on loan sales and a $15 million increase in losses on the sale of OREO. These impacts were partially offset by $46 million in positive valuation adjustments on the warrants and put options issued as part of the Bancorp’s sale of its processing business, recorded in the “other” caption above. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B shares and the valuation of warrants and put options associated with the sale of the processing business, see Note 18 of the Notes to Condensed Consolidated Financial Statements.

Noninterest Expense

Total noninterest expense increased $55 million, or six percent, in the first quarter of 2012 compared to the same period in 2011. The major components of other noninterest expense are as follows:

TABLE 7: Noninterest Expense

	For the three months ended March 31,		Percent Change
($ in millions)	2012	2011
Salaries, wages and incentives	$399	351	14
Employee benefits	112	97	15
Net occupancy expense	77	77	—
Technology and communications	47	45	4
Card and processing expense	30	29	3
Equipment expense	27	29	(7)
Other noninterest expense	281	290	(3)

Total noninterest expense	$973	918	6

Efficiency ratio	58.3%	62.5

Total personnel costs increased $63 million, or 14%, compared to the first quarter of 2011 due to an increase in base and incentive compensation driven by higher compensation costs reflecting strong results within mortgage and corporate banking, as well as higher employee benefits expense. Full time equivalent employees totaled 21,206 at March 31, 2012 compared to 20,837 at March 31, 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 8: Components of Other Noninterest Expense

	For the three months ended March 31,
($ in millions)	2012	2011
Loan and lease	$45	46
Losses and adjustments	40	29
Affordable housing investments impairment	27	25
Marketing	23	22
FDIC insurance and other taxes	18	52
Postal and courier	13	13
Travel	13	12
Professional services fees	11	15
Operating lease	10	11
Recruitment and education	7	7
OREO	5	13
Insurance	5	12
Intangible asset amortization	4	7
Provision for unfunded commitments and letters of credit	(2)	(16)
Other, net	62	42

Total other noninterest expense	$281	290

Total other noninterest expense decreased $9 million, or three percent, in the first quarter of 2012 compared to the same period in 2011. Other noninterest expense was impacted by a $34 million decline in FDIC insurance and other taxes due primarily to $23 million in expense reduction from an agreement reached on certain outstanding disputes for non-income tax related assessments. Additionally, contributing to this decline was the FDIC’s implementation of amended regulations, effective April 1, 2011, that revised the Federal Deposit Insurance Act. The amended regulations modified the definition of an institution’s deposit insurance assessment base from domestic deposits to quarterly average total assets less quarterly average tangible equity (defined as Tier I capital) as well as the assessment rate calculation. These effects were partially offset by a $12 million increase in legal expense, a $12 million increase in debt termination charges and a $7 million increase in the expense related to the reserve for representation and warranty claims, recorded in losses and adjustments. In addition, the provision for unfunded commitments and letters of credit was a benefit of $2 million in the first quarter of 2012 compared to a benefit of $16 million during the same period in 2011. The reduction in the benefit was due to a leveling off of loss rates in the first quarter of 2012 as well as an increase in the unfunded commitments for which the Bancorp holds reserves compared to the first quarter of 2011.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 58.3% for the three months ended March 31, 2012, compared to 62.5% in the same period in 2011.

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 9: Applicable Income Taxes

	For the three months ended March 31,
($ in millions)	2012	2011
Income before income taxes	$603	377
Applicable income tax expense	173	112
Effective tax rate	28.6%	29.7

Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments, certain gains on sales of leases that are exempt from federal taxation and tax credits, partially offset by the effect of certain nondeductible expenses. The tax credits are associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC, and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

Deductibility of Executive Compensation

Certain sections of the IRC limit the deductibility of compensation paid to or earned by certain executive officers of a public company. This has historically limited the deductibility of certain executive compensation to $1 million per executive officer, and the Bancorp’s compensation philosophy has been to position pay to ensure deductibility. However, both the amount of the executive compensation that is deductible for certain executive officers and the allowable compensation vehicles changed as a result of the Bancorp’s participation in TARP. In particular, the Bancorp was not permitted to deduct compensation earned by certain executive officers in excess of $500,000 per executive officer as a result of the Bancorp’s participation in TARP. Therefore, a portion of the compensation earned by certain executive officers was

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

not deductible by the Bancorp for the period in which the Bancorp participated in TARP. Subsequent to ending its participation in TARP, certain limitations on the deductibility of executive compensation will continue to apply to some forms of compensation earned while under TARP. The Bancorp’s Compensation Committee determined that the underlying executive compensation programs are appropriate and necessary to attract, retain and motivate senior executives, and that failing to meet these objectives creates more risk for the Bancorp and its value than the financial impact of losing the tax deduction. For the year ended 2011, the total tax impact for non-deductible compensation was $2 million.

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its loans and leases based upon the primary purpose of the loan. Table 10 summarizes end of period loans and leases, including loans held for sale and Table 11 summarizes average total loans and leases, including loans held for sale.

TABLE 10: Components of Total Loans and Leases (includes held for sale)

	March 31, 2012		December 31, 2011		March 31, 2011
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$32,203	39	30,828	38	27,431	35
Commercial mortgage loans	9,976	12	10,214	12	10,617	14
Commercial construction loans	916	1	1,037	1	2,020	3
Commercial leases	3,512	4	3,531	4	3,367	4

Subtotal – commercial	46,607	56	45,610	55	43,435	56

Consumer:
Residential mortgage loans	12,523	15	13,474	16	10,556	13
Home equity	10,493	13	10,719	13	11,222	14
Automobile loans	11,832	14	11,827	14	11,129	14
Credit card	1,896	2	1,978	2	1,821	2
Other consumer loans and leases	346	—	364	—	593	1

Subtotal – consumer	37,090	44	38,362	45	35,321	44

Total loans and leases	$83,697	100	83,972	100	78,756	100

Total portfolio loans and leases (excludes loans held for sale)	$82,113		81,018		77,465

Total loans and leases, including held for sale, decreased $275 million from December 31, 2011 and increased $4.9 billion, or six percent, from March 31, 2011. The decrease from December 31, 2011 was due to a decrease of $1.3 billion, or three percent, in consumer loans and leases partially offset by an increase of $997 million, or two percent, in commercial loans and leases. The increase from March 31, 2011 was due to an increase of $3.2 billion, or seven percent, in commercial loans and leases and an increase of $1.8 billion, or five percent, in consumer loans and leases.

Total commercial loans and leases increased from December 31, 2011 and March 31, 2011 primarily due to an increase in commercial and industrial loans partially offset by a decrease in commercial mortgage loans and commercial construction loans. Commercial and industrial loans increased $1.4 billion, or four percent, from December 31, 2011 and $4.8 billion, or 17%, from March 31, 2011 due to an increase in new loan origination activity due to increase in demand and an increase in line utilization rates. Commercial construction loans decreased $121 million, or 12%, from December 31, 2011 and $1.1 billion, or 55%, from March 31, 2011 and commercial mortgage loans decreased $238 million, or two percent, from December 31, 2011 and $641 million, or six percent, from March 31, 2011 due to continued run-off in these loan categories. The run-off reflects weak customer demand, tightened underwriting standards and previous suspensions of new homebuilder and developer lending and non-owner occupied real estate lending.

Total consumer loans and leases decreased from December 31, 2011 primarily due to a decrease in residential mortgage loans and home equity loans. Residential mortgage loans decreased $951 million, or seven percent, from December 31, 2011 due to the sale of $1.4 billion of residential mortgage loans held for sale during the first quarter of 2012. The decrease in residential mortgage loans was partially offset by management’s decision to retain certain shorter term residential mortgage loans originated through the Bancorp’s retail branches. Home equity loans decreased $226 million, or two percent, due to decreased customer demand.

Total consumer loans and leases increased from March 31, 2011 primarily due to an increase in residential mortgage loans and automobile loans partially offset by a decrease in home equity loans. Residential mortgage loans increased $2.0 billion, or 19%, from March 31, 2011 primarily due to management’s decision to retain certain shorter term residential mortgage loans originated through the Bancorp’s retail branches throughout 2011 and 2012 and stronger loan production in the first quarter of 2012 compared to the first quarter of 2011. Automobile loans increased $703 million, or six percent, from March 31, 2011 due to strong origination volumes through consistent and competitive pricing, enhanced customer service with our dealership network, and disciplined sales execution. Home equity loans decreased $729 million, or seven percent, due to decreased customer demand.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 11: Components of Average Total Loans and Leases (includes held for sale)

	March 31, 2012		December 31, 2011		March 31, 2011
For the three months ended ($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$31,421	38	29,954	36	27,404	34
Commercial mortgage loans	10,077	12	10,350	13	10,816	14
Commercial construction loans	1,008	1	1,155	1	2,085	3
Commercial leases	3,543	4	3,352	4	3,364	4

Subtotal – commercial	46,049	55	44,811	54	43,669	55

Consumer:
Residential mortgage loans	12,928	16	12,638	16	10,736	14
Home equity	10,606	13	10,810	13	11,376	14
Automobile loans	11,882	14	11,696	14	11,070	14
Credit card	1,926	2	1,906	2	1,852	2
Other consumer loans and leases	366	—	417	1	676	1

Subtotal – consumer	37,708	45	37,467	46	35,710	45

Total average loans and leases	$83,757	100	82,278	100	79,379	100

Total portfolio loans and leases (excludes loans held for sale)	$81,500		79,914		77,636

Average total loans and leases, including held for sale, increased $1.5 billion, or two percent, from December 31, 2011 and increased $4.4 billion, or six percent, from March 31, 2011. The increase from December 31, 2011 was driven by an increase of $1.2 billion, or three percent, in average commercial loans and leases and an increase of $241 million, or one percent, in average consumer loans and leases. The increase from March 31, 2011 was due to an increase of $2.4 billion, or five percent, in average commercial loans and leases and an increase of $2.0 billion, or six percent, in average consumer loans and leases.

Average total commercial loans and leases increased from December 31, 2011 due to an increase of $1.5 billion, or five percent, in average commercial and industrial loans, partially offset by a decrease of $273 million, or three percent, in average commercial mortgage loans and a decrease of $147 million, or 13%, in average commercial construction loans. Average commercial and industrial loans increased due to an increase in new loan origination activity due to increased demand. Average commercial mortgage loans and average commercial construction loans decreased due to continued run-off in these loan categories as previously discussed. Average total commercial loans and leases increased from March 31, 2011 due to an increase of $4.0 billion, or 15%, in average commercial and industrial loans, partially offset by a decrease of $1.1 billion, or 52%, in average commercial construction loans, and a decrease of $739 million, or seven percent, in average commercial mortgage loans due to the reasons previously discussed.

The increase in average consumer loans and leases from December 31, 2011 was due to an increase in average residential mortgage loans and average automobile loans, partially offset by a decrease in average home equity loans. Average residential mortgage loans increased $290 million, or two percent, due to management’s decision to retain certain shorter term residential mortgage loans originated through the Bancorp’s retail branches. Average automobile loans increased $186 million, or two percent, due to seasonality. Average home equity loans decreased $204 million, or two percent, due to decreased customer demand. The increase in average consumer loans and leases from March 31, 2011 was due to an increase of $2.2 billion, or 20%, in average residential mortgage loans and an increase of $812 million, or seven percent, in average automobile loans, partially offset by a decrease of $770 million, or seven percent, in average home equity loans due to the reasons previously discussed in the year-over-year end of period discussion above.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of March 31, 2012, total investment securities were $16.6 billion compared to $15.9 billion at December 31, 2011 and $15.7 billion at March 31, 2011.

Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information on OTTI.

At March 31, 2012, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio. Additionally, there was approximately $119 million of securities classified as below investment grade as of March 31, 2012, compared to $122 million as of December 31, 2011 and $134 million as of March 31, 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 12: Components of Investment Securities

($ in millions)	March 31, 2012	December 31, 2011	March 31, 2011
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and government agencies	$51	171	225
U.S. Government sponsored agencies	1,782	1,782	1,669
Obligations of states and political subdivisions	210	96	152
Agency mortgage-backed securities	9,834	9,743	10,439
Other bonds, notes and debentures(a)	2,315	1,792	1,177
Other securities(b)	1,149	1,030	1,045

Total available-for-sale and other securities	$15,341	14,614	14,707

Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$319	320	341
Other bonds, notes and debentures	2	2	5

Total held-to-maturity	$321	322	346

Trading: (fair value)
Obligations of states and political subdivisions	$20	9	21
Agency mortgage-backed securities	19	11	35
Other bonds, notes and debentures	11	13	11
Other securities	145	144	149

Total trading	$195	177	216

(a)	Other bonds, notes, and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(b)	Other securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

Available-for-sale securities on an amortized cost basis increased $727 million, or five percent, from December 31, 2011 due to an increase in other bonds, notes and debentures, other securities, and obligations of states and political subdivisions, partially offset by a decrease in U.S. Treasury and government agency securities. Other bonds, notes, and debentures increased $523 million, or 29%, primarily due to $580 million in purchases of commercial mortgage-backed securities, asset-backed securities, and corporate bonds during the first quarter of 2012. Other securities increased $119 million, or 12%, as excess cash from the run-off of short-term investments was re-invested primarily in money market mutual funds. The increase of $114 million, or 119%, in obligations of states and political subdivision securities was due to a decrease of $120 million, or 70%, in U.S. Treasury and government agencies securities as these securities matured and the excess cash was reinvested in obligations of states and political subdivisions securities.

Available-for-sale securities on an amortized cost basis increased $634 million, or four percent, from March 31, 2011 primarily due to an increase in other bonds, notes and debentures partially offset by a decrease in agency-mortgage backed securities. Other bonds, notes, and debentures increased $1.1 billion, or 97%, as excess cash from the maturities of agency mortgage-backed securities was reinvested in other bonds, notes, and debentures. The remaining increase in other bonds, notes and debentures was due to purchases of commercial mortgage backed securities, asset-backed securities, and corporate bonds during the year.

At March 31, 2012 and March 31, 2011, available-for-sale securities were 15% of total interest-earning assets compared to 14% at December 31, 2011. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 3.9 years at March 31, 2012, 3.6 years at December 31, 2011, and 4.6 years at March 31, 2011. In addition, at March 31, 2012, the available-for-sale securities portfolio had a weighted-average yield of 3.69%, compared to 3.66% at December 31, 2011 and 4.30% at March 31, 2011.

Information presented in Table 13 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale securities portfolio were $752 million at March 31, 2012, compared to $748 million at December 31, 2011 and $428 million at March 31, 2011. The increase in net unrealized gains from March 31, 2011 was due to a continued low interest rate environment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 13: Characteristics of Available-for-Sale and Other Securities

As of March 31, 2012 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and government agencies:
Average life of one year or less	$50	50	0.5	1.44%
Average life 5 – 10 years	1	1	6.9	1.61

Total	51	51	0.6	1.44
U.S. Government sponsored agencies:
Average life of one year or less	50	51	0.5	1.54
Average life 1 – 5 years	1,129	1,231	3.9	3.39
Average life 5 – 10 years	603	672	5.2	3.69

Total	1,782	1,954	4.3	3.44
Obligations of states and political subdivisions:(a)
Average life of one year or less	121	121	0.1	3.94
Average life 1 – 5 years	53	53	2.9	0.11
Average life 5 – 10 years	34	38	8.5	5.92
Average life greater than 10 years	2	2	12.3	0.01

Total	210	214	2.3	3.27
Agency mortgage-backed securities:
Average life of one year or less	500	517	0.7	4.80
Average life 1 – 5 years	8,520	8,975	3.5	3.91
Average life 5 – 10 years	798	849	7.4	3.90
Average life greater than 10 years	16	17	10.4	4.24

Total	9,834	10,358	3.7	3.96
Other bonds, notes and debentures:
Average life of one year or less	209	216	0.5	5.33
Average life 1 – 5 years	1,366	1,393	3.2	2.61
Average life 5 – 10 years	649	662	6.6	2.49
Average life greater than 10 years	91	94	27.5	3.26

Total	2,315	2,365	4.9	2.85
Other securities	1,149	1,151

Total available-for-sale and other securities	$15,341	16,093	3.9	3.69%

(a)	Taxable-equivalent yield adjustments included in the above table are 0.14%, 0.03%, 2.00%, 0.01% and 0.42% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 71% of the Bancorp’s asset funding base for all periods presented.

TABLE 14: Deposits

	March 31, 2012		December 31, 2011		March 31, 2011
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$26,385	31	27,600	32	22,066	27
Interest checking	23,971	28	20,392	24	18,597	23
Savings	22,245	26	21,756	25	21,697	26
Money market	4,275	5	4,989	6	5,184	6
Foreign office	1,251	1	3,250	4	3,569	4

Transaction deposits	78,127	91	77,987	91	71,113	86
Other time	4,446	5	4,638	5	7,043	9

Core deposits	82,573	96	82,625	96	78,156	95
Certificates - $100,000 and over	3,162	4	3,039	4	4,160	5
Other	56	—	46	—	1	—

Total deposits	$85,791	100	85,710	100	82,317	100

Core deposits decreased $52 million from December 31, 2011, driven by a decrease of $192 million, or four percent, in other time deposits partially offset by an increase of $140 million in transaction deposits. The decrease in other time deposits from December 31, 2011 was primarily the result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts. The increase in transaction deposits was primarily the result of increases in interest checking deposits and savings deposits, partially offset by decreases in foreign office deposits and demand deposits. Interest checking deposits increased $3.6 billion, or 18%, from December 31, 2011 partially driven by account migration from foreign office deposits which decreased $2.0 billion, or 62%. The remaining increase in interest checking deposits was due to an increase in new accounts from the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

preferred checking program introduced in February 2011 and an increase due to customers migrating from maturing certificates of deposits to interest checking deposits due to the low interest rate environment. Saving deposits increased $489 million, or two percent, from December 31, 2011 primarily due to growth from customers migrating from maturing certificates of deposits to saving deposits due to the low interest rate environment and the impact of the relationship savings program. Demand deposits decreased $1.2 billion, or four percent, due to seasonality as commercial customers opted to hold excess cash at December 31, 2011 and reinvest the cash during the first quarter of 2012.

Core deposits increased $4.4 billion, or six percent, from March 31, 2011 driven by an increase of $7.0 billion, or 10%, in transaction deposits, partially offset by a decrease of $2.6 billion, or 37%, in other time deposits. The increase in transaction deposits was primarily due to an increase in demand deposits and interest checking deposits, partially offset by a decrease in foreign office deposits. Interest checking deposits increased $5.4 billion, or 29%, from March 31, 2011 partially driven by account migration from foreign office deposits which decreased $2.3 billion, or 65%. The remaining increase in interest checking deposits was due to growth from maturing certificates of deposits and an increase in new accounts from the preferred checking program introduced in February 2011. Demand deposits increased $4.3 billion, or 20%, from March 31, 2011 primarily due to growth from maturing certificates of deposits as commercial customers are opting to hold excess cash in demand deposits. Other time deposits decreased $2.6 billion, or 37%, compared to March 31, 2011, primarily as a result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts.

The Bancorp uses certificates $100,000 and over, as a method to fund earning asset growth. At March 31, 2012, certificates $100,000 and over increased $123 million, or four percent, compared to December 31, 2011 and decreased $1.0 billion, or 24%, from March 31, 2011. The increase from December 31, 2011 was due to an increase in new commercial customer deposits greater than $100,000 due to increased marketing efforts and the decrease from March 31, 2011 was due to continued run-off from the low rate environment.

The following table presents average deposits for the three months ending:

TABLE 15: Average Deposits

	March 31, 2012		December 31, 2011		March 31, 2011
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$26,063	31	26,069	31	21,582	27
Interest checking	22,308	26	19,263	23	18,539	23
Savings	21,944	26	21,715	26	21,324	26
Money market	4,543	5	5,255	6	5,136	6
Foreign office	2,277	3	3,325	4	3,580	4

Transaction deposits	77,135	91	75,627	90	70,161	86
Other time	4,551	5	4,960	6	7,363	9

Core deposits	81,686	96	80,587	96	77,524	95
Certificates - $100,000 and over	3,178	4	3,085	4	4,226	5
Other	19	—	16	—	1	—

Total average deposits	$84,883	100	83,688	100	81,751	100

On an average basis, core deposits increased $1.1 billion, or one percent, compared to December 31, 2011 due to an increase of $1.5 billion, or two percent, in average transaction deposits partially offset by a decrease of $409 million, or eight percent, in average other time deposits. Average interest checking deposits increased $3.0 billion, or 16%, from December 31, 2011 partially driven by the account migration from average foreign office deposits mentioned above which decreased $1.0 billion, or 32%, from December 31, 2011. The remaining increase in interest checking deposits was due to an increase in new accounts from the preferred checking program introduced in February 2011 and growth from maturing certificates of deposits. The decrease of $409 million, or eight percent, in average other time deposits was primarily the result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts.

Average core deposits increased $4.2 billion, or five percent, from March 31, 2011 due to an increase of $7.0 billion, or 10%, in average transaction deposits partially offset by a decrease of $2.8 billion, or 38%, in average other time deposits. The increase in average core deposits was due to the account migration from foreign office deposits to interest checking deposits and migration of other time deposits into transaction accounts, due to the impact of historically low interest rates and excess customer liquidity discussed above.

Other time deposits and certificates $100,000 and over totaled $7.6 billion, $7.7 billion, and $11.2 billion at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. Substantially all of these deposits were interest bearing. The contractual maturities of these deposits as of March 31, 2012 are summarized in the following table.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 16: Contractual Maturities of Deposits

($ in millions)	March 31, 2012
Next 12 months	$4,157
13-24 months	2,047
25-36 months	784
37-48 months	352
49-60 months	215
After 60 months	53

Total	$7,608

Certificates $100,000 and over were $3.2 billion, $3.0 billion, and $4.2 billion at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. The contractual maturities of these deposits as of March 31, 2012 are summarized in the following table.

TABLE 17: Contractual Maturities of Certificates - $100,000 and over

($ in millions)	March 31, 2012
Three months or less	$654
After three months through six months	290
After six months through twelve months	924
After twelve months	1,294

Total	$3,162

Borrowings

Total borrowings decreased $423 million, or three percent, from December 31, 2011 and increased $660 million, or five percent, compared to March 31, 2011. The decrease in total borrowings from December 31, 2011 was primarily due to a decrease in other short-term borrowings and the increase from March 31, 2011 was primarily due to an increase in other short-term borrowings partially offset by a decrease in long-term debt. As of March 31, 2012 and December 31, 2011, total borrowings as a percentage of interest-bearing liabilities were 19% compared to 17% at March 31, 2011.

TABLE 18: Borrowings

($ in millions)	March 31, 2012	December 31, 2011	March 31, 2011
Federal funds purchased	$319	346	332
Other short-term borrowings	2,877	3,239	1,297
Long-term debt	9,648	9,682	10,555

Total borrowings	$12,844	13,267	12,184

Other short-term borrowings decreased $362 million, or 11%, from December 31, 2011 driven by a decrease of $175 million in short-term FHLB borrowings and a decrease of $169 in securities sold under repurchase agreements which are accounted for as collateralized financing transactions.

Other short-term borrowings increased $1.6 billion, or 122%, from March 31, 2011 driven by an increase of $1.3 billion in short-term FHLB borrowings, which replaced certificates of deposits greater than $100,000 as customers opted to maintain their balances in more liquid accounts. Long-term debt decreased $907 million, or nine percent, from March 31, 2011 due to the termination of $250 million of structured repurchase agreements classified as long-term debt, the redemption of $519 million of certain trust preferred securities, at par, classified as long-term debt and the decrease of $503 million in long-term FHLB advances partially offset by the issuance of $500 million of senior notes by the Bancorp to third party investors in the first quarter of 2012. In addition the Bancorp redeemed $85 million of outstanding home equity securitization debt from the market in 2011, which was accounted for as an extinguishment of debt.

The following table presents average borrowings for the three months ending:

TABLE 19: Average Borrowings

($ in millions)	March 31, 2012	December 31, 2011	March 31, 2011
Federal funds purchased	$370	348	310
Other short-term borrowings	3,261	3,793	1,638
Long-term debt	9,768	9,707	10,255

Total average borrowings	$13,399	13,848	12,203

Average total borrowings decreased $449 million, or three percent, compared to December 31, 2011, primarily due to the previously mentioned decrease in average other short-term borrowings, partially offset by an increase in average long-term debt. Average total borrowings increased $1.2 billion, or 10%, compared to March 31, 2011, primarily due to the previously mentioned increase in average other short-term borrowings partially offset by a decrease in average long-term debt.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Additional detailed financial information on each business segment is included in Note 19 of the Notes to Condensed Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices are improved or businesses change.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for DDAs is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, LIBOR or swap rate. The credit rates for several deposit products were reset January 1, 2012 to reflect the current market rates and updated duration assumptions. These rates were lower than those in place during 2011, thus net interest income for deposit providing businesses was negatively impacted for the three months ended March 31, 2012.

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

TABLE 20: Business Segment Net Income Available to Common Shareholders

	For the three months ended March 31,
($ in millions)	2012	2011
Income Statement Data
Commercial Banking	$142	89
Branch Banking	29	18
Consumer Lending	48	(26)
Investment Advisors	7	9
General Corporate & Other	204	175

Net income	430	265
Less: Net income attributable to noncontrolling interest	—	—

Net income attributable to Bancorp	430	265
Dividends on preferred stock	9	177

Net income available to common shareholders	$421	88

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

TABLE 21: Commercial Banking

	For the three months ended March 31,
($ in millions)	2012	2011
Income Statement Data
Net interest income (FTE)(a)	$352	333
Provision for loan and lease losses	76	152
Noninterest income:
Corporate banking revenue	93	81
Service charges on deposits	54	50
Other noninterest income	30	44
Noninterest expense:
Salaries, incentives and benefits	74	58
Other noninterest expense	214	210

Income before taxes	165	88
Applicable income tax expense (benefit)(a) (b)	23	(1)

Net income	$142	89

Average Balance Sheet Data
Commercial loans	$40,362	38,022
Demand deposits	14,843	11,981
Interest checking	8,370	8,300
Savings and money market	2,606	2,920
Certificates over $100,000	1,855	2,039
Foreign office deposits	1,379	1,934

(a)	Includes FTE adjustments of $4 for each of the three months ended March 31, 2012 and 2011.
(b)	Applicable income tax benefit for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Net income was $142 million for the three months ended March 31, 2012, compared to net income of $89 million for the three months ended March 31, 2011. The increase in net income was primarily driven by a decrease in the provision for loan and lease losses and higher net interest income partially offset by higher noninterest expense.

Net interest income increased $19 million driven primarily by growth in average commercial and industrial loans and an increase in the FTP credits related to commercial deposits, partially offset by a decline in yields of 12 bps on average commercial loans. Provision for loan and lease losses decreased $76 million. Net charge-offs as a percent of average loans and leases decreased to 75 bps for 2012 compared to 162 bps for 2011 largely due to a decrease in net charge-offs on commercial and industrial and commercial mortgage loans and the improvement in credit trends across all commercial loan types.

Noninterest income was relatively flat for the three months ended March 31, 2012 compared to the same period in 2011, as increases in corporate banking revenue were offset by a decrease in other noninterest income. The increase in corporate banking revenue is primarily due to an $8 million increase in syndication fees and a $6 million increase in business lending fees. The increase in syndication fees and business lending fees was driven by refinancing activities in the current market environment. The decrease in other noninterest income was primarily driven by an increase in losses recognized on the sale of OREO and loans.

Noninterest expense increased $20 million compared to the three months ended March 31, 2011 as a result of increases in salaries, incentives and benefits. The increase in salaries, incentives and benefits of $16 million was primarily the result of increased incentive compensation due to improved production levels. FDIC insurance expense, which is recorded in other noninterest expense, increased $2 million due to a change in the methodology in determining FDIC insurance premiums to one based on total assets less tangible equity as opposed to the previous method that was based on domestic deposits.

Average commercial loans increased $2.3 billion compared to the prior year primarily due to average commercial and industrial loans which increased $4.0 billion as a result of an increase in new loan origination activity. The increase in commercial and industrial loans was partially offset by decreases in average commercial construction and mortgage loans. Average commercial mortgage loans decreased $752 million due to tighter underwriting standards implemented in prior quarters in an effort to limit exposure to commercial real estate. Average commercial construction loans decreased $959 million due to run-off from previous suspensions of new non-owner occupied real estate lending.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average core deposits increased $2.1 billion compared to 2011. The increase was primarily driven by strong growth in DDAs, which increased $2.9 billion compared to the prior year. The increase in DDAs was partially offset by decreases in interest bearing deposits of $808 million as customers opted to maintain their balances in more liquid accounts due to interest rates remaining near historical lows.

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,315 full-service Banking Centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The following table contains selected financial data for the Branch Banking segment.

TABLE 22: Branch Banking

	For the three months
	ended March 31,
($ in millions)	2012	2011
Income Statement Data
Net interest income	$335	339
Provision for loan and lease losses	86	116
Noninterest income:
Service charges on deposits	74	73
Card and processing revenue	60	77
Investment advisory revenue	31	28
Other noninterest income	25	26
Noninterest expense:
Salaries, incentives and benefits	149	148
Net occupancy and equipment expense	60	59
Card and processing expense	28	28
Other noninterest expense	157	165

Income before taxes	45	27
Applicable income tax expense	16	9

Net income	$29	18

Average Balance Sheet Data
Consumer loans	$14,815	13,804
Commercial loans	4,611	4,569
Demand deposits	9,297	7,882
Interest checking	9,087	7,548
Savings and money market	22,654	21,786
Other time and certificates - $100,000 and over	5,668	9,073

Net income increased $11 million compared to the three months ended March 31, 2011, driven by a decline in the provision for loan and lease losses and a decline in noninterest expense partially offset by a decrease in noninterest income. Net interest income decreased $4 million compared to the prior year. The primary drivers of the decline include decreases in the FTP credits for DDAs and lower yields on average commercial and consumer loans. These decreases were partially offset by a favorable shift from certificates of deposit to lower cost transaction and savings products, in conjunction with deposit rate cuts, resulting in a decline in interest expense on core deposits of $35 million compared to 2011 and an increase in average consumer loans.

Provision for loan and lease losses for the three months ended March 31, 2012 decreased $30 million compared to the comparable prior year period. The decline in the provision was the result of improved credit trends across all consumer and commercial loan types. Net charge-offs as a percent of average loans and leases decreased to 179 bps for the three months ended March 31, 2012 compared to 256 bps for three months ended March 31, 2011. The decrease is the result of improved credit trends and tighter underwriting standards.

Noninterest income decreased $14 million compared to the prior year. The decrease was primarily driven by lower card and processing revenue, which declined $17 million, primarily due to the implementation of the Dodd-Frank Act’s debit card interchange fee cap in the fourth quarter of 2011, partially offset by higher debit and credit card transaction volumes and the impact of the Bancorp’s initial mitigation activity. The decrease was partially offset by investment advisory revenue which increased $3 million due to improved market performance.

Noninterest expense decreased $6 million from the three months ended March 31, 2011, primarily driven by decreases in other noninterest expense, which declined $8 million primarily due to a decrease in FDIC insurance expense, resulting from the previously mentioned change in methodology used to determine FDIC insurance premiums, partially offset by higher corporate overhead allocations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average consumer loans increased $1.0 billion in 2012 primarily due to increases in average residential mortgage loans of $1.4 billion due to the retention of certain portions of originated mortgage loans rather than selling them in the secondary market. The increase in average residential mortgage loans was partially offset by a decrease in average home equity loans of $507 million due to decreased customer demand and continued tighter underwriting standards. Average commercial loans were flat compared to March 31, 2011.

Average core deposits increased by $1.1 billion compared to the prior year as the growth in transaction accounts due to excess customer liquidity and historically low interest rates slightly outpaced the run-off of higher priced certificates of deposit.

Consumer Lending

Consumer Lending includes the Bancorp’s mortgage, home equity, automobile and other indirect lending activities. Mortgage and home equity lending activities include the origination, retention and servicing of mortgage and home equity loans or lines of credit, sales and securitizations of those loans, pools of loans or lines of credit, and all associated hedging activities. Indirect lending activities include extending loans to consumers through mortgage brokers and automobile dealers. The following table contains selected financial data for the Consumer Lending segment.

TABLE 23: Consumer Lending

	For the three months
	ended March 31,
($ in millions)	2012	2011
Income Statement Data
Net interest income	$80	90
Provision for loan and lease losses	54	94
Noninterest income:
Mortgage banking net revenue	201	99
Other noninterest income	10	15
Noninterest expense:
Salaries, incentives and benefits	56	44
Other noninterest expense	106	106

Income (loss) before taxes	75	(40)
Applicable income tax expense (benefit)	27	(14)

Net income (loss)	$48	(26)

Average Balance Sheet Data
Residential mortgage loans	$10,009	9,273
Home equity	672	773
Automobile loans	11,211	10,384
Consumer leases	61	246

Net income was $48 million for the three months ended March 31, 2012 compared to a net loss of $26 million for the three months ended March 31, 2011. The increase in net income was driven by an increase in noninterest income and a decline in the provision for loan and lease losses, partially offset by decreases in net interest income and an increase in noninterest expense. Net interest income decreased $10 million due to lower yields on average automobile loans due to continued competition on new originations, partially offset by increases in average loan balances for residential mortgage and automobile loans.

Provision for loan and lease losses decreased $40 million for the three months ended March 31, 2012, as delinquency metrics and underlying loss trends improved across all consumer loan types. Net charge-offs as a percent of average loans and leases decreased to 108 bps for the current quarter compared to 200 bps for the comparable prior year quarter.

Noninterest income increased $97 million primarily due to increases in mortgage banking net revenue, which increased $102 million. The increase in mortgage banking net revenue was driven by increased residential mortgage origination activity due to mortgage rates dropping to historical lows during the three months ended March 31, 2012. Additionally, the increase was driven by gains on loan sales of $112 million due to an increase in profit margins on sold residential mortgage loans coupled with higher origination volumes, partially offset by an increase in MSR amortization expense of $18 million. Net servicing revenue increased due to an increase in the size of the Bancorp’s servicing portfolio.

Noninterest expense increased $12 million compared to the three months ended March 31, 2011 due to the increase in salaries, incentives and benefits which increased as a result of higher mortgage loan originations in the current quarter than the same quarter in the prior year.

Average consumer loans and leases increased $1.3 billion compared to the three months ended March 31, 2011. Average automobile loans increased $827 million due to a strategic focus to increase automobile lending throughout 2011 and for the three months ended March 31, 2012 through consistent and competitive pricing, disciplined sales execution, and enhanced customer service with our dealership network. Average residential mortgage loans increased $736 million as a result of the higher origination volumes discussed previously. The increases were partially offset by decreases in home equity and consumer leases. Average home equity loans decreased $101 million due to continued run-off in the discontinued brokered home equity product. Average consumer leases decreased $185 million due to run-off as the Bancorp discontinued this product in the fourth quarter of 2008.

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

As previously mentioned, the Bancorp entered into two separate agreements in April 2012, to sell certain assets relating to the management of Fifth Third money market funds and 16 mutual funds from FTAM. The transactions are expected to be completed in the third quarter of 2012. The transactions will reduce the money market assets managed by Fifth Third by approximately $5 billion and will create a new sub-advisory relationship with FTAM and the third-party. The transactions are not expected to have a material impact on the Bancorp’s results.

TABLE 24: Investment Advisors

	For the three months ended March 31,
($ in millions)	2012	2011
Income Statement Data
Net interest income	$27	28
Provision for loan and lease losses	3	5
Noninterest income:
Investment advisory revenue	94	95
Other noninterest income	3	3
Noninterest expense:
Salaries, incentives and benefits	44	43
Other noninterest expense	66	64

Income before taxes	11	14
Applicable income tax expense	4	5

Net income	$7	9

Average Balance Sheet Data
Loans and leases	$1,911	2,130
Core deposits	7,370	6,455

Net income decreased $2 million compared to the three months ended March 31, 2011 primarily due to a decline in net interest income and an increase in noninterest expense partially offset by a decrease in the provision for loan and lease losses. Net interest income decreased $1 million from the first quarter of 2011 due to a decline in average loan and lease balances as well as declines in yields on loans and leases.

Provision for loan and leases losses decreased $2 million from the three months ended March 31, 2011. Net charge-offs as a percent of average loans and leases decreased to 73 bps for the three months ended March 31, 2012 compared to 94 bps for the three months ended March 31, 2011 reflecting moderation of general economic conditions during 2011 and the first quarter of 2012.

Noninterest income was relatively flat compared to the three months ended March 31, 2011 primarily driven by lower mutual fund fees offset by increased private client services revenue, which reflected an overall increase in market performance.

Noninterest expense increased $3 million compared to the three months ended March 31, 2011 due to a $2 million increase in other noninterest expense. The increase is due to an increase of $5 million in corporate overhead allocations partially offset by decreased FDIC insurance expense of $2 million.

Average loans and leases decreased $219 million compared to the three months ended March 31, 2011. The decrease was primarily driven by declines in home equity loans of $152 million due to tighter underwriting standards. Average core deposits increased $915 million compared to the three months ended March 31, 2011 due to growth in interest checking as customers have opted to maintain excess funds in liquid transaction accounts as a result of interest rates remaining near historic lows.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results for the three months ended March 31, 2012 and 2011 were impacted by a benefit of $128 million and $199 million, respectively, due to reductions in the ALLL. The decrease in provision expense for both periods was due to a decrease in nonperforming assets and improvement in delinquency metrics and underlying loss trends. The change in net income compared to the prior year was impacted by a $115 million benefit related to the initial public offering of Vantiv, Inc., partially offset by $24 million in losses related to the equity method income recorded from the Bancorp’s ownership interest in Vantiv Holding, LLC. The $24 million of losses is comprised of $34 million in charges related to Vantiv Holding, LLC’s bank debt refinancing and debt termination charges partially offset by $10 million in the first quarter equity method income earnings for Vantiv Holding, LLC. The results for the three months ended March 31, 2012 were impacted by dividends on preferred stock of $9 million compared to $177 million in the comparable prior year period. In the prior year, the dividends on preferred stock included $153 million in accretion on the remaining issuance discount on the Series F preferred stock in connection with its redemption on February 2, 2011.

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

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line-of-business, affiliate and support

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

representatives. The Risk and Compliance Committee of the Board of Directors consists of five outside directors and has the responsibility for the oversight of risk management for the Bancorp, as well as for the Bancorp’s overall aggregate risk profile. The Risk and Compliance Committee of the Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. The primary committee responsible for the oversight of risk management is the ERMC. Committees accountable to the ERMC, which support the core risk programs, are the Corporate Credit Committee, the Operational Risk Committee, the Management Compliance Committee, the Asset/Liability Committee and the Enterprise Marketing Committee. Other committees accountable to the ERMC oversee the ALLL, capital and community reinvestment act/fair lending functions. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

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

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as regular credit examinations and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. Fifth Third defines potential problem loans as those rated substandard that do not meet the definition of a nonperforming asset or a restructured loan. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions. The following tables provide a summary of potential problem loans:

TABLE 25: Potential Problem Loans

As of March 31, 2012 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,390	1,391	1,739
Commercial mortgage	1,143	1,143	1,145
Commercial construction	163	163	183
Commercial leases	47	47	47

Total	$2,743	2,744	3,114

TABLE 26: Potential Problem Loans

As of December 31, 2011 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,376	1,376	1,744
Commercial mortgage	1,215	1,216	1,223
Commercial construction	239	240	258
Commercial leases	33	33	33

Total	$2,863	2,865	3,258

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 27: Potential Problem Loans

As of March 31, 2011 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,835	1,836	1,852
Commercial mortgage	1,460	1,462	1,463
Commercial construction	322	322	322
Commercial leases	30	30	30

Total	$3,647	3,650	3,667

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

Overview

The economy maintained a moderate recovery throughout 2011 and the first quarter of 2012. Geographically, the Bancorp continues to experience the most stress in Michigan and Florida due to the decline in real estate values. Real estate value deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn. Among commercial portfolios, the homebuilder, residential developer and portions of the remaining non-owner occupied commercial real estate portfolios continue to remain under stress.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in the fourth quarter of 2007 and new commercial non-owner occupied real estate lending in the second quarter of 2008, discontinued the origination of brokered home equity products at the end of 2007 and tightened underwriting standards across both the commercial and consumer loan product offerings. Since the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries, the Bancorp has sold certain consumer loans and sold or transferred to held for sale certain commercial loans. The Bancorp has continued to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, actively managing underwriting standards on commercial loans and across the consumer loan portfolio, as well as utilizing expanded commercial and consumer loan workout teams. In the financial services industry, there has been heightened focus on foreclosure activity and processes. Fifth Third actively works with borrowers experiencing difficulties and has regularly modified or provided forbearance to borrowers where a workable solution could be found. Foreclosure is a last resort, and the Bancorp undertakes foreclosures only when it believes they are necessary and appropriate and are careful to ensure that customer and loan data are accurate. Reviews of the Bancorp’s foreclosure process and procedures conducted in 2010 did not reveal any material deficiencies. These reviews were expanded and extended in 2011 to improve our processes as additional aspects of the industry’s foreclosure practices have come under intensified scrutiny and criticism. These reviews are complete and the Bancorp may determine to amend its processes and procedures as a result of these reviews. While any impact to the Bancorp that ultimately results from continued reviews cannot yet be determined, management currently believes that such impact will not materially adversely affect the Bancorp’s results of operations, liquidity or capital resources. Additionally, banking regulatory agencies and other federal and state governmental authorities have continued to review the foreclosure process of mortgage servicers such as Fifth Third beyond the initial examinations of the largest mortgage servicers they conducted over the past 18 months. These ongoing reviews and issues have been settled with the largest mortgage servicers, the state attorney generals and various regulators. We are reviewing the settlements in conjunction with Fifth Third’s business process and continue to monitor the situation as it evolves.

Commercial Portfolio

The Bancorp’s credit risk management strategy includes minimizing concentrations of risk through diversification. The Bancorp has commercial loan concentration limits based on industry, lines of business within the commercial segment, geography and credit product type.

The risk within the commercial loan and lease portfolio is managed and monitored through an underwriting process utilizing detailed origination policies, continuous loan level reviews, monitoring of industry concentration and product type limits and continuous portfolio risk management reporting. The origination policies for commercial real estate outline the risks and underwriting requirements for owner and non-owner occupied and construction lending. Included in the policies are maturity and amortization terms, maximum LTVs, minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable) and sensitivity and pro-forma analysis requirements. The Bancorp requires a valuation of real estate collateral, which may include third-party appraisals, be performed at the time of origination and renewal in accordance with regulatory requirements and on an as needed basis when market conditions justify. Although the Bancorp does not back test these collateral value assumptions, the Bancorp maintains an appraisal review department to order and review third-party appraisals in accordance with regulatory requirements. Collateral values on criticized

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

assets with relationships exceeding $1 million are reviewed quarterly to assess the appropriateness of the value ascribed in the assessment of charge-offs and specific reserves. In addition, the Bancorp applies incremental valuation haircuts to older appraisals that relate to collateral dependent loans, which can currently be up to 25-40% of the appraised value based on the type of collateral. These incremental valuation haircuts generally reflect the age of the most recent appraisal as well as collateral type. Trends in collateral values, such as home price indices and recent asset dispositions, are monitored in order to determine whether adjustments to the appraisal haircuts are warranted. Other factors such as local market conditions or location may also be considered as necessary.

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

TABLE 28: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of March 31, 2012 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$445	359	2,385
Commercial mortgage nonowner-occupied loans	569	644	2,125

Total	$1,014	1,003	4,510

The following table provides detail on commercial loan and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 29: Commercial Loan and Lease Portfolio (Excluding loans held for sale)

	2012			2011
As of March 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Manufacturing	$9,359	17,329	106	$7,392	14,732	117
Real estate	6,317	7,045	279	8,090	9,281	345
Financial services and insurance	4,771	10,449	53	3,782	8,423	65
Business services	4,015	6,216	65	3,397	5,253	67
Wholesale trade	3,858	6,904	42	3,059	5,709	76
Healthcare	3,503	5,268	18	3,406	5,123	29
Transportation and warehousing	2,670	3,551	12	2,043	2,537	14
Retail trade	2,439	5,535	47	2,379	5,300	49
Construction	2,133	3,321	184	2,611	3,868	224
Communication and information	1,259	2,132	3	1,061	1,688	7
Mining	1,173	2,113	7	912	1,647	—
Accommodation and food	1,129	1,733	18	1,026	1,579	61
Other services	995	1,458	45	1,078	1,457	44
Entertainment and recreation	925	1,283	18	794	1,044	18
Utilities	647	1,953	—	604	1,684	—
Public administration	436	703	—	619	825	4
Individuals	431	477	20	418	473	8
Agribusiness	416	562	71	445	570	81
Other	1	2	—	85	149	2

Total	$46,477	78,034	988	$43,201	71,342	1,211

By loan size:
Less than $200,000	2%	2	7	3%	2	7
$200,000 to $1 million	7	6	22	10	7	24
$1 million to $5 million	18	14	33	21	17	30
$5 million to $10 million	12	10	15	13	11	9
$10 million to $25 million	27	24	20	26	26	25
Greater than $25 million	34	44	3	27	37	5

Total	100%	100	100	100%	100	100

By state:
Ohio	23%	26	17	25%	29	15
Michigan	13	11	22	15	13	21
Florida	8	6	16	8	7	16
Illinois	7	8	12	8	8	13
Indiana	5	5	9	6	6	8
Kentucky	4	4	4	5	4	4
North Carolina	3	3	4	3	3	3
Tennessee	3	3	3	3	3	1
Pennsylvania	2	2	1	2	2	2
All other states	32	32	12	25	25	17

Total	100%	100	100	100%	100	100

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas. The following table provides analysis of each of the categories of loans (excluding loans held for sale) by state as of March 31, 2012 and 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 30: Non-Owner Occupied Commercial Real Estate

	$xxxx.xx	$xxxx.xx	$xxxx.xx	$xxxx.xx	$xxxx.xx
As of March 31, 2012 ($ in millions)					For the three months ended March 31, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,855	2,029	1	87	4
Michigan	1,353	1,379	—	76	13
Florida	673	706	—	56	11
Illinois	405	445	—	48	4
Indiana	295	298	—	13	—
North Carolina	278	311	—	21	2
All other states	594	624	—	31	—

Total	$5,453	5,792	1	332	34

TABLE 31: Non-Owner Occupied Commercial Real Estate

	$xxxx.xx	$xxxx.xx	$xxxx.xx	$xxxx.xx	$xxxx.xx
As of March 31, 2011 ($ in millions)					For the three months ended March 31, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$2,232	2,494	24	93	24
Michigan	1,627	1,736	—	72	11
Florida	930	985	2	105	5
Illinois	498	583	—	60	10
Indiana	375	438	—	22	2
North Carolina	359	410	1	31	1
All other states	677	747	—	28	6

Total	$6,698	7,393	27	411	59

TABLE 32: Home Builder and Developer (a)

	$xxx.xx	$xxx.xx	$xxx.xx	$xxx.xx	$xxx.xx
As of March 31, 2012 ($ in millions)					For the three months ended March 31, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$132	196	1	12	4
Michigan	82	105	—	5	5
Florida	51	68	—	16	9
North Carolina	43	47	—	9	—
Indiana	50	54	—	10	—
Illinois	13	23	—	11	3
All other states	52	62	—	11	—

Total	$423	555	1	74	21

(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $100 and a total exposure of $186 are also included in Table 30: Non-Owner Occupied Commercial Real Estate.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 33: Home Builder and Developer (a)

As of March 31, 2011 ($ in millions)					For the three months ended March 31, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$189	278	—	31	13
Michigan	146	190	—	16	2
Florida	97	109	—	37	3
North Carolina	66	80	—	13	—
Indiana	59	75	—	11	—
Illinois	29	50	—	11	1
All other states	65	89	1	11	3

Total	$651	871	1	130	22

(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $131 and a total exposure of $257 are also included in Table 31: Non-Owner Occupied Commercial Real Estate.

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

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable rate residential mortgage loans. Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $1.1 billion of adjustable rate residential mortgage loans will have rate resets during the next twelve months, with approximately one percent of those resets expected to experience an increase in monthly payments in comparison to the monthly payment at the time of origination.

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

TABLE 34: Residential Mortgage Portfolio Loans by LTV at Origination

	March 31, 2012		December 31, 2011		March 31, 2011
($ in millions)	Outstanding	Weighted Average LTV’s	Outstanding	Weighted Average LTV’s	Outstanding	Weighted Average LTV’s
LTV ≤ 80%	$8,252	66.4%	7,876	66.6%	6,961	67.5%
LTV > 80%, with mortgage insurance	1,102	93.3	1,030	92.7	900	93.1
LTV > 80%, no mortgage insurance	1,740	95.7	1,766	95.6	1,669	95.5

Total	$11,094	73.7%	10,672	73.9%	9,530	74.9%

The following tables provide analysis of the residential mortgage portfolio loans outstanding, excluding held for sale, with a greater than 80% LTV ratio and no mortgage insurance as of March 31, 2012 and 2011:

TABLE 35: Residential Mortgage Portfolio Loans, LTV Greater Than 80%, No Mortgage Insurance

As of March 31, 2012 ($ in millions)				For the three months ended March 31, 2012
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$598	3	25	4
Michigan	307	1	14	3
Florida	257	1	19	4
North Carolina	113	2	5	1
Illinois	134	1	3	1
Indiana	109	1	2	—
Kentucky	86	1	3	—
All other states	136	1	4	1

Total	$1,740	11	75	14

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 36: Residential Mortgage Loans Outstanding, LTV Greater Than 80%, No Mortgage Insurance
As of March 31, 2011 ($ in millions)				For the three months ended March 31, 2011
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$576	4	25	4
Michigan	299	1	16	5
Florida	284	4	25	12
North Carolina	125	3	4	1
Indiana	112	1	4	1
Kentucky	77	1	3	—
Illinois	77	1	1	—
All other states	119	1	4	2

Total	$1,669	16	82	25

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

The home equity portfolio is managed in two primary categories: loans outstanding with a LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $3.9 billion and $6.6 billion, respectively, as of March 31, 2012. Of the total $10.5 billion of outstanding home equity loans:

•	82% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois

•	31% are in first lien positions and 69% are in second lien positions at March 31, 2012

•	For approximately 1/3 of the home equity portfolio in a second lien position, the first lien is either owned or serviced by the Bancorp

•	Over 80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended March 31, 2012

•	The portfolio had an average refreshed FICO score of 734 and 732 at March 31, 2012 and 2011, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 37: Home Equity Loans Outstanding by Refreshed FICO Score

	March 31, 2012		December 31, 2011		March 31, 2011
($ in millions)	Outstanding	% of Total	Outstanding	% of Total	Outstanding	% of Total
First Liens:
FICO < 620	$238	2%	214	2%	266	2%
FICO 621-719	673	6	643	6	675	6
FICO > 720	2,392	23	2,466	23	2,469	22

Total First Liens	3,303	31	3,323	31	3,410	30
Second Liens:
FICO < 620	739	7%	750	7%	869	8%
FICO 621-719	1,900	18	1,929	18	2,053	18
FICO > 720	4,551	44	4,717	44	4,890	44

Total Second Liens	7,190	69	7,396	69	7,812	70

Total	$10,493	100%	10,719	100%	11,222	100%

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding in a first and second lien position by LTV at origination:

TABLE 38: Home Equity Loans Outstanding by LTV at Origination

	March 31, 2012		December 31, 2011		March 31, 2011
($ in millions)	Outstanding	Weighted Average LTV’s	Outstanding	Weighted Average LTV’s	Outstanding	Weighted Average LTV’s
First Liens:
LTV ≤ 80%	$2,788	54.9%	2,800	54.9%	2,862	55.0%
LTV > 80%	515	89.2	523	89.2	548	89.3

Total First Liens	3,303	60.4	3,323	60.4	3,410	60.6
Second Liens;
LTV ≤ 80%	3,793	67.2	3,882	67.3	4,021	67.3
LTV > 80%	3,397	91.8	3,514	91.8	3,791	92.0

Total Second Liens	7,190	80.9	7,396	81.0	7,812	81.3

Total	$10,493	73.8%	10,719	74.0%	11,222	74.4%

The following tables provide analysis of home equity loans by state with LTV greater than 80% as of March 31, 2012 and 2011.

TABLE 39: Home Equity Loans Outstanding with LTV Greater than 80%

As of March 31, 2012 ($ in millions)					For the three months ended March 31, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,346	2,040	10	6	8
Michigan	860	1,175	8	4	7
Illinois	437	620	6	2	6
Indiana	377	560	2	2	1
Kentucky	354	534	2	1	2
Florida	140	184	3	2	3
All other states	398	513	6	3	4

Total	$3,912	5,626	37	20	31

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 40: Home Equity Loans Outstanding with LTV Greater than 80%

As of March 31, 2011 ($ in millions)					For the three months ended March 31, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,501	2,215	10	7	9
Michigan	951	1,272	9	5	10
Illinois	465	648	5	2	4
Indiana	424	614	3	3	3
Kentucky	396	591	3	2	2
Florida	160	206	5	4	6
All other states	442	548	5	4	6

Total	$4,339	6,094	40	27	40

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of March 31, 2012, 48% of the automobile loan portfolio is comprised of new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The following table provides an analysis of automobile loans outstanding by LTV at origination:

TABLE 41: Automobile Loans Outstanding with LTV at Origination

	March 31, 2012		December 31, 2011		March 31, 2011
($ in millions)	Outstanding	Weighted Average LTV’s	Outstanding	Weighted Average LTV’s	Outstanding	Weighted Average LTV’s
LTV ≤ 100%	$7,865	81.7%	7,805	81.7%	7,084	81.8%
LTV > 100%	3,967	111.2	4,022	111.5	4,045	112.4

Total	$11,832	91.9%	11,827	92.1%	11,129	93.3%

The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100% as of March 31, 2012 and 2011, respectively.

TABLE 42: Automobile Loans Outstanding with LTV Greater than 100%

As of March 31, 2012 ($ in millions)				For the three months ended March 31, 2012
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$413	1	—	1
Illinois	268	—	—	1
Michigan	235	—	—	—
Florida	194	—	—	—
Indiana	173	—	—	—
Kentucky	150	—	—	—
All other states	2,534	3	2	4

Total	$3,967	4	2	6

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 43: Automobile Loans Outstanding with LTV Greater than 100%

As of March 31, 2011 ($ in millions)				For the three months ended March 31, 2011
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$430	—	—	1
Illinois	355	—	—	1
Michigan	262	—	—	1
Indiana	200	—	—	1
Florida	197	—	—	1
Kentucky	172	—	—	1
All other states	2,429	5	2	7

Total	$4,045	5	2	13

European Exposure

The Bancorp has no direct sovereign exposure to any European nation as of March 31, 2012. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $2.3 billion and funded exposure was $1.4 billion as of March 31, 2012. Additionally, the Bancorp was within its established country exposure limits for all European countries.

Certain European countries have been experiencing increased levels of stress throughout 2011 and during the three months ended March 31, 2012 including Portugal, Ireland, Italy, Greece and Spain. The Bancorp’s total exposure to businesses domiciled or owned by companies and financial institutions in these countries was approximately $179 million and funded exposure was $124 million as of March 31, 2012. The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and financial institutions as of March 31, 2012:

TABLE 44: European Exposure

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
	Total	Funded	Total	Funded	Total	Funded	Total	Funded
($ in millions)	Exposure	Exposure	Exposure	Exposure	Exposure	Exposure	Exposure (a)	Exposure
Peripheral Europe(b)	$—	—	11	—	168	124	179	124
Other Eurozone (c)	—	—	44	34	1,275	742	1,319	776

Total Eurozone	—	—	55	34	1,443	866	1,498	900
Other Europe (d)	—	—	22	18	820	496	842	514

Total Europe	$—	—	77	52	2,263	1,362	2,340	1,414

(a)	Total exposure includes funded and unfunded commitments, net of collateral; funded exposure excludes unfunded exposure.
(b)	Peripheral Europe includes Portugal, Ireland, Italy, Greece and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Euro (primarily the United Kingdom and Switzerland).

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 45. Residential mortgage loans are placed on nonaccrual status when principal and interest payments have become past due 150 days unless such loans are both well secured and in the process of collection. Residential mortgage loans may stay on nonperforming status for an extended time as the foreclosure process typically lasts longer than 180 days. Typically home equity loans are reported on nonaccrual status if principal or interest has been in default for 180 days or more unless the loan is both well secured and in the process of collection. Automobile and other consumer loans and leases that have been modified in a TDR and subsequently become past due 90 days are placed on nonaccrual status. Credit card loans that have been modified in a TDR are classified as nonaccrual unless such loans have a sustained repayment performance of six months or greater and the Bancorp is reasonably assured of repayment in accordance with the restructured terms. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premiums, accretion of loan discounts and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued, but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of the principal is deemed a loss, the loss amount is charged off to the ALLL.

Total nonperforming assets, including loans held for sale, were $1.8 billion at March 31, 2012 compared to $2.0 billion at December 31, 2011 and $2.3 billion at March 31, 2011. At March 31, 2012, $117 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $138 million and $216 million at December 31, 2011 and March 31, 2011, respectively.

Nonperforming assets as a percentage of total loans, leases and other assets, including OREO and nonaccrual loans held for sale as of March 31, 2012 were 2.13%, compared to 2.32% as of December 31, 2011 and 2.96% as of March 31, 2011. Excluding nonaccrual loans held for sale, nonperforming assets as a percentage of total portfolio loans, leases and other assets, including OREO were 2.03% as of March 31, 2012, compared to 2.23% as of December 31, 2011 and 2.73% as of March 31, 2011. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 69% of nonaccrual loans and leases were secured by real estate as of March 31, 2012 and December 31, 2011 compared with 67% as of March 31, 2011.

Commercial nonperforming loans and leases were $1.1 billion at March 31, 2012, a decrease of $91 million from December 31, 2011 and a decrease of $322 million from March 31, 2011 due to the impact of loss mitigation actions and moderation in general economic conditions. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at March 31, 2012 decreased $70 million and $223 compared to December 31, 2011 and March 31, 2011, respectively. The decrease from both prior periods was due to a continued decrease in new nonaccruals due to improved delinquency metrics and an improvement in underlying loss trends.

Consumer nonperforming loans and leases were $364 million at March 31, 2012, a decrease of $16 million from December 31, 2011 and a decrease of $70 million from March 31, 2011. The decrease compared to December 31, 2011 is due to the continued moderation in general economic conditions in 2012. The decrease compared to March 31, 2011 was mainly due to a $59 million decrease in other consumer loans and leases due primarily to charge-offs taken on certain consumer loans acquired during the fourth quarter of 2010 as the result of a foreclosure on a commercial loan collateralized by individual consumer loans. These loans were fully charged off in 2011. Home equity nonaccrual levels were flat compared to December 31, 2011 and March 31, 2011 as the Bancorp continues to fully charge-off a high proportion of the severely delinquent loans at 180 days past due. Geography continues to be a large driver of nonaccrual activity as Florida properties represent approximately 16% and 8% of residential mortgage and home equity balances, respectively, but represent 46% and 18% of nonaccrual loans for each category. Consumer restructured loans on accrual status totaled $1.6 billion at March 31, 2012, December 31, 2011 and March 31, 2011. As of March 31, 2012, redefault rates, defined as 30 days delinquent in accordance with the loan’s modified terms, on restructured residential mortgage were 26%, 15% on credit card loans and 14% on home equity loans.

OREO and other repossessed property was $321 million at March 31, 2012, compared to $378 million at December 31, 2011 and $481 million at March 31, 2011. The decrease from December 31, 2011 and March 31, 2011 was due to the sale of large OREO properties and improvements in general economic conditions during 2011 and in the first quarter of 2012. The Bancorp recognized $23 million and $77 million in losses on the sale or write-down of OREO properties for the three months ended March 31, 2012 and 2011, respectively. These losses are primarily reflective of the continued stress in the Michigan and Florida markets for commercial real estate and residential mortgage loans as Michigan and Florida represented 16% and 26%, respectively, of total OREO losses in the first quarter of 2012 compared with 12% and 14%, respectively, in the first quarter of 2011. Properties in Michigan and Florida accounted for 38% of foreclosed real estate at March 31, 2012, compared to 42% at December 31, 2011 and 44% as of March 31, 2011.

For the three months ended March 31, 2012 and 2011, approximately $27 million and $33 million, respectively, of interest income would have been recorded if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 45: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	March 31, 2012	December 31, 2011	March 31, 2011
Nonaccrual loans and leases:
Commercial and industrial loans	$358	408	477
Commercial mortgage loans	347	358	415
Commercial construction loans	118	123	159
Commercial leases	8	9	11
Residential mortgage loans	135	134	140
Home equity	26	25	24
Automobile loans	1	—	1
Other consumer loans and leases	1	1	60
Restructured loans and leases:
Commercial and industrial loans	84	79	95
Commercial mortgage loans	58	63	38
Commercial construction loans	13	15	9
Commercial leases	2	3	7
Residential mortgage loans	130	141	121
Home equity	24	29	32
Automobile loans	2	2	2
Credit card	45	48	54

Total nonperforming loans and leases	1,352	1,438	1,645
OREO and other repossessed property	321	378	481

Total nonperforming assets	1,673	1,816	2,126
Nonaccrual loans held for sale	117	138	216

Total nonperforming assets including loans held for sale	$1,790	1,954	2,342

Loans and leases 90 days past due and accruing
Commercial and industrial loans	$2	4	8
Commercial mortgage loans	30	3	8
Commercial construction loans	—	1	23
Residential mortgage loans(b)	73	79	98
Home equity	74	74	84
Automobile loans	8	9	9
Credit card and other	29	30	36

Total loans and leases 90 days past due and accruing	$216	200	266

Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(a)	2.03%	2.23	2.73
Allowance for loan and lease losses as a percent of nonperforming assets(a)	127	124	132

(a)	Excludes nonaccrual loans held for sale.
(b)	Information for all periods presented excludes advances made pursuant to servicing agreements to GNMA mortgage loan pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of March 31, 2012, December 31, 2011, and March 31, 2011, these advances were $320, $309, and $298, respectively. The Bancorp recognized $1 million and immaterial credit losses for the three months ended March 31, 2012 and 2011, respectively, due to claim denials and curtailments associated with these advances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 46: Rollforward of Portfolio Nonperforming Loans and Leases

		Residential
For the three months ended March 31, 2012 ($ in millions)	Commercial	Mortgage	Consumer	Total
Beginning Balance	$1,058	275	105	1,438
Transfers to nonperforming	168	87	97	352
Transfers to performing	(1)	(15)	(21)	(37)
Transfers to performing (restructured)	(2)	(12)	(24)	(38)
Transfers to held for sale	(3)	—	—	(3)
Loans sold from portfolio	(8)	(4)	—	(12)
Loan paydowns/payoffs	(94)	(24)	(4)	(122)
Transfers to OREO	(36)	(18)	—	(54)
Charge-offs	(101)	(24)	(56)	(181)
Draws/other extensions of credit	7	—	2	9

Ending Balance	$988	265	99	1,352

For the three months ended March 31, 2011
Beginning Balance	$1,214	268	198	1,680
Transfers to nonperforming	329	103	130	562
Transfers to performing	(2)	(15)	(20)	(37)
Transfers to performing (restructured)	—	(29)	(22)	(51)
Transfers to held for sale	(16)	—	—	(16)
Loans sold from portfolio	(12)	(1)	—	(13)
Loan paydowns/payoffs	(108)	(13)	(5)	(126)
Transfers to OREO	(37)	(18)	—	(55)
Charge-offs	(164)	(35)	(110)	(309)
Draws/other extensions of credit	7	1	2	10

Ending Balance	$1,211	261	173	1,645

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

TABLE 47: Performing and Nonperforming TDRs

	Performing
		30-89 Days	90 Days or
As of March 31, 2012 ($ in millions)	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$476	5	—	157	$638
Residential mortgages(a)	1,002	59	64	130	1,255
Home equity	379	36	—	24	439
Credit card	42	—	—	45	87
Other consumer	40	2	—	2	44

Total	$1,939	102	64	358	$2,463

(a)	Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of March 31, 2012, these advances represented $81 of current loans, $15 of 30-89 days past due loans and $49 of 90 days or more past due loans.

Analysis of Net Loan Charge-offs

Net charge-offs were 108 bps and 192 bps of average loans and leases for the three months ended March 31, 2012 and 2011, respectively. Table 48 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average commercial loans and leases decreased to 89 bps during the three months ended March 31, 2012 compared to 152 bps during the three months ended March 31, 2011, as a result of decreases in net charge-offs of $62 million. Decreases in net charge-offs were realized across all commercial loan types and were primarily due to improvements in general

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

economic conditions and previous actions taken by the Bancorp to address problem loans. Actions taken by the Bancorp include suspending homebuilder and developer lending in 2007 and non-owner occupied commercial real estate lending in 2008 and tightened underwriting standards across all commercial loan product offerings. Net charge-offs for the three months ended March 31, 2012 related to non-owner occupied commercial real estate were $34 million compared to $59 million for the three months ended March 31, 2011. Net charge-offs related to non-owner occupied commercial real estate are recorded in the commercial mortgage loans and commercial construction loans captions in Table 48. Net charge-offs on these loans represented 33% and 36% of total commercial loan and lease net charge-offs for the three months ended March 31, 2012 and March 31, 2011, respectively.

The ratio of consumer loan and lease net charge-offs to average consumer loans and leases decreased to 133 bps during the three months ended March 31, 2012 compared to 243 bps during the three months ended March 31, 2011. Residential mortgage loan net charge-offs, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $28 million from the prior year as a result of improvements in delinquencies and a decrease in the average loss recorded per charge-off. The Bancorp’s Florida and Michigan markets accounted for 54% and 16% of net charge-offs on residential mortgage loans in the portfolio during the three months ended March 31, 2012 compared to 57% and 17% for the three months ended March 31, 2011, respectively. Fifth Third expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality, shorter duration residential mortgage loans that are originated through its branch network as a low-cost, refinance product of conforming residential mortgage loans.

Home equity net charge-offs decreased $17 million compared to the three months ended March 31, 2011, primarily due to decreases in net charge-offs in the Michigan market and reduced net charge-offs of brokered home equity products. Management responded to the performance of the brokered home equity portfolio by eliminating this channel of origination in 2007. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loan net charge-offs decreased $11 million compared to the three months ended March 31, 2011, due to the origination of high credit quality loans as a result of tighter underwriting standards and higher resale on automobiles sold at auction.

Credit card net charge-offs decreased $11 million compared to the three months ended March 31, 2011 reflecting improving delinquency trends, aggressive line management, and stabilization in unemployment levels. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Other consumer loan net charge-offs decreased $18 million compared to the three months ended March 31, 2011, as the prior year period contained charge-offs associated with certain consumer loans that were acquired during the fourth quarter of 2010 when the Bancorp foreclosed on a commercial loan that was collateralized by individual consumer loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 48: Summary of Credit Loss Experience

For the three months ended March 31 ($ in millions)	2012	2011
Losses charged off:
Commercial and industrial loans	$(60)	(90)
Commercial mortgage loans	(37)	(58)
Commercial construction loans	(20)	(27)
Commercial leases	—	(1)
Residential mortgage loans	(38)	(67)
Home equity	(50)	(66)
Automobile loans	(16)	(28)
Credit card	(24)	(33)
Other consumer loans and leases	(8)	(27)

Total losses	(253)	(397)
Recoveries of losses previously charged off:
Commercial and industrial loans	6	7
Commercial mortgage loans	7	4
Commercial construction loans	2	1
Commercial leases	—	—
Residential mortgage loans	1	2
Home equity	4	3
Automobile loans	7	8
Credit card	4	2
Other consumer loans and leases	2	3

Total recoveries	33	30
Net losses charged off:
Commercial and industrial loans	(54)	(83)
Commercial mortgage loans	(30)	(54)
Commercial construction loans	(18)	(26)
Commercial leases	—	(1)
Residential mortgage loans	(37)	(65)
Home equity	(46)	(63)
Automobile loans	(9)	(20)
Credit card	(20)	(31)
Other consumer loans and leases	(6)	(24)

Total net losses charged off	$(220)	(367)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	0.69%	1.22
Commercial mortgage loans	1.18	2.04
Commercial construction loans	7.30	5.24
Commercial leases	0.01	0.04

Total commercial loans	0.89	1.52

Residential mortgage loans	1.39	2.83
Home equity	1.76	2.23
Automobile loans	0.33	0.73
Credit card	4.18	6.60
Other consumer loans and leases	5.51	17.16

Total consumer loans and leases	1.33	2.43

Total net losses charged off	1.08%	1.92

Allowance for Credit Losses

The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. The ALLL provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the ALLL each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall ALLL, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall percentage level of the ALLL. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio. More information on the ALLL can be found in Management’s Discussion and Analysis — Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011.

The ALLL attributable to the portion of the residential and consumer loan and lease portfolio that has not been restructured is determined on a pooled basis with the segmentation being based on the similarity of credit risk characteristics. Loss factors for real estate backed consumer

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

loans are developed for each pool based on the trailing twelve month historical loss rate, as adjusted for certain prescriptive loss rate factors and certain qualitative adjustment factors. The prescriptive loss rate factors and qualitative adjustments are designed to reflect risks associated with current conditions and trends which are not believed to be fully reflected in the trailing twelve month historical loss rate. For real estate backed consumer loans, the prescriptive loss rate factors include adjustments for delinquency trends, LTV trends, refreshed FICO score trends and product mix, and the qualitative factors include adjustments for credit administration and portfolio management practices, credit policy and underwriting practices and the national and local economy. The Bancorp considers home price index trends in its footprint when determining the national and local economy qualitative factor. The Bancorp also considers the volatility of collateral valuation trends when determining the unallocated component of the ALLL.

TABLE 49: Changes in Allowance for Credit Losses

	For the three months ended March 31,
($ in millions)	2012	2011
ALLL:
Balance, beginning of period	$2,255	3,004
Losses charged off	(253)	(397)
Recoveries of losses previously charged off	33	30
Provision for loan and lease losses	91	168

Balance, end of period	$2,126	2,805

Reserve for unfunded commitments:
Balance, beginning of period	$181	227
Provision for loan and lease losses	(2)	(16)

Balance, end of period	$179	211

In the first quarter of 2012, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

Certain inherent, but unconfirmed losses are probable within the loan and lease portfolio. The Bancorp’s current methodology for determining the level of losses is based on historical loss rates, current credit grades, specific allocation on impaired commercial credits above specified thresholds and other qualitative adjustments. Due to the heavy reliance on realized historical losses and the credit grade rating process, the model-derived required reserves tend to slightly lag behind the deterioration in the portfolio in a stable or deteriorating credit environment, and tend not to be as responsive when improved conditions have presented themselves. Given these model limitations, the qualitative adjustment factors may be incremental or decremental to the quantitative model results.

An unallocated component to the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases at March 31, 2012, December 31, 2011 and March 31, 2011 was 0.16%, 0.17% and 0.19%, respectively. The unallocated allowance was flat at six percent of the total allowance from December 31, 2011 to March 31, 2012, and was five percent at March 31, 2011. The increase in the unallocated allowance as a percentage of the total allowance from March 31, 2011 was driven by additional sustained market volatility in the U.S. markets that has provided indications that loss events may be occurring at a rate greater than the rate captured within the Bancorp’s model.

As shown in Table 50, the ALLL as a percent of the total loan and lease portfolio was 2.59% at March 31, 2012 compared to 2.78% at December 31, 2011, and 3.62% at March 31, 2011. The ALLL was $2.1 billion as of March 31, 2012, compared to $2.3 billion as of December 31, 2011 and $2.8 billion at March 31, 2011. The decrease is reflective of a number of factors including decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases and improvement in underlying loss trends.

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $137 million at March 31, 2012. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $70 million at March 31, 2012. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 50: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

($ in millions)	March 31, 2012	December 31, 2011	March 31, 2011
Allowance attributed to:
Commercial and industrial loans	$886	929	1,093
Commercial mortgage loans	402	441	526
Commercial construction loans	63	77	140
Commercial leases	73	80	96
Residential mortgage loans	233	227	286
Home equity	184	195	241
Automobile loans	40	43	70
Credit card	98	106	153
Other consumer loans and leases	19	21	55
Unallocated	128	136	145

Total ALLL	$2,126	2,255	2,805

Portfolio loans and leases:
Commercial and industrial loans	$32,155	30,783	27,344
Commercial mortgage loans	9,909	10,138	10,510
Commercial construction loans	901	1,020	1,980
Commercial leases	3,512	3,531	3,367
Residential mortgage loans	11,094	10,672	9,530
Home equity	10,493	10,719	11,222
Automobile loans	11,832	11,827	11,129
Credit card	1,896	1,978	1,821
Other consumer loans and leases	321	350	562

Total portfolio loans and leases	$82,113	81,018	77,465

Attributed allowance as a percent of respective portfolio loans and leases:
Commercial and industrial loans	2.76%	3.02	4.00
Commercial mortgage loans	4.06	4.35	5.00
Commercial construction loans	6.99	7.55	7.07
Commercial leases	2.08	2.27	2.85
Residential mortgage loans	2.10	2.13	3.00
Home equity	1.75	1.82	2.15
Automobile loans	0.34	0.36	0.63
Credit card	5.17	5.36	8.40
Other consumer loans and leases	5.92	6.00	9.79
Unallocated (as a percent of total portfolio loans and leases)	0.16	0.17	0.19

Attributed allowance as a percent of total portfolio loans and leases	2.59%	2.78	3.62

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp’s Executive ALCO, which includes senior management representatives and is accountable to the Enterprise Risk Management Committee, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming a 100 bps parallel ramped increase and a 200 bps parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses at March 31, 2012. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

At March 31, 2012 and 2011, the Bancorp’s interest rate risk profile reflects moderate asset sensitivity in year one with increased asset sensitivity in year two. The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of March 31:

TABLE 51: Estimated NII Sensitivity Profile

	2012		2011
	Percent Change in NII (FTE)		Percent Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	1.00%	5.09	0.98%	4.37	(5.00)	(7.00)
+ 100	0.46	2.36	0.57	2.52	—	—

The 12 months and 13 to 24 months net interest income at risk reported as of March 31, 2012 for the +200 and +100 bps scenarios were relatively flat compared with March 31, 2011. Changes in net interest income at risk at March 31, 2012 compared to March 31, 2011 are the result of differences in balance sheet composition and lower market interest rates.

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

The following table shows the Bancorp’s EVE sensitivity profile as of March 31:

TABLE 52: Estimated EVE Sensitivity Profile

	2012	2011
Change in Interest Rates (bps)	Change in EVE	Change in EVE	ALCO Policy Limits
+200	1.92%	(0.20)%	(15.00)
+100	1.40	0.09
+25	0.35	0.03
-25	(0.33)	(0.14)

The EVE at risk profile suggests a positive effect from market rate increases of +25 bps through the +200 bps scenarios for 2012. The EVE at risk reported at March 31, 2012 for the +200 basis points scenario shows a change to a modest asset sensitive position compared to March 31, 2011. The primary factors contributing to the change are the decline in market interest rates over the course of 2011, growth in core deposits and changes in MSR risk profile, partially offset by the impact of an increase in fixed-rate loans.

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

Use of Derivatives to Manage Interest Rate Risk

An integral component of the Bancorp’s interest rate risk management strategy is its use of derivative instruments to minimize significant fluctuations in earnings caused by changes in market interest rates. Examples of derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, principal only swaps, options, swaptions and TBA securities.

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

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 53 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of March 31, 2012.

TABLE 53: Portfolio Loan and Lease Contractual Maturities

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$10,097	19,954	2,104	32,155
Commercial mortgage loans	4,589	4,303	1,017	9,909
Commercial construction loans	445	277	179	901
Commercial leases	577	1,484	1,451	3,512

Subtotal - commercial loans and leases	15,708	26,018	4,751	46,477

Residential mortgage loans	2,909	4,798	3,387	11,094
Home equity	1,088	2,749	6,656	10,493
Automobile loans	4,921	6,702	209	11,832
Credit card	534	1,362	—	1,896
Other consumer loans and leases	253	64	4	321

Subtotal - consumer loans and leases	9,705	15,675	10,256	35,636

Total	$25,413	41,693	15,007	82,113

Additionally, Table 54 displays a summary of expected principal cash flows occurring after one year for both fixed and floating/adjustable rate loans as of March 31, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 54: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,813	18,245
Commercial mortgage loans	1,704	3,616
Commercial construction loans	166	290
Commercial leases	2,935	—

Subtotal - commercial loans and leases	8,618	22,151

Residential mortgage loans	6,203	1,982
Home equity	1,221	8,184
Automobile loans	6,862	49
Credit card	605	757
Other consumer loans and leases	29	39

Subtotal - consumer loans and leases	14,920	11,011

Total	$23,538	33,162

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $767 million, $681 million and $894 million as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates increased slightly during both the first quarter of 2012 and the same period in the prior year. This caused modeled prepayments speeds to decrease, which led to a recovery of $11 million in temporary impairment on servicing rights during the three months ended March 31, 2012 and a recovery of $37 million in temporary impairment on servicing rights during the three months ended March 31, 2011. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the mortgage servicing rights valuation, the Bancorp recognized net gains of $4 million on its non-qualifying hedging strategy for the three months ended March 31, 2012, compared to net losses of $22 million for the three months ended March 31, 2011. There were no security sales related to the Bancorp’s non-qualifying hedging strategy for the three months ended March 31, 2012. The net losses on the non-qualifying hedging strategy included $5 million of net gains on the sale of securities during the first quarter of 2011. During the fourth quarter of 2011, the Bancorp assessed the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Based on this review, the Bancorp adjusted its MSR hedging strategy to exclude the hedging of MSRs related to certain mortgage loans originated in 2008 and prior, representing approximately 20% of the carrying value of the MSR portfolio as of March 31, 2012. The prepayment behavior of these loans is expected to be less sensitive to changes in interest rates as borrower credit characteristics and home price values have a greater impact based on changes in the market and underwriting environment. Thus, the predictive power of traditional prepayment models on these loans may not be reliable, which reduces the effectiveness of interest rate based hedge strategies. The Bancorp is exposed to prepayment risk on these loans in the event borrowers refinance at higher than expected levels due to government intervention or other factors. The Bancorp continues to monitor the performance of these MSRs and may decide to hedge this portion of the MSR portfolio in future periods. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2012, December 31, 2011 and March 31, 2011 was $414 million, $374 million and $296 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Projected contractual maturities from loan and lease repayments are included in Table 53 of the Market Risk Management section of MD&A. Of the $16.1 billion of securities in the Bancorp’s available-for-sale portfolio at March 31, 2012, $4.2 billion in principal and interest is expected to be received in the next 12 months and an additional $2.9 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, see the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the three months ended March 31, 2012 and 2011, the Bancorp sold loans totaling $6.9 billion and $4.0 billion, respectively. For further information on the transfer of financial assets, see Note 9 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 80% of its average total assets for the first quarter of 2012 compared to 81% for the fourth quarter of 2011 and 82% for the first quarter of 2011. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under the SEC rules. As of March 31, 2012, $5.6 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations, however, access to these markets may depend on market conditions. The Bancorp also has $19.0 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $32.6 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

On March 7, 2012, the Bancorp issued $500 million in aggregate principal amount of 3.50% Senior Notes due March 15, 2022. See Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Senior Notes.

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

The Bancorp’s senior debt credit ratings are summarized in Table 55. The ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. * Additional information on senior debt credit ratings is as follows:

•	Moody’s “Baa1” rating is considered a medium-grade obligation and is the fourth highest ranking within its overall classification system;

•	Standard & Poor’s “BBB” rating indicates the obligor’s capacity to meet its financial commitment is adequate and is the fourth highest ranking within its overall classification system;

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Fitch Ratings’ “A-” rating is considered high credit quality and is the third highest ranking within its overall classification system; and

•	DBRS Ltd.’s “A (low)” rating is considered satisfactory credit quality and is the third highest ranking within its overall classification system.

*	As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating.

TABLE 55: Agency Ratings

As of May 10, 2012	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB	A-	AL
Subordinated debt	Baa2	BBB-	BBB+	BBBH
Fifth Third Bank:
Short-term	P-2	A-2	F1	R-1L
Long-term deposit	A3	No rating	A	A
Senior debt	A3	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	A (low)

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

The Dodd-Frank Act requires more stringent prudential standards, including capital and liquidity requirements, for larger institutions. It addresses the quality of capital components by limiting the degree to which certain hybrid instruments can be included. The Dodd-Frank Act will phase out the inclusion of certain trust preferred securities as a component of Tier I capital beginning January 1, 2013. At March 31, 2012, the Bancorp’s Tier I capital included $2.2 billion of trust preferred securities representing approximately 213 bps of risk-weighted assets.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 56: Capital Ratios

($ in millions)	March 31, 2012	December 31, 2011	March 31, 2011
Average equity as a percent of average assets	11.49%	11.41	11.77
Tangible equity as a percent of tangible assets (a)	9.37	9.03	8.76
Tangible common equity as a percent of tangible assets (a)	9.02	8.68	8.39

Tier I capital	$12,860	12,503	12,129
Total risk-based capital	16,936	16,885	16,175
Risk-weighted assets (b)	105,412	104,945	99,392

Regulatory capital ratios:
Tier I capital	12.20%	11.91	12.20
Total risk-based capital	16.07	16.09	16.27
Tier I leverage	11.31	11.10	11.21
Tier I common equity (a)	9.64	9.35	8.99

a)	For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.
b)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

2012 Capital Actions

As part of the 2012 CCAR, on January 9, 2012, the Bancorp submitted to the FRB a capital plan approved by its Board of Directors covering the period from January 1, 2012 to March 31, 2013. The mandatory elements of the capital plan are an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy.

The FRB assessed the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan and reviewed the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratio and above a Tier 1 common ratio of 5 percent on a pro forma basis under expected and stressful conditions throughout the planning horizon.

On March 13, 2012 the Bancorp announced the FRB’s response to the capital plan it submitted as part of the 2012 CCAR. The FRB indicated that it did not object to the following capital actions: a continuation of its quarterly common dividend of $0.08 per share; the redemption of up to $1.4 billion in certain trust preferred securities; and the repurchase of common shares in an amount equal to any after-tax gains realized by Fifth Third from the sale of Vantiv, Inc. common shares by either Fifth Third or Vantiv, Inc.

The FRB indicated to the Bancorp that it did object to other elements of its capital plan, including increases in its quarterly common dividend and the initiation of common share repurchases other than those described in the paragraph above. Fifth Third intends to resubmit its capital plan to the FRB as soon as practicable in order to address the reasons for the FRB’s objections.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.08 and $0.06 during the first quarter of 2012 and 2011, respectively.

On April 23, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp will purchase approximately $75 million of its outstanding common stock. The Bancorp expects the settlement of the transaction to occur on or before July 26, 2012. Fifth Third is repurchasing the shares of its common stock as part of the 30 million share repurchase program, which has approximately 19 million shares remaining.

The actual number of shares of the Bancorp common stock to be delivered by a third party will be based generally on a discount to the average daily volume-weighted average prices of the Bancorp’s common stock during the term of the Repurchase Agreement. At settlement, the third party may be obligated to deliver additional shares of the Bancorp’s common stock to the Bancorp, or the Bancorp may be obligated to make a delivery of common stock or a payment of cash to the third party at the Bancorp’s election. The Bancorp expects the settlement of the transaction to occur on or before July 26, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 57: Share Repurchases

Period	Total Number of Shares Purchases(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
January 1, 2012 - January 31, 2012	—	$—	—	19,201,518
February 1, 2012 - February 29, 2012	—	—	—	19,201,518
March 1, 2012 - March 31, 2012	—	—	—	19,201,518

Total	—	$—	—	19,201,518

(a)	The Bancorp repurchased 152,735 shares during the first quarter of 2012 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	In May 2007, the Bancorp announced that its Board of Directors had authorized management to purchase 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information. A discussion of these transactions is as follows:

Residential Mortgage Loan Sales

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Such provisions include the loan’s compliance with applicable loan criteria, including certain documentation standards per agreements with unrelated third parties. Additional reasons for the Bancorp having to repurchase the loans include appraisal standards with the collateral, fraud related to the loan application and the rescission of mortgage insurance. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of March 31, 2012 and December 31, 2011, the Bancorp maintained reserves related to these loans sold with the representation and warranty recourse provisions totaling $55 million compared to $73 million at March 31, 2011, which were included in other liabilities in the Bancorp’s Condensed Consolidated Balance Sheets. For further information on residential mortgage loans sold with representation and warranty recourse provisions, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

For the three months ended March 31, 2012 and 2011, the Bancorp paid $8 million and $21 million, respectively, in the form of make whole payments and repurchased $27 million and $26 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended March 31, 2012 and 2011 were $94 million and $83 million, respectively. Total outstanding repurchase demand inventory was $78 million at March 31, 2012 compared to $66 million at December 31, 2011 and $146 million at March 31, 2011.

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of non-performance by the underlying borrowers is equivalent to the total outstanding balance. In the event of non-performance, the Bancorp has rights to the underlying collateral value securing the loan. At March 31, 2012 the outstanding balances on these loans sold with credit recourse was $742 million compared to $772 million at December 31, 2011 and $917 million at March 31, 2011. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $17 million at March 31, 2012 and December 31, 2011 compared to $14 million at March 31, 2011, which was recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio. For further information on residential mortgage loans sold with credit recourse, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $74 million at March 31, 2012, $77 million at December 31, 2011 and $122 million at March 31, 2011. As of March 31, 2012, December 31, 2011 and March 31, 2011, the Bancorp maintained a reserve of $25 million, $27 million and $52 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the third quarter of 2010, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $19 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $20 million and a decrease in the Bancorp’s maximum exposure of $53 million. In the second quarter of 2011, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $5 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $11 million and a decrease in the Bancorp’s maximum exposure of $27 million.

Quantitative and Qualitative Disclosure About Market Risk (Item 3)

Information presented in the Market Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	March 31, 2012	December 31, 2011	March 31, 2011
Assets
Cash and due from banks (a)	$2,235	2,663	2,121
Available-for-sale and other securities (b)	16,093	15,362	15,135
Held-to-maturity securities (c)	321	322	346
Trading securities	195	177	216
Other short-term investments (a)	1,628	1,781	2,481
Loans held for sale (d)	1,584	2,954	1,291
Portfolio loans and leases:
Commercial and industrial loans	32,155	30,783	27,344
Commercial mortgage loans (a)	9,909	10,138	10,510
Commercial construction loans	901	1,020	1,980
Commercial leases	3,512	3,531	3,367
Residential mortgage loans(e)	11,094	10,672	9,530
Home equity (a)	10,493	10,719	11,222
Automobile loans (a)	11,832	11,827	11,129
Credit card	1,896	1,978	1,821
Other consumer loans and leases	321	350	562

Portfolio loans and leases	82,113	81,018	77,465
Allowance for loan and lease losses(a)	(2,126)	(2,255)	(2,805)

Portfolio loans and leases, net	79,987	78,763	74,660
Bank premises and equipment	2,485	2,447	2,389
Operating lease equipment	495	497	513
Goodwill	2,417	2,417	2,417
Intangible assets	36	40	55
Servicing rights	767	681	894
Other assets (a)	8,504	8,863	7,967

Total Assets	$116,747	116,967	110,485

Liabilities
Deposits:
Demand	$26,385	27,600	22,066
Interest checking	23,971	20,392	18,597
Savings	22,245	21,756	21,697
Money market	4,275	4,989	5,184
Other time	4,446	4,638	7,043
Certificates - $100,000 and over	3,162	3,039	4,160
Foreign office and other	1,307	3,296	3,570

Total deposits	85,791	85,710	82,317
Federal funds purchased	319	346	332
Other short-term borrowings	2,877	3,239	1,297
Accrued taxes, interest and expenses	1,436	1,469	844
Other liabilities (a)	3,066	3,270	2,948
Long-term debt (a)	9,648	9,682	10,555

Total Liabilities	103,137	103,716	98,293

Equity
Common stock (f)	2,051	2,051	2,051
Preferred stock (g)	398	398	398
Capital surplus	2,803	2,792	2,824
Retained earnings	7,902	7,554	6,752
Accumulated other comprehensive income	468	470	263
Treasury stock	(62)	(64)	(125)

Total Bancorp shareholders’ equity	13,560	13,201	12,163
Noncontrolling interests	50	50	29

Total Equity	13,610	13,251	12,192

Total Liabilities and Equity	$116,747	116,967	110,485

(a)	Includes $19, $30 and $54 of cash, $4, $7 and $7of other short-term investments, $50, $50 and $29 of commercial mortgage loans, $217, $223 and $236 of home equity loans, $105, $259 and $529 of automobile loans, ($7), ($10) and ($12) of ALLL, $3, $4 and $5 of other assets, $3, $4 and $10 of other liabilities, $125, $191and $492 of long-term debt from consolidated VIEs that are included in their respective captions above at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. See Note 8.
(b)	Amortized cost of $15,341, $14,614 and $14,707 at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.
(c)	Fair value of $321, $322 and $346 at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.
(d)	Includes $1,429, $2,751 and $1,017 of residential mortgage loans held for sale measured at fair value at March 31, 2012, December 31, 2011and March 31, 2011, respectively.
(e)	Includes $67, $65 and $54 of residential mortgage loans measured at fair value at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Fifth Third Bancorp and Subsidiaries

Condensed	Consolidated Financial Statements and Notes (Item 1)

(f)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2012 – 920,056,340 (excludes 3,836,240 treasury shares), December 31, 2011 – 919,804,436 (excludes 4,088,145 treasury shares) and March 31, 2011 – 918,728,008 (excludes 5,164,573 treasury shares).
(g)	317,680 shares of undesignated no par value preferred stock are authorized of which none had been issued; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 16,450 issued and outstanding at March 31, 2012, December 31, 2011, and March 31, 2011.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended March 31,
($ in millions, except per share data)	2012	2011
Interest Income
Interest and fees on loans and leases	$898	910
Interest on securities	141	149
Interest on other short-term investments	1	1

Total interest income	1,040	1,060
Interest Expense
Interest on deposits	58	106
Interest on other short-term borrowings	1	1
Interest on long-term debt	83	74

Total interest expense	142	181

Net Interest Income	898	879
Provision for loan and lease losses	91	168

Net Interest Income After Provision for Loan and Lease Losses	807	711
Noninterest Income
Mortgage banking net revenue	204	102
Service charges on deposits	129	124
Corporate banking revenue	97	86
Investment advisory revenue	96	98
Card and processing revenue	59	80
Other noninterest income	175	81
Securities gains, net	9	8
Securities gains, net-non-qualifying hedges on mortgage servicing rights	—	5

Total noninterest income	769	584
Noninterest Expense
Salaries, wages and incentives	399	351
Employee benefits	112	97
Net occupancy expense	77	77
Technology and communications	47	45
Card and processing expense	30	29
Equipment expense	27	29
Other noninterest expense	281	290

Total noninterest expense	973	918

Income Before Income Taxes	603	377
Applicable income tax expense	173	112

Net Income	430	265
Less: Net income attributable to noncontrolling interests	—	—

Net Income Attributable to Bancorp	430	265
Dividends on preferred stock	9	177

Net Income Available to Common Shareholders	$421	88

Earnings Per Share	$0.46	0.10
Earnings Per Diluted Share	$0.45	0.10

Average common shares - basic	915,225,816	880,829,800
Average common shares - diluted	957,415,527	894,841,321
Cash dividends declared per share	$0.08	0.06

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended March 31,
($ in millions)	2012	2011
Net income	$430	265
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities arising during period	7	(37)
Less: Reclassification adjustment for net gains included in net income	(5)	(7)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains on cash flow hedge derivatives arising during period	6	—
Less: Reclassification adjustment for net gains included in net income	(13)	(9)
Defined benefit pension plans:
Prior service cost arising during period	—	—
Net actuarial loss arising during period	3	2

Other comprehensive loss	(2)	(51)
Comprehensive income	428	214
Less: Comprehensive income attributable to noncontrolling interests	—	—

Comprehensive income attributable to Bancorp	$428	214

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2010	$1,779	3,654	1,715	6,719	314	(130)	14,051	29	14,080
Net income				265			265	—	265
Other comprehensive income (loss)					(51)		(51)		(51)

Cash dividends declared:
Common stock at $0.06 per share				(55)			(55)		(55)
Preferred stock				(24)			(24)		(24)
Issuance of common stock	272		1,376				1,648		1,648
Redemption of preferred shares, Series F		(3,408)					(3,408)		(3,408)
Redemption of stock warrant			(280)				(280)		(280)
Accretion of preferred dividends, Series F		153		(153)			—		—
Stock-based compensation expense			14			1	15		15
Stock-based awards issued or exercised, including treasury shares issued			(3)			4	1		1
Loans repaid related to the exercise of stock based awards, net			1				1		1
Other		(1)	1				—		—

Balance at March 31, 2011	2,051	398	2,824	6,752	263	(125)	12,163	29	12,192

Balance at December 31, 2011	2,051	398	2,792	7,554	470	(64)	13,201	50	13,251
Net income				430			430	—	430
Other comprehensive income (loss)					(2)		(2)		(2)

Cash dividends declared:
Common stock at $0.08 per share				(74)			(74)		(74)
Preferred stock				(9)			(9)		(9)
Stock-based compensation expense			14				14		14
Stock-based awards issued or exercised, including treasury shares issued			(1)			1	—		—
Restricted stock grants			(1)			1	—		—
Other			(1)	1			—		—

Balance at March 31, 2012	2,051	398	2,803	7,902	468	(62)	13,560	50	13,610

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the three months ended March 31,
($ in millions)	2012	2011
Operating Activities
Net income	$430	265
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	91	168
Depreciation, amortization and accretion	128	112
Stock-based compensation expense	19	17
Provision for deferred income taxes	50	89
Realized securities gains	(9)	(8)
Realized securities gains - non-qualifying hedges on mortgage servicing rights	—	(5)
Recovery of MSR impairment	(11)	(37)
Net losses (gains) on sales of loans and fair value adjustments on loans held for sale	1	(63)
Capitalized mortgage servicing rights	(121)	(63)
Proceeds from sales of loans held for sale	7,029	4,046
Loans originated for sale, net of repayments	(5,646)	(3,039)
Dividends representing return on equity method investments	11	3
Gain on Vantiv, Inc. IPO	(115)	—
Net change in:
Trading securities	(16)	80
Other assets	88	322
Accrued taxes, interest and expenses	(120)	(104)
Other liabilities	86	100

Net Cash Provided by Operating Activities	1,895	1,883

Investing Activities
Sales:
Available-for-sale securities	231	64
Loans	57	96
Disposal of bank premises and equipment	—	1
Repayments / maturities:
Available-for-sale securities	1,076	1,038
Held-to-maturity securities	—	6
Purchases:
Available-for-sale securities	(2,046)	(903)
Bank premises and equipment	(95)	(57)
Proceeds from sale and dividends representing return of equity method investments	39	5
Net change in:
Other short-term investments	153	(966)
Loans and leases	(1,395)	(544)
Operating lease equipment	(8)	(45)

Net Cash Used in Investing Activities	(1,988)	(1,305)

Financing Activities
Net change in:
Core deposits	(51)	796
Certificates - $100,000 and over, including other foreign office	133	(127)
Federal funds purchased	(27)	53
Other short-term borrowings	(363)	(277)
Dividends paid on common shares	(74)	(55)
Dividends paid on preferred shares	(9)	(24)
Proceeds from issuance of long-term debt	500	1,260
Repayment of long-term debt	(444)	(203)
Issuance of common shares	—	1,648
Redemption of preferred shares, Series F	—	(3,408)
Redemption of stock warrant	—	(280)
Other	—	1

Net Cash Used In Financing Activities	(335)	(616)

Decrease in Cash and Due from Banks	(428)	(38)
Cash and Due from Banks at Beginning of Period	2,663	2,159

Cash and Due from Banks at End of Period	$2,235	2,121

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2012 and 2011, the results of operations and comprehensive income for the three months ended March 31, 2012 and 2011, the cash flows for the three months ended March 31, 2012 and 2011 and the changes in equity for the three months ended March 31, 2012 and 2011. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the latest annual financial statements. The results of operations and comprehensive income for the three months ended March 31, 2012 and 2011 and the cash flows and changes in equity for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2011 has been derived from the annual audited Consolidated Financial Statements of the Bancorp.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to noncash investing and financing activities are presented in the following table for the three months ended March 31:

($ in millions)	2012	2011
Cash payments:
Interest	$150	172
Income taxes	48	15

Transfers:
Portfolio loans to held for sale loans	17	43
Held for sale loans to portfolio loans	57	11
Portfolio loans to OREO	80	106
Held for sale loans to OREO	3	10

3. Accounting and Reporting Developments

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued amended guidance clarifying when the Bancorp can recognize a sale upon the transfer of financial assets subject to a repurchase agreement. That determination is based, in part, on whether the Bancorp has maintained effective control over the transferred financial assets. Under the amended guidance, the FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, not on whether the transferor has the practical ability to perform in accordance with those rights or obligations. The Bancorp accounts for all of its existing repurchase agreements as secured borrowings, and therefore the adoption of this amended guidance on January 1, 2012 did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued amended guidance that results in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. Under the amended guidance, the Bancorp is required to expand its disclosure for fair value instruments categorized within Level 3 of the fair value hierarchy to include (1) the valuation processes used by the Bancorp; and (2) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs for recurring fair value measurements and the interrelationships between those unobservable inputs, if any. The Bancorp is also required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (e.g. portfolio loans). The amended guidance was adopted on January 1, 2012 and the required disclosures are included in Note 18.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Presentation of Comprehensive Income

In June 2011, the FASB issued amended guidance on the presentation requirements for comprehensive income. The amended guidance requires the Bancorp to present total comprehensive income, the components of net income and the components of other comprehensive income on the face of the financial statements, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amended guidance was adopted by the Bancorp on January 1, 2012 and has been applied retrospectively. The Bancorp presents comprehensive income in two separate but consecutive statements, and has included the requirements of the amended guidance in the Condensed Consolidated Statements of Comprehensive Income.

Testing Goodwill for Impairment

In September 2011, the FASB issued amended guidance on testing goodwill for impairment. The amended guidance simplifies how the Bancorp is required to test goodwill for impairment and permits the Bancorp to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Bancorp determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. However, if the Bancorp concludes otherwise, it would then be required to perform Step 1 of the goodwill impairment test, and continue to Step 2, if necessary. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and was adopted by the Bancorp on January 1, 2012.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued amended guidance related to disclosures about offsetting assets and liabilities. The amended guidance requires the Bancorp to disclose both gross information and net information about financial instruments, including derivatives, and transactions eligible for offset in the Condensed Consolidated Balance Sheets as well as financial instruments and transactions subject to agreements similar to a master netting arrangement. The amended guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

4. Securities

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and held-to-maturity securities portfolios as of:

March 31, 2012 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$51	—	—	51
U.S. Government sponsored agencies	1,782	172	—	1,954
Obligations of states and political subdivisions	210	4	—	214
Agency mortgage-backed securities	9,834	525	(1)	10,358
Other bonds, notes and debentures	2,315	55	(5)	2,365
Other securities(a)	1,149	2	—	1,151

Total	$15,341	758	(6)	16,093

Held-to-maturity:
Obligations of states and political subdivisions	$319	—	—	319
Other debt securities	2	—	—	2

Total	$321	—	—	321

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

December 31, 2011 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$171	—	—	171
U.S. Government sponsored agencies	1,782	180	—	1,962
Obligations of states and political subdivisions	96	5	—	101
Agency mortgage-backed securities	9,743	542	(1)	10,284
Other bonds, notes and debentures	1,792	29	(9)	1,812
Other securities(a)	1,030	2	—	1,032

Total	$14,614	758	(10)	15,362

Held-to-maturity:
Obligations of states and political subdivisions	$320	—	—	320
Other debt securities	2	—	—	2

Total	$322	—	—	322

March 31, 2011 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$225	3	—	228
U.S. Government sponsored agencies	1,669	70	—	1,739
Obligations of states and political subdivisions	152	1	—	153
Agency mortgage-backed securities	10,439	385	(39)	10,785
Other bonds, notes and debentures	1,177	20	(14)	1,183
Other securities(a)	1,045	3	(1)	1,047

Total	$14,707	482	(54)	15,135

Held-to-maturity:
Obligations of states and political subdivisions	$341	—	—	341
Other debt securities	5	—	—	5

Total	$346	—	—	346

(a)	Other securities consist of FHLB and FRB restricted stock holdings of $497 and $345, respectively, at March 31, 2012 and December 31, 2011, and $524 and $344, respectively, at March 31, 2011, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	For the three months ended March 31,
($ in millions)	2012	2011
Realized gains	$7	12
Realized losses	—	—

Net realized gains	$7	12

Trading securities totaled $195 million as of March 31, 2012, compared to $177 million at December 31, 2011 and $216 million at March 31, 2011. Net realized gains on trading securities were immaterial to the Bancorp for the three months ended March 31, 2012 and net realized losses were immaterial to the Bancorp for the three months ended March 31, 2011. Net unrealized gains on trading securities were $2 million at March 31, 2012, $5 million at December 31, 2011, and net unrealized losses were $1 million at March 31, 2011.

At March 31, 2012, December 31, 2011, and March 31, 2011 securities with a fair value of $12.6 billion, $13.3 billion, and $10.6 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s agency mortgage-backed securities and the contractual maturity distribution of the Bancorp’s other available-for-sale and held-to-maturity securities as of March 31, 2012 are shown in the following table.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Available-for-Sale and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Under 1 year	$612	629	36	36
1-5 years	10,473	11,044	254	254
5-10 years	1,996	2,125	16	16
Over 10 years	1,111	1,144	15	15
Other securities	1,149	1,151	—	—

Total	$15,341	16,093	321	321

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
U.S. Treasury and government agencies	$—	—	—	—	—	—
U.S. Government sponsored agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	85	—	1	—	86	—
Agency mortgage-backed securities	78	(1)	2	—	80	(1)
Other bonds, notes and debentures	337	(5)	10	—	347	(5)
Other securities	13	—	—	—	13	—

Total	$513	(6)	13	—	526	(6)

December 31, 2011
U.S. Treasury and government agencies	$70	—	1	—	71	—
U.S. Government sponsored agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	2	—	2	—
Agency mortgage-backed securities	34	(1)	6	—	40	(1)
Other bonds, notes and debentures	523	(4)	38	(5)	561	(9)
Other securities	6	—	—	—	6	—

Total	$633	(5)	47	(5)	680	(10)

March 31, 2011
U.S. Treasury and government agencies	$—	—	1	—	1	—
U.S. Government sponsored agencies	50	—	—	—	50	—
Obligations of states and political subdivisions	5	—	3	—	8	—
Agency mortgage-backed securities	1,807	(39)	—	—	1,807	(39)
Other bonds, notes and debentures	511	(11)	38	(3)	549	(14)
Other securities	5	(1)	—	—	5	(1)

Total	$2,378	(51)	42	(3)	2,420	(54)

Other-Than-Temporary Impairments

During the three months ended March 31, 2012 and 2011, the Bancorp did not recognize OTTI on any of its available-for-sale or held-to-maturity debt or equity securities. At March 31, 2011, two percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities. The percentage was immaterial at March 31, 2012 and December 31, 2011.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The following table provides a summary of the total loans and leases classified by primary purpose as of:

($ in millions)	March 31, 2012	December 31, 2011	March 31, 2011
Loans and leases held for sale:
Commercial and industrial loans	$48	45	87
Commercial mortgage loans	67	76	107
Commercial construction loans	15	17	40
Residential mortgage loans	1,429	2,802	1,026
Other consumer loans and leases	25	14	31

Total loans and leases held for sale	$1,584	2,954	1,291

Portfolio loans and leases:
Commercial and industrial loans	$32,155	30,783	27,344
Commercial mortgage loans	9,909	10,138	10,510
Commercial construction loans	901	1,020	1,980
Commercial leases	3,512	3,531	3,367

Total commercial loans and leases	46,477	45,472	43,201

Residential mortgage loans	11,094	10,672	9,530
Home equity	10,493	10,719	11,222
Automobile loans	11,832	11,827	11,129
Credit card	1,896	1,978	1,821
Other consumer loans and leases	321	350	562

Total consumer loans and leases	35,636	35,546	34,264

Total portfolio loans and leases	$82,113	81,018	77,465

Total portfolio loans and leases are recorded net of unearned income, which totaled $905 million as of March 31, 2012, $942 million as of December 31, 2011, and $1.0 billion as of March 31, 2011. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $62 million, $45 million, and $4 million as of March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

The following table presents a summary of the total loans and leases owned by the Bancorp as of and for the three months ended March 31:

	Balance		Balance of Loans 90 Days or More Past Due		Net Charge-Offs
($ in millions)	2012	2011	2012	2011	2012	2011
Commercial and industrial loans	$32,203	27,431	$2	8	$54	83
Commercial mortgage loans	9,976	10,617	30	8	30	54
Commercial construction loans	916	2,020	—	23	18	26
Commercial leases	3,512	3,367	—	—	—	1
Residential mortgage loans	12,523	10,556	73	98	37	65
Home equity loans	10,493	11,222	74	84	46	63
Automobile loans	11,832	11,129	8	9	9	20
Credit card	1,896	1,821	29	36	20	31
Other consumer loans and leases	346	593	—	—	6	24

Total loans and leases	$83,697	78,756	$216	266	$220	367

Less: Loans held for sale	$1,584	1,291

Total portfolio loans and leases	$82,113	77,465

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended March 31, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,527	227	365	136	2,255
Losses charged off	(117)	(38)	(98)	—	(253)
Recoveries of losses previously charged off	15	1	17	—	33
Provision for loan and lease losses	(1)	43	57	(8)	91

Balance, end of period	$1,424	233	341	128	2,126

For the three months ended March 31, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,989	310	555	150	3,004
Losses charged off	(176)	(67)	(154)	—	(397)
Recoveries of losses previously charged off	12	2	16	—	30
Provision for loan and lease losses	30	41	102	(5)	168

Balance, end of period	$1,855	286	519	145	2,805

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of March 31, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$132	130	65	—	327
Collectively evaluated for impairment	1,291	102	276	—	1,669
Loans acquired with deteriorated credit quality	1	1	—	—	2
Unallocated	—	—	—	128	128

Total ALLL	$1,424	233	341	128	2,126

Loans and leases:(b)
Individually evaluated for impairment	$1,158	1,247	570	—	2,975
Collectively evaluated for impairment	45,317	9,772	23,972	—	79,061
Loans acquired with deteriorated credit quality	2	8	—	—	10

Total portfolio loans and leases	$46,477	11,027	24,542	—	82,046

(a)	Includes $14 related to leveraged leases.
(b)	Excludes $67 of residential mortgage loans measured at fair value, and includes $1,027 of leveraged leases, net of unearned income.

As of December 31, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total

ALLL:(a)
Individually evaluated for impairment	$155	130	65	—	350
Collectively evaluated for impairment	1,371	96	300	—	1,767
Loans acquired with deteriorated credit quality	1	1	—	—	2
Unallocated	—	—	—	136	136

Total ALLL	$1,527	227	365	136	2,255

Loans and leases:(b)
Individually evaluated for impairment	$1,170	1,258	574	—	3,002
Collectively evaluated for impairment	44,299	9,341	24,300	—	77,940
Loans acquired with deteriorated credit quality	3	8	—	—	11

Total portfolio loans and leases	$45,472	10,607	24,874	—	80,953

(a)	Includes $14 related to leveraged leases.
(b)	Excludes $65 of residential mortgage loans measured at fair value, and includes $1,022 of leveraged leases, net of unearned income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$286	123	107	—	516
Collectively evaluated for impairment	1,568	161	412	—	2,141
Loans acquired with deteriorated credit quality	1	2	—	—	3
Unallocated	—	—	—	145	145

Total ALLL	$1,855	286	519	145	2,805

Loans and leases:(b)
Individually evaluated for impairment	$1,086	1,193	655	—	2,934
Collectively evaluated for impairment	42,111	8,272	24,071	—	74,454
Loans acquired with deteriorated credit quality	4	11	8	—	23

Total portfolio loans and leases	$43,201	9,476	24,734	—	77,411

(a)	Includes $14 related to leveraged leases.
(b)	Excludes $54 of residential mortgage loans measured at fair value, includes $1,039 of leveraged leases, net of unearned income.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of March 31, 2012 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$28,761	1,479	1,805	110	32,155
Commercial mortgage loans owner-occupied	3,850	509	802	15	5,176
Commercial mortgage loans nonowner-occupied	3,172	566	971	24	4,733
Commercial construction loans	326	218	342	15	901
Commercial leases	3,414	40	57	1	3,512

Total	$39,523	2,812	3,977	165	46,477

As of December 31, 2011 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$27,199	1,641	1,831	112	30,783
Commercial mortgage loans owner-occupied	3,893	567	778	28	5,266
Commercial mortgage loans nonowner-occupied	3,328	521	984	39	4,872
Commercial construction loans	343	235	413	29	1,020
Commercial leases	3,434	52	44	1	3,531

Total	$38,197	3,016	4,050	209	45,472

As of March 31, 2011 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$23,092	1,788	2,350	114	27,344
Commercial mortgage loans owner-occupied	4,027	435	801	18	5,281
Commercial mortgage loans nonowner-occupied	3,352	659	1,152	66	5,229
Commercial construction loans	1,029	412	516	23	1,980
Commercial leases	3,273	46	46	2	3,367

Total	$34,773	3,340	4,865	223	43,201

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments disaggregated into performing versus nonperforming status as of:

	March 31, 2012		December 31, 2011		March 31, 2011
($ in millions)	Performing	Nonperforming	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$10,762	265	10,332	275	9,215	261
Home equity	10,443	50	10,665	54	11,166	56
Automobile loans	11,829	3	11,825	2	11,126	3
Credit card	1,851	45	1,930	48	1,767	54
Other consumer loans and leases	320	1	349	1	502	60

Total	$35,205	364	35,101	380	33,776	434

(a)	Excludes $67, $65, and $54 of loans measured at fair value at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of March 31, 2012 ($ in millions)	Current Loans and Leases	30-89 Days	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$31,872	77	206	283	32,155	2
Commercial mortgage owner-occupied loans	5,010	30	136	166	5,176	30
Commercial mortgage nonowner-occupied loans	4,516	48	169	217	4,733	—
Commercial construction loans	782	5	114	119	901	—
Commercial leases	3,507	1	4	5	3,512	—
Residential mortgage loans(a) (b)	10,594	97	336	433	11,027	73
Consumer:
Home equity	10,250	118	125	243	10,493	74
Automobile loans	11,771	50	11	61	11,832	8
Credit card	1,795	31	70	101	1,896	29
Other consumer loans and leases	319	1	1	2	321	—

Total portfolio loans and leases(a)	$80,416	458	1,172	1,630	82,046	216

(a)	Excludes $67 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of March 31, 2012, $49 of these loans were 30-89 days past due and $320 were 90 days or more past due. The Bancorp recognized $1 of losses for the three months ended March 31, 2012 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.

		Past Due
As of December 31, 2011 ($ in millions)	Current Loans and Leases	30-89 Days	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$30,493	49	241	290	30,783	4
Commercial mortgage owner-occupied loans	5,088	62	116	178	5,266	1
Commercial mortgage nonowner-occupied loans	4,649	41	182	223	4,872	2
Commercial construction loans	887	12	121	133	1,020	1
Commercial leases	3,521	4	6	10	3,531	—
Residential mortgage loans(a) (b)	10,149	110	348	458	10,607	79
Consumer:
Home equity	10,455	136	128	264	10,719	74
Automobile loans	11,744	71	12	83	11,827	9
Credit card	1,873	33	72	105	1,978	30
Other consumer loans and leases	348	1	1	2	350	—

Total portfolio loans and leases(a)	$79,207	519	1,227	1,746	80,953	200

(a)	Excludes $65 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2011, $45 of these loans were 30-89 days past due and $309 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses for the year ended December 31, 2011 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Past Due
As of March 31, 2011 ($ in millions)	Current Loans and Leases	30-89 Days	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$26,920	132	292	424	27,344	8
Commercial mortgage owner-occupied loans	5,094	57	130	187	5,281	4
Commercial mortgage nonowner-occupied loans	4,931	103	195	298	5,229	4
Commercial construction loans	1,775	50	155	205	1,980	23
Commercial leases	3,352	5	10	15	3,367	—
Residential mortgage loans(a) (b)	9,001	119	356	475	9,476	98
Consumer:
Home equity	10,946	136	140	276	11,222	84
Automobile loans	11,050	67	12	79	11,129	9
Credit card	1,703	36	82	118	1,821	36
Other consumer loans and leases	500	2	60	62	562	—

Total portfolio loans and leases(a)	$75,272	707	1,432	2,139	77,411	266

(a)	Excludes $54 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of March 31, 2011 $50 of these loans were 30-89 days past due and $298 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses for the three months ended March 31, 2011 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the Bancorp’s impaired loans and leases (by class) that were subject to individual review:

As of March 31, 2012 ($ in millions)	Unpaid Principal Balance	Recorded Investment(a)	Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$367	248	92
Commercial mortgage owner-occupied loans	88	69	9
Commercial mortgage nonowner-occupied loans	227	159	19
Commercial construction loans	142	85	12
Commercial leases	4	4	1
Restructured residential mortgage loans	1,044	997	131
Restructured consumer:
Home equity	401	398	47
Automobile loans	39	39	5
Credit card	95	87	13
Other consumer loans and leases	2	2	—

Total impaired loans with a related allowance	$2,409	2,088	329

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$275	228	—
Commercial mortgage owner-occupied loans	99	88	—
Commercial mortgage nonowner-occupied loans	205	179	—
Commercial construction loans	130	94	—
Commercial leases	6	6	—
Restructured residential mortgage loans	312	258	—
Restructured consumer:
Home equity	44	41	—
Automobile loans	3	3	—

Total impaired loans with no related allowance	1,074	897	—

Total impaired loans and leases	$3,483	2,985	329

(a)	Includes $481, $1,125 and $499, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $157, $130 and $71, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2011 ($ in millions)	Unpaid Principal Balance	Recorded Investment(a)	Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$330	246	102
Commercial mortgage owner-occupied loans	66	52	10
Commercial mortgage nonowner-occupied loans	203	147	24
Commercial construction loans	213	120	18
Commercial leases	11	10	2
Restructured residential mortgage loans	1,091	1,038	131
Restructured consumer:
Home equity	401	397	46
Automobile loans	37	37	5
Credit card	94	88	14
Other consumer loans and leases	2	2	—

Total impaired loans with a related allowance	$2,448	2,137	352

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$375	265	—
Commercial mortgage owner-occupied loans	78	69	—
Commercial mortgage nonowner-occupied loans	191	157	—
Commercial construction loans	143	105	—
Commercial leases	2	2	—
Restructured residential mortgage loans	276	228	—
Restructured consumer:
Home equity	48	46	—
Automobile loans	4	4	—

Total impaired loans with no related allowance	1,117	876	—

Total impaired loans and leases	$3,565	3,013	352

(a)	Includes $390, $1,117 and $495, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $160, $141 and $79, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2011 ($ in millions)	Unpaid Principal Balance	Recorded Investment(a)	Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$479	351	162
Commercial mortgage owner-occupied loans	107	66	17
Commercial mortgage nonowner-occupied loans	169	117	21
Commercial construction loans	252	159	39
Commercial leases	10	10	48
Restructured residential mortgage loans	1,094	1,044	125
Restructured consumer:
Home equity	395	393	52
Automobile loans	35	34	5
Credit card	112	99	19
Other consumer loans and leases	87	84	31

Total impaired loans with a related allowance	$2,740	2,357	519

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$178	142	—
Commercial mortgage owner-occupied loans	64	54	—
Commercial mortgage nonowner-occupied loans	171	144	—
Commercial construction loans	73	43	—
Commercial leases	4	4	—
Restructured residential mortgage loans	201	160	—
Restructured consumer:
Home equity	50	48	—
Automobile loans	5	5	—

Total impaired loans with no related allowance	746	600	—

Total impaired loans and leases	$3,486	2,957	519

(a)	Includes $243, $1,083, and $515, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $149, $121 and $148, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

The following table summarizes the Bancorp’s average impaired loans and leases and interest income by class:

	For the three months ended March 31, 2012
($ in millions)	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$494	1
Commercial mortgage owner-occupied loans	139	1
Commercial mortgage nonowner-occupied loans	320	2
Commercial construction loans	202	1
Commercial leases	11	—
Restructured residential mortgage loans	1,262	12
Restructured consumer:
Home equity	444	6
Automobile loans	41	—
Credit card	80	1

Total impaired loans and leases	$2,993	24

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the three months ended March 31, 2011
($ in millions)	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$509	13
Commercial mortgage owner-occupied loans	109	5
Commercial mortgage nonowner-occupied loans	277	8
Commercial construction loans	206	5
Commercial leases	14	—
Restructured residential mortgage loans	1,196	10
Restructured consumer:
Home equity	441	6
Automobile loans	39	—
Credit card	86	1
Other consumer loans and leases	82	—

Total impaired loans and leases	$2,959	48

Nonperforming Assets:

The following table summarizes the Bancorp’s nonperforming loans and leases, by class, as of:

($ in millions)	March 31, 2012	December 31, 2011	March 31, 2011
Commercial:
Commercial and industrial loans	$442	487	572
Commercial mortgage owner-occupied loans	180	170	271
Commercial mortgage nonowner-occupied loans	225	251	182
Commercial construction loans	131	138	168
Commercial leases	10	12	18

Total commercial loans and leases	988	1,058	1,211

Residential mortgage loans	265	275	261
Consumer:
Home equity	50	54	56
Automobile loans	3	2	3
Credit card	45	48	54
Other consumer loans and leases	1	1	60

Total consumer loans and leases	99	105	173

Total nonperforming loans and leases(a)	$1,352	1,438	1,645

OREO and other repossessed property(b)	321	378	481

(a)	Excludes $117, $138 and $216 of nonaccrual loans held for sale at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.
(b)	Excludes $69, $64 and $53 of OREO related to government insured loans at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) at a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of loans may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 in the Bancorp’s Form 10-K for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the related impairment as the difference between the estimated future cash flows, discounted at the original effective yield of the loan, expected to be collected on the modified loan and the carrying value of the loan. The resulting measurement may result in the need for minimal or no valuation allowance because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR, the cash flows on the modified loan, using pre modification interest rate as the discount rate, often exceed the recorded investment of the loan. Conversely, the Bancorp often recognizes an impairment loss as an increase to ALLL upon a modification that reduces the stated interest rate on a loan. If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL. As of March 31, 2012, December 31, 2011, and March 31, 2011, the Bancorp had $20 million, $42 million, and $38 million in line of credit commitments, respectively, and $1 million in letter of credit commitments to lend additional funds to borrowers whose terms have been modified in a troubled debt restructuring.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of loans modified in a TDR by the Bancorp during the three months ended March 31, 2012:

($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	30	$15	(3)	—
Commercial mortgage owner-occupied loans	27	8	(2)	—
Commercial mortgage nonowner-occupied loans	30	51	1	—
Commercial construction loans	11	36	—	—
Residential mortgage loans	480	78	7	—
Consumer:
Home equity	311	19	1	—
Automobile loans	339	5	1	—
Credit card	2,741	18	2	—

Total portfolio loans and leases	3,969	$230	7	—

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
(b)	Represents number of loans post-modification.

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

The following table provides a summary of subsequent defaults that occurred during the three months ended March 31, 2012 and within 12 months of the restructuring date:

($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial mortgage nonowner-occupied loans	1	$1
Commercial construction loans	2	3
Residential mortgage loans	64	11
Consumer:
Home equity	31	2
Automobile loans	12	—
Credit card	17	—

Total portfolio loans and leases	127	$17

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

7. Intangible Assets

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated weighted-average life at March 31, 2012 of 4 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For more information on servicing rights, see Note 9. The details of the Bancorp’s intangible assets are shown in the following table.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of March 31, 2012
Mortgage servicing rights	$2,641	(1,327)	(547)	767
Core deposit intangibles	180	(152)	—	28
Other	44	(36)	—	8

Total intangible assets	$2,865	(1,515)	(547)	803

As of December 31, 2011
Mortgage servicing rights	$2,520	(1,281)	(558)	681
Core deposit intangibles	439	(407)	—	32
Other	44	(36)	—	8

Total intangible assets	$3,003	(1,724)	(558)	721

As of March 31, 2011
Mortgage servicing rights	$2,347	(1,174)	(279)	894
Core deposit intangibles	439	(395)	—	44
Other	44	(33)	—	11

Total intangible assets	$2,830	(1,602)	(279)	949

As of March 31, 2012, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ending March 31, 2012 and 2011 was $50 million and $35 million, respectively. Estimated amortization expense for the years ending December 31, 2012 through 2016 is as follows:

	Mortgage	Other
($ in millions)	Servicing Rights	Intangible Assets	Total
Remainder of 2012	$179	9	188
2013	195	8	203
2014	157	4	161
2015	128	2	130
2016	104	2	106

8. Variable Interest Entities

The Bancorp, in the normal course of business, engages in a variety of activities that involve VIEs, which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. For certain investment funds, the primary beneficiary is the enterprise that will absorb a majority of the fund’s expected losses or receive a majority of the fund’s expected residual returns. The Bancorp evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Bancorp is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Bancorp is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Bancorp is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate.

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Bancorp’s Condensed Consolidated Balance Sheets as of:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	$XXXX	$XXXX	$XXXX	$XXXX
March 31, 2012 ($ in millions)	Home Equity Securitization	Automobile Loan Securitization	CDC Investments	Total
Assets:
Cash and due from banks	$6	13	—	19
Other short-term investments	—	4	—	4
Commercial mortgage loans	—	—	50	50
Home equity	217	—	—	217
Automobile loans	—	105	—	105
ALLL	(4)	(1)	(2)	(7)
Other assets	1	—	2	3

Total assets	220	121	50	391

Liabilities:
Other liabilities	$—	3	—	3
Long-term debt	19	106	—	125

Total liabilities	$19	109	—	128

Noncontrolling interests			50	50

December 31, 2011 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$5	25	—	30
Other short-term investments	—	7	—	7
Commercial mortgage loans	—	—	50	50
Home equity	223	—	—	223
Automobile loans	—	259	—	259
ALLL	(5)	(3)	(2)	(10)
Other assets	1	1	2	4

Total assets	224	289	50	563

Liabilities:
Other liabilities	$—	4	—	4
Long-term debt	22	169	—	191

Total liabilities	$22	173	—	195

Noncontrolling interest			50	50

March 31, 2011 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$7	47	—	54
Other short-term investments	—	7	—	7
Commercial mortgage loans	—	—	29	29
Home equity	236	—	—	236
Automobile loans	—	529	—	529
ALLL	(5)	(6)	(1)	(12)
Other assets	1	3	1	5

Total assets	239	580	29	848

Liabilities:
Other liabilities	$—	10	—	10
Long-term debt	50	442	—	492

Total liabilities	$50	452	—	502

Noncontrolling interest			29	29

Home Equity and Automobile Loan Securitizations

The Bancorp previously sold $903 million of home equity lines of credit to an isolated trust. Additionally, the Bancorp previously sold $2.7 billion of automobile loans to an isolated trust and conduits in three separate transactions. Each of these transactions isolated the related loans through the use of a VIE that, under accounting guidance effective prior to January 1, 2010, was not consolidated by the Bancorp. The VIEs were funded through loans from large multi-seller asset-backed commercial paper conduits sponsored by third party agents, asset-backed securities issued with varying levels of credit subordination and payment priority, and residual interests. The Bancorp retained residual interests in these entities and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp determined it is the primary beneficiary of these VIEs and, effective January 1, 2010, these VIEs were consolidated in the Bancorp’s Condensed Consolidated Financial Statements. On February 8, 2012, the Bancorp exercised cleanup call options on an automobile securitization conduit and an isolated trust and acquired all remaining automobile loans, the proceeds of which were used by the conduit and trust to repay outstanding debt. The assets of each VIE are restricted to the settlement of the long-term debt and other liabilities of the respective entity. Third-party holders of this debt do not have recourse to the general assets of the Bancorp.

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

CDC Investments

CDC, a wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp serves as the managing member of certain LLCs invested in business revitalization projects. The Bancorp has provided an indemnification guarantee to the investor members of these LLCs related to the qualification of tax credits generated by the investor member’s investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members interests in these VIEs are presented as noncontrolling interests in the Bancorp’s Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income. Additionally, the net income attributable to the noncontrolling interests is reported separately in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to the indemnification at March 31, 2012, December 31, 2011 and March 31, 2011, was $16 million, $10 million and $9 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Bancorp’s Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds a variable interest, but is not the primary beneficiary to the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

	Total	Total	Maximum
As of March 31, 2012 ($ in millions)	Assets	Liabilities	Exposure
CDC investments	$1,249	265	1,249
Private equity investments	166	—	325
Money market funds	158	—	165
Loans provided to VIEs	1,568	—	2,419
Restructured loans	9	—	10

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Total	Total	Maximum
As of December 31, 2011 ($ in millions)	Assets	Liabilities	Exposure
CDC investments	$1,243	269	1,243
Private equity investments	161	3	327
Money market funds	53	—	62
Loans provided to VIEs	1,370	—	2,203
Restructured loans	10	—	12

As of March 31, 2011 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,252	278	1,252
Private equity investments	98	2	280
Money market funds	60	—	70
Loans provided to VIEs	1,170	—	1,928
Restructured loans	11	—	12

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

The Bancorp is exposed to losses arising from negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the above tables. Also, as of March 31, 2012, December 31 2011 and March 31, 2011, the unfunded commitment amounts to the funds were $159 million, $166 million and $182 million, respectively. The Bancorp made capital contributions of $11 million and $10 million, respectively, to private equity funds during the three months ended March 31, 2012 and 2011.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Loans Provided to VIEs

The Bancorp has provided funding to certain unconsolidated VIEs sponsored by third parties. These VIEs are generally established to finance certain consumer and small business loans originated by third parties. The entities are primarily funded through the issuance of a loan from the Bancorp or a syndication through which the Bancorp is involved. The sponsor/administrator of the entities is responsible for servicing the underlying assets in the VIEs. Because the sponsor/administrator, not the Bancorp, holds the servicing responsibilities, which include the establishment and employment of default mitigation policies and procedures, the Bancorp does not hold the power to direct the activities most significant to the economic performance of the entity and, therefore, is not the primary beneficiary.

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, are included in the previous tables for all periods presented. Also, as of March 31, 2012, December 31, 2011 and March 31, 2011, the Bancorp’s unfunded commitments to these entities were $851 million, $833 million, and $758 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the equity investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. Due to the VIEs’ short-term cash deficit projections at the restructuring dates, the Bancorp determined that the initial fair value of its equity investments in these VIEs was zero. As of March 31, 2012, December 31, 2011 and March 31, 2011, the Bancorp’s carrying value of these equity investments was immaterial. Additionally, the Bancorp had outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, which are included in the above tables for all periods presented. The Bancorp’s unfunded loan commitments to these VIEs were $1 million as of March 31, 2012 and 2011, and $2 million at December 31, 2011. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

9. Sales of Residential Mortgage Receivables and Mortgage Servicing Rights

The Bancorp sold fixed and adjustable rate residential mortgage loans during the three months ended March 31, 2012 and 2011. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows for the three months ended March 31:

($ in millions)	2012	2011
Residential mortgage loan sales	$6,939	3,976
Origination fees and gains on loan sales	174	62
Servicing fees	61	58

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Servicing Assets

The following table presents changes in the servicing assets related to residential mortgage loans for the three months ended March 31:

($ in millions)	2012	2011
Carrying amount as of the beginning of the period	$1,239	1,138
Servicing obligations that result from the transfer of residential mortgage loans	121	63
Amortization	(46)	(28)

Carrying amount before valuation allowance	1,314	1,173

Valuation allowance for servicing assets:
Beginning balance	(558)	(316)
Servicing recovery	11	37

Ending balance	(547)	(279)

Carrying amount as of the end of the period	$767	894

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

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the three months ended March 31:

	$1,239	$1,239
($ in millions)	2012	2011
Fixed rate residential mortgage loans:
Beginning balance	$649	791
Ending balance	732	859
Adjustable rate residential mortgage loans:
Beginning balance	32	31
Ending balance	35	35

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Condensed Consolidated Statements of Income for the three months ended March 31:

	$1,239	$1,239
($ in millions)	2012	2011
Securities gains, net—non-qualifying hedges on MSRs	$—	5
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	4	(27)
Recovery of MSR impairment (Mortgage banking net revenue)	11	37

As of March 31, 2012 and 2011, the key economic assumptions used in measuring the interests that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended March 31, 2012 and 2011 were as follows:

		March 31, 2012				March 31, 2011
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate
Residential mortgage loans:
Servicing assets	Fixed	7.5	8.2%	10.6%	N/A	8.1	7.2%	10.5%	N/A
Servicing assets	Adjustable	3.8	21.9	11.5	N/A	3.4	24.0	11.4	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At March 31, 2012, December 31, 2011 and March 31, 2011, the Bancorp serviced $60.4 billion, $57.1 billion and $55.4 billion, respectively, of residential mortgage loans for other investors. The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At March 31, 2012, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

				Prepayment			Residual Servicing			Weighted-Average
				Speed Assumption			Cash Flows			Default
		Fair	Weighted- Average Life (in		Impact of Adverse Change on Fair Value		Discount	Impact of Adverse Change on Fair Value			Impact of Adverse Change on Fair Value
($ in millions)	Rate	Value	years)	Rate	10%	20%	Rate	10%	20%	Rate	10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$732	5.4	14.4%	$(37)	(70)	10.6%	$(27)	(51)	—%	—	—
Servicing assets	Adjustable	35	3.1	26.5	(2)	(3)	11.8	(1)	(2)	—	—	—

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

The Bancorp’s derivative assets contain certain contracts in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of March 31, 2012, December 31, 2011 and March 31, 2011, the balance of collateral held by the Bancorp for derivative assets was $1.1 billion, $1.2 billion and $837 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of March 31, 2012, December 31, 2011 and March 31, 2011 was $24 million, $28 million and $39 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp primarily posts collateral in the form of cash and securities to offset changes in fair value of the

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

derivatives, including changes in fair value due to the Bancorp’s credit risk. As of March 31, 2012, December 31, 2011 and March 31, 2011, the balance of collateral posted by the Bancorp for derivative liabilities was $720 million, $788 million and $603 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of March 31, 2012, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

		Fair Value
	Notional	Derivative	Derivative
March 31, 2012 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,080	562	—

Total fair value hedges		562	—

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	77	—
Interest rate swaps related to C&I loans	1,000	58	—
Interest rate caps related to long-term debt	500	—	—
Interest rate swaps related to long-term debt	250	—	4

Total cash flow hedges		135	4

Total derivatives designated as qualifying hedging instruments		697	4

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes
Interest rate contracts related to MSRs	8,077	201	—
Forward contracts related to held for sale mortgage loans	8,769	21	10
Interest rate swaps related to long-term debt	195	1	2
Stock warrants associated with sale of the processing business	228	157	—
Swap associated with the sale of Visa, Inc. Class B shares	507	—	22

Total free-standing derivatives—risk management and other business purposes		380	34

Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	26,185	655	674
Interest rate lock commitments	4,307	20	3
Commodity contracts	2,110	156	151
Foreign exchange contracts	17,473	191	178
Derivative instruments related to equity linked CDs	33	2	2

Total free-standing derivatives—customer accommodation		1,024	1,008

Total derivatives not designated as qualifying hedging instruments		1,404	1,042

Total		$2,101	1,046

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value
	Notional	Derivative	Derivative
December 31, 2011 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,080	662	—

Total fair value hedges		662	—

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	91	—
Interest rate swaps related to C&I loans	1,500	59	—
Interest rate caps related to long-term debt	500	—	—
Interest rate swaps related to long-term debt	250	—	5

Total cash flow hedges		150	5

Total derivatives designated as qualifying hedging instruments		812	5

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes
Interest rate contracts related to MSRs	3,077	187	—
Forward contracts related to held for sale mortgage loans	5,705	8	54
Interest rate swaps related to long-term debt	311	1	3
Put options associated with sale of the processing business	978	—	1
Stock warrants associated with sale of the processing business	223	111	—
Swap associated with the sale of Visa, Inc. Class B shares	436	—	78

Total free-standing derivatives—risk management and other business purposes		307	136

Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	30,000	774	795
Interest rate lock commitments	3,835	33	1
Commodity contracts	2,074	134	130
Foreign exchange contracts	17,909	294	275
Derivative instruments related to equity linked CDs	34	2	2

Total free-standing derivatives—customer accommodation		1,237	1,203

Total derivatives not designated as qualifying hedging instruments		1,544	1,339

Total		$2,356	1,344

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value
	Notional	Derivative	Derivative
March 31, 2011 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,355	376	—

Total fair value hedges		376	—

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	135	—
Interest rate swaps related to C&I loans	2,000	13	15
Interest rate caps related to long-term debt	1,500	4	—
Interest rate swaps related to long-term debt	302	—	8

Total cash flow hedges		152	23

Total derivatives designated as qualifying hedging instruments		528	23

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes
Interest rate contracts related to MSRs	21,677	138	25
Forward contracts related to held for sale mortgage loans	2,529	3	10
Interest rate swaps related to long-term debt	457	3	7
Foreign exchange contracts for trading purposes	2,202	7	6
Put options associated with sale of the processing business	769	—	8
Stock warrants associated with sale of the processing business	175	76	—
Swap associated with the sale of Visa, Inc. Class B shares	363	—	28

Total free-standing derivatives—risk management and other business purposes		227	84

Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	28,748	629	656
Interest rate lock commitments	1,523	9	1
Commodity contracts	1,949	123	116
Foreign exchange contracts	17,928	308	301
Derivative instruments related to equity linked CDs	54	2	2

Total free-standing derivatives—customer accommodation		1,071	1,076

Total derivatives not designated as qualifying hedging instruments		1,298	1,160

Total		$1,826	1,183

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of March 31, 2012, December 31, 2011 and March 31, 2011, certain interest rate swaps met the criteria required to qualify for the “shortcut” method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income. The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	$XXXX	$XXXX	$XXXX
	Condensed Consolidated	March 31,
For the three months ended ($ in millions)	Statements of Income Caption	2012	2011
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(100)	(66)
Change in fair value of hedged long-term debt	Interest on long-term debt	92	65

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure for which the Bancorp desired to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of March 31, 2012, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income while reclassified gains and losses on interest rate contracts related to debt are recorded within interest expense in the Condensed Consolidated Statements of Income. As of March 31, 2012, December 31, 2011 and March 31, 2011, $73 million, $80 million and $58 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. As of March 31, 2012, $73 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. During the three months ended March 31, 2012 and March 31, 2011, there were no gains or losses reclassified into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur.

The following table presents the net gains recorded in the Condensed Consolidated Statements of Income and accumulated other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges.

	$XXXX	$XXXX
For the three months ended March 31: ($ in millions)	2012	2011
Amount of net gain recognized in OCI	$9	—
Amount of net gain reclassified from OCI into net income	20	15
Amount of ineffectiveness recognized in other noninterest income	—	—

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

In conjunction with the sale of the processing business in 2009, the Bancorp received warrants and issued put options, which are accounted for as free-standing derivatives. The put options expired as a result of the Vantiv, Inc. initial public offering in March of 2012. Refer to Note 18 for further discussion of significant inputs and assumptions used in the valuation of the warrants.

In conjunction with the sale of Visa, Inc. Class B shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative. See Note 18 for further discussion of significant inputs and assumptions used in the valuation of this instrument.

The Bancorp entered into certain derivatives (forwards, futures and options) related to its foreign exchange business. These derivative contracts were not designated against specific assets or liabilities or to forecasted transactions. Therefore, these instruments did not qualify for hedge accounting. The Bancorp economically hedged the exposures related to these derivative contracts by entering into offsetting contracts with approved, reputable, independent counterparties with substantially similar terms. Revaluation gains and losses on these foreign currency derivative contracts were recorded within other noninterest income in the Condensed Consolidated Statements of Income. The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	$XXXX	$XXXX	$XXXX
	Condensed Consolidated	March 31,
For the three months ended ($ in millions)	Statements of Income Caption	2012	2011
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$57	(83)
Interest rate swaps and swaptions related to MSR portfolio	Mortgage banking net revenue	4	(27)
Interest rate swaps related to long-term debt	Other noninterest income	1	2
Foreign exchange contracts:
Foreign exchange contracts for trading purposes	Other noninterest income	—	(1)
Equity contracts:
Warrants associated with sale of the processing business	Other noninterest income	45	(2)
Put options associated with sale of the processing business	Other noninterest income	1	—
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(19)	(9)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of March 31, 2012, December 31, 2011 and March 31, 2011, the total notional amount of the risk participation agreements was $824 million, $808 million and $834 million, respectively, and the fair value was a liability of $2 million at March 31, 2012 and December 31, 2011, and $1 million at March 31, 2011, which is included in interest rate contracts for customers. As of March 31, 2012, the risk participation agreements had an average life of 2.4 years.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

	March 31,	December 31,	March 31,
As of ($ in millions)	2012	2011	2011
Pass	$781	772	756
Special mention	14	14	21
Substandard	29	18	56
Doubtful	—	4	1
Loss	—	—	—

Total	$824	808	834

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	$XXX	$XXX	$XXX
	Condensed Consolidated	March 31,
For the three months ended ($ in millions)	Statements of Income Caption	2012	2011
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$6	7
Interest rate contracts for customers (credit losses)	Other noninterest expense	—	(2)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	3	7
Interest rate lock commitments	Mortgage banking net revenue	50	24
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	2	1
Foreign exchange contracts:
Foreign exchange contracts—customers (contract revenue)	Corporate banking revenue	15	16
Foreign exchange contracts—customers (credit portion of fair value adjustment)	Other noninterest expense	2	(5)

11. Long-Term Debt

On March 7, 2012, the Bancorp issued $500 million of senior notes to third party investors, and entered into a Supplemental Indenture dated March 7, 2012 with Wilmington Trust Company, as Trustee, which modified the existing Indenture for Senior Debt Securities dated April 30, 2008 between the Bancorp and the Trustee. The Supplemental Indenture and the Indenture define the rights of the Senior Notes, which Senior Notes are represented by a Global Security dated as of March 7, 2012. The Senior Notes bear a fixed rate of interest of 3.50% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes will be due upon maturity on March 15, 2022. The notes are not subject to redemption at the Bancorp’s option at any time prior to maturity.

On March 29, 2012, the Bancorp terminated $375 million of structured repurchase agreements classified as long-term debt. As a result of these terminations the Bancorp recorded a $9 million loss on the extinguishment within other noninterest expense in the Condensed Consolidated Statements of Income.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

($ in millions)	March 31, 2012	December 31, 2011	March 31, 2011
Commitments to extend credit	$49,111	47,719	44,220
Forward contracts to sell mortgage loans	8,769	5,705	2,529
Letters of credit	4,709	4,744	5,317
Noncancelable lease obligations	826	851	851
Capital commitments for private equity investments	159	166	182
Purchase obligations	109	115	60
Capital expenditures	56	41	41
Capital lease obligations	24	26	30

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2012, December 31, 2011 and March 31, 2011, the Bancorp had a reserve for unfunded commitments totaling $179 million, $181 million and $211 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio. Risk ratings under this risk rating system are summarized in the following table:

($ in millions)	March 31, 2012	December 31, 2011	March 31, 2011
Pass	$48,401	46,825	43,179
Special mention	326	480	453
Substandard	361	403	572
Doubtful	23	11	16

Total	$49,111	47,719	44,220

Forward contracts to sell mortgage loans

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts are included in the summary of significant commitments table above for all periods presented.

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and, as of March 31, 2012, expire as summarized in the following table:

($ in millions)
Less than 1 year(a)	$1,997
1 - 5 years(a)	2,588
Over 5 years	124

Total	$4,709

(a)	Includes $53 and $7 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 99% of total letters of credit at March 31, 2012 and 98% at December 31, 2011 and March 31, 2011 and are considered guarantees in accordance with U.S. GAAP. Approximately 51%, 54% and 57% of the total standby letters of credit were fully secured as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in other liabilities in the Condensed Consolidated Balance Sheets, was $5 million at March 31, 2012 and December 31, 2011 and $4 million at March 31, 2011. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio. Risk ratings under this risk rating system are summarized in the following table:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of ($ in millions)	March 31, 2012	December 31, 2011	March 31, 2011
Pass	$4,282	4,338	4,789
Special mention	148	149	163
Substandard	276	254	363
Doubtful	2	2	1
Loss	1	1	1

Total	$4,709	4,744	5,317

At March 31, 2012, December 31, 2011 and March 31, 2011, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of March 31, 2012 and December 31, 2011, FTS acted as the remarketing agent to issuers on $2.9 billion of VRDNs compared with $3.2 billion at March 31, 2011. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to $416 million, $440 million and $521 million in VRDNs remarketed by third parties at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. For the VRDNs remarketed by third parties, in some cases the remarketing agent has failed to remarket the securities and has instructed the indenture trustee to draw upon $2 million of letters of credit issued by the Bancorp at March 31, 2011. The amount of failed remarketing draws on letters of credit issued by the Bancorp was immaterial to the Bancorp’s Condensed Consolidated Financial Statements at March 31, 2012 and December 31, 2011. The Bancorp recorded these draws as commercial loans in its Condensed Consolidated Balance Sheets.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $74 million at March 31, 2012, $77 million at December 31, 2011 and $122 million at March 31, 2011. As of March 31, 2012, December 31, 2011 and March 31, 2011, the Bancorp maintained a reserve of $25 million, $27 million and $52 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the third quarter of 2010, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $19 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $20 million and decrease in the Bancorp’s maximum exposure of $53 million. In the second quarter of 2011, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $5 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $11 million and decrease in the Bancorp’s maximum exposure of $27 million.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Bancorp maintained reserves related to these loans sold with representation and warranty provisions, which were included in other liabilities on the Condensed Consolidated Balance Sheets, totaling $55 million as of March 31, 2012 and December 31, 2011 and $73 million at March 31, 2011. The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended March 31,
($ in millions)	2012	2011
Balance, beginning of period	$55	85
Net additions to the reserve	14	8
Losses charged against the reserve	(14)	(20)

Balance, end of period	$55	73

The following table provides a rollforward of unresolved claims by claimant type for the three months ended March 31, 2012:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	328	$47	109	$19
New demands	773	93	61	1
Loan paydowns/payoffs	(15)	(2)	—	—
Resolved claims	(672)	(78)	(58)	(2)

Balance, end of period	414	$60	112	$18

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $742 million, $772 million and $917 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively, and the delinquency rates were 6.4%, 6.7% and 7.6% at March 31, 2012, December 31, 2011 and March 31, 2011. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $17 million at March 31, 2012 and December 31, 2011, and $14 million at March 31, 2011, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $18 million, $14 million and $10 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $2.2 billion at March 31, 2012 and December 31, 2011 and $2.9 billion at March 31, 2011.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

As of the date of the Bancorp’s sale of Visa Class B shares and through March 31, 2012, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B Value. Based on this determination, upon the sale of Class B shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap with an initial fair value of $55 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax) recognized by the Bancorp for the year ended December 31, 2009. In the second quarter of 2010, Visa funded an additional $500 million into the escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $20 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. In the fourth quarter of 2010, Visa funded an additional $800 million into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $35 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. In the second quarter of 2011, Visa funded an additional $400 million into the litigation escrow account. Upon Visa’s funding of the litigation escrow account in the second quarter of 2011, along with additional terms of the total return swap, the Bancorp made a $19 million cash payment (which reduced the swap liability) to the swap counterparty. During the fourth quarter of 2011, Visa announced it decided to fund an additional $1.565 billion into the litigation escrow account which increased the swap liability approximately $54 million. Upon Visa’s funding of the litigation escrow account in the first quarter of 2012, along with additional terms of the total return swap, the Bancorp made a $75 million cash payment (which reduced the swap liability) to the swap counterparty. The fair value of the swap liability was $22 million, $78 million and $28 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

13. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

is also subject to a possible indemnification obligation of Visa as discussed in Note 12 and has also entered into with Visa, MasterCard and certain other named defendants judgment and loss sharing agreements that attempt to allocate financial responsibility to the parties thereto in the event certain settlements or judgments occur. The Bancorp has remaining reserves related to this litigation of $49 million as of March 31, 2012 and December 31, 2011 and $31 million as of March 31, 2011. Refer to Note 12 for further information regarding the Bancorp’s net litigation reserve and ownership interest in Visa. Fact and expert discovery in the litigation has been essentially completed. A motion for class action certification, certain defense motions to dismiss, and cross-motions for summary judgments are pending. A tentative trial date has been set for the third quarter of 2012.

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

The Bancorp is party to numerous claims and lawsuits concerning matters arising from the conduct of its business activities. The outcome of litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. A reserve for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such reserve is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts reserved. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal proceedings including the matters discussed above in an aggregate amount up to approximately $55 million in excess of amounts reserved, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

14. Related Party Transactions

On June 30, 2009, the Bancorp completed the sale of a majority interest in its processing business to Advent International. As part of this transaction the processing business was contributed into a partnership, now known as Vantiv Holding, LLC. Vantiv, Inc., formed by Advent International and owned by certain funds managed by Advent International acquired an approximate 51% interest in Vantiv Holding, LLC for cash and warrants. The Bancorp retained the remaining approximate 49% interest in Vantiv Holding, LLC.

During the first quarter of 2012, Vantiv, Inc. priced an initial public offering of its shares and contributed the net proceeds to Vantiv Holding, LLC for additional ownership interests. As a result of this offering, the Bancorp’s ownership of Vantiv Holding, LLC was reduced to approximately 39% and will continue to be accounted for as an equity method investment in the Condensed Consolidated Financial Statements. The impact of the capital contributions to Vantiv Holding, LLC and the resulting dilution in the Bancorp’s interest resulted in a pre-tax gain of $115 million ($75 million after-tax) by the Bancorp.

As of March 31, 2012, the Bancorp continued to hold approximately 84 million units of Vantiv Holding, LLC and a warrant to purchase approximately 20 million incremental Vantiv Holding, LLC non-voting units, both of which may be exchanged for common stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc.’s option for cash. In addition, the Bancorp holds approximately 84 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions.

15. Income Taxes

The following table provides a summary of the Bancorp’s unrecognized tax benefits as of:

($ in millions)	March 31, 2012	December 31, 2011	March 31, 2011
Tax positions that would impact the effective tax rate, if recognized	$14	14	15
Tax positions where the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of the deduction	—	—	1

Unrecognized tax benefits	$14	14	16

Any interest and penalties incurred in connection with income taxes are accrued as a component of tax expense. The Bancorp had accrued interest liabilities, net of the related tax benefits, of $3 million, $3 million and $2 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. No significant liabilities were recorded for penalties.

While it is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Deferred tax assets are included as a component of other assets in the Condensed Consolidated Balance Sheets and deferred tax liabilities are included as a component of accrued taxes, interest and expenses in the Condensed Consolidated Balance Sheets. Where applicable, deferred tax assets relating to state net operating losses are presented net of specific valuation allowances. The Bancorp determined that a valuation allowance is not needed against the remaining deferred tax assets as of March 31, 2012, December 31, 2011 and March 31, 2011. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at March 31, 2012, December 31, 2011 and March 31, 2011 will ultimately be realized. The Bancorp reached this conclusion as the Bancorp has taxable income in the carryback period and it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences and its projected future taxable income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised, the Bancorp is required to write-off the deferred tax asset previously established for these stock-based awards. As a result of the Bancorp’s stock price as of March 31, 2012, it is probable that the Bancorp will be required to record an additional $19 million of income tax expense during the second quarter of 2012 and $13 million of income tax expense during the first quarter of 2013. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future; therefore, it is possible that the total impact to income tax expense will be greater than or less than these amounts.

The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2008 through 2011. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a short period of time. Otherwise, with the exception of a few states with insignificant uncertain tax positions, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

16. Accumulated Other Comprehensive Income

The activity of the components of other comprehensive income and accumulated other comprehensive income for the three months ended March 31, 2012 and 2011 was as follows:

	$XXX	$XXX	$XXX	$XXX	$XXX	$XXX
	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
2012
Unrealized holding gains on available-for-sale securities arising during period	$10	(3)	7
Reclassification adjustment for net gains included in net income	(7)	2	(5)

Net unrealized gains on available-for-sale securities	3	(1)	2	485	2	487

Unrealized holding gains on cash flow hedge derivatives arising during period	9	(3)	6
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(20)	7	(13)

Net unrealized gains on cash flow hedge derivatives	(11)	4	(7)	80	(7)	73

Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial loss	4	(1)	3

Defined benefit plans, net	4	(1)	3	(95)	3	(92)

Total	$(4)	2	(2)	470	(2)	468

	$XXX	$XXX	$XXX	$XXX	$XXX	$XXX
	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
2011
Unrealized holding losses on available-for-sale securities arising during period	$(57)	20	(37)
Reclassification adjustment for net gains included in net income	(12)	5	(7)

Net unrealized gains on available-for-sale securities	(69)	25	(44)	321	(44)	277

Unrealized holding gains on cash flow hedge derivatives arising during period	—	—	—
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(15)	6	(9)

Net unrealized gains on cash flow hedge derivatives	(15)	6	(9)	67	(9)	58

Defined benefit plans:
Net prior service cost	—	—	—
Net actuarial loss	3	(1)	2

Defined benefit plans, net	3	(1)	2	(74)	2	(72)

Total	$(81)	30	(51)	314	(51)	263

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

17. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	2012			2011
For the three months ended March 31, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$430			265
Dividends on preferred stock	9			177

Net income available to common shareholders	421			88
Less: Income allocated to participating securities	2			—

Net income allocated to common shareholders	$419	915	0.46	88	881	0.10

Earnings per diluted share:
Net income available to common shareholders	$421			88
Effect of dilutive securities:
Stock-based awards	—	6	—	—	7	—
Series G convertible preferred stock	9	36	(0.01)	—	—	—
Warrants related to Series F preferred stock	—	—	—	—	7	—

Net income available to common shareholders plus assumed conversions	430			88
Less: Income allocated to participating securities	2			—

Net income allocated to common shareholders plus assumed conversions	$428	957	0.45	88	895	0.10

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three months ended March 31, 2012 and 2011 excludes 30 million and 24 million, respectively, of stock appreciation rights and 7 million and 10 million, respectively, of stock options. For the three months ended March 31, 2011, 36 million shares related to the Bancorp’s Series G preferred stock were excluded from the computation of net income per diluted share because their inclusion would have been anti-dilutive to earnings per share.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

18. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
March 31, 2012 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and government agencies	$51	—	—	51
U.S. Government sponsored agencies	—	1,954	—	1,954
Obligations of states and political subdivisions	—	214	—	214
Agency mortgage-backed securities	—	10,358	—	10,358
Other bonds, notes and debentures	—	2,365	—	2,365
Other securities(a)	304	5	—	309

Available-for-sale securities(a)	355	14,896	—	15,251

Trading securities:
Obligations of states and political subdivisions	—	19	1	20
Agency mortgage-backed securities	—	19	—	19
Other bonds, notes and debentures	—	11	—	11
Other securities	145	—	—	145

Trading securities	145	49	1	195

Residential mortgage loans held for sale	—	1,429	—	1,429
Residential mortgage loans(b)	—	—	67	67
Derivative assets:
Interest rate contracts	22	1,552	21	1,595
Foreign exchange contracts	—	191	—	191
Equity contracts	—	—	159	159
Commodity contracts	—	156	—	156

Derivative assets	22	1,899	180	2,101

Total assets	$522	18,273	248	19,043

Liabilities:
Derivative liabilities
Interest rate contracts	$11	678	4	693
Foreign exchange contracts	—	178	—	178
Equity contracts	—	—	24	24
Commodity contracts	—	151	—	151

Derivative liabilities	11	1,007	28	1,046

Short positions	5	1	—	6

Total liabilities	$16	1,008	28	1,052

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
December 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$171	—	—	171
U.S. Government sponsored agencies	—	1,962	—	1,962
Obligations of states and political subdivisions	—	101	—	101
Agency mortgage-backed securities	—	10,284	—	10,284
Other bonds, notes and debentures	—	1,812	—	1,812
Other securities(a)	185	5	—	190

Available-for-sale securities(a)	356	14,164	—	14,520

Trading securities:
Obligations of states and political subdivisions	—	8	1	9
Agency mortgage-backed securities	—	11	—	11
Other bonds, notes and debentures	—	13	—	13
Other securities	144	—	—	144

Trading securities	144	32	1	177

Residential mortgage loans held for sale	—	2,751	—	2,751
Residential mortgage loans(b)	—	—	65	65
Derivative assets:
Interest rate contracts	8	1,773	34	1,815
Foreign exchange contracts	—	294	—	294
Equity contracts	—	—	113	113
Commodity contracts	—	134	—	134

Derivative assets	8	2,201	147	2,356

Total assets	$508	19,148	213	19,869

Liabilities:
Derivative liabilities
Interest rate contracts	$54	802	2	858
Foreign exchange contracts	—	275	—	275
Equity contracts	—	—	81	81
Commodity contracts	—	130	—	130

Derivative liabilities	54	1,207	83	1,344

Short positions	2	4	—	6

Total liabilities	$56	1,211	83	1,350

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
March 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and government agencies	$228	—	—	228
U.S. Government sponsored agencies	—	1,739	—	1,739
Obligations of states and political subdivisions	—	153	—	153
Agency mortgage-backed securities	—	10,785	—	10,785
Other bonds, notes and debentures	—	1,183	—	1,183
Other securities(a)	174	5	—	179

Available-for-sale securities(a)	402	13,865	—	14,267

Trading securities:
Obligations of states and political subdivisions	—	20	1	21
Agency mortgage-backed securities	—	35	—	35
Other bonds, notes and debentures	—	11	—	11
Other securities	50	99	—	149

Trading securities	50	165	1	216

Residential mortgage loans held for sale	—	1,017	—	1,017
Residential mortgage loans(b)	—	—	54	54
Derivative assets:
Interest rate contracts	3	1,295	12	1,310
Foreign exchange contracts	—	315	—	315
Equity contracts	—	—	78	78
Commodity contracts	—	123	—	123

Derivative assets	3	1,733	90	1,826

Total assets	$455	16,780	145	17,380

Liabilities:
Derivative liabilities
Interest rate contracts	$10	710	2	722
Foreign exchange contracts	—	307	—	307
Equity contracts	—	—	38	38
Commodity contracts	—	116	—	116

Derivative liabilities	10	1,133	40	1,183

Short positions	8	2	—	10

Total liabilities	$18	1,135	40	1,193

(a)	Excludes FHLB and FRB restricted stock totaling $497 and $345, respectively, at March 31, 2012 and December 31, 2011, and $524 and $344, respectively at March 31, 2011.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the three months ended March 31, 2012, no assets or liabilities were transferred between Level 1 and Level 2.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Residential mortgage loans

Residential mortgage loans held for sale that are reclassified to held for investment are transferred from Level 2 to Level 3 of the fair value hierarchy. It is the Bancorp’s policy to value any transfers between levels of the fair value hierarchy based on end of period fair values.

For residential mortgage loans reclassified from held for sale to held for investment, the fair value estimation is based on mortgage-backed securities prices, interest rate risk and an internally developed credit component. Therefore, these loans are classified within Level 3 of the valuation hierarchy. An adverse change in the loss rate or severity assumption would result in a decrease in fair value of the related loan. The Secondary Marketing Department, which reports to the Bancorp’s Chief Operating Officer, in conjunction with the Consumer Credit Risk Department, which reports to the Bancorp’s Chief Risk Officer, are responsible for determining the valuation methodology for residential mortgage loans held for investment. The Secondary Marketing Department reviews loss severity assumptions quarterly to determine if adjustments are necessary based on decreases in observable housing market data. This group also reviews trades in comparable benchmark securities and adjusts the values of loans as necessary. Consumer Credit Risk is responsible for the credit component of the fair value which is based on internally developed loss rate models that take into account historical loss rates and loss severities based on underlying collateral values.

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At March 31, 2012, December 31, 2011 and March 31, 2011, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of warrants and put rights associated with the sale of the processing business to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

In connection with the sale of the processing business, the Bancorp provided Advent International with certain put options that were exercisable in the event of certain circumstances. In addition, the associated warrants allow the Bancorp to purchase approximately 20 million incremental nonvoting units in Vantiv Holding, LLC under certain defined conditions involving change of control. The put options expired as a result of the Vantiv, Inc. initial public offering in March of 2012. The fair value of the warrants are calculated in conjunction with a third party valuation provider by applying Black-Scholes option valuation models using probability weighted scenarios.

For the warrants, an increase in the expected term (years), the expected volatility and the risk free rate assumptions would result in an increase in the fair value; correspondingly, a decrease in these assumptions would result in a decrease in the fair value. The Accounting and Treasury Departments, both of which report to the Bancorp’s Chief Financial Officer, determined the valuation methodology for the warrants and put option. Accounting and Treasury review changes in fair value on a quarterly basis for reasonableness based on changes in historical and implied volatilities, probability weightings of the related scenarios, and other assumptions.

Under the terms of the total return swap, the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Visa, Inc. Class B shares into Class A shares. The fair value of the total return swap was calculated using a discounted cash flow model based on unobservable inputs consisting of management’s estimate of the probability of certain litigation scenarios, timing of litigation settlements and payments related to the swap. The significant assumptions used in the model as of March 31, 2012 are the Visa litigation loss estimate in excess, or shortfall, of the Bancorp’s proportional share of escrow funds and the timing of the resolution of the Covered Litigation.

An increase in the loss estimate or a delay in the resolution of the Covered Litigation would result in an increase in fair value; correspondingly, a decrease in the loss estimate or an acceleration of the resolution of the Covered Litigation would result in a decrease in fair value. The Accounting and Treasury Departments determined the valuation methodology for the total return swap. Accounting and Treasury review the changes in fair value on a quarterly basis for reasonableness based on Visa stock price changes, litigation contingencies, and escrow funding.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The net fair value of the interest rate lock commitments at March 31, 2012 was $18 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the interest rate lock commitments of approximately $24 million and $43 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the interest rate lock commitments of approximately $29 million and $60 million, respectively. The decrease in fair value of interest rate lock commitments due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $2 million and $3 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $2 million and $3 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

The Secondary Marketing Department and the Consumer Line of Business Finance Department, which reports to the Bancorp’s Chief Financial Officer, are responsible for determining the valuation methodology for IRLCs. Secondary Marketing, in conjunction with a third party valuation provider, periodically review closing rate assumptions and recent loan sales to determine if adjustments are needed for current market conditions not reflected in historical data.

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
For the three months ended March 31, 2012
($ in millions)
Beginning balance	$1	65	32	32	$130
Total gains or losses (realized/unrealized):
Included in earnings	—	(1)	49	28	76
Purchases	—	—	—	—	—
Settlements	—	(3)	(64)	75	8
Transfers into Level 3(b)	—	6	—	—	6

Ending balance	$1	67	17	135	$220

Changes in unrealized gains or losses for the period included in earnings for assets held at March 31, 2012(c)	$—	(1)	17	28	$44

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
For the three months ended March 31, 2011
($ in millions)
Beginning balance	$6	46	2	53	$107
Total gains or losses (realized/unrealized):
Included in earnings	—	—	24	(13)	11
Included in other comprehensive income	—	—	—	—	—
Sales	(5)				(5)
Settlements	—	(2)	(16)	—	(18)
Transfers into Level 3(b)	—	10	—	—	10

Ending balance	$1	54	10	40	$105

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2011(c)	$—	—	8	(12)	$(4)

(a)	Net interest rate derivatives include derivative assets and liabilities of $21 and $4, respectively, as of March 31, 2012 and $12 and $2, respectively, as of March 31, 2011. Net equity derivatives include derivative assets and liabilities of $159 and $24, respectively, as of March 31, 2012, and $78 and $38, respectively, as of March 31, 2011.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the three months ended March 31,
($ in millions)	2012	2011
Mortgage banking net revenue	49	24
Other noninterest income	27	(13)

Total gains	$76	11

The total gains and losses included in earnings for the three months ended March 31, 2012 and 2011 attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at March 31, 2012 and 2011 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2012	2011
Mortgage banking net revenue	16	8
Corporate banking revenue	—	(12)
Other noninterest income	28	—

Total (losses) gains	$44	(4)

The following table presents information as of March 31, 2012 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a recurring basis.

($’s in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs		Weighted- Average*
Residential mortgage loans	$67	Loss rate model	Interest rate risk factor Credit risk factor	(88.3) -16.3 2.3 -61.1	% %	5.2 4.5	% %

IRLCs, net	18	Discounted cash flow model	Loan closing rates	9.9 -87.0%		56.5%

Stock warrants associated with the sale of the processing business	157	Discounted cash flow model	Expected term (years) Expected volatility(a) Risk free rate Expected dividend rate	2.0 -17.3 29.3 -41.7 0.4 -3.3 —	% %	5.0 35.5 1.0 —	% %
Swap associated with the sale of Visa, Inc. Class B shares	(22)	Discounted cash flow model	Timing of the resolution of the Covered Litigation	12/31/13 - 12/31/16		NM

(a)	Based on historical and implied volatilities of comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables represent those assets that were subject to fair value adjustments during the quarters ended March 31, 2012 and 2011 and still held as of the end of the period, and the related losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

					Total Losses
	Fair Value Measurements Using				For the three months
As of March 31, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total	ended March 31, 2012
Commercial loans held for sale(a)	$—	—	2	2	(1)
Commercial and industrial loans	—	—	69	69	(30)
Commercial mortgage loans	—	—	81	81	(13)
Commercial construction loans	—	—	37	37	(12)
MSRs	—	—	767	767	11
OREO property	—	—	120	120	(23)

Total	$—	—	1,076	1,076	(68)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

					Total Losses
	Fair Value Measurements Using				For the three months
As of March 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total	ended March 31, 2011
Commercial loans held for sale(a)	$—	—	48	48	(16)
Commercial and industrial loans	—	—	104	104	(85)
Commercial mortgage loans	—	—	80	80	(31)
Commercial construction loans	—	—	48	48	(19)
MSRs	—	—	894	894	37
OREO property	—	—	173	173	(77)

Total	$—	—	1,347	1,347	(191)

(a)	Includes commercial nonaccrual loans held for sale.

The following table presents information as of March 31, 2012 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis.

($’s in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$2	Appraised value	Cost to sell	NM	10.0%
OREO property	120	Appraised value	Cost to sell	NM	10.0%

Commercial and industrial loans	69	Discounted cash flow	Default rates	100%	NM
		model	Loss severities	0 -84.2%	15.8%

Commercial mortgage loans	81	Discounted cash flow	Default rates	100%	NM
		model	Loss severities	0 -100%	23.3%

Commercial construction loans	37	Discounted cash flow	Default rates	100%	NM
		model	Loss severities	0 -100%	40.9%

					(Fixed) 14.4%
MSRs	767	Discounted cash flow	Prepayment speed	0 -100%	(Adjustable) 26.5%
		model			(Fixed) 10.6%
			Discount rates	9.4 -18.0%	(Adjustable) 11.8%

Commercial loans held for sale

During the three months ended March 31, 2012, the Bancorp transferred $4 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at fair value. These loans along with existing commercial loans held for sale had fair value adjustments totaling $1 million and were based on discounted cash flow models incorporating appraisals of the underlying collateral. Therefore, these loans were classified within Level 3 of the valuation hierarchy. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. The Accounting Department determines the procedures for valuation of commercial HFS loans which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year-old are updated and the Real Estate Valuation group, which reports to the Chief Credit Officer, in conjunction with the Commercial Line of Business review the third party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance Department, which reports to the Bancorp Chief Financial Officer, in conjunction with Accounting review all loan appraisal values, carry values and vintages.

Commercial loans held for investment

During the first quarter of 2012 and 2011, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage and commercial construction loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and were classified within Level 3 of the valuation hierarchy. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table.

MSRs

MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal discounted cash flow models

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

with certain unobservable inputs, primarily prepayment speed assumptions, discount rates and weighted average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 9 for further information on the assumptions used in the valuation of the Bancorp’s MSRs. The Secondary Marketing Department and Treasury Department are responsible for determining the valuation methodology for MSRs. Representatives from Secondary Marketing, Treasury, Accounting and Risk Management are responsible for reviewing key assumptions used in the internal discounted cash flow model. Two external valuations of the MSR portfolio are obtained from third parties that use valuation models in order to assess the reasonableness of the internal discounted cash flow model. Additionally, the Bancorp participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the MSR valuation process and the resulting MSR prices.

OREO

During the first quarter of 2012 and 2011, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value, less costs to sell. Nonrecurring losses included in the above table are primarily due to declines in real estate values of the OREO properties. These losses include $6 million in losses, recorded as charge-offs, on new OREO properties transferred from loans during the period and $17 million in losses, recorded in other noninterest income, attributable to fair value adjustments on OREO properties subsequent to their transfer from loans. Such fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

Fair Value Option

The Bancorp elected to measure certain residential mortgage loans held for sale under the fair value option as allowed under U.S. GAAP. Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value. Residential loans with fair values of $6 million and $10 million were transferred to the Bancorp’s portfolio during the three months ended March 31, 2012 and 2011, respectively. The net impact related to fair value adjustments on these loans was a loss of $1 million during the three months ended March 31, 2012. Fair value adjustments on residential mortgage loans transferred to the Bancorp’s portfolio during the first quarter of 2011 were immaterial.

Fair value changes included in earnings for instruments held at March 31, 2012 and 2011 for which the fair value option was elected included gains of $109 million and losses of $8 million, respectively. Additionally, fair value changes included in earnings for instruments for which the fair value option was elected but are no longer held by the Bancorp at March 31, 2012 and 2011 included gains of $188 million and losses of $18 million during the first quarter of 2012 and 2011, respectively. These gains and losses are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $3 million at March 31, 2012, $3 million at December 31, 2011 and $5 million at March 31, 2011. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2012
Residential mortgage loans measured at fair value	$1,496	1,443	53
Past due loans of 90 days or more	4	4	—
Nonaccrual loans	—	—	—

December 31, 2011
Residential mortgage loans measured at fair value	2,816	2,693	123
Past due loans of 90 days or more	4	5	(1)

March 31, 2011
Residential mortgage loans measured at fair value	$1,071	1,040	31
Past due loans of 90 days or more	4	4	—
Nonaccrual loans	1	1	—

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis.

	Net Carrying	Fair Value Measurements Using			Total
As of March 31, 2012 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,235	2,235	—	—	2,235
Other securities	842	—	842	—	842
Held-to-maturity securities	321	—	—	321	321
Other short-term investments	1,628	1,628	—	—	1,628
Loans held for sale	155	—	—	155	155
Portfolio loans and leases:
Commercial and industrial loans	31,269	—	—	32,075	32,075
Commercial mortgage loans	9,507	—	—	8,697	8,697
Commercial construction loans	838	—	—	689	689
Commercial leases	3,439	—	—	3,203	3,203
Residential mortgage loans(a)	10,794	—	—	10,627	10,627
Home equity	10,309	—	—	9,866	9,866
Automobile loans	11,792	—	—	11,755	11,755
Credit card	1,798	—	—	1,903	1,903
Other consumer loans and leases	302	—	—	319	319
Unallocated allowance for loan and lease losses	(128)	—	—	—	—

Total portfolio loans and leases, net(a)	79,920	—	—	79,134	79,134

Financial liabilities:
Deposits	85,791		85,912	—	85,912
Federal funds purchased	319	319	—	—	319
Other short-term borrowings	2,877	—	2,877	—	2,877
Long-term debt	9,648	8,305	1,861	—	10,166

(a)	Excludes $67 of residential mortgage loans measured at fair value on a recurring basis.

As of December 31, 2011 ($ in millions)	Net Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,663	2,663
Other securities	842	842
Held-to-maturity securities	322	322
Other short-term investments	1,781	1,781
Loans held for sale	203	203
Portfolio loans and leases:
Commercial and industrial loans	29,854	30,300
Commercial mortgage loans	9,697	8,870
Commercial construction loans	943	791
Commercial leases	3,451	3,237
Residential mortgage loans(a)	10,380	9,978
Home equity	10,524	9,737
Automobile loans	11,784	11,747
Credit card	1,872	1,958
Other consumer loans and leases	329	346
Unallocated allowance for loan and lease losses	(136)	—

Total portfolio loans and leases, net(a)	78,698	76,964

Financial liabilities:
Deposits	85,710	85,599
Federal funds purchased	346	346
Other short-term borrowings	3,239	3,239
Long-term debt	9,682	10,197

(a)	Excludes $65 of residential mortgage loans measured at fair value on a recurring basis.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2011 ($ in millions)	Net Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,121	2,121
Other securities	868	868
Held-to-maturity securities	346	346
Other short-term investments	2,481	2,481
Loans held for sale	274	274
Portfolio loans and leases:
Commercial and industrial loans	26,251	27,690
Commercial mortgage loans	9,984	9,053
Commercial construction loans	1,840	1,309
Commercial leases	3,271	2,926
Residential mortgage loans(a)	9,190	8,250
Home equity	10,981	9,575
Automobile loans	11,059	11,077
Credit card	1,668	1,771
Other consumer loans and leases	507	559
Unallocated allowance for loan and lease losses	(145)	—

Total portfolio loans and leases, net(a)	74,606	72,210

Financial liabilities:
Deposits	82,317	82,511
Federal funds purchased	332	332
Other short-term borrowings	1,297	1,297
Long-term debt	10,555	11,088

(a)	Excludes $54 million of residential mortgage loans measured at fair value on a recurring basis.

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

Long-term debt

Fair value of long-term debt was based on quoted market prices, when available, or a discounted cash flow calculation using LIBOR/swap interest rates and, in some cases, a spread for new issuances with similar terms.

19. Business Segments

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for DDAs is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, LIBOR or swap rate. The credit rates for several deposit products were reset January 1, 2012 to reflect the current market rates and updated market assumptions. These rates were lower than those in place during 2011, thus net interest income for deposit providing businesses was negatively impacted during 2012.

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

	Commercial	Branch	Consumer	Investment	General
($ in millions, except per share data)	Banking	Banking	Lending	Advisors	Corporate	Eliminations		Total
Three months ended March 31, 2012
Net interest income	$348	335	80	27	108	—		898
Provision for loan and lease losses	76	86	54	3	(128)	—		91
Net interest income after provision for loan and lease losses	272	249	26	24	236	—		807
Noninterest income:
Mortgage banking net revenue	—	3	201	—	—	—		204
Service charges on deposits	54	74	—	1	—	—		129
Corporate banking revenue	93	3	—	1	—			97
Investment advisory revenue	2	31	—	94	—	(31	)(a)	96
Card and processing revenue	12	60	—	1	(14)	—		59
Other noninterest income	16	19	10	—	130	—		175
Securities gains, net	—	—	—	—	9	—		9
Securities gains, net—non-qualifying hedges on mortgage servicing rights	—	—	—	—	—	—		—

Total noninterest income	177	190	211	97	125	(31)		769
Noninterest expense:
Salaries, wages and incentives	58	112	44	35	150	—		399
Employee benefits	16	37	12	9	38	—		112
Net occupancy expense	5	47	2	3	20	—		77
Technology and communications	2	1	—	—	44	—		47
Card and processing expense	1	28	—	—	1	—		30
Equipment expense	1	13	—	—	13	—		27
Other noninterest expense	205	156	104	63	(216)	(31)		281

Total noninterest expense	288	394	162	110	50	(31)		973

Income before income taxes	161	45	75	11	311	—		603
Applicable income tax expense	19	16	27	4	107	—		173

Net income	142	29	48	7	204	—		430
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—		—

Net income attributable to Bancorp	142	29	48	7	204	—		430
Dividends on preferred stock	—	—	—	—	9	—		9

Net income available to common shareholders	$142	29	48	7	195	—		421

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$46,388	48,544	23,155	7,684	(9,024)	—		116,747

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Commercial	Branch	Consumer	Investment	General
($ in millions, except per share data)	Banking	Banking	Lending	Advisors	Corporate	Eliminations		Total
Three months ended March 31, 2011
Net interest income	$329	339	90	28	93	—		879
Provision for loan and lease losses	152	116	94	5	(199)	—		168

Net interest income (loss) after provision for loan and lease losses	177	223	(4)	23	292	—		711
Noninterest income:
Mortgage banking net revenue	—	3	99	—	—	—		102
Service charges on deposits	50	73	—	1	—	—		124
Corporate banking revenue	81	3	—	1	1	—		86
Investment advisory revenue	3	28	—	95	—	(28	)(a)	98
Card and processing revenue	9	77	—	1	(7)	—		80
Other noninterest income	32	20	10	—	19	—		81
Securities gains, net	—	—	—	—	8	—		8
Securities gains, net—non-qualifying hedges on mortgage servicing rights	—	—	5	—	—	—		5

Total noninterest income	175	204	114	98	21	(28)		584
Noninterest expense:
Salaries, wages and incentives	45	114	33	34	125	—		351
Employee benefits	13	34	11	9	30	—		97
Net occupancy expense	5	46	2	2	22	—		77
Technology and communications	3	1	—	—	41	—		45
Card and processing expense	1	28	—	—	—	—		29
Equipment expense	—	13	—	—	16			29
Other noninterest expense	201	164	104	62	(213)	(28)		290

Total noninterest expense	268	400	150	107	21	(28)		918

Income (loss) before income taxes	84	27	(40)	14	292	—		377
Applicable income tax (benefit) expense	(5)	9	(14)	5	117	—		112

Net income (loss)	89	18	(26)	9	175	—		265
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—		—

Net income (loss) attributable to Bancorp	89	18	(26)	9	175	—		265
Dividends on preferred stock	—	—	—	—	177	—		177

Net income (loss) available to common shareholders	$89	18	(26)	9	(2)	—		88

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$43,461	47,205	21,982	6,794	(8,957)	—		110,485

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the first quarter of 2012 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 3 for information regarding purchases and sales of equity securities by the Bancorp during the first quarter of 2012.

Defaults Upon Senior Securities (Item 3)

None.

Mine Safety Disclosures (Item 4)

Not applicable.

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Second Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.2	Amended Code of Regulations of Fifth Third Bancorp as of June 15, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 21, 2010.

4.1	Second Supplemental Indenture dated as of March 7, 2012 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third and the Trustee. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2012.

4.2	Global Security dated as of March 7, 2012 representing Fifth Third Bancorp’s $500,000,000 3.500% Senior Notes due 2022. Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 7, 2012.

10.1	Exchange Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC and such other holders of Class B Units and Class C Non-Voting Units that are from time to time parties of the Exchange Agreement. Incorporated by reference to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.2	Second Amended & Restated Limited Liability Company Agreement (excluding certain exhibits) dated as of March 21, 2012 by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, Vantiv Holding, LLC and each person who becomes a member after March 21, 2012. Incorporated by reference to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.3	Recapitalization Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and certain stockholders of Vantiv, Inc. Incorporated by reference to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.4	Registration Rights Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and certain stockholders of Vantiv, Inc. Incorporated by reference to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.5	Warrant dated June 30, 2009 issued by Vantiv Holding, LLC to Fifth Third Bank. Incorporated by reference to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.6	Form of Executive Agreement effective January 17, 2012, between Fifth Third Bancorp and Tayfun Tuzun. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012. *

10.7	Form of Amended Executive Agreements effective January 19, 2012, between Fifth Third Bancorp and Daniel T. Poston and Paul L. Reynolds. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2012. *

10.8	Description of Vantiv, Inc. Director Compensation for Paul L. Reynolds and Greg D. Carmichael.*

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail**.

*	Denotes management contract or compensatory plan or arrangement.

*	*As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: May 10, 2012	/s/ Daniel T. Poston
Daniel T. Poston
Executive Vice President and
Chief Financial Officer