Form 10-Q
period 2012-06-30
FIFTH THIRD BANCORP
filed 2012-08-08
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

There were 918,913,253 shares of the Registrant’s common stock, without par value, outstanding as of June 30, 2012.

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

AOCI: Accumulated Other Comprehensive Income

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

FTE: Fully Taxable Equivalent

FTP: Funds Transfer Pricing

FTS: Fifth Third Securities

GNMA: Government National Mortgage Association

GSE: Government Sponsored Enterprise

HAMP: Home Affordable Modification Program

HARP: Home Affordable Refinance Program

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

TruPS: Trust Preferred Securities

U.S. GAAP: Accounting principles generally accepted in the United States of America

VIE: Variable Interest Entity

VRDN: Variable Rate Demand Note

U.S.: United States of America

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

TABLE 1: Selected Financial Data

	For the three months ended June 30,			For the six months ended June 30,
($ in millions, except for per share data)	2012	2011	% Change	2012	2011	% Change
Income Statement Data
Net interest income(a)	$ 899	869	3	$1,802	1,752	3
Noninterest income	678	656	3	1,448	1,240	17
Total revenue(a)	1,577	1,525	3	3,250	2,992	9
Provision for loan and lease losses	71	113	(37)	162	281	(42)
Noninterest expense	937	901	4	1,911	1,819	5
Net income attributable to Bancorp	385	337	14	815	602	35
Net income available to common shareholders	376	328	15	797	417	91

Common Share Data
Earnings per share, basic	$0.41	0.36	14	$0.87	0.46	89
Earnings per share, diluted	0.40	0.35	14	0.85	0.46	85
Cash dividends per common share	0.08	0.06	33	0.16	0.12	33
Book value per share	14.56	13.23	10	14.56	13.23	10
Market value per share	13.40	12.75	5	13.40	12.75	5

Financial Ratios (%)
Return on assets	1.32%	1.22	8	1.40%	1.09	28
Return on average common equity	11.4	11.0	4	12.2	7.2	69
Dividend payout ratio	19.5	16.7	17	18.4	26.1	(30)
Average equity as a percent of average assets	11.58	11.12	4	11.54	11.44	1
Tangible common equity(b)	9.15	8.64	6	9.15	8.64	6
Net interest margin(a)	3.56	3.62	(2)	3.59	3.66	(2)
Efficiency(a)	59.4	59.1	1	58.8	60.8	(3)

Credit Quality
Net losses charged off	$ 181	304	(40)	$401	671	(40)
Net losses charged off as a percent of average loans and leases	0.88%	1.56	(44)	0.98%	1.74	(44)
ALLL as a percent of loans and leases	2.45	3.35	(27)	2.45	3.35	(27)
Allowance for credit losses as a percent of loans and leases(c)	2.66	3.61	(26)	2.66	3.61	(26)
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned(d)	1.96	2.66	(26)	1.96	2.66	(26)

Average Balances
Loans and leases, including held for sale	$84,508	79,153	7	$84,132	79,265	6
Total securities and other short-term investments	17,168	17,192	—	16,952	17,241	(2)
Total assets	117,654	111,200	6	116,989	111,023	5
Transaction deposits(e)	77,621	71,506	9	77,378	70,838	9
Core deposits(f)	81,980	78,244	5	81,833	77,887	5
Wholesale funding(g)	17,533	16,433	7	17,065	16,430	4
Bancorp shareholders’ equity	13,628	12,365	10	13,497	12,706	6

Regulatory Capital Ratios (%)
Tier I risk-based capital	12.31%	11.93	3	12.31%	11.93	3
Total risk-based capital	16.24	16.03	1	16.24	16.03	1
Tier I leverage	11.39	11.03	3	11.39	11.03	3
Tier I common equity(b)	9.77	9.20	6	9.77	9.20	6

(a)	Amounts presented on an FTE basis. The FTE adjustment for the three months ended June 30, 2012 and 2011 was $4 and $5, respectively, and for the six months ended June 30, 2012 and 2011 was $9.
(b)	The tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of the MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2012, the Bancorp had $117.5 billion in assets, operated 15 affiliates with 1,322 full-service Banking Centers, including 105 Bank Mart® locations open seven days a week inside select grocery stores, and 2,409 ATMs in 12 states throughout the Midwestern and Southeastern regions of the United States. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has an approximate 39% interest in Vantiv Holding, LLC.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended June 30, 2012, net interest income, on an FTE basis, and noninterest income provided 57% and 43% of total revenue, respectively. The Bancorp derives the majority of its revenues within the United States from customers domiciled in the United States. Revenue from foreign countries and external customers domiciled in foreign countries is immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived primarily from mortgage banking net revenue, service charges on deposits, corporate banking revenue, investment advisory revenue and card and processing revenue. Noninterest expense is primarily driven by personnel costs, net occupancy expenses, and technology and communications costs.

Senior Notes Offerings

On March 7, 2012, the Bancorp issued $500 million of Senior Notes to third party investors, and entered into a Supplemental Indenture with Wilmington Trust Company, as Trustee, which modified the existing Indenture for Senior Debt Securities dated as of April 30, 2008. The Supplemental Indenture and the Indenture define the rights of the Senior Notes, which Senior Notes are represented by a Global Security dated as of March 7, 2012. The Senior Notes bear a fixed rate of interest of 3.50% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amount of the notes will be due upon maturity on March 15, 2022. The notes will not be subject to the redemption at the Bancorp’s option at any time until 30 days prior to maturity. For additional information regarding long-term debt, see Note 11 of the Notes to the Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CCAR Results

On March 13, 2012, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2012 CCAR. The FRB indicated to the Bancorp that it did not object to the following capital actions: a continuation of its quarterly common dividend of $0.08 per share; the redemption of up to $1.4 billion in certain TruPS; and the repurchase of common shares in an amount equal to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common shares by either the Bancorp or Vantiv, Inc.

The FRB indicated to the Bancorp that it did object to other elements of its capital plan, including increases in its quarterly common dividend and the initiation of common share repurchases other than those described in the paragraph above. The Bancorp resubmitted its capital plan to the FRB on June 8, 2012 and expects to receive a response within approximately 75 days of the resubmission date. The resubmitted plan included capital actions and distributions for the covered period through March 31, 2013 that were substantially similar to those included in the original submission, with adjustments primarily reflecting the change in the expected timing of capital actions and distributions relative to the timing assumed in the original submission.

Accelerated Share Repurchase

Based upon the FRB’s indication that it did not object to certain capital actions submitted by the Bancorp as part of the 2012 CCAR, on April 23, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 4,838,710 shares or approximately $75 million of its outstanding common stock on April 26, 2012. As part of this transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement of the accelerated share repurchase transaction was based on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. The accelerated share repurchase was treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. At settlement of the forward contract on June 1, 2012, the Bancorp received an additional 631,986 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

Redemption of TruPS

In connection with the 2012 CCAR results, on July 2, 2012, the Bancorp announced that it submitted redemption notices to the trustee for redemption on August 15, 2012, of all $575 million of the outstanding TruPS issued by Fifth Third Capital Trust V. The Fifth Third Capital Trust V securities have a current distribution rate of 7.25% and a scheduled maturity date of August 15, 2067, although they may be redeemed at any time on or after August 15, 2012. The redemption price will be $25 per security, which reflects 100% of the liquidation amount, plus accrued and unpaid distributions to the actual redemption date of $0.453125 per security. The Bancorp will recognize an estimated loss on extinguishment of $17 million of these TruPS on August 15, 2012 which will be reflected in the Bancorp’s Condensed Consolidated Financial Statements for the quarter ending September 30, 2012.

Additionally, on August 8, 2012, the Bancorp redeemed all $862.5 million of the outstanding TruPS issued by Fifth Third Capital Trust VI. The Bancorp had previously announced on July 9, 2012, that it had submitted redemption notices to the trustee for redemption of the outstanding TruPS issued by Fifth Third Capital Trust VI with a distribution rate at redemption of 7.25% and a scheduled maturity date of November 15, 2067. The redemption price was $25 per security, which reflected 100% of the liquidation amount, plus accrued and unpaid distributions through the actual redemption date of $0.422917 per security. The Bancorp recognized a $9 million loss on extinguishment of these TruPS on August 8, 2012 which will be reflected in the Bancorp’s Condensed Consolidated Financial Statements for the quarter ending September 30, 2012. The redemptions were funded with available cash.

See Note 21 of the Notes to Condensed Consolidated Financial Statements for further information.

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

During the first quarter of 2012, Vantiv, Inc. priced an IPO of its shares and contributed the net proceeds to Vantiv Holding, LLC for additional ownership interests. As a result of this offering, the Bancorp’s ownership of Vantiv Holding, LLC was reduced to approximately 39% and will continue to be accounted for as an equity method investment in the Condensed Consolidated Financial Statements. The impact of the capital contributions to Vantiv Holding, LLC and the resulting dilution in the Bancorp’s interest resulted in the recognition of a pre-tax gain of $115 million ($75 million after-tax) by the Bancorp in the first quarter of 2012.

As of June 30, 2012, the Bancorp continued to hold approximately 84 million units of Vantiv Holding, LLC and a warrant to purchase approximately 20 million incremental Vantiv Holding, LLC non-voting units, both of which may be exchanged for common stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc’s option for cash. In addition, the Bancorp holds approximately 84 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

In December of 2010 and revised in June of 2011, the Basel Committee on Banking Supervision issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. The Bancorp continues to evaluate these proposals and their potential impact. For more information on the impact of the proposed regulatory capital enhancements, refer to the Capital Management section of the MD&A.

Earnings Summary

The Bancorp’s net income available to common shareholders for the second quarter of 2012 was $376 million, or $0.40 per diluted share, which was net of $9 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the second quarter of 2011 was $328 million, or $0.35 per diluted share, which was net of $9 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2012 was $797 million, or $0.85 per diluted share, which was net of $18 million in preferred stock dividends. For the six months ended June 30, 2011, the Bancorp’s net income available to common shareholders was $417 million, or $0.46 per diluted share, which was net of $185 million in preferred stock dividends. The preferred stock dividends for the six months ended June 30, 2011 included $153 million in discount accretion resulting from the Bancorp’s repurchase of Series F preferred stock.

Net interest income increased three percent to $899 million for the quarter ended June 30, 2012 compared to $869 million in the second quarter of 2011. Net interest income in the second quarter of 2012 was positively impacted by a $5.4 billion increase in average loans and leases, a 27 bp decrease in the average rate paid on interest-bearing liabilities compared to the second quarter of 2011 and a mix shift to lower cost deposit products. These effects were partially offset by a 29 bp decrease in the average yield on interest-earning assets. Net interest income was $1.8 billion for the six months ended June 30, 2012 and 2011. Net interest income in the first half of 2012 was positively impacted by a $4.9 billion increase in average loans and leases and a 25 bp decrease in the average rate paid on interest-bearing liabilities compared to the six months ended June 30, 2011 and a mix shift to lower cost deposit products. These effects were partially offset by a 29 bp decrease in the average yield on interest-earning assets. Net interest margin was 3.56% and 3.59% for the three and six months ended June 30, 2012, respectively, compared to 3.62% and 3.66% for the same periods in the prior year.

Noninterest income increased $22 million, or three percent, in the second quarter of 2012 compared to the same period in the prior year. The increase from the second quarter of 2011 was primarily due to an increase in mortgage banking net revenue and other noninterest income partially offset by a decrease in card and processing revenue. Mortgage banking net revenue increased $21 million, or 13%, primarily due to an increase in origination fees and gains on loan sales partially offset by an increase in losses on net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge the MSR portfolio. Other noninterest income increased $20 million, or 25%, primarily due to an increase in positive valuation adjustments on the Vantiv, Inc. warrants. These impacts were partially offset by a $25 million decrease in card and processing revenue primarily as a result of the implementation of the Durbin Amendment. Noninterest income increased $208 million, or 17%, for the six months ended June 30, 2012 compared to the same period in 2011. The increase from the first half of 2011 was primarily due to an increase in mortgage banking net revenue and other noninterest income partially offset by a decrease in card and processing revenue. Mortgage banking net revenue increased $123 million, or 47%, primarily due to an increase in origination fees and gains on loan sales partially offset by an increase in losses on net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge the MSR portfolio. Other noninterest income increased $115 million, or 71%, primarily due to a $115 million gain from the Vantiv, Inc. IPO. These impacts were partially offset by a $47 million decrease in card and processing revenue primarily as a result of the implementation of the Durbin Amendment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $36 million, or four percent, in the second quarter of 2012 and increased $92 million, or five percent, for the six months ended June 30, 2012 compared to the same periods in 2011. The increase for both periods was primarily due to increases of $33 million and $95 million, respectively, in total personnel costs.

Credit Summary

The Bancorp does not originate subprime mortgage loans and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. Over the last few years, the Bancorp has continued to be negatively affected by high unemployment rates, weakened housing markets, particularly in Michigan and Florida, and a challenging credit environment. Credit trends have improved more recently, and as a result, the provision for loan and lease losses decreased to $71 million and $162 million for the three and six months ended June 30, 2012 compared to $113 million and $281 million, respectively, for the same periods in 2011. In addition, net charge-offs as a percent of average loans and leases decreased to 0.88% during the second quarter of 2012 compared to 1.56% during the second quarter of 2011 and decreased to 0.98% for the six months ended June 30, 2012 compared to 1.74% for the six months ended June 30, 2011. At June 30, 2012, nonperforming assets as a percent of loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 1.96%, compared to 2.23% at December 31, 2011 and 2.66% at June 30, 2011. For further discussion on credit quality, see the Credit Risk Management section in MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System. As of June 30, 2012, the Tier I risk-based capital ratio was 12.31%, the Tier I leverage ratio was 11.39% and the total risk-based capital ratio was 16.24%.

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

Pre-provision net revenue is net interest income plus noninterest income minus noninterest expense. The Bancorp believes this measure is important because it provides a ready view of the Bancorp’s earnings before the impact of provision expense.

The following table reconciles non-GAAP financial measures to U.S. GAAP as of or for the three months ended:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Non-GAAP Financial Measures

($ in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Income before income taxes (U.S. GAAP)	$565	418	506
Add: Provision expense (U.S. GAAP)	71	55	113

Pre-provision net revenue	636	473	619
Net income available to common shareholders (U.S. GAAP)	$376	305	328
Add: Intangible amortization, net of tax	2	3	4

Tangible net income available to common shareholders	378	308	332
Total Bancorp shareholders’ equity (U.S. GAAP)	$13,773	13,201	12,572
Less: Preferred stock	(398)	(398)	(398)
Goodwill	(2,417)	(2,417)	(2,417)
Intangible assets	(33)	(40)	(49)

Tangible common equity, including unrealized gains / losses	10,925	10,346	9,708
Less: Accumulated other comprehensive income	(454)	(470)	(396)

Tangible common equity, excluding unrealized gains / losses (1)	10,471	9,876	9,312
Add: Preferred stock	398	398	398

Tangible equity (2)	$10,869	10,274	9,710

Total assets (U.S. GAAP)	$117,543	116,967	110,805
Less: Goodwill	(2,417)	(2,417)	(2,417)
Intangible assets	(33)	(40)	(49)
Accumulated other comprehensive income, before tax	(698)	(723)	(609)

Tangible assets, excluding unrealized gains / losses (3)	$114,395	113,787	107,730

Total Bancorp shareholders’ equity (U.S. GAAP)	$13,773	13,201	12,572
Less: Goodwill and certain other intangibles	(2,512)	(2,514)	(2,536)
Accumulated other comprehensive income	(454)	(470)	(396)
Add: Qualifying trust preferred securities	2,248	2,248	2,312
Other	38	38	20

Tier I risk-based capital	13,093	12,503	11,972
Less: Preferred stock	(398)	(398)	(398)
Qualifying TruPS	(2,248)	(2,248)	(2,312)
Qualified noncontrolling interests in consolidated subsidiaries	(51)	(50)	(30)

Tier I common equity (4)	$10,396	9,807	9,232

Risk-weighted assets (5) (a)	$106,398	104,945	100,320
Ratios:
Tangible equity (2) / (3)	9.50%	9.03	9.01
Tangible common equity (1) / (3)	9.15%	8.68	8.64
Tier I common equity (4) / (5)	9.77%	9.35	9.20

(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in the Bancorp’s total risk-weighted assets.

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. These accounting policies are discussed in detail in Management’s Discussion and Analysis – Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011. No material changes were made to the valuation techniques or models during the six months ended June 30, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on securities, loans and leases (including yield-related fees) and other interest-earning assets less the interest paid for core deposits (includes transaction deposits and other time deposits) and wholesale funding (includes certificates of deposit $100,000 and over, other deposits, federal funds purchased, short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest rate spread due to the interest income earned on those assets that are funded by noninterest-bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Tables 3 and 4 present the components of net interest income, net interest margin and net interest rate spread for the three and six months ended June 30, 2012 and 2011, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income was $899 million for the second quarter of 2012, an increase of $30 million compared to the second quarter of 2011. Net interest income was $1.8 billion for the six months ended June 30, 2012, an increase of $50 million from the six months ended June 30, 2011. Included within net interest income are amounts related to the accretion of discounts on acquired loans and deposits, primarily as a result of acquisitions in previous years, which increased net interest income by $11 million and $19 million during the three and six months ended June 30, 2012, respectively, compared to $10 million and $23 million during the three and six months ended June 30, 2011, respectively. The original purchase accounting discounts reflected the high discount rates in the market at the time of the acquisitions; the total loan discounts are being accreted into net interest income over the remaining period to maturity of the loans acquired. Based upon the remaining period to maturity, and excluding the impact of prepayments, the Bancorp anticipates recognizing approximately $8 million in additional net interest income during the remainder of 2012 as a result of the amortization and accretion of premiums and discounts on acquired loans and deposits.

For the three and six months ended June 30, 2012, net interest income was positively impacted by an increase in average loans and leases of $5.4 billion and $4.9 billion, respectively, as well as a decrease in interest expense compared to the same periods in 2011. These benefits were partially offset by lower yields on the Bancorp’s interest-earning assets. The increase in average loans and leases for both periods was driven primarily by increases in commercial and industrial loans and residential mortgage loans compared to the same periods in 2011. The decrease in interest expense for the three and six months ended June 30, 2012 was primarily the result of decreases in the rates paid on interest bearing liabilities of 27 bp and 25 bp, respectively, compared to the same periods in 2011, coupled with a continued mix shift to lower cost core deposits. For the three and six months ended June 30, 2012, the net interest rate spread decreased to 3.35% and 3.37%, respectively, from 3.37% and 3.41% in the same periods in 2011 as the benefit of the decrease in rates on interest bearing liabilities was more than offset by a 29 bp decrease in yield on average interest earnings assets in both periods when compared to the same periods in 2011.

Net interest margin was 3.56% and 3.59% for the three and six months ended June 30, 2012, respectively, compared to 3.62% and 3.66% for the three and six months ended June 30, 2011, respectively. Net interest margin was impacted by the amortization and accretion of premiums and discounts on acquired loans and deposits that resulted in an increase in net interest margin of 4 bp and 3 bp during the three and six months ended June 30, 2012, respectively, compared to a 4 bp and 8 bp increase during the three and six months ended June 30, 2011. Exclusive of these amounts, net interest margin decreased 6 bp and 2 bp for the three and six months ended June 30, 2012 compared to the same periods in the prior year. The decrease from both periods in 2011 was driven primarily by the previously mentioned decline in the yield on average interest-earning assets and securities and higher average balances on interest earning assets, partially offset by a mix shift to lower cost core deposits, the decline in rates paid on interest bearing liabilities and an increase in free funding balances.

Total average interest-earning assets for the three and six months ended June 30, 2012 increased six percent and five percent, respectively, compared to the three and six months ended June 30, 2011. The increase from the three and six months ended June 30, 2011 was primarily the result of an increase of 17% and 16%, respectively, in average commercial and industrial loans and an increase of 23% and 21%, respectively, in average residential mortgage loans. For more information on the Bancorp’s loan and lease portfolio, see the Loans and Leases section of the Balance Sheet analysis of MD&A.

Interest income from loans and leases decreased $2 million compared to the second quarter of 2011 and $13 million, or one percent, compared to the six months ended June 30, 2011. The decrease from the three months and six months ended June 30, 2011 was primarily the result of a decrease of 28 bp and 31 bp, respectively, in average loan yields partially offset by an increase of seven percent and six percent, respectively, in average loans. Interest income from investment securities and short-term investments decreased $17 million, or 11%, compared to the three months ended June 30, 2011 primarily as the result of a 49 bp decrease in the average yield on taxable securities. Interest income from investment securities and short-term investments decreased $25 million, or eight percent, compared to the six months ended June 30, 2011 primarily due to a 38 bp decrease in the average yield on taxable securities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average core deposits increased $3.7 billion, or five percent, compared to the second quarter of 2011 and increased $3.9 billion, or five percent, compared to the six months ended June 30, 2011. The increase from both periods was primarily due to an increase in average demand deposits and average interest checking deposits partially offset by decreases in average foreign office deposits and average other time deposits. The cost of average core deposits decreased to 21 bp and 22 bp for the three and six months ended June 30, 2012, respectively, from 39 bp and 42 bp for the three and six months ended June 30, 2011. This decrease was primarily the result of a mix shift to lower cost core deposits as a result of run-off of higher priced CDs combined with decreases of 14 bp and 18 bp in the rate paid on average savings deposits and decreases of 80 bp and 77 bp on average other time deposits compared to the three and six months ended June 30, 2011, respectively.

For the three months ended June 30, 2012, interest expense on wholesale funding decreased $15 million, or 14%, compared to the three months ended June 30, 2011 primarily as a result of an $825 million decrease in average certificates $100,000 and over and a $858 million decrease in long-term debt. In addition, the rate paid on average certificates $100,000 and over decreased by 55 bp. During the six months ended June 30, 2012, interest expense on wholesale funding decreased $16 million, or eight percent, compared to the six months ended June 30, 2011 as a result of a $936 million decrease in rates paid on average certificates $100,000 and over, a $670 million decrease in long-term debt and a 50 bp decrease in rates paid on average certificates $100,000 and over partially offset by a 21 bp increase in the rate paid on long-term debt. During the three and six months ended June 30, 2012, wholesale funding represented 24% and 23%, respectively, of interest bearing liabilities compared to 23% during the three and six months ended June 30, 2011. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the three months ended	June 30, 2012			June 30, 2011			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield Rate	Average Balance	Revenue/ Cost	Average Yield Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$32,770	$337	4.13%	$27,970	$304	4.35%	$49	(16)	33
Commercial mortgage	9,873	93	3.81	10,491	105	4.00	(7)	(5)	(12)
Commercial construction	886	7	3.05	1,950	15	3.01	(8)	—	(8)
Commercial leases	3,471	32	3.68	3,349	34	4.06	1	(3)	(2)

Subtotal – commercial	47,000	469	4.01	43,760	458	4.19	35	(24)	11
Residential mortgage loans	13,059	134	4.12	10,655	120	4.54	26	(12)	14
Home equity	10,430	98	3.80	11,144	109	3.91	(8)	(3)	(11)
Automobile loans	11,755	110	3.76	11,188	134	4.81	6	(30)	(24)
Credit card	1,915	47	9.92	1,834	45	9.91	2	—	2
Other consumer loans/leases	349	37	42.87	572	31	22.02	(15)	21	6

Subtotal – consumer	37,508	426	4.57	35,393	439	4.99	11	(24)	(13)

Total loans and leases	84,508	895	4.26	79,153	897	4.54	46	(48)	(2)
Securities:
Taxable	15,548	134	3.48	15,115	150	3.97	3	(19)	(16)
Exempt from income taxes(b)	62	1	5.02	96	2	6.41	(1)	—	(1)
Other short-term investments	1,558	1	0.24	1,981	1	0.25	—	—	—

Total interest-earning assets	101,676	1,031	4.08	96,345	1,050	4.37	48	(67)	(19)
Cash and due from banks	2,264			2,356
Other assets	15,835			15,298
Allowance for loan and lease losses	(2,121)			(2,799)

Total assets	$117,654			$111,200

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$23,548	$12	0.22%	$18,701	$12	0.26%	$2	(2)	—
Savings	22,143	11	0.19	21,817	18	0.33	1	(8)	(7)
Money market	4,258	2	0.22	5,009	4	0.29	(1)	(1)	(2)
Foreign office deposits	1,321	1	0.27	3,805	3	0.29	(2)	—	(2)
Other time deposits	4,359	17	1.60	6,738	40	2.40	(12)	(11)	(23)
Certificates - $100,000 and over	3,130	12	1.50	3,955	20	2.05	(3)	(5)	(8)
Other deposits	23	—	0.13	2	—	0.02	—	—	—
Federal funds purchased	408	—	0.15	344	—	0.11	—	—	—
Other short-term borrowings	4,303	2	0.17	1,605	1	0.16	1	—	1
Long-term debt	9,669	75	3.11	10,527	83	3.16	(7)	(1)	(8)

Total interest-bearing liabilities	73,162	132	0.73	72,503	181	1.00	(21)	(28)	(49)
Demand deposits	26,351			22,174
Other liabilities	4,462			4,129

Total liabilities	103,975			98,806
Total equity	13,679			12,394

Total liabilities and equity	$117,654			$111,200

Net interest income		$899			$869		$69	(39)	30
Net interest margin			3.56%			3.62%
Net interest rate spread			3.35			3.37
Interest-bearing liabilities to interest-earning assets			71.96			75.25

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table are $4 and $5 for the three months ended June 30, 2012 and 2011, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 4: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the six months ended	June 30, 2012			June 30, 2011			Attribution of Change in Net Interest Income (a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield Rate	Average Balance	Revenue/ Cost	Average Yield Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$32,095	$665	4.16%	$27,689	$605	4.40%	$94	(34)	60
Commercial mortgage	9,975	192	3.88	10,652	214	4.06	(13)	(9)	(22)
Commercial construction	947	14	3.05	2,017	31	3.08	(17)	—	(17)
Commercial leases	3,507	65	3.73	3,356	69	4.12	3	(7)	(4)

Subtotal – commercial	46,524	936	4.05	43,714	919	4.24	67	(50)	17
Residential mortgage loans	12,994	268	4.15	10,695	244	4.60	50	(26)	24
Home equity	10,518	200	3.82	11,259	220	3.94	(13)	(7)	(20)
Automobile loans	11,819	228	3.87	11,130	273	4.95	18	(63)	(45)
Credit card	1,920	92	9.67	1,843	93	10.17	4	(5)	(1)
Other consumer loans/leases	357	74	41.46	624	62	20.14	(34)	46	12

Subtotal – consumer	37,608	862	4.61	35,551	892	5.06	25	(55)	(30)

Total loans and leases	84,132	1,798	4.30	79,265	1,811	4.61	92	(105)	(13)
Securities:
Taxable	15,430	275	3.58	15,135	298	3.96	6	(29)	(23)
Exempt from income taxes(b)	61	1	5.31	147	3	5.31	(2)	—	(2)
Other short-term investments	1,461	2	0.25	1,959	2	0.25	—	—	—

Total interest-earning assets	101,084	2,076	4.13	96,506	2,114	4.42	96	(134)	(38)
Cash and due from banks	2,304			2,313
Other assets	15,785			15,098
Allowance for loan and lease losses	(2,184)			(2,894)

Total assets	$116,989			$111,023

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$22,928	$25	0.22%	$18,621	$25	0.27%	$4	(4)	—
Savings	22,043	22	0.20	21,572	40	0.38	2	(20)	(18)
Money market	4,401	5	0.22	5,072	8	0.30	(1)	(2)	(3)
Foreign office deposits	1,799	2	0.26	3,693	6	0.30	(3)	(1)	(4)
Other time deposits	4,455	36	1.61	7,049	83	2.38	(25)	(22)	(47)
Certificates-$100,000 and over	3,154	24	1.52	4,090	41	2.02	(8)	(9)	(17)
Other deposits	21	—	0.11	2	—	0.03	—	—	—
Federal funds purchased	389	—	0.13	327	—	0.12	—	—	—
Other short-term borrowings	3,782	3	0.15	1,622	2	0.18	1	—	1
Long-term debt	9,719	157	3.26	10,389	157	3.05	(10)	10	—

Total interest-bearing liabilities	72,691	274	0.76	72,437	362	1.01	(40)	(48)	(88)
Demand deposits	26,207			21,880
Other liabilities	4,544			3,970

Total liabilities	103,442			98,287
Total equity	13,547			12,736

Total liabilities and equity	$116,989			$111,023

Net interest income		$1,802			$1,752		$136	(86)	50
Net interest margin			3.59%			3.66%
Net interest rate spread			3.37			3.41
Interest-bearing liabilities to interest-earning assets			71.91			75.06

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table are $9 for the six months ended June 30, 2012 and 2011.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The provision for loan and lease losses was $71 million and $162 million for the three and six months ended June 30, 2012 compared to $113 million and $281 million during the same periods in 2011. The decrease in provision expense compared to the same periods in the prior year was due to decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases, and improvement in underlying loss trends. The ALLL declined $598 million from $2.6 billion at June 30, 2011 to $2.0 billion at June 30, 2012. The ALLL declined $239 million from December 31, 2011 to June 30, 2012. As of June 30, 2012, the ALLL as a percent of loans and leases decreased to 2.45%, compared to 2.78% at December 31, 2011 and 3.35% at June 30, 2011.

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

Noninterest Income

Noninterest income increased $22 million, or three percent, for the second quarter of 2012 compared to the second quarter of 2011 and increased $208 million, or 17%, for the six months ended June 30, 2012 compared to the same period in the prior year. The components of noninterest income for the three and six months ended June 30, 2012 and 2011 are as follows:

TABLE 5: Noninterest Income

	For the three months			For the six months
	ended June 30,			ended June 30,
($ in millions)	2012	2011	% Change	2012	2011	% Change
Mortgage banking net revenue	$183	162	13	$387	264	47
Service charges on deposits	130	126	4	260	250	4
Corporate banking revenue	102	95	7	199	181	10
Investment advisory revenue	93	95	(2)	190	193	(2)
Card and processing revenue	64	89	(28)	122	169	(28)
Other noninterest income	103	83	25	279	164	71
Securities gains, net	3	6	(50)	11	14	(21)
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	NM	—	5	NM

Total noninterest income	$678	656	3	$1,448	1,240	17

Mortgage banking net revenue

Mortgage banking net revenue increased $21 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and increased $123 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The components of mortgage banking net revenue are as follows:

TABLE 6: Components of Mortgage Banking Net Revenue

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2012	2011	2012	2011
Origination fees and gains on loan sales	$183	64	$357	126
Net servicing revenue:
Gross servicing fees	63	58	124	116
Servicing rights amortization	(41)	(25)	(86)	(53)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	(22)	65	(8)	75

Net servicing revenue	—	98	30	138

Mortgage banking net revenue	$183	162	$387	264

Origination fees and gains on loan sales increased $119 million and $231 million for the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. The increase from both periods in the prior year was primarily the result of an 89% and 76% increase in residential mortgage loan originations from the three and six months ended June 30, 2011, respectively, coupled with an increase in profit margins on sold residential mortgage loans. Residential mortgage loan originations increased to $5.9 billion during the second quarter of 2012 compared to $3.1 billion during the second quarter of 2011 and increased to $12.4 billion during the six months ended June 30, 2012 from $7.1 billion during the six months ended June 30, 2011. The increase in originations is primarily due to strong refinancing activity as mortgage rates remain at historical lows coupled with an increase in refinancing activity under the HARP 2.0 program.

Net servicing revenue is comprised of gross servicing fees and related servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net servicing revenue decreased $98 million and $108 million for the three and six months ended June 30, 2012

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

compared to the three and six months ended June 30, 2011, driven primarily by decreases of $87 million and $83 million, respectively, in net valuation adjustments.

The net valuation adjustment loss of $22 million during the second quarter of 2012 included $60 million of temporary impairment on the MSRs partially offset by $38 million in gains from derivatives economically hedging the MSRs. Mortgage rates decreased slightly for the three months ended June 30, 2012. This caused modeled prepayments speeds to increase, which led to the temporary impairment on servicing rights during the three months ended June 30, 2012. The derivatives economically hedging the MSRs only partially offset the temporary impairment on servicing rights as a result of inefficiencies in the Bancorp’s non-qualifying hedging strategy. The net valuation adjustment of $65 million during the second quarter of 2011 included $129 million in gains from derivatives economically hedging the MSRs partially offset by $64 million in temporary impairment on the MSR portfolio. The net valuation adjustment loss of $8 million for the six months ended June 30, 2012 included $49 million of temporary impairment on the MSRs partially offset by $42 million in gains from derivatives economically hedging the MSRs. The net valuation adjustment of $75 million for the six months ended June 30, 2011 included $102 million in gains from derivatives economically hedging the MSR portfolio partially offset by $27 million of temporary impairment on the MSR portfolio. Gross servicing fees increased $5 million from the second quarter of 2011 and $8 million from the six months ended June 30, 2011 as a result of an increase in the size of the Bancorp’s servicing portfolio. The Bancorp’s total residential loans serviced as of June 30, 2012, December 31, 2011 and June 30, 2011 were $74.8 billion, $70.6 billion and $66.8 billion, respectively, with $61.6 billion, $57.1 billion and $56.0 billion, respectively, of residential mortgage loans serviced for others.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. There were no sales of securities related to the Bancorp’s non-qualifying hedging strategy during the three months ended June 30, 2012 and 2011 and six months ended June 30, 2012. Net gains on sales of these securities were $5 million for the six months ended June 30, 2011, which were recorded in securities gains, net, non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income.

Service charges on deposits

Service charges on deposits increased $4 million and $10 million for the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. This increase was primarily driven by commercial deposit revenue which increased $5 million and $10 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in the prior year due to an increase in new customer relationships.

Corporate banking revenue

Corporate banking revenue increased $7 million and $18 million for the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. The increase compared to the three months ended June 30, 2011 was primarily due to increases in foreign exchange income, business lending fees and institutional sales. The increase compared to the six months ended June 30, 2011 included the impact of the previously mentioned factors coupled with a $9 million increase in syndication fees due to increased market and business activity.

Investment advisory revenue

Investment advisory revenue decreased $2 million and $3 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decrease from both prior year periods was primarily driven by a decline in mutual fund fees. The Bancorp had approximately $291 billion and $276 billion in total assets under care as of June 30, 2012 and 2011, respectively, and managed $25 billion in assets for individuals, corporations and not-for-profit organizations for both comparative periods.

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

Card and processing revenue

Card and processing revenue decreased $25 million and $47 million for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. The decrease was primarily the result of the impact of the implementation of the Dodd-Frank Act’s debit card interchange fee cap in the fourth quarter of 2011. This impact was partially offset by increased debit and credit card transaction volumes.

Other noninterest income

The major components of other noninterest income are as follows:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 7: Components of Other Noninterest Income

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2012	2011	2012	2011
Gain on Vantiv, Inc. IPO	$—	—	$115	—
Operating lease income	15	14	29	30
Cardholder fees	12	9	22	18
BOLI income	9	11	18	21
Banking center income	8	7	15	14
Gain on loan sales	8	8	14	25
Insurance income	7	5	14	13
Consumer loan and lease fees	7	8	13	15
Loss on sale of OREO	(19)	(26)	(36)	(28)
Equity method earnings from interest in Vantiv Holding, LLC	26	6	2	15
Other, net	30	41	73	41

Total other noninterest income	$103	83	$279	164

Other noninterest income increased $20 million, or 25%, in the second quarter of 2012 compared to the second quarter of 2011 and $115 million, or 71%, for the six months ended June 30, 2012 compared to the same period in the prior year. The increase compared to the second quarter of 2011 was primarily due to a $28 million increase in positive valuation adjustments on the warrants issued as part of the Bancorp’s sale of its processing business sale, recorded in the “other” caption above. Additionally, other noninterest income included a $20 million increase in equity method income recorded from the Bancorp’s ownership interest in Vantiv Holding, LLC and a $7 million decrease in the loss on sale of OREO. These impacts were partially offset by a $7 million reduction in income related to the Visa total return swap and $17 million in lower of cost or market adjustments associated with bank premises held-for-sale. The increase compared to the six months ended June 30, 2011 was primarily due to a $115 million gain from the Vantiv, Inc. IPO recognized in the first quarter of 2012 and a $77 million increase in gains on the valuation of warrants and put options issued as part of the Bancorp’s sale of its processing business, recorded in the “other” caption. The increase was partially offset by $34 million in debt termination charges, included in equity method earnings, incurred in the first quarter of 2012 related to Vantiv Holding, LLC’s debt refinancing and $17 million in lower of cost or market adjustments associated with bank premises held-for-sale. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B shares and the valuation of warrants and put options associated with the sale of the processing business, see Note 19 of the Notes to Condensed Consolidated Financial Statements.

Noninterest Expense

Total noninterest expense increased $36 million, or four percent, for the three months ended June 30, 2012, and $92 million, or five percent, for the six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, respectively. The major components of noninterest expense are as follows:

TABLE 8: Noninterest Expense

	For the three months			For the six months
	ended June 30,			ended June 30,
($ in millions)	2012	2011	% Change	2012	2011	% Change
Salaries, wages and incentives	$393	365	8	$792	716	11
Employee benefits	84	79	6	195	176	11
Net occupancy expense	74	75	(1)	151	152	(1)
Technology and communications	48	48	1	95	93	2
Card and processing expense	30	29	4	60	58	4
Equipment expense	27	28	(2)	55	57	(4)
Other noninterest expense	281	277	1	563	567	(1)

Total noninterest expense	$937	901	4	$1,911	1,819	5

Efficiency ratio	59.4%	59.1%		58.8%	60.8%

Total personnel costs increased $33 million and $95 million, respectively, for the three and six months ended June 30, 2012 compared to the same periods in 2011. The increase from both periods in the prior year was primarily due to an increase in base and incentive compensation driven by higher compensation costs reflecting improved production levels, as well as higher employee benefits expense due primarily to an increase in medical claims under the Bancorp’s self-insured medical plan and a seasonal increase in payroll tax expense. Full time equivalent employees totaled 20,888 at June 30, 2012 compared to 20,953 at June 30, 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 9: Components of Other Noninterest Expense

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2012	2011	2012	2011
Loan and lease	$46	48	$91	94
Marketing	36	31	59	53
Losses and adjustments	29	22	69	51
FDIC insurance and other taxes	27	50	45	101
Affordable housing investments impairment	19	26	46	50
Professional services fees	15	12	25	26
Travel	13	14	25	26
Postal and courier	12	12	25	25
Operating lease	10	10	21	21
Recruitment and education	7	8	14	15
OREO	5	6	10	18
Insurance	5	1	10	13
Intangible asset amortization	4	6	7	13
Provision for unfunded commitments and letters of credit	(1)	(14)	(3)	(30)
Other, net	54	45	119	91

Total other noninterest expense	$281	277	$563	567

Total other noninterest expense increased $4 million and decreased $4 million, respectively, for the three and six months ended June 30, 2012 compared to the same periods in 2011. The provision for representation and warranty claims, included in losses and adjustments, increased by $5 million and $14 million, respectively, for the three and six months ended June 30, 2012 compared to the same periods in the prior year primarily due to an increase in demand requests during the first half of 2012. FDIC insurance and other taxes decreased $23 million and $56 million, respectively, for the three and six months ended June 30, 2012 compared to the same periods in the prior year. The decrease in FDIC expense and other taxes is primarily attributable to a decrease in the assessment rate due to changes in the level and measurement of higher risk assets and improved credit quality metrics. These effects were partially offset by a decrease in the benefit from the provision for unfunded commitments and letters of credit of $13 million and $27 million, respectively, for the three and six months ended June 30, 2012 compared to the same periods in 2011. The reduction in the benefit was due to improving credit trends in the first half of 2012 as well as an increase in the unfunded commitments for which the Bancorp holds reserves as of June 30, 2012 compared to June 30, 2011.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 59.4% and 58.8% for the three and six months ended June 30, 2012 compared to 59.1% and 60.8% for the three and six months ended June 30, 2011.

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 10: Applicable Income Taxes

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2012	2011	2012	2011
Income before income taxes	$565	506	$1,168	883
Applicable income tax expense	180	169	352	281
Effective tax rate	31.8%	33.3	30.2%	31.8

Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments, certain gains on sales of leases that are exempt from federal taxation and tax credits, partially offset by the effect of certain nondeductible expenses. The tax credits are associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC, and the Qualified Zone Academy Bond program established under Section 1397E of the IRC. The decrease in the effective tax rate for the three and six months ended June 30, 2012 from the comparable prior year periods was primarily due to a decrease in the amount of income tax expense associated with previously recognized tax benefits associated with stock-based awards that will not be realized.

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

TABLE 11: Components of Total Loans and Leases (includes held for sale)

	June 30, 2012		December 31, 2011		June 30, 2011
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$32,625	39	30,828	38	28,155	36
Commercial mortgage loans	9,697	12	10,214	12	10,331	13
Commercial construction loans	834	1	1,037	1	1,805	2
Commercial leases	3,471	4	3,531	4	3,326	4

Subtotal – commercial	46,627	56	45,610	55	43,617	55

Consumer:
Residential mortgage loans	13,217	15	13,474	16	10,838	14
Home equity	10,378	13	10,719	13	11,048	14
Automobile loans	11,739	14	11,827	14	11,315	14
Credit card	1,943	2	1,978	2	1,856	2
Other consumer loans and leases	318	—	364	—	478	1

Subtotal – consumer	37,595	44	38,362	45	35,535	45

Total loans and leases	$84,222	100	83,972	100	79,152	100

Total portfolio loans and leases (excludes loans held for sale)	$82,359		81,018		77,967

Total loans and leases, including held for sale, increased $250 million from December 31, 2011 and increased $5.1 billion, or six percent, from June 30, 2011. The increase from December 31, 2011 was due to an increase of $1.0 billion, or two percent, in commercial loans and leases partially offset by a decrease of $767 million, or two percent in consumer loans and leases. The increase from June 30, 2011 was due to an increase of $3.0 billion, or seven percent, in commercial loans and leases and $2.1 billion, or six percent, in consumer loans and leases.

Total commercial loans and leases increased from December 31, 2011 and June 30, 2011 primarily due to an increase in commercial and industrial loans partially offset by a decrease in commercial mortgage loans and commercial construction loans. Commercial and industrial loans increased $1.8 billion, or six percent, from December 31, 2011 and $4.5 billion, or 16%, from June 30, 2011 due to an increase in new loan origination activity from an increase in demand due to a strengthening economy and an increased sales force personnel. Commercial construction loans decreased $203 million, or 20%, from December 31, 2011 and $971 million, or 54%, from June 30, 2011 and commercial mortgage loans decreased $517 million, or five percent, from December 31, 2011 and $634 million, or six percent, from June 30, 2011 due to continued run-off in these loan categories. The run-off reflects weak customer demand and previous suspensions of new homebuilder and developer lending and non-owner occupied real estate lending.

Total consumer loans and leases decreased from December 31, 2011 primarily due to a decrease in residential mortgage loans and home equity loans. Residential mortgage loans decreased $257 million, or two percent, from December 31, 2011 due to a decrease in residential mortgage loans held for sale partially offset by an increase in portfolio residential mortgage loans. Residential mortgage loans held for sale decreased $1.0 billion from December 31, 2011 primarily due to strong refinancing in the fourth quarter of 2011 and the timing of delivery of loans. Portfolio residential mortgage loans increased $757 million from December 31, 2011 due to management’s decision to retain certain shorter term residential mortgage loans originated through the Bancorp’s retail branches. Home equity loans decreased $341 million, or three percent, from December 31, 2011 as payoffs exceeded new loan production.

Total consumer loans and leases increased from June 30, 2011 primarily due to an increase in residential mortgage loans and automobile loans partially offset by a decrease in home equity loans and other consumer loans and leases. Residential mortgage loans increased $2.4 billion, or 22%, from June 30, 2011 primarily due to management’s decision to retain certain shorter term residential mortgage loans originated through the Bancorp’s retail branches throughout 2011 and 2012 and stronger loan production in the first half of 2012 compared to the first half of 2011. Automobile loans increased $424 million, or four percent, compared to June 30, 2011 due to strong origination volumes through consistent and competitive pricing, enhanced customer service with our dealership network, and disciplined sales execution. Home equity loans decreased $670 million, or six percent, from June 30, 2011 as payoffs exceeded new loan production. Other consumer loans and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

leases decreased $160 million, or 33%, from June 30, 2011 due to the runoff of automobile leases as the Bancorp stopped originating automobile leases in November of 2008.

TABLE 12: Components of Average Total Loans and Leases (includes held for sale)

	June 30, 2012		December 31, 2011		June 30, 2011
For the three months ended ($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$32,770	39	29,954	36	27,970	36
Commercial mortgage loans	9,873	12	10,350	13	10,491	13
Commercial construction loans	886	1	1,155	1	1,950	2
Commercial leases	3,471	4	3,352	4	3,349	4

Subtotal – commercial	47,000	56	44,811	54	43,760	55

Consumer:
Residential mortgage loans	13,059	16	12,638	16	10,655	14
Home equity	10,430	12	10,810	13	11,144	14
Automobile loans	11,755	14	11,696	14	11,188	14
Credit card	1,915	2	1,906	2	1,834	2
Other consumer loans and leases	349	—	417	1	572	1

Subtotal – consumer	37,508	44	37,467	46	35,393	45

Total average loans and leases	$84,508	100	82,278	100	79,153	100

Total average portfolio loans and leases (excludes loans held for sale)	$82,586		79,914		77,937

Average total loans and leases, including held for sale, increased $2.2 billion, or three percent, from December 31, 2011 and increased $5.4 billion, or seven percent, from June 30, 2011. The increase from December 31, 2011 was primarily driven by an increase of $2.2 billion, or five percent, in average commercial loans and leases. The increase from June 30, 2011 was due to an increase of $3.2 billion, or seven percent, in average commercial loans and leases and an increase of $2.1 billion, or six percent, in average consumer loans and leases.

Average total commercial loans and leases increased from December 31, 2011 due to an increase of $2.8 billion, or nine percent, in average commercial and industrial loans, partially offset by a decrease of $477 million, or five percent, in average commercial mortgage loans, and a decrease of $269 million, or 23%, in average commercial construction loans due to the reasons previously discussed. Average commercial loans and leases increased from June 30, 2011 due to an increase of $4.8 billion, or 17%, in average commercial and industrial loans, partially offset by a decrease of $1.1 billion, or 55%, in average commercial construction loans and a decrease of $618 million, or six percent, in average commercial mortgage loans due to the reasons previously discussed.

Average total consumer loans increased $41 million from December 31, 2011 due to an increase of $421 million, or three percent, in average residential mortgage loans partially offset by a decrease of $380 million, or four percent, in average home equity loans. Average residential mortgage loans increased from December 31, 2011 due to continued strong refinancing activity associated with historically low interest rates as well as the continued retention of certain branch originated fixed-rate residential mortgages with shorter terms. Average home equity loans decreased from December 31, 2011 as payoffs exceeded new loan production.

Average total consumer loans increased from June 30, 2011 due to an increase of $2.4 billion, or 23%, in average residential mortgage loans and an increase of $567 million, or five percent, in average automobile loans partially offset by a decrease of $714 million, or six percent, in average home equity loans and a decrease of $223 million, or 39%, in average other consumer loans and leases due to the reasons previously discussed in the year-over-year end of period discussion above.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. Total investment securities were $16.1 billion at June 30, 2012 and 2011 and $15.9 billion at December 31, 2011.

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

At June 30, 2012, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio. Additionally, there was approximately $117 million of securities classified as below investment grade as of June 30, 2012, compared to $122 million as of December 31, 2011 and $131 million as of June 30, 2011. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. The Bancorp recognized $17 million of OTTI on its available-for-sale investment securities portfolio during the three and six months ended June 30, 2012 and an immaterial amount was recognized during the three and six months ended June 30, 2011. The Bancorp did not recognize any OTTI on any of its held to maturity investment securities during the three and six

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

months ended June 30, 2012 and 2011. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information on OTTI.

TABLE 13: Components of Investment Securities

($ in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and government agencies	$51	171	199
U.S. Government sponsored agencies	1,781	1,782	2,141
Obligations of states and political subdivisions	205	96	113
Agency mortgage-backed securities	8,807	9,743	10,269
Other bonds, notes and debentures(a)	2,743	1,792	1,135
Other securities(b)	1,231	1,030	1,032

Total available-for-sale and other securities	$14,818	14,614	14,889

Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$303	320	340
Other bonds, notes and debentures	2	2	4

Total held-to-maturity	$305	322	344

Trading: (fair value)
Obligations of states and political subdivisions	$14	9	38
Agency mortgage-backed securities	19	11	33
Other bonds, notes and debentures	11	13	11
Other securities	156	144	135

Total trading	$200	177	217

(a)	Other bonds, notes, and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(b)	Other securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

Available-for-sale securities on an amortized cost basis increased $204 million, or 1%, from December 31, 2011 primarily due to an increase in other bonds, notes, and debentures and other securities partially offset by a decrease in agency-mortgage backed securities. Agency mortgage-backed securities decreased $936 million, or 10%, primarily due to sales of collateralized mortgage obligations and mortgage-backed securities totaling $814 million during the first half of 2012. The remaining decrease is due to principal and interest pay downs on agency mortgage-backed securities being reinvested in other bonds, notes, and debentures. Other bonds, notes, and debentures increased $951 million, or 53%, primarily due to $1.1 billion in purchases of commercial mortgage-backed securities, asset-backed securities, and corporate bonds during the first half of 2012. Other securities increased $201 million, or 20%, as excess cash from the runoff of agency mortgage-backed securities was invested in money market mutual funds.

Available-for-sale securities on an amortized cost basis decreased $71 million from June 30, 2011 primarily due to a decrease in agency mortgage-backed securities and U.S. Government sponsored agency securities partially offset by an increase in other bonds, notes, and debentures. Agency mortgage-backed securities decreased $1.5 billion, or 14%, primarily due to sales of collateralized mortgage obligations and mortgage-backed securities totaling $1.4 billion during the second half of 2011 and first half of 2012.The remaining decrease is due to principal and interest pay downs on agency mortgage-backed securities being reinvested in other bonds, notes, and debentures which increased $1.6 billion, or 142%. Government sponsored agency securities decreased $360 million, or 17%, due to sales in the second half of 2011.

At June 30, 2012 available-for-sale securities were 15% of total interest-earning assets compared to 14% at December 31, 2011 and 16% at June 30, 2011. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 4.0 years at June 30, 2012, 3.6 years at December 31, 2011, and 4.5 years at June 30, 2011. In addition, at June 30, 2012, the available-for-sale securities portfolio had a weighted-average yield of 3.64%, compared to 3.66% at December 31, 2011 and 4.28% at June 30, 2011.

Information presented in Table 14 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale securities portfolio were $734 million at June 30, 2012, compared to $748 million at December 31, 2011 and $613 million at June 30, 2011. The increase from June 30, 2011 was due to a continued low interest rate environment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 14: Characteristics of Available-for-Sale and Other Securities

As of June 30, 2012 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and government agencies:
Average life of one year or less	$50	50	0.2	1.43%
Average life 5 – 10 years	1	1	6.6	1.48

Total	51	51	0.3	1.44
U.S. Government sponsored agencies:
Average life of one year or less	154	156	0.7	2.51
Average life 1 – 5 years	1,516	1,689	4.2	3.57
Average life 5 – 10 years	111	121	5.4	2.95

Total	1,781	1,966	4.0	3.44
Obligations of states and political subdivisions:(a)
Average life of one year or less	1	1	0.2	8.05
Average life 1 – 5 years	91	91	3.0	1.40
Average life 5 – 10 years	111	117	6.7	4.56
Average life greater than 10 years	2	2	12.1	0.01

Total	205	211	5.2	3.14
Agency mortgage-backed securities:
Average life of one year or less	564	581	0.7	5.01
Average life 1 – 5 years	7,080	7,484	3.2	4.08
Average life 5 – 10 years	1,163	1,214	5.7	3.12

Total	8,807	9,279	3.4	4.01
Other bonds, notes and debentures:
Average life of one year or less	208	213	0.4	5.06
Average life 1 – 5 years	1,616	1,658	3.5	2.38
Average life 5 – 10 years	432	449	6.0	3.06
Average life greater than 10 years	487	491	16.7	2.25

Total	2,743	2,811	6.0	2.67
Other securities	1,231	1,234

Total available-for-sale and other securities	$14,818	15,552	4.0	3.64%

(a)	Taxable-equivalent yield adjustments included in the above table are 2.68%, 0.02%, 0.62%, 0.01% and 0.35% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 69% of the Bancorp’s asset funding base at June 30, 2012 and 2011 and 71% at December 31, 2011.

TABLE 15: Deposits

	June 30, 2012		December 31, 2011		June 30, 2011
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$26,251	31	27,600	32	22,589	28
Interest checking	23,197	28	20,392	24	18,072	22
Savings	22,011	26	21,756	25	21,764	27
Money market	4,223	5	4,989	6	4,859	6
Foreign office	1,265	1	3,250	4	3,271	4

Transaction deposits	76,947	91	77,987	91	70,555	87
Other time	4,261	5	4,638	5	6,399	8

Core deposits	81,208	96	82,625	96	76,954	95
Certificates-$100,000 and over	3,065	4	3,039	4	3,642	5
Other	—	—	46	—	2	—

Total deposits	$84,273	100	85,710	100	80,598	100

Core deposits decreased $1.4 billion, or two percent, from December 31, 2011, driven by a decrease of $1.0 billion, or one percent, in transaction deposits and a decrease of $377 million, or eight percent, in other time deposits. The decrease in transaction deposits is primarily due to a decrease in demand deposits, money market deposits, and foreign office deposits partially offset by an increase in interest checking deposits. Demand deposits decreased $1.3 billion, or five percent, due to seasonality as commercial customers opted to hold excess cash at December 31, 2011 and reinvest the cash during the first half of 2012. Interest checking deposits increased $2.8 billion, or 14%, from December 31, 2011 partially driven by account migration from foreign office deposits which decreased $2.0 billion, or 61%, and money market deposits which decreased $766 million, or 15%, from December 31, 2011. The decrease in other time deposits from December 31,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2011 was primarily the result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts.

Core deposits increased $4.3 billion, or six percent, compared to June 30, 2011 driven by an increase of $6.4 billion, or nine percent, in transaction deposits, partially offset by a decrease of $2.1 billion, or 33%, in other time deposits. The increase in transaction deposits was primarily due to an increase in interest checking deposits and demand deposits, partially offset by a decrease in foreign office deposits. Interest checking deposits increased $5.1 billion, or 28%, from June 30, 2011 partially driven by account migration from foreign office deposits which decreased $2.0 billion, or 61%, and money market deposits which decreased $636 million, or 13%. The remaining increase in interest checking deposits was due to growth from maturing certificates of deposits and continued growth from the preferred checking program which was introduced in February of 2011. Demand deposits increased $3.7 billion, or 16%, from June 30, 2011 primarily due to an increase in new accounts, growth from maturing certificates of deposits, and commercial customers opting to hold money in demand deposit accounts rather than investing excess cash given current market conditions. Other time deposits decreased primarily as a result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts.

The Bancorp uses certificates $100,000 and over, as a method to fund earning asset growth. At June 30, 2012, certificates $100,000 and over increased $26 million, or one percent, compared to December 31, 2011 and decreased $577 million, or 16%, from June 30, 2011. The decrease from June 30, 2011 was due to continued run-off attributable to the low rate environment.

The following table presents average deposits for the three months ending:

TABLE 16: Average Deposits

	June 30, 2012		December 31, 2011		June 30, 2011
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand	$26,351	31	26,069	31	22,174	27
Interest checking	23,548	27	19,263	23	18,701	23
Savings	22,143	26	21,715	26	21,817	27
Money market	4,258	5	5,255	6	5,009	6
Foreign office	1,321	2	3,325	4	3,805	4

Transaction deposits	77,621	91	75,627	90	71,506	87
Other time	4,359	5	4,960	6	6,738	8

Core deposits	81,980	96	80,587	96	78,244	95
Certificates-$100,000 and over	3,130	4	3,085	4	3,955	5
Other	23	—	16	—	2	—

Total average deposits	$85,133	100	83,688	100	82,201	100

On an average basis, core deposits increased $1.4 billion, or two percent, compared to December 31, 2011 due to an increase of $2.0 billion, or three percent, in average transaction deposits partially offset by a decrease of $601 million, or 12%, in other time deposits. The increase in average transaction deposits was driven by an increase in average interest checking deposits partially offset by a decrease in average foreign office deposits and average money market deposits. Average interest checking deposits increased $4.3 billion, or 22%, from December 31, 2011 partially driven by the account migration from average foreign office deposits mentioned above which decreased $2.0 billion, or 60%, from December 31, 2011 and from average money market deposits which decreased $997 million, or 19%, from December 31, 2011. The remaining increase in average interest checking deposits was due to continued growth in the preferred checking program which was introduced in February of 2011 and growth from maturing certificates of deposits. The decrease in average other time deposits was primarily the result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts.

Average core deposits increased $3.7 billion, or five percent, from June 30, 2011 due to an increase of $6.1 billion, or nine percent, in average transaction deposits partially offset by a decrease of $2.4 billion, or 35%, in average other time deposits. The increase in average core deposits was due to an increase in average demand deposits and average interest checking deposits partially offset by a decrease in foreign office deposits and money market deposits due to the reasons discussed above in the end of period year over year section. The decrease in average other time deposits was due to the impact of historically low interest rates and excess customer liquidity discussed above.

Other time deposits and certificates $100,000 and over totaled $7.3 billion, $7.7 billion, and $10.0 billion at June 30, 2012, December 31, 2011, and June 30, 2011, respectively. Substantially all of these deposits were interest bearing. The contractual maturities of these deposits as of June 30, 2012 are summarized in the following table.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Contractual Maturities of Other Time Deposits and Certificates $100,000 and over

($ in millions)	June 30, 2012
Next 12 months	$3,785
13-24 months	2,199
25-36 months	852
37-48 months	213
49-60 months	224
After 60 months	53

Total	$7,326

Certificates $100,000 and over were $3.1 billion, $3.0 billion, and $3.6 billion at June 30, 2012, December 31, 2011, and June 30, 2011, respectively. The contractual maturities of these deposits as of June 30, 2012 are summarized in the following table.

TABLE 18: Contractual Maturities of Certificates - $100,000 and over

($ in millions)	June 30, 2012
Three months or less	$540
After three months through six months	575
After six months through 12 months	563
After 12 months	1,387

Total	$3,065

Borrowings

Total borrowings increased $1.7 billion, or 13 percent, from both December 31, 2011 and June 30, 2011. The increase in total borrowings from December 31, 2011 was primarily due to an increase in other short-term borrowings and federal funds purchased and the increase from June 30, 2011 was primarily due to an increase in other short-term borrowings and federal funds purchased partially offset by a decrease in long-term debt. As of June 30, 2012, total borrowings as a percentage of interest-bearing liabilities were 20% compared to 19% at both December 31, 2011 and June 30, 2011.

TABLE 19: Borrowings

($ in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Federal funds purchased	$641	346	403
Other short-term borrowings	4,613	3,239	2,702
Long-term debt	9,685	9,682	10,152

Total borrowings	$14,939	13,267	13,257

Federal funds purchased increased by $295 million, or 85%, from December 31, 2011 driven by an increase in excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings increased $1.4 billion, or 42%, from December 31, 2011 driven by an increase of $1.6 billion in short-term FHLB borrowings partially offset by a decrease of $293 million in securities sold under repurchase agreements which are accounted for as collateralized financing transactions.

Federal funds purchased increased by $238 million, or 59%, from June 30, 2011, driven by an increase in excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings increased $1.9 billion, or 71%, from June 30, 2011 driven by an increase of $1.9 billion in short-term FHLB borrowings, which replaced certificates of deposits greater than $100,000 as customers opted to maintain their balances in more liquid accounts. The increase in short-term FHLB borrowings was partially offset by the decline in demand deposits due to seasonality. Long-term debt decreased $467 million, or five percent, from June 30, 2011 primarily due to the termination of $375 million of structured repurchase agreements classified as long-term debt and the decrease of $503 million in long-term FHLB advances, partially offset by the issuance of $500 million of senior notes by the Bancorp to third party investors in the first quarter of 2012.

The following table presents average borrowings for the three months ending:

TABLE 20: Average Borrowings

($ in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Federal funds purchased	$408	348	344
Other short-term borrowings	4,303	3,793	1,605
Long-term debt	9,669	9,707	10,527

Total average borrowings	$14,380	13,848	12,476

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average total borrowings increased $532 million, or four percent, compared to December 31, 2011, primarily due to the previously mentioned increase in average other short-term borrowings. Average total borrowings increased $1.9 billion, or 15%, compared to June 30, 2011, primarily due to the previously mentioned increase in average other short-term borrowings partially offset by a decrease in average long-term debt.

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

The Bancorp manages interest rate risk centrally at the corporate level and employs a FTP methodology at the business segment level. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the U.S. swap curve. Matching duration allocates interest income and interest expense to each segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the Bancorp benefits from the widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit-providing businesses, such as Branch Banking and Investment Advisors, on a duration-adjusted basis. The net impact of the FTP methodology is captured in General Corporate and Other.

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for DDAs is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2012 to reflect the current market rates and updated duration assumptions. These rates were lower than those in place during 2011, thus net interest income for deposit providing businesses was negatively impacted for the three and six months ended June 30, 2012.

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

TABLE 21: Business Segment Net Income Available to Common Shareholders

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2012	2011	2012	2011
Income Statement Data
Commercial Banking	$163	88	$305	170
Branch Banking	50	54	79	73
Consumer Lending	33	30	81	5
Investment Advisors	8	10	16	18
General Corporate & Other	131	155	335	336

Net income	385	337	816	602
Less: Net income attributable to noncontrolling interest	—	—	1	—

Net income attributable to Bancorp	385	337	815	602
Dividends on preferred stock	9	9	18	185

Net income available to common shareholders	$376	328	$797	417

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

TABLE 22: Commercial Banking

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2012	2011	2012	2011
Income Statement Data
Net interest income (FTE)(a)	$352	339	$705	671
Provision for loan and lease losses	61	147	137	299
Noninterest income:
Corporate banking revenue	97	90	190	172
Service charges on deposits	54	52	109	101
Other noninterest income	26	21	55	65
Noninterest expense:
Salaries, incentives and benefits	65	60	137	117
Other noninterest expense	204	216	420	427

Income before taxes	199	79	365	166
Applicable income tax expense (benefit)(a) (b)	36	(9)	60	(4)

Net income	$163	88	$305	170

Average Balance Sheet Data
Commercial loans, including held for sale	$41,388	38,049	$40,875	38,034
Demand deposits	14,478	12,075	14,660	12,028
Interest checking	7,728	7,959	8,049	8,129
Savings and money market	2,666	2,721	2,636	2,820
Certificates over $100,000	1,851	1,818	1,853	1,928
Foreign office deposits	1,290	1,841	1,334	1,888

(a)	Includes FTE adjustments of $4 for the three months ended June 30, 2012 and 2011, $9 for the six months ended June 30, 2012 and $8 for the six months ended June 30, 2011.
(b)	Applicable income tax benefit for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Net income was $163 million for the three months ended June 30, 2012, compared to net income of $88 million for the three months ended June 30, 2011. The increase in net income was driven by a decrease in the provision for loan and lease losses, lower noninterest expense, higher noninterest income and higher net interest income. For the six months ended June 30, 2012, net income was $305 million compared to $170 million for the same period of the prior year. The increase in net income was driven by a decrease in the provision for loan and lease losses, higher noninterest income and higher net interest income, partially offset by higher noninterest expense.

Net interest income increased $13 million and $34 million for the three and six months ended June 30, 2012, respectively, compared to the same periods of the prior year. The increases were driven primarily by growth in average commercial and industrial loans, partially offset by a decline in yields of 14 bps and 30 bps, respectively, on average commercial loans.

Provision for loan and lease losses decreased $86 million and $162 million for the three and six months ended June 30, 2012 compared to the same periods of the prior year as a result of improved credit trends. Net charge-offs as a percent of average loans and leases decreased to 59 bps for the three months ended June 30, 2012 compared to 155 bps for the same period of the prior year and decreased to 67 bps for the six months ended June 30, 2012 compared to 159 bps for the same period of the prior year.

Noninterest income increased $14 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to an increase in corporate banking revenue and an increase in other noninterest income. The increase in corporate banking revenue is primarily due to increases in business lending fees, which were driven by refinancing activities in the current market environment. The increase in other noninterest income was primarily driven by a decrease in losses recognized on the sale of OREO. For the six months ended June 30, 2012, noninterest income increased $16 million compared to the same period of the prior year due to an increase in corporate banking revenue and service charges on deposits partially offset by a decrease in other noninterest income. The increase in corporate banking revenue for the six months ended June 30, 2012, was due to an increase in business lending fees and the decrease in other noninterest income was driven by a decrease in gains recognized on the sale of OREO and loans, partially offset by an increase in corporate overhead allocations.

Noninterest expense decreased $7 million and increased $13 million for the three and six months ended June 30, 2012 compared to the same periods of the prior year. The decrease for the three months ended June 30, 2012 was driven by a decrease in other noninterest expense,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

partially offset by an increase in salaries, incentives and benefits of $5 million compared to the same period of the prior year. The increase for the six months ended June 30, 2012 was driven by an increase in salaries, incentives and benefits of $20 million, partially offset by a decrease in other noninterest expense compared to the same period of the prior year. Both the three and six months ended June 30, 2012 included an $8 million benefit from the sale of affordable housing investments in other noninterest expense.

Average commercial loans increased $3.3 billion and $2.8 billion for the three and six months ended June 30, 2012 compared to the same periods of the prior year primarily due to an increase in average commercial and industrial loans. The increase in commercial and industrial loans was partially offset by decreases in average commercial construction and mortgage loans. Average commercial and industrial loans increased $4.9 billion and $4.5 billion, respectively, for the three and six months ended June 30, 2012 compared to the same periods of the prior year as a result of an increase in new loan origination activity. Average commercial mortgage loans decreased $649 million and $699 million, respectively, for the three and six months ended June 30, 2012 and average commercial construction loans decreased $955 million and $957 million, respectively, for the three and six months ended June 30, 2012 compared to the same periods of the prior year, due to continued run-off in these loan categories. The run-off reflects weak customer demand and previous suspensions of new homebuilder and developer lending and non-owner occupied real estate lending.

Average core deposits increased $1.6 billion for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, and $1.8 billion for the six months ended June 30, 2012 compared to the same period of 2011. The increase was primarily driven by strong growth in demand deposit accounts, which increased $2.4 billion and $2.6 billion, respectively, for the three and six months ended June 30, 2012 compared to the same periods of the prior year. The increase in DDAs was partially offset by decreases in interest bearing deposits of $842 million and $825 million, respectively, for the three and six months ended June 30, 2012 compared to the same periods of the prior year, as customers opted to maintain their balances in more liquid accounts due to interest rates remaining near historical lows.

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,322 full-service Banking Centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services. The following table contains selected financial data for the Branch Banking segment.

TABLE 23: Branch Banking

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2012	2011	2012	2011
Income Statement Data
Net interest income	$342	359	$677	698
Provision for loan and lease losses	69	98	155	214
Noninterest income:
Service charges on deposits	75	73	149	147
Card and processing revenue	70	86	130	163
Investment advisory revenue	32	29	64	58
Other noninterest income	28	25	52	49
Noninterest expense:
Salaries, incentives and benefits	143	148	293	297
Net occupancy and equipment expense	60	59	119	117
Card and processing expense	29	28	57	55
Other noninterest expense	169	156	326	321

Income before taxes	77	83	122	111
Applicable income tax expense	27	29	43	38

Net income	$50	54	$79	73

Average Balance Sheet Data
Consumer loans	$14,871	13,912	$14,843	13,858
Commercial loans	4,598	4,651	4,605	4,610
Demand deposits	9,798	8,329	9,457	8,107
Interest checking	9,499	8,061	9,293	7,806
Savings and money market	22,928	22,349	22,791	22,069
Other time and certificates-$100,000 and over	5,454	8,387	5,561	8,727

Net income was $50 million for the three months ended June 30, 2012, compared to net income of $54 million for the three months ended June 30, 2011. The decrease was driven by a decrease in net interest income and noninterest income and an increase in noninterest expense, partially offset by a decline in the provision for loan and lease losses. For the six months ended June 30, 2012, net income was $79 million compared to $73 million for the same period of the prior year. The increase was driven by a decline in the provision for loan and lease losses, partially offset by an increase in noninterest expense and a decrease in net interest income and noninterest income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income decreased $17 million and $21 million, respectively, for the three and six months ended June 30, 2012 compared to the same periods of the prior year. The primary drivers of the declines are decreases in the FTP credits for checking and savings products. These decreases are partially offset by favorable shifts from certificates of deposit to lower cost transaction and savings products resulting in a decline in interest expense on core deposits, and higher loan interest income driven by higher loan balances.

Provision for loan and lease losses for the three months ended June 30, 2012 decreased $29 million compared to the second quarter of 2011, and declined $59 million for the six months ended June 30, 2012 compared to the same period of the prior year as a result of improved credit trends. Net charge-offs as a percent of average loans and leases decreased to 143 bps for the three months ended June 30, 2012 compared to 212 bps for three months ended June 30, 2011 and decreased to 160 bps for the six months ended June 30, 2012 compared to 234 bps for the same period of the prior year. The decreases are the result of improved credit trends and tighter underwriting standards.

Noninterest income decreased $8 million and $22 million, respectively, for the three and six months ended June 30, 2012 compared to the same periods of the prior year. These declines were primarily driven by lower card and processing revenue, which declined $16 million and $33 million, respectively, primarily due to the implementation of the Dodd-Frank Act’s debit card interchange fee cap in the fourth quarter of 2011, partially offset by higher debit and credit card transaction volumes from the impact of the Bancorp’s initial mitigation activity and allocated commission revenue associated with merchant sales. These declines were partially offset by investment advisory revenue which increased $3 million and $6 million for the three and six months ended June 30, 2012 compared to the same periods of 2011, due to improved market performance.

Noninterest expense increased $10 million and $5 million, respectively, from the three and six months ended June 30, 2011, primarily driven by increases in other noninterest expense, which increased $13 million and $5 million, respectively. The increase for the three months ended June 30, 2012 was primarily due to increases in corporate overhead allocations. The increase for the six months ended June 30, 2012 was primarily due to increases in corporate overhead allocations, partially offset by a decrease in FDIC insurance expense. The increases in other noninterest expense were partially offset by decreases in salaries, incentives and benefits of $5 million and $4 million for the three and six months ended June 30, 2012 compared to the same periods of the prior year.

Average consumer loans increased $959 million for the second quarter of 2012 and $985 million for the six months ended June 30, 2012 compared to the same periods in the prior year. These increases were primarily due to increases in average residential mortgage loans of $1.4 billion for both the three and six months ended June 30, 2012 compared to the same periods in the prior year due to the retention of certain shorter-term originated mortgage loans rather than selling them in the secondary market. The increases in average residential mortgage loans were partially offset by decreases in average home equity loans of $528 million and $518 million, respectively, for the three and six months ended June 30, 2012 compared to the same periods of the prior year as payoffs exceeded new loan production.

Average core deposits increased by $1.2 billion and $1.1 billion for the three and six months ended June 30, 2012 compared to the same periods in the prior year as the growth in transaction accounts due to excess customer liquidity and historically low interest rates outpaced the run-off of higher priced other time deposits.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 24: Consumer Lending

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2012	2011	2012	2011
Income Statement Data
Net interest income	$77	81	$157	171
Provision for loan and lease losses	49	55	103	149
Noninterest income:
Mortgage banking net revenue	179	160	380	259
Other noninterest income	10	7	20	22
Noninterest expense:
Salaries, incentives and benefits	56	39	112	83
Other noninterest expense	110	108	217	213

Income before taxes	51	46	125	7
Applicable income tax expense	18	16	44	2

Net income	$33	30	$81	5

Average Balance Sheet Data
Residential mortgage loans	$9,898	8,906	$9,953	9,088
Home equity	651	740	662	756
Automobile loans	11,097	10,510	11,154	10,447
Consumer leases	41	181	51	213

Net income was $33 million and $81 million for the three and six months ended June 30, 2012 compared to net income of $30 million and $5 million, respectively, for the same periods in the prior year. For both comparative periods, the increases in net income were driven by an increase in noninterest income and a decline in provision for loan and lease losses, partially offset by a decrease in net interest income and an increase in noninterest expense.

Net interest income decreased $4 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and decreased $14 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. These decreases were primarily driven by lower yields on average automobile loans due to continued competition on new originations, partially offset by increases in average loan balances for residential mortgage and automobile loans.

Provision for loan and lease losses decreased $6 million and $46 million, respectively, for the three and six months ended June 30, 2012, compared to the same periods of the prior year, as delinquency metrics and underlying loss trends improved across all consumer loan types. Net charge-offs as a percent of average loans and leases decreased to 99 bps for the three months ended June 30, 2012 compared to 113 bps for the same period of the prior year and decreased to 103 bps for the six months ended June 30, 2012 compared to 156 bps for the same period of the prior year.

Noninterest income increased $22 million for the three months ended June 30, 2012 and increased $119 million for the six months ended June 30, 2012 compared to the same periods of the prior year. The increase from both periods in the prior year was primarily due to increases in mortgage banking net revenue of $19 million and $121 million for the three and six months ended June 30, 2012, respectively. These increases for the three and six months ended June 30, 2012 were driven by an increase in gains on loan sales of $117 million and $229 million due to an increase in profit margins on sold residential mortgage loans coupled with higher origination volumes, partially offset by a decrease in net residential mortgage servicing revenue of $98 million and $108 million for the three and six months ended June 30, 2012 compared to the same periods of the prior year.

Noninterest expense increased $19 million and $33 million, respectively, for the three and six months ended June 30, 2012 compared to the same periods of the prior year. For both periods, the increases were driven by salaries, incentives and benefits which increased primarily as a result of higher mortgage loan originations.

Average consumer loans and leases increased $1.3 billion for both the three and six months ended June 30, 2012 compared to the same periods of the prior year. Average automobile loans increased $587 million and $707 million, respectively, compared to the three and six months ended June 30, 2012 due to a strategic focus to increase automobile lending throughout 2011 and 2012 through consistent and competitive pricing, disciplined sales execution, and enhanced customer service with our dealership network. Average residential mortgage loans increased $992 million and $865 million, respectively, for the three and six months ended June 30, 2012, compared to the same periods of the prior year, due to the low interest rate environment. The increases were partially offset by decreases in home equity and consumer leases. Average home equity loans decreased $89 million and $94 million, respectively, for the three and six months ended June 30, 2012 compared to the same periods in the prior year due to continued run-off in the discontinued brokered home equity product. Average consumer leases decreased $140 million and $162 million, respectively, for the three and six months ended June 30, 2012 compared to the same periods in the prior year due to run-off as the Bancorp discontinued this product in the fourth quarter of 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Investment Advisors is made up of four main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; FTAM, an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. FTAM provides asset management services and also advises the Bancorp’s proprietary family of mutual funds. Fifth Third Private Bank offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provides advisory services for institutional clients including states and municipalities. Table 25 contains selected financial data for the Investment Advisors segment.

As previously mentioned, the Bancorp entered into two separate agreements in April of 2012, to sell certain assets relating to the management of Fifth Third money market funds and 16 mutual funds from FTAM. The transactions are expected to be completed in the third quarter of 2012. The transactions will reduce the money market assets managed by Fifth Third by approximately $5 billion and will create a new sub-advisory relationship with FTAM and the third-party. The transactions are not expected to have a material impact on the Bancorp’s results.

TABLE 25: Investment Advisors

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2012	2011	2012	2011
Income Statement Data
Net interest income	$29	28	$57	56
Provision for loan and lease losses	2	4	6	9
Noninterest income:
Investment advisory revenue	91	92	185	187
Other noninterest income	7	3	11	6
Noninterest expense:
Salaries, incentives and benefits	41	42	84	85
Other noninterest expense	71	62	138	127

Income before taxes	13	15	25	28
Applicable income tax expense	5	5	9	10

Net income	$8	10	$16	18

Average Balance Sheet Data
Loans and leases	$1,898	2,063	$1,905	2,096
Core deposits	7,495	6,746	7,432	6,601

Net income was $8 million and $16 million for the three and six months ended June 30, 2012 compared to net income of $10 million and $18 million, respectively, for the same periods in the prior year. For both comparative periods, the decreases in net income were driven by an increase in noninterest expense, partially offset by an increase in noninterest income and a decrease in the provision for loan and lease losses.

Net interest income increased $1 million for both the three and six months ended June 30, 2012 compared to the same periods of the prior year due to a decrease in interest expense on core deposits, partially offset by a decline in average loan and lease balances as well as declines in yields on loans and leases.

Provision for loan and leases losses decreased $2 million and $3 million, respectively, for the three and six months ended June 30, 2012 compared to the same periods of the prior year as a result of improved credit trends across all loan types. Net charge-offs as a percent of average loans and leases decreased to 54 bps for the three months ended June 30, 2012 compared to 86 bps for the same period of the prior year and decreased to 64 bps for the six months ended June 30, 2012 compared to 90 bps for the same period of the prior year.

Noninterest income increased $3 million for both the three and six months ended June 30, 2012 compared to the same periods of the prior year, primarily driven by a gain on the sale of loans held for sale, partially offset by lower mutual fund fees and private client services revenue.

Noninterest expense increased $8 million and $10 million, respectively, for the three and six months ended June 30, 2012 compared to the same periods of the prior year, primarily driven by increases in corporate overhead allocations of $5 million and $10 million for the three and six months ended June 30, 2012.

Average loans and leases decreased $165 million and $191 million, respectively, for the three and six months ended June 30, 2012, compared to the same periods of the prior year. These decreases were primarily driven by declines in home equity loans of $85 million and $118 million, respectively, for the three and six months ended June 30, 2012 due to tighter underwriting standards. Average core deposits increased $749 million, or 11%, and $831 million, or 13%, respectively, for the three and six months ended June 30, 2012 compared to the same periods of the prior year due to growth in interest checking as customers have opted to maintain excess funds in liquid transaction accounts as a result of interest rates remaining near historic lows, partially offset by account migration from foreign office deposits.

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

Results for the three months and six months ended June 30, 2012 were impacted by a benefit of $110 million and $239 million, respectively, due to reductions in the ALLL, dividends on preferred stock of $9 million and $18 million, respectively, and net interest income of $99 million and $206 million, respectively. Second quarter 2012 noninterest income results included $56 million in positive valuation adjustments on the Vantiv warrant, $17 million in negative value adjustments associated with bank premises held-for-sale, and a $11 million reduction in other noninterest income related to the valuation of a total return swap entered into as part of the 2009 sale of Visa, Inc. Class B shares. For the three and six months ended June 30, 2011, results were impacted by a benefit of $191 million and $390 million, respectively, due to reductions in the ALLL, dividends on preferred stock of $9 million and $185 million, respectively, and net interest income of $62 million and $156 million, respectively. For the three and six months ended June 30, 2012 and 2011, benefits to provision expense resulting from reductions in the ALLL were driven by general improvements in credit quality and declines in net-charge-offs.

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

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as regular credit examinations and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. The Bancorp defines potential problem loans as those rated substandard that do not meet the definition of a nonperforming asset or a restructured loan. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions. The following tables provide a summary of potential problem loans:

TABLE 26: Potential Problem Loans

As of June 30, 2012 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,152	1,154	1,394
Commercial mortgage	1,039	1,039	1,042
Commercial construction	133	133	157
Commercial leases	18	18	18

Total	$2,342	2,344	2,611

TABLE 27: Potential Problem Loans

As of December 31, 2011 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,376	1,376	1,744
Commercial mortgage	1,215	1,216	1,223
Commercial construction	239	240	258
Commercial leases	33	33	33

Total	$2,863	2,865	3,258

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 28: Potential Problem Loans

As of June 30, 2011 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,500	1,501	1,891
Commercial mortgage	1,396	1,398	1,402
Commercial construction	322	323	361
Commercial leases	78	78	78

Total	$3,296	3,300	3,732

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for modeling expected losses. The dual risk rating system includes thirteen probabilities of default grade categories and an additional six grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-category risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system as a commercial credit risk management tool. The Bancorp is assessing the necessary modifications to the dual risk rating system outputs to develop a GAAP compliant ALLL model and will make a decision on the use of modified dual risk ratings for purposes of determining the Bancorp’s ALLL once the FASB has issued a final standard regarding previously proposed methodology changes to the determination of credit impairment as outlined in the “Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities” Exposure Draft and Supplementary Document dated May 2010 and January 2011, respectively. Scoring systems, various analytical tools and delinquency monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer and small business loan portfolios.

Overview

The economy maintained a moderate recovery throughout 2011 and the first half of 2012. Geographically, the Bancorp continues to experience the most stress in Michigan and Florida due to the decline in real estate values. Real estate value deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn. Among commercial portfolios, the homebuilder, residential developer and portions of the remaining non-owner occupied commercial real estate portfolios continue to remain under stress.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in the fourth quarter of 2007 and new commercial non-owner occupied real estate lending in the second quarter of 2008, discontinued the origination of brokered home equity products at the end of 2007 and tightened underwriting standards across both the commercial and consumer loan product offerings. Since the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries, the Bancorp has sold certain consumer loans and sold or transferred to held for sale certain commercial loans. Throughout 2011 and 2012, the Bancorp continued to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, tightening underwriting standards on commercial loans and across the consumer loan portfolio, as well as utilizing expanded commercial and consumer loan workout teams. For commercial and consumer loans owned by the Bancorp, loan modification strategies are developed that are workable for both the borrower and the Bancorp when the borrower displays a willingness to cooperate. These strategies typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP 2.0 programs. For loans refinanced under the HARP 2.0 program, the Bancorp strictly adheres to the underwriting requirements of the program and promptly sells the refinanced loan back to the agencies. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics. The Bancorp participates in trial modifications in conjunction with the HAMP program for loans it services for FHLMC and FNMA. As these trial modifications relate to loans serviced for others, they are not included in the Bancorp’s troubled debt restructurings as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loan. As of June 30, 2012, repurchased loans restructured or refinanced under these programs were immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Additionally, as of June 30, 2012, $526 million of loans refinanced under HARP 2.0 were included in loans held for sale in the Bancorp’s Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2012, the Bancorp recognized $49 million and $89 million of fee income in mortgage banking net revenue in the Bancorp’s Condensed Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP 2.0 programs.

In the financial services industry, there has been heightened focus on foreclosure activity and processes. The Bancorp actively works with borrowers experiencing difficulties and has regularly modified or provided forbearance to borrowers where a workable solution could be

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

found. Foreclosure is a last resort, and the Bancorp undertakes foreclosures only when it believes they are necessary and appropriate and are careful to ensure that customer and loan data are accurate. Reviews of the Bancorp’s foreclosure process and procedures conducted in 2010 did not reveal any material deficiencies. These reviews were expanded and extended in 2011 to improve our processes as additional aspects of the industry’s foreclosure practices have come under intensified scrutiny and criticism. These reviews are complete and the Bancorp has enhanced some of its processes and procedures to address some concerns that were raised and to comply with changes in state laws.

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

TABLE 29: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of June 30, 2012 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$426	330	2,419
Commercial mortgage nonowner-occupied loans	515	585	2,028

Total	$941	915	4,447

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 30: Commercial Loan and Lease Portfolio (Excluding loans held for sale)

	2012			2011
As of June 30 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Manufacturing	$9,567	17,638	133	$7,881	15,298	109
Real estate	6,014	6,966	287	7,757	8,782	359
Financial services and insurance	4,680	11,039	48	3,824	8,733	117
Business services	4,225	6,291	76	3,498	5,718	76
Wholesale trade	3,693	6,904	34	3,211	5,873	72
Healthcare	3,552	5,563	18	3,278	4,994	28
Transportation and warehousing	2,679	3,599	8	2,063	2,713	21
Retail trade	2,517	5,646	45	2,363	5,543	41
Construction	2,091	3,225	153	2,519	3,663	223
Communication and information	1,377	2,344	19	937	1,650	7
Mining	1,202	2,175	7	1,023	1,694	—
Other services	1,108	1,500	40	1,067	1,479	47
Accommodation and food	1,103	1,751	17	1,062	1,584	55
Entertainment and recreation	957	1,327	17	844	1,095	18
Utilities	529	1,900	—	559	1,656	—
Public administration	479	709	—	607	778	4
Individuals	386	429	20	426	477	8
Agribusiness	378	535	61	435	587	67
Other	26	30	—	82	140	1

Total	$46,563	79,571	983	$43,436	72,457	1,253

By loan size:
Less than $200,000	2%	2	7	3%	2	7
$200,000 to $1 million	7	6	20	9	7	22
$1 million to $5 million	17	12	29	20	16	27
$5 million to $10 million	12	10	11	13	10	13
$10 million to $25 million	27	25	27	26	26	23
Greater than $25 million	35	45	6	29	39	8

Total	100%	100	100	100%	100	100

By state:
Ohio	22%	25	16	25%	28	19
Michigan	12	11	21	14	12	19
Florida	8	6	14	8	6	15
Illinois	8	8	11	8	8	11
Indiana	5	5	9	6	5	11
Kentucky	4	4	4	4	4	5
North Carolina	3	3	3	3	3	4
Tennessee	3	3	2	3	3	1
Pennsylvania	2	2	1	2	2	2
All other states	33	33	19	27	29	13

Total	100%	100	100	100%	100	100

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas. The following tables provide analysis of each of the categories of loans (excluding loans held for sale) by state as of and for the three and six months ended June 30, 2012 and 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 31: Non-Owner Occupied Commercial Real Estate

As of June 30, 2012 ($ in millions)						Net Charge-offs for June 30, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,415	1,482	—	93	6	10
Michigan	1,270	1,293	—	84	8	22
Florida	652	677	—	56	4	13
Illinois	409	443	—	42	2	6
Indiana	296	299	—	12	—	—
North Carolina	253	289	—	15	1	3
All other states	867	1,022	—	27	(5)	(5)

Total	$5,162	5,505	—	329	16	49

TABLE 32: Non-Owner Occupied Commercial Real Estate

As of June 30, 2011 ($ in millions)						Net Charge-offs for June 30, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$2,130	2,416	43	117	7	30
Michigan	1,572	1,649	1	65	8	19
Florida	786	879	2	89	25	30
Illinois	443	504	—	68	1	11
Indiana	365	408	6	17	1	3
North Carolina	346	394	—	35	5	7
All other states	644	711	—	26	5	11

Total	$6,286	6,961	52	417	52	111

TABLE 33: Home Builder and Developer (a)

As of June 30, 2012 ($ in millions)						Net Charge-offs for June 30, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$138	187	—	9	2	6
Michigan	74	95	—	3	—	5
Florida	43	128	—	15	2	11
North Carolina	37	41	—	7	—	1
Indiana	26	30	—	9	—	—
Illinois	10	19	—	8	—	2
All other states	48	59	—	10	—	—

Total	$376	559	—	61	4	25

(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $88 and a total exposure of $235 are also included in Table 31: Non-Owner Occupied Commercial Real Estate.

TABLE 34: Home Builder and Developer (a)

As of June 30, 2011 ($ in millions)						Net Charge-offs for June 30, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$168	243	—	25	2	15
Michigan	132	167	1	13	2	5
Florida	84	96	—	32	5	8
North Carolina	63	73	—	17	3	3
Indiana	57	72	—	11	—	1
Illinois	27	39	—	14	1	2
All other states	66	83	—	16	—	1

Total	$597	773	1	128	13	35

(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $128 and a total exposure of $242 are also included in Table 32: Non-Owner Occupied Commercial Real Estate.

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

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable rate residential mortgage loans. Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $1.2 billion of adjustable rate residential mortgage loans will have rate resets during the next twelve months, with approximately two percent of those resets expected to experience an increase in monthly payments in comparison to the monthly payment at the time of origination.

Certain residential mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high LTV ratios, multiple loans on the same collateral that when combined result in an LTV greater than 80% and interest only loans. The Bancorp monitors residential mortgage loans with greater than 80% LTV ratio and no mortgage insurance as it believes these loans represent a higher level of risk. The following table provides an analysis of the residential mortgage portfolio loans outstanding, excluding held for sale, by LTV at origination:

TABLE 35: Residential Mortgage Portfolio Loans by LTV at Origination

	June 30, 2012		December 31, 2011		June 30, 2011
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 80%	$8,503	66.3%	7,876	66.6%	7,241	67.4%
LTV > 80%, with mortgage insurance	1,105	93.4	1,030	92.7	904	93.1
LTV > 80%, no mortgage insurance	1,821	95.7	1,766	95.6	1,704	95.6

Total	$11,429	73.6%	10,672	73.9%	9,849	74.7%

The following tables provide analysis of the residential mortgage portfolio loans outstanding, excluding held for sale, with a greater than 80% LTV ratio and no mortgage insurance as of and for the three and six months ended June 30, 2012 and 2011:

TABLE 36: Residential Mortgage Portfolio Loans, LTV Greater Than 80%, No Mortgage Insurance

As of June 30, 2012 ($ in millions)				Net Charge-offs for June 30, 2012
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$607	3	24	4	8
Michigan	310	1	12	3	6
Florida	257	1	19	4	9
Illinois	162	1	4	1	1
Indiana	116	1	4	1	1
North Carolina	115	—	6	2	2
Kentucky	89	—	3	—	1
All other states	165	3	2	1	2

Total	$1,821	10	74	16	30

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 37: Residential Mortgage Loans Outstanding, LTV Greater Than 80%, No Mortgage Insurance

As of June 30, 2011 ($ in millions)				Net Charge-offs for June 30, 2011
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$587	3	25	3	7
Michigan	304	1	15	2	7
Florida	283	2	26	6	17
North Carolina	122	1	6	—	1
Indiana	112	1	4	1	2
Illinois	89	—	2	—	1
Kentucky	83	—	3	—	1
All other states	124	1	3	1	2

Total	$1,704	9	84	13	38

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

The home equity portfolio is managed in two primary categories: loans outstanding with a LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $3.9 billion and $6.5 billion, respectively, as of June 30, 2012. Of the total $10.4 billion of outstanding home equity loans:

•	82% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois

•	32% are in first lien positions and 68% are in second lien positions at June 30, 2012

•	For approximately 1/3 of the home equity portfolio in a second lien position, the first lien is either owned or serviced by the Bancorp

•	Over 80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended June 30, 2012

•	The portfolio had an average refreshed FICO score of 735 and 734 at June 30, 2012 and 2011, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 38: Home Equity Loans Outstanding by Refreshed FICO Score

	June 30, 2012		December 31, 2011		June 30, 2011
($ in millions)	Outstanding	% of Total	Outstanding	% of Total	Outstanding	% of Total
First Liens:
FICO < 620	$208	2%	214	2%	221	2%
FICO 621-719	623	6	643	6	663	6
FICO > 720	2,490	24	2,466	23	2,541	23

Total First Liens	3,321	32	3,323	31	3,425	31
Second Liens:
FICO < 620	726	7	750	7	773	7
FICO 621-719	1,868	18	1,929	18	1,989	18
FICO > 720	4,462	43	4,717	44	4,861	44

Total Second Liens	7,056	68	7,396	69	7,623	69

Total	$10,377	100%	10,719	100%	11,048	100%

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding in a first and second lien position by LTV at origination:

TABLE 39: Home Equity Loans Outstanding by LTV at Origination

	June 30, 2012		December 31, 2011		June 30, 2011
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
First Liens:
LTV ≤ 80%	$2,817	54.9%	2,800	54.9%	2,887	55.0%
LTV > 80%	504	89.0	523	89.2	538	89.3

Total First Liens	3,321	60.3	3,323	60.4	3,425	60.6
Second Liens;
LTV ≤ 80%	3,705	67.3	3,882	67.3	3,917	67.3
LTV > 80%	3,351	91.7	3,514	91.8	3,706	91.9

Total Second Liens	7,056	80.7	7,396	81.0	7,623	81.2

Total	$10,377	73.7%	10,719	74.0%	11,048	74.3%

The following tables provide analysis of home equity loans by state with LTV greater than 80% as of June 30, 2012 and 2011.

TABLE 40: Home Equity Loans Outstanding with LTV Greater than 80%

As of June 30, 2012 ($ in millions)					Net Charge-offs for June 30, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,327	2,017	9	6	6	14
Michigan	838	1,156	8	4	7	14
Illinois	444	630	6	2	4	9
Indiana	371	552	3	2	1	2
Kentucky	348	528	2	1	1	3
Florida	136	180	3	2	2	5
All other states	391	511	4	3	5	10

Total	$3,855	5,574	35	20	26	57

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 41: Home Equity Loans Outstanding with LTV Greater than 80%

As of June 30, 2011 ($ in millions)					Net Charge-offs for June 30, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,467	2,174	10	6	8	17
Michigan	928	1,251	8	5	9	19
Illinois	459	643	5	2	5	9
Indiana	414	603	2	2	2	5
Kentucky	389	580	4	1	1	3
Florida	156	202	5	4	3	10
All other states	431	539	7	3	6	11

Total	$4,244	5,992	41	23	34	74

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of June 30, 2012, 49% of the automobile loan portfolio is comprised of new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans. The following table provides an analysis of automobile loans outstanding by LTV at origination:

TABLE 42: Automobile Loans Outstanding with LTV at Origination

	June 30, 2012		December 31, 2011		June 30, 2011
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤100%	$7,876	81.7%	7,805	81.7%	7,310	81.8%
LTV > 100%	3,863	111.0	4,022	111.5	4,005	112.1

Total	$11,739	91.6%	11,827	92.1%	11,315	92.8%

The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100% as of June 30, 2012 and 2011, respectively.

TABLE 43: Automobile Loans Outstanding with LTV Greater than 100%

As of June 30, 2012 ($ in millions)				Net Charge-offs for June 30, 2012
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended Ended
Ohio	$406	1	—	1	1
Illinois	248	—	—	1	1
Michigan	224	—	—	1	1
Florida	192	—	—	—	—
Indiana	164	—	—	—	1
Kentucky	143	—	—	—	1
All other states	2,486	3	2	5	9

Total	$3,863	4	2	8	14

TABLE 44: Automobile Loans Outstanding with LTV Greater than 100%

As of June 30, 2011 ($ in millions)				Net Charge-offs for June 30, 2011
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$425	1	—	—	2
Illinois	333	1	—	1	1
Michigan	255	—	—	—	1
Indiana	191	—	—	—	1
Florida	190	—	—	1	2
Kentucky	167	—	—	—	1
All other states	2,444	2	1	3	10

Total	$4,005	4	1	5	18

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

European Exposure

The Bancorp has no direct sovereign exposure to any European nation as of June 30, 2012. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $2.3 billion and funded exposure was $1.4 billion as of June 30, 2012. Additionally, the Bancorp was within its established country exposure limits for all European countries.

Certain European countries have been experiencing increased levels of stress throughout 2011 and during the six months ended June 30, 2012 including Greece, Ireland, Italy, Portugal and Spain. The Bancorp’s total exposure to businesses domiciled or owned by companies and financial institutions in these countries was approximately $176 million and funded exposure was $119 million as of June 30, 2012. The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and financial institutions as of June 30, 2012:

TABLE 45: European Exposure

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure (a)	Funded Exposure
Peripheral Europe(b)	$—	—	15	—	161	119	176	119
Other Eurozone (c)	—	—	25	25	1,297	762	1,322	787

Total Eurozone	—	—	40	25	1,458	881	1,498	906
Other Europe (d)	—	—	25	20	771	441	796	461

Total Europe	$—	—	65	45	2,229	1,322	2,294	1,367

(a)	Total exposure includes funded and unfunded commitments, net of collateral; funded exposure excludes unfunded exposure.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Other Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Euro (primarily the United Kingdom and Switzerland).

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 46. Residential mortgage loans are placed on nonaccrual status when principal and interest payments have become past due 150 days unless such loans are both well secured and in the process of collection. Residential mortgage loans may stay on nonperforming status for an extended time as the foreclosure process typically lasts longer than 180 days. Typically home equity loans are reported on nonaccrual status if principal or interest has been in default for 180 days or more unless the loan is both well secured and in the process of collection. Automobile and other consumer loans and leases that have been modified in a TDR and subsequently become past due 90 days are placed on nonaccrual status. Credit card loans that have been modified in a TDR are classified as nonaccrual unless such loans have a sustained repayment performance of six months or greater and the Bancorp is reasonably assured of repayment in accordance with the restructured terms. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premiums, accretion of loan discounts and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued, but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of the principal is deemed a loss, the loss amount is charged off to the ALLL.

Total nonperforming assets, including loans held for sale, were $1.7 billion at June 30, 2012 compared to $2.0 billion at December 31, 2011 and $2.3 billion at June 30, 2011. At June 30, 2012, $60 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $138 million and $176 million at December 31, 2011 and June 30, 2011, respectively.

Nonperforming assets as a percentage of total loans, leases and other assets, including OREO and nonaccrual loans held for sale as of June 30, 2012 were 1.99%, compared to 2.32% as of December 31, 2011 and 2.84% as of June 30, 2011. Excluding nonaccrual loans held for sale, nonperforming assets as a percentage of total portfolio loans, leases and other assets, including OREO were 1.96% as of June 30, 2012, compared to 2.23% as of December 31, 2011 and 2.66% as of June 30, 2011. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 69% of nonaccrual loans and leases were secured by real estate as of June 30, 2012 and December 31, 2011 compared with 66% as of June 30, 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commercial nonperforming loans and leases were $1.0 billion at June 30, 2012, a decrease of $153 million from December 31, 2011 and a decrease of $386 million from June 30, 2011 due to the impact of loss mitigation actions and moderation in general economic conditions. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at June 30, 2012 decreased $75 million and $270 compared to December 31, 2011 and June 30, 2011, respectively.

Consumer nonperforming loans and leases were $359 million at June 30, 2012, a decrease of $21 million from December 31, 2011 and a decrease of $27 million from June 30, 2011. The decrease for both periods is due to the continued moderation in general economic conditions in 2012. Home equity nonaccrual levels were flat from December 31, 2011 compared to June 30, 2012 and decreased $4 million compared to June 30, 2011. Geography continues to be a large driver of nonaccrual activity as Florida properties represent approximately 15% and 8% of residential mortgage and home equity balances, respectively, but represent 53% and 19% of nonaccrual loans for each category. Consumer restructured loans on accrual status totaled $1.6 billion at June 30, 2012, December 31, 2011 and June 30, 2011. As of June 30, 2012, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more are 27%, 13% and 14%, respectively. Refer to Table 47 for a rollforward of the nonperforming loans and leases.

OREO and other repossessed property was $277 million at June 30, 2012, compared to $378 million at December 31, 2011 and $449 million at June 30, 2011. The decrease from December 31, 2011 and June 30, 2011 was primarily due to a decrease in new OREO properties coupled with the sale of large OREO properties and improvements in general economic conditions during 2011 and in the first half of 2012. The Bancorp recognized $22 million and $32 million in losses on the sale or write-down of OREO properties for the three months ended June 30, 2012 and 2011, respectively and $45 million and $109 million for the six months ended June 30, 2012 and 2011, respectively. These losses are primarily reflective of the continued stress in the Michigan and Florida markets for commercial real estate and residential mortgage loans as Michigan and Florida represented 6% and 18%, respectively, of total OREO losses for the six months ended June 30, 2012 compared with 32% and 33%, respectively, for the six months ended June 30, 2011. Properties in Michigan and Florida accounted for 35% of foreclosed real estate at June 30, 2012, compared to 42% at December 31, 2011 and 45% as of June 30, 2011.

For the three and six months ended June 30, 2012 approximately $27 million and $54 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and six months ended June 30, 2011 approximately $32 million and $65 million, respectively, of interest income would have been recognized. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 46: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Nonaccrual loans and leases:
Commercial and industrial loans	$377	408	485
Commercial mortgage loans	357	358	417
Commercial construction loans	99	123	147
Commercial leases	3	9	16
Residential mortgage loans	135	134	145
Home equity	30	25	26
Automobile loans	1	—	1
Other consumer loans and leases	—	1	3
Restructured loans and leases:
Commercial and industrial loans	77	79	122
Commercial mortgage loans	57	63	47
Commercial construction loans	13	15	13
Commercial leases	—	3	6
Residential mortgage loans	125	141	127
Home equity	24	29	32
Automobile loans	2	2	2
Credit card	42	48	50

Total nonperforming loans and leases(d)	1,342	1,438	1,639
OREO and other repossessed property(c)	277	378	449

Total nonperforming assets	1,619	1,816	2,088
Nonaccrual loans held for sale	60	138	176

Total nonperforming assets including loans held for sale	$1,679	1,954	2,264

Loans and leases 90 days past due and accruing
Commercial and industrial loans	$2	4	7
Commercial mortgage loans	22	3	12
Commercial construction loans	—	1	48
Commercial leases	—	—	1
Residential mortgage loans(b)	80	79	87
Home equity	67	74	84
Automobile loans	8	9	10
Credit card and other	24	30	30

Total loans and leases 90 days past due and accruing(e)	$203	200	279

Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(a)	1.96%	2.23	2.66
Allowance for loan and lease losses as a percent of nonperforming assets(a)	125	124	125

(a)	Excludes nonaccrual loans held for sale.
(b)	Information for all periods presented excludes advances made pursuant to servicing agreements to GNMA mortgage loan pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of June 30, 2012, these advances were $359, and as of December 31, 2011 and June 30, 2011 were $309 and $271, respectively. The Bancorp recognized $2 of credit losses for both the three and six months ended June 30, 2012 and an immaterial amount and $1 for the three and six months ended June 30, 2011, respectively, due to claim denials and curtailments associated with these advances.
(c)	Excludes $70, $64 and $54 of OREO related to government insured loans at June 30, 2012, December 31, 2011, and June 30, 2011, respectively.
(d)	Includes $13, $17, and $20 of nonaccrual government insured commercial loans whose repayments are insured by the Small Business Administration at June 30, 2012, December 31, 2012, and June 30, 2011, respectively, and $1 and $2 of restructured nonaccrual government insured loans at June 30, 2012 and December 31, 2011, respectively, and an immaterial amount at June 30, 2011.
(e)	Includes an immaterial amount of government insured commercial loans 90 days past due and accruing whose repayments are insured by the Small Business Administration at June 30, 2012, December 31, 2011, and June 30, 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 47: Rollforward of Portfolio Nonperforming Loans and Leases

		Residential
For the six months ended June 30, 2012 ($ in millions)	Commercial	Mortgage	Consumer	Total
Beginning Balance	$1,058	275	105	1,438
Transfers to nonperforming	371	175	191	737
Transfers to performing	(1)	(23)	(39)	(63)
Transfers to performing (restructured)	(6)	(27)	(49)	(82)
Transfers to held for sale	(6)	—	—	(6)
Loans sold from portfolio	(12)	(4)	—	(16)
Loan paydowns/payoffs	(217)	(53)	(7)	(277)
Transfers to OREO	(51)	(37)	—	(88)
Charge-offs	(180)	(46)	(106)	(332)
Draws/other extensions of credit	27	—	4	31

Ending Balance	$983	260	99	1,342

For the six months ended June 30, 2011 ($ in millions)
Beginning Balance	$1,214	268	198	1,680
Transfers to nonperforming	669	203	244	1,116
Transfers to performing	(12)	(25)	(45)	(82)
Transfers to performing (restructured)	—	(45)	(46)	(91)
Transfers to held for sale	(31)	—	—	(31)
Loans sold from portfolio	(19)	(1)	(21)	(41)
Loan paydowns/payoffs	(199)	(36)	(9)	(244)
Transfers to OREO	(76)	(33)	—	(109)
Charge-offs	(305)	(60)	(211)	(576)
Draws/other extensions of credit	12	1	4	17

Ending Balance	$1,253	272	114	1,639

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

TABLE 48: Performing and Nonperforming TDRs

	Performing
		30-89 Days	90 Days or
As of June 30, 2012 (S in millions)	Current	Past Due	More Past Due	Nonaccrual	Total
Commercial	$451	4	—	147	602
Residential mortgages(a)	991	78	71	125	1,265
Home equity	381	34	—	24	439
Automobile	35	2	—	2	39
Credit card	42	—	—	42	84

Total	$1,900	118	71	340	2,429

(a)	Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of June 30, 2012, these advances represented $95 of current loans and $18 of 30-89 days past due loans.

Analysis of Net Loan Charge-offs

Net charge-offs were 88 bps and 156 bps of average loans and leases for the three months ended June 30, 2012 and 2011, respectively and were 98 bps and 174 bps for the six months ended June 30, 2012 and 2011, respectively. Table 49 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average commercial loans and leases decreased to 67 bps and 77 bps during the three and six months ended June 30, 2012 compared to 130 bps and 141 bps during the three and six months ended June 30, 2011. The decreases are a result of decreases in net charge-offs of $63 million and $127 million for the three and six months ended June 30, 2012 from

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

the same periods in the prior year coupled with an increase in the average commercial loan and lease balance of $5.4 billion and $4.4 billion, respectively. Decreases in net charge-offs were realized across all commercial loan types, excluding commercial leases, and were primarily due to improvements in general economic conditions and previous actions taken by the Bancorp to address problem loans. Actions taken by the Bancorp include suspending homebuilder and developer lending in 2007 and non-owner occupied commercial real estate lending in 2008 and tightened underwriting standards across all commercial loan product offerings. Net charge-offs for the three and six months ended June 30, 2012 related to non-owner occupied commercial real estate were $16 million and $49 million compared to $52 million and $111 million for the three and six months ended June 30, 2011. Net charge-offs related to non-owner occupied commercial real estate are recorded in the commercial mortgage loans and commercial construction loans captions in Table 49. Net charge-offs on these loans represented 22% and 36% of total commercial loan and lease net charge-offs for the six months ended June 30, 2012 and June 30, 2011, respectively.

The ratio of consumer loan and lease net charge-offs to average consumer loans and leases decreased to 116 bps and 126 bps during the three and six months ended June 30, 2012 compared to 189 bps and 216 bps during the three and six months ended June 30, 2011. Net charge-offs on residential mortgage loans, which typically involve partial charge-offs based upon appraised values of underlying collateral, were flat for the three months ended June 30, 2011 compared to the three months ended June 30, 2012. Residential mortgage loan net charge-offs for the six months ended June 30, 2012 decreased $28 million from the same period in the prior year as a result of improvements in delinquencies and a decrease in the average loss recorded per charge-off. The Bancorp’s Florida and Michigan markets accounted for 52% and 15% of net charge-offs on residential mortgage loans in the portfolio during the six months ended June 30, 2012 compared to 61% and 13% for the six months ended June 30, 2011, respectively. The Bancorp expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality, shorter duration residential mortgage loans that are originated through its branch network as a low-cost, refinance product of conforming residential mortgage loans.

Home equity net charge-offs decreased $15 million and $32 million compared to the three and six months ended June 30, 2011, primarily due to decreases in net charge-offs in the Michigan market and reduced net charge-offs of brokered home equity products. Management responded to the performance of the brokered home equity portfolio by eliminating this channel of origination in 2007. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loan net charge-offs decreased $1 million and $13 million compared to the three and six months ended June 30, 2011, due to the origination of high credit quality loans as a result of tighter underwriting standards and higher resale on automobiles sold at auction.

Credit card net charge-offs decreased $10 million and $20 million compared to the three and six months ended June 30, 2011 reflecting improving delinquency trends, aggressive line management, and stabilization in unemployment levels. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Other consumer loan net charge-offs decreased $34 million and $50 million compared to the three and six months ended June 30, 2011, as the prior year period contained charge-offs associated with certain consumer loans that were acquired during the fourth quarter of 2010 when the Bancorp foreclosed on a commercial loan that was collateralized by individual consumer loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 49: Summary of Credit Loss Experience

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2012	2011	2012	2011
Losses charged off:
Commercial and industrial loans	$(53)	(86)	(112)	(176)
Commercial mortgage loans	(28)	(51)	(65)	(109)
Commercial construction loans	(6)	(21)	(26)	(48)
Commercial leases	(8)	—	(8)	(1)
Residential mortgage loans	(38)	(37)	(76)	(104)
Home equity	(43)	(58)	(93)	(124)
Automobile loans	(13)	(18)	(29)	(47)
Credit card	(24)	(31)	(47)	(63)
Other consumer loans and leases	(6)	(41)	(16)	(68)

Total losses	(219)	(343)	(472)	(740)
Recoveries of losses previously charged off:
Commercial and industrial loans	7	10	13	17
Commercial mortgage loans	3	4	10	8
Commercial construction loans	6	1	9	2
Commercial leases	1	2	1	2
Residential mortgage loans	2	1	3	3
Home equity	4	4	8	7
Automobile loans	6	10	13	18
Credit card	6	3	9	5
Other consumer loans and leases	3	4	5	7

Total recoveries	38	39	71	69
Net losses charged off:
Commercial and industrial loans	(46)	(76)	(99)	(159)
Commercial mortgage loans	(25)	(47)	(55)	(101)
Commercial construction loans	—	(20)	(17)	(46)
Commercial leases	(7)	2	(7)	1
Residential mortgage loans	(36)	(36)	(73)	(101)
Home equity	(39)	(54)	(85)	(117)
Automobile loans	(7)	(8)	(16)	(29)
Credit card	(18)	(28)	(38)	(58)
Other consumer loans and leases	(3)	(37)	(11)	(61)

Total net losses charged off	$(181)	(304)	(401)	(671)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	0.57%	1.10	0.62	1.16
Commercial mortgage loans	1.04	1.83	1.11	1.94
Commercial construction loans	(0.12)	4.09	3.83	4.68
Commercial leases	0.87	(0.25)	0.44	(0.10)

Total commercial loans	0.67	1.30	0.77	1.41

Residential mortgage loans	1.28	1.50	1.33	2.15
Home equity	1.50	1.94	1.63	2.08
Automobile loans	0.21	0.29	0.27	0.51
Credit card	3.78	6.08	3.98	6.34
Other consumer loans and leases	3.95	26.47	4.75	21.45

Total consumer loans and leases	1.16	1.89	1.26	2.16

Total net losses charged off	0.88%	1.56	0.98	1.74

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

TABLE 50: Changes in Allowance for Credit Losses

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2012	2011	2012	2011
ALLL:
Balance, beginning of period	$2,126	2,805	2,255	3,004
Losses charged off	(219)	(343)	(472)	(740)
Recoveries of losses previously charged off	38	39	71	69
Provision for loan and lease losses	71	113	162	281

Balance, end of period	$2,016	2,614	2,016	2,614

Reserve for unfunded commitments:
Balance, beginning of period	$179	211	181	231
Provision for loan and lease losses	(1)	(14)	(3)	(34)

Balance, end of period	$178	197	178	197

In the first half of 2012, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

An unallocated component to the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.15% at June 30, 2012 and 0.17% at December 31, 2011 and June 30, 2011. The unallocated allowance was flat at six percent of the total allowance from December 31, 2011 to June 30, 2012, and was five percent at June 30, 2011. The increase in the unallocated allowance as a percentage of the total allowance from June 30, 2011 was driven by additional sustained market volatility in the U.S. markets that has provided indications that loss events may be occurring at a rate greater than the rate captured within the Bancorp’s model.

As shown in Table 51, the ALLL as a percent of the total loan and lease portfolio was 2.45% at June 30, 2012 compared to 2.78% at December 31, 2011 and 3.35% at June 30, 2011. The ALLL was $2.0 billion as of June 30, 2012, compared to $2.3 billion as of December 31, 2011 and $2.6 billion at June 30, 2011. The decreases from both prior periods is reflective of a number of factors including decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases and improvement in underlying loss trends.

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $148 million at June 30, 2012. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $55 million at June 30, 2012. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 51: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

($ in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Allowance attributed to:
Commercial and industrial loans	$841	929	1,077
Commercial mortgage loans	383	441	485
Commercial construction loans	49	77	108
Commercial leases	74	80	94
Residential mortgage loans	232	227	268
Home equity	169	195	231
Automobile loans	37	43	61
Credit card	90	106	136
Other consumer loans and leases	20	21	24
Unallocated	121	136	130

Total ALLL	$2,016	2,255	2,614

Portfolio loans and leases:
Commercial and industrial loans	$32,612	30,783	28,099
Commercial mortgage loans	9,662	10,138	10,233
Commercial construction loans	822	1,020	1,778
Commercial leases	3,467	3,531	3,326
Residential mortgage loans	11,429	10,672	9,849
Home equity	10,377	10,719	11,048
Automobile loans	11,739	11,827	11,315
Credit card	1,943	1,978	1,856
Other consumer loans and leases	308	350	463

Total portfolio loans and leases	$82,359	81,018	77,967

Attributed allowance as a percent of respective portfolio loans and leases:
Commercial and industrial loans	2.58%	3.02	3.83
Commercial mortgage loans	3.96	4.35	4.74
Commercial construction loans	5.96	7.55	6.07
Commercial leases	2.13	2.27	2.83
Residential mortgage loans	2.03	2.13	2.72
Home equity	1.63	1.82	2.09
Automobile loans	0.32	0.36	0.54
Credit card	4.63	5.36	7.33
Other consumer loans and leases	6.49	6.00	5.18
Unallocated (as a percent of total portfolio loans and leases)	0.15	0.17	0.17

Attributed allowance as a percent of total portfolio loans and leases	2.45%	2.78	3.35

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

Net Interest Income Simulation Model

The Bancorp utilizes a variety of measurement techniques to identify and manage its interest rate risk, including the use of an NII simulation model to analyze the sensitivity of net interest income to changing interest rates. The model is based on contractual and assumed cash flows

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

and repricing characteristics for all of the Bancorp’s financial instruments and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and liabilities. The model also includes senior management’s projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. Actual results may differ from these simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Bancorp’s Executive ALCO, which includes senior management representatives and is accountable to the Enterprise Risk Management Committee, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over 12 month and 24 month horizons assuming a 100 bps parallel ramped increase and a 200 bps parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses at June 30, 2012. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

At June 30, 2012, the Bancorp’s interest rate risk profile reflects moderate asset sensitivity in year one in contrast to a relatively neutral profile at June 30, 2011 with year two asset sensitivity increases from year one at both June 30, 2012 and June 30, 2011. The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of June 30:

TABLE 52: Estimated NII Sensitivity Profile

	2012		2011
	% Change in NII (FTE)		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	2.42%	8.91	0.42%	6.09	(5.00)	(7.00)
+ 100	1.06	4.18	0.20	3.27	—	—

Changes in net interest income at risk at June 30, 2012 compared to June 30, 2011 are the result of growth in core deposit balances and lower market interest rates, partially offset by increases in fixed-rate loan balances.

Economic Value of Equity

The Bancorp also utilizes EVE as a measurement tool in managing interest rate risk. Whereas the net interest income simulation model highlights exposures over a relatively short time horizon, the EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The EVE of the balance sheet, at a point in time, is defined as the discounted present value of asset and net derivative cash flows less the discounted value of liability cash flows. The sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the earnings simulation model. As with the earnings simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving loan and security prepayments and the expected balance attrition and pricing of transaction deposit portfolios.

The following table shows the Bancorp’s EVE sensitivity profile as of June 30:

TABLE 53: Estimated EVE Sensitivity Profile

	2012	2011
Change in Interest Rates (bps)	Change in EVE	Change in EVE	ALCO Policy Limits
+ 200	1.18%	(1.94)%	(15.00)
+ 100	1.00	(0.49)
+ 25	0.32	(0.04)
- 25	(0.30)	(0.17)

The EVE at risk profile suggests a positive effect from market rate increases of +25 bps through the +200 bps scenarios for 2012. The EVE at risk reported at June 30, 2012 for the +200 basis points scenario shows a change to a modest asset sensitive position compared to June 30, 2011. The primary factors contributing to the change are the decline in market interest rates over this time period, growth in core deposits and changes in the MSR risk profile, partially offset by the impact of an increase in fixed-rate loan balances.

While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate or exacerbate the impact of changes in

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

interest rates. The NII simulations and EVE analyses do not necessarily include certain actions that management may undertake to manage risk in response to anticipated changes in interest rates.

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

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 54 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of June 30, 2012.

TABLE 54: Portfolio Loan and Lease Contractual Maturities

As of June 30, 2012 ($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$9,908	20,603	2,101	32,612
Commercial mortgage loans	4,593	4,074	995	9,662
Commercial construction loans	395	270	157	822
Commercial leases	569	1,465	1,433	3,467

Subtotal - commercial loans and leases	15,465	26,412	4,686	46,563

Residential mortgage loans	3,718	4,493	3,218	11,429
Home equity	1,120	2,692	6,565	10,377
Automobile loans	4,711	6,808	220	11,739
Credit card	554	1,389	—	1,943
Other consumer loans and leases	271	34	3	308

Subtotal - consumer loans and leases	10,374	15,416	10,006	35,796

Total	$25,839	41,828	14,692	82,359

Additionally, Table 55 displays a summary of expected principal cash flows occurring after one year for both fixed and floating/adjustable rate loans as of June 30, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 55: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
As of June 30, 2012 ($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,783	18,921
Commercial mortgage loans	1,643	3,426
Commercial construction loans	145	282
Commercial leases	2,898	—

Subtotal - commercial loans and leases	8,469	22,629

Residential mortgage loans	5,689	2,022
Home equity	1,195	8,062
Automobile loans	6,980	48
Credit card	581	808
Other consumer loans and leases	15	22

Subtotal - consumer loans and leases	14,460	10,962

Total	$22,929	33,591

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $736 million, $681 million and $847 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased slightly during both the second quarter of 2012 and the same period in the prior year. This caused modeled prepayments speeds to increase, which led to $60 million in temporary impairment on servicing rights during the three months ended June 30, 2012 compared to $64 million in temporary impairment on servicing rights during the three months ended June 30, 2011. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the mortgage servicing rights valuation, the Bancorp recognized net gains of $38 million on its non-qualifying hedging strategy for the three months ended June 30, 2012, compared to net gains of $129 million for the three months ended June 30, 2011. Net losses on the sale of securities related to the Bancorp’s non-qualifying hedging strategy were immaterial for the second quarter of both 2012 and 2011. During the fourth quarter of 2011, the Bancorp assessed the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Based on this review, the Bancorp adjusted its MSR hedging strategy to exclude the hedging of MSRs related to certain mortgage loans originated in 2008 and prior, representing approximately 18% of the carrying value of the MSR portfolio as of June 30, 2012. The prepayment behavior of these loans is expected to be less sensitive to changes in interest rates as tighter industry underwriting standards, borrower credit characteristics and home price values have had a greater impact on prepayment speeds. Thus, the predictive power of traditional prepayment models that are based solely on the historical dependency of prepayment speeds on market interest rates may not be reliable for these loans. As a result, the Bancorp has considered these additional factors as it models prepayment speeds when valuing the MSRs. The Bancorp utilizes valuation opinions from servicing brokers, peer surveys and its historical prepayment experience in validating the modeled prepayment speeds utilized in the fair value measurement of the MSRs. As these additional factors have had an impact on prepayment speeds, the effectiveness of traditional hedging strategies utilizing benchmark interest rate based derivatives has been reduced. In addition to the market factors that impact prepayment speeds, the Bancorp is exposed to prepayment risk on these loans in the event borrowers refinance at higher than expected levels due to government intervention or other factors. The Bancorp continues to monitor the performance of these MSRs and may decide to hedge this portion of the MSR portfolio in future periods. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2012, December 31, 2011 and June 30, 2011 was $387 million, $374 million and $369 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

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

Projected contractual maturities from loan and lease repayments are included in Table 54 of the Market Risk Management section of MD&A. Of the $15.6 billion of securities in the Bancorp’s available-for-sale portfolio at June 30, 2012, $4.1 billion in principal and interest is expected to be received in the next 12 months and an additional $2.6 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, see the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold loans totaling $4.7 billion and $11.6 billion, respectively, for the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, the Bancorp sold loans totaling $2.7 billion and $6.7 billion, respectively. For further information on the transfer of financial assets, see Note 9 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 81% of its average total assets for the second quarter of 2012, fourth quarter of 2011 and second quarter of 2011. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under the SEC rules. As of June 30, 2012, $5.6 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations; however, access to these markets may depend on market conditions. The Bancorp also has $19.0 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $32.1 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

On March 7, 2012, the Bancorp issued $500 million in aggregate principal amount of 3.50% Senior Notes due March 15, 2022. See Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Senior Notes.

On August 8, 2012, the Bancorp redeemed all $862.5 million of the outstanding TruPS issued by Fifth Third Capital Trust VI. The Fifth Third Capital Trust VI securities had a current distribution rate of 7.25% and a scheduled maturity date of November 15, 2067, although they were redeemable at any time on or after November 15, 2012 or at any time prior to November 15, 2012 within 90 days of the occurrence of a Capital Treatment Event. In addition, on August 15, 2012, the Bancorp will redeem all $575 million of the outstanding TruPS issued by Fifth Third Capital Trust V. The Fifth Third Capital Trust V securities have a current distribution rate of 7.25% and a scheduled maturity date of August 15, 2067, and may be redeemed at any time on or after August 15, 2012. See Note 21 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the TruPS.

Credit Ratings

The cost and availability of financing to the Bancorp are impacted by its credit ratings. A downgrade to the Bancorp’s credit ratings could affect its ability to access the credit markets and increase its borrowing costs, thereby adversely impacting the Bancorp’s financial condition

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

and liquidity. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, strong credit quality, strong capital ratios and diverse funding sources, in addition to disciplined liquidity monitoring procedures.

The Bancorp’s senior debt credit ratings are summarized in Table 56. The ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. * Additional information on senior debt credit ratings is as follows:

•	Moody’s “Baa1” rating is considered a medium-grade obligation and is the fourth highest ranking within its overall classification system;

•	Standard & Poor’s “BBB” rating indicates the obligor’s capacity to meet its financial commitment is adequate and is the fourth highest ranking within its overall classification system;

•	Fitch Ratings’ “A-” rating is considered high credit quality and is the third highest ranking within its overall classification system; and

•	DBRS Ltd.’s “A (low)” rating is considered satisfactory credit quality and is the third highest ranking within its overall classification system.

*	As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating.

TABLE 56: Agency Ratings

As of August 8, 2012	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB	A-	AL
Subordinated debt	Baa2	BBB-	BBB+	BBBH
Fifth Third Bank:
Short-term	P-2	A-2	F1	R-1L
Long-term deposit	A3	No rating	A	A
Senior debt	A3	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	A (low)

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

The Dodd-Frank Act requires more stringent prudential standards, including capital and liquidity requirements, for larger institutions. It addresses the quality of capital components by limiting the degree to which certain hybrid instruments can be included. The Dodd-Frank Act will phase out the inclusion of certain TruPS as a component of Tier I risk-based capital beginning January 1, 2013. At June 30, 2012, the Bancorp’s Tier I risk-based capital included $2.2 billion of TruPS representing approximately 211 bps of risk-weighted assets.

In December of 2010 and revised in June of 2011, the Basel Committee on Banking Supervision issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. The Bancorp continues to evaluate these proposals and their potential impact. Its current estimate of the pro-forma fully phased in Tier I common equity ratio at June 30, 2012 under the proposed capital rules is approximately 9%* compared with 9.77% as calculated under the existing Basel I capital framework. The primary drivers of the change from the existing Basel I capital framework to the Basel III proposal are an increase in Tier I common equity of approximately 50 bp (primarily from including AOCI) which would be more than offset by the impact of increases in risk-weighted assets (primarily from 1-4 family senior and junior lien residential mortgages and commitments with an original maturity of one year or less). The pro forma Tier I common equity ratio exceeds the proposed minimum Tier I common equity ratio of 7% comprised of a minimum of 4.5% plus a capital conservation buffer of 2.5%. The pro forma Tier I common equity ratio does not include the effect of any mitigating actions the Bancorp may

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

undertake to offset the impact of the proposed capital enhancements. For further discussion on the Basel I Tier I common equity ratio, see the Non-GAAP Financial Measures section of MD&A.

*	The pro forma Tier I common equity ratio is management’s estimate based upon its current interpretation of the three draft Federal Register notices proposing enhancements to regulatory capital requirements published in June 2012. The actual impact to the Bancorp’s Tier I common equity ratio may change significantly due to further clarification of the agencies proposals or revisions to the agencies final rules, which remain subject to public comment.

TABLE 57: Capital Ratios

($ in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Average equity as a percent of average assets	11.58%	11.41	11.12
Tangible equity as a percent of tangible assets (a)	9.50	9.03	9.01
Tangible common equity as a percent of tangible assets (a)	9.15	8.68	8.64

Tier I capital	$13,093	12,503	11,972
Total risk-based capital	17,281	16,885	16,085
Risk-weighted assets (b)	106,398	104,945	100,320

Regulatory capital ratios:
Tier I capital	12.31%	11.91	11.93
Total risk-based capital	16.24	16.09	16.03
Tier I leverage	11.39	11.10	11.03
Tier I common equity (a)	9.77	9.35	9.20

a)	For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.
b)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

Under the Dodd-Frank Act financial reform legislation, TruPS were to be phased out of Tier I capital over three years beginning in 2013. The new regulations proposed by U.S. banking regulators also propose to cease Tier I capital treatment for outstanding TruPS with a similar phasing period. On August 8, 2012, The Bancorp redeemed all $862.5 million of Capital Trust VI TruPS due to a determination of a Capital Treatment Event. On July 2, 2012, the Bancorp announced that it submitted a redemption notice to call the $575 million of Capital Trust V TruPS on August 15, 2012. The pro forma regulatory capital ratios for the Bancorp as of June 30, 2012, including the impact of the Bancorp’s call of $1.4 billion in TruPS in July of 2012, were as follows: Tier I capital ratio of 10.95%, Total risk-based capital ratio of 14.89% and Tier I leverage ratio of 10.14%.

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

The FRB assessed the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan and reviewed the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratio and above a Tier I common ratio of 5 percent on a pro forma basis under expected and stressful conditions throughout the planning horizon.

On March 13, 2012 the Bancorp announced the FRB’s response to the capital plan it submitted as part of the 2012 CCAR. The FRB indicated that it did not object to the following capital actions: a continuation of its quarterly common dividend of $0.08 per share; the redemption of up to $1.4 billion in certain TruPS; and the repurchase of common shares in an amount equal to any after-tax gains realized by Fifth Third from the sale of Vantiv, Inc. common shares by either Fifth Third or Vantiv, Inc.

The FRB indicated to the Bancorp that it did object to other elements of its capital plan, including increases in its quarterly common dividend and the initiation of common share repurchases other than those described in the paragraph above. The Bancorp resubmitted its capital plan to the FRB on June 8, 2012 and expects to receive a response within approximately 75 days of the resubmission date. The resubmitted plan included capital actions and distributions for the covered period through March 31, 2013 that were substantially similar to those included in the original submission, with adjustments primarily reflecting the change in the expected timing of capital actions and distributions relative to the timing assumed in the original submission.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.08 and $0.06 during the second quarter of 2012 and 2011, respectively, and $0.16 and $0.12 for the six months ended June 30, 2012 and 2011, respectively.

On April 23, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 4,838,710 shares or approximately $75 million of its outstanding common stock on April 26, 2012. As part of this transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement of the accelerated share repurchase transaction was based on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. The accelerated share repurchase was treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. At settlement of the forward contract on June 1, 2012, the Bancorp received an additional 631,986 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

Upon completion of the accelerated share repurchase transaction, the Bancorp has remaining authority to repurchase approximately 14 million shares under its previously announced share repurchase program.

TABLE 58: Share Repurchases

Period	Total Number of Shares Purchases(a)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
April 1, 2012 - April 30, 2012	4,838,710	$15.50		4,838,710	14,362,808
May 1, 2012 - May 31, 2012	—	—		—	14,362,808
June 1, 2012 - June 30, 2012	631,986	—	(c)	631,986	13,730,822

Total	5,470,696	$13.71		5,470,696	13,730,822

(a)	The Bancorp repurchased 1,530,032 shares during the second quarter of 2012 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	In May 2007, the Bancorp announced that its Board of Directors had authorized management to purchase 30 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date.
(c)	Shares received from the counterparty as final settlement of the Repurchase Agreement.

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

Residential Mortgage Loan Sales

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Such provisions include the loan’s compliance with applicable loan criteria, including certain documentation standards per agreements with unrelated third parties. Additional reasons for the Bancorp having to repurchase the loans include appraisal standards with the collateral, fraud related to the loan application and the rescission of mortgage insurance. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of June 30, 2012, December 31, 2011 and June 30, 2011, the Bancorp maintained reserves related to these loans sold with the representation and warranty recourse provisions totaling $57 million, $55 million and $60 million, respectively, which were included in other liabilities in the Bancorp’s Condensed Consolidated Balance Sheets. For further information on residential mortgage loans sold with representation and warranty recourse provisions, see Note 13 of the Notes to Condensed Consolidated Financial Statements.

For the three months ended June 30, 2012 and 2011, the Bancorp paid $9 million and $14 million, respectively, in the form of make whole payments and repurchased $39 million and $25 million, respectively, in outstanding principal of loans to satisfy investor demands. For the six months ended June 30, 2012 and 2011, the Bancorp paid $17 million and $29 million, respectively, in the form of make whole payments and repurchased $65 million and $51 million, respectively, of loans to satisfy investor demands. Total repurchase demand requests during the three months ended June 30, 2012 and 2011 were $84 million and $89 million, respectively. Total repurchase demand requests during the six months ended June 30, 2012 and 2011 were $210 million and $172 million, respectively. Total outstanding repurchase demand inventory was $97 million at June 30, 2012 compared to $66 million at December 31, 2011 and $127 million at June 30, 2011.

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

Bancorp has rights to the underlying collateral value securing the loan. At June 30, 2012 the outstanding balances on these loans sold with credit recourse was $721 million compared to $772 million at December 31, 2011 and $875 million at June 30, 2011. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $19 million at June 30, 2012, $17 million at December 31, 2011 and $20 million at June 30, 2011, which was recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio. For further information on residential mortgage loans sold with credit recourse, see Note 13 of the Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $67 million at June 30, 2012, $77 million at December 31, 2011 and $92 million at June 30, 2011. As of June 30, 2012, December 31, 2011 and June 30, 2011, the Bancorp maintained a reserve of $24 million, $27 million and $33 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the third quarter of 2010, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $19 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $20 million and decrease in the Bancorp’s maximum exposure of $53 million. In the second quarter of 2011, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $5 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $11 million and decrease in the Bancorp’s maximum exposure of $27 million.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	June 30, 2012	December 31, 2011	June 30, 2011
Assets
Cash and due from banks (a)	$2,393	2,663	2,380
Available-for-sale and other securities (b)	15,552	15,362	15,502
Held-to-maturity securities (c)	305	322	344
Trading securities	200	177	217
Other short-term investments (a)	1,964	1,781	1,370
Loans held for sale (d)	1,863	2,954	1,185
Portfolio loans and leases:
Commercial and industrial loans	32,612	30,783	28,099
Commercial mortgage loans (a)	9,662	10,138	10,233
Commercial construction loans	822	1,020	1,778
Commercial leases	3,467	3,531	3,326
Residential mortgage loans(e)	11,429	10,672	9,849
Home equity (a)	10,377	10,719	11,048
Automobile loans (a)	11,739	11,827	11,315
Credit card	1,943	1,978	1,856
Other consumer loans and leases	308	350	463

Portfolio loans and leases	82,359	81,018	77,967
Allowance for loan and lease losses(a)	(2,016)	(2,255)	(2,614)

Portfolio loans and leases, net	80,343	78,763	75,353
Bank premises and equipment	2,506	2,447	2,395
Operating lease equipment	511	497	492
Goodwill	2,417	2,417	2,417
Intangible assets	33	40	49
Servicing rights	736	681	847
Other assets (a)	8,720	8,863	8,254

Total Assets	$117,543	116,967	110,805

Liabilities
Deposits:
Demand	$26,251	27,600	22,589
Interest checking	23,197	20,392	18,072
Savings	22,011	21,756	21,764
Money market	4,223	4,989	4,859
Other time	4,261	4,638	6,399
Certificates - $100,000 and over	3,065	3,039	3,642
Foreign office and other	1,265	3,296	3,273

Total deposits	84,273	85,710	80,598
Federal funds purchased	641	346	403
Other short-term borrowings	4,613	3,239	2,702
Accrued taxes, interest and expenses	1,491	1,469	1,067
Other liabilities (a)	3,016	3,270	3,282
Long-term debt (a)	9,685	9,682	10,152

Total Liabilities	103,719	103,716	98,204

Equity
Common stock (f)	2,051	2,051	2,051
Preferred stock (g)	398	398	398
Capital surplus	2,752	2,792	2,769
Retained earnings	8,201	7,554	7,024
Accumulated other comprehensive income	454	470	396
Treasury stock	(83)	(64)	(66)

Total Bancorp shareholders’ equity	13,773	13,201	12,572
Noncontrolling interests	51	50	29

Total Equity	13,824	13,251	12,601

Total Liabilities and Equity	$117,543	116,967	110,805

(a)	Includes $9, $30 and $42 of cash, $4, $7 and $7 of other short-term investments, $51, $50 and $29 of commercial mortgage loans, $0, $223 and $231 of home equity loans, $75, $259 and $424 of automobile loans, ($3), ($10) and ($11) of ALLL, $3, $4 and $4 of other assets, $2, $4 and $8 of other liabilities, $73, $191and $365 of long-term debt from consolidated VIEs that are included in their respective captions above at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. See Note 8.
(b)	Amortized cost of $14,818, $14,614 and $14,889 at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.
(c)	Fair value of $305, $322 and $344 at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.
(d)	Includes $1,788, $2,751 and $978 of residential mortgage loans held for sale measured at fair value at June 30, 2012, December 31, 2011and June 30, 2011, respectively.
(e)	Includes $76, $65 and $59 of residential mortgage loans measured at fair value at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.
(f)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2012 – 918,913,253 (excludes 4,979,328 treasury shares), December 31, 2011 – 919,804,436 (excludes 4,088,145 treasury shares) and June 30, 2011 – 919,818,137 (excludes 4,074,443 treasury shares).
(g)	317,680 shares of undesignated no par value preferred stock are authorized of which none had been issued; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 16,450 issued and outstanding at June 30, 2012, December 31, 2011, and June 30, 2011.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions, except per share data)	2012	2011	2012	2011
Interest Income
Interest and fees on loans and leases	$891	893	1,789	1,803
Interest on securities	135	151	276	300
Interest on other short-term investments	1	1	2	2

Total interest income	1,027	1,045	2,067	2,105
Interest Expense
Interest on deposits	55	97	114	203
Interest on other short-term borrowings	2	1	3	2
Interest on long-term debt	75	83	157	157

Total interest expense	132	181	274	362

Net Interest Income	895	864	1,793	1,743
Provision for loan and lease losses	71	113	162	281

Net Interest Income After Provision for Loan and Lease Losses	824	751	1,631	1,462
Noninterest Income
Mortgage banking net revenue	183	162	387	264
Service charges on deposits	130	126	260	250
Corporate banking revenue	102	95	199	181
Investment advisory revenue	93	95	190	193
Card and processing revenue	64	89	122	169
Other noninterest income	103	83	279	164
Securities gains, net	3	6	11	14
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	—	5

Total noninterest income	678	656	1,448	1,240
Noninterest Expense
Salaries, wages and incentives	393	365	792	716
Employee benefits	84	79	195	176
Net occupancy expense	74	75	151	152
Technology and communications	48	48	95	93
Card and processing expense	30	29	60	58
Equipment expense	27	28	55	57
Other noninterest expense	281	277	563	567

Total noninterest expense	937	901	1,911	1,819

Income Before Income Taxes	565	506	1,168	883
Applicable income tax expense	180	169	352	281

Net Income	385	337	816	602
Less: Net income attributable to noncontrolling interests	—	—	1	—

Net Income Attributable to Bancorp	385	337	815	602
Dividends on preferred stock	9	9	18	185

Net Income Available to Common Shareholders	$376	328	797	417

Earnings Per Share	$0.41	0.36	0.87	0.46
Earnings Per Diluted Share	$0.40	0.35	0.85	0.46

Average common shares - basic	913,540,510	914,600,600	914,383,163	897,808,489
Average common shares - diluted	954,622,463	955,477,616	956,015,935	907,506,319
Cash dividends declared per share	$0.08	0.06	0.16	0.12

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
($ in millions)	2012	2011	2012	2011
Net income	$385	337	816	602
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities arising during period	(10)	125	(3)	88
Less: Reclassification adjustment for net gains included in net income	(2)	(4)	(6)	(11)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains on cash flow hedge derivatives arising during period	10	21	16	21
Less: Reclassification adjustment for net gains included in net income	(14)	(11)	(27)	(20)
Defined benefit pension plans:
Net actuarial loss arising during period	2	2	4	4

Other comprehensive (loss) income	(14)	133	(16)	82
Comprehensive income	371	470	800	684
Less: Comprehensive income attributable to noncontrolling interests	—	—	1	—

Comprehensive income attributable to Bancorp	$371	470	799	684

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2010	$1,779	3,654	1,715	6,719	314	(130)	14,051	29	14,080
Net income				602			602		602
Other comprehensive income (loss)					82		82		82
Cash dividends declared:
Common stock at $0.12 per share				(110)			(110)		(110)
Preferred stock				(33)			(33)		(33)
Issuance of common stock	272		1,376				1,648		1,648
Redemption of preferred shares, Series F		(3,408)					(3,408)		(3,408)
Redemption of stock warrant			(280)				(280)		(280)
Accretion of preferred dividends, Series F		153		(153)			—		—
Stock-based compensation expense			27				27		27
Stock-based awards issued or exercised, including treasury shares issued			(12)			5	(7)		(7)
Restricted stock grants			(59)			59	—		—
Loans repaid related to the exercise of stock based awards, net			1				1		1
Other		(1)	1	(1)			(1)		(1)

Balance at June 30, 2011	2,051	398	2,769	7,024	396	(66)	12,572	29	12,601

Balance at December 31, 2011	2,051	398	2,792	7,554	470	(64)	13,201	50	13,251
Net income				815			815	1	816
Other comprehensive income (loss)					(16)		(16)		(16)
Cash dividends declared:
Common stock at $0.16 per share				(148)			(148)		(148)
Preferred stock				(18)			(18)		(18)
Shares acquired for treasury						(75)	(75)		(75)
Stock-based compensation expense			32				32		32
Stock-based awards issued or exercised, including treasury shares issued			(23)			4	(19)		(19)
Restricted stock grants			(49)			49	—		—
Other				(2)		3	1		1

Balance at June 30, 2012	2,051	398	2,752	8,201	454	(83)	13,773	51	13,824

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the six months ended June 30,
($ in millions)	2012	2011
Operating Activities
Net income	$816	602
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	162	281
Depreciation, amortization and accretion	254	215
Stock-based compensation expense	37	31
Provision for deferred income taxes	84	(228)
Realized securities gains	(29)	(15)
Realized securities gains - non-qualifying hedges on mortgage servicing rights	—	(5)
Realized securities losses	18	1
Provision for MSR impairment	49	27
Net gains on sales of loans and fair value adjustments on loans held for sale	(67)	(59)
Bank premises and equipment impairment	17	—
Capitalized mortgage servicing rights	(190)	(105)
Proceeds from sales of loans held for sale	11,801	6,812
Loans originated for sale, net of repayments	(10,572)	(5,700)
Dividends representing return on equity method investments	13	7
Gain on Vantiv, Inc. IPO	(115)	—
Net change in:
Trading securities	(22)	80
Other assets	(64)	125
Accrued taxes, interest and expenses	(81)	373
Other liabilities	(38)	452

Net Cash Provided by Operating Activities	2,073	2,894

Investing Activities
Sales:
Available-for-sale securities	1,616	935
Loans	157	201
Disposal of bank premises and equipment	2	1
Repayments / maturities:
Available-for-sale securities	2,003	1,753
Held-to-maturity securities	16	8
Purchases:
Available-for-sale securities	(3,856)	(2,689)
Bank premises and equipment	(193)	(119)
Proceeds from sale and dividends representing return of equity method investments	75	9
Net change in:
Other short-term investments	(182)	145
Loans and leases	(1,946)	(1,501)
Operating lease equipment	(34)	(34)

Net Cash Used in Investing Activities	(2,342)	(1,291)

Financing Activities
Net change in:
Core deposits	(1,416)	(406)
Certificates - $100,000 and over, including other foreign office	(20)	(643)
Federal funds purchased	295	124
Other short-term borrowings	1,374	1,128
Dividends paid on common shares	(148)	(110)
Dividends paid on preferred shares	(9)	(33)
Proceeds from issuance of long-term debt	512	1,463
Repayment of long-term debt	(498)	(858)
Repurchase of treasury shares	(75)	—
Issuance of common shares	—	1,648
Redemption of preferred shares, Series F	—	(3,408)
Redemption of stock warrant	—	(280)
Other	(16)	(7)

Net Cash Used In Financing Activities	(1)	(1,382)

(Decrease) Increase in Cash and Due from Banks	(270)	221
Cash and Due from Banks at Beginning of Period	2,663	2,159

Cash and Due from Banks at End of Period	$2,393	2,380

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of June 30, 2012 and 2011, the results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, the cash flows for the six months ended June 30, 2012 and 2011 and the changes in equity for the six months ended June 30, 2012 and 2011. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the latest annual financial statements. The results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011 and the cash flows and changes in equity for the six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2011 has been derived from the annual audited Consolidated Financial Statements of the Bancorp.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to noncash investing and financing activities are presented in the following table for the six months ended June 30:

($ in millions)	2012	2011
Cash payments:
Interest	$266	342
Income taxes	178	21

Transfers:
Portfolio loans to held for sale loans	20	58
Held for sale loans to portfolio loans	68	16
Portfolio loans to OREO	141	168
Held for sale loans to OREO	7	36

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued amended guidance that results in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. Under the amended guidance, the Bancorp is required to expand its disclosure for fair value instruments categorized within Level 3 of the fair value hierarchy to include (1) the valuation processes used by the Bancorp; and (2) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs for recurring fair value measurements and the interrelationships between those unobservable inputs, if any. The Bancorp is also required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (e.g. portfolio loans). The amended guidance was adopted by the Bancorp on January 1, 2012 and the required disclosures are included in Note 19.

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

4. Securities

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and held-to-maturity securities portfolios as of:

June 30, 2012 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$51	—	—	51
U.S. Government sponsored agencies	1,781	185	—	1,966
Obligations of states and political subdivisions	205	6	—	211
Agency mortgage-backed securities	8,807	477	(5)	9,279
Other bonds, notes and debentures	2,743	74	(6)	2,811
Other securities(a)	1,231	3	—	1,234

Total	$14,818	745	(11)	15,552

Held-to-maturity:
Obligations of states and political subdivisions	$303	—	—	303
Other debt securities	2	—	—	2

Total	$305	—	—	305

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

December 31, 2011 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$171	—	—	171
U.S. Government sponsored agencies	1,782	180	—	1,962
Obligations of states and political subdivisions	96	5	—	101
Agency mortgage-backed securities	9,743	542	(1)	10,284
Other bonds, notes and debentures	1,792	29	(9)	1,812
Other securities(a)	1,030	2	—	1,032

Total	$14,614	758	(10)	15,362

Held-to-maturity:
Obligations of states and political subdivisions	$320	—	—	320
Other debt securities	2	—	—	2

Total	$322	—	—	322

June 30, 2011 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$199	7	—	206
U.S. Government sponsored agencies	2,141	118	—	2,259
Obligations of states and political subdivisions	113	2	—	115
Agency mortgage-backed securities	10,269	475	(4)	10,740
Other bonds, notes and debentures	1,135	17	(6)	1,146
Other securities(a)	1,032	4	—	1,036

Total	$14,889	623	(10)	15,502

Held-to-maturity:
Obligations of states and political subdivisions	$340	—	—	340
Other debt securities	4	—	—	4

Total	$344	—	—	344

(a)	Other securities consist of FHLB and FRB restricted stock holdings of $497 and $346, respectively, at June 30, 2012, $497 and $345, respectively, at December 31, 2011, and $497 and $344, respectively, at June 30, 2011, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2012	2011	2012	2011
Realized gains	$21	5	28	17
Realized losses	(1)	—	(1)	—
OTTI	(17)	—	(17)	—

Net realized gains	$3	5	10	17

Trading securities totaled $200 million as of June 30, 2012, compared to $177 million at December 31, 2011 and $217 million at June 30, 2011. Gross realized gains and losses on trading securities were immaterial to the Bancorp for the three months ended June 30, 2012 and 2011. Gross realized gains were immaterial to the Bancorp for the six months ended June 30, 2012 and were $1 million for the six months ended June 30, 2011. Gross realized losses were immaterial to the Bancorp for the six months ended June 30, 2012 and were $1 million for the six months ended June 30, 2011. Net unrealized gains were immaterial for the three months ended June 30, 2012 and were $1 million for the six months ended June 30, 2012 and net unrealized losses were $1 million and $2 million for the three and six months ended June 30, 2011, respectively.

At June 30, 2012, December 31, 2011, and June 30, 2011 securities with a fair value of $12.7 billion, $13.3 billion, and $10.8 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s agency mortgage-backed securities and the contractual maturity distribution of the Bancorp’s other available-for-sale and held-to-maturity securities as of June 30, 2012 are shown in the following table.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Available-for-Sale and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Under 1 year	$669	686	21	21
1-5 years	9,525	10,121	253	253
5-10 years	1,814	1,888	20	20
Over 10 years	1,579	1,623	11	11
Other securities	1,231	1,234	—	—

Total	$14,818	15,552	305	305

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
U.S. Treasury and government agencies	$—	—	—	—	—	—
U.S. Government sponsored agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—
Agency mortgage-backed securities	405	(5)	—	—	405	(5)
Other bonds, notes and debentures	310	(6)	—	—	310	(6)
Other securities	—	—	—	—	—	—

Total	$715	(11)	—	—	715	(11)

December 31, 2011
U.S. Treasury and government agencies	$70	—	1	—	71	—
U.S. Government sponsored agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	2	—	2	—
Agency mortgage-backed securities	34	(1)	6	—	40	(1)
Other bonds, notes and debentures	523	(4)	38	(5)	561	(9)
Other securities	6	—	—	—	6	—

Total	$633	(5)	47	(5)	680	(10)

June 30, 2011
U.S. Treasury and government agencies	$—	—	—	—	—	—
U.S. Government sponsored agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	3	—	3	—
Agency mortgage-backed securities	606	(4)	—	—	606	(4)
Other bonds, notes and debentures	324	(3)	37	(3)	361	(6)
Other securities	—	—	—	—	—	—

Total	$930	(7)	40	(3)	970	(10)

Other-Than-Temporary Impairments

The Bancorp recognized $17 million of OTTI, included in securities gains, net, in the Bancorp’s Condensed Consolidated Statements of Income, on its available-for-sale debt securities for the three and six months ended June 30, 2012 and no OTTI was recognized on the Bancorp’s held-to-maturity debt securities during the comparable prior year periods. During the three and six months ended June 30, 2011 the Bancorp recognized an immaterial amount of OTTI on its available-for-sale debt securities and no OTTI was recognized on the Bancorp’s held-to-maturity debt securities during the comparable prior year periods. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities during the three and six months ended June 30, 2012 and 2011. Less than one percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities at June 30, 2012, December 31, 2011, and June 30, 2011.

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

The following table provides a summary of the total loans and leases classified by primary purpose as of:

($ in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Loans and leases held for sale:
Commercial and industrial loans	$13	45	56
Commercial mortgage loans	35	76	98
Commercial construction loans	12	17	27
Commercial leases	4	—	—
Residential mortgage loans	1,789	2,802	989
Other consumer loans and leases	10	14	15

Total loans and leases held for sale	$1,863	2,954	1,185

Portfolio loans and leases:
Commercial and industrial loans	$32,612	30,783	28,099
Commercial mortgage loans	9,662	10,138	10,233
Commercial construction loans	822	1,020	1,778
Commercial leases	3,467	3,531	3,326

Total commercial loans and leases	46,563	45,472	43,436

Residential mortgage loans	11,429	10,672	9,849
Home equity	10,377	10,719	11,048
Automobile loans	11,739	11,827	11,315
Credit card	1,943	1,978	1,856
Other consumer loans and leases	308	350	463

Total consumer loans and leases	35,796	35,546	34,531

Total portfolio loans and leases	$82,359	81,018	77,967

Total portfolio loans and leases are recorded net of unearned income, which totaled $838 million as of June 30, 2012, $942 million as of December 31, 2011, and $953 million as of June 30, 2011. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $67 million, $45 million, and $20 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

The following table presents a summary of the total loans and leases owned by the Bancorp as of and for the six months ended June 30:

	Balance		Balance of Loans 90 Days or More Past Due		Net Charge-Offs
($ in millions)	2012	2011	2012	2011	2012	2011
Commercial and industrial loans	$32,625	28,155	$2	7	$100	159
Commercial mortgage loans	9,697	10,331	22	12	55	101
Commercial construction loans	834	1,805	—	48	18	46
Commercial leases	3,471	3,326	—	1	7	(1)
Residential mortgage loans	13,218	10,838	80	87	73	101
Home equity loans	10,377	11,048	67	84	85	117
Automobile loans	11,739	11,315	8	10	16	28
Credit card	1,943	1,856	24	30	38	59
Other consumer loans and leases	318	478	—	—	9	61

Total loans and leases	$84,222	79,152	$203	279	$401	671

Less: Loans held for sale	$1,863	1,185

Total portfolio loans and leases	$82,359	77,967

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended June 30, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,424	233	341	128	2,126
Losses charged off	(95)	(38)	(86)	—	(219)
Recoveries of losses previously charged off	17	2	19	—	38
Provision for loan and lease losses	1	35	42	(7)	71

Balance, end of period	$1,347	232	316	121	2,016

For the three months ended June 30, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,855	286	519	145	2,805
Losses charged off	(158)	(37)	(148)	—	(343)
Recoveries of losses previously charged off	17	1	21	—	39
Provision for loan and lease losses	50	18	60	(15)	113

Balance, end of period	$1,764	268	452	130	2,614

For the six months ended June 30, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,527	227	365	136	2,255
Losses charged off	(211)	(76)	(185)	—	(472)
Recoveries of losses previously charged off	33	3	35	—	71
Provision for loan and lease losses	(2)	78	101	(15)	162

Balance, end of period	$1,347	232	316	121	2,016

For the six months ended June 30, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,989	310	555	150	3,004
Losses charged off	(334)	(104)	(302)	—	(740)
Recoveries of losses previously charged off	29	3	37	—	69
Provision for loan and lease losses	80	59	162	(20)	281

Balance, end of period	$1,764	268	452	130	2,614

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of June 30, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$116	129	63	—	308
Collectively evaluated for impairment	1,230	102	253	—	1,585
Loans acquired with deteriorated credit quality	1	1	—	—	2
Unallocated	—	—	—	121	121

Total ALLL	$1,347	232	316	121	2,016

Loans and leases:(b)
Individually evaluated for impairment	$1,198	1,265	562	—	3,025
Collectively evaluated for impairment	45,363	10,080	23,805	—	79,248
Loans acquired with deteriorated credit quality	2	8	—	—	10

Total portfolio loans and leases	$46,563	11,353	24,367	—	82,283

(a)	Includes $15 related to leveraged leases.
(b)	Excludes $76 of residential mortgage loans measured at fair value, and includes $967 of leveraged leases, net of unearned income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$155	130	65	—	350
Collectively evaluated for impairment	1,371	96	300	—	1,767
Loans acquired with deteriorated credit quality	1	1	—	—	2
Unallocated	—	—	—	136	136

Total ALLL	$1,527	227	365	136	2,255

Loans and leases:(b)
Individually evaluated for impairment	$1,170	1,258	574	—	3,002
Collectively evaluated for impairment	44,299	9,341	24,300	—	77,940
Loans acquired with deteriorated credit quality	3	8	—	—	11

Total portfolio loans and leases	$45,472	10,607	24,874	—	80,953

(a)	Includes $14 related to leveraged leases.
(b)	Excludes $65 of residential mortgage loans measured at fair value, and includes $1,022 of leveraged leases, net of unearned income.

As of June 30, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$245	126	74	—	445
Collectively evaluated for impairment	1,518	141	378	—	2,037
Loans acquired with deteriorated credit quality	1	1	—	—	2
Unallocated	—	—	—	130	130

Total ALLL	$1,764	268	452	130	2,614

Loans and leases:(b)
Individually evaluated for impairment	$1,181	1,220	589	—	2,990
Collectively evaluated for impairment	42,252	8,559	24,093	—	74,904
Loans acquired with deteriorated credit quality	3	11	—	—	14

Total portfolio loans and leases	$43,436	9,790	24,682	—	77,908

(a)	Includes $18 related to leveraged leases.
(b)	Excludes $59 of residential mortgage loans measured at fair value, includes $1,015 of leveraged leases, net of unearned income.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

liens on additional collateral or refinancing plans.

Loans and leases classified as loss are considered uncollectible and are charged off in the period in which they are determined to be uncollectible. Because loans and leases in this category are fully charged down, they are not included in the following tables.

The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of June 30, 2012 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$29,379	1,575	1,626	32	32,612
Commercial mortgage loans owner-occupied	3,902	491	752	7	5,152
Commercial mortgage loans nonowner-occupied	3,015	559	922	14	4,510
Commercial construction loans	364	170	285	3	822
Commercial leases	3,388	56	23	—	3,467

Total	$40,048	2,851	3,608	56	46,563

As of December 31, 2011 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$27,199	1,641	1,831	112	30,783
Commercial mortgage loans owner-occupied	3,893	567	778	28	5,266
Commercial mortgage loans nonowner-occupied	3,328	521	984	39	4,872
Commercial construction loans	343	235	413	29	1,020
Commercial leases	3,434	52	44	1	3,531

Total	$38,197	3,016	4,050	209	45,472

As of June 30, 2011 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$24,268	1,594	2,077	160	28,099
Commercial mortgage loans owner-occupied	3,995	430	779	25	5,229
Commercial mortgage loans nonowner-occupied	3,195	640	1,134	35	5,004
Commercial construction loans	948	303	473	54	1,778
Commercial leases	3,232	52	40	2	3,326

Total	$35,638	3,019	4,503	276	43,436

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments disaggregated into performing versus nonperforming status as of:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	June 30, 2012		December 31, 2011		June 30, 2011
($ in millions)	Performing	Nonperforming	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$11,093	260	10,332	275	9,518	272
Home equity	10,323	54	10,665	54	10,990	58
Automobile loans	11,736	3	11,825	2	11,312	3
Credit card	1,901	42	1,930	48	1,806	50
Other consumer loans and leases	308	—	349	1	460	3

Total	$35,361	359	35,101	380	34,086	386

(a)	Excludes $76, $65, and $59 of loans measured at fair value at June 30, 2012, December 31, 2011, and June 30, 2011, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of June 30, 2012 ($ in millions)	Current Loans and Leases	30-89 Days	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$32,360	41	211	252	32,612	2
Commercial mortgage owner-occupied loans	4,992	28	132	160	5,152	22
Commercial mortgage nonowner-occupied loans	4,306	36	168	204	4,510	—
Commercial construction loans	714	3	105	108	822	—
Commercial leases	3,464	1	2	3	3,467	—
Residential mortgage loans(a) (b)	10,917	99	337	436	11,353	80
Consumer:
Home equity	10,131	125	121	246	10,377	67
Automobile loans	11,680	49	10	59	11,739	8
Credit card	1,851	40	52	92	1,943	24
Other consumer loans and leases	308	—	—	—	308	—

Total portfolio loans and leases(a) (d)	$80,723	422	1,138	1,560	82,283	203

(a)	Excludes $76 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of June 30, 2012, $50 of these loans were 30-89 days past due and $359 were 90 days or more past due. The Bancorp recognized $2 of losses for the three and six months ended June 30, 2012 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.
(d)	Includes $1 of government insured commercial loans 30-89 days past due and accruing whose repayments are insured by the Small Business Administration at June 30, 2012 and an immaterial amount of government insured commercial loans 90 days past due and still accruing.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Past Due
As of December 31, 2011 ($ in millions)	Current Loans and Leases	30-89 Days	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$30,493	49	241	290	30,783	4
Commercial mortgage owner-occupied loans	5,088	62	116	178	5,266	1
Commercial mortgage nonowner-occupied loans	4,649	41	182	223	4,872	2
Commercial construction loans	887	12	121	133	1,020	1
Commercial leases	3,521	4	6	10	3,531	—
Residential mortgage loans(a) (b)	10,149	110	348	458	10,607	79
Consumer:
Home equity	10,455	136	128	264	10,719	74
Automobile loans	11,744	71	12	83	11,827	9
Credit card	1,873	33	72	105	1,978	30
Other consumer loans and leases	348	1	1	2	350	—

Total portfolio loans and leases(a) (d)	$79,207	519	1,227	1,746	80,953	200

(a)	Excludes $65 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2011, $45 of these loans were 30-89 days past due and $309 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses for the year ended December 31, 2011 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.
(d)	Includes an immaterial amount of government insured commercial loans 30-89 and 90 days past due and accruing whose repayments are insured by the Small Business Administration at December 31, 2011.

		Past Due
As of June 30, 2011 ($ in millions)	Current Loans and Leases	30-89 Days	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$27,737	70	292	362	28,099	7
Commercial mortgage owner-occupied loans	5,064	41	124	165	5,229	8
Commercial mortgage nonowner-occupied loans	4,746	37	221	258	5,004	4
Commercial construction loans	1,556	40	182	222	1,778	48
Commercial leases	3,314	3	9	12	3,326	1
Residential mortgage loans(a) (b)	9,334	102	354	456	9,790	87
Consumer:
Home equity	10,775	130	143	273	11,048	84
Automobile loans	11,234	68	13	81	11,315	10
Credit card	1,755	28	73	101	1,856	30
Other consumer loans and leases	459	1	3	4	463	—

Total portfolio loans and leases(a) (d)	$75,974	520	1,414	1,934	77,908	279

(a)	Excludes $59 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of June 30, 2011, $28 of these loans were 30-89 days past due and $271 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses for the three months ended June 30, 2011 and $1 million for the six months ended June 30, 2011 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.
(d)	Includes $1 of government insured loans 30-89 days past due and accruing of government insured commercial loans whose repayments are insured by the Small Business Administration at June 30, 2011 and an immaterial amount of government insured commercial loans 90 days past due and still accruing.

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

The following tables summarize the Bancorp’s impaired loans and leases (by class) that were subject to individual review:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2012 ($ in millions)	Unpaid Principal Balance	Recorded Investment(a)	Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$284	198	80
Commercial mortgage owner-occupied loans	68	55	8
Commercial mortgage nonowner-occupied loans	229	174	19
Commercial construction loans	152	108	9
Commercial leases	12	4	1
Restructured residential mortgage loans	1,045	996	129
Restructured consumer:
Home equity	404	401	45
Automobile loans	36	36	5
Credit card	97	84	13

Total impaired loans with a related allowance	$2,327	2,056	309

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$334	260	—
Commercial mortgage owner-occupied loans	130	117	—
Commercial mortgage nonowner-occupied loans	264	209	—
Commercial construction loans	115	68	—
Commercial leases	7	7	—
Restructured residential mortgage loans	323	269	—
Restructured consumer:
Home equity	40	38	—
Automobile loans	3	3	—

Total impaired loans with no related allowance	1,216	971	—

Total impaired loans and leases	$3,543	3,027	309

(a)	Includes $455, $1,140 and $494, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $147, $125 and $68, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2011 ($ in millions)	Unpaid Principal Balance	Recorded Investment(a)	Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$330	246	102
Commercial mortgage owner-occupied loans	66	52	10
Commercial mortgage nonowner-occupied loans	203	147	24
Commercial construction loans	213	120	18
Commercial leases	11	10	2
Restructured residential mortgage loans	1,091	1,038	131
Restructured consumer:
Home equity	401	397	46
Automobile loans	37	37	5
Credit card	94	88	14
Other consumer loans and leases	2	2	—

Total impaired loans with a related allowance	$2,448	2,137	352

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$375	265	—
Commercial mortgage owner-occupied loans	78	69	—
Commercial mortgage nonowner-occupied loans	191	157	—
Commercial construction loans	143	105	—
Commercial leases	2	2	—
Restructured residential mortgage loans	276	228	—
Restructured consumer:
Home equity	48	46	—
Automobile loans	4	4	—

Total impaired loans with no related allowance	1,117	876	—

Total impaired loans and leases	$3,565	3,013	352

(a)	Includes $390, $1,117 and $495, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $160, $141 and $79, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2011 ($ in millions)	Unpaid Principal Balance	Recorded Investment(a)	Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$414	394	184
Commercial mortgage owner-occupied loans	49	38	5
Commercial mortgage nonowner-occupied loans	208	162	30
Commercial construction loans	207	156	19
Commercial leases	12	19	8
Restructured residential mortgage loans	1,101	1,053	127
Restructured consumer:
Home equity	392	389	50
Automobile loans	36	36	5
Credit card	105	96	18
Other consumer loans and leases	5	5	1

Total impaired loans with a related allowance	$2,529	2,348	447

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$210	155	—
Commercial mortgage owner-occupied loans	60	83	—
Commercial mortgage nonowner-occupied loans	148	139	—
Commercial construction loans	70	34	—
Commercial leases	4	4	—
Restructured residential mortgage loans	221	178	—
Restructured consumer:
Home equity	62	59	—
Automobile loans	4	4	—

Total impaired loans with no related allowance	779	656	—

Total impaired loans and leases	$3,308	3,004	447

(a)	Includes $266, $1,088, and $505, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $188, $127 and $84, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

The following table summarizes the Bancorp’s average impaired loans and leases and interest income by class:

	For the three months ended		For the six months ended
	June 30, 2012		June 30, 2012
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$467	1	$481	2
Commercial mortgage owner-occupied loans	164	1	152	2
Commercial mortgage nonowner-occupied loans	361	2	341	4
Commercial construction loans	177	1	190	2
Commercial leases	10	—	11	—
Restructured residential mortgage loans	1,270	13	1,266	25
Restructured consumer:
Home equity	438	12	441	18
Automobile loans	39	1	40	1
Credit card	86	1	83	2
Other consumer loans and leases	—	—	—	—

Total impaired loans and leases	$3,012	32	$3,005	56

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the three months ended		For the six months ended
	June 30, 2011		June 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
($ in millions)	Investment	Recognized	Investment	Recognized
Commercial:
Commercial and industrial loans	$521	12	495	25
Commercial mortgage owner-occupied loans	121	5	126	10
Commercial mortgage nonowner-occupied loans	280	8	290	16
Commercial construction loans	197	6	183	11
Commercial leases	19	—	23	—
Restructured residential mortgage loans	1,222	11	1,209	21
Restructured consumer:
Home equity	440	11	444	17
Automobile loans	40	1	39	1
Credit card	100	1	98	2
Other consumer loans and leases	40	—	56	—

Total impaired loans and leases	$2,980	55	2,963	103

Nonperforming Assets:

The following table summarizes the Bancorp’s nonperforming loans and leases, by class, as of:

	June 30,	December 31,	June 30,
($ in millions)	2012	2011	2011
Commercial:
Commercial and industrial loans	$454	487	607
Commercial mortgage owner-occupied loans	174	170	286
Commercial mortgage nonowner-occupied loans	240	251	178
Commercial construction loans	112	138	160
Commercial leases	3	12	22

Total commercial loans and leases	983	1,058	1,253

Residential mortgage loans	260	275	272
Consumer:
Home equity	54	54	58
Automobile loans	3	2	3
Credit card	42	48	50
Other consumer loans and leases	—	1	3

Total consumer loans and leases	99	105	114

Total nonperforming loans and leases(a) (c)	$1,342	1,438	1,639

OREO and other repossessed property(b)	277	378	449

(a)	Excludes $60, $138 and $176 of nonaccrual loans held for sale at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.
(b)	Excludes $70, $64 and $54 of OREO related to government insured loans at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.
(c)	Includes $13, $17, and $20 of nonaccrual government insured commercial loans whose repayments are insured by the Small Business Administration at June 30, 2012, December 31, 2012, and June 30, 2011, respectively, and $1 and $2 of restructured nonaccrual government insured commercial loans at June 30, 2012 and December 31, 2011, respectively, and an immaterial amount at June 30, 2011.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of loans may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 in the Bancorp’s Form 10-K for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the related impairment as the difference between the estimated future cash flows, discounted at the original effective yield of the loan, expected to be collected on the modified loan and the carrying value of the loan. The resulting measurement may result in the need for minimal or no valuation allowance because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the recorded investment of the loan. Conversely, the Bancorp often recognizes an impairment loss as an

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

increase to the ALLL upon a modification that reduces the stated interest rate on a loan. If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL. As of June 30, 2012, December 31, 2011, and June 30, 2011, the Bancorp had $24 million, $42 million, and $37 million in line of credit commitments, respectively, and $25 million in letter of credit commitments at June 30, 2012 and $1 million at December 31, 2011 and June 30, 2011, respectively, to lend additional funds to borrowers whose terms have been modified in a troubled debt restructuring.

The following table provides a summary of loans modified in a TDR by the Bancorp during the three months ended June 30, 2012.

($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	11	$10	(6)	—
Commercial mortgage owner-occupied loans	9	7	(1)	—
Commercial mortgage nonowner-occupied loans	10	16	(6)	—
Commercial construction loans	—	—	(4)	—
Residential mortgage loans	557	91	8	—
Consumer:
Home equity	359	23	1	—
Automobile loans	222	4	1	—
Credit card	2,991	20	3	—

Total portfolio loans and leases	4,159	$171	(4)	—

The following table provides a summary of loans modified in a TDR by the Bancorp during the six months ended June 30, 2012:

($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	41	$25	(9)	—
Commercial mortgage owner-occupied loans	36	15	(3)	—
Commercial mortgage nonowner-occupied loans	40	67	(5)	—
Commercial construction loans	11	36	(4)	—
Residential mortgage loans	1,037	169	15	—
Consumer:
Home equity	670	42	2	—
Automobile loans	561	9	2	—
Credit card	5,732	38	5	—

Total portfolio loans and leases	8,128	$401	3	—

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
(b)	Represents number of loans post-modification.

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

The following table provides a summary of subsequent defaults that occurred during the three months ended June 30, 2012 and within 12 months of the restructuring date:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial mortgage owner-occupied loans	2	$1
Commercial mortgage nonowner-occupied loans	1	—
Residential mortgage loans	62	14
Consumer:
Home equity	17	1
Automobile loans	9	—
Credit card	4	—

Total portfolio loans and leases	95	$16

The following table provides a summary of subsequent defaults that occurred during the six months ended June 30, 2012 and within 12 months of the restructuring date:

($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial mortgage owner-occupied loans	2	$1
Commercial mortgage nonowner-occupied loans	2	1
Commercial construction loans	2	3
Residential mortgage loans	126	25
Consumer:
Home equity	48	3
Automobile loans	21	—
Credit card	21	—

Total portfolio loans and leases	222	$33

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

7. Intangible Assets

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated remaining weighted-average life at June 30, 2012 of 3.6 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For more information on servicing rights, see Note 9. The details of the Bancorp’s intangible assets are shown in the following table.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of June 30, 2012
Mortgage servicing rights	$2,710	(1,367)	(607)	736
Core deposit intangibles	180	(154)	—	26
Other	44	(37)	—	7

Total intangible assets	$2,934	(1,558)	(607)	769

As of December 31, 2011
Mortgage servicing rights	$2,520	(1,281)	(558)	681
Core deposit intangibles	439	(407)	—	32
Other	44	(36)	—	8

Total intangible assets	$3,003	(1,724)	(558)	721

As of June 30, 2011
Mortgage servicing rights	$2,389	(1,199)	(343)	847
Core deposit intangibles	439	(400)	—	39
Other	44	(34)	—	10

Total intangible assets	$2,872	(1,633)	(343)	896

As of June 30, 2012, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ended June 30, 2012 and 2011 was $44 million and $31 million, respectively. For the six months ended June 30, 2012 and 2011, amortization expense was $94 million and $66 million, respectively. Estimated amortization expense for the remainder of 2012 through 2016 is as follows:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Mortgage	Other
($ in millions)	Servicing Rights	Intangible Assets	Total
Remainder of 2012	$143	6	149
2013	233	8	241
2014	184	4	188
2015	148	2	150
2016	119	2	121

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

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Bancorp’s Condensed Consolidated Balance Sheets as of:

June 30, 2012 ($ in millions)	Home Equity Securitization	Automobile Loan Securitization	CDC Investments	Total
Assets:
Cash and due from banks	$—	9	—	9
Other short-term investments	—	4	—	4
Commercial mortgage loans	—	—	51	51
Automobile loans	—	75	—	75
ALLL	—	(1)	(2)	(3)
Other assets	—	1	2	3

Total assets	—	88	51	139

Liabilities:
Other liabilities	$—	2	—	2
Long-term debt	—	73	—	73

Total liabilities	$—	75	—	75

Noncontrolling interests			51	51

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

December 31, 2011 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$5	25	—	30
Other short-term investments	—	7	—	7
Commercial mortgage loans	—	—	50	50
Home equity	223	—	—	223
Automobile loans	—	259	—	259
ALLL	(5)	(3)	(2)	(10)
Other assets	1	1	2	4

Total assets	224	289	50	563

Liabilities:
Other liabilities	—	4	—	4
Long-term debt	22	169	—	191

Total liabilities	$22	173	—	195

Noncontrolling interest			50	50

June 30, 2011 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$6	36	—	42
Other short-term investments	—	7	—	7
Commercial mortgage loans	—	—	29	29
Home equity	231	—	—	231
Automobile loans	—	424	—	424
ALLL	(5)	(5)	(1)	(11)
Other assets	1	2	1	4

Total assets	233	464	29	726

Liabilities:
Other liabilities	—	8	—	8
Long-term debt	35	330	—	365

Total liabilities	$35	338	—	373

Noncontrolling interest			29	29

Home Equity and Automobile Loan Securitizations

The Bancorp previously sold $903 million of home equity lines of credit to an isolated trust. Additionally, the Bancorp previously sold $2.7 billion of automobile loans to an isolated trust and conduits in three separate transactions. Each of these transactions isolated the related loans through the use of a VIE that, under accounting guidance effective prior to January 1, 2010, was not consolidated by the Bancorp. The VIEs were funded through loans from large multi-seller asset-backed commercial paper conduits sponsored by third party agents, asset-backed securities issued with varying levels of credit subordination and payment priority, and residual interests. The Bancorp retained residual interests in these entities and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp determined it is the primary beneficiary of these VIEs and, effective January 1, 2010, these VIEs were consolidated in the Bancorp’s Condensed Consolidated Financial Statements. On February 8, 2012, the Bancorp exercised cleanup call options on an automobile securitization conduit and an isolated trust and acquired all remaining automobile loans, the proceeds of which were used by the conduit and trust to repay outstanding debt. On April 12, 2012, the Bancorp exercised its cleanup call option on the home equity isolated trust and acquired all remaining home equity loans, the proceeds of which were used by the trust to repay outstanding debt. The assets of each VIE are restricted to the settlement of the long-term debt and other liabilities of the respective entity. Third-party holders of this debt do not have recourse to the general assets of the Bancorp.

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

CDC Investments

CDC, a wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp serves as the managing member of certain LLCs invested in business revitalization projects. The Bancorp has provided an indemnification guarantee to the investor members of these LLCs related to the qualification of tax credits generated by the investor member’s investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Bancorp’s Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income. Additionally, the net income attributable to the noncontrolling interests is reported separately in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to the indemnification at June 30, 2012, December 31, 2011 and June 30, 2011, was $17 million, $10 million and $9 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Bancorp’s Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds a variable interest, but is not the primary beneficiary to the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

	Total	Total	Maximum
As of June 30, 2012 ($ in millions)	Assets	Liabilities	Exposure
CDC investments	$1,306	300	1,306
Private equity investments	173	—	321
Money market funds	59	—	65
Loans provided to VIEs	1,625	—	2,675
Restructured loans	8	—	9

	Total	Total	Maximum
As of December 31, 2011 ($ in millions)	Assets	Liabilities	Exposure
CDC investments	$1,243	269	1,243
Private equity investments	161	3	327
Money market funds	53	—	62
Loans provided to VIEs	1,370	—	2,203
Restructured loans	10	—	12

	Total	Total	Maximum
As of June 30, 2011 ($ in millions)	Assets	Liabilities	Exposure
CDC investments	$1,282	282	1,282
Private equity investments	114	2	298
Money market funds	59	—	66
Loans provided to VIEs	1,236	—	2,010
Restructured loans	12	—	14

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Bancorp is exposed to losses arising from negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the above tables. Also, as of June 30, 2012, December 31, 2011 and June 30, 2011, the unfunded commitment amounts to the funds were $148 million, $166 million and $184 million, respectively. The Bancorp made capital contributions of $13 million and $5 million, respectively, to private equity funds during the three months ended June 30, 2012 and 2011. The Bancorp made capital contributions of $24 million and $15 million, respectively, to private equity funds during the six months ended June 30, 2012 and 2011.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, are included in the previous tables for all periods presented. Also, as of June 30, 2012, December 31, 2011 and June 30, 2011, the Bancorp’s unfunded commitments to these entities were $1.1 billion, $833 million, and $774 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

however, it is not involved in management decisions and does not have sufficient voting rights to control the membership of the respective boards. Therefore, the Bancorp accounts for its equity investments in these VIEs under the equity method or cost method based on its percentage of ownership and ability to exercise significant influence.

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the equity investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. Due to the VIEs’ short-term cash deficit projections at the restructuring dates, the Bancorp determined that the initial fair value of its equity investments in these VIEs was zero. As of June 30, 2012, December 31, 2011 and June 30, 2011, the Bancorp’s carrying value of these equity investments was immaterial to the Bancorp’s Condensed Consolidated Balance Sheets. Additionally, the Bancorp had outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, which are included in the above tables for all periods presented. The Bancorp’s unfunded loan commitments to these VIEs were $1 million as of June 30, 2012 and $2 million as of December 31, 2011 and June 30, 2011. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

9. Sales of Residential Mortgage Receivables and Mortgage Servicing Rights

The Bancorp sold fixed and adjustable rate residential mortgage loans during the three and six months ended June 30, 2012 and 2011. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2012	2011	2012	2011
Residential mortgage loan sales	$4,709	2,727	11,648	6,703
Origination fees and gains on loan sales	183	64	357	126
Servicing fees	63	58	124	116

Servicing Assets

The following table presents changes in the servicing assets related to residential mortgage loans for the six months ended June 30:

($ in millions)	2012	2011
Carrying amount as of the beginning of the period	$1,239	1,138
Servicing obligations that result from the transfer of residential mortgage loans	190	105
Amortization	(86)	(53)

Carrying amount before valuation allowance	1,343	1,190

Valuation allowance for servicing assets:
Beginning balance	(558)	(316)
Servicing impairment	(49)	(27)

Ending balance	(607)	(343)

Carrying amount as of the end of the period	$736	847

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

The fair value of the servicing asset is based on the present value of expected future cash flows. The following table displays the beginning and ending fair value for the six months ended June 30:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

($ in millions)	2012	2011
Fixed rate residential mortgage loans:
Beginning balance	$649	791
Ending balance	702	813
Adjustable rate residential mortgage loans:
Beginning balance	32	31
Ending balance	34	34

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Condensed Consolidated Statements of Income:

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2012	2011	2012	2011
Securities gains, net—non-qualifying hedges on MSRs	$—	—	—	5
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	38	129	42	102
Provision for MSR impairment (Mortgage banking net revenue)	(60)	(64)	(49)	(27)

As of June 30, 2012 and 2011, the key economic assumptions used in measuring the interests that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended:

		June 30, 2012				June 30, 2011
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate
Residential mortgage loans:
Servicing assets	Fixed	6.9	9.1%	10.4%	N/A	6.6	11.0%	10.5%	N/A
Servicing assets	Adjustable	3.7	22.2	11.4	N/A	3.7	22.4	11.5	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At June 30, 2012, December 31, 2011 and June 30, 2011, the Bancorp serviced $61.6 billion, $57.1 billion and $56.0 billion, respectively, of residential mortgage loans for other investors. The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets. At June 30, 2012, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed Assumption				Residual Servicing Cash Flows
		Fair	Weighted- Average Life (in		Impact of Adverse Change on Fair Value			Discount	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value	years)	Rate	10%	20%	50%	Rate	10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$702	5.1	15.2%	$(36)	(69)	(155)	10.6%	$(24)	(47)
Servicing assets	Adjustable	34	3.1	27.1	(2)	(3)	(7)	11.7	(1)	(2)

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on these variations in assumptions typically cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The Bancorp believes variations of these levels are reasonably possible, however there is the potential that adverse changes in key assumptions could be even greater. Also, in the previous table, the effect of a variation in a particular assumption on the fair value of the interests that continue to be held by the Bancorp is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract these sensitivities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Bancorp’s derivative assets contain certain contracts in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of June 30, 2012, December 31, 2011 and June 30, 2011, the balance of collateral held by the Bancorp for derivative assets was $1.1 billion, $1.2 billion and $989 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of June 30, 2012, December 31, 2011 and June 30, 2011 was $23 million, $28 million and $30 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp primarily posts collateral in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of June 30, 2012, December 31, 2011 and June 30, 2011, the balance of collateral posted by the Bancorp for derivative liabilities was $927 million, $788 million and $646 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of June 30, 2012, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value
	Notional	Derivative	Derivative
June 30, 2012 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,080	640	—

Total fair value hedges		640	—

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	58	—
Interest rate swaps related to C&I loans	1,000	64	—
Interest rate caps related to long-term debt	500	—	—
Interest rate swaps related to long-term debt	250	—	3

Total cash flow hedges		122	3

Total derivatives designated as qualifying hedging instruments		762	3

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes
Interest rate contracts related to MSRs	8,577	238	—
Forward contracts related to held for sale mortgage loans	7,382	9	37
Interest rate swaps related to long-term debt	136	1	1
Stock warrants associated with sale of the processing business	475	213	—
Swap associated with the sale of Visa, Inc. Class B shares	532	—	29

Total free-standing derivatives—risk management and other business purposes		461	67

Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	27,147	671	691
Interest rate lock commitments	4,887	55	1
Commodity contracts	2,316	120	112
Foreign exchange contracts	18,020	237	221
Derivative instruments related to equity linked CDs	25	1	1

Total free-standing derivatives—customer accommodation		1,084	1,026

Total derivatives not designated as qualifying hedging instruments		1,545	1,093

Total		$2,307	1,096

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value
	Notional	Derivative	Derivative
December 31, 2011 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,080	662	—

Total fair value hedges		662	—

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	91	—
Interest rate swaps related to C&I loans	1,500	59	—
Interest rate caps related to long-term debt	500	—	—
Interest rate swaps related to long-term debt	250	—	5

Total cash flow hedges		150	5

Total derivatives designated as qualifying hedging instruments		812	5

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes
Interest rate contracts related to MSRs	3,077	187	—
Forward contracts related to held for sale mortgage loans	5,705	8	54
Interest rate swaps related to long-term debt	311	1	3
Put options associated with sale of the processing business	978	—	1
Stock warrants associated with sale of the processing business	223	111	—
Swap associated with the sale of Visa, Inc. Class B shares	436	—	78

Total free-standing derivatives—risk management and other business purposes		307	136

Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	30,000	774	795
Interest rate lock commitments	3,835	33	1
Commodity contracts	2,074	134	130
Foreign exchange contracts	17,909	294	275
Derivative instruments related to equity linked CDs	34	2	2

Total free-standing derivatives—customer accommodation		1,237	1,203

Total derivatives not designated as qualifying hedging instruments		1,544	1,339

Total		$2,356	1,344

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value
	Notional	Derivative	Derivative
June 30, 2011 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,080	422	—

Total fair value hedges		422	—

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	128	—
Interest rate swaps related to C&I loans	2,000	42	18
Interest rate caps related to long-term debt	1,500	1	—
Interest rate swaps related to long-term debt	250	—	9

Total cash flow hedges		171	27

Total derivatives designated as qualifying hedging instruments		593	27

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes
Interest rate contracts related to MSRs	16,452	196	31
Forward contracts related to held for sale mortgage loans	2,210	6	9
Interest rate swaps related to long-term debt	373	2	6
Foreign exchange contracts for trading purposes	1,681	2	2
Put options associated with sale of the processing business	901	—	7
Stock warrants associated with sale of the processing business	205	104	—
Swap associated with the sale of Visa, Inc. Class B shares	416	—	12

Total free-standing derivatives—risk management and other business purposes		310	67

Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	28,607	675	700
Interest rate lock commitments	1,729	6	2
Commodity contracts	1,939	85	78
Foreign exchange contracts	20,848	293	281
Derivative instruments related to equity linked CDs	42	2	2

Total free-standing derivatives—customer accommodation		1,061	1,063

Total derivatives not designated as qualifying hedging instruments		1,371	1,130

Total		$1,964	1,157

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of June 30, 2012, December 31, 2011 and June 30, 2011, certain interest rate swaps met the criteria required to qualify for the “shortcut” method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income. The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated	For the three months		For the six months
		ended June 30,		ended June 30,
($ in millions)	Statements of Income Caption	2012	2011	2012	2011
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$78	46	(22)	(20)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(78)	(52)	14	13

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure for which the Bancorp desired to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of June 30, 2012, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of June 30, 2012, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 44 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income while reclassified gains and losses on interest rate contracts related to long-term debt are recorded within interest expense in the Condensed Consolidated Statements of Income. As of June 30, 2012, December 31, 2011 and June 30, 2011, 2011, $69 million, $80 million and $68 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. As of June 30, 2012, $56 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next 12 months. During the three and six months ended June 30, 2012 and 2011, there were no gains or losses reclassified into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur.

The following table presents the net gains (losses) recorded in the Condensed Consolidated Statements of Income and accumulated other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2012	2011	2012	2011
Amount of net gain (loss) recognized in OCI	$16	(32)	25	(32)
Amount of net (loss) gain reclassified from OCI into net income	(21)	16	(41)	31

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2012	2011	2012	2011
Interest rate contracts:
Forward contracts related to mortgage loans held for sale	Mortgage banking net revenue	$(39)	4	17	(79)
Interest rate swaps and swaptions related to MSR portfolio	Mortgage banking net revenue	38	129	42	102
Interest rate swaps related to long-term debt	Other noninterest income	1	3	2	4
Foreign exchange contracts:
Foreign exchange contracts for trading purposes	Other noninterest income	—	—	—	(1)
Equity contracts:
Stock warrants associated with sale of the processing business	Other noninterest income	56	28	102	25
Put options associated with sale of the processing business	Other noninterest income	—	2	1	1
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(11)	(4)	(29)	(13)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of June 30, 2012, December 31, 2011 and June 30, 2011, the total notional amount of the risk participation agreements was $957 million, $808 million and $723 million, respectively, and the fair value was a liability of $2 million at June 30, 2012, December 31, 2011 and June 30, 2011, which is included in interest rate contracts for customers. As of June 30, 2012, the risk participation agreements had an average life of 2.8 years.

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

	June 30,	December 31,	June 30,
As of ($ in millions)	2012	2011	2011
Pass	$914	772	645
Special mention	—	14	34
Substandard	43	18	43
Doubtful	—	4	—
Loss	—	—	1

Total	$957	808	723

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2012	2011	2012	2011
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$8	7	14	15
Interest rate contracts for customers (credit losses)	Other noninterest expense	—	(10)	—	(12)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	3	3	10
Interest rate lock commitments	Mortgage banking net revenue	125	31	175	55
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	3	2	5	3
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	1	—	1
Foreign exchange contracts:
Foreign exchange contracts—customers (contract revenue)	Corporate banking revenue	19	15	34	31
Foreign exchange contracts—customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	5	1	1

11. Long-Term Debt

On March 7, 2012, the Bancorp issued $500 million of senior notes to third party investors, and entered into a Supplemental Indenture dated March 7, 2012 with Wilmington Trust Company, as Trustee, which modified the existing Indenture for Senior Debt Securities dated April 30, 2008 between the Bancorp and the Trustee. The Supplemental Indenture and the Indenture define the rights of the Senior Notes, which Senior Notes are represented by a Global Security dated as of March 7, 2012. The Senior Notes bear a fixed rate of interest of 3.50% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes will be due upon maturity on March 15, 2022. The notes are not subject to redemption at the Bancorp’s option at any time until 30 days prior to maturity.

On March 29, 2012, the Bancorp terminated $375 million of structured repurchase agreements classified as long-term debt. As a result of these terminations in the first quarter of 2012, the Bancorp recorded a $9 million loss on the extinguishment within other noninterest expense in the Condensed Consolidated Statements of Income.

For further information on subsequent events related to long-term debt refer to Note 21.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

12. Capital Actions

On April 23, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 4,838,710 shares, or approximately $75 million, of its outstanding common stock on April 26, 2012. As part of this transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement of the accelerated share repurchase transaction was based on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. The accelerated share repurchase was treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. At settlement of the forward contract on June 1, 2012, the Bancorp received an additional 631,986 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Commitments to extend credit	$51,205	47,719	45,099
Forward contracts to sell mortgage loans	7,382	5,705	2,210
Letters of credit	4,581	4,744	5,096
Noncancelable lease obligations	809	851	840
Capital commitments for private equity investments	148	166	184
Purchase obligations	104	115	122
Capital expenditures	49	41	49
Capital lease obligations	22	26	19

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2012, December 31, 2011 and June 30, 2011, the Bancorp had a reserve for unfunded commitments totaling $178 million, $181 million and $197 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio. Risk ratings under this risk rating system are summarized in the following table:

($ in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Pass	$50,549	46,825	44,090
Special mention	354	480	520
Substandard	302	403	451
Doubtful	—	11	38

Total	$51,205	47,719	45,099

Forward contracts to sell mortgage loans

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts are included in the summary of significant commitments table above for all periods presented.

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and, as of June 30, 2012, expire as summarized in the following table:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

($ in millions)
Less than 1 year(a)	$1,991
1 - 5 years(a)	2,515
Over 5 years	75

Total	$4,581

(a)	Includes $56 and $12 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 99% of total letters of credit at June 30, 2012 and 98% at December 31, 2011 and June 30, 2011 and are considered guarantees in accordance with U.S. GAAP. Approximately 52%, 54% and 58% of the total standby letters of credit were fully secured as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in other liabilities in the Condensed Consolidated Balance Sheets, was $5 million at June 30, 2012 and December 31, 2011 and $4 million at June 30, 2011. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio. Risk ratings under this risk rating system are summarized in the following table:

As of ($ in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Pass	$4,081	4,338	4,605
Special mention	220	149	193
Substandard	280	254	288
Doubtful	—	2	9
Loss	—	1	1

Total	$4,581	4,744	5,096

At June 30, 2012, December 31, 2011 and June 30, 2011, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of June 30, 2012, December 31, 2011 and June 30, 2011, FTS acted as the remarketing agent to issuers on $2.8 billion, $2.9 billion and $3.2 billion, respectively, of VRDNs. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to $400 million, $440 million and $539 million in VRDNs remarketed by third parties at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The amount of failed remarketing draws on letters of credit issued by the Bancorp was immaterial to the Bancorp’s Condensed Consolidated Financial Statements at June 30, 2012, December 31, 2011 and June 30, 2011.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $67 million at June 30, 2012, $77 million at December 31, 2011 and $92 million at June 30, 2011. As of June 30, 2012, December 31, 2011 and June 30, 2011, the Bancorp maintained a reserve of $24 million, $27 million and $33 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. During the second quarter of 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the third quarter of 2010, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $19 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $20 million and decrease in the Bancorp’s maximum exposure of $53 million. In the second quarter of 2011, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $5 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $11 million and decrease in the Bancorp’s maximum exposure of $27 million.

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

The Bancorp maintained reserves related to these loans sold with representation and warranty provisions, which were included in other liabilities on the Condensed Consolidated Balance Sheets, totaling $57 million, $55 million and $60 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2012	2011	2012	2011
Balance, beginning of period	$55	73	55	85
Net additions to the reserve	15	6	29	14
Losses charged against the reserve	(13)	(19)	(27)	(39)

Balance, end of period	$57	60	57	60

The following table provides a rollforward of unresolved claims by claimant type for the six months ended June 30, 2012:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	328	$47	109	$19
New demands	1,546	207	119	3
Loan paydowns/payoffs	(22)	(3)	—	—
Resolved claims	(1,385)	(172)	(111)	(4)

Balance, end of period	467	$79	117	$18

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $721 million, $772 million and $875 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively, and the delinquency rates were 6.0%, 6.7% and 8.1% at June 30, 2012, December 31, 2011 and June 30, 2011. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $19 million, $17 million and $20 million at June 30, 2012, December 31, 2011 and June 30, 2011, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $20 million, $14 million and $13 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $2.2 billion at June 30, 2012 and December 31, 2011 and $2.3 billion at June 30, 2011.

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

As of the date of the Bancorp’s sale of Visa Class B shares and through June 30, 2012, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap with an initial fair value of $55 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax) recognized by the Bancorp for the year ended December 31, 2009. In the second quarter of 2010, Visa funded an additional $500 million into the escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $20 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. In the fourth quarter of 2010, Visa funded an additional $800 million into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $35 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. In the second quarter of 2011, Visa funded an additional $400 million into the litigation escrow account. Upon

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Visa’s funding of the litigation escrow account in the second quarter of 2011, along with additional terms of the total return swap, the Bancorp made a $19 million cash payment (which reduced the swap liability) to the swap counterparty. During the fourth quarter of 2011, Visa announced it decided to fund an additional $1.565 billion into the litigation escrow account which increased the swap liability approximately $54 million. Upon Visa’s funding of the litigation escrow account in the first quarter of 2012, along with additional terms of the total return swap, the Bancorp made a $75 million cash payment (which reduced the swap liability) to the swap counterparty. On July 13, 2012, Visa, the Bancorp, and other parties signed a Memorandum of Understanding to enter into a settlement agreement to resolve the claims of the class plaintiffs in the matter styled In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, No. 05 – MD – 1720, refer to Note 14 for further information. On July 24, 2012, Visa funded an additional $150 million into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $6 million cash payment (which will reduce the swap liability) to the swap counterparty in the third quarter of 2012. The fair value of the swap liability was $29 million, $78 million and $12 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

14. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 13 and has also entered into with Visa, MasterCard and certain other named defendants judgment and loss sharing agreements. On July 13, 2012, the parties to the litigation entered into a Memorandum of Understanding to settle the claims in the consolidated antitrust class action lawsuit. The Bancorp has remaining reserves related to this litigation of approximately $50 million as of June 30, 2012, $49 million as of December 31, 2011 and $31 million as of June 30, 2011. Refer to Note 13 for further information regarding the Bancorp’s net litigation reserve and ownership interest in Visa.

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

For the year ended December 31, 2008, five putative securities class action complaints were filed against the Bancorp and its Chief Executive Officer, among other parties. The five cases have been consolidated under the caption Local 295/Local 851 IBT Employer Group Pension Trust and Welfare Fund v. Fifth Third Bancorp. et al., Case No. 1:08CV00421, and are currently pending in the United States District Court for the Southern District of Ohio. The lawsuits allege violations of federal securities laws related to disclosures made by the Bancorp in press releases and filings with the SEC regarding its quality and sufficiency of capital, credit losses and related matters, and seeking unquantified damages on behalf of putative classes of persons who either purchased the Bancorp’s securities or TruPS, or acquired the Bancorp’s securities pursuant to the acquisition of First Charter Corporation. These cases remain in the discovery stages of litigation. The impact of the final disposition of these lawsuits cannot be assessed at this time. In addition to the foregoing, two cases were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain officers alleging violations of ERISA based on allegations similar to those set forth in the securities class action cases filed during the same period of time. The two cases alleging violations of ERISA were dismissed by the trial court, and are being appealed to the United States Sixth Circuit Court of Appeals.

In September 2011, DataTreasury Corporation filed a suit in the United States District Court for the Eastern District of Texas against the Bancorp and its banking subsidiary. In the suit, DataTreasury alleged that the Bancorp and its banking subsidiary infringed on DataTreasury’s patents for imaged-based check processing. The lawsuit was one of many related patent infringement suits brought by DataTreasury against numerous other defendants. In May 2012, the Bancorp and its banking subsidiary entered into a settlement agreement with DataTreasury resolving the lawsuit. The settlement amount was not material to the Bancorp’s financial condition, results of operations or cash flows.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

matters involving certain of its commercial loans. This could lead to an enforcement proceeding by the SEC which, in turn, may result in one or more such material adverse consequences.

The Bancorp is party to numerous claims and lawsuits concerning matters arising from the conduct of its business activities. The outcome of litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. A reserve for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such reserve is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts reserved. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal proceedings including the matters discussed above in an aggregate amount up to approximately $49 million in excess of amounts reserved, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

15. Related Party Transactions

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

During the first quarter of 2012, Vantiv, Inc. priced an initial public offering of its shares and contributed the net proceeds to Vantiv Holding, LLC for additional ownership interests. As a result of this offering, the Bancorp’s ownership of Vantiv Holding, LLC was reduced to approximately 39% and will continue to be accounted for as an equity method investment in the Condensed Consolidated Financial Statements. The impact of the capital contributions to Vantiv Holding, LLC and the resulting dilution in the Bancorp’s interest resulted in a pre-tax gain of $115 million ($75 million after-tax) recognized by the Bancorp in the first quarter of 2012.

As of June 30, 2012, the Bancorp continued to hold approximately 84 million units of Vantiv Holding, LLC and a warrant to purchase approximately 20 million incremental Vantiv Holding, LLC non-voting units, both of which may be exchanged for common stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc.’s option for cash. In addition, the Bancorp holds approximately 84 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions.

16. Income Taxes

The Bancorp’s provision for income taxes was $180 million and $169 million for the three months ended June 30, 2012 and 2011, respectively. The provision for income taxes was $352 million and $281 million for the six months ended June 30, 2012 and 2011, respectively. The effective tax rates for the three months ended June 30, 2012 and 2011 were 31.8% and 33.3%, respectively. The effective tax rates for the six months ended June 30, 2012 and 2011 were 30.2% and 31.8%, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2012 from the three and six months ended June 30, 2011 was primarily due to a decrease in the amount of non-cash charges relating to previously recognized tax benefits associated with stock-based awards that will not be realized.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

17. Accumulated Other Comprehensive Income

The activity of the components of other comprehensive income and accumulated other comprehensive income for the six months ended June 30, 2012 and 2011 was as follows:

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
2012
Unrealized holding losses on available-for-sale securities arising during period	$(4)	1	(3)
Reclassification adjustment for net gains included in net income	(10)	4	(6)

Net unrealized gains on available-for-sale securities	(14)	5	(9)	485	(9)	476
Unrealized holding gains on cash flow hedge derivatives arising during period	25	(9)	16
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(41)	14	(27)

Net unrealized gains on cash flow hedge derivatives	(16)	5	(11)	80	(11)	69
Defined benefit plans:
Net actuarial loss	7	(3)	4

Defined benefit plans, net	7	(3)	4	(95)	4	(91)

Total	$(23)	7	(16)	470	(16)	454

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
2011
Unrealized holding gains on available-for-sale securities arising during period	$135	(47)	88
Reclassification adjustment for net gains included in net income	(17)	6	(11)

Net unrealized gains on available-for-sale securities	118	(41)	77	321	77	398
Unrealized holding gains on cash flow hedge derivatives arising during period	32	11	21
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(31)	(11)	(20)

Net unrealized gains on cash flow hedge derivatives	1	—	1	67	1	68
Defined benefit plans:
Net actuarial loss	6	(2)	4

Defined benefit plans, net	6	(2)	4	(74)	4	(70)

Total	$125	(43)	82	314	82	396

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

18. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	2012			2011
For the three months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$385			337
Dividends on preferred stock	9			9

Net income available to common shareholders	376			328
Less: Income allocated to participating securities	3			2

Net income allocated to common shareholders	$373	914	0.41	326	915	0.36

Earnings per diluted share:
Net income available to common shareholders	$376			328
Effect of dilutive securities:
Stock-based awards	—	5	—	—	4	—
Series G convertible preferred stock	9	36	(0.01)	9	36	(0.01)
Warrants related to Series F preferred stock	—	—	—	—	—	—

Net income available to common shareholders plus assumed conversions	385			337
Less: Income allocated to participating securities	3			2

Net income allocated to common shareholders plus assumed conversions	$382	955	0.40	335	955	0.35

	2012			2011
For the six months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$815			602
Dividends on preferred stock	18			185

Net income available to common shareholders	797			417
Less: Income allocated to participating securities	5			2

Net income allocated to common shareholders	$792	914	0.87	415	898	0.46

Earnings per diluted share:
Net income available to common shareholders	$797			417
Effect of dilutive securities:
Stock-based awards	—	6	—	—	6	—
Series G convertible preferred stock	18	36	(0.02)	—	—	—
Warrants related to Series F preferred stock	—	—	—	—	4	—

Net income available to common shareholders plus assumed conversions	815			417
Less: Income allocated to participating securities	5			3

Net income allocated to common shareholders plus assumed conversions	$810	956	0.85	414	908	0.46

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three and six months ended June 30, 2012 excludes 39 million and 34 million, respectively, of stock appreciation rights and 5 million and 6 million, respectively, of stock options and 3 million and 2 million, respectively, of unvested restricted stock that has not yet been exercised. The diluted earnings per share computation for the three and six months ended June 30, 2011 excludes 30 million and 27 million, respective, of stock appreciation rights, 8 million and 9 million, respectively, of stock options and 2 million and 1 million shares, respectively, of unvested restricted stock that had not yet been exercised. Additionally, for the six months ended June 30, 2011, 36 million shares related to the Bancorp’s Series G convertible preferred stock were excluded from the computation of net income per diluted share because their inclusion would have been anti-dilutive to earnings per share.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
June 30, 2012 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and government agencies	$51	—	—	51
U.S. Government sponsored agencies	—	1,966	—	1,966
Obligations of states and political subdivisions	—	211	—	211
Agency mortgage-backed securities	—	9,279	—	9,279
Other bonds, notes and debentures	—	2,811	—	2,811
Other securities(a)	80	311	—	391

Available-for-sale securities(a)	131	14,578	—	14,709

Trading securities:
Obligations of states and political subdivisions	—	13	1	14
Agency mortgage-backed securities	—	19	—	19
Other bonds, notes and debentures	—	11	—	11
Other securities	156	—	—	156

Trading securities	156	43	1	200
Residential mortgage loans held for sale	—	1,788	—	1,788
Residential mortgage loans(b)	—	—	76	76
Derivative assets:
Interest rate contracts	9	1,672	55	1,736
Foreign exchange contracts	—	237	—	237
Equity contracts	—	—	214	214
Commodity contracts	—	120	—	120

Derivative assets	9	2,029	269	2,307

Total assets	$296	18,438	346	19,080

Liabilities:
Derivative liabilities
Interest rate contracts	$37	695	1	733
Foreign exchange contracts	—	221	—	221
Equity contracts	—	—	30	30
Commodity contracts	—	112	—	112

Derivative liabilities	37	1,028	31	1,096
Short positions	9	1	—	10

Total liabilities	$46	1,029	31	1,106

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
December 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$171	—	—	171
U.S. Government sponsored agencies	—	1,962	—	1,962
Obligations of states and political subdivisions	—	101	—	101
Agency mortgage-backed securities	—	10,284	—	10,284
Other bonds, notes and debentures	—	1,812	—	1,812
Other securities(a)	185	5	—	190

Available-for-sale securities(a)	356	14,164	—	14,520
Trading securities:
Obligations of states and political subdivisions	—	8	1	9
Agency mortgage-backed securities	—	11	—	11
Other bonds, notes and debentures	—	13	—	13
Other securities	144	—	—	144

Trading securities	144	32	1	177

Residential mortgage loans held for sale	—	2,751	—	2,751
Residential mortgage loans(b)	—	—	65	65
Derivative assets:
Interest rate contracts	8	1,773	34	1,815
Foreign exchange contracts	—	294	—	294
Equity contracts	—	—	113	113
Commodity contracts	—	134	—	134

Derivative assets	8	2,201	147	2,356

Total assets	$508	19,148	213	19,869

Liabilities:
Derivative liabilities
Interest rate contracts	$54	802	2	858
Foreign exchange contracts	—	275	—	275
Equity contracts	—	—	81	81
Commodity contracts	—	130	—	130

Derivative liabilities	54	1,207	83	1,344
Short positions	2	4	—	6

Total liabilities	$56	1,211	83	1,350

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
June 30, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and government agencies	$206	—	—	206
U.S. Government sponsored agencies	—	2,259	—	2,259
Obligations of states and political subdivisions	—	115	—	115
Agency mortgage-backed securities	—	10,740	—	10,740
Other bonds, notes and debentures	—	1,146	—	1,146
Other securities(a)	188	7	—	195

Available-for-sale securities(a)	394	14,267	—	14,661

Trading securities:
Obligations of states and political subdivisions	—	37	1	38
Agency mortgage-backed securities	—	33	—	33
Other bonds, notes and debentures	—	11	—	11
Other securities	135	—	—	135

Trading securities	135	81	1	217
Residential mortgage loans held for sale	—	978	—	978
Residential mortgage loans(b)	—	—	59	59
Derivative assets:
Interest rate contracts	6	1,463	9	1,478
Foreign exchange contracts	—	295	—	295
Equity contracts	—	—	106	106
Commodity contracts	—	85	—	85

Derivative assets	6	1,843	115	1,964

Total assets	$535	17,169	175	17,879

Liabilities:
Derivative liabilities
Interest rate contracts	$9	762	4	775
Foreign exchange contracts	—	283	—	283
Equity contracts	—	—	21	21
Commodity contracts	—	78	—	78

Derivative liabilities	9	1,123	25	1,157
Short positions	6	6	—	12

Total liabilities	$15	1,129	25	1,169

(a)	Excludes FHLB and FRB restricted stock totaling $497 and $346, respectively, at June 30, 2012, $497 and $345, respectively, at December 31, 2011, and $497 and $344, respectively at June 30, 2011.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the three months ended June 30, 2012, no assets or liabilities were transferred between Level 1 and Level 2.

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

Residential mortgage loans held for sale

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At June 30, 2012, December 31, 2011 and June 30, 2011, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of warrants associated with the sale of the processing business to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

In connection with the sale of the processing business, the Bancorp provided Advent International with certain put options that were exercisable in the event of certain circumstances. In addition, the associated warrants allow the Bancorp to purchase approximately 20 million incremental nonvoting units in Vantiv Holding, LLC under certain defined conditions involving change of control. The put options expired as a result of the Vantiv, Inc. initial public offering in March of 2012. The fair value of the warrants is calculated in conjunction with a third party valuation provider by applying Black-Scholes option valuation models using probability weighted scenarios.

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

Under the terms of the total return swap, the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Visa, Inc. Class B shares into Class A shares. The fair value of the total return swap was calculated using a discounted cash flow model based on unobservable inputs consisting of management’s estimate of the probability of certain litigation scenarios, timing of litigation settlements and payments related to the swap. The significant assumptions used in the model as of June 30, 2012 are the Visa litigation loss estimate in excess, or shortfall, of the Bancorp’s proportional share of escrow funds and the timing of the resolution of the Covered Litigation.

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

The net fair value of the interest rate lock commitments at June 30, 2012 was $54 million. Immediate decreases in current interest rates of 25

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

bps and 50 bps would result in increases in the fair value of the interest rate lock commitments of approximately $18 million and $32 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the interest rate lock commitments of approximately $22 million and $51 million, respectively. The decrease in fair value of interest rate lock commitments due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $6 million and $11 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $6 million and $11 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2012	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives,	Equity Derivatives,	Total Fair Value
($ in millions)			Net(a)	Net(a)
Beginning balance	$1	67	17	135	220
Total gains or losses (realized/unrealized):
Included in earnings	—	—	125	45	170
Purchases	—	—	—	—	—
Settlements	—	(3)	(88)	4	(87)
Transfers into Level 3(b)	—	12	—	—	12

Ending balance	$1	76	54	184	315

Changes in unrealized gains or losses for the period included in earnings for assets held at June 30, 2012(c)	$—	—	54	45	99

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2011	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives,	Equity Derivatives,	Total Fair Value
($ in millions)			Net(a)	Net(a)
Beginning balance	$1	54	10	40	105
Total gains or losses (realized/unrealized):
Included in earnings	—	1	31	26	58
Included in other comprehensive income	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(1)	(36)	19	(18)
Transfers into Level 3(b)	—	5	—	—	5

Ending balance	$1	59	5	85	150

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011(c)	$—	1	4	26	31

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2012	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives,	Equity Derivatives,	Total Fair Value
($ in millions)			Net(a)	Net(a)
Beginning balance	$1	65	32	32	130
Total gains or losses (realized/unrealized):
Included in earnings	—	—	175	74	249
Purchases	—	—	—	—	—
Settlements	—	(6)	(153)	78	(81)
Transfers into Level 3(b)	—	17	—	—	17

Ending balance	$1	76	54	184	315

Changes in unrealized gains or losses for the period included in earnings for assets held at June 30, 2012(c)	$—	—	71	74	145

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2011	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives,	Equity Derivatives,	Total Fair Value
($ in millions)			Net(a)	Net(a)
Beginning balance	$6	46	2	53	$107
Total gains or losses (realized/unrealized):
Included in earnings	—	1	55	13	69
Included in other comprehensive income	—	—	—	—	—
Sales	(5)	—	—	—	(5)
Settlements	—	(3)	(52)	19	(36)
Transfers into Level 3(b)	—	15	—	—	15

Ending balance	$1	59	5	85	$150

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011(c)	$—	1	4	13	$18

(a)	Net interest rate derivatives include derivative assets and liabilities of $55 and $1, respectively, as of June 30, 2012 and $9 and $4, respectively, as of June 30, 2011. Net equity derivatives include derivative assets and liabilities of $214 and $30, respectively, as of June 30, 2012, and $106 and $21, respectively, as of June 30, 2011.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2012	2011	2012	2011
Mortgage banking net revenue	125	33	175	57
Other noninterest income	45	25	74	12

Total gains	$170	58	249	69

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at June 30, 2012 and 2011 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2012	2011	2012	2011
Mortgage banking net revenue	54	6	71	6
Other noninterest income	45	25	74	12

Total gains	$99	31	145	18

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents information as of June 30, 2012 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a recurring basis.

($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs		Weighted- Average
Residential mortgage loans	$76	Loss rate model	Interest rate risk factor Credit risk factor	(90.8) - 16.5 2.2 - 68.4	% %	5.5 4.4	% %

IRLCs, net	54	Discounted cash flow	Loan closing rates	9.9 - 86.9%		54.0%

Stock warrants associated with the sale of the processing business	213	Discounted cash flow	Expected term (years) Expected volatility(a) Risk free rate Expected dividend rate	1.75 - 17.0 29.0 - 41.2 0.3 - 2.6 —	% %	4.8 35.4 0.8 —	% %

Swap associated with the sale of Visa, Inc. Class B shares	(29)	Discounted cash flow	Timing of the resolution of the Covered Litigation	6/30/2013 - 6/30/2015		NM

(a)	Based on historical and implied volatilities of comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The following tables represent those assets that were subject to fair value adjustments during the quarters ended June 30, 2012 and 2011 and still held as of the end of the period, and the related losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

					Total Losses	Total Losses
	Fair Value Measurements Using				For the three months ended June 30, 2012	For the six months ended June 30, 2012
As of June 30, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total
Commercial loans held for sale(a)	$—	—	8	8	(5)	(6)
Commercial and industrial loans	—	—	77	77	(25)	(56)
Commercial mortgage loans	—	—	95	95	(16)	(29)
Commercial construction loans	—	—	26	26	(5)	(16)
MSRs	—	—	736	736	(60)	(49)
OREO property	—	—	134	134	(22)	(45)

Total	$—	—	1,076	1,076	(133)	(201)

					Total Losses	Total Losses
	Fair Value Measurements Using				For the three months	For the six months
As of June 30, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total	ended June 30, 2011	ended June 30, 2011
Commercial loans held for sale(a)	$—	—	17	17	(9)	(25)
Commercial and industrial loans	—	—	115	115	(114)	(199)
Commercial mortgage loans	—	—	109	109	(22)	(53)
Commercial construction loans	—	—	35	35	(19)	(38)
MSRs	—	—	847	847	(63)	(27)
OREO property	—	—	153	153	(32)	(109)

Total	$—	—	1,276	1,276	(259)	(451)

(a)	Includes commercial nonaccrual loans held for sale.

The following table presents information as of June 30, 2012 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$8	Discounted cash flow	Appraised value	NM	NM
			Cost to sell	NM	10.0%

Commercial and industrial loans	77	Discounted cash flow	Default rates	100%	NM
			Collateral value	NM	NM
			Loss severities	0 -100%	15.7%
Commercial mortgage loans	95	Discounted cash flow	Default rates	100%	NM
			Collateral value	NM	NM
			Loss severities	0 -100%	9.4%

Commercial construction loans	26	Discounted cash flow	Default rates	100%	NM
			Collateral value	NM	NM
			Loss severities	0 -62.8%	3.6%

					(Fixed) 15.2%
MSRs	736	Discounted cash flow	Prepayment speed	0 -100%	(Adjustable) 27.1%
					(Fixed) 10.6%
			Discount rates	9.4 -18.0%	(Adjustable) 11.7%

OREO property	134	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

During the second quarter of 2012, the Bancorp transferred $3 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at fair value. These loans, along with existing commercial loans held for sale, had fair value adjustments totaling $5 million and $6 million, respectively, for the three and six months ended June 30, 2012 and were based on discounted cash flow models incorporating appraisals of the underlying collateral. Therefore, these loans were classified within Level 3 of the valuation hierarchy. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. The Accounting Department determines the procedures for valuation of commercial HFS loans which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year-old are updated and the Real Estate Valuation group, which reports to the Chief Credit Officer, in conjunction with the Commercial Line of Business review the third party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance Department, which reports to the Bancorp Chief Financial Officer, in conjunction with Accounting review all loan appraisal values, carry values and vintages.

Commercial loans held for investment

During the first half of 2012 and 2011, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage and commercial construction loans held for investment. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and were classified within Level 3 of the valuation hierarchy. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table.

MSRs

MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, discount rates and weighted average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 9 for further information on the assumptions used in the valuation of the Bancorp’s MSRs. The Secondary Marketing Department and Treasury Department are responsible for determining the valuation methodology for MSRs. Representatives from Secondary Marketing, Treasury, Accounting and Risk Management are responsible for reviewing key assumptions used in the internal discounted cash flow model. Two external valuations of the MSR portfolio are obtained from third parties that use valuation models in order to assess the reasonableness of the internal discounted cash flow model. Additionally, the Bancorp participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the MSR valuation process and the resulting MSR prices.

OREO

During the first half of 2012 and 2011, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses are primarily due to declines in real estate values of the OREO properties. These losses include $3 million and $9 million in losses, recorded as charge-offs, on new OREO properties transferred from loans during the three and six months ended June 30, 2012, respectively, and $19 million and $36 million in losses for the three and six months ended June 30, 2012, recorded in other noninterest income, attributable to fair value

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

adjustments on OREO properties subsequent to their transfer from loans. Such fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

Fair Value Option

The Bancorp elected to measure certain residential mortgage loans held for sale under the fair value option as allowed under U.S. GAAP. Electing to measure residential mortgage loans held for sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and maintained in the Bancorp’s loan portfolio. In such cases, the loans will continue to be measured at fair value.

Fair value changes included in earnings for each of the three and six months ended June 30, 2012 for instruments held at June 30, 2012 for which the fair value option was elected including changes in fair value of the underlying IRLCs included gains of $97 million. Additionally, fair value changes included in earnings for the three and six months ended June 30, 2012 for instruments for which the fair value option was elected but are no longer held by the Bancorp at June 30, 2012 included gains of $109 million and $267 million, respectively. Fair value changes included in earnings for each of the three and six months ended June 30, 2011 for instruments held at June 30, 2011 for which the fair value option was elected including changes in fair value of the underlying IRLCs included gains of $35 million. Additionally, fair value changes included in earnings for the three and six months ended June 30, 2011 for instruments for which the fair value option was elected but are no longer held by the Bancorp at June 30, 2011 included gains of $41 and $73 million, respectively. These gains and losses are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $3 million at June 30, 2012, $3 million at December 31, 2011 and $4 million at June 30, 2011. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2012
Residential mortgage loans measured at fair value	$1,864	1,767	97
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	—	—	—

December 31, 2011
Residential mortgage loans measured at fair value	2,816	2,693	123
Past due loans of 90 days or more	4	5	(1)
Nonaccrual loans	—	—	—

June 30, 2011
Residential mortgage loans measured at fair value	1,037	1,002	35
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	—	—	—

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying	Fair Value Measurements Using			Total
As of June 30, 2012 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,393	2,393	—	—	2,393
Other securities	843	—	843	—	843
Held-to-maturity securities	305	—	—	305	305
Other short-term investments	1,964	1,964	—	—	1,964
Loans held for sale	75	—	—	75	75
Portfolio loans and leases:
Commercial and industrial loans	31,771	—	—	32,928	32,928
Commercial mortgage loans	9,279	—	—	8,519	8,519
Commercial construction loans	773	—	—	622	622
Commercial leases	3,393	—	—	3,283	3,283
Residential mortgage loans(a)	11,121	—	—	11,144	11,144
Home equity	10,208	—	—	9,917	9,917
Automobile loans	11,702	—	—	11,672	11,672
Credit card	1,853	—	—	1,999	1,999
Other consumer loans and leases	288	—	—	305	305
Unallocated allowance for loan and lease losses	(121)	—	—	—	—

Total portfolio loans and leases, net(a)	$80,267	—	—	80,389	80,389

Financial liabilities:
Deposits	84,273		84,385	—	84,385
Federal funds purchased	641	641	—	—	641
Other short-term borrowings	4,613	—	4,613	—	4,613
Long-term debt	9,685	8,314	2,097	—	10,411

(a)	Excludes $76 of residential mortgage loans measured at fair value on a recurring basis.

	Net Carrying
As of December 31, 2011 ($ in millions)	Amount	Fair Value
Financial assets:
Cash and due from banks	$2,663	2,663
Other securities	842	842
Held-to-maturity securities	322	322
Other short-term investments	1,781	1,781
Loans held for sale	203	203
Portfolio loans and leases:
Commercial and industrial loans	29,854	30,300
Commercial mortgage loans	9,697	8,870
Commercial construction loans	943	791
Commercial leases	3,451	3,237
Residential mortgage loans(a)	10,380	9,978
Home equity	10,524	9,737
Automobile loans	11,784	11,747
Credit card	1,872	1,958
Other consumer loans and leases	329	346
Unallocated allowance for loan and lease losses	(136)	—

Total portfolio loans and leases, net(a)	$78,698	76,964

Financial liabilities:
Deposits	85,710	85,599
Federal funds purchased	346	346
Other short-term borrowings	3,239	3,239
Long-term debt	9,682	10,197

(a)	Excludes $65 of residential mortgage loans measured at fair value on a recurring basis.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying
As of June 30, 2011 ($ in millions)	Amount	Fair Value
Financial assets:
Cash and due from banks	$2,380	2,380
Other securities	841	841
Held-to-maturity securities	344	344
Other short-term investments	1,370	1,370
Loans held for sale	207	207
Portfolio loans and leases:
Commercial and industrial loans	27,022	28,447
Commercial mortgage loans	9,748	9,252
Commercial construction loans	1,670	1,328
Commercial leases	3,232	2,917
Residential mortgage loans(a)	9,522	8,617
Home equity	10,817	9,660
Automobile loans	11,254	11,301
Credit card	1,720	1,795
Other consumer loans and leases	439	482
Unallocated allowance for loan and lease losses	(130)	—

Total portfolio loans and leases, net(a)	$75,294	73,799

Financial liabilities:
Deposits	80,598	80,770
Federal funds purchased	403	403
Other short-term borrowings	2,702	2,702
Long-term debt	10,152	10,675

(a)	Excludes $59 million of residential mortgage loans measured at fair value on a recurring basis.

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

The Bancorp manages interest rate risk centrally at the corporate level by employing a FTP methodology. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through loan originations and deposit taking. The

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the U.S. swap curve. Matching duration allocates interest income and interest expense to each segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the Bancorp benefits from the widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit-providing businesses, such as Branch Banking and Investment Advisors, on a duration-adjusted basis. The net impact of the FTP methodology is captured in General Corporate and Other.

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for DDAs is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2012 to reflect the current market rates and updated market assumptions. These rates were lower than those in place during 2011, thus net interest income for deposit providing businesses was negatively impacted during 2012.

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

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Three months ended June 30, 2012
Net interest income	$348	342	77	29	99	—		895
Provision for loan and lease losses	61	69	49	2	(110)	—		71

Net interest income after provision for loan
and lease losses	287	273	28	27	209	—		824
Noninterest income:
Mortgage banking net revenue	—	4	179	—	—	—		183
Service charges on deposits	54	75	—	1	—	—		130
Corporate banking revenue	97	4	—	1	—	—		102
Investment advisory revenue	2	32	—	91	—	(32	)(a)	93
Card and processing revenue	12	70	—	1	(19)	—		64
Other noninterest income	12	20	10	4	57	—		103
Securities gains, net	—	—	—	—	3	—		3
Securities gains, net—non-qualifying hedges on mortgage servicing rights	—	—	—	—	—	—		—

Total noninterest income	177	205	189	98	41	(32)		678
Noninterest expense:
Salaries, wages and incentives	56	113	47	35	142	—		393
Employee benefits	9	30	9	6	30	—		84
Net occupancy expense	5	47	2	3	17	—		74
Technology and communications	2	1	—	—	45	—		48
Card and processing expense	1	29	—	—	—	—		30
Equipment expense	—	13	—	—	14	—		27
Other noninterest expense	196	168	108	68	(227)	(32)		281

Total noninterest expense	269	401	166	112	21	(32)		937

Income before income taxes	195	77	51	13	229	—		565
Applicable income tax expense	32	27	18	5	98	—		180

Net income	163	50	33	8	131	—		385
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—		—

Net income attributable to Bancorp	163	50	33	8	131	—		385
Dividends on preferred stock	—	—	—	—	9	—		9

Net income available to common shareholders	$163	50	33	8	122	—		376

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$46,691	48,156	23,538	7,721	(8,563)	—		117,543

(a) Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Three months ended June 30, 2011
Net interest income	$334	359	81	28	62	—		864
Provision for loan and lease losses	147	98	55	4	(191)	—		113

Net interest income after provision for loan and lease losses	187	261	26	24	253	—		751
Noninterest income:
Mortgage banking net revenue	—	2	160	—	—	—		162
Service charges on deposits	52	73	—	1	—	—		126
Corporate banking revenue	90	4	—	1	—	—		95
Investment advisory revenue	3	29	—	92	—	(29	)(a)	95
Card and processing revenue	10	86	—	1	(8)	—		89
Other noninterest income	8	19	7	—	49	—		83
Securities gains, net	—	—	—	—	6	—		6
Securities gains, net—non-qualifying hedges on mortgage servicing rights	—	—	—	—	—	—		—

Total noninterest income	163	213	167	95	47	(29)		656
Noninterest expense:
Salaries, wages and incentives	50	115	31	36	133	—		365
Employee benefits	10	33	8	6	22	—		79
Net occupancy expense	5	46	2	3	19	—		75
Technology and communications	3	1	1	—	43	—		48
Card and processing expense	1	28	—	—	—	—		29
Equipment expense	1	13	—	—	14			28
Other noninterest expense	206	155	105	59	(219)	(29)		277

Total noninterest expense	276	391	147	104	12	(29)		901

Income before income taxes	74	83	46	15	288	—		506
Applicable income tax (benefit) expense	(14)	29	16	5	133	—		169

Net income	88	54	30	10	155	—		337
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—		—

Net income attributable to Bancorp	88	54	30	10	155	—		337
Dividends on preferred stock	—	—	—	—	9	—		9

Net income available to common shareholders	$88	54	30	10	146	—		328

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$43,571	46,961	22,044	6,833	(8,604)	—		110,805

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Six months ended June 30, 2012
Net interest income	$696	677	157	57	206	—		1,793
Provision for loan and lease losses	137	155	103	6	(239)	—		162

Net interest income after provision for loan and lease losses	559	522	54	51	445	—		1,631
Noninterest income:
Mortgage banking net revenue	—	6	380	1	—	—		387
Service charges on deposits	109	149	—	2	—	—		260
Corporate banking revenue	190	7	—	2	—	—		199
Investment advisory revenue	4	64	—	185	1	(64	)(a)	190
Card and processing revenue	23	130	—	2	(33)	—		122
Other noninterest income	28	39	20	4	188	—		279
Securities gains, net	—	—	—	—	11	—		11
Securities gains, net—non-qualifying hedges on mortgage servicing rights	—	—	—	—	—	—		—

Total noninterest income	354	395	400	196	167	(64)		1,448
Noninterest expense:
Salaries, wages and incentives	113	226	91	69	293	—		792
Employee benefits	24	67	21	15	68	—		195
Net occupancy expense	11	93	4	6	37	—		151
Technology and communications	4	2	—	—	89	—		95
Card and processing expense	2	57	—	—	1	—		60
Equipment expense	1	26	—	—	28	—		55
Other noninterest expense	402	324	213	132	(444)	(64)		563

Total noninterest expense	557	795	329	222	72	(64)		1,911

Income before income taxes	356	122	125	25	540	—		1,168
Applicable income tax expense	51	43	44	9	205	—		352

Net income	305	79	81	16	335	—		816
Less: Net income attributable to noncontrolling interest	—	—	—	—	1	—		1

Net income attributable to Bancorp	305	79	81	16	334	—		815
Dividends on preferred stock	—	—	—	—	18	—		18

Net income available to common shareholders	$305	79	81	16	316	—		797

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$46,691	48,156	23,538	7,721	(8,563)	—		117,543

(a) Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate	Eliminations		Total
Six months ended June 30, 2011
Net interest income	$662	698	171	56	156	—		1,743
Provision for loan and lease losses	299	214	149	9	(390)	—		281

Net interest income after provision for loan and lease losses	363	484	22	47	546	—		1,462
Noninterest income:
Mortgage banking net revenue	—	4	259	1	—	—		264
Service charges on deposits	101	147	—	2	—	—		250
Corporate banking revenue	172	7	—	1	1	—		181
Investment advisory revenue	6	58	—	187	—	(58	)(a)	193
Card and processing revenue	19	163	—	2	(15)	—		169
Other noninterest income	40	38	17	—	69	—		164
Securities gains, net	—	—	—	—	14	—		14
Securities gains, net—non-qualifying hedges on mortgage servicing rights	—	—	5	—	—	—		5

Total noninterest income	338	417	281	193	69	(58)		1,240
Noninterest expense:
Salaries, wages and incentives	95	229	64	70	258	—		716
Employee benefits	22	68	19	15	52	—		176
Net occupancy expense	10	92	4	5	41	—		152
Technology and communications	6	2	1	1	83	—		93
Card and processing expense	2	55	—	—	1	—		58
Equipment expense	1	25	—	—	31	—		57
Other noninterest expense	408	319	208	121	(431)	(58)		567

Total noninterest expense	544	790	296	212	35	(58)		1,819

Income before income taxes	157	111	7	28	580	—		883
Applicable income tax (benefit) expense	(13)	38	2	10	244	—		281

Net income	170	73	5	18	336	—		602
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—		—

Net income attributable to Bancorp	170	73	5	18	336	—		602
Dividends on preferred stock	—	—	—	—	185	—		185

Net income available to common shareholders	$170	73	5	18	151	—		417

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$43,571	46,961	22,044	6,833	(8,604)	—		110,805

(a) Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

21. Subsequent Events

Redemption of TruPS

On July 2, 2012, the Bancorp announced that it submitted redemption notices to the trustee for redemption on August 15, 2012, of all $575 million of the outstanding TruPS issued by Fifth Third Capital Trust V. The Fifth Third Capital Trust V securities have a current distribution rate of 7.25% and a scheduled maturity date of August 15, 2067, although they may be redeemed at any time on or after August 15, 2012. The redemption price will be $25 per security, which reflects 100% of the liquidation amount, plus accrued and unpaid distributions to the actual redemption date of $0.453125 per security. Additionally, as of June 30, 2012, the Bancorp had $17 million in remaining unamortized debt issuances costs associated with the Fifth Third Capital Trust V issuance that will be recognized as a loss on extinguishment upon redemption of the TruPS in the third quarter of 2012. The redemptions will be funded with available cash.

On July 9, 2012, the Bancorp announced that it submitted redemption notices to the trustee for redemption of the outstanding TruPS issued by Fifth Third Capital Trust VI, and on August 8, 2012, the Bancorp redeemed all $862.5 million of the outstanding TruPS issued by Fifth Third Capital Trust VI. The securities had a distribution rate of 7.25% and a scheduled maturity date of November 15, 2067. Pursuant to the terms of the TruPS, the securities of Fifth Third Capital Trust VI were redeemable within ninety days of a Capital Treatment Event. The Bancorp has determined that a Capital Treatment Event occurred upon the authorization for publication in the Federal Register of a Joint Notice of Proposed Rulemaking by the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Comptroller of the Currency addressing, among other matters, Section 171 of the Dodd-Frank Act of 2010 and providing detailed information regarding the cessation of Tier I capital treatment for outstanding TruPS. The redemption price was $25 per security, which reflected 100% of the liquidation amount, plus accrued and unpaid distributions to the actual redemption date of $0.422917 per security. The Bancorp recognized a $9 million loss on extinguishment of these TruPS on August 8, 2012 which will be reflected in the Bancorp’s Condensed Consolidated Financial Statements for the quarter ending September 30, 2012. The redemptions were funded with available cash.

The pro forma regulatory capital ratios, including the impact of the redemptions of the aforementioned TruPS, for the Bancorp as of June 30, 2012 are as follows:

	As of June 30, 2012	Pro Forma Ratio
Tier I risk-based capital	12.31%	10.95%
Total risk-based capital	16.24	14.89
Tier I leverage	11.39	10.14

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the second quarter of 2012 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the second quarter of 2012.

Defaults Upon Senior Securities (Item 3)

None.

Mine Safety Disclosures (Item 4)

Not applicable.

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Third Amended Articles of Incorporation of Fifth Third Bancorp, as amended.

3.2	Amended Code of Regulations of Fifth Third Bancorp as of April 17, 2012.

10.1	Description of Vantiv, Inc. Director Compensation for Paul L. Reynolds and Greg D. Carmichael. Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. On May 10, 2012, Daniel T. Poston was elected as a Class B Director of Vantiv, Inc. to replace Paul L. Reynolds. Mr. Poston will be subject to a substantially similar compensation arrangement as described in Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.*

10.2	Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated April 23, 2012 between Fifth Third Bancorp and Goldman, Sachs & Co.**

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail***.

*	Denotes management contract or compensatory plan or arrangement.

**	An application for confidential treatment for selected portions of this exhibit has been filed with the Securities and Exchange Commission.

***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 8, 2012	/s/ Daniel T. Poston
Daniel T. Poston
Executive Vice President and
Chief Financial Officer