Form 10-Q
period 2012-09-30
FIFTH THIRD BANCORP
filed 2012-11-07
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

There were 897,467,318 shares of the Registrant’s common stock, without par value, outstanding as of September 30, 2012.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties from the separation of or the results of operations of Vantiv, LLC from Fifth Third; (21) loss of income from any sale or potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth; (22) ability to secure confidential information through the use of computer systems and telecommunications networks; and (23) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.

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

BPO: Broker Price Opinion

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

LIBOR: London InterBank Offered Rate

LLC: Limited Liability Company

LTV: Loan-to-Value

MD&A: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSR: Mortgage Servicing Right

NII: Net Interest Income

NM: Not Meaningful

OCC: Office of the Comptroller of the Currency

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

VaR: Value-at-risk

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

TABLE 1: Selected Financial Data

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions, except for per share data)	2012	2011	% Change	2012	2011	% Change
Income Statement Data
Net interest income(a)	$907	902	1	$2,709	2,655	2
Noninterest income	671	665	1	2,119	1,905	11
Total revenue(a)	1,578	1,567	1	4,828	4,560	6
Provision for loan and lease losses	65	87	(25)	227	368	(38)
Noninterest expense	1,006	946	6	2,918	2,765	6
Net income attributable to Bancorp	363	381	(5)	1,178	983	20
Net income available to common shareholders	354	373	(5)	1,152	789	46

Common Share Data
Earnings per share, basic	$0.39	0.41	(5)	$1.26	0.87	45
Earnings per share, diluted	0.38	0.40	(5)	1.23	0.86	43
Cash dividends per common share	0.10	0.08	25	0.26	0.20	30
Book value per share	14.84	13.73	8	14.84	13.73	8
Market value per share	15.51	10.10	54	15.51	10.10	54

Financial Ratios (%)
Return on assets	1.23%	1.34	(8)	1.34%	1.18	14
Return on average common equity	10.4	11.9	(12)	11.6	8.8	32
Dividend payout ratio	25.6	19.5	31	20.6	23.0	(10)
Average equity as a percent of average assets	11.82	11.33	4	11.65	11.41	2
Tangible common equity(b)	9.10	8.63	5	9.10	8.63	5
Net interest margin(a)	3.56	3.65	(2)	3.58	3.66	(2)
Efficiency(a)	63.7	60.4	5	60.4	60.6	—

Credit Quality
Net losses charged off	$156	262	(40)	$557	933	(40)
Net losses charged off as a percent of average loans and leases(d)	0.75%	1.32	(43)	0.90%	1.60	(44)
ALLL as a percent of portfolio loans and leases	2.32	3.08	(25)	2.32	3.08	(25)
Allowance for credit losses as a percent of portfolio loans and leases(c)	2.53	3.32	(24)	2.53	3.32	(24)
Nonperforming assets as a percent of loans, leases and other assets, including other real estate owned(d)	1.73	2.44	(29)	1.73	2.44	(29)

Average Balances
Loans and leases, including held for sale	$84,829	80,013	6	$84,367	79,517	6
Total securities and other short-term investments	16,588	18,142	(9)	16,829	17,545	(4)
Total assets	117,521	113,295	4	117,168	111,789	5
Transaction deposits(e)	77,498	72,214	7	77,418	71,302	9
Core deposits(f)	81,722	78,222	4	81,795	78,000	5
Wholesale funding(g)	17,431	17,932	(3)	17,188	16,936	2
Bancorp shareholders’ equity	13,887	12,841	8	13,650	12,752	7

Regulatory Capital Ratios (%)
Tier I risk-based capital	10.85%	11.96	(9)	10.85%	11.96	(9)
Total risk-based capital	14.76	16.25	(9)	14.76	16.25	(9)
Tier I leverage	10.09	11.08	(9)	10.09	11.08	(9)
Tier I common equity(b)	9.67	9.33	4	9.67	9.33	4

(a)	Amounts presented on an FTE basis. The FTE adjustment for the three months ended September 30, 2012 and 2011 was $4, and for the nine months ended September 30, 2012 and 2011 was $13 and $14, respectively.
(b)	The tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of the MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2012, the Bancorp had $117.5 billion in assets, operated 15 affiliates with 1,320 full-service Banking Centers, including 104 Bank Mart® locations open seven days a week inside select grocery stores, and 2,404 ATMs in 12 states throughout the Midwestern and Southeastern regions of the United States. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has an approximate 39% interest in Vantiv Holding, LLC.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document as well as the 2011 Form 10-K. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, see the Glossary of Terms in this report for a list of acronyms included as a tool for the reader of this quarterly report on Form 10-Q. The acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended September 30, 2012, net interest income, on an FTE basis, and noninterest income provided 57% and 43% of total revenue, respectively. The Bancorp derives the majority of its revenues within the United States from customers domiciled in the United States. Revenue from foreign countries and external customers domiciled in foreign countries is immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

Net interest income is the difference between interest income earned on assets such as loans, leases and securities, and interest expense incurred on liabilities such as deposits, short-term borrowings and long-term debt. Net interest income is affected by the general level of interest rates, the relative level of short-term and long-term interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Bancorp earns on its assets and pays on its liabilities are established for a period of time. The change in market interest rates over time exposes the Bancorp to interest rate risk through potential adverse changes to net interest income and financial position. The Bancorp manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Bancorp enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks. The Bancorp is also exposed to the risk of losses on its loan and lease portfolio, as a result of changing expected cash flows caused by borrower credit events, such as, loan defaults and inadequate collateral due to a weakened economy within the Bancorp’s footprint.

Noninterest income is derived primarily from mortgage banking net revenue, service charges on deposits, corporate banking revenue, investment advisory revenue and card and processing revenue. Noninterest expense is primarily driven by personnel costs, net occupancy expenses, and technology and communications costs.

Senior Notes Offerings

On March 7, 2012, the Bancorp issued $500 million of Senior Notes to third party investors, and entered into a Supplemental Indenture with Wilmington Trust Company, as Trustee, which modified the existing Indenture for Senior Debt Securities dated as of April 30, 2008. The Supplemental Indenture and the Indenture define the rights of the Senior Notes, which Senior Notes are represented by a Global Security dated as of March 7, 2012. The Senior Notes bear a fixed rate of interest of 3.50% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amount of the notes will be due upon maturity on March 15, 2022. The notes will not be subject to the redemption at the Bancorp’s option at any time until 30 days prior to maturity. For additional information regarding long-term debt, see Note 12 of the Notes to the Condensed Consolidated Financial Statements.

CCAR Results

On March 13, 2012, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2012 CCAR. The FRB indicated to the Bancorp that it did not object to the following capital actions: a continuation of its quarterly common dividend of $0.08 per share; the redemption of up to $1.4 billion in certain TruPS; and the repurchase of common shares in an amount equal to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common shares by either the Bancorp or Vantiv, Inc. The FRB indicated to the Bancorp that it did object to other elements of its capital plan, including increases in its quarterly common dividend and the initiation of common share repurchases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp resubmitted its capital plan to the FRB in the second quarter of 2012. The resubmitted plan included capital actions and distributions for the covered period through March 31, 2013 that were substantially similar to those included in the original submission, with adjustments primarily reflecting the change in the expected timing of capital actions and distributions relative to the timing assumed in the original submission. On August 21, 2012, the Bancorp announced the FRB did not object to the Bancorp’s resubmitted capital plan which included the potential increase of the quarterly common stock dividend to $0.10 in the third quarter of 2012 and the repurchases of common shares of up to $600 million through the first quarter of 2013, in addition to any incremental repurchase of common shares related to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common shares by either the Bancorp or Vantiv, Inc. As a result, the Board of Directors authorized the Bancorp to repurchase up to 100 million common shares in the open market or in privately negotiated transactions. As part of the authorization to acquire its shares, the Bancorp entered into a contract with a counterparty to repurchase up to $350 million of the Bancorp’s shares of common stock. See additional information on the accelerated share repurchases below. In addition, in the third quarter of 2012 the Bancorp declared a quarterly common dividend of $0.10 per share, an increase of $0.02 per share from the second quarter of 2012.

Accelerated Share Repurchase Transactions

On April 23, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 4,838,710 shares, or approximately $75 million, of its outstanding common stock on April 26, 2012. As part of this transaction, the Bancorp entered into a forward contract in which the final number of shares to be delivered at settlement of the accelerated share repurchase transaction was based on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. The accelerated share repurchase was treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. At settlement of the forward contract on June 1, 2012, the Bancorp received an additional 631,986 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

On August 23, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 21,531,100 shares, or approximately $350 million, of its outstanding common stock. As part of this transaction, the Bancorp entered into a forward contract in which the final number of shares to be delivered at settlement of the accelerated share repurchase transaction was based on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. The accelerated share repurchase was treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. At settlement of the forward contract on October 24, 2012, the Bancorp received an additional 1,444,047 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

Redemption of TruPS

In connection with the 2012 CCAR results, the Bancorp redeemed all $862.5 million of the outstanding TruPS issued by Fifth Third Capital Trust VI on August 8. These securities had a distribution rate of 7.25% and a scheduled maturity date of November 15, 2067. Pursuant to the terms of the TruPS, the securities of Fifth Third Capital Trust VI were redeemable within ninety days of a Capital Treatment Event. The Bancorp determined that a Capital Treatment Event occurred upon the authorization for publication in the Federal Register of a Joint Notice of Proposed Rulemaking by the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Comptroller of the Currency addressing, among other matters, Section 171 of the Dodd-Frank Act of 2010 and providing detailed information regarding the cessation of Tier I capital treatment for outstanding TruPS. The redemption price was $25 per security, which reflected 100% of the liquidation amount, plus accrued and unpaid distributions through the actual redemption date of $0.422917 per security. The Bancorp recognized a $9 million loss on extinguishment of these TruPS on August 8, 2012 which was reflected in the Bancorp’s Condensed Consolidated Financial Statements for the quarter ended September 30, 2012.

Additionally, the Bancorp redeemed all $575 million of the outstanding TruPS issued by Fifth Third Capital Trust V on August 15, 2012. The Fifth Third Capital Trust V securities had a distribution rate of 7.25% and a scheduled maturity date of August 15, 2067, and were redeemable at any time on or after August 15, 2012. The redemption price was $25 per security, which reflected 100% of the liquidation amount, plus accrued and unpaid distributions through the actual redemption date of $0.453125 per security. The Bancorp recognized a $17 million loss on extinguishment of these TruPS on August 15, 2012 which was reflected in the Bancorp’s Condensed Consolidated Financial Statements for the quarter ended September 30, 2012.

Vantiv, Inc. IPO

On June 30, 2009, the Bancorp completed the sale of a majority interest in its processing business to Advent International. As part of this transaction, the processing business was contributed into a partnership now known as Vantiv Holding, LLC. Vantiv, Inc., formed by Advent International and owned by certain funds managed by Advent International, acquired an approximate 51% interest in Vantiv Holding, LLC for cash and warrants. The Bancorp retained the remaining approximate 49% interest in Vantiv Holding, LLC.

During the first quarter of 2012, Vantiv, Inc. priced an IPO of its shares and contributed the net proceeds to Vantiv Holding, LLC for additional ownership interests. As a result of this offering, the Bancorp’s ownership of Vantiv Holding, LLC was reduced to approximately 39% and will continue to be accounted for as an equity method investment in the Condensed Consolidated Financial Statements. The Bancorp’s investment in Vantiv Holding, LLC was $651 million as of September 30, 2012. The impact of the capital contributions to Vantiv Holding, LLC and the resulting dilution in the Bancorp’s interest resulted in the recognition of a pre-tax gain of $115 million ($75 million after-tax) by the Bancorp in the first quarter of 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2012, the Bancorp continued to hold approximately 84 million units of Vantiv Holding, LLC and a warrant to purchase approximately 20 million incremental Vantiv Holding, LLC non-voting units, both of which may be exchanged for common stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc’s option for cash. In addition, the Bancorp holds approximately 84 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions.

Legislative Developments

On July 21, 2010, the Dodd-Frank Act was signed into federal law. This act implements changes to the financial services industry and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The legislation establishes a CFPB responsible for implementing and enforcing compliance with consumer financial laws, changes the methodology for determining deposit insurance assessments, gives the FRB the ability to regulate and limit interchange rates charged to merchants for the use of debit cards, enacts new limitations on proprietary trading, broadens the scope of derivative instruments subject to regulation, requires on-going stress tests and the submission of annual capital plans for certain organizations and requires changes to regulatory capital ratios. This act also calls for federal regulatory agencies to conduct multiple studies over the next several years in order to implement its provisions.

The Bancorp was impacted by a number of the components of the Dodd-Frank Act which were implemented during 2011. The CFPB began operations on July 21, 2011 and holds primary responsibility for regulating consumer protection by enforcing existing consumer laws, writing new consumer legislation, conducting bank examinations, monitoring and reporting on markets, as well as collecting and tracking consumer complaints. The FRB final rule implementing the Dodd-Frank Act’s “Durbin Amendment,” which limits debit card interchange fees, was issued on July 21, 2011 for transactions occurring after September 30, 2011. The final rule established a cap on the fees banks with more than $10 billion in assets can charge merchants for debit card transactions. The fee was set at $0.21 per transaction plus an additional 5 bps of the transaction amount and $0.01 to cover fraud losses. The FRB repealed Regulation Q as mandated by the Dodd-Frank Act on July 21, 2011. Regulation Q was implemented as part of the Glass-Steagall Act in the 1930’s and provided a prohibition against the payment of interest on demand deposits. While the total impact of the fully implemented Dodd-Frank Act on the Bancorp is not currently known, the impact is expected to be substantial and may have an adverse impact on the Bancorp’s financial performance and growth opportunities.

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

Earnings Summary

The Bancorp’s net income available to common shareholders for the third quarter of 2012 was $354 million, or $0.38 per diluted share, which was net of $9 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the third quarter of 2011 was $373 million, or $0.40 per diluted share, which was net of $8 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2012 was $1.2 billion, or $1.23 per diluted share, which was net of $26 million in preferred stock dividends. For the nine months ended September 30, 2011, the Bancorp’s net income available to common shareholders was $789 million, or $0.86 per diluted share, which was net of $194 million in preferred stock dividends. The preferred stock dividends for the nine months ended September 30, 2011 included $153 million in discount accretion resulting from the Bancorp’s repurchase of Series F preferred stock.

Net interest income increased one percent to $907 million for the quarter ended September 30, 2012 compared to $902 million in the third quarter of 2011. Net interest income was positively impacted by a $4.8 billion increase in average loans and leases for the three months ended September 30, 2012 compared to the same period in 2011, a 19 bps decrease in the average rate paid on interest-bearing liabilities compared to the third quarter of 2011 and a mix shift to lower cost deposit products. These effects were partially offset by a 25 bps decrease in the average yield on interest-earning assets. Net interest income was $2.7 billion for both the nine months ended September 30, 2012 and 2011. Net interest income was positively impacted by a $4.9 billion increase in average loans and leases for the nine months ended September 30, 2012 compared to the same period in 2011, a 23 bps decrease in the average rate paid on interest-bearing liabilities compared to the nine months ended September 30, 2011 and a mix shift to lower cost deposit products. These effects were partially offset by a 27 bps decrease in the average yield on interest-earning assets. Net interest margin was 3.56% and 3.58% for the three and nine months ended September 30, 2012, respectively, compared to 3.65% and 3.66% for the same periods in the prior year.

Noninterest income increased $6 million, or one percent, in the third quarter of 2012 compared to the same period in the prior year. The increase from the third quarter of 2011 was primarily due to an increase in mortgage banking net revenue, corporate banking revenue and other noninterest income partially offset by a decrease in net securities gains and card and processing revenue. Mortgage banking net revenue increased $22 million, or 13%, primarily due to an increase in origination fees and gains on loan sales partially offset by an increase in losses on net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge the MSR portfolio. Corporate banking revenue increased $14 million, or 16%, primarily due to an increase in syndication fees and lease remarketing fees. Other noninterest income increased $14 million, or 22%, due to a gain recognized on the sale of certain FTAM funds, a decrease in the loss on sale

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

of OREO, an increase in equity method income related to the Bancorp’s ownership interest in Vantiv Holding, LLC and an increase in income related to the Visa total return swap. These benefits were partially offset by negative valuation adjustments on the warrants issued as part of the Bancorp’s sale of its processing business. Net securities gains decreased $24 million, or 92%, primarily due to lower gains on sale of available-for-sale securities in the third quarter of 2012 compared to the same period in 2011. Card and processing revenue decreased $13 million, or 17%, primarily as the result of the impact of the implementation of the Dodd-Frank Act’s debit card interchange fee cap in the fourth quarter of 2011. Noninterest income increased $214 million, or 11%, for the nine months ended September 30, 2012 compared to the same period in 2011. The increase from the nine months ended September 30, 2011 was primarily due to an increase in mortgage banking net revenue and other noninterest income partially offset by a decrease in card and processing revenue. Mortgage banking net revenue increased $146 million, or 33%, primarily due to an increase in origination fees and gains on loan sales partially offset by an increase in losses on net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge the MSR portfolio. Other noninterest income increased $133 million, or 59%, primarily due to a $115 million gain from the Vantiv, Inc. IPO recognized in the first quarter of 2012 and a $58 million increase in gains on the valuation of warrants and put options issued as part of the Bancorp’s sale of its processing business. These impacts were partially offset by a $61 million decrease in card and processing revenue primarily as a result of the implementation of the Dodd-Frank Act’s debit card interchange fee cap in the fourth quarter of 2011.

Noninterest expense increased $60 million, or six percent, in the third quarter of 2012 and increased $153 million, or six percent, for the nine months ended September 30, 2012 compared to the same periods in 2011. The increase for both periods was primarily due to increases of $39 million and $134 million, respectively, in total personnel costs.

Credit Summary

The Bancorp does not originate subprime mortgage loans and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. Over the last few years, the Bancorp has continued to be negatively affected by high unemployment rates, weakened housing markets, particularly in Michigan and Florida, and a challenging credit environment. Credit trends have improved recently, and as a result, the provision for loan and lease losses decreased to $65 million and $227 million for the three and nine months ended September 30, 2012 compared to $87 million and $368 million, respectively, for the same periods in 2011. In addition, net charge-offs as a percent of average loans and leases decreased to 0.75% during the third quarter of 2012 compared to 1.32% during the third quarter of 2011 and decreased to 0.90% for the nine months ended September 30, 2012 compared to 1.60% for the nine months ended September 30, 2011. At September 30, 2012, nonperforming assets as a percent of loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 1.73%, compared to 2.23% at December 31, 2011 and 2.44% at September 30, 2011. For further discussion on credit quality, see the Credit Risk Management section in MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System. As of September 30, 2012, the Tier I risk-based capital ratio was 10.85%, the Tier I leverage ratio was 10.09% and the total risk-based capital ratio was 14.76%.

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

The banking regulators issued proposed capital rules (Basel III) in June of 2012 that would substantially amend the existing risk-based capital rules (Basel I) for banks. The Bancorp believes providing an estimate of its capital position based upon its interpretation of these proposed rules is important to complement the existing capital ratios and for comparability to other financial institutions. Since these rules are in proposal stage, they are considered non-GAAP measures and therefore are included in the following non-GAAP financial measures table.

Pre-provision net revenue is net interest income plus noninterest income minus noninterest expense. The Bancorp believes this measure is important because it provides a ready view of the Bancorp’s earnings before the impact of provision expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles non-GAAP financial measures to U.S. GAAP as of or for the three months ended:

TABLE 2: Non-GAAP Financial Measures

($ in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Income before income taxes (U.S. GAAP)	$503	418	530
Add: Provision expense (U.S. GAAP)	65	55	87

Pre-provision net revenue	568	473	617
Net income available to common shareholders (U.S. GAAP)	$354	305	373
Add: Intangible amortization, net of tax	2	3	3

Tangible net income available to common shareholders	356	308	376
Total Bancorp shareholders’ equity (U.S. GAAP)	$13,718	13,201	13,029
Less: Preferred stock	(398)	(398)	(398)
Goodwill	(2,417)	(2,417)	(2,417)
Intangible assets	(30)	(40)	(45)

Tangible common equity, including unrealized gains / losses	10,873	10,346	10,169
Less: Accumulated other comprehensive income	(468)	(470)	(542)

Tangible common equity, excluding unrealized gains / losses (1)	10,405	9,876	9,627
Add: Preferred stock	398	398	398

Tangible equity (2)	$10,803	10,274	10,025

Total assets (U.S. GAAP)	$117,483	116,967	114,905
Less: Goodwill	(2,417)	(2,417)	(2,417)
Intangible assets	(30)	(40)	(45)
Accumulated other comprehensive income, before tax	(720)	(723)	(834)

Tangible assets, excluding unrealized gains / losses (3)	$114,316	113,787	111,609

Total Bancorp shareholders’ equity (U.S. GAAP)	$13,718	13,201	13,029
Less: Goodwill and certain other intangibles	(2,504)	(2,514)	(2,514)
Accumulated other comprehensive income	(468)	(470)	(542)
Add: Qualifying trust preferred securities	810	2,248	2,273
Other	38	38	20

Tier I risk-based capital	11,594	12,503	12,266
Less: Preferred stock	(398)	(398)	(398)
Qualifying TruPS	(810)	(2,248)	(2,273)
Qualified noncontrolling interests in consolidated subsidiaries	(51)	(50)	(30)

Tier I common equity (4)	$10,335	9,807	9,565

Risk-weighted assets (5)(a)	$106,858	104,945	102,562
Ratios:
Tangible equity (2) / (3)	9.45%	9.03	8.98
Tangible common equity (1) / (3)	9.10%	8.68	8.63
Tier I common equity (4) / (5)	9.67%	9.35	9.33

Basel III—Estimated Tier I common equity ratio
Tier I common equity (Basel I)	$10,333
Add: Adjustment related to AOCI for AFS securities	507

Estimated Tier I common equity under Basel III rules(b)	10,840
Estimated risk-weighted assets under Basel III rules(c)	120,308

Estimated Tier I common equity ratio under Basel III rules	9.01%

(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in the Bancorp’s total risk-weighted assets.
(b)	Tier I common equity under Basel III includes the unrealized gains and losses for AFS securities. Other adjustments include mortgage servicing rights and deferred tax assets subject to threshold limitations and deferred tax liabilities related to intangible assets.
(c)	Key differences under Basel III in the calculation of risk-weighted assets compared to Basel I include: (1) risk weighting for commitments under 1 year; (2) higher risk weighting for exposures to residential mortgage, home equity, past due loans, foreign banks and certain commercial real estate; (3) higher risk weighting for mortgage servicing rights and deferred tax assets that are under certain thresholds as a percent of Tier I capital; (4)incremental capital requirements for stress VaR; and (5) derivatives are differentiated between exchange clearing and over-the-counter and the 50% risk-weight cap is removed. The estimated Basel III risk-weighted assets are based upon the Bancorp’s interpretations of the three draft Federal Register notices proposing enhancements to the regulatory capital requirements that were published in June of 2012. These amounts are preliminary and subject to change depending on the adoption of final Basel III capital rules by the Regulatory Agencies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the value of the Bancorp’s assets or liabilities and results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. These accounting policies are discussed in detail in Management’s Discussion and Analysis – Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011. No material changes were made to the valuation techniques or models during the nine months ended September 30, 2012.

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

Tables 3 and 4 present the components of net interest income, net interest margin and net interest rate spread for the three and nine months ended September 30, 2012 and 2011, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income was $907 million for the third quarter of 2012, an increase of $5 million compared to the third quarter of 2011. Net interest income was $2.7 billion for the nine months ended September 30, 2012, an increase of $54 million from the nine months ended September 30, 2011. Included within net interest income are amounts related to the accretion of discounts on acquired loans and deposits, primarily as a result of acquisitions in previous years, which increased net interest income by $6 million and $25 million during the three and nine months ended September 30, 2012, respectively, compared to $9 million and $32 million during the three and nine months ended September 30, 2011, respectively. The original purchase accounting discounts reflected the high discount rates in the market at the time of the acquisitions; the total loan discounts are being accreted into net interest income over the remaining period to maturity of the loans acquired. Based upon the remaining period to maturity, and excluding the impact of potential prepayments, the Bancorp anticipates recognizing approximately $3 million in additional net interest income during the remainder of 2012 as a result of the amortization and accretion of premiums and discounts on acquired loans and deposits. Exclusive of the impact of these items, net interest income increased $8 million compared to the third quarter of 2011 and $61 million for the nine months ended September 30, 2011.

For the three and nine months ended September 30, 2012, net interest income was positively impacted by an increase in average loans and leases of $4.8 billion and $4.9 billion, respectively, as well as a decrease in interest expense compared to the same periods in 2011. These benefits were partially offset by lower yields on the Bancorp’s interest-earning assets. The increase in average loans and leases for the three and nine months ended September 30, 2012 was driven primarily by an increase of 15% and 16%, respectively, in average commercial and industrial loans and an increase of 20% and 21%, respectively, in average residential mortgage loans. For more information on the Bancorp’s loan and lease portfolio, see the Loans and Leases section of the Balance Sheet analysis of MD&A. The decrease in interest expense for the three and nine months ended September 30, 2012 was primarily the result of decreases in the rates paid on interest-bearing liabilities of 19 bps and 23 bps, respectively, compared to the same periods in 2011, coupled with a continued mix shift to lower cost core deposits. For the three and nine months ended September 30, 2012, the net interest rate spread decreased to 3.36% and 3.37%, respectively, from 3.42% and 3.41% in the same periods in 2011, as the benefit of the decrease in rates on interest-bearing liabilities was more than offset by a 25 bps and 27 bps decrease in yield on average interest-earnings assets for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.

Net interest margin was 3.56% and 3.58% for the three and nine months ended September 30, 2012, respectively, compared to 3.65% and 3.66% for the three and nine months ended September 30, 2011, respectively. Net interest margin was impacted by the amortization and accretion of premiums and discounts on acquired loans and deposits that resulted in an increase in net interest margin of 2 bps and 3 bps during the three and nine months ended September 30, 2012, respectively, compared to a 3 bps and 4 bps increase during the three and nine months ended September 30, 2011. Exclusive of these amounts, net interest margin decreased 8 bps and 7 bps for the three and nine months ended September 30, 2012 compared to the same periods in the prior year. The decrease from both periods in 2011 was driven primarily by the previously mentioned decline in the yield on average interest-earning assets and higher average balances on interest-earning assets, partially offset by a mix shift to lower cost core deposits, the decline in rates paid on interest-bearing liabilities and an increase in free funding balances.

Interest income from loans and leases decreased $6 million, or one percent, compared to the third quarter of 2011 and $17 million, or one percent, compared to the nine months ended September 30, 2011. The decrease from the three months and nine months ended September 30, 2011 was primarily the result of a decrease of 27 bps and 29 bps, respectively, in average loans and leases yields partially offset by an increase of six percent in average loans and leases for both periods. Interest income from investment securities and other short-term investments decreased $26 million, or 17%, compared to the three months ended September 30, 2011 primarily as the result of a 47 bps decrease in the average yield on taxable securities. Interest income from investment securities and other short-term investments decreased $53 million, or 11%, compared to the nine months ended September 30, 2011, primarily due to a 41 bps decrease in the average yield on taxable securities.

Average core deposits increased $3.5 billion, or four percent, compared to the third quarter of 2011 and increased $3.8 billion, or five percent, compared to the nine months ended September 30, 2011. The increase from both periods was primarily due to an increase in average interest checking deposits and average demand deposits partially offset by decreases in average foreign office deposits and average other time deposits. The cost of average core deposits decreased to 20 bps and 21 bps for the three and nine months ended September 30, 2012, respectively, from 33 bps and 39 bps for the three and nine months ended September 30, 2011. This decrease was primarily the result of a

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

mix shift to lower cost core deposits as a result of run-off of higher priced CDs combined with decreases of 10 bps and 16 bps in the rate paid on average savings deposits and decreases of 68 bps and 74 bps on average other time deposits compared to the three and nine months ended September 30, 2011, respectively.

For the three months ended September 30, 2012, interest expense on average wholesale funding decreased $12 million, or 13%, compared to the three months ended September 30, 2011 primarily as a result of a $1.3 billion decrease in average long-term debt coupled with a 60 bps decrease in the rate paid on average certificates $100,000 and over. During the nine months ended September 30, 2012, interest expense on average wholesale funding decreased $26 million, or nine percent, compared to the nine months ended September 30, 2011 primarily as a result of a $741 million decrease in average certificates $100,000 and over and a $872 million decrease in average long-term debt. During the three and nine months ended September 30, 2012, average wholesale funding represented 24% of average interest-bearing liabilities for both periods compared to 25% and 23%, respectively, during the three and nine months ended September 30, 2011. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the three months ended	September 30, 2012			September 30, 2011			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield Rate	Average Balance	Revenue/ Cost	Average Yield Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$33,124	$339	4.08%	$28,824	$312	4.29%	$43	(16)	27
Commercial mortgage	9,592	91	3.76	10,140	101	3.94	(6)	(4)	(10)
Commercial construction	751	5	2.83	1,777	14	3.02	(8)	(1)	(9)
Commercial leases	3,483	32	3.62	3,300	32	3.87	2	(2)	—

Subtotal – commercial	46,950	467	3.96	44,041	459	4.13	31	(23)	8
Residential mortgage loans	13,458	136	4.03	11,224	126	4.47	23	(13)	10
Home equity	10,312	98	3.78	10,985	108	3.89	(7)	(3)	(10)
Automobile loans	11,812	107	3.61	11,445	131	4.52	3	(27)	(24)
Credit card	1,971	49	9.82	1,864	45	9.49	2	2	4
Other consumer loans/leases	326	40	49.00	454	34	30.76	(11)	17	6

Subtotal – consumer	37,879	430	4.52	35,972	444	4.90	10	(24)	(14)

Total loans and leases	84,829	897	4.21	80,013	903	4.48	41	(47)	(6)
Securities:
Taxable	15,005	129	3.41	15,790	154	3.88	(7)	(18)	(25)
Exempt from income taxes(b)	48	—	3.29	64	1	5.84	(1)	—	(1)
Other short-term investments	1,535	1	0.25	2,288	1	0.25	—	—	—

Total interest-earning assets	101,417	1,027	4.03	98,155	1,059	4.28	33	(65)	(32)
Cash and due from banks	2,368			2,362
Other assets	15,749			15,381
Allowance for loan and lease losses	(2,013)			(2,603)

Total assets	$117,521			$113,295

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$22,967	$12	0.21%	$18,322	$12	0.25%	$1	(1)	—
Savings	21,283	8	0.15	21,747	14	0.25	(1)	(5)	(6)
Money market	4,776	3	0.22	5,213	4	0.27	—	(1)	(1)
Foreign office deposits	1,345	1	0.29	3,255	2	0.26	(1)	—	(1)
Other time deposits	4,224	17	1.59	6,008	34	2.27	(8)	(9)	(17)
Certificates - $100,000 and over	3,016	11	1.49	3,376	18	2.09	(2)	(5)	(7)
Other deposits	32	—	0.13	7	—	0.03	—	—	—
Federal funds purchased	664	—	0.13	376	—	0.10	—	—	—
Other short-term borrowings	4,856	3	0.19	4,033	1	0.10	—	2	2
Long-term debt	8,863	65	2.97	10,136	72	2.85	(9)	2	(7)

Total interest-bearing liabilities	72,026	120	0.67	72,473	157	0.86	(20)	(17)	(37)
Demand deposits	27,127			23,677
Other liabilities	4,430			4,275

Total liabilities	103,583			100,425
Total equity	13,938			12,870

Total liabilities and equity	$117,521			$113,295

Net interest income		$907			$902		$53	(48)	5
Net interest margin			3.56%			3.65%
Net interest rate spread			3.36			3.42
Interest-bearing liabilities to interest-earning assets			71.02			73.83

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table are $4 for both the three months ended September 30, 2012 and 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 4: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the nine months ended	September 30, 2012			September 30, 2011			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield Rate	Average Balance	Revenue/ Cost	Average Yield Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$32,440	$1,004	4.13%	$28,071	$916	4.36%	$138	(50)	88
Commercial mortgage	9,846	283	3.84	10,480	315	4.02	(18)	(14)	(32)
Commercial construction	881	19	2.98	1,936	44	3.06	(24)	(1)	(25)
Commercial leases	3,499	97	3.69	3,337	101	4.04	5	(9)	(4)

Subtotal – commercial	46,666	1,403	4.02	43,824	1,376	4.20	101	(74)	27
Residential mortgage loans	13,149	404	4.11	10,873	371	4.56	72	(39)	33
Home equity	10,449	298	3.81	11,167	327	3.92	(20)	(9)	(29)
Automobile loans	11,817	335	3.79	11,236	404	4.80	19	(88)	(69)
Credit card	1,937	141	9.72	1,850	137	9.94	7	(3)	4
Other consumer loans/leases	349	115	44.02	567	98	23.01	(47)	64	17

Subtotal – consumer	37,701	1,293	4.58	35,693	1,337	5.01	31	(75)	(44)

Total loans and leases	84,367	2,696	4.27	79,517	2,713	4.56	132	(149)	(17)
Securities:
Taxable	15,287	404	3.53	15,356	452	3.94	(1)	(47)	(48)
Exempt from income taxes(b)	56	1	3.42	119	5	5.41	(3)	(1)	(4)
Other short-term investments	1,486	3	0.25	2,070	4	0.25	(1)	—	(1)

Total interest-earning assets	101,196	3,104	4.10	97,062	3,174	4.37	127	(197)	(70)
Cash and due from banks	2,326			2,329
Other assets	15,772			15,194
Allowance for loan and lease losses	(2,126)			(2,796)

Total assets	$117,168			$111,789

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$22,941	$37	0.22%	$18,520	$37	0.27%	$8	(8)	—
Savings	21,788	30	0.18	21,631	54	0.34	2	(26)	(24)
Money market	4,527	7	0.22	5,120	11	0.29	(2)	(2)	(4)
Foreign office deposits	1,646	3	0.27	3,546	8	0.29	(5)	—	(5)
Other time deposits	4,377	53	1.61	6,698	118	2.35	(34)	(31)	(65)
Certificates - $100,000 and over	3,108	35	1.51	3,849	59	2.04	(10)	(14)	(24)
Other deposits	25	—	0.12	3	—	0.03	—	—	—
Federal funds purchased	481	—	0.13	344	—	0.12	—	—	—
Other short-term borrowings	4,142	6	0.17	2,434	2	0.14	3	1	4
Long-term debt	9,432	224	3.17	10,304	230	2.98	(20)	14	(6)

Total interest-bearing liabilities	72,467	395	0.73	72,449	519	0.96	(58)	(66)	(124)
Demand deposits	26,516			22,485
Other liabilities	4,485			4,074

Total liabilities	103,468			99,008
Total equity	13,700			12,781

Total liabilities and equity	$117,168			$111,789

Net interest income		$2,709			$2,655		$185	(131)	54
Net interest margin			3.58%			3.66%
Net interest rate spread			3.37			3.41
Interest-bearing liabilities to interest-earning assets			71.61			74.64

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table are $13 and $14 for the nine months ended September 30, 2012 and 2011, respectively.

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

The provision for loan and lease losses was $65 million and $227 million for the three and nine months ended September 30, 2012 compared to $87 million and $368 million during the same periods in 2011. The decrease in provision expense compared to the same periods in the prior year was due to decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

leases, and improvement in underlying loss trends. The ALLL declined $330 million from December 31, 2011 to September 30, 2012. The ALLL declined $514 million from $2.4 billion at September 30, 2011 to $1.9 billion at September 30, 2012. As of September 30, 2012, the ALLL as a percent of portfolio loans and leases decreased to 2.32%, compared to 2.78% at December 31, 2011 and 3.08% at September 30, 2011.

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

Noninterest Income

Noninterest income increased $6 million, or one percent, for the third quarter of 2012 compared to the third quarter of 2011 and increased $214 million, or 11%, for the nine months ended September 30, 2012 compared to the same period in the prior year.

The components of noninterest income for the three and nine months ended September 30, 2012 and 2011 are as follows:

TABLE 5: Noninterest Income

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2012	2011	% Change	2012	2011	% Change
Mortgage banking net revenue	$200	178	13	$588	442	33
Service charges on deposits	128	134	(5)	387	384	1
Corporate banking revenue	101	87	16	299	268	12
Investment advisory revenue	92	92	—	281	285	(1)
Card and processing revenue	65	78	(17)	187	248	(25)
Other noninterest income	78	64	22	359	226	59
Securities gains, net	2	26	(92)	13	40	(68)
Securities gains, net - non-qualifying hedges on mortgage servicing rights	5	6	(24)	5	12	(60)

Total noninterest income	$671	665	1	$2,119	1,905	11

Mortgage banking net revenue

Mortgage banking net revenue increased $22 million and $146 million for the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011.

The components of mortgage banking net revenue are as follows:

TABLE 6: Components of Mortgage Banking Net Revenue

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Origination fees and gains on loan sales	$226	119	$583	245
Net servicing revenue:
Gross servicing fees	62	59	186	175
Servicing rights amortization	(48)	(34)	(134)	(88)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	(40)	34	(47)	110

Net servicing revenue	(26)	59	5	197

Mortgage banking net revenue	$200	178	$588	442

Origination fees and gains on loan sales increased $107 million and $338 million for the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011. The increase from both periods in the prior year was primarily the result of a 30% and 58% increase in residential mortgage loan originations from the three and nine months ended September 30, 2011, respectively, coupled with an increase in profit margins on sold residential mortgage loans. Residential mortgage loan originations increased to $5.8 billion during the third quarter of 2012 compared to $4.5 billion during the third quarter of 2011 and increased to $18.2 billion during the nine months ended September 30, 2012 from $11.6 billion during the nine months ended September 30, 2011. The increase in originations is primarily due to strong refinancing activity as mortgage rates remain at historical lows coupled with an increase in refinancing activity under the HARP 2.0 program.

Net servicing revenue is comprised of gross servicing fees and related servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net servicing revenue decreased $85 million and $192 million for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, driven primarily by decreases of $74 million and $157 million, respectively, in net valuation adjustments. Additionally, servicing rights amortization increased $14 million and $46 million for the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011 driven by higher prepayments due to declining market interest rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The net valuation adjustment loss of $40 million during the third quarter of 2012 included $72 million of temporary impairment on the MSRs partially offset by $32 million in gains from derivatives economically hedging the MSRs. The net valuation adjustment gain of $34 million during the third quarter of 2011 included $235 million in gains from derivatives economically hedging the MSRs partially offset by $201 million in temporary impairment on the MSR portfolio. The net valuation adjustment loss of $47 million for the nine months ended September 30, 2012 included $122 million of temporary impairment on the MSRs partially offset by $75 million in gains from derivatives economically hedging the MSRs. The net valuation adjustment of $110 million for the nine months ended September 30, 2011 included $338 million in gains from derivatives economically hedging the MSR portfolio partially offset by $228 million of temporary impairment on the MSR portfolio. Mortgage rates decreased during the three and nine months ended September 30, 2012. This caused modeled prepayments speeds to increase, which led to the temporary impairment on servicing rights during both periods. The derivatives economically hedging the MSRs only partially offset the temporary impairment on servicing rights as a result of inefficiencies in the Bancorp’s non-qualifying hedging strategy. Gross servicing fees increased $3 million from the third quarter of 2011 and $11 million from the nine months ended September 30, 2011 as a result of an increase in the size of the Bancorp’s servicing portfolio. The Bancorp’s total residential loans serviced as of September 30, 2012, December 31, 2011 and September 30, 2011 were $75.9 billion, $70.6 billion and $68.4 billion, respectively, with $62.4 billion, $57.1 billion and $56.5 billion, respectively, of residential mortgage loans serviced for others.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net gains on sales of these securities of $5 million for both the three and nine months ended September 30, 2012 and $6 million and $12 million for the three and nine months ended September 30, 2011, respectively, were recorded in securities gains, net, non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income.

Service charges on deposits

Service charges on deposits decreased $6 million for the three months ended September 30, 2012 and increased $3 million for the nine months ended September 30, 2012 compared to the same periods in the prior year. The decrease for the three months ended September 30, 2012 was primarily driven by consumer deposit revenue which decreased $11 million compared to the same period in the prior year due to the full quarter impact of the elimination of daily overdraft fees on continuing consumer overdraft positions which took effect late in the second quarter of 2012. The increase for the nine months ended September 30, 2012 was driven by commercial deposit revenue which increased $15 million compared to the same period in the prior year due to new customer relationships offset by a $12 million decrease in consumer deposit revenue primarily due to the aforementioned elimination of daily consumer overdraft fees.

Corporate banking revenue

Corporate banking revenue increased $14 million and $31 million for the three and nine months ended September 30, 2012, respectively, compared to the three and nine months ended September 30, 2011. The increase compared to the three months ended September 30, 2011 was primarily due to a $7 million increase in syndication fees and a $4 million increase in lease remarketing fees. The increase compared to the nine months ended September 30, 2011 was primarily due to a $16 million increase in syndication fees, a $4 million increase in lease remarketing fees and a $10 million increase in business lending fees.

Investment advisory revenue

Investment advisory revenue was relatively flat in the third quarter of 2012 compared to the same period in 2011, as a $2 million decrease in mutual fund fees due to the sale of certain FTAM funds during the third quarter of 2012 was offset by the positive impact of an overall increase in equity and bond market values. Investment advisory revenue decreased $4 million for the nine months ended September 30, 2012 compared to the same period in 2011, primarily driven by a $5 million decline in mutual fund fees. The Bancorp had approximately $299.8 billion and $272.6 billion in total assets under care as of September 30, 2012 and 2011, respectively, and managed $26.2 billion and $23.1 billion in assets, respectively, for individuals, corporations and not-for-profit organizations for the same comparative periods.

The Bancorp previously announced that FTAM entered into two agreements under which a third party would acquire assets of 16 mutual funds from FTAM and another third party would acquire certain assets relating to the management of Fifth Third money market funds. Both transactions were completed in the third quarter of 2012. Upon completion of the transactions, the Bancorp recognized a $13 million gain on sale within other noninterest income in the Bancorp’s Condensed Consolidated Statements of Income.

Card and processing revenue

Card and processing revenue decreased $13 million and $61 million for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. The decrease was primarily the result of the impact of the implementation of the Dodd-Frank Act’s debit card interchange fee cap in the fourth quarter of 2011. This impact was partially offset by increased debit and credit card transaction volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest income

The major components of other noninterest income are as follows:

TABLE 7: Components of Other Noninterest Income

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Gain on Vantiv, Inc. IPO	$—	—	$115	—
Operating lease income	15	14	44	44
Cardholder fees	12	11	34	29
Equity method earnings from interest in Vantiv Holding, LLC	25	17	27	32
BOLI income	7	9	26	30
Banking center income	9	7	24	21
Insurance income	7	7	21	20
Gain on loan sales	7	3	21	28
Consumer loan and lease fees	2	8	16	23
Loss on sale of OREO	(11)	(21)	(47)	(49)
Other, net	5	9	78	48

Total other noninterest income	$78	64	$359	226

Other noninterest income increased $14 million, or 22%, in the third quarter of 2012 compared to the third quarter of 2011 and $133 million, or 59%, for the nine months ended September 30, 2012 compared to the same period in the prior year. The increase compared to the third quarter of 2011 included a $13 million gain recognized on the sale of certain FTAM funds recorded in the “other” caption above, a $10 million decrease in the loss on sale of OREO and an $8 million increase in equity method income recorded from the Bancorp’s ownership interest in Vantiv Holding, LLC. Additionally, other noninterest income included a $16 million increase in income related to the Visa total return swap which had a negative valuation adjustment of $1 million for the three months ended September 30, 2012 compared with a negative valuation adjustment of $17 million for the comparable prior year period. These impacts were partially offset by a $16 million negative valuation adjustment, recorded in the “other” caption above, on the warrants and put options issued as part of the Bancorp’s sale of its processing business sale business compared with a gain of $3 million in the third quarter of 2011. The increase compared to the nine months ended September 30, 2011 was primarily due to a $115 million gain from the Vantiv, Inc. IPO recognized in the first quarter of 2012 and a $56 million increase in gains on the valuation of warrants and put options issued as part of the Bancorp’s sale of its processing business, recorded in the “other” caption. The increase was partially offset by $34 million in debt termination charges, included in equity method earnings, incurred in the first quarter of 2012 related to Vantiv Holding, LLC’s debt refinancing and $18 million in lower of cost or market adjustments associated with bank premises held-for-sale. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B shares and the valuation of warrants and put options associated with the sale of the processing business, see Note 20 of the Notes to Condensed Consolidated Financial Statements.

Noninterest Expense

Total noninterest expense increased $60 million, or six percent, for the three months ended September 30, 2012, and $153 million, or six percent, for the nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, respectively.

The major components of noninterest expense are as follows:

TABLE 8: Noninterest Expense

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2012	2011	% Change	2012	2011	% Change
Salaries, wages and incentives	$399	369	8	$1,191	1,085	10
Employee benefits	79	70	14	274	246	12
Net occupancy expense	76	75	2	227	226	—
Technology and communications	49	48	3	144	140	3
Card and processing expense	30	34	(13)	90	92	(2)
Equipment expense	28	28	(1)	82	85	(3)
Other noninterest expense	345	322	7	910	891	2

Total noninterest expense	$1,006	946	6	$2,918	2,765	6

Efficiency ratio	63.7%	60.4%		60.4%	60.6%

Total personnel costs increased $39 million and $134 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The increase from both periods in the prior year reflected an increase in base and incentive compensation primarily driven by higher compensation costs as a result of improved production levels, as well as higher employee benefits expense due to increases in medical costs under the Bancorp’s self-insured medical plan and an increase in other employee benefits. Full time equivalent employees totaled 20,789 at September 30, 2012 compared to 21,172 at September 30, 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 9: Components of Other Noninterest Expense

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Losses and adjustments	$53	38	$122	89
Loan and lease	45	49	136	143
Marketing	39	32	98	85
FDIC insurance and other taxes	32	50	77	152
Affordable housing investments impairment	22	16	68	66
Professional services fees	14	12	39	39
Travel	13	13	38	39
Postal and courier	12	12	36	37
Operating lease	11	10	31	31
Recruitment and education	7	7	21	22
OREO	6	7	16	25
Insurance	5	6	14	18
Intangible asset amortization	3	5	10	18
Provision for unfunded commitments and letters of credit	(2)	(10)	(5)	(40)
Other, net	85	75	209	167

Total other noninterest expense	$345	322	$910	891

Total other noninterest expense increased $23 million and $19 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The provision for representation and warranty claims, included in losses and adjustments, increased $17 million and $32 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in the prior year primarily due to an increase in the reserve as a result of additional information obtained from FHLMC regarding future mortgage repurchase and file requests. As such, the Bancorp was able to better estimate the losses that are probable on loans sold to FHLMC with representation and warranty provisions. Marketing expense increased $7 million and $13 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in the prior year primarily due to the Bancorp’s rebranding campaign in 2012. FDIC insurance and other taxes decreased $18 million and $75 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in the prior year. The decrease in FDIC expense and other taxes is primarily attributable to a decrease in the assessment rate due to changes in the level and measurement of higher risk assets and improved credit quality metrics. In addition, the provision for unfunded commitments and letters of credit was a benefit of $2 million and $5 million, respectively, for the three and nine months ended September 30, 2012 compared to a benefit of $10 million and $40 million, respectively, for the three and nine months ended September 30, 2011. The decrease in the benefit recorded in each period reflects an increase in unfunded commitments for which the Bancorp holds reserves for the three and nine months ended September 30, 2012 partially offset by a decline in estimated loss rates related to unfunded commitments and letters of credit due to improved credit trends. In addition, during the third quarter of 2012 the Bancorp incurred $26 million of debt extinguishment costs associated with the redemption of the outstanding TruPS issued by Fifth Third Capital Trust V and Fifth Third Capital Trust VI recorded in the “other” caption above. For additional information on the TruPS redemptions, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 63.7% and 60.4% for the three and nine months ended September 30, 2012 compared to 60.4% and 60.6% for the three and nine months ended September 30, 2011.

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 10: Applicable Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Income before income taxes	$503	530	$1,670	1,413
Applicable income tax expense	139	149	491	429
Effective tax rate	27.7%	27.9	29.4%	30.3

Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments, and certain gains on sales of leases that are exempt from federal taxation and tax credits, partially offset by the effect of certain nondeductible expenses. The tax credits are associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC, and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised, the Bancorp is required to write-off the deferred tax asset previously established for these stock-based awards. As a result of the Bancorp’s stock price as of September 30, 2012, it is probable that the Bancorp will be required to record an additional $12 million of income

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

tax expense during the next twelve months, primarily in the first quarter of 2013. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future; therefore, it is possible that the total impact to income tax expense will be greater than or less than this amount.

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

TABLE 11: Components of Loans and Leases (includes held for sale)

	September 30, 2012		December 31, 2011		September 30, 2011
($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$33,357	40	30,828	38	29,324	36
Commercial mortgage loans	9,368	11	10,214	12	10,435	13
Commercial construction loans	683	1	1,037	1	1,239	2
Commercial leases	3,549	4	3,531	4	3,368	4

Subtotal – commercial	46,957	56	45,610	55	44,366	55

Consumer:
Residential mortgage loans	13,449	16	13,474	16	11,878	15
Home equity	10,238	12	10,719	13	10,920	13
Automobile loans	11,912	14	11,827	14	11,593	14
Credit card	1,994	2	1,978	2	1,878	2
Other consumer loans and leases	311	—	364	—	421	1

Subtotal – consumer	37,904	44	38,362	45	36,690	45

Total loans and leases	$84,861	100	83,972	100	81,056	100

Total portfolio loans and leases (excludes loans held for sale)	$83,059		81,018		79,216

Loans and leases, including held for sale, increased $889 million, or one percent, from December 31, 2011 and increased $3.8 billion, or five percent, from September 30, 2011. The increase from December 31, 2011 was due to an increase of $1.3 billion, or three percent, in commercial loans and leases partially offset by a decrease of $458 million, or one percent, in consumer loans and leases. The increase from September 30, 2011 was due to an increase of $2.6 billion, or six percent, in commercial loans and leases and an increase of $1.2 billion, or three percent, in consumer loans and leases.

Commercial loans and leases increased from December 31, 2011 and September 30, 2011 primarily due to an increase in commercial and industrial loans partially offset by a decrease in commercial mortgage loans and commercial construction loans. Commercial and industrial loans increased $2.5 billion, or eight percent, from December 31, 2011 and $4.0 billion, or 14%, from September 30, 2011 due to an increase in new loan origination activity from an increase in demand due to a strengthening economy and increased sales personnel. Commercial mortgage loans decreased $846 million, or eight percent, from December 31, 2011 and $1.1 billion, or 10%, from September 30, 2011 and commercial construction loans decreased $354 million, or 34%, from December 31, 2011 and $556 million, or 45%, from September 30, 2011 due to continued runoff as the level of new originations was below the repayments of the current portfolio.

Consumer loans and leases decreased from December 31, 2011 primarily due to a decrease in home equity loans and other consumer loans partially offset by an increase in automobile loans. Home equity loans decreased $481 million, or four percent, from December 31, 2011 as payoffs exceeded new loan production. Other consumer loans and leases decreased $53 million, or 15%, due to the runoff of automobile leases as the Bancorp stopped originating automobile leases in 2008. Automobile loans increased $85 million, or one percent, from December 31, 2011 driven by strong origination volumes in the third quarter of 2012 due to competitive pricing.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total consumer loans and leases increased from September 30, 2011 due to an increase in residential mortgage loans, automobile loans, and credit card loans partially offset by a decrease in home equity loans and other consumer loans. Residential mortgage loans increased $1.6 billion, or 13%, from September 30, 2011 due to management’s decision to retain certain shorter term residential mortgage loans originated through the Bancorp’s retail branches throughout 2011 and 2012 and strong originations due to continued refinancing activity associated with historically low interest rates. Automobile loans increased $319 million, or three percent, compared to September 30, 2011 due to strong origination volumes through consistent and competitive pricing, enhanced customer service with our dealership network, and disciplined sales execution. Credit card loans increased $116 million, or six percent, from September 30, 2011 driven by strong new account originations and modest attrition rates. Home equity loans decreased $682 million, or six percent, from September 30, 2011 as payoffs exceeded new loan production. Other consumer loans and leases decreased $110 million, or 26%, from September 30, 2011 due to the runoff of automobile leases as the Bancorp stopped originating automobile leases in 2008.

TABLE 12: Components of Average Loans and Leases (includes held for sale)

	September 30, 2012		December 31, 2011		September 30, 2011
For the three months ended ($ in millions)	Balance	% of Total	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$33,124	40	29,954	36	28,824	36
Commercial mortgage loans	9,592	11	10,350	13	10,140	13
Commercial construction loans	751	1	1,155	1	1,777	2
Commercial leases	3,483	4	3,352	4	3,300	4

Subtotal – commercial	46,950	56	44,811	54	44,041	55

Consumer:
Residential mortgage loans	13,458	16	12,638	16	11,224	14
Home equity	10,312	12	10,810	13	10,985	14
Automobile loans	11,812	14	11,696	14	11,445	14
Credit card	1,971	2	1,906	2	1,864	2
Other consumer loans and leases	326	—	417	1	454	1

Subtotal – consumer	37,879	44	37,467	46	35,972	45

Total average loans and leases	$84,829	100	82,278	100	80,013	100

Total average portfolio loans and leases (excludes loans held for sale)	$82,888		79,914		78,620

Average loans and leases, including held for sale, increased $2.6 billion, or three percent, from December 31, 2011 and increased $4.8 billion, or six percent, from September 30, 2011. The increase from December 31, 2011 was due to an increase of $2.1 billion, or five percent, in average commercial loans and leases and an increase of $412 million, or one percent, in average consumer loans and leases. The increase from September 30, 2011 was due to an increase of $2.9 billion, or seven percent, in average commercial loans and leases and an increase of $1.9 billion, or five percent, in average consumer loans and leases.

Average commercial loans and leases increased from December 31, 2011 due to an increase of $3.2 billion, or 11%, in average commercial and industrial loans, partially offset by a decrease of $758 million, or seven percent, in average commercial mortgage loans, and a decrease of $404 million, or 35%, in average commercial construction loans due to the reasons previously discussed. Average commercial loans and leases increased from September 30, 2011 due to an increase of $4.3 billion, or 15%, in average commercial and industrial loans, partially offset by a decrease of $1.0 billion, or 58%, in average commercial construction loans and a decrease of $548 million, or five percent, in average commercial mortgage loans due to the reasons previously discussed.

Average consumer loans increased from December 31, 2011 due to an increase of $820 million, or six percent, in average residential mortgage loans partially offset by a decrease of $498 million, or five percent, in average home equity loans. Average residential mortgage loans increased from December 31, 2011 due to strong originations from continued refinancing activity associated with historically low interest rates as well as the continued retention of certain branch originated fixed-rate residential mortgages with shorter terms. Average home equity loans decreased from December 31, 2011 as payoffs exceeded new loan production.

Average consumer loans increased from September 30, 2011 due to an increase of $2.2 billion, or 20%, in average residential mortgage loans and an increase of $367 million, or three percent, in average automobile loans partially offset by a decrease of $673 million, or six percent, in average home equity loans and a decrease of $128 million, or 28%, in average other consumer loans and leases due to the reasons previously discussed in the year-over-year end of period discussion above.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. Total investment securities were $15.9 billion at September 30, 2012 and December 31, 2011 and $16.8 billion at September 30, 2011.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At September 30, 2012, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio. Additionally, there was approximately $114 million of securities classified as below investment grade as of September 30, 2012, compared to $122 million as of December 31, 2011 and $136 million as of September 30, 2011. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. The Bancorp recognized $23 million and $39 million of OTTI on its available-for-sale investment securities portfolio during the three and nine months ended September 30, 2012, respectively, and $9 million during the three and nine months ended September 30, 2011, respectively. The OTTI for the three and nine months ended September 30, 2012 was primarily related to interest-only mortgage-backed securities, as a decline in primary mortgage rates resulted in lower estimated cash flows and a decrease in fair value for certain securities. The Bancorp did not recognize any OTTI on any of its held-to-maturity investment securities during the three and nine months ended September 30, 2012 and 2011. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information on OTTI.

TABLE 13: Components of Investment Securities

($ in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and government agencies	$41	171	201
U.S. Government sponsored agencies	1,730	1,782	1,808
Obligations of states and political subdivisions	203	96	101
Agency mortgage-backed securities	8,534	9,743	10,413
Other bonds, notes and debentures(a)	3,055	1,792	1,567
Other securities(b)	1,078	1,030	1,337

Total available-for-sale and other securities	$14,641	14,614	15,427

Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$285	320	335
Other bonds, notes and debentures	2	2	2

Total held-to-maturity	$287	322	337

Trading: (fair value)
Obligations of states and political subdivisions	$11	9	12
Agency mortgage-backed securities	14	11	20
Other bonds, notes and debentures	13	13	15
Other securities	167	144	142

Total trading	$205	177	189

(a)	Other bonds, notes, and debentures consist of non-agency mortgage-backed securities, certain other asset-backed securities (primarily automobile and commercial loan-backed securities) and corporate bond securities.
(b)	Other securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

Available-for-sale securities on an amortized cost basis increased $27 million from December 31, 2011 primarily due to an increase in other bonds, notes, and debentures and obligations of states and political subdivisions securities partially offset by a decrease in agency mortgage-backed securities and U.S. Treasury and government agencies securities. Other bonds, notes, and debentures increased $1.3 billion, or 70%, from December 31, 2011 primarily due to $1.6 billion in purchases of commercial mortgage-backed securities, asset-backed securities, and corporate bonds during the nine months ended September 30, 2012. The increase of $107 million, or 111%, in obligations of states and political subdivisions securities was due to the reinvestment of maturities of U.S. Treasuries and government agencies securities into obligations of states and political subdivisions. U.S. Treasury and government agencies securities decreased $130 million, or 76%, from December 31, 2011. Agency mortgage-backed securities decreased $1.2 billion, or 12%, from December 31, 2011 primarily due to sales of collateralized mortgage obligations and mortgage-backed securities totaling $2.0 billion partially offset by purchases of agency mortgage-backed securities from the reinvestment of cash flows.

Available-for-sale securities on an amortized cost basis decreased $786 million, or five percent, from September 30, 2011 primarily due to a decrease in agency mortgage-backed securities and other securities partially offset by an increase in other bonds, notes and debentures. Agency mortgage-backed securities decreased $1.9 billion, or 18%, from September 30, 2011 primarily due to sales of collateralized mortgage obligations and mortgage-backed securities totaling $2.3 billion during the fourth quarter of 2011 and the nine months ended September 30, 2012. Other bonds, notes, and debentures increased $1.5 billion, or 95%, as principal pay downs on agency mortgage-backed securities were reinvested in other bonds, notes, and debentures. Other securities decreased $259 million, or 19%, from September 30, 2011 due to a decrease in the balance of money market funds.

Available-for-sale securities on an amortized cost basis were 14% of total interest-earning assets at September 30, 2012 and December 31, 2011 and 16% at September 30, 2011. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 3.5 years at September 30, 2012, compared to 3.6 years at both December 31, 2011 and September 30, 2011. In addition, at September 30, 2012, the available-for-sale securities portfolio had a weighted-average yield of 3.37%, compared to 3.66% at December 31, 2011 and 4.05% at September 30, 2011.

Information presented in Table 14 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale securities portfolio were $761

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

million at September 30, 2012, compared to $748 million at December 31, 2011 and $800 million at September 30, 2011. The increase from December 31, 2011 was due to a continued low interest rate environment while the decrease from September 30, 2011 was due to sales of agency mortgage-backed securities.

TABLE 14: Characteristics of Available-for-Sale and Other Securities

As of September 30, 2012 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and government agencies:
Average life of one year or less	$40	40	0.2	0.10%
Average life 5 – 10 years	1	1	6.4	1.48

Total	41	41	0.3	0.12
U.S. Government sponsored agencies:
Average life of one year or less	204	207	0.8	2.50
Average life 1 – 5 years	1,416	1,593	4.2	3.68
Average life 5 – 10 years	110	122	5.1	2.95

Total	1,730	1,922	3.9	3.50
Obligations of states and political subdivisions:(a)
Average life 1 – 5 years	91	92	3.0	1.39
Average life 5 – 10 years	96	101	6.6	4.37
Average life greater than 10 years	16	18	11.5	5.21

Total	203	211	5.3	3.10
Agency mortgage-backed securities:
Average life of one year or less	563	577	0.7	4.88
Average life 1 – 5 years	6,938	7,317	3.2	3.63
Average life 5 – 10 years	1,033	1,092	6.3	3.30

Total	8,534	8,986	3.4	3.67
Other bonds, notes and debentures:
Average life of one year or less	210	212	0.4	2.38
Average life 1 – 5 years	2,357	2,438	3.3	2.45
Average life 5 – 10 years	471	497	5.9	3.05
Average life greater than 10 years	17	17	18.5	3.15

Total	3,055	3,164	3.6	2.54
Other securities	1,078	1,078

Total available-for-sale and other securities	$14,641	15,402	3.5	3.37%

(a)	Taxable-equivalent yield adjustments included in the above table are 0.84%, 0.02%, 0.40%, 1.79% and 0.34% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 69% of the Bancorp’s asset funding base at September 30, 2012 and September 30, 2011 and 71% at December 31, 2011.

TABLE 15: Deposits

	September 30, 2012		December 31, 2011		September 30, 2011
		% of		% of		% of
($ in millions)	Balance	Total	Balance	Total	Balance	Total
Demand	$27,606	33	27,600	32	24,547	30
Interest checking	22,891	27	20,392	24	18,616	23
Savings	20,624	24	21,756	25	21,673	26
Money market	5,285	6	4,989	6	5,448	7
Foreign office	1,059	1	3,250	4	3,139	3

Transaction deposits	77,465	91	77,987	91	73,423	89
Other time	4,167	5	4,638	5	5,439	7

Core deposits	81,632	96	82,625	96	78,862	96
Certificates-$100,000 and over	2,978	4	3,039	4	3,092	4
Other	78	—	46	—	93	—

Total deposits	$84,688	100	85,710	100	82,047	100

Core deposits decreased $993 million, or one percent, from December 31, 2011, driven by a decrease of $522 million, or one percent, in transaction deposits and a decrease of $471 million, or 10%, in other time deposits. Total transaction deposits decreased from December 31, 2011 due to a decrease in foreign office deposits and savings deposits partially offset by an increase in money market deposits and interest checking deposits. Foreign office deposits decreased $2.2 billion, or 67%, from December 31, 2011 due to account migration to interest checking deposits which increased $2.5 billion, or 12%. Savings deposits decreased $1.1 billion, or five percent, from December 31, 2011 due to account migration to money market deposits. Money market deposits increased $296 million, or six percent, due to account migration

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

from savings deposits partially offset by account migration to interest checking. Excluding the previously mentioned account migration, interest checking deposits decreased from December 31, 2011 due to seasonality. The decrease in other time deposits from December 31, 2011 was primarily the result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts.

Core deposits increased $2.8 billion, or four percent, compared to September 30, 2011 driven by an increase of $4.0 billion, or six percent, in transaction deposits, partially offset by a decrease of $1.3 billion, or 23%, in other time deposits. The increase in transaction deposits was primarily due to an increase in demand deposits and interest checking deposits partially offset by a decrease in savings deposits and foreign office deposits. Demand deposits increased $3.1 billion, or 12%, primarily due to an increase in new accounts, growth from maturing certificates of deposits, and commercial customers opting to hold money in demand deposit accounts rather than investing excess cash given current market conditions. Interest checking deposits increased $4.3 billion, or 23%, from September 30, 2011 partially driven by account migration from foreign office deposits which decreased $2.1 billion, or 66% and account migration from money market deposits which decreased $163 million, or three percent. The remaining increase in interest checking deposits was due to growth from maturing certificates of deposits and continued growth from the preferred checking program which was introduced in early 2011. Saving deposits decreased $1.0 billion, or five percent, from September 30, 2011 due to account migration to money market deposits. Other time deposits decreased primarily as a result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts.

The Bancorp uses certificates $100,000 and over, as a method to fund earning assets. At September 30, 2012, certificates $100,000 and over decreased $61 million, or two percent, compared to December 31, 2011 and decreased $114 million, or four percent, from September 30, 2011. The decrease for both prior year periods was due to continued run-off attributable to the low rate environment.

The following table presents average deposits for the three months ending:

TABLE 16: Average Deposits

	September 30, 2012		December 31, 2011		September 30, 2011
		% of		% of		% of
($ in millions)	Balance	Total	Balance	Total	Balance	Total
Demand	$27,127	32	26,069	31	23,677	29
Interest checking	22,967	27	19,263	23	18,322	23
Savings	21,283	25	21,715	26	21,747	27
Money market	4,776	6	5,255	6	5,213	6
Foreign office	1,345	1	3,325	4	3,255	4

Transaction deposits	77,498	91	75,627	90	72,214	89
Other time	4,224	5	4,960	6	6,008	7

Core deposits	81,722	96	80,587	96	78,222	96
Certificates-$100,000 and over	3,016	4	3,085	4	3,376	4
Other	32	—	16	—	7	—

Total average deposits	$84,770	100	83,688	100	81,605	100

On an average basis, core deposits increased $1.1 billion, or one percent, compared to December 31, 2011 due to an increase of $1.9 billion, or two percent, in average transaction deposits partially offset by a decrease of $736 million, or 15%, in other time deposits. The increase in average transaction deposits was driven by an increase in average demand deposits and average interest checking deposits partially offset by a decrease in average foreign office deposits, average money market deposits, and average savings deposits. Average demand deposits increased $1.1 billion, or four percent, from December 31, 2011 due to an increase in average balances per account. Average interest checking deposits increased $3.7 billion, or 19%, from December 31, 2011 partially driven by the account migration from average foreign office deposits mentioned above which decreased $2.0 billion, or 60%, from December 31, 2011 and from average money market deposits which decreased $479 million, or nine percent, from December 31, 2011. The remaining increase in average interest checking deposits was due to continued growth in the preferred checking program introduced in early 2011 and growth from maturing certificates of deposits. Average savings deposits decreased $432 million, or two percent, from December 31, 2011 due to the previously mentioned account migration to money market deposits. The decrease in average other time deposits was due to the reasons discussed in the end of period section.

Average core deposits increased $3.5 billion, or four percent, from September 30, 2011 due to an increase of $5.3 billion, or seven percent, in average transaction deposits partially offset by a decrease of $1.8 billion, or 30%, in average other time deposits. Average transaction deposits increased due to an increase in average interest checking deposits and average demand deposits partially offset by a decrease in average foreign office deposits, average savings deposits, and average money market deposits due to the reasons discussed in the end of period year over year section. The decrease in average other time deposits was due to the reasons discussed in the end of period section.

Other time deposits and certificates $100,000 and over totaled $7.1 billion, $7.7 billion, and $8.5 billion at September 30, 2012, December 31, 2011, and September 30, 2011, respectively. All of these deposits were interest-bearing.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The contractual maturities of these deposits as of September 30, 2012 are summarized in the following table.

TABLE 17: Contractual Maturities of Other Time Deposits and Certificates $100,000 and over

($ in millions)	September 30, 2012
Next 12 months	$4,175
13-24 months	1,822
25-36 months	705
37-48 months	218
49-60 months	172
After 60 months	53

Total	$7,145

The contractual maturities of certificates $100,000 and over as of September 30, 2012 are summarized in the following table.

TABLE 18: Contractual Maturities of Certificates - $100,000 and over

($ in millions)	September 30, 2012
Three months or less	$875
After three months through six months	416
After six months through 12 months	518
After 12 months	1,169

Total	$2,978

Borrowings

Total borrowings increased $1.0 billion, or eight percent, from December 31, 2011 and decreased $805 million, or five percent, from September 30, 2011. Refer to the table below for the end of period components of total borrowings. As of September 30, 2012, total borrowings as a percentage of interest-bearing liabilities were 20% compared to 19% at December 31, 2011 and 21% at September 30, 2011.

TABLE 19: Borrowings

($ in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Federal funds purchased	$686	346	427
Other short-term borrowings	5,503	3,239	4,894
Long-term debt	8,127	9,682	9,800

Total borrowings	$14,316	13,267	15,121

Federal funds purchased increased by $340 million, or 98%, from December 31, 2011 driven by an increase in excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings increased $2.3 billion, or 70%, from December 31, 2011 driven by an increase of $2.4 billion in short-term FHLB borrowings partially offset by a decrease of $191 million in securities sold under repurchase agreements which are accounted for as collateralized financing transactions. Long-term debt decreased by $1.6 billion, or 16%, from December 31, 2011 driven by the redemption of $1.4 billion of the outstanding TruPS in the third quarter of 2012. For additional information regarding long-term debt, see Note 12 of the Notes to the Condensed Consolidated Financial Statements.

Federal funds purchased increased by $259 million, or 61%, from September 30, 2011, driven by an increase in excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings increased $609 million, or 12%, from September 30, 2011 driven by an increase of $1.0 billion in short-term FHLB borrowings partially offset by a decrease of $424 million in securities sold under repurchase agreements. The level of these borrowings can fluctuate significantly period to period depending on funding needs and which sources are used to satisfy those needs. Long-term debt decreased $1.7 billion, or 17%, from September 30, 2011 primarily due to the termination of $375 million of structured repurchase agreements classified as long-term debt and the previously discussed redemption of $1.4 billion of outstanding TruPS.

The following table presents average borrowings for the three months ending:

TABLE 20: Average Borrowings

($ in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Federal funds purchased	$664	348	376
Other short-term borrowings	4,856	3,793	4,033
Long-term debt	8,863	9,707	10,136

Total average borrowings	$14,383	13,848	14,545

Average total borrowings increased $535 million, or four percent, compared to December 31, 2011, primarily due to the increase in other short-term borrowings discussed above. Average total borrowings decreased $162 million, or one percent, compared to September 30, 2011, primarily due to the previously mentioned decrease in average long-term debt partially offset by increases in other short-term borrowings and federal funds purchased. Information on the average rates paid on borrowings is discussed in the Net Interest Income section of the MD&A. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2012 to reflect the current market rates and updated duration assumptions. These rates were lower than those in place during 2011, thus net interest income for deposit providing businesses was negatively impacted for the three and nine months ended September 30, 2012.

The business segments are charged provision expense based on the actual net charge-offs experienced on the loans and leases owned by each segment. Provision expense attributable to loan and lease growth and changes in ALLL factors are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit.

Net income by business segment is summarized in the following table.

TABLE 21: Business Segment Net Income Available to Common Shareholders

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Income Statement Data
Commercial Banking	$182	130	$486	297
Branch Banking	46	57	125	131
Consumer Lending	54	41	136	46
Investment Advisors	16	—	32	18
General Corporate & Other	66	153	400	492

Net income	364	381	1,179	984
Less: Net income attributable to noncontrolling interests	1	—	1	1

Net income attributable to Bancorp	363	381	1,178	983
Dividends on preferred stock	9	8	26	194

Net income available to common shareholders	$354	373	$1,152	789

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

The following table contains selected financial data for the Commercial Banking segment.

TABLE 22: Commercial Banking

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Income Statement Data
Net interest income (FTE)(a)	$358	345	$1,062	1,015
Provision for loan and lease losses	45	104	181	402
Noninterest income:
Corporate banking revenue	96	82	286	254
Service charges on deposits	57	53	166	154
Other noninterest income	30	24	85	89
Noninterest expense:
Salaries, incentives and benefits	60	60	198	177
Other noninterest expense	211	198	631	626

Income before taxes	225	142	589	307
Applicable income tax expense(a) (b)	43	12	103	10

Net income	$182	130	$486	297

Average Balance Sheet Data
Commercial loans, including held for sale	$41,463	38,304	$41,073	38,125
Demand deposits	14,796	13,311	14,706	12,460
Interest checking	7,094	7,477	7,729	7,909
Savings and money market	2,566	2,803	2,612	2,814
Certificates-$100,000 and over	1,782	1,510	1,829	1,787
Foreign office deposits and other deposits	1,316	1,247	1,329	1,672

(a)	Includes FTE adjustments of $4 for the three months ended September 30, 2012 and 2011, $13 for the nine months ended September 30, 2012 and $12 for the nine months ended September 30, 2011.
(b)	Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Net income was $182 million for the three months ended September 30, 2012, compared to net income of $130 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, net income was $486 million compared to $297 million for the same period of the prior year. Both increases in net income were driven by a decrease in the provision for loan and lease losses, higher noninterest income and higher net interest income, partially offset by higher noninterest expense.

Net interest income increased $13 million and $47 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods of the prior year. The increases were driven primarily by growth in average commercial and industrial portfolio loans and decreases in interest expense on core deposits, partially offset by declines in yields of 9 bps and 11 bps on average commercial loans for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Provision for loan and lease losses decreased $59 million and $221 million for the three and nine months ended September 30, 2012 compared to the same periods of the prior year as a result of improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 43 bps for the three months ended September 30, 2012 compared to 108 bps for the same period of the prior year and decreased to 59 bps for the nine months ended September 30, 2012 compared to 142 bps for the same period of the prior year.

Noninterest income increased $24 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to an increase in corporate banking revenue and an increase in other noninterest income. The increase in corporate banking revenue is primarily due to increases in syndication fees. The increase in other noninterest income was primarily driven by a decrease in losses recognized on the sale of OREO. For the nine months ended September 30, 2012, noninterest income increased $40 million compared to the same period of the prior year due to an increase in corporate banking revenue and service charges on deposits, partially offset by a decrease in other noninterest income. The increase in corporate banking revenue for the nine months ended September 30, 2012, was due to an increase in syndication fees and business lending fees. The increase in service charges on deposits was the result of increased treasury management sales and account growth. The decrease in other noninterest income was primarily driven by an increase in losses and valuation adjustments recognized on the sale of OREO.

Noninterest expense increased $13 million and $26 million for the three and nine months ended September 30, 2012 compared to the same periods of the prior year. The increase for the three months ended September 30, 2012 was driven by an increase in corporate overhead allocations and an increase in losses included in equity method earnings related to the Bancorp’s affordable housing investments. The

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

increase for the nine months ended September 30, 2012 was driven by an increase in salaries, incentives and benefits of $21 million due to an increase in base and incentive compensation primarily driven by improved production levels and an increase in sales personnel. In addition, the increase in other noninterest expense for the nine months ended September 30, 2012 compared to the same period of the prior year was due to an increase in corporate overhead allocations, partially offset by a decrease in loan and lease expenses and recognized derivative credit losses.

Average commercial loans increased $3.2 billion and $2.9 billion for the three and nine months ended September 30, 2012 compared to the same periods of the prior year primarily due to an increase in average commercial and industrial loans, partially offset by decreases in average commercial construction and mortgage loans. Average commercial and industrial portfolio loans increased $4.6 billion and $4.5 billion, respectively, for the three and nine months ended September 30, 2012 compared to the same periods of the prior year due to an increase in new loan origination activity from an increase in demand due to a strengthening economy. Average commercial mortgage portfolio loans decreased $588 million and $662 million, respectively, for the three and nine months ended September 30, 2012 and average commercial construction portfolio loans decreased $897 million and $937 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods of the prior year due to continued run-off as the level of new originations was below the level of repayments on the current portfolio.

Average core deposits increased $935 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and $1.5 billion for the nine months ended September 30, 2012 compared to the same period of 2011. The increase for both periods was primarily driven by strong growth in demand deposit balances, which increased $1.5 billion and $2.2 billion, respectively, for the three and nine months ended September 30, 2012 compared to the same periods of the prior year. The increase in demand deposit accounts was partially offset by decreases in average interest-bearing deposits of $550 million and $730 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods of the prior year, as customers opted to maintain their balances in more liquid accounts due to interest rates remaining near historical lows.

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,320 full-service Banking Centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment.

TABLE 23: Branch Banking

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Income Statement Data
Net interest income	$344	359	$1,021	1,057
Provision for loan and lease losses	71	87	226	300
Noninterest income:
Service charges on deposits	70	81	219	228
Card and processing revenue	72	78	202	241
Investment advisory revenue	33	30	96	89
Other noninterest income	28	26	81	74
Noninterest expense:
Salaries, incentives and benefits	142	145	435	443
Net occupancy and equipment expense	61	60	180	176
Card and processing expense	29	33	86	88
Other noninterest expense	173	161	499	482

Income before taxes	71	88	193	200
Applicable income tax expense	25	31	68	69

Net income	$46	57	$125	131

Average Balance Sheet Data
Consumer loans, including held for sale	$14,951	14,223	$14,879	13,981
Commercial loans, including held for sale	4,546	4,663	4,585	4,627
Demand deposits	10,289	8,503	9,796	8,241
Interest checking	9,272	8,157	9,286	7,924
Savings and money market	22,717	22,378	22,766	22,173
Other time and certificates-$100,000 and over	5,292	7,517	5,470	8,319

Net income was $46 million for the three months ended September 30, 2012, compared to net income of $57 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, net income was $125 million compared to $131 million for the same period of the prior year. Both decreases were driven by a decrease in net interest income and noninterest income and an increase in noninterest expense, partially offset by a decline in the provision for loan and lease losses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income decreased $15 million and $36 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods of the prior year. The primary drivers of the declines are decreases in the FTP credits for checking and savings products. These decreases were partially offset by higher consumer loan balances and a decline in interest expense on core deposits due to favorable shifts from certificates of deposit to lower cost transaction and savings products.

Provision for loan and lease losses for the three months ended September 30, 2012 decreased $16 million compared to the third quarter of 2011, and declined $74 million for the nine months ended September 30, 2012 compared to the same period of the prior year as a result of improved credit trends. Net charge-offs decreased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to decreases in home equity net charge-offs as a result of improvements in several key markets. In addition, net charge-offs for the nine months ended September 30, 2012 were positively impacted by lower commercial net charge-offs as a result of improvements in general economic conditions and reduced credit card net charge-offs due to improved delinquency trends, aggressive line management, and stabilization in unemployment levels.

Noninterest income decreased $12 million and $34 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods of the prior year. These decreases were primarily driven by lower service charges on deposits and lower card and processing revenue. Service charges on deposits declined $11 million and $9 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to the elimination of daily overdraft fees on continuing customer overdraft positions in the second quarter of 2012. Card and processing revenue declined $6 million and $39 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 primarily due to the implementation of the Dodd-Frank Act’s debit card interchange fee cap in the fourth quarter of 2011, partially offset by higher debit and credit card transaction volumes from the impact of the Bancorp’s initial mitigation activity and allocated commission revenue associated with merchant sales.

Noninterest expense increased $6 million and $11 million, respectively, from the three and nine months ended September 30, 2011, primarily driven by increases in other noninterest expense, which increased $12 million and $17 million, respectively, partially offset by decreases in salaries, incentives and benefits of $3 million and $8 million, respectively. The increase in other noninterest expense for the three months ended September 30, 2012 was primarily due to increases in allocated expenses and allocated costs related to higher merchant sales. The increase in other noninterest expense for the nine months ended September 30, 2012 was primarily due to increases in allocated expenses and allocated costs related to higher merchant sales, partially offset by a decrease in FDIC insurance expense.

Average consumer loans increased $728 million for the third quarter of 2012 and $898 million for the nine months ended September 30, 2012 compared to the same periods in the prior year. These increases were primarily due to increases in average residential mortgage portfolio loans of $1.3 billion and $1.4 billion for the three and nine months ended September 30, 2012 compared to the same periods in the prior year due to the retention of certain shorter-term originated mortgage loans. The increases in average residential mortgage portfolio loans were partially offset by decreases in average home equity portfolio loans of $591 million and $542 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods of the prior year as payoffs exceeded new loan production.

Average core deposits increased by $1.5 billion and $1.2 billion for the three and nine months ended September 30, 2012 compared to the same periods in the prior year as the growth in transaction accounts due to excess customer liquidity and historically low interest rates outpaced the run-off of higher priced other time deposits.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table contains selected financial data for the Consumer Lending segment.

TABLE 24: Consumer Lending

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Income Statement Data
Net interest income	$77	85	$234	256
Provision for loan and lease losses	38	55	140	205
Noninterest income:
Mortgage banking net revenue	197	175	577	435
Other noninterest income	15	16	35	38
Noninterest expense:
Salaries, incentives and benefits	58	45	169	128
Other noninterest expense	109	113	327	326

Income before taxes	84	63	210	70
Applicable income tax expense	30	22	74	24

Net income	$54	41	$136	46

Average Balance Sheet Data
Residential mortgage loans, including held for sale	$10,163	9,159	$10,024	9,112
Home equity	633	714	652	742
Automobile loans	11,159	10,755	11,156	10,551
Consumer leases	25	122	42	183

Net income was $54 million and $136 million for the three and nine months ended September 30, 2012 compared to net income of $41 million and $46 million, respectively, for the same periods in the prior year. For both comparative periods, the increase in net income was driven by an increase in noninterest income and a decline in provision for loan and lease losses, partially offset by a decrease in net interest income and an increase in noninterest expense.

Net interest income decreased $8 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and decreased $22 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. These decreases were primarily driven by lower yields on average automobile loans due to continued competition on new originations and lower yields on residential mortgage loans, partially offset by increases in average residential mortgage loans and average automobile loans.

Provision for loan and lease losses decreased $17 million and $65 million, respectively, for the three and nine months ended September 30, 2012, compared to the same periods of the prior year, as delinquency metrics and underlying loss trends improved across all consumer loan types. Net charge-offs as a percent of average loans and leases decreased to 75 bps for the three months ended September 30, 2012 compared to 111 bps for the same period of the prior year and decreased to 94 bps for the nine months ended September 30, 2012 compared to 141 bps for the same period of the prior year.

Noninterest income increased $21 million for the three months ended September 30, 2012 and increased $139 million for the nine months ended September 30, 2012 compared to the same periods of the prior year. The increase from both periods in the prior year was primarily due to increases in mortgage banking net revenue of $22 million and $142 million for the three and nine months ended September 30, 2012, respectively. These increases for the three and nine months ended September 30, 2012 were driven by an increase in gains on loan sales of $106 million and $335 million, respectively, due to an increase in profit margins on sold residential mortgage loans coupled with higher origination volumes. These increases were partially offset by a decrease in net residential mortgage servicing revenue of $85 million and $192 million for the three and nine months ended September 30, 2012 compared to the same periods of the prior year, primarily driven by decreases of $74 million and $157 million, respectively, in net valuation adjustments on MSRs and free-standing derivatives entered into to economically hedge the MSRs.

Noninterest expense increased $9 million and $42 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods of the prior year. For both periods, the increases were driven by salaries, incentives and benefits which increased primarily as a result of higher mortgage loan originations.

Average consumer loans and leases increased $1.2 billion and $1.3 billion for the three and nine months ended September 30, 2012 compared to the same periods of the prior year. Average automobile portfolio loans increased $404 million and $605 million, respectively, compared to the three and nine months ended September 30, 2011 due to a strategic focus to increase automobile lending throughout 2011 and the first three quarters of 2012 through consistent and competitive pricing, disciplined sales execution, and enhanced customer service with our dealership network. Average residential mortgage loans, including held for sale, increased $1.0 billion and $912 million, respectively, for the three and nine months ended September 30, 2012, compared to the same periods of the prior year, due to the low interest rate environment which resulted in increased origination volumes. The increases were partially offset by decreases in home equity and consumer leases. Average home equity portfolio loans decreased $81 million and $90 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in the prior year due to continued run-off in the discontinued brokered home equity product. Average consumer portfolio leases decreased $97 million and $141 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in the prior year due to run-off as the Bancorp discontinued auto leases in 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Investment Advisors is made up of four main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; FTAM, an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. FTAM provides asset management services and previously advised the Bancorp’s proprietary family of mutual funds. Fifth Third Private Bank offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provides advisory services for institutional clients including states and municipalities. Table 25 contains selected financial data for the Investment Advisors segment.

As previously mentioned, the Bancorp announced that FTAM entered into two agreements under which a third party would acquire assets of 16 mutual funds from FTAM and another third party would acquire certain assets relating to the management of Fifth Third money market funds. Both transactions were completed in the third quarter of 2012. Upon completion of the transactions, the Bancorp recognized a $13 million gain on sale within other noninterest income in the Bancorp’s Condensed Consolidated Statements of Income.

TABLE 25: Investment Advisors

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Income Statement Data
Net interest income	$30	29	$87	85
Provision for loan and lease losses	3	16	9	25
Noninterest income:
Investment advisory revenue	90	89	275	275
Other noninterest income	17	3	27	9
Noninterest expense:
Salaries, incentives and benefits	39	40	123	124
Other noninterest expense	70	65	208	192

Income before taxes	25	—	49	28
Applicable income tax expense	9	—	17	10

Net income	$16	—	$32	18

Average Balance Sheet Data
Loans and leases	$1,839	2,004	$1,883	2,065
Core deposits	7,714	6,867	7,527	6,691

Net income increased $16 million and $14 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods of the prior year. For both comparative periods, the increase in net income was driven by an increase in noninterest income and a decrease in the provision for loan and lease losses, partially offset by an increase in noninterest expense.

Provision for loan and leases losses decreased $13 million and $16 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods of the prior year as a result of improved credit trends. Net charge-offs as a percent of average loans and leases decreased to 60 bps for the three months ended September 30, 2012 compared to 316 bps for the same period of the prior year and decreased to 63 bps for the nine months ended September 30, 2012 compared to 164 bps for the same period of the prior year.

Noninterest income increased $15 million and $18 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods of the prior year, primarily driven by the $13 million gain on the sale of certain funds previously mentioned.

Noninterest expense increased $4 million and $15 million, respectively, for the three and nine months ended September 30, 2012 compared to the same periods of the prior year, primarily driven by increases in corporate overhead allocations of $4 million and $14 million for the three and nine months ended September 30, 2012.

Average loans and leases decreased $165 million for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to decreases in commercial and industrial, commercial mortgage and commercial construction loans. Average loans and leases decreased $182 million for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to decreases in home equity, commercial mortgage and commercial and industrial loans. Average core deposits increased $847 million, or 12%, and $836 million, or 12%, respectively, for the three and nine months ended September 30, 2012 compared to the same periods of the prior year primarily due to growth in interest checking as customers have opted to maintain excess funds in liquid transaction accounts as a result of interest rates remaining near historic lows, partially offset by account migration from foreign office deposits.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results for the three months and nine months ended September 30, 2012 were impacted by a benefit of $92 million and $329 million, respectively, due to reductions in the ALLL, dividends on preferred stock of $9 million and $26 million, respectively, and net interest income of $98 million and $305 million, respectively. Third quarter 2012 noninterest income results included a $16 million negative valuation adjustment on the Vantiv warrant. For the three and nine months ended September 30, 2011, results were impacted by a benefit of $175 million and $564 million, respectively, due to reductions in the ALLL, dividends on preferred stock of $8 million and $194 million, respectively, and net interest income of $84 million and $240 million, respectively. For the three and nine months ended September 30, 2012 and 2011, benefits to provision expense resulting from reductions in the ALLL were driven by general improvements in credit quality and declines in net-charge-offs.

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

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line-of-business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of five outside directors and has the responsibility for the oversight of risk management for the Bancorp, as well as for the Bancorp’s overall aggregate risk profile. The Risk and Compliance

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Credit Risk Review is an independent function responsible for evaluating the sufficiency of underwriting, documentation and approval processes for consumer and commercial credits, the accuracy of risk grades assigned to commercial credit exposure, appropriate accounting for charge-offs, and nonaccrual status and specific reserves. Credit Risk Review reports directly to the Risk and Compliance Committee of the Board of Directors and administratively to the Chief Auditor.

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

The following tables provide a summary of potential problem loans:

TABLE 26: Potential Problem Loans

As of September 30, 2012 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$997	999	1,170
Commercial mortgage	985	986	990
Commercial construction	113	113	128
Commercial leases	23	23	23

Total	$2,118	2,121	2,311

TABLE 27: Potential Problem Loans

As of December 31, 2011 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,376	1,376	1,744
Commercial mortgage	1,215	1,216	1,223
Commercial construction	239	240	258
Commercial leases	33	33	33

Total	$2,863	2,865	3,258

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 28: Potential Problem Loans

As of September 30, 2011 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,497	1,499	1,812
Commercial mortgage	1,286	1,287	1,293
Commercial construction	274	274	307
Commercial leases	11	11	11

Total	$3,068	3,071	3,423

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

Overview

The economy maintained a moderate recovery throughout 2011 and so far in 2012. Geographically, the Bancorp continues to experience the most stress in Michigan and Florida due to the decline in real estate values. Real estate value deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn. Among commercial portfolios, the homebuilder, residential developer and portions of the remaining non-owner occupied commercial real estate portfolios continue to remain under stress.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in 2007 and new commercial non-owner occupied real estate lending in 2008, discontinued the origination of brokered home equity products in 2007 and tightened underwriting standards across both the commercial and consumer loan product offerings. With the stabilization of certain real estate markets, the Bank has begun to selectively originate new non-owner occupied income producing commercial real estate loans. However, the level of new originations is below the amortization and pay-off of the current portfolio. Since the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries, the Bancorp has sold certain consumer loans and sold or transferred to held for sale certain commercial loans. Throughout 2011 and 2012, the Bancorp continued to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, tightening underwriting standards on commercial loans and across the consumer loan portfolio, as well as utilizing expanded commercial and consumer loan workout teams. For commercial and consumer loans owned by the Bancorp, loan modification strategies are developed that are workable for both the borrower and the Bancorp when the borrower displays a willingness to cooperate. These strategies typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP 2.0 programs. For loans refinanced under the HARP 2.0 program, the Bancorp strictly adheres to the underwriting requirements of the program and promptly sells the refinanced loan back to the agencies. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics. The Bancorp participates in trial modifications in conjunction with the HAMP program for loans it services for FHLMC and FNMA. As these trial modifications relate to loans serviced for others, they are not included in the Bancorp’s troubled debt restructurings as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loan. As of September 30, 2012, repurchased loans restructured or refinanced under these programs were immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Additionally, as of September 30, 2012, $328 million of loans refinanced under HARP 2.0 were included in loans held for sale in the Bancorp’s Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2012, the Bancorp recognized $72 million and $161 million of fee income in mortgage banking net revenue in the Bancorp’s Condensed Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP 2.0 programs.

In the financial services industry, there has been heightened focus on foreclosure activity and processes. The Bancorp actively works with borrowers experiencing difficulties and has regularly modified or provided forbearance to borrowers where a workable solution could be found. Foreclosure is a last resort, and the Bancorp undertakes foreclosures only when it believes they are necessary and appropriate and are careful to ensure that customer and loan data are accurate. Reviews of the Bancorp’s foreclosure process and procedures conducted in 2010 did not reveal any material deficiencies. These reviews were expanded and extended in 2011 to improve the Bancorp’s processes as

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

additional aspects of the industry’s foreclosure practices have come under intensified scrutiny and criticism. These reviews are complete and the Bancorp has enhanced some of its processes and procedures to address some concerns that were raised and to comply with changes in state laws.

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

TABLE 29: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of September 30, 2012 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$406	376	2,410
Commercial mortgage nonowner-occupied loans	496	798	1,865

Total	$902	1,174	4,275

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases.

TABLE 30: Commercial Loan and Lease Portfolio (excluding loans held for sale)

	2012			2011
As of September 30 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Manufacturing	$9,746	17,976	64	$8,256	15,944	131
Real estate	5,677	6,661	212	6,567	7,262	338
Financial services and insurance	4,772	11,398	60	4,194	8,913	56
Business services	4,312	6,459	76	3,613	5,733	71
Wholesale trade	3,910	7,241	36	3,614	6,778	49
Healthcare	3,504	5,404	16	3,335	5,023	18
Transportation and warehousing	2,897	3,889	4	2,259	3,060	18
Retail trade	2,476	5,587	42	2,616	5,588	43
Construction	2,081	3,226	138	2,428	3,591	206
Communication and information	1,337	2,295	22	1,092	2,003	4
Mining	1,270	2,184	—	1,139	1,909	—
Accommodation and food	1,130	1,810	16	1,108	1,617	55
Other services	1,124	1,476	34	1,049	1,488	45
Entertainment and recreation	913	1,372	15	838	1,197	19
Utilities	546	1,940	—	539	1,601	—
Public administration	479	728	—	596	836	—
Agribusiness	401	552	53	475	607	81
Individuals	322	373	18	443	488	21
Other	16	16	—	8	8	—

Total	$46,913	80,587	806	$44,169	73,646	1,155

By loan size:
Less than $200,000	2%	1	8	2%	2	7
$200,000 to $1 million	7	5	22	9	7	22
$1 million to $5 million	16	13	29	19	15	31
$5 million to $10 million	12	10	8	13	11	12
$10 million to $25 million	28	25	29	27	26	20
Greater than $25 million	35	46	4	30	39	8

Total	100%	100	100	100%	100	100

By state:
Ohio	21%	24	14	25%	28	15
Michigan	11	10	18	14	12	18
Illinois	8	8	10	7	8	13
Florida	7	6	17	8	7	18
Indiana	5	5	10	6	5	10
Kentucky	4	4	4	4	4	4
North Carolina	3	3	2	3	3	3
Tennessee	3	3	4	3	3	2
Pennsylvania	2	2	1	2	2	1
All other states	36	35	20	28	28	16

Total	100%	100	100	100%	100	100

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas. The following tables provide analysis of each of the categories of loans (excluding loans held for sale) by state as of and for the three and nine months ended September 30, 2012 and 2011.

TABLE 31: Non-Owner Occupied Commercial Real Estate (a)

As of September 30, 2012 ($ in millions)					Net Charge-offs for September 30, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,307	1,411	—	50	6	16
Michigan	1,203	1,238	—	66	5	27
Florida	619	651	—	49	7	20
Illinois	416	446	—	26	3	9
Indiana	307	311	—	12	1	2
North Carolina	217	271	1	13	—	3
All other states	863	1,062	—	37	1	(4)

Total	$4,932	5,390	1	253	23	73

(a)	Included in commercial mortgage and commercial construction loans on the Condensed Consolidated Balance Sheets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 32: Non-Owner Occupied Commercial Real Estate (a)

As of September 30, 2011 ($ in millions)					Net Charge-offs for September 30, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,980	2,096	42	72	23	53
Michigan	1,524	1,561	8	70	4	23
Florida	749	774	—	92	14	44
Illinois	436	497	—	59	19	30
Indiana	344	353	—	14	1	4
North Carolina	331	353	—	33	4	11
All other states	597	623	—	40	3	14

Total	$5,961	6,257	50	380	68	179

(a)	Included in commercial mortgage and commercial construction loans on the Condensed Consolidated Balance Sheets.

Table 33: Home Builder and Developer (a)

As of September 30, 2012 ($ in millions)					Net Charge-offs for September 30, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$170	226	—	9	1	7
Michigan	64	77	—	3	1	6
Florida	38	61	—	5	—	11
North Carolina	17	25	—	5	—	1
Indiana	20	22	—	9	—	—
Illinois	29	32	—	9	1	3
All other states	38	40	—	6	—	—

Total	$376	483	—	46	3	28

(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $82 and a total exposure of $128 are also included in Table 31: Non-Owner Occupied Commercial Real Estate.

Table 34: Home Builder and Developer (a)

As of September 30, 2011 ($ in millions)					Net Charge-offs for September 30, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$180	252	—	18	6	21
Michigan	125	151	3	10	1	6
Florida	83	91	—	34	5	13
North Carolina	56	61	—	14	3	6
Indiana	52	62	—	10	1	2
Illinois	21	32	—	12	2	4
All other states	63	75	—	13	—	1

Total	$580	724	3	111	18	53

(a)	Home Builder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $151 and a total exposure of $236 are also included in Table 32: Non-Owner Occupied Commercial Real Estate.

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

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable rate residential mortgage loans. Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $1.2 billion of adjustable rate residential mortgage loans will have rate resets during the next twelve months, with less than one percent of those resets expected to experience an increase in monthly payments in comparison to the monthly payment at the time of origination.

Certain residential mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high LTV ratios, multiple loans on the same collateral that when combined result in an LTV greater than 80% and interest only loans. The Bancorp monitors residential mortgage loans with greater than 80% LTV ratios and no mortgage insurance as it believes these loans represent a higher level of risk.

The following table provides an analysis of the residential mortgage portfolio loans outstanding, excluding held for sale, by LTV at origination:

TABLE 35: Residential Mortgage Portfolio Loans by LTV at Origination

	September 30, 2012		December 31, 2011		September 30, 2011
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 80%	$8,720	66.1%	7,876	66.6%	7,566	67.0%
LTV > 80%, with mortgage insurance	1,129	93.5	1,030	92.7	951	93.2
LTV > 80%, no mortgage insurance	1,859	95.7	1,766	95.6	1,732	95.7

Total	$11,708	73.5%	10,672	73.9%	10,249	74.2%

The following tables provide analysis of the residential mortgage portfolio loans outstanding, excluding held for sale, with a greater than 80% LTV ratio and no mortgage insurance as of and for the three and nine months ended September 30, 2012 and 2011:

TABLE 36: Residential Mortgage Portfolio Loans, LTV Greater Than 80%, No Mortgage Insurance

As of September 30, 2012 ($ in millions)				Net Charge-offs for September 30, 2012
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$611	3	23	3	11
Michigan	313	1	11	3	9
Florida	260	1	17	3	12
Illinois	181	2	4	1	2
North Carolina	116	—	5	1	3
Indiana	115	1	4	—	1
Kentucky	89	—	2	—	1
All other states	174	1	5	1	3

Total	$1,859	9	71	12	42

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 37: Residential Mortgage Portfolio Loans, LTV Greater Than 80%, No Mortgage Insurance

As of September 30, 2011 ($ in millions)				Net Charge-offs for September 30, 2011
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$595	5	27	4	11
Michigan	299	1	15	3	10
Florida	284	2	25	6	23
North Carolina	122	1	5	5	6
Indiana	112	1	4	—	2
Illinois	106	1	3	—	1
Kentucky	83	1	2	—	1
All other states	131	1	5	3	5

Total	$1,732	13	86	21	59

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

The home equity portfolio is managed in two primary categories: loans outstanding with a LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $3.8 billion and $6.4 billion, respectively, as of September 30, 2012. Of the total $10.2 billion of outstanding home equity loans:

•	82% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois;

•	32% are in first lien positions and 68% are in second lien positions at September 30, 2012;

•	For approximately 1/3 of the home equity portfolio in a second lien position, the first lien is either owned or serviced by the Bancorp;

•	Over 80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended September 30, 2012; and

•	The portfolio had an average refreshed FICO score of 735 and 734 at September 30, 2012 and 2011, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of home equity loans outstanding disaggregated based upon refreshed FICO score:

TABLE 38: Home Equity Loans Outstanding by Refreshed FICO Score

	September 30, 2012		December 31, 2011		September 30, 2011
($ in millions)	Outstanding	% of Total	Outstanding	% of Total	Outstanding	% of Total
First Liens:
FICO < 620	$205	2%	214	2%	218	2%
FICO 621-719	717	7	643	6	655	6
FICO > 720	2,355	23	2,466	23	2,512	23

Total First Liens	3,277	32	3,323	31	3,385	31
Second Liens:
FICO < 620	717	7	750	7	764	7
FICO 621-719	1,843	18	1,929	18	1,966	18
FICO > 720	4,401	43	4,717	44	4,805	44

Total Second Liens	6,961	68	7,396	69	7,535	69

Total	$10,238	100%	10,719	100%	10,920	100%

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding in a first and second lien position by LTV at origination:

TABLE 39: Home Equity Loans Outstanding by LTV at Origination

	September 30, 2012		December 31, 2011		September 30, 2011
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
First Liens:
LTV ≤ 80%	$2,779	54.9%	2,800	54.9%	2,851	55.0%
LTV > 80%	498	88.9	523	89.2	534	89.3

Total First Liens	3,277	60.2	3,323	60.4	3,385	60.5
Second Liens:
LTV ≤ 80%	3,695	67.3	3,882	67.3	3,912	67.3
LTV > 80%	3,266	91.6	3,514	91.8	3,623	91.9

Total Second Liens	6,961	80.6	7,396	81.0	7,535	81.1

Total	$10,238	73.5%	10,719	74.0%	10,920	74.2%

The following tables provide analysis of home equity loans by state with LTV greater than 80% as of September 30, 2012 and 2011.

TABLE 40: Home Equity Loans Outstanding with LTV Greater than 80%

As of September 30, 2012 ($ in millions)					Net Charge-offs for September 30, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,294	1,972	8	6	6	20
Michigan	818	1,135	7	4	5	19
Illinois	437	620	6	2	4	13
Indiana	359	535	3	2	1	4
Kentucky	339	514	2	1	1	4
Florida	134	178	3	2	2	7
All other states	383	504	3	4	4	13

Total	$3,764	5,458	32	21	23	80

TABLE 41: Home Equity Loans Outstanding with LTV Greater than 80%

As of September 30, 2011 ($ in millions)					Net Charge-offs for September 30, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,436	2,131	10	7	8	25
Michigan	910	1,228	10	5	8	27
Illinois	455	636	6	2	5	13
Indiana	405	590	3	3	1	7
Kentucky	378	567	4	2	2	5
Florida	152	197	6	3	4	14
All other states	421	528	5	3	5	16

Total	$4,157	5,877	44	25	33	107

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of September 30, 2012, 50% of the automobile loan portfolio is comprised of new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile loans outstanding by LTV at origination:

TABLE 42: Automobile Loans Outstanding with LTV at Origination

	September 30, 2012		December 31, 2011		September 30, 2011
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 100%	$8,035	81.5%	7,805	81.7%	7,568	81.8%
LTV > 100%	3,877	110.9	4,022	111.5	4,025	111.7

Total	$11,912	91.4%	11,827	92.1%	11,593	92.5%

The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100% as of September 30, 2012 and 2011, respectively.

TABLE 43: Automobile Loans Outstanding with LTV Greater than 100%

As of September 30, 2012 ($ in millions)				Net Charge-offs for September 30, 2012
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$410	1	—	1	2
Illinois	242	1	—	—	1
Michigan	223	—	—	1	1
Florida	191	—	—	—	—
Indiana	159	—	—	—	1
Kentucky	145	—	—	—	1
All other states	2,507	3	2	2	12

Total	$3,877	5	2	4	18

TABLE 44: Automobile Loans Outstanding with LTV Greater than 100%

As of September 30, 2011 ($ in millions)				Net Charge-offs for September 30, 2011
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$429	1	—	—	2
Illinois	311	1	—	1	2
Michigan	251	—	—	1	2
Indiana	186	—	—	—	1
Florida	189	—	—	1	3
Kentucky	164	—	—	—	1
All other states	2,495	3	2	5	15

Total	$4,025	5	2	8	26

European Exposure

The Bancorp has no direct sovereign exposure to any European nation as of September 30, 2012. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $2.5 billion and funded exposure was $1.5 billion as of September 30, 2012. Additionally, the Bancorp was within its established country exposure limits for all European countries.

Certain European countries have been experiencing increased levels of stress throughout 2011 and during the nine months ended September 30, 2012 including Greece, Ireland, Italy, Portugal and Spain. The Bancorp’s total exposure to businesses domiciled or owned by companies and financial institutions in these countries was approximately $167 million and funded exposure was $119 million as of September 30, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and financial institutions as of September 30, 2012:

TABLE 45: European Exposure

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure(a)	Funded Exposure
Peripheral Europe(b)	$—	—	15	—	152	119	167	119
Other Eurozone(c)	—	—	74	74	1,382	759	1,456	833

Total Eurozone	—	—	89	74	1,534	878	1,623	952
Other Europe(d)	—	—	43	32	879	491	922	523

Total Europe	$—	—	132	106	2,413	1,369	2,545	1,475

(a)	Total exposure includes funded and unfunded commitments, net of collateral; funded exposure excludes unfunded exposure.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Other Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Euro (primarily the United Kingdom and Switzerland).

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 46. Residential mortgage loans are placed on nonaccrual status when principal and interest payments have become past due 150 days unless such loans are both well secured and in the process of collection. Residential mortgage loans may stay on nonperforming status for an extended time as the foreclosure process typically lasts longer than 180 days. Typically home equity loans are reported on nonaccrual status if principal or interest has been in default for 180 days or more unless the loan is both well secured and in the process of collection. Residential mortgage, home equity, automobile and other consumer loans and leases that have been modified in a TDR and subsequently become past due 90 days are placed on nonaccrual status unless the loan is both well secured and in the process of collection. Credit card loans that have been modified in a TDR are classified as nonaccrual unless such loans have a sustained repayment performance of six months or greater and the Bancorp is reasonably assured of repayment in accordance with the restructured terms. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premiums, accretion of loan discounts and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued, but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of the principal is deemed a loss, the loss amount is charged off to the ALLL.

Total nonperforming assets, including loans held for sale, were $1.5 billion at September 30, 2012 compared to $2.0 billion at December 31, 2011 and $2.1 billion at September 30, 2011. At September 30, 2012, $43 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $138 million and $197 million at December 31, 2011 and September 30, 2011, respectively.

Nonperforming assets as a percentage of total loans, leases and other assets, including OREO and nonaccrual loans held for sale as of September 30, 2012 were 1.75%, compared to 2.32% as of December 31, 2011 and 2.64% as of September 30, 2011. Excluding nonaccrual loans held for sale, nonperforming assets as a percentage of portfolio loans, leases and other assets, including OREO were 1.73% as of September 30, 2012, compared to 2.23% as of December 31, 2011 and 2.44% as of September 30, 2011. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 70% of nonaccrual loans and leases were secured by real estate as of September 30, 2012 compared with 69% as of December 31, 2011 and 67% as of September 30, 2011.

Commercial nonperforming loans and leases were $849 million at September 30, 2012, a decrease of $347 million from December 31, 2011 and a decrease of $503 million from September 30, 2011 due to the impact of loss mitigation actions and moderation in general economic conditions. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at September 30, 2012 decreased $252 million and $349 million compared to December 31, 2011 and September 30, 2011, respectively.

Consumer nonperforming loans and leases were $347 million at September 30, 2012, a decrease of $33 million from December 31, 2011 and a decrease of $36 million from September 30, 2011. The decrease for both periods is due to the continued moderation in general economic conditions in 2012. Home equity nonperforming loans decreased $3 million at September 30, 2012 compared to December 31, 2011 and decreased $7 million at September 30, 2012 compared to September 30, 2011. Residential mortgage nonperforming loans decreased $20 million at September 30, 2012 compared to December 31, 2011 and decreased $21 million at September 30, 2012 compared to September 30, 2011. Geographical market conditions continues to be a large driver of nonaccrual activity as Florida properties represent approximately 15% and 8% of residential mortgage and home equity balances, respectively, but represent 47% and 16% of nonaccrual loans for each category. Refer to Table 47 for a rollforward of the nonperforming loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consumer restructured loans on accrual status totaled $1.6 billion at September 30, 2012, December 31, 2011 and September 30, 2011. As of September 30, 2012, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more are 23%, 13% and 13%, respectively.

OREO and other repossessed property was $293 million at September 30, 2012, compared to $378 million at December 31, 2011 and $406 million at September 30, 2011. The decrease from December 31, 2011 and September 30, 2011 was primarily due to a decrease in new OREO properties reflecting the changes made to the Bancorp’s underwriting of real estate loans in prior periods as well as improvements in general economic conditions during 2011 and 2012. The Bancorp recognized $16 million and $30 million in losses on the sale or write-down of OREO properties for the three months ended September 30, 2012 and 2011, respectively and $60 million and $139 million for the nine months ended September 30, 2012 and 2011, respectively. These losses are primarily reflective of the continued stress in the Michigan and Florida markets for commercial real estate and residential mortgage loans as Michigan and Florida represented 19% and 13%, respectively, of total OREO losses for the three months ended September 30, 2012 compared with 9% and 26%, respectively, for the three months ended September 30, 2011. Properties in Michigan and Florida accounted for 38% of foreclosed real estate at September 30, 2012, compared to 42% at December 31, 2011 and September 30, 2011.

For the three and nine months ended September 30, 2012 approximately $25 million and $79 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and nine months ended September 30, 2011 approximately $31 million and $97 million, respectively, of interest income would have been recognized. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 46: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Nonaccrual loans and leases:
Commercial and industrial loans	$309	408	449
Commercial mortgage loans	263	358	354
Commercial construction loans	76	123	150
Commercial leases	5	9	13
Residential mortgage loans	126	134	142
Home equity	29	25	25
Other consumer loans and leases	—	1	1
Restructured loans and leases:
Commercial and industrial loans	69	79	113
Commercial mortgage loans	73	63	53
Commercial construction loans	7	15	18
Commercial leases	4	3	5
Residential mortgage loans	129	141	134
Home equity	22	29	33
Automobile loans	2	2	2
Credit card	39	48	46

Total nonperforming portfolio loans and leases(d)	1,153	1,438	1,538
OREO and other repossessed property(c)	293	378	406

Total nonperforming assets	1,446	1,816	1,944
Nonaccrual loans held for sale	43	138	197

Total nonperforming assets including loans held for sale	$1,489	1,954	2,141

Loans and leases 90 days past due and accruing
Commercial and industrial loans	$1	4	9
Commercial mortgage loans	22	3	9
Commercial construction loans	—	1	44
Commercial leases	—	—	1
Residential mortgage loans(b)	76	79	91
Home equity	65	74	83
Automobile loans	9	9	9
Credit card and other	28	30	28

Total loans and leases 90 days past due and accruing(e)	$201	200	274

Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(a)	1.73%	2.23	2.44
Allowance for loan and lease losses as a percent of nonperforming assets(a)	133	124	125

(a)	Excludes nonaccrual loans held for sale.
(b)	Information for all periods presented excludes advances made pursuant to servicing agreements to GNMA mortgage loan pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. These advances were $392, $309 and $291 as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The Bancorp recognized immaterial credit losses for the three months ended September 30, 2012 and for the three and nine months ended September 30, 2011. The Bancorp recognized credit losses of $2 for the nine months ended September 30, 2012 due to claim denials and curtailments associated with these advances.
(c)	Excludes $73, $64 and $58 of OREO related to government insured loans at September 30, 2012, December 31, 2011, and September 30, 2011, respectively.
(d)	Includes $11, $17, and $19 of nonaccrual government insured commercial loans whose repayments are insured by the Small Business Administration at September 30, 2012, December 31, 2011, and September 30, 2011, respectively, and $1 and $2 of restructured nonaccrual government insured loans at September 30, 2012 and December 31, 2011, respectively, and an immaterial amount at September 30, 2011.
(e)	Includes an immaterial amount of government insured commercial loans 90 days past due and accruing whose repayments are insured by the Small Business Administration at September 30, 2012, December 31, 2011, and September 30, 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 47: Rollforward of Portfolio Nonperforming Loans and Leases

For the nine months ended September 30, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Beginning Balance	$1,058	275	105	1,438
Transfers to nonperforming	491	254	272	1,017
Transfers to performing	(18)	(33)	(57)	(108)
Transfers to performing (restructured)	(26)	(42)	(71)	(139)
Transfers to held for sale	(13)	—	—	(13)
Loans sold from portfolio	(30)	(4)	—	(34)
Loan paydowns/payoffs	(376)	(88)	(9)	(473)
Transfers to OREO	(86)	(54)	—	(140)
Charge-offs	(242)	(53)	(152)	(447)
Draws/other extensions of credit	48	—	4	52

Ending Balance	$806	255	92	1,153

For the nine months ended September 30, 2011 ($ in millions)
Beginning Balance	$1,214	268	198	1,680
Transfers to nonperforming	886	295	352	1,533
Transfers to performing	(23)	(36)	(67)	(126)
Transfers to performing (restructured)	(1)	(62)	(68)	(131)
Transfers to held for sale	(89)	—	—	(89)
Loans sold from portfolio	(36)	(1)	(21)	(58)
Loan paydowns/payoffs	(275)	(61)	(11)	(347)
Transfers to OREO	(96)	(49)	—	(145)
Charge-offs	(441)	(79)	(282)	(802)
Draws/other extensions of credit	16	1	6	23

Ending Balance	$1,155	276	107	1,538

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

The following table summarizes TDRs by loan type and delinquency status.

TABLE 48: Performing and Nonperforming TDRs

	Performing
As of September 30, 2012 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial	$442	—	—	153	595
Residential mortgages(a)	986	80	84	129	1,279
Home equity	380	35	1	22	438
Automobile and other consumer loans and leases	34	2	—	2	38
Credit card	39	—	—	39	78

Total	$1,881	117	85	345	2,428

(a)	Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of September 30, 2012, these advances represented $93 of current loans, $23 of 30-89 days past due loans and $65 of 90 days or more past due loans.

During the third quarter of 2012, the OCC, a national bank regulatory agency, issued interpretive guidance that requires Chapter 7 non-reaffirmed loans to be accounted for as nonperforming TDRs and collateral dependent loans regardless of their payment history and capacity to pay in the future. The Bancorp’s banking subsidiary is a state chartered bank which therefore is not subject to guidance of the OCC, however, the Bancorp is closely following these developments and is in communication with its regulators to evaluate their position on this new guidance. At September 30, 2012, the Bancorp had loans with unpaid principal balances totaling approximately $150 million that could potentially be impacted by this guidance, of which approximately 80% are current with their original contractual payments and approximately $50 million are already classified as TDRs. This guidance, if adopted by the Bancorp’s regulators, may result in additional TDRs and possible increases to nonperforming assets and charge-offs. The Bancorp is currently assessing the impact the adoption of this guidance would have on its Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Net Loan Charge-offs

Net charge-offs were 75 bps and 132 bps of average portfolio loans and leases for the three months ended September 30, 2012 and 2011, respectively, and were 90 bps and 160 bps for the nine months ended September 30, 2012 and 2011, respectively. Table 49 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases decreased to 53 bps and 69 bps during the three and nine months ended September 30, 2012 compared to 130 bps and 141 bps during the three and nine months ended September 30, 2011. The decreases are a result of decreases in net charge-offs of $74 million and $199 million for the three and nine months ended September 30, 2012 from the same periods in the prior year coupled with an increase in the average commercial loan and lease balances, excluding commercial loans held for sale, of $3.0 billion and $2.9 billion, respectively. Decreases in net charge-offs were realized across all commercial loan types, excluding commercial leases, and were primarily due to improvements in general economic conditions and previous actions taken by the Bancorp to address problem loans. Actions taken by the Bancorp included suspending homebuilder and developer lending in 2007 and non-owner occupied commercial real estate lending in 2008 and tightened underwriting standards across all commercial loan product offerings. The Bancorp resumed homebuilder and developer lending and non-owner occupied commercial real estate lending in the third quarter of 2011. Net charge-offs for the three and nine months ended September 30, 2012 related to non-owner occupied commercial real estate were $23 million and $73 million compared to $68 million and $179 million for the three and nine months ended September 30, 2011. Net charge-offs related to non-owner occupied commercial real estate are recorded in the commercial mortgage loans and commercial construction loans captions in Table 49. Net charge-offs on these loans represented 30% and 41% of total commercial loan and lease net charge-offs for the nine months ended September 30, 2012 and 2011, respectively.

The ratio of consumer loan and lease net charge-offs to average portfolio consumer loans and leases decreased to 104 bps and 118 bps during the three and nine months ended September 30, 2012 compared to 189 bps and 216 bps during the three and nine months ended September 30, 2011. Net charge-offs on residential mortgage loans, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $10 million and $38 million for the three and nine months ended September 30, 2012 compared to the same periods in the prior year as a result of improvements in delinquencies and a decrease in the average loss recorded per charge-off. The Bancorp’s Florida and Michigan markets accounted for 51% and 15% of net charge-offs on residential mortgage loans in the portfolio during the nine months ended September 30, 2012 compared to 60% and 13% for the nine months ended September 30, 2011, respectively. The Bancorp expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality, shorter duration residential mortgage loans that are originated through its branch network as a low-cost, refinance product of conforming residential mortgage loans.

Home equity net charge-offs decreased $16 million and $46 million compared to the three and nine months ended September 30, 2011, primarily due to decreased net charge-offs in the Michigan market. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loan net charge-offs decreased $5 million and $17 million compared to the three and nine months ended September 30, 2011, due to the origination of high credit quality loans as a result of tighter underwriting standards and higher resale on automobiles sold at auction.

Credit card net charge-offs remained relatively flat for the three months ended September 30, 2012 compared to the same period in the prior year. Credit card net charge-offs decreased $20 million compared to the nine months ended September 30, 2011 reflecting improving delinquency trends, aggressive line management, and stabilization in unemployment levels. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Other consumer loan net charge-offs decreased $1 million and $56 million compared to the three and nine months ended September 30, 2011, as the prior year period contained charge-offs associated with certain consumer loans that were acquired during the fourth quarter of 2010 when the Bancorp foreclosed on a commercial loan that was collateralized by individual consumer loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 49: Summary of Credit Loss Experience

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2012	2011	2012	2011
Losses charged off:
Commercial and industrial loans	$(39)	(62)	(151)	(238)
Commercial mortgage loans	(32)	(49)	(98)	(158)
Commercial construction loans	(4)	(35)	(31)	(83)
Commercial leases	(1)	—	(9)	(1)
Residential mortgage loans	(28)	(38)	(104)	(142)
Home equity	(41)	(56)	(133)	(179)
Automobile loans	(13)	(19)	(42)	(65)
Credit card	(21)	(26)	(69)	(89)
Other consumer loans and leases	(9)	(9)	(23)	(79)

Total losses	(188)	(294)	(660)	(1,034)
Recoveries of losses previously charged off:
Commercial and industrial loans	10	7	22	23
Commercial mortgage loans	4	2	15	10
Commercial construction loans	—	—	9	3
Commercial leases	—	1	1	3
Residential mortgage loans	2	2	5	5
Home equity	4	3	11	11
Automobile loans	6	7	19	25
Credit card	3	8	13	13
Other consumer loans and leases	3	2	8	8

Total recoveries	32	32	103	101
Net losses charged off:
Commercial and industrial loans	(29)	(55)	(129)	(215)
Commercial mortgage loans	(28)	(47)	(83)	(148)
Commercial construction loans	(4)	(35)	(22)	(80)
Commercial leases	(1)	1	(8)	2
Residential mortgage loans	(26)	(36)	(99)	(137)
Home equity	(37)	(53)	(122)	(168)
Automobile loans	(7)	(12)	(23)	(40)
Credit card	(18)	(18)	(56)	(76)
Other consumer loans and leases	(6)	(7)	(15)	(71)

Total net losses charged off	$(156)	(262)	(557)	(933)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	0.36%	0.76	0.53	1.02
Commercial mortgage loans	1.15	1.86	1.12	1.91
Commercial construction loans	2.29	7.90	3.39	5.68
Commercial leases	0.11	(0.12)	0.33	(0.11)

Total commercial loans	0.53	1.30	0.69	1.41

Residential mortgage loans	0.90	1.41	1.18	1.89
Home equity	1.43	1.89	1.57	2.02
Automobile loans	0.22	0.41	0.26	0.48
Credit card	3.49	3.86	3.81	5.50
Other consumer loans and leases	9.11	6.67	6.15	17.42

Total consumer loans and leases	1.04	1.89	1.18	2.16

Total net losses charged off	0.75%	1.32	0.90	1.60

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

During the nine months ended September 30, 2012, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $153 million at September 30, 2012. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $52 million at September 30, 2012. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 50: Changes in Allowance for Credit Losses

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
ALLL:
Balance, beginning of period	$2,016	2,614	2,255	3,004
Losses charged off	(188)	(294)	(660)	(1,034)
Recoveries of losses previously charged off	32	32	103	101
Provision for loan and lease losses	65	87	227	368

Balance, end of period	$1,925	2,439	1,925	2,439

Reserve for unfunded commitments:
Balance, beginning of period	$178	197	181	227
Provision for unfunded commitments	(2)	(10)	(5)	(40)

Balance, end of period	$176	187	176	187

Certain inherent, but unconfirmed losses are probable within the loan and lease portfolio. The Bancorp’s current methodology for determining the level of losses is based on historical loss rates, current credit grades, specific allocation on impaired commercial credits above specified thresholds and restructured residential and consumer loans and other qualitative adjustments. Due to the heavy reliance on realized historical losses and the credit grade rating process, the model-derived estimate of ALLL tends to slightly lag behind the deterioration in the portfolio in a stable or deteriorating credit environment, and tend not to be as responsive when improved conditions have presented themselves. Given these model limitations, the qualitative adjustment factors may be incremental or decremental to the quantitative model results.

An unallocated component to the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.14% at September 30, 2012, 0.17% at December 31, 2011 and 0.19% at September 30, 2011. The unallocated allowance was six percent of the total allowance as of September 30, 2012, December 31, 2011 and September 30, 2011.

As shown in Table 51, the ALLL as a percent of portfolio loan and leases was 2.32% at September 30, 2012 compared to 2.78% at December 31, 2011 and 3.08% at September 30, 2011. The ALLL was $1.9 billion as of September 30, 2012, compared to $2.3 billion as of December 31, 2011 and $2.4 billion at September 30, 2011. The decreases from both prior periods were reflective of a number of factors including decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases and improvement in underlying loss trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 51: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

($ in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Allowance attributed to:
Commercial and industrial loans	$818	929	1,013
Commercial mortgage loans	359	441	473
Commercial construction loans	39	77	79
Commercial leases	71	80	84
Residential mortgage loans	232	227	233
Home equity	158	195	209
Automobile loans	28	43	57
Credit card	84	106	119
Other consumer loans and leases	20	21	23
Unallocated	116	136	149

Total ALLL	$1,925	2,255	2,439

Portfolio loans and leases:
Commercial and industrial loans	$33,344	30,783	29,258
Commercial mortgage loans	9,348	10,138	10,330
Commercial construction loans	672	1,020	1,213
Commercial leases	3,549	3,531	3,368
Residential mortgage loans	11,708	10,672	10,249
Home equity	10,238	10,719	10,920
Automobile loans	11,912	11,827	11,593
Credit card	1,994	1,978	1,878
Other consumer loans and leases	294	350	407

Total portfolio loans and leases	$83,059	81,018	79,216

Attributed allowance as a percent of respective portfolio loans and leases:
Commercial and industrial loans	2.45%	3.02	3.46
Commercial mortgage loans	3.84	4.35	4.58
Commercial construction loans	5.80	7.55	6.51
Commercial leases	2.00	2.27	2.49
Residential mortgage loans	1.98	2.13	2.27
Home equity	1.54	1.82	1.91
Automobile loans	0.24	0.36	0.49
Credit card	4.21	5.36	6.34
Other consumer loans and leases	6.80	6.00	5.65
Unallocated (as a percent of total portfolio loans and leases)	0.14	0.17	0.19

Attributed allowance as a percent of total portfolio loans and leases	2.32%	2.78	3.08

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

The Bancorp’s Executive ALCO, which includes senior management representatives and is accountable to the ERM Committee, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market Risk Management function as part of ERM that provides independent oversight of market risk activities. The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over 12 month and 24 month horizons assuming a 100 bps and 200 bps parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses at September 30, 2012. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of September 30:

TABLE 52: Estimated NII Sensitivity Profile

	2012		2011
	% Change in NII (FTE)		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	2.34%	8.84	0.34%	5.97	(5.00)	(7.00)
+ 100	1.00	4.30	0.07	2.78	—	—

At September 30, 2012, the Bancorp’s interest rate risk profile reflects moderate asset sensitivity in year one in contrast to a relatively neutral profile at September 30, 2011 with year two asset sensitivity increases from year one at both September 30, 2012 and September 30, 2011. The higher asset sensitivity at September 30, 2012 compared to September 30, 2011 is the result of growth in core deposit balances and lower market interest rates, partially offset by increases in fixed-rate loan balances.

Economic Value of Equity

The Bancorp also utilizes EVE as a measurement tool in managing interest rate risk. Whereas the NII simulation model highlights exposures over a relatively short time horizon, the EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The EVE of the balance sheet, at a point in time, is defined as the discounted present value of asset and net derivative cash flows less the discounted value of liability cash flows. The sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the NII simulation model. As with the NII simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving loan and security prepayments and the expected balance attrition and pricing of transaction deposit portfolios.

The following table shows the Bancorp’s EVE sensitivity profile as of September 30:

TABLE 53: Estimated EVE Sensitivity Profile

	2012	2011
Change in Interest Rates (bps)	Change in EVE	Change in EVE	ALCO Policy Limits
+ 200	1.59%	0.42%	(15.00)
+ 100	1.12	0.65
+ 25	0.29	0.21
- 25	(0.42)	(0.31)

The EVE at risk profile suggests a positive impact from market rate increases of +25 bps through the +200 bps scenarios for 2012. The EVE at risk reported at September 30, 2012 for the +200 basis points scenario shows a change to a slightly more asset sensitive position compared to September 30, 2011. The primary factors contributing to the change are the decline in market interest rates over this time period, growth in core deposits and changes in the MSR risk profile, partially offset by the impact of an increase in fixed-rate loan balances.

While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate or exacerbate the impact of changes in interest rates. The NII simulations and EVE analyses do not necessarily include certain actions that management may undertake to manage risk in response to anticipated changes in interest rates.

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

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 54 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of September 30, 2012.

TABLE 54: Portfolio Loan and Lease Contractual Maturities

As of September 30, 2012 ($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$9,806	21,781	1,757	33,344
Commercial mortgage loans	4,523	4,070	755	9,348
Commercial construction loans	402	238	32	672
Commercial leases	618	1,571	1,360	3,549

Subtotal - commercial loans and leases	15,349	27,660	3,904	46,913

Residential mortgage loans	3,143	4,649	3,916	11,708
Home equity	1,642	5,818	2,778	10,238
Automobile loans	4,754	6,887	271	11,912
Credit card	568	1,426	—	1,994
Other consumer loans and leases	241	50	3	294

Subtotal - consumer loans and leases	10,348	18,830	6,968	36,146

Total	$25,697	46,490	10,872	83,059

Additionally, Table 55 displays a summary of expected principal cash flows occurring after one year for both fixed and floating/adjustable rate loans as of September 30, 2012.

TABLE 55: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
As of September 30, 2012 ($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$2,915	20,623
Commercial mortgage loans	1,393	3,432
Commercial construction loans	33	237
Commercial leases	2,931	—

Subtotal - commercial loans and leases	7,272	24,292

Residential mortgage loans	6,159	2,406
Home equity	960	7,636
Automobile loans	7,110	48
Credit card	599	827
Other consumer loans and leases	14	39

Subtotal - consumer loans and leases	14,842	10,956

Total	$22,114	35,248

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $679 million, $681 million and $662 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during both the third quarter of 2012 and the same period in the prior year. This caused modeled prepayments speeds to increase, which led to $72 million in temporary impairment on servicing rights during the three months ended September 30, 2012

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

compared to $201 million in temporary impairment on servicing rights during the three months ended September 30, 2011. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the mortgage servicing rights valuation, the Bancorp recognized net gains of $32 million on its non-qualifying hedging strategy for the three months ended September 30, 2012, compared to net gains of $235 million for the three months ended September 30, 2011. Net gains on the sale of securities related to the Bancorp’s non-qualifying hedging strategy were $5 million in the third quarter of 2012 compared to $6 million in the same period in 2011. During the fourth quarter of 2011, the Bancorp assessed the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Based on this review, the Bancorp adjusted its MSR hedging strategy to exclude the hedging of MSRs related to certain mortgage loans originated in 2008 and prior, representing approximately 17% of the carrying value of the MSR portfolio as of September 30, 2012. The prepayment behavior of these loans is expected to be less sensitive to changes in interest rates as tighter industry underwriting standards, borrower credit characteristics and home price values have had a greater impact on prepayment speeds. Thus, the predictive power of traditional prepayment models that are based solely on the historical dependency of prepayment speeds on market interest rates may not be reliable for these loans. As a result, the Bancorp has considered these additional factors as it models prepayment speeds when valuing the MSRs. The Bancorp utilizes valuation opinions from servicing brokers, peer surveys and its historical prepayment experience in validating the modeled prepayment speeds utilized in the fair value measurement of the MSRs. As these additional factors have had an impact on prepayment speeds, the effectiveness of traditional hedging strategies utilizing benchmark interest rate based derivatives has been reduced. In addition to the market factors that impact prepayment speeds, the Bancorp is exposed to prepayment risk on these loans in the event borrowers refinance at higher than expected levels due to government intervention or other factors. The Bancorp continues to monitor the performance of these MSRs and may decide to hedge this portion of the MSR portfolio in future periods. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2012, December 31, 2011 and September 30, 2011 was $398 million, $374 million and $392 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected levels of deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. A summary of certain obligations and commitments to make future payments under contracts is included in Note 14 of the Notes to Condensed Consolidated Financial Statements.

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

Projected contractual maturities from loan and lease repayments are included in Table 54 of the Market Risk Management section of MD&A. Of the $15.4 billion of securities in the Bancorp’s available-for-sale portfolio at September 30, 2012, $3.9 billion in principal and interest is expected to be received in the next 12 months and an additional $2.4 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, see the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp’s sales primarily consisted of residential mortgage loans originated as held for sale totaling $5.0 billion and $16.5 billion, respectively, for the three and nine months ended September 30, 2012 compared to $3.3 billion and $10.0 billion, respectively, for the three and nine months ended September 30, 2011. For further information on the transfer of financial assets, see Note 10 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 81% of its average total assets for the third quarter of 2012 and fourth quarter of 2011 and 80% for the third quarter of 2011. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under the SEC rules. As of September 30, 2012, $5.6 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations; however, access to these markets may depend on market conditions. The Bancorp also has $19.0 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $31.8 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

On March 7, 2012, the Bancorp issued $500 million in aggregate principal amount of 3.50% Senior Notes due March 15, 2022. On August 8, 2012, the Bancorp redeemed all $862.5 million of the outstanding TruPS issued by Fifth Third Capital Trust VI. In addition, on August 15, 2012, the Bancorp redeemed all $575 million of the outstanding TruPS issued by Fifth Third Capital Trust V. See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Senior Notes and TruPS.

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

The Bancorp’s senior debt credit ratings are summarized in Table 56. The ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. * Additional information on the Bancorp’s senior debt credit ratings is as follows:

•	Moody’s “Baa1” rating is considered a medium-grade obligation and is the fourth highest ranking within its overall classification system;

•	Standard & Poor’s “BBB” rating indicates the obligor’s capacity to meet its financial commitment is adequate and is the fourth highest ranking within its overall classification system;

•	Fitch Ratings’ “A-” rating is considered high credit quality and is the third highest ranking within its overall classification system; and

•	DBRS Ltd.’s “A (low)” rating is considered satisfactory credit quality and is the third highest ranking within its overall classification system.

*	As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating.

TABLE 56: Agency Ratings

As of November 7, 2012	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB	A-	AL
Subordinated debt	Baa2	BBB-	BBB+	BBBH
Fifth Third Bank:
Short-term	P-2	A-2	F1	R-1L
Long-term deposit	A3	No rating	A	A
Senior debt	A3	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	A (low)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL MANAGEMENT

Management regularly reviews the Bancorp’s capital position to help ensure it is appropriately positioned under various operating environments. The Bancorp has established a Capital Committee, which is responsible for all capital related decisions. The Capital Committee makes recommendations to management involving capital actions. These recommendations are reviewed and approved by the ERM Committee.

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

The Dodd-Frank Act requires more stringent prudential standards, including capital and liquidity requirements, for larger institutions. It addresses the quality of capital components by limiting the degree to which certain hybrid instruments can be included. The Dodd-Frank Act will phase out the inclusion of certain TruPS as a component of Tier I risk-based capital beginning January 1, 2013. At September 30, 2012, the Bancorp’s Tier I risk-based capital included $810 million of TruPS representing approximately 76 bps of risk-weighted assets.

In December of 2010 and revised in June of 2011, the Basel Committee on Banking Supervision issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. The Bancorp continues to evaluate these proposals and their potential impact. Its current estimate of the pro-forma fully phased in Tier I common equity ratio at September 30, 2012 under the proposed capital rules is approximately 9.01%* compared with 9.67% as calculated under the existing Basel I capital framework. The primary drivers of the change from the existing Basel I capital framework to the Basel III proposal are an increase in Tier I common equity of approximately 46 bps (primarily from including AOCI) which would be more than offset by the impact of increases in risk-weighted assets (primarily from 1-4 family senior and junior lien residential mortgages and commitments with an original maturity of one year or less). The pro-forma Tier I common equity ratio exceeds the proposed minimum Tier I common equity ratio of 7% comprised of a minimum of 4.5% plus a capital conservation buffer of 2.5%. The pro-forma Tier I common equity ratio does not include the effect of any mitigating actions the Bancorp may undertake to offset the impact of the proposed capital enhancements. For further discussion on the Basel I and Basel III Tier I common equity ratios, see the Non-GAAP Financial Measures section of MD&A.

*	The pro forma Tier I common equity ratio is management’s estimate based upon its current interpretation of the three draft Federal Register notices proposing enhancements to regulatory capital requirements published in June of 2012. The actual impact to the Bancorp’s Tier I common equity ratio may change significantly due to further clarification of the agencies proposals or revisions to the agencies final rules, which remain subject to public comment.

TABLE 57: Capital Ratios

($ in millions)	September 30, 2012	December 31, 2012	September 30, 2011
Average equity as a percent of average assets	11.82%	11.41	11.33
Tangible equity as a percent of tangible assets(a)	9.45	9.03	8.98
Tangible common equity as a percent of tangible assets(a)	9.10	8.68	8.63

Tier I capital	$11,594	12,503	12,266
Total risk-based capital	15,777	16,885	16,663
Risk-weighted assets(b)	106,858	104,945	102,562

Regulatory capital ratios:
Tier I capital	10.85%	11.91	11.96
Total risk-based capital	14.76	16.09	16.25
Tier I leverage	10.09	11.10	11.08
Tier I common equity(a)	9.67	9.35	9.33

(a)	For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.
(b)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

2012 Capital Actions

As part of the 2012 CCAR, on January 9, 2012, the Bancorp submitted to the FRB a capital plan approved by its Board of Directors covering the period from January 1, 2012 to March 31, 2013. The mandatory elements of the capital plan were an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The FRB assessed the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan and reviewed the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratio and above a Tier I common ratio of 5% on a pro-forma basis under expected and stressful conditions throughout the planning horizon.

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

The FRB indicated to the Bancorp that it did object to other elements of its capital plan, including increases in its quarterly common dividend and the initiation of common share repurchases other than those described in the paragraph above. The Bancorp resubmitted its capital plan to the FRB on June 8, 2012. The resubmitted plan included capital actions and distributions for the covered period through March 31, 2013 that were substantially similar to those included in the original submission, with adjustments primarily reflecting the change in the expected timing of capital actions and distributions relative to the timing assumed in the original submission.

On August 21, 2012, the Bancorp announced that the FRB did not object to its capital plan resubmitted under the CCAR process, which included the potential increase of the quarterly common stock dividend to $0.10 in the third quarter of 2012 and the repurchases of common shares of up to $600 million through the first quarter of 2013, in addition to any incremental repurchase of common shares related to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common shares by either the Bancorp or Vantiv, Inc.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.10 and $0.08 for the three months ended September 30, 2012 and 2011, respectively, and $0.26 and $0.20 for the nine months ended September 30, 2012 and 2011, respectively.

In connection with the 2012 CCAR results, on April 23, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 4,838,710 shares, or approximately $75 million, of its outstanding common stock on April 26, 2012. As part of this transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement of the accelerated share repurchase transaction was based on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. The accelerated share repurchase was treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. At settlement of the forward contract on June 1, 2012, the Bancorp received an additional 631,986 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

On August 21, 2012, Fifth Third’s Board of Directors authorized the Bancorp to repurchase up to 100 million shares of its outstanding common stock in the open market or in privately negotiated transactions, and to utilize any derivative or similar instrument to affect share repurchase transactions. This share repurchase authorization replaces the Board’s previous authorization pursuant to which approximately 14 million shares remained available for repurchase by the Bancorp.

On August 23, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 21,531,100 shares or approximately $350 million of its outstanding common stock on August 28, 2012. As part of this transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement of the accelerated share repurchase transaction would be based on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. The accelerated share repurchase was treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. At settlement of the forward contract on October 24, 2012, the Bancorp received an additional 1,444,047 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

TABLE 58: Share Repurchases

Period	Total Number of Shares Purchases(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2012 - July 31, 2012	—	—	—	13,730,822
August 1, 2012 - August 31, 2012(b)	21,531,100	$14.68	21,531,100	78,468,900
September 1, 2012 - September 30, 2012	—	—	—	78,468,900

Total	21,531,100	$14.68	21,531,100	78,468,900

(a)	The Bancorp repurchased 168,190 shares during the third quarter of 2012 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	In August 2012, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information. A discussion of these transactions is as follows:

Residential Mortgage Loan Sales

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Such provisions include the loan’s compliance with applicable loan criteria, including certain documentation standards per agreements with unrelated third parties. Additional reasons for the Bancorp having to repurchase the loans include compliance with collateral appraisal standards, fraud related to the loan application and the rescission of mortgage insurance. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of September 30, 2012, December 31, 2011 and September 30, 2011, the Bancorp maintained reserves related to these loans sold with the representation and warranty recourse provisions totaling $81 million, $55 million and $52 million, respectively, which were included in other liabilities in the Bancorp’s Condensed Consolidated Balance Sheets. During the third quarter of 2012, the Bancorp received additional information from FHLMC regarding their file selection criteria. As a result of these communications, the Bancorp was able to better estimate the probable losses on certain loans sold to FHLMC which was the primary driver in the increase in the representation and warranty reserve from December 31, 2011 and September 30, 2011.

For the three months ended September 30, 2012 and 2011, the Bancorp paid $8 million and $23 million, respectively, in the form of make whole payments and repurchased $29 million and $37 million, respectively, in outstanding principal of loans to satisfy investor demands. For the nine months ended September 30, 2012 and 2011, the Bancorp paid $25 million and $52 million, respectively, in the form of make whole payments and repurchased $94 million and $88 million, respectively, of loans to satisfy investor demands. Total repurchase demand requests during the three months ended September 30, 2012 and 2011 were $70 million and $84 million, respectively. Total repurchase demand requests during the nine months ended September 30, 2012 and 2011 were $280 million and $256 million, respectively. Total outstanding repurchase demand inventory was $74 million at September 30, 2012 compared to $66 million at December 31, 2011 and $84 million at September 30, 2011.

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $687 million, $772 million and $828 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $18 million at September 30, 2012, and $17 million both at December 31, 2011 and September 30, 2011, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

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

The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $64 million at September 30, 2012, $77 million at December 31, 2011 and $92 million at September 30, 2011. As of September 30, 2012, December 31, 2011 and September 30, 2011, the Bancorp maintained a reserve of $21 million, $27 million and $28 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. In 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	September 30, 2012	December 31, 2011	September 30, 2011
Assets
Cash and due from banks(a)	$2,490	2,663	2,348
Available-for-sale and other securities(b)	15,402	15,362	16,227
Held-to-maturity securities(c)	287	322	337
Trading securities	205	177	189
Other short-term investments(a)	1,286	1,781	2,028
Loans held for sale(d)	1,802	2,954	1,840
Portfolio loans and leases:
Commercial and industrial loans	33,344	30,783	29,258
Commercial mortgage loans(a)	9,348	10,138	10,330
Commercial construction loans	672	1,020	1,213
Commercial leases	3,549	3,531	3,368
Residential mortgage loans(e)	11,708	10,672	10,249
Home equity(a)	10,238	10,719	10,920
Automobile loans(a)	11,912	11,827	11,593
Credit card	1,994	1,978	1,878
Other consumer loans and leases	294	350	407

Portfolio loans and leases	83,059	81,018	79,216
Allowance for loan and lease losses(a)	(1,925)	(2,255)	(2,439)

Portfolio loans and leases, net	81,134	78,763	76,777
Bank premises and equipment	2,520	2,447	2,410
Operating lease equipment	542	497	462
Goodwill	2,417	2,417	2,417
Intangible assets	30	40	45
Servicing rights	679	681	662
Other assets(a)	8,689	8,863	9,163

Total Assets	$117,483	116,967	114,905

Liabilities
Deposits:
Demand	$27,606	27,600	24,547
Interest checking	22,891	20,392	18,616
Savings	20,624	21,756	21,673
Money market	5,285	4,989	5,448
Other time	4,167	4,638	5,439
Certificates - $100,000 and over	2,978	3,039	3,092
Foreign office and other	1,137	3,296	3,232

Total deposits	84,688	85,710	82,047
Federal funds purchased	686	346	427
Other short-term borrowings	5,503	3,239	4,894
Accrued taxes, interest and expenses	1,588	1,469	1,307
Other liabilities(a)	3,122	3,270	3,372
Long-term debt(a)	8,127	9,682	9,800

Total Liabilities	103,714	103,716	101,847

Equity
Common stock(f)	2,051	2,051	2,051
Preferred stock(g)	398	398	398
Capital surplus	2,733	2,792	2,780
Retained earnings	8,466	7,554	7,323
Accumulated other comprehensive income	468	470	542
Treasury stock	(398)	(64)	(65)

Total Bancorp shareholders’ equity	13,718	13,201	13,029
Noncontrolling interests	51	50	29

Total Equity	13,769	13,251	13,058

Total Liabilities and Equity	$117,483	116,967	114,905

(a)	Includes $0, $30 and $35 of cash, $0, $7 and $7 of other short-term investments, $50, $50 and $29 of commercial mortgage loans, $0, $223 and $228 of home equity loans, $0, $259 and $334 of automobile loans, ($2), ($10) and ($10) of ALLL, $3, $4 and $3 of other assets, $0, $4 and $5 of other liabilities, $0, $191and $270 of long-term debt from consolidated VIEs that are included in their respective captions above at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. See Note 9.
(b)	Amortized cost of $14,641, $14,614 and $15,427 at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.
(c)	Fair value of $287, $322 and $337 at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.
(d)	Includes $1,741, $2,751 and $1,593 of residential mortgage loans held for sale measured at fair value at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.
(e)	Includes $76, $65 and $62 of residential mortgage loans measured at fair value at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.
(f)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2012 – 897,467,318 (excludes 26,425,263 treasury shares), December 31, 2011 – 919,804,436 (excludes 4,088,145 treasury shares) and September 30, 2011 – 919,778,513 (excludes 4,114,068 treasury shares).
(g)	317,680 shares of undesignated no par value preferred stock are authorized of which none had been issued; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 16,450 issued and outstanding at September 30, 2012, December 31, 2011, and September 30, 2011.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except per share data)	2012	2011	2012	2011
Interest Income
Interest and fees on loans and leases	$893	899	2,683	2,701
Interest on securities	129	155	405	455
Interest on other short-term investments	1	1	3	4

Total interest income	1,023	1,055	3,091	3,160
Interest Expense
Interest on deposits	52	84	165	287
Interest on other short-term borrowings	3	1	6	3
Interest on long-term debt	65	72	224	229

Total interest expense	120	157	395	519

Net Interest Income	903	898	2,696	2,641
Provision for loan and lease losses	65	87	227	368

Net Interest Income After Provision for Loan and Lease Losses	838	811	2,469	2,273
Noninterest Income
Mortgage banking net revenue	200	178	588	442
Service charges on deposits	128	134	387	384
Corporate banking revenue	101	87	299	268
Investment advisory revenue	92	92	281	285
Card and processing revenue	65	78	187	248
Other noninterest income	78	64	359	226
Securities gains, net	2	26	13	40
Securities gains, net - non-qualifying hedges on mortgage servicing rights	5	6	5	12

Total noninterest income	671	665	2,119	1,905
Noninterest Expense
Salaries, wages and incentives	399	369	1,191	1,085
Employee benefits	79	70	274	246
Net occupancy expense	76	75	227	226
Technology and communications	49	48	144	140
Card and processing expense	30	34	90	92
Equipment expense	28	28	82	85
Other noninterest expense	345	322	910	891

Total noninterest expense	1,006	946	2,918	2,765

Income Before Income Taxes	503	530	1,670	1,413
Applicable income tax expense	139	149	491	429

Net Income	364	381	1,179	984
Less: Net income attributable to noncontrolling interests	1	—	1	1

Net Income Attributable to Bancorp	363	381	1,178	983
Dividends on preferred stock	9	8	26	194

Net Income Available to Common Shareholders	$354	373	1,152	789

Earnings Per Share	$0.39	0.41	1.26	0.87
Earnings Per Diluted Share	$0.38	0.40	1.23	0.86

Average common shares - basic	904,474,989	914,946,545	911,056,331	903,583,951
Average common shares - diluted	944,820,608	955,490,439	952,258,953	947,246,034
Cash dividends declared per share	$0.10	0.08	0.26	0.20

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Net income	$364	381	1,179	984
Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities arising during period	22	155	19	243
Reclassification adjustment for net gains included in net income	(4)	(34)	(10)	(45)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains on cash flow hedge derivatives arising during period	8	17	23	39
Reclassification adjustment for net (gains) losses included in net income	(14)	6	(41)	(14)
Defined benefit pension plans:
Net actuarial loss arising during period	2	2	7	5

Other comprehensive income (loss)	14	146	(2)	228
Comprehensive income	378	527	1,177	1,212
Less: Comprehensive income attributable to noncontrolling interests	1	—	1	1

Comprehensive income attributable to Bancorp	$377	527	1,176	1,211

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2010	$1,779	3,654	1,715	6,719	314	(130)	14,051	29	14,080
Net income				983			983	1	984
Other comprehensive income (loss)					228		228		228
Cash dividends declared:
Common stock at $0.20 per share				(184)			(184)		(184)
Preferred stock				(41)			(41)		(41)
Issuance of common stock	272		1,376				1,648		1,648
Redemption of preferred shares, Series F		(3,408)					(3,408)		(3,408)
Redemption of stock warrant			(280)				(280)		(280)
Accretion of preferred dividends, Series F		153		(153)			—		—
Stock-based compensation expense			39				39		39
Stock-based awards issued or exercised, including treasury shares issued			(13)			6	(7)		(7)
Restricted stock grants			(58)			58	—		—
Loans repaid related to the exercise of stock based awards, net			1				1		1
Other		(1)		(1)		1	(1)	(1)	(2)

Balance at September 30, 2011	2,051	398	2,780	7,323	542	(65)	13,029	29	13,058

Balance at December 31, 2011	2,051	398	2,792	7,554	470	(64)	13,201	50	13,251

Net income				1,178			1,178	1	1,179
Other comprehensive income (loss)					(2)		(2)		(2)
Cash dividends declared:
Common stock at $0.26 per share				(237)			(237)		(237)
Preferred stock				(26)			(26)		(26)
Shares acquired for treasury			(34)			(391)	(425)		(425)
Stock-based compensation expense			47				47		47
Stock-based awards issued or exercised, including treasury shares issued			(25)			5	(20)		(20)
Restricted stock grants			(48)			48	—		—
Other			1	(3)		4	2		2

Balance at September 30, 2012	2,051	398	2,733	8,466	468	(398)	13,718	51	13,769

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended September 30,
($ in millions)	2012	2011
Operating Activities
Net income	$1,179	984
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	227	368
Depreciation, amortization and accretion	388	326
Stock-based compensation expense	54	39
Provision for deferred income taxes	133	363
Realized securities gains	(50)	(45)
Realized securities gains – non-qualifying hedges on mortgage servicing rights	(10)	(21)
Realized securities losses	37	5
Realized securities losses – non-qualifying hedges on mortgage servicing rights	5	9
Provision for MSR impairment	122	228
Net gains on sales of loans and fair value adjustments on loans held for sale	(164)	(109)
Bank premises and equipment impairment	19	—
Capitalized mortgage servicing rights	(254)	(155)
Loss on extinguishment on TruPS redemptions	26	—
Proceeds from sales of loans held for sale	16,955	9,991
Loans originated for sale, net of repayments	(15,469)	(9,389)
Dividends representing return on equity method investments	27	10
Gain on Vantiv, Inc. IPO	(115)	—
Net change in:
Trading securities	(26)	102
Other assets	(203)	(148)
Accrued taxes, interest and expenses	8	(11)
Other liabilities	(153)	113

Net Cash Provided by Operating Activities	2,736	2,660

Investing Activities
Sales:
Available-for-sale securities	2,282	1,722
Loans	209	263
Disposal of bank premises and equipment	5	30
Repayments / maturities:
Available-for-sale securities	3,111	2,581
Held-to-maturity securities	33	14
Purchases:
Available-for-sale securities	(5,291)	(4,819)
Bank premises and equipment	(271)	(218)
Proceeds from sale and dividends representing return of equity method investments	116	17
Net change in:
Other short-term investments	496	(513)
Loans and leases	(2,925)	(3,192)
Operating lease equipment	(76)	(14)

Net Cash Used in Investing Activities	(2,311)	(4,129)

Financing Activities
Net change in:
Core deposits	(992)	1,501
Certificates-$100,000 and over, including other foreign office	(29)	(1,102)
Federal funds purchased	340	148
Other short-term borrowings	2,264	3,320
Dividends paid on common shares	(221)	(118)
Dividends paid on preferred shares	(17)	(41)
Proceeds from issuance of long-term debt	516	1,494
Repayment of long-term debt	(2,015)	(1,497)
Repurchase of treasury shares and related forward contract	(425)	—
Issuance of common shares	—	1,648
Redemption of preferred shares, Series F	—	(3,408)
Redemption of stock warrant	—	(280)
Other	(19)	(7)

Net Cash (Used In) Provided by Financing Activities	(598)	1,658

(Decrease) Increase in Cash and Due from Banks	(173)	189
Cash and Due from Banks at Beginning of Period	2,663	2,159

Cash and Due from Banks at End of Period	$2,490	2,348

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of September 30, 2012 and 2011, the results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011, the cash flows for the nine months ended September 30, 2012 and 2011 and the changes in equity for the nine months ended September 30, 2012 and 2011. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the latest annual financial statements. The results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011 and the cash flows and changes in equity for the nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2011 has been derived from the annual audited Consolidated Financial Statements of the Bancorp.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to noncash investing and financing activities are presented in the following table for the nine months ended September 30:

($ in millions)	2012	2011
Cash payments:
Interest	$417	525
Income taxes	262	45
Transfers:

Portfolio loans to held for sale loans	29	115
Held for sale loans to portfolio loans	72	24
Portfolio loans to OREO	219	262
Held for sale loans to OREO	23	38

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued amended guidance that results in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. Under the amended guidance, the Bancorp is required to expand its disclosure for fair value instruments categorized within Level 3 of the fair value hierarchy to include (1) the valuation processes used by the Bancorp; and (2) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs for recurring fair value measurements and the interrelationships between those unobservable inputs, if any. The Bancorp is also required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (e.g. portfolio loans). The amended guidance was adopted by the Bancorp on January 1, 2012 and the required disclosures are included in Note 20.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Testing Goodwill for Impairment

In September 2011, the FASB issued amended guidance on testing goodwill for impairment. The amended guidance simplifies how the Bancorp is required to test goodwill for impairment and permits the Bancorp to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Bancorp determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. However, if the Bancorp concludes otherwise, it would then be required to perform Step 1 of the goodwill impairment test, and continue to Step 2, if necessary. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and was adopted by the Bancorp on January 1, 2012. The Bancorp tests goodwill for impairment annually as of September 30th and has included the results of this annual impairment test in Note 7.

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

4. Securities

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and held-to-maturity securities portfolios as of:

September 30, 2012 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$41	—	—	41
U.S. Government sponsored agencies	1,730	192	—	1,922
Obligations of states and political subdivisions	203	8	—	211
Agency mortgage-backed securities	8,534	461	(9)	8,986
Other bonds, notes and debentures	3,055	114	(5)	3,164
Other securities(a)	1,078	—	—	1,078

Total	$14,641	775	(14)	15,402

Held-to-maturity:
Obligations of states and political subdivisions	$285	—	—	285
Other debt securities	2	—	—	2

Total	$287	—	—	287

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

December 31, 2011 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$171	—	—	171
U.S. Government sponsored agencies	1,782	180	—	1,962
Obligations of states and political subdivisions	96	5	—	101
Agency mortgage-backed securities	9,743	542	(1)	10,284
Other bonds, notes and debentures	1,792	29	(9)	1,812
Other securities(a)	1,030	2	—	1,032

Total	$14,614	758	(10)	15,362

Held-to-maturity:
Obligations of states and political subdivisions	$320	—	—	320
Other debt securities	2	—	—	2

Total	$322	—	—	322

September 30, 2011 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$201	1	—	202
U.S. Government sponsored agencies	1,808	182	—	1,990
Obligations of states and political subdivisions	101	4	—	105
Agency mortgage-backed securities	10,413	605	(1)	11,017
Other bonds, notes and debentures	1,567	17	(11)	1,573
Other securities(a)	1,337	3	—	1,340

Total	$15,427	812	(12)	16,227

Held-to-maturity:
Obligations of states and political subdivisions	$335	—	—	335
Other debt securities	2	—	—	2

Total	$337	—	—	337

(a)	Other securities consist of FHLB and FRB restricted stock holdings of $497 and $346, respectively, at September 30, 2012, and $497 and $345, respectively, at December 31, 2011 and September 30, 2011, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Realized gains	$29	48	57	65
Realized losses	—	—	(2)	—
OTTI	(23)	(9)	(39)	(9)

Net realized gains	$6	39	16	56

Trading securities totaled $205 million as of September 30, 2012, compared to $177 million at December 31, 2011 and $189 million at September 30, 2011. Gross realized gains on trading securities were $1 million for the three and nine months ended September 30, 2012, respectively. Gross realized gains on trading securities were immaterial for the three months ended September 30, 2011 and were $1 million for the nine months ended September 30, 2011. Gross realized losses on trading securities were immaterial to the Bancorp for the three and nine months ended September 30, 2012 and were immaterial for the three months ended September 30, 2011 and $1 million for the nine months ended September 30, 2011. Net unrealized gains on trading securities were immaterial for the three months ended September 30, 2012 and were $1 million for the nine months ended September 30, 2012 and net unrealized losses were $8 million for the three and nine months ended September 30, 2011, respectively.

At September 30, 2012, December 31, 2011, and September 30, 2011 securities with a fair value of $12.2 billion, $13.3 billion, and $11.6 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The expected maturity distribution of the Bancorp’s agency mortgage-backed securities and the contractual maturity distribution of the Bancorp’s other available-for-sale and held-to-maturity securities as of September 30, 2012 are shown in the following table.

	Available-for-Sale and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Under 1 year	$605	619	18	18
1-5 years	9,411	10,003	239	239
5-10 years	1,722	1,812	20	20
Over 10 years	1,825	1,890	10	10
Other securities	1,078	1,078	—	—

Total	$14,641	15,402	287	287

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
U.S. Treasury and government agencies	$—	—	—	—	—	—
U.S. Government sponsored agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—
Agency mortgage-backed securities	185	(9)	5	—	190	(9)
Other bonds, notes and debentures	418	(5)	—	—	418	(5)
Other securities	—	—	—	—	—	—

Total	$603	(14)	5	—	608	(14)

December 31, 2011
U.S. Treasury and government agencies	$70	—	1	—	71	—
U.S. Government sponsored agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	2	—	2	—
Agency mortgage-backed securities	34	(1)	6	—	40	(1)
Other bonds, notes and debentures	523	(4)	38	(5)	561	(9)
Other securities	6	—	—	—	6	—

Total	$633	(5)	47	(5)	680	(10)

September 30, 2011
U.S. Treasury and government agencies	$100	—	—	—	100	—
U.S. Government sponsored agencies	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	3	—	3	—
Agency mortgage-backed securities	27	—	11	(1)	38	(1)
Other bonds, notes and debentures	622	(6)	45	(5)	667	(11)
Other securities	—	—	—	—	—	—

Total	$749	(6)	59	(6)	808	(12)

Other-Than-Temporary Impairments

The Bancorp recognized $23 million and $39 million of OTTI, included in securities gains, net, in the Bancorp’s Condensed Consolidated Statements of Income, on its available-for-sale debt securities for the three and nine months ended September 30, 2012, respectively. The OTTI for the three and nine months ended September 30, 2012 was primarily related to interest-only mortgage-backed securities, as a decline in primary mortgage rates resulted in lower estimated cash flows and a decrease in fair value for certain securities. During the three and nine months ended September 30, 2011 the Bancorp recognized $9 million of OTTI on its available-for-sale debt securities. No OTTI was recognized on the Bancorp’s held-to-maturity debt securities during the three and nine months ended September 30, 2012 and the comparable prior year periods. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities during the three and nine months ended September 30, 2012 and 2011. Less than one percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities at September 30, 2012, December 31, 2011, and September 30, 2011.

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

The following table provides a summary of the total loans and leases classified by primary purpose as of:

($ in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Loans and leases held for sale:
Commercial and industrial loans	$13	45	66
Commercial mortgage loans	20	76	105
Commercial construction loans	11	17	26
Residential mortgage loans	1,741	2,802	1,629
Other consumer loans and leases	17	14	14

Total loans and leases held for sale	$1,802	2,954	1,840

Portfolio loans and leases:
Commercial and industrial loans	$33,344	30,783	29,258
Commercial mortgage loans	9,348	10,138	10,330
Commercial construction loans	672	1,020	1,213
Commercial leases	3,549	3,531	3,368

Total commercial loans and leases	46,913	45,472	44,169

Residential mortgage loans	11,708	10,672	10,249
Home equity	10,238	10,719	10,920
Automobile loans	11,912	11,827	11,593
Credit card	1,994	1,978	1,878
Other consumer loans and leases	294	350	407

Total consumer loans and leases	36,146	35,546	35,047

Total portfolio loans and leases	$83,059	81,018	79,216

Total portfolio loans and leases are recorded net of unearned income, which totaled $819 million as of September 30, 2012, $942 million as of December 31, 2011, and $944 million as of September 30, 2011. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $79 million, $45 million, and $35 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

The following table presents a summary of the total loans and leases owned by the Bancorp as of and for the nine months ended September 30:

	Balance		90 Days Past Due and Still Accruing		Net Charge-Offs
($ in millions)	2012	2011	2012	2011	2012	2011
Commercial and industrial loans	$33,357	29,324	$1	9	$129	215
Commercial mortgage loans	9,368	10,435	22	9	83	148
Commercial construction loans	683	1,239	—	44	22	80
Commercial leases	3,549	3,368	—	1	8	(2)
Residential mortgage loans	13,449	11,878	76	91	99	137
Home equity loans	10,238	10,920	65	83	122	168
Automobile loans	11,912	11,593	9	9	23	40
Credit card	1,994	1,878	28	28	56	76
Other consumer loans and leases	311	421	—	—	15	71

Total loans and leases	$84,861	81,056	$201	274	$557	933

Less: Loans held for sale	$1,802	1,840

Total portfolio loans and leases	$83,059	79,216

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended September 30, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,347	232	316	121	2,016
Losses charged off	(76)	(28)	(84)	—	(188)
Recoveries of losses previously charged off	14	2	16	—	32
Provision for loan and lease losses	2	26	42	(5)	65

Balance, end of period	$1,287	232	290	116	1,925

For the three months ended September 30, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,764	268	452	130	2,614
Losses charged off	(146)	(38)	(110)	—	(294)
Recoveries of losses previously charged off	10	2	20	—	32
Provision for loan and lease losses	21	1	46	19	87

Balance, end of period	$1,649	233	408	149	2,439

For the nine months ended September 30, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,527	227	365	136	2,255
Losses charged off	(289)	(104)	(267)	—	(660)
Recoveries of losses previously charged off	47	5	51	—	103
Provision for loan and lease losses	2	104	141	(20)	227

Balance, end of period	$1,287	232	290	116	1,925

For the nine months ended September 30, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,989	310	555	150	3,004
Losses charged off	(480)	(142)	(412)	—	(1,034)
Recoveries of losses previously charged off	39	5	57	—	101
Provision for loan and lease losses	101	60	208	(1)	368

Balance, end of period	$1,649	233	408	149	2,439

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of September 30, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$107	134	61	—	302
Collectively evaluated for impairment	1,179	97	229	—	1,505
Loans acquired with deteriorated credit quality	1	1	—	—	2
Unallocated	—	—	—	116	116

Total ALLL	$1,287	232	290	116	1,925

Loans and leases:(b)
Individually evaluated for impairment	$1,107	1,279	554	—	2,940
Collectively evaluated for impairment	45,805	10,346	23,884	—	80,035
Loans acquired with deteriorated credit quality	1	7	—	—	8

Total portfolio loans and leases	$46,913	11,632	24,438	—	82,983

(a)	Includes $12 related to leveraged leases.
(b)	Excludes $76 of residential mortgage loans measured at fair value, and includes $914 of leveraged leases, net of unearned income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$155	130	65	—	350
Collectively evaluated for impairment	1,371	96	300	—	1,767
Loans acquired with deteriorated credit quality	1	1	—	—	2
Unallocated	—	—	—	136	136

Total ALLL	$1,527	227	365	136	2,255

Loans and leases:(b)
Individually evaluated for impairment	$1,170	1,258	574	—	3,002
Collectively evaluated for impairment	44,299	9,341	24,300	—	77,940
Loans acquired with deteriorated credit quality	3	8	—	—	11

Total portfolio loans and leases	$45,472	10,607	24,874	—	80,953

(a)	Includes $14 related to leveraged leases.
(b)	Excludes $65 of residential mortgage loans measured at fair value, and includes $1,022 of leveraged leases, net of unearned income.

As of September 30, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$221	130	65	—	416
Collectively evaluated for impairment	1,427	102	343	—	1,872
Loans acquired with deteriorated credit quality	1	1	—	—	2
Unallocated	—	—	—	149	149

Total ALLL	$1,649	233	408	149	2,439

Loans and leases:(b)
Individually evaluated for impairment	$1,225	1,237	581	—	3,043
Collectively evaluated for impairment	42,941	8,940	24,217	—	76,098
Loans acquired with deteriorated credit quality	3	10	—	—	13

Total portfolio loans and leases	$44,169	10,187	24,798	—	79,154

(a)	Includes $14 related to leveraged leases.
(b)	Excludes $62 of residential mortgage loans measured at fair value, includes $1,018 of leveraged leases, net of unearned income.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Loans and leases classified as loss are considered uncollectible and are charged off in the period in which they are determined to be uncollectible. Because loans and leases in this category are fully charged down, they are not included in the following tables.

The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of September 30, 2012 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$30,372	1,539	1,398	35	33,344
Commercial mortgage loans owner-occupied	3,886	394	690	3	4,973
Commercial mortgage loans nonowner-occupied	2,981	486	902	6	4,375
Commercial construction loans	362	96	213	1	672
Commercial leases	3,470	45	34	—	3,549

Total	$41,071	2,560	3,237	45	46,913

As of December 31, 2011 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$27,199	1,641	1,831	112	30,783
Commercial mortgage loans owner-occupied	3,893	567	778	28	5,266
Commercial mortgage loans nonowner-occupied	3,328	521	984	39	4,872
Commercial construction loans	343	235	413	29	1,020
Commercial leases	3,434	52	44	1	3,531

Total	$38,197	3,016	4,050	209	45,472

As of September 30, 2011 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$25,510	1,598	2,023	127	29,258
Commercial mortgage loans owner-occupied	4,080	562	785	19	5,446
Commercial mortgage loans nonowner-occupied	3,293	550	1,013	28	4,884
Commercial construction loans	418	258	511	26	1,213
Commercial leases	3,298	42	27	1	3,368

Total	$36,599	3,010	4,359	201	44,169

Consumer Portfolio Segment

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card, and other consumer loans and leases. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans is presented by class in the age analysis section below while the performing versus nonperforming status is presented in the table below. Residential mortgage loans that have principal and interest payments that have become past due 150 days and home equity loans with principal and interest payments that have become past due 180 days are classified as nonperforming unless such loans are both well secured and in the process of collection. Residential mortgage, home equity, automobile, and other consumer loans and leases that have been modified in a TDR and subsequently become past due 90 days are classified as nonperforming unless the loan is both well secured and in the process of collection. Credit card loans that have been modified in a TDR are classified as nonperforming unless such loans have a sustained repayment performance of six months or greater and are reasonably assured of repayment in accordance with the restructured terms. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance.

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments disaggregated into performing versus nonperforming status as of:

	September 30, 2012		December 31, 2011		September 30, 2011
($ in millions)	Performing	Nonperforming	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$11,377	255	10,332	275	9,911	276
Home equity	10,187	51	10,665	54	10,862	58
Automobile loans	11,910	2	11,825	2	11,591	2
Credit card	1,955	39	1,930	48	1,832	46
Other consumer loans and leases	294	—	349	1	406	1

Total	$35,723	347	35,101	380	34,602	383

(a)	Excludes $76, $65, and $62 of loans measured at fair value at September 30, 2012, December 31, 2011, and September 30, 2011, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of September 30, 2012 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$33,104	55	185	240	33,344	1
Commercial mortgage owner-occupied loans	4,841	17	115	132	4,973	21
Commercial mortgage nonowner-occupied loans	4,200	34	141	175	4,375	1
Commercial construction loans	589	—	83	83	672	—
Commercial leases	3,547	1	1	2	3,549	—
Residential mortgage loans(a) (b)	11,207	97	328	425	11,632	76
Consumer:
Home equity	9,994	126	118	244	10,238	65
Automobile loans	11,840	62	10	72	11,912	9
Credit card	1,927	37	30	67	1,994	28
Other consumer loans and leases	292	2	—	2	294	—

Total portfolio loans and leases(a) (d)	$81,541	431	1,011	1,442	82,983	201

(a)	Excludes $76 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of September 30, 2012, $79 of these loans were 30-89 days past due and $392 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses during the three months ended September 30, 2012 and $2 of losses during the nine months ended September 30, 2012 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.
(d)	Includes an immaterial amount of government insured commercial loans 30-89 days and 90 days past due and accruing whose repayments are insured by the Small Business Administration at September 30, 2012.

		Past Due
As of December 31, 2011 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$30,493	49	241	290	30,783	4
Commercial mortgage owner-occupied loans	5,088	62	116	178	5,266	1
Commercial mortgage nonowner-occupied loans	4,649	41	182	223	4,872	2
Commercial construction loans	887	12	121	133	1,020	1
Commercial leases	3,521	4	6	10	3,531	—
Residential mortgage loans(a) (b)	10,149	110	348	458	10,607	79
Consumer:
Home equity	10,455	136	128	264	10,719	74
Automobile loans	11,744	71	12	83	11,827	9
Credit card	1,873	33	72	105	1,978	30
Other consumer loans and leases	348	1	1	2	350	—

Total portfolio loans and leases(a) (d)	$79,207	519	1,227	1,746	80,953	200

(a)	Excludes $65 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2011, $45 of these loans were 30-89 days past due and $309 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses for the year ended December 31, 2011 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.
(d)	Includes an immaterial amount of government insured commercial loans 30-89 and 90 days past due and accruing whose repayments are insured by the Small Business Administration at December 31, 2011.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Past Due
As of September 30, 2011 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$28,949	57	252	309	29,258	9
Commercial mortgage owner-occupied loans	5,291	35	120	155	5,446	2
Commercial mortgage nonowner-occupied loans	4,629	73	182	255	4,884	7
Commercial construction loans	1,024	11	178	189	1,213	44
Commercial leases	3,355	3	10	13	3,368	1
Residential mortgage loans(a) (b)	9,721	107	359	466	10,187	91
Consumer:
Home equity	10,651	128	141	269	10,920	83
Automobile loans	11,514	67	12	79	11,593	9
Credit card	1,777	32	69	101	1,878	28
Other consumer loans and leases	405	1	1	2	407	—

Total portfolio loans and leases(a) (d)	$77,316	514	1,324	1,838	79,154	274

(a)	Excludes $62 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of September 30, 2011, $33 of these loans were 30-89 days past due and $291 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses for the three and nine months ended September 30, 2011 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.
(d)	Includes $1 of government insured loans 30-89 days past due and accruing of government insured commercial loans whose repayments are insured by the Small Business Administration at September 30, 2011 and an immaterial amount of government insured commercial loans 90 days past due and still accruing.

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

The following tables summarize the Bancorp’s impaired loans and leases (by class) that were subject to individual review:

As of September 30, 2012 ($ in millions)	Unpaid Principal Balance	Recorded Investment(a)	Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$278	229	79
Commercial mortgage owner-occupied loans	63	53	7
Commercial mortgage nonowner-occupied loans	193	152	14
Commercial construction loans	80	55	8
Restructured residential mortgage loans	1,052	1,007	134
Restructured consumer:
Home equity	403	400	46
Automobile loans	33	33	4
Credit card	78	78	11
Other consumer loans and leases	2	2	—

Total impaired loans with a related allowance	$2,182	2,009	303

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$219	193	—
Commercial mortgage owner-occupied loans	122	111	—
Commercial mortgage nonowner-occupied loans	269	239	—
Commercial construction loans	128	68	—
Commercial leases	8	8	—
Restructured residential mortgage loans	326	272	—
Restructured consumer:
Home equity	40	38	—
Automobile loans	3	3	—

Total impaired loans with no related allowance	1,115	932	—

Total impaired loans and leases	$3,297	2,941	303

(a)	Includes $442, $1,150 and $491, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $153, $129 and $63, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2011 ($ in millions)	Unpaid Principal Balance	Recorded Investment(a)	Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$330	246	102
Commercial mortgage owner-occupied loans	66	52	10
Commercial mortgage nonowner-occupied loans	203	147	24
Commercial construction loans	213	120	18
Commercial leases	11	10	2
Restructured residential mortgage loans	1,091	1,038	131
Restructured consumer:
Home equity	401	397	46
Automobile loans	37	37	5
Credit card	94	88	14
Other consumer loans and leases	2	2	—

Total impaired loans with a related allowance	$2,448	2,137	352

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$375	265	—
Commercial mortgage owner-occupied loans	78	69	—
Commercial mortgage nonowner-occupied loans	191	157	—
Commercial construction loans	143	105	—
Commercial leases	2	2	—
Restructured residential mortgage loans	276	228	—
Restructured consumer:
Home equity	48	46	—
Automobile loans	4	4	—

Total impaired loans with no related allowance	1,117	876	—

Total impaired loans and leases	$3,565	3,013	352

(a)	Includes $390, $1,117 and $495, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $160, $141 and $79, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

As of September 30, 2011 ($ in millions)	Unpaid Principal Balance	Recorded Investment(a)	Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$490	375	169
Commercial mortgage owner-occupied loans	49	36	5
Commercial mortgage nonowner-occupied loans	192	128	24
Commercial construction loans	155	102	19
Commercial leases	14	14	5
Restructured residential mortgage loans	1,106	1,055	131
Restructured consumer:
Home equity	399	395	46
Automobile loans	37	37	5
Credit card	101	90	14
Other consumer loans and leases	3	3	—

Total impaired loans with a related allowance	$2,546	2,235	418

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$296	233	—
Commercial mortgage owner-occupied loans	100	86	—
Commercial mortgage nonowner-occupied loans	166	142	—
Commercial construction loans	171	106	—
Commercial leases	6	6	—
Restructured residential mortgage loans	237	192	—
Restructured consumer:
Home equity	54	51	—
Automobile loans	5	5	—

Total impaired loans with no related allowance	1,035	821	—

Total impaired loans and leases	$3,581	3,056	418

(a)	Includes $347, $1,103, and $500, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $189, $134 and $81, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the Bancorp’s average impaired loans and leases and interest income by class:

	For the three months ended September 30, 2012		For the nine months ended September 30, 2012
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$439	1	$467	3
Commercial mortgage owner-occupied loans	168	1	157	3
Commercial mortgage nonowner-occupied loans	387	3	356	7
Commercial construction loans	149	—	176	2
Commercial leases	10	—	10	—
Restructured residential mortgage loans	1,276	13	1,269	38
Restructured consumer:
Home equity	438	19	440	37
Automobile loans	37	1	39	2
Credit card	78	1	81	3
Other consumer loans and leases	2	—	2	—

Total impaired loans and leases	$2,984	39	$2,997	95

	For the three months ended September 30, 2011		For the nine months ended September 30, 2011
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$540	15	$524	40
Commercial mortgage owner-occupied loans	116	5	121	15
Commercial mortgage nonowner-occupied loans	287	9	294	25
Commercial construction loans	190	8	185	19
Commercial leases	18	—	22	—
Restructured residential mortgage loans	1,243	13	1,219	34
Restructured consumer:
Home equity	446	17	445	34
Automobile loans	42	1	40	2
Credit card	95	1	97	3
Other consumer loans and leases	28	—	43	—

Total impaired loans and leases	$3,005	69	$2,990	172

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Nonperforming Assets:

The following table summarizes the Bancorp’s nonperforming loans and leases, by class, as of:

($ in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Commercial:
Commercial and industrial loans	$378	487	562
Commercial mortgage owner-occupied loans	144	170	168
Commercial mortgage nonowner-occupied loans	192	251	239
Commercial construction loans	83	138	168
Commercial leases	9	12	18

Total commercial loans and leases	806	1,058	1,155

Residential mortgage loans	255	275	276
Consumer:
Home equity	51	54	58
Automobile loans	2	2	2
Credit card	39	48	46
Other consumer loans and leases	—	1	1

Total consumer loans and leases	92	105	107

Total nonperforming loans and leases(a) (c)	$1,153	1,438	1,538

OREO and other repossessed property(b)	293	378	406

(a)	Excludes $43, $138 and $197 of nonaccrual loans held for sale at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.
(b)	Excludes $73, $64 and $58 of OREO related to government insured loans at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.
(c)	Includes $11, $17, and $19 of nonaccrual government insured commercial loans whose repayments are insured by the Small Business Administration at September 30, 2012, December 31, 2011 and September 30, 2011, respectively, and $1 and $2 of restructured nonaccrual government insured commercial loans at September 30, 2012 and December 31, 2011, respectively, and an immaterial amount at September 30, 2011.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of loans may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 in the Bancorp’s Form 10-K for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the related impairment as the difference between the estimated future cash flows, discounted at the original effective yield of the loan, expected to be collected on the modified loan and the carrying value of the loan. The resulting measurement may result in the need for minimal or no valuation allowance because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the recorded investment of the loan. Conversely, the Bancorp often recognizes an impairment loss as an increase to the ALLL upon a modification that reduces the stated interest rate on a loan. If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL. As of September 30, 2012, December 31, 2011, and September 30, 2011, the Bancorp had $21 million, $42 million, and $27 million in line of credit commitments, respectively, and $26 million, $1 million, and $4 million in letter of credit commitments at September 30, 2012, December 31, 2011 and September 30, 2011, respectively, to lend additional funds to borrowers whose terms have been modified in a troubled debt restructuring.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of loans modified in a TDR by the Bancorp during the three months ended:

September 30, 2012 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	20	$20	—	5
Commercial mortgage owner-occupied loans	16	29	(3)	2
Commercial mortgage nonowner-occupied loans	12	11	(3)	—
Commercial construction loans	3	—	—	—
Commercial leases	6	3	—	—
Residential mortgage loans	505	90	7	—
Consumer:
Home equity	364	21	1	—
Automobile loans	213	3	—	—
Credit card	2,231	13	2	—

Total portfolio loans and leases	3,370	$190	4	7

September 30, 2011 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	7	$33	(2)	—
Commercial mortgage owner-occupied loans	7	5	(4)	—
Commercial mortgage nonowner-occupied loans	15	44	(4)	—
Commercial construction loans	4	22	—	—
Residential mortgage loans	384	79	8	—
Consumer:
Home equity	347	21	1	—
Automobile loans	371	7	1	—
Credit card	2,781	17	2	—

Total portfolio loans and leases	3,916	$228	2	—

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
(b)	Represents number of loans post-modification.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of loans modified in a TDR by the Bancorp during the nine months ended:

September 30, 2012 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	61	$45	(10)	5
Commercial mortgage owner-occupied loans	52	45	(6)	2
Commercial mortgage nonowner-occupied loans	52	78	(8)	—
Commercial construction loans	14	36	(4)	—
Commercial leases	6	3	—	—
Residential mortgage loans	1,542	259	22	—
Consumer:
Home equity	1,034	63	3	—
Automobile loans	774	12	2	—
Credit card	7,963	51	7	—

Total portfolio loans and leases	11,498	$592	6	7

September 30, 2011 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	35	$113	2	1
Commercial mortgage owner-occupied loans	15	20	(6)	7
Commercial mortgage nonowner-occupied loans	28	77	(17)	3
Commercial construction loans	9	43	(4)	—
Commercial leases	2	—	—	—
Residential mortgage loans	1,273	255	26	—
Consumer:
Home equity	999	61	1	—
Automobile loans	1,135	21	2	—
Credit card	9,188	61	9	—

Total portfolio loans and leases	12,684	$651	13	11

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
(b)	Represents number of loans post-modification.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of subsequent defaults that occurred during the three months ended September 30, 2012 and 2011 and within 12 months of the restructuring date:

September 30, 2012 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial mortgage owner-occupied loans	1	$1
Residential mortgage loans	98	16
Consumer:
Home equity	19	2
Automobile loans	15	—
Credit card	5	—

Total portfolio loans and leases	138	$19

September 30, 2011 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	1	$13
Commercial mortgage nonowner-occupied loans	2	1
Commercial construction loans	1	1
Residential mortgage loans	75	12
Consumer:
Home equity	49	3
Automobile loans	8	—
Credit card	14	—

Total portfolio loans and leases	150	$30

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

The following table provides a summary of subsequent defaults that occurred during the nine months ended September 30, 2012 and 2011 and within 12 months of the restructuring date:

September 30, 2012 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial mortgage owner-occupied loans	3	$2
Commercial mortgage nonowner-occupied loans	2	1
Commercial construction loans	2	3
Residential mortgage loans	224	41
Consumer:
Home equity	67	5
Automobile loans	36	—
Credit card	26	—

Total portfolio loans and leases	360	$52

September 30, 2011 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	7	$20
Commercial mortgage owner-occupied loans	3	1
Commercial mortgage nonowner-occupied loans	7	5
Commercial construction loans	5	7
Commercial leases	5	3
Residential mortgage loans	235	39
Consumer:
Home equity	172	11
Automobile loans	20	1
Credit card	60	1

Total portfolio loans and leases	514	$88

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

7. Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period, in addition to purchase accounting adjustments related to previous acquisitions. During the fourth quarter of 2008, the Bancorp determined that the Commercial Banking and Consumer Lending segments’ goodwill carrying amounts exceeded their associated implied fair values by $750 million and $215 million, respectively. The resulting $965 million goodwill impairment charge was recorded in the fourth quarter of 2008 and represents the total amount of accumulated impairment losses as of September 30, 2012.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Changes in the net carrying amount of goodwill, by reporting unit, for the nine months ended September 30, 2012 and 2011 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Total
Net carrying value as of December 31, 2011	$613	1,656	—	148	2,417
Acquisition activity	—	—	—	—	—

Net carrying value as of September 30, 2012	$613	1,656	—	148	2,417

Net carrying value as of December 31, 2010	613	1,656	—	148	2,417
Acquisition activity	—	—	—	—	—

Net carrying value as of September 30, 2011	$613	1,656	—	148	2,417

The Bancorp evaluates goodwill at the business segment level for impairment as the Bancorp’s segments have been determined to be reporting units under U.S. GAAP. The Bancorp conducts its evaluation of goodwill impairment as of September 30th each year, and more frequently if events or circumstances indicate that there may be impairment. The Bancorp completed its annual goodwill impairment test as of September 30, 2012 and the estimated fair values of the Commercial Banking, Branch Banking and Investment Advisors segments substantially exceeded their carrying values, including goodwill.

8. Intangible Assets

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated remaining weighted-average life at September 30, 2012 of 3.7 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For more information on mortgage servicing rights, see Note 10.

The details of the Bancorp’s intangible assets are shown in the following table.

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of September 30, 2012
Mortgage servicing rights	$2,774	(1,415)	(680)	679
Core deposit intangibles	180	(157)	—	23
Other	44	(37)	—	7

Total intangible assets	$2,998	(1,609)	(680)	709

As of December 31, 2011
Mortgage servicing rights	$2,520	(1,281)	(558)	681
Core deposit intangibles	439	(407)	—	32
Other	44	(36)	—	8

Total intangible assets	$3,003	(1,724)	(558)	721

As of September 30, 2011
Mortgage servicing rights	$2,440	(1,234)	(544)	662
Core deposit intangibles	439	(404)	—	35
Other	44	(34)	—	10

Total intangible assets	$2,923	(1,672)	(544)	707

As of September 30, 2012, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including mortgage servicing rights, for the three months ended September 30, 2012 and 2011 was $51 million and $39 million, respectively. For the nine months ended September 30, 2012 and 2011, amortization expense was $145 million and $105 million, respectively.

Estimated amortization expense for the remainder of 2012 through 2016 is as follows:

($ in millions)	Mortgage Servicing Rights	Other Intangible Assets	Total
Remainder of 2012	$81	3	84
2013	270	8	278
2014	208	4	212
2015	163	2	165
2016	129	2	131

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Bancorp’s Condensed Consolidated Balance Sheets as of:

September 30, 2012 ($ in millions)	Home Equity Securitization	Automobile Loan Securitization	CDC Investments	Total
Assets:
Cash and due from banks	$—	—	—	—
Other short-term investments	—	—	—	—
Commercial mortgage loans	—	—	50	50
Home equity	—	—	—	—
Automobile loans	—	—	—	—
ALLL	—	—	(2)	(2)
Other assets	—	—	3	3

Total assets	—	—	51	51

Liabilities:
Other liabilities	$—	—	—	—
Long-term debt	—	—	—	—

Total liabilities	$—	—	—	—

Noncontrolling interests			51	51

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

December 31, 2011 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$5	25	—	30
Other short-term investments	—	7	—	7
Commercial mortgage loans	—	—	50	50
Home equity	223	—	—	223
Automobile loans	—	259	—	259
ALLL	(5)	(3)	(2)	(10)
Other assets	1	1	2	4

Total assets	224	289	50	563

Liabilities:
Other liabilities	—	4	—	4
Long-term debt	22	169	—	191

Total liabilities	$22	173	—	195

Noncontrolling interests			50	50

September 30, 2011 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$5	30	—	35
Other short-term investments	—	7	—	7
Commercial mortgage loans	—	—	29	29
Home equity	228	—	—	228
Automobile loans	—	334	—	334
ALLL	(5)	(4)	(1)	(10)
Other assets	1	1	1	3

Total assets	229	368	29	626

Liabilities:
Other liabilities	—	5	—	5
Long-term debt	26	244	—	270

Total liabilities	$26	249	—	275

Noncontrolling interest			29	29

Home Equity and Automobile Loan Securitizations

The Bancorp previously sold $903 million of home equity lines of credit to an isolated trust. Additionally, the Bancorp previously sold $2.7 billion of automobile loans to an isolated trust and conduits in three separate transactions. Each of these transactions isolated the related loans through the use of a VIE that, under accounting guidance effective prior to January 1, 2010, was not consolidated by the Bancorp. The VIEs were funded through loans from large multi-seller asset-backed commercial paper conduits sponsored by third party agents, asset-backed securities issued with varying levels of credit subordination and payment priority, and residual interests. The Bancorp retained residual interests in these entities and, therefore, had an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, held the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp determined it was the primary beneficiary of these VIEs and, effective January 1, 2010, these VIEs were consolidated in the Bancorp’s Condensed Consolidated Financial Statements. On February 8, 2012, the Bancorp exercised cleanup call options on an automobile securitization conduit and an isolated trust and acquired all remaining automobile loans, the proceeds of which were used by the conduit and trust to repay outstanding debt. On April 12, 2012, the Bancorp exercised its cleanup call option on the home equity isolated trust and acquired all remaining home equity loans, the proceeds of which were used by the trust to repay outstanding debt. On September 17, 2012, the Bancorp exercised its cleanup call options on the remaining automobile securitization conduit and acquired all remaining automobile loans, the proceeds of which were used by the conduit to repay outstanding debt.

The economic performance of the VIEs was most significantly impacted by the performance of the underlying loans. The principal risks to which the entities were exposed include credit risk and interest rate risk. Credit risk was managed through credit enhancement in the form of reserve accounts, overcollateralization, excess interest on the loans, the subordination of certain classes of asset-backed securities to other classes, and in the case of the home equity transaction, an insurance policy with a third party guaranteeing payment of accrued and unpaid interest and principal on the securities. Interest rate risk was managed by interest rate swaps between the VIEs and third parties.

CDC Investments

CDC, a wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp serves as the managing member of certain LLCs invested in business revitalization projects. The Bancorp has provided an indemnification guarantee to the investor members of these LLCs related to the qualification of tax credits generated by the investor member’s investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Bancorp’s Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income. Additionally, the net income attributable to the noncontrolling interests is reported separately in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to the indemnification at September 30, 2012, December 31, 2011 and September 30, 2011, was $17 million, $10 million and $8 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Bancorp’s Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds a variable interest, but is not the primary beneficiary to the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

As of September 30, 2012 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,386	374	1,386
Private equity investments	187	12	324
Loans provided to VIEs	1,545	—	2,335
Restructured loans	6	—	6

As of December 31, 2011 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,243	269	1,243
Private equity investments	161	3	327
Money market funds	53	—	62
Loans provided to VIEs	1,370	—	2,203
Restructured loans	10	—	12

As of September 30, 2011 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,270	278	1,270
Private equity investments	117	—	295
Money market funds	61	—	70
Loans provided to VIEs	1,220	—	2,001
Restructured loans	11	—	13

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Bancorp is exposed to losses arising from negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the above tables. Also, as of September 30, 2012, December 31, 2011 and September 30, 2011, the unfunded commitment amounts to the funds were $137 million, $166 million and $178 million, respectively. The Bancorp made capital contributions of $11 million and $14 million, respectively, to private equity funds during the three months ended September 30, 2012 and 2011. The Bancorp made capital contributions of $35 million and $29 million, respectively, to private equity funds during the nine months ended September 30, 2012 and 2011.

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

In the fourth quarter of 2010, the Bancorp voluntarily provided credit support of less than $1 million to a money market fund managed by FTAM. Accordingly, the Bancorp was required to analyze the money market funds and similar funds managed by FTAM under the VIE consolidation guidance applicable to these funds to determine the primary beneficiary of each fund. In analyzing these funds, the Bancorp determined that interest rate risk and credit risk were the two main risks to which the funds were exposed. After analyzing the interest rate risk variability and credit risk variability associated with these funds, the Bancorp determined that it was not the primary beneficiary of these funds because it did not absorb a majority of the funds’ expected losses or receive a majority of the funds’ expected residual returns. Therefore, the Bancorp’s investments in these funds were included as other securities in the Bancorp’s Condensed Consolidated Balance Sheets. In the third quarter of 2012, the Bancorp sold certain assets relating to the management of Fifth Third money market funds. The remaining maximum exposure as of September 30, 2012 is immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, are included in the previous tables for all periods presented. Also, as of September 30, 2012, December 31, 2011 and September 30, 2011, the Bancorp’s unfunded commitments to these entities were $790 million, $833 million, and $781 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the equity investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. Due to the VIEs’ short-term cash deficit projections at the restructuring dates, the Bancorp determined that the initial fair value of its equity investments in these VIEs was zero. As of September 30, 2012, December 31, 2011 and September 30, 2011, the Bancorp’s carrying value of these equity investments was immaterial to the Bancorp’s Condensed Consolidated Balance Sheets. Additionally, the Bancorp had outstanding loans to these VIEs, included in commercial loans in the

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets, which are included in the above tables for all periods presented. The Bancorp’s unfunded loan commitments to these VIEs were immaterial as of September 30, 2012 and $2 million as of December 31, 2011 and September 30, 2011. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

10. Sales of Residential Mortgage Receivables and Mortgage Servicing Rights

The Bancorp sold fixed and adjustable rate residential mortgage loans during the three and nine months ended September 30, 2012 and 2011. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Residential mortgage loan sales	$5,002	3,259	$16,650	9,962
Origination fees and gains on loan sales	226	119	583	245
Servicing fees	62	59	186	175

Servicing Assets

The following table presents changes in the servicing assets related to residential mortgage loans for the nine months ended September 30:

($ in millions)	2012	2011
Carrying amount before valuation allowance as of the beginning of the period	$1,239	1,138
Servicing obligations that result from the transfer of residential mortgage loans	254	155
Amortization	(134)	(87)

Carrying amount before valuation allowance	1,359	1,206

Valuation allowance for servicing assets:
Beginning balance	(558)	(316)
Servicing impairment	(122)	(228)

Ending balance	(680)	(544)

Carrying amount as of the end of the period	$679	662

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

The following table displays the beginning and ending fair value of the servicing assets for the nine months ended September 30:

($ in millions)	2012	2011
Fixed rate residential mortgage loans:
Beginning balance	$649	791
Ending balance	645	630
Adjustable rate residential mortgage loans:
Beginning balance	32	31
Ending balance	34	32

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Condensed Consolidated Statements of Income:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Securities gains, net—non-qualifying hedges on MSRs	$5	6	5	12
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	32	235	75	338
Provision for MSR impairment (Mortgage banking net revenue)	(72)	(201)	(122)	(228)

As of September 30, 2012 and 2011, the key economic assumptions used in measuring the interests that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended:

		September 30, 2012				September 30, 2011
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate
Residential mortgage loans:
Servicing assets	Fixed	6.3	11.0%	10.3%	N/A	6.3	11.1%	10.5%	N/A
Servicing assets	Adjustable	3.8	21.7	11.4	N/A	3.7	22.3	11.4	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At September 30, 2012, December 31, 2011 and September 30, 2011, the Bancorp serviced $62.4 billion, $57.1 billion and $56.5 billion, respectively, of residential mortgage loans for other investors. The value of interests that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At September 30, 2012, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed Assumption				Residual Servicing Cash Flows
		Fair	Weighted- Average Life (in		Impact of Adverse Change on Fair Value			Discount	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value	years)	Rate	10%	20%	50%	Rate	10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$645	4.6	16.9%	$(39)	(74)	(163)	10.6%	$(21)	(40)
Servicing assets	Adjustable	34	3.0	27.1	(2)	(3)	(7)	11.7	(1)	(2)

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

The Bancorp’s derivative assets contain certain contracts in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of September 30, 2012, the balance of collateral held by the Bancorp for derivative assets was $1.0 billion and was $1.2 billion at both December 31, 2011 and September 30, 2011. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of September 30, 2012, December 31, 2011 and September 30, 2011 was $20 million, $28 million and $33 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp primarily posts collateral in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of September 30, 2012, December 31, 2011 and September 30, 2011, the balance of collateral posted by the Bancorp for derivative liabilities was $885 million, $788 million and $758 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of September 30, 2012, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
	Notional	Derivative	Derivative
September 30, 2012 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$2,880	606	—

Total fair value hedges		606	—

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	42	—
Interest rate swaps related to C&I loans	1,000	65	—
Interest rate caps related to long-term debt	500	—	—
Interest rate swaps related to long-term debt	250	—	2

Total cash flow hedges		107	2

Total derivatives designated as qualifying hedging instruments		713	2

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes
Interest rate contracts related to MSRs	9,327	258	5
Forward contracts related to held for sale mortgage loans	8,749	10	92
Stock warrants associated with sale of the processing business	439	197	—
Swap associated with the sale of Visa, Inc. Class B shares	571	—	21

Total free-standing derivatives—risk management and other business purposes		465	118

Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	27,112	640	658
Interest rate lock commitments	5,154	102	—
Commodity contracts	2,860	99	95
Foreign exchange contracts	18,809	216	198
Derivative instruments related to equity linked CDs	13	1	1

Total free-standing derivatives—customer accommodation		1,058	952

Total derivatives not designated as qualifying hedging instruments		1,523	1,070

Total		$2,236	1,072

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value
December 31, 2011 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,080	662	—

Total fair value hedges		662	—

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	91	—
Interest rate swaps related to C&I loans	1,500	59	—
Interest rate caps related to long-term debt	500	—	—
Interest rate swaps related to long-term debt	250	—	5

Total cash flow hedges		150	5

Total derivatives designated as qualifying hedging instruments		812	5

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes
Interest rate contracts related to MSRs	3,077	187	—
Forward contracts related to held for sale mortgage loans	5,705	8	54
Interest rate swaps related to long-term debt	311	1	3
Put options associated with sale of the processing business	978	—	1
Stock warrants associated with sale of the processing business	223	111	—
Swap associated with the sale of Visa, Inc. Class B shares	436	—	78

Total free-standing derivatives—risk management and other business purposes		307	136

Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	30,000	774	795
Interest rate lock commitments	3,835	33	1
Commodity contracts	2,074	134	130
Foreign exchange contracts	17,909	294	275
Derivative instruments related to equity linked CDs	34	2	2

Total free-standing derivatives—customer accommodation		1,237	1,203

Total derivatives not designated as qualifying hedging instruments		1,544	1,339

Total		$2,356	1,344

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value
September 30, 2011 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,080	679	—

Total fair value hedges		679	—

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	112	—
Interest rate swaps related to C&I loans	1,500	60	—
Interest rate caps related to long-term debt	500	—	—
Interest rate swaps related to long-term debt	250	—	7

Total cash flow hedges		172	7

Total derivatives designated as qualifying hedging instruments		851	7

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes
Interest rate contracts related to MSRs	3,577	193	2
Forward contracts and options related to held for sale mortgage loans	5,062	4	59
Interest rate swaps related to long-term debt	360	1	3
Foreign exchange contracts for trading purposes	1,696	12	12
Put options associated with sale of the processing business	901	—	1
Stock warrants associated with sale of the processing business	205	101	—
Swap associated with the sale of Visa, Inc. Class B shares	423	—	27

Total free-standing derivatives—risk management and other business purposes		311	104

Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	29,433	827	851
Interest rate lock commitments	4,772	38	1
Commodity contracts	2,102	112	105
Foreign exchange contracts	19,243	459	435
Derivative instruments related to equity linked CDs	34	2	2

Total free-standing derivatives—customer accommodation		1,438	1,394

Total derivatives not designated as qualifying hedging instruments		1,749	1,498

Total		$2,600	1,505

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of September 30, 2012, December 31, 2011 and September 30, 2011, certain interest rate swaps met the criteria required to qualify for the “shortcut” method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2012	2011	2012	2011
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(35)	258	(56)	238
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	44	(255)	59	(242)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure for which the Bancorp desired to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of September 30, 2012, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of September 30, 2012, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 41 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income while reclassified gains and losses on interest rate contracts related to long-term debt are recorded within interest expense in the Condensed Consolidated Statements of Income. As of September 30, 2012, December 31, 2011 and September 30, 2011, $62 million, $80 million and $92 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. As of September 30, 2012, $41 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next 12 months, primarily due to the benefit of interest rate floors that mature during the second quarter of 2013. During the third quarter of 2011, $11 million of losses were reclassified from accumulated other comprehensive income into noninterest expense as it was determined that the original forecasted transaction was no longer probable of occurring by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP. During the three and nine months ended September 30, 2012, there were no gains or losses reclassified into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur.

The following table presents the net gains (losses) recorded in the Condensed Consolidated Statements of Income and accumulated other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Amount of net gain recognized in OCI	$10	27	35	59
Amount of net gain (loss) reclassified from OCI into net income	22	(10)	63	21
Amount of ineffectiveness recognized in other noninterest income	—	—	—	2

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2012	2011	2012	2011
Interest rate contracts:
Forward contracts related to mortgage loans held for sale	Mortgage banking net revenue	$(59)	(57)	(42)	(136)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	32	235	75	337
Interest rate swaps related to long-term debt	Other noninterest income	1	2	2	6
Foreign exchange contracts:
Foreign exchange contracts for trading purposes	Other noninterest income	(1)	—	(1)	—
Equity contracts:
Stock warrants associated with sale of the processing business	Other noninterest income	(16)	(3)	85	22
Put options associated with sale of the processing business	Other noninterest income	—	6	1	8
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(1)	(17)	(30)	(30)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of September 30, 2012, December 31, 2011 and September 30, 2011, the total notional amount of the risk participation agreements was $971

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

million, $808 million and $722 million, respectively, and the fair value was a liability of $2 million at September 30, 2012, December 31, 2011 and September 30, 2011, which is included in interest rate contracts for customers. As of September 30, 2012, the risk participation agreements had an average life of 2.8 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table:

As of ($ in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Pass	$940	772	654
Special mention	—	14	9
Substandard	31	18	54
Doubtful	—	4	4
Loss	—	—	1

Total	$971	808	722

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2012	2011	2012	2011
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$7	7	20	22
Interest rate contracts for customers (credit losses)	Other noninterest expense	(1)	—	(2)	(12)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	2	—	5	10
Interest rate lock commitments	Mortgage banking net revenue	166	100	341	156
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	1	3	6	6
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	(1)	1	—
Foreign exchange contracts:
Foreign exchange contracts—customers (contract revenue)	Corporate banking revenue	16	17	49	48
Foreign exchange contracts—customers (credit portion of fair value adjustment)	Other noninterest expense	1	(3)	2	(2)
12. Long-Term Debt

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

On August 8, 2012, the Bancorp redeemed all $862.5 million of the outstanding TruPS issued by Fifth Third Capital Trust VI. The securities had a distribution rate of 7.25% and a scheduled maturity date of November 15, 2067. Pursuant to the terms of the TruPS, the securities of Fifth Third Capital Trust VI were redeemable within ninety days of a Capital Treatment Event. The Bancorp determined that a Capital Treatment Event occurred upon the authorization for publication in the Federal Register of a Joint Notice of Proposed Rulemaking by the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Comptroller of the Currency addressing, among other matters, Section 171 of the Dodd-Frank Act of 2010 and providing detailed information regarding the cessation of Tier I capital treatment for outstanding TruPS. The redemption price was $25 per security, which reflected 100% of the liquidation amount, plus accrued and unpaid distributions to the actual redemption date of $0.422917 per security. Upon redemption, the Bancorp recognized a $9 million loss on extinguishment within other noninterest expense in the Bancorp’s Condensed Consolidated Statements of Income. The redemptions were funded with available cash.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

On August 15, 2012, the Bancorp redeemed all $575 million of the outstanding TruPS issued by Fifth Third Capital Trust V. The Fifth Third Capital Trust V securities had a distribution rate of 7.25% and a scheduled maturity date of August 15, 2067, and were redeemable at any time on or after August 15, 2012. The redemption price was $25 per security, which reflected 100% of the liquidation amount, plus accrued and unpaid distributions to the actual redemption date of $0.453125 per security. Upon redemption, the Bancorp recognized a $17 million loss on extinguishment within other noninterest expense in the Bancorp’s Condensed Consolidated Statements of Income. The redemptions were funded with available cash.

13. Capital Actions

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

On August 21, 2012, Fifth Third’s Board of Directors authorized the Bancorp to repurchase up to 100 million shares of its outstanding common stock in the open market or in privately negotiated transactions, and to utilize any derivative or similar instrument to affect share repurchase transactions. This share repurchase authorization replaces the Board’s previous authorization pursuant to which approximately 14 million shares remained available for repurchase by the Bancorp.

On August 23, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 21,531,100 shares or approximately $350 million of its outstanding common stock on August 28, 2012. As part of this transaction, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement of the accelerated share repurchase transaction would be based on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. The accelerated share repurchase was treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. At settlement of the forward contract on October 24, 2012, the Bancorp received an additional 1,444,047 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Commitments to extend credit	$52,274	47,719	46,019
Forward contracts to sell mortgage loans	8,749	5,705	4,602
Letters of credit	4,558	4,744	4,949
Noncancelable lease obligations	782	851	856
Capital commitments for private equity investments	137	166	178
Purchase obligations	97	115	117
Capital expenditures	45	41	42
Capital lease obligations	16	26	25

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2012, December 31, 2011 and September 30, 2011, the Bancorp had a reserve for unfunded commitments totaling $176 million, $181 million and $187 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings under this risk rating system are summarized in the following table:

($ in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Pass	$51,708	46,825	45,015
Special mention	368	480	545
Substandard	198	403	443
Doubtful	—	11	16

Total	$52,274	47,719	46,019

Forward contracts to sell mortgage loans

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts are included in the summary of significant commitments table above for all periods presented.

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and, as of September 30, 2012, expire as summarized in the following table:

($ in millions)
Less than 1 year(a)	$2,130
1 - 5 years(a)	2,361
Over 5 years	67

Total	$4,558

(a)	Includes $77 and $1 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 98% of total letters of credit at September 30, 2012, December 31, 2011 and September 30, 2011 and are considered guarantees in accordance with U.S. GAAP. Approximately 49%, 54% and 55% of the total standby letters of credit were fully secured as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in other liabilities in the Condensed Consolidated Balance Sheets, was $3 million at September 30, 2012, $5 million at December 31, 2011 and $2 million at September 30, 2011. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table:

As of ($ in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Pass	$4,076	4,338	4,486
Special mention	245	149	204
Substandard	234	254	253
Doubtful	3	2	5
Loss	—	1	1

Total	$4,558	4,744	4,949

At September 30, 2012, December 31, 2011 and September 30, 2011, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of September 30, 2012, December 31, 2011 and September 30, 2011, FTS acted as the remarketing agent to issuers on $2.6 billion, $2.9 billion and $3.0 billion, respectively, of VRDNs. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to $379 million, $440 million and $455 million in VRDNs remarketed by third parties at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The amount of failed remarketing draws on letters of credit issued by the Bancorp was immaterial to the Bancorp’s Condensed Consolidated Financial Statements at September 30, 2012, December 31, 2011 and September 30, 2011.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $64 million at September 30, 2012, $77 million at December 31, 2011 and $92 million at September 30, 2011. As of September 30, 2012, December 31, 2011 and September 30, 2011, the Bancorp maintained a reserve of $21 million, $27 million and $28 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. In 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

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

The Bancorp establishes a residential mortgage repurchase reserve related to various representations and warranties that reflects management’s estimate of losses based on a combination of factors. The Bancorp’s estimation process requires management to make subjective and complex judgments about matters that are inherently uncertain, such as, future demand expectations, economic factors and the specific characteristics of the loans subject to repurchase. Such factors incorporate historical investor audit and repurchase demand rates, appeals success rates, historical loss severity, and any additional information obtained from the GSEs regarding future mortgage repurchase and file request criteria. At the time of a loan sale, the Bancorp records a representation and warranty reserve at the estimated fair value of the Bancorp’s guarantee and continually updates the reserve during the life of the loan as losses in excess of the reserve become probable and reasonably estimable. The provision for the estimated fair value of the representation and warranty guarantee arising from the loan sales is recorded as an adjustment to the gain on sale, which is included in other noninterest income at the time of sale. Updates to the reserve are recorded in other noninterest expense. Historically, the majority of repurchase demands occur within the first 36 months following origination.

The Bancorp maintained reserves related to these loans sold with representation and warranty provisions, which were included in other liabilities on the Condensed Consolidated Balance Sheets, totaling $81 million, $55 million and $52 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Balance, beginning of period	$57	60	55	85
Net additions to the reserve	37	20	66	34
Losses charged against the reserve	(13)	(28)	(40)	(67)

Balance, end of period	$81	52	81	52

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a rollforward of unresolved demands by claimant type for the nine months ended September 30, 2012:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	328	$47	109	$19
New demands	2,116	274	173	6
Loan paydowns/payoffs	(34)	(5)	(1)	—
Resolved demands	(2,092)	(261)	(157)	(6)

Balance, end of period	318	$55	124	$19

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $687 million, $772 million and $828 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively, and the delinquency rates were 6.2%, 6.7% and 7.3% at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $18 million, $17 million and $17 million at September 30, 2012, December 31, 2011 and September 30, 2011, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $24 million, $14 million and $12 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $800 million at September 30, 2012, $2.2 billion at December 31, 2011 and $2.3 billion at September 30, 2011.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

As of the date of the Bancorp’s sale of Visa Class B shares and through September 30, 2012, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap with an initial fair value of $55 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax) recognized by the Bancorp for the year ended December 31, 2009. In the second quarter of 2010, Visa funded an additional $500 million into the escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $20 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. In the fourth quarter of 2010, Visa funded an additional $800 million into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $35 million cash payment (which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. In the second quarter of 2011, Visa funded an additional $400 million into the litigation escrow account. Upon Visa’s funding of the litigation escrow account in the second quarter of 2011, along with additional terms of the total return swap, the Bancorp made a $19 million cash payment (which reduced the swap liability) to the swap counterparty. During the fourth quarter of 2011, Visa announced it decided to fund an additional $1.565 billion into the litigation escrow account which increased the swap liability approximately $54 million. Upon Visa’s funding of the litigation escrow account in the first quarter of 2012, along with additional terms of the total return swap, the Bancorp made a $75 million cash payment (which reduced the swap liability) to the swap counterparty. On July 24, 2012, Visa funded an additional $150 million into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $6 million cash payment (which reduced the swap liability) to the swap counterparty during the quarter ended September 30, 2012. The fair value of the swap liability was $21 million, $78 million and $27 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. Refer to Note 15 for further information.

15. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 14 and has also entered into with Visa, MasterCard and certain other named defendants judgment and loss sharing agreements. On October 19, 2012, the parties to the litigation entered into a settlement agreement and the plaintiffs filed a motion seeking preliminary court approval of the settlement agreement. Pursuant to the terms of the settlement agreement, and assuming the settlement receives a preliminary approval from the court, which we cannot assure will be received, the Bancorp will be obligated to deposit $46 million into a class settlement escrow account. In addition, the Bancorp is obligated to deposit an additional $4 million in another settlement escrow in connection with the settlement of claims from plaintiffs not included in the class action. The Bancorp has remaining reserves related to this litigation of approximately $50 million as of September 30, 2012, $49 million as of December 31, 2011 and $31 million as of September 30, 2011. Refer to Note 14 for further information regarding the Bancorp’s net litigation reserve and ownership interest in Visa.

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

For the year ended December 31, 2008, five putative securities class action complaints were filed against the Bancorp and its Chief Executive Officer, among other parties. The five cases have been consolidated under the caption Local 295/Local 851 IBT Employer Group Pension Trust and Welfare Fund v. Fifth Third Bancorp. et al., Case No. 1:08CV00421, and are currently pending in the United States District Court for the Southern District of Ohio. The lawsuits allege violations of federal securities laws related to disclosures made by the Bancorp in press releases and filings with the SEC regarding its quality and sufficiency of capital, credit losses and related matters, and seeking unquantified damages on behalf of putative classes of persons who either purchased the Bancorp’s securities or TruPS, or acquired the Bancorp’s securities pursuant to the acquisition of First Charter Corporation. These cases remain in the discovery stages of litigation. The impact of the final disposition of these lawsuits cannot be assessed at this time. In addition to the foregoing, two cases were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain officers alleging violations of ERISA based on allegations similar to those set forth in the securities class action cases filed during the same period of time. The two cases alleging violations of ERISA were dismissed by the trial court, but the Sixth Circuit Court of Appeals recently reversed the trial court decision. The Bancorp intends to petition the Supreme Court to review and reverse the Sixth Circuit decision and seek a stay of proceedings in the trial court pending appeal. The impact of the final disposition of these ERISA lawsuits cannot be assessed at this time.

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

The Bancorp is party to numerous claims and lawsuits concerning matters arising from the conduct of its business activities. The outcome of litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. A reserve for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such reserve is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts reserved. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal proceedings including the matters discussed above in an aggregate amount up to approximately $52 million in excess of amounts reserved, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established reserve that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Bancorp believes that the eventual outcome of the actions against the Bancorp and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on the Bancorp’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to the Bancorp’s results of operations for any particular period, depending, in part, upon the size of the loss or liability imposed and the operating results for the applicable period.

16. Related Party Transactions

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

During the first quarter of 2012, Vantiv, Inc. priced an IPO of its shares and contributed the net proceeds to Vantiv Holding, LLC for additional ownership interests. As a result of this offering, the Bancorp’s ownership of Vantiv Holding, LLC was reduced to approximately 39% and will continue to be accounted for as an equity method investment in the Condensed Consolidated Financial Statements. The Bancorp’s investment in Vantiv Holding, LLC was $651 million as of September 30, 2012. The impact of the capital contributions to Vantiv Holding, LLC and the resulting dilution in the Bancorp’s interest resulted in a pre-tax gain of $115 million ($75 million after-tax) recognized by the Bancorp in the first quarter of 2012.

As of September 30, 2012, the Bancorp continued to hold approximately 84 million units of Vantiv Holding, LLC and a warrant to purchase approximately 20 million incremental Vantiv Holding, LLC non-voting units, both of which may be exchanged for common stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc.’s option for cash. In addition, the Bancorp holds approximately 84 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

17. Income Taxes

The Bancorp’s provision for income taxes was $139 million and $149 million for the three months ended September 30, 2012 and 2011, respectively. The provision for income taxes was $491 million and $429 million for the nine months ended September 30, 2012 and 2011, respectively. The effective tax rates for the three months ended September 30, 2012 and 2011 were 27.7% and 27.9%, respectively. The effective tax rates for the nine months ended September 30, 2012 and 2011 were 29.4% and 30.3%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2012 compared to the same period in the prior year was primarily due to a decrease in the amount of non-cash charges relating to previously recognized tax benefits associated with stock-based awards that will not be realized.

18. Accumulated Other Comprehensive Income

The activity of the components of other comprehensive income and accumulated other comprehensive income for the nine months ended September 30, 2012 and 2011 was as follows:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2012
Unrealized holding gains on available-for-sale securities arising during period	$29	(10)	19
Reclassification adjustment for net gains included in net income	(16)	6	(10)

Net unrealized gains on available-for-sale securities	13	(4)	9	485	9	494
Unrealized holding gains on cash flow hedge derivatives arising during period	35	(12)	23
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(63)	22	(41)

Net unrealized gains on cash flow hedge derivatives	(28)	10	(18)	80	(18)	62
Defined benefit plans:
Net actuarial loss	11	(4)	7

Defined benefit plans, net	11	(4)	7	(95)	7	(88)

Total	$(4)	2	(2)	470	(2)	468

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2011
Unrealized holding gains on available-for-sale securities arising during period	$369	(126)	243
Reclassification adjustment for net gains included in net income	(64)	19	(45)

Net unrealized gains on available-for-sale securities	305	(107)	198	321	198	519
Unrealized holding gains on cash flow hedge derivatives arising during period	59	(20)	39
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(21)	7	(14)

Net unrealized gains on cash flow hedge derivatives	38	(13)	25	67	25	92
Defined benefit plans:
Net actuarial loss	8	(3)	5

Defined benefit plans, net	8	(3)	5	(74)	5	(69)

Total	$351	(123)	228	314	228	542

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

19. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	2012			2011
For the three months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$363			381
Dividends on preferred stock	9			8

Net income available to common shareholders	354			373
Less: Income allocated to participating securities	2			2

Net income allocated to common shareholders	$352	904	0.39	371	915	0.41

Earnings per diluted share:
Net income available to common shareholders	$354			373
Effect of dilutive securities:
Stock-based awards	—	5	—	—	5	—
Series G convertible preferred stock	9	36	(0.01)	9	35	(0.01)

Net income available to common shareholders plus assumed conversions	363			382
Less: Income allocated to participating securities	2			2

Net income allocated to common shareholders plus assumed conversions	$361	945	0.38	380	955	0.40

	2012			2011
For the nine months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$1,178			983
Dividends on preferred stock	26			194

Net income available to common shareholders	1,152			789
Less: Income allocated to participating securities	7			4

Net income allocated to common shareholders	$1,145	911	1.26	785	904	0.87

Earnings per diluted share:
Net income available to common shareholders	$1,152			789
Effect of dilutive securities:
Stock-based awards	—	5	—	—	5	—
Series G convertible preferred stock	26	36	(0.03)	26	36	(0.01)
Warrants related to Series F preferred stock	—	—	—	—	2	—

Net income available to common shareholders plus assumed conversions	1,178			815
Less: Income allocated to participating securities	7			4

Net income allocated to common shareholders plus assumed conversions	$1,171	952	1.23	811	947	0.86

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three and nine months ended September 30, 2012 excludes 39 million and 36 million, respectively, of stock appreciation rights and 3 million and 5 million, respectively, of stock options. The diluted earnings per share calculation also excludes 1 million of unvested restricted stock that has not yet been exercised for the nine months ended September 30, 2012. The diluted earnings per share computation for the three and nine months ended September 30, 2011 excludes 31 million and 28 million, respectively, of stock appreciation rights, 7 million and 9 million, respectively, of stock options and 2 million and 1 million shares, respectively, of unvested restricted stock that had not yet been exercised.

The diluted earnings per share computation for the three and nine months ended September 30, 2012 excludes the impact of the forward contract related to the August 23, 2012 accelerated share repurchase transaction because, based upon the average daily volume-weighted average price of the Bancorp’s common stock during the third quarter of 2012, the counterparty would have been required to deliver approximately 2 million shares as of September 30, 2012, and thus the impact would have been anti-dilutive to earnings per share.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using
September 30, 2012 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and government agencies	$41	—	—	41
U.S. Government sponsored agencies	—	1,922	—	1,922
Obligations of states and political subdivisions	—	211	—	211
Agency mortgage-backed securities	—	8,986	—	8,986
Other bonds, notes and debentures	—	3,164	—	3,164
Other securities(a)	79	156	—	235

Available-for-sale securities(a)	120	14,439	—	14,559
Trading securities:
Obligations of states and political subdivisions	—	10	1	11
Agency mortgage-backed securities	—	14	—	14
Other bonds, notes and debentures	—	13	—	13
Other securities	167	—	—	167

Trading securities	167	37	1	205
Residential mortgage loans held for sale	—	1,741	—	1,741
Residential mortgage loans(b)	—	—	76	76
Derivative assets:
Interest rate contracts	8	1,613	102	1,723
Foreign exchange contracts	—	216	—	216
Equity contracts	—	—	198	198
Commodity contracts	—	99	—	99

Derivative assets	8	1,928	300	2,236

Total assets	$295	18,145	377	18,817

Liabilities:
Derivative liabilities
Interest rate contracts	$92	662	3	757
Foreign exchange contracts	—	198	—	198
Equity contracts	—	—	22	22
Commodity contracts	—	95	—	95

Derivative liabilities	92	955	25	1,072
Short positions	11	3	—	14

Total liabilities	$103	958	25	1,086

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
December 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$171	—	—	171
U.S. Government sponsored agencies	—	1,962	—	1,962
Obligations of states and political subdivisions	—	101	—	101
Agency mortgage-backed securities	—	10,284	—	10,284
Other bonds, notes and debentures	—	1,812	—	1,812
Other securities(a)	185	5	—	190

Available-for-sale securities(a)	356	14,164	—	14,520
Trading securities:
Obligations of states and political subdivisions	—	8	1	9
Agency mortgage-backed securities	—	11	—	11
Other bonds, notes and debentures	—	13	—	13
Other securities	144	—	—	144

Trading securities	144	32	1	177
Residential mortgage loans held for sale	—	2,751	—	2,751
Residential mortgage loans(b)	—	—	65	65
Derivative assets:
Interest rate contracts	8	1,773	34	1,815
Foreign exchange contracts	—	294	—	294
Equity contracts	—	—	113	113
Commodity contracts	—	134	—	134

Derivative assets	8	2,201	147	2,356

Total assets	$508	19,148	213	19,869

Liabilities:
Derivative liabilities
Interest rate contracts	$54	802	2	858
Foreign exchange contracts	—	275	—	275
Equity contracts	—	—	81	81
Commodity contracts	—	130	—	130

Derivative liabilities	54	1,207	83	1,344
Short positions	2	4	—	6

Total liabilities	$56	1,211	83	1,350

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
September 30, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and government agencies	$202	—	—	202
U.S. Government sponsored agencies	—	1,990	—	1,990
Obligations of states and political subdivisions	—	105	—	105
Agency mortgage-backed securities	—	11,017	—	11,017
Other bonds, notes and debentures	—	1,573	—	1,573
Other securities(a)	491	7	—	498

Available-for-sale securities(a)	693	14,692	—	15,385
Trading securities:
Obligations of states and political subdivisions	—	11	1	12
Agency mortgage-backed securities	—	20	—	20
Other bonds, notes and debentures	—	15	—	15
Other securities	142	—	—	142

Trading securities	142	46	1	189
Residential mortgage loans held for sale	—	1,593	—	1,593
Residential mortgage loans(b)	—	—	62	62
Derivative assets:
Interest rate contracts	3	1,872	39	1,914
Foreign exchange contracts	—	471	—	471
Equity contracts	—	—	103	103
Commodity contracts	—	112	—	112

Derivative assets	3	2,455	142	2,600

Total assets	$838	18,786	205	19,829

Liabilities:
Derivative liabilities
Interest rate contracts	$59	862	2	923
Foreign exchange contracts	—	447	—	447
Equity contracts	—	—	30	30
Commodity contracts	—	105	—	105

Derivative liabilities	59	1,414	32	1,505
Short positions	7	1	—	8

Total liabilities	$66	1,415	32	1,513

(a)	Excludes FHLB and FRB restricted stock totaling $497 and $346, respectively, at September 30, 2012 and $497 and $345, respectively, at December 31, 2011 and September 30, 2011.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the three and nine months ended September 30, 2012, no assets or liabilities were transferred between Level 1 and Level 2.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At September 30, 2012, December 31, 2011 and September 30, 2011, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of warrants associated with the sale of the processing business to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

In connection with the sale of the processing business, the Bancorp provided Advent International with certain put options that were exercisable in the event of certain circumstances. In addition, the associated warrants allow the Bancorp to purchase approximately 20 million incremental nonvoting units in Vantiv Holding, LLC under certain defined conditions involving change of control. The put options expired as a result of the Vantiv, Inc. initial public offering in March of 2012. The fair value of the warrants is calculated in conjunction with a third party valuation provider by applying Black-Scholes option valuation models using probability weighted scenarios which contain the following inputs: Vantiv, Inc. stock price, strike price per Warrant Agreement and several unobservable inputs, such as expected term, expected volatility, risk free rate and expected dividend rate.

For the warrants, an increase in the expected term (years), the expected volatility and the risk free rate assumptions would result in an increase in the fair value; correspondingly, a decrease in these assumptions would result in a decrease in the fair value. The Accounting and Treasury Departments, both of which report to the Bancorp’s Chief Financial Officer, determined the valuation methodology for the warrants and put option. Accounting and Treasury review changes in fair value on a quarterly basis for reasonableness based on changes in historical and implied volatilities, expected terms, probability weightings of the related scenarios, and other assumptions.

Under the terms of the total return swap, the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Visa, Inc. Class B shares into Class A shares. The fair value of the total return swap was calculated using a discounted cash flow model based on unobservable inputs consisting of management’s estimate of the probability of certain litigation scenarios, the timing of the resolution of the Covered Litigation and Visa litigation loss estimate in excess, or shortfall, of the Bancorp’s proportional share of escrow funds.

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

The net fair value of the interest rate lock commitments at September 30, 2012 was $102 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the interest rate lock commitments of approximately $23 million and $37 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

interest rate lock commitments of approximately $30 million and $66 million, respectively. The decrease in fair value of interest rate lock commitments due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $10 million and $21 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $10 million and $21 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

The Secondary Marketing Department and the Consumer Line of Business Finance Department, which reports to the Bancorp’s Chief Financial Officer, are responsible for determining the valuation methodology for IRLCs. Secondary Marketing, in conjunction with a third party valuation provider, periodically review loan closing rate assumptions and recent loan sales to determine if adjustments are needed for current market conditions not reflected in historical data.

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2012 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	76	54	184	315
Total gains or losses (realized/unrealized):
Included in earnings	—	1	163	(17)	147
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(5)	(118)	9	(114)
Transfers into Level 3(b)	—	4	—	—	4

Ending balance	$1	76	99	176	352

Changes in unrealized gains or losses for the period included in earnings for assets held at September 30, 2012(c)	$—	1	101	(17)	85

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2011 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	59	5	85	150
Total gains or losses (realized/unrealized):
Included in earnings	—	3	100	(14)	89
Purchases	—	—	—	2	2
Sales	—	—	—	—	—
Settlements	—	(2)	(68)	—	(70)
Transfers into Level 3(b)	—	2	—	—	2

Ending balance	$1	62	37	73	173

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2011(c)	$—	3	37	(14)	26

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2012 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	65	32	32	130
Total gains or losses (realized/unrealized):
Included in earnings	—	—	338	57	395
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	(10)	(271)	87	(194)
Transfers into Level 3(b)	—	21	—	—	21

Ending balance	$1	76	99	176	352

Changes in unrealized gains or losses for the period included in earnings for assets held at September 30, 2012(c)	$—	—	173	57	230

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2011 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$6	46	2	53	$107
Total gains or losses (realized/unrealized):
Included in earnings	—	4	154	—	158
Purchases	—	—	—	2	2
Sales	(5)	—	—	—	(5)
Settlements	—	(5)	(119)	18	(106)
Transfers into Level 3(b)	—	17	—	—	17

Ending balance	$1	62	37	73	$173

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2011(c)	$—	4	41	—	$45

(a)	Net interest rate derivatives include derivative assets and liabilities of $102 and $3, respectively, as of September 30, 2012 and $39 and $2, respectively, as of September 30, 2011. Net equity derivatives include derivative assets and liabilities of $198 and $22, respectively, as of September 30, 2012, and $103 and $30, respectively, as of September 30, 2011.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment
(c)	Includes interest income and expense.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Mortgage banking net revenue	$165	104	339	159
Corporate banking revenue	—	—	—	1
Other noninterest income	(18)	(15)	56	(2)

Total gains	$147	89	395	158

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at September 30, 2012 and 2011 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Mortgage banking net revenue	$103	41	174	46
Corporate banking revenue	—	—	—	1
Other noninterest income	(18)	(15)	56	(2)

Total gains	$85	26	230	45

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents information as of September 30, 2012 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a recurring basis.

($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$76	Loss rate model	Interest rate risk factor Credit risk factor	(91.0) - 16.6% 2.3 - 68.4%	6.5% 4.6%

IRLCs, net	102	Discounted cash flow	Loan closing rates	9.8 - 95.0%	60.1%

Stock warrants associated with the sale of the processing business	197	Black-Scholes option valuation model	Expected term (years) Expected volatility(a) Risk free rate Expected dividend rate	2.00 - 16.75 27.7 - 40.6% 0.2 - 2.6% —	6.2 34.2% 0.9% —

Swap associated with the sale of Visa, Inc. Class B shares	(21)	Discounted cash flow	Timing of the resolution of the Covered Litigation	6/30/2013 - 6/30/2015	NM

(a)	Based on historical and implied volatilities of comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent those assets that were subject to fair value adjustments during the quarters ended September 30, 2012 and 2011 and still held as of the end of the period, and the related losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total Losses	Total Losses
As of September 30, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2012	For the nine months ended September 30, 2012
Commercial loans held for sale(a)	$—	—	13	13	(4)	(10)
Commercial and industrial loans	—	—	79	79	(31)	(86)
Commercial mortgage loans	—	—	59	59	(11)	(40)
Commercial construction loans	—	—	8	8	(5)	(21)
MSRs	—	—	679	679	(72)	(122)
OREO property	—	—	114	114	(16)	(60)

Total	$—	—	952	952	(139)	(339)

	Fair Value Measurements Using				Total Losses	Total Losses
As of September 30, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2011	For the nine months ended September 30, 2011
Commercial loans held for sale(a)	$—	—	60	60	(23)	(48)
Commercial and industrial loans	—	—	155	155	(84)	(283)
Commercial mortgage loans	—	—	145	145	(46)	(99)
Commercial construction loans	—	—	59	59	(14)	(52)
MSRs	—	—	662	662	(201)	(228)
OREO property	—	—	181	181	(30)	(139)

Total	$—	—	1,262	1,262	(398)	(849)

(a)	Includes commercial nonaccrual loans held for sale.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents information as of September 30, 2012 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis.

($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$13	Appraised value	Appraised value Cost to sell	NM NM	NM 10.0%

Commercial and industrial loans	79	Appraised value	Default rates Collateral value Loss severities	100% NM 0 - 97.4%	NM NM 11.6%

Commercial mortgage loans	59	Appraised value	Default rates Collateral value Loss severities	100% NM 0 - 100%	NM NM 30.0%

Commercial construction loans	8	Appraised value	Default rates Collateral value Loss severities	100% NM 0 - 27.0%	NM NM 3.1%

MSRs	679	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 16.9% (Adjustable) 27.1%

			Discount rates	9.4 - 18.0%	(Fixed) 10.6% (Adjustable) 11.7%

OREO property	114	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

During the third quarter of 2012, the Bancorp transferred $9 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at fair value. These loans had fair value adjustments totaling $1 million for the three and nine months ended September 30, 2012 and were generally based on appraisals of the underlying collateral. Additionally, there were fair value adjustments on existing loans held for sale of $3 million and $9 million for the three and nine months ended September 30, 2012. Therefore, these loans were classified within Level 3 of the valuation hierarchy. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. The Accounting Department determines the procedures for valuation of commercial HFS loans which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year-old are updated and the Real Estate Valuation group, which reports to the Chief Credit Officer, in conjunction with the Commercial Line of Business review the third party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance Department, which reports to the Bancorp Chief Financial Officer, in conjunction with Accounting review all loan appraisal values, carry values and vintages.

Commercial loans held for investment

During the three and nine months ended September 30, 2012 and 2011, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage and commercial construction loans held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table. Commercial Credit Risk, which reports to the Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

MSRs

MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, discount rates and weighted average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 10 for further information on the assumptions used in the valuation of the Bancorp’s MSRs. The Secondary Marketing Department and Treasury Department are responsible for determining the valuation methodology for MSRs. Representatives from Secondary Marketing, Treasury, Accounting and Risk Management are responsible for reviewing key assumptions used in the internal discounted cash flow model. Two external valuations of the MSR portfolio are obtained from third parties that use valuation models in order to assess the reasonableness of the internal discounted cash flow model. Additionally, the Bancorp participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the MSR valuation process and the resulting MSR prices.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

OREO

During the three and nine months ended September 30, 2012, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses are primarily due to declines in real estate values of the properties recorded in OREO. These losses include $4 million and $13 million in losses, recorded as charge-offs, on new OREO properties transferred from loans during the three and nine months ended September 30, 2012, respectively, and $12 million and $47 million in losses for the three and nine months ended September 30, 2012, recorded in other noninterest income, attributable to fair value adjustments on OREO properties subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

The Real Estate Valuation department, which reports to the Chief Credit Officer, is solely responsible for managing the appraisal process and evaluating the appraisal for all for commercial properties transferred to OREO. All appraisals on commercial OREO properties are updated on at least an annual basis.

The Real Estate Valuation department reviews the BPO data and internal market information to determine the initial charge-off on residential real estate loans transferred to OREO. Once the foreclosure process is completed, the Bancorp performs an interior inspection to update the initial fair value of the property. These properties are reviewed at least every 30 days after the initial interior inspections are completed. The Asset Manager receives a monthly status report for each property which includes the number of showings, recently sold properties, current comparable listings and overall market conditions.

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

Fair value changes recognized in earnings for the three and nine months ended September 30, 2012 for instruments held at September 30, 2012 for which the fair value option was elected as well as the changes in fair value of the underlying IRLCs, included gains of $122 million. Additionally, fair value changes recognized in earnings for the three and nine months ended September 30, 2012 for instruments for which the fair value option was elected but are no longer held by the Bancorp at September 30, 2012 included gains of $138 million and $556 million, respectively. Fair value changes recognized in earnings for the three and nine months ended September 30, 2011 for instruments held at September 30, 2011 for which the fair value option was elected as well as the changes in fair value of the underlying IRLCs included gains of $77 million. Additionally, fair value changes recognized in earnings for the three and nine months ended September 30, 2011 for instruments for which the fair value option was elected but are no longer held by the Bancorp at September 30, 2011 included gains of $93 and $205 million, respectively. These gains and losses are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $3 million at September 30, 2012, December 31, 2011 and September 30, 2011. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2012
Residential mortgage loans measured at fair value	$1,817	1,695	122
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	—	—	—

December 31, 2011
Residential mortgage loans measured at fair value	2,816	2,693	123
Past due loans of 90 days or more	4	5	(1)
Nonaccrual loans	—	—	—

September 30, 2011
Residential mortgage loans measured at fair value	1,655	1,578	77
Past due loans of 90 days or more	4	4	—
Nonaccrual loans	—	—	—

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis.

As of September 30, 2012 ($ in millions)	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,490	2,490	—	—	2,490
Other securities	843	—	843	—	843
Held-to-maturity securities	287	—	—	287	287
Other short-term investments	1,286	1,286	—	—	1,286
Loans held for sale	61	—	—	61	61
Portfolio loans and leases:
Commercial and industrial loans	32,526	—	—	33,701	33,701
Commercial mortgage loans	8,989	—	—	8,259	8,259
Commercial construction loans	633	—	—	520	520
Commercial leases	3,478	—	—	3,355	3,355
Residential mortgage loans(a)	11,400	—	—	11,350	11,350
Home equity	10,080	—	—	10,064	10,064
Automobile loans	11,884	—	—	11,825	11,825
Credit card	1,910	—	—	2,070	2,070
Other consumer loans and leases	274	—	—	292	292
Unallocated allowance for loan and lease losses	(116)	—	—	—	—

Total portfolio loans and leases, net(a)	$81,058	—	—	81,436	81,436

Financial liabilities:
Deposits	84,688	—	84,779	—	84,779
Federal funds purchased	686	686	—	—	686
Other short-term borrowings	5,503	—	5,503	—	5,503
Long-term debt	8,127	6,973	2,057	—	9,030

(a)	Excludes $76 of residential mortgage loans measured at fair value on a recurring basis.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2011 ($ in millions)	Net Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,663	2,663
Other securities	842	842
Held-to-maturity securities	322	322
Other short-term investments	1,781	1,781
Loans held for sale	203	203
Portfolio loans and leases:
Commercial and industrial loans	29,854	30,300
Commercial mortgage loans	9,697	8,870
Commercial construction loans	943	791
Commercial leases	3,451	3,237
Residential mortgage loans(a)	10,380	9,978
Home equity	10,524	9,737
Automobile loans	11,784	11,747
Credit card	1,872	1,958
Other consumer loans and leases	329	346
Unallocated allowance for loan and lease losses	(136)	—

Total portfolio loans and leases, net(a)	$78,698	76,964

Financial liabilities:
Deposits	85,710	85,599
Federal funds purchased	346	346
Other short-term borrowings	3,239	3,239
Long-term debt	9,682	10,197

(a)	Excludes $65 of residential mortgage loans measured at fair value on a recurring basis.

As of September 30, 2011 ($ in millions)	Net Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,348	2,348
Other securities	842	842
Held-to-maturity securities	337	337
Other short-term investments	2,028	2,028
Loans held for sale	247	247
Portfolio loans and leases:
Commercial and industrial loans	28,245	29,538
Commercial mortgage loans	9,857	9,167
Commercial construction loans	1,134	889
Commercial leases	3,284	3,131
Residential mortgage loans(a)	9,954	9,516
Home equity	10,711	9,765
Automobile loans	11,536	11,575
Credit card	1,759	1,831
Other consumer loans and leases	384	430
Unallocated allowance for loan and lease losses	(149)	—

Total portfolio loans and leases, net(a)	$76,715	75,842

Financial liabilities:
Deposits	82,047	82,196
Federal funds purchased	427	427
Other short-term borrowings	4,894	4,894
Long-term debt	9,800	10,199

(a)	Excludes $62 million of residential mortgage loans measured at fair value on a recurring basis.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for DDAs is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2012 to reflect the current market rates and updated market assumptions. These rates were lower than those in place during 2011, thus net interest income for deposit providing businesses was negatively impacted during 2012.

The business segments are charged provision expense based on the actual net charge-offs experienced on the loans and leases owned by each segment. Provision expense attributable to loan and leases growth and changes in ALLL factors are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations, by accessing the capital markets as a collective unit.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total
Three months ended September 30, 2012
Net interest income	$354	344	77	30	98	—		903
Provision for loan and lease losses	45	71	38	3	(92)	—		65

Net interest income after provision for loan and lease losses	309	273	39	27	190	—		838
Noninterest income:
Mortgage banking net revenue	—	3	197	—	—	—		200
Service charges on deposits	57	70	—	1	—	—		128
Corporate banking revenue	96	4	—	1	—	—		101
Investment advisory revenue	1	33	—	90	—	(32	)(a)	92
Card and processing revenue	11	72	—	1	(19)	—		65
Other noninterest income	18	21	10	14	15	—		78
Securities gains, net	—	—	—	—	2	—		2
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	5	—	—	—		5

Total noninterest income	183	203	212	107	(2)	(32)		671
Noninterest expense:
Salaries, wages and incentives	53	111	49	33	153	—		399
Employee benefits	7	31	9	6	26	—		79
Net occupancy expense	5	47	2	3	19	—		76
Technology and communications	3	1	—	—	45	—		49
Card and processing expense	1	29	—	—	—	—		30
Equipment expense	1	14	—	—	13	—		28
Other noninterest expense	201	172	107	67	(170)	(32)		345

Total noninterest expense	271	405	167	109	86	(32)		1,006

Income before income taxes	221	71	84	25	102	—		503
Applicable income tax expense	39	25	30	9	36	—		139

Net income	182	46	54	16	66	—		364
Less: Net income attributable to noncontrolling interests	—	—	—	—	1	—		1

Net income attributable to Bancorp	182	46	54	16	65	—		363
Dividends on preferred stock	—	—	—	—	9	—		9

Net income available to common shareholders	$182	46	54	16	56	—		354

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$47,495	48,003	23,640	8,024	(9,679)	—		117,483

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total
Three months ended September 30, 2011
Net interest income	$341	359	85	29	84	—		898
Provision for loan and lease losses	104	87	55	16	(175)	—		87

Net interest income after provision for loan and lease losses	237	272	30	13	259	—		811
Noninterest income:
Mortgage banking net revenue	—	3	175	—	—	—		178
Service charges on deposits	53	81	—	1	(1)	—		134
Corporate banking revenue	82	4	—	1	—	—		87
Investment advisory revenue	3	30	—	89	—	(30	)(a)	92
Card and processing revenue	10	78	—	1	(11)	—		78
Other noninterest income	11	19	10	—	24	—		64
Securities gains, net	—	—	—	—	26	—		26
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	6	—	—	—		6

Total noninterest income	159	215	191	92	38	(30)		665
Noninterest expense:
Salaries, wages and incentives	51	114	37	34	133	—		369
Employee benefits	9	31	8	6	16	—		70
Net occupancy expense	5	47	2	3	18	—		75
Technology and communications	2	1	—	—	45	—		48
Card and processing expense	1	33	—	—	—	—		34
Equipment expense	1	13	—	—	14			28
Other noninterest expense	189	160	111	62	(170)	(30)		322

Total noninterest expense	258	399	158	105	56	(30)		946

Income before income taxes	138	88	63	—	241	—		530
Applicable income tax expense	8	31	22	—	88	—		149

Net income	130	57	41	—	153	—		381
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—		—

Net income attributable to Bancorp	130	57	41	—	153	—		381
Dividends on preferred stock	—	—	—	—	8	—		8

Net income available to common shareholders	$130	57	41	—	145	—		373

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$44,615	46,727	23,213	7,358	(7,008)	—		114,905

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total
Nine months ended September 30, 2012
Net interest income	$1,049	1,021	234	87	305	—		2,696
Provision for loan and lease losses	181	226	140	9	(329)	—		227

Net interest income after provision for loan and lease losses	868	795	94	78	634	—		2,469
Noninterest income:
Mortgage banking net revenue	—	10	577	1	—	—		588
Service charges on deposits	166	219	—	2	—	—		387
Corporate banking revenue	286	11	—	2	—	—		299
Investment advisory revenue	5	96	—	275	—	(95	)(a)	281
Card and processing revenue	35	202	—	3	(53)	—		187
Other noninterest income	45	60	30	19	205	—		359
Securities gains, net	—	—	—	—	13	—		13
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	5	—	—	—		5

Total noninterest income	537	598	612	302	165	(95)		2,119
Noninterest expense:
Salaries, wages and incentives	166	337	139	103	446	—		1,191
Employee benefits	32	98	30	20	94	—		274
Net occupancy expense	16	140	6	8	57	—		227
Technology and communications	7	3	1	—	133	—		144
Card and processing expense	3	86	—	—	1	—		90
Equipment expense	2	40	1	1	38	—		82
Other noninterest expense	603	496	319	199	(612)	(95)		910

Total noninterest expense	829	1,200	496	331	157	(95)		2,918

Income before income taxes	576	193	210	49	642	—		1,670
Applicable income tax expense	90	68	74	17	242	—		491

Net income	486	125	136	32	400	—		1,179
Less: Net income attributable to noncontrolling interests	—	—	—	—	1	—		1

Net income attributable to Bancorp	486	125	136	32	399	—		1,178
Dividends on preferred stock	—	—	—	—	26	—		26

Net income available to common shareholders	$486	125	136	32	373	—		1,152

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$47,495	48,003	23,640	8,024	(9,679)	—		117,483

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total
Nine months ended September 30, 2011
Net interest income	$1,003	1,057	256	85	240	—		2,641
Provision for loan and lease losses	402	300	205	25	(564)	—		368

Net interest income after provision for loan and lease losses	601	757	51	60	804	—		2,273
Noninterest income:
Mortgage banking net revenue	—	6	435	1	—	—		442
Service charges on deposits	154	228	—	3	(1)	—		384
Corporate banking revenue	254	11	—	2	1	—		268
Investment advisory revenue	9	89	—	275	—	(88	)(a)	285
Card and processing revenue	29	241	—	3	(25)	—		248
Other noninterest income	51	57	26	—	92	—		226
Securities gains, net	—	—	—	—	40	—		40
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	12	—	—	—		12

Total noninterest income	497	632	473	284	107	(88)		1,905
Noninterest expense:
Salaries, wages and incentives	147	343	102	103	390	—		1,085
Employee benefits	30	100	26	21	69	—		246
Net occupancy expense	15	138	6	8	59	—		226
Technology and communications	8	4	1	1	126	—		140
Card and processing expense	4	88	—	—	—	—		92
Equipment expense	2	38	1	1	43	—		85
Other noninterest expense	597	478	318	182	(596)	(88)		891

Total noninterest expense	803	1,189	454	316	91	(88)		2,765

Income before income taxes	295	200	70	28	820	—		1,413
Applicable income tax (benefit) expense	(2)	69	24	10	328	—		429

Net income	297	131	46	18	492	—		984
Less: Net income attributable to noncontrolling interest	—	—	—	—	1	—		1

Net income attributable to Bancorp	297	131	46	18	491	—		983
Dividends on preferred stock	—	—	—	—	194	—		194

Net income available to common shareholders	$297	131	46	18	297	—		789

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$44,615	46,727	23,213	7,358	(7,008)	—		114,905

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

22. Subsequent Event

On November 6, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp will purchase approximately $125 million of its outstanding common stock. The Bancorp is repurchasing the shares of its common stock as part of its previously announced 100 million share repurchase program. As part of this transaction, the Bancorp entered into a forward contract in which the final number of shares to be delivered at settlement of the accelerated share repurchase transaction will be based generally on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. The accelerated share repurchase will be treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the third quarter of 2012 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the third quarter of 2012.

Defaults Upon Senior Securities (Item 3)

None.

Mine Safety Disclosures (Item 4)

Not applicable.

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Third Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

3.2	Code of Regulations of Fifth Third Bancorp as Amended as of September 18, 2012. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 21, 2012.

10.1	Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated August 23, 2012 between Fifth Third Bancorp and Goldman, Sachs & Co.*

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail**.

*	An application for confidential treatment for selected portions of this exhibit has been filed with the Securities and Exchange Commission.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: November 7, 2012	/s/ Daniel T. Poston
Daniel T. Poston
Executive Vice President and
Chief Financial Officer