Form 10-K
period 2012-12-31
FIFTH THIRD BANCORP
filed 2013-02-22
CIK 35527

2012 ANNUAL REPORT

FINANCIAL CONTENTS

Annual Report on Form 10-K	163
Consolidated Ten Year Comparison	178
Directors and Officers	179
Corporate Information

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties from the separation of or the results of operations of Vantiv, LLC from Fifth Third; (21) loss of income from any sale or potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth; (22) ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; and (23) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.

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

BBA: British Bankers’ Association

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

FRB: Federal Reserve Bank

FSOC: Financial Stability Oversight Council

FTAM: Fifth Third Asset Management, Inc.

FTE: Fully Taxable Equivalent

FTP: Funds Transfer Pricing

FTPS: Fifth Third Processing Solutions, now Vantiv, LLC

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

LIBOR: London InterBank Offered Rate

LLC: Limited Liability Company

LTV: Loan-to-Value

MD&A: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSR: Mortgage Servicing Right

NII: Net Interest Income

NM: Not Meaningful

NPR: Notice of Proposed Rulemaking

OCC: Office of the Comptroller of the Currency

OCI: Other Comprehensive Income

OFR: Office of Financial Research

OREO: Other Real Estate Owned

OTTI: Other-Than-Temporary Impairment

PMI: Private Mortgage Insurance

RSAs: Restricted Stock Awards

SARs: Stock Appreciation Rights

SEC: United States Securities and Exchange Commission

SCAP: Supervisory Capital Assessment Program

TARP: Troubled Asset Relief Program

TBA: To Be Announced

TDR: Troubled Debt Restructuring

TruPS: Trust Preferred Securities

TSA: Transition Service Agreement

UK: United Kingdom

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

TABLE 1: SELECTED FINANCIAL DATA

For the years ended December 31 ($ in millions, except for per share data)	2012	2011	2010	2009	2008
Income Statement Data
Net interest income(a)	$3,613	3,575	3,622	3,373	3,536
Noninterest income	2,999	2,455	2,729	4,782	2,946
Total revenue(a)	6,612	6,030	6,351	8,155	6,482
Provision for loan and lease losses	303	423	1,538	3,543	4,560
Noninterest expense	4,081	3,758	3,855	3,826	4,564
Net income (loss) attributable to Bancorp	1,576	1,297	753	737	(2,113)
Net income (loss) available to common shareholders	1,541	1,094	503	511	(2,180)
Common Share Data
Earnings per share, basic	$1.69	1.20	0.63	0.73	(3.91)
Earnings per share, diluted	1.66	1.18	0.63	0.67	(3.91)
Cash dividends per common share	0.36	0.28	0.04	0.04	0.75
Book value per share	15.10	13.92	13.06	12.44	13.57
Market value per share	15.20	12.72	14.68	9.75	8.26
Financial Ratios (%)
Return on assets	1.34%	1.15	0.67	0.64	(1.85)
Return on average common equity	11.6	9.0	5.0	5.6	(23.0)
Dividend payout ratio	21.3	23.3	6.3	5.5	NM
Average equity as a percent of average assets	11.65	11.41	12.22	11.36	8.78
Tangible common equity(b)	8.83	8.68	7.04	6.45	4.23
Net interest margin(a)	3.55	3.66	3.66	3.32	3.54
Efficiency(a)	61.7	62.3	60.7	46.9	70.4
Credit Quality
Net losses charged off	$704	1,172	2,328	2,581	2,710
Net losses charged off as a percent of average loans and leases(d)	0.85%	1.49	3.02	3.20	3.23
ALLL as a percent of portfolio loans and leases	2.16	2.78	3.88	4.88	3.31
Allowance for credit losses as a percent of portfolio loans and leases(c)	2.37	3.01	4.17	5.27	3.54
Nonperforming assets as a percent of portfolio loans, leases and other assets, including other real estate owned(d) (e)	1.49	2.23	2.79	4.22	2.38
Average Balances
Loans and leases, including held for sale	$84,822	80,214	79,232	83,391	85,835
Total securities and other short-term investments	16,814	17,468	19,699	18,135	14,045
Total assets	117,614	112,666	112,434	114,856	114,296
Transaction deposits(f)	78,116	72,392	65,662	55,235	52,680
Core deposits(g)	82,422	78,652	76,188	69,338	63,815
Wholesale funding(h)	16,978	16,939	18,917	28,539	36,261
Bancorp shareholders’ equity	13,701	12,851	13,737	13,053	10,038
Regulatory Capital Ratios (%)
Tier I risk-based capital	10.65%	11.91	13.89	13.30	10.59
Total risk-based capital	14.42	16.09	18.08	17.48	14.78
Tier I leverage	10.05	11.10	12.79	12.34	10.27
Tier I common equity(b)	9.51	9.35	7.48	6.99	4.37
(a)	Amounts presented on an FTE basis. The FTE adjustment for years ended December 31, 2012, 2011, 2010, 2009, and 2008 were $18, $18, $18, $19 and $22, respectively.
(b)	The tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of the MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	The Bancorp modified its nonaccrual policy in 2009 to exclude consumer TDR loans less than 90 days past due as they were performing in accordance with restructuring terms. For comparability purposes, prior periods were adjusted to reflect this reclassification.
(f)	Includes demand, interest checking, savings, money market and foreign office deposits.
(g)	Includes transaction deposits plus other time deposits.
(h)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.

Fifth Third Bancorp	15

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At December 31, 2012, the Bancorp had $122 billion in assets, operated 15 affiliates with 1,325 full-service Banking Centers, including 106 Bank Mart® locations open seven days a week inside select grocery stores, and 2,415 ATMs in 12 states throughout the Midwestern and Southeastern regions of the United States. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has a 33% interest in Vantiv Holding, LLC.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2012, net interest income, on a FTE basis, and noninterest income provided 55% and 45% of total revenue, respectively. The Bancorp derives the majority of its revenues within the United States from customers domiciled in the United States. Revenue from foreign countries and external customers domiciled in foreign countries is immaterial to the Bancorp’s Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

Net interest income is the difference between interest income earned on assets such as loans, leases and securities, and interest expense incurred on liabilities such as deposits, short-term borrowings and long-term debt. Net interest income is affected by the general level of interest rates, the relative level of short-term and long-term interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Bancorp earns on its assets and pays on its liabilities are established for a period of time. The change in market interest rates over time exposes the Bancorp to interest rate risk through potential adverse changes to net interest income and financial position. The Bancorp manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Bancorp enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks. The Bancorp is also exposed to the risk of losses on its loan and lease portfolio, as a result of changing expected cash flows caused by borrower credit events, such as loan defaults and inadequate collateral due to a weakened economy within the Bancorp’s footprint.

Noninterest income is derived primarily from mortgage banking net revenue, service charges on deposits, corporate banking revenue, investment advisory revenue and card and processing revenue. Noninterest expense is primarily driven by personnel costs, net occupancy expenses, and technology and communication costs.

Senior Notes Offerings

On March 7, 2012, the Bancorp issued $500 million of senior notes to third party investors, and entered into a Supplemental Indenture with Wilmington Trust Company, as Trustee, which modified the existing Indenture for Senior Debt Securities dated as of April 30, 2008. The Supplemental Indenture and the Indenture define the rights of the senior notes, which senior notes are represented by a Global Security dated as of March 7, 2012. The senior notes bear a fixed rate of interest of 3.50% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amount of the notes will be due upon maturity on March 15, 2022. The notes will not be subject to redemption at the Bancorp’s option at any time until 30 days prior to maturity. For additional information regarding long-term debt, see Note 15 of the Notes to the Consolidated Financial Statements.

CCAR Results

On March 13, 2012, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2012 CCAR. The FRB indicated to the Bancorp that it did not object to the following capital actions: a continuation of its quarterly common dividend of $0.08 per share; the redemption of up to $1.4 billion in certain TruPS and the repurchase of common shares in an amount equal to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common shares by either the Bancorp or Vantiv, Inc. The FRB indicated to the Bancorp that it did object to other elements of its capital plan, including potential increases in its quarterly common dividend and the initiation of other common share repurchases.

The Bancorp resubmitted its capital plan to the FRB in the second quarter of 2012. The resubmitted plan included capital actions and distributions for the covered period through March 31, 2013 that were substantially similar to those included in the original submission, with adjustments primarily reflecting the change in the expected timing of capital actions and distributions relative to the timing assumed in the original submission. On August 21, 2012, the Bancorp announced the FRB did not object to the Bancorp’s resubmitted capital plan which included potential increases to the quarterly common stock dividend and potential repurchases of common shares of up to $600 million through the first quarter of 2013, in addition to any incremental repurchase of common shares related to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common shares by either the Bancorp or Vantiv, Inc. As a result, the Board of Directors authorized the Bancorp to repurchase up to 100 million common shares in the open market or in privately negotiated transactions. In addition, in the third quarter

16	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of 2012 the Bancorp declared a quarterly common dividend of $0.10 per share, an increase of $0.02 per share from the second quarter of 2012.

Vantiv, Inc. IPO

On June 30, 2009, the Bancorp completed the sale of a majority interest in its processing business to Advent International. As part of this transaction, the processing business was contributed into a partnership now known as Vantiv Holding, LLC. Vantiv, Inc., formed by Advent International and owned by certain funds managed by Advent International, acquired an approximate 51% interest in Vantiv Holding, LLC for cash and warrants. The Bancorp retained the remaining approximate 49% interest in Vantiv Holding, LLC and accounted for it as an equity method investment in the Bancorp’s Consolidated Financial Statements.

During the first quarter of 2012, Vantiv, Inc. priced an IPO of its shares and contributed the net proceeds to Vantiv Holding, LLC for additional ownership interests. As a result of this offering, the Bancorp’s ownership of Vantiv Holding, LLC was reduced to approximately 39% and the Bancorp’s investment continued to be accounted for as an equity method investment in the Bancorp’s Consolidated Financial Statements. The impact of the capital contributions to Vantiv Holding, LLC and the resulting dilution in the Bancorp’s interest resulted in the recognition of a pre-tax gain of $115 million ($75 million after-tax) by the Bancorp in the first quarter of 2012.

Vantiv, Inc. Share Sale

During the fourth quarter of 2012, Vantiv, Inc. priced a secondary offering of 12,454,545 shares of Class A Common Stock of Vantiv, Inc. sold on behalf of the Bancorp. As a result of this offering, the Bancorp’s ownership of Vantiv Holding, LLC was reduced to approximately 33% and the Bancorp’s investment continued to be accounted for as an equity method investment in the Bancorp’s Consolidated Financial Statements. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $563 million as of December 31, 2012. The impact of the sale of the Bancorp’s interest in Vantiv Holding, LLC resulted in the recognition of a pre-tax gain of $157 million ($102 million after-tax) by the Bancorp in the fourth quarter of 2012.

As of December 31, 2012, the Bancorp continued to hold approximately 70 million units of Vantiv Holding, LLC and a warrant to purchase approximately 20 million incremental Vantiv Holding, LLC non-voting units, both of which may be exchanged for common stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc.’s option for cash. In addition, the Bancorp holds approximately 70 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions.

Accelerated Share Repurchase Transactions

Following the Vantiv, Inc. IPO, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 4,838,710 shares, or approximately $75 million, of its outstanding common stock on April 26, 2012. As part of this transaction, and all subsequent accelerated share repurchase transactions in 2012, the Bancorp entered into a forward contract in which the final number of shares to be delivered at settlement of the accelerated share repurchase transaction was based on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. The accelerated share repurchase was treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. At settlement of the April 2012 forward contract on June 1, 2012, the Bancorp received an additional 631,986 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

Consistent with the 2012 CCAR plan, on August 23, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 21,531,100 shares, or approximately $350 million, of its outstanding common stock on August 28, 2012. At settlement of the forward contract on October 24, 2012, the Bancorp received an additional 1,444,047 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

Additionally, on November 6, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 7,710,761 shares, or approximately $125 million, of its outstanding common stock on November 9, 2012. At settlement of the forward contract on February 12, 2013, the Bancorp received an additional 657,917 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

Following the sale of a portion of the Bancorp’s shares of Class A Vantiv, Inc. common stock, the Bancorp entered into an accelerated share repurchase transaction on December 14, 2012 with a counterparty pursuant to which the Bancorp purchased 6,267,410 shares, or approximately $100 million, of its outstanding common stock on December 19, 2012. The Bancorp expects the settlement of the transaction to occur on March 14, 2013.

Redemption of TruPS

On August 8, 2012, consistent with the 2012 CCAR plan, the Bancorp redeemed all $862.5 million of the outstanding TruPS issued by Fifth Third Capital Trust VI. These securities had a distribution rate of 7.25% and a scheduled maturity date of November 15, 2067. Pursuant to the terms of the TruPS, the securities of Fifth Third Capital Trust VI were redeemable within ninety days of a Capital Treatment Event. The Bancorp determined that a Capital Treatment Event occurred upon the authorization for publication in the Federal Register of a Joint Notice of Proposed Rulemaking by the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Comptroller of the Currency addressing, among other matters, Section 171 of the Dodd-Frank Act of 2010 and providing detailed information regarding the cessation of Tier I risk-based capital treatment for outstanding TruPS. The redemption price was $25 per security, which reflected 100% of the liquidation amount, plus accrued and unpaid distributions through the actual redemption date of $0.422917 per security. The Bancorp recognized a $9 million loss on extinguishment of these TruPS within other noninterest expense in the Bancorp’s Consolidated Statements of Income.

Additionally, on August 15, 2012, the Bancorp redeemed all $575 million of the outstanding TruPS issued by Fifth Third Capital Trust V. The Fifth Third Capital Trust V securities had a distribution rate of 7.25% and a scheduled maturity date of August 15, 2067, and were redeemable at any time on or after August 15, 2012. The redemption price was $25 per security, which reflected 100% of the liquidation amount, plus accrued and unpaid distributions through the actual redemption date of $0.453125 per security. The Bancorp recognized a $17 million loss on extinguishment within other noninterest expense in the Bancorp’s Consolidated Statements of Income.

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

The Bancorp was impacted by a number of the components of the Dodd-Frank Act which were implemented during 2011. The CFPB began operations on July 21, 2011. The CFPB holds primary responsibility for regulating consumer protection by enforcing existing consumer laws, writing new consumer legislation, conducting bank examinations, monitoring and reporting on markets, as well as collecting and tracking consumer complaints. The FRB final rule implementing the Dodd-Frank Act’s “Durbin Amendment”, which limits debit card interchange fees, was issued on July 21, 2011 for transactions occurring after September 30, 2011. The final rule establishes a cap on the fees banks with more than $10 billion in assets can charge merchants for debit card transactions. The fee was set at $.21 per transaction plus an additional 5 bps of the transaction amount and $.01 to cover fraud losses. The FRB repealed Regulation Q as mandated by the Dodd-Frank Act on July 21, 2011. Regulation Q was implemented as part of the Glass-Steagall Act in the 1930’s and provided a prohibition against the payment of interest on commercial demand deposits. While the total impact of the fully-implemented Dodd-Frank Act on Fifth Third is not currently known, the impact is expected to be substantial and may have an adverse impact on Fifth Third’s financial performance and growth opportunities.

In December of 2010 and revised in June of 2011, the Basel Committee on Banking Supervision issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. The Bancorp continues to evaluate these proposals and their potential impact. For more information on the impact of the proposed regulatory capital enhancements, refer to the Capital Management section of the MD&A.

On October 9, 2012, the FRB published final stress testing rules that implement section 165(i)(1) and (i)(2) of the Dodd-Frank Act. The 19 bank holding companies that participated in the 2009 SCAP and subsequent CCAR, which includes Fifth Third, are subject to the final stress testing rules. The rules require both supervisory and company-run stress tests, which provide forward-looking information to supervisors to help assess whether institutions have sufficient capital to absorb losses and support operations during adverse economic conditions.

The FRB launched the 2013 stress testing program and CCAR on November 9, 2012. The CCAR requires bank holding companies to submit a capital plan in addition to their stress testing results. The mandatory elements of the capital plan are an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy. The stress testing results and capital plan were submitted by the Bancorp to the FRB on January 7, 2013.

The FRB’s review of the capital plan will assess the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan. Additionally, the FRB will review the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratios and above a Tier 1 common ratio of 5 percent on a pro forma basis under expected and stressful conditions throughout the planning horizon. The FRB will also assess the Bancorp’s strategies for addressing proposed revisions to the regulatory capital framework agreed upon by the Basel Committee on Banking Supervision and requirements arising from the Dodd-Frank Act.

The FRB has indicated that it expects to disclose on March 7, 2013 its estimates of participating institutions results under the FRB supervisory stress scenario, including capital results, which assume that all banks take certain consistently applied future capital actions. The FRB has indicated that it expects to disclose on March 14, 2013 its estimates of participating institutions results under the FRB supervisory severe stress scenarios including capital results based on each company’s own base scenario capital actions. The FRB will also issue an objection or non-objection to each participating institution’s capital plan submitted under CCAR. Additionally, as a CCAR institution, Fifth Third is required to disclose our own estimates of results under the supervisory severely adverse scenario using the same consistently applied capital actions noted above, and to provide information related to risks included in its stress testing; a summary description of the methodologies used; estimates of aggregate pre-provision net revenue, losses, provisions, and pro forma capital ratios at the end of the forward-looking planning horizon of at least nine quarters; and an explanation of the most significant causes of changes in regulatory capital ratios. These disclosures are required by March 31, 2013 and are to be sent to the FRB and publicly disclosed.

In January of 2013, the CFPB issued several final regulations and changes to certain consumer protections under existing laws. These regulations are intended to strengthen consumer protections for high-cost mortgages, amend escrow requirements under the Truth in Lending Act, require mortgage lenders to consider the consumers’ ability to repay home loans before extending them credit, implement mortgage servicing rules, amend the Equal Credit Opportunity Act regarding appraisals and other written valuations for first lien residential mortgage loans and revises the Truth in Lending Act to strengthen loan originator qualification requirements and regulate industry compensation practices. These regulations take effect in 2014 except for the escrow requirements and certain provisions of the compensation rules under the Truth in Lending Act which takes effect on June 1, 2013. The Bancorp is currently assessing the impact these new regulations will have on its Consolidated Financial Statements.

18	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 2: CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2012	2011	2010	2009	2008
Interest income (FTE)	$4,125	4,236	4,507	4,687	5,630
Interest expense	512	661	885	1,314	2,094
Net interest income (FTE)	3,613	3,575	3,622	3,373	3,536
Provision for loan and lease losses	303	423	1,538	3,543	4,560
Net interest income (loss) after provision for loan and lease losses (FTE)	3,310	3,152	2,084	(170)	(1,024)
Noninterest income	2,999	2,455	2,729	4,782	2,946
Noninterest expense	4,081	3,758	3,855	3,826	4,564
Income (loss) before income taxes (FTE)	2,228	1,849	958	786	(2,642)
Fully taxable equivalent adjustment	18	18	18	19	22
Applicable income tax expense (benefit)	636	533	187	30	(551)
Net income (loss)	1,574	1,298	753	737	(2,113)
Less: Net income attributable to noncontrolling interests	(2)	1	—	—	—
Net income (loss) attributable to Bancorp	1,576	1,297	753	737	(2,113)
Dividends on preferred stock	35	203	250	226	67
Net income (loss) available to common shareholders	$1,541	1,094	503	511	(2,180)
Earnings per share	$1.69	1.20	0.63	0.73	(3.91)
Earnings per diluted share	1.66	1.18	0.63	0.67	(3.91)
Cash dividends declared per common share	$0.36	0.28	0.04	0.04	0.75

Earnings Summary

The Bancorp’s net income available to common shareholders for the year ended December 31, 2012 was $1.5 billion, or $1.66 per diluted share, which was net of $35 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2011 was $1.1 billion, or $1.18 per diluted share, which was net of $203 million in preferred stock dividends. The preferred stock dividends during 2011 included $153 million in discount accretion resulting from the Bancorp’s repurchase of Series F preferred stock.

Net interest income was $3.6 billion for the years ended December 31, 2012 and 2011. Net interest income was positively impacted by an increase in average loans and leases of $4.6 billion as well as a decrease in interest expense compared to the year ended December 31, 2011. Average interest-earning assets increased $4.0 billion while average interest-bearing liabilities were relatively flat compared to the prior year. In addition, net interest income in 2012 compared to the prior year was negatively impacted by a 28 bps decrease in average yield on average interest-earning assets partially offset by a 21 bps decrease in the average rate paid on interest-bearing liabilities, coupled with a mix shift to lower cost deposits. Net interest margin was 3.55% and 3.66% for the years ended December 31, 2012 and 2011, respectively.

Noninterest income increased $544 million, or 22%, in 2012 compared to 2011. The increase from the prior year was primarily due to an increase in mortgage banking net revenue, corporate banking revenue and other noninterest income partially offset by a decrease in card and processing revenue. Mortgage banking net revenue increased $248 million, or 41%, primarily due to an increase in origination fees and gains on loan sales partially offset by an increase in losses on net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge the MSR portfolio. Corporate banking revenue increased $63 million, or 18%, primarily due to increases in syndication fees, business lending fees, lease remarketing fees and institutional sales. Other noninterest income increased $324 million primarily due to a $115 million gain from the Vantiv, Inc. IPO recognized in the first quarter of 2012 and a $157 million gain from the sale of Vantiv, Inc. shares in the fourth quarter of 2012. Card and processing revenue decreased $55 million, or 18%, primarily as the result of the full year impact of the implementation of the Dodd-Frank Act’s debit card interchange fee cap in the fourth quarter of 2011.

Noninterest expense increased $323 million, or nine percent, in 2012 compared to 2011 primarily due to an increase of $170 million in total personnel costs (salaries, wages and incentives plus employee benefits); an increase of $53 million in the provision for representation and warranty claims related to residential mortgage loans sold to third parties; an increase of $177 million in debt extinguishment costs; and a $44 million decrease in the benefit from the provision for unfunded commitments and letters of credit. This activity was partially offset by an $87 million decrease in FDIC insurance and other taxes.

Credit Summary

The Bancorp does not originate subprime mortgage loans and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. Over the last few years, the Bancorp has continued to be negatively affected by high unemployment rates, weakened housing markets, particularly in Michigan and Florida, and a challenging credit environment. Credit trends have improved, and as a result, the provision for loan and lease losses decreased to $303 million in 2012 compared to $423 million in 2011. In addition, net charge-offs as a percent of average portfolio loans and leases decreased to 0.85% during 2012 compared to 1.49% during 2011. At December 31, 2012, nonperforming assets as a percent of loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 1.49%, compared to 2.23% at December 31, 2011. For further discussion on credit quality, see the Credit Risk Management section in MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System. As of December 31, 2012, the Tier I risk-based capital ratio was 10.65%, the Tier I leverage ratio was 10.05% and the total risk-based capital ratio was 14.42%.

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

20	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles non-GAAP financial measures to U.S. GAAP as of and for the years ended December 31:

TABLE 3: NON-GAAP FINANCIAL MEASURES

($ in millions)	2012	2011
Income before income taxes (U.S. GAAP)	$2,210	1,831
Add: Provision expense (U.S. GAAP)	303	423
Pre-provision net revenue	2,513	2,254

Net income available to common shareholders (U.S. GAAP)	$1,541	1,094
Add: Intangible amortization, net of tax	9	15
Tangible net income available to common shareholders	1,550	1,109

Total Bancorp shareholders’ equity (U.S. GAAP)	$13,716	13,201
Less: Preferred stock	(398)	(398)
Goodwill	(2,416)	(2,417)
Intangible assets	(27)	(40)
Tangible common equity, including unrealized gains / losses	10,875	10,346
Less: Accumulated other comprehensive income	(375)	(470)
Tangible common equity, excluding unrealized gains / losses (1)	10,500	9,876
Add: Preferred stock	398	398
Tangible equity (2)	10,898	10,274

Total assets (U.S. GAAP)	$121,894	116,967
Less: Goodwill	(2,416)	(2,417)
Intangible assets	(27)	(40)
Accumulated other comprehensive income, before tax	(577)	(723)
Tangible assets, excluding unrealized gains / losses (3)	$118,874	113,787

Total Bancorp shareholders’ equity (U.S. GAAP)	$13,716	13,201
Less: Goodwill and certain other intangibles	(2,499)	(2,514)
Accumulated other comprehensive income	(375)	(470)
Add: Qualifying TruPS	810	2,248
Other	33	38
Tier I risk-based capital	11,685	12,503
Less: Preferred stock	(398)	(398)
Qualifying TruPS	(810)	(2,248)
Qualified noncontrolling interests in consolidated subsidiaries	(48)	(50)
Tier I common equity (4)	$10,429	9,807

Risk-weighted assets (5)(a)	$109,699	104,945

Ratios:
Tangible equity (2) / (3)	9.17%	9.03
Tangible common equity (1) / (3)	8.83%	8.68
Tier I common equity (4) / (5)	9.51%	9.35

Basel III - Estimated Tier I common equity ratio
Tier I common equity (Basel I)	$10,429
Add: Adjustment related to AOCI for available-for-sale securities	429
Estimated Tier I common equity under Basel III rules(b)	10,858
Estimated risk-weighted assets under Basel III rules(c)	123,725
Estimated Tier I common equity ratio under Basel III rules	8.78%
(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in the Bancorp’s total risk-weighted assets.
(b)	Tier I common equity under Basel III includes the unrealized gains and losses for available-for-sale securities. Other adjustments include mortgage servicing rights and deferred tax assets subject to threshold limitations and deferred tax liabilities related to intangible assets.
(c)	Key differences under Basel III in the calculation of risk-weighted assets compared to Basel I include: (1) risk weighting for commitments under 1 year; (2) higher risk weighting for exposures to residential mortgage, home equity, past due loans, foreign banks and certain commercial real estate; (3) higher risk weighting for mortgage servicing rights and deferred tax assets that are under certain thresholds as a percent of Tier I capital; (4) incremental capital requirements for stress VaR; and (5) derivatives are differentiated between exchange clearing and over-the-counter and the 50% risk-weight cap is removed. The estimated Basel III risk-weighted assets are based upon the Bancorp’s interpretations of the three draft Federal Register notices proposing enhancements to the regulatory capital requirements that were published in June of 2012. These amounts are preliminary and subject to change depending on the adoption of final Basel III capital rules by the Regulatory Agencies.

Fifth Third Bancorp	21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNTING STANDARDS

Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standards adopted by the Bancorp during 2012 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. No material changes were made to the valuation techniques or models described below during the year ended December 31, 2012.

ALLL

The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage, and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the commercial portfolio segment include commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction, and commercial leasing. The residential mortgage portfolio segment is also considered a class. Classes within the consumer portfolio segment include home equity, automobile, credit card, and other consumer loans and leases. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, see Note 6 of the Notes to Consolidated Financial Statements.

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

Deferred income tax assets and liabilities are determined using the balance sheet method and are reported in other assets and accrued taxes, interest and expenses, respectively, in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and reflects enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more likely than not. This analysis is performed on a quarterly basis and includes an evaluation of all positive and negative evidence to determine whether realization is more likely than not.

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. For additional information on income taxes, see Note 19 of the Notes to Consolidated Financial Statements.

Valuation of Servicing Rights

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it often obtains servicing rights. Servicing rights resulting from loan sales are initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenue. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speeds of the underlying loans, the weighted-average life, the discount rate, the weighted-average coupon and the weighted-average default rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for impairment in the servicing portfolio. For purposes of measuring impairment, the mortgage servicing rights are stratified into classes based on the financial asset type (fixed rate vs. adjustable rate) and interest rates. For additional information on servicing rights, see Note 11 of the Notes to Consolidated Financial Statements.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties, and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At December 31, 2012, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of warrants associated with the sale of the processing business to Advent International and a total return swap associated with the Bancorp’s sale of its Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

In addition to the assets and liabilities measured at fair value on a recurring basis, the Bancorp measures servicing rights, certain loans and long-lived assets at fair value on a nonrecurring basis. Refer to Note 26 of the Notes to Consolidated Financial Statements for further information on fair value measurements.

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

Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Bancorp to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Bancorp determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. However, if the Bancorp concludes otherwise, it would then be required to perform the first step (Step 1) of the goodwill impairment test, and continue to the second step (Step 2), if necessary. Step 1 compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Step 2 of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

recognized. A recognized impairment loss cannot exceed the carrying amount of that goodwill and cannot be reversed in future periods even if the fair value of the reporting unit recovers.

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

RISKS RELATING TO ECONOMIC AND MARKET CONDITIONS

Weakness in the U.S. economy and in the real estate market, including specific weakness within Fifth Third’s geographic footprint, has adversely affected Fifth Third and may continue to adversely affect Fifth Third.

If the strength of the U.S. economy in general or the strength of the local economies in which Fifth Third conducts operations declines or does not improve in a reasonable time frame, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant effect on Fifth Third’s loan portfolio and ALLL and in the receipt of lower proceeds from the sale of loans and foreclosed properties. A portion of Fifth Third’s residential mortgage and commercial real estate loan portfolios are comprised of borrowers in Florida, whose markets have been particularly adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building. These factors could result in higher delinquencies, greater charge-offs and increased losses on foreclosed real estate in future periods, which could materially adversely affect Fifth Third’s financial condition and results of operations.

The global financial markets continue to be strained as a result of economic slowdowns and concerns, especially about the creditworthiness of the European Union member states and financial institutions in the European Union. These factors could have international implications, which could hinder the U.S. economic recovery and affect the stability of global financial markets.

Certain European Union member states have fiscal obligations greater than their fiscal revenue, which has caused investor concern over such countries’ ability to continue to service their debt and foster economic growth in their economies. During 2011, the European debt crisis caused spreads to widen in the fixed income debt markets and liquidity to be less abundant. The European debt crisis and measures adopted to address it have significantly weakened European economies. A weaker European economy may cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of European member economies. A failure to adequately address sovereign debt concerns in Europe could hamper economic recovery or contribute to recessionary economic conditions and severe stress in the financial markets, including in the United States. Should the U.S. economic recovery be adversely impacted by these factors, the likelihood for loan and asset growth at U.S. financial institutions, like Fifth Third, may deteriorate.

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

Potential changes in determining LIBOR could affect Fifth Third’s debt securities and other financial obligations.

Beginning in 2008, concerns have been raised about the accuracy of the calculation of the daily LIBOR, which is currently overseen by the BBA. Fifth Third was not and is not a LIBOR panelist surveyed for LIBOR estimates. The BBA has taken steps to change the process for determining LIBOR by increasing the number of banks surveyed to set LIBOR and to strengthen the oversight of the process. In addition a report published in September 2012, set forth recommendations relating to the setting and administration of LIBOR, and the United Kingdom government has announced that it intends to incorporate these recommendations in the new legislation.

At the present time, it is uncertain what changes, if any, may be required or made by the United Kingdom government or other governmental or regulatory authorities in the method for determining LIBOR. Accordingly, it is not apparent whether or to what extent any such changes would have an adverse impact on the value of any LIBOR-linked debt securities issued by Fifth Third or any loans, derivatives and other financial obligations or extensions of credit for which Fifth Third is an obligor, or whether or to what extent any such changes would have an adverse effect on the value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to Fifth Third or on Fifth Third’s financial condition or results of operations.

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

The Federal Government has intervened in an unprecedented manner to stimulate economic growth. The expiration or rescission of any of these programs and actions may have an adverse impact on Fifth Third’s operating results by increasing interest rates, increasing the cost of funding, and reducing the demand for loan products, including mortgage loans.

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

Fifth Third’s stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include:

•	Actual or anticipated variations in earnings;
•	Changes in analysts’ recommendations or projections;
•	Fifth Third’s announcements of developments related to its businesses;
•	Operating and stock performance of other companies deemed to be peers;
•	Actions by government regulators;
•	New technology used or services offered by traditional and non-traditional competitors;
•	News reports of trends, concerns and other issues related to the financial services industry;
•	Natural disasters;
•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

When Fifth Third lends money or commits to lend money the Bancorp incurs credit risk or the risk of losses if borrowers do not repay their loans. The credit performance of the loan portfolios significantly affects the Bancorp’s financial results and condition. If the current economic environment were to deteriorate, more customers may have difficulty in repaying their loans or other obligations which could result in a higher level of credit losses and reserves for credit losses. Fifth Third reserves for credit losses by establishing reserves through a charge to earnings. The amount of these reserves is based on Fifth Third’s assessment of credit losses inherent in the loan portfolio (including unfunded credit commitments). The process for determining the amount of the allowance for loan and lease losses and the reserve for unfunded commitments is critical to Fifth Third’s financial results and condition. It requires difficult, subjective and complex judgments about the environment, including analysis of economic or market conditions that might impair the ability of borrowers to repay their loans.

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

Fifth Third believes that both the allowance for loan and lease losses and reserve for unfunded commitments are adequate to cover inherent losses at December 31, 2012; however, there is no assurance that they will be sufficient to cover future credit losses, especially if housing and employment conditions worsen. In the event of significant deterioration in economic conditions, Fifth Third may be required to increase reserves in future periods, which would reduce earnings.

For more information, refer to the “Risk Management—Credit Risk Management,” “Critical Accounting Policies—Allowance for Loan and Leases,” and “Reserve for Unfunded Commitments” of the MD&A.

Fifth Third must maintain adequate sources of funding and liquidity.

Fifth Third must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory expectations. Fifth Third primarily relies on bank deposits to be a low cost and stable source of funding for the loans Fifth Third makes and the operations of Fifth Third’s business. Core customer deposits, which include transaction deposits and other time deposits, have historically provided Fifth Third with a sizeable source of relatively stable and low-cost funds (average core deposits funded 70% of average total assets at December 31, 2012). In addition to customer deposits, sources of liquidity include investments in the securities portfolio, Fifth Third’s ability to sell or securitize loans in secondary markets and to pledge loans to access secured borrowing facilities through the FHLB and the FRB, and Fifth Third’s ability to raise funds in domestic and international money and capital markets.

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

If Fifth Third is unable to continue to fund assets through customer bank deposits or access capital markets on favorable terms or if Fifth Third suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively; liquidity, operating margins, financial results and condition may be materially adversely affected. As Fifth Third did during the financial crisis, it may also need to raise additional capital through the issuance of stock, which could dilute the ownership of existing stockholders, or reduce or even eliminate common stock dividends to preserve capital.

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

Fifth Third may be required to repurchase residential mortgage loans or reimburse investors and others as a result of breaches in contractual representations and warranties.

Fifth Third sells residential mortgage loans to various parties, including GSEs and other financial institutions that purchase residential mortgage loans for investment or private label securitization. Fifth Third may be required to repurchase residential mortgage loans, indemnify the securitization trust, investor or insurer, or reimburse the securitization trust, investor or insurer for credit losses incurred on loans in the event of a breach of contractual representations or warranties that is not remedied within a period (usually 60 days or less) after Fifth Third receives notice of the breach. Contracts for residential mortgage loan sales to the GSEs include various types of specific remedies and penalties that could be applied to inadequate responses to repurchase requests. If economic conditions and the housing market do not recover or future investor repurchase demand and success at appealing repurchase requests differ from past experience, Fifth Third could continue to have increased repurchase obligations and increased loss severity on repurchases, requiring material additions to the repurchase reserve.

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

Fifth Third Bancorp is a separate and distinct legal entity from its subsidiaries. Fifth Third Bancorp typically receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Fifth Third Bancorp’s stock and interest and principal on its debt. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that the Bancorp’s banking subsidiary and certain nonbank subsidiaries may pay. Regulatory scrutiny of capital levels at bank holding companies and insured depository institution subsidiaries has increased since the financial crisis and has resulted in increased regulatory focus on all aspects of capital planning, including dividends and other distributions to shareholders of banks such as the parent bank holding companies. Also, Fifth Third Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors. Limitations on the Bancorp’s ability to receive dividends from its subsidiaries could have a material adverse effect on its liquidity and ability to pay dividends on stock or interest and principal on its debt.

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

In June 2010, the federal banking agencies issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act requires those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. The federal banking agencies and the SEC proposed such rules in April 2011. In addition, in June 2012, the SEC issued final rules to implement Dodd-Frank’s requirement that the SEC direct the national securities exchanges to adopt certain listing standards related to the compensation committee of a company’s board of directors as well as its compensation advisers. If Fifth Third is unable to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, or if compensation costs required to attract and retain employees become more expensive, Fifth Third’s performance, including its competitive position, could be materially adversely affected.

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

Fifth Third uses financial models for business planning purposes that may not adequately predict future results.

Fifth Third uses financial models to aid in its planning for various purposes including its capital and liquidity needs, potential charge-offs, reserves, and other purposes. The models used may not accurately account for all variables that could affect future results, may fail to predict outcomes accurately and/or may overstate or understate certain effects. As a result of these potential failures, Fifth Third may not adequately prepare for future events and may suffer losses or other setbacks due to these failures.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make significant estimates that affect the financial statements. See the “Critical Accounting Policies” section of the MD&A for more information regarding management’s significant estimates. Additionally, Fifth Third’s litigation reserve is a management estimate which is regularly reviewed for accuracy.

Fifth Third regularly reviews its litigation reserve for adequacy considering its litigation risks and probability of incurring losses related to litigation. However, Fifth Third cannot be certain that its current litigation reserves will be adequate over time to cover its losses in litigation due to higher than anticipated settlement costs, prolonged litigation, adverse judgments, or other factors that are largely outside of Fifth Third’s control. If Fifth Third’s litigation

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

Changes in accounting standards or interpretations could impact Fifth Third’s reported earnings and financial condition.

The accounting standard setters, including the FASB, the SEC and other regulatory agencies, periodically change the financial accounting and reporting standards that govern the preparation of Fifth Third’s consolidated financial statements. These changes can be hard to predict and can materially impact how Fifth Third records and reports its financial condition and results of operations. In some cases, Fifth Third could be required to apply a new or revised standard retroactively, which would result in the recasting of Fifth Third’s prior period financial statements.

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

After completing an acquisition, Fifth Third may find certain items are not accounted for properly in accordance with financial accounting and reporting standards. Fifth Third may also not realize the expected benefits of the acquisition due to lower financial results pertaining to the acquired entity. For example, Fifth Third could experience higher charge-offs than originally anticipated related to the acquired loan portfolio.

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

Fifth Third is exposed to cyber-security risks, including denial of service, hacking, and identity theft.

Recently, there has been a well-publicized series of apparently related distributed denial of service attacks on large financial services companies, including Fifth Third Bank. Distributed denial of service attacks are designed to saturate the targeted online network with excessive amounts of network traffic, resulting in slow response times, or in some cases, causing the site to be temporarily unavailable. To date these attacks have not been intended to steal financial data, but meant to interrupt or suspend a company’s Internet service. These events did not result in a breach of Fifth Third’s client data and account information remained secure; however, the attacks did adversely affect the performance of Fifth Third’s website and in some instances prevented customers from accessing Fifth Third’s website. While the event was resolved in a timely fashion and primarily resulted in inconvenience to our customers, future cyber-attacks could be more disruptive and damaging. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and Fifth Third may not be able to anticipate or prevent all such attacks. Fifth Third may incur increasing costs in an effort to minimize these risks and could be held liable for any security breach or loss.

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

The results of Vantiv, LLC could have a negative impact on Fifth Third’s operating results and financial condition.

During the second quarter of 2009, Fifth Third sold an approximate 51% interest in its processing business, Vantiv, LLC (formerly Fifth Third Processing Solutions). As a result of the Vantiv, Inc. IPO, the Bancorp’s ownership of Vantiv Holding, LLC was reduced to approximately 39% in the first quarter of 2012. In addition, Fifth Third sold an approximate 6% interest during the fourth quarter of 2012. Based on Fifth Third’s current ownership share in Vantiv Holding, LLC, of approximately 33%, Vantiv Holding, LLC is accounted for under the equity method and is not consolidated. Poor operating results of Vantiv, LLC could negatively affect the operating results of Fifth Third. In addition, Fifth Third participates in a multi lender credit facility to Vantiv Holding, LLC and repayment of these loans is contingent on future cash flows from Vantiv Holding, LLC.

Weather related events or other natural disasters may have an effect on the performance of Fifth Third’s loan portfolios, especially in its coastal markets, thereby adversely impacting its results of operations.

Fifth Third’s footprint stretches from the upper Midwestern to lower Southeastern regions of the United States. This area has experienced weather events including hurricanes and other natural disasters. The nature and level of these events and the impact of global climate change upon their frequency and severity cannot be predicted. If large scale events occur, they may significantly impact its loan portfolios by damaging properties pledged as collateral as well as impairing its borrowers’ ability to repay their loans.

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

Comprehensive revisions to the regulatory capital framework were proposed by the FRB, OCC, and FDIC in June 2012. Included within those revisions is the Basel III NPR, which incorporates changes made by the Basel Committee on Banking Supervision to the Basel Capital framework in addition to implementing relevant provisions of the Dodd-Frank Act. The Basel III NPR specifically revises what qualifies as regulatory capital, raises minimum requirements and introduces the concept of additional capital buffers. The need to maintain more and higher quality capital as well as greater liquidity going forward could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. In addition, the new liquidity standards could require us to increase our holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term assets even if more desirable from a balance sheet management perspective. Moreover, although these new requirements are being phased in over time, U.S. Federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases and share repurchases.

The Bancorp’s banking subsidiary must remain well-capitalized, well-managed and maintain at least a “Satisfactory” CRA rating for the Bancorp to retain its status as a financial holding company. Failure to meet these requirements could result in the FRB placing limitations or conditions on the Bancorp’s activities (and the commencement of new activities) and could ultimately result in the loss of financial holding company status. In addition, failure by the Bancorp’s banking subsidiary to meet applicable capital guidelines could subject the bank to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.

Fifth Third’s business, financial condition and results of operations could be adversely affected by new or changed regulations and by the manner in which such regulations are applied by regulatory authorities.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus on and scrutiny of the financial services industry. The U.S. government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis, by introducing various actions and passing legislations such as the Dodd-Frank Act. Such programs and legislation subject Fifth Third and other financial institutions to restrictions, oversight and/or costs that may have an impact on Fifth Third’s business, financial condition, results of operations or the price of its common stock.

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

During the third quarter of 2012, the OCC, a national bank regulatory agency, issued interpretive guidance that requires Chapter 7 non-reaffirmed loans to be accounted for as nonperforming TDRs and collateral dependent loans regardless of their payment history and capacity to pay in the future. The Bancorp’s banking subsidiary is a state chartered bank which therefore is not directly subject to the guidance of the OCC. At December 31, 2012, the Bancorp had loans with unpaid principal balances totaling approximately $175 million that could potentially be impacted by this guidance, of which approximately 87% are current with their original contractual payments and approximately one third are already classified as TDRs.

Fifth Third is subject to various regulatory requirements that may limit its operations and potential growth.

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

Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by government and self-regulatory agencies, including the SEC, regarding their respective businesses. Such matters may result in material adverse consequences, including without limitation, adverse judgments, settlements, fines, penalties, injunctions or other actions, amendments and/or restatements of Fifth Third’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in its disclosure controls and procedures. The SEC is investigating and has made several requests for information, including by subpoena, and interviews of certain of our current and former officers and employees and others, concerning issues which Fifth Third understands relate to accounting and reporting matters involving certain of its commercial loans. This could lead to an enforcement proceeding by the SEC which, in turn, may result in one or more such material adverse consequences.

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

On July 21, 2010 the President of the United States signed into law the Dodd-Frank Act. Many parts of the Dodd-Frank Act are now in effect, while others are in an implementation stage likely to continue for several years. A number of reform provisions are likely to significantly impact the ways in which banks and bank holding companies, including Fifth Third and its bank subsidiary, conduct their business:

•

The newly created regulatory bodies include the CFPB and the FSOC. The CFPB has been given authority to regulate consumer financial products and services sold by banks and non-bank companies and to supervise banks with assets of more than $10 billion and their affiliates for compliance with Federal consumer protection laws. Any new regulatory requirements promulgated by the CFPB could require changes to our consumer businesses, result in increased compliance costs and affect the streams of revenue of such businesses. The FSOC has been charged with identifying systemic risks, promoting stronger financial regulation and identifying those non-bank companies that are systemically important and thus should be subject to regulation by the Federal Reserve. In addition, in extraordinary cases and together with the Federal Reserve, the FSOC could break up financial firms that are deemed to present a grave threat to the financial stability of the United States.

•

The Dodd-Frank Act “Volcker Rule” provisions prohibit banks and bank holding companies from engaging in certain types of proprietary trading. The scope of the proprietary trading prohibition, and its impact on Fifth Third, will depend on the definitions in the final rule, particularly those definitions related to statutory exemptions for risk-mitigating hedging activities; market-making; and customer-related activities.

•	The Volcker Rule and the rulemakings promulgated thereunder are also expected to restrict banks and their affiliated entities from investing in or

32	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sponsoring certain private equity and hedge funds. Fifth Third does not sponsor any private equity or hedge funds that, under the proposed rule, it is prohibited from sponsoring. As of December 31, 2012, the Bancorp had approximately $163 million in interests and approximately $108 million binding commitments to invest in private equity funds likely to be affected by the Volcker rule. It is expected that over time the Bancorp may need to eliminate these investments although it is likely that these amounts will be reduced over time in the ordinary course before compliance is required. Under the proposed rulemaking announced on October 11, 2011, Fifth Third expects to be able to hold these investments until July 2014 with no restriction, and be eligible to obtain up to three one-year extension periods, subject to regulatory approvals. A forced sale of some of these investments could result in Fifth Third receiving less value than it would otherwise have received. Depending on the provisions of the final rule, it is possible that other structures through which Fifth Third conduct business but that are not typically referred to as private equity or hedge funds could be restricted, with an impact that cannot be evaluated.

•

The FDIC and the Federal Reserve have adopted a final rule that requires bank holding companies that have $50 billion or more in assets, like Fifth Third, to periodically submit to the Federal Reserve, the FDIC and the FSOC a plan discussing how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. In a related rulemaking, the FDIC adopted a final rule that requires insured depository institutions with $50 billion or more in assets, like Fifth Third, to prepare and submit a resolution plan to the FDIC. The initial plans for Fifth Third and its bank subsidiary are due December 31, 2013. Fifth Third and its bank subsidiary will be required to submit updated plans annually thereafter. The Federal Reserve and the FDIC may jointly impose restrictions on Fifth Third or its bank subsidiary, including additional capital requirements or limitations on growth, if the agencies determine that the institution’s plan is not credible or would not facilitate a rapid and orderly resolution of Fifth Third under the U.S. Bankruptcy Code, or Fifth Third Bank under the Federal Deposit Insurance Act, as amended (the “FDIA”), and additionally could require Fifth Third to divest assets or take other actions if it did not submit an acceptable resolution within two years after any such restrictions were imposed.

•

Dodd-Frank imposes a new regulatory regime on the U.S. derivatives markets. While some of the provisions related to derivatives markets went into effect on July 16, 2011, most of the new requirements await final regulations from the relevant regulatory agencies for derivatives, the Commodities Futures Trading Commission (“CFTC”) and the SEC. One aspect of this new regulatory regime for derivatives is that substantial oversight responsibility has been provided to the CFTC, which, as a result, will for the first time have a meaningful supervisory role with respect to some of our businesses. Although the ultimate impact will depend on the final regulations, Fifth Third expects that its derivatives business will likely be subject to new substantive requirements, including registration with the CFTC, margin requirements in excess of current market practice, capital requirements specific to this business, real time trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading of all standardized swaps designated by the relevant regulatory agencies as required to be cleared. These requirements will collectively impose implementation and ongoing compliance burdens on Fifth Third and will introduce additional legal risk (including as a result of newly applicable antifraud and anti-manipulation provisions and private rights of action). Depending on the final rules that relate to Fifth Third’s swaps businesses, the nature and extent of those businesses may change.

•

Financial institutions may be required, regardless of risk, to pay taxes or other fees to the U.S. Treasury. Such taxes or other fees could be designed to reimburse the U.S. Treasury for the many government programs and initiatives it has taken or may undertake as part of its economic stimulus efforts.

It is clear that the reforms, both under the Dodd-Frank Act and otherwise, will have a significant effect on the entire financial industry. Although it is difficult to predict the magnitude and extent of these effects at this stage, Fifth Third believes compliance with the Dodd-Frank Act and its implementing regulations and other initiatives will likely negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and may also limit Fifth Third’s ability to pursue certain desirable business opportunities. Any new regulatory requirements or changes to existing requirements could require changes to Fifth Third’s businesses, result in increased compliance costs and affect the profitability of such businesses. Additionally, reform could affect the behaviors of third parties that we deal with in the course of our business, such as rating agencies, insurance companies and investors. The extent to which Fifth Third can adjust its strategies to offset such adverse impacts also is not known at this time.

Fifth Third and other financial institutions have been the subject of litigation which could result in legal liability and damage to its reputation.

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

Fifth Third’s ability to pay dividends or repurchase stock is subject to regulatory requirements and the need to meet regulatory expectations. The FRB launched the 2013 stress testing program and CCAR on November 9, 2012. The CCAR requires bank holding companies to submit a capital plan in addition to their stress testing results. The mandatory elements of the capital plan are an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy. The stress testing results and capital plan were submitted to the FRB on January 7, 2013.

The FRB’s review of the capital plan will assess the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan. Additionally, the FRB will review the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratios and above a Tier 1 common ratio of 5 percent on a pro forma basis under expected and stressful conditions throughout the planning horizon. The FRB will also assess the Bancorp’s strategies for addressing proposed revisions to the regulatory capital framework agreed upon by the Basel Committee on Banking Supervision and requirements arising from the Dodd-Frank Act.

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

Table 4 presents the components of net interest income, net interest margin and net interest rate spread for the years ended December 31, 2012, 2011 and 2010. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets. Table 5 provides the relative impact of changes in the balance sheet and changes in interest rates on net interest income.

Net interest income was $3.6 billion for the years ended December 31, 2012 and 2011. Included within net interest income are amounts related to the accretion of discounts on acquired loans and deposits, primarily as a result of acquisitions in previous years, which increased net interest income by $31 million during 2012 and $40 million during 2011. The original purchase accounting discounts reflected the high discount rates in the market at the time of the acquisitions; the total loan discounts are being accreted into net interest income over the remaining period to maturity of the loans acquired. Based upon the remaining period to maturity, and excluding the impact of prepayments, the Bancorp anticipates recognizing approximately $9 million in additional net interest income during 2013 as a result of the amortization and accretion of premiums and discounts on acquired loans and deposits.

For the year ended December 31, 2012, net interest income was positively impacted by an increase in average loans and leases of $4.6 billion as well as a decrease in interest expense compared to the year ended December 31, 2011. In addition, net interest income benefited from the free funding provided by a $3.8 billion increase in average demand deposits in 2012 compared to 2011. Average interest-earning assets increased by $4.0 billion in 2012 while average interest-bearing liabilities were flat compared to the prior year. These benefits were offset by lower yields on the Bancorp’s interest-earning assets. The increase in average loans and leases for the year ended December 31, 2012 was driven primarily by an increase of 15% in average commercial and industrial loans and an increase of 18% in average residential mortgage loans. For more information on the Bancorp’s loan and lease portfolio, see the Loans and Leases section of the Balance Sheet analysis of MD&A. The decrease in interest expense was primarily the result of decreases in the rates paid on average interest-bearing liabilities of 21 bps, primarily due to lower rates offered on savings account balances and other time deposits, compared to the year ended December 31, 2011, coupled with a continued mix shift to lower cost core deposits. For the year ended December 31, 2012, the net interest rate spread decreased to 3.35% from 3.42% in 2011 as the benefit from a decrease in rates on average interest-bearing liabilities was more than offset by a 28 bps decrease in yield on average interest-earnings assets.

Net interest margin was 3.55% for the year ended December 31, 2012 compared to 3.66% for the year ended December 31, 2011. Net interest margin was impacted by the amortization and accretion of premiums and discounts on acquired loans and deposits that resulted in an increase in net interest margin of 3 bps during 2012 compared to 5 bps during 2011. Exclusive of these amounts, net interest margin decreased 9 bps for the year ended December 31, 2012 compared to the prior year driven primarily by the previously mentioned decline in the yield on average interest-earning assets and higher average balances on interest-earning assets, partially offset by a mix shift to lower cost core deposits, the decline in rates paid on interest-bearing liabilities and an increase in free funding balances.

Interest income from loans and leases decreased $37 million, or one percent, compared to the year ended December 31, 2011 driven primarily by a 29 bps decrease in average loans and leases yields attributable to loan repricing, mainly in the commercial and industrial loan portfolio as well as in the automobile and residential mortgage portfolios, partially offset by a six percent increase in average loans and leases. Interest income from investment securities and short-term investments decreased $74 million, or 12%, from the prior year primarily as the result of a 44 bps decrease in the average yield of taxable securities due to paydowns and the sale of higher yielding agency mortgage-backed securities coupled with the reinvestment into lower yielding securities.

Average core deposits increased $3.8 billion, or five percent, compared to the year ended December 31, 2011 primarily due to an increase in average interest checking deposits and average demand deposits partially offset by a decrease in average foreign office deposits and average other time deposits. The cost of average core deposits decreased to 21 bps for the year ended December 31, 2012 compared to 36 bps from the prior year. This decrease was primarily the result of a mix shift to lower cost core deposits as a result of runoff of higher priced CDs combined with a 64 bps decrease in the rates paid on average other time deposits and a 14 bps decrease in the rate paid on average savings deposits compared to year ended December 31, 2011.

Interest expense on average wholesale funding for the year ended December 31, 2012 decreased $38 million, or 10%, compared to the prior year, primarily as the result of a 49 bps decrease in the rate paid on average certificates $100,000 and over and a $554 million decrease in average certificates $100,000 and over, coupled with a $1.1 billion decrease in average long-term debt. These impacts were partially offset by a 16 bps increase in the rate paid on average long-term debt. Refer to the Borrowings section of MD&A for additional information on the Bancorp’s changes in average borrowings. During the year ended December 31, 2012, wholesale funding represented 24% of interest-bearing liabilities compared to 23% during the prior year. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

Fifth Third Bancorp	35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 4: CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

For the years ended December 31	2012			2011			2010
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Revenue/ Cost	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases:(a)
Commercial and industrial loans	$32,911	$1,349	4.10%	$28,546	$1,240	4.34%	$26,334	$1,238	4.70%
Commercial mortgage	9,686	369	3.81	10,447	417	3.99	11,585	476	4.11
Commercial construction	835	25	2.99	1,740	53	3.06	3,066	93	3.01
Commercial leases	3,502	127	3.62	3,341	133	3.99	3,343	147	4.40
Subtotal – commercial	46,934	1,870	3.98	44,074	1,843	4.18	44,328	1,954	4.41
Residential mortgage loans	13,370	543	4.06	11,318	503	4.45	9,868	478	4.84
Home equity	10,369	393	3.79	11,077	433	3.91	11,996	479	4.00
Automobile loans	11,849	439	3.70	11,352	530	4.67	10,427	608	5.83
Credit card	1,960	192	9.79	1,864	184	9.86	1,870	201	10.73
Other consumer loans/leases	340	155	45.32	529	136	25.77	743	116	15.58
Subtotal – consumer	37,888	1,722	4.54	36,140	1,786	4.94	34,904	1,882	5.39
Total loans and leases	84,822	3,592	4.23	80,214	3,629	4.52	79,232	3,836	4.84
Securities:
Taxable	15,262	527	3.45	15,334	596	3.89	16,054	650	4.05
Exempt from income taxes(a)	57	2	3.29	103	6	5.41	317	13	3.92
Other short-term investments	1,495	4	0.26	2,031	5	0.25	3,328	8	0.25
Total interest-earning assets	101,636	4,125	4.06	97,682	4,236	4.34	98,931	4,507	4.56
Cash and due from banks	2,355			2,352			2,245
Other assets	15,695			15,335			14,841
Allowance for loan and lease losses	(2,072)			(2,703)			(3,583)
Total assets	$117,614			$112,666			$112,434
Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$23,096	$49	0.22%	$18,707	$49	0.26%	$18,218	$52	0.29%
Savings	21,393	37	0.17	21,652	67	0.31	19,612	107	0.55
Money market	4,903	11	0.22	5,154	14	0.27	4,808	19	0.40
Foreign office deposits	1,528	4	0.27	3,490	10	0.28	3,355	12	0.35
Other time deposits	4,306	68	1.59	6,260	140	2.23	10,526	276	2.62
Certificates—$100,000 and over	3,102	46	1.48	3,656	72	1.97	6,083	125	2.06
Other deposits	27	-	0.13	7	-	0.03	6	-	0.13
Federal funds purchased	560	1	0.14	345	-	0.11	291	1	0.17
Other short-term borrowings	4,246	8	0.18	2,777	3	0.12	1,635	3	0.21
Long-term debt	9,043	288	3.17	10,154	306	3.01	10,902	290	2.65
Total interest-bearing liabilities	72,204	512	0.71	72,202	661	0.92	75,436	885	1.17
Demand deposits	27,196			23,389			19,669
Other liabilities	4,462			4,189			3,580
Total liabilities	103,862			99,780			98,685
Total equity	13,752			12,886			13,749
Total liabilities and equity	$117,614			$112,666			$112,434
Net interest income		$3,613			$3,575			$3,622
Net interest margin			3.55%			3.66%			3.66%
Net interest rate spread			3.35			3.42			3.39
Interest-bearing liabilities to interest-earning assets			71.04			73.92			76.25

(a) The FTE adjustments included in the above table are $18 for the years ended December 31, 2012, 2011 and 2010. The federal statutory rate utilized was 35% for all periods presented.

36	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 5: CHANGES IN NET INTEREST INCOME ATTRIBUTABLE TO VOLUME AND YIELD/RATE(a)

For the years ended December 31	2012 Compared to 2011			2011 Compared to 2010
($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:
Commercial and industrial loans	$180	(71)	109	$100	(98)	2
Commercial mortgage	(30)	(18)	(48)	(45)	(14)	(59)
Commercial construction	(27)	(1)	(28)	(42)	2	(40)
Commercial leases	7	(13)	(6)	-	(14)	(14)
Subtotal – commercial	130	(103)	27	13	(124)	(111)
Residential mortgage loans	87	(47)	40	67	(42)	25
Home equity	(27)	(13)	(40)	(34)	(12)	(46)
Automobile loans	23	(114)	(91)	51	(129)	(78)
Credit card	9	(1)	8	(1)	(16)	(17)
Other consumer loans/leases	(59)	78	19	(41)	61	20
Subtotal – consumer	33	(97)	(64)	42	(138)	(96)
Total loans and leases	163	(200)	(37)	55	(262)	(207)
Securities:
Taxable	(2)	(67)	(69)	(29)	(25)	(54)
Exempt from income taxes	(2)	(2)	(4)	(10)	3	(7)
Other short-term investments	(1)	-	(1)	(3)	-	(3)
Total interest-earning assets	158	(269)	(111)	13	(284)	(271)
Total change in interest income	$158	(269)	(111)	$13	(284)	(271)
Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$9	(9)	-	$2	(5)	(3)
Savings	-	(30)	(30)	11	(51)	(40)
Money market	(1)	(2)	(3)	1	(6)	(5)
Foreign office deposits	(6)	-	(6)	-	(2)	(2)
Other time deposits	(38)	(34)	(72)	(99)	(37)	(136)
Certificates—$100,000 and over	(10)	(16)	(26)	(48)	(5)	(53)
Federal funds purchased	1	-	1	(1)	-	(1)
Other short-term borrowings	3	2	5	2	(2)	-
Long-term debt	(34)	16	(18)	(21)	37	16
Total interest-bearing liabilities	(76)	(73)	(149)	(153)	(71)	(224)
Total change in interest expense	(76)	(73)	(149)	(153)	(71)	(224)
Total change in net interest income	$234	(196)	38	$166	(213)	(47)

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

The provision for loan and lease losses decreased to $303 million in 2012 compared to $423 million in 2011. The decrease in provision expense for 2012 compared to the prior year was due to decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases, and improvement in underlying loss trends. The ALLL declined $401 million from $2.3 billion at December 31, 2011 to $1.9 billion at December 31, 2012. As of December 31, 2012, the ALLL as a percent of portfolio loans and leases decreased to 2.16%, compared to 2.78% at December 31, 2011.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income increased $544 million, or 22%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The components of noninterest income are as follows:

TABLE 6: NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2012	2011	2010	2009	2008
Mortgage banking net revenue	$845	597	647	553	199
Service charges on deposits	522	520	574	632	641
Corporate banking revenue	413	350	364	372	431
Investment advisory revenue	374	375	361	326	366
Card and processing revenue	253	308	316	615	912
Gain on sale of the processing business	-	-	-	1,758	-
Other noninterest income	574	250	406	479	363
Securities gains (losses), net	15	46	47	(10)	(86)
Securities gains, net, non-qualifying hedges on mortgage servicing rights	3	9	14	57	120
Total noninterest income	$2,999	2,455	2,729	4,782	2,946

Mortgage banking net revenue

Mortgage banking net revenue increased $248 million, or 41%, in 2012 compared to 2011. The components of mortgage banking net revenue are as follows:

TABLE 7: COMPONENTS OF MORTGAGE BANKING NET REVENUE

For the years ended December 31 ($ in millions)	2012	2011	2010
Origination fees and gains on loan sales	$821	396	490
Net servicing revenue:
Gross servicing fees	250	234	221
Servicing rights amortization	(186)	(135)	(137)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	(40)	102	73
Net servicing revenue	24	201	157
Mortgage banking net revenue	$845	597	647

Origination fees and gains on loan sales increased $425 million in 2012 compared to 2011 primarily as the result of a 36% increase in residential mortgage loan originations coupled with an increase in profit margins on sold residential mortgage loans. Residential mortgage loan originations increased to $25.2 billion during 2012 compared to $18.6 billion during 2011. The increase in originations is primarily due to strong refinancing activity as mortgage rates remain at historical lows coupled with an increase in refinancing activity under the HARP 2.0 program.

Net servicing revenue is comprised of gross servicing fees and related servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net servicing revenue decreased $177 million in 2012 compared to 2011 driven primarily by decreases of $142 million in net valuation adjustments. Additionally, servicing rights amortization increased by $51 million in 2012 compared to 2011 driven by higher prepayments due to declining market interest rates and increased MSR volume.

The net valuation adjustment loss of $40 million during 2012 included $103 million of temporary impairment on the MSRs partially offset by $63 million in gains from derivatives economically hedging the MSRs. Mortgage rates decreased during 2012 compared to 2011 causing modeled prepayments speeds to increase, which led to the temporary impairment on the servicing rights for the year ended 2012. In the second half of 2011 and continuing throughout 2012, the Bancorp utilized a macro hedging strategy for the MSR portfolio whereby it reduced the amount of hedges and relied on income from new production to offset declines in the net valuation of MSRs and the related hedges of the MSR portfolio in the down rate environment. The net valuation adjustment gain of $102 million during 2011 included $344 million in gains from derivatives economically hedging the MSRs partially offset by $242 million in temporary impairment on the MSR portfolio. The gain in the net valuation adjustment in 2011 was reflective of refinancing activity in recent years that contributed to prepayments being less sensitive to lower mortgage rates due to customers taking advantage of lower rates in earlier periods as well as the impact of tighter underwriting standards. Additionally, the net MSR/hedge position benefited from the positive carry of the hedge and the widening spread between mortgage and swap rates. Gross servicing fees increased $16 million in 2012 compared to 2011 as a result of an increase in the size of the Bancorp’s servicing portfolio. The Bancorp’s total residential loans serviced as of December 31, 2012 and 2011 was $77.3 billion and $70.6 billion, respectively, with $62.5 billion and $57.1 billion, respectively, of residential mortgage loans serviced for others.

Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of MSRs can be found in Note 11 of the Notes to Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation on the MSR portfolio. See Note 12 of the Notes to Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio.

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Net gains on sales of these securities were $3 million and $9 million in 2012 and 2011, respectively, and were recorded in securities gains, net, non-qualifying hedges on mortgage servicing rights in the Bancorp’s Consolidated Statements of Income.

38	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Service charges on deposits

Service charges on deposits increased $2 million in 2012 compared to 2011. Commercial deposit revenue increased by $20 million in 2012 compared to 2011 due to new customer relationships offset by an $18 million decrease in consumer deposit revenue primarily due to the elimination of daily overdraft fees on continuing consumer overdraft positions which took effect in the second quarter of 2012.

Corporate banking revenue

Corporate banking revenue increased $63 million in 2012 compared to 2011. The increase from the prior year was primarily the result of increases in syndication fees, business lending fees, lease remarketing fees and institutional sales.

Investment advisory revenue

Investment advisory revenue decreased $1 million in 2012 compared to 2011. The decrease was primarily driven by a decline in mutual fund fees due to the sale of certain FTAM funds during the third quarter of 2012 which was partially offset by the positive impact of an overall increase in equity and bond market values. As of December 31, 2012, the Bancorp had approximately $308 billion in total assets under care and managed $27 billion in assets for individuals, corporations and not-for-profit organizations.

Card and processing revenue

Card and processing revenue decreased $55 million in 2012 compared to 2011. The decrease was primarily the result of the impact of the implementation of the Dodd-Frank Act’s debit card interchange fee cap in the fourth quarter of 2011 partially offset by increased debit and credit card transaction volumes, higher levels of consumer spending, and new products.

Other noninterest income

The major components of other noninterest income are as follows:

TABLE 8: COMPONENTS OF OTHER NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2012	2011	2010
Gain on Vantiv, Inc. IPO and sale of Vantiv, Inc. shares	$272	-	-
Net gain from warrant and put options associated with sale of the processing business	67	39	5
Equity method income from interest in Vantiv Holding, LLC	61	57	26
Operating lease income	60	58	62
Cardholder fees	46	41	36
BOLI income	35	41	194
Banking center income	32	27	22
Insurance income	28	28	38
Consumer loan and lease fees	27	31	32
Gain on loan sales	20	37	51
TSA revenue	1	21	49
Loss on swap associated with the sale of Visa, Inc. class B shares	(45)	(83)	(19)
Loss on sale of OREO	(57)	(71)	(78)
Other, net	27	24	(12)
Total other noninterest income	$574	250	406

Other noninterest income increased $324 million in 2012 compared to 2011 primarily due to an $115 million gain from the Vantiv, Inc. IPO recognized in the first quarter of 2012 and a $157 million gain from the sale of Vantiv, Inc. shares in the fourth quarter of 2012. Compared to 2011, losses from fair value adjustments on commercial loans designated as held for sale, recorded in the “other” caption above, were reduced by $38 million. Additionally, other noninterest income included a $38 million increase in income related to the Visa total return swap which had a negative valuation adjustment of $45 million in 2012 compared with a negative valuation adjustment of $83 million in 2011. The $61 million in equity method income from the Bancorp’s interest in Vantiv Holding, LLC recorded in 2012 was reduced by $34 million in debt termination charges incurred in connection with the refinancing of Vantiv Holding,

LLC debt which occurred in the first quarter of 2012. The net gain from warrant and put options associated with the sale of the processing business increased by $28 million and the loss on the sale of OREO decreased by $14 million in 2012 compared to 2011. These impacts were partially offset by $21 million in lower of cost or market adjustments associated with bank premises incurred during 2012, recorded in the “other” caption, along with a $20 million decrease in TSA revenue. As part of the sale of the processing business, in 2009, the Bancorp entered into a TSA with the processing business. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B shares and the valuation of warrants and put options associated with the sale of the processing business, see Note 26 of the Notes to Consolidated Financial Statements.

Fifth Third Bancorp	39

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 9: NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2012	2011	2010	2009	2008
Salaries, wages and incentives	$1,607	1,478	1,430	1,339	1,337
Employee benefits	371	330	314	311	278
Net occupancy expense	302	305	298	308	300
Technology and communications	196	188	189	181	191
Card and processing expense	121	120	108	193	274
Equipment expense	110	113	122	123	130
Goodwill impairment	-	-	-	-	965
Other noninterest expense	1,374	1,224	1,394	1,371	1,089
Total noninterest expense	$4,081	3,758	3,855	3,826	4,564
Efficiency ratio	61.7%	62.3	60.7	46.9	70.4

Noninterest Expense

Total noninterest expense increased $323 million, or nine percent, in 2012 compared to 2011 primarily due to an increase in total personnel costs (salaries, wages and incentives plus employee benefits) and other noninterest expense. Total personnel costs increased $170 million, or nine percent, in 2012 compared to 2011 due to an increase in base and incentive compensation primarily driven by higher compensation costs as a result of improved financial performance and production levels, as well as higher employee benefits expense due to increases in medical costs under the Bancorp’s self-insured medical plan and an increase in other employee benefits. Full time equivalent employees totalled 20,798 at December 31, 2012 compared to 21,334 at December 31, 2011.

The major components of other noninterest expense are as follows:

TABLE 10: COMPONENTS OF OTHER NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2012	2011	2010
Losses and adjustments	$187	129	187
Loan and lease	183	195	211
Loss (gain) on debt extinguishment	169	(8)	17
Marketing	128	115	98
FDIC insurance and other taxes	114	201	242
Impairment of affordable housing investments	90	85	100
Professional service fees	56	58	77
Travel	52	52	51
Postal and courier	48	49	48
Operating lease	43	41	41
Data processing	40	29	24
Recruitment and education	28	31	31
OREO expense	21	34	33
Insurance	18	25	42
Supplies	17	18	24
Intangible asset amortization	13	22	43
Provision (benefit) for unfunded commitments and letters of credit	(2)	(46)	(24)
Other, net	169	194	149
Total other noninterest expense	$1,374	1,224	1,394

Total other noninterest expense increased $150 million, or 12%, in 2012 compared to 2011 primarily due to increases in the provision for representation and warranty claims, recorded in losses and adjustments, a decrease in the benefit from the reserve for unfunded commitments and letters of credit and an increase in debt extinguishment losses, partially offset by a decrease in FDIC insurance and other taxes.

The provision for representation and warranty claims increased $53 million in 2012 compared to 2011 primarily due to an increase in the reserve as a result of additional information obtained from FHLMC regarding future mortgage repurchase and file requests. As such, the Bancorp was able to better estimate the losses that are probable on loans sold to FHLMC with representation and warranty provisions. Debt extinguishment costs increased by $177 million in 2012 compared to 2011. During the third quarter of 2012, the Bancorp incurred $26 million of debt extinguishment costs associated with the redemption of the outstanding TruPS issued by Fifth Third Capital Trust V and Fifth Third Capital Trust VI. In addition, during the fourth quarter of 2012 the Bancorp incurred

$134 million of debt extinguishment costs associated with the termination of $1 billion of FHLB debt. FDIC insurance and other taxes decreased $87 million in 2012 compared to 2011. The decrease in FDIC insurance and other taxes is primarily attributable to a decrease in the assessment rate due to changes in the level and measurement of higher risk assets and improved credit quality metrics. In addition, the provision for unfunded commitments and letters of credit was a benefit of $2 million in 2012 compared to a benefit of $46 million in 2011. The decrease in the benefit recorded in each period reflects an increase in unfunded commitments for which the Bancorp holds a reserve partially offset by a decline in estimated loss rates due to improved credit trends. For additional information on the TruPS redemptions and FHLB debt termination, see Note 15 of the Notes to Consolidated Financial Statements.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 61.7% for 2012 compared to 62.3% in 2011.

40	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Applicable Income Taxes

Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments, certain gains on sales of leveraged leases that are exempt from federal taxation and tax credits, partially offset by the effect of certain nondeductible expenses. The tax credits are associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC, and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

The effective tax rates for the years ended December 31, 2012 and 2011 were primarily impacted by $149 million and $135 million, respectively, in tax credits and $19 million and $26 million, respectively, of non-cash charges relating to previously recognized tax benefits associated with stock-based compensation that will not be realized.

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised, the Bancorp is required to write-off the deferred tax asset previously established for these stock-based awards. As a result of the expiration of certain stock options and SARs and the lapse of restrictions on certain shares of restricted stock during the year ended December 31, 2012, the Bancorp recorded additional income tax expense of approximately $19 million related to the write-off of a portion of the deferred tax asset previously established. As a result of the Bancorp’s stock price as of December 31, 2012, it is probable that the Bancorp will be required to record an additional $13 million of income tax expense during the next twelve months, primarily in the first quarter of 2013. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future; therefore, it is possible that the total impact to income tax expense will be greater than or less than this amount.

Deductibility of Executive Compensation

Certain sections of the IRC limit the deductibility of compensation paid to or earned by certain executive officers of a public company. This has historically limited the deductibility of certain executive compensation to $1 million per executive officer, and the Bancorp’s compensation philosophy has been to position pay to ensure deductibility. However, both the amount of the executive compensation that is deductible for certain executive officers and the allowable compensation vehicles changed as a result of the Bancorp’s participation in TARP. In particular, the Bancorp was not permitted to deduct compensation earned by certain executive officers in excess of $500,000 per executive officer as a result of the Bancorp’s participation in TARP. Therefore, a portion of the compensation earned by certain executive officers was not deductible by the Bancorp for the period in which the Bancorp participated in TARP. Subsequent to ending its participation in TARP, certain limitations on the deductibility of executive compensation will continue to apply to some forms of compensation earned while under TARP. The Bancorp’s Compensation Committee determined that the underlying executive compensation programs are appropriate and necessary to attract, retain and motivate senior executives, and that failing to meet these objectives creates more risk for the Bancorp and its value than the financial impact of losing the tax deduction. For the years ended December 31, 2012 and 2011, the tax impact related to non-deductible compensation expense, which is based on the grant date fair values of the respective awards, was $1 million and $2 million, respectively. In addition, the IRS limitation prevented the Bancorp from recognizing a tax benefit of $3 million for the year ended December 31, 2012 that otherwise would have resulted from the vesting and/or exercise of certain stock based compensation awards at fair values in excess of their respective grant date fair values.

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 11: APPLICABLE INCOME TAXES

For the years ended December 31 ($ in millions)	2012	2011	2010	2009	2008
Income (loss) before income taxes	$2,210	1,831	940	767	(2,664)
Applicable income tax expense (benefit)	636	533	187	30	(551)
Effective tax rate	28.8%	29.1	19.8	3.9	20.7

Fifth Third Bancorp	41

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Additional detailed financial information on each business segment is included in Note 29 of the Notes to Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices are improved or businesses change.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2012 to reflect the current market rates and updated duration assumptions. These rates were lower than those in place during 2011, thus net interest income for deposit providing businesses was negatively impacted during 2012.

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

Net income by business segment is summarized in the following table:

TABLE 12: BUSINESS SEGMENT NET INCOME AVAILABLE TO COMMON SHAREHOLDERS

For the years ended December 31 ($ in millions)	2012	2011	2010
Income Statement Data
Commercial Banking	$694	441	178
Branch Banking	186	190	185
Consumer Lending	223	56	(26)
Investment Advisors	43	24	29
General Corporate & Other	428	587	387
Net income	1,574	1,298	753
Less: Net income attributable to noncontrolling interests	(2)	1	-
Net income attributable to Bancorp	1,576	1,297	753
Dividends on preferred stock	35	203	250
Net income available to common shareholders	$1,541	1,094	503

42	Fifth Third Bancorp

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 13: COMMERCIAL BANKING
For the years ended December 31 ($ in millions)	2012	2011	2010
Income Statement Data
Net interest income (FTE)(a)	$1,449	1,374	1,545
Provision for loan and lease losses	223	490	1,159
Noninterest income:
Corporate banking revenue	395	332	346
Service charges on deposits	225	207	199
Other noninterest income	117	102	90
Noninterest expense:
Salaries, incentives and benefits	268	240	214
Other noninterest expense	838	833	757
Income before taxes	857	452	50
Applicable income tax expense (benefit)(a)(b)	163	11	(128)
Net income	$694	441	178
Average Balance Sheet Data
Commercial loans, including held for sale	$41,364	38,384	38,304
Demand deposits	15,046	13,130	10,872
Interest checking	7,613	7,901	8,432
Savings and money market	2,669	2,776	2,823
Other time and certificates—$100,000 and over	1,793	1,778	3,014
Foreign office deposits and other deposits	1,282	1,581	2,017
(a)	Includes FTE adjustments of $17 for the years ended December 31, 2012 and 2011, and, $14 for the year ended December 31, 2010.
(b)	Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of the MD&A for additional information.

Comparison of 2012 with 2011

Net income was $694 million for the year ended December 31, 2012, compared to net income of $441 million for the year ended December 31, 2011. The increase in net income was primarily driven by a decrease in the provision for loan and lease losses and increases in noninterest income and net interest income, partially offset by higher noninterest expense.

Net interest income increased $75 million primarily due to an increase in interest income related to an increase in average commercial and industrial portfolio loans and a decrease in the FTP charges on loans, partially offset by a decrease in yields of 12 bps on average commercial loans. Provision for loan and lease losses decreased $267 million from 2011 as a result of improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 54 bps for 2012 compared to 128 bps for 2011.

Noninterest income increased $96 million from 2011 to 2012, due to increases in corporate banking revenue, service charges on deposits and other noninterest income. The increase in corporate banking revenue was primarily driven by increases in syndication fees, business lending fees, lease remarketing fees and institutional sales. Service charges on deposits increased from 2011 primarily due to new customer relationships. The increase in other noninterest income was primarily due to a decrease in net losses and valuation adjustments recognized on the sale of loans and OREO.

Noninterest expense increased $33 million from the prior year as a result of increases in salaries, incentives and benefits and other noninterest expense. The increase in salaries, incentives and benefits of $28 million was primarily the result of increased base and incentive compensation due to improved production levels. The increase from 2011 to 2012 in other noninterest expense was due to higher corporate overhead allocations as a result of strategic growth initiatives, partially offset by a decrease in loan and lease expenses and recognized derivative credit losses.

Average commercial loans increased $3.0 billion compared to the prior year. Average commercial and industrial loans increased $4.5 billion from 2011 as a result of an increase in new loan origination activity, partially offset by decreases in average commercial mortgage and construction loans. Average commercial mortgage loans decreased $827 million and average commercial construction loans decreased $836 million due to continued run-off as the level of new originations was below the level of repayments on the current portfolio.

Average core deposits increased $1.2 billion compared to 2011. The increase was primarily driven by strong growth in demand deposit accounts, which increased $1.9 billion compared to the prior year. The increase in demand deposit accounts was partially offset by decreases in interest-bearing deposits of $698 million as customers opted to maintain their balances in more liquid accounts due to interest rates remaining near historical lows.

Comparison of 2011 with 2010

Net income was $441 million for the year ended December 31, 2011, compared to net income of $178 million for the year ended December 31, 2010. The increase in net income was primarily driven by a decrease in the provision for loan and lease losses partially offset by lower net interest income and higher noninterest expense.

Net interest income decreased $171 million primarily due to declines in the FTP credits for demand deposit accounts and decreases in interest income driven primarily by a decline in yields of 17 bps on average loans. Provision for loan and lease losses decreased $669 million. Net charge-offs as a percent of average

Fifth Third Bancorp	43

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

loans and leases decreased to 128 bps for 2011 compared to 302 bps for 2010 largely due net charge-offs on commercial loans moved to held for sale during the third quarter of 2010 and the improvement in credit trends across all commercial loan types.

Noninterest income was relatively flat from 2010 to 2011, as increases in other noninterest income and service charges on deposits were offset by a decrease in corporate banking revenue.

Noninterest expense increased $102 million from the prior year as a result of increases in salaries, incentives and benefits and other noninterest expense. The increase in salaries, incentives and benefits of $26 million was primarily the result of increased incentive compensation due to improved production levels. FDIC insurance expense, which is recorded in other noninterest expense, increased $14 million due to a change in the methodology in determining FDIC insurance premiums. The remaining increase in other noninterest expense was the result of higher corporate overhead allocations in 2011 compared to 2010.

Average commercial loans were flat compared to the prior year. Average commercial mortgage loans decreased $1.0 billion and average commercial construction loans decreased $1.2 billion. The decreases in average commercial mortgage and construction loans were offset by growth in average commercial and industrial loans due to new loan origination activity. Average core deposits increased $1.2 billion compared to 2010. The increase was primarily driven by strong growth in demand deposit accounts, partially offset by decreases in interest-bearing deposits of $1.0 billion.

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,325 full-service Banking Centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 14: BRANCH BANKING
For the years ended December 31 ($ in millions)	2012	2011	2010
Income Statement Data
Net interest income	$1,362	1,423	1,514
Provision for loan and lease losses	294	393	555
Noninterest income:
Service charges on deposits	294	309	369
Card and processing revenue	279	305	298
Investment advisory revenue	129	117	106
Other noninterest income	110	106	112
Noninterest expense:
Salaries, incentives and benefits	573	581	560
Net occupancy and equipment expense	241	235	223
Card and processing expense	115	114	105
Other noninterest expense	663	645	668
Income before taxes	288	292	288
Applicable income tax expense	102	102	103
Net income	$186	190	185
Average Balance Sheet Data
Consumer loans, including held for sale	$14,926	14,151	13,125
Commercial loans, including held for sale	4,569	4,621	4,815
Demand deposits	10,087	8,408	7,006
Interest checking	9,262	8,086	7,462
Savings and money market	22,729	22,241	19,963
Other time and certificates—$100,000 and over	5,389	7,778	12,712

Comparison of 2012 with 2011

Net income decreased $4 million compared to 2011, driven by a decrease in net interest income and noninterest income and an increase in noninterest expense, partially offset by a decline in the provision for loan and lease losses. Net interest income decreased $61 million compared to the prior year primarily driven by decreases in the FTP credits for checking and savings products and lower yields on average commercial and consumer loans. These decreases were partially offset by higher consumer loan balances and a decline in interest expense on core deposits due to favorable shifts from certificates of deposit to lower cost transaction and savings products.

Provision for loan and lease losses for 2012 decreased $99 million compared to the prior year as a result of improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 151 bps for 2012 compared to 210 bps for 2011. The decrease is primarily due to decreases in home equity net charge-offs as a result of improvements in several key markets. In addition, net charge-offs were positively impacted by lower commercial net charge-offs due to improved delinquency trends, aggressive line management, and stabilization in unemployment levels.

Noninterest income decreased $25 million compared to the prior year. The decrease was primarily driven by lower card and processing revenue, which declined $26 million from 2011 due to the implementation of the Dodd-Frank Act’s debit card interchange fee cap in the fourth quarter of 2011, partially offset by higher debit and credit card transaction volumes and the impact of the Bancorp’s initial mitigation activity, and allocated commission revenue associated with merchant sales. Service charges on deposits declined $15 million primarily due to the elimination of daily overdraft fees on continuing customer overdraft positions in the second quarter of

44	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2012. These decreases were partially offset by a $12 million increase in investment advisory revenue due to increased amounts from revenue sharing agreements between investment advisors and branch banking.

Noninterest expense increased $17 million, primarily driven by increases in other noninterest expense due to an increase in allocated costs related to higher merchant sales and corporate overhead allocations as a result of strategic growth initiatives, partially offset by a decrease in FDIC insurance expense.

Average consumer loans increased $775 million in 2012 primarily due to increases in average residential mortgage portfolio loans of $1.3 billion due to the retention of certain shorter-term originated mortgage loans. The increases in average residential mortgage portfolio loans was partially offset by decreases in average home equity portfolio loans of $560 million as payoffs exceeded new loan production. Average core deposits increased $1.4 billion compared to the prior year as the growth in transaction accounts due to excess customer liquidity and historically low interest rates outpaced the runoff of higher priced other time deposits.

Comparison of 2011 with 2010

Net income increased $5 million compared to 2010, driven by a decline in the provision for loan and lease losses partially offset by a decrease in net interest income and noninterest income and an increase in noninterest expense. Net interest income decreased $91 million compared to the prior year. The primary drivers of the decline include decreases in the FTP credits for demand deposit accounts, lower yields on average commercial and consumer loans, and a decline in average commercial loans. These decreases were partially offset by a favorable shift in the segment’s deposit mix towards lower cost transaction deposits resulting in declines in interest expense of $193 million compared to 2010, and an increase in average consumer loans.

Provision for loan and lease losses for 2011 decreased $162 million compared to the prior year. Net charge-offs as a percent of average loans and leases decreased to 210 bps for 2011 compared to 313 bps for 2010. In addition, the decrease is due to $24 million in charge-offs taken on $60 million of commercial loans which were sold or moved to held for sale during the third quarter of 2010.

Noninterest income decreased $48 million compared to the prior year. The decrease was driven by lower service charges on deposits primarily due to the implementation of Regulation E in the third quarter of 2010. The decrease was partially offset by increased card and processing revenue due to higher debit and credit card transaction volumes, which was partially offset by the impact of the implementation of the Dodd-Frank Act’s debit card interchange fee cap in the fourth quarter of 2011. Investment advisory revenue also increased due to improved market performance and sales force expansion.

Noninterest expense increased $19 million, primarily driven by increases in salaries, incentives and benefits expense and card and processing expense partially offset by a decline in other noninterest expense.

Average consumer loans increased $1.0 billion in 2011 primarily due to increases in average residential mortgage portfolio loans of $1.5 billion due to management’s decision in the third quarter of 2010 to retain certain mortgage loans. The increases in average residential mortgage portfolio loans was partially offset by decreases in average home equity loans of $421 million due to decreased customer demand and continued tighter underwriting standards. Average commercial loans decreased $194 million due to declines in commercial and industrial loans resulting from lower customer demand for new originations and continued tighter underwriting standards applied to both originations and renewals.

Average core deposits increased by $120 million compared to the prior year as the growth in transaction accounts outpaced the runoff of higher priced certificates of deposit.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 15: CONSUMER LENDING
For the years ended December 31 ($ in millions)	2012	2011	2010
Income Statement Data
Net interest income	$314	343	405
Provision for loan and lease losses	176	261	569
Noninterest income:
Mortgage banking net revenue	830	585	619
Other noninterest income	46	45	51
Noninterest expense:
Salaries, incentives and benefits	231	183	194
Other noninterest expense	439	443	352
Income (loss) before taxes	344	86	(40)
Applicable income tax expense (benefit)	121	30	(14)
Net income (loss)	$223	56	(26)
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$10,143	9,348	9,384
Home equity	643	730	851
Automobile loans	11,191	10,665	9,713
Consumer leases	35	158	384

Fifth Third Bancorp	45

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of 2012 with 2011

Net income was $223 million in 2012 compared to net income of $56 million in 2011. The increase was driven by an increase in noninterest income and a decline in the provision for loan and lease losses, partially offset by an increase in noninterest expense and a decrease in net interest income. Net interest income decreased $29 million due to lower yields on average residential mortgage and automobile loans, partially offset by increases in average residential mortgage and average automobile loans and favorable decreases in the FTP charge applied to the segment.

Provision for loan and lease losses decreased $85 million compared to the prior year as delinquency metrics and underlying loss trends improved across all consumer loan types. Net charge-offs as a percent of average loans and leases decreased to 88 bps for 2012 compared to 134 bps for 2011.

Noninterest income increased $246 million primarily due to increases in mortgage banking net revenue of $245 million driven by an increase in gains on residential mortgage loan sales of $424 million due to an increase in profit margins on sold loans coupled with higher origination volumes. This increase was partially offset by a decrease in net residential mortgage servicing revenue of $178 million, primarily driven by a decrease of $142 million in net valuation adjustments on MSRs and free-standing derivatives entered into to economically hedge the MSRs.

Noninterest expense increased $44 million driven by salaries, incentives and benefits which increased $48 million primarily as a result of higher mortgage loan originations.

Average consumer loans and leases increased $1.1 billion from the prior year. Average automobile loans increased $526 million due to a strategic focus to increase automobile lending throughout 2011 and 2012 through consistent and competitive pricing, disciplined sales execution, and enhanced customer service with our dealership network. Average residential mortgage loans increased $795 million as a result of higher origination volumes. Average home equity loans decreased $87 million due to continued runoff in the discontinued brokered home equity product. Average consumer leases decreased $123 million due to runoff as the Bancorp discontinued this product in the fourth quarter of 2008.

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

Noninterest income decreased $40 million primarily due to decreases in mortgage banking net revenue of $34 million. The decrease from 2010 was driven by declines in origination fees and gains on loan sales of $78 million due to decreased margins and lower origination volumes, partially offset by an increase in net servicing revenue of $44 million.

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

Average consumer loans and leases increased $558 million from the prior year. Average automobile loans increased $952 million due to a strategic focus to increase automobile lending throughout 2010 and 2011. This increase was partially offset by declines across all other types of consumer loans. Average residential mortgage loans decreased $36 million as a result of the lower origination volumes. Average home equity loans decreased $121 million due to continued runoff in the discontinued brokered home equity product. Average consumer leases decreased $226 million due to runoff as the Bancorp discontinued this product in the fourth quarter of 2008.

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

As previously mentioned, the Bancorp announced that FTAM entered into two agreements under which a third party would acquire assets of 16 mutual funds from FTAM and another third party would acquire certain assets relating to the management of Fifth Third money market funds. Both transactions were completed in the third quarter of 2012. Upon completion of the transactions, the Bancorp recognized a $13 million gain on sale within other noninterest income in the Bancorp’s Consolidated Statements of Income.

46	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table contains selected financial data for the Investment Advisors segment:

TABLE 16: INVESTMENT ADVISORS
For the years ended December 31 ($ in millions)	2012	2011	2010
Income Statement Data
Net interest income	$117	113	138
Provision for loan and lease losses	10	27	44
Noninterest income:
Investment advisory revenue	366	364	346
Other noninterest income	30	9	10
Noninterest expense:
Salaries, incentives and benefits	161	164	156
Other noninterest expense	276	257	249
Income before taxes	66	38	45
Applicable income tax expense	23	14	16
Net income	$43	24	29
Average Balance Sheet Data
Loans and leases	$1,877	2,037	2,574
Core deposits	7,709	6,798	5,897

Comparison of 2012 with 2011

Net income increased $19 million compared to 2011 primarily due to an increase in noninterest income and a decrease in the provision for loan and lease losses, partially offset by an increase in noninterest expense. Net interest income increased $4 million from 2011 due to a decrease in interest expense on core deposits and favorable decreases in the FTP charge applied to the segment, partially offset by a decline in average loan and lease balances and declines in yields of 27 bps on loans and leases.

Provision for loan and lease losses decreased $17 million from the prior year. Net charge-offs as a percent of average loans and leases decreased to 53 bps compared to 132 bps for the prior year reflecting improved credit trends during 2012.

Noninterest income increased $23 million compared to 2011 primarily due to increases in other noninterest income. The increase in other noninterest income was primarily driven by the $13 million gain on the sale of certain funds previously mentioned and an increase in gains on the sale of loans of $5 million.

Noninterest expense increased $16 million compared to 2011 due to increases in other noninterest expense primarily driven by an increase in corporate allocations.

Average loans and leases decreased $160 million compared to the prior year. The decrease was primarily driven by declines in home equity loans of $55 million, commercial mortgage loans of $45 million and commercial and industrial loans of $30 million. Average core deposits increased $911 million compared to 2011 due to growth in interest checking as customers have opted to maintain excess funds in liquid transaction accounts as a result of interest rates remaining near historic lows, partially offset by account migration from foreign office deposits.

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

Provision for loan and leases losses decreased $17 million from the prior year. Net charge-offs as a percent of average loans and leases decreased to 132 bps compared to 171 bps for the prior year reflecting moderation of general economic conditions during 2011.

Noninterest income increased $17 million compared to 2010 primarily due to increases in investment advisory revenue related to an increase of $10 million in Private Bank income driven by market performance and an increase of $7 million in securities and broker income due to continued expansion of the sales force and market performance.

Noninterest expense increased $16 million compared to 2010 due to increases in salaries, incentives and benefit expense resulting from the expansion of the sales force and compensation related to improved performance in investment advisory revenue related fees.

Average loans and leases decreased $537 million compared to the prior year. The decrease was primarily driven by declines in home equity loans of $373 million due to tighter underwriting standards. Average core deposits increased $901 million compared to 2010 due to growth in interest checking and foreign deposits.

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

Comparison of 2012 with 2011

Results for 2012 and 2011 were impacted by a benefit of $400 million and $748 million, respectively, due to reductions in the ALLL. The decrease in provision expense was driven by general improvements in credit quality and declines in net charge-offs. Net interest income increased from $321 million in 2011 to $370 million for 2012 due to a benefit in the FTP rate. The change in net income compared to the prior year was impacted by a $157 million gain on the sale of Vantiv, Inc. shares and $115 million in gains on the initial public offering of Vantiv, Inc. In addition, the results for 2012 were impacted by dividends on preferred stock of $35 million compared to $203 million in the prior year.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOURTH QUARTER REVIEW

The Bancorp’s 2012 fourth quarter net income available to common shareholders was $390 million, or $0.43 per diluted share, compared to net income available to common shareholders of $354 million, or $0.38 per diluted share, for the third quarter of 2012 and net income available to common shareholders of $305 million, or $0.33 per diluted share, for the fourth quarter of 2011. Fourth quarter 2012 earnings included a $157 million gain on the sale of Vantiv shares, $134 million in debt extinguishment costs associated with the termination of $1.0 billion of FHLB borrowings and $38 million of mortgage representation and warranty provision expense primarily due to additional information obtained from FHLMC regarding future mortgage repurchase and file requests. Third quarter 2012 results included $26 million in debt extinguishment costs associated with the redemption of certain TruPS, a $16 million negative adjustment on the valuation of the warrant associated with the processing business sale, $13 million in gains recognized on the sale of certain FTAM funds, and charges of $34 million related to the mortgage representation and warranty reserve. Fourth quarter 2011 earnings included a $54 million charge related to changes in the fair value of a swap liability that the Bancorp entered into in conjunction with its sale of Visa, Inc. Class B shares in 2009 and $10 million in positive valuation adjustments on puts and warrants associated with the sale of the processing business. The ALLL to loan and lease ratio was 2.16% as of December 31, 2012, compared to 2.32% as of September 30, 2012 and 2.78% as of December 31, 2011.

Fourth quarter 2012 net interest income of $903 million decreased $4 million from the third quarter of 2012 and $17 million from the same period a year ago. The decrease from the third quarter of 2012 was driven by a decrease in interest income, partially offset by a decline in interest expense. Interest income decreased $7 million from the third quarter of 2012 as the benefit of average loans and leases growth was more than offset by a decline in interest income attributable to loan repricing, primarily in the commercial and industrial, auto, and residential mortgage portfolios, as well as lower reinvestment rates on the securities portfolio. Interest expense declined $3 million from the third quarter of 2012, driven by higher demand deposit balances and continued runoff in consumer CD balances due to the low interest rate environment and their replacement into lower yielding products. The decline in net interest income in comparison to the fourth quarter of 2011 was driven by lower asset yields partially offset by higher average loan balances, run-off in higher-priced CDs and a mix shift to lower cost deposit products.

    Fourth quarter 2012 noninterest income of $880 million increased $209 million compared to the third quarter of 2012 and $330 million compared to the fourth quarter of 2011. The sequential and year-over-year increases were both driven by a $157 million gain from the sale of Vantiv shares and higher mortgage banking and corporate banking revenue. Fourth quarter 2012 noninterest income included a $19 million negative valuation adjustment on the Vantiv warrants, compared with a $16 million negative valuation adjustment in the third quarter of 2012 and a $10 million positive valuation adjustment on the Vantiv warrant and put instruments in the fourth quarter of 2011. Fourth quarter 2012 results also included a $15 million charge related to the valuation of the total return swap entered into as part of the 2009 sale of Visa, Inc. Class B shares. Negative valuation adjustments on this swap were $1 million in the third quarter of 2012 and $54 million in the fourth quarter of 2011. Third quarter 2012 results also included $13 million in gains recognized on the sale of certain FTAM funds.

Mortgage banking net revenue was $258 million in the fourth quarter of 2012, compared to $200 million in the third quarter of 2012 and $156 million in the fourth quarter of 2011. Fourth quarter 2012 originations were $7.0 billion, compared with $5.8 billion in the previous quarter and $7.1 billion in the fourth quarter of 2011. Fourth quarter 2012 originations resulted in gains of $239 million on mortgages sold, reflecting higher mortgage sales revenue partially offset by lower gain on sale margins. This compares with gains of $226 million during the third quarter of 2012 and $152 million during the fourth quarter of 2011. Mortgage servicing fees in the fourth quarter of 2012 were $64 million, compared with $62 million in the third quarter of 2012 and $58 million in the fourth quarter of 2011. Mortgage banking net revenue is also affected by net servicing asset value adjustments, which include MSR amortization and MSR valuation adjustments. These factors led to a net loss of $45 million on the net valuation adjustments on MSRs in the fourth quarter of 2012 compared to a net loss of $88 million in the third quarter of 2012 and a net loss of $54 million in the fourth quarter of 2011. Net losses on nonqualifying hedges on mortgage servicing rights were $2 million and $3 million in the fourth quarter of 2012 and 2011, respectively, and net gains on nonqualifying hedges on mortgage servicing rights were $5 million during the third quarter of 2012.

Service charges on deposits of $134 million increased $6 million sequentially and decreased $2 million compared to the fourth quarter of 2011. Retail service charges grew 10 percent sequentially largely due to a seasonal increase in consumer overdrafts as well as the initial benefit of the transition to the Bancorp’s new and simplified deposit product offerings. Compared with the fourth quarter of 2011, retail service charges decreased 11 percent primarily due to changes in the Bancorp’s overdraft policies during 2012. Commercial service charges increased two percent sequentially and six percent from a year ago primarily as a result of higher treasury management fees.

Corporate banking revenue of $114 million increased $13 million from the previous quarter and $32 million from the fourth quarter of 2011. The sequential increase was primarily driven by higher syndication fees, business lending fees, and derivative fees, which benefited from accelerated activity in anticipation of changes to tax rules. The increase from the fourth quarter of 2011 was primarily driven by increased syndication fees and business lending fees as a result of the Bancorp’s investments in the capital markets and treasury management capabilities, which are creating more opportunities and increased production.

Investment advisory revenue of $93 million increased $1 million sequentially and $3 million from the fourth quarter of 2011. Sequential and year-over-year increases were driven by higher private client services and institutional trust fees, which benefited from improvement in equity and bond market values, partially offset by lower mutual fund fees largely due to the sale of certain Fifth Third funds in the third quarter of 2012.

Card and processing revenue of $66 million increased $1 million compared to the third quarter of 2012 and $6 million from the fourth quarter of 2011. Both increases were driven by higher transaction volumes and higher levels of consumer spending.

    The net gain on investment securities was $2 million in both the fourth and third quarters of 2012 and a net gain of $5 million in the fourth quarter of 2011.

Noninterest expense of $1.2 billion increased $157 million sequentially and increased $170 million from the fourth quarter of 2011. Fourth quarter 2012 expenses included $134 million of debt extinguishment costs associated with the termination of $1.0 billion of FHLB debt; $38 million of expenses associated with the mortgage representation and warranty reserve; and $13 million in charges to increase litigation reserves. Third quarter 2012 expenses included $26 million of debt extinguishment costs associated with the redemption of TruPS and $34 million of expenses associated with the mortgage representation and warranty reserve. Fourth quarter 2011 expenses included $14 million in charges to increase litigation reserves related to bankcard association membership and $5 million in other litigation reserve additions.

Fifth Third Bancorp	49

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net charge-offs as a percent of average loans and leases decreased to 1.49% during 2011 compared to 3.02% during 2010 largely due to decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases, and improvement in underlying loss trends.

TABLE 17: QUARTERLY INFORMATION (unaudited)

	2012				2011
For the three months ended ($ in millions, except per share data)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Net interest income (FTE)	$903	907	899	903	920	902	869	884
Provision for loan and lease losses	76	65	71	91	55	87	113	168
Noninterest income	880	671	678	769	550	665	656	584
Noninterest expense	1,163	1,006	937	973	993	946	901	918
Net income attributable to Bancorp	399	363	385	430	314	381	337	265
Net income available to common shareholders	390	354	376	421	305	373	328	88
Earnings per share, basic	0.44	0.39	0.41	0.46	0.33	0.41	0.36	0.10
Earnings per share, diluted	0.43	0.38	0.40	0.45	0.33	0.40	0.35	0.10

COMPARISON OF THE YEAR ENDED 2011 WITH 2010

Net income available to common shareholders for the year ended December 31, 2011 was $1.1 billion, or $1.18 per diluted share, which was net of $203 million in preferred stock dividends. The Bancorp’s net income available to common shareholders of $503 million, or $0.63 per diluted share, for 2010, was net of $250 million in preferred stock dividends. The preferred stock dividends in 2011 included $153 million in discount accretion resulting from the Bancorp’s repurchase of Series F preferred stock. Overall, credit trends improved in 2011, and as a result, the provision for loan and lease losses decreased to $423 million in 2011 compared to $1.5 billion in 2010. Noninterest income decreased from 2010, primarily due to a $152 million litigation settlement related to one of the Bancorp’s BOLI policies during the third quarter of 2010 and reduced service charges on deposits and a decrease in mortgage banking net revenue. Noninterest expense decreased in comparison to 2010, primarily due to a decrease in the provision for representation and warranty claims and a decrease in FDIC expense and other taxes.

Net interest income was $3.6 billion for the years ended December 31, 2011 and 2010. Net interest income in 2011 compared to the prior year was impacted by a 22 bps decrease in average yield on average interest-earning assets offset by a 25 bps decrease in the average rate paid on interest-bearing liabilities and a $3.2 billion decrease in average interest-bearing liabilities, coupled with a mix shift to lower cost deposits.

Noninterest income decreased $274 million, or 10%, in 2011 compared to 2010 primarily as the result of a $152 million litigation settlement related to one of the Bancorp’s BOLI policies during the third quarter of 2010, a $54 million decrease in service charges on deposits primarily due to the impact of Regulation E and a $50 million decrease in mortgage banking net revenue primarily as the result of a decrease in origination fees and a decrease in gains on loan sales partially offset by an increase in net servicing revenue.

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

Net charge-offs as a percent of average loans and leases decreased to 1.49% during 2011 compared to 3.02% during 2010 largely due net charge-offs on commercial loans moved to held for sale during the third quarter of 2010 coupled with improved credit trends across all commercial loan types. In addition, residential mortgage loan net charge-offs, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $266 million from 2010 as a result of improvements in delinquencies and a decrease in the average loss recorded per charge-off.

The Bancorp took a number of actions that impacted its capital position in 2011. On January 25, 2011, the Bancorp raised $1.7 billion in new common equity through the issuance of shares of common stock in an underwritten offering. On February 2, 2011, the Bancorp redeemed all 136,320 shares of its Series F Preferred Stock held by the U.S. Treasury totaling $3.4 billion. The Bancorp used the net proceeds from the common stock offerings previously discussed and a senior debt offering to redeem the Series F Preferred Stock. On March 16, 2011, the Bancorp repurchased the warrant issued to the U.S. Treasury under the CPP for $280 million, which was recorded as a reduction to capital surplus in the Bancorp’s Consolidated Financial Statements. On March 18, 2011, the Bancorp announced that the FRB did not object to the Bancorp’s capital plan submitted under the FRB 2011 CCAR. Pursuant to this plan, in the second quarter of 2011, the Bancorp redeemed $452 million of certain trust preferred securities, at par, classified as long-term debt. As a result of these redemptions the Bancorp recorded a $6 million gain on the extinguishment within other noninterest expense in the Consolidated Statements of Income.

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

TABLE 18: COMPONENTS OF LOANS AND LEASES (INCLUDES HELD FOR SALE)
As of December 31 ($ in millions)	2012	2011	2010	2009	2008
Commercial:
Commercial and industrial loans	$36,077	30,828	27,275	25,687	29,220
Commercial mortgage loans	9,116	10,214	10,992	11,936	12,731
Commercial construction loans	707	1,037	2,111	3,871	5,335
Commercial leases	3,549	3,531	3,378	3,535	3,666
Subtotal – commercial	49,449	45,610	43,756	45,029	50,952
Consumer:
Residential mortgage loans	14,873	13,474	10,857	9,846	10,292
Home equity	10,018	10,719	11,513	12,174	12,752
Automobile loans	11,972	11,827	10,983	8,995	8,594
Credit card	2,097	1,978	1,896	1,990	1,811
Other consumer loans and leases	312	364	702	812	1,194
Subtotal – consumer	39,272	38,362	35,951	33,817	34,643
Total loans and leases	$88,721	83,972	79,707	78,846	85,595
Total portfolio loans and leases (excludes loans held for sale)	$85,782	81,018	77,491	76,779	84,143

Loans and leases, including loans held for sale, increased $4.7 billion, or six percent, from December 31, 2011. The increase in loans and leases from December 31, 2011 was the result of a $3.8 billion, or eight percent, increase in commercial loans and a $910 million, or two percent, increase in consumer loans.

The increase in commercial loans and leases from December 31, 2011 was primarily due to an increase in commercial and industrial loans partially offset by a decrease in commercial mortgage and commercial construction loans. Commercial and industrial loans increased $5.2 billion, or 17%, due to targeted marketing efforts, an increase in new loan origination activity due to a strengthening economy and strong growth in December from uncertainty over tax increases and U.S. fiscal policy. Commercial mortgage loans decreased $1.1 billion, or 11%, from December 31, 2011 and commercial construction loans decreased $330 million, or 32%, from December 31, 2011 due to continued runoff as the level of new originations was less than the repayments of the current portfolio.

The increase in consumer loans and leases from December 31, 2011 was primarily due to an increase in residential mortgage loans, automobile loans, and credit card loans partially offset by a decrease in home equity loans. Residential mortgage loans increased $1.4 billion, or 10%, from December 31, 2011 due to management’s decision to retain certain shorter term residential mortgage loans originated through the Bancorp’s retail branches throughout 2011 and 2012 and strong originations due to continued refinancing activity associated with historically low interest rates. Automobile loans increased $145 million, or one percent, from December 31, 2011 due to strong origination volumes through consistent and competitive pricing, enhanced customer service with our dealership network, and disciplined sales execution. Credit card loans increased $119 million, or six percent, from December 31, 2011 driven by strong new account originations and modest attrition rates. Home equity loans decreased $701 million, or seven percent, from December 31, 2011 as payoffs exceeded new loan production.

TABLE 19: COMPONENTS OF AVERAGE LOANS AND LEASES (INCLUDES HELD FOR SALE)
As of December 31 ($ in millions)	2012	2011	2010	2009	2008
Commercial:
Commercial and industrial loans	$32,911	28,546	26,334	27,556	28,426
Commercial mortgage loans	9,686	10,447	11,585	12,511	12,776
Commercial construction loans	835	1,740	3,066	4,638	5,846
Commercial leases	3,502	3,341	3,343	3,543	3,680
Subtotal – commercial	46,934	44,074	44,328	48,248	50,728
Consumer:
Residential mortgage loans	13,370	11,318	9,868	10,886	10,993
Home equity	10,369	11,077	11,996	12,534	12,269
Automobile loans	11,849	11,352	10,427	8,807	8,925
Credit card	1,960	1,864	1,870	1,907	1,708
Other consumer loans and leases	340	529	743	1,009	1,212
Subtotal – consumer	37,888	36,140	34,904	35,143	35,107
Total average loans and leases	$84,822	80,214	79,232	83,391	85,835
Total average portfolio loans and leases (excludes loans held for sale)	$82,733	78,533	77,045	80,681	83,895

Average commercial loans and leases increased $2.9 billion, or six percent, compared to December 31, 2011. The increase in average commercial loans and leases was driven by an increase in average commercial and industrial loans and commercial leases partially offset by a decrease in average commercial mortgage loans and average commercial construction loans. Average commercial and

Fifth Third Bancorp	51

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

industrial loans increased $4.4 billion, or 15%, average commercial mortgage loans decreased $761 million, or seven percent, and average commercial construction loans decreased $905 million, or 52%, from December 31, 2011 due to the reasons previously discussed in the end of period discussion above.

Average consumer loans and leases increased $1.7 billion, or five percent, compared to December 31, 2011. The increase in average consumer loans and leases from December 31, 2011 was driven by an increase in average residential mortgage loans, average automobile loans, and average credit card loans partially offset by a decrease in average home equity loans. Average residential mortgage loans increased $2.1 billion, or 18%, average credit card balances increased $96 million, or five percent, and average home equity loans decreased $708 million, or six percent, from December 31, 2011 due to the reasons previously discussed in the end of period discussion above. Average automobile loans increased $497 million, or four percent, due to strong originations in the second half of 2011 and throughout 2012.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of December 31, 2012, total investment securities were $15.7 billion compared to $15.9 billion at December 31, 2011. See Note 1 of the Notes to Consolidated Financial Statements for the Bancorp’s methodology for both classifying investment securities and management’s evaluation of securities in an unrealized loss position for OTTI.

At December 31, 2012, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio. Additionally, there was approximately $100 million of securities classified as below investment grade as of December 31, 2012, compared to $122 million as of December 31, 2011.

The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. During the years ended December 31, 2012, 2011, and 2010, the Bancorp recognized $58 million, $19 million and $3 million of OTTI on its investment securities portfolio, respectively. The Bancorp did not recognize any OTTI on any of its held-to-maturity investment securities during the years ended December 31, 2012, 2011 or 2010.

TABLE 20: COMPONENTS OF INVESTMENT SECURITIES
As of December 31 ($ in millions)	2012	2011	2010	2009	2008
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and government agencies	$41	171	225	464	186
U.S. Government sponsored agencies	1,730	1,782	1,564	2,143	1,651
Obligations of states and political subdivisions	203	96	170	240	323
Agency mortgage-backed securities	8,403	9,743	10,570	11,074	8,529
Other bonds, notes and debentures(a)	3,161	1,792	1,338	2,541	613
Other securities(b)	1,033	1,030	1,052	1,417	1,248
Total available-for-sale and other securities	$14,571	14,614	14,919	17,879	12,550
Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$282	320	348	350	355
Other bonds, notes and debentures	2	2	5	5	5
Total held-to-maturity	$284	322	353	355	360
Trading: (fair value)
Variable rate demand notes	-	-	106	235	1,140
Other securities	207	177	188	120	51
Total trading	$207	177	294	355	1,191
(a)	Other bonds, notes, and debentures consist of non-agency mortgage backed securities, certain other asset backed securities (primarily automobile and commercial loan backed securities) and corporate bond securities.
(b)	Other securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

As of December 31, 2012, available-for-sale securities on an amortized cost basis decreased $43 million from December 31, 2011 due to a decrease in agency mortgage-backed securities and U.S. Treasury and government agency securities partially offset by an increase in obligations of states and political subdivision securities and other bonds, notes, and debentures. Agency mortgage-backed securities decreased $1.3 billion, or 14%, from December 31, 2011 primarily due to sales of collateralized mortgage obligations and mortgage-backed securities totaling $2.2 billion which was partially offset by reinvesting cash flows from securities paydown activity. The decrease of $130 million, or 76%, in U.S. Treasury and government agencies securities was due to maturities and the excess cash was reinvested in obligations of states and political subdivisions securities which increased $107 million, or 111%, from December 31, 2011. Other bonds, notes, and debentures increased $1.4 billion, or 76%, due to purchases of commercial mortgage-backed securities, asset-backed securities, and corporate bonds during the year partially offset by sales, paydowns, and bonds called during the year.

    At December 31, 2012 and 2011, available-for-sale securities were 14% of total interest-earning assets. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 3.8 years at December 31, 2012, compared to 3.6 years at December 31, 2011. In addition, at December 31, 2012, the available-for-sale securities portfolio had a weighted-average yield of 3.30%, compared to 3.66% at December 31, 2011.

Information presented in Table 21 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale securities portfolio were $636 million at December 31, 2012, compared to $748 million at December 31, 2011. The decrease in net unrealized gains was driven by the sales of agency mortgage-backed securities which generated a total realized gain of $67 million recognized in the Consolidated Statements of Income. The remaining decrease in net unrealized gains was due to a decline in interest rates. The fair value of investment securities is impacted by

52	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase or when credit spreads widen.

TABLE 21: CHARACTERISTICS OF AVAILABLE-FOR-SALE AND OTHER SECURITIES

As of December 31, 2012 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and government agencies:
Average life of one year or less	$40	40	0.4	0.13%
Average life 5 – 10 years	1	1	6.1	1.48
Total	41	41	0.5	0.16
U.S. Government sponsored agencies:
Average life of one year or less	204	206	0.5	2.50
Average life 1 – 5 years	1,526	1,705	4.0	3.63
Total	1,730	1,911	3.6	3.50
Obligations of states and political subdivisions:(a)
Average life of one year or less	7	7	0.8	0.12
Average life 1 – 5 years	84	85	2.9	1.50
Average life 5 – 10 years	96	102	6.3	4.37
Average life greater than 10 years	16	18	11.3	5.21
Total	203	212	5.1	3.10
Agency mortgage-backed securities:
Average life of one year or less	495	506	0.7	4.44
Average life 1 – 5 years	6,254	6,529	3.3	3.59
Average life 5 – 10 years	1,654	1,695	5.8	3.42
Total	8,403	8,730	3.6	3.60
Other bonds, notes and debentures:
Average life of one year or less	245	252	0.7	1.46
Average life 1 – 5 years	2,049	2,135	3.4	2.55
Average life 5 – 10 years	659	677	6.4	2.52
Average life greater than 10 years	208	213	14.7	2.35
Total	3,161	3,277	4.6	2.45
Other securities	1,033	1,036
Total available-for-sale and other securities	$14,571	15,207	3.8	3.30%
(a)	Taxable-equivalent yield adjustments included in the above table are 0.03%, 0.01%, 0.40%, 1.79% and 0.34% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 71% of the Bancorp’s asset funding base at December 31, 2012 and 2011.

TABLE 22: DEPOSITS

As of December 31 ($ in millions)	2012	2011	2010	2009	2008
Demand	$30,023	27,600	21,413	19,411	15,287
Interest checking	24,477	20,392	18,560	19,935	14,222
Savings	19,879	21,756	20,903	17,898	16,063
Money market	6,875	4,989	5,035	4,431	4,689
Foreign office	885	3,250	3,721	2,454	2,144
Transaction deposits	82,139	77,987	69,632	64,129	52,405
Other time	4,015	4,638	7,728	12,466	14,350
Core deposits	86,154	82,625	77,360	76,595	66,755
Certificates—$100,000 and over	3,284	3,039	4,287	7,700	11,851
Other	79	46	1	10	7
Total deposits	$89,517	85,710	81,648	84,305	78,613

Core deposits increased $3.5 billion, or four percent, compared to December 31, 2011, driven by an increase of $4.2 billion, or five percent, in transaction deposits, partially offset by a decrease of $623 million, or 13%, in other time deposits. Transaction deposits increased due to an increase in demand deposits, interest checking deposits, and money market deposits partially offset by a decrease in savings deposits and foreign office deposits. Demand deposits increased $2.4 billion, or nine percent, from December 31, 2011 due to an increase in the average balance per account, new product offerings, and commercial customers opting to hold money in demand deposit accounts at year-end due to uncertainty over tax increases and U.S. fiscal policy. Interest checking deposits increased $4.1 billion, or 20%, from December 31, 2011 due to account migration from foreign office deposits which decreased $2.4 billion, or 73%, from December 31, 2011. The remaining increase in interest checking deposits was due to continued growth from the preferred checking program which was introduced in early 2011 and growth from maturing certificates of deposits. Money market

Fifth Third Bancorp	53

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

deposits increased $1.9 billion, or 38%, due to account migration from savings deposits which decreased $1.9 billion, or nine percent, from December 31, 2011. Other time deposits decreased primarily as a result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts.

Included in core deposits are foreign office deposits, which are primarily Eurodollar sweep accounts from the Bancorp’s commercial customers. These accounts bear interest rates at slightly higher than money market accounts and unlike repurchase agreements the Bancorp does not have to pledge collateral.

The Bancorp uses certificates of deposit $100,000 and over, as a method to fund earning asset growth. At December 31, 2012, certificates $100,000 and over increased $245 million, or eight percent, compared to December 31, 2011 due to the diversification of funding sources through the issuance of retail and institutional certificates of deposits in the fourth quarter of 2012.

The following table presents average deposits for the twelve months ending December 31:

TABLE 23: AVERAGE DEPOSITS

As of December 31 ($ in millions)	2012	2011	2010	2009	2008
Demand	$27,196	23,389	19,669	16,862	14,017
Interest checking	23,096	18,707	18,218	15,070	14,191
Savings	21,393	21,652	19,612	16,875	16,192
Money market	4,903	5,154	4,808	4,320	6,127
Foreign office	1,528	3,490	3,355	2,108	2,153
Transaction deposits	78,116	72,392	65,662	55,235	52,680
Other time	4,306	6,260	10,526	14,103	11,135
Core deposits	82,422	78,652	76,188	69,338	63,815
Certificates—$100,000 and over	3,102	3,656	6,083	10,367	9,531
Other	27	7	6	157	2,067
Total average deposits	$85,551	82,315	82,277	79,862	75,413

On an average basis, core deposits increased $3.8 billion, or five percent, compared to December 31, 2011 due to an increase of $5.7 billion, or eight percent, in average transaction deposits partially offset by a decrease of $2.0 billion, or 31%, in average other time deposits. The increase in average transaction deposits was driven by an increase in average demand deposits and average interest checking deposits, partially offset by a decrease in average foreign office deposits due to the reasons discussed in the end of period section. The decrease in average other time deposits was due to the reasons discussed in the end of period discussion.

On an end of period basis, other time deposits and certificates $100,000 and over totaled $7.3 billion and $7.7 billion at December 31, 2012 and 2011, respectively. All of these deposits were interest-bearing.

The contractual maturities of certificates $100,000 and over as of December 31, 2012 are summarized in the following table:

TABLE 24: CONTRACTUAL MATURITIES OF CERTIFICATES $100,000 AND OVER
As of December 31 ($ in millions)	2012
Three months or less	$1,444
After three months through six months	230
After six months through 12 months	639
After 12 months	971
Total	$3,284

The contractual maturities of other time deposits and certificates $100,000 and over as of December 31, 2012 are summarized in the following table:

TABLE 25: CONTRACTUAL MATURITIES OF OTHER TIME DEPOSITS AND CERTIFICATES $100,000 AND OVER
As of December 31 ($ in millions)	2012
Next 12 months	$4,834
13-24 months	1,464
25-36 months	565
37-48 months	231
49-60 months	152
After 60 months	53
Total	$7,299

Borrowings

Total borrowings increased $1.0 billion, or eight percent, from December 31, 2011 due to an increase in other short-term borrowings and federal funds purchased, partially offset by a decrease in long-term debt. Total borrowings as a percentage of interest-bearing liabilities were 19% at both December 31, 2012 and 2011.

54	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 26: BORROWINGS
As of December 31 ($ in millions)	2012	2011	2010	2009	2008
Federal funds purchased	$901	346	279	182	287
Other short-term borrowings	6,280	3,239	1,574	1,415	9,959
Long-term debt	7,085	9,682	9,558	10,507	13,585
Total borrowings	$14,266	13,267	11,411	12,104	23,831

Federal funds purchased increased by $555 million, or 160%, from December 31, 2011 driven by an increase in excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings increased $3.0 billion, or 94%, from December 31, 2011 driven by an increase of $3.2 billion in short-term FHLB borrowings offset by a decrease of $132 million in securities sold under repurchase agreements which are accounted for as collateralized financing transactions. The level of these borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Long-term debt decreased $2.6 billion, or 27%, from December 31, 2011 driven by the redemption of $1.4 billion of TruPS during the third quarter of 2012 and the extinguishment of $1.0 billion of long-term FHLB advances during the fourth quarter of 2012.

TABLE 27: AVERAGE BORROWINGS
As of December 31 ($ in millions)	2012	2011	2010	2009	2008
Federal funds purchased	$560	345	291	517	2,975
Other short-term borrowings	4,246	2,777	1,635	6,463	7,785
Long-term debt	9,043	10,154	10,902	11,035	13,903
Total average borrowings	$13,849	13,276	12,828	18,015	24,663

Average total borrowings increased $573 million, or four percent, compared to December 31, 2011, primarily due to an increase in average federal funds purchased and other short-term borrowings, partially offset by a decrease in average long-term debt. Average federal funds purchased increased $215 million, or 62%, primarily due to an increase in excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Average other short-term borrowings increased $1.5 billion, or 53%, primarily due to the previously mentioned increase in short-term FHLB borrowings. Average long-term debt decreased $1.1 billion, or 11%, primarily due to the previously mentioned extinguishment of $1.0 billion in long-term FHLB borrowings and the redemption of $1.4 billion of certain TruPS during the year ended December 31, 2012.

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

The assumption of risk requires robust and active risk management practices that comprise an integrated and comprehensive set of activities, measures and strategies that apply to the entire organization. The Bancorp has established a Risk Appetite Framework that provides the foundations of corporate risk capacity, risk appetite and risk tolerances. The Bancorp’s risk capacity is represented by its available financial resources. Risk capacity sets an absolute limit on risk-assumption in the Bancorp’s annual and strategic plans. The Bancorp understands that not all financial resources may persist as viable loss buffers over time. Further, consideration must be given to planned or foreseeable events that would reduce risk capacity. Those factors take the form of capacity adjustments to arrive at an Operating Risk Capacity which represents the operating risk level the Bancorp can assume while maintaining its solvency standard. The Bancorp’s policy currently discounts its Operating Risk Capacity by a minimum of five percent to provide a buffer; as a result, the Bancorp’s risk appetite is limited by policy to, at most, 95% of its Operating Risk Capacity.

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

•

Regulatory Compliance Risk Management ensures that processes are in place to monitor and comply with federal and state banking regulations, including processes related to fiduciary, community reinvestment act and fair lending compliance. The function also has the responsibility for maintenance of an enterprise-wide compliance framework; and

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

Credit Risk Review is an independent function responsible for evaluating the sufficiency of underwriting, documentation and approval processes for consumer and commercial credits; the accuracy of risk grades assigned to commercial credit exposure; nonaccrual status; specific reserves and monitoring of charge-offs. Credit Risk Review reports directly to the Risk and Compliance Committee of the Board of Directors and administratively to the Chief Auditor.

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

The following tables provide a summary of potential problem loans as of December 31:

TABLE 28: POTENTIAL PROBLEM LOANS

As of December 31, 2012 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,015	1,017	1,212
Commercial mortgage	848	849	851
Commercial construction	87	87	100
Commercial leases	9	9	9
Total	$1,959	1,962	2,172

TABLE 29: POTENTIAL PROBLEM LOANS

As of December 31, 2011 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,376	1,376	1,744
Commercial mortgage	1,215	1,216	1,223
Commercial construction	239	240	258
Commercial leases	33	33	33
Total	$2,863	2,865	3,258

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for modeling expected losses. The dual risk rating system includes thirteen probabilities of default grade categories and an additional six grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-category risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system as a commercial credit risk management tool. The Bancorp is assessing the necessary modifications to the dual risk rating system outputs to develop a GAAP compliant ALLL model and will make a decision on the use of modified dual risk ratings for purposes of determining the Bancorp’s ALLL once the FASB has issued a final standard regarding proposed methodology changes to the determination of credit impairment as outlined in the FASB’s proposed Accounting Standard Update—Financial Instruments–Credit Losses (Subtopic 825-15) issued on December 20, 2012. Scoring systems, various analytical tools and delinquency monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer and small business loan portfolios.

Fifth Third Bancorp	57

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General economic conditions showed only modest improvement in 2011 and 2012 as the economic recovery struggled to gain any significant momentum. Uncertainty in terms of finding long term solutions for federal government deficit spending continues to weigh on the economy. Geographically, the Bancorp continues to experience the most stress in Michigan and Florida due to the decline in real estate values. Real estate value deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn. Among commercial portfolios, the homebuilder, residential developer and portions of the remaining non-owner occupied commercial real estate portfolios continue to remain under stress.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in 2007 and new commercial non-owner occupied real estate lending in 2008, discontinued the origination of brokered home equity products at the end of 2007 and tightened underwriting standards across both the commercial and consumer loan product offerings. With the stabilization of certain real estate markets, the Bank began to selectively originate new homebuilder and developer lending and non-owner occupied commercial lending real estate in the third quarter of 2011. However, the level of new originations is below the amortization and pay-off of the current portfolio. Since the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries, the Bancorp has sold certain consumer loans and sold or transferred to held for sale certain commercial loans. Throughout 2011 and 2012, the Bancorp continued to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, tightening underwriting standards on commercial loans and across the consumer loan portfolio, as well as utilizing expanded commercial and consumer loan workout teams. For commercial and consumer loans owned by the Bancorp, loan modification strategies are developed that are workable for both the borrower and the Bancorp when the borrower displays a willingness to cooperate. These strategies typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP 2.0 programs. For loans refinanced under the HARP 2.0 program, the Bancorp strictly adheres to the underwriting requirements of the program and promptly sells the refinanced loan back to the agencies. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics. The Bancorp participates in trial modifications in conjunction with the HAMP program for loans it services for FHLMC and FNMA. As these trial modifications relate to loans serviced for others, they are not included in the Bancorp’s troubled debt restructurings as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loan. As of December 31, 2012, repurchased loans restructured or refinanced under these programs were immaterial to the Bancorp’s Consolidated Financial Statements. Additionally, as of December 31, 2012, $475 million of loans refinanced under HARP 2.0 were included in loans held for sale in the Bancorp’s Consolidated Balance Sheets. For the year ended December 31, 2012 the Bancorp recognized $218 million of fee income in mortgage banking net revenue in the Bancorp’s Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP 2.0 programs.

In the financial services industry, there has been heightened focus on foreclosure activity and processes. The Bancorp actively works with borrowers experiencing difficulties and has regularly modified or provided forbearance to borrowers where a workable solution could be found. Foreclosure is a last resort, and the Bancorp undertakes foreclosures only when it believes they are necessary and appropriate and is careful to ensure that customer and loan data are accurate. Reviews of the Bancorp’s foreclosure process and procedures conducted in 2010 did not reveal any material deficiencies. These reviews were expanded and extended in 2011 to improve the Bancorp’s processes as additional aspects of the industry’s foreclosure practices have come under intensified scrutiny and criticism. These reviews are complete and the Bancorp has enhanced some of its processes and procedures to address some concerns that were raised and to comply with changes in state laws.

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

58	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 30: COMMERCIAL MORTGAGE LOANS OUTSTANDING BY LTV, LOANS GREATER THAN $1 MILLION

As of December 31, 2012 ($ in millions)	LTV > 100%	LTV 80-100%	LTV ≤ 80%
Commercial mortgage owner-occupied loans	$390	302	2,325
Commercial mortgage nonowner-occupied loans	450	605	1,955
Total	$840	907	4,280

TABLE 31: COMMERCIAL MORTGAGE LOANS OUTSTANDING BY LTV, LOANS GREATER THAN $1 MILLION

As of December 31, 2011($ in millions)	LTV > 100%	LTV 80-100%	LTV ≤ 80%
Commercial mortgage owner-occupied loans	$528	419	2,353
Commercial mortgage nonowner-occupied loans	684	734	2,164
Total	$1,212	1,153	4,517

The following table provides detail on commercial loan and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 32: COMMERCIAL LOAN AND LEASE PORTFOLIO (EXCLUDING LOANS HELD FOR SALE)

	2012			2011
As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Manufacturing	$9,982	18,414	58	$9,020	17,065	116
Real estate	5,588	6,840	198	6,274	7,060	299
Financial services and insurance	4,886	12,062	54	4,596	9,975	46
Business services	4,600	6,917	56	3,898	5,976	78
Healthcare	4,079	6,094	14	3,477	5,179	15
Wholesale trade	4,042	7,401	26	3,656	6,796	50
Transportation and warehousing	3,105	4,222	3	2,304	3,152	16
Retail trade	2,624	5,699	38	2,639	5,548	56
Construction	1,995	3,254	105	2,226	3,470	199
Mining	1,683	2,767	—	1,157	1,994	7
Communication and information	1,547	2,631	19	1,128	2,117	3
Accommodation and food	1,478	2,160	17	1,127	1,636	22
Other services	1,156	1,517	42	998	1,503	48
Entertainment and recreation	914	1,393	11	874	1,228	18
Utilities	608	2,009	—	564	1,752	—
Public administration	441	693	—	644	886	—
Agribusiness	376	527	44	425	564	65
Individuals	281	335	12	460	512	20
Other	3	2	—	5	5	—
Total	$49,388	84,937	697	$45,472	76,418	1,058
By loan size:
Less than $200,000	2%	1	9	2%	2	7
$200,000 to $1 million	6	5	22	8	6	23
$1 million to $5 million	15	12	28	18	15	32
$5 million to $10 million	11	9	13	12	10	15
$10 million to $25 million	27	25	24	28	25	19
Greater than $25 million	39	48	4	32	42	4
Total	100%	100	100	100%	100	100
By state:
Ohio	20%	24	13	24%	27	16
Michigan	11	10	17	13	11	22
Illinois	8	8	8	7	8	10
Florida	7	6	19	8	6	17
Indiana	5	5	11	5	5	10
Kentucky	4	3	4	4	4	4
North Carolina	3	3	2	3	3	4
Tennessee	3	3	5	3	3	2
Pennsylvania	3	2	1	2	2	1
All other states	36	36	20	31	31	14
Total	100%	100	100	100%	100	100

Fifth Third Bancorp	59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the

Bancorp’s loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas.

The following table provides analysis of each of the categories of loans (excluding loans held for sale) by state as of December 31, 2012 and 2011:

TABLE 33: NON-OWNER OCCUPIED COMMERCIAL REAL ESTATE (a)

As of December 31, 2012 ($ in millions)					For the Year Ended December 31, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,236	1,351	—	39	19
Michigan	1,098	1,123	—	49	32
Florida	596	632	—	42	20
Illinois	430	481	—	21	11
Indiana	283	303	—	14	2
North Carolina	205	228	—	12	6
All other states	972	1,250	—	33	(3)
Total	$4,820	5,368	—	210	87
(a)	Included in commercial mortgage and commercial construction loans on the Consolidated Balance Sheets.

TABLE 34: NON-OWNER OCCUPIED COMMERCIAL REAL ESTATE (a)

As of December 31, 2011 ($ in millions)					For the Year Ended December 31, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,958	2,125	1	88	64
Michigan	1,443	1,476	1	77	39
Florida	713	740	—	72	44
Illinois	417	499	1	44	31
Indiana	312	316	—	13	6
North Carolina	302	332	—	33	13
All other states	586	650	—	35	14
Total	$5,731	6,138	3	362	211
(a)	Included in commercial mortgage and commercial construction loans on the Consolidated Balance Sheets.

TABLE 35: HOMEBUILDER AND DEVELOPER (a)

As of December 31, 2012 ($ in millions)					For the Year Ended December 31, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$133	199	—	11	7
Michigan	52	60	—	6	7
Florida	32	59	—	3	10
North Carolina	24	34	—	4	1
Indiana	18	21	—	8	—
Illinois	28	31	—	8	3
All other states	31	35	—	2	—
Total	$318	439	—	42	28
(a)	Homebuilder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $73 and a total exposure of $132 are also included in Table 33: Non-Owner Occupied Commercial Real Estate.

60	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 36: HOMEBUILDER AND DEVELOPER (a)

As of December 31, 2011 ($ in millions)					For the Year Ended December 31, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$166	234	—	15	22
Michigan	108	128	—	8	7
Florida	64	73	—	27	12
North Carolina	50	56	—	13	7
Indiana	51	56	—	10	3
Illinois	16	27	—	9	4
All other states	57	69	—	14	1
Total	$512	643	—	96	56
(a)	Homebuilder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $136 and a total exposure of $222 are also included in Table 34: Non-Owner Occupied Commercial Real Estate.

Fifth Third Bancorp	61

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

Residential Mortgage Portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio.

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

The following table provides an analysis of the residential mortgage portfolio loans outstanding, excluding held for sale, by LTV at origination:

TABLE 37: RESIDENTIAL MORTGAGE PORTFOLIO LOANS BY LTV AT ORIGINATION

	2012		2011
As of December 31 ($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV > 80%	$8,993	65.8%	$7,876	66.6%
LTV > 80%, with mortgage insurance	1,165	93.6	1,030	92.7
LTV > 80%, no mortgage insurance	1,859	95.6	1,766	95.6
Total	$12,017	73.1%	$10,672	73.9%

The following tables provide analysis of the residential mortgage portfolio loans outstanding, excluding held for sale, with a greater than 80% LTV ratio and no mortgage insurance as of December 31, 2012 and 2011:

TABLE 38: RESIDENTIAL MORTGAGE PORTFOLIO LOANS, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

As of December 31, 2012 ($ in millions)				For the Year Ended December 31, 2012
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$600	4	24	13
Michigan	310	1	10	10
Florida	262	—	17	15
North Carolina	111	1	5	3
Indiana	115	1	5	2
Illinois	193	1	5	3
Kentucky	89	1	2	1
All other states	179	—	5	5
Total	$1,859	9	73	52

62	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 39: RESIDENTIAL MORTGAGE PORTFOLIO LOANS, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

As of December 31, 2011 ($ in millions)				For the Year Ended December 31, 2011
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$600	6	25	15
Michigan	305	1	14	13
Florida	283	2	27	29
North Carolina	123	—	4	7
Indiana	111	1	4	2
Illinois	122	1	3	2
Kentucky	84	1	3	1
All other states	138	1	5	7
Total	$1,766	13	85	76

Home Equity Portfolio

The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. The home equity line of credit offered by the Bancorp is a revolving facility with a 20-year term, minimum payments of interest only and a balloon payment of principal at maturity.

The ALLL provides coverage for probable and estimable losses in the home equity portfolio. The allowance attributable to the portion of the home equity portfolio that has not been restructured in a TDR is calculated on a pooled basis with first lien and junior-lien categories segmented in the determination of the probable credit losses in the home equity portfolio. The modeled loss factor for the home equity portfolio is based on the trailing twelve month historical loss rate for each category, as adjusted for certain prescriptive loss rate factors and certain qualitative adjustment factors to reflect risks associated with current conditions and trends. The prescriptive loss rate factors include adjustments for delinquency trends, LTV trends, refreshed FICO score trends and product mix. The qualitative factors include adjustments for credit administration and portfolio management, credit policy and underwriting and the national and local economy. The Bancorp considers home price index trends when determining the national and local economy qualitative factor.

The home equity portfolio is managed in two primary groups: loans outstanding with a LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $3.7 billion and $6.3 billion, respectively, as of December 31, 2012. Of the total $10.0 billion of outstanding home equity loans:

•	82% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois;
•	32% are in first lien positions and 68% are in second lien positions at December 31, 2012;
•	For approximately 1/3 of the home equity portfolio in a second lien position, the first lien is either owned or serviced by the Bancorp;
•	Over 80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the year ended December 31, 2012; and
•	The portfolio had an average refreshed FICO score of 735 and 734 at December 31, 2012 and 2011, respectively.

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

The following table provides an analysis of home equity loans outstanding disaggregated based upon refreshed FICO score:

TABLE 40: HOME EQUITY LOANS OUTSTANDING BY REFRESHED FICO SCORE

($ in millions)	December 31, 2012	% of Total	December 31, 2011	% of Total
First Liens:
FICO < 620	$224	2%	214	2%
FICO 621-719	653	6	643	6
FICO > 720	2,374	24	2,466	23
Total First Liens	3,251	32	3,323	31
Second Liens:
FICO < 620	661	7	750	7
FICO 621-719	1,817	18	1,929	18
FICO > 720	4,289	43	4,717	44
Total Second Liens	6,767	68	7,396	69
Total	$10,018	100%	10,719	100%

Fifth Third Bancorp	63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding in a first and second lien position by LTV at origination:

TABLE 41: HOME EQUITY LOANS OUTSTANDING BY LTV AT ORIGINATION

	2012		2011
As of December 31 ($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
First Liens:
LTV ≤ 80%	$2,763	54.9%	$2,800	54.9%
LTV > 80%	488	88.9	523	89.2
Total First Liens	3,251	60.2	3,323	60.4
Second Liens:
LTV ≤ 80%	3,602	67.3	3,882	67.3
LTV > 80%	3,165	91.6	3,514	91.8
Total Second Liens	6,767	80.5	7,396	81.0
Total	$10,018	73.4%	$10,719	74.0%

The following tables provide analysis of home equity loans by state with LTV greater than 80% as of December 31, 2012 and 2011:

TABLE 42: HOME EQUITY LOANS OUTSTANDING WITH LTV GREATER THAN 80%

As of December 31, 2012 ($ in millions)					For the Year Ended December 31, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,254	1,927	8	6	24
Michigan	795	1,108	6	4	24
Illinois	428	611	5	3	17
Indiana	348	521	2	2	5
Kentucky	327	499	2	1	6
Florida	130	175	2	3	8
All other states	371	491	4	2	17
Total	$3,653	5,332	29	21	101

TABLE 43: HOME EQUITY LOANS OUTSTANDING WITH LTV GREATER THAN 80%

As of December 31, 2011 ($ in millions)					For the Year Ended December 31, 2011
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,393	2,083	12	7	33
Michigan	884	1,197	8	4	37
Illinois	448	630	8	2	17
Indiana	391	573	2	2	9
Kentucky	366	549	3	2	8
Florida	146	190	4	3	17
All other states	409	519	5	2	19
Total	$4,037	5,741	42	22	140

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of December 31, 2012, 50% of the automobile loan portfolio is comprised of new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile loans outstanding by LTV at origination:

TABLE 44: AUTOMOBILE LOANS OUTSTANDING WITH LTV AT ORIGINATION

	2012		2011
As of December 31 ($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 100%	$8,123	81.5%	$7,805	81.7%
LTV > 100%	3,849	110.8	4,022	111.5
Total	$11,972	91.2%	$11,827	92.1%

64	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100% as of December 31, 2012 and 2011, respectively:

TABLE 45: AUTOMOBILE LOANS OUTSTANDING WITH LTV GREATER THAN 100%

As of December 31, 2012 ($ in millions)				For the Year Ended December 31, 2012
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$409	—	—	2
Illinois	232	—	—	2
Michigan	221	—	—	2
Indiana	158	—	—	1
Florida	194	—	—	1
Kentucky	141	—	—	1
All other states	2,494	4	2	15
Total	$3,849	4	2	24

TABLE 46: AUTOMOBILE LOANS OUTSTANDING WITH LTV GREATER THAN 100%

As of December 31, 2011 ($ in millions)				For the Year Ended December 31, 2011
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$425	1	—	3
Illinois	291	—	—	3
Michigan	245	—	—	2
Indiana	181	—	—	2
Florida	192	—	—	3
Kentucky	158	—	—	1
All other states	2,530	3	2	20
Total	$4,022	4	2	34

European Exposure

The Bancorp has no direct sovereign exposure to any European nation as of December 31, 2012. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $2.6 billion and funded exposure was $1.5 billion as of December 31, 2012. Additionally, the Bancorp was within its established country exposure limits for all European countries.

Certain European countries have been experiencing increased levels of stress throughout 2012 including Greece, Ireland, Italy, Portugal and Spain. The Bancorp’s total exposure to businesses domiciled or owned by companies and financial institutions in these countries was approximately $210 million and funded exposure was $115 million as of December 31, 2012.

The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and financial institutions as of December 31, 2012:

TABLE 47: EUROPEAN EXPOSURE

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
	Total	Funded	Total	Funded	Total	Funded	Total	Funded
($ in millions)	Exposure	Exposure	Exposure	Exposure	Exposure	Exposure	Exposure (a)	Exposure
Peripheral Europe(b)	$—	—	26	—	184	115	210	115
Other Eurozone(c)	—	—	50	46	1,463	846	1,513	892
Total Eurozone	—	—	76	46	1,647	961	1,723	1,007
Other Europe(d)	—	—	62	32	821	485	883	517
Total Europe	$—	—	138	78	2,468	1,446	2,606	1,524
(a)	Total exposure includes funded exposure and unfunded commitments, reported net of collateral.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Euro (primarily the United Kingdom and Switzerland).

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 48.

Fifth Third Bancorp	65

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Residential mortgage loans are typically placed on nonaccrual status when principal and interest payments have become past due 150 days unless such loans are both well secured and in the process of collection. Residential mortgage loans may stay on nonaccrual status for an extended time as the foreclosure process typically lasts longer than 180 days. Typically, home equity loans are reported on nonaccrual status if principal or interest has been in default for 180 days or more unless the loan is both well secured and in the process of collection. Residential mortgage, home equity, automobile and other consumer loans and leases that have been modified in a TDR and subsequently become past due 90 days are placed on nonaccrual status unless the loan is both well secured and in the process of collection. Commercial and credit card loans that have been modified in a TDR are classified as nonaccrual unless such loans have a sustained repayment performance of six months or greater and the Bancorp is reasonably assured of repayment in accordance with the restructured terms. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premiums, accretion of loan discounts and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued, but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of the principal is deemed a loss, the loss amount is charged off to the ALLL.

Total nonperforming assets, including loans held for sale, were $1.3 billion at December 31 2012 compared to $2.0 billion at December 31, 2011. At December 31, 2012, $29 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $138 million at December 31, 2011.

Nonperforming assets as a percentage of total loans, leases and other assets, including OREO and nonaccrual loans held for sale as of December 31, 2012 were 1.48%, compared to 2.32% as of December 31, 2011. Excluding nonaccrual loans held for sale, nonperforming assets as a percentage of portfolio loans, leases and other assets, including OREO was 1.49% as of December 31, 2012, compared to 2.23% as of December 31, 2011. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 67% of nonaccrual loans and leases were secured by real estate as of December 31, 2012 compared to 69% as of December 31, 2011.

Commercial nonperforming loans and leases were $726 million at December 31, 2012, a decrease of $470 million from December 31, 2011. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at December 2012 decreased $361 million compared to December 31, 2011. The decrease from December 31, 2011 was due to a continued decrease in new nonaccruals and an increase in paydowns and payoffs in 2012 due to improved delinquency metrics and an improvement in underlying loss trends.

Consumer nonperforming loans and leases were $332 million at December 31, 2012, a decrease of $48 million from December 31, 2011. The decrease is due to the continued moderation in general economic conditions in 2012. Home equity nonaccrual levels remain modest as the Bancorp continues to fully charge-off a high proportion of the severely delinquent loans at 180 days past due.

Geography continues to be a large driver of nonaccrual activity as Florida properties represent approximately 14% and 8% of residential mortgage and home equity balances, respectively, but represent 47% and 19% of nonaccrual loans for each category. Refer to Table 49 for a rollforward of the nonperforming loans and leases.

Consumer restructured loans on accrual status totaled $1.7 billion and $1.6 billion at December 31, 2012 and 2011, respectively. As of December 31, 2012, the percentage of restructured residential mortgage loans, home equity loans and credit card loans that are past due 30 days or more are 25%, 13% and 14%, respectively.

OREO and other repossessed property was $257 million at December 31, 2012, compared to $378 million at December 31, 2011. The decrease from December 31, 2011 was primarily due to a decrease in new OREO properties reflecting the changes made to the Bancorp’s underwriting of real estate loans in prior periods as well as improvements in general economic conditions during 2011 and 2012. The Bancorp recognized $74 million and $171 million in losses on the sale or write-down of OREO properties in 2012 and 2011, respectively. These losses are primarily reflective of the continued stress in the Michigan and Florida markets for commercial real estate and residential mortgage loans as Michigan and Florida represented 14% and 17%, respectively, of total OREO losses in 2012 compared with 16% and 26%, respectively, in 2011. Properties in Michigan and Florida accounted for 38% of OREO at December 31, 2012, compared to 42% at December 31, 2011.

In 2012 and 2011, approximately $102 million and $125 million, respectively, of interest income would have been recorded if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

66	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 48: SUMMARY OF NONPERFORMING ASSETS AND DELINQUENT LOANS

As of December 31 ($ in millions)	2012	2011	2010	2009	2008
Nonaccrual loans and leases:
Commercial and industrial loans	$234	408	473	734	541
Commercial mortgage loans	215	358	407	898	482
Commercial construction loans	70	123	182	646	362
Commercial leases	1	9	11	67	21
Residential mortgage loans	114	134	152	275	259
Home equity	30	25	23	21	26
Automobile loans	—	—	1	1	5
Other consumer loans and leases	1	1	84	—	—
Restructured loans and leases:
Commercial and industrial loans	96	79	95	35	—
Commercial mortgage loans	67	63	28	4	—
Commercial construction loans	6	15	10	8	—
Commercial leases	8	3	8	—	—
Residential mortgage loans(a)	123	141	116	137	20
Home equity(a)	23	29	33	33	29
Automobile loans(a)	2	2	2	1	1
Credit card	39	48	55	87	30
Total nonperforming loans and leases(e)	1,029	1,438	1,680	2,947	1,776
OREO and other repossessed property(d)	257	378	494	297	230
Total nonperforming assets	1,286	1,816	2,174	3,244	2,006
Nonaccrual loans held for sale	29	138	294	224	473
Total nonperforming assets including loans held for sale	$1,315	1,954	2,468	3,468	2,479
Loans and leases 90 days past due and accruing:
Commercial and industrial loans	$1	4	16	118	76
Commercial mortgage loans	22	3	11	59	136
Commercial construction loans	1	1	3	17	74
Commercial leases	—	—	—	4	4
Residential mortgage loans(c)	75	79	100	189	198
Home equity	58	74	89	99	96
Automobile loans	8	9	13	17	21
Credit card and other	30	30	42	64	56
Other consumer loans and leases	—	—	—	—	1
Total loans and leases 90 days past due and accruing(f)	$195	200	274	567	662
Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(b)	1.49%	2.23	2.79	4.22	2.38
Allowance for loan and lease losses as a percent of nonperforming assets(a)(b)	144	124	138	116	139
(a)	During 2009, the Bancorp modified its consumer nonaccrual policy to exclude TDR loans that were less than 90 days past due because they were performing in accordance with the restructured terms. For comparability purposes, prior periods were adjusted to reflect this reclassification.
(b)	Excludes nonaccrual loans held for sale.
(c)	Information for all periods presented excludes advances made pursuant to servicing agreements to GNMA mortgage loan pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2012, 2011, 2010, 2009, and 2008 these advances were $414, $309, $279, $130 and $40 respectively. The Bancorp recognized credit losses of $2 million for the year ended December 31, 2012 and immaterial credit losses for 2011 due to claim denials and curtailments associated with these advances.
(d)	Excludes $72, $64, $38, $15 and $23 of OREO related to government insured loans at December 31, 2012, 2011, 2010, 2009, and 2008, respectively.
(e)	Includes $10, $17, $24, $32, and $29 of nonaccrual government insured commercial loans whose repayments are insured by the Small Business Administration at December 31, 2012, 2011, 2010, 2009, and 2008, respectively, and $1 and $2 of restructured nonaccrual government insured commercial loans at December 31, 2012 and 2011, respectively and zero for 2010, 2009 and 2008.
(f)	Includes an immaterial amount of government insured commercial loans 90 days past due and accruing whose repayments are insured by the Small Business Administration at December 31, 2012, 2011, 2010, 2009, and 2008.

Fifth Third Bancorp	67

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 49: ROLLFORWARD OF PORTFOLIO NONPERFORMING LOANS AND LEASES

For the year ended December 31, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Beginning Balance	$1,058	275	105	1,438
Transfers to nonperforming	560	318	354	1,232
Transfers to performing	(22)	(45)	(73)	(140)
Transfers to performing (restructured)	(31)	(57)	(90)	(178)
Transfers to held for sale	(13)	—	—	(13)
Loans sold from portfolio	(36)	(4)	—	(40)
Loan paydowns/payoffs	(466)	(121)	(12)	(599)
Transfers to other real estate owned	(108)	(71)	—	(179)
Charge-offs	(297)	(58)	(194)	(549)
Draws/other extensions of credit	52	—	5	57
Ending Balance	$697	237	95	1,029

For the year ended December 31, 2011 ($ in millions)
Beginning Balance	$1,214	268	198	1,680
Transfers to nonperforming	1,075	396	456	1,927
Transfers to performing	(23)	(45)	(85)	(153)
Transfers to performing (restructured)	(1)	(74)	(95)	(170)
Transfers from held for sale	4	—	—	4
Transfers to held for sale	(92)	—	—	(92)
Loans sold from portfolio	(57)	(1)	(21)	(79)
Loan paydowns/payoffs	(425)	(85)	(13)	(523)
Transfers to other real estate owned	(110)	(79)	—	(189)
Charge-offs	(554)	(106)	(342)	(1,002)
Draws/other extensions of credit	27	1	7	35
Ending Balance	$1,058	275	105	1,438

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

At the time of modification, the Bancorp maintains certain consumer loan TDRs (including residential mortgage loans, home equity loans, and other consumer loans) on accrual status, provided there is reasonable assurance of repayment and performance according to the modified terms based upon a current, well-documented credit evaluation. Commercial loans modified as part of a TDR are maintained on accrual status provided there is a sustained payment history of six months or greater prior to the modification in accordance with the modified terms and all remaining contractual payments under the modified terms are reasonably assured of collection. TDRs of commercial loans and credit card loans that do not have a sustained payment history of six months or greater in accordance with the modified terms remain on nonaccrual status until a six-month payment history is sustained.

During the third quarter of 2012, the OCC, a national bank regulatory agency, issued interpretive guidance that requires Chapter 7 non-reaffirmed loans to be accounted for as nonperforming TDRs and collateral dependent loans regardless of their payment history and capacity to pay in the future. The Bancorp’s banking subsidiary is a state chartered bank and therefore is not subject to guidance of the OCC, however, the Bancorp is closely following these developments and is in communication with its regulators to evaluate their position on this new guidance. At December 31, 2012, the Bancorp had loans with unpaid principal balances totaling approximately $175 million that could potentially be impacted by this guidance, of which approximately 87% are current with their original contractual payments and approximately one third of which are already classified as TDRs. This guidance, if fully adopted by the Bancorp’s regulators, would result in additional charge-offs of approximately $70 million as well as additional TDRs and possible increases to nonperforming assets.

The following table summarizes TDRs by loan type and delinquency status:

TABLE 50: PERFORMING AND NONPERFORMING TDRs

	Performing
As of December 31, 2012 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial	$ 431	—	—	177	$608
Residential mortgages(a)	1,006	70	99	123	1,298
Home equity	377	35	—	23	435
Credit card	35	—	—	39	74
Automobile and other consumer loans and leases	31	2	—	2	35
Total	$ 1,880	107	99	364	$2,450
(a)	Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2012, these advances represented $107 of current loans, $26 of 30-89 days past due loans and $79 of 90 days or more past due loans.

68	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Loan Charge-offs

Net charge-offs were 85 bps and 149 bps of average portfolio loans and leases for the years ended December 31, 2012 and 2011, respectively. Table 51 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases decreased to 63 bps during 2012 compared to 126 bps in 2011, as a result of decreases in net charge-offs of $257 million coupled with an increase in average portfolio commercial loan and lease balances of $3.0 billion. Decreases in net charge-offs were realized across all commercial loan types, excluding commercial leases, and were primarily due to improvements in general economic conditions and previous actions taken by the Bancorp to address problem loans. Among several actions taken by the Bancorp were suspending homebuilder and developer lending in 2007 and non-owner occupied commercial real estate lending in 2008 and tightened underwriting standards across all commercial loan product offerings. The Bancorp resumed homebuilder and developer lending and non-owner occupied commercial real estate lending in the third quarter of 2011. Net charge-offs for 2012 related to non-owner occupied commercial real estate were $87 million compared to $211 million in 2011. Net charge-offs related to non-owner occupied commercial real estate are recorded in the commercial mortgage loans and commercial construction loans captions in Table 51. Net charge-offs on these loans represented 29% of total commercial loan and lease net charge-offs in 2012 and 38% in 2011.

The ratio of consumer loan and lease net charge-offs to average consumer loans and leases decreased to 113 bps in 2012 compared to 179 bps in 2011. Residential mortgage loan net charge-offs, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $51 million from the prior year as a result of improvements in delinquencies and a decrease in the average loss recorded per charge-off. The Bancorp’s combined Florida and Michigan markets accounted for 66% and 58% of net charge-offs on residential mortgage loans in the portfolio in 2012 and 2011, respectively. Fifth Third expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality, shorter duration residential mortgage loans that are originated through its branch network as a low-cost, refinance product of conforming residential mortgage loans.

Home equity net charge-offs decreased $63 million compared to the prior year, primarily due to decreases in net charge-offs in the Michigan market. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration or property devaluation.

Automobile loan net charge-offs decreased $22 million compared to 2011, due to the origination of high credit quality loans as a result of tighter underwriting standards and higher resale on automobiles sold at auction.

Credit card net charge-offs decreased $24 million from 2011 reflecting improving delinquency trends, aggressive line management, and stabilization in unemployment levels. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Other consumer loan net charge-offs decreased $51 million compared to 2011 due to charge-offs of $56 million recognized in 2011 associated with certain consumer loans that were acquired during the fourth quarter of 2010 when the Bancorp foreclosed on a commercial loan that was collateralized by individual consumer loans.

Fifth Third Bancorp	69

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 51: SUMMARY OF CREDIT LOSS EXPERIENCE

For the years ended December 31 ($ in millions)	2012	2011	2010	2009	2008
Losses charged off:
Commercial and industrial loans	$(194)	(314)	(631)	(768)	(667)
Commercial mortgage loans	(120)	(211)	(541)	(436)	(618)
Commercial construction loans	(34)	(89)	(265)	(420)	(750)
Commercial leases	(10)	(1)	(7)	(11)	—
Residential mortgage loans	(129)	(180)	(441)	(359)	(243)
Home equity	(172)	(234)	(276)	(330)	(212)
Automobile loans	(55)	(85)	(132)	(189)	(168)
Credit card	(90)	(114)	(164)	(178)	(101)
Other consumer loans and leases	(33)	(86)	(28)	(28)	(32)
Total losses	(837)	(1,314)	(2,485)	(2,719)	(2,791)
Recoveries of losses previously charged off:
Commercial and industrial loans	29	38	45	50	18
Commercial mortgage loans	21	16	17	14	5
Commercial construction loans	9	4	13	4	2
Commercial leases	2	3	5	4	1
Residential mortgage loans	7	7	2	2	—
Home equity	15	14	12	8	7
Automobile loans	24	32	44	41	34
Credit card	16	16	9	8	7
Other consumer loans and leases	10	12	10	7	7
Total recoveries	133	142	157	138	81
Net losses charged off:
Commercial and industrial loans	(165)	(276)	(586)	(718)	(649)
Commercial mortgage loans	(99)	(195)	(524)	(422)	(613)
Commercial construction loans	(25)	(85)	(252)	(416)	(748)
Commercial leases	(8)	2	(2)	(7)	1
Residential mortgage loans	(122)	(173)	(439)	(357)	(243)
Home equity	(157)	(220)	(264)	(322)	(205)
Automobile loans	(31)	(53)	(88)	(148)	(134)
Credit card	(74)	(98)	(155)	(170)	(94)
Other consumer loans and leases	(23)	(74)	(18)	(21)	(25)
Total net losses charged off	$(704)	(1,172)	(2,328)	(2,581)	(2,710)
Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	0.50%	0.97	2.23	2.61	2.31
Commercial mortgage loans	1.02	1.89	4.58	3.43	4.80
Commercial construction loans	3.08	4.96	8.48	9.24	12.80
Commercial leases	0.22	(0.08)	0.05	0.22	(0.02)
Total commercial loans	0.63	1.26	3.10	3.27	3.99
Residential mortgage loans	1.07	1.75	5.49	4.15	2.47
Home equity	1.51	1.97	2.20	2.57	1.67
Automobile loans	0.26	0.47	0.85	1.68	1.56
Credit card	3.79	5.19	8.28	8.87	5.51
Other consumer loans and leases	7.02	15.29	2.58	2.14	2.10
Total consumer loans and leases	1.13	1.79	2.92	3.10	2.08
Total net losses charged off	0.85%	1.49	3.02	3.20	3.23

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

In 2012, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Consolidated Statements of Income.

The ALLL attributable to the portion of the residential mortgage and consumer loan and lease portfolio that has not been

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $154 million at December 31, 2012. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $51 million at December 31, 2012. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 52: CHANGES IN ALLOWANCE FOR CREDIT LOSSES

For the years ended December 31 ($ in millions)	2012	2011	2010	2009	2008
ALLL:
Balance, beginning of period	$2,255	3,004	3,749	2,787	937
Impact of change in accounting principle	—	—	45	—	—
Losses charged off	(837)	(1,314)	(2,485)	(2,719)	(2,791)
Recoveries of losses previously charged off	133	142	157	138	81
Provision for loan and lease losses	303	423	1,538	3,543	4,560
Balance, end of period	$1,854	2,255	3,004	3,749	2,787
Reserve for unfunded commitments:
Balance, beginning of period	$181	227	294	195	95
Impact of change in accounting principle	—	—	(43)	—	—
Provision for unfunded commitments	(2)	(46)	(24)	99	100
Balance, end of period	$179	181	227	294	195

Certain inherent, but unconfirmed losses are probable within the loan and lease portfolio. The Bancorp’s current methodology for determining the level of losses is based on historical loss rates, current credit grades, specific allocation on impaired commercial credits above specified thresholds and restructured residential mortgage and consumer loans and other qualitative adjustments. Due to the heavy reliance on realized historical losses and the credit grade rating process, the model-derived estimate of ALLL tends to slightly lag behind the deterioration in the portfolio, in a stable or deteriorating credit environment, and tend not to be as responsive when improved conditions have presented themselves. Given these model limitations, the qualitative adjustment factors may be incremental or decremental to the quantitative model results.

An unallocated component to the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases at December 31, 2012 and 2011 was 0.13% and 0.17%, respectively. The unallocated allowance was six percent of the total allowance as of December 31, 2012 and 2011.

As shown in Table 53, the ALLL as a percent of portfolio loan and leases was 2.16% at December 31, 2012, compared to 2.78% at December 31, 2011. The ALLL was $1.9 billion as of December 31, 2012, compared to $2.3 billion at December 31, 2011. The decrease is reflective of a number of factors including decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases and improvement in underlying loss trends.

Fifth Third Bancorp	71

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 53: ATTRIBUTION OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO PORTFOLIO LOANS AND LEASES

As of December 31 ($ in millions)	2012	2011	2010	2009	2008
Allowance attributed to:
Commercial and industrial loans	$802	929	1,123	1,282	824
Commercial mortgage loans	333	441	597	734	363
Commercial construction loans	33	77	158	380	252
Commercial leases	68	80	111	121	61
Residential mortgage loans	229	227	310	375	388
Home equity	143	195	265	294	289
Automobile loans	28	43	73	127	150
Credit card	87	106	158	199	148
Other consumer loans and leases	20	21	59	44	33
Unallocated	111	136	150	193	279
Total ALLL	$1,854	2,255	3,004	3,749	2,787
Portfolio loans and leases:
Commercial and industrial loans	$36,038	30,783	27,191	25,683	29,197
Commercial mortgage loans	9,103	10,138	10,845	11,803	12,502
Commercial construction loans	698	1,020	2,048	3,784	5,114
Commercial leases	3,549	3,531	3,378	3,535	3,666
Residential mortgage loans	12,017	10,672	8,956	8,035	9,385
Home equity	10,018	10,719	11,513	12,174	12,752
Automobile loans	11,972	11,827	10,983	8,995	8,594
Credit card	2,097	1,978	1,896	1,990	1,811
Other consumer loans and leases	290	350	681	780	1,122
Total portfolio loans and leases	$85,782	81,018	77,491	76,779	84,143
Attributed allowance as a percent of respective portfolio loans and leases:
Commercial and industrial loans	2.23%	3.02	4.13	4.99	2.82
Commercial mortgage loans	3.66	4.35	5.50	6.22	2.90
Commercial construction loans	4.73	7.55	7.71	10.04	4.93
Commercial leases	1.92	2.27	3.29	3.42	1.66
Residential mortgage loans	1.91	2.13	3.46	4.67	4.13
Home equity	1.43	1.82	2.30	2.41	2.27
Automobile loans	0.23	0.36	0.66	1.41	1.75
Credit card	4.15	5.36	8.33	10.00	8.17
Other consumer loans and leases	6.90	6.00	8.66	5.64	2.94
Unallocated (as a percent of total portfolio loans and leases)	0.13	0.17	0.19	0.25	0.33
Total portfolio loans and leases	2.16%	2.78	3.88	4.88	3.31

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

The Bancorp’s Executive ALCO, which includes senior management representatives and is accountable to the ERM Committee, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. In 2012, the NII and EVE ALCO policy limits were lowered to reflect the Bancorp’s current risk appetite and due to significant uncertainty with respect to the economic environment, market interest rates and balance sheet and deposit pricing behaviors. The policy limits were updated in conjunction with the Market Risk Management group and were approved by ALCO.

72	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming a 100 bps and 200 bps parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses at December 31, 2012. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of December 31:

TABLE 54: ESTIMATED NII SENSITIVITY PROFILE

	2012				2011
	Percent Change in NII (FTE)		ALCO Policy Limits		Percent Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	1.78%	7.75	(4.00)	(6.00)	0.35%	5.61	(5.00)	(7.00)
+100	0.90	3.78	—	—	—	2.64	—	—

At December 31, 2012, the Bancorp’s interest rate risk profile reflects moderate asset sensitivity in year one in contrast to a relatively neutral profile at December 31, 2011 with year two asset sensitivity increases from year one at both December 31, 2012 and 2011. The higher asset sensitivity at December 31, 2012 compared to December 31, 2011 is the result of growth in core deposit balances and lower market interest rates, partially offset by increases in fixed rate loan balances.

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

The following table shows the Bancorp’s EVE sensitivity profile as of December 31:

TABLE 55: ESTIMATED EVE SENSITIVITY PROFILE

	2012		2011
Change in Interest Rates (bps)	Change in EVE	ALCO Policy Limit	Change in EVE	ALCO Policy Limit
+200	2.16%	(12.00)	1.37%	(15.00)
+100	1.50		1.22
+25	0.43		0.32
-25	(0.52)		(0.25)

The EVE at risk profile suggests a positive impact from market rate increases of +25 bps through the +200 bps scenarios for 2012. The EVE at risk reported at December 31, 2012 for the +200 basis points scenario shows a change to a slightly more asset sensitive position compared to December 31, 2011. The primary factors contributing to the change are the decline in market interest rates over this time period, growth in core deposits and changes in the MSR risk profile, partially offset by the impact of an increase in fixed rate loan balances.

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

Use of Derivatives to Manage Interest Rate Risk

An integral component of the Bancorp’s interest rate risk management strategy is its use of derivative instruments to minimize significant fluctuations in earnings caused by changes in market interest rates. Examples of derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, options, swaptions and TBA securities.

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp enters into forward contracts accounted for as free-standing derivatives to economically hedge interest rate lock commitments that are also considered free-

Fifth Third Bancorp	73

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

standing derivatives. Additionally, the Bancorp economically hedges its exposure to mortgage loans held for sale through the use of forward contracts and mortgage options.

The Bancorp also establishes derivative contracts with major financial institutions to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. For further information including the notional amount and fair values of these derivatives, see Note 12 of the Notes to Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. Table 56 summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of December 31, 2012. Additionally, Table 57 displays a summary of expected principal cash flows occurring after one year for both fixed and floating/adjustable rate loans, as of December 31, 2012.

TABLE 56: PORTFOLIO LOAN AND LEASE CONTRACTUAL MATURITIES

As of December 31, 2012 ($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$9,822	23,971	2,245	36,038
Commercial mortgage loans	4,297	4,110	696	9,103
Commercial construction loans	299	369	30	698
Commercial leases	612	1,573	1,364	3,549
Subtotal—commercial loans and leases	15,030	30,023	4,335	49,388
Residential mortgage loans	3,213	4,879	3,925	12,017
Home equity	1,485	5,560	2,973	10,018
Automobile loans	4,798	6,945	229	11,972
Credit card	598	1,499	—	2,097
Other consumer loans and leases	232	55	3	290
Subtotal—consumer loans and leases	10,326	18,938	7,130	36,394
Total	$25,356	48,961	11,465	85,782

TABLE 57: PORTFOLIO LOAN AND LEASE PRINCIPAL CASH FLOWS OCCURING AFTER ONE YEAR

	Interest Rate
As of December 31, 2012 ($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,385	22,831
Commercial mortgage loans	1,319	3,487
Commercial construction loans	27	372
Commercial leases	2,937	—
Subtotal—commercial loans and leases	7,668	26,690
Residential mortgage loans	6,394	2,410
Home equity	1,058	7,475
Automobile loans	7,128	46
Credit card	627	872
Other consumer loans and leases	38	20
Subtotal—consumer loans and leases	15,245	10,823
Total	$22,913	37,513

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $697 million and $681 million as of December 31, 2012 and 2011, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during both 2012 and 2011. This caused modeled prepayments speeds to increase, which led to $103 million in temporary impairment on servicing rights during the year ended 2012, compared to $242 million in temporary impairment on servicing rights during the year ended 2011. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the mortgage servicing rights valuation, the Bancorp recognized net gains of $66 million and $354 million on its non-qualifying hedging strategy for the years ended 2012 and 2011, respectively. The net gains include net gains on the sale of securities related to the Bancorp’s non-qualifying hedging strategy of $3 million and $9 million for 2012 and 2011, respectively. During the fourth quarter of 2011, the Bancorp assessed the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Based on this review, the Bancorp adjusted its MSR hedging strategy to exclude the hedging of MSRs related to certain mortgage loans originated in 2008 and prior, representing approximately 16% of the carrying value of the MSR portfolio as of December 31, 2012. The

74	Fifth Third Bancorp

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

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2012 and 2011 was $549 million and $374 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected levels of deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. A summary of certain obligations and commitments to make future payments under contracts is included in Note 16 of the Notes to Consolidated Financial Statements.

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

Projected contractual maturities from loan and lease repayments are included in Table 56 of the Market Risk Management section of MD&A. Of the $15.2 billion of securities in the Bancorp’s available-for-sale portfolio at December 31, 2012, $3.8 billion in principal and interest is expected to be received in the next 12 months and an additional $2.2 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, see the Securities section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the years ended December 31, 2012 and 2011, the Bancorp sold loans totaling $21.7 billion and $15.2 billion, respectively. For further information on the transfer of financial assets, see Note 11 of the Notes to Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 82% of its average total assets during 2012, compared to 81% in 2011. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under the SEC rules. As of 2012, $5.6 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations, however, access to these markets may depend on market conditions. The Bancorp also has $19.0 billion of funding available for issuance through private offerings of debt securities pursuant to its bank note program and currently has approximately $33.7 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB. Additionally, from time to time the Bancorp may change the terms of the bank note program, including by increasing its size.

On March 7, 2012, the Bancorp issued $500 million in aggregate principal amount of 3.50% Senior Notes due March 15, 2022. On August 8, 2012, the Bancorp redeemed all $862.5 million of the outstanding TruPS issued by Fifth Third Capital Trust VI. In addition, on August 15, 2012, the Bancorp redeemed all $575 million of the outstanding TruPS issued by Fifth Third Capital Trust V. On December 7, 2012, the Bancorp terminated a $1.0 billion FHLB advance with a fixed rate of 4.56% and a maturity date of January 5, 2016. See Note 15 of the Notes to Consolidated Financial Statements for additional information regarding the Senior Notes, TruPS and FHLB advances.

Fifth Third Bancorp	75

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Bancorp’s credit ratings are summarized in Table 58. The ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. *

* As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 58: AGENCY RATINGS

As of February 22, 2013	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB	A—	AL
Subordinated debt	Baa2	BBB-	BBB+	BBBH
Fifth Third Bank:
Short-term	P-2	A-2	F1	R-1L
Long-term deposit	A3	No rating	A	A
Senior debt	A3	BBB+	A—	A
Subordinated debt	Baa1	BBB	BBB+	A (low)

CAPITAL MANAGEMENT

Management regularly reviews the Bancorp’s capital levels to help ensure it is appropriately positioned under various operating environments. The Bancorp has established a Capital Committee, which is responsible for all capital related decisions. The Capital Committee makes recommendations to management involving capital actions. These recommendations are reviewed and approved by the ERM Committee.

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

The Basel II advanced approach framework was finalized by U.S. banking agencies in 2007. Core banks, defined as those with consolidated total assets in excess of $250 billion or on balance sheet foreign exposures of $10 billion were required to adopt the advanced approach effective April 1, 2008. The Bancorp does not meet these thresholds and, therefore, is not subject to the requirements of Basel II.

The Dodd-Frank Act requires more stringent prudential standards, including capital and liquidity requirements, for larger institutions. It addresses the quality of capital components by limiting the degree to which certain hybrid instruments can be included. The Dodd-Frank Act will phase out the inclusion of certain TruPS as a component of Tier I risk-based capital beginning January 1, 2013. At December 31, 2012, the Bancorp’s Tier I risk-based capital included $810 million of TruPS representing approximately 74 bps of risk-weighted assets.

In December of 2010 and revised in June of 2011, the Basel Committee on Banking Supervision issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. The Bancorp continues to evaluate these proposals and their potential impact. Its current estimate of the pro-forma fully phased in Tier I common equity ratio at December 31, 2012 under the proposed capital rules is approximately 8.78%* compared with 9.51% as calculated under the existing Basel I capital framework. The primary drivers of the change from the existing Basel I capital framework to the Basel III proposal are an increase in Tier I common equity of approximately 39 bps (primarily from including AOCI) which would be more than offset by the impact of increases in risk-weighted assets (primarily from 1-4 family senior and junior lien residential mortgages and commitments with an original maturity of one year or less). The pro-forma Tier I common equity ratio exceeds the proposed minimum Tier I common equity ratio of 7% comprised of a minimum of 4.5% plus a capital conservation buffer of 2.5%. The pro-forma Tier I common equity ratio does not include the effect of any mitigating actions the Bancorp may undertake to offset the impact of the proposed capital enhancements. For further discussion on the Basel I and Basel III Tier I common equity ratios, see the Non-GAAP Financial Measures section of MD&A.

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

76	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 59: CAPITAL RATIOS

As of December 31 ($ in millions)	2012	2011	2010	2009	2008
Average equity as a percent of average assets	11.65%	11.41	12.22	11.36	8.78
Tangible equity as a percent of tangible assets(a)	9.17	9.03	10.42	9.71	7.86
Tangible common equity as a percent of tangible assets(a)	8.83	8.68	7.04	6.45	4.23

Tier I capital	$11,685	12,503	13,965	13,428	11,924
Total risk-based capital	15,816	16,885	18,178	17,648	16,646
Risk-weighted assets(b)	109,699	104,945	100,561	100,933	112,622

Regulatory capital ratios:
Tier I capital	10.65%	11.91	13.89	13.30	10.59
Total risk-based capital	14.42	16.09	18.08	17.48	14.78
Tier I leverage	10.05	11.10	12.79	12.34	10.27
Tier I common equity(a)	9.51	9.35	7.48	6.99	4.37
(a)	For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.
(b)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

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

Consistent with the 2012 CCAR plan, the Bancorp redeemed all $862.5 million of the outstanding TruPS issued by Fifth Third Capital Trust VI and recognized a $9 million loss on extinguishment in the Bancorp’s Consolidated Financial Statements. Additionally, the Bancorp redeemed all $575 million of the outstanding TruPS issued by Fifth Third Capital Trust V and recognized a $17 million loss on extinguishment in the Bancorp’s Consolidated Financial Statements.

On August 21, 2012, the Bancorp announced that the FRB did not object to its capital plan resubmitted under the CCAR process, which included potential increases to the quarterly common stock dividend and the repurchases of common shares of up to $600 million through the first quarter of 2013, in addition to any incremental repurchase of common shares related to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common shares by either the Bancorp or Vantiv, Inc.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.36 and $0.28 during the years ended December 31, 2012 and 2011, respectively.

Consistent with the 2012 CCAR plan, on April 23, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 4,838,710 shares, or approximately $75 million, of its outstanding common stock on April 26, 2012. As part of this transaction, and all subsequent accelerated share repurchase transactions in 2012, the Bancorp entered into a forward contract in which the final number of shares delivered at settlement of the accelerated share repurchase transaction was based on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. The accelerated share repurchase was treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. At settlement of the April 2012 forward contract on June 1, 2012, the Bancorp received an additional 631,986 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

As a result of the FRB’s non-objection to the Bancorp’s capital plan resubmitted under the CCAR process, on August 21, 2012, Fifth Third’s Board of Directors authorized the Bancorp to repurchase up to 100 million shares of its outstanding common stock in the open market or in privately negotiated transactions, and to utilize any derivative or similar instrument to affect share repurchase transactions.

Additionally, on August 23, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 21,531,100 shares or

Fifth Third Bancorp	77

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately $350 million of its outstanding common stock on August 28, 2012. At settlement of the forward contract on October 24, 2012, the Bancorp received an additional 1,444,047 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

On November 6, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 7,710,761 shares, or approximately $125 million, of its outstanding common stock on November 9, 2012. At settlement of the forward contract on

February 12, 2013, the Bancorp received an additional 657,917 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

Following the sale of a portion of the Bancorp’s shares of Class A Vantiv, Inc. common stock, the Bancorp entered into an accelerated share repurchase transaction on December 14, 2012 with a counterparty pursuant to which the Bancorp purchased 6,267,410 shares, or approximately $100 million, of its outstanding common stock on December 19, 2012. The Bancorp expects the settlement of the transaction to occur on March 14, 2013.

TABLE 60: SHARE REPURCHASES

For the years ended December 31	2012	2011	2010
Shares authorized for repurchase at January 1	19,201,518	19,201,518	19,201,518
Additional authorizations(a)	86,269,178	—	—
Share repurchases(b)	(42,424,014)	—	—
Shares authorized for repurchase at December 31	63,046,682	19,201,518	19,201,518
Average price paid per share	$14.82	N/A	N/A
(a)	In August 2012, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date. This share repurchase authorization replaces the Board’s previous authorization pursuant to which approximately 14 million shares remained available for repurchase by the Bancorp.
(b)	Excludes 2,059,003, 1,164,254 and 333,808 shares repurchased during 2012, 2011, and 2010, respectively, in connection with various employee compensation plans. These repurchases are not included in the calculation for average price paid and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

2013 Stress Tests and CCAR

On October 9, 2012, the FRB published final stress testing rules that implement section 165(i)(1) and (i)(2) of the Dodd-Frank Act. The 19 bank holding companies that participated in the 2009 SCAP and subsequent CCAR, which includes Fifth Third, are subject to the final stress testing rules. The rules require both supervisory and company-run stress tests, which provide forward-looking information to supervisors to help assess whether institutions have sufficient capital to absorb losses and support operations during adverse economic conditions.

The FRB launched the 2013 stress testing program and CCAR on November 9, 2012. The CCAR requires bank holding companies to submit a capital plan in addition to their stress testing results. The mandatory elements of the capital plan are an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy. The stress testing results and capital plan were submitted by the Bancorp to the FRB on January 7, 2013.

The FRB’s review of the capital plan will assess the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan. Additionally, the FRB will review the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratios and above a Tier 1 common ratio of 5 percent on a pro forma basis under expected and stressful conditions throughout the planning horizon. The FRB will also assess the Bancorp’s strategies for addressing proposed revisions to the regulatory capital framework agreed upon by the Basel Committee on Banking Supervision and requirements arising from the Dodd-Frank Act.

The FRB has indicated that it expects to disclose on March 7, 2013 its estimates of participating institutions results under the FRB supervisory stress scenario, including capital results, which assume that all banks take certain consistently applied future capital actions. The FRB has indicated that it expects to disclose on March 14, 2013 its estimates of participating institutions results under the FRB supervisory severe stress scenarios including capital results based on each company’s own base scenario capital actions. The FRB will also issue an objection or non-objection to each participating institution’s capital plan submitted under CCAR. Additionally, as a CCAR institution, Fifth Third is required to disclose our own estimates of results under the supervisory severely adverse scenario using the same consistently applied capital actions noted above, and to provide information related to risks included in its stress testing; a summary description of the methodologies used; estimates of aggregate pre-provision net revenue, losses, provisions, and pro forma capital ratios at the end of the forward-looking planning horizon of at least nine quarters; and an explanation of the most significant causes of changes in regulatory capital ratios. These disclosures are required by March 31, 2013 and are to be sent to the FRB and publicly disclosed.

78	Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. Refer to Note 16 of the Notes to Consolidated Financial Statements for additional information. A discussion of these transactions is as follows:

Residential Mortgage Loan Sales

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Such provisions include the loan’s compliance with applicable loan criteria, including certain documentation standards per agreements with unrelated third parties. Additional reasons for the Bancorp having to repurchase the loans include compliance with collateral appraisal standards, fraud related to the loan application and the rescission of mortgage insurance. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of December 31, 2012 and 2011, the Bancorp maintained reserves related to these loans sold with representation and warranty recourse provisions totaling $110 million and $55 million, respectively, included in other liabilities in the Bancorp’s Consolidated Balance Sheets. During the third and fourth quarters of 2012, the Bancorp received additional information from FHLMC regarding their file selection criteria. As a result of these communications, the Bancorp was able to better estimate the probable losses on certain loans sold to FHLMC which was the primary driver in the increase in the representation and warranty reserve from December 31, 2011 to December 31, 2012.

During 2012 and 2011, the Bancorp paid $34 million and $63 million, respectively, in the form of make whole payments and repurchased $114 million and $122 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during 2012 and 2011 were $340 million and $350 million, respectively. Total outstanding repurchase demand inventory was $67 million at December 31, 2012 compared to $66 million at December 31, 2011.

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. At December 31, 2012, the outstanding balances on these loans sold with credit recourse was $662 million compared to $772 million at December 31, 2011. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $20 million and $17 million at December 31, 2012 and 2011, respectively, included in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

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

The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $58 million at December 31, 2012 and $77 million at December 31, 2011. The Bancorp maintained a reserve, included in other liabilities in the Bancorp’s Consolidated Balance Sheets, related to exposures within the reinsurance portfolio of $18 million as of December 31, 2012 and $27 million as of December 31, 2011. In 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the second quarter of 2011, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $5 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $11 million and decrease in the Bancorp’s maximum exposure of $27 million. In the fourth quarter of 2012, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $2 million and decrease in the Bancorp’s maximum exposure of $3 million.

Fifth Third Bancorp	79

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Bancorp has certain obligations and commitments to make future payments under contracts. The aggregate contractual obligations and commitments at December 31, 2012 are shown in Table 61. As of December 31, 2012, the Bancorp has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the Contractual Obligations and Other Commitments table. For further detail on the impact of income taxes see Note 19 of the Notes to Consolidated Financial Statements.

TABLE 61: CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of December 31, 2012 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Deposits with a stated maturity of less than one year(a)	$82,218	—	—	—	82,218
Time deposits(c)	4,834	2,029	383	53	7,299
Short-term borrowings(e)	7,181	—	—	—	7,181
Long-term debt(b)	1,277	597	1,928	3,283	7,085
Forward contracts to sell mortgage loans(d)	5,322	—	—	—	5,322
Noncancelable lease obligations(f)	89	166	141	373	769
Partnership investment commitments(g)	219	134	10	31	394
Pension obligations(i)	19	35	31	67	152
Purchase obligations and capital expenditures(h)	49	42	25	—	116
Capital lease obligations	7	13	3	1	24
Total contractually obligated payments due by period	$101,215	3,016	2,521	3,808	110,560
Other commitments by expiration period
Commitments to extend credit(j)	$30,715	7,497	15,191	121	53,524
Letters of credit(k)	1,831	2,088	319	43	4,281
Total other commitments by expiration period	$32,546	9,585	15,510	164	57,805
(a)	Includes demand, interest checking, savings, money market and foreign office deposits. For additional information, see the Deposits discussion in the Balance Sheet Analysis section of MD&A.
(b)	In the banking industry, interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets. See Note 15 of the Notes to Consolidated Financial Statements for additional information on these debt instruments.
(c)	Includes other time and certificates $100,000 and over. For additional information, see the Deposits discussion in the Balance Sheet Analysis section of MD&A.
(d)	See Note 11 of the Notes to Consolidated Financial Statements for additional information on forward contracts to sell residential mortgage loans.
(e)	Includes federal funds purchased and borrowings with an original maturity of less than one year. For additional information, see Note 14 of the Notes to Consolidated Financial Statements.
(f)	Includes rental commitments.
(g)	Includes low-income housing, historic tax investments and market tax credits.
(h)	Represents agreements to purchase goods or services and includes commitments to various general contractors for work related to banking center construction.
(i)	See Note 20 of the Notes to Consolidated Financial Statements for additional information on pension obligations.
(j)	Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts include capital commitments for private equity investments and do not necessarily represent future cash flow requirements. For additional information, see Note 16 of the Notes to Consolidated Financial Statements.
(k)	Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. For additional information, see Note 16 of the Notes to Consolidated Financial Statements.

80	Fifth Third Bancorp

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

The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2012. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2012. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2012. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2012. This report appears on page 82 of the annual report.

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

Kevin T. Kabat	Daniel T. Poston
Vice Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 22, 2013	February 22, 2013

Fifth Third Bancorp	81

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Bancorp and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.

Cincinnati, Ohio

February 22, 2013

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fifth Third Bancorp and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.

Cincinnati, Ohio

February 22, 2013

82	Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2012	2011
Assets
Cash and due from banks (a)	$2,441	2,663
Available-for-sale and other securities (b)	15,207	15,362
Held-to-maturity securities (c)	284	322
Trading securities	207	177
Other short-term investments (a)	2,421	1,781
Loans held for sale (d)	2,939	2,954
Portfolio loans and leases:
Commercial and industrial loans	36,038	30,783
Commercial mortgage loans (a)	9,103	10,138
Commercial construction loans	698	1,020
Commercial leases	3,549	3,531
Residential mortgage loans(e)	12,017	10,672
Home equity (a)	10,018	10,719
Automobile loans (a)	11,972	11,827
Credit card	2,097	1,978
Other consumer loans and leases	290	350
Portfolio loans and leases	85,782	81,018
Allowance for loan and lease losses(a)	(1,854)	(2,255)
Portfolio loans and leases, net	83,928	78,763
Bank premises and equipment	2,542	2,447
Operating lease equipment	581	497
Goodwill	2,416	2,417
Intangible assets	27	40
Servicing rights	697	681
Other assets(a)	8,204	8,863
Total Assets	$121,894	116,967
Liabilities
Deposits:
Demand	$30,023	27,600
Interest checking	24,477	20,392
Savings	19,879	21,756
Money market	6,875	4,989
Other time	4,015	4,638
Certificates—$100,000 and over	3,284	3,039
Foreign office and other	964	3,296
Total deposits	89,517	85,710
Federal funds purchased	901	346
Other short-term borrowings	6,280	3,239
Accrued taxes, interest and expenses	1,708	1,469
Other liabilities (a)	2,639	3,270
Long-term debt (a)	7,085	9,682
Total Liabilities	108,130	103,716
Equity
Common stock (f)	2,051	2,051
Preferred stock (g)	398	398
Capital surplus	2,758	2,792
Retained earnings	8,768	7,554
Accumulated other comprehensive income	375	470
Treasury stock	(634)	(64)
Total Bancorp shareholders’ equity	13,716	13,201
Noncontrolling interests	48	50
Total Equity	13,764	13,251
Total Liabilities and Equity	$121,894	116,967

(a)

At December 31, 2012 and 2011, includes $0 and $30 of cash, $0 and $7 of other short-term investments, $50 and $50 of commercial mortgage loans, $0 and $223 of home equity loans, $0 and $259 of automobile loans, ($5) and ($10) of ALLL, $3 and $4 of other assets, $0 and $4 of other liabilities, $0 and $191 of long-term debt from consolidated VIEs that are included in their respective captions. See Note 10.

(b)	Amortized cost of $14,571 and $14,614 at December 31, 2012 and 2011, respectively.
(c)	Fair value of $284 and $322 at December 31, 2012 and 2011, respectively.
(d)	Includes $2,856 and $2,751 of residential mortgage loans held for sale measured at fair value at December 31, 2012, and 2011, respectively.
(e)	Includes $76 and $65 of residential mortgage loans measured at fair value at December 31, 2012 and 2011, respectively.
(f)

Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at December 31, 2012 – 882,152,057 (excludes 41,740,524 treasury shares) and December 31, 2011 – 919,804,436 (excludes 4,088,145 treasury shares).

(g)

317,680 shares of undesignated no par value preferred stock are authorized of which none had been issued; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 16,450 issued and outstanding at December 31, 2012 and 2011.

See Notes to Consolidated Financial Statements.

Fifth Third Bancorp	83

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2012	2011	2010
Interest Income
Interest and fees on loans and leases	$3,574	3,613	3,823
Interest on securities	529	600	658
Interest on other short-term investments	4	5	8
Total interest income	4,107	4,218	4,489
Interest Expense
Interest on deposits	216	352	591
Interest on other short-term borrowings	8	4	4
Interest on long-term debt	288	305	290
Total interest expense	512	661	885
Net Interest Income	3,595	3,557	3,604
Provision for loan and lease losses	303	423	1,538
Net Interest Income After Provision for Loan and Lease Losses	3,292	3,134	2,066
Noninterest Income
Mortgage banking net revenue	845	597	647
Service charges on deposits	522	520	574
Corporate banking revenue	413	350	364
Investment advisory revenue	374	375	361
Card and processing revenue	253	308	316
Other noninterest income	574	250	406
Securities gains, net	15	46	47
Securities gains, net—non-qualifying hedges on mortgage servicing rights	3	9	14
Total noninterest income	2,999	2,455	2,729
Noninterest Expense
Salaries, wages and incentives	1,607	1,478	1,430
Employee benefits	371	330	314
Net occupancy expense	302	305	298
Technology and communications	196	188	189
Card and processing expense	121	120	108
Equipment expense	110	113	122
Other noninterest expense	1,374	1,224	1,394
Total noninterest expense	4,081	3,758	3,855
Income Before Income Taxes	2,210	1,831	940
Applicable income tax expense	636	533	187
Net Income	1,574	1,298	753
Less: Net income attributable to noncontrolling interests	(2)	1	-
Net Income Attributable to Bancorp	1,576	1,297	753
Dividends on preferred stock	35	203	250
Net Income Available to Common Shareholders	$1,541	1,094	503
Earnings Per Share	$1.69	1.20	0.63
Earnings Per Diluted Share	$1.66	1.18	0.63
Average common shares - basic	904,425,226	906,460,550	790,852,185
Average common shares - diluted	945,554,102	949,545,420	799,381,153
Cash dividends declared per share	$0.36	0.28	0.04

See Notes to Consolidated Financial Statements.

84	Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31 ($ in millions)	2012	2011	2010
Net income	$1,574	1,298	753
Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities arising during period	(63)	201	143
Reclassification adjustment for net gains included in net income	(10)	(37)	(38)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains on cash flow hedge derivatives arising during period	24	58	1
Reclassification adjustment for net gains included in net income	(54)	(45)	(39)
Defined benefit pension plans:
Net actuarial loss (gain) arising during period	8	(21)	6
Other comprehensive (loss) income	(95)	156	73
Comprehensive income	1,479	1,454	826
Less: Comprehensive income attributable to noncontrolling interests	(2)	1	-
Comprehensive income attributable to Bancorp	$1,481	1,453	826

See Notes to Consolidated Financial Statements.

Fifth Third Bancorp	85

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Bancorp Shareholders’ Equity
					Accumulated		Total
					Other		Bancorp	Non-
	Common	Preferred	Capital	Retained	Comprehensive	Treasury	Shareholders’	Controlling	Total
($ in millions, except per share data)	Stock	Stock	Surplus	Earnings	Income	Stock	Equity	Interests	Equity
Balance at December 31, 2009	$1,779	3,609	1,743	6,326	241	(201)	13,497		13,497
Net income				753			753		753
Other comprehensive income					73		73		73
Cash dividends declared:
Common stock at $0.04 per share				(32)			(32)		(32)
Preferred stock				(205)			(205)		(205)
Accretion of preferred dividends, Series F		45		(45)			-		-
Stock-based compensation expense			45	(1)			44		44
Stock-based awards issued or exercised, including treasury shares issued			(10)			6	(4)		(4)
Restricted stock grants			(62)			62	-		-
Impact of cumulative effect of change in accounting principle				(77)			(77)		(77)
Noncontrolling interest							-	29	29
Other			(1)			3	2		2
Balance at December 31, 2010	1,779	3,654	1,715	6,719	314	(130)	14,051	29	14,080
Net income				1,297			1,297	1	1,298
Other comprehensive income					156		156		156
Cash dividends declared:
Common stock at $0.28 per share				(257)			(257)		(257)
Preferred stock				(50)			(50)		(50)
Issuance of common stock	272		1,376				1,648		1,648
Redemption of preferred shares, Series F		(3,408)					(3,408)		(3,408)
Redemption of stock warrant			(280)				(280)		(280)
Accretion of preferred dividends, Series F		153		(153)			-		-
Stock-based compensation expense			52				52		52
Stock-based awards issued or exercised, including treasury shares issued			(15)			7	(8)		(8)
Restricted stock grants			(58)			58	-		-
Noncontrolling interests							-	21	21
Other		(1)	2	(2)		1	-	(1)	(1)
Balance at December 31, 2011	2,051	398	2,792	7,554	470	(64)	13,201	50	13,251
Net income				1,576			1,576	(2)	1,574
Other comprehensive loss					(95)		(95)		(95)
Cash dividends declared:
Common stock at $0.36 per share				(325)			(325)		(325)
Preferred stock				(35)			(35)		(35)
Shares acquired for treasury			(23)			(627)	(650)		(650)
Stock-based compensation expense			63				63		63
Stock-based awards issued or exercised, including treasury shares issued			(27)			7	(20)		(20)
Restricted stock grants			(47)			47	-		-
Other				(2)		3	1		1
Balance at December 31, 2012	$2,051	398	2,758	8,768	375	(634)	13,716	48	13,764

See Notes to Consolidated Financial Statements.

86	Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2012	2011	2010
Operating Activities
Net income	$1,574	1,298	753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	303	423	1,538
Depreciation, amortization and accretion	531	455	457
Stock-based compensation expense	69	59	64
Provision for deferred income taxes	271	437	176
Realized securities gains	(69)	(58)	(60)
Realized securities gains – non-qualifying hedges on mortgage servicing rights	(10)	(24)	(14)
Realized securities losses	54	12	13
Realized securities losses – non-qualifying hedges on mortgage servicing rights	7	15	-
Provision for mortgage servicing rights	103	242	36
Net (gains) losses on sales of loans and fair value adjustments on loans held for sale	(278)	(145)	114
Bank premises and equipment impairment	21	-	-
Capitalized mortgage servicing rights	(305)	(236)	(297)
Loss on extinguishment on TruPS	26	-	-
Loss on extinguishment on debt	143	-	-
Proceeds from sales of loans held for sale	22,044	14,783	18,634
Loans originated for sale, net of repayments	(21,439)	(15,199)	(18,231)
Dividends representing return on equity method investments	45	13	31
Gain on Vantiv, Inc. IPO and sale of Vantiv, Inc. shares	(272)	-	-
Net change in:
Trading securities	(28)	115	67
Other assets	4	(67)	9
Accrued taxes, interest and expenses	1	79	(63)
Other liabilities	(238)	164	78
Net Cash Provided by Operating Activities	2,557	2,366	3,305
Investing Activities
Sales:
Available-for-sale securities	2,521	2,471	2,578
Loans	275	371	538
Disposal of bank premises and equipment	13	35	10
Repayments / maturities:
Available-for-sale securities	4,100	3,502	4,620
Held-to-maturity securities	36	29	1
Purchases:
Available-for-sale securities	(6,813)	(5,689)	(5,218)
Held-to-maturity securities	-	-	(1)
Bank premises and equipment	(362)	(319)	(224)
Restricted cash from the initial consolidation of variable interest entities	-	-	63
Proceeds from sale and dividends representing return of equity method investments	393	63	8
Net change in:
Other short-term investments	(640)	(267)	1,861
Loans and leases	(5,930)	(5,422)	(2,507)
Operating lease equipment	(126)	(59)	(21)
Net Cash (Used in) Provided by Investing Activities	(6,533)	(5,285)	1,708
Financing Activities
Net change in:
Core deposits	3,529	5,264	784
Certificates - $100,000 and over, including other foreign office	279	(1,202)	(3,429)
Federal funds purchased	555	67	97
Other short-term borrowings	3,041	1,665	38
Dividends paid on common shares	(309)	(192)	(32)
Dividends paid on preferred shares	(35)	(50)	(205)
Proceeds from issuance of long-term debt	523	1,500	14
Repayment of long-term debt	(3,159)	(1,607)	(2,473)
Repurchases of treasury shares and related forward contracts	(650)	-	-
Issuance of common shares	-	1,648	-
Redemption of preferred shares, Series F	-	(3,408)	-
Redemption of stock warrant	-	(280)	-
Capital contributions from noncontrolling interests	-	21	30
Other	(20)	(3)	4
Net Cash Provided By (Used In) Financing Activities	3,754	3,423	(5,172)
(Decrease) Increase in Cash and Due from Banks	(222)	504	(159)
Cash and Due from Banks at Beginning of Period	2,663	2,159	2,318
Cash and Due from Banks at End of Period	$2,441	2,663	2,159

See Notes to Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to noncash investing and financing activities.

Fifth Third Bancorp	87

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

Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in other comprehensive income. Trading securities are reported at fair value with unrealized gains and losses included in noninterest income. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments or discounted cash flow models that incorporate market inputs and assumptions including discount rates, prepayment speeds, and loss rates. Realized securities gains or losses are reported within noninterest income in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

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

Purchased loans are evaluated for evidence of credit deterioration at acquisition and recorded at their initial fair value. For loans acquired with no evidence of credit deterioration, the fair value discount or premium is amortized over the contractual life of the loan as an adjustment to yield. For loans acquired with evidence of credit deterioration, the Bancorp determines at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). Subsequent to the purchase date, increases in expected cash flows over those expected at the purchase date are recognized prospectively as interest income over the remaining life of the loan. The present value of any decreases in expected cash flows resulting directly from a change in the contractual interest rate are recognized prospectively as a reduction of the accretable yield. The present value of any decreases in expected cash flows after the purchase date as a result of credit deterioration is recognized by recording an ALLL or a direct chargeoff. Subsequent to the purchase date, the methods utilized to estimate the required ALLL are similar to originated loans. Loans carried at fair value, mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of this guidance on loans acquired with deteriorated credit quality.

The Bancorp’s lease portfolio consists of both direct financing and leveraged leases. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment.

88	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nonaccrual Loans

When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount, and amortization/accretion of deferred net loan fees are discontinued and all previously accrued and unpaid interest is charged against income. Commercial loans are placed on nonaccrual status when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due. Such loans are also placed on nonaccrual status when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. The Bancorp classifies residential mortgage loans that have principal and interest payments that have become past due 150 days as nonaccrual unless the loan is both well secured and in the process of collection. Residential mortgage loans may stay on nonperforming status for an extended time as the foreclosure process typically lasts longer than 180 days. Typically home equity loans are reported on nonaccrual status if principal or interest has been in default for 180 days or more unless the loan is both well secured and in the process of collection. Residential mortgage, home equity, automobile and other consumer loans and leases that have been modified in a TDR and subsequently become past due 90 days are placed on nonaccrual status unless the loan is both well secured and in the process of collection. Commercial and credit card loans that have been modified in a TDR are classified as nonaccrual unless such loans have sustained repayment performance of six months or greater and are reasonably assured of repayment in accordance with the restructured terms. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance.

Nonaccrual commercial loans, other than those modified in a TDR and nonaccrual credit card loans, are generally accounted for on the cost recovery method. The Bancorp believes the cost recovery method is appropriate for nonaccrual commercial loans and nonaccrual credit card loans because the assessment of collectability of the remaining recorded investment of these loans involves a high degree of subjectivity and uncertainty due to the nature or absence of underlying collateral. Under the cost recovery method, any payments received are applied to reduce principal. Once the entire recorded investment is collected, additional payments received are treated as recoveries of amounts previously charged-off until recovered in full, and any subsequent payments are treated as interest income. Nonaccrual residential mortgage loans and other nonaccrual consumer loans are generally accounted for on the cash basis method. The Bancorp believes the cash basis method is appropriate for nonaccrual residential mortgage and other nonaccrual consumer loans because such loans have generally been written down to estimated collateral values and the collectability of the remaining investment involves only an assessment of the fair value of the underlying collateral, which can be measured more objectively with a lesser degree of uncertainty than assessments of typical commercial loan collateral. Under the cash basis method, interest income is recognized upon cash receipt to the extent to which it would have been accrued on the loan’s remaining balance at the contractual rate. Nonaccrual loans may be returned to accrual status when all delinquent interest and principal payments become current in accordance with the loan agreement or when the loan is both well-secured and in the process of collection.

Commercial loans on nonaccrual status, including those modified in a troubled debt restructuring, as well as criticized commercial loans with aggregate borrower relationships exceeding $1 million, are subject to an individual review to identify charge-offs. The Bancorp does not have an established delinquency threshold for partially or fully charging off commercial loans. Residential mortgage, home equity and credit card loans that have principal and interest payments that have become past due 180 days are charged off to the ALLL, unless such loans are both well-secured and in the process of collection. Automobile and other consumer loans and leases that have principal and interest payments that have become past due 120 days are charged off to the ALLL, unless such loans are both well-secured and in the process of collection.

Restructured Loans

A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk. The Bancorp does not consider the bankruptcy court’s discharge of the borrower’s debt a concession when the discharged debt is not reaffirmed, and as such these loans are classified as TDRs only if one or more of the previously mentioned concessions are granted. The Bancorp measures the impairment loss of a TDR based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original, effective yield of the loan. Residential mortgage loans, home equity loans, automobile loans and other consumer loans modified as part of a TDR are maintained on accrual status, provided there is reasonable assurance of repayment and of performance according to the modified terms based upon a current, well-documented credit evaluation. Commercial loans and credit card loans modified as part of a TDR are maintained on accrual status provided there is a sustained payment history of six-months or greater prior to the modification in accordance with the modified terms and all remaining contractual payments under the modified terms are reasonably assured of collection. TDRs of commercial loans and credit cards that do not have a sustained payment history of six months or greater in accordance with their modified terms remain on nonaccrual status until a six-month payment history is sustained. During the nonaccrual period, TDRs of commercial loans are accounted for using the cash basis method for income recognition, provided that full repayment of principal under the modified terms of the loan is reasonably assured.

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

Fifth Third Bancorp	89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans Held for Sale

Loans held for sale primarily represent conforming fixed rate residential mortgage loans originated or acquired with the intent to sell in the secondary market and commercial loans and other consumer loans that management has an active plan to sell. Loans held for sale may be carried at the lower of cost or fair value, or carried at fair value where the Bancorp has elected the fair value option of accounting under U.S. GAAP. The Bancorp has elected to measure residential mortgage loans originated as held for sale under the fair value option. For loans in which the Bancorp has not elected the fair value option, the lower of cost or fair value is determined at the individual loan level.

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

Management’s intent to sell residential mortgage loans classified as held for sale may change over time due to such factors as changes in the overall liquidity in markets or changes in characteristics specific to certain loans held for sale. Consequently, these loans may be reclassified to loans held for investment and, thereafter, reported within the Bancorp’s residential mortgage class of portfolio loans and leases. In such cases, the residential mortgage loans will continue to be measured at fair value, which is based on mortgage-backed securities prices, interest rate risk and an internally developed credit component.

Loans held for sale are placed on nonaccrual status consistent with the Bancorp’s nonaccrual policy for portfolio loans and leases.

Other Real Estate Owned

OREO, which is included in other assets, represents property acquired through foreclosure or other proceedings and is carried at the lower of cost or fair value, less costs to sell. All OREO property is periodically evaluated for impairment and decreases in carrying value are recognized as reductions in other noninterest income in the Consolidated Statements of Income.

ALLL

The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage, and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the commercial portfolio segment include commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction, and commercial leasing. The residential mortgage portfolio segment is also considered a class. Classes within the consumer portfolio segment include home equity, automobile, credit card, and other consumer loans and leases. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, see Note 6.

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

90	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loan Sales and Securitizations

The Bancorp periodically sells loans through either securitizations or individual loan sales in accordance with its investment policies. The Bancorp recognizes the sale of loans in accordance with the sale accounting criteria under ASC Topic 860 – Accounting for Transfers of Financial Assets. The sold loans are removed from the balance sheet and a net gain or loss is recognized in the Bancorp’s Consolidated Financial Statements at the time of sale. The Bancorp typically isolates the loans through the use of a VIE and thus is required to assess whether the entity holding the sold or securitized loans is a VIE and whether the Bancorp is the primary beneficiary and therefore consolidator of that VIE. If the Bancorp holds the power to direct activities most significant to the economic performance of the VIE and has the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE, then the Bancorp will generally be deemed the primary beneficiary of the VIE. When the Bancorp previously sold loans into isolated trusts or conduits, it obtained one or more subordinated tranches or other residual interests in these trusts or conduits, as well as the servicing rights to the underlying loans. Effective with the adoption of amended VIE consolidation guidance on January 1, 2010, the Bancorp was required to consolidate these VIEs, and accordingly, the underlying loans and other assets and liabilities of these VIEs were included in the Bancorp’s Consolidated Balance Sheets. See Note 10 for further information on these consolidated VIEs.

The Bancorp’s loan sales and securitizations are generally structured with servicing retained. As a result, servicing rights resulting from residential mortgage loan sales are initially recorded at fair value and subsequently amortized in proportion to and over the period of estimated net servicing revenues and are reported as a component of mortgage banking net revenue, in the Consolidated Statements of Income. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speeds of the underlying loans, the weighted-average life, the discount rate, the weighted-average coupon and the weighted-average default rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for impairment in the servicing portfolio. For purposes of measuring impairment, the mortgage servicing rights are stratified into classes based on the financial asset type (fixed rate vs. adjustable rate) and interest rates. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income in the Consolidated Statements of Income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

Reserve for Representation and Warranty Provisions

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

Fifth Third Bancorp	91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred income tax assets and liabilities are determined using the balance sheet method and the net deferred tax asset or liability is reported in other assets and accrued taxes, interest and expenses in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and reflects enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more likely than not. This analysis is performed on a quarterly basis and includes an evaluation of all positive and negative evidence to determine whether realization is more likely than not.

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the Consolidated Financial Statements. For additional information on income taxes, see Note 19.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Earnings per diluted share is computed by dividing adjusted net income available to common shareholders by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. Dilutive common stock equivalents represent the assumed conversion of dilutive convertible preferred stock, the exercise of dilutive stock-based awards and warrants and the dilutive effect of the settlement of outstanding forward contracts.

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

Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Bancorp to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Bancorp determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. However, if the Bancorp concludes otherwise, it would then be required to perform the first step (Step 1) of the goodwill impairment test, and continue to the second step (Step 2), if necessary. Step 1 of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Step 2 of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

92	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When required to perform Step 2, the Bancorp compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss equal to that excess amount is recognized. A recognized impairment loss cannot exceed the carrying amount of that goodwill and cannot be reversed in future periods even if the fair value of the reporting unit subsequently recovers.

During Step 2, the Bancorp determines the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. This assignment process is only performed for purposes of testing goodwill for impairment. The Bancorp does not adjust the carrying values of recognized assets or liabilities (other than goodwill, if appropriate), nor recognize previously unrecognized intangible assets in the Consolidated Financial Statements as a result of this assignment process. Refer to Note 8 for further information regarding the Bancorp’s goodwill.

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

The Bancorp’s fair value measurements involve various valuation techniques and models, which involve inputs that are observable, when available. Valuation techniques and parameters used for measuring assets and liabilities are reviewed and validated by the Bancorp on a quarterly basis. Additionally, the Bancorp monitors the fair values of significant assets and liabilities using a variety of methods including the evaluation of pricing runs and exception reports based on certain analytical criteria, comparison to previous trades and overall review and assessments for reasonableness. See Note 26 for further information on fair value measurements.

Stock-Based Compensation

In accordance with U.S. GAAP, the Bancorp recognizes compensation expense for the grant-date fair value of stock-based awards that are expected to vest over the requisite service period. All awards, both those with cliff vesting and graded vesting, are expensed on a straight-line basis. Awards to employees that meet eligible retirement status are expensed immediately. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time awards are exercised, cancelled, expire, or restrictions are released, the Bancorp may be required to recognize an adjustment to income tax expense for the difference between the previously estimated tax deduction and the actual tax deduction realized. For further information on the Bancorp’s stock-based compensation plans, see Note 23.

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

Fifth Third Bancorp	93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other intangible assets consist of core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Other intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. The Bancorp reviews other intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

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

Accounting and Reporting Developments

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued amended guidance clarifying when the Bancorp can recognize a sale upon the transfer of financial assets subject to a repurchase agreement. That determination is based, in part, on whether the Bancorp has maintained effective control over the transferred financial assets. Under the amended guidance, the FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, not on whether the transferor has the practical ability to perform in accordance with those rights or obligations. The amended guidance was effective for transactions that occur in interim and annual periods beginning on or after December 15, 2011. The Bancorp accounts for all of its existing repurchase agreements as secured borrowings and therefore, the adoption of this amended guidance on January 1, 2012 did not have a material impact on the Bancorp’s Consolidated Financial Statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued amended guidance that resulted in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. Under the amended guidance, the Bancorp is required to expand its disclosure for fair value instruments categorized within Level 3 of the fair value hierarchy to include (1) the valuation processes used by the Bancorp; and (2) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs for recurring fair value measurements and the interrelationships between those unobservable inputs, if any. The Bancorp is also required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (e.g. portfolio loans). The amended guidance is to be applied prospectively and was effective for interim and annual periods beginning after December 15, 2011. The amended guidance was adopted by the Bancorp on January 1, 2012 and the required disclosures are included in Note 26.

Presentation of Comprehensive Income

In June 2011, the FASB issued amended guidance on the presentation requirements for comprehensive income. The amended guidance requires the Bancorp to present total comprehensive income, the components of net income and the components of other comprehensive income on the face of the financial statements, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amended guidance was effective for interim and annual periods beginning after December 15, 2011. This amended guidance was adopted by the Bancorp on January 1, 2012 and has been applied retrospectively. The Bancorp presents comprehensive income in two separate but consecutive statements, and has included the requirements of the amended guidance in the Consolidated Statements of Comprehensive Income.

Testing Goodwill for Impairment

In September 2011, the FASB issued amended guidance on testing goodwill for impairment. The amended guidance simplifies how the Bancorp is required to test goodwill for impairment and permits the Bancorp to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Bancorp determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. However, if the Bancorp concludes otherwise, it would then be required to perform Step 1 of the goodwill impairment test, and continue to Step 2, if necessary. The amended guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and was adopted by the Bancorp on January 1, 2012. The results of the Bancorp’s most recent annual impairment test are included in Note 8.

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

94	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments related to interest and income taxes, in addition to noncash investing and financing activities, are presented in the following table for the years ended December 31:

($ in millions)	2012	2011	2010
Cash payments:
Interest	$524	658	920
Income taxes	383	102	79

Transfers:
Portfolio loans to held for sale loans	62	143	650
Held for sale loans to portfolio loans	77	32	160
Portfolio loans to OREO	272	342	662
Held for sale loans to OREO	23	43	68

Impact of change in accounting principle:
Decrease in available-for-sale securities, net	–	–	941
Increase in portfolio loans	–	–	2,217
Decrease in demand deposits	–	–	18
Increase in other short-term borrowings	–	–	122
Increase in long-term debt	–	–	1,344

3. RESTRICTIONS ON CASH AND DIVIDENDS

The FRB, under Regulation D, requires that banks hold cash in reserve against deposit liabilities, known as the reserve requirement. The reserve requirement is calculated based on a two-week average of daily net transaction account deposits as defined by the FRB and may be satisfied with vault cash. When vault cash is not sufficient to meet the reserve requirement, the remaining amount must be satisfied with funds held at the FRB. At the years ended 2012 and 2011, the Bancorp’s banking subsidiary reserve requirement was $1.5 billion and $1.1 billion, respectively. Vault cash was not sufficient to meet the total reserve requirement; therefore, for the years ended 2012 and 2011, the Bancorp’s banking subsidiary satisfied the remaining reserve requirement with $1.1 billion and $265 million, respectively, of the Bancorp’s total deposit at the FRB. The Bancorp’s total deposit at the FRB is held in short-term investments in the Consolidated Balance Sheets.

The dividends paid by the Bancorp’s banking subsidiary are subject to regulations and limitations prescribed by state and federal supervisory agencies. Due to the regulations and limitations, the Bancorp’s banking subsidiary was prohibited from declaring dividends without also obtaining prior approval from supervisory agencies at December 31, 2012 and 2011. The Bancorp’s banking subsidiary paid the Bancorp’s nonbank subsidiary holding company $2.0 billion in dividends during both of the years ended December 31, 2012 and 2011. The Bancorp’s nonbank subsidiary holding company paid the Bancorp $2.0 billion and $1.7 billion in dividends during the years ended December 31, 2012 and 2011, respectively.

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

On February 2, 2011, the Bancorp redeemed all 136,320 shares of its Series F senior preferred stock held by the U.S. Treasury under the CPP totaling $3.4 billion. As such, the Bancorp had no restrictions on common stock dividends pursuant to the CPP as of December 31, 2012 and 2011. See Note 22 for further information on the redemption of the preferred shares.

In February 2009, the FRB advised bank holding companies that safety and soundness considerations required that dividends be substantially reduced or eliminated. Subsequently, the FRB indicated that increased capital distributions would generally not be considered prudent in the absence of a well-developed capital plan and a capital position that would remain strong even under adverse conditions. In November 2010, the FRB issued guidelines to provide a common, conservative approach to ensure bank holding companies hold adequate capital to maintain ready access to funding, continue operations and meet their obligations to creditors and counterparties, and continue to serve as credit intermediaries, even in adverse conditions. These guidelines required the nineteen bank holding companies that participated in the 2009 SCAP to participate in the CCAR process. The CCAR process required the submission of a comprehensive capital plan that assumed a minimum planning horizon of nine quarters under various economic scenarios. The mandatory elements of the capital plan among others are an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy.

In March 2012, the FRB announced it had completed the 2012 CCAR and for bank holding companies that proposed capital distributions in their plan, the FRB either objected to the plan or provided a non objection whereby the FRB concurred with the proposed 2012 capital distributions. The FRB indicated to the Bancorp that it did not object to the following capital actions: a continuation of its quarterly common dividend, the redemption of certain TruPS and the repurchase of common shares in an amount equal to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common shares by either the Bancorp or Vantiv, Inc. The FRB indicated to the Bancorp that it did object to other

Fifth Third Bancorp	95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

elements of its capital plan, including increases in its quarterly common dividend and the initiation of common share repurchases. The Bancorp resubmitted its capital plan to the FRB in the second quarter of 2012. The resubmitted plan included capital actions and distributions for the covered period through March 31, 2013 that were substantially similar to those included in the original submission, with adjustments primarily reflecting the change in the expected timing of capital actions and distributions relative to the timing assumed in the original submission. On August 21, 2012, the Bancorp announced the FRB did not object to the Bancorp’s resubmitted capital plan which included the potential increase of the quarterly common stock dividend and the repurchases of common shares of up to $600 million through the first quarter of 2013.

On October 9, 2012, the FRB published final stress testing rules that implement section 165(i)(1) and (i)(2) of the Dodd-Frank Act. The 19 bank holding companies that participated in the 2009 SCAP and subsequent CCAR, which includes Fifth Third, are subject to the final stress testing rules. The rules require both supervisory and company-run stress tests, which provide forward-looking information to supervisors to help assess whether institutions have sufficient capital to absorb losses and support operations during adverse economic conditions.

The FRB launched the 2013 stress testing program and CCAR on November 9, 2012. The CCAR requires bank holding companies to submit a capital plan in addition to their stress testing results. The mandatory elements of the capital plan are an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy. The stress testing results and capital plan were submitted by the Bancorp to the FRB on January 7, 2013.

The FRB’s review of the capital plan will assess the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan. Additionally, the FRB will review the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratios and above a Tier 1 common ratio of 5 percent on a pro forma basis under expected and stressful conditions throughout the planning horizon. The FRB will also assess the Bancorp’s strategies for addressing proposed revisions to the regulatory capital framework agreed upon by the Basel Committee on Banking Supervision and requirements arising from the Dodd-Frank Act.

The FRB has indicated that it expects to disclose on March 7, 2013 its estimates of participating institutions results under the FRB supervisory stress scenario, including capital results, which assume that all banks take certain consistently applied future capital actions. The FRB has indicated that it expects to disclose on March 14, 2013 its estimates of participating institutions results under the FRB supervisory severe stress scenarios including capital results based on each company’s own base scenario capital actions. The FRB will also issue an objection or non-objection to each participating institution’s capital plan submitted under CCAR. Additionally, as a CCAR institution, Fifth Third is required to disclose our own estimates of results under the supervisory severely adverse scenario using the same consistently applied capital actions noted above, and to provide information related to risks included in its stress testing; a summary description of the methodologies used; estimates of aggregate pre-provision net revenue, losses, provisions, and pro forma capital ratios at the end of the forward-looking planning horizon of at least nine quarters; and an explanation of the most significant causes of changes in regulatory capital ratios. These disclosures are required by March 31, 2013 and are to be sent to the FRB and publicly disclosed.

4. SECURITIES

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and held-to-maturity securities portfolios as of December 31:

	2012				2011
($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$41	–	–	41	171	–	–	171
U.S. Government sponsored agencies	1,730	181	–	1,911	1,782	180	–	1,962
Obligations of states and political subdivisions	203	9	–	212	96	5	–	101
Agency mortgage-backed securities(a)	8,403	345	(18)	8,730	9,743	542	(1)	10,284
Other bonds, notes and debentures	3,161	119	(3)	3,277	1,792	29	(9)	1,812
Other securities(b)	1,033	3	-	1,036	1,030	2	–	1,032
Total	$14,571	657	(21)	15,207	14,614	758	(10)	15,362
Held-to-maturity:
Obligations of states and political subdivisions	$282	–	–	282	320	–	–	320
Other debt securities	2	–	–	2	2	–	–	2
Total	$284	–	–	284	322	–	–	322
(a)	Includes interest-only mortgage backed securities of $408 and $110 as of December 31, 2012 and 2011, respectively, recorded at fair value with fair value changes recorded in securities gains, net and securities gains, net – non-qualifying hedges on mortgage servicing rights in the Consolidated Statements of Income.
(b)	Other securities consist of FHLB and FRB restricted stock holdings of $497 and $347, respectively, at December 31, 2012 and, $497 and $345, respectively, at December 31, 2011, that are carried at cost, and certain mutual fund and equity security holdings.

96	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents realized gains and losses that were recognized in income from available-for-sale securities for the years ended December 31:

($ in millions)	2012	2011	2010
Realized gains	$75	75	69
Realized losses	(2)	–	(10)
OTTI	(58)	(19)	(3)
Net realized gains	$15	56	56

Trading securities totaled $207 million as of December 31, 2012, compared to $177 million at December 31, 2011. Gross realized gains on trading securities were $2 million for the year ended December 31, 2012, and $1 million for the years ended 2011 and 2010. Gross realized losses on trading securities were immaterial to the Bancorp for the year ended December 31, 2012 and $7 million and $1 million for the years ended December 31, 2011 and 2010, respectively. Net unrealized gains on trading securities were $1 million and $5 million at December 31, 2012 and 2011, respectively, and immaterial to the Bancorp at December 31, 2010.

At December 31, 2012 and 2011 securities with a fair value of $12.6 billion and $13.3 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s agency mortgage-backed securities and the contractual maturity distribution of the Bancorp’s available-for-sale and other and held-to-maturity securities as of December 31, 2012 are shown in the following table:

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Under 1 year	$555	566	73	73
1-5 years	8,865	9,356	185	185
5-10 years	2,223	2,280	20	20
Over 10 years	1,895	1,969	6	6
Other securities	1,033	1,036	–	–
Total	$14,571	15,207	284	284
(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2012
U.S. Treasury and government agencies	$–	–	–	–	–	–
U.S. Government sponsored agencies	–	–	–	–	–	–
Obligations of states and political subdivisions	–	–	–	–	–	–
Agency mortgage-backed securities	1,784	(18)	–	–	1,784	(18)
Other bonds, notes and debentures	454	(3)	–	–	454	(3)
Other securities	1	–	–	–	1	–
Total	$2,239	(21)	–	–	2,239	(21)
2011
U.S. Treasury and government agencies	$70	–	1	–	71	–
U.S. Government sponsored agencies	–	–	–	–	–	–
Obligations of states and political subdivisions	–	–	2	–	2	–
Agency mortgage-backed securities	34	(1)	6	–	40	(1)
Other bonds, notes and debentures	523	(4)	38	(5)	561	(9)
Other securities	6	–	–	–	6	–
Total	$633	(5)	47	(5)	680	(10)

Other-Than-Temporary Impairments

The Bancorp recognized $58 million, $19 million, and $3 million of OTTI, included in securities gains, net and securities gains, net – non-qualifying hedges on mortgage servicing rights, in the Bancorp’s Consolidated Statements of Income, on its available-for-sale and other debt securities during the years ended December 31, 2012, 2011, and 2010, respectively, and no OTTI was recognized on held-to-maturity debt securities for the years ended December 31, 2012, 2011, and 2010. Less than one percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities at December 31, 2012 and 2011.

During the years ended December 31, 2012 and 2011, the Bancorp did not recognize OTTI on any of its available-for-sale equity securities. In addition, for the year ended December 31, 2010, OTTI recognized on available-for-sale equity securities was immaterial to the Bancorp’s Consolidated Financial Statements.

Fifth Third Bancorp	97

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

The following table provides a summary of the total loans and leases classified by primary purpose as of December 31:

($ in millions)	2012	2011
Loans and leases held for sale:
Commercial and industrial loans	$39	45
Commercial mortgage loans	13	76
Commercial construction loans	9	17
Residential mortgage loans	2,856	2,802
Other consumer loans and leases	22	14
Total loans and leases held for sale	$2,939	2,954
Portfolio loans and leases:
Commercial and industrial loans	$36,038	30,783
Commercial mortgage loans	9,103	10,138
Commercial construction loans	698	1,020
Commercial leases	3,549	3,531
Total commercial loans and leases	49,388	45,472
Residential mortgage loans	12,017	10,672
Home equity	10,018	10,719
Automobile loans	11,972	11,827
Credit card	2,097	1,978
Other consumer loans and leases	290	350
Total consumer loans and leases	36,394	35,546
Total portfolio loans and leases	$85,782	81,018

Total portfolio loans and leases are recorded net of unearned income, which totaled $758 million as of December 31, 2012 and $942 million as of December 31, 2011. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $73 million and $45 million as of December 31, 2012 and 2011, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $12.7 billion and $11.2 billion at December 31, 2012 and 2011, respectively, pledged at the FHLB, and loans of $30.9 billion and $26.8 billion at December 31, 2012 and 2011, respectively, pledged at the FRB.

The following table presents a summary of the total loans and leases owned by the Bancorp as of and for the years ended December 31:

	Balance		90 Days Past Due and Still Accruing		Net Charge-Offs
($ in millions)	2012	2011	2012	2011	2012	2011
Commercial and industrial loans	$36,077	30,828	$1	4	$165	276
Commercial mortgage loans	9,116	10,214	22	3	99	195
Commercial construction loans	707	1,037	1	1	25	85
Commercial leases	3,549	3,531	–	–	8	(2)
Residential mortgage loans	14,873	13,474	75	79	122	173
Home equity loans	10,018	10,719	58	74	157	220
Automobile loans	11,972	11,827	8	9	31	53
Credit card	2,097	1,978	30	30	74	98
Other consumer loans and leases	312	364	–	–	23	74
Total loans and leases	$88,721	83,972	$195	200	$704	1,172
Less: Loans held for sale	$2,939	2,954
Total portfolio loans and leases	$85,782	81,018

The Bancorp engages in commercial and consumer lease products primarily related to the financing of commercial equipment and automobiles. The Bancorp had $3.0 billion of direct financing leases and $1.3 billion of leveraged leases at December 31, 2012 compared to $2.9 billion and $1.7 billion, respectively, at December 31, 2011.

Pre-tax income from leveraged leases for 2012 was $37 million compared to pre-tax income in 2011 of $33 million. The tax effect of this income was a benefit of $6 million in 2012 and an expense of $10 million in 2011.

98	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the investment in lease financing at December 31:

($ in millions)	2012	2011
Rentals receivable, net of principal and interest on nonrecourse debt	$3,543	3,757
Estimated residual value of leased assets	760	772
Initial direct cost, net of amortization	16	16
Gross investment in lease financing	4,319	4,545
Unearned income	(758)	(942)
Net investment in lease financing(a)	$3,561	3,603
(a)	The accumulated allowance for uncollectible minimum lease payments was $67 million and $79 million at December 31, 2012 and 2011, respectively.

The Bancorp periodically reviews residual values associated with its leasing portfolio. Declines in residual values that are deemed to be other-than-temporary are recognized as a loss. The Bancorp recognized $9 million and $4 million of residual value write-downs related to commercial leases for the years ended December 31, 2012 and 2011, respectively. The residual value write-downs related to commercial leases are recorded in corporate banking revenue in the

Consolidated Statements of Income. The Bancorp recognized no residual value write-downs relating to consumer automobile leases in 2012 and 2011. At December 31, 2012, the minimum future lease payments receivable for each of the years 2013 through 2017 was $612 million, $593 million, $472 million, $389 million and $312 million, respectively.

6. CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses

The following tables summarize transactions in the ALLL by portfolio segment:

For the year ended December 31, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance at January 1	$1,527	227	365	136	2,255
Losses charged off	(358)	(129)	(350)	–	(837)
Recoveries of losses previously charged off	61	7	65	–	133
Provision for loan and lease losses	6	124	198	(25)	303
Balance at December 31	$1,236	229	278	111	1,854

For the year ended December 31, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance at January 1	$1,989	310	555	150	3,004
Losses charged off	(615)	(180)	(519)	–	(1,314)
Recoveries of losses previously charged off	61	7	74	–	142
Provision for loan and lease losses	92	90	255	(14)	423
Balance at December 31	$1,527	227	365	136	2,255

For the year ended December 31, 2010 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance at January 1	$2,517	375	664	193	3,749
Losses charged off	(1,444)	(441)	(600)	–	(2,485)
Recoveries of losses previously charged off	80	2	75	–	157
Provision for loan and lease losses	836	374	371	(43)	1,538
Impact of change in accounting principle	–	–	45	–	45
Balance at December 31	$1,989	310	555	150	3,004

Fifth Third Bancorp	99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of December 31, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$95	137	62	–	294
Collectively evaluated for impairment	1,140	91	216	–	1,447
Loans acquired with deteriorated credit quality	1	1	–	–	2
Unallocated	–	–	–	111	111
Total ALLL	$1,236	229	278	111	1,854
Loans and leases:(b)
Individually evaluated for impairment	$980	1,298	544	–	2,822
Collectively evaluated for impairment	48,407	10,637	23,833	–	82,877
Loans acquired with deteriorated credit quality	1	6	–	–	7
Total portfolio loans and leases	$49,388	11,941	24,377	–	85,706
(a)	Includes $11 related to leveraged leases.
(b)	Excludes $76 of residential mortgage loans measured at fair value, and includes $862 of leveraged leases, net of unearned income.

As of December 31, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$155	130	65	–	350
Collectively evaluated for impairment	1,371	96	300	–	1,767
Loans acquired with deteriorated credit quality	1	1	–	–	2
Unallocated	–	–	–	136	136
Total ALLL	$1,527	227	365	136	2,255
Loans and leases:(b)
Individually evaluated for impairment	$1,170	1,258	574	–	3,002
Collectively evaluated for impairment	44,299	9,341	24,300	–	77,940
Loans acquired with deteriorated credit quality	3	8	–	–	11
Total portfolio loans and leases	$45,472	10,607	24,874	–	80,953
(a)	Includes $14 related to leveraged leases.
(b)	Excludes $65 of residential mortgage loans measured at fair value, and includes $1,022 of leveraged leases, net of unearned income.

100	Fifth Third Bancorp

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

The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of December 31, 2012 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$33,521	1,113	1,379	25	36,038
Commercial mortgage loans owner-occupied	3,934	338	603	1	4,876
Commercial mortgage loans nonowner-occupied	2,958	449	815	5	4,227
Commercial construction loans	444	59	195	–	698
Commercial leases	3,483	48	18	–	3,549
Total	$44,340	2,007	3,010	31	49,388

As of December 31, 2011 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$27,199	1,641	1,831	112	30,783
Commercial mortgage loans owner-occupied	3,893	567	778	28	5,266
Commercial mortgage loans nonowner-occupied	3,328	521	984	39	4,872
Commercial construction loans	343	235	413	29	1,020
Commercial leases	3,434	52	44	1	3,531
Total	$38,197	3,016	4,050	209	45,472

Consumer Portfolio Segment

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card, and other consumer loans and leases. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans is presented by class in the age analysis section below while the performing versus nonperforming status is presented in the table below. Residential mortgage loans that have principal and interest payments that have become past due 150 days and home equity loans with principal and interest payments that have become past due 180 days are classified as nonperforming unless such loans are both well secured and in the process of collection. Residential mortgage, home equity, automobile and other consumer loans and leases that have been modified in a TDR and subsequently become past due 90 days are classified as nonperforming, unless the loan is both well secured and in the process of collection. Credit card loans that have been modified in a TDR are classified as nonperforming unless such loans have a sustained repayment performance of six months or greater and are reasonably assured of repayment in accordance with the restructured terms. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance.

Fifth Third Bancorp	101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments disaggregated into performing versus nonperforming status as of December 31:

	2012		2011
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$11,704	237	10,332	275
Home equity	9,965	53	10,665	54
Automobile loans	11,970	2	11,825	2
Credit card	2,058	39	1,930	48
Other consumer loans and leases	289	1	349	1
Total	$35,986	332	35,101	380
(a)	Excludes $76 and $65 of loans measured at fair value at December 31, 2012 and 2011, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of December 31, 2012 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$35,826	46	166	212	36,038	1
Commercial mortgage owner-occupied loans	4,752	29	95	124	4,876	22
Commercial mortgage nonowner-occupied loans	4,094	21	112	133	4,227	-
Commercial construction loans	622	-	76	76	698	1
Commercial leases	3,546	2	1	3	3,549	-
Residential mortgage loans(a)(b)	11,547	87	307	394	11,941	75
Home equity	9,782	126	110	236	10,018	58
Automobile loans	11,900	62	10	72	11,972	8
Credit card	2,025	38	34	72	2,097	30
Other consumer loans and leases	287	2	1	3	290	-
Total portfolio loans and leases(a)(d)	$84,381	413	912	1,325	85,706	195
(a)	Excludes $76 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2012, $80 of these loans were 30-89 days past due and $414 were 90 days or more past due. The Bancorp recognized $2 million of losses for the year ended December 31, 2012 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.
(d)	Includes an immaterial amount of government insured commercial loans 30-89 days and 90 days past due and accruing whose repayments are insured by the Small Business Administration at December 31, 2012.

		Past Due
As of December 31, 2011 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$30,493	49	241	290	30,783	4
Commercial mortgage owner-occupied loans	5,088	62	116	178	5,266	1
Commercial mortgage nonowner-occupied loans	4,649	41	182	223	4,872	2
Commercial construction loans	887	12	121	133	1,020	1
Commercial leases	3,521	4	6	10	3,531	-
Residential mortgage loans(a)(b)	10,149	110	348	458	10,607	79
Consumer:
Home equity	10,455	136	128	264	10,719	74
Automobile loans	11,744	71	12	83	11,827	9
Credit card	1,873	33	72	105	1,978	30
Other consumer loans and leases	348	1	1	2	350	-
Total portfolio loans and leases(a)(d)	$79,207	519	1,227	1,746	80,953	200
(a)	Excludes $65 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2011, $45 of these loans were 30-89 days past due and $309 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses for the year ended December 31, 2011 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.
(d)	Includes an immaterial amount of government insured commercial loans 30-89 and 90 days past due and accruing whose repayments are insured by the Small Business Administration at December 31, 2011.

102	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans and Leases

Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp also performs an individual review on loans that are restructured in a troubled debt restructuring. The Bancorp considers the current value of collateral, credit quality of any guarantees, the loan structure, and other factors when evaluating whether an individual loan is impaired. Other factors may include the geography and industry of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower, and the Bancorp’s evaluation of the borrower’s management. Smaller balance homogenous loans that are collectively evaluated for impairment are not included in the following tables.

The following table summarizes the Bancorp’s impaired loans and leases (by class) that were subject to individual review as of December 31, 2012:

As of December 31, 2012 ($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$263	194		65
Commercial mortgage owner-occupied loans	54	43		5
Commercial mortgage nonowner-occupied loans	215	160		16
Commercial construction loans	48	37		5
Commercial leases	8	8		5
Restructured residential mortgage loans	1,067	1,023		137
Restructured consumer:
Home equity	400	396		46
Automobile loans	31	30		4
Credit card	74	74		12
Other consumer loans and leases	2	2		-
Total impaired loans with a related allowance	$2,162	1,967		295
With no related allowance recorded:
Commercial:
Commercial and industrial loans	$207	169		-
Commercial mortgage owner-occupied loans	107	99		-
Commercial mortgage nonowner-occupied loans	209	199		-
Commercial construction loans	109	67		-
Commercial leases	5	5		-
Restructured residential mortgage loans	326	275		-
Restructured consumer:
Home equity	40	39		-
Automobile loans	3	3		-
Total impaired loans with no related allowance	1,006	856		-
Total impaired loans	$3,168	2,823	(a)	295
(a)	Includes $431, $1,175 and $480, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $177, $123 and $64, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

Fifth Third Bancorp	103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Bancorp’s impaired loans and leases (by class) that were subject to individual review as of December 31, 2011:

As of December 31, 2011 ($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$330	246		102
Commercial mortgage owner-occupied loans	66	52		10
Commercial mortgage nonowner-occupied loans	203	147		24
Commercial construction loans	213	120		18
Commercial leases	11	10		2
Restructured residential mortgage loans	1,091	1,038		131
Restructured consumer:
Home equity	401	397		46
Automobile loans	37	37		5
Credit card	94	88		14
Other consumer loans and leases	2	2		–
Total impaired loans with a related allowance	$2,448	2,137		352
With no related allowance recorded:
Commercial:
Commercial and industrial loans	$375	265		–
Commercial mortgage owner-occupied loans	78	69		–
Commercial mortgage nonowner-occupied loans	191	157		–
Commercial construction loans	143	105		–
Commercial leases	2	2		–
Restructured residential mortgage loans	276	228		–
Restructured consumer:
Home equity	48	46		–
Automobile loans	4	4		–
Total impaired loans with no related allowance	1,117	876		–
Total impaired loans	$3,565	3,013	(a)	352
(a)	Includes $390, $1,117 and $495, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $160, $141 and $79, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

The following table summarizes the Bancorp’s average impaired loans and leases and interest income by class for the year ended December 31:

	2012		2011
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$448	4	532	5
Commercial mortgage owner-occupied loans	156	4	117	2
Commercial mortgage nonowner-occupied loans	361	10	288	5
Commercial construction loans	160	2	198	3
Commercial leases	10	–	16	–
Restructured residential mortgage loans	1,276	47	1,217	41
Restructured consumer:
Home equity	439	24	444	23
Automobile loans	38	1	41	1
Credit card	80	4	94	3
Other consumer loans and leases	1	–	21	-
Total impaired loans	$2,969	96	2,968	83

During the year ended December 31, 2010, interest income of $74 million was recognized on impaired loans that had an average balance of $3.2 billion.

104	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming Assets

The following table summarizes the Bancorp’s nonperforming loans and leases, by class, as of December 31:

($ in millions)	2012	2011
Commercial:
Commercial and industrial loans	$330	487
Commercial mortgage owner-occupied loans	125	170
Commercial mortgage nonowner-occupied loans	157	251
Commercial construction loans	76	138
Commercial leases	9	12
Total commercial loans and leases	697	1,058
Residential mortgage loans	237	275
Consumer:
Home equity	53	54
Automobile loans	2	2
Credit card	39	48
Other consumer loans and leases	1	1
Total consumer loans and leases	95	105
Total nonperforming loans and leases(a)(c)	$1,029	1,438
OREO and other repossessed property(b)	257	378
(a)	Excludes $29 and $138 of nonaccrual loans held for sale at December 31, 2012 and 2011, respectively.
(b)	Excludes $72 and $64 of OREO related to government insured loans at December 31, 2012 and 2011, respectively.
(c)	Includes $10 and $17 of nonaccrual government insured commercial loans whose repayments are insured by the Small Business Administration at December 31, 2012 and 2011, respectively, and $1 and $2 of restructured nonaccrual government insured commercial loans at December 31, 2012 and 2011, respectively.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of loans may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the related impairment as the difference between the estimated future cash flows, discounted at the original effective yield of the loan, expected to be collected on the modified loan and the carrying value of the loan. The resulting measurement may result in the need for minimal or no valuation allowance because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the recorded investment of the loan. Conversely, the Bancorp often recognizes an impairment loss as an increase to ALLL upon a modification that reduces the stated interest rate on a loan. If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL. At December 31, 2012, the Bancorp had $28 million in line of credit commitments and $25 million in letter of credit commitments to lend additional funds to borrowers whose terms have been modified in a TDR compared to $42 million and $1 million, respectively, at December 31, 2011.

Fifth Third Bancorp	105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of loans modified in a TDR by the Bancorp during the year ended December 31:

2012 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	108	$84	(7)	9
Commercial mortgage owner-occupied loans	67	53	(8)	2
Commercial mortgage nonowner-occupied loans	67	91	(7)	-
Commercial construction loans	17	38	(4)	-
Commercial leases	8	7	1	-
Residential mortgage loans	1,758	340	35	-
Consumer:
Home equity	1,343	82	1	-
Automobile loans	1,289	23	2	-
Credit card	11,407	75	11	-
Total portfolio loans and leases	16,064	$793	24	11

2011 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	52	$83	(4)	3
Commercial mortgage owner-occupied loans	32	55	(6)	2
Commercial mortgage nonowner-occupied loans	39	90	(21)	3
Commercial construction loans	26	59	(9)	1
Commercial leases	2	-	-	-
Residential mortgage loans	1,728	338	34	-
Consumer:
Home equity	1,317	80	1	-
Automobile loans	1,482	26	3	-
Credit card	12,234	79	11	-
Total portfolio loans and leases	16,912	$810	9	9
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
(b)	Represents number of loans post-modification.

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

106	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of subsequent defaults that occurred during the years ended December 31, 2012 and 2011 and within 12 months of the restructuring date:

December 31, 2012 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	2	$3
Commercial mortgage owner-occupied loans	3	2
Commercial mortgage nonowner-occupied loans	2	1
Commercial construction loans	2	3
Residential mortgage loans	332	57
Consumer:
Home equity	101	7
Automobile loans	42	–
Credit card	28	–
Total portfolio loans and leases	512	$73

December 31, 2011 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	8	$4
Commercial mortgage owner-occupied loans	4	5
Commercial mortgage nonowner-occupied loans	4	3
Commercial construction loans	3	4
Residential mortgage loans	337	55
Consumer:
Home equity	206	13
Automobile loans	28	1
Credit card	67	1
Total portfolio loans and leases	657	$86
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp	107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. BANK PREMISES AND EQUIPMENT

The following is a summary of bank premises and equipment at December 31:

($ in millions)	Estimated Useful Life	2012	2011
Land and improvements		$841	834
Buildings	5 to 50 yrs.	1,692	1,623
Equipment	2 to 20 yrs.	1,460	1,318
Leasehold improvements	3 to 40 yrs.	386	394
Construction in progress		141	140
Accumulated depreciation and amortization		(1,978)	(1,862)
Total		$2,542	2,447

Depreciation and amortization expense related to bank premises and equipment was $233 million in 2012, $224 million in 2011 and $225 million in 2010.

During 2012, the Bancorp recorded charges of $21 million of lower of cost or market adjustments associated with bank premises. These adjustments were generally based on appraisals of the underlying bank premises less estimated selling costs. The recognized impairment losses were recorded in other noninterest income in the Consolidated Statements of Income.

Gross occupancy expense for cancelable and noncancelable leases was $99 million in 2012 and 2011 and $98 million in 2010, which was reduced by rental income from leased premises of $17 million in 2012 and $19 million in 2011 and 2010. The Bancorp’s subsidiaries have entered into a number of noncancelable and capital lease agreements with respect to bank premises and equipment.

The following table provides the annual future minimum payments under capital leases and noncancelable operating leases at December 31, 2012:

($ in millions)	Operating Leases	Capital Leases
Year ended December 31,
2013	$89	7
2014	85	7
2015	81	6
2016	74	3
2017	66	-
Thereafter	374	1
Total minimum lease payments	$769	24
Less: Amounts representing interest	-	3
Present value of net minimum lease payments	-	21

8. GOODWILL

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period, in addition to purchase accounting adjustments related to previous acquisitions. During the fourth quarter of 2008, the Bancorp determined that the Commercial Banking and Consumer Lending segments’ goodwill carrying amounts exceeded their associated implied fair values by $750 million and $215 million, respectively. The resulting $965 million goodwill impairment charge was recorded in the fourth quarter of 2008 and represents the total amount of accumulated impairment losses as of December 31, 2012.

Changes in the net carrying amount of goodwill, by reporting unit, for the years ended December 31, 2012 and 2011 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Total
Net carrying value as of December 31, 2010	$613	1,656	-	148	2,417
Acquisition activity	-	-	-	-	-
Net carrying value as of December 31, 2011	$613	1,656	-	148	2,417
Acquisition activity	-	(1)	-	-	(1)
Net carrying value as of December 31, 2012	$613	1,655	-	148	2,416

The Bancorp completed its annual goodwill impairment test as of September 30, 2012 and the estimated fair values of the Commercial Banking, Branch Banking and Investment Advisors segments substantially exceeded their carrying values, including goodwill.

108	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INTANGIBLE ASSETS

Intangible assets consist of mortgage servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets, excluding servicing rights, are amortized on either a straight-line or an accelerated basis over their estimated useful lives and have an estimated remaining weighted-average life at December 31, 2012 of 3.9 years. For more information on mortgage servicing rights, see Note 11.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of December 31, 2012
Mortgage servicing rights	$2,825	(1,467)	(661)	697
Core deposit intangibles	180	(160)	-	20
Other	44	(37)	-	7
Total intangible assets	$3,049	(1,664)	(661)	724
As of December 31, 2011
Mortgage servicing rights	$2,520	(1,281)	(558)	681
Core deposit intangibles	439	(407)	-	32
Other	44	(36)	-	8
Total intangible assets	$3,003	(1,724)	(558)	721

As of December 31, 2012, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including mortgage servicing rights, for the years ending December 31, 2012, 2011 and 2010 was $199 million, $157 million and $181 million, respectively.

Estimated amortization expense for the years ending December 31, 2013 through 2017 is as follows:

($ in millions)	Mortgage Servicing Rights	Other Intangible Assets	Total
2013	$284	8	292
2014	220	4	224
2015	173	2	175
2016	137	2	139
2017	109	2	111

Fifth Third Bancorp	109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Bancorp’s Consolidated Balance Sheets as of:

December 31, 2012 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$-	-	-	-
Other short-term investments	-	-	-	-
Commercial mortgage loans	-	-	50	50
Home equity	-	-	-	-
Automobile loans	-	-	-	-
ALLL	-	-	(5)	(5)
Other assets	-	-	3	3
Total assets	-	-	48	48
Liabilities:
Other liabilities	$-	-	-	-
Long-term debt	-	-	-	-
Total liabilities	$-	-	-	-
Noncontrolling interests			48	48

December 31, 2011 ($ in millions)	Home Equity Securitization	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$5	25	-	30
Other short-term investments	-	7	-	7
Commercial mortgage loans	-	-	50	50
Home equity	223	-	-	223
Automobile loans	-	259	-	259
ALLL	(5)	(3)	(2)	(10)
Other assets	1	1	2	4
Total assets	224	289	50	563
Liabilities:
Other liabilities	$-	4	-	4
Long-term debt	22	169	-	191
Total liabilities	$22	173	-	195
Noncontrolling interest			50	50

Home Equity and Automobile Loan Securitizations

The Bancorp previously sold $903 million of home equity lines of credit to an isolated trust. Additionally, the Bancorp previously sold $2.7 billion of automobile loans to an isolated trust and conduits in three separate transactions. Each of these transactions isolated the related loans through the use of a VIE that, under accounting guidance effective prior to January 1, 2010, was not consolidated by the Bancorp. The VIEs were funded through loans from large multi-seller asset-backed commercial paper conduits sponsored by third party agents, asset-backed securities issued with varying levels of credit subordination and payment priority, and residual interests. The Bancorp retained residual interests in these entities and, therefore, had an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, held the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp determined it was the primary beneficiary of these VIEs and, effective January 1, 2010, these VIEs were consolidated in the Bancorp’s Consolidated Financial Statements. On February 8, 2012, the Bancorp exercised cleanup call options on an automobile securitization conduit and an isolated trust and acquired all remaining automobile loans, the proceeds of which were used by the conduit and trust to repay outstanding debt. On April 12, 2012, the Bancorp exercised its cleanup call option on the home equity isolated trust and acquired

110	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

all remaining home equity loans, the proceeds of which were used by the trust to repay outstanding debt. On September 17, 2012, the Bancorp exercised its cleanup call option on the remaining automobile securitization conduit and acquired all remaining automobile loans, the proceeds of which were used by the conduit to repay outstanding debt.

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

CDC Investments

CDC, a wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp serves as the managing member of certain LLCs invested in business revitalization projects. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor member’s investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Bancorp’s Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Consolidated Statements of Income and Consolidated Statements of Comprehensive Income. Additionally, the net income attributable to the noncontrolling interests is reported separately in the Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at December 31, 2012 and 2011 was $18 million and $10 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Bancorp’s Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds a variable interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

As of December 31, 2012 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,442	394	1,442
Private equity investments	189	-	310
Loans provided to VIEs	1,622	-	2,465
Restructured loans	2	-	2

As of December 31, 2011 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,243	269	1,243
Private equity investments	161	3	327
Money market funds	53	-	62
Loans provided to VIEs	1,370	-	2,203
Restructured loans	10	-	12

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

Fifth Third Bancorp	111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bancorp is exposed to losses arising from negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, are included in the previous tables. Also, as of December 31, 2012 and 2011, the unfunded commitment amounts to the funds were $121 million and $166 million, respectively. The Bancorp made capital contributions of $61 million and $48 million to private equity funds during 2012 and 2011, respectively.

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

In the fourth quarter of 2010, the Bancorp voluntarily provided credit support of less than $1 million to a money market fund managed by FTAM. Accordingly, the Bancorp was required to analyze the money market funds and similar funds managed by FTAM under the VIE consolidation guidance applicable to these funds to determine the primary beneficiary of each fund. In analyzing these funds, the Bancorp determined that interest rate risk and credit risk were the two main risks to which the funds were exposed. After analyzing the interest rate risk variability and credit risk variability associated with these funds, the Bancorp determined that it was not the primary beneficiary of these funds because it did not absorb a majority of the funds’ expected losses or receive a majority of the funds’ expected residual returns. Therefore, the Bancorp’s investments in these funds were included as other securities in the Bancorp’s Consolidated Balance Sheets. In the third quarter of 2012, the Bancorp sold certain assets relating to the management of Fifth Third money market funds. The remaining maximum exposure as of December 31, 2012 is immaterial to the Bancorp’s Consolidated Financial Statements.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs, included in commercial loans in the Consolidated Balance Sheets, are included in the previous tables for all periods presented. Also, as of December 31, 2012 and 2011, the Bancorp’s unfunded commitments to these entities were $843 million and $833 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the equity investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. Due to the VIEs’ short-term cash deficit projections at the restructuring dates, the Bancorp determined that the initial fair value of its equity investments in these VIEs was zero. As of December 31, 2012 and 2011, the Bancorp’s carrying value of these equity investments was immaterial to the Bancorp’s Consolidated Balance Sheets. Additionally, the Bancorp had outstanding loans to these VIEs, included in commercial loans in the Consolidated Balance Sheets, which are included in the previous tables for all periods presented. The Bancorp had no unfunded loan commitments to these VIEs as of December 31, 2012 and $2 million at December 31, 2011. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

112	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SALES OF RESIDENTIAL MORTGAGE RECEIVABLES AND MORTGAGE SERVICING RIGHTS

The Bancorp sold fixed and adjustable rate residential mortgage loans during 2012, 2011, and 2010. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Consolidated Statements of Income, for the years ended December 31 is as follows:

($ in millions)	2012	2011	2010
Residential mortgage loan sales	$21,574	14,733	17,861

Origination fees and gains on loan sales	821	396	490
Servicing fees	250	234	221

Servicing Assets

The following table presents changes in the servicing assets related to residential mortgage loans for the years ended December 31:

($ in millions)	2012	2011
Carrying amount before valuation allowance as of the beginning of the period	$1,239	1,138
Servicing obligations that result from the transfer of residential mortgage loans	305	236
Amortization	(186)	(135)
Carrying amount before valuation allowance	1,358	1,239
Valuation allowance for servicing assets:
Beginning balance	(558)	(316)
Servicing impairment	(103)	(242)
Ending balance	(661)	(558)
Carrying amount as of the end of the period	$697	681

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

The following table displays the beginning and ending fair value for the years ended December 31:

($ in millions)	2012	2011
Fixed rate residential mortgage loans:
Beginning balance	$649	791
Ending balance	664	649
Adjustable rate residential mortgage loans:
Beginning balance	32	31
Ending balance	33	32

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2012	2011	2010
Securities gains, net—non-qualifying hedges on MSRs	$3	9	14
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	63	344	109
Provision for MSR impairment (Mortgage banking net revenue)	(103)	(242)	(36)

Fifth Third Bancorp	113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012 and 2011, the key economic assumptions used in measuring the MSRs that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the years ended December 31 were as follows:

		2012				2011
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate
Residential mortgage loans:
Servicing assets	Fixed	6.9	9.6%	10.4%	N/A	7.2	8.8%	10.5%	N/A
Servicing assets	Adjustable	3.8	22.0	11.4	N/A	3.7	22.8	11.4	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At December 31, 2012 and 2011, the Bancorp serviced $62.5 billion and $57.1 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At December 31, 2012, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

		Fair	Weighted- Average Life (in	Prepayment Speed Assumption				Residual Servicing Cash Flows
					Impact of Adverse Change on Fair Value			Discount	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value	years)	Rate	10%	20%	50%	Rate	10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$664	4.8	16.1%	$(37)	(72)	(159)	10.5%	$(22)	(42)
Servicing assets	Adjustable	33	3.1	26.9	(2)	(3)	(6)	11.7	(1)	(2)
(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on these variations in the assumptions typically cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The Bancorp believes variations of these levels are reasonably possible; however there is the potential that adverse changes in key assumptions could be even greater. Also, in the previous table, the effect of a variation in a particular assumption on the fair value of the interests that continue to be held by the Bancorp is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract these sensitivities.

114	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bancorp’s derivative assets contain certain contracts in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of December 31, 2012 and 2011, the balance of collateral held by the Bancorp for derivative assets was $927 million and $1.2 billion, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of December 31, 2012 and 2011 was $18 million and $28 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp primarily posts collateral in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of December 31, 2012 and 2011, the balance of collateral posted by the Bancorp for derivative liabilities was $785 million and $788 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of December 31, 2012 and 2011, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to the Bancorp’s Consolidated Financial Statements. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Consolidated Financial Statements.

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

Fifth Third Bancorp	115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Consolidated Balance Sheets as of:

		Fair Value
	Notional	Derivative	Derivative
December 31, 2012 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$2,880	558	-
Total fair value hedges		558	-
Cash flow hedges:
Interest rate floors related to C&I loans	1,500	22	-
Interest rate swaps related to C&I loans	1,000	60	-
Interest rate caps related to long-term debt	500	-	-
Interest rate swaps related to long-term debt	250	-	1
Total cash flow hedges		82	1
Total derivatives designated as qualifying hedging instruments		640	1
Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes:
Interest rate contracts related to MSRs	10,177	219	-
Forward contracts related to held for sale mortgage loans	5,322	2	14
Stock warrants associated with sale of the processing business	416	177	-
Swap associated with the sale of Visa, Inc. Class B shares	644	-	33
Total free-standing derivatives—risk management and other business purposes		398	47
Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	27,354	586	602
Interest rate lock commitments	4,894	60	-
Commodity contracts	3,084	87	82
Foreign exchange contracts	17,297	201	183
Derivative instruments related to equity linked CDs	5	-	-
Total free-standing derivatives—customer accommodation		934	867
Total derivatives not designated as qualifying hedging instruments		1,332	914
Total		$1,972	915

116	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value
	Notional	Derivative	Derivative
December 31, 2011 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$4,080	662	-
Total fair value hedges		662	-
Cash flow hedges:
Interest rate floors related to C&I loans	1,500	91	-
Interest rate swaps related to C&I loans	1,500	59	-
Interest rate caps related to long-term debt	500	-	-
Interest rate swaps related to long-term debt	250	-	5
Total cash flow hedges		150	5
Total derivatives designated as qualifying hedging instruments		812	5
Derivatives not designated as qualifying hedging instruments
Free-standing derivatives—risk management and other business purposes:
Interest rate contracts related to MSRs	3,077	187	-
Forward contracts related to held for sale mortgage loans	5,705	8	54
Interest rate swaps related to long-term debt	311	1	3
Put options associated with sale of the processing business	978	-	1
Stock warrants associated with sale of the processing business	223	111	-
Swap associated with the sale of Visa, Inc. Class B shares	436	-	78
Total free-standing derivatives—risk management and other business purposes		307	136
Free-standing derivatives—customer accommodation:
Interest rate contracts for customers	30,000	774	795
Interest rate lock commitments	3,835	33	1
Commodity contracts	2,074	134	130
Foreign exchange contracts	17,909	294	275
Derivative instruments related to equity linked CDs	34	2	2
Total free-standing derivatives—customer accommodation		1,237	1,203
Total derivatives not designated as qualifying hedging instruments		1,544	1,339
Total		$2,356	1,344

Fifth Third Bancorp	117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of December 31, 2012 and 2011, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Income:

For the year ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2012	2011	2010
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(104)	220	167
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	107	(227)	(168)
Change in fair value of interest rate swaps hedging time deposits	Interest on deposits	-	-	6
Change in fair value of hedged time deposits	Interest on deposits	-	-	(6)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure for which the Bancorp desired to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of December 31, 2012, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of December 31, 2012, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 38 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income while reclassified gains and losses on interest rate contracts related to long-term debt are recorded within interest expense in the Consolidated Statements of Income. As of December 31, 2012 and 2011, $50 million and $80 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Consolidated Balance Sheets. As of December 31, 2012, $20 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months primarily due to the benefit of interest rate floors that mature during the second quarter of 2013. During 2012, there were no gains or losses reclassified from accumulated other comprehensive income into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur. During 2011, $11 million of losses were reclassified from accumulated other comprehensive income into noninterest expense as it was determined that the original forecasted transaction was no longer probable of occurring by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the net gains recorded in the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

For the year ended December 31 ($ in millions)	2012	2011	2010
Amount of net gain recognized in OCI	$37	89	2
Amount of net gain reclassified from OCI into net income	83	69	60
Amount of ineffectiveness recognized in other noninterest income	-	1	6

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

118	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

derivative instruments and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking net revenue in the Consolidated Statements of Income.

Additionally, as part of the Bancorp’s overall risk management strategy with respect to minimizing significant fluctuations in earnings and cash flows caused by interest rate and prepayment volatility, the Bancorp may enter into free-standing derivative instruments (options, swaptions and interest rate swaps). The gains and losses on these derivative contracts are recorded within other noninterest income in the Consolidated Statements of Income.

In conjunction with the sale of the processing business in 2009, the Bancorp received warrants and issued put options, which are accounted for as free-standing derivatives. The put options expired as a result of the Vantiv, Inc. initial public offering in March of 2012. Refer to Note 26 for further discussion of significant inputs and assumptions used in the valuation of these instruments.

In conjunction with the sale of Visa, Inc. Class B shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative. See Note 26 for further discussion of significant inputs and assumptions used in the valuation of this instrument.

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

For the year ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2012	2011	2010
Interest rate contracts:
Forward contracts related to mortgage loans held for sale	Mortgage banking net revenue	$28	(128)	40
Interest rate contracts related to MSRs	Mortgage banking net revenue	63	345	109
Interest rate swaps related to long-term debt	Other noninterest income	2	7	2
Equity contracts:
Stock warrants associated with sale of the processing business	Other noninterest income	66	32	4
Put options associated with sale of the processing business	Other noninterest income	1	7	1
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(45)	(83)	(19)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of December 31, 2012 and 2011, the total notional amount of the risk participation agreements was $1.0 billion and $808 million, respectively, and the fair value was a liability of $2 million at both December 31, 2012 and 2011, which is included in interest rate contracts for customers. As of December 31, 2012, the risk participation agreements had an average life of 3.0 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table:

At December 31 ($ in millions)	2012	2011
Pass	$993	772
Special mention	-	14
Substandard	13	18
Doubtful	-	4
Total	$1,006	808

Fifth Third Bancorp	119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

For the year ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2012	2011	2010
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$30	28	26
Interest rate contracts for customers (credit losses)	Other noninterest expense	(2)	(13)	(22)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	6	13	(1)
Interest rate lock commitments	Mortgage banking net revenue	417	206	187
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	7	8	8
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	2	-	-
Foreign exchange contracts:
Foreign exchange contracts—customers (contract revenue)	Corporate banking revenue	65	47	63
Foreign exchange contracts—customers (credit portion of fair value adjustment)	Other noninterest expense	2	1	(1)

13. OTHER ASSETS

The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2012	2011
Derivative instruments	$1,972	2,356
Partnership investments	1,657	1,413
Bank owned life insurance	1,547	1,742
Accounts receivable and drafts-in-process	1,155	955
Investment in Vantiv Holding, LLC	563	576
Bankers’ acceptances	398	726
Accrued interest receivable	369	382
OREO and other repossessed personal property	329	442
Prepaid expenses	80	84
Income tax receivable	10	5
Other	124	182
Total	$8,204	8,863

The Bancorp incorporates the utilization of derivative instruments as part of its overall risk management strategy to reduce certain risks related to interest rate, prepayment and foreign currency volatility. The Bancorp also holds derivatives instruments for the benefit of its commercial customers. For further information on derivative instruments, see Note 12.

CDC, a wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks, which are included above in partnership investments. In addition, the Bancorp invests as a limited partner in private equity funds. The Bancorp has determined that these entities are VIEs and the Bancorp’s investments represent variable interests. See Note 10 for further information.

The Bancorp purchases life insurance policies on the lives of certain directors, officers and employees and is the owner and beneficiary of the policies. Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. See Note 1 for further information.

On June 30, 2009, the Bancorp sold an approximate 51% interest in Vantiv Holding, LLC to Advent International. During

the first quarter of 2012, Vantiv, Inc. priced an IPO of its shares and contributed the net proceeds to Vantiv Holding, LLC for additional ownership interests. As a result of this offering, the Bancorp’s ownership of Vantiv Holding, LLC was reduced to approximately 39%. In addition, the Bancorp sold an approximate 6% interest during the fourth quarter of 2012. The Bancorp’s remaining approximate 33% ownership in Vantiv Holding, LLC is accounted for under the equity method of accounting. See Note 18 for further information.

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

120	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SHORT-TERM BORROWINGS

Borrowings with original maturities of one year or less are classified as short term, and include federal funds purchased and other short-term borrowings. Federal funds purchased are excess balances in reserve accounts held at FRBs that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings include securities sold under repurchase agreements, derivative collateral, FHLB advances and other borrowings with original maturities of one year or less.

A summary of short-term borrowings and weighted-average rates follows:

	2012		2011
($ in millions)	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased	$901	0.10%	$346	0.04%
Other short-term borrowings	6,280	0.15	3,239	0.09
Average for the years ended December 31:
Federal funds purchased	$560	0.14%	$345	0.11%
Other short-term borrowings	4,246	0.18	2,777	0.12
Maximum month-end balance for the years ended December 31:
Federal funds purchased	$901		$451
Other short-term borrowings	6,330		4,894

Fifth Third Bancorp	121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. LONG-TERM DEBT

The following table is a summary of the Bancorp’s long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2012	2011
Parent Company
Senior:
Fixed-rate notes	2013	6.25%	$758	779
Fixed-rate notes	2016	3.625%	999	1,000
Fixed-rate notes	2022	3.50%	497	-
Subordinated:(b)
Floating-rate notes	2016	0.73%	250	250
Fixed-rate notes	2017	5.45%	583	589
Fixed-rate notes	2018	4.50%	584	581
Fixed-rate notes	2038	8.25%	1,330	1,348
Junior subordinated:(a)
Fixed-rate notes(c)	2067	6.50%	750	750
Fixed-rate notes(c)			-	594
Fixed-rate notes(c)			-	894
Structured repurchase agreements:
Floating-rate notes			-	250
Floating-rate notes			-	125
Subsidiaries
Senior:
Floating-rate bank notes	2013	0.42%	500	500
Subordinated:(b)
Fixed-rate bank notes	2015	4.75%	546	561
Junior subordinated:(a)
Floating-rate debentures	2035	1.73% -2.00%	50	62
FHLB advances	2014-2041	0.05% -8.34%	53	1,055
Notes associated with consolidated VIEs:
Automobile loan securitizations:
Fixed-rate notes			-	2
Floating-rate notes			-	169
Home equity securitization:
Floating-rate notes			-	22
Other	2013-2039	Varies	185	151
Total			$7,085	9,682
(a)	Qualify as Tier I capital for regulatory capital purposes. See Note 27 for further information.
(b)	Qualify as Tier II capital for regulatory capital purposes.
(c)	Future periods of debt are floating.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the above table. The aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2012, are presented in the following table:

($ in millions)	Parent	Subsidiaries	Total
2013	$758	519	1,277
2014	-	38	38
2015	-	560	560
2016	1,249	10	1,259
2017	583	86	669
Thereafter	3,161	121	3,282
Total	$5,751	1,334	7,085

At December 31, 2012, the Bancorp had outstanding principal balances of $6.5 billion, net discounts of $20 million and additions for mark-to-market adjustments on its hedged debt of $555 million. At December 31, 2011, the Bancorp had outstanding principal balances of $9.0 billion, net discounts of $18 million and additions for mark-to-market adjustments on its hedged debt of $662 million. The Bancorp was in compliance with all debt covenants at December 31, 2012.

PARENT COMPANY LONG-TERM BORROWINGS

Senior Notes

In April 2008, the Bancorp issued $750 million of senior notes to third party investors. The senior notes bear a fixed rate of interest of 6.25% per annum. The Bancorp entered into interest rate swaps to convert $675 million to floating rate and, at December 31, 2012 and 2011, paid a rate of 2.72% and 2.84%, respectively. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amount of the notes will be due upon maturity on May 1, 2013. The notes are not subject to redemption at the Bancorp’s option at any time prior to maturity.

122	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 7, 2012, the Bancorp issued $500 million of senior notes to third party investors, and entered into a Supplemental Indenture dated March 7, 2012 with the Trustee, which modified the existing Indenture for Senior Debt Securities dated April 30, 2008. The Supplemental Indenture and the Indenture define the rights of the senior notes, which senior notes are represented by a Global Security dated as of March 7, 2012. The senior notes bear a fixed rate of interest of 3.50% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes will be due upon maturity on March 15, 2022. The notes are not subject to redemption at the Bancorp’s option at any time until 30 days prior to maturity.

Subordinated Debt

The subordinated floating-rate notes due in 2016 pay interest at three-month LIBOR plus 42 bps. The Bancorp has entered into interest rate swaps to convert its subordinated fixed-rate notes due in 2017 and 2018 to floating-rate, which pay interest at three-month LIBOR plus 42 bps and 25 bps, respectively, at December 31, 2012. The rates paid on the swaps hedging the subordinated floating-rate notes due in 2017 and 2018 were 0.76% and 0.56%, respectively, at December 31, 2012. Of the $1.0 billion in 8.25% subordinated fixed rate notes due in 2038, $705 million were subsequently hedged to floating and paid a rate of 3.36% at December 31, 2012.

Junior Subordinated Debt

The 6.50% junior subordinated notes due in 2067, with a carrying and outstanding principal balance of $750 million at December 31, 2012 and 2011, pay a fixed rate of 6.50% until 2017, then convert to a floating rate at three-month LIBOR plus 137 bps until 2047. Thereafter, the notes pay a floating rate at one-month LIBOR plus 237 bps. The obligations were issued to Fifth Third Capital Trust IV.

Consistent with the 2012 CCAR plan, the Bancorp redeemed all $575 million of the outstanding TruPS issued by Fifth Third Capital Trust V on August 15, 2012. The Fifth Third Capital Trust V securities had a distribution rate of 7.25% and a scheduled maturity date of August 15, 2067, and were redeemable at any time on or after August 15, 2012. The redemption price was $25 per security, which reflected 100% of the liquidation amount, plus accrued and unpaid distributions through the actual redemption date of $0.453125 per security. The Bancorp recognized a $17 million loss on extinguishment within other noninterest expense in the Consolidated Statements of Income.

Additionally, the Bancorp redeemed all $862.5 million of the outstanding TruPS issued by Fifth Third Capital Trust VI on August 8, 2012. These securities had a distribution rate of 7.25% and a scheduled maturity date of November 15, 2067. Pursuant to the terms of the TruPS, the securities of Fifth Third Capital Trust VI were redeemable within ninety days of a Capital Treatment Event. The Bancorp determined that a Capital Treatment Event occurred upon the authorization for publication in the Federal Register of a Joint Notice of Proposed Rulemaking by the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Comptroller of the Currency addressing, among other matters, Section 171 of the Dodd-Frank Act of 2010 and providing detailed information regarding the cessation of Tier I capital treatment for outstanding TruPS. The redemption price was $25 per security, which reflected 100% of the liquidation amount, plus accrued and unpaid distributions through the actual redemption date of $0.422917 per security. The Bancorp recognized a $9 million loss on extinguishment within other noninterest expense in the Consolidated Statements of Income.

The Bancorp fully and unconditionally guaranteed all obligations under the trust preferred securities issued by Fifth Third Capital Trusts IV, V and VI. In addition, the Bancorp entered into replacement capital covenants for the benefit of holders of long-term debt senior to the junior subordinated notes that limits, subject to certain restrictions, the Bancorp’s ability to redeem the junior subordinated notes prior to their scheduled maturity. In November 2010, the Bancorp amended the debt covenants to remove a requirement to issue replacement capital securities at least 180 days prior to calling the trust preferred securities.

Structured Repurchase Agreements

In order to meet its funding obligations, the Bancorp enters into repurchase agreements with customers, which are accounted for as collateralized financing transactions, where excess customer funds are borrowed overnight by the Bancorp, and later repurchased by the customers.

On March 29, 2012, the Bancorp terminated $375 million of structured repurchase agreements classified as long-term debt. As a result of these terminations in the first quarter of 2012, the Bancorp recorded a $9 million loss on extinguishment within other noninterest expense in the Consolidated Statements of Income.

SUBSIDIARY LONG-TERM BORROWINGS

Senior and Subordinated Debt

Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by the Bancorp’s banking subsidiary, of which $1.0 billion was outstanding at December 31, 2012 and 2011 with $19.0 billion available for future issuance. The senior floating-rate bank notes due in 2013 pay a floating rate at three-month LIBOR plus 11 bps. For the subordinated fixed-rate bank notes due in 2015, the Bancorp entered into interest rate swaps to convert the fixed-rate debt into floating rate. At December 31, 2012, the weighted-average rate paid on the swaps was 0.41%.

Junior Subordinated Debt

The junior subordinated floating-rate bank notes due in 2035 were assumed by the Bancorp’s banking subsidiary as part of the acquisition of First Charter in May 2008. The obligation was issued to First Charter Capital Trust I and II, respectively. The notes of First Charter Capital Trust I and II pay floating at three-month LIBOR plus 169 bps and 142 bps, respectively. The Bancorp has fully and unconditionally guaranteed all obligations under the acquired trust preferred securities issued by First Charter Capital Trust I and II.

FHLB Advances

At December 31, 2012, FHLB advances have rates ranging from 0.05% to 8.34%, with interest payable monthly. The advances are secured by certain residential mortgage loans and securities totaling $19.1 billion. On December 7, 2012 the Bancorp terminated a $1.0 billion FHLB advance with a fixed rate of 4.56% and a maturity date of January 5, 2016. As a result, the Bancorp recognized a $134 million loss on extinguishment within other noninterest expense in the Consolidated Statements of Income. The $53 million in remaining advances mature as follows: $3 million in 2014, $4 million in 2015, $4 million in 2016, and $42 million thereafter.

Fifth Third Bancorp	123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Associated with Consolidated VIEs

As previously discussed in Note 10, the Bancorp was determined to be the primary beneficiary of VIEs associated with certain automobile loan and home equity securitizations and, effective January 1, 2010, these VIEs were consolidated in the Bancorp’s Consolidated Financial Statements.

On February 8, 2012, the Bancorp exercised cleanup call options on an automobile securitization conduit and an isolated trust and acquired all remaining automobile loans, the proceeds of which were used by the conduit and trust to repay outstanding debt. On April 12, 2012, the Bancorp exercised its cleanup call option on the home equity isolated trust and acquired all remaining home equity loans, the proceeds of which were used by the trust to repay outstanding debt. On September 17, 2012, the Bancorp exercised its cleanup call option on the remaining automobile securitization conduit and acquired all remaining automobile loans, the proceeds of which were used by the conduit to repay outstanding debt.

124	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of December 31:

($ in millions)	2012	2011
Commitments to extend credit	$53,403	47,719
Forward contracts to sell mortgage loans	5,322	5,705
Letters of credit	4,281	4,744
Noncancelable lease obligations	769	851
Capital commitments for private equity investments	121	166
Purchase obligations	87	115
Capital expenditures	29	41
Capital lease obligations	24	26

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2012 and 2011, the Bancorp had a reserve for unfunded commitments totaling $179 million and $181 million, respectively, included in other liabilities in the Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2012	2011
Pass	$52,812	46,825
Special mention	370	480
Substandard	221	403
Doubtful	-	11
Total	$53,403	47,719

Forward contracts to sell mortgage loans

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts are included in the summary of significant commitments table above for all periods presented.

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of December 31, 2012:

($ in millions)
Less than 1 year(a)	$1,831
1 - 5 years(a)	2,407
Over 5 years	43
Total	$4,281
(a)	Includes $60 and $4 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 99% of total letters of credit at December 31, 2012 compared to 98% at December 31, 2011 and are considered guarantees in accordance with U.S. GAAP. Approximately 49% and 54% of the total standby letters of credit were fully secured as of December 31, 2012 and 2011, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. At December 31, 2012 and 2011 the reserve related to these standby letters of credit was $4 million and $5 million, respectively, included in other liabilities in the Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Fifth Third Bancorp	125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk ratings under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2012	2011
Pass	$3,902	4,338
Special mention	129	149
Substandard	223	254
Doubtful	27	2
Loss	-	1
Total	$4,281	4,744

At December 31, 2012 and 2011, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of December 31, 2012 and 2011, FTS acted as the remarketing agent to issuers on $2.5 billion and $2.9 billion, respectively, of VRDNs. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to $345 million and $440 million in VRDNs remarketed by third parties at December 31, 2012 and 2011, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $58 million at December 31, 2012 and $77 million at December 31, 2011. As of December 31, 2012 and 2011, the Bancorp maintained a reserve of $18 million and $27 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Consolidated Balance Sheets. During 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the second quarter of 2011, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $5 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the

Bancorp’s reserve liability of $11 million and decrease in the Bancorp’s maximum exposure of $27 million. In the fourth quarter of 2012, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $2 million and decrease in the Bancorp’s maximum exposure of $3 million.

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

The Bancorp establishes a residential mortgage repurchase reserve related to various representations and warranties that reflects management’s estimate of losses based on a combination of factors. The Bancorp’s estimation process requires management to make subjective and complex judgments about matters that are inherently uncertain, such as, future demand expectations, economic factors and the specific characteristics of the loans subject to repurchase. Such factors incorporate historical investor audit and repurchase demand rates, appeals success rates, historical loss severity and any additional information obtained from the GSEs regarding future mortgage repurchase and file request criteria. At the time of a loan sale, the Bancorp records a representation and warranty reserve at the estimated fair value of the Bancorp’s guarantee and continually updates the reserve during the life of the loan as losses in excess of the reserve become probable and reasonably estimable. The provision for the estimated fair value of the representation and warranty guarantee arising from the loan sales is recorded as an adjustment to the gain on sale, which is included in other noninterest income at the time of sale. Updates to the reserve are recorded in other noninterest expense.

As of December 31, 2012 and 2011, the Bancorp maintained reserves related to these loans sold with representation and warranty provisions totaling $110 million and $55 million, respectively, included in other liabilities in the Consolidated Balance Sheets.

126	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp uses the best information available to it in estimating its mortgage representation and warranty reserve, however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts accrued as of December 31, 2012, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $83 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions discussed above to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possibly losses, depending on the outcome of various factors, including those noted above.

The following table summarizes activity in the reserve for representation and warranty provisions:

($ in millions)	2012	2011
Balance, beginning of period	$55	85
Net additions to the reserve	107	52
Losses charged against the reserve	(52)	(82)
Balance, end of period	$110	55

The following table provides a rollforward of unresolved claims by claimant type for the year ended December 31, 2012:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	328	$47	109	$19
New demands	2,519	333	230	7
Loan paydowns/payoffs	(42)	(7)	(2)	—
Resolved demands	(2,511)	(325)	(213)	(7)
Balance, end of period	294	$48	124	$19

The following table provides a rollforward of unresolved claims by claimant type for the year ended December 31, 2011:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	845	$150	71	$11
New demands	2,050	328	107	22
Loan paydowns/payoffs	(21)	(3)	(2)	—
Resolved demands	(2,546)	(428)	(67)	(14)
Balance, end of period	328	$47	109	$19

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $662 million and $772 million at December 31, 2012 and 2011, respectively, and the delinquency rates were 5.9% at December 31, 2012 and 6.7% at December 31, 2011. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $20 million at December 31, 2012 and $17 million at December 31, 2011 recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $17 million at December 31, 2012 and $14 million at December 31, 2011. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $800 million and $2.2 billion as of December 31, 2012 and 2011, respectively. See Note 15 for further information on these long-term borrowing obligations.

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

Fifth Third Bancorp	127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of the date of the Bancorp’s sale of Visa Class B shares and through December 31, 2012, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap with an initial fair value of $55 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax) recognized by the Bancorp for the year ended December 31, 2009. In the second and fourth quarters of 2010, Visa funded an additional $500 million and $800 million, respectively, into the escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make cash payments of $20 million and $35 million, respectively, (each of which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. In the second quarter of 2011, Visa funded an additional $400 million into the litigation escrow account. Upon Visa’s funding of the litigation escrow account in the second quarter of 2011, along with additional terms of the total return swap, the Bancorp made a $19 million cash payment (which reduced the swap liability) to the swap counterparty. During the fourth quarter of 2011, Visa announced it decided to fund an additional $1.565 billion into the litigation escrow account which increased the swap liability approximately $54 million. Upon Visa’s funding of the litigation escrow account in the first quarter of 2012, along with additional terms of the total return swap, the Bancorp made a $75 million cash payment (which reduced the swap liability) to the swap counterparty. On July 24, 2012, Visa funded an additional $150 million into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $6 million cash payment (which reduced the swap liability) to the swap counterparty during the quarter ended September 30, 2012. The fair value of the swap liability was $33 million and $78 million as of December 31, 2012 and 2011, respectively. Refer to Note 17 for further information.

128	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. LEGAL AND REGULATORY PROCEEDINGS

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 16 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. On October 19, 2012, the parties to the litigation entered into a settlement agreement. The court entered a Class Settlement Preliminary Approval Order on November 27, 2012. Pursuant to the terms of the settlement agreement, the Bancorp paid $46 million into a class settlement escrow account. Previously, the Bancorp paid an additional $4 million in another settlement escrow in connection with the settlement of claims from plaintiffs not included in the class action. The Bancorp had no remaining reserves related to this litigation as of December 31, 2012 and reserves of $49 million as of December 31, 2011. Refer to Note 16 for further information regarding the Bancorp’s net litigation reserve and ownership interest in Visa.

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

For the year ended December 31, 2008, five putative securities class action complaints were filed against the Bancorp and its Chief Executive Officer, among other parties. The five cases have been consolidated under the caption Local 295/Local 851 IBT Employer Group Pension Trust and Welfare Fund v. Fifth Third Bancorp. et al., Case No. 1:08CV00421, and are currently pending in the United States District Court for the Southern District of Ohio. On December 18, 2012, the Bancorp entered into a settlement agreement to resolve these cases. The settlement is subject to court approval. Under the terms of the settlement, the Bancorp and its insurer will pay a total of $16 million to a fund to settle all the claims of the class members. In the settlement the Bancorp has denied any liability and has agreed to the settlement in order to avoid potential future litigation costs and uncertainty. The Bancorp does not consider the impact of the settlement to be material to its financial condition or results of operations. In addition to the foregoing, two cases were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain officers alleging violations of ERISA based on allegations similar to those set forth in the securities class action cases filed during the same period of time. The two cases alleging violations of ERISA were dismissed by the trial court, but the Sixth Circuit Court of Appeals recently reversed the trial court decision. The Bancorp intends to petition the Supreme Court to review and reverse the Sixth Circuit decision and seek a stay of proceedings in the trial court pending appeal. The impact of the final disposition of these ERISA lawsuits cannot be assessed at this time.

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

The Bancorp and/or its affiliates are or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by government and self-regulatory agencies, including the SEC, regarding their respective businesses. Such matters may result in material adverse consequences, including without limitation, adverse judgments, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. The SEC is investigating and has made several requests for information, including by subpoena, and interviews of certain of our current and former officers and employees and others, concerning issues which the Bancorp understands relate to accounting and reporting matters involving certain of its commercial loans. This could lead to an enforcement proceeding by the SEC which, in turn, may result in one or more such material adverse consequences.

The Bancorp is party to numerous claims and lawsuits concerning matters arising from the conduct of its business activities. The outcome of litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. A reserve for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such reserve is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts reserved. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal proceedings including the matters discussed above in an aggregate amount up to approximately $38 million in excess of amounts reserved, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

Fifth Third Bancorp	129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

130	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. RELATED PARTY TRANSACTIONS

The Bancorp maintains written policies and procedures covering related party transactions to principal shareholders, directors and executives of the Bancorp. These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to the closing of a loan to a related party,

Compliance Risk Management must approve and determine whether the transaction requires approval from or a post notification be sent to the Bancorp’s Board of Directors. At December 31, 2012 and 2011, certain directors, executive officers, principal holders of Bancorp common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

The following table summarizes the Bancorp’s activities with its principal shareholders, directors and executives at December 31:

($ in millions)	2012	2011

Commitments to lend, net of participations:
Directors and their affiliated companies	$364	254
Executive officers	3	5

Total	$367	259
Outstanding balance on loans, net of participations and undrawn commitments	$93	172

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

On June 30, 2009, the Bancorp completed the sale of a majority interest in its processing business, Vantiv Holding, LLC. Advent International acquired an approximate 51% interest in Vantiv Holding, LLC for cash and warrants. The Bancorp retained the remaining approximate 49% interest in Vantiv Holding, LLC. During the first quarter of 2012, Vantiv, Inc. priced an IPO of its shares and contributed the net proceeds to Vantiv Holding, LLC for additional ownership interests. As a result of this offering, the Bancorp’s ownership of Vantiv Holding, LLC was reduced to approximately 39%. The impact of the capital contributions to Vantiv Holding, LLC and the resulting dilution in the Bancorp’s interest resulted in a gain of $115 million recognized by the Bancorp in the first quarter of 2012.

The Bancorp’s ownership share in Vantiv was further reduced during the fourth quarter of 2012 when the Bancorp sold an approximate 6% interest and recognized a $157 million gain. The Bancorp’s remaining approximate 33% ownership in Vantiv Holding, LLC is accounted for under the equity method of accounting and has a carrying value of $563 million as of December 31, 2012.

As of December 31, 2012, the Bancorp continued to hold approximately 70 million units of Vantiv Holding, LLC and a warrant to purchase approximately 20 million incremental Vantiv Holding, LLC non-voting units, both of which may be exchanged for common stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc.’s option for cash. In addition, the Bancorp holds approximately 70 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions

The Bancorp recognized $61 million and $57 million, respectively, in noninterest income as part of its equity method investment in Vantiv Holding, LLC for the years ended December 31, 2012 and 2011 and received distributions totaling $74 million and $3 million, respectively, during 2012 and 2011.

The Bancorp and Vantiv Holding, LLC have various agreements in place covering services relating to the operations of Vantiv Holding, LLC. The services provided by the Bancorp to Vantiv Holding, LLC were required to support Vantiv Holding, LLC as a standalone entity during the deconversion period. These services involve transition support, including product development, risk management, legal, accounting and general business resources. Vantiv Holding, LLC paid the Bancorp $1 million and $21 million, respectively, for these services for the years ended December 31, 2012 and 2011. Other services provided to Vantiv Holding, LLC by the Bancorp, which will continue beyond the deconversion period, include treasury management, clearing, settlement, sponsorship, and data center support. Vantiv Holding, LLC paid the Bancorp $34 million and $37 million, respectively, for these services for the years ended December 31, 2012 and 2011. In addition to the previously mentioned services, the Bancorp entered into an agreement under which Vantiv Holding, LLC will provide processing services to the Bancorp. The total amount of fees relating to the processing services provided to the Bancorp by Vantiv Holding, LLC totaled $83 million and $74 million, respectively, for the years ended December 31, 2012 and 2011.

As part of the sale, Vantiv Holding, LLC assumed loans totaling $1.25 billion owed to the Bancorp. During the fourth quarter of 2010, Vantiv Holding, LLC refinanced its debt into a larger syndicated loan structure that included the Bancorp. The Bancorp recognized $4 million in syndication fees in 2010 associated with the refinanced loan to Vantiv Holding, LLC. The outstanding balance of loans to Vantiv Holding, LLC was $325 million and $377 million at December 31, 2012 and 2011, respectively. Interest income relating to the loans was $11 million, $18 million and $102 million, respectively, for the years ended December 31, 2012, 2011 and 2010 and is included in interest and fees on loans and leases in the Consolidated Statements of Income. Vantiv Holding, LLC’s line of credit was $50 million as of December 31, 2012 and 2011. Vantiv Holding, LLC did not draw upon its lines of credit during the years ended December 31, 2012 or 2011.

Fifth Third Bancorp	131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. INCOME TAXES

The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2012	2011	2010
Current income tax expense (benefit):
U.S. Federal income taxes	$327	82	(5)
State and local income taxes	38	14	16

Total current tax expense	365	96	11
Deferred income tax expense
U.S. Federal income taxes	252	411	165
State and local income taxes	19	26	11

Total deferred income tax expense	271	437	176

Applicable income tax expense	$636	533	187

The following is a reconciliation between the statutory U.S. Federal income tax rate and the Bancorp’s effective tax rate for the years ended December 31:

($ in millions)	2012	2011	2010
Statutory tax rate	35.0%	35.0	35.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	1.7	1.4	1.8
Tax-exempt income	(2.1)	(1.4)	(3.6)
Credits	(6.7)	(7.3)	(14.1)
Interest to taxing authority, net of tax	-	-	(0.8)
Other changes in unrecognized tax benefits	-	-	(1.8)
Unrealized stock-based compensation benefits	0.8	1.3	2.5
Other, net	0.1	0.1	0.8

Effective tax rate	28.8%	29.1	19.8

Tax-exempt income in the rate reconciliation table includes interest on municipal bonds, interest on tax-exempt lending, income/charges on life insurance policies held by the Bancorp, and certain gains on sales of leases that are exempt from federal taxation.

During 2010, the Bancorp settled its outstanding dispute with the IRS relating to a specific capital raising transaction. This favorable settlement reduced income tax expense (including interest) by $19 million. During 2009, the Bancorp settled its outstanding dispute with the IRS relating to certain leveraged lease transactions. This favorable settlement reduced income tax expense (including interest) by $6 million for 2010.

The following table provides a summary of the Bancorp’s unrecognized tax benefits as of December 31:

($ in millions)	2012	2011
Tax positions that would impact the effective tax rate, if recognized	$18	14
Tax positions where the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of the deduction	-	-

Unrecognized tax benefits	$18	14

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits:

($ in millions)	2012	2011	2010
Unrecognized tax benefits at January 1	$14	16	82
Gross increases for tax positions taken during prior period	6	1	4
Gross decreases for tax positions taken during prior period	(3)	(2)	(23)
Gross increases for tax positions taken during current period	2	-	2
Settlements with taxing authorities	-	-	(48)
Lapse of applicable statute of limitations	(1)	(1)	(1)

Unrecognized tax benefits at December 31	$18	14	16

The Bancorp’s unrecognized tax benefits as of December 31, 2012 and 2011 relate largely to state income tax exposures from taking tax positions where the Bancorp believes it is likely that, upon examination, a state will take a position contrary to the position taken by the Bancorp.

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

132	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are comprised of the following items at December 31:

($ in millions)	2012	2011
Deferred tax assets:
Allowance for loan and lease losses	$649	789
Deferred compensation	105	119
Impairment reserves	74	102
Reserves	63	70
Reserve for unfunded commitments	47	63
State net operating losses	33	63
Other	191	216

Total deferred tax assets	$1,162	1,422

Deferred tax liabilities:
Lease financing	$844	853
Investments in joint ventures and partnership interests	470	468
Other comprehensive income	202	253
MSRs	162	173
Bank premises and equipment	108	95
State deferred taxes	64	74
Other	155	130

Total deferred tax liabilities	$2,005	2,046

Total net deferred tax liability	$(843)	(624)

At December 31, 2012 and 2011, the Bancorp had recorded deferred tax assets of $33 million and $63 million, respectively, related to state net operating loss carryforwards. The deferred tax assets relating to state net operating losses are presented net of specific valuation allowances, primarily resulting from leasing operations, of $20 million and $34 million at December 31, 2012 and 2011, respectively. If these carryforwards are not utilized, they will expire in varying amounts through 2030. Additionally, at December 31, 2011, the Bancorp had federal general business tax credit carryforwards of $5 million that were fully utilized in 2012.

The Bancorp has determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2012 or 2011. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and, based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at December 31, 2012 and 2011 will ultimately be realized. The Bancorp reached this conclusion as the Bancorp has taxable income in the carryback period and it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences and its projected future taxable income.

The IRS concluded its audit for 2008 and 2009 during the first quarter of 2012. As a result, all issues have been resolved with the IRS through 2009. The IRS is currently examining the Bancorp’s 2010 and 2011 federal income tax returns. The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2008-2012. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a short period of time. Otherwise, with the exception of a few states with insignificant uncertain tax positions, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

During the years ended December 31, 2012 and 2011, the Bancorp recognized an immaterial amount of interest expense in connection with income taxes. At December 31, 2012 and 2011, the Bancorp had accrued interest liabilities, net of the related tax benefits of $3 million. No material liabilities were recorded for penalties.

Retained earnings at December 31, 2012 and 2011 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.

Fifth Third Bancorp	133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. RETIREMENT AND BENEFIT PLANS

The Bancorp’s qualified defined benefit plan’s benefits were frozen in 1998, except for grandfathered employees. The Bancorp’s other retirement plans consist of nonqualified, supplemental retirement plans, which are funded on an as needed basis. A majority of these plans were obtained in acquisitions from prior years. The Bancorp recognizes the overfunded and underfunded status of its pension plans as an asset and liability, respectively. The Bancorp’s other defined benefit plans had an underfunded projected benefit obligation at December 31, 2012 and 2011, respectively. The underfunded amounts recognized in other liabilities on the Consolidated Balance Sheets were $71 million and $72 million as of December 31, 2012 and 2011, respectively.

The following table summarizes the defined benefit retirement plans as of and for the years ended December 31:

Plans with an Underfunded Status
($ in millions)	2012	2011
Fair value of plan assets at January 1	$181	197
Actual return on assets	21	-
Contributions	4	4
Settlement	(10)	(10)
Benefits paid	(11)	(10)

Fair value of plan assets at December 31	$185	181

Projected benefit obligation at January 1	$253	227
Service cost	-	-
Interest cost	10	11
Settlement	(10)	(10)
Actuarial loss	14	35
Benefits paid	(11)	(10)

Projected benefit obligation at December 31	$256	253

Unfunded projected benefit obligation at December 31	$(71)	(72)

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2013 is $13 million. The estimated net prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2013 is immaterial to the Consolidated Financial Statements.

The following table summarizes net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31:

($ in millions)	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$-	-	-
Interest cost	10	11	12
Expected return on assets	(13)	(15)	(14)
Amortization of net actuarial loss	14	11	12
Amortization of net prior service cost	-	1	1
Settlement	6	6	-

Net periodic benefit cost	$17	14	11

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss	7	50	2
Net prior service cost	-	-	-
Amortization of net actuarial loss	(14)	(11)	(12)
Amortization of prior service cost	-	(1)	(1)
Settlement	(6)	(6)	-

Total recognized in other comprehensive income	(13)	32	(11)

Total recognized in net periodic benefit cost and other comprehensive income	$4	46	-

134	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements of Plan Assets

The following table summarizes plan assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements Using (a)
2012 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Equity securities:
Equity securities (Growth)(b)	$50	-	-	$50
Equity securities (Value)	52	-	-	52
Equity securities (Blended)	4	-	-	4

Total equity securities	106	-	-	106
Mutual and exchange traded funds:
Money market funds	4	-	-	4
International funds	29	-	-	29
Commodity funds	9	-	-	9

Total mutual and exchange traded funds	42	-	-	42

Debt securities:
U.S. Treasury obligations	13	-	-	13
Agency mortgage backed	-	21	-	21
Non-agency mortgage backed	-	2	-	2
Corporate bonds(c)	-	1	-	1

Total debt securities	13	24	-	37

Total plan assets	$161	24	-	$185

	Fair Value Measurements Using (a)
2011 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Equity Securities:
Equity securities (Growth)(b)	$53	-	-	$53
Equity securities (Value)	52	-	-	52

Total equity securities	105	-	-	105
Mutual and exchange traded funds:
Money market funds	5	-	-	5
International funds	25	-	-	25
Commodity funds	9	-	-	9

Total mutual and exchange traded funds	39	-	-	39

Debt securities:
U.S. Treasury obligations	10	-	-	10
Agency mortgage backed	-	25	-	25
Non-agency mortgage backed	-	1	-	1
Corporate bonds(c)	-	1	-	1

Total debt securities	10	27	-	37

Total plan assets	$154	27	-	$181

(a)	For further information on fair value hierarchy levels, see Note 1.
(b)	Includes holdings in Bancorp common stock.
(c)	Includes private label asset backed securities.

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

Fifth Third Bancorp	135

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

The following table summarizes the plan assumptions for the years ended December 31:

Weighted-Average Assumptions	2012	2011	2010
For measuring benefit obligations at year end:
Discount rate	3.83%	4.27	5.39
Rate of compensation increase	4.00	5.00	5.00
Expected return on plan assets	8.00	8.25	8.25
For measuring net periodic benefit cost:
Discount rate	4.27	5.39	5.88
Rate of compensation increase	5.00	5.00	5.00
Expected return on plan assets	8.00	8.25	8.25

Lowering both the expected rate of return on the plan assets and the discount rate by 0.25% would have increased the 2012 pension expense by approximately $1 million. Lowering the rate of compensation increase by 0.25% would have an immaterial impact on the Bancorp’s Consolidated Financial Statements.

Based on the actuarial assumptions, the Bancorp does not expect to contribute to the plan in 2013. Estimated pension benefit payments, which reflect expected future service, are $19 million in 2013, $18 million in 2014, $17 million in 2015, $16 million in 2016 and $15 million in 2017. The total estimated payments for the years 2018 through 2022 is $67 million.

Investment Policies and Strategies

The Bancorp’s policy for the investment of plan assets is to employ investment strategies that achieve a range of weighted-average target asset allocations relating to equity securities (including the Bancorp’s common stock), fixed income securities (including federal agency obligations, corporate bonds and notes) and cash.

The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category for the years ended December 31:

Weighted-average asset allocation	Targeted range		2012	2011
Equity securities			76%	74
Bancorp common stock			1	2

Total equity securities(a)	70-80	%	77	76
Total fixed income securities	20-25		20	21
Cash(b)	0-5		3	3

Total			100%	100

(a)	Includes mutual and exchange traded funds
(b)	Cash held in a Fifth Third Money Market Fund.

The risk tolerance for the plan is determined by management to be “moderate to aggressive”, recognizing that higher returns involve some volatility and that periodic declines in the portfolio’s value are tolerated in an effort to achieve real capital growth. There were no significant concentrations of risk associated with the investments of the Bancorp’s benefit and retirement plan at December 31, 2012 and 2011.

Permitted asset classes of the plan include cash and cash equivalents, fixed income (domestic and non-U.S. bonds), equities (U.S., non-U.S., emerging markets and REITS), equipment leasing, precious metals, commodity transactions and mortgages. The plan utilizes derivative instruments including puts, calls, straddles or other option strategies, as approved by management.

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

Other Information on Retirement and Benefit Plans

The accumulated benefit obligation for all defined benefit plans was $256 million and $253 million at December 31, 2012 and 2011, respectively. The Bancorp does not have any defined benefit plans with assets exceeding benefit obligations at December 31, 2012 and 2011, respectively.

136	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts relating to the Bancorp’s defined benefit plans with benefit obligations exceeding assets were as follows at December 31:

($ in millions)	2012	2011
Projected benefit obligation	$256	253
Accumulated benefit obligation	256	253
Fair value of plan assets	185	181

As of December 31, 2012 and 2011, $123 million and $159 million, respectively, of plan assets were managed through a collective fund and separately managed accounts by Fifth Third Bank, a subsidiary of the Bancorp. Plan assets included $3 million and $5 million of Bancorp common stock as of December 31, 2012 and 2011, respectively. Plan assets are not expected to be returned to the Bancorp during 2013.

The Bancorp’s profit sharing plan expense was $46 million for 2012, $35 million for 2011, and $31 million for 2010. Expenses recognized for matching contributions to the Bancorp’s defined contribution savings plans were $42 million, $40 million, and $36 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Fifth Third Bancorp	137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. ACCUMULATED OTHER COMPREHENSIVE INCOME

The activity of the components of other comprehensive income and accumulated other comprehensive income for the years ended December 31:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2012
Unrealized holding losses on available-for-sale securities arising during period	$(97)	34	(63)
Reclassification adjustment for net gains included in net income	(15)	5	(10)
Net unrealized gains on available-for-sale securities	(112)	39	(73)	485	(73)	412

Unrealized holding gains on cash flow hedge derivatives arising during period	37	(13)	24
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(83)	29	(54)
Net unrealized gains on cash flow hedge derivatives	(46)	16	(30)	80	(30)	50

Defined benefit plans:
Net actuarial loss	13	(5)	8
Defined benefit plans, net	13	(5)	8	(95)	8	(87)
Total	$(145)	50	(95)	470	(95)	375
2011
Unrealized holding gains on available-for-sale securities arising during period	$309	(108)	201
Reclassification adjustment for net gains included in net income	(56)	19	(37)
Net unrealized gains on available-for-sale securities	253	(89)	164	321	164	485

Unrealized holding gains on cash flow hedge derivatives arising during period	89	(31)	58
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(69)	24	(45)
Net unrealized gains on cash flow hedge derivatives	20	(7)	13	67	13	80

Defined benefit plans:
Net actuarial gain	(32)	11	(21)
Defined benefit plans, net	(32)	11	(21)	(74)	(21)	(95)
Total	$241	(85)	156	314	156	470
2010
Unrealized holding gains on available-for-sale securities arising during period	$216	(73)	143
Reclassification adjustment for net gains included in net income	(57)	19	(38)
Net unrealized gains on available-for-sale securities	159	(54)	105	216	105	321

Unrealized holding gains on cash flow hedge derivatives arising during period	2	(1)	1
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(60)	21	(39)
Net unrealized gains on cash flow hedge derivatives	(58)	20	(38)	105	(38)	67

Defined benefit plans:
Net prior service cost	1	(1)	-
Net actuarial loss	10	(4)	6
Defined benefit plans, net	11	(5)	6	(80)	6	(74)
Total	$112	(39)	73	241	73	314

138	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. COMMON, PREFERRED AND TREASURY STOCK

The following is a summary of the share activity within common, preferred and treasury stock for the years ended December 31:

	Common Stock		Preferred Stock		Treasury Stock
($ in millions, except share data)	Value	Shares	Value	Shares	Value	Shares
Shares at December 31, 2009	$1,779	801,504,188	$3,609	152,771	$201	6,436,024
Accretion from dividends on preferred shares, Series F	-	-	45	-	-	-
Stock-based awards issued or exercised, including treasury shares issued	-	-	-	-	(6)	16,391
Restricted stock grants	-	-	-	-	(62)	(1,334,967)
Other	-	-	-	-	(3)	114,218
Shares at December 31, 2010	$1,779	801,504,188	$3,654	152,771	$130	5,231,666
Issuance of common shares	272	122,388,393	-	-	-	-
Exchange of preferred shares, Series G	-	-	-	(1)	-	-
Redemption of preferred shares, Series F	-	-	(3,408)	(136,320)	-	-
Accretion from dividends on preferred shares, Series F	-	-	153	-	-	-
Stock-based awards issued or exercised, including treasury shares issued	-	-	-	-	(7)	(336,735)
Restricted stock grants	-	-	-	-	(58)	(756,381)
Other	-	-	(1)		(1)	(50,405)
Shares at December 31, 2011	$2,051	923,892,581	$398	16,450	$64	4,088,145
Shares acquired for treasury	-	-	-	-	627	42,424,014
Stock-based awards issued or exercised, including treasury shares issued	-	-	-	-	(7)	(1,776,508)
Restricted stock grants	-	-	-	-	(47)	(2,877,657)
Other	-	-	-	-	(3)	(117,470)
Shares at December 31, 2012	$2,051	923,892,581	$398	16,450	$634	41,740,524

Common Stock

On January 25, 2011, the Bancorp raised $1.7 billion in new common equity through the issuance of common stock in an underwritten offering with an initial price of $14.00 per share. 121,428,572 shares were issued, which included 12,142,857 shares issued to the underwriters, who exercised their option to purchase additional shares at the offering price of $14.00 per share on January 24, 2011. In connection with this exercise, the Bancorp entered into a forward sale agreement which resulted in a final net payment of 959,821 shares on February 4, 2011.

Preferred Stock—Series G

In 2008, the Bancorp issued 8.5% non-cumulative Series G convertible preferred stock. The depository shares represent shares of its convertible preferred stock and have a liquidation preference of $25,000 per share. The preferred stock is convertible at any time, at the option of the shareholder, into 2,159.8272 shares of common stock, representing a conversion price of approximately $11.575 per share of common stock.

As of December 31, 2012, Series G preferred stock had 4,112,750 depositary shares representing 16,450 shares outstanding and 1,700 shares reserved for issuance.

Preferred Stock—Series F

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

On February 2, 2011, the Bancorp used proceeds from the issuance of common shares along with proceeds from a senior debt offering and other available resources to repurchase all 136,320 Series F preferred shares. In connection with the redemption of the Series F Preferred Stock, the Bancorp accelerated the accretion of the remaining issuance discount on the Series F Preferred Stock and recorded a reduction in retained earnings and a corresponding increase in preferred stock of $153 million in the Bancorp’s Consolidated Balance Sheet. On March 16, 2011, the Bancorp repurchased the warrant issued to the U.S. Treasury in connection with the CPP preferred stock investment at an agreed upon price of $280 million, which was recorded as a reduction to capital surplus in the Bancorp’s Consolidated Financial Statements.

Treasury Stock

On March 13, 2012, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2012 CCAR. The FRB indicated to the Bancorp that it did not object to the repurchase of common shares in an amount equal to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common shares by either the Bancorp or Vantiv, Inc. Following the Vantiv Inc. IPO, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 4,838,710 shares, or approximately $75 million, of its outstanding common stock on April 26, 2012. As part of this transaction and all subsequent accelerated share repurchase transactions in 2012, the Bancorp entered into forward contracts in which the final number

Fifth Third Bancorp	139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of shares to be delivered at settlement of the accelerated share repurchase transaction was based on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreements. Each of the accelerated share repurchases was treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. At settlement of the April 2012 forward contract on June 1, 2012, the Bancorp received an additional 631,986 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

On August 21, 2012, the Bancorp announced that the FRB did not object to its capital plan resubmitted under the CCAR process, which included the repurchases of common shares of up to $600 million through the first quarter of 2013, in addition to any incremental repurchase of common shares related to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common shares by either the Bancorp or Vantiv, Inc. As a result, on August 21, 2012, Fifth Third’s Board of Directors authorized the Bancorp to repurchase up to 100 million shares of its outstanding common stock in the open market or in privately negotiated transactions, and to utilize any derivative or similar instrument to affect share repurchase transactions. This share repurchase authorization replaces the Board’s previous authorization pursuant to which approximately 14 million shares remained available for repurchase by the Bancorp.

On August 23, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 21,531,100 shares, or approximately $350 million, of its outstanding common stock on August 28, 2012. At settlement of the forward contract on October 24, 2012, the Bancorp received an additional 1,444,047 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

On November 6, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 7,710,761 shares, or approximately $125 million, of its outstanding common stock on November 9, 2012. At settlement of the forward contract on February 12, 2013, the Bancorp received an additional 657,917 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

Following the sale of a portion of the Bancorp’s shares of Class A Vantiv, Inc. common stock, the Bancorp entered into an accelerated share repurchase transaction on December 14, 2012 with a counterparty pursuant to which the Bancorp purchased 6,267,410 shares, or approximately $100 million, of its outstanding common stock on December 19, 2012. The Bancorp expects the settlement of the transaction to occur on or before March 14, 2013.

Additionally, on January 28, 2013, the Bancorp entered into an accelerated share repurchase transaction. See Note 30 for additional information.

During 2011 and 2010, the Bancorp repurchased an immaterial amount of common stock.

23. STOCK-BASED COMPENSATION

The Bancorp has historically emphasized employee stock ownership. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of the Bancorp’s equity compensation plans as of December 31, 2012:

Plan Category (shares in thousands)	Number of Shares to be Issued Upon Exercise	Weighted- Average Exercise Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders			23,215	(a)
SARs	(b)	(b)	(a	)
Restricted stock	6,379	N/A	(a	)
Stock options(c)	3,108	$51.75	(a	)
Phantom stock units	(d)	N/A	N/A
Performance units	(e)	N/A	(a	)
Employee stock purchase plan			8,720	(f)
Total shares	9,487		31,935
(a)	Under the 2011 Incentive Compensation Plan, 39 million shares plus up to 4.5 million shares from the 2008 Incentive Compensation Plan (the Predecessor Plan) of stock were authorized for issuance as incentive and nonqualified stock options, SARs, restricted stock and restricted stock units, performance units and performance restricted stock awards.
(b)	The number of shares to be issued upon exercise will be determined at vesting based on the difference between the grant price and the market price at the date of exercise.
(c)	Excludes 0.8 million outstanding options awarded under plans assumed by the Bancorp in connection with certain mergers and acquisitions. The Bancorp has not made any awards under these plans and will make no additional awards under these plans. The weighted-average exercise price of the outstanding options is $17.74 per share.
(d)	Phantom stock units are settled in cash.
(e)	The number of shares to be issued is dependent upon the Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 0.6 million shares.
(f)	Represents remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated, including an additional 1.5 million shares approved by shareholders on March 28, 2007 and an additional 12 million shares approved by shareholders on April 21, 2009.

Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to key employees and directors of the Bancorp and its subsidiaries. The Incentive Compensation Plan was approved by shareholders on April 19, 2011, and authorized the issuance of up to 39 million shares plus up to 4.5 million shares under the Predecessor Plan for Full Value Awards as equity compensation and provides for incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, and performance share and restricted stock awards. Full Value Awards are defined as awards with no cash outlay for the employee to obtain the full value. Based on total stock-based awards outstanding (including stock options, stock appreciation rights, restricted stock and performance units) and shares remaining for future grants under the 2011 Incentive Compensation Plan, the potential dilution to which the Bancorp’s shareholders of common stock are exposed due to the potential that stock-based compensation will be awarded to executives, directors or key employees of the Bancorp is nine percent. SARs, restricted stock, stock options and performance units outstanding represent six percent of the Bancorp’s issued shares at December 31, 2012.

140	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the Bancorp’s stock-based awards are to be settled with stock with the exception of phantom stock units that are to be settled in cash. The Bancorp has historically used treasury stock to settle stock-based awards, when available. SARs, issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten-year terms and vest and become exercisable either ratably or fully over a four year period of continued employment. The Bancorp does not grant discounted SARs or stock options, re-price previously granted SARs or stock options, or grant reload stock options. Restricted stock grants vest after four years, or ratably over three or four years or ratably after three years of continued employment and include dividend and voting rights. Stock options were previously issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, had up to ten-year terms and vested and became fully exercisable ratably over a three or four year period of continued

employment. Performance unit awards have three-year cliff vesting terms with market conditions as defined by the plan.

Stock-based compensation expense was $69 million, $59 million and $64 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in salaries, wages, and incentives in the Consolidated Statements of Income. The total related income tax benefit recognized was $24 million, $21 million and $18 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock Appreciation Rights

The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant.

The weighted-average assumptions were as follows for the years ended:

	2012	2011	2010
Expected life (in years)	6	6	6
Expected volatility	37%	35%	38%
Expected dividend yield	2.8%	2.0%	2.0%
Risk-free interest rate	1.2%	2.6%	3.1%

The expected life is derived from historical exercise patterns and represents the amount of time that SARs granted are expected to be outstanding. The expected volatility is based on a combination of historical and implied volatilities of the Bancorp’s common stock. The expected dividend yield is based on annual dividends divided by the Bancorp’s stock price. Annual dividends are based on projected dividends, estimated using a historical long-term dividend payout ratio, over the estimated life of the awards. The risk-free interest rate for periods within the contractual life of the SARs is based on the U.S. Treasury yield curve in effect at the time of grant.

The grant-date fair value of SARs is measured using the Black-Scholes option-pricing model. The weighted-average grant-date fair value of SARs granted was $4.23, $4.29 and $5.10 per share for the years ended 2012, 2011 and 2010, respectively. The total grant-date fair value of SARs that vested during 2012, 2011 and 2010 was $22 million, $20 million, and $25 million, respectively.

At December 31, 2012, there was $64 million of stock-based compensation expense related to nonvested SARs not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 2.8 years.

	2012		2011		2010
SARs (shares in thousands)	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price	Shares	Weighted- Average Grant Price
Outstanding at January 1	36,502	$22.20	31,152	$24.67	28,571	$26.82
Granted	12,179	14.36	8,633	13.36	5,310	14.74
Exercised	(1,271)	6.29	(521)	3.96	(319)	3.96
Forfeited or expired	(3,290)	23.33	(2,762)	25.76	(2,410)	30.87
Outstanding at December 31	44,120	$20.41	36,502	$22.20	31,152	$24.67
Exercisable at December 31	23,248	$26.76	20,070	$30.29	16,347	$34.94

The following table summarizes outstanding and exercisable SARs by grant price at December 31, 2012:

	Outstanding SARs			Exercisable SARs
Grant price per share	Number of SARs at Year End (000s)	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Life (in years)	Number of SARs at Year End (000s)	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Life (in years)
Under $10.00	5,100	$4.06	6.3	3,481	$3.96	6.3
$10.01-$20.00	27,812	14.98	8.0	8,559	16.94	6.4
$20.01-$30.00	34	22.88	5.2	34	22.88	5.2
$30.01-$40.00	7,231	38.69	3.6	7,231	38.69	3.6
Over $40.00	3,943	46.37	2.2	3,943	46.37	2.2
All SARs	44,120	$20.41	6.6	23,248	$26.76	4.8

Fifth Third Bancorp	141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

The total grant-date fair value of RSAs that vested during 2012, 2011 and 2010 was $32 million, $37 million and $30 million, respectively. At December 31, 2012, there was $57 million of stock-based compensation expense related to nonvested restricted stock not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 2.7 years.

	2012		2011		2010
RSAs (shares in thousands)	Shares	Weighted- Average Grant -Date Fair Value	Shares	Weighted- Average Grant -Date Fair Value	Shares	Weighted- Average Grant -Date Fair Value
Nonvested at January 1	4,764	$15.95	5,158	$18.89	4,645	$23.85
Granted	3,863	14.33	1,702	13.19	1,677	14.69
Exercised	(1,826)	18.37	(1,646)	22.52	(817)	36.96
Forfeited	(422)	15.35	(450)	15.34	(347)	22.39
Nonvested at December 31	6,379	$14.32	4,764	$15.95	5,158	$18.89

The following table summarizes unvested RSAs by grant-date fair value at December 31, 2012:

	Nonvested RSAs
Grant-Date Fair Value Per Share	Number of RSAs at Year End (000s)	Weighted- Average Remaining Contractual Life (in years)
Under $10.00	254	0.9
$10.01-$20.00	6,123	1.4
$20.01-$30.00	2	0.3
All RSAs	6,379	1.4

Stock options

The grant-date fair value of stock options is measured using the Black-Scholes option-pricing model. There were no stock options granted during 2012, 2011 and 2010.

The total intrinsic value of options exercised during 2012 was $1 million and was immaterial to the Bancorp’s Consolidated Financial Statements in both 2011 and 2010. Cash received from options exercised during 2012 and 2011 was $2 million and $1 million, respectively. Cash received from options exercised during

2010 was immaterial to the Bancorp’s Consolidated Financial Statements. Tax benefits realized from exercised options were immaterial to the Bancorp’s Consolidated Financial Statements during 2012, 2011 and 2010. All stock options were vested as of December 31, 2008, therefore, no stock options vested during 2012, 2011, or 2010. As of December 31, 2012, the aggregate intrinsic value of both outstanding options and exercisable options was $1 million.

	2012		2011		2010
Stock Options (shares in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Price
Outstanding at January 1	7,584	$53.88	11,859	$52.01	15,504	$49.29
Exercised	(205)	10.32	(96)	9.25	(58)	8.76
Forfeited or expired	(3,502)	66.25	(4,179)	49.61	(3,587)	40.54
Outstanding at December 31	3,877	$45.00	7,584	$53.88	11,859	$52.01
Exercisable at December 31	3,877	$45.00	7,584	$53.88	11,859	$52.01

The following table summarizes outstanding and exercisable stock options by exercise price at December 31, 2012:

	Outstanding and Exercisable Stock Options
Exercise price per share	Number of Options at Year End (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Under $10.00	5	$9.65	1.5
$10.01-$20.00	590	12.86	2.1
$20.01-$30.00	33	23.38	0.2
$30.01-$40.00	136	36.31	1.3
Over $40.00	3,113	51.77	0.3
All stock options	3,877	$45.00	0.6

142	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other stock-based compensation

During 2009, the Bancorp’s Board of Directors approved the use of phantom stock units as part of its compensation for executives in connection with changes made in reaction to the TARP compensation rules. On February 22, 2011, the Bancorp redeemed its Series F preferred stock held by the U.S. Treasury under the CPP. As a result of this redemption, the last payment of phantom stock occurred in April of 2011. The phantom stock units were issued under the Bancorp’s 2008 Incentive Compensation Plan. The number of phantom stock units was determined each pay period by dividing the amount of salary to be paid in phantom stock units for that pay period, by the reported closing price of the Bancorp’s common stock on the pay date for such pay period. The phantom stock units vested immediately on issuance. Phantom stock was expensed based on the number of outstanding units multiplied by the closing price of the Bancorp’s stock at period end. The phantom stock units did not include any rights to receive dividends or dividend equivalents. Phantom stock units issued on or before June 12, 2010 were settled in cash upon the earlier to occur of June 15, 2011 or the executive’s death. Units issued thereafter will be settled in cash with 50% settled on June 15, 2012 and 50% to be settled on June 15, 2013. The amount paid on settlement of the phantom stock units is equal to the total amount of phantom stock units settled at the reported closing price of the Bancorp’s common stock on the settlement date. Under the phantom stock program, no phantom stock units were granted during the year ended December 31, 2012, and phantom stock units of 132,649 and 488,703 were granted with a weighted average grant price of $14.40 and $12.80 during the years ended December 31, 2011 and 2010, respectively. During 2012 and 2011, 199,813 and 521,091, phantom stock units were settled, respectively. No phantom stock units were settled during 2010.

Performance units are payable contingent upon the Bancorp achieving certain predefined performance targets over the three-year measurement period. Awards granted during 2012, 2011 and 2010 will be entirely settled in stock. The performance targets are based on the Bancorp’s performance relative to a defined peer group. During 2012, 2011 and 2010, 344,741, 328,061, and 61,320 performance units, respectively, were granted by the Bancorp. These awards were granted at a weighted-average grant-date fair value of $14.36, $13.36 and $13.76 per unit during 2012, 2011 and 2010, respectively.

The Bancorp sponsors a stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2012, 2011 and 2010, there were 827,709, 886,447 and 749,127 shares, respectively, purchased by participants and the Bancorp recognized stock-based compensation expense of $1 million in each of the respective years.

Fifth Third Bancorp	143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

The following table presents the major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2012	2011	2010
Other noninterest income:
Gain on Vantiv, Inc. IPO and sale of Vantiv, Inc. shares	$272	-	-
Net gain from warrant and put options associated with sale of the processing business	67	39	5
Equity method income from interest in Vantiv Holding, LLC	61	57	26
Operating lease income	60	58	62
Cardholder fees	46	41	36
BOLI income	35	41	194
Banking center income	32	27	22
Insurance income	28	28	38
Consumer loan and lease fees	27	31	32
Gain on loan sales	20	37	51
TSA revenue	1	21	49
Loss on swap associated with the sale of Visa, Inc. class B shares	(45)	(83)	(19)
Loss on sale of OREO	(57)	(71)	(78)
Other, net	27	24	(12)
Total	$574	250	406
Other noninterest expense:
Losses and adjustments	$187	129	187
Loan and lease	183	195	211
Loss (gain) on debt extinguishment	169	(8)	17
Marketing	128	115	98
FDIC insurance and other taxes	114	201	242
Impairment of affordable housing investments	90	85	100
Professional services fees	56	58	77
Travel	52	52	51
Postal and courier	48	49	48
Operating lease	43	41	41
Data processing	40	29	24
Recruitment and education	28	31	31
OREO expense	21	34	33
Insurance	18	25	42
Supplies	17	18	24
Intangible asset amortization	13	22	43
Provision (benefit) for unfunded commitments and letters of credit	(2)	(46)	(24)
Other, net	169	194	149
Total	$1,374	1,224	1,394

144	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. EARNINGS PER SHARE

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the years ended December 31:

	2012			2011			2010
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$1,576			1,297			753
Dividends on preferred stock	35			203			250
Net income available to common shareholders	1,541			1,094			503
Less: Income allocated to participating securities	10			6			3
Net income allocated to common shareholders	$1,531	904	1.69	1,088	906	1.20	500	791	0.63
Earnings per diluted share:
Net income available to common shareholders	$1,541			1,094			503
Effect of dilutive securities:
Stock-based awards	-	6	-	-	6	-	-	5	-
Series G convertible preferred stock	35	36	(0.03)	35	36	(0.02)	-	-	-
Warrants related to Series F preferred stock	-	-	-	-	2	-	-	3	-
Net income available to common shareholders plus assumed conversions	1,576			1,129			503
Less: Income allocated to participating securities	10			6			3
Net income allocated to common shareholders plus assumed conversions	$1,566	946	1.66	1,123	950	1.18	500	799	0.63

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for 2012, 2011, and 2010 excludes 36 million, 29 million, and 23 million, respectively, of stock appreciation rights, 5 million, 8 million, and 12 million, respectively, of stock options and 1 million, 1 million and 1 million shares, respectively, of unvested restricted stock that had not yet been exercised. In 2010, 36 million shares related to the Bancorp’s Series G preferred stock that were not part of the conversion of preferred shares in the second quarter of 2009 were excluded from the computation of net income per diluted share because their inclusion would have been anti-dilutive to earnings per share.

The diluted earnings per share computation for the year ended December 31, 2012 excludes the impact of the forward contracts related to the November 6, 2012 and December 14, 2012 accelerated share repurchase transactions because, based upon the average daily volume-weighted average price of the Bancorp’s common stock during the fourth quarter of 2012, the counterparty to the transactions would have been required to deliver approximately 1 million shares as of December 31, 2012, and thus the impact of the two accelerated share repurchase transactions would have been anti-dilutive to earnings per share.

Fifth Third Bancorp	145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using
December 31, 2012 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$41	-	-	41
U.S. Government sponsored agencies	-	1,911	-	1,911
Obligations of states and political subdivisions	-	212	-	212
Agency mortgage-backed securities	-	8,730	-	8,730
Other bonds, notes and debentures	-	3,277	-	3,277
Other securities(a)	79	113	-	192
Available-for-sale securities(a)	120	14,243	-	14,363

Trading securities:
U.S. Treasury and Government agencies	1	-	-	1
U.S. Government sponsored agencies	-	6	-	6
Obligations of states and political subdivisions	-	16	1	17
Agency mortgage-backed securities	-	7	-	7
Other bonds, notes and debentures	-	15	-	15
Other securities	161	-	-	161
Trading securities	162	44	1	207

Residential mortgage loans held for sale	-	2,856	-	2,856
Residential mortgage loans(b)	-	-	76	76
Derivative assets:
Interest rate contracts	2	1,445	60	1,507
Foreign exchange contracts	-	201	-	201
Equity contracts	-	-	177	177
Commodity contracts	-	87	-	87
Derivative assets	2	1,733	237	1,972
Total assets	$284	18,876	314	19,474

Liabilities:
Derivative liabilities
Interest rate contracts	$14	600	3	617
Foreign exchange contracts	-	183	-	183
Equity contracts	-	-	33	33
Commodity contracts	-	82	-	82
Derivative liabilities	14	865	36	915
Short positions	8	2	-	10
Total liabilities	$22	867	36	925

146	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using
December 31, 2011 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$171	-	-	171
U.S. Government sponsored agencies	-	1,962	-	1,962
Obligations of states and political subdivisions	-	101	-	101
Agency mortgage-backed securities	-	10,284	-	10,284
Other bonds, notes and debentures	-	1,812	-	1,812
Other securities(a)	185	5	-	190
Available-for-sale securities(a)	356	14,164	-	14,520

Trading securities:
Obligations of states and political subdivisions	-	8	1	9
Agency mortgage-backed securities	-	11	-	11
Other bonds, notes and debentures	-	13	-	13
Other securities	144	-	-	144
Trading securities	144	32	1	177

Residential mortgage loans held for sale	-	2,751	-	2,751
Residential mortgage loans(b)	-	-	65	65
Derivative assets:
Interest rate contracts	8	1,773	34	1,815
Foreign exchange contracts	-	294	-	294
Equity contracts	-	-	113	113
Commodity contracts	-	134	-	134
Derivative assets	8	2,201	147	2,356
Total assets	$508	19,148	213	19,869

Liabilities:
Derivative liabilities
Interest rate contracts	$54	802	2	858
Foreign exchange contracts	-	275	-	275
Equity contracts	-	-	81	81
Commodity contracts	-	130	-	130
Derivative liabilities	54	1,207	83	1,344

Short positions	2	4	-	6
Total liabilities	$56	1,211	83	1,350
(a)	Excludes FHLB and FRB restricted stock totaling $497 and $347, respectively, at December 31, 2012 and $497 and $345, respectively, at December 31, 2011.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the years ended December 31, 2012 and 2011, no assets or liabilities were transferred between Level 1 and Level 2.

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include agency and non-agency mortgage-backed securities, other asset-backed securities, obligations of U.S. Government sponsored agencies, and corporate and municipal bonds. Corporate bonds are included in other bonds, notes and debentures in the previous table. Agency mortgage-backed securities, obligations of U.S. Government sponsored agencies, and corporate and municipal bonds are generally valued using a market approach based on observable prices of securities with similar characteristics.

Non-agency mortgage-backed securities and other asset-backed securities, which are included in other bonds, notes and debentures, are generally valued using an income approach based on discounted cash flows, incorporating prepayment speeds, performance of underlying collateral and specific tranche-level attributes. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

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

Fifth Third Bancorp	147

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At December 31, 2012 and 2011, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of warrants associated with the sale of the processing business to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

In connection with the sale of the processing business, the Bancorp provided Advent International with certain put options that were exercisable in the event of certain circumstances. The put options expired as a result of the Vantiv, Inc. initial public offering in March of 2012. In addition, the associated warrants allow the Bancorp to purchase approximately 20 million incremental nonvoting units in Vantiv Holding, LLC under certain defined conditions involving change of control. The fair value of the warrants is calculated in conjunction with a third party valuation provider by applying Black-Scholes option valuation models using probability weighted scenarios which contain the following inputs: Vantiv, Inc. stock price, strike price per the Warrant Agreement and several unobservable inputs, such as expected term, expected volatility, and expected dividend rate.

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

Under the terms of the total return swap, the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Visa, Inc. Class B shares into Class A shares. The fair value of the total return swap was calculated using a discounted cash flow model based on unobservable inputs consisting of management’s estimate of the probability of certain litigation scenarios, the timing of the resolution of the Covered Litigation and Visa litigation loss estimates in excess, or shortfall, of the Bancorp’s proportional share of escrow funds.

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

The net fair value of the interest rate lock commitments at December 31, 2012 was $60 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the interest rate lock commitments of approximately $24 million and $39 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the interest rate lock commitments of approximately $32 million and $69 million, respectively. The decrease in fair value of interest rate lock commitments due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $6 million and $12 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $6 million and $12 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

148	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2012 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	65	32	32	$130
Total gains or losses (realized/unrealized):
Included in earnings	-	-	418	22	440
Purchases	-	-	-	-	-
Settlements	-	(15)	(393)	90	(318)
Transfers into Level 3(b)	-	26	-	-	26
Ending balance	$1	76	57	144	$278
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2012(c)	$-	-	233	22	$255

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2011 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$6	46	2	53	$107
Total gains or losses (realized/unrealized):
Included in earnings	-	4	205	(43)	166
Purchases	-	-	-	2	2
Sales	(5)	-	-	-	(5)
Settlements	-	(9)	(175)	20	(164)
Transfers into Level 3(b)	-	24	-	-	24
Ending balance	$1	65	32	32	$130
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011(c)	$-	4	32	(43)	$(7)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2010 ($ in millions)	Residual Interests in Securitizations	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$174	13	26	(2)	11	$222
Total gains or losses (realized/unrealized):
Included in earnings	-	3	-	187	(14)	176
Purchases, sales, issuances, and settlements, net	(174)(d)	(10)	(6)	(183)	56	(317)
Transfers into Level 3(b)	-	-	26	-	-	26
Ending balance	$-	6	46	2	53	$107
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010(c)	$-	-	-	60	(14)	$46
(a)	Net interest rate derivatives include derivative assets and liabilities of $60 and $3, respectively, as of December 31, 2012, $34 and $2, respectively as of December 31, 2011 and $13 and $11, respectively, as of December 31, 2010. Net equity derivatives include derivative assets and liabilities of $177 and $33, respectively, as of December 31, 2012, $113 and $81, respectively, as of December 31, 2011, and $81 and $28, respectively, as of December 31, 2010.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.
(d)	Due to a change in U.S. GAAP adopted by the Bancorp on January 1, 2010, all residual interests in securitizations were eliminated concurrent with the consolidation of the related VIEs.

Fifth Third Bancorp	149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2012	2011	2010
Mortgage banking net revenue	418	210	187
Corporate banking revenue	1	2	1
Other noninterest income	21	(46)	(15)
Securities gains, net	-	-	3
Total gains	$440	166	176

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at December 31, 2012, 2011 and 2010 were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2012	2011	2010
Mortgage banking net revenue	233	37	60
Corporate banking revenue	1	1	1
Other noninterest income	21	(45)	(15)
Total (losses) gains	$255	(7)	46

The following table presents information as of December 31, 2012 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a recurring basis:

($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$ 76	Loss rate model	Interest rate risk factor	(91.2) - 17.0%	5.8%
			Credit risk factor	0 - 68.4%	4.3%
IRLCs, net	60	Discounted cash flow	Loan closing rates	9.9 - 95.0%	58.3%
Stock warrants associated with the sale of the processing business	177	Black-Scholes option valuation model	Expected term (years)	2.00 - 16.50	6.2
			Expected volatility(a)	27.2 - 40.0%	33.8%
			Expected dividend rate	-	-
Swap associated with the sale of Visa, Inc. Class B shares	(33)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2013 - 12/31/2016	NM
(a)	Based on historical and implied volatilities of comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent those assets that were subject to fair value adjustments during the years ended December 31, 2012 and 2011 and still held as of the end of the period, and the related losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period:

	Fair Value Measurements Using				Total Losses
As of December 31, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total	2012
Commercial loans held for sale(a)	$-	-	9	9	(13)
Commercial and industrial loans	-	-	83	83	(122)
Commercial mortgage loans	-	-	46	46	(50)
Commercial construction loans	-	-	4	4	(22)
MSRs	-	-	697	697	(103)
OREO property	-	-	165	165	(74)
Total	$-	-	1,004	1,004	(384)

150	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using				Total Losses
As of December 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total	2011
Commercial loans held for sale(a)	$-	-	27	27	(67)
Commercial and industrial loans	-	-	101	101	(328)
Commercial mortgage loans	-	-	85	85	(124)
Commercial construction loans	-	-	55	55	(60)
MSRs	-	-	681	681	(242)
OREO property	-	-	224	224	(171)
Total	$-	-	1,173	1,173	(992)
(a)	Includes commercial nonaccrual loans held for sale.

The following table presents information as of December 31, 2012 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$ 9	Appraised value	Appraised value	NM	NM
			Cost to sell	NM	10.0%
Commercial and industrial loans	83	Appraised value	Default rates	100%	NM
			Collateral value	NM	NM
			Loss severities	0 - 100%	8.9%
Commercial mortgage loans	46	Appraised value	Default rates	100%	NM
			Collateral value	NM	NM
			Loss severities	0 - 100%	19.9%
Commercial construction loans	4	Appraised value	Default rates	100%	NM
			Collateral value	NM	NM
			Loss severities	0 - 21.5%	8.9%
MSRs	697	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 16.1% (Adjustable) 26.9%

			Discount rates	9.4 - 18.0%	(Fixed) 10.5% (Adjustable) 11.7%
OREO property	165	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

During 2012, the Bancorp transferred $16 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at fair value using significant unobservable inputs. These loans had fair value adjustments totaling $1 million and were generally based on appraisals of the underlying collateral and were therefore, classified within Level 3 of the valuation hierarchy. Additionally, during 2012 there were fair value adjustments on existing commercial loans held for sale of $12 million. The fair value adjustments are also based on appraisals of the underlying collateral and were therefore classified within Level 3 of the valuation hierarchy. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. The Accounting Department determines the procedures for valuation of commercial HFS loans which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year-old are updated and the Real Estate Valuation group, which reports to the Chief Credit Officer, in conjunction with the Commercial Line of Business review the third party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance Department, which reports to the Bancorp Chief Financial Officer, in conjunction with Accounting review all loan appraisal values, carrying values and vintages.

Commercial loans held for investment

During 2012 and 2011, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage and commercial construction loans held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized.

An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. The fair values and recognized impairment losses are reflected in the previous table. Commercial Credit Risk, which reports to the Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

MSRs

During 2012 and 2011, the Bancorp recognized temporary impairments in certain classes of the MSR portfolio in which the carrying value was adjusted to fair value. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, discount rates and weighted average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 11 for

Fifth Third Bancorp	151

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OREO

During 2012 and 2011, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses are primarily due to declines in real estate values of the properties recorded in OREO. For the years ended December 31, 2012 and 2011, these losses include $17 million and $100 million in losses, respectively, recorded as charge-offs, on new OREO properties transferred from loans during the periods and $57 million and $71 million, respectively, in losses, recorded in other noninterest income, attributable to fair value adjustments on OREO properties subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

The Real Estate Valuation department, which reports to the Chief Credit Officer, is solely responsible for managing the appraisal process and evaluating the appraisal for all commercial properties transferred to OREO. All appraisals on commercial OREO properties are updated on at least an annual basis.

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

Fair value changes recognized in earnings for instruments held at December 31, 2012 and 2011 for which the fair value option was elected as well as the changes in fair value of the underlying IRLCs, included gains of $157 million and $123 million, respectively. Additionally, fair value changes included in earnings for instruments for which the fair value option was elected but are no longer held by the Bancorp at December 31, 2012 and 2011 included gains of $849 million and $341 million during 2012 and 2011, respectively. These gains are reported in mortgage banking net revenue in the Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $3 million at December 31, 2012 and 2011. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2012
Residential mortgage loans measured at fair value	$2,932	2,775	157
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	-	1	(1)

December 31, 2011
Residential mortgage loans measured at fair value	$2,816	2,693	123
Past due loans of 90 days or more	4	5	(1)
Nonaccrual loans	-	-	-

152	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2012 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,441	2,441	-	-	2,441
Other securities	844	-	844	-	844
Held-to-maturity securities	284	-	-	284	284
Other short-term investments	2,421	2,421	-	-	2,421
Loans held for sale	83	-	-	83	83
Portfolio loans and leases:
Commercial and industrial loans	35,236	-	-	36,496	36,496
Commercial mortgage loans	8,770	-	-	8,020	8,020
Commercial construction loans	665	-	-	505	505
Commercial leases	3,481	-	-	3,310	3,310
Residential mortgage loans(a)	11,712	-	-	11,532	11,532
Home equity	9,875	-	-	9,798	9,798
Automobile loans	11,944	-	-	12,076	12,076
Credit card	2,010	-	-	2,139	2,139
Other consumer loans and leases	270	-	-	288	288
Unallocated allowance for loan and lease losses	(111)	-	-	-	-
Total portfolio loans and leases, net(a)	83,852	-	-	84,164	84,164
Financial liabilities:
Deposits	89,517	-	89,592	-	89,592
Federal funds purchased	901	901	-	-	901
Other short-term borrowings	6,280	-	6,280	-	6,280
Long-term debt	7,085	6,925	884		7,809
(a)	Excludes $76 of residential mortgage loans measured at fair value on a recurring basis.

As of December 31, 2011 ($ in millions)	Net Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$2,663	2,663
Other securities	842	842
Held-to-maturity securities	322	322
Other short-term investments	1,781	1,781
Loans held for sale	203	203
Portfolio loans and leases:
Commercial and industrial loans	29,854	30,300
Commercial mortgage loans	9,697	8,870
Commercial construction loans	943	791
Commercial leases	3,451	3,237
Residential mortgage loans(a)	10,380	9,978
Home equity	10,524	9,737
Automobile loans	11,784	11,747
Credit card	1,872	1,958
Other consumer loans and leases	329	346
Unallocated allowance for loan and lease losses	(136)	-
Total portfolio loans and leases, net(a)	78,698	76,964
Financial liabilities:
Deposits	85,710	85,599
Federal funds purchased	346	346
Other short-term borrowings	3,239	3,239
Long-term debt	9,682	10,197
(a)	Excludes $65 of residential mortgage loans measured at fair value on a recurring basis.

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

Fifth Third Bancorp	153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

154	Fifth Third Bancorp

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

The Bancorp’s banking subsidiary must maintain cash reserve balances when total reservable deposit liabilities are greater than the regulatory exemption. These reserve requirements may be satisfied with vault cash and balances on deposit with the FRB. In 2012 and 2011, the banking subsidiary was required to maintain average cash reserve balances of $1.5 billion and $744 million, respectively.

The Board of Governors of the Federal Reserve System issued capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act of 1956, as amended. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items, as well as define and set minimum regulatory capital requirements. All bank holding companies are required to maintain Tier I capital (core capital) of at least four percent of risk-weighted assets (Tier I capital ratio), total capital (Tier I plus Tier II capital) of at least eight percent of risk-weighted assets (Total risk-based capital ratio), and Tier I capital of at least three percent of adjusted quarterly average assets (Tier I leverage ratio). Failure to meet the minimum capital requirements can initiate certain actions by regulators that could have a direct material effect on the Consolidated Financial Statements of the Bancorp.

Tier I capital consists principally of shareholders’ equity including Tier I qualifying TruPS. It excludes unrealized gains and losses on available-for-sale securities and unrecognized pension actuarial gains and losses and prior service cost, goodwill, certain other intangibles and unrealized cash flow hedges. Current provisions of the Dodd-Frank Act will phase out the inclusion of certain TruPS as a component of Tier I capital beginning January 1, 2013. Under these provisions, these TruPS would qualify as a component of Tier II capital. At December 31, 2012, the Bancorp’s

Tier I capital included $810 million of TruPS representing approximately 74 bps of risk-weighted assets.

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

The Board of Governors of the Federal Reserve System issued capital adequacy guidelines for banking subsidiaries substantially similar to those adopted by the Board of Governors of the Federal Reserve System regarding bank holding companies, as described previously. In addition, the federal banking agencies have issued substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act. Under the regulations, a bank generally shall be deemed to be well-capitalized if it has a Total risk-based capital ratio of 10% or more, a Tier I capital ratio of six percent or more, a Tier I leverage ratio of five percent or more and is not subject to any written capital order or directive. If an institution becomes undercapitalized, it would become subject to significant additional oversight, regulations and requirements as mandated by the Federal Deposit Insurance Act.

The Bancorp and its banking subsidiary, Fifth Third Bank, had Tier I capital, Total risk-based capital and Tier I leverage ratios above the well-capitalized levels at December 31, 2012 and 2011. As of December 31, 2012, the most recent notification from the FRB categorized the Bancorp and its banking subsidiary as well-capitalized under the regulatory framework for prompt corrective action. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s banking subsidiary must, among other things, maintain “well-capitalized” capital ratios.

The following table presents capital and risk-based capital and leverage ratios for the Bancorp and its banking subsidiary at December 31:

	2012		2011
($ in millions)	Amount	Ratio	Amount	Ratio
Tier I risk-based capital (to risk-weighted assets):(a)
Fifth Third Bancorp (Consolidated)	$11,685	10.65%	$12,503	11.91%
Fifth Third Bank	12,145	11.28	12,373	12.02
Total risk-based capital (to risk-weighted assets):(a)
Fifth Third Bancorp (Consolidated)	15,816	14.42	16,885	16.09
Fifth Third Bank	13,721	12.74	14,013	13.61
Tier I leverage (to average assets):
Fifth Third Bancorp (Consolidated)	11,685	10.05	12,503	11.10
Fifth Third Bank	12,145	10.65	12,373	11.20
(a)	Under the banking agencies risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

Fifth Third Bancorp	155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Income (Parent Company Only)
For the years ended December 31 ($ in millions)	2012	2011	2010
Income
Dividends from subsidiaries:
Consolidated bank subsidiaries(a)	$—	—	—
Consolidated nonbank subsidiary	1,959	1,677	1,400
Interest on loans to subsidiaries	17	29	33
Total income	1,976	1,706	1,433

Expenses
Interest	215	216	188
Other	61	25	26
Total expenses	276	241	214

Income Before Income Taxes and Change in Undistributed Earnings of Subsidiaries	1,700	1,465	1,219
Applicable income tax benefit	96	79	64
Income Before Change in Undistributed Earnings of Subsidiaries	1,796	1,544	1,283
Decrease in undistributed earnings	(220)	(247)	(530)
Net Income	$1,576	1,297	753

(a) The Bancorp’s indirect banking subsidiary paid dividends, to the Bancorp’s direct nonbank subsidiary holding company of $2.0 billion, $2.0 billion, and $1.4 billion for the years ended 2012, 2011, and 2010, respectively.

Condensed Statements of Comprehensive Income (Parent Company Only)
For the years ended December 31 ($ in millions)	2012	2011	2010
Net income	$1,576	1,297	753
Other comprehensive income (loss), net of tax:
Unrealized gains on cash flow hedge derivatives	3	2	(4)
Other comprehensive income (loss)	3	2	(4)
Comprehensive income	1,579	1,299	749
Less: Comprehensive income attributable to noncontrolling interests	(2)	1	—
Comprehensive income attributable to Bancorp	$1,581	1,298	749

156	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Balance Sheets (Parent Company Only)
As of December 31 ($ in millions)	2012	2011
Assets
Cash	$—	50
Short-term investments	3,481	3,588
Loans to subsidiaries:
Bank subsidiaries	—	—
Nonbank subsidiaries	1,021	1,032
Total loans to subsidiaries	1,021	1,032
Investment in subsidiaries
Nonbank subsidiaries	15,376	15,631
Total investment in subsidiaries	15,376	15,631
Goodwill	80	80
Other assets	579	731
Total Assets	$20,537	21,112
Liabilities
Other short-term borrowings	566	655
Accrued expenses and other liabilities	456	422
Long-term debt (external)	5,751	6,784
Total Liabilities	6,773	7,861
Parent Company Shareholders’ Equity	13,764	13,251
Total Liabilities and Parent Company Shareholders’ Equity	$20,537	21,112

Condensed Statements of Cash Flows (Parent Company Only)
For the years ended December 31 ($ in millions)	2012	2011	2010
Operating Activities
Net income	$1,576	1,297	753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (Benefit from) deferred income taxes	2	(3)	(2)
Decrease in undistributed earnings	220	247	530
Net change in:
Other assets	57	39	(6)
Accrued expenses and other liabilities	18	3	(339)
Other, net	—	—	(11)
Net Cash Provided by Operating Activities	1,873	1,583	925
Investing Activities
Net change in:
Short-term investments	107	(635)	(603)
Loans to subsidiaries	11	489	(161)
Net Cash Provided by (Used in) Investing Activities	118	(146)	(764)
Financing Activities
Net change in other short-term borrowings	(89)	241	134
Proceeds from issuance of long-term debt	500	1,000	—
Repayment of long-term debt	(1,440)	(400)	—
Dividends paid on common shares	(309)	(192)	(32)
Dividends paid on preferred shares	(35)	(50)	(205)
Issuance of common shares	—	1,648	—
Repurchases of treasury shares and related forward contracts	(650)	—	—
Redemption of Series F preferred shares and related warrants	—	(3,688)	—
Other, net	(18)	(6)	—
Net Cash Used in Financing Activities	(2,041)	(1,447)	(103)
Net (Decrease) Increase in Cash	(50)	(10)	58
Cash at Beginning of Year	50	60	2
Cash at End of Year	$—	50	60

Fifth Third Bancorp	157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29. BUSINESS SEGMENTS

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

The business segments are charged provision expense based on the actual net charge-offs experienced by the loans and leases owned by each segment. Provision expense attributable to loan and leases growth and changes in ALLL factors are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations, by accessing the capital markets as a collective unit.

Results of operations and assets by segment for each of the three years ended December 31 are:

158	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total
Net interest income	$1,432	1,362	314	117	370	—		3,595
Provision for loan and lease losses	223	294	176	10	(400)	—		303
Net interest income after provision for loan
and lease losses	1,209	1,068	138	107	770	—		3,292
Noninterest income:
Mortgage banking net revenue	—	14	830	1	—	—		845
Service charges on deposits	225	294	—	3	—	—		522
Corporate banking revenue	395	15	—	3	—			413
Investment advisory revenue	6	129	—	366	—	(127	)(a)	374
Card and processing revenue	46	279	—	4	(76)	—		253
Other noninterest income	65	81	42	19	367	—		574
Securities gains, net	—	—	1	—	14	—		15
Securities gains, net—non-qualifying hedges on mortgage servicing rights	—	—	3	—	—	—		3
Total noninterest income	737	812	876	396	305	(127)		2,999
Noninterest expense:
Salaries, wages and incentives	229	448	192	136	602	—		1,607
Employee benefits	39	125	39	25	143	—		371
Net occupancy expense	21	187	8	11	75	—		302
Technology and communications	10	3	1	—	182	—		196
Card and processing expense	5	115	—	—	1	—		121
Equipment expense	2	54	1	1	52	—		110
Other noninterest expense	800	660	429	264	(652)	(127)		1,374
Total noninterest expense	1,106	1,592	670	437	403	(127)		4,081
Income before income taxes	840	288	344	66	672	—		2,210
Applicable income tax expense	146	102	121	23	244	—		636
Net income	694	186	223	43	428	—		1,574
Less: Net income attributable to noncontrolling interests	—	—	—	—	(2)	—		(2)
Net income attributable to Bancorp	694	186	223	43	430	—		1,576
Dividends on preferred stock	—	—	—	—	35	—		35
Net income available to common shareholders	$694	186	223	43	395	—		1,541
Total goodwill	$613	1,655	—	148	—	—		2,416
Total assets	$48,693	48,856	24,657	9,212	(9,524)	—		121,894
(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income

Fifth Third Bancorp	159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total
Net interest income	$1,357	1,423	343	113	321	—		3,557
Provision for loan and lease losses	490	393	261	27	(748)	—		423
Net interest income after provision for loan and lease losses	867	1,030	82	86	1,069	—		3,134
Noninterest income:
Mortgage banking net revenue	—	11	585	1	—	—		597
Service charges on deposits	207	309	—	4	—	—		520
Corporate banking revenue	332	14	—	3	1	—		350
Investment advisory revenue	12	117	—	364	(1)	(117	)(a)	375
Card and processing revenue	38	305	—	4	(39)	—		308
Other noninterest income	52	81	36	(3)	84	—		250
Securities gains, net	—	—	—	—	46	—		46
Securities gains, net—non-qualifying hedges on mortgage servicing rights	—	—	9	—	—	—		9
Total noninterest income	641	837	630	373	91	(117)		2,455
Noninterest expense:
Salaries, wages and incentives	203	454	149	138	534	—		1,478
Employee benefits	37	127	34	26	106	—		330
Net occupancy expense	20	184	8	11	82	—		305
Technology and communications	11	5	1	1	170	—		188
Card and processing expense	5	114	—	—	1	—		120
Equipment expense	2	51	1	1	58	—		113
Other noninterest expense	795	640	433	244	(771)	(117)		1,224
Total noninterest expense	1,073	1,575	626	421	180	(117)		3,758
Income before income taxes	435	292	86	38	980	—		1,831
Applicable income tax (benefit) expense	(6)	102	30	14	393	—		533
Net income	441	190	56	24	587	—		1,298
Less: Net income attributable to noncontrolling interest	—	—	—	—	1	—		1
Net income attributable to Bancorp	441	190	56	24	586	—		1,297
Dividends on preferred stock	—	—	—	—	203	—		203
Net income available to common shareholders	$441	190	56	24	383	—		1,094
Total goodwill	$613	1,656	—	148	—	—		2,417
Total assets	$45,864	46,703	24,325	7,670	(7,595)	—		116,967
(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

160	Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total
Net interest income	$1,531	1,514	405	138	16	—		3,604
Provision for loan and lease losses	1,159	555	569	44	(789)	—		1,538
Net interest income (loss) after provision for loan and lease losses	372	959	(164)	94	805	—		2,066
Noninterest income:
Mortgage banking net revenue	—	27	619	2	(1)	—		647
Service charges on deposits	199	369	1	6	(1)	—		574
Corporate banking revenue	346	15	—	3	—	—		364
Investment advisory revenue	15	106	—	346	—	(106	)(a)	361
Card and processing revenue	33	298	—	1	(16)	—		316
Other noninterest income	42	70	36	(2)	260	—		406
Securities gains, net	—	—	—	—	47	—		47
Securities gains, net—non-qualifying hedges on mortgage servicing rights	—	—	14	—	—	—		14
Total noninterest income	635	885	670	356	289	(106)		2,729
Noninterest expense:
Salaries, wages and incentives	182	439	163	131	515	—		1,430
Employee benefits	32	121	31	25	105	—		314
Net occupancy expense	16	174	7	9	92	—		298
Technology and communications	14	16	2	2	155	—		189
Card and processing expense	2	105	—	—	1	—		108
Equipment expense	2	49	1	1	69	—		122
Other noninterest expense	723	652	342	237	(454)	(106)		1,394
Total noninterest expense	971	1,556	546	405	483	(106)		3,855
Income (loss) before income taxes	36	288	(40)	45	611	—		940
Applicable income tax expense (benefit)	(142)	103	(14)	16	224	—		187
Net income (loss)	178	185	(26)	29	387	—		753
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—		—
Net income (loss) attributable to Bancorp	178	185	(26)	29	387	—		753
Dividends on preferred stock	—	—	—	—	250	—		250
Net income available to common shareholders	$178	185	(26)	29	137	—		503
Total goodwill	$613	1,656	—	148	—	—		2,417
Total assets	$43,609	46,244	22,604	6,759	(8,209)	—		111,007
(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

Fifth Third Bancorp	161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30. SUBSEQUENT EVENT

On January 28, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp will purchase approximately $125 million of its outstanding common stock. The Bancorp is repurchasing the shares of its common stock as part of its previously announced 100 million share repurchase program. This repurchase transaction concludes the $600 million of common share repurchases not objected to by the FRB in the 2012 CCAR process. As part of this transaction, the Bancorp entered into a forward contract in which the final number of shares to be delivered at settlement of the accelerated share repurchase transaction will be based generally on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. The accelerated share repurchase will be treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock.

162	Fifth Third Bancorp

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒

There were 875,281,580 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2013. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $12,248,353,562 as of June 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (SEC) with respect to annual reports on Form 10-K and annual reports to shareholders. The Bancorp’s Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.

Only those sections of this 2012 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the Registrant’s Form 10-K for the year ended December 31, 2012. No other information contained in this 2012 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the Registrant’s Form 10-K.

10-K Cross Reference Index

PART I
Item 1.	Business	16-19, 164-169
	Employees	40
	Segment Information	42-48, 158-161
	Average Balance Sheets	36
	Analysis of Net Interest Income and Net Interest Income Changes	35-48
	Investment Securities Portfolio	52-53, 96-97
	Loan and Lease Portfolio	51-52, 98-99
	Risk Elements of Loan and Lease Portfolio	57-72
	Deposits	53-54
	Return on Equity and Assets	15
	Short-term Borrowings	54-55, 121
Item 1A.	Risk Factors	26-34
Item 1B.	Unresolved Staff Comments	None
Item 2.	Properties	170
Item 3.	Legal Proceedings	129-130
Item 4.	Mine Safety Disclosures	N/A
	Executive Officers of the Bancorp	170
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	171
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-80
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	72-75
Item 8.	Financial Statements and Supplementary Data	83-162
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A.	Controls and Procedures	81
Item 9B.	Other Information	None
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	173
Item 11.	Executive Compensation	173
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	140-143, 173
Item 13.	Certain Relationships and Related Transactions, and Director Independence	173
Item 14.	Principal Accounting Fees and Services	173
PART IV
Item 15.	Exhibits, Financial Statement Schedules	173-176
SIGNATURES		177

Fifth Third Bancorp	163

AVAILABILITY OF FINANCIAL INFORMATION

Fifth Third Bancorp (the “Bancorp”) files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Bancorp files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on the Bancorp’s web site at www.53.com on a same day basis after they are electronically filed with or furnished to the SEC.

PART I

ITEM 1.	BUSINESS

General Information

The Bancorp, an Ohio corporation organized in 1975, is a bank holding company as defined by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is registered as such with the Board of Governors of the Federal Reserve System (the “FRB”). The Bancorp’s principal office is located in Cincinnati, Ohio.

The Bancorp’s subsidiaries provide a wide range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and leases. Fifth Third Bank has deposit insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund. Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of subsidiaries of the Bancorp as of December 31, 2012.

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

164	Fifth Third Bancorp

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

Acquisitions

The BHCA requires the prior approval of the FRB for a bank holding company to acquire substantially all the assets of a bank or to acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, bank holding company or savings association, or to increase any such non-majority ownership or control of any bank, bank holding company or savings association, or to merge or consolidate with any bank holding company.

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

Dividends

The Bancorp depends in part upon dividends received from its direct and indirect subsidiaries, including its indirect banking subsidiary, to fund its activities, including the payment of dividends. The Bancorp and its banking subsidiary are subject to various federal and state restrictions on their ability to pay dividends. The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless a bank holding company’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. The ability to pay dividends may be further limited by provisions of the Dodd-Frank Act and implanting regulations (see the “Regulatory Reform” section).

Source of Strength

Under long-standing FRB policy and now as codified in the Dodd-Frank Act, a bank holding company is expected to act as a source of financial and managerial strength to each of its banking subsidiaries and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it.

FDIC Assessments

As contemplated by the Dodd-Frank Act the FDIC has revised the framework by which insured depository institutions with more

Fifth Third Bancorp	165

than $10 billion in assets (“large IDIs”) are assessed for purposes of payments to the Deposit Insurance Fund (the “DIF”). The final rule implementing revisions to the assessment system was released on February 7, 2011, and took effect for the quarter beginning April 1, 2011.

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

Community Reinvestment Act

The CRA generally requires insured depository institutions to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of those communities. Furthermore, the CRA requires the FRB to evaluate the performance of the Bancorp’s banking subsidiary in helping to meet the credit needs of its communities. As a part of the CRA program, the banking subsidiary is subject to periodic examinations by the FRB, and must maintain comprehensive records of their CRA activities for this purpose. During these examinations, the FRB rates such institutions’ compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities permitted as a financial holding company under the GLBA and acquiring other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. Fifth Third Bank received a “Satisfactory” CRA rating in its most recent CRA examination.

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

166	Fifth Third Bancorp

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

Regulatory Reform

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which is aimed, in part, at accountability and transparency in the financial system and includes numerous provisions that apply to and/or could impact the Bancorp and its banking subsidiary. The Dodd-Frank Act implements changes that, among other things, affect the oversight and supervision of financial institutions, provide for a new resolution procedure for large financial companies, create a new agency responsible for implementing and enforcing compliance with consumer financial laws, introduce more stringent regulatory capital requirements, effect significant changes in the regulation of over-the-counter derivatives, reform the regulation of credit rating agencies, implement changes to corporate governance and executive compensation practices, incorporate requirements on proprietary trading and investing in certain funds by financial institutions (known as the “Volcker Rule”), require registration of advisers to certain private funds, and effect significant changes in the securitization market. In order to fully implement many provisions of the Dodd-Frank Act, various government agencies, in particular banking and other financial services agencies are required to promulgate regulations. Set forth below is a discussion of some of the major sections the Dodd-Frank Act and implementing regulations that have or could have a substantial impact on the Bancorp and its banking subsidiary. Due to the volume of regulations required by the Dodd-Frank Act, not all proposed or final regulations that may have an impact on the Bancorp or its banking subsidiary are necessarily discussed.

Financial Stability Oversight Council

The Dodd-Frank Act creates the Financial Stability Oversight Council (“FSOC”), which is chaired by the Secretary of the Treasury and composed of expertise from various financial services regulators. The FSOC has responsibility for identifying risks and responding to emerging threats to financial stability. On March 15, 2012, the Department of Treasury issued a final rule to establish an assessment schedule for the collection of fees from bank holding companies with at least $50 billion in assets and foreign banks with at least $50 billion in assets in the U.S. to cover the expenses of the Office of Financial Research and FSOC. The fees would also cover certain expenses incurred by the FDIC. The initial assessment period commenced July 21, 2012 and ends March 31, 2013. The Bancorp paid approximately $1 million for the initial assessment period. The next scheduled assessment is set to occur on September 16, 2013.

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

Pursuant to the Dodd-Frank Act, in June 2012, the SEC adopted a final rule directing the stock exchanges to prohibit listing classes of equity securities if a company’s compensation committee members are not independent. The rule also provides that a company’s compensation committee may only select a compensation consultant, legal counsel or other advisor after taking into consideration factors to be identified by the SEC that affect the independence of a compensation consultant, legal counsel or other advisor.

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

The Dodd-Frank Act requires the SEC to adopt a rule to require that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member.

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

Fifth Third Bancorp	167

Credit Ratings

The Dodd-Frank Act includes a number of provisions that are targeted at improving the reliability of credit ratings. The SEC has been charged with adopting various rules in this regard.

Consumer Issues

The Dodd-Frank Act created a new bureau, the CFPB, which has the authority to implement regulations pursuant to numerous consumer protection laws and has supervisory authority, including the power to conduct examination and take enforcement actions, with respect to depository institutions with more than $10 billion in consolidated assets. The CFPB also has authority, with respect to consumer financial services to, among other things, restrict unfair, deceptive or abusive acts or practices, enforce laws that prohibit discrimination and unfair treatment and to require certain consumer disclosures.

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

FDIC Matters and Resolution Planning

The Dodd-Frank Act creates an orderly liquidation process that the FDIC can employ for failing financial companies that are not insured depository institutions. The Dodd-Frank Act gives the FDIC new authority to create a widely available emergency financial stabilization program to guarantee the obligations of solvent depository institutions and their holding companies and affiliates during times of severe economic stress. Additionally, the Dodd-Frank Act also codifies many of the temporary changes that had already been implemented, such as permanently increasing the amount of deposit insurance to $250,000.

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

Proprietary Trading and Investing in Certain Funds

The Dodd-Frank Act sets forth new restrictions on banking organizations’ ability to engage in proprietary trading and sponsorship of or investment in private equity and hedge funds (the “Volcker Rule”). The scope of the new restrictions will be more clear upon adoption of final regulations promulgated under the Volcker Rule, however the Volcker Rule also generally prohibits any banking entity from sponsoring or acquiring any ownership interest in a private equity or hedge fund. The Volcker Rule, however, contains a number of exceptions, which exceptions will be clarified upon promulgation of final rules adopted on an interagency basis. The Volcker Rule permits transactions in the securities of the U.S. government and its agencies, certain government-sponsored enterprises and states and their political subdivisions, as well as certain investments in small business investment companies. Transactions on behalf of customers and in connection with certain underwriting and market making activities, as well as risk-mitigating hedging activities and certain foreign banking activities are also permitted. De minimus ownership of private equity or hedge funds will also be permitted under final regulations as well. In addition to the general prohibition on sponsorship and investment, the Volcker Rule contains additional requirements applicable to any private equity or hedge fund that is sponsored by the banking entity or for which it serves as investment manager or investment advisor. The Bancorp will be required to demonstrate that it has a satisfactory compliance program specifically to monitor compliance with the Volcker rule. Under the final rule to implement the conformance period, the Bancorp will have until July 21, 2014, to fully conform its activities and investments. The rule also grants the FRB the authority to grant up to three one-year extension periods for any illiquid funds.

Derivatives

The Dodd-Frank Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. To the extent that the Bancorp acts in certain capacities in trading derivatives or trades a certain amount of certain derivatives instruments, then certain affiliates of the Bancorp may be required to register with the Commodity Futures Trading Commission or the SEC. As with the Volcker Rule, the Bancorp will be required to demonstrate that it has a satisfactory compliance program to monitor the activities of any swap dealer or major swap participant registered under the new regulations. Although final rules defining certain key terms were adopted in June, 2012, the ultimate impact of these derivatives regulations, and the time it will take to comply, continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and negatively impact our revenues and results of operations.

Interstate Bank Branching

The Dodd-Frank Act includes provisions permitting national and insured state banks to engage in de novo interstate branching if, under the laws of the state where the new branch is to be established, a state bank chartered in that state would be permitted to establish a branch.

168	Fifth Third Bancorp

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

The Dodd-Frank Act instructs the FRB to impose enhanced capital and risk-management standards on large financial firms and mandates the FRB to conduct annual stress tests on all bank holding companies with $50 billion or more in assets to determine whether they have the capital needed to absorb losses in baseline, adverse, and severely adverse economic conditions. In November 2011, the FRB adopted final rules requiring bank holding companies with $50 billion or more in consolidated assets to submit capital plans to the FRB on an annual basis. Under the final rules, the FRB annually will evaluate an institutions capital adequacy, internal capital adequacy, assessment processes and plans to make capital distributions such as dividend payments and stock repurchases.

In November 2012, the FRB provided instructions on the 2013 Comprehensive Capital Analysis and Review (“CCAR”). The 2013 CCAR required bank holding companies with consolidated assets of $50 billion or more to submit a capital plan to the FRB by January 7, 2013. The mandatory elements of the capital plan are an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy.

In December 2011, the FRB issued proposed rules to strengthen regulation and supervision of large bank holding companies and systemically important nonbank financial firms. The proposed rules would generally apply to all U.S. bank holding companies with consolidated assets of $50 billion or more, such as the Bancorp, and any nonbank financial firms that may be designated by the FSOC as systemically important companies. The proposal, which is mandated by the Dodd-Frank Act, includes a wide range of measures addressing such issues as capital, liquidity, credit exposure, stress testing, risk management and early remediation requirements. In particular, the proposal includes proposed risk-based capital and leverage requirements that would be implemented in two phases, the first phase would be subject to the FRB’s capital plan rule issued in November 2011. The second phase would involve the FRB issuing a proposal to implement a risk-based capital surcharge based on the framework and methodology developed by the Basel Committee on Banking Supervision (the “Basel Committee”), the current version referred to as “Basel III.”

Basel III is designed to materially improve the quality of regulatory capital and introduces a new minimum common equity requirement. Basel III also raises the numerical minimum capital requirements and introduces capital conservation and countercyclical buffers to induce banking organizations to hold capital in excess of regulatory minimums. In addition, Basel III establishes an international leverage standard for internationally active banks. The FRB is working with other U.S. banking regulators to implement the Basel III capital reforms in the United States. On June 12, 2012, the federal banking agencies, including the FRB, issued a joint release announcing three separate notices of proposed rulemaking (“NPRs”) seeking comment on proposed rules that would revise and replace their current capital rules in a manner consistent both with relevant provisions of the Dodd-Frank Act as well as the implementation of Basel III. Also on June 12, 2012, these agencies announced the finalization of their market risk capital rule proposed in 2011. The NPRs indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019. However, in November 2012, the agencies announced that the effective date would be delayed.

Fifth Third Bancorp	169

ITEM 2.	PROPERTIES

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

At December 31, 2012, the Bancorp, through its banking and non-banking subsidiaries, operated 1,325 banking centers, of which 940 were owned, 267 were leased and 118 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, North Carolina, West Virginia, Pennsylvania, Missouri, and Georgia. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

EXECUTIVE OFFICERS OF THE BANCORP

Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 22, are listed below along with their business experience during the past 5 years:

Kevin T. Kabat, 56. Vice Chairman of the Bancorp since September 2012 and Chief Executive Officer of the Bancorp since April 2007. Previously, Mr. Kabat was President of the Bancorp from June 2006 to September 2012 and Chairman from June 2008 to June 2010. Prior to that, Mr. Kabat was Executive Vice President of the Bancorp since December 2003.

Steven Alonso, 52. Executive Vice President of the Bancorp since March 2012. Previously, Mr. Alonso was Executive Vice President of Fifth Third Bank since November 2008. Prior to that, Mr. Alonso served as founder, chairman and CEO of OakStreet Mortgage, LLC.

Greg D. Carmichael, 51. President of the Bancorp since September 2012 and Chief Operating Officer of the Bancorp since June 2006. Previously, Mr. Carmichael was the Executive Vice President and Chief Information Officer of the Bancorp since June 2003.

Todd Clossin, 51. Executive Vice President and Chief Administrative Officer of the Bancorp since December 2011. Previously, Mr. Clossin was the President and CEO of Fifth Third Bank (Northeastern Ohio) since January 2005.

Mark D. Hazel, 47. Senior Vice President and Controller of the Bancorp since February 2010. Prior to that, Mr. Hazel was the Assistant Bancorp Controller since 2006 and was the Controller of Nonbank entities since 2003.

James R. Hubbard, 54. Senior Vice President and Chief Legal Officer of the Bancorp since February 2010. Prior to that, Mr. Hubbard was the Senior Vice President and Director of Legal Services since June 2001.

Gregory L. Kosch, 53. Executive Vice President of the Bancorp since June 2005. Previously, Mr. Kosch was Senior Vice

President and head of the Bancorp’s Commercial Division in the Chicago affiliate since June 2002.

Daniel T. Poston, 54. Executive Vice President of the Bancorp since June 2003, and Chief Financial Officer of the Bancorp since September 2009. Previously, Mr. Poston was the Controller of the Bancorp from July 2007 to May 2008 and from November 2008 to September 2009. Previously, Mr. Poston was the Chief Financial Officer of the Bancorp from May 2008 to November 2008. Formerly, Mr. Poston was the Auditor of the Bancorp since October 2001 and was Senior Vice President of the Bancorp and Fifth Third Bank since January 2002.

Paul L. Reynolds, 51. Executive Vice President, Secretary and Chief Risk Officer of the Bancorp since October 2011. Previously, Mr. Reynolds was Executive Vice President, Secretary and Chief Administrative Officer of the Bancorp since September 2009. Previously, Mr. Reynolds was Executive Vice President, Secretary and General Counsel since 2002. Prior to that he was Executive Vice President, General Counsel and Assistant Secretary since 1999.

Joseph R. Robinson, 44. Executive Vice President and Chief Information Officer and Director of Information Technology and Operations of the Bancorp since September 2009. Previously, Mr. Robinson was Executive Vice President and Chief Information Officer of the Bancorp since April 2008. Prior to that, he was Senior Vice President and Director of Central Operations since November 2006 and Senior Vice President of IT Enterprise Solutions since March 2004.

Robert A. Sullivan, 58. Senior Executive Vice President of the Bancorp since December 2002.

Teresa J. Tanner, 44. Executive Vice President and Chief Human Resources Officer of the Bancorp since February 2010. Previously, Ms. Tanner was Senior Vice President and Director of Enterprise Learning since September 2008. Prior to that, she was Human Resources Senior Vice President and Senior Business Partner for the Information Technology and Central Operations divisions since July 2006. Previously, she was Vice President and Senior Business Partner for Operations since September 2004.

Tayfun Tuzun, 48. Senior Vice President and Treasurer of the Bancorp since December of 2011. Previously, Mr. Tuzun was the Assistant Treasurer and Balance Sheet Manager of Fifth Third Bancorp since 2007. Previously, Mr. Tuzun was the Structured Finance Manager since 2007.

170	Fifth Third Bancorp

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Bancorp’s common stock is traded in the over-the-counter market and is listed under the symbol “FITB” on the NASDAQ® Global Select Market System.

High and Low Stock Prices and Dividends Paid Per Share

2012	High	Low	Dividends Paid Per Share
Fourth Quarter	$16.16	$13.75	$0.10
Third Quarter	$15.95	$13.07	$0.10
Second Quarter	$14.67	$12.04	$0.08
First Quarter	$14.73	$12.78	$0.08

2011	High	Low	Dividends Paid Per Share
Fourth Quarter	$13.08	$9.60	$0.08
Third Quarter	$13.09	$9.13	$0.08
Second Quarter	$14.15	$11.88	$0.06
First Quarter	$15.75	$13.25	$0.06

See a discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 3 of the Notes to the Consolidated Financial Statements. Additionally, as of December 31, 2012, the Bancorp had 52,997 shareholders of record.

Issuer Purchases of Equity Securities

Period	Shares Purchased(a)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Shares that May Be Purchased Under the Plans or Programs
October 2012	1,444,047	$15.23	1,444,047	77,024,853
November 2012	7,710,761	14.35	7,710,761	69,314,092
December 2012	6,267,410	14.83	6,267,410	63,046,682
Total	15,422,218	$14.63	15,422,218	63,046,682
(a)	The Bancorp repurchased 87,515, 65,484 and 55,046 shares during October, November and December of 2012 in connection with various employee compensation plans of the Bancorp. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

See further discussion of stock-based compensation in Note 23 of the Notes to the Consolidated Financial Statements.

Fifth Third Bancorp	171

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis

The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the years 2007 through 2012, and 2002 through 2012, respectively, compared to the S&P 500 Stock and the S&P Banks indices.

FIFTH THIRD BANCORP VS. MARKET INDICES

172	Fifth Third Bancorp

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “EXECUTIVE OFFICERS OF THE BANCORP.”

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” of the Bancorp’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Bancorp’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS,” “COMPENSATION COMMITTEE REPORT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Bancorp’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS,” “ELECTION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS” of the Bancorp’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 23 of the Notes to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference under the captions “CERTAIN TRANSACTIONS”, “ELECTION OF DIRECTORS”, “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference under the caption “PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES” of the Bancorp’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pages
Public Accounting Firm	82
Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	83-87
Notes to Consolidated Financial Statements	88-162

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

3.1	Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
3.2

Code of Regulations of Fifth Third Bancorp, as Amended as of September 18, 2012. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 21, 2012.

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

Fifth Third Bancorp	173

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

4.22

Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and Wilmington Trust Company, as trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008.

4.23

Global security dated as of April 30, 2008 representing Fifth Third Bancorp’s $500,000,000 6.25% Senior Notes due 2013. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008. (2)

4.24

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

4.25

Form of Certificate Representing the 8.50% Non-Cumulative Perpetual Convertible Preferred Stock, Series G, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2008.

4.26

Form of Depositary Receipt for the 8.50% Non-Cumulative Perpetual Convertible Preferred Stock, Series G, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2008.

4.27

Supplemental Indenture dated as of January 25, 2011 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third and the Trustee. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2011.

4.28

Global Security dated as of January 25, 2011 representing Fifth Third Bancorp’s $500,000,000 3.625% Senior Notes due 2016. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2011. (3)

4.29

Second Supplemental Indenture dated as of March 7, 2012 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third and the Trustee. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2012.

4.30

Global Security dated as of March 7, 2012 representing Fifth Third Bancorp’s $500,000,000 3.500% Senior Notes due 2022. Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 7, 2012.

10.1

Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors, as Amended and Restated. Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011. *

10.2

Fifth Third Bancorp 1990 Stock Option Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-8, Registration No. 33-34075. *

10.3

Fifth Third Bancorp 1987 Stock Option Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to the Registrant’s Registration Statement on Form S-8, Registration No. 33-13252. *

10.4

Indenture effective November 19, 1992 between Fifth Third Bancorp, Issuer and NBD Bank, N.A., Trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 1992 and as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 33-54134.

10.5	Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.*
10.6

First Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.7	Second Amended to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. *
10.8	Fifth Third Bancorp 2011 Incentive Compensation Plan. Incorporated by reference to the Registrant’s Proxy Statement dated March 10, 2011.*
10.9	Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan. Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.*
10.10	Fifth Third Bancorp 1998 Long-Term Incentive Stock Plan, as Amended. Incorporated by reference to the Exhibits to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*
10.11	Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated.
10.12

CNB Bancshares, Inc. 1999 Stock Incentive Plan, 1995 Stock Incentive Plan, 1992 Stock Incentive Plan and Associate Stock Option Plan; and Indiana Federal Corporation 1986 Stock Option and Incentive Plan. Incorporated by reference to Registrant’s filing with the Securities and Exchange Commission as an exhibit to a

174	Fifth Third Bancorp

Registration Statement on Form S-4, Registration No. 333-84955 and by reference to CNB Bancshares Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1998. *
10.13	Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 9, 2001.*
10.14

Amendment No. 1 to Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006. * .

10.15

Old Kent Executive Stock Option Plan of 1986, as Amended. Incorporated by reference to the following filings by Old Kent Financial Corporation with the Securities and Exchange Commission: Exhibit 10 to Form 10-Q for the quarter ended September 30, 1995; Exhibit 10.19 to Form 8-K filed on March 5, 1997; Exhibit 10.3 to Form 8-K filed on March 2, 2000. *

10.16

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

10.17	Old Kent Executive Stock Incentive Plan of 1997, as Amended. Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1997. *
10.18	Old Kent Stock Incentive Plan of 1999. Incorporated by reference to Old Kent Financial Corporation’s Annual Meeting Proxy Statement dated March 1, 1999. *
10.19	Notice of Grant of Performance Units and Award Agreement. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *
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

10.32	Amendment to Stipulation dated May 10, 2005. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.

10.33	Second Amendment to Stipulation dated August 12, 2005. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.
10.34

Order and Final Judgment of the United States District Court for the Southern District of Ohio. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2005.

10.35

Form of Executive Agreements effective December 31, 2008, between Fifth Third Bancorp and Kevin T. Kabat, Robert A. Sullivan, Greg D. Carmichael, Ross Kari, Bruce K. Lee, Charles D. Drucker and Terry Zink. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008. *

10.36

Form of Executive Agreements effective December 31, 2008, between Fifth Third Bancorp and Nancy Phillips, Daniel T. Poston, Paul L. Reynolds and Mary E. Tuuk. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008. *

10.37

Form of Executive Agreement effective December 31, 2008, between Fifth Third Bancorp and Mahesh Sankaran. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008. *

10.38

Form of Executive Agreement effective January 17, 2012, between Fifth Third Bancorp and Tayfun Tuzun. Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.39

Form of Amended Executive Agreements effective January 19, 2012, between Fifth Third Bancorp and Daniel T. Poston and Paul L. Reynolds. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2012. *

10.40	Warrant dated June 30, 2009 issued by Vantiv Holding, LLC to Fifth Third Bank. Incorporated by reference to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.
10.41

Second Amended & Restated Limited Liability Company Agreement (excluding certain exhibits) dated as of March 21, 2012 by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, Vantiv Holding, LLC and each person who becomes a member after March 21, 2012. Incorporated by reference to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.42

Amendment and Restatement Agreement and Reaffirmation (excluding certain schedules) dated as of June 30, 2009 among Fifth Third Processing Solutions, LLC, FTPS Holding, LLC, Card Management Company, LLC, Fifth Third Holdings, LLC and Fifth Third Bank. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2009.

10.43

Registration Rights Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and certain stockholders of Vantiv, Inc. Incorporated by reference to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.44

Exchange Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC and such other holders of Class B Units and Class C Non-Voting Units that are from time to time parties of the Exchange Agreement. Incorporated by reference to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.45

Recapitalization Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and certain stockholders of Vantiv, Inc. Incorporated by reference to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.46

Form of Agreement Regarding Portion of Salary Payable in Phantom Stock Units dated October 16, 2009 executed by Kevin Kabat, Greg Carmichael, Greg Kosch, Bruce Lee, Dan Poston, Paul Reynolds, Robert Sullivan, and Terry Zink. Incorporated by reference to the Registrant’s Quarterly Report on 10-Q for the quarter ended September 30, 2009. *

10.47

Form of Letter Agreement dated June 29, 2010 executed by each of Kevin Kabat, Greg Carmichael, Greg Kosch, Bruce Lee, Dan Poston, Paul Reynolds, Robert A. Sullivan and Mary Tuuk with the Company. Incorporated by reference to the Registrant’s Quarterly Report on 10-Q for the quarter ended June 30, 2010. *

Fifth Third Bancorp	175

10.48

Form of Addendum No.1 to Agreement Regarding Portion of Salary Payable in Phantom Stock Units executed by each of Kevin Kabat, Greg Carmichael, Greg Kosch, Bruce Lee, Dan Poston, Paul Reynolds, Robert A. Sullivan and Mary Tuuk with the Company. Incorporated by reference to the Registrant’s Quarterly Report on 10-Q for the quarter ended June 30, 2010. *

10.49

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

10.50	Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated November 6, 2012 between Fifth Third Bancorp and Credit Suisse International***
10.51	Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated December 14, 2012 between Fifth Third Bancorp and Credit Suisse International***
12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.
12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
21	Fifth Third Bancorp Subsidiaries, as of December 31, 2013.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text and in detail. **

(1)	Fifth Third Bancorp also entered into an identical security on March 4, 2008 representing an additional $500,000,000 of its 8.25% Subordinated Notes due 2038.
(2)	Fifth Third Bancorp also entered into an identical security on April 30, 2008 representing an additional $250,000,000 of its 6.25% Senior Notes due 2013.
(3)	Fifth Third Bancorp also entered into an identical security on January 25, 2011 representing an additional $500,000,000 of its 3.625% Senior Notes due 2016.
*	Denotes management contract or compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
***	An application for confidential treatment for selected portions of this exhibit has been filed with the Securities and Exchange Commission.

176	Fifth Third Bancorp

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
Registrant

/s/ Kevin T. Kabat
Kevin T. Kabat
Vice Chairman and CEO
Principal Executive Officer
February 22, 2013

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 22, 2013 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

/s/ Kevin T. Kabat
Kevin T. Kabat
Vice Chairman and CEO
Principal Executive Officer

/s/ Daniel T. Poston
Daniel T. Poston
Executive Vice President and CFO
Principal Financial Officer

/s/ Mark D. Hazel
Mark D. Hazel
Senior Vice President and Controller
Principal Accounting Officer

DIRECTORS:

/s/ William M. Isaac
William M. Isaac
Chairman

/s/ James P. Hackett
James P. Hackett
Lead Director

/s/ Darryl F. Allen
Darryl F. Allen

/s/ B. Evan Bayh III
B. Evan Bayh III

/s/ Ulysses L. Bridgeman, Jr.
Ulysses L. Bridgeman, Jr.

/s/ Emerson L. Brumback
Emerson L. Brumback

/s/ Gary R. Heminger
Gary R. Heminger

/s/ Jewell D. Hoover
Jewell D. Hoover

/s/ Kevin T. Kabat
Kevin T. Kabat

/s/ Mitchel D. Livingston, Ph.D.
Mitchel D. Livingston, Ph.D.

/s/ Michael B. McCallister
Michael B. McCallister

/s/ Hendrik G. Meijer
Hendrik G. Meijer

/s/ John J. Schiff, Jr.
John J. Schiff, Jr.

/s/ Marsha C. Williams
Marsha C. Williams

Fifth Third Bancorp	177

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS ($ IN MILLIONS)
	Interest-Earning Assets
Year	Loans and Leases	Federal Funds Sold (a)	Interest- Bearing Deposits in Banks (a)	Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets
2012	$84,822	2	1,493	15,319	$101,636	2,355	15,695	$117,614
2011	80,214	1	2,030	15,437	97,682	2,352	15,335	112,666
2010	79,232	11	3,317	16,371	98,931	2,245	14,841	112,434
2009	83,391	12	1,023	17,100	101,526	2,329	14,266	114,856
2008	85,835	438	183	13,424	99,880	2,490	13,411	114,296
2007	78,348	257	147	11,630	90,382	2,275	10,613	102,477
2006	73,493	252	144	20,910	94,799	2,477	8,713	105,238
2005	67,737	88	113	24,806	92,744	2,750	8,102	102,876
2004	57,042	120	195	30,282	87,639	2,216	5,763	94,896
2003	52,414	92	215	28,640	81,361	1,600	5,250	87,481

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS ($ IN MILLIONS)
Deposits
Year	Demand	Interest Checking	Savings	Money Market	Other Time	Certificates $100,000 and Over	Foreign Office	Total	Short-Term Borrowings	Total
2012	$27,196	23,096	21,393	4,903	4,306	3,102	1,555	$85,551	4,806	$90,357
2011	23,389	18,707	21,652	5,154	6,260	3,656	3,497	82,315	3,122	85,437
2010	19,669	18,218	19,612	4,808	10,526	6,083	3,361	82,277	1,926	84,203
2009	16,862	15,070	16,875	4,320	14,103	10,367	2,265	79,862	6,980	86,842
2008	14,017	14,191	16,192	6,127	11,135	9,531	4,220	75,413	10,760	86,173
2007	13,261	14,820	14,836	6,308	10,778	6,466	3,155	69,624	6,890	76,514
2006	13,741	16,650	12,189	6,366	10,500	5,795	3,711	68,952	8,670	77,622
2005	13,868	18,884	10,007	5,170	8,491	4,001	3,967	64,388	9,511	73,899
2004	12,327	19,434	7,941	3,473	6,208	2,403	4,449	56,235	13,539	69,774
2003	10,482	18,679	8,020	3,189	6,426	3,832	3,862	54,490	12,373	66,863

INCOME ($ IN MILLIONS, EXCEPT PER SHARE DATA)
						Per Share (b)
									Originally Reported
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income (Loss) Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared	Earnings	Diluted Earnings
2012	$4,107	512	2,999	4,081	1,541	1.69	1.66	0.36	1.69	$1.66
2011	4,218	661	2,455	3,758	1,094	1.20	1.18	0.28	1.20	1.18
2010	4,489	885	2,729	3,855	503	0.63	0.63	0.04	0.63	0.63
2009	4,668	1,314	4,782	3,826	511	0.73	0.67	0.04	0.73	0.67
2008	5,608	2,094	2,946	4,564	(2,180)	(3.91)	(3.91)	0.75	(3.94)	(3.94)
2007	6,027	3,018	2,467	3,311	1,075	1.99	1.98	1.70	2.00	1.99
2006	5,955	3,082	2,012	2,915	1,188	2.13	2.12	1.58	2.14	2.13
2005	4,995	2,030	2,374	2,801	1,548	2.79	2.77	1.46	2.79	2.77
2004	4,114	1,102	2,355	2,863	1,524	2.72	2.68	1.31	2.72	2.68
2003	3,991	1,086	2,398	2,466	1,664	2.91	2.87	1.13	2.91	2.87

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
		Bancorp Shareholders’ Equity
Year	Common Shares Outstanding	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Book Value Per Share	Allowance for Loan and Leases Losses
2012	882,152,057	$2,051	398	2,758	8,768	375	(634)	$13,716	15.10	$1,854
2011	919,804,436	2,051	398	2,792	7,554	470	(64)	13,201	13.92	2,255
2010	796,272,522	1,779	3,654	1,715	6,719	314	(130)	14,051	13.06	3,004
2009	795,068,164	1,779	3,609	1,743	6,326	241	(201)	13,497	12.44	3,749
2008	577,386,612	1,295	4,241	848	5,824	98	(229)	12,077	13.57	2,787
2007	532,671,925	1,295	9	1,779	8,413	(126)	(2,209)	9,161	17.18	937
2006	556,252,674	1,295	9	1,812	8,317	(179)	(1,232)	10,022	18.00	771
2005	555,623,430	1,295	9	1,827	8,007	(413)	(1,279)	9,446	16.98	744
2004	557,648,989	1,295	9	1,934	7,269	(169)	(1,414)	8,924	15.99	713
2003	566,685,301	1,295	9	1,964	6,481	(120)	(962)	8,667	15.29	697
(a)	Federal funds sold and interest-bearing deposits in banks are combined in other short-term investments in the Consolidated Financial Statements.
(b)	Adjusted for accounting guidance related to the calculation of earnings per share, which was adopted retroactively on January 1, 2009.

178	Fifth Third Bancorp

DIRECTORS AND OFFICERS

FIFTH THIRD

BANCORP DIRECTORS

William M. Isaac, Chairman

Senior Managing Director-Global Head of Financial Institutions

FTI Consulting

James P. Hackett, Lead Director

President & CEO

Steelcase, Inc.

Darryl F. Allen

Retired Chairman

President & CEO

Aeroquip-Vickers, Inc.

B. Evan Bayh III

Partner

McGuireWoods LLP

Ulysses L. Bridgeman, Jr.

President

B.F. Companies

Emerson L. Brumback

Retired President & COO

M&T Bank

Gary R. Heminger

President & CEO

Marathon Petroleum Corporation

Jewell D. Hoover

Principal & Bank Consultant

Hoover and Associates, LLC

Kevin T. Kabat

Vice Chairman & CEO

Fifth Third Bancorp

Mitchel D. Livingston, Ph.D.

Retired Vice President for Student Affairs

& Chief Diversity Officer

University of Cincinnati

Michael B. McCallister

Chairman

Humana Inc.

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

Thomas W. Traylor

Alton C. Wendzel

FIFTH THIRD BANCORP OFFICERS

Kevin T. Kabat

Vice Chairman & CEO

Greg D. Carmichael

President & Chief Operating Officer

Steven Alonso

Executive Vice President

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

Michael B. McCallister

Marsha C. Williams

Human Capital and Compensation Committee

Gary R. Heminger, Chair

Emerson L. Brumback

Mitchel D. Livingston, Ph. D.

Hendrik G. Meijer

Marsha C. Williams

Nominating and Corporate Governance Committee

James P. Hackett, Chair

Darryl F. Allen

B. Evan Bayh III

Ulysses L. Bridgeman, Jr.

Risk and Compliance Committee

Marsha C. Williams, Chair

B. Evan Bayh III

Ulysses L. Bridgeman, Jr.

Jewell D. Hoover

Hendrik G. Meijer

Trust Committee

Mitchel D. Livingston, Ph.D., Chair

Kevin T. Kabat

John J. Schiff, Jr.

Fifth Third Bancorp	179