Form 10-Q
period 2013-03-31
FIFTH THIRD BANCORP
filed 2013-05-09
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

There were 874,644,725 shares of the Registrant’s common stock, without par value, outstanding as of March 31, 2013.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties from the separation of or the results of operations of Vantiv, LLC; (21) loss of income from any sale or potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth; (22) ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; and (23) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.

Glossary of Abbreviations and Acronyms

Fifth Third Bancorp provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements.

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

FTS: Fifth Third Securities

GNMA: Government National Mortgage Association

GSE: Government Sponsored Enterprise

HAMP: Home Affordable Modification Program

HARP: Home Affordable Refinance Program

HFS: Held for Sale

IPO: Initial Public Offering

IRC: Internal Revenue Code

IRLC: Interest Rate Lock Commitment

ISDA: International Swaps and Derivatives Association

LIBOR: London InterBank Offered Rate

LLC: Limited Liability Company

LTV: Loan-to-Value

MD&A: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSR: Mortgage Servicing Right

N/A: Not Applicable

NII: Net Interest Income

NM: Not Meaningful

NPR: Notice of Proposed Rulemaking

OCC: Office of the Comptroller of the Currency

OCI: Other Comprehensive Income

OREO: Other Real Estate Owned

OTTI: Other-Than-Temporary Impairment

PMI: Private Mortgage Insurance

SBA: Small Business Administration

SEC: United States Securities and Exchange Commission

TBA: To Be Announced

TDR: Troubled Debt Restructuring

TruPS: Trust Preferred Securities

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

TABLE 1: Selected Financial Data

	For the three months ended March 31,		% Change
($ in millions, except for per share data)	2013	2012
Income Statement Data
Net interest income(a)	$893	903	(1)
Noninterest income	743	769	(3)
Total revenue(a)	1,636	1,672	(2)
Provision for loan and lease losses	62	91	(31)
Noninterest expense	978	973	—
Net income attributable to Bancorp	422	430	(2)
Net income available to common shareholders	413	421	(2)

Common Share Data
Earnings per share, basic	$0.47	0.46	2
Earnings per share, diluted	0.46	0.45	2
Cash dividends per common share	0.11	0.08	38
Book value per share	15.42	14.30	8
Market value per share	16.31	14.04	16

Financial Ratios (%)
Return on assets	1.41%	1.49	(5)
Return on average common equity	12.5	13.1	(4)
Dividend payout ratio	23.4	17.4	35
Average equity as a percent of average assets	11.38	11.49	(1)
Tangible common equity(b)	9.03	9.02	—
Net interest margin(a)	3.42	3.61	(5)
Efficiency(a)	59.8	58.3	3

Credit Quality
Net losses charged off	$133	220	(39)
Net losses charged off as a percent of average loans and leases	0.63%	1.08	(42)
ALLL as a percent of portfolio loans and leases	2.08	2.59	(20)
Allowance for credit losses as a percent of portfolio loans and leases(c)	2.28	2.81	(19)
Nonperforming assets as a percent of portfolio loans, leases and other assets, including other real estate owned(d)	1.41	2.03	(31)

Average Balances
Loans and leases, including held for sale	$88,880	83,757	6
Total securities and other short-term investments	16,846	16,735	1
Total assets	121,117	116,325	4
Transaction deposits(e)	80,938	77,135	5
Core deposits(f)	84,920	81,686	4
Wholesale funding(g)	17,683	16,596	7
Bancorp shareholders’ equity	13,779	13,366	3

Regulatory Capital Ratios (%)
Tier I risk-based capital	10.83%	12.20	(11)
Total risk-based capital	14.35	16.07	(11)
Tier I leverage	10.03	11.31	(11)
Tier I common equity(b)	9.70	9.64	1

(a)	Amounts presented on an FTE basis. The FTE adjustment for the three months ended March 31, 2013 and 2012 was $5.
(b)	The tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of the MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2013, the Bancorp had $121.4 billion in assets, operated 18 affiliates with 1,320 full-service Banking Centers, including 104 Bank Mart® locations open seven days a week inside select grocery stores, and 2,426 ATMs in 12 states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has a 33% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $574 million as of March 31, 2013.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document as well as the 2012 Form 10-K. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, see the Glossary of Terms in this report for a list of abbreviations and acronyms included as a tool for the reader of this quarterly report on Form 10-Q. The abbreviations and acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2013, net interest income, on an FTE basis, and noninterest income provided 55% and 45% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries is immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived primarily from mortgage banking net revenue, service charges on deposits, corporate banking revenue, investment advisory revenue, card and processing revenue and other noninterest income. Noninterest expense is primarily driven by personnel costs, net occupancy expenses, and technology and communication costs.

CCAR Results

On March 14, 2013, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2013 CCAR. The FRB indicated to the Bancorp that it did not object to the following capital actions for the period beginning April 1, 2013 and ending March 31, 2014: the potential increase in its quarterly common stock dividend to $0.12 per share; the potential repurchase of up to $750 million in TruPS, subject to the determination of a regulatory capital event and replacement with the issuance of a similar amount of Tier II-qualifying subordinated debt; the potential conversion of the $398 million in outstanding Series G 8.5% convertible preferred stock into approximately 35.5 million common shares issued to the holders and the repurchase of the common shares issued in the conversion up to $550 million in market value, and the issuance of $550 million in preferred shares; the potential repurchase of common shares in an amount up to $984 million, including any shares issued in a Series G preferred stock conversion and the potential issuance of an additional $500 million in preferred stock. In addition, the Bancorp intends to make incremental repurchases of common shares in the amount of any after-tax gains from the sale of Vantiv, Inc. common stock. For more information on the 2013 CCAR results, refer to the Capital Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Accelerated Share Repurchase Transactions

On November 6, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 7,710,761 shares, or approximately $125 million, of its outstanding common stock on November 9, 2012. The Bancorp repurchased the shares of its common stock as part of its 100 million share repurchase program announced in August of 2012. As part of this transaction and all subsequent accelerated share repurchases, the Bancorp entered into a forward contract in which the final number of shares to be delivered at settlement of the accelerated share repurchase transaction will be based generally on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. The accelerated share repurchase was treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. At settlement of the forward contract on February 12, 2013, the Bancorp received an additional 657,914 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

Following the sale of a portion of the Bancorp’s shares of Class A Vantiv, Inc. common stock in 2012, the Bancorp entered into an accelerated share purchase transaction on December 14, 2012 with a counterparty pursuant to which the Bancorp purchased 6,267,410 shares, or approximately $100 million, of its outstanding common stock on December 19, 2012. The Bancorp repurchased the shares of its common stock as part of its previously announced 100 million share repurchase program. At settlement of the transaction on February 27, 2013, the Bancorp received an additional 127,760 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

On January 28, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 6,953,028 shares, or approximately $125 million, of its outstanding common stock on January 31, 2013. The Bancorp repurchased the shares of its common stock as part of its previously announced 100 million share repurchase program. This repurchase transaction concluded the $600 million of common share repurchases not objected to by the FRB in the 2012 CCAR process. At settlement of the forward contract on April 5, 2013, the Bancorp received an additional 849,037 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

On March 19, 2013, the Board of Directors authorized the Bancorp to repurchase up to 100 million common shares in the open market or in privately negotiated transactions, and to utilize any derivative or similar instrument to effect share repurchase transactions. This share repurchase authorization replaced the Board’s previous authorization from August of 2012.

Senior Notes Offering

On February 25, 2013, the Bancorp’s banking subsidiary updated and amended its existing global bank note program. The amended global bank note program increased the Bank’s capacity to issue its senior and subordinated unsecured bank notes from $20 billion to $25 billion. Additionally, on February 28, 2013, the Bank issued and sold, under its amended bank notes program, $1.3 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of: $600 million of 1.45% senior fixed rate notes, with a maturity of five years, due on February 28, 2018; $400 million of 0.90% senior fixed rate notes with a maturity of three years, due on February 26, 2016; and $300 million of senior floating rate notes. Interest on the floating rate notes is 3-month LIBOR plus 41 bps, with a maturity of three years, due on February 26, 2016. The bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the redemption date.

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

The Bancorp was impacted by a number of components of the Dodd-Frank Act which were implemented in 2012 and 2013. On October 9, 2012, the FRB published final stress testing rules that implement section 165(i)(1) and (i)(2) of the Dodd-Frank Act. The bank holding companies that participated in the 2009 SCAP and subsequent CCAR, which includes the Bancorp, are subject to the final stress testing rules. The rules require both supervisory and company-run stress tests, which provide forward-looking information to supervisors to help assess whether institutions have sufficient capital to absorb losses and support operations during adverse economic conditions.

The FRB launched the 2013 stress testing program and CCAR on November 9, 2012. The CCAR required bank holding companies to submit a capital plan in addition to their stress testing results. The mandatory elements of the capital plan were an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy. The stress testing results and capital plan were submitted by the Bancorp to the FRB on January 7, 2013. In March of 2013, the FRB disclosed its estimates of participating institutions results under the FRB supervisory stress scenario, including capital results, which assume all banks take certain consistently applied future capital actions. In addition, the FRB disclosed its estimates of participating institutions results under the FRB supervisory severe stress scenarios including capital results based on each company’s own base scenario capital actions. On March 14, 2013, the Bancorp announced the results of its capital plan and company run stress test submitted to the FRB as part of the 2013 CCAR.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The FRB’s review of the capital plan assessed the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan. Additionally, the FRB reviewed the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratios and above a Tier I common ratio of five percent on a pro forma basis under expected and stressful conditions throughout the planning horizon. The FRB assessed the Bancorp’s strategies for addressing proposed revisions to the regulatory capital framework agreed upon by the Basel Committee on Banking Supervision and requirements arising from the Dodd-Frank Act. For further discussion on the 2013 Stress Tests and CCAR, see the Capital Management section in MD&A.

In January of 2013, the CFPB issued several final regulations and changes to certain consumer protections under existing laws. These regulations are intended to strengthen consumer protections for high-cost mortgages, amend escrow requirements under the Truth in Lending Act, require mortgage lenders to consider the consumers’ ability to repay home loans before extending them credit, implement mortgage servicing rules, amend the Equal Credit Opportunity Act regarding appraisals and other written valuations for first lien residential mortgage loans and revises the Truth in Lending Act to strengthen loan originator qualification requirements and regulate industry compensation practices. These regulations take effect in 2014 except for the escrow requirements and certain provisions of the compensation rules under the Truth in Lending Act which take effect on June 1, 2013. The Bancorp is currently assessing the impact these new regulations will have on its Condensed Consolidated Financial Statements.

Fifth Third offers qualified deposit customers a deposit advance product if they choose to avail themselves of this service to meet short term, small-dollar financial needs. In April of 2013, the CFPB issued a “White Paper” which studied financial services industry offerings and customer use of deposit advance products as well as payday loans. At the same time, the OCC and FDIC each issued proposed supervisory guidance for public comment to institutions they supervise which supplements existing OCC and FDIC guidance, detailing the principles they expect financial institutions to follow in connection with deposit advance products and supervisory expectations for the use of deposit advance products. The Federal Reserve also issued a statement in April to state member banks like Fifth Third for whom the Federal Reserve is the primary regulator. This statement encouraged state member banks to respond to customers’ small-dollar credit needs in a responsible manner; emphasized that they should take into consideration the risks associated with deposit advance products, including potential consumer harm and potential elevated compliance risk; and reminded them that these product offerings must comply with applicable laws and regulations. Fifth Third’s deposit advance product was designed to fully comply with all applicable federal and state laws. Use of this product is subject to strict eligibility requirements and advance restriction guidelines to limit dependency on this product as a borrowing source. Fifth Third believes this product provides customers with a relatively low-cost alternative for such needs. Fifth Third is currently evaluating the Federal Reserve’s statement, the proposed guidance by other regulators, and the CFPB’s White Paper, to determine whether any changes need to be made to this offering and alternative methods, products and services to ensure that we are able to continue to meet our customers’ needs. As a result, we cannot at this time estimate the negative financial impact of any changes that may be required as a result of these or future developments. These advance balances are included in other consumer loans and leases on the Bancorp’s Condensed Consolidated Balance Sheets with revenue reported in interest and fees on loans and leases in the Bancorp’s Condensed Consolidated Statements of Income and in Table 3 in the Statements of Income Analysis section of MD&A.

In December of 2010 and revised in June of 2011, the Basel Committee on Banking Supervision issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. The Bancorp continues to evaluate these proposals and their potential impact. The banking agencies have not implemented final rules for the new regulatory framework to date. For more information on the impact of the proposed regulatory capital enhancements, refer to the Capital Management section of MD&A.

In October of 2011, the banking agencies issued an NPR that would implement the provisions of the Volcker Rule. These provisions prohibit banks and bank holding companies from engaging in certain types of proprietary trading. The scope of the proprietary trading prohibition, and its impact on Fifth Third, will depend on the definitions in the final rule, particularly those definitions related to statutory exemptions for risk-mitigating hedging activities, market-making and customer-related activities. The Volcker Rule and the rulemakings promulgated thereunder are also expected to restrict banks and their affiliated entities from investing in or sponsoring certain private equity and hedge funds. Fifth Third does not sponsor any private equity or hedge funds that, under the proposed rule, it is prohibited from sponsoring. As of March 31, 2013, the Bancorp had approximately $164 million in interests and approximately $105 million binding commitments to invest in private equity funds likely to be affected by the Volcker Rule. It is expected that over time the Bancorp may need to eliminate these investments although it is likely that these amounts will be reduced over time in the ordinary course before compliance is required.

In November 2010, the FDIC implemented a final rule amending its deposit insurance regulations to implement section 343 of the Dodd-Frank Act providing for unlimited deposit insurance for noninterest-bearing transaction accounts for two years starting December 31, 2010. The FDIC did not charge a separate assessment for the insurance unlike the previous Transaction Account Guarantee Program. Beginning January 1, 2013, noninterest-bearing transaction accounts are no longer insured separately from depositors’ other accounts at the same insured depository institution.

Earnings Summary

The Bancorp’s net income available to common shareholders for the first quarter of 2013 was $413 million, or $0.46 per diluted share, which was net of $9 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the first quarter of 2012

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

was $421 million, or $0.45 per diluted share, which was net of $9 million in preferred stock dividends. Pre-provision net revenue was $653 million for the three months ended March 31, 2013 compared to $694 million in the same period in 2012. Pre-provision net revenue is a non-GAAP measure. For further information, see the Non-GAAP Financial Measures section in MD&A.

Net interest income was $893 million for the quarter ended March 31, 2013 compared to $903 million in the first quarter of 2012. Net interest income was negatively impacted by a 34 bps decrease in yields on the Bancorp’s interest-earning assets, partially offset by an increase in average loans and leases of $5.1 billion due primarily to increases in average commercial and industrial loans and average residential mortgage loans. In addition, a reduction in higher cost average long-term debt coupled with a 20 bps decrease in the rates paid on average interest-bearing liabilities resulted in a decrease in interest expense for the three months ended March 31, 2013 compared to the same period in 2012. Net interest margin was 3.42% and 3.61% for the three months ended March 31, 2013 and 2012, respectively.

Noninterest income decreased $26 million, or three percent, in the first quarter of 2013 compared to the same period in the prior year. The decrease from the first quarter of 2012 was primarily due to a decrease in other noninterest income partially offset by increases in mortgage banking net revenue, net securities gains and card and processing revenue. Other noninterest income decreased $66 million, or 37%, primarily due to the $115 million gain from the Vantiv, Inc. IPO in the first quarter of 2012. This impact was partially offset by a $41 million increase in equity method income recorded from the Bancorp’s ownership interest in Vantiv Holding, LLC. Mortgage banking net revenue increased $16 million, or seven percent, primarily due to an increase in positive net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge the MSR portfolio partially offset by an increase in servicing rights amortization expense and a decrease in origination fees and gains on loan sales. Net securities gains were $17 million in the first quarter of 2013, an increase of $8 million, or 92%, compared to the same period in 2012. Card and processing revenue increased $6 million, or 11%, primarily as the result of higher transaction volumes, higher levels of consumer spending and new products.

Noninterest expense increased $5 million in the first quarter of 2013 compared to the same period in 2012.

Credit Summary

The Bancorp does not originate subprime mortgage loans and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. During 2012 and the first quarter of 2013, the Bancorp has continued to be negatively affected by high unemployment rates, weakened housing markets, particularly in Michigan and Florida, and a challenging credit environment. Credit trends have improved and, as a result, the provision for loan and lease losses decreased to $62 million for the three months ended March 31, 2013 compared to $91 million for the same period in 2012. In addition, net charge-offs as a percent of average portfolio loans and leases decreased to 0.63% during the first quarter of 2013 compared to 1.08% during the first quarter of 2012. At March 31, 2013, nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 1.41%, compared to 1.49% at December 31, 2012. For further discussion on credit quality, see the Credit Risk Management section in MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System. As of March 31, 2013, the Tier I risk-based capital ratio was 10.83%, the Tier I leverage ratio was 10.03% and the total risk-based capital ratio was 14.35%.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles non-GAAP financial measures to U.S. GAAP as of or for the three months ended:

TABLE 2: Non-GAAP Financial Measures

($ in millions)	March 31, 2013	March 31, 2012
Income before income taxes (U.S. GAAP)	$591	603
Add: Provision expense (U.S. GAAP)	62	91

Pre-provision net revenue	653	694
Net income available to common shareholders (U.S. GAAP)	$413	421
Add: Intangible amortization, net of tax	1	3

Tangible net income available to common shareholders	414	424

	March 31, 2013	December 31, 2012
Total Bancorp shareholders’ equity (U.S. GAAP)	$13,882	13,716
Less: Preferred stock	(398)	(398)
Goodwill	(2,416)	(2,416)
Intangible assets	(25)	(27)

Tangible common equity, including unrealized gains / losses	11,043	10,875
Less: Accumulated other comprehensive income	(333)	(375)

Tangible common equity, excluding unrealized gains / losses (1)	10,710	10,500
Add: Preferred stock	398	398

Tangible equity (2)	$11,108	10,898

Total assets (U.S. GAAP)	$121,382	121,894
Less: Goodwill	(2,416)	(2,416)
Intangible assets	(25)	(27)
Accumulated other comprehensive income, before tax	(512)	(577)

Tangible assets, excluding unrealized gains / losses (3)	$118,429	118,874

Total Bancorp shareholders’ equity (U.S. GAAP)	$13,882	13,716
Less: Goodwill and certain other intangibles	(2,504)	(2,499)
Accumulated other comprehensive income	(333)	(375)
Add: Qualifying TruPS	810	810
Other	23	33

Tier I risk-based capital	11,878	11,685
Less: Preferred stock	(398)	(398)
Qualifying TruPS	(810)	(810)
Qualified noncontrolling interests in consolidated subsidiaries	(38)	(48)

Tier I common equity (4)	$10,632	10,429

Risk-weighted assets (5) (a)	$109,626	109,699
Ratios:
Tangible equity (2) / (3)	9.36%	9.17
Tangible common equity (1) / (3)	9.03%	8.83
Tier I common equity (4) / (5)	9.70%	9.51

Basel III—Estimated Tier I common equity ratio
Tier I common equity (Basel I)	$10,632	10,429
Add: Adjustment related to AOCI for available-for-sale securities	397	429

Estimated Tier I common equity under Basel III rules(b)	11,029	10,858
Estimated risk-weighted assets under Basel III rules(c)	123,696	123,725

Estimated Tier I common equity ratio under Basel III rules	8.91%	8.78

(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in the Bancorp’s total risk-weighted assets.
(b)	Tier I common equity under Basel III includes the unrealized gains and losses for available-for-sale securities.
(c)	Key differences under Basel III in the calculation of risk-weighted assets compared to Basel I include: (1) risk weighting for commitments under 1 year; (2) higher risk weighting for exposures to residential mortgage, home equity, past due loans, foreign banks and certain commercial real estate; (3) higher risk weighting for mortgage servicing rights and deferred tax assets that are under certain thresholds as a percent of Tier I capital; (4) incremental capital requirements for stress VaR; and (5) derivatives are differentiated between exchange clearing and over-the-counter and the 50% risk-weight cap is removed. The estimated Basel III risk-weighted assets are based upon the Bancorp’s interpretations of the three draft Federal Register notices proposing enhancements to the regulatory capital requirements that were published in June of 2012. These amounts are preliminary and subject to change depending on the adoption of final Basel III capital rules by the Regulatory Agencies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. These accounting policies are discussed in detail in Management’s Discussion and Analysis – Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012. No material changes were made to the valuation techniques or models during the three months ended March 31, 2013.

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

Table 3 presents the components of net interest income, net interest margin and net interest rate spread for the three months ended March 31, 2013 and 2012, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income was $893 million for the first quarter of 2013, a decrease of $10 million compared to the first quarter of 2012. Included within net interest income are amounts related to the accretion of discounts on acquired loans and deposits, primarily as a result of acquisitions in previous years, which increased net interest income by $5 million during the three months ended March 31, 2013, compared to $8 million during the three months ended March 31, 2012. The original purchase accounting discounts reflected the high discount rates in the market at the time of the acquisitions; the total loan discounts are being accreted into net interest income over the remaining period to maturity of the loans acquired. Based upon the remaining period to maturity, and excluding the impact of potential prepayments, the Bancorp anticipates recognizing approximately $6 million in additional net interest income during the remainder of 2013 as a result of the amortization and accretion of premiums and discounts on acquired loans and deposits.

For the three months ended March 31, 2013, net interest income was negatively impacted by a 34 bps decline in yields on the Bancorp’s interest-earning assets compared to the first quarter of 2012. The decrease in yields on interest-earning assets was partially offset by an increase in average loans and leases of $5.1 billion, as well as a decrease in interest expense compared to the same period in 2012. The decrease in interest expense was primarily the result of a $2.3 billion decrease in average long-term debt coupled with a 47 bps decrease in the rate paid on average long-term debt. The net interest rate spread decreased to 3.25% in the first quarter of 2013 from 3.39% in the same period in 2012, as the benefit of the decrease in rates on interest-bearing liabilities was more than offset by a 34 bps decrease in yield on average interest-earnings assets.

Net interest margin was 3.42% for the three months ended March 31, 2013 compared to 3.61% for the three months ended March 31, 2012. Net interest margin was impacted by the amortization and accretion of premiums and discounts on acquired loans and deposits that resulted in an increase in net interest margin of 2 bps during the three months ended March 31, 2013, compared to a 3 bps increase during the three months ended March 31, 2012. Exclusive of these amounts, net interest margin decreased 18 bps for the three months ended March 31, 2013 compared to the same period in the prior year. The decrease from the same period in 2012 was driven primarily by the previously mentioned decline in the yield on average interest-earning assets, partially offset by an increase in average loans and leases and a reduction in higher cost long-term debt.

Interest income from loans and leases decreased $17 million, or two percent, compared to the first quarter of 2012. The decrease from the three months ended March 31, 2012 was primarily the result of a decrease of 30 bps in average loans and leases yields partially offset by an increase of six percent in average loans and leases. The increase in average loans and leases for the three months ended March 31, 2013 was driven primarily by an increase of 16% in average commercial and industrial loans and an increase of 15% in average residential mortgage loans. For more information on the Bancorp’s loan and lease portfolio, see the Loans and Leases section of the Balance Sheet Analysis section of MD&A. In addition, interest income from investment securities and other short-term investments decreased $28 million, or 20%, compared to the three months ended March 31, 2012, primarily as the result of a 70 bps decrease in the average yield on taxable securities.

Average core deposits increased $3.2 billion, or four percent, compared to the first quarter of 2012. The increase was primarily due to an increase in average money market deposits, average demand deposits and average interest checking deposits partially offset by decreases in average savings deposits and average foreign office deposits. The cost of average core deposits decreased to 19 bps for the three months ended March 31, 2013 from 22 bps for the three months ended March 31, 2012. This decrease was primarily the result of an 8 bps decrease in the rate paid on average savings deposits compared to the three months ended March 31, 2012.

For the three months ended March 31, 2013, interest expense on average wholesale funding decreased $29 million, or 30%, compared to the three months ended March 31, 2012, primarily as a result of a $2.3 billion decrease in average long-term debt coupled with a 47 bps decrease in the rate paid on average long-term debt. The reduction in higher cost long-term debt was primarily the result of the redemption of outstanding TruPS and FHLB debt in 2012. In the third quarter of 2012, the Bancorp redeemed $1.4 billion of outstanding TruPS which had a 7.25% distribution rate. Additionally, in the fourth quarter of 2012, the Bancorp terminated $1.0 billion of FHLB debt with a fixed rate of 4.56%. Refer to the Borrowings section of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three months ended March 31, 2013, average wholesale funding represented 24% of average interest-bearing liabilities compared to 23% during the three months ended March 31, 2012. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the three months ended	March 31, 2013			March 31, 2012			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$36,423	$350	3.90%	$31,421	$328	4.20%	$47	(25)	22
Commercial mortgage	8,978	80	3.63	10,077	99	3.95	(11)	(8)	(19)
Commercial construction	700	6	3.21	1,008	8	3.04	(2)	—	(2)
Commercial leases	3,557	30	3.38	3,543	33	3.79	1	(4)	(3)

Subtotal – commercial	49,658	466	3.80	46,049	468	4.09	35	(37)	(2)
Residential mortgage loans	14,866	146	3.98	12,928	134	4.17	18	(6)	12
Home equity	9,872	91	3.74	10,606	101	3.85	(7)	(3)	(10)
Automobile loans	12,096	98	3.29	11,882	118	3.99	1	(21)	(20)
Credit card	2,069	49	9.67	1,926	45	9.43	3	1	4
Other consumer loans/leases	319	36	46.77	366	37	40.13	(7)	6	(1)

Subtotal – consumer	39,222	420	4.35	37,708	435	4.64	8	(23)	(15)

Total loans and leases	88,880	886	4.04	83,757	903	4.34	43	(60)	(17)
Securities:
Taxable	15,224	112	2.98	15,313	140	3.68	(2)	(26)	(28)
Exempt from income taxes(b)	51	1	5.44	59	1	5.60	—	—	—
Other short-term investments	1,571	1	0.26	1,363	1	0.26	—	—	—

Total interest-earning assets	105,726	1,000	3.84	100,492	1,045	4.18	41	(86)	(45)
Cash and due from banks	2,225			2,345
Other assets	15,016			15,734
Allowance for loan and lease losses	(1,850)			(2,246)

Total assets	$121,117			$116,325

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$23,763	$13	0.23%	$22,308	$12	0.22%	$—	1	1
Savings	19,576	6	0.13	21,944	11	0.21	(1)	(4)	(5)
Money market	7,932	5	0.24	4,543	3	0.22	2	—	2
Foreign office deposits	1,102	1	0.26	2,277	2	0.26	(1)	—	(1)
Other time deposits	3,982	15	1.50	4,551	18	1.62	(2)	(1)	(3)
Certificates - $100,000 and over	4,017	11	1.09	3,178	12	1.55	3	(4)	(1)
Other deposits	40	—	0.13	19	—	0.08	—	—	—
Federal funds purchased	691	—	0.14	370	—	0.10	—	—	—
Other short-term borrowings	5,429	2	0.18	3,261	1	0.12	—	1	1
Long-term debt	7,506	54	2.94	9,768	83	3.41	(19)	(10)	(29)

Total interest - bearing liabilities	74,038	107	0.59	72,219	142	0.79	(18)	(17)	(35)
Demand deposits	28,565			26,063
Other liabilities	4,687			4,627

Total liabilities	107,290			102,909
Total equity	13,827			13,416

Total liabilities and equity	$121,117			$116,325

Net interest income		$893			$903		$59	(69)	(10)
Net interest margin			3.42%			3.61%
Net interest rate spread			3.25			3.39
Interest-bearing liabilities to interest-earning assets			70.03			71.86

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $5 for the three months ended March 31, 2013 and 2012.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses within the loan and lease portfolio that is based on factors previously discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012. The provision is recorded to bring the ALLL to a level deemed appropriate by the Bancorp to cover losses inherent in the portfolio. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans actually removed from the Condensed Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for loan and lease losses was $62 million for the three months ended March 31, 2013 compared to $91 million during the same period in 2012. The decrease in provision expense compared to the same period in the prior year was due to decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases, and improvement in underlying loss trends. The

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

ALLL declined $71 million from $1.9 billion at December 31, 2012 to $1.8 billion at March 31, 2013. As of March 31, 2013, the ALLL as a percent of portfolio loans and leases decreased to 2.08%, compared to 2.16% at December 31, 2012.

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

Noninterest Income

Noninterest income decreased $26 million, or three percent, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

The components of noninterest income are as follows:

TABLE 4: Noninterest Income

	For the three months ended March 31,
($ in millions)	2013	2012	% Change
Mortgage banking net revenue	$220	204	7
Service charges on deposits	131	129	1
Investment advisory revenue	100	96	4
Corporate banking revenue	99	97	2
Card and processing revenue	65	59	11
Other noninterest income	109	175	(37)
Securities gains, net	17	9	92
Securities gains, net - non-qualifying hedges on mortgage servicing rights	2	—	NM

Total noninterest income	$743	769	(3)

Mortgage banking net revenue

Mortgage banking net revenue increased $16 million, or seven percent, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

The components of mortgage banking net revenue are as follows:

TABLE 5: Components of Mortgage Banking Net Revenue

	For the three months ended March 31,
($ in millions)	2013	2012
Origination fees and gains on loan sales	$169	174
Net servicing revenue:
Gross servicing fees	61	61
Servicing rights amortization	(53)	(46)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	43	15

Net servicing revenue	51	30

Mortgage banking net revenue	$220	204

Origination fees and gains on loan sales decreased $5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, as a 15% increase in residential mortgage loan originations was more than offset by a decrease in profit margins on sold residential mortgage loans. Residential mortgage loan originations increased to $7.4 billion during the first quarter of 2013 compared to $6.4 billion during the first quarter of 2012. The increase in originations is primarily due to strong refinancing activity, as mortgage rates remain near historical lows.

Net servicing revenue is comprised of gross servicing fees and related servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net servicing revenue increased $21 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, driven primarily by an increase of $28 million in net valuation adjustments. The increase in net valuation adjustments was partially offset by a $7 million increase in servicing rights amortization for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to an increase in MSR volumes.

The net valuation adjustment of $43 million during the first quarter of 2013 included a $49 million recovery on temporary impairment on the MSRs partially offset by $6 million in losses from derivatives economically hedging the MSRs. The net valuation adjustment of $15 million during the first quarter of 2012 included an $11 million recovery on temporary impairment on the MSR portfolio and $4 million in gains from derivatives economically hedging the MSRs. Mortgage rates increased during the three months ended March 31, 2013. This caused

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

modeled prepayments speeds to slow, which led to the recovery on temporary impairment on servicing rights during the quarter ended March 31, 2013. Gross servicing fees were flat in the first quarter of 2013 compared to the first quarter of 2012. The Bancorp’s total residential loans serviced as of March 31, 2013 and 2012 were $79.5 billion and $72.9 billion, respectively, with $64.8 billion and $60.4 billion, respectively, of residential mortgage loans serviced for others.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Unrealized gains of $2 million related to these securities for the three months ended March 31, 2013 were recorded in securities gains, net, non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income. There were no sales of securities related to the Bancorp’s non-qualifying hedging strategy during the first quarter of 2012.

Service charges on deposits

Service charges on deposits increased $2 million for the three months ended March 31, 2013 compared to the same period in the prior year. The increase for the three months ended March 31, 2013 was primarily driven by commercial deposit revenue which increased $4 million due to pricing changes implemented during 2012. The increase in commercial deposit revenue was partially offset by a $3 million decrease in consumer deposit revenue due to the elimination of daily overdraft fees on continuing consumer overdraft positions which took effect late in the second quarter of 2012, partially offset by an increase in consumer checking fees due to new deposit product offerings.

Investment advisory revenue

Investment advisory revenue increased $4 million for the three months ended March 31, 2013 compared to the same period in 2012, primarily driven by a $5 million increase in securities and brokerage fees due to an increase in equity market values and a $3 million increase in private client service fees partially offset by a $5 million decline in mutual fund fees due to the sale of certain FTAM advisory contracts in the third quarter of 2012. The Bancorp had approximately $318.0 billion and $295.8 billion in total assets under care as of March 31, 2013 and 2012, respectively, and managed $26.8 billion and $25.6 billion in assets, respectively, for individuals, corporations and not-for-profit organizations for the same comparative periods.

Corporate banking revenue

Corporate banking revenue increased $2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase compared to the three months ended March 31, 2012 was primarily due to a $4 million increase in institutional sales revenue partially offset by a $2 million decrease in syndication fees.

Card and processing revenue

Card and processing revenue increased $6 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was the result of higher transaction volumes, higher levels of consumer spending and new products.

Other noninterest income

The major components of other noninterest income are as follows:

TABLE 6: Components of Other Noninterest Income

	For the three months ended March 31,
($ in millions)	2013	2012
Equity method earnings (losses) from interest in Vantiv Holding, LLC	$17	(24)
Operating lease income	16	14
Cardholder fees	11	11
BOLI income	10	9
Banking center income	9	7
Insurance income	8	7
Consumer loan and lease fees	6	7
Gain on loan sales	2	5
Gain on Vantiv, Inc. IPO	—	115
Loss on sale of OREO	(10)	(17)
Loss on swap associated with the sale of Visa, Inc. class B shares	(7)	(19)
Other, net	47	60

Total other noninterest income	$109	175

Other noninterest income decreased $66 million, or 37%, in the first quarter of 2013 compared to the first quarter of 2012. The decrease was primarily due to the $115 million gain from the Vantiv, Inc. IPO in the first quarter of 2012. In addition, the “other, net” caption above

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

included a $34 million gain on valuation adjustments in the first quarter of 2013 on the warrants issued as part of the Bancorp’s sale of its processing business compared with a gain of $46 million on the warrants and put options in the first quarter of 2012. These impacts were partially offset by a $41 million increase in equity method income recorded from the Bancorp’s ownership interest in Vantiv Holding, LLC. The $24 million of equity method losses in the first quarter of 2012 was comprised of $34 million in debt termination charges incurred in connection with the refinancing of Vantiv Holding, LLC debt held by the Bancorp partially offset by $10 million in first quarter equity method earnings. Loss on sale of OREO decreased $7 million for the three months ended March 31, 2013 compared to the same period in 2012. In addition, the “other, net” caption above included a $7 million gain on the sale of certain FTAM funds in the first quarter of 2013. Finally, other noninterest income included a $12 million decrease in the loss related to the Visa total return swap which had a negative valuation adjustment of $7 million for the three months ended March 31, 2013 compared with a negative valuation adjustment of $19 million for the comparable prior year period. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B shares and the valuation of warrants associated with the sale of the processing business, see Note 19 of the Notes to Condensed Consolidated Financial Statements.

Noninterest Expense

Total noninterest expense increased $5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

The major components of noninterest expense are as follows:

TABLE 7: Noninterest Expense

	For the three months ended March 31,
($ in millions)	2013	2012	% Change
Salaries, wages and incentives	$399	399	—
Employee benefits	114	112	2
Net occupancy expense	79	77	2
Technology and communications	49	47	6
Card and processing expense	31	30	5
Equipment expense	28	27	3
Other noninterest expense	278	281	(2)

Total noninterest expense	$978	973	—

Efficiency ratio	59.8%	58.3%

Total personnel costs (salaries, wages and incentives plus employee benefits) were relatively flat for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Full time equivalent employees totaled 20,744 at March 31, 2013 compared to 21,206 at March 31, 2012.

TABLE 8: Components of Other Noninterest Expense

	For the three months ended March 31,
($ in millions)	2013	2012
Loan and lease	$40	45
Losses and adjustments	38	40
FDIC insurance and other taxes	34	18
Marketing	26	23
Affordable housing investments impairment	20	27
Professional service fees	14	11
Travel	13	13
Postal and courier	13	13
Operating lease	12	10
Recruitment and education	6	7
Insurance	5	5
OREO expense	4	5
Intangible asset amortization	2	4
Provision (benefit) for unfunded commitments and letters of credit	(11)	(2)
Other, net	62	62

Total other noninterest expense	$278	281

Total other noninterest expense decreased $3 million, or two percent, for the three months ended March 31, 2013 compared to the same period in 2012. The provision for unfunded commitments and letters of credit was a benefit of $11 million for the three months ended March 31, 2013 compared to a benefit of $2 million for the three months ended March 31, 2012. The increase in the benefit recorded reflects a decrease in estimated loss rates related to unfunded commitments and letters of credit due to improved credit trends partially offset by an increase in unfunded commitments for which the Bancorp holds reserves. In addition, impairment on affordable housing investments decreased by $7 million for the three months ended March 31, 2013 compared to the same period in 2012 due to a $9 million benefit from the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

sale of affordable housing investments in the first quarter of 2013. Loan and lease expense decreased $5 million in the first quarter of 2013 compared to the same period in the prior year due to lower credit-related costs. These impacts were partially offset by FDIC insurance and other taxes which increased $16 million for the three months ended March 31, 2013 compared to the same period in the prior year. The increase in FDIC expense and other taxes was due primarily to $23 million in expense reduction in the first quarter of 2012 from an agreement reached on certain outstanding disputes for non-income tax related assessments.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 59.8% for the three months ended March 31, 2013 compared to 58.3% for the three months ended March 31, 2012.

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 9: Applicable Income Taxes

	For the three months ended March 31,
($ in millions)	2013	2012
Income before income taxes	$591	603
Applicable income tax expense	179	173
Effective tax rate	30.4%	28.6

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

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised, the Bancorp is required to write-off the deferred tax asset previously established for these stock-based awards. The stock-based awards granted to employees in March 2003 had an exercise period that expired in March 2013. As these stock-based awards were not exercised on or before their expiration date, the Bancorp was required to write-off the deferred tax asset established for these awards during the first quarter, which resulted in an additional $12 million of income tax expense during the three months ended March 31, 2013. The Bancorp recognized a similar non-cash charge during 2012; however, the non-cash charge was recognized during the second quarter of 2012. Based on the Bancorp’s stock price at March 31, 2013, the Bancorp anticipates that it will be required to recognize additional income tax expense related to stock-based compensation in future years. The Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future. The Bancorp does not expect to record significant additional income tax expense for stock-based compensation in the next twelve months.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its loans and leases based upon the primary purpose of the loan. Table 10 summarizes end of period loans and leases, including loans held for sale and Table 11 summarizes average total loans and leases, including loans held for sale.

TABLE 10: Components of Total Loans and Leases (includes held for sale)

	March 31, 2013		December 31, 2012
($ in millions)	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$36,782	42	36,077	42
Commercial mortgage loans	8,777	10	9,116	10
Commercial construction loans	699	1	707	1
Commercial leases	3,568	4	3,549	4

Subtotal – commercial	49,826	57	49,449	57

Consumer:
Residential mortgage loans	14,713	17	14,873	17
Home equity	9,727	11	10,018	11
Automobile loans	11,741	13	11,972	13
Credit card	2,043	2	2,097	2
Other consumer loans and leases	317	—	312	—

Subtotal – consumer	38,541	43	39,272	43

Total loans and leases	$88,367	100	88,721	100

Total portfolio loans and leases (excludes loans held for sale)	$85,676		85,782

Loans and leases, including loans held for sale, decreased $354 million from December 31, 2012. The decrease from December 31, 2012 was due to a decrease of $731 million, or two percent, in consumer loans and leases partially offset by an increase of $377 million, or one percent, in commercial loans and leases.

Commercial loans and leases increased from December 31, 2012 primarily due to an increase in commercial and industrial loans partially offset by a decrease in commercial mortgage loans. Commercial and industrial loans increased $705 million, or two percent, from December 31, 2012 as a result of an increase in new loan origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Commercial mortgage loans decreased $339 million, or four percent, from December 31, 2012 due to continued runoff as the level of new originations was less than the repayments of the existing portfolio.

Consumer loans and leases decreased from December 31, 2012 primarily due to a decrease in home equity, automobile loans, and residential mortgage loans. Home equity decreased $291 million, or three percent, from December 31, 2012 as payoffs exceeded new loan production. Automobile loans decreased $231 million, or two percent, due to the securitization and sale of certain automobile loans with a carrying amount of approximately $509 million partially offset by an increase in originations. Residential mortgage loans decreased $160 million, or one percent, due to sales of residential mortgage loans exceeding new loan originations.

TABLE 11: Components of Average Total Loans and Leases (includes held for sale)

	March 31, 2013		March 31, 2012
For the three months ended ($ in millions)	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$36,423	41	31,421	38
Commercial mortgage loans	8,978	10	10,077	12
Commercial construction loans	700	1	1,008	1
Commercial leases	3,557	4	3,543	4

Subtotal – commercial	49,658	56	46,049	55

Consumer:
Residential mortgage loans	14,866	17	12,928	16
Home equity	9,872	11	10,606	13
Automobile loans	12,096	14	11,882	14
Credit card	2,069	2	1,926	2
Other consumer loans and leases	319	—	366	—

Subtotal – consumer	39,222	44	37,708	45

Total average loans and leases	$88,880	100	83,757	100

Total average portfolio loans and leases (excludes loans held for sale)	$85,903		81,500

Average loans and leases, including held for sale, increased $5.1 billion, or six percent, from March 31, 2012. The increase from March 31, 2012 was due to an increase of $3.6 billion, or eight percent, in average commercial loans and leases and an increase of $1.5 billion, or four percent, in average consumer loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans and leases increased from March 31, 2012 primarily due to an increase in average commercial and industrial loans partially offset by a decrease in average commercial mortgage and average commercial construction loans. Average commercial and industrial loans increased $5.0 billion, or 16%, from March 31, 2012 due to an increase in new loan origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage loans decreased $1.1 billion, or 11%, from March 31, 2012 and average commercial construction loans decreased $308 million, or 31%, from March 31, 2012 due to continued runoff as the level of new originations was less than the repayments on the current portfolio.

Average consumer loans and leases increased from March 31, 2012 due to an increase in average residential mortgage loans and average automobile loans partially offset by a decrease in average home equity. Average residential mortgage loans increased $1.9 billion, or 15%, from March 31, 2012 due to an increase in originations due to a low interest rate environment. Average automobile loans increased $214 million, or two percent, from March 31, 2012 due to new loan originations exceeding pay downs. Average home equity decreased $734 million, or seven percent, from March 31, 2012 as payoffs exceeded new loan production.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. Total investment securities were $15.8 billion and $15.7 billion at March 31, 2013 and December 31, 2012, respectively.

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

At March 31, 2013, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio. Additionally, securities classified as below investment grade had a carrying value of $26 million as of March 31, 2013, compared to $31 million as of December 31, 2012. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. During the three months ended March 31, 2013 and 2012, the Bancorp did not recognize OTTI on any of its available-for-sale debt or equity securities or its held-to-maturity debt securities. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further information on OTTI.

TABLE 12: Components of Investment Securities

($ in millions)	March 31, 2013	December 31, 2012
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and government agencies	$41	41
U.S. Government sponsored agencies	1,729	1,730
Obligations of states and political subdivisions	202	203
Agency mortgage-backed securities	8,534	8,403
Other bonds, notes and debentures(a)	3,087	3,161
Other securities(b)	1,059	1,033

Total available-for-sale and other securities	$14,652	14,571

Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$282	282
Other bonds, notes and debentures	1	2

Total held-to-maturity	$283	284

Trading: (fair value)
U.S. Treasury and government agencies	$—	1
U.S. Government sponsored agencies	11	6
Obligations of states and political subdivisions	25	17
Agency mortgage-backed securities	4	7
Other bonds, notes and debentures	9	15
Other securities	169	161

Total trading	$218	207

(a)	Other bonds, notes, and debentures consist of non-agency mortgage-backed securities, certain other asset-backed securities (primarily automobile and commercial loan-backed securities) and corporate bond securities.
(b)	Other securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

Available-for-sale securities on an amortized cost basis increased $81 million, or one percent, from December 31, 2012 primarily due to an increase in agency mortgage-backed securities partially offset by a decrease in other bonds, notes, and debentures. Agency mortgage-backed securities increased $131 million, or two percent, from December 31, 2012 due to $2.9 billion in purchases of agency mortgage-backed securities partially offset by $1.9 billion in sales and $785 million in paydowns on the portfolio. Other bonds, notes, and debentures decreased $74 million, or two percent, due to the sale of $261 million of asset-backed securities and corporate bonds partially offset by the purchase of asset backed securities and collateralized loan obligations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Available-for-sale securities on an amortized cost basis were 14% of total interest-earning assets at March 31, 2013 and December 31, 2012. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 4.1 years at March 31, 2013, compared to 3.8 years at December 31, 2012. In addition, at March 31, 2013, the available-for-sale securities portfolio had a weighted-average yield of 3.34%, compared to 3.30% at December 31, 2012.

Information presented in Table 13 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale securities portfolio were $611 million at March 31, 2013, compared to $636 million at December 31, 2012. The decrease from December 31, 2012 was due to an increase in interest rates on agency mortgage-backed securities. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase or when credit spreads widen.

TABLE 13: Characteristics of Available-for-Sale and Other Securities

As of March 31, 2013 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and government agencies:
Average life of one year or less	$40	40	0.2	0.13%
Average life 5 – 10 years	1	1	5.9	1.48

Total	41	41	0.3	0.16
U.S. Government sponsored agencies:
Average life of one year or less	204	205	0.3	2.50
Average life 1 – 5 years	1,525	1,694	3.8	3.64

Total	1,729	1,899	3.4	3.50
Obligations of states and political subdivisions:(a)
Average life of one year or less	8	8	0.6	0.12
Average life 1 – 5 years	124	128	3.4	2.29
Average life 5 – 10 years	59	64	7.2	4.80
Average life greater than 10 years	11	12	11.6	5.00

Total	202	212	4.9	3.10
Agency mortgage-backed securities:
Average life of one year or less	550	563	0.6	4.62
Average life 1 – 5 years	6,190	6,416	3.6	3.60
Average life 5 – 10 years	1,700	1,762	6.6	3.57
Average life greater than 10 years	94	103	10.7	3.74

Total	8,534	8,844	4.1	3.66
Other bonds, notes and debentures:
Average life of one year or less	299	308	0.1	1.94
Average life 1 – 5 years	1,965	2,042	3.4	2.56
Average life 5 – 10 years	605	625	6.5	2.33
Average life greater than 10 years	218	226	14.0	2.21

Total	3,087	3,201	4.5	2.43
Other securities	1,059	1,066

Total available-for-sale and other securities	$14,652	15,263	4.1	3.34%

(a)	Taxable-equivalent yield adjustments included in the above table are 0.03%, 0.01%, 0.82%, 1.72% and 0.34% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 71% of the Bancorp’s asset funding base at March 31, 2013 and December 31, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 14: Deposits

	March 31, 2013		December 31, 2012
		% of		% of
($ in millions)	Balance	Total	Balance	Total
Demand	$30,027	33	30,023	34
Interest checking	23,175	25	24,477	27
Savings	19,339	21	19,879	22
Money market	8,613	10	6,875	8
Foreign office	1,089	1	885	1

Transaction deposits	82,243	90	82,139	92
Other time	3,909	4	4,015	4

Core deposits	86,152	94	86,154	96
Certificates-$100,000 and over	5,472	6	3,284	4
Other	—	—	79	—

Total deposits	$91,624	100	89,517	100

Core deposits decreased $2 million from December 31, 2012 driven by a decrease of $106 million, or three percent, in other time deposits partially offset by an increase of $104 million in transaction deposits. The decrease in other time deposits from December 31, 2012 was primarily the result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts. Total transaction deposits increased from December 31, 2012 due to an increase in money market deposits and foreign office deposits partially offset by a decrease in interest checking deposits and saving deposits. Money market deposits increased $1.7 billion, or 25%, from December 31, 2012 partially driven by account migration from savings deposits which decreased $540 million, or three percent. The remaining increase in money market deposits is due to an increase in consumer average balances per account due to seasonality. Interest checking deposits decreased $1.3 billion, or five percent, due to account migration to demand deposit accounts. Demand deposit accounts remained relatively flat increasing $4 million from December 31, 2012. The account migration from interest checking deposits to demand deposit accounts was offset by a decrease in commercial average balances per account due to seasonality and balance migration to foreign office deposits which increased $204 million, or 23%.

The Bancorp uses certificates $100,000 and over as a method to fund earning assets. At March 31, 2013, certificates $100,000 and over increased $2.2 billion, or 67%, compared to December 31, 2012 due to the diversification of funding sources through the issuance of retail and institutional certificates of deposits during the first quarter of 2013.

The following table presents average deposits for the three months ending:

TABLE 15: Average Deposits

	March 31, 2013		March 31, 2012
		% of		% of
($ in millions)	Balance	Total	Balance	Total
Demand	$28,565	32	26,063	31
Interest checking	23,763	27	22,308	26
Savings	19,576	22	21,944	26
Money market	7,932	9	4,543	5
Foreign office	1,102	1	2,277	3

Transaction deposits	80,938	91	77,135	91
Other time	3,982	4	4,551	5

Core deposits	84,920	95	81,686	96
Certificates-$100,000 and over	4,017	5	3,178	4
Other	40	—	19	—

Total average deposits	$88,977	100	84,883	100

On an average basis, core deposits increased $3.2 billion, or four percent, from March 31, 2012 due to an increase of $3.8 billion, or five percent, in average transaction deposits partially offset by a decrease of $569 million, or 13%, in average other time deposits. The increase in average transaction deposits was driven by an increase in average money market deposits, average demand deposits, and average interest checking deposits partially offset by a decrease in average savings deposits and average foreign office deposits. Average money market deposits increased $3.4 billion, or 75%, from March 31, 2012 primarily due to account migration from average savings deposits which decreased $2.4 billion, or 11%, from March 31, 2012. The remaining increase in average money market deposits was due to account migration from average interest checking deposits. Despite this migration, average interest checking deposits increased $1.5 billion, or seven percent, from March 31, 2012 due to account migration from average foreign office deposits which decreased $1.2 billion, or 52%. The remaining increase in average interest checking deposits is due to an increase in new commercial customers and balance migration from average demand deposits. Despite this account migration, average demand deposits increased $2.5 billion, or 10%, from March 31, 2012 due to an increase in average balances per account for consumer customers, new product offerings, and new commercial deposit growth. Average other time deposits decreased $569 million, or 13%, from March 31, 2012 primarily as a result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other time deposits and certificates $100,000 and over totaled $9.4 billion and $7.3 billion at March 31, 2013 and December 31, 2012, respectively. All of these deposits were interest-bearing.

The contractual maturities of certificates $100,000 and over as of March 31, 2013 are summarized in the following table:

TABLE 16: Contractual Maturities of Certificates - $100,000 and over

($ in millions)	March 31, 2013
Three months or less	$1,641
After three months through six months	955
After six months through 12 months	1,823
After 12 months	1,053

Total	$5,472

The contractual maturities of other time deposits and certificates $100,000 and over as of March 31, 2013 are summarized in the following table:

TABLE 17: Contractual Maturities of Other Time Deposits and Certificates $100,000 and over

($ in millions)	March 31, 2013
Next 12 months	$6,831
13-24 months	1,632
25-36 months	481
37-48 months	217
49-60 months	166
After 60 months	54

Total	$9,381

Borrowings

Total borrowings decreased $3.1 billion, or 22%, from December 31, 2012. Table 18 summarizes the end of period components of total borrowings. As of March 31, 2013, total borrowings as a percentage of interest-bearing liabilities were 15% compared to 19% at December 31, 2012.

TABLE 18: Borrowings

($ in millions)	March 31, 2013	December 31, 2012
Federal funds purchased	$386	901
Other short-term borrowings	2,439	6,280
Long-term debt	8,320	7,085

Total borrowings	$11,145	14,266

Federal funds purchased decreased by $515 million, or 57%, from December 31, 2012 driven by a decrease in excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings decreased $3.8 billion, or 61%, from December 31, 2012 driven by a decrease of $3.9 billion in short-term FHLB borrowings. The level of these borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Long-term debt increased by $1.2 billion, or 17%, from December 31, 2012 driven by the issuance of $1.3 billion of unsecured senior bank notes in the first quarter of 2013. For additional information regarding long-term debt, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

The following table presents average borrowings for the three months ending:

TABLE 19: Average Borrowings

($ in millions)	March 31, 2013	March 31, 2012
Federal funds purchased	$691	370
Other short-term borrowings	5,429	3,261
Long-term debt	7,506	9,768

Total average borrowings	$13,626	13,399

Average total borrowings increased $227 million, or two percent, compared to March 31, 2012, primarily due to increases in average federal funds purchased and average other short-term borrowings partially offset by a decrease in average long-term debt. The decrease in average long-term debt was driven by the redemption of certain TruPS and long-term FHLB borrowings in 2012. The level of average federal funds purchased and average other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Information on the average rates paid on borrowings is discussed in the net interest income section of the MD&A. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Additional detailed financial information on each business segment is included in Note 20 of the Notes to Condensed Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices or businesses change.

The Bancorp manages interest rate risk centrally at the corporate level and employs an FTP methodology at the business segment level. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through loan and deposit products. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the U.S. swap curve. Matching duration allocates interest income and interest expense to each segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the Bancorp benefits from the widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit-providing businesses, such as Branch Banking and Investment Advisors, on a duration-adjusted basis. The net impact of the FTP methodology is captured in General Corporate and Other.

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2013 to reflect the current market rates and updated duration assumptions. These rates were generally higher than those in place during 2012, thus net interest income for deposit providing businesses was positively impacted for the three months ended March 31, 2013.

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

Net income by business segment is summarized in the following table:

TABLE 20: Business Segment Net Income Available to Common Shareholders

	For the three months ended March 31,
($ in millions)	2013	2012
Income Statement Data
Commercial Banking	$185	142
Branch Banking	45	29
Consumer Lending	70	48
Investment Advisors	18	7
General Corporate & Other	94	204

Net income	412	430
Less: Net income attributable to noncontrolling interests	(10)	—

Net income attributable to Bancorp	422	430
Dividends on preferred stock	9	9

Net income available to common shareholders	$413	421

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 21: Commercial Banking

	For the three months ended March 31,
($ in millions)	2013	2012
Income Statement Data
Net interest income (FTE)(a)	$365	352
Provision for loan and lease losses	43	76
Noninterest income:
Corporate banking revenue	95	93
Service charges on deposits	59	54
Other noninterest income	30	30
Noninterest expense:
Salaries, incentives and benefits	80	74
Other noninterest expense	197	214

Income before taxes	229	165
Applicable income tax expense(a)(b)	44	23

Net income	$185	142

Average Balance Sheet Data
Commercial loans, including held for sale	$44,113	40,362
Demand deposits	14,666	14,843
Interest checking	6,991	8,370
Savings and money market	3,816	2,606
Certificates-$100,000 and over	1,271	1,855
Foreign office deposits and other deposits	1,074	1,379

(a)	Includes FTE adjustments of $5 and $4 for the three months ended March 31, 2013 and 2012, respectively.
(b)	Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Net income was $185 million for the three months ended March 31, 2013 compared to net income of $142 million for the three months ended March 31, 2012. The increase in net income was driven by a decrease in the provision for loan and lease losses, higher net interest income and higher noninterest income, and lower noninterest expense.

Net interest income increased $13 million for the three months ended March 31, 2013 compared to the same period of the prior year. The increase was driven primarily by growth in average commercial and industrial portfolio loans and a decrease in the FTP charges on loans, partially offset by a decline in yields of 26 bps on average commercial loans and a decrease in the FTP credits due to a decline in average interest checking balances for the three months ended March 31, 2013 compared to the same period in 2012.

Provision for loan and lease losses decreased $33 million for the three months ended March 31, 2013 compared to the same period of the prior year as a result of improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 40 bps for the three months ended March 31, 2013 compared to 75 bps for the same period of the prior year.

Noninterest income increased $7 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to an increase in service charges on deposits and corporate banking revenue. The increase in service charges on deposits was primarily driven by higher commercial deposit revenue due to pricing changes implemented during 2012. The increase in corporate banking revenue was primarily due to a $4 million increase in institutional sales, partially offset by a $2 million decrease in syndication fees.

Noninterest expense decreased $11 million for the three months ended March 31, 2013 compared to the same period of the prior year. The decrease for the three months ended March 31, 2013 was driven by a decrease in corporate overhead allocations and a decrease in impairment on affordable housing investments due to a benefit from the sale of affordable housing investments in the first quarter of 2013.

Average commercial loans increased $3.8 billion for the three months ended March 31, 2013 compared to the same period of the prior year primarily due to an increase in average commercial and industrial loans, partially offset by decreases in average commercial mortgage and construction loans. Average commercial and industrial portfolio loans increased $5.1 billion for the three months ended March 31, 2013 compared to the same period of the prior year due to an increase in new loan origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage portfolio loans decreased $1.0 billion for the three months ended March 31, 2013 and average commercial construction portfolio loans decreased $290 million for the three months ended

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

March 31, 2013 compared to the same period of the prior year due to continued run-off as the level of new originations was below the level of repayments on the current portfolio.

Average core deposits decreased $652 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was primarily driven by a decrease in average interest checking balances, which decreased $1.4 billion for the three months ended March 31, 2013 compared to the same period of the prior year. The decrease in average interest checking accounts was partially offset by an increase in average savings and money market deposits of $1.2 billion for the three months ended March 31, 2013 compared to the same period of the prior year.

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

The following table contains selected financial data for the Branch Banking segment:

TABLE 22: Branch Banking

	For the three months ended March 31,
($ in millions)	2013	2012
Income Statement Data
Net interest income	$347	335
Provision for loan and lease losses	58	86
Noninterest income:
Service charges on deposits	71	74
Card and processing revenue	68	60
Investment advisory revenue	37	31
Other noninterest income	29	25
Noninterest expense:
Salaries, incentives and benefits	155	149
Net occupancy and equipment expense	60	60
Card and processing expense	29	28
Other noninterest expense	179	157

Income before taxes	71	45
Applicable income tax expense	26	16

Net income	$45	29

Average Balance Sheet Data
Consumer loans, including held for sale	$15,124	14,815
Commercial loans, including held for sale	4,517	4,611
Demand deposits	11,743	9,297
Interest checking	9,159	9,087
Savings and money market	22,855	22,654
Other time and certificates-$100,000 and over	4,974	5,668

Net income was $45 million for the three months ended March 31, 2013 compared to net income of $29 million for the three months ended March 31, 2012. The increase was driven by an increase in noninterest income and net interest income and a decline in the provision for loan and lease losses, partially offset by an increase in noninterest expense.

Net interest income increased $12 million for the three months ended March 31, 2013 compared to the same period of the prior year. The primary drivers of the increase are increases in the FTP credit rates for savings products, a decrease in the FTP charge rates on loans and leases and a decline in interest expense on core deposits due to favorable shifts from certificates of deposit to lower cost transaction and savings products. These increases were partially offset by lower yields on average commercial and consumer loans.

Provision for loan and lease losses for the three months ended March 31, 2013 decreased $28 million compared to the first quarter of 2012. Net charge-offs as a percent of average loans and leases decreased to 120 bps for the three months ended March 31, 2013 compared to 179 bps for the same period of the prior year as a result of improved credit trends.

Noninterest income increased $15 million for the three months ended March 31, 2013 compared to the same period of the prior year. The increase was primarily driven by higher card and processing revenue and higher investment advisory revenue. Card and processing revenue increased $8 million for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to higher transaction volumes, higher levels of consumer spending, and new products. Investment advisory fees increased $6 million due to continued market and customer growth trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $29 million from the three months ended March 31, 2012, primarily driven by increases in other noninterest expense, which increased $22 million, and an increase in salaries, incentives and benefits of $6 million. The increase in salaries, incentives and benefits was primarily driven by higher incentive compensation associated with improved investment advisory revenue. The increase in other noninterest expense for the three months ended March 31, 2013 was primarily driven by higher corporate overhead allocations.

Average consumer loans increased $309 million for the first quarter of 2013 compared to the same period in the prior year. This increase was primarily due to an increase in average residential mortgage portfolio loans of $966 million for the three months ended March 31, 2013 compared to the same period in the prior year due to the retention of certain shorter-term originated mortgage loans. The increase in average residential mortgage portfolio loans was partially offset by a decrease in average home equity portfolio loans of $684 million for the three months ended March 31, 2013 compared to the same period of the prior year as payoffs exceeded new loan production.

Average core deposits increased by $2.2 billion for the three months ended March 31, 2013 compared to the same period in the prior year as the growth in transaction accounts due to excess customer liquidity and historically low interest rates outpaced the run-off of higher priced other time deposits.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 23: Consumer Lending

	For the three months ended March 31,
($ in millions)	2013	2012
Income Statement Data
Net interest income	$85	80
Provision for loan and lease losses	29	54
Noninterest income:
Mortgage banking net revenue	216	201
Other noninterest income	13	10
Noninterest expense:
Salaries, incentives and benefits	63	56
Other noninterest expense	114	106

Income before taxes	108	75
Applicable income tax expense	38	27

Net income	$70	48

Average Balance Sheet Data
Residential mortgage loans, including held for sale	$11,053	10,009
Home equity	595	672
Automobile loans, including held for sale	11,467	11,211
Consumer leases	9	61

Net income was $70 million for the three months ended March 31, 2013 compared to net income of $48 million for the same period in the prior year. The increase in net income was driven by an increase in noninterest income, an increase in net interest income and a decline in the provision for loan and lease losses, partially offset by an increase in noninterest expense.

Net interest income increased $5 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily driven by increases in average residential mortgage loans and average automobile loans, partially offset by lower yields on average residential mortgage loans and average automobile loans.

Provision for loan and lease losses decreased $25 million for the three months ended March 31, 2013 compared to the same period of the prior year, as delinquency metrics and underlying loss trends improved across all consumer loan types. Net charge-offs as a percent of average loans and leases decreased to 58 bps for the three months ended March 31, 2013 compared to 108 bps for the same period of the prior year.

Noninterest income increased $18 million for the three months ended March 31, 2013 compared to the same period of the prior year. The increase from the prior year was primarily due to increases in mortgage banking net revenue of $15 million for the three months ended March 31, 2013. The increase was driven by an increase in net residential mortgage servicing revenue of $21 million compared to the same period of the prior year, primarily driven by increases of $28 million in net valuation adjustments on MSRs and free-standing derivatives entered into to economically hedge the MSRs, partially offset by an increase of $7 million in MSR amortization expense. The increase in net residential mortgage servicing revenue was partially offset by a decrease in gains on loan sales of $6 million due to lower gain on sale margins on sold residential mortgage loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $15 million for the three months ended March 31, 2013 compared to the same period of the prior year. The increase was driven by salaries, incentives and benefits which increased primarily as a result of higher mortgage loan originations. Other noninterest expense increased $8 million primarily due to an increase in representation and warranty expense and an increase in corporate overhead allocations.

Average consumer loans and leases increased $1.2 billion for the three months ended March 31, 2013 compared to the same period of the prior year. Average automobile loans, including held for sale, increased $256 million compared to the three months ended March 31, 2012 due to an increase in originations, partially offset by the securitization and sale of certain automobile loans with a carrying amount of approximately $509 million. Average residential mortgage loans, including held for sale, increased $1.0 billion for the three months ended March 31, 2013 compared to the same period of the prior year, due to the low interest rate environment which resulted in increased origination volumes. The increase was partially offset by decreases in home equity and consumer leases. Average home equity portfolio loans decreased $77 million for the three months ended March 31, 2013 compared to the same period in the prior year due to continued run-off in the discontinued brokered home equity product. Average consumer portfolio leases decreased $52 million for the three months ended March 31, 2013 compared to the same period in the prior year due to run-off as the Bancorp discontinued auto leases in 2008.

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

The following table contains selected financial data for the Investment Advisors segment:

TABLE 24: Investment Advisors

	For the three months ended March 31,
($ in millions)	2013	2012
Income Statement Data
Net interest income	$36	27
Provision for loan and lease losses	1	3
Noninterest income:
Investment advisory revenue	98	94
Other noninterest income	10	3
Noninterest expense:
Salaries, incentives and benefits	42	44
Other noninterest expense	73	66

Income before taxes	28	11
Applicable income tax expense	10	4

Net income	$18	7

Average Balance Sheet Data
Loans and leases	$1,925	1,911
Core deposits	8,746	7,370

Net income was $18 million for the three months ended March 31, 2013 compared to net income of $7 million for the same period in the prior year. The increase in net income was driven by an increase in noninterest income and net interest income and a decrease in the provision for loan and lease losses, partially offset by an increase in noninterest expense.

Provision for loan and leases losses decreased $2 million for the three months ended March 31, 2013 compared with the same period in the prior year as a result of improved credit trends. Net charge-offs as a percent of average loans and leases decreased to 14 bps for the three months ended March 31, 2013 compared to 73 bps for the same period of the prior year.

Noninterest income increased $11 million for the three months ended March 31, 2013, primarily driven by a $7 million gain on the sale of certain FTAM advisory contracts in the first quarter of 2013. The increase was also due to higher brokerage fees and private client services revenue partially offset by a reduction of mutual fund fees largely due to the previously mentioned sale of certain Fifth Third funds in the third quarter of 2012.

Noninterest expense increased $5 million for the three months ended March 31, 2013 compared to the same period of the prior year, primarily driven by an increase in other noninterest expense of $7 million due to an increase in corporate overhead allocations, partially offset by a decrease in salaries, incentives and benefits of $2 million for the three months ended March 31, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average loans and leases increased $14 million for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to increases in home equity and other consumer loans. Average core deposits increased $1.4 billion, or 19% for the three months ended March 31, 2013 compared to the same period of the prior year primarily due to growth in interest checking as customers have opted to maintain excess funds in liquid transaction accounts as a result of interest rates remaining near historic lows, partially offset by account migration from foreign office deposits.

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

Results for the three months ended March 31, 2013 and 2012 were impacted by a benefit of $69 million and $128 million, respectively, due to reductions in the ALLL. The decrease in provision expense was due to a decrease in nonperforming loans and improvements in delinquency metrics and underlying loss trends. Net interest income for the three months ended March 31, 2013 was $60 million compared to $108 million to the same period in 2012 primarily due to a decrease in interest income on taxable securities and an increase in the FTP charge on loans, partially offset by a decrease in interest expense on long-term debt. First quarter of 2013 noninterest income results included a $34 million positive valuation adjustment on the Vantiv warrant and a $7 million charge related to the valuation of the Visa total return swap. First quarter of 2012 noninterest income results included a $46 million positive valuation adjustment on the Vantiv warrant and a $115 million benefit related to the initial public offering of Vantiv, Inc., partially offset by $24 million in losses related to the equity method income recorded from the Bancorp’s ownership interest in Vantiv Holding, LLC. The $24 million of losses is comprised of $34 million in charges related to Vantiv Holding, LLC’s bank debt refinancing and debt termination charges partially offset by $10 million in the first quarter equity method income earnings for Vantiv Holding, LLC.

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

Committee of the Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. The primary committee responsible for the oversight of risk management is the ERMC. Committees accountable to the ERMC, which support the core risk programs, are the Corporate Credit Committee, the Operational Risk Committee, the Management Compliance Committee, the Asset/Liability Committee and the Enterprise Marketing Committee. Other committees accountable to the ERMC oversee the ALLL, capital, liquidity and community reinvestment act/fair lending functions. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

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

The following tables provide a summary of potential problem loans:

TABLE 25: Potential Problem Loans

As of March 31, 2013 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$961	963	1,136
Commercial mortgage	761	762	765
Commercial construction	74	75	87
Commercial leases	38	38	38

Total	$1,834	1,838	2,026

TABLE 26: Potential Problem Loans

As of December 31, 2012 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,015	1,017	1,212
Commercial mortgage	848	849	851
Commercial construction	87	87	100
Commercial leases	9	9	9

Total	$1,959	1,962	2,172

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for modeling expected losses. The dual risk rating system includes thirteen probabilities of default grade categories and an additional six grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-category risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system as a commercial credit risk management tool. The Bancorp is assessing the necessary modifications to the dual risk rating system outputs to develop a U.S. GAAP compliant ALLL model and will make a decision on the use of modified dual risk ratings for purposes of determining the Bancorp’s ALLL once the FASB has issued a final standard regarding

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

proposed methodology changes to the determination of credit impairment as outlined in the FASB’s Accounting Standard Update-Financial Instruments-Credit Losses (Subtopic 825-15) issued on December 20, 2012. Scoring systems, various analytical tools and delinquency monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer and small business loan portfolios.

Overview

General economic conditions showed only moderate improvement in 2012 and in the first quarter of 2013 as the economic recovery struggled to gain any significant momentum. Uncertainty in terms of finding long term solutions for federal government deficit spending continues to weigh on the economy. Geographically, the Bancorp continues to experience the most stress in Michigan and Florida due to previous declines in real estate values. Real estate value deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn. Among commercial portfolios, the homebuilder, residential developer and portions of the remaining non-owner occupied commercial real estate portfolios continue to remain under stress.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in 2007 and new commercial non-owner occupied real estate lending in 2008, discontinued the origination of brokered home equity products at the end of 2007 and tightened underwriting standards across both the commercial and consumer loan product offerings. With the stabilization of certain real estate markets, the Bank began to selectively originate new homebuilder and developer lending and non-owner occupied commercial lending real estate in the third quarter of 2011. However, the level of new originations is below the amortization and pay-off of the current portfolio. Since the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries, the Bancorp has sold certain consumer loans and sold or transferred to held for sale certain commercial loans. The Bancorp continues to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, tightening underwriting standards on commercial loans and across the consumer loan portfolio, as well as utilizing expanded commercial and consumer loan workout teams. For commercial and consumer loans owned by the Bancorp, loan modification strategies are developed that are workable for both the borrower and the Bancorp when the borrower displays a willingness to cooperate. These strategies typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP 2.0 programs. For loans refinanced under the HARP 2.0 program, the Bancorp strictly adheres to the underwriting requirements of the program and promptly sells the refinanced loan back to the agencies. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics. The Bancorp participates in trial modifications in conjunction with the HAMP program for loans it services for FHLMC and FNMA. As these trial modifications relate to loans serviced for others, they are not included in the Bancorp’s troubled debt restructurings as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loan. As of March 31, 2013, repurchased loans restructured or refinanced under these programs were immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Additionally, as of March 31, 2013, $373 million of loans refinanced under HARP 2.0 were included in loans held for sale in the Bancorp’s Condensed Consolidated Balance Sheets. For the three months ended March 31, 2013, the Bancorp recognized $35 million of fee income in mortgage banking net revenue in the Bancorp’s Condensed Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP 2.0 programs.

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

The risk within the commercial loan and lease portfolio is managed and monitored through an underwriting process utilizing detailed origination policies, continuous loan level reviews, monitoring of industry concentration and product type limits and continuous portfolio risk management reporting. The origination policies for commercial real estate outline the risks and underwriting requirements for owner and non-owner occupied and construction lending. Included in the policies are maturity and amortization terms, maximum LTVs, minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable) and sensitivity and pro-forma analysis requirements. The Bancorp requires a valuation of real estate collateral, which may include third-party appraisals, be performed at the time of origination and renewal in accordance with regulatory requirements and on an as needed basis when market conditions justify. Although the Bancorp does not back test these collateral value assumptions, the Bancorp maintains an appraisal review department to order and review third-party appraisals in accordance with regulatory requirements. Collateral values on criticized assets with relationships exceeding $1 million are reviewed quarterly to assess the appropriateness of the value ascribed in the assessment of charge-offs and specific reserves. In addition, the Bancorp applies incremental valuation haircuts to older appraisals that relate to collateral

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

dependent loans, which can currently be up to 25-40% of the appraised value based on the type of collateral. These incremental valuation haircuts generally reflect the age of the most recent appraisal as well as collateral type. Trends in collateral values, such as home price indices and recent asset dispositions, are monitored in order to determine whether adjustments to the appraisal haircuts are warranted. Other factors such as local market conditions or location may also be considered as necessary.

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

TABLE 27: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of March 31, 2013 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner occupied loans	$387	315	2,277
Commercial mortgage non-owner occupied loans	440	608	1,877

Total	$827	923	4,154

TABLE 28: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of December 31, 2012 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner occupied loans	$390	302	2,325
Commercial mortgage non-owner occupied loans	450	605	1,955

Total	$840	907	4,280

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 29: Commercial Loan and Lease Portfolio (excluding loans held for sale)

	March 31, 2013			December 31, 2012
	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Manufacturing	$10,027	18,001	60	$9,982	18,414	58
Real estate	5,271	6,401	173	5,588	6,840	198
Financial services and insurance	5,248	12,173	53	4,886	12,062	54
Business services	4,648	6,666	47	4,600	6,917	56
Wholesale trade	4,266	7,297	27	4,042	7,401	26
Healthcare	4,074	5,649	14	4,079	6,094	14
Transportation and warehousing	2,982	2,770	3	3,105	4,222	3
Retail trade	2,722	5,833	28	2,624	5,699	38
Construction	1,948	3,297	98	1,995	3,254	105
Mining	1,696	2,655	—	1,683	2,767	—
Accommodation and food	1,630	2,237	14	1,478	2,160	17
Communication and information	1,628	2,638	19	1,547	2,631	19
Other services	1,141	1,446	39	1,156	1,517	42
Entertainment and recreation	852	1,388	11	914	1,393	11
Utilities	625	1,900	—	608	2,009	—
Public administration	462	557	—	441	693	—
Agribusiness	348	462	40	376	527	44
Individuals	213	269	12	281	335	12
Other	4	3	1	3	2	—

Total	$49,785	81,642	639	$49,388	84,937	697

By loan size:
Less than $200,000	2%	1	9	2%	1	9
$200,000 to $1 million	6	5	22	6	5	22
$1 million to $5 million	14	12	27	15	12	28
$5 million to $10 million	11	9	13	11	9	13
$10 million to $25 million	26	24	25	27	25	24
Greater than $25 million	41	49	4	39	48	4

Total	100%	100	100	100%	100	100

By state:
Ohio	20%	23	13	20%	24	13
Michigan	11	10	20	11	10	17
Illinois	8	8	11	8	8	8
Florida	7	6	17	7	6	19
Indiana	5	5	11	5	5	11
Kentucky	4	4	3	4	3	4
North Carolina	3	3	2	3	3	2
Tennessee	3	3	5	3	3	5
Pennsylvania	3	2	1	3	2	1
All other states	36	36	17	36	36	20

Total	100%	100	100	100%	100	100

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas. The following tables provide analysis of each of the categories of loans (excluding loans held for sale) by state as of and for the three months ended March 31, 2013 and 2012:

TABLE 30: Non-Owner Occupied Commercial Real Estate (a)

As of March 31, 2013 ($ in millions)					For the three months ended March 31, 2013
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,144	1,308	—	25	12
Michigan	1,018	1,082	—	48	—
Florida	539	592	—	32	4
Illinois	417	487	—	15	—
Indiana	238	255	—	10	—
North Carolina	192	248	—	7	—
All other states	1,020	1,326	—	29	—

Total	$4,568	5,298	—	166	16

(a)	Included in commercial mortgage and commercial construction loans on the Condensed Consolidated Balance Sheets.

TABLE 31: Non-Owner Occupied Commercial Real Estate (a)

As of March 31, 2012					For the three months ended March 31, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,855	2,029	1	87	4
Michigan	1,353	1,379	—	76	13
Florida	673	706	—	56	11
Illinois	405	445	—	48	4
Indiana	295	298	—	13	—
North Carolina	278	311	—	21	2
All other states	594	624	—	31	—

Total	$5,453	5,792	1	332	34

(a)	Included in commercial mortgage and commercial construction loans on the Condensed Consolidated Balance Sheets.

TABLE 32: Homebuilder and Developer (a)

As of March 31, 2013 ($ in millions)					For the three months ended March 31, 2013
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$134	187	—	11	1
Michigan	47	54	—	4	—
Florida	29	58	—	3	—
Illinois	27	27	—	7	—
North Carolina	26	34	—	—	—
Indiana	19	21	—	7	—
All other states	27	32	—	3	—

Total	$309	413	—	35	1

(a)	Homebuilder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $72 and a total exposure of $119 are also included in Table 30: Non-Owner Occupied Commercial Real Estate.

TABLE 33: Homebuilder and Developer (a)

As of March 31, 2012 ($ in millions)					For the three months ended March 31, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$132	196	1	12	4
Michigan	82	105	—	5	5
Florida	51	68	—	16	9
Illinois	13	23	—	11	3
North Carolina	43	47	—	9	—
Indiana	50	54	—	10	—
All other states	52	62	—	11	—

Total	$423	555	1	74	21

(a)	Homebuilder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $100 and a total exposure of $186 are also included in Table 31: Non-Owner Occupied Commercial Real Estate.

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

The following table provides an analysis of the residential mortgage portfolio loans outstanding, excluding held for sale, by LTV at origination:

TABLE 34: Residential Mortgage Portfolio Loans by LTV at Origination

	March 31, 2013		December 31, 2012
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 80%	$9,071	65.5%	$8,993	65.8%
LTV > 80%, with mortgage insurance	1,181	93.7	1,165	93.6
LTV > 80%, no mortgage insurance	1,839	95.7	1,859	95.6

Total	$12,091	72.8%	$12,017	73.1%

The following tables provide analysis of the residential mortgage portfolio loans outstanding, excluding held for sale, with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 35: Residential Mortgage Portfolio Loans, LTV Greater Than 80%, No Mortgage Insurance

As of March 31, 2013 ($ in millions)				For the three months ended March 31, 2013
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$588	2	23	3
Michigan	305	1	9	2
Florida	259	1	17	1
Illinois	197	1	4	1
Indiana	116	1	5	—
North Carolina	104	—	3	—
Kentucky	87	2	3	—
All other states	183	1	3	—

Total	$1,839	9	67	7

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 36: Residential Mortgage Portfolio Loans, LTV Greater Than 80%, No Mortgage Insurance

As of March 31, 2012 ($ in millions)				For the three months ended March 31, 2012
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$598	3	25	4
Michigan	307	1	14	3
Florida	257	1	19	4
Illinois	134	1	3	1
Indiana	109	1	2	—
North Carolina	113	2	5	1
Kentucky	86	1	3	—
All other states	136	1	4	1

Total	$1,740	11	75	14

Home Equity Portfolio

The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest only and a balloon payment of principal at maturity.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $3.5 billion and $6.2 billion, respectively, as of March 31, 2013. Of the total $9.7 billion of outstanding home equity loans:

•	82% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois;

•	33% are in first lien positions and 67% are in second lien positions at March 31, 2013;

•	For approximately 1/3 of the home equity portfolio in a second lien position, the first lien is either owned or serviced by the Bancorp;

•	Over 80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended March 31, 2013; and

•	The portfolio had an average refreshed FICO score of 734 and 735 at March 31, 2013 and December 31, 2012, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of home equity loans outstanding disaggregated based upon refreshed FICO score:

TABLE 37: Home Equity Loans Outstanding by Refreshed FICO Score

	March 31, 2013		December 31, 2012
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
First Liens:
FICO < 620	$229	2%	224	2%
FICO 621-719	636	7	653	6
FICO > 720	2,317	24	2,374	24

Total First Liens	3,182	33	3,251	32
Second Liens:
FICO < 620	645	7	661	7
FICO 621-719	1,786	18	1,817	18
FICO > 720	4,114	42	4,289	43

Total Second Liens	6,545	67	6,767	68

Total	$9,727	100%	10,018	100%

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding in a first and second lien position by LTV at origination:

TABLE 38: Home Equity Loans Outstanding by LTV at Origination

	March 31, 2013		December 31, 2012
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
First Liens:
LTV ≤ 80%	$2,709	54.9%	2,763	54.9%
LTV > 80%	473	88.9	488	88.9

Total First Liens	3,182	60.1	3,251	60.2
Second Liens:
LTV ≤ 80%	3,500	67.3	3,602	67.3
LTV > 80%	3,045	91.5	3,165	91.6

Total Second Liens	6,545	80.5	6,767	80.5

Total	$9,727	73.3%	10,018	73.4%

The following tables provide analysis of home equity loans by state with LTV greater than 80%:

TABLE 39: Home Equity Loans Outstanding with LTV Greater than 80%

As of March 31, 2013 ($ in millions)					For the three months ended March 31, 2013
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,205	1,887	6	6	5
Michigan	768	1,081	5	3	5
Illinois	417	599	4	2	2
Indiana	333	506	3	2	1
Kentucky	312	485	2	1	1
Florida	127	171	2	3	1
All other states	356	477	3	3	3

Total	$3,518	5,206	25	20	18

TABLE 40: Home Equity Loans Outstanding with LTV Greater than 80%

As of March 31, 2012 ($ in millions)					For the three months ended March 31, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,346	2,040	10	6	8
Michigan	860	1,175	8	4	7
Illinois	437	620	6	2	6
Indiana	377	560	2	2	1
Kentucky	354	534	2	1	2
Florida	140	184	3	2	3
All other states	398	513	6	3	4

Total	$3,912	5,626	37	20	31

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of March 31, 2013, 49% of the automobile loan portfolio is comprised of new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile loans outstanding by LTV at origination:

TABLE 41: Automobile Loans Outstanding with LTV at Origination

	March 31, 2013		December 31, 2012
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 100%	$7,955	81.7%	8,123	81.5%
LTV > 100%	3,786	110.8	3,849	110.8

Total	$11,741	91.4%	11,972	91.2%

The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100%:

TABLE 42: Automobile Loans Outstanding with LTV Greater than 100%

As of March 31, 2013 ($ in millions)				For the three months ended March 31, 2013
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$393	—	—	—
Illinois	221	—	—	—
Michigan	212	—	—	—
Florida	194	—	—	—
Indiana	155	—	—	—
Kentucky	136	—	—	—
All other states	2,475	4	1	3

Total	$3,786	4	1	3

TABLE 43: Automobile Loans Outstanding with LTV Greater than 100%

As of March 31, 2012 ($ in millions)				For the three months ended March 31, 2012
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$413	1	—	1
Illinois	268	—	—	1
Michigan	235	—	—	—
Florida	194	—	—	—
Indiana	173	—	—	—
Kentucky	150	—	—	—
All other states	2,534	3	2	4

Total	$3,967	4	2	6

European Exposure

The Bancorp has no direct sovereign exposure to any European nation as of March 31, 2013. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $2.7 billion and funded exposure was $1.6 billion as of March 31, 2013. Additionally, the Bancorp was within its established country exposure limits for all European countries.

Certain European countries have been experiencing increased levels of stress throughout 2012 and during the three months ended March 31, 2013 including Greece, Ireland, Italy, Portugal and Spain. The Bancorp’s total exposure to businesses domiciled or owned by companies and financial institutions in these countries was approximately $223 million and funded exposure was $137 million as of March 31, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and financial institutions as of March 31, 2013:

TABLE 44: European Exposure

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure(a)	Funded Exposure
Peripheral Europe(b)	$—	—	22	—	201	137	223	137
Other Eurozone(c)	—	—	26	12	1,676	945	1,702	957

Total Eurozone	—	—	48	12	1,877	1,082	1,925	1,094
Other Europe(d)	—	—	51	31	753	473	804	504

Total Europe	$—	—	99	43	2,630	1,555	2,729	1,598

(a)	Total exposure includes funded exposure and unfunded commitments, reported net of collateral.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Euro (primarily the United Kingdom and Switzerland).

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

Total nonperforming assets, including loans held for sale, were $1.2 billion at March 31, 2013 compared to $1.3 billion at December 31, 2012. At March 31, 2013, $19 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $29 million at December 31, 2012, respectively.

Nonperforming assets as a percentage of total loans, leases and other assets, including OREO and nonaccrual loans held for sale as of March 31, 2013 were 1.39%, compared to 1.48% as of December 31, 2012. Excluding nonaccrual loans held for sale, nonperforming assets as a percentage of portfolio loans, leases and other assets, including OREO were 1.41% as of March 31, 2013, compared to 1.49% as of December 31, 2012. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 66% of nonaccrual loans and leases were secured by real estate as of March 31, 2013 compared with 67% as of December 31, 2012.

Commercial nonperforming loans and leases were $658 million at March 31, 2013, a decrease of $68 million from December 31, 2012. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at March 31, 2013 decreased $58 million compared to December 31, 2012 due to moderation in general economic conditions.

Consumer nonperforming loans and leases were $312 million at March 31, 2013, a decrease of $20 million from December 31, 2012. The decrease is due to a decline in new nonaccrual loans. Home equity nonaccrual levels remain modest as the Bancorp continues to fully charge-off a high proportion of the severely delinquent loans at 180 days past due. Geographical market conditions continue to be a large driver of nonaccrual activity as Florida properties represent approximately 14% and 8% of residential mortgage and home equity balances, respectively, but represent 46% and 19% of nonaccrual loans for each category. Refer to Table 46 for a rollforward of the nonperforming loans and leases.

Consumer restructured loans on accrual status totaled $1.7 billion at March 31, 2013 and December 31, 2012. As of March 31, 2013, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more are 24%, 11% and 14%, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OREO and other repossessed property was $259 million at March 31, 2013 compared to $257 million at December 31, 2012. The Bancorp recognized $22 million and $23 million in losses on the sale or write-down of OREO properties for the three months ended March 31, 2013 and 2012, respectively. These losses are primarily reflective of the continued stress in the Michigan and Florida markets for commercial real estate and residential mortgage loans as Michigan and Florida represented 27% and 33%, respectively, of total OREO losses for the three months ended March 31, 2013 compared with 16% and 26%, respectively, for the three months ended March 31, 2012. Properties in Michigan and Florida accounted for 37% of OREO at March 31, 2013, compared to 38% at December 31, 2012.

For the three months ended March 31, 2013 and 2012, approximately $20 million and $27 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

TABLE 45: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	March 31, 2013	December 31, 2012
Nonaccrual loans and leases:
Commercial and industrial loans	$229	234
Commercial mortgage loans	184	215
Commercial construction loans	66	70
Commercial leases	1	1
Residential mortgage loans	110	114
Home equity	28	30
Other consumer loans and leases	—	1
Restructured loans and leases:
Commercial and industrial loans	83	96
Commercial mortgage loans(f)	65	67
Commercial construction loans	3	6
Commercial leases	8	8
Residential mortgage loans	111	123
Home equity	22	23
Automobile loans	2	2
Credit card	39	39

Total nonperforming loans and leases(d)	951	1,029
OREO and other repossessed property(c)	259	257

Total nonperforming assets	1,210	1,286
Nonaccrual loans held for sale	19	29

Total nonperforming assets including loans held for sale	$1,229	1,315

Loans and leases 90 days past due and accruing
Commercial and industrial loans	$1	1
Commercial mortgage loans	—	22
Commercial construction loans	—	1
Residential mortgage loans(b)	74	75
Home equity	53	58
Automobile loans	7	8
Credit card	29	30

Total loans and leases 90 days past due and accruing(e)	$164	195

Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(a)	1.41%	1.49
Allowance for loan and lease losses as a percent of nonperforming assets(a)	147	144

(a)	Excludes nonaccrual loans held for sale.
(b)	Information for all periods presented excludes advances made pursuant to servicing agreements to GNMA mortgage loan pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. These advances were $414 as of March 31, 2013 and December 31, 2012, respectively. The Bancorp recognized immaterial credit losses for the three months ended March 31, 2013 and 2012.
(c)	Excludes $65 and $72 of OREO related to government insured loans at March 31, 2013 and December 31, 2012, respectively.
(d)	Includes $13 and $10 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at March 31, 2013 and December 31, 2012, respectively, and $1 of restructured nonaccrual government insured loans at March 31, 2013 and December 31, 2012.
(e)	Includes an immaterial amount of government insured commercial loans 90 days past due and accruing whose repayments are insured by the SBA at March 31, 2013 and December 31, 2012.
(f)	Excludes $22 of restructured nonaccrual loans at March 31, 2013 associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 46: Rollforward of Portfolio Nonperforming Loans and Leases

For the three months ended March 31, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Beginning Balance	$697	237	95	1,029
Transfers to nonperforming	80	51	73	204
Transfers to performing	(1)	(9)	(17)	(27)
Transfers to performing (restructured)	(4)	(11)	(18)	(33)
Transfers to held for sale	(1)	—	—	(1)
Loans sold from portfolio	(3)	—	—	(3)
Loan paydowns/payoffs	(53)	(23)	(4)	(80)
Transfers to other real estate owned	(27)	(17)	—	(44)
Charge-offs	(54)	(7)	(39)	(100)
Draws/other extensions of credit	5	—	1	6

Ending Balance	$639	221	91	951

For the three months ended March 31, 2012 ($ in millions)
Beginning Balance	$1,058	275	105	1,438
Transfers to nonperforming	168	87	97	352
Transfers to performing	(1)	(15)	(21)	(37)
Transfers to performing (restructured)	(2)	(12)	(24)	(38)
Transfers to held for sale	(3)	—	—	(3)
Loans sold from portfolio	(8)	(4)	—	(12)
Loan paydowns/payoffs	(94)	(24)	(4)	(122)
Transfers to other real estate owned	(36)	(18)	—	(54)
Charge-offs	(101)	(24)	(56)	(181)
Draws/other extensions of credit	7	—	2	9

Ending Balance	$988	265	99	1,352

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Typically, these modifications reduce the loan interest rate, extend the loan term, reduce the accrued interest or in limited circumstances, reduce the principal balance of the loan. These modifications are classified as TDRs.

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

The following table summarizes TDRs by loan type and delinquency status:

TABLE 47: Performing and Nonperforming TDRs

	Performing
As of March 31, 2013 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial(b)(c)	$439	2	—	159	600
Residential mortgages(a)	1,029	69	103	111	1,312
Home equity	389	30	—	22	441
Automobile and other consumer loans and leases	29	2	—	2	33
Credit card	32	—	—	39	71

Total	$1,918	103	103	333	2,457

(a)	Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of March 31, 2013, these advances represented $127 of current loans, $25 of 30-89 days past due loans and $84 of 90 days or more past due loans.
(b)	Excludes $8 of restructured accruing loans and $22 of restructured nonaccrual loans associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(c)	Excludes restructured nonaccrual loans held for sale.

During the third quarter of 2012, the OCC, a national bank regulatory agency, issued interpretive guidance that requires non-reaffirmed loans included in Chapter 7 bankruptcy filings to be accounted for as nonperforming TDRs and collateral dependent loans regardless of their payment history and capacity to pay in the future. The Bancorp’s banking subsidiary is a state chartered bank which therefore is not subject to guidance of the OCC, however, the Bancorp is closely following these developments and is in communication with its regulators to evaluate

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

their position on this new guidance. At March 31, 2013, the Bancorp had loans with unpaid principal balances totaling approximately $175 million that could potentially be impacted by this guidance, of which approximately 87% are current with their original contractual payments and approximately $64 million are already classified as TDRs. This guidance, if fully adopted by the Bancorp’s regulators, would result in additional charge-offs of approximately $70 million as well as additional TDRs and possible increases to nonperforming assets.

Analysis of Net Loan Charge-offs

Net charge-offs were 63 bps and 108 bps of average portfolio loans and leases for the three months ended March 31, 2013 and 2012, respectively. Table 48 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases decreased to 44 bps during the three months ended March 31, 2013 compared to 89 bps during the three months ended March 31, 2012. The decrease is a result of decreases in net charge-offs of $48 million for the three months ended March 31, 2013 from the same period in the prior year coupled with an increase in the average portfolio commercial loan and lease balances of $3.7 billion. Decreases in net charge-offs were realized across all commercial loan types and were primarily due to improvements in general economic conditions and previous actions taken by the Bancorp to address problem loans. Among several actions taken by the Bancorp were suspending homebuilder and developer lending in 2007 and non-owner occupied commercial real estate lending in 2008 and tightened underwriting standards across all commercial loan product offerings. The Bancorp resumed homebuilder and developer lending and non-owner occupied commercial real estate lending in the third quarter of 2011. Net charge-offs for the three months ended March 31, 2013 related to non-owner occupied commercial real estate were $16 million compared to $34 million for the three months ended March 31, 2012. Net charge-offs related to non-owner occupied commercial real estate are recorded in the commercial mortgage loans and commercial construction loans captions in Table 48. Net charge-offs on these loans represented 30% and 33% of total commercial loan and lease net charge-offs for the three months ended March 31, 2013 and 2012, respectively.

The ratio of consumer loan and lease net charge-offs to average portfolio consumer loans and leases decreased to 89 bps during the three months ended March 31, 2013 compared to 133 bps during the three months ended March 31, 2012. Residential mortgage loan net charge-offs, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $17 million for the three months ended March 31, 2013 compared to the same period from the prior year as a result of improvements in delinquencies and a decrease in the average loss recorded per charge-off. The Bancorp’s combined Florida and Michigan markets accounted for 52% and 70% of net charge-offs on residential mortgage loans in the portfolio during the three months ended March 31, 2013 and 2012, respectively. Fifth Third expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality, shorter duration residential mortgage loans that are originated through its branch network as a low-cost, refinance product of conforming residential mortgage loans.

Home equity net charge-offs decreased $16 million compared to the three months ended March 31, 2012, primarily due to decreases in net charge-offs in the broker channel and the Florida market. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration or property devaluation.

Automobile loan net charge-offs decreased $5 million compared to the three months ended March 31, 2012 due to the origination of high credit quality loans as a result of tighter underwriting standards and higher resale on automobiles sold at auction.

Credit card and other consumer loan net charge-offs remained relatively flat compared to the same period in the prior year. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 48: Summary of Credit Loss Experience

	For the three months ended March 31,
($ in millions)	2013	2012
Losses charged off:
Commercial and industrial loans	$(35)	(60)
Commercial mortgage loans	(29)	(37)
Commercial construction loans	(4)	(20)
Residential mortgage loans	(22)	(38)
Home equity	(34)	(50)
Automobile loans	(12)	(16)
Credit card	(23)	(24)
Other consumer loans and leases	(9)	(8)

Total losses	(168)	(253)
Recoveries of losses previously charged off:
Commercial and industrial loans	10	6
Commercial mortgage loans	3	7
Commercial construction loans	1	2
Residential mortgage loans	2	1
Home equity	4	4
Automobile loans	8	7
Credit card	3	4
Other consumer loans and leases	4	2

Total recoveries	35	33
Net losses charged off:
Commercial and industrial loans	(25)	(54)
Commercial mortgage loans	(26)	(30)
Commercial construction loans	(3)	(18)
Residential mortgage loans	(20)	(37)
Home equity	(30)	(46)
Automobile loans	(4)	(9)
Credit card	(20)	(20)
Other consumer loans and leases	(5)	(6)

Total net losses charged off	$(133)	(220)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	0.28%	0.69
Commercial mortgage loans	1.18	1.18
Commercial construction loans	1.44	7.30
Commercial leases	0.03	0.01

Total commercial loans	0.44	0.89

Residential mortgage loans	0.69	1.39
Home equity	1.23	1.76
Automobile loans	0.16	0.33
Credit card	3.82	4.18
Other consumer loans and leases	6.61	5.51

Total consumer loans and leases	0.89	1.33

Total net losses charged off	0.63%	1.08

Allowance for Credit Losses

The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. The ALLL provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the ALLL each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall ALLL, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall percentage level of the ALLL. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio. More information on the ALLL can be found in Management’s Discussion and Analysis — Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012.

During the three months ended March 31, 2013, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The ALLL attributable to the portion of the residential mortgage and consumer loan and lease portfolio that has not been restructured is determined on a pooled basis with the segmentation being based on the similarity of credit risk characteristics. Loss factors for real estate backed consumer loans are developed for each pool based on the trailing twelve month historical loss rate, as adjusted for certain prescriptive loss rate factors and certain qualitative adjustment factors. The prescriptive loss rate factors and qualitative adjustments are designed to reflect risks associated with current conditions and trends which are not believed to be fully reflected in the trailing twelve month historical loss rate. For real estate backed consumer loans, the prescriptive loss rate factors include adjustments for delinquency trends, LTV trends, refreshed FICO score trends and product mix, and the qualitative factors include adjustments for credit administration and portfolio management practices, credit policy and underwriting practices and the national and local economy. The Bancorp considers home price index trends in its footprint when determining the national and local economy qualitative factor. The Bancorp also considers the volatility of collateral valuation trends when determining the unallocated component of the ALLL.

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $170 million at March 31, 2013. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $48 million at March 31, 2013. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 49: Changes in Allowance for Credit Losses

	For the three months ended March 31,
($ in millions)	2013	2012
ALLL:
Balance, beginning of period	$1,854	2,255
Losses charged off	(168)	(253)
Recoveries of losses previously charged off	35	33
Provision for loan and lease losses	62	91

Balance, end of period	$1,783	2,126

Reserve for unfunded commitments:
Balance, beginning of period	$179	181
Provision for unfunded commitments	(11)	(2)

Balance, end of period	$168	179

Certain inherent but unconfirmed losses are probable within the loan and lease portfolio. The Bancorp’s current methodology for determining the level of losses is based on historical loss rates, current credit grades, specific allocation on impaired commercial credits above specified thresholds and restructured residential mortgage and consumer loans and other qualitative adjustments. Due to the heavy reliance on realized historical losses and the credit grade rating process, the model-derived estimate of ALLL tends to slightly lag behind the deterioration in the portfolio in a stable or deteriorating credit environment, and tend not to be as responsive when improved conditions have presented themselves. Given these model limitations, the qualitative adjustment factors may be incremental or decremental to the quantitative model results.

An unallocated component to the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.13% at March 31, 2013 and December 31, 2012. The unallocated allowance was six percent of the total allowance as of March 31, 2013 and December 31, 2012.

As shown in Table 50, the ALLL as a percent of portfolio loan and leases was 2.08% at March 31, 2013 compared to 2.16% at December 31, 2012. The ALLL was $1.8 billion as of March 31, 2013 compared to $1.9 billion as of December 31, 2012. The decrease from December 31, 2012 is reflective of a number of factors including decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases and improvement in underlying loss trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 50: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

($ in millions)	March 31, 2013	December 31, 2012
Allowance attributed to:
Commercial and industrial loans	$787	802
Commercial mortgage loans	319	333
Commercial construction loans	24	33
Commercial leases	61	68
Residential mortgage loans	212	229
Home equity	144	143
Automobile loans	26	28
Credit card	88	87
Other consumer loans and leases	14	20
Unallocated	108	111

Total ALLL	$1,783	1,854

Portfolio loans and leases:
Commercial and industrial loans	$36,757	36,038
Commercial mortgage loans	8,766	9,103
Commercial construction loans	694	698
Commercial leases	3,568	3,549
Residential mortgage loans	12,091	12,017
Home equity	9,727	10,018
Automobile loans	11,741	11,972
Credit card	2,043	2,097
Other consumer loans and leases	289	290

Total portfolio loans and leases	$85,676	85,782

Attributed allowance as a percent of respective portfolio loans and leases:
Commercial and industrial loans	2.14%	2.23
Commercial mortgage loans	3.64	3.66
Commercial construction loans	3.46	4.73
Commercial leases	1.71	1.92
Residential mortgage loans	1.75	1.91
Home equity	1.48	1.43
Automobile loans	0.22	0.23
Credit card	4.31	4.15
Other consumer loans and leases	4.84	6.90
Unallocated (as a percent of total portfolio loans and leases)	0.13	0.13

Attributed allowance as a percent of total portfolio loans and leases	2.08%	2.16

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

The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over 12 month and 24 month horizons assuming a 100 bps and 200 bps parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses at March 31, 2013 and 2012. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of March 31:

TABLE 51: Estimated NII Sensitivity Profile

	2013				2012
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	2.30%	8.23	(4.00)	(6.00)	1.00%	5.09	(5.00)	(7.00)
+ 100	1.19	4.20	—	—	0.46	2.36	—	—

At March 31, 2013, the Bancorp’s interest rate risk profile reflects a change to a more asset sensitive position in year one and year two compared to March 31, 2012. The higher asset sensitivity at March 31, 2013 compared to March 31, 2012 is the result of core deposit balance growth and the impact of a decline in market interest rates. These impacts were partially offset by an increase in fixed-rate loan balances and less outstanding fixed-rate debt.

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

The following table shows the Bancorp’s EVE sensitivity profile as of March 31:

TABLE 52: Estimated EVE Sensitivity Profile

	2013		2012
Change in Interest Rates (bps)	Change in EVE	ALCO Policy Limit	Change in EVE	ALCO Policy Limit
+ 200	0.21%	(12.00)	1.92%	(15.00)
+ 100	0.64		1.40
+ 25	0.30		0.35
- 25	(0.50)		(0.33)

The EVE at risk profile suggests a slight positive impact from market rate increases of +25 bps through the +200 bps scenarios for 2013. The EVE at risk reported at March 31, 2013 for the +200 basis points scenario shows a change to a less asset sensitive position compared to March 31, 2012. The primary factors contributing to the change are growth in fixed-rate loan balances, less outstanding fixed-rate debt and less asset sensitive MSR risk profile. These impacts were partially offset by the decline in market interest rates between March 31, 2012 and March 31, 2013 and core deposit balance growth.

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

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of March 31, 2013.

TABLE 53: Portfolio Loan and Lease Contractual Maturities

As of March 31, 2013 ($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$9,549	25,057	2,151	36,757
Commercial mortgage loans	4,152	4,094	520	8,766
Commercial construction loans	309	360	25	694
Commercial leases	648	1,610	1,310	3,568

Subtotal - commercial loans and leases	14,658	31,121	4,006	49,785

Residential mortgage loans	3,147	4,757	4,187	12,091
Home equity	1,444	5,421	2,862	9,727
Automobile loans	4,718	6,796	227	11,741
Credit card	581	1,462	—	2,043
Other consumer loans and leases	242	45	2	289

Subtotal - consumer loans and leases	10,132	18,481	7,278	35,891

Total	$24,790	49,602	11,284	85,676

Additionally, the following table displays a summary of expected principal cash flows occurring after one year for both fixed and floating/adjustable rate loans as of March 31, 2013.

TABLE 54: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
As of March 31, 2013 ($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,715	23,493
Commercial mortgage loans	1,197	3,417
Commercial construction loans	18	367
Commercial leases	2,920	—

Subtotal - commercial loans and leases	7,850	27,277

Residential mortgage loans	6,531	2,413
Home equity	997	7,286
Automobile loans	6,977	46
Credit card	621	841
Other consumer loans and leases	32	15

Subtotal - consumer loans and leases	15,158	10,601

Total	$23,008	37,878

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $766 million and $697 million as of March 31, 2013 and December 31, 2012, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates increased slightly during both the first quarter of 2013 and the same period in the prior year. This caused modeled prepayments speeds to slow, which led to a recovery of $49 million in temporary impairment on servicing rights during the three months ended March 31, 2013 compared to a recovery of $11 million in temporary impairment on servicing rights during the three months ended March 31, 2012. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the mortgage servicing rights valuation, the Bancorp recognized net losses of $6 million on its non-qualifying hedging strategy for the three months ended March 31, 2013, compared to net gains of $4 million for the three months ended March 31, 2012. Net gains on the sale of securities related to the Bancorp’s non-qualifying hedging strategy were $2 million in the first quarter of 2013. No net gains or losses on the sale of securities were recognized in the same period in 2012. During the fourth quarter of 2011, the Bancorp assessed the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Based on this review, the Bancorp adjusted its MSR hedging strategy to exclude the hedging of MSRs related to certain mortgage loans originated in 2008 and prior, representing approximately 13% of the carrying value of the MSR portfolio as of March 31, 2013. The prepayment behavior of these loans is expected to be less sensitive to changes in interest rates as tighter industry underwriting standards, borrower credit characteristics and home price values have had a greater impact on prepayment speeds. Thus, the predictive power of traditional prepayment models that are based solely on the historical dependency of prepayment speeds on market interest rates may not be reliable for these loans. As a result, the Bancorp has considered these additional factors as it models prepayment speeds when valuing the MSRs. The Bancorp utilizes valuation opinions from servicing brokers, peer surveys and its historical prepayment experience in validating the modeled prepayment speeds utilized in the fair value measurement of the MSRs. As these additional factors have had an impact on prepayment speeds, the effectiveness of traditional hedging strategies utilizing benchmark interest rate based derivatives has been reduced. In addition to the market factors that impact prepayment speeds, the Bancorp is exposed to prepayment risk on these loans in the event borrowers refinance at higher than expected levels due to government intervention or other factors. The Bancorp continues to monitor the performance of these MSRs and may decide to hedge this portion of the MSR portfolio in future periods. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2013 and December 31, 2012 was $554 million and $549 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

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

Projected contractual maturities from loan and lease repayments are included in Table 53 of the Market Risk Management section of MD&A. Of the $15.3 billion of securities in the Bancorp’s available-for-sale portfolio at March 31, 2013, $2.5 billion in principal and interest is expected to be received in the next 12 months and an additional $1.6 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, see the Securities section of MD&A.

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

FNMA guidelines are sold for cash upon origination. Additional assets such as residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the three months ended March 31, 2013 and 2012, the Bancorp sold loans totaling $7.4 billion and $6.9 billion, respectively. For further information on the transfer of financial assets, see Note 9 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 81% of its average total assets for the first quarter of 2013 and 80% for the first quarter of 2012. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under the SEC rules. As of March 31, 2013, $5.6 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations; however, access to these markets may depend on market conditions. Additionally the Bancorp has approximately $38.6 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

In February of 2013, the Bancorp’s banking subsidiary updated and amended its existing global bank note program to increase the capacity from $20 billion to $25 billion. On February 28, 2013, the Bank issued and sold, under its amended bank notes program, $1.3 billion in aggregate principal amount of bank notes. The bank notes consisted of: $600 million of 1.45% senior fixed rate notes with a maturity of five years due February 28, 2018; $400 million of 0.90% senior fixed rate notes with a maturity of three years due February 26, 2016; and $300 million of senior floating rate notes. Interest on the floating rate notes is 3-month LIBOR plus 41 basis points, with a maturity of three years due February 26, 2016. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the redemption date. The Bank has $22.7 billion of funding available for issuance under the global bank note program as of March 31, 2013.

In March of 2013, the Bancorp recognized an immaterial loss on the securitization and sale of certain automobile loans with a carrying amount of approximately $509 million. The Bancorp utilized a securitization trust to facilitate the securitization process. The trust issued asset-backed securities in the form of notes and equity certificates, with varying levels of credit subordination and payment priority. The Bancorp does not hold any of the notes or equity certificates issued by the trust, and the investors in these securities have no credit recourse to the Bancorp’s assets for failure of debtors to pay when due. As part of the sale, the Bancorp obtained servicing responsibilities and recognized a servicing asset with an initial fair value of $6 million.

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

The Bancorp’s credit ratings are summarized in Table 55. The ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. *

* As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 55: Agency Ratings

As of May 9, 2013	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1 (low)
Senior debt	Baa1	BBB	A-	A (low)
Subordinated debt	Baa2	BBB-	BBB+	BBBH
Fifth Third Bank:
Short-term	P-2	A-2	F1	R-1 (low)
Long-term deposit	A3	No rating	A	A
Senior debt	A3	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	A (low)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL MANAGEMENT

Management regularly reviews the Bancorp’s capital levels to help ensure it is appropriately positioned under various operating environments. The Bancorp has established a Capital and Liquidity Committee, which is responsible for all capital related decisions. The Capital Committee makes recommendations to management involving capital actions. These recommendations are reviewed and approved by the ERMC.

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

The Dodd-Frank Act requires more stringent prudential standards, including capital and liquidity requirements, for larger institutions. It addresses the quality of capital components by limiting the degree to which certain hybrid instruments can be included. The Dodd-Frank Act will phase out the inclusion of certain TruPS as a component of Tier I risk-based capital when the banking agencies implement the proposed enhancement to the regulatory capital framework. At March 31, 2013, the Bancorp’s Tier I risk-based capital included $810 million of TruPS representing approximately 74 bps of risk-weighted assets.

In December of 2010 and revised in June of 2011, the Basel Committee on Banking Supervision issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. The Bancorp continues to evaluate these proposals and their potential impact. The banking agencies closed the comment period for the NPR on Basel III on October 22, 2012 and have not implemented any final ruling to date. Its current estimate of the pro-forma fully phased in Tier I common equity ratio at March 31, 2013 under the proposed capital rules is approximately 8.91%* compared with 9.70% as calculated under the existing Basel I capital framework. The primary drivers of the change from the existing Basel I capital framework to the Basel III proposal are an increase in Tier I common equity of approximately 36 bps (primarily from including AOCI) which would be more than offset by the impact of increases in risk-weighted assets (primarily from 1-4 family senior and junior lien residential mortgages and commitments with an original maturity of one year or less). The pro-forma Tier I common equity ratio exceeds the proposed minimum Tier I common equity ratio of 7% comprised of a minimum of 4.5% plus a capital conservation buffer of 2.5%. The pro-forma Tier I common equity ratio does not include the effect of any mitigating actions the Bancorp may undertake to offset the impact of the proposed capital enhancements. For further discussion on the Basel I and Basel III Tier I common equity ratios, see the Non-GAAP Financial Measures section of MD&A.

* The pro forma Tier I common equity ratio is management’s estimate based upon its current interpretation of the three draft Federal Register notices proposing enhancements to regulatory capital requirements published in June of 2012. The actual impact to the Bancorp’s Tier I common equity ratio may change significantly due to further clarification of the agencies’ proposals or revisions to the agencies’ final rules, which remain subject to public comment.

Market Risk Rule

On June 7, 2012, banking agencies approved a final rule effective January 1, 2013, known as “Risk-Based Capital Guidelines: Market Risk,” to implement enhancements to the market risk framework adopted by the Basel Committee. The final rule, which the Bancorp is subject to, requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities. The rule introduces new measures of market risk, establishes a charge related to stressed VaR for covered trading positions and replaces references to credit ratings in the market risk rules with alternative methodologies for assessing risk. The intention of the rule is to better capture positions for which the market risk capital rule is appropriate, reduce procyclicality in market risk capital requirements, enhance sensitivity to risks that are not adequately captured by the current regulatory methodologies and increase transparency through enhanced disclosures. The market risk final rule had an impact of a 1 bp decrease in the Bancorp’s Tier I and Total risk-based capital ratios and was immaterial to the Tier I common equity ratio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 56: Capital Ratios

($ in millions)	March 31, 2013	December 31, 2012
Average equity as a percent of average assets	11.38%	11.65
Tangible equity as a percent of tangible assets(a)	9.36	9.17
Tangible common equity as a percent of tangible assets(a)	9.03	8.83

Tier I capital	$11,878	11,685
Total risk-based capital	15,730	15,816
Risk-weighted assets(b)	109,626	109,699

Regulatory capital ratios:
Tier I capital	10.83%	10.65
Total risk-based capital	14.35	14.42
Tier I leverage	10.03	10.05
Tier I common equity(a)	9.70	9.51

(a)	For further information on these ratios, see the Non-GAAP Financial Measures section of MD&A.
(b)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

2013 Stress Tests and CCAR

The FRB launched the 2013 stress testing program and CCAR on November 9, 2012. The CCAR requires bank holding companies to submit a capital plan in addition to their stress testing results. The mandatory elements of the capital plan are an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy. The stress testing results and capital plan were submitted by the Bancorp to the FRB on January 7, 2013 covering the period from April 1, 2013 to March 31, 2014.

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

On March 14, 2013 the Bancorp announced the FRB’s response to the capital plan it submitted as part of the 2013 CCAR. The FRB indicated that it did not object to the following capital actions for the period beginning April 1, 2013 and ending March 31, 2014:

•	Increase in the quarterly common stock dividend to $0.12 per share;
•	Repurchase of up to $750 million in TruPS subject to the determination of a regulatory capital event and replacement with the issuance of a similar amount of Tier II-qualifying subordinated debt;
•

Conversion of the $398 million in outstanding Series G 8.5% convertible preferred stock into approximately 35.5 million common shares issued to the holders. If this conversion were to occur, the Bancorp would intend to repurchase the common shares issued in the conversion up to $550 million in market value, and issue $550 million in preferred stock;

•	Repurchase of common shares in an amount up to $984 million, including any shares issued in a Series G preferred stock conversion; and
•	Issuance of an additional $500 million in preferred stock.

The capital plan also included the assumption that the Bancorp would issue approximately 3.5 million shares in restricted stock under employee compensation plans in 2013. In addition, the Bancorp intends to make incremental repurchases of common shares in the amount of any after-tax gains from the sale of Vantiv, Inc. common stock. The above potential capital actions are subject to Board approval and other factors including regulatory developments and market conditions.

Additionally, as a CCAR institution, the Bancorp is required to disclose its own estimates of results under the supervisory severely adverse scenario, and to provide information related to risks included in its stress testing; a summary description of the methodologies used; estimates of aggregate pre-provision net revenue, losses, provisions and pro forma capital ratios at the end of the forward-looking planning horizon of at least nine quarters; and an explanation of the most significant causes of changes in regulatory capital ratios. On March 14, 2013 the Bancorp publicly disclosed the results of its company-run stress test in a Form 8-K as required by the Dodd-Frank Act stress testing rules.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.11 and $0.08 for the three months ended March 31, 2013 and 2012, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On November 6, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 7,710,761 shares, or approximately $125 million, of its outstanding common stock on November 9, 2012. The Bancorp repurchased the shares as part of its 100 million share repurchase program announced in August of 2012. As part of this transaction and all subsequent accelerated share repurchases, the Bancorp entered into a forward contract in which the final number of shares to be delivered at settlement of the accelerated share repurchase transaction will be based generally on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. The accelerated share repurchase was treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. At settlement of the forward contract on February 12, 2013, the Bancorp received an additional 657,914 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

Following the sale of a portion of the Bancorp’s shares of Class A Vantiv, Inc. common stock, the Bancorp entered into an accelerated share repurchase transaction on December 14, 2012 with a counterparty pursuant to which the Bancorp purchased 6,267,410 shares, or approximately $100 million, of its outstanding common stock on December 19, 2012. The Bancorp repurchased the shares of its common stock as part of its previously announced 100 million share repurchase program in August of 2012. At settlement of the forward contract on February 27, 2013, the Bancorp received an additional 127,760 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

On January 28, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 6,953,028 shares, or approximately $125 million of its outstanding common stock on January 31, 2013. The Bancorp repurchased the shares of its common stock as part of its previously announced 100 million share repurchase program. This repurchase transaction concluded the $600 million of common share repurchases not objected to by the FRB in the 2012 CCAR process. At settlement of the forward contract on April 5, 2013, the Bancorp received an additional 849,037 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

As a result of the FRB’s non-objection to the Bancorp’s capital plan under the 2013 CCAR process, on March 19, 2013, Fifth Third’s Board of Directors authorized the Bancorp to repurchase up to 100 million shares of its outstanding common stock in the open market or in privately negotiated transactions, and to utilize any derivative or similar instrument to affect share repurchase transactions. This share repurchase authorization replaces the Board’s previous authorization.

TABLE 57: Share Repurchases

Period	Total Number of Shares Purchases(a)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	6,953,028	$16.02		6,953,028	56,093,654
February 1, 2013 - February 28, 2013	785,674	—	(b)	785,674	55,307,980
March 1, 2013 - March 31, 2013(c)	—	—		—	100,000,000

Total	7,738,702	$16.02		7,738,702	100,000,000

(a)	The Bancorp repurchased 286,706 shares during the first quarter of 2013 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	Shares received from the counterparty as final settlement of the Repurchase Agreements.
(c)	In March 2013, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date.

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

Residential Mortgage Loan Sales

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Such provisions include the loan’s compliance with applicable loan criteria, including certain documentation standards per agreements with unrelated third parties. Additional reasons for the Bancorp having to repurchase the loans include compliance with collateral appraisal standards, fraud related to the loan application and the rescission of mortgage insurance. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of March 31, 2013 and December 31, 2012, the Bancorp maintained reserves related to these loans sold with the representation and warranty recourse provisions totaling $112 million and $110 million, respectively, which were included in other liabilities in the Bancorp’s Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2013 and 2012, the Bancorp paid $13 million and $8 million, respectively, in the form of make whole payments and repurchased $30 million and $27 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended March 31, 2013 and 2012 were $67 million and $94 million, respectively. Total outstanding repurchase demand inventory was $47 million at March 31, 2013 compared to $67 million at December 31, 2012.

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $630 million and $662 million at March 31, 2013 and December 31, 2012, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $21 million at March 31, 2013 and $20 million at December 31, 2012 recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

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

The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $56 million at March 31, 2013 and $58 million at December 31, 2012. As of March 31, 2013 and December 31, 2012, the Bancorp maintained a reserve of $16 million and $18 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. In 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

Automobile Loan Securitization

In March of 2013, the Bancorp recognized an immaterial loss on the securitization and sale of certain automobile loans with a carrying amount of approximately $509 million. The Bancorp utilized a securitization trust to facilitate the securitization process. The trust issued asset-backed securities in the form of notes and equity certificates, with varying levels of credit subordination and payment priority. The Bancorp does not hold any of the notes or equity certificates issued by the trust, and the investors in these securities have no credit recourse to the Bancorp’s assets for failure of debtors to pay when due. As part of the sale, the Bancorp obtained servicing responsibilities and recognized a servicing asset with an initial fair value of $6 million. For further information on this automobile securitization, see Note 9 of the Notes to Condensed Consolidated Financial Statements.

Quantitative and Qualitative Disclosure about Market Risk (Item 3)

Information presented in the Market Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Controls and Procedures (Item 4)

The Bancorp conducted an evaluation, under the supervision and with the participation of the Bancorp’s management, including the Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on the foregoing, as of the end of the period covered by this report, the Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that the Bancorp’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Bancorp files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and information is accumulated and communicated to the Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Bancorp’s management also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Bancorp’s internal control over financial reporting. Based on this evaluation, there has been no such change during the period covered by this report.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$2,186	2,441
Available-for-sale and other securities(b)	15,263	15,207
Held-to-maturity securities(c)	283	284
Trading securities	218	207
Other short-term investments	2,286	2,421
Loans held for sale(d)	2,691	2,939
Portfolio loans and leases:
Commercial and industrial loans	36,757	36,038
Commercial mortgage loans(a)	8,766	9,103
Commercial construction loans	694	698
Commercial leases	3,568	3,549
Residential mortgage loans(e)	12,091	12,017
Home equity	9,727	10,018
Automobile loans	11,741	11,972
Credit card	2,043	2,097
Other consumer loans and leases	289	290

Portfolio loans and leases	85,676	85,782
Allowance for loan and lease losses(a)	(1,783)	(1,854)

Portfolio loans and leases, net	83,893	83,928
Bank premises and equipment	2,540	2,542
Operating lease equipment	598	581
Goodwill	2,416	2,416
Intangible assets	25	27
Servicing rights	772	697
Other assets(a)	8,211	8,204

Total Assets	$121,382	121,894

Liabilities
Deposits:
Demand	$30,027	30,023
Interest checking	23,175	24,477
Savings	19,339	19,879
Money market	8,613	6,875
Other time	3,909	4,015
Certificates - $100,000 and over	5,472	3,284
Foreign office and other	1,089	964

Total deposits	91,624	89,517
Federal funds purchased	386	901
Other short-term borrowings	2,439	6,280
Accrued taxes, interest and expenses	1,599	1,708
Other liabilities	3,094	2,639
Long-term debt	8,320	7,085

Total Liabilities	107,462	108,130

Equity
Common stock(f)	2,051	2,051
Preferred stock(g)	398	398
Capital surplus	2,782	2,758
Retained earnings	9,084	8,768
Accumulated other comprehensive income	333	375
Treasury stock	(766)	(634)

Total Bancorp shareholders’ equity	13,882	13,716
Noncontrolling interests	38	48

Total Equity	13,920	13,764

Total Liabilities and Equity	$121,382	121,894

(a)	Includes $50 and $50 of commercial mortgage loans, $(13) and $(5) of ALLL, $1 and $3 of other assets from consolidated VIEs that are included in their respective captions above at March 31, 2013 and December 31, 2012, respectively. See Note 8.
(b)	Amortized cost of $14,652 and $14,571 at March 31, 2013 and December 31, 2012, respectively.
(c)	Fair value of $283 and $284 at March 31, 2013 and December 31, 2012, respectively.
(d)	Includes $2,560 and $2,856 of residential mortgage loans held for sale measured at fair value at March 31, 2013 and December 31, 2012, respectively.
(e)	Includes $81 and $76 of residential mortgage loans measured at fair value at March 31, 2013 and December 31, 2012, respectively.
(f)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2013 – 874,644,725 (excludes 49,247,856 treasury shares), December 31, 2012 – 882,152,057 (excludes 41,740,524 treasury shares).
(g)	454,000 shares of undesignated no par value preferred stock are authorized and unissued; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 16,450 issued and outstanding at March 31, 2013 and December 31, 2012.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended March 31,
($ in millions, except per share data)	2013	2012
Interest Income
Interest and fees on loans and leases	$882	898
Interest on securities	112	141
Interest on other short-term investments	1	1

Total interest income	995	1,040
Interest Expense
Interest on deposits	50	58
Interest on other short-term borrowings	3	1
Interest on long-term debt	54	83

Total interest expense	107	142

Net Interest Income	888	898
Provision for loan and lease losses	62	91

Net Interest Income After Provision for Loan and Lease Losses	826	807
Noninterest Income
Mortgage banking net revenue	220	204
Service charges on deposits	131	129
Investment advisory revenue	100	96
Corporate banking revenue	99	97
Card and processing revenue	65	59
Other noninterest income	109	175
Securities gains, net	17	9
Securities gains, net - non-qualifying hedges on mortgage servicing rights	2	—

Total noninterest income	743	769
Noninterest Expense
Salaries, wages and incentives	399	399
Employee benefits	114	112
Net occupancy expense	79	77
Technology and communications	49	47
Card and processing expense	31	30
Equipment expense	28	27
Other noninterest expense	278	281

Total noninterest expense	978	973

Income Before Income Taxes	591	603
Applicable income tax expense	179	173

Net Income	412	430
Less: Net income attributable to noncontrolling interests	(10)	—

Net Income Attributable to Bancorp	422	430
Dividends on preferred stock	9	9

Net Income Available to Common Shareholders	$413	421

Earnings Per Share	$0.47	0.46
Earnings Per Diluted Share	$0.46	0.45

Average common shares - basic	870,923,074	915,225,816
Average common shares - diluted	913,163,262	957,415,527
Cash dividends declared per share	$0.11	0.08

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended March 31,
($ in millions)	2013	2012
Net income	$412	430
Other comprehensive loss, net of tax:
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities arising during period	(36)	7
Reclassification adjustment for net losses (gains) included in net income	5	(5)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains on cash flow hedge derivatives arising during period	1	6
Reclassification adjustment for net gains included in net income	(14)	(13)
Defined benefit pension plans:
Net actuarial loss arising during period	2	3

Other comprehensive loss	(42)	(2)
Comprehensive income	370	428
Less: Comprehensive income attributable to noncontrolling interests	(10)	—

Comprehensive income attributable to Bancorp	$380	428

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2011	$2,051	398	2,792	7,554	470	(64)	13,201	50	13,251
Net income				430			430	—	430
Other comprehensive loss					(2)		(2)		(2)
Cash dividends declared:
Common stock at $0.08 per share				(74)			(74)		(74)
Preferred stock				(9)			(9)		(9)
Stock-based compensation expense			14				14		14
Stock-based awards issued or exercised, including treasury shares issued			(1)			1	—		—
Restricted stock grants			(1)			1	—		—
Other			(1)	1			—		—

Balance at March 31, 2012	2,051	398	2,803	7,902	468	(62)	13,560	50	13,610

Balance at December 31, 2012	2,051	398	2,758	8,768	375	(634)	13,716	48	13,764
Net income				422			422	(10)	412
Other comprehensive loss					(42)		(42)		(42)
Cash dividends declared:
Common stock at $0.11 per share				(96)			(96)		(96)
Preferred stock				(9)			(9)		(9)
Shares acquired for treasury			10			(135)	(125)		(125)
Stock-based compensation expense			17				17		17
Stock-based awards issued or exercised, including treasury shares issued			(1)			1	—		—
Restricted stock grants			(2)			2	—		—
Other				(1)			(1)		(1)

Balance at March 31, 2013	2,051	398	2,782	9,084	333	(766)	13,882	38	13,920

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended March 31,
($ in millions)	2013	2012
Operating Activities
Net income	$412	430
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	62	91
Depreciation, amortization and accretion	137	128
Stock-based compensation expense	17	19
Provision for deferred income taxes	37	50
Securities gains	(43)	(9)
Securities gains – non-qualifying hedges on mortgage servicing rights	(2)	—
Securities losses	26	—
Recovery of MSR impairment	(49)	(11)
Net gains on sales of loans and fair value adjustments on loans held for sale	(141)	1
Capitalized servicing rights	(79)	(121)
Proceeds from sales of loans held for sale	7,097	7,029
Loans originated for sale, net of repayments	(6,078)	(5,646)
Dividends representing return on equity method investments	4	11
Gain on Vantiv, Inc. IPO	—	(115)
Net change in:
Trading securities	(9)	(16)
Other assets	(533)	88
Accrued taxes, interest and expenses	(120)	(120)
Other liabilities	487	86

Net Cash Provided by Operating Activities	1,225	1,895

Investing Activities
Sales:
Available-for-sale securities	2,215	231
Loans	552	57
Disposal of bank premises and equipment	3	—
Repayments / maturities:
Available-for-sale securities	910	1,076
Purchases:
Available-for-sale securities	(2,906)	(2,046)
Bank premises and equipment	(61)	(95)
Proceeds from sale and dividends representing return of equity method investments	74	39
Net change in:
Other short-term investments	135	153
Loans and leases	(1,208)	(1,395)
Operating lease equipment	(30)	(8)

Net Cash Used in Investing Activities	(316)	(1,988)

Financing Activities
Net change in:
Core deposits	(2)	(51)
Certificates - $100,000 and over, including other foreign office	2,109	133
Federal funds purchased	(515)	(27)
Other short-term borrowings	(3,841)	(363)
Dividends paid on common shares	(88)	(74)
Dividends paid on preferred shares	—	(9)
Proceeds from issuance of long-term debt	1,300	500
Repayment of long-term debt	(2)	(444)
Repurchase of treasury shares and related forward contract	(125)	—

Net Cash Used in Financing Activities	(1,164)	(335)

Decrease in Cash and Due from Banks	(255)	(428)
Cash and Due from Banks at Beginning of Period	2,441	2,663

Cash and Due from Banks at End of Period	$2,186	2,235

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the financial position as of March 31, 2013, the results of operations and comprehensive income for the three months ended March 31, 2013 and 2012, the cash flows for the three months ended March 31, 2013 and 2012 and the changes in equity for the three months ended March 31, 2013 and 2012. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the latest annual financial statements. The results of operations and comprehensive income for the three months ended March 31, 2013 and 2012 and the cash flows and changes in equity for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2012 has been derived from the annual audited Consolidated Financial Statements of the Bancorp.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to noncash investing and financing activities are presented in the following table for the three months ended March 31:

($ in millions)	2013	2012
Cash payments:
Interest	$122	150
Income taxes	34	48
Transfers:

Portfolio loans to held for sale loans	590	17
Held for sale loans to portfolio loans	12	57
Portfolio loans to OREO	64	80
Held for sale loans to OREO	3	3

3. Accounting and Reporting Developments

Disclosures about Offsetting Assets and Liabilities

In December 2011, and clarified in January 2013, the FASB issued amended guidance related to disclosures about offsetting assets and liabilities. The amended guidance requires the Bancorp to disclose both gross information and net information about financial instruments, including derivatives, and transactions eligible for offset in the Condensed Consolidated Balance Sheets as well as financial instruments and transactions subject to agreements similar to a master netting arrangement. The amended guidance is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The amended guidance was adopted by the Bancorp on January 1, 2013 and the required disclosures are included in Note 11.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued amended guidance related to amounts reclassified out of AOCI. The amended guidance requires the Bancorp to present, either on the face of the Condensed Consolidated Statements of Income or in the Notes to Condensed Consolidated Financial Statements, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety, the Bancorp is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amended guidance is effective prospectively for reporting periods beginning after December 15, 2012 and was adopted by the Bancorp on January 1, 2013. The required disclosures are included in Note 17.

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date

In February 2013, the FASB issued amended guidance relating to the measurement of obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. For the total amount of an obligation under an arrangement to be considered fixed at the reporting date, there can be no measurement uncertainty relating to the total amount of the obligation. The obligation resulting from joint and several liability arrangements would be measured initially as the sum of 1) the amount the Bancorp has agreed to pay on the basis of its arrangement among its co-obligors and 2) any additional amount the Bancorp expects to pay on

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

behalf of its co-obligors. The amended guidance also would require the Bancorp to disclose the nature and amount of the obligation as well as information about the risks that such obligations pose to future cash flows. The amended guidance is effective for reporting periods beginning after December 15, 2013 and will be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of the fiscal year of adoption. The Bancorp is currently in the process of evaluating the impact of adopting the amended guidance, but does not expect the impact to be material to the Bancorp’s Condensed Consolidated Financial Statements.

4. Securities

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and other and held-to-maturity securities portfolios as of:

March 31, 2013 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$41	—	—	41
U.S. Government sponsored agencies	1,729	170	—	1,899
Obligations of states and political subdivisions	202	10	—	212
Agency mortgage-backed securities(a)	8,534	314	(4)	8,844
Other bonds, notes and debentures	3,087	122	(8)	3,201
Other securities(b)	1,059	7	—	1,066

Total	$14,652	623	(12)	15,263

Held-to-maturity:
Obligations of states and political subdivisions	$282	—	—	282
Other debt securities	1	—	—	1

Total	$283	—	—	283

December 31, 2012 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$41	—	—	41
U.S. Government sponsored agencies	1,730	181	—	1,911
Obligations of states and political subdivisions	203	9	—	212
Agency mortgage-backed securities(a)	8,403	345	(18)	8,730
Other bonds, notes and debentures	3,161	119	(3)	3,277
Other securities(b)	1,033	3	—	1,036

Total	$14,571	657	(21)	15,207

Held-to-maturity:
Obligations of states and political subdivisions	$282	—	—	282
Other debt securities	2	—	—	2

Total	$284	—	—	284

(a)	Includes interest-only mortgage backed securities of $456 and $408 as of March 31, 2013 and December 31, 2012, respectively, recorded at fair value with fair value changes recorded in securities gains, net and securities gains, net-non-qualifying hedges on mortgage servicing rights in the Condensed Consolidated Statements of Income.
(b)	Other securities consist of FHLB and FRB restricted stock holdings of $497 and $347, respectively, at March 31, 2013 and December 31, 2012, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	For the three months ended March 31,
($ in millions)	2013	2012
Realized gains	$18	7
Realized losses	(25)	—

Net realized (losses) gains	$(7)	7

Net unrealized gains on interest-only mortgage backed securities were $24 million for the three months ending March 31, 2013.

Trading securities totaled $218 million as of March 31, 2013, compared to $207 million at December 31, 2012. Gross realized gains and gross realized losses on trading securities were immaterial to the Bancorp for the three months ended March 31, 2013 and 2012. Net unrealized gains on trading securities were $2 million at March 31, 2013 and 2012.

At March 31, 2013 and December 31, 2012, securities with a fair value of $10.9 billion and $12.6 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The expected maturity distribution of the Bancorp’s agency mortgage-backed securities and the contractual maturity distribution of the Bancorp’s available-for-sale and other and held-to-maturity securities as of March 31, 2013 are shown in the following table:

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Under 1 year	$610	623	85	85
1-5 years	8,717	9,150	172	172
5-10 years	2,146	2,220	21	21
Over 10 years	2,120	2,204	5	5
Other securities	1,059	1,066	—	—

Total	$14,652	15,263	283	283

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
Agency mortgage-backed securities	$898	(4)	—	—	898	(4)
Other bonds, notes and debentures	216	(7)	60	(1)	276	(8)
Other securities	16	—	—	—	16	—

Total	$1,130	(11)	60	(1)	1,190	(12)

December 31, 2012
Agency mortgage-backed securities	$1,784	(18)	—	—	1,784	(18)
Other bonds, notes and debentures	454	(3)	—	—	454	(3)
Other securities	1	—	—	—	1	—

Total	$2,239	(21)	—	—	2,239	(21)

Other-Than-Temporary Impairments

During the three months ended March 31, 2013 and 2012, the Bancorp did not recognize OTTI on any of its available-for-sale debt or equity securities or its held-to-maturity debt securities. Less than one percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities at March 31, 2013 and December 31, 2012.

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

The following table provides a summary of the total loans and leases classified by primary purpose as of:

($ in millions)	March 31, 2013	December 31, 2012
Loans and leases held for sale:
Commercial and industrial loans	$25	39
Commercial mortgage loans	11	13
Commercial construction loans	5	9
Residential mortgage loans	2,622	2,856
Other consumer loans and leases	28	22

Total loans and leases held for sale	$2,691	2,939

Portfolio loans and leases:
Commercial and industrial loans	$36,757	36,038
Commercial mortgage loans	8,766	9,103
Commercial construction loans	694	698
Commercial leases	3,568	3,549

Total commercial loans and leases	49,785	49,388

Residential mortgage loans	12,091	12,017
Home equity	9,727	10,018
Automobile loans	11,741	11,972
Credit card	2,043	2,097
Other consumer loans and leases	289	290

Total consumer loans and leases	35,891	36,394

Total portfolio loans and leases	$85,676	85,782

Total portfolio loans and leases are recorded net of unearned income, which totaled $736 million as of March 31, 2013 and $758 million as of December 31, 2012. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated at fair value upon origination) which totaled a net premium of $86 million and $73 million as of March 31, 2013 and December 31, 2012, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $12.6 billion and $12.7 billion at March 31, 2013 and December 31, 2012, respectively, pledged at the FHLB, and loans of $33.1 billion and $30.9 billion at March 31, 2013 and December 31, 2012, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	Balance		90 Days Past Due and Still Accruing
($ in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Commercial and industrial loans	$36,782	36,077	$1	1
Commercial mortgage loans	8,777	9,116	—	22
Commercial construction loans	699	707	—	1
Commercial leases	3,568	3,549	—	—
Residential mortgage loans	14,713	14,873	74	75
Home equity	9,727	10,018	53	58
Automobile loans	11,741	11,972	7	8
Credit card	2,043	2,097	29	30
Other consumer loans and leases	317	312	—	—

Total loans and leases	$88,367	88,721	$164	195

Less: Loans held for sale	$2,691	2,939

Total portfolio loans and leases	$85,676	85,782

The following table presents a summary of net charge-offs:

	For the three months ended March 31,
($ in millions)	2013	2012
Commercial and industrial loans	$25	54
Commercial mortgage loans	26	30
Commercial construction loans	3	18
Residential mortgage loans	20	37
Home equity	30	46
Automobile loans	4	9
Credit card	20	20
Other consumer loans and leases	5	6

Total loans and leases	$133	220

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended March 31, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,236	229	278	111	1,854
Losses charged off	(68)	(22)	(78)	—	(168)
Recoveries of losses previously charged off	14	2	19	—	35
Provision for loan and lease losses	9	3	53	(3)	62

Balance, end of period	$1,191	212	272	108	1,783

For the three months ended March 31, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,527	227	365	136	2,255
Losses charged off	(117)	(38)	(98)	—	(253)
Recoveries of losses previously charged off	15	1	17	—	33
Provision for loan and lease losses	(1)	43	57	(8)	91

Balance, end of period	$1,424	233	341	128	2,126

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of March 31, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$75	132	64	—	271
Collectively evaluated for impairment	1,116	79	208	—	1,403
Loans acquired with deteriorated credit quality	—	1	—	—	1
Unallocated	—	—	—	108	108

Total ALLL	$1,191	212	272	108	1,783

Loans and leases:(b)
Individually evaluated for impairment	$901	1,312	545	—	2,758
Collectively evaluated for impairment	48,883	10,692	23,255	—	82,830
Loans acquired with deteriorated credit quality	1	6	—	—	7

Total portfolio loans and leases	$49,785	12,010	23,800	—	85,595

(a)	Includes $11 related to leveraged leases.
(b)	Excludes $81 of residential mortgage loans measured at fair value, and includes $866 of leveraged leases, net of unearned income.

As of December 31, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$95	137	62	—	294
Collectively evaluated for impairment	1,140	91	216	—	1,447
Loans acquired with deteriorated credit quality	1	1	—	—	2
Unallocated	—	—	—	111	111

Total ALLL	$1,236	229	278	111	1,854

Loans and leases:(b)
Individually evaluated for impairment	$980	1,298	544	—	2,822
Collectively evaluated for impairment	48,407	10,637	23,833	—	82,877
Loans acquired with deteriorated credit quality	1	6	—	—	7

Total portfolio loans and leases	$49,388	11,941	24,377	—	85,706

(a)	Includes $11 related to leveraged leases.
(b)	Excludes $76 of residential mortgage loans measured at fair value, and includes $862 of leveraged leases, net of unearned income.

CREDIT RISK PROFILE

Commercial Portfolio Segment

For purposes of monitoring the credit quality and risk characteristics of its commercial portfolio segment, the Bancorp disaggregates the segment into the following classes: commercial and industrial, commercial mortgage owner-occupied, commercial mortgage non-owner occupied, commercial construction and commercial leasing.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of March 31, 2013 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$34,228	1,205	1,287	37	36,757
Commercial mortgage owner occupied loans	3,152	295	522	1	3,970
Commercial mortgage non-owner occupied loans	3,671	403	704	18	4,796
Commercial construction loans	447	54	172	21	694
Commercial leases	3,495	27	46	—	3,568

Total	$44,993	1,984	2,731	77	49,785

As of December 31, 2012 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$33,521	1,113	1,379	25	36,038
Commercial mortgage owner occupied loans	3,934	338	603	1	4,876
Commercial mortgage non-owner occupied loans	2,958	449	815	5	4,227
Commercial construction loans	444	59	195	—	698
Commercial leases	3,483	48	18	—	3,549

Total	$44,340	2,007	3,010	31	49,388

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments disaggregated into performing versus nonperforming status as of:

	March 31, 2013		December 31, 2012
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$11,789	221	11,704	237
Home equity	9,677	50	9,965	53
Automobile loans	11,739	2	11,970	2
Credit card	2,004	39	2,058	39
Other consumer loans and leases	289	—	289	1

Total	$35,498	312	35,986	332

(a)	Excludes $81 and $76 of loans measured at fair value at March 31, 2013 and December 31, 2012, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of March 31, 2013 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$36,507	73	177	250	36,757	1
Commercial mortgage owner occupied loans	3,858	25	87	112	3,970	—
Commercial mortgage non-owner occupied loans	4,710	10	76	86	4,796	—
Commercial construction loans	625	—	69	69	694	—
Commercial leases	3,562	5	1	6	3,568	—
Residential mortgage loans(a) (b)	11,647	73	290	363	12,010	74
Consumer:
Home equity	9,511	113	103	216	9,727	53
Automobile loans	11,682	50	9	59	11,741	7
Credit card	1,976	33	34	67	2,043	29
Other consumer loans and leases	287	2	—	2	289	—

Total portfolio loans and leases(a) (d)	$84,365	384	846	1,230	85,595	164

(a)	Excludes $81 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of March 31, 2013, $71 of these loans were 30-89 days past due and $414 were 90 days or more past due. The Bancorp recognized an immaterial amount of losses during the three months ended March 31, 2013 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.
(d)	Includes an immaterial amount of government insured commercial loans 30-89 days and 90 days past due and accruing whose repayments are insured by the SBA at March 31, 2013.

		Past Due
As of December 31, 2012 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$35,826	46	166	212	36,038	1
Commercial mortgage owner occupied loans	4,752	29	95	124	4,876	22
Commercial mortgage non-owner occupied loans	4,094	21	112	133	4,227	—
Commercial construction loans	622	—	76	76	698	1
Commercial leases	3,546	2	1	3	3,549	—
Residential mortgage loans(a) (b)	11,547	87	307	394	11,941	75
Consumer:
Home equity	9,782	126	110	236	10,018	58
Automobile loans	11,900	62	10	72	11,972	8
Credit card	2,025	38	34	72	2,097	30
Other consumer loans and leases	287	2	1	3	290	—

Total portfolio loans and leases(a) (d)	$84,381	413	912	1,325	85,706	195

(a)	Excludes $76 of loans measured at fair value.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2012, $80 of these loans were 30-89 days past due and $414 were 90 days or more past due. The Bancorp recognized $2 of losses for the year ended December 31, 2012 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.
(d)	Includes an immaterial amount of government insured commercial loans 30-89 and 90 days past due and accruing whose repayments are insured by the SBA at December 31, 2012.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Impaired Loans and Leases

Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp also performs an individual review on loans and leases that are restructured in a troubled debt restructuring. The Bancorp considers the current value of collateral, credit quality of any guarantees, the loan structure, and other factors when evaluating whether an individual loan or lease is impaired. Other factors may include the geography and industry of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower, and the Bancorp’s evaluation of the borrower’s management. Smaller-balance homogenous loans or leases that are collectively evaluated for impairment are not included in the following tables.

The following tables summarize the Bancorp’s impaired loans and leases (by class) that were subject to individual review:

As of March 31, 2013 ($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$223	168		54
Commercial mortgage owner occupied loans(b)	62	52		6
Commercial mortgage non-owner occupied loans	191	137		14
Commercial construction loans	70	44		1
Commercial leases	2	2		—
Restructured residential mortgage loans	1,047	1,009		132
Restructured consumer:
Home equity	407	404		49
Automobile loans	28	28		4
Credit card	72	71		11
Other consumer loans and leases	2	2		—

Total impaired loans with a related allowance	$2,104	1,917		271

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$189	147		—
Commercial mortgage owner occupied loans	95	87		—
Commercial mortgage non-owner occupied loans	198	185		—
Commercial construction loans	99	71		—
Commercial leases	9	9		—
Restructured residential mortgage loans	355	303		—
Restructured consumer:
Home equity	40	37		—
Automobile loans	3	3		—

Total impaired loans with no related allowance	988	842		—

Total impaired loans	$3,092	2,759	(a)	271

(a)	Includes $441, $1,201 and $482, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $159, $111 and $63, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.
(b)	Excludes five restructured nonaccrual loans at March 31, 2013 associated with a consolidated variable interest entity, in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $29, a recorded investment of $29, and an allowance of $11.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2012 ($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$263	194		65
Commercial mortgage owner occupied loans	54	43		5
Commercial mortgage non-owner occupied loans	215	160		16
Commercial construction loans	48	37		5
Commercial leases	8	8		5
Restructured residential mortgage loans	1,067	1,023		137
Restructured consumer:
Home equity	400	396		46
Automobile loans	31	30		4
Credit card	74	74		12
Other consumer loans and leases	2	2		—

Total impaired loans with a related allowance	$2,162	1,967		295

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$207	169		—
Commercial mortgage owner occupied loans	107	99		—
Commercial mortgage non-owner occupied loans	209	199		—
Commercial construction loans	109	67		—
Commercial leases	5	5		—
Restructured residential mortgage loans	326	275		—
Restructured consumer:
Home equity	40	39		—
Automobile loans	3	3		—

Total impaired loans with no related allowance	1,006	856		—

Total impaired loans and leases	$3,168	2,823	(a)	295

(a)	Includes $431, $1,175 and $480, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $177, $123 and $64, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

The following table summarizes the Bancorp’s average impaired loans and leases and interest income by class:

	For the three months ended March 31, 2013		For the three months ended March 31, 2012
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$339	2	$494	1
Commercial mortgage owner occupied loans(a)	140	1	139	1
Commercial mortgage non-owner occupied loans	341	2	320	2
Commercial construction loans	110	1	202	1
Commercial leases	11	—	11	—
Restructured residential mortgage loans	1,306	13	1,262	12
Restructured consumer:
Home equity	439	6	444	6
Automobile loans	32	—	41	—
Credit card	73	1	80	1
Other consumer loans and leases	2	—	—	—

Total impaired loans and leases	$2,793	26	$2,993	24

(a)	Excludes five restructured nonaccrual loans at March 31, 2013 associated with a consolidated variable interest entity, in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $30 and an immaterial amount of interest income recognized.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Nonperforming Assets

The following table summarizes the Bancorp’s nonperforming loans and leases, by class, as of:

($ in millions)	March 31, 2013	December 31, 2012
Commercial:
Commercial and industrial loans	$312	330
Commercial mortgage owner occupied loans(a)	132	125
Commercial mortgage non-owner occupied loans	117	157
Commercial construction loans	69	76
Commercial leases	9	9

Total commercial loans and leases	639	697

Residential mortgage loans	221	237
Consumer:
Home equity	50	53
Automobile loans	2	2
Credit card	39	39
Other consumer loans and leases	—	1

Total consumer loans and leases	91	95

Total nonperforming loans and leases(b) (c)	$951	1,029

OREO and other repossessed property(d)	259	257

(a)	Excludes $22 million of restructured nonaccrual loans at March 31, 2013 associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(b)	Excludes $19 and $29 of nonaccrual loans held for sale at March 31, 2013 and December 31, 2012, respectively.
(c)	Includes $13 and $10 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at March 31, 2013 and December 31, 2012, respectively, and $1 of restructured nonaccrual government insured commercial loans at March 31, 2013 and December 31, 2012.
(d)	Excludes $65 and $72 of OREO related to government insured loans at March 31, 2013 and December 31, 2012, respectively.

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

If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL. As of March 31, 2013 and December 31, 2012, the Bancorp had $17 million and $28 million in line of credit commitments, respectively, and $24 million and $25 million in letter of credit commitments at March 31, 2013 and December 31, 2012, respectively, to lend additional funds to borrowers whose terms have been modified in a TDR.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of loans modified in a TDR by the Bancorp during the three months ended:

March 31, 2013 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	20	$9	1	1
Commercial mortgage owner occupied loans(c)	10	4	(1)	—
Commercial mortgage non-owner occupied loans	15	17	(1)	—
Commercial construction loans	1	6	(1)	—
Residential mortgage loans	394	61	8	—
Consumer:
Home equity	326	17	—	—
Automobile loans	115	7	—	—
Credit card	2,312	14	2	—

Total portfolio loans and leases	3,193	$135	8	1

March 31, 2012 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	30	$15	(3)	—
Commercial mortgage owner occupied loans	27	8	(2)	—
Commercial mortgage non-owner occupied loans	30	51	1	—
Commercial construction loans	11	36	—	—
Residential mortgage loans	480	78	7	—
Consumer:
Home equity	311	19	1	—
Automobile loans	339	5	1	—
Credit card	2,741	18	2	—

Total portfolio loans and leases	3,969	$230	7	—

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
(b)	Represents number of loans post-modification.
(c)	Excludes five loans modified in a TDR during the three months ended March 31, 2013 associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party. The TDR has a recorded investment of $29, ALLL increased $7 upon modification, and a charge-off of $2 was recognized upon modification.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of subsequent defaults of TDRs that occurred during the three months ended March 31, 2013 and 2012 and within 12 months of the restructuring date:

March 31, 2013 ($ in millions)(a)	Number of Contracts	Recorded Investment
Residential mortgage loans	42	$8
Consumer:
Home equity	14	1
Automobile loans	3	—
Credit card	515	3

Total portfolio loans and leases	574	$12

March 31, 2012 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial mortgage non-owner occupied loans	1	$1
Commercial construction loans	2	3
Residential mortgage loans	64	11
Consumer:
Home equity	31	2
Automobile loans	12	—
Credit card	577	4

Total portfolio loans and leases	687	$21

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

7. Intangible Assets

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. Intangible assets, excluding servicing rights, have an estimated remaining weighted-average life at March 31, 2013 of 3.9 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For more information on servicing rights, see Note 9.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of March 31, 2013
Mortgage servicing rights	$2,898	(1,520)	(612)	766
Automobile servicing rights	6	—	—	6
Core deposit intangibles	180	(162)	—	18
Other	45	(38)	—	7

Total intangible assets	$3,129	(1,720)	(612)	797

As of December 31, 2012
Mortgage servicing rights	$2,825	(1,467)	(661)	697
Core deposit intangibles	180	(160)	—	20
Other	44	(37)	—	7

Total intangible assets	$3,049	(1,664)	(661)	724

As of March 31, 2013, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ended March 31, 2013 and 2012 was $56 million and $50 million, respectively.

Estimated amortization expense for the remainder of 2013 through 2017 is as follows:

($ in millions)	Servicing Rights	Other Intangible Assets	Total
Remainder of 2013	$209	6	215
2014	225	5	230
2015	180	2	182
2016	146	2	148
2017	117	2	119

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Bancorp’s Condensed Consolidated Balance Sheets as of:

March 31, 2013 ($ in millions)	CDC Investments
Assets:
Commercial mortgage loans	$50
ALLL	(13)
Other assets	1

Total assets	38

Noncontrolling interests	38

December 31, 2012 ($ in millions)	CDC Investments
Assets:
Commercial mortgage loans	$50
ALLL	(5)
Other assets	3

Total assets	48

Noncontrolling interests	48

CDC Investments

CDC, a wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp serves as the managing member of certain LLCs invested in business revitalization projects. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor member’s investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Bancorp’s Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at March 31, 2013 and December 31, 2012 was $19 million and $18 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Bancorp’s Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

As of March 31, 2013 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,389	399	1,389
Private equity investments	191	—	305
Loans provided to VIEs	1,671	—	3,141
Automobile loan securitizations	6	—	6
Restructured loans	2	—	2

As of December 31, 2012 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,442	394	1,442
Private equity investments	189	—	310
Loans provided to VIEs	1,622	—	2,465
Restructured loans	2	—	2

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

The Bancorp is exposed to losses arising from negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, as of March 31, 2013 and December 31, 2012, the unfunded commitment amounts to the funds were $114 million and $121 million, respectively. The Bancorp made capital contributions of $3 million and $11 million, respectively, to private equity funds during the three months ended March 31, 2013 and 2012.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Also, as of March 31, 2013 and December 31, 2012, the Bancorp’s unfunded commitments to these entities were $1.5 billion and $843 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Automobile Loan Securitization

In March of 2013, the Bancorp recognized an immaterial loss on the securitization and sale of certain automobile loans with a carrying amount of approximately $509 million. The securitization and the resulting sale of all underlying securities qualified for sale accounting. The Bancorp has concluded that it is not the primary beneficiary of the trust because it has neither the obligation to absorb losses of the entity that could potentially be significant to the VIE nor the right to receive benefits from the entity that could potentially be significant to the VIE. The Bancorp is not required and does not currently intend to provide any additional financial support to the trust. Investors and creditors only have recourse to the assets held by the trust. The interest the Bancorp holds in the VIE relates to servicing rights which are included in the Bancorp’s Condensed Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset.

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

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the equity investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. Due to the VIEs’ short-term cash deficit projections at the restructuring dates, the Bancorp determined that the initial fair value of its equity investments in these VIEs was zero. As of March 31, 2013 and December 31, 2012, the Bancorp’s carrying value of these equity investments was immaterial to the Bancorp’s Condensed Consolidated Balance Sheets. Additionally, the Bancorp had outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, which are included in the above tables for all periods presented. The Bancorp had no unfunded loan commitments to these VIEs as of March 31, 2013 and December 31, 2012. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

9. Sales of Receivables and Servicing Rights

Automobile Loan Securitization

In March of 2013, the Bancorp recognized an immaterial loss on the securitization and sale of certain automobile loans with a carrying amount of approximately $509 million. The Bancorp utilized a securitization trust to facilitate the securitization process. The trust issued asset-backed securities in the form of notes and equity certificates, with varying levels of credit subordination and payment priority. The Bancorp does not hold any of the notes or equity certificates issued by the trust, and the investors in these securities have no credit recourse to the Bancorp’s assets for failure of debtors to pay when due. As part of the sale, the Bancorp obtained servicing responsibilities and recognized a servicing asset with an initial fair value of $6 million.

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during the three months ended March 31, 2013 and 2012. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended March 31,
($ in millions)	2013	2012
Residential mortgage loan sales	$6,888	6,939
Origination fees and gains on loan sales	169	174
Servicing fees	61	61

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Servicing Assets

The following table presents changes in the servicing assets related to residential mortgage and automobile loans for the three months ended March 31:

($ in millions)	2013	2012
Carrying amount before valuation allowance as of the beginning of the period	$1,358	1,239
Servicing rights that result from the transfer of residential mortgage loans	73	121
Servicing rights that result from the transfer of automobile loans	6	—
Amortization	(53)	(46)

Carrying amount before valuation allowance	1,384	1,314

Valuation allowance for servicing assets:
Beginning balance	(661)	(558)
Servicing recovery related to MSRs	49	11

Ending balance	(612)	(547)

Carrying amount as of the end of the period	$772	767

Temporary impairment or impairment recovery, affected through a change in the MSR valuation allowance, was captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the value of the MSR portfolio. This strategy includes the purchase of free-standing derivatives and various available-for-sale securities. The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. The fair value of the servicing asset is based on the present value of expected future cash flows.

The following table displays the beginning and ending fair value of the servicing assets for the three months ended March 31:

($ in millions)	2013	2012
Fixed rate residential mortgage loans:
Beginning balance	$664	649
Ending balance	731	732
Adjustable rate residential mortgage loans:
Beginning balance	33	32
Ending balance	35	35
Fixed rate automobile loans:
Beginning balance	—	—
Ending balance	6	—

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Condensed Consolidated Statements of Income:

	For the three months ended March 31,
($ in millions)	2013	2012
Securities gains, net - non-qualifying hedges on MSRs	$2	—
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	(6)	4
Recovery of MSR impairment (Mortgage banking net revenue)	49	11

As of March 31, 2013 and 2012, the key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended:

		March 31, 2013				March 31, 2012
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate
Residential mortgage loans:
Servicing assets	Fixed	7.3	8.8%	10.0%	N/A	7.5	8.2%	10.6%	N/A
Servicing assets	Adjustable	3.5	23.4	11.4	N/A	3.8	21.9	11.5	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At March 31, 2013 and December 31, 2012, the Bancorp serviced $64.8 billion and $62.5 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

At March 31, 2013, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed Assumption				Residual Servicing Cash Flows
		Fair	Weighted- Average Life (in		Impact of Adverse Change on Fair Value			Discount	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value	years)	Rate	10%	20%	50%	Rate	10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$731	5.4	14.0%	$(37)	(71)	(160)	10.5%	$(26)	(50)
Servicing assets	Adjustable	35	3.1	26.8	(2)	(3)	(7)	11.7	(1)	(2)

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

The Bancorp’s derivative assets contain certain contracts in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of March 31, 2013 and December 31, 2012, the balance of collateral held by the Bancorp for derivative assets was $875 million and $927 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of March 31, 2013 and December 31, 2012 was $17 million and $18 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp primarily posts collateral in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of March 31, 2013 and December 31, 2012, the balance of collateral posted by the Bancorp for derivative liabilities was $704 million and $785 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of March 31, 2013, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The fair value of derivative instruments is presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Derivative instruments with a positive fair value are reported in other assets in the Condensed Consolidated Balance Sheets while derivative instruments with a negative fair value are reported in other liabilities in the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative instruments are not added to or netted against the fair value amounts. For further information on offsetting derivatives and other financial instruments, see Note 11 of the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value
	Notional	Derivative	Derivative
March 31, 2013 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$3,880	492	1

Total fair value hedges		492	1

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	3	—
Interest rate swaps related to C&I loans	1,000	55	—

Total cash flow hedges		58	—

Total derivatives designated as qualifying hedging instruments		550	1

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes
Interest rate contracts related to MSRs	5,952	199	—
Forward contracts related to held for sale mortgage loans	7,752	8	22
Stock warrants associated with sale of the processing business	484	211	—
Swap associated with the sale of Visa, Inc. Class B shares	722	—	37

Total free-standing derivatives - risk management and other business purposes		418	59

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	26,597	522	537
Interest rate lock commitments	4,351	51	1
Commodity contracts	3,043	74	70
Foreign exchange contracts	17,476	233	198

Total free-standing derivatives - customer accommodation		880	806

Total derivatives not designated as qualifying hedging instruments		1,298	865

Total		$1,848	866

		Fair Value
	Notional	Derivative	Derivative
December 31, 2012 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$2,880	558	—

Total fair value hedges		558	—

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	22	—
Interest rate swaps related to C&I loans	1,000	60	—
Interest rate caps related to long-term debt	500	—	—
Interest rate swaps related to long-term debt	250	—	1

Total cash flow hedges		82	1

Total derivatives designated as qualifying hedging instruments		640	1

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes
Interest rate contracts related to MSRs	10,177	219	—
Forward contracts related to held for sale mortgage loans	5,322	2	14
Stock warrants associated with sale of the processing business	416	177	—
Swap associated with the sale of Visa, Inc. Class B shares	644	—	33

Total free-standing derivatives - risk management and other business purposes		398	47

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	27,354	586	602
Interest rate lock commitments	4,894	60	—
Commodity contracts	3,084	87	82
Foreign exchange contracts	17,297	201	183
Derivative instruments related to equity linked CDs	5	—	—

Total free-standing derivatives - customer accommodation		934	867

Total derivatives not designated as qualifying hedging instruments		1,332	914

Total		$1,972	915

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of March 31, 2013 and December 31, 2012, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months
		ended March 31,
($ in millions)		2013	2012
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(67)	(100)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	66	92

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure for which the Bancorp desired to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of March 31, 2013, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of March 31, 2013, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 35 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income while reclassified gains and losses on interest rate contracts related to long-term debt are recorded within interest expense in the Condensed Consolidated Statements of Income. As of March 31, 2013 and December 31, 2012, $37 million and $50 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. As of March 31, 2013, $3 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months, primarily due to the benefit of interest rate floors that mature during the second quarter of 2013. During the three months ended March 31, 2013 and 2012, there were no gains or losses reclassified from accumulated other comprehensive income into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur.

The following table presents the net gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months
	ended March 31,
($ in millions)	2013	2012
Amount of net gain recognized in OCI	$1	9
Amount of net gain reclassified from OCI into net income	21	20
Amount of ineffectiveness recognized in other noninterest income	—	—

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months
		ended March 31,
($ in millions)		2013	2012
Interest rate contracts:
Forward contracts related to mortgage loans held for sale	Mortgage banking net revenue	$(3)	57
Interest rate contracts related to MSRs	Mortgage banking net revenue	(6)	4
Interest rate swaps related to long-term debt	Other noninterest income	—	1
Foreign exchange contracts:
Foreign exchange contracts for trading purposes	Other noninterest income	2	—
Equity contracts:
Stock warrants associated with sale of the processing business	Other noninterest income	34	45
Put options associated with sale of the processing business	Other noninterest income	—	1
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(7)	(19)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of March 31, 2013 and December 31, 2012, the total notional amount of the risk participation agreements was $1.2 billion and $1.0 billion, respectively, and the fair value was a liability of $2 million at March 31, 2013 and December 31, 2012, which is included in interest rate contracts for customers. As of March 31, 2013, the risk participation agreements had an average life of 3.6 years.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table:

As of ($ in millions)	March 31, 2013	December 31, 2012
Pass	$1,160	993
Special mention	3	—
Substandard	13	13
Doubtful	—	—

Total	$1,176	1,006

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2013	2012
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$5	6
Interest rate contracts for customers (credit losses)	Other noninterest expense	(1)	—
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	3
Interest rate lock commitments	Mortgage banking net revenue	56	50
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	2	2
Foreign exchange contracts:
Foreign exchange contracts - customers (contract revenue)	Corporate banking revenue	18	15
Foreign exchange contracts - customers (credit portion of fair value adjustment)	Other noninterest expense	—	2

11. Offsetting Derivative and Other Financial Instruments

The Bancorp’s derivative transactions are generally governed by ISDA Master Agreements and similar arrangements, which include provisions governing the setoff of assets and liabilities between the parties. When the Bancorp has more than one outstanding derivative transaction with a single counterparty, the setoff provisions contained within these agreements generally allow the non-defaulting party the right to reduce its liability to the defaulting party by amounts eligible for setoff, including the collateral received as well as eligible offsetting transactions with that counterparty, irrespective of the currency, place of payment, or booking office. The Bancorp’s policy is to present its derivative assets and derivative liabilities on the Condensed Consolidated Balance Sheets on a gross basis, even when provisions allowing for setoff are in place.

Collateral amounts included in the table below consist primarily of cash and highly-rated government-backed securities.

	Amount Recognized in the Condensed Consolidated Balance Sheet(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
March 31, 2013 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,586	(262)	(743)	$581

Total assets	1,586	(262)	(743)	581
Liabilities
Derivatives	865	(262)	(463)	140

Total liabilities	$865	(262)	(463)	$140

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Amount Recognized in the Condensed Consolidated Balance Sheet(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
December 31, 2012 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,735	(291)	(794)	$650

Total assets	1,735	(291)	(794)	650
Liabilities
Derivatives	915	(291)	(505)	119

Total liabilities	$915	(291)	(505)	$119

(a)	Amount does not include stock warrants associated with sale of the processing business and interest rate lock commitments, because these instruments are not subject to master netting or similar arrangement.
(b)	Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

12. Long-Term Debt

On February 25, 2013, the Bancorp’s banking subsidiary updated and amended its existing global bank note program. The amended global bank note program increased the Bank’s capacity to issue its senior and subordinated unsecured bank notes from $20 billion to $25 billion. Additionally, on February 28, 2013, the Bank issued and sold, under its amended bank notes program, $1.3 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of: $600 million of 1.45% senior fixed rate notes, with a maturity of five years, due on February 28, 2018; $400 million of 0.90% senior fixed rate notes with a maturity of three years, due on February 26, 2016; and $300 million of senior floating rate notes with a maturity of three years, due on February 26, 2016. Interest on the floating rate notes is 3-month LIBOR plus 41 basis points. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the redemption date.

13. Capital Actions

On November 6, 2012, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 7,710,761 shares, or approximately $125 million, of its outstanding common stock on November 9, 2012. The Bancorp repurchased the shares of its common stock as part of its 100 million share repurchase program announced in August of 2012. As part of this transaction and all subsequent accelerated share repurchases, the Bancorp entered into a forward contract in which the final number of shares to be delivered at settlement of the accelerated share repurchase transaction will be based generally on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. The accelerated share repurchase was treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. At settlement of the forward contract on February 12, 2013, the Bancorp received an additional 657,914 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

Following the sale of a portion of the Bancorp’s shares of Class A Vantiv, Inc. common stock, the Bancorp entered into an accelerated share repurchase transaction on December 14, 2012 with a counterparty pursuant to which the Bancorp purchased 6,267,410 shares, or approximately $100 million of its outstanding common stock on December 19, 2012. The Bancorp repurchased the shares of its common stock as part of its previously announced 100 million share repurchase program. At settlement of the forward contract on February 27, 2013, the Bancorp received an additional 127,760 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

On January 28, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 6,953,028 shares or approximately $125 million of its outstanding common stock on January 31, 2013. The Bancorp repurchased the shares of its common stock as part of its previously announced 100 million share repurchase program. This repurchase transaction concluded the $600 million of common share repurchases not objected to by the FRB in the 2012 CCAR process. At settlement of the forward contract on April 5, 2013, the Bancorp received an additional 849,037 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

On March 19, 2013, the Bancorp’s Board of Directors authorized the Bancorp to repurchase up to 100 million shares of its outstanding common stock in the open market or in privately negotiated transactions, and to utilize any derivative or similar instrument to effect share repurchase transactions (including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, floor transactions or other similar transactions or any combination of the foregoing transactions). This share repurchase authorization replaces the Board’s previous authorization from August of 2012.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	March 31, 2013	December 31, 2012
Commitments to extend credit	$53,832	53,403
Forward contracts to sell mortgage loans	7,752	5,322
Letters of credit	4,191	4,281
Noncancelable lease obligations	768	769
Capital commitments for private equity investments	114	121
Purchase obligations	82	87
Capital expenditures	31	29
Capital lease obligations	22	24

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2013 and December 31, 2012, the Bancorp had a reserve for unfunded commitments totaling $168 million and $179 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table:

($ in millions)	March 31, 2013	December 31 2012
Pass	$53,314	52,812
Special mention	337	370
Substandard	178	221
Doubtful	3	—

Total	$53,832	53,403

Forward contracts to sell mortgage loans

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts are included in the summary of significant commitments table above for all periods presented.

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and, as of March 31, 2013, expire as summarized in the following table:

($ in millions)
Less than 1 year(a)	$1,798
1 - 5 years(a)	2,336
Over 5 years	57

Total	$4,191

(a)	Includes $91 and $5 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 98% of total letters of credit at March 31, 2013 compared to 99% at December 31, 2012 and are considered guarantees in accordance with U.S. GAAP. Approximately 49% of the total standby letters of credit were fully secured as of

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2013 and December 31, 2012. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in other liabilities in the Condensed Consolidated Balance Sheets, was $2 million at March 31, 2013 and $4 million at December 31, 2012. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table:

($ in millions)	March 31, 2013	December 31, 2012
Pass	$3,705	3,902
Special mention	188	129
Substandard	271	223
Doubtful	27	27

Total	$4,191	4,281

At March 31, 2013 and December 31, 2012, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of March 31, 2013 and December 31, 2012, FTS acted as the remarketing agent to issuers on $2.4 billion and $2.5 billion, respectively, of VRDNs. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issues letters of credit, as a credit enhancement, to the VRDNs remarketed by FTS, in addition to $343 million and $345 million in VRDNs remarketed by third parties at March 31, 2013 and December 31, 2012, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $56 million at March 31, 2013 and $58 million at December 31, 2012. As of March 31, 2013 and December 31, 2012, the Bancorp maintained a reserve of $16 million and $18 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. During 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

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

The Bancorp establishes a residential mortgage repurchase reserve related to various representations and warranties that reflects management’s estimate of losses based on a combination of factors. The Bancorp’s estimation process requires management to make subjective and complex judgments about matters that are inherently uncertain, such as, future demand expectations, economic factors and the specific characteristics of the loans subject to repurchase. Such factors incorporate historical investor audit and repurchase demand rates, appeals success rates, historical loss severity, and any additional information obtained from the GSEs regarding future mortgage repurchase and file request criteria. At the time of a loan sale, the Bancorp records a representation and warranty reserve at the estimated fair value of the

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Bancorp’s guarantee and continually updates the reserve during the life of the loan as losses in excess of the reserve become probable and reasonably estimable. The provision for the estimated fair value of the representation and warranty guarantee arising from the loan sales is recorded as an adjustment to the gain on sale, which is included in noninterest income at the time of sale. Updates to the reserve are recorded in other noninterest expense.

The Bancorp maintained reserves related to these loans sold with representation and warranty provisions, which were included in other liabilities on the Condensed Consolidated Balance Sheets, totaling $112 million and $110 million as of March 31, 2013 and December 31, 2012, respectively.

The Bancorp uses the best information available to it in estimating its mortgage representation and warranty reserve, however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts accrued as of March 31, 2013, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $89 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions discussed above to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possibly losses, depending on the outcome of various factors, including those noted above.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended March 31,
($ in millions)	2013	2012
Balance, beginning of period	$110	55
Net additions to the reserve	19	14
Losses charged against the reserve	(17)	(14)

Balance, end of period	$112	55

The following table provides a rollforward of unresolved demands by claimant type for the three months ended March 31, 2013:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	294	$48	124	$19
New demands	458	66	76	1
Loan paydowns/payoffs	(5)	(1)	(4)	(1)
Resolved demands	(484)	(71)	(163)	(14)

Balance, end of period	263	$42	33	$5

The following table provides a rollforward of unresolved demands by claimant type for the three months ended March 31, 2012:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	328	$47	109	$19
New demands	773	93	61	1
Loan paydowns/payoffs	(15)	(2)	—	—
Resolved demands	(672)	(78)	(58)	(2)

Balance, end of period	414	$60	112	$18

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $630 million and $662 million at March 31, 2013 and December 31, 2012, respectively, and the delinquency rates were 5.2% and 5.9% at March 31, 2013 and December 31, 2012, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $21 million and $20 million at March 31, 2013 and December 31, 2012, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

the brokerage clearing agent was $12 million and $17 million at March 31, 2013 and December 31, 2012, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had fully and unconditionally guaranteed certain long-term borrowing obligations issued by wholly-owned issuing trust entities of $800 million at March 31, 2013 and December 31, 2012.

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

As of the date of the Bancorp’s sale of Visa Class B shares and through March 31, 2013, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap with an initial fair value of $55 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax) recognized by the Bancorp for the year ended December 31, 2009. In the second and fourth quarters of 2010, Visa funded an additional $500 million and $800 million, respectively, into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make cash payments of $20 million and $35 million, respectively, (each of which reduced the swap liability) to the swap counterparty. In the second quarter of 2011, Visa funded an additional $400 million in to the litigation escrow account. Upon Visa’s funding of the litigation escrow account in the second quarter of 2011, along with additional terms of the total return swap, the Bancorp made a $19 million cash payment (which reduced the swap liability) to the swap counterparty. During the fourth quarter of 2011, Visa announced it decided to fund an additional $1.565 billion into the litigation escrow account which increased the swap liability approximately $54 million. Upon Visa’s funding of the litigation escrow account in the first quarter of 2012, along with additional terms of the total return swap, the Bancorp made a $75 million cash payment (which reduced the swap liability) to the swap counterparty. On July 24, 2012, Visa funded an additional $150 million into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $6 million cash payment (which reduced the swap liability) to the swap counterparty during the quarter ended September 30, 2012. The fair value of the swap liability was $37 million and $33 million at March 31, 2013 and December 31, 2012, respectively. Refer to Note 15 for further information.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

15. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 14 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. On October 19, 2012, the parties to the litigation entered into a settlement agreement. The court entered a Class Settlement Preliminary Approval Order on November 27, 2012. Pursuant to the terms of the settlement agreement, the Bancorp paid $46 million into a class settlement escrow account. Previously, the Bancorp paid an additional $4 million in another settlement escrow in connection with the settlement of claims from plaintiffs not included in the class action. The Bancorp had no remaining reserves as of March 31, 2013 and December 31, 2012. Refer to Note 14 for further information.

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

For the year ended December 31, 2008, five putative securities class action complaints were filed against the Bancorp and its Chief Executive Officer, among other parties. The five cases have been consolidated under the caption Local 295/Local 851 IBT Employer Group Pension Trust and Welfare Fund v. Fifth Third Bancorp. et al., Case No. 1:08CV00421, and are currently pending in the United States District Court for the Southern District of Ohio. On December 18, 2012, the Bancorp entered into a settlement agreement to resolve these cases. The settlement is subject to court approval, which process is ongoing. Under the terms of the settlement, the Bancorp and its insurer will pay a total of $16 million to a fund to settle all the claims of the class members. In the settlement the Bancorp has denied any liability and has agreed to the settlement in order to avoid potential future litigation costs and uncertainty. The Bancorp does not consider the impact of the settlement to be material to its financial condition or results of operations. In addition to the foregoing, two cases were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain officers alleging violations of ERISA based on allegations similar to those set forth in the securities class action cases filed during the same period of time. The two cases alleging violations of ERISA were dismissed by the trial court, but the Sixth Circuit Court of Appeals recently reversed the trial court decision. The Bancorp petitioned the Supreme Court to review and reverse the Sixth Circuit decision and sought a stay of proceedings in the trial court pending appeal. On March 25, 2013, the Supreme Court issued an order directing the Solicitor General to file a brief stating the view of the United State on the issues raised in the Fifth Third’s petition. The motion to stay remains pending. The impact of the final disposition of the ERISA lawsuits cannot be assessed at this time.

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

The Bancorp and/or its affiliates are involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory bodies regarding their respective businesses. Additional matters will arise from time to time. Any of these matters may result in material adverse consequences to the Bancorp, its affiliates and/or their respective officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement authorities such as the Department of Justice or a United States Attorney. Among other matters, the SEC is investigating and has made several requests for information, including by subpoena and interviews of certain of our current and former officers, including our senior officers, and employees and others, relating to historical accounting and reporting with respect to certain commercial loans that were sold or reclassified as held-for-sale in the fourth quarter of 2008. This could lead to enforcement proceedings by the SEC which, in turn, may result in one or more such material adverse consequences.

The Bancorp is party to numerous claims and lawsuits concerning matters arising from the conduct of its business activities. The outcome of litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. A reserve for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such reserve is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts reserved. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal proceedings including the matters discussed above in an aggregate amount up to approximately $73 million in excess of amounts reserved, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

16. Income Taxes

The Bancorp’s provision for income taxes was $179 million and $173 million for the three months ended March 31, 2013 and 2012, respectively. The effective tax rates for the three months ended March 31, 2013 and 2012 were 30.4% and 28.6%, respectively. The increase in the effective tax rate for the three months ended March 31, 2013 compared to the same period in the prior year was primarily due to a non-cash charge related to previously recognized tax benefits associated with stock-based awards that were not realized.

The balance of unrecognized tax benefits as of March 31, 2013 was $17 million which relates largely to state income tax exposures from taking tax positions where the Bancorp believes it is likely that, upon examination, a state will take a position contrary to the position taken by the Bancorp. It is reasonably possible that the Bancorp’s unrecognized tax benefits could decrease by as much as $11 million within the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

17. Accumulated Other Comprehensive Income

The activity of the components of other comprehensive income and accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 was as follows:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2013
Unrealized holding losses on available-for-sale securities arising during period	$(56)	20	(36)
Reclassification adjustment for net losses included in net income	7	(2)	5

Net unrealized gains on available-for-sale securities	(49)	18	(31)	412	(31)	381
Unrealized holding gains on cash flow hedge derivatives arising during period	1	—	1
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(21)	7	(14)

Net unrealized gains on cash flow hedge derivatives	(20)	7	(13)	50	(13)	37
Defined benefit plans:
Net actuarial loss	3	(1)	2

Defined benefit plans, net	3	(1)	2	(87)	2	(85)

Total	$(66)	24	(42)	375	(42)	333

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2012
Unrealized holding gains on available-for-sale securities arising during period	$10	(3)	7
Reclassification adjustment for net gains included in net income	(7)	2	(5)

Net unrealized gains on available-for-sale securities	3	(1)	2	485	2	487
Unrealized holding gains on cash flow hedge derivatives arising during period	9	(3)	6
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(20)	7	(13)

Net unrealized gains on cash flow hedge derivatives	(11)	4	(7)	80	(7)	73
Defined benefit plans:
Net actuarial loss	4	(1)	3

Defined benefit plans, net	4	(1)	3	(95)	3	(92)

Total	$(4)	2	(2)	470	(2)	468

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013:

Components of AOCI: ($ in millions)	Amount Reclassified from AOCI	Affected Line Item in the Condensed Consolidated Statements of Income
Net unrealized gains on available-for-sale securities
Net losses included in net income	$(7)	Securities gains, net

	(7)	Income before income taxes
	2	Applicable income tax expense

	(5)	Net income

Net unrealized gains on cash flow hedge derivatives
Interest rate contracts related to C&I loans	22	Interest and fees on loans and leases
Interest rate contracts related to long-term debt	(1)	Interest on long-term debt

	21	Income before income taxes
	(7)	Applicable income tax expense

	14	Net income

Amortization of defined benefit pension items
Net actuarial loss	(3)	(a)

	(3)	Income before income taxes
	1	Applicable income tax expense

	(2)	Net income

Total reclassifications for the period	$7	Net income

(a)	This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 20 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012 for information on the computation of net periodic benefit cost.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

18. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	2013			2012
For the three months ended March 31, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$422			430
Dividends on preferred stock	9			9

Net income available to common shareholders	413			421
Less: Income allocated to participating securities	3			2

Net income allocated to common shareholders	$410	871	0.47	419	915	0.46

Earnings per diluted share:
Net income available to common shareholders	$413			421
Effect of dilutive securities:
Stock-based awards	—	6	—	—	6	—
Series G convertible preferred stock	9	36	(0.01)	9	36	(0.01)

Net income available to common shareholders plus assumed conversions	422			430
Less: Income allocated to participating securities	3			2

Net income allocated to common shareholders plus assumed conversions	$419	913	0.46	428	957	0.45

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three months ended March 31, 2013 excludes 27 million of stock appreciation rights and 3 million of stock options. The diluted earnings per share computation for the three months ended March 31, 2012 excludes 30 million of stock appreciation rights and 7 million of stock options.

The diluted earnings per share computation for the three months ended March 31, 2013 excludes the impact of the forward contract related to the January 28, 2013 accelerated share repurchase transaction. Based upon the average daily volume-weighted average price of the Bancorp’s common stock during the first quarter of 2013, the counterparty to the transaction would have been required to deliver approximately 1 million shares as of March 31, 2013, and thus the impact of the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using
March 31, 2013 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and government agencies	$41	—	—	41
U.S. Government sponsored agencies	—	1,899	—	1,899
Obligations of states and political subdivisions	—	212	—	212
Agency mortgage-backed securities	—	8,844	—	8,844
Other bonds, notes and debentures	—	3,201	—	3,201
Other securities(a)	93	129	—	222

Available-for-sale securities(a)	134	14,285	—	14,419
Trading securities:
U.S. Government sponsored agencies	—	11	—	11
Obligations of states and political subdivisions	—	24	1	25
Agency mortgage-backed securities	—	4	—	4
Other bonds, notes and debentures	—	9	—	9
Other securities	169	—	—	169

Trading securities	169	48	1	218
Residential mortgage loans held for sale	—	2,560	—	2,560
Residential mortgage loans(b)	—	—	81	81
Derivative assets:
Interest rate contracts	8	1,271	51	1,330
Foreign exchange contracts	—	233	—	233
Equity contracts	—	—	211	211
Commodity contracts	—	74	—	74

Derivative assets	8	1,578	262	1,848

Total assets	$311	18,471	344	19,126

Liabilities:
Derivative liabilities:
Interest rate contracts	$22	536	3	561
Foreign exchange contracts	—	198	—	198
Equity contracts	—	—	37	37
Commodity contracts	—	70	—	70

Derivative liabilities	22	804	40	866
Short positions	6	—	—	6

Total liabilities	$28	804	40	872

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
December 31, 2012 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$41	—	—	41
U.S. Government sponsored agencies	—	1,911	—	1,911
Obligations of states and political subdivisions	—	212	—	212
Agency mortgage-backed securities	—	8,730	—	8,730
Other bonds, notes and debentures	—	3,277	—	3,277
Other securities(a)	79	113	—	192

Available-for-sale securities(a)	120	14,243	—	14,363
Trading securities:
U.S. Treasury and Government agencies	1	—	—	1
U.S. Government sponsored agencies	—	6	—	6
Obligations of states and political subdivisions	—	16	1	17
Agency mortgage-backed securities	—	7	—	7
Other bonds, notes and debentures	—	15	—	15
Other securities	161	—	—	161

Trading securities	162	44	1	207
Residential mortgage loans held for sale	—	2,856	—	2,856
Residential mortgage loans(b)	—	—	76	76
Derivative assets:
Interest rate contracts	2	1,445	60	1,507
Foreign exchange contracts	—	201	—	201
Equity contracts	—	—	177	177
Commodity contracts	—	87	—	87

Derivative assets	2	1,733	237	1,972

Total assets	$284	18,876	314	19,474

Liabilities:
Derivative liabilities:
Interest rate contracts	$14	600	3	617
Foreign exchange contracts	—	183	—	183
Equity contracts	—	—	33	33
Commodity contracts	—	82	—	82

Derivative liabilities	14	865	36	915
Short positions	8	2	—	10

Total liabilities	$22	867	36	925

(a)	Excludes FHLB and FRB restricted stock totaling $497 and $347, respectively, at March 31, 2013 and December 31, 2012.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the three months ended March 31, 2013 and the year ended December 31, 2012, no assets or liabilities were transferred between Level 1 and Level 2.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At March 31, 2013 and December 31, 2012, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of warrants associated with the sale of the processing business to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

The warrants allow the Bancorp to purchase approximately 20 million incremental nonvoting units in Vantiv Holding, LLC under certain defined conditions involving change of control. The fair value of the warrants is calculated in conjunction with a third party valuation provider by applying Black-Scholes option valuation models using probability weighted scenarios which contain the following inputs: Vantiv, Inc. stock price, strike price per the Warrant Agreement and several unobservable inputs, such as expected term, expected volatility and expected dividend rate.

For the warrants, an increase in the expected term (years), the expected volatility and the risk free rate assumptions would result in an increase in the fair value; correspondingly, a decrease in these assumptions would result in a decrease in the fair value. The Accounting and Treasury Departments, both of which report to the Bancorp’s Chief Financial Officer, determined the valuation methodology for the warrants. Accounting and Treasury review changes in fair value on a quarterly basis for reasonableness based on changes in historical and implied volatilities, expected terms, probability weightings of the related scenarios, and other assumptions.

Under the terms of the total return swap, the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Visa, Inc. Class B shares into Class A shares. Additionally the Bancorp will make a quarterly payment based on Visa’s stock price and the conversion rate of the Visa, Inc. Class B shares into Class A shares until the date on which the Covered Litigation is settled. The fair value of the total return swap was calculated using a discounted cash flow model based on unobservable inputs consisting of management’s estimate of the probability of certain litigation scenarios, the timing of the resolution of the Covered Litigation and Visa litigation loss estimates in excess, or shortfall, of the Bancorp’s proportional share of escrow funds.

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

The net fair value of the interest rate lock commitments at March 31, 2013 was $50 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the interest rate lock commitments of approximately $37 million and $68 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

interest rate lock commitments of approximately $42 million and $86 million, respectively. The decrease in fair value of interest rate lock commitments due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $5 million and $10 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $5 million and $10 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended March 31, 2013 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	76	57	144	278
Total gains or losses (realized/unrealized):
Included in earnings	—	1	56	27	84
Settlements	—	(4)	(65)	3	(66)
Transfers into Level 3(b)	—	8	—	—	8

Ending balance	$1	81	48	174	304

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2013(c)	$—	1	51	27	79

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended March 31, 2012 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	65	32	32	130
Total gains or losses (realized/unrealized):
Included in earnings	—	(1)	49	28	76
Settlements	—	(3)	(64)	75	8
Transfers into Level 3(b)	—	6	—	—	6

Ending balance	$1	67	17	135	220

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2012(c)	$—	(1)	17	28	44

(a)	Net interest rate derivatives include derivative assets and liabilities of $51 and $3, respectively, as of March 31, 2013 and $21 and $4, respectively, as of March 31, 2012. Net equity derivatives include derivative assets and liabilities of $211 and $37, respectively, as of March 31, 2013, and $159 and $24, respectively, as of March 31, 2012.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment
(c)	Includes interest income and expense.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2013	2012
Mortgage banking net revenue	$57	49
Other noninterest income	27	27

Total gains	$84	76

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at March 31, 2013 and 2012 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2013	2012
Mortgage banking net revenue	$52	16
Other noninterest income	27	28

Total gains	$79	44

The following tables present information as of March 31, 2013 and 2012 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a recurring basis:

As of March 31, 2013 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$81	Loss rate model	Interest rate risk factor Credit risk factor	(91.0) - 49.0% 0 - 68.4%	6.0% 3.4%

IRLCs, net	50	Discounted cash flow	Loan closing rates	9.9 - 95.0%	65.8%

Stock warrants associated with the sale of the processing business	211	Black-Scholes option valuation model	Expected term (years) Expected volatility(a) Expected dividend rate	2.00 - 16.50 23.6 - 35.0% —	5.1 28.9% —

Swap associated with the sale of Visa, Inc. Class B shares	(37)	Discounted cash flow	Timing of the resolution of the Covered Litigation	3/31/2014 - 3/31/2017	NM

As of March 31, 2012 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$67	Loss rate model	Interest rate risk factor Credit risk factor	(88.3) - 16.3% 2.3 - 61.1%	5.2% 4.5%

IRLCs, net	18	Discounted cash flow	Loan closing rates	9.9 - 87.0%	56.5%

Stock warrants associated with the sale of the processing business	157	Black-Scholes option valuation model	Expected term (years) Expected volatility(a) Expected dividend rate	2.00 - 17.3 29.3 - 41.7% —	5.1 35.5% —

Swap associated with the sale of Visa, Inc. Class B shares	(22)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2013 - 12/31/16	NM

(a)	Based on historical and implied volatilities of comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent those assets that were subject to fair value adjustments during the quarters ended March 31, 2013 and 2012 and still held as of the end of the period, and the related losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period:

	Fair Value Measurements Using				Total Losses
As of March 31, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2013
Commercial loans held for sale(a)	$—	—	4	4	(4)
Commercial and industrial loans	—	—	20	20	(6)
Commercial mortgage loans	—	—	34	34	(17)
Commercial construction loans	—	—	7	7	—
Mortgage servicing rights	—	—	766	766	49
OREO property	—	—	120	120	(22)

Total	$—	—	951	951	—

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using				Total Losses
					For the three months ended March 31,
As of March 31, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total	2012
Commercial loans held for sale(a)	$—	—	2	2	(1)
Commercial and industrial loans	—	—	69	69	(30)
Commercial mortgage loans	—	—	81	81	(13)
Commercial construction loans	—	—	37	37	(12)
Mortgage servicing rights	—	—	767	767	11
OREO property	—	—	120	120	(23)

Total	$—	—	1,076	1,076	(68)

(a)	Includes commercial nonaccrual loans held for sale.

The following tables present information as of March 31, 2013 and 2012 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of March 31, 2013 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$4	Appraised value	Appraised value Cost to sell	NM NM	NM 10.0%

Commercial and industrial loans	20	Appraised value	Default rates Collateral value	100% NM	NM NM

Commercial mortgage loans	34	Appraised value	Default rates Collateral value	100% NM	NM NM

Commercial construction loans	7	Appraised value	Default rates Collateral value	100% NM	NM NM

Mortgage servicing rights	766	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 14.0% (Adjustable) 26.8%
			Discount rates	9.4 - 18.0%	(Fixed) 10.5% (Adjustable) 11.7%

OREO property	120	Appraised value	Appraised value	NM	NM

As of March 31, 2012 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$2	Appraised value	Appraised value Cost to sell	NM NM	NM 10.0%

Commercial and industrial loans	69	Appraised value	Default rates Collateral value	100% NM	NM NM

Commercial mortgage loans	81	Appraised value	Default rates Collateral value	100% NM	NM NM

Commercial construction loans	37	Appraised value	Default rates Collateral value	100% NM	NM NM

Mortgage servicing rights	767	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 14.4% (Adjustable) 26.5%
			Discount rates	9.4 - 18.0%	(Fixed) 10.6% (Adjustable) 11.8%

OREO property	120	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

During the first quarter of 2013, the Bancorp transferred $3 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at fair value using significant unobservable inputs. These loans had fair value adjustments totaling $3 million for the three months ended March 31, 2013 and were generally based on appraisals of the underlying collateral and were therefore, classified within Level 3 of the valuation hierarchy. Additionally, there were fair value adjustments on existing commercial loans held for sale of $1 million for the three months ended March 31, 2013. The fair value adjustments are also based on appraisals of the underlying collateral and were therefore classified within Level 3 of the valuation hierarchy. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. The Accounting Department determines the procedures for valuation of commercial HFS loans which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year-old are updated and the Real Estate Valuation group, which reports to the Chief

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Credit Officer, in conjunction with the Commercial Line of Business review the third party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance Department, which reports to the Bancorp Chief Financial Officer, in conjunction with Accounting review all loan appraisal values, carrying values and vintages.

Commercial loans held for investment

During the three months ended March 31, 2013 and 2012, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage and commercial construction loans held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized.

An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. The fair values and recognized impairment losses are reflected in the previous table. Commercial Credit Risk, which reports to the Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

Mortgage servicing rights

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

OREO

During the three months ended March 31, 2013, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses are primarily due to declines in real estate values of the properties recorded in OREO. These losses include $12 million and $6 million in losses, recorded as charge-offs, on new OREO properties transferred from loans during the three months ended March 31, 2013 and 2012, respectively, and $10 million and $17 million in losses for the three months ended March 31, 2013 and 2012, respectively, recorded in other noninterest income, attributable to fair value adjustments on OREO properties subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Fair value changes recognized in earnings for the three months ended March 31, 2013 and 2012 for instruments held at March 31, 2013 and 2012 for which the fair value option was elected as well as the changes in fair value of the underlying IRLCs, included gains of $114 million and $109 million, respectively. Additionally, fair value changes recognized in earnings for the three months ended March 31, 2013 and 2012 for instruments for which the fair value option was elected but are no longer held by the Bancorp at March 31, 2013 and 2012 included gains

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

of $72 million and $188 million, respectively. These gains and losses are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $3 million at March 31, 2013 and December 31, 2012. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2013
Residential mortgage loans measured at fair value	$2,641	2,527	114
Past due loans of 90 days or more	4	4	—
Nonaccrual loans	—	1	(1)

December 31, 2012
Residential mortgage loans measured at fair value	2,932	2,775	157
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	—	1	(1)

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

As of March 31, 2013 ($ in millions)	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,186	2,186	—	—	2,186
Other securities	844	—	844	—	844
Held-to-maturity securities	283	—	—	283	283
Other short-term investments	2,286	2,286	—	—	2,286
Loans held for sale	131	—	—	131	131
Portfolio loans and leases:
Commercial and industrial loans	35,970	—	—	37,621	37,621
Commercial mortgage loans	8,447	—	—	8,091	8,091
Commercial construction loans	670	—	—	537	537
Commercial leases	3,507	—	—	3,341	3,341
Residential mortgage loans(a)	11,798	—	—	11,515	11,515
Home equity	9,583	—	—	9,527	9,527
Automobile loans	11,715	—	—	11,829	11,829
Credit card	1,955	—	—	2,083	2,083
Other consumer loans and leases	275	—	—	287	287
Unallocated allowance for loan and lease losses	(108)	—	—	—	—

Total portfolio loans and leases, net(a)	$83,812	—	—	84,831	84,831

Financial liabilities:
Deposits	91,624	—	91,696	—	91,696
Federal funds purchased	386	386	—	—	386
Other short-term borrowings	2,439	—	2,439	—	2,439
Long-term debt	8,320	8,191	817	—	9,008

(a)	Excludes $81 of residential mortgage loans measured at fair value on a recurring basis.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2012 ($ in millions)	Net Carrying Amount	Fair Value Measurements Using			Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,441	2,441	—	—	2,441
Other securities	844	—	844	—	844
Held-to-maturity securities	284	—	—	284	284
Other short-term investments	2,421	2,421	—	—	2,421
Loans held for sale	83	—	—	83	83
Portfolio loans and leases:
Commercial and industrial loans	35,236	—	—	36,496	36,496
Commercial mortgage loans	8,770	—	—	8,020	8,020
Commercial construction loans	665	—	—	505	505
Commercial leases	3,481	—	—	3,310	3,310
Residential mortgage loans(a)	11,712	—	—	11,532	11,532
Home equity	9,875	—	—	9,798	9,798
Automobile loans	11,944	—	—	12,076	12,076
Credit card	2,010	—	—	2,139	2,139
Other consumer loans and leases	270	—	—	288	288
Unallocated allowance for loan and lease losses	(111)	—	—	—	—

Total portfolio loans and leases, net(a)	$83,852	—	—	84,164	84,164

Financial liabilities:
Deposits	89,517	—	89,592	—	89,592
Federal funds purchased	901	901	—	—	901
Other short-term borrowings	6,280	—	6,280	—	6,280
Long-term debt	7,085	6,925	884	—	7,809

(a)	Excludes $76 of residential mortgage loans measured at fair value on a recurring basis.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2013 to reflect the current market rates and updated market assumptions. These rates were generally higher than those in place during 2012, thus net interest income for deposit providing businesses was positively impacted during 2013.

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

Results of operations and assets by segment for the three months ended March 31, 2013 and 2012 are:

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total
Three months ended March 31, 2013
Net interest income	$360	347	85	36	60	—		888
Provision for loan and lease losses	43	58	29	1	(69)	—		62

Net interest income after provision for loan and lease losses	317	289	56	35	129	—		826
Noninterest income:
Mortgage banking net revenue	—	4	216	—	—	—		220
Service charges on deposits	59	71	—	1	—	—		131
Corporate banking revenue	95	3	—	1	—	—		99
Investment advisory revenue	1	37	—	98	—	(36	)(a)	100
Card and processing revenue	13	68	—	1	(17)	—		65
Other noninterest income	16	22	11	7	53	—		109
Securities gains, net	—	—	—	—	17	—		17
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	2	—	—	—		2

Total noninterest income	184	205	229	108	53	(36)		743
Noninterest expense:
Salaries, wages and incentives	63	116	50	33	137	—		399
Employee benefits	17	39	13	9	36	—		114
Net occupancy expense	6	46	2	3	22	—		79
Technology and communications	3	1	—	—	45	—		49
Card and processing expense	1	29	—	—	1	—		31
Equipment expense	1	14	—	—	13	—		28
Other noninterest expense	186	178	112	70	(232)	(36)		278

Total noninterest expense	277	423	177	115	22	(36)		978

Income before income taxes	224	71	108	28	160	—		591
Applicable income tax expense	39	26	38	10	66	—		179

Net income	185	45	70	18	94	—		412
Less: Net income attributable to noncontrolling interests	—	—	—	—	(10)	—		(10)

Net income attributable to Bancorp	185	45	70	18	104	—		422
Dividends on preferred stock	—	—	—	—	9	—		9

Net income available to common shareholders	$185	45	70	18	95	—		413

Total goodwill	$613	1,655	—	148	—	—		2,416

Total assets	$49,428	50,174	24,026	9,114	(11,360)	—		121,382

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total
Three months ended March 31, 2012
Net interest income	$348	335	80	27	108	—		898
Provision for loan and lease losses	76	86	54	3	(128)	—		91

Net interest income after provision for loan and lease losses	272	249	26	24	236	—		807
Noninterest income:
Mortgage banking net revenue	—	3	201	—	—	—		204
Service charges on deposits	54	74	—	1	—	—		129
Corporate banking revenue	93	3	—	1	—	—		97
Investment advisory revenue	2	31	—	94	—	(31	)(a)	96
Card and processing revenue	12	60	—	1	(14)	—		59
Other noninterest income	16	19	10	—	130	—		175
Securities gains, net	—	—	—	—	9	—		9
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	—	—	—	—		—

Total noninterest income	177	190	211	97	125	(31)		769
Noninterest expense:
Salaries, wages and incentives	58	112	44	35	150	—		399
Employee benefits	16	37	12	9	38	—		112
Net occupancy expense	5	47	2	3	20	—		77
Technology and communications	2	1	—	—	44	—		47
Card and processing expense	1	28	—	—	1	—		30
Equipment expense	1	13	—	—	13	—		27
Other noninterest expense	205	156	104	63	(216)	(31)		281

Total noninterest expense	288	394	162	110	50	(31)		973

Income before income taxes	161	45	75	11	311	—		603
Applicable income tax expense	19	16	27	4	107	—		173

Net income	142	29	48	7	204	—		430
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—		—

Net income attributable to Bancorp	142	29	48	7	204	—		430
Dividends on preferred stock	—	—	—	—	9	—		9

Net income available to common shareholders	$142	29	48	7	195	—		421

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$46,388	48,544	23,155	7,684	(9,024)	—		116,747

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

21. Subsequent Event

On May 7, 2013, Vantiv, Inc. priced a secondary offering of 38.6 million shares of Class A Common Stock of Vantiv, Inc., including 15.6 million shares of Class A Common Stock of Vantiv, Inc. to be sold on behalf of the Bancorp. The offering is expected to be settled on May 15, 2013. As a result of this offering, the Bancorp’s ownership of Vantiv Holding, LLC will be reduced to approximately 28% and the Bancorp’s investment will continue to be accounted for as an equity method investment in the Bancorp’s Condensed Consolidated Financial Statements. The impact of the sale of the Bancorp’s interest in Vantiv Holding, LLC will result in the recognition of a pre-tax gain of approximately $225 million ($145 million after-tax) by the Bancorp in the second quarter of 2013. The underwriters of the offering have an option, solely to cover over-allotments and is exercisable for 30 days from the date of pricing, to purchase an additional 796,310 shares of Vantiv, Inc. Class A Common Stock from the Bancorp.

Upon completion of the sale of the 15.6 million shares of Class A Common Stock of Vantiv, Inc., the Bancorp continued to hold approximately 54.6 million Class B units of Vantiv Holding, LLC and a warrant to purchase approximately 20.4 million Class C non-voting units of Vantiv Holding, LLC, both of which may be exchanged for Class A Common Stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc.’s option for cash. In addition, the Bancorp holds approximately 54.6 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the first quarter of 2013 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the first quarter of 2013.

Defaults Upon Senior Securities (Item 3)

None.

Mine Safety Disclosures (Item 4)

Not applicable.

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

3.2	Code of Regulations of Fifth Third Bancorp as Amended as of September 18, 2012. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 21, 2012.

10.1	Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated January 28, 2013 between Fifth Third Bancorp and Credit Suisse International.*

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail**.

*	An application for confidential treatment for selected portions of this exhibit has been filed with the Securities and Exchange Commission.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: May 9, 2013	/s/ Daniel T. Poston
Daniel T. Poston
Executive Vice President and
Chief Financial Officer