Form 10-Q
period 2013-06-30
FIFTH THIRD BANCORP
filed 2013-08-07
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

There were 851,473,955 shares of the Registrant’s common stock, without par value, outstanding as of June 30, 2013.

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

BHC: Bank Holding Company

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

FTS: Fifth Third Securities

GNMA: Government National Mortgage Association

GSE: Government Sponsored Enterprise

HAMP: Home Affordable Modification Program

HARP: Home Affordable Refinance Program

HFS: Held for Sale

IPO: Initial Public Offering

IRC: Internal Revenue Code

IRLC: Interest Rate Lock Commitment

ISDA: International Swaps and Derivatives Association, Inc.

LCR: Liquidity Coverage Ratio

LIBOR: London InterBank Offered Rate

LLC: Limited Liability Company

LTV: Loan-to-Value

MD&A: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSR: Mortgage Servicing Right

N/A: Not Applicable

NII: Net Interest Income

NM: Not Meaningful

NPR: Notice of Proposed Rulemaking

NSFR: Net Stable Funding Ratio

OCC: Office of the Comptroller of the Currency

OCI: Other Comprehensive Income

OIS: Overnight Index Swap Rate

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

UST: United States Treasury

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

TABLE 1: Selected Financial Data

	For the three months			For the six months
	ended June 30,			ended June 30,
($ in millions, except for per share data)	2013	2012	% Change	2013	2012	% Change
Income Statement Data
Net interest income(a)	$885	899	(2)	$1,777	1,802	(1)
Noninterest income	1,060	678	56	1,803	1,448	25
Total revenue(a)	1,945	1,577	23	3,580	3,250	10
Provision for loan and lease losses	64	71	(11)	126	162	(22)
Noninterest expense	1,035	937	10	2,013	1,911	5
Net income attributable to Bancorp	591	385	53	1,013	815	24
Net income available to common shareholders	582	376	55	995	797	25

Common Share Data
Earnings per share, basic	$0.67	0.41	63	$1.14	0.87	32
Earnings per share, diluted	0.65	0.40	63	1.11	0.85	31
Cash dividends per common share	0.12	0.08	50	0.23	0.16	44
Book value per share	15.56	14.56	7	15.56	14.56	7
Market value per share	18.05	13.40	35	18.05	13.40	35

Financial Ratios (%)
Return on average assets	1.94%	1.32	47	1.68%	1.40	20
Return on average common equity	17.3	11.4	51	14.9	12.2	22
Dividend payout ratio	17.9	19.5	(8)	20.2	18.4	10
Average Bancorp shareholders’ equity as a percent of average assets	11.64	11.58	—	11.51	11.54	—
Tangible common equity(b)	8.83	9.15	(4)	8.83	9.15	(4)
Net interest margin(a)	3.33	3.56	(6)	3.38	3.59	(6)
Efficiency(a)	53.2	59.4	(10)	56.2	58.8	(4)

Credit Quality
Net losses charged off	$112	181	(39)	$245	401	(39)
Net losses charged off as a percent of average loans and leases	0.51%	0.88	(42)	0.57%	0.98	(42)
ALLL as a percent of portfolio loans and leases	1.99	2.45	(19)	1.99	2.45	(19)
Allowance for credit losses as a percent of portfolio loans and leases(c)	2.18	2.66	(18)	2.18	2.66	(18)
Nonperforming assets as a percent of portfolio loans, leases and other assets, including other real estate owned(d)	1.32	1.96	(33)	1.32	1.96	(33)

Average Balances
Loans and leases, including held for sale	$89,473	84,508	6	$89,179	84,132	6
Total securities and other short-term investments	16,962	17,168	(1)	16,904	16,952	—
Total assets	122,212	117,654	4	121,668	116,989	4
Transaction deposits(e)	81,678	77,621	5	81,311	77,378	5
Core deposits(f)	85,537	81,980	4	85,231	81,833	4
Wholesale funding(g)	17,508	17,533	—	17,595	17,065	3
Bancorp shareholders’ equity	14,221	13,628	4	14,001	13,497	4

Regulatory Capital Ratios (%)
Tier I risk-based capital	11.07%	12.31	(10)	11.07%	12.31	(10)
Total risk-based capital	14.34	16.24	(12)	14.34	16.24	(12)
Tier I leverage	10.40	11.39	(9)	10.40	11.39	(9)
Tier I common equity(b)	9.43	9.77	(3)	9.43	9.77	(3)

(a)	Amounts presented on an FTE basis. The FTE adjustment for the three months ended June 30, 2013 and 2012 was $5 and $4, respectively, and for the six months ended June 30, 2013 and 2012 was $9.
(b)	The tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of the MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2013, the Bancorp had $123.4 billion in assets, operated 18 affiliates with 1,326 full-service Banking Centers, including 104 Bank Mart® locations open seven days a week inside select grocery stores, and 2,433 ATMs in 12 states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has a 28% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $448 million as of June 30, 2013.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document as well as the 2012 Form 10-K. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, see the Glossary of Abbreviations and Acronyms in this report for a list of terms included as a tool for the reader of this quarterly report on Form 10-Q. The abbreviations and acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended June 30, 2013, net interest income, on an FTE basis, and noninterest income provided 45% and 55% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries is immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Vantiv, Inc. Share Sale

The Bancorp’s ownership position in Vantiv Holding, LLC was reduced in the second quarter of 2013 when the Bancorp sold an approximate five percent interest and recognized a $242 million gain. The Bancorp’s remaining approximate 28% ownership in Vantiv Holding, LLC was accounted for as an equity method investment in the Bancorp’s Condensed Consolidated Financial Statements and had a carrying value of $448 million as of June 30, 2013.

As of June 30, 2013, the Bancorp continued to hold approximately 53.8 million Class B units of Vantiv Holding, LLC and a warrant to purchase approximately 20.4 million Class C non-voting units of Vantiv Holding, LLC, both of which may be exchanged for Class A Common Stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc.’s option for cash. In addition, the Bancorp holds approximately 53.8 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions.

Subsequent to June 30, 2013, the Bancorp sold additional shares of Vantiv, Inc. For additional information, see Note 22 in the Notes to Condensed Consolidated Financial Statements.

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

On May 21, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 25,035,519 shares, or approximately $539 million, of its outstanding common stock on May 24, 2013. The Bancorp repurchased the shares of its common stock as part of its 100 million share repurchase program previously announced on March 19, 2013. The Bancorp expects the settlement of the transaction to occur on or before October 21, 2013. Approximately $600 million of repurchase authorization remains under the 2013 CCAR, excluding any after-tax gains realized by the Bancorp from future sales of Vantiv, Inc. shares.

Preferred Stock Offering and Conversion

As contemplated by the 2013 CCAR, on May 13, 2013 the Bancorp issued in a registered public offering 600,000 depositary shares, representing 24,000 shares of 5.10% fixed-to-floating rate non-cumulative Series H perpetual preferred stock, for net proceeds of $593 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends, on a non-cumulative semi-annual basis, at an annual rate of 5.10% through but excluding June 30, 2023, at which time it converts to a quarterly floating rate dividend of three-month LIBOR plus 3.033%. Subject to any required regulatory approval, the Bancorp may redeem the Series H preferred shares at its option in whole or in part, at any time on or after June 30, 2023 and following a regulatory capital event at any time prior to June 30, 2023. The Series H preferred shares are not convertible into Bancorp common shares or any other securities. Under the 2013 CCAR, the Bancorp has $450 million of remaining preferred stock available for issuance as of June 30, 2013.

On June 11, 2013, the Bancorp’s Board of Directors authorized the conversion into common stock, no par value, of all outstanding shares of the Bancorp’s 8.50% non-cumulative convertible perpetual preferred stock, Series G, which shares are represented by depositary shares each representing 1/250th of a share of Series G preferred stock, pursuant to the Amended Articles of Incorporation. The Articles grant the Bancorp the right, at its option, to convert all outstanding shares of Series G preferred stock if the closing price of common stock exceeded 130% of the applicable conversion price for 20 trading days within any period of 30 consecutive trading days. The closing price of shares of common stock satisfied such threshold for the 30 trading days ended June 10, 2013, and the Bancorp gave the required notice of its exercise of its conversion right. On July 1, 2013, the Bancorp converted the remaining 16,442 outstanding shares of Series G preferred stock, which

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

represented 4,110,500 depositary shares, into shares of Fifth Third’s common stock. Each share of Series G preferred stock was converted into 2,159.8272 shares of common stock, representing a total of 35,511,740 issued shares. The common shares issued in the conversion are exempt securities pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, as securities exchanged exclusively with Bancorp’s existing security holders where no commission or other remuneration was paid. Upon conversion, the depositary shares were delisted from the NASDAQ Global Select Market and withdrawn from the Exchange.

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

Beginning in 2013, the Bancorp and other large bank holding companies were required to conduct a separate mid-year stress test using financial data as of March 31st under three company-derived macro-economic scenarios (base, adverse and severely adverse). The Bancorp submitted the results of its mid-year stress test to the FRB in July of 2013 and the FRB will publish a summary of the results under the severely adverse scenario in September of 2013. For further discussion on the 2013 Stress Tests and CCAR, see the Capital Management section in MD&A.

In January of 2013, the CFPB issued several final regulations and changes to certain consumer protections under existing laws. These regulations are intended to strengthen consumer protections for high-cost mortgages, amend escrow requirements under the Truth in Lending Act, require mortgage lenders to consider the consumers’ ability to repay home loans before extending them credit, implement mortgage servicing rules, amend the Equal Credit Opportunity Act regarding appraisals and other written valuations for first lien residential mortgage loans and revises the Truth in Lending Act to strengthen loan originator qualification requirements and regulate industry compensation practices. These regulations take effect in 2014 except for the escrow requirements and certain provisions of the compensation rules under the Truth in Lending Act which took effect on June 1, 2013. The Bancorp is currently assessing the impact these new regulations will have on its Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fifth Third offers qualified deposit customers a deposit advance product if they choose to avail themselves of this service to meet short term, small-dollar financial needs. In April of 2013, the CFPB issued a “White Paper” which studied financial services industry offerings and customer use of deposit advance products as well as payday loans and is considering whether rules governing these products are warranted. At the same time, the OCC and FDIC each issued proposed supervisory guidance for public comment to institutions they supervise which supplements existing OCC and FDIC guidance, detailing the principles they expect financial institutions to follow in connection with deposit advance products and supervisory expectations for the use of deposit advance products. The Federal Reserve also issued a statement in April to state member banks like Fifth Third for whom the Federal Reserve is the primary regulator. This statement encouraged state member banks to respond to customers’ small-dollar credit needs in a responsible manner; emphasized that they should take into consideration the risks associated with deposit advance products, including potential consumer harm and potential elevated compliance risk; and reminded them that these product offerings must comply with applicable laws and regulations. Fifth Third’s deposit advance product was designed to fully comply with all applicable federal and state laws. Use of this product is subject to strict eligibility requirements and advance restriction guidelines to limit dependency on this product as a borrowing source. Fifth Third believes this product provides customers with a relatively low-cost alternative for such needs. Fifth Third is currently evaluating the Federal Reserve’s statement, the proposed guidance by other regulators, and the CFPB’s White Paper, to determine whether any changes need to be made to this offering and alternative methods, products and services to ensure that we are able to continue to meet our customers’ needs. As a result, we cannot at this time estimate the negative financial impact of any changes that may be required as a result of these or future developments. These advance balances are included in other consumer loans and leases on the Bancorp’s Condensed Consolidated Balance Sheets with revenue reported in interest and fees on loans and leases in the Bancorp’s Condensed Consolidated Statements of Income and in Tables 3 and 4 in the Statements of Income Analysis section of MD&A.

In December of 2010 and revised in June of 2011, the Basel Committee on Banking Supervision issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. In July of 2013, U.S. banking regulators approved the final enhanced regulatory capital rules (Basel III), which included modifications to the proposed rules. The Bancorp continues to evaluate the final rules and their potential impact. For more information on the impact of the regulatory capital enhancements, refer to the Capital Management section of MD&A.

In October of 2011, the banking agencies issued an NPR that would implement the provisions of the Volcker Rule. These provisions prohibit banks and bank holding companies from engaging in certain types of proprietary trading. The scope of the proprietary trading prohibition, and its impact on Fifth Third, will depend on the definitions in the final rule, particularly those definitions related to statutory exemptions for risk-mitigating hedging activities, market-making and customer-related activities. The Volcker Rule and the rulemakings promulgated thereunder are also expected to restrict banks and their affiliated entities from investing in or sponsoring certain private equity and hedge funds. Fifth Third does not sponsor any private equity or hedge funds that, under the proposed rule, it is prohibited from sponsoring. As of June 30, 2013, the Bancorp had approximately $168 million in interests and approximately $94 million in binding commitments to invest in private equity funds likely to be affected by the Volcker Rule. It is expected that over time the Bancorp may need to eliminate these investments although it is likely that these amounts will be reduced over time in the ordinary course before compliance is required.

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

On January 7, 2013, the Basel Committee issued a final standard for the LCR, which would phase in the LCR beginning in 2015 with full implementation in 2019. In addition, the Basel Committee plans on introducing the NSFR final standard in the next two years. Refer to the Liquidity Risk Management section in MD&A for further discussion on these ratios.

On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the FRB’s rule concerning electronic debit card transaction fees and network exclusivity arrangements (the “Current Rule”) that were adopted to implement Section 1075 of the Dodd-Frank Act, known as the Durbin Amendment. The Court held that, in adopting the Current Rule, the FRB violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore the Current Rule’s maximum permissible fees were too high. In addition, the Court held that the Current Rule’s network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The Court vacated the Current Rule, but stayed its ruling to provide the FRB an opportunity to replace the invalidated portions. The FRB has not yet announced whether it will appeal this decision. If this decision is ultimately upheld and/or the FRB re-issues rules for purposes of implementing the Durbin Amendment in a manner consistent with this decision, the amount of debt card interchange fees the Bancorp would be permitted to charge likely would be reduced, thereby negatively affecting the Bancorp’s financial performance. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for further information regarding the Bancorp’s debit card interchange revenue.

Earnings Summary

The Bancorp’s net income available to common shareholders for the second quarter of 2013 was $582 million, or $0.65 per diluted share, which was net of $9 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the second quarter of 2012 was $376 million, or $0.40 per diluted share, which was net of $9 million in preferred stock dividends. The Bancorp’s net income

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

available to common shareholders for the six months ended June 30, 2013 was $995 million, or $1.11 per diluted share, which was net of $18 million in preferred stock dividends. For the six months ended June 30, 2012, the Bancorp’s net income available to common shareholders was $797 million, or $0.85 per diluted share, which was net of $18 million in preferred stock dividends. Pre-provision net revenue was $905 million and $1.6 billion for the three and six months ended June 30, 2013 compared to $636 million and $1.3 billion in the same periods in 2012. Pre-provision net revenue is a non-GAAP measure. For further information, see the Non-GAAP Financial Measures section in MD&A.

Net interest income decreased to $885 million and $1.8 billion, respectively, for the three and six months ended June 30, 2013 compared to $899 million and $1.8 billion, respectively, for the three and six months ended June 30, 2012. For both periods, net interest income was negatively impacted by a 35 bps decline in yields on the Bancorp’s interest-earning assets, partially offset by a $5.0 billion increase in average loans and leases due primarily to increases in average commercial and industrial loans and average residential mortgage loans. In addition, interest expense decreased for the three and six months ended June 30, 2013 compared to the same periods in the prior year primarily due to a reduction in higher cost average long-term debt along with a decrease in the rate paid on average long-term debt. Net interest margin was 3.33% and 3.38% for the three and six months ended June 30, 2013, respectively, compared to 3.56% and 3.59% for the same periods in the prior year.

Noninterest income increased $382 million, or 56%, in the second quarter of 2013 compared to the same period in the prior year and increased $355 million, or 25%, for the six months ended June 30, 2013 compared to the same period in the prior year. The increase for both periods was primarily due to increases in other noninterest income and mortgage banking net revenue. Other noninterest income increased $311 million and $244 million, respectively, for the three and six months ended June 30, 2013 compared to the same periods in the prior year, primarily due to a $242 million gain on the sale of Vantiv, Inc. shares recognized in the second quarter of 2013. Additionally, other noninterest income increased for the three and six months ended June 30, 2013 compared to the same periods in the prior year due to an increase in the positive valuation adjustments on stock warrants associated with Vantiv Holding, LLC, an increase in BOLI income due to a settlement related to a previously surrendered BOLI policy and a decrease in the loss related to the Visa total return swap. Mortgage banking net revenue increased $50 million and $66 million for the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. The increase in mortgage banking net revenue for both periods was primarily due to an increase in positive net valuation adjustments on mortgage servicing rights and free-standing derivatives entered into to economically hedge the MSR portfolio partially offset by a decrease in origination fees and gains on loan sales.

Noninterest expense increased $98 million, or 10%, in the second quarter of 2013 and increased $102 million, or five percent, for the six months ended June 30, 2013 compared to the same periods in 2012. The increase for both periods was primarily due to increases in other noninterest expense of $80 million and $75 million, respectively, for the three and six months ended June 30, 2013 compared to the same periods in the prior year primarily due to increases in losses and adjustments related to increases in litigation expense and a fraud loss recorded in the second quarter of 2013. In addition, total personnel costs (salaries, wages and incentives plus employee benefits) increased $10 million and $13 million, respectively, for the three and six months ended June 30, 2013 compared to the same periods in the prior year, due to an increase in incentive compensation as a result of improved production levels and an increase in stock compensation expense.

Credit Summary

The Bancorp does not originate subprime mortgage loans and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. During the six months ended June 30, 2013, credit trends have improved, and as a result, the provision for loan and lease losses decreased to $64 million and $126 million for the three and six months ended June 30, 2013 compared to $71 million and $162 million, respectively, for the same periods in 2012. In addition, net charge-offs as a percent of average portfolio loans and leases decreased to 0.51% during the second quarter of 2013 compared to 0.88% during the second quarter of 2012 and decreased to 0.57% for the six months ended June 30, 2013 compared to 0.98% for the six months ended June 30, 2012. At June 30, 2013, nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 1.32%, compared to 1.49% at December 31, 2012. For further discussion on credit quality, see the Credit Risk Management section in MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System. As of June 30, 2013, the Tier I risk-based capital ratio was 11.07%, the Tier I leverage ratio was 10.40% and the total risk-based capital ratio was 14.34%.

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

U.S. banking regulators approved final capital rules (Basel III) in July of 2013 that substantially amend the existing risk-based capital rules (Basel I) for banks. The Bancorp believes providing an estimate of its capital position based upon the final rules is important to complement the existing capital ratios and for comparability to other financial institutions. Since these rules are not effective for the Bancorp until January 1, 2015, they are considered non-GAAP measures and therefore are included in the following non-GAAP financial measures table.

Pre-provision net revenue is net interest income plus noninterest income minus noninterest expense. The Bancorp believes this measure is important because it provides a ready view of the Bancorp’s earnings before the impact of provision expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles non-GAAP financial measures to U.S. GAAP as of or for the three and six months ended:

TABLE 2: Non-GAAP Financial Measures

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2013	2012	2013	2012
Income before income taxes (U.S. GAAP)	$841	565	1,432	1,168
Add: Provision expense (U.S. GAAP)	64	71	126	162

Pre-provision net revenue	905	636	1,558	1,330
Net income available to common shareholders (U.S. GAAP)	$582	376	995	797
Add: Intangible amortization, net of tax	1	2	2	3

Tangible net income available to common shareholders	$583	378	997	800

			June 30,	December 31,
			2013	2012
Total Bancorp shareholders’ equity (U.S. GAAP)			$14,239	13,716
Less: Preferred stock			(991)	(398)
Goodwill			(2,416)	(2,416)
Intangible assets			(23)	(27)

Tangible common equity, including unrealized gains / losses			10,809	10,875
Less: Accumulated other comprehensive income			(149)	(375)

Tangible common equity, excluding unrealized gains / losses (1)			10,660	10,500
Add: Preferred stock			991	398

Tangible equity (2)			$11,651	10,898

Total assets (U.S. GAAP)			$123,360	121,894
Less: Goodwill			(2,416)	(2,416)
Intangible assets			(23)	(27)
Accumulated other comprehensive income, before tax			(229)	(577)

Tangible assets, excluding unrealized gains / losses (3)			$120,692	118,874

Total Bancorp shareholders’ equity (U.S. GAAP)			$14,239	13,716
Less: Goodwill and certain other intangibles			(2,496)	(2,499)
Accumulated other comprehensive income			(149)	(375)
Add: Qualifying TruPS			810	810
Other			22	33

Tier I risk-based capital			12,426	11,685
Less: Preferred stock			(991)	(398)
Qualifying TruPS			(810)	(810)
Qualified noncontrolling interests in consolidated subsidiaries			(38)	(48)

Tier I common equity (4)			$10,587	10,429

Risk-weighted assets (a) (5)			$112,285	109,699
Ratios:
Tangible equity (2) / (3)			9.65%	9.17
Tangible common equity (1) / (3)			8.83%	8.83
Tier I common equity (4) / (5)			9.43%	9.51

Basel III—Estimated Tier I common equity ratio
Tier I common equity (Basel I)			$10,587
Add: Adjustment related to capital components(b)			86

Estimated Tier I common equity under final Basel III rules without AOCI (opt out) (6)			10,673
Add: Adjustment related to AOCI(c)			149

Estimated Tier I common equity under final Basel III rules with AOCI (non opt out) (7)			10,822

Estimated risk-weighted assets under final Basel III rules (d) (8)			117,366

Estimated Tier I common equity ratio under final Basel III rules (opt out) (6) / (8)			9.09%
Estimated Tier I common equity ratio under final Basel III rules (non opt out) (7) / (8)			9.22%

(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in the Bancorp’s total risk-weighted assets.
(b)	Adjustments related to capital components include MSRs and deferred tax assets subject to threshold limitations and deferred tax liabilities related to intangible assets, which were deductions to capital under Basel I capital rules.
(c)	Under final Basel III rules, non-advanced approach banks are permitted to make a one-time election to opt out of the requirement to include AOCI in Tier I common equity.
(d)	Key differences under Basel III in the calculation of risk-weighted assets compared to Basel I include: (1) Risk weighting for commitments under 1 year; (2) Higher risk weighting for exposures to securitizations, past due loans, foreign banks and certain commercial real estate; (3) Higher risk weighting for MSRs and deferred tax assets that are under certain thresholds as a percent of Tier I capital; and (4) Derivatives are differentiated between exchange clearing and over-the-counter and the 50% risk-weight cap is removed.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. These accounting policies are discussed in detail in Management’s Discussion and Analysis – Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012. No material changes were made to the valuation techniques or models during the six months ended June 30, 2013.

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

Tables 3 and 4 present the components of net interest income, net interest margin and net interest rate spread for the three and six months ended June 30, 2013 and 2012, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income was $885 million for the second quarter of 2013, a decrease of $14 million compared to the second quarter of 2012. Net interest income was $1.8 billion for the six months ended June 30, 2013, a decrease of $25 million from the six months ended June 30, 2012. Included within net interest income are amounts related to the accretion of discounts on acquired loans and deposits, primarily as a result of acquisitions in previous years, which increased net interest income by $5 million and $10 million during the three and six months ended June 30, 2013, respectively, compared to $11 million and $19 million during the three and six months ended June 30, 2012, respectively. The original purchase accounting discounts reflected the high discount rates in the market at the time of the acquisitions; the total loan discounts are being accreted into net interest income over the remaining period to maturity of the loans acquired. Based upon the remaining period to maturity, and excluding the impact of potential prepayments, the Bancorp anticipates recognizing approximately $5 million in additional net interest income during the remainder of 2013 as a result of the amortization and accretion of premiums and discounts on acquired loans and deposits.

For the three and six months ended June 30, 2013, net interest income was negatively impacted by a 35 bps decline in yields on the Bancorp’s interest-earnings assets compared to the three and six months ended June 30, 2012. The decrease in yields on interest-earning assets was partially offset by an increase in average loans and leases of $5.0 billion for both the three and six months ended June 30, 2013 compared to the same periods in the prior year, as well as a decrease in interest expense compared to the prior year periods. The decrease in interest expense was primarily the result of a $2.1 billion and $2.2 billion, respectively, decrease in average long-term debt coupled with a 46 bps and 47 bps, respectively, decrease in the rate paid on average long-term debt for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. For the three and six months ended June 30, 2013, the net interest rate spread decreased to 3.16% and 3.20%, respectively, from 3.35% and 3.37% in the same periods in 2012, as the benefit of the decreases in rates on interest-bearing liabilities was more than offset by a decrease in yield on average interest-earnings assets for the three and six months ended June 30, 2013 when compared to the same periods in 2012.

Net interest margin was 3.33% and 3.38% for the three and six months ended June 30, 2013, respectively, compared to 3.56% and 3.59% for the three and six months ended June 30, 2012, respectively. Net interest margin was impacted by the amortization and accretion of premiums and discounts on acquired loans and deposits that resulted in an increase in net interest margin of 2 bps during the three and six months ended June 30, 2013 compared to a 4 bps and 3 bps increase during the three and six months ended June 30, 2012. Exclusive of these amounts, net interest margin decreased 21 bps and 20 bps for the three and six months ended June 30, 2013 compared to the same periods in the prior year. The decrease from both periods in 2012 was driven primarily by the previously mentioned decline in the yield on average interest-earning assets, partially offset by an increase in average loans and leases and a reduction in higher cost long-term debt coupled with a decrease in the rates paid on average long-term debt.

Interest income from loans and leases decreased $26 million, or three percent, compared to the second quarter of 2012 and decreased $43 million, or two percent, compared to the six months ended June 30, 2012. The decrease from the three and six months ended June 30, 2012 was primarily the result of a decrease of 37 bps and 33 bps, respectively, in yields on average loans and leases partially offset by an increase of six percent in average loans and leases for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year. The increase in average loans and leases for the three and six months ended June 30, 2013 was driven primarily by an increase of 15% in average commercial and industrial loans and an increase of 15% in average residential mortgage loans for both periods. For more information on the Bancorp’s loan and lease portfolio, see the Loans and Leases section of the Balance Sheet Analysis section of MD&A. In addition, interest income from investment securities and other short-term investments decreased $16 million, or 12%, compared to the three months ended June 30, 2012 primarily as the result of a 39 bps decrease in the average yield on taxable securities. Interest income from investment securities and other short-term investments decreased $45 million, or 16%, compared to the six months ended June 30, 2012, primarily due to a 54 bps decrease in the average yield on taxable securities.

Average core deposits increased $3.6 billion, or four percent, compared to the second quarter of 2012 and increased $3.4 billion, or four percent, compared to the six months ended June 30, 2012. The increase from both periods was primarily due to an increase in average money market deposits and average demand deposits partially offset by decreases in average savings deposits and average other time deposits. The cost of average core deposits decreased to 18 bps and 19 bps for the three and six months ended June 30, 2013, respectively, from 21 bps and 22 bps for the three and six months ended June 30, 2012. This decrease was primarily the result of a mix shift to lower cost core deposits as a result of run-off of higher priced CDs combined with decreases of 7 bps and 8 bps in the rate paid on average savings deposits and decreases of 12 bps on average other time deposits compared to the three and six months ended June 30, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three and six months ended June 30, 2013, interest expense on average wholesale funding decreased $25 million and $52 million, respectively, compared to the three and six months ended June 30, 2012 primarily as a result of a $2.1 billion and $2.2 billion decrease in average long-term debt. In addition, the decrease in interest expense on average wholesale funding for both periods was also due to a decrease in the rates paid on average long-term debt of 46 bps and 47 bps for the three and six months ended June 30, 2013 compared to the same periods in 2012, respectively. The reduction in higher cost long-term debt was primarily the result of the redemption of outstanding TruPS and FHLB debt in the second half of 2012. In the third quarter of 2012, the Bancorp redeemed $1.4 billion of outstanding TruPS which had a 7.25% distribution rate. Additionally, in the fourth quarter of 2012, the Bancorp terminated $1.0 billion of FHLB debt with a fixed rate of 4.56%. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three and six months ended June 30, 2013, average wholesale funding represented 24% of average interest-bearing liabilities compared to 24% and 23%, respectively, during the same periods in the prior year. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the three months ended	June 30, 2013			June 30, 2012			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$37,636	$336	3.58%	$32,770	$337	4.13%	$47	(48)	(1)
Commercial mortgage	8,627	79	3.65	9,873	93	3.81	(10)	(4)	(14)
Commercial construction	717	6	3.41	886	7	3.05	(2)	1	(1)
Commercial leases	3,553	30	3.36	3,471	32	3.68	1	(3)	(2)

Subtotal – commercial	50,533	451	3.58	47,000	469	4.01	36	(54)	(18)
Residential mortgage loans	14,984	146	3.91	13,059	134	4.12	19	(7)	12
Home equity	9,625	90	3.76	10,430	98	3.80	(7)	(1)	(8)
Automobile loans	11,887	94	3.16	11,755	110	3.76	2	(18)	(16)
Credit card	2,071	51	9.97	1,915	47	9.92	4	—	4
Other consumer loans/leases	373	37	39.49	349	37	42.87	3	(3)	—

Subtotal – consumer	38,940	418	4.31	37,508	426	4.57	21	(29)	(8)

Total loans and leases	89,473	869	3.89	84,508	895	4.26	57	(83)	(26)
Securities:
Taxable	15,346	118	3.09	15,548	134	3.48	(1)	(15)	(16)
Exempt from income taxes(b)	55	1	5.01	62	1	5.02	—	—	—
Other short-term investments	1,561	1	0.24	1,558	1	0.24	—	—	—

Total interest-earning assets	106,435	989	3.73	101,676	1,031	4.08	56	(98)	(42)
Cash and due from banks	2,359			2,264
Other assets	15,198			15,835
Allowance for loan and lease losses	(1,780)			(2,121)

Total assets	$122,212			$117,654

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$22,796	$13	0.23%	$23,548	$12	0.22%	$(1)	2	1
Savings	18,864	6	0.12	22,143	11	0.19	(1)	(4)	(5)
Money market	8,918	6	0.24	4,258	2	0.22	4	—	4
Foreign office deposits	1,418	1	0.29	1,321	1	0.27	—	—	—
Other time deposits	3,859	14	1.48	4,359	17	1.60	(2)	(1)	(3)
Certificates - $100,000 and over	6,519	13	0.82	3,130	12	1.50	8	(7)	1
Other deposits	10	—	0.08	23	—	0.13	—	—	—
Federal funds purchased	560	—	0.11	408	—	0.15	—	—	—
Other short-term borrowings	2,867	1	0.18	4,303	2	0.17	(1)	—	(1)
Long-term debt	7,552	50	2.65	9,669	75	3.11	(15)	(10)	(25)

Total interest-bearing liabilities	73,363	104	0.57	73,162	132	0.73	(8)	(20)	(28)
Demand deposits	29,682			26,351
Other liabilities	4,908			4,462

Total liabilities	107,953			103,975
Total equity	14,259			13,679

Total liabilities and equity	$122,212			$117,654

Net interest income		$885			$899		$64	(78)	(14)
Net interest margin			3.33%			3.56%
Net interest rate spread			3.16			3.35
Interest-bearing liabilities to interest-earning assets			68.93			71.96

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $5 and $4 for the three months ended June 30, 2013 and 2012, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 4: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the six months ended	June 30, 2013			June 30, 2012			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield Rate	Average Balance	Revenue/ Cost	Average Yield Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$37,033	$686	3.74%	$32,095	$665	4.16%	$93	(72)	21
Commercial mortgage	8,801	159	3.64	9,975	192	3.88	(22)	(11)	(33)
Commercial construction	709	12	3.32	947	14	3.05	(3)	1	(2)
Commercial leases	3,555	59	3.37	3,507	65	3.73	—	(6)	(6)

Subtotal – commercial	50,098	916	3.69	46,524	936	4.05	68	(88)	(20)
Residential mortgage loans	14,925	292	3.94	12,994	268	4.15	38	(14)	24
Home equity	9,748	181	3.75	10,518	200	3.82	(15)	(4)	(19)
Automobile loans	11,991	191	3.22	11,819	228	3.87	2	(39)	(37)
Credit card	2,070	101	9.82	1,920	92	9.67	8	1	9
Other consumer loans/leases	347	74	42.84	357	74	41.46	(2)	2	—

Subtotal – consumer	39,081	839	4.33	37,608	862	4.61	31	(54)	(23)

Total loans and leases	89,179	1,755	3.97	84,132	1,798	4.30	99	(142)	(43)
Securities:
Taxable	15,285	230	3.04	15,430	275	3.58	(4)	(41)	(45)
Exempt from income taxes(b)	53	1	5.21	61	1	5.31	—	—	—
Other short-term investments	1,566	2	0.25	1,461	2	0.25	—	—	—

Total interest-earning assets	106,083	1,988	3.78	101,084	2,076	4.13	95	(183)	(88)
Cash and due from banks	2,292			2,304
Other assets	15,108			15,785
Allowance for loan and lease losses	(1,815)			(2,184)

Total assets	$121,668			$116,989

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$23,277	$26	0.23%	$22,928	$25	0.22%	$(2)	3	1
Savings	19,218	12	0.12	22,043	22	0.20	(2)	(8)	(10)
Money market	8,428	10	0.24	4,401	5	0.22	5	—	5
Foreign office deposits	1,261	2	0.28	1,799	2	0.26	—	—	—
Other time deposits	3,920	29	1.49	4,455	36	1.61	(4)	(3)	(7)
Certificates - $100,000 and over	5,275	24	0.92	3,154	24	1.52	12	(12)	—
Other deposits	25	—	0.12	21	—	0.11	—	—	—
Federal funds purchased	625	—	0.13	389	—	0.13	—	—	—
Other short-term borrowings	4,141	4	0.18	3,782	3	0.15	—	1	1
Long-term debt	7,529	104	2.79	9,719	157	3.26	(33)	(20)	(53)

Total interest-bearing liabilities	73,699	211	0.58	72,691	274	0.76	(24)	(39)	(63)
Demand deposits	29,127			26,207
Other liabilities	4,798			4,544

Total liabilities	107,624			103,442
Total equity	14,044			13,547

Total liabilities and equity	$121,668			$116,989

Net interest income		$1,777			$1,802		$119	(144)	(25)
Net interest margin			3.38%			3.59%
Net interest rate spread			3.20			3.37
Interest-bearing liabilities to interest-earning assets			69.47			71.91

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table are $9 for the six months ended June 30, 2013 and 2012.

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

The provision for loan and lease losses was $64 million and $126 million for the three and six months ended June 30, 2013 compared to $71 million and $162 million during the same periods in 2012. The decrease in provision expense for both periods was due to decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases, and improvement in underlying loss trends. The ALLL declined $119 million from $1.9 billion at December 31, 2012 to $1.7 billion at June 30, 2013. As of June 30, 2013, the ALLL as a percent of portfolio loans and leases decreased to 1.99%, compared to 2.16% at December 31, 2012.

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

Noninterest Income

Noninterest income increased $382 million, or 56%, for the second quarter of 2013 compared to the second quarter of 2012 and increased $355 million, or 25%, for the six months ended June 30, 2013 compared to the same period in the prior year.

The components of noninterest income for the three and six months ended June 30, 2013 and 2012 are as follows:

TABLE 5: Noninterest Income

	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2013	2012	% Change	2013	2012	% Change
Mortgage banking net revenue	$233	183	28	$453	387	17
Service charges on deposits	136	130	4	267	260	3
Corporate banking revenue	106	102	4	205	199	3
Investment advisory revenue	98	93	6	198	190	5
Card and processing revenue	67	64	6	132	122	8
Other noninterest income	414	103	NM	523	279	88
Securities gains, net	—	3	(96)	17	11	48
Securities gains, net - non-qualifying hedges on mortgage servicing rights	6	—	NM	8	—	NM

Total noninterest income	$1,060	678	56	$1,803	1,448	25

Mortgage banking net revenue

Mortgage banking net revenue increased $50 million and $66 million for the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012.

The components of mortgage banking net revenue are as follows:

TABLE 6: Components of Mortgage Banking Net Revenue

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2013	2012	2013	2012
Origination fees and gains on loan sales	$150	183	$319	357
Net mortgage servicing revenue:
Gross mortgage servicing fees	62	63	124	124
Mortgage servicing rights amortization	(51)	(41)	(104)	(86)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	72	(22)	114	(8)

Net mortgage servicing revenue	83	—	134	30

Mortgage banking net revenue	$233	183	$453	387

Origination fees and gains on loan sales decreased $33 million and $38 million for the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. The decrease from both periods in the prior year was primarily the result of lower profit margins on sold residential mortgage loans partially offset by a 26% and 20% increase in residential mortgage loan originations from the three and six months ended June 30, 2012, respectively. Residential mortgage loan originations increased to $7.5 billion during the second quarter of 2013 compared to $5.9 billion during the second quarter of 2012 and increased to $14.9 billion during the six months ended June 30, 2013 from $12.4 billion during the six months ended June 30, 2012. The increase in originations is primarily due to strong refinancing activity including an increase in refinancing activity under the HARP 2.0 program.

Net mortgage servicing revenue is comprised of gross mortgage servicing fees and related mortgage servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net mortgage servicing revenue increased $83 million and $104 million for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, driven primarily by increases of $94 million and $122 million, respectively, in net valuation adjustments partially offset by increases in mortgage servicing rights amortization of $10 million and $18 million for the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012.

The net valuation adjustment gain of $72 million during the second quarter of 2013 included a recovery of temporary impairment of $102 million on the MSRs partially offset by $30 million in losses from derivatives economically hedging the MSRs. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of MSRs can be found in Note 9 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

risk associated with changes in the valuation on the MSR portfolio. See Note 10 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio. The net valuation adjustment loss of $22 million during the second quarter of 2012 included $60 million in temporary impairment on the MSR portfolio partially offset by $38 million in gains from derivatives economically hedging the MSRs. The net valuation adjustment gain of $114 million for the six months ended June 30, 2013 included a recovery of temporary impairment of $151 million on the MSRs partially offset by $37 million in losses from derivatives economically hedging the MSRs. The net valuation adjustment loss of $8 million for the six months ended June 30, 2012 included $49 million of temporary impairment on the MSR portfolio partially offset by $42 million in gains from derivatives economically hedging the MSR portfolio. Mortgage rates increased during the three and six months ended June 30, 2013. This caused modeled prepayments speeds to slow, which led to the recovery on temporary impairment on servicing rights during both periods.

The Bancorp’s total residential loans serviced as of June 30, 2013 and 2012 were $81.7 billion and $74.8 billion, respectively, with $67.2 billion, and $61.6 billion, respectively, of residential mortgage loans serviced for others.

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. Unrealized gains of $6 million and $8 million related to these securities for the three and six months ended June 30, 2013, respectively, were recorded in securities gains, net, non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income. There were no sales of securities related to the Bancorp’s non-qualifying hedging strategy during the three and six months ended June 30, 2013 and 2012.

Service charges on deposits

Service charges on deposits increased $6 million and $7 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year primarily driven by commercial deposit revenue which increased $4 million and $8 million compared to the same periods in the prior year. The increase in commercial deposit revenue for the three and six months ended June 30, 2013 was primarily due to a pricing change implemented in 2012 and the acquisition of new customers. Additionally, the three months ended June 30, 2013 included an increase in treasury management fees. For the three months ended June 30, 2013, consumer deposit revenue increased $2 million compared to the same period in the prior year due to an increase in consumer checking fees due to new deposit product offerings partially offset by the elimination of daily overdraft fees on continuing consumer overdraft positions which took effect late in the second quarter of 2012.

Corporate banking revenue

Corporate banking revenue increased $4 million and $6 million for the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. The increase compared to the three months ended June 30, 2012 was primarily due to a $7 million increase in syndication fees partially offset by a decrease of $3 million in institutional sales revenue. The increase compared to the six months ended June 30, 2012 was primarily due to an increase in syndication fees and foreign exchange fees partially offset by a decrease in letter of credit fees.

Investment advisory revenue

Investment advisory revenue increased $5 million and $8 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase for both periods was primarily due to increased private client service fees, an increase in new customers, higher customer activity and increased securities and brokerage fees due to an increase in equity and bond market values partially offset by a decrease in mutual fund fees. Due to the sale of certain FTAM funds during the third quarter of 2012, mutual fund fees decreased $5 million and $10 million for the three and six months ended June 30, 2013 compared to the same prior year periods. The Bancorp had approximately $312.5 billion and $291.3 billion in total assets under care as of June 30, 2013 and 2012, respectively, and managed $26.6 billion and $25.5 billion in assets, respectively, for individuals, corporations and not-for-profit organizations for the same comparative periods.

Card and processing revenue

Card and processing revenue increased $3 million and $10 million for the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. The increase for both periods was primarily the result of higher transaction volumes, higher levels of consumer spending and the benefit of new products. Debit card interchange revenue, included in card and processing revenue, was $31 million and $59 million for the three and six months ended June 30, 2013, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest income

The major components of other noninterest income are as follows:

TABLE 7: Components of Other Noninterest Income

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2013	2012	2013	2012
Gain on sale of Vantiv, Inc. shares and Vantiv, Inc. IPO	$242	—	$242	115
Valuation adjustments on stock warrants associated with Vantiv Holding, LLC	76	56	110	102
Equity method earnings from interest in Vantiv Holding, LLC	19	26	36	2
Operating lease income	18	15	34	29
BOLI income	20	9	31	18
Cardholder fees	12	12	23	22
Banking center income	8	8	18	15
Insurance income	8	7	16	14
Consumer loan and lease fees	7	7	13	13
Gain on loan sales	—	8	2	14
Loss on sale of OREO	(5)	(19)	(15)	(36)
Loss on swap associated with the sale of Visa, Inc. class B shares	(5)	(11)	(12)	(29)
Other, net	14	(15)	25	—

Total other noninterest income	$414	103	$523	279

Other noninterest income increased $311 million in the second quarter of 2013 compared to the second quarter of 2012 and $244 million for the six months ended June 30, 2013 compared to the same period in the prior year. The increase for both periods was primarily due to a $242 million gain on the sale of Vantiv, Inc. shares recorded in the second quarter of 2013. In addition, the positive valuation adjustments on the stock warrants associated with Vantiv Holding, LLC increased $20 million and $8 million for the three and six months ended June 30, 2013 from the comparable prior year periods. BOLI income increased $11 million and $13 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year primarily due to a $10 million settlement in the second quarter of 2013 related to a previously surrendered BOLI policy. Additionally, the equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $7 million compared to the three months ended June 30, 2012 and increased $34 million compared to the six months ended June 30, 2012. The decrease for the three months ended June 30, 2013 is due to the decrease in the Bancorp’s ownership percentage of Vantiv Holding, LLC from 39% as of June 30, 2012 to 28% as of June 30, 2013 primarily due to the share sales. The increase for the six months ended June 30, 2013 was primarily due to $34 million in debt termination charges incurred in the first quarter of 2012 related to Vantiv Holding, LLC’s debt refinancing which was included in equity method earnings. The “other” caption increased $29 million and $25 million, respectively, for the three and six months ended June 30, 2013 compared to the prior year periods, primarily due to $17 million in lower of cost or market adjustments associated with bank premises held-for-sale recorded in the second quarter of 2012. In addition, other noninterest income benefited from a $6 million and $17 million decrease in the loss related to the Visa total return swap for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, respectively.

For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B shares and the valuation of warrants associated with Vantiv Holding, LLC, see Note 20 of the Notes to Condensed Consolidated Financial Statements.

Noninterest Expense

Total noninterest expense increased $98 million, or 10%, for the three months ended June 30, 2013, and $102 million, or five percent, for the six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, respectively.

The major components of noninterest expense are as follows:

TABLE 8: Noninterest Expense

	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2013	2012	% Change	2013	2012	% Change
Salaries, wages and incentives	$404	393	3	$803	792	1
Employee benefits	83	84	(1)	197	195	1
Net occupancy expense	76	74	4	155	151	3
Technology and communications	50	48	3	99	95	4
Card and processing expense	33	30	10	65	60	8
Equipment expense	28	27	1	56	55	2
Other noninterest expense	361	281	28	638	563	13

Total noninterest expense	$1,035	937	10	$2,013	1,911	5

Efficiency ratio	53.2%	59.4%		56.2%	58.8%

Total personnel costs increased $10 million and $13 million, respectively, for the three and six months ended June 30, 2013 compared to the same periods in 2012. The increase from both periods in the prior year reflected an increase in incentive compensation as a result of improved production levels in the current year and an increase in stock compensation expense. Full time equivalent employees totaled 20,569 at June 30, 2013 compared to 20,888 at June 30, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 9: Components of Other Noninterest Expense

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2013	2012	2013	2012
Losses and adjustments	$92	29	$129	69
Loan and lease	46	46	87	91
FDIC insurance and other taxes	33	27	67	45
Marketing	32	36	59	59
Affordable housing investments impairment	27	19	47	46
Professional service fees	17	15	31	25
Travel	15	13	28	25
Operating lease	13	10	26	21
Postal and courier	12	12	24	25
Recruitment and education	6	7	12	14
Insurance	4	5	9	10
OREO expense	3	5	7	10
Intangible asset amortization	2	4	4	7
Provision (benefit) for unfunded commitments and letters of credit	(2)	(1)	(13)	(3)
Other, net	61	54	121	119

Total other noninterest expense	$361	281	$638	563

Total other noninterest expense increased $80 million and $75 million, respectively, for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to increases in losses and adjustments and FDIC insurance and other taxes partially offset by an increase in the benefit recorded related to unfunded commitments and letters of credit.

Losses and adjustments increased $63 million and $60 million, respectively, for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. The increase in losses and adjustments is primarily due to an increase in litigation expense of $53 million and $40 million, respectively, for the three and six months ended June 30, 2013 compared to the same periods in the prior year and due to a $10 million fraud loss recorded in the second quarter of 2013. The provision for representation and warranty claims, included in losses and adjustments, increased $5 million and $9 million, respectively, for the three and six months ended June 30, 2013 compared to the same periods in the prior year primarily due to an increase in the reserve as a result of additional information obtained from FHLMC in the second quarter of 2013 regarding future mortgage repurchase and file requests. As such, the Bancorp was able to better estimate the losses that are probable on loans sold to FHLMC with representation and warranty provisions. FDIC insurance and other taxes increased $22 million for the six months ended June 30, 2013 compared to the same period in the prior year due to a $23 million expense reduction in the first quarter of 2012 from an agreement reached on certain outstanding disputes for non-income tax related assessments. In addition, the provision for unfunded commitments and letters of credit was a benefit of $2 million and $13 million, respectively, for the three and six months ended June 30, 2013 compared to a benefit of $1 million and $3 million, respectively, for the three and six months ended June 30, 2012. The increase in the benefit recorded in each period reflects a decrease in estimated loss rates related to unfunded commitments and letters of credit due to improved credit trends partially offset by an increase in unfunded commitments for which the Bancorp holds reserves. Additionally, affordable housing investments impairment increased $8 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase is primarily due to the benefit from the sale of affordable housing investments of $8 million in the second quarter of 2012 compared to $2 million in the second quarter of 2013.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 53.2% and 56.2% for the three and six months ended June 30, 2013, respectively, compared to 59.4% and 58.8% for the three and six months ended June 30, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 10: Applicable Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2013	2012	2013	2012
Income before income taxes	$841	565	$1,432	1,168
Applicable income tax expense	250	180	429	352
Effective tax rate	29.7%	31.8	30.0%	30.2

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

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised, the Bancorp is required to write-off the deferred tax asset previously established for these stock-based awards. The stock-based awards granted to employees in March of 2003 had an exercise period that expired in March of 2013. As these stock-based awards were not exercised on or before their expiration date, the Bancorp was required to write-off the deferred tax asset established for these awards during the first quarter, which resulted in an additional $12 million of income tax expense during the three months ended March 31, 2013. The Bancorp recognized a similar non-cash charge during 2012; however, the non-cash charge was recognized during the second quarter of 2012. As a result of the Bancorp’s stock price as of June 30, 2013, it is probable that the Bancorp will be required to record an additional $2 million of income tax expense during the next twelve months, primarily in the second quarter of 2014. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future; therefore, it is possible that the total impact to income tax expense will be greater than or less than this amount.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its loans and leases based upon the primary purpose of the loan. Table 11 summarizes end of period loans and leases, including loans held for sale and Table 12 summarizes average total loans and leases, including loans held for sale.

TABLE 11: Components of Total Loans and Leases (includes held for sale)

	June 30, 2013		December 31, 2012
($ in millions)	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$37,868	43	36,077	42
Commercial mortgage loans	8,450	9	9,116	10
Commercial construction loans	758	1	707	1
Commercial leases	3,570	4	3,549	4

Subtotal – commercial	50,646	57	49,449	57

Consumer:
Residential mortgage loans	14,513	17	14,873	17
Home equity	9,531	11	10,018	11
Automobile loans	12,015	13	11,972	13
Credit card	2,114	2	2,097	2
Other consumer loans and leases	361	—	312	—

Subtotal – consumer	38,534	43	39,272	43

Total loans and leases	$89,180	100	88,721	100

Total portfolio loans and leases (excludes loans held for sale)	$87,032		85,782

Loans and leases, including loans held for sale, increased $459 million, or one percent, from December 31, 2012. The increase from December 31, 2012 was comprised of an increase of $1.2 billion, or two percent, in commercial loans and leases partially offset by a decrease of $738 million, or two percent, in consumer loans and leases.

Commercial loans and leases increased from December 31, 2012 primarily due to an increase in commercial and industrial loans partially offset by a decrease in commercial mortgage loans. Commercial and industrial loans increased $1.8 billion, or five percent, from December 31, 2012 as a result of an increase in new loan origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Commercial mortgage loans decreased $666 million, or seven percent, from December 31, 2012 due to continued runoff as the level of new originations was less than the repayments of the existing portfolio.

Consumer loans and leases decreased from December 31, 2012 primarily due to a decrease in home equity and residential mortgage loans. Home equity decreased $487 million, or five percent, from December 31, 2012 as payoffs exceeded new loan production. Residential mortgage loans decreased $360 million, or two percent, due to sales of residential mortgage loans exceeding new loan originations. Excluding held for sale, residential mortgage loans increased $383 million from December 31, 2012 due to management’s decision to retain certain shorter term residential mortgage loans originated through the Bancorp’s retail branches. Additionally, automobile loans increased $43 million from December 31, 2012 due to an increase in originations, partially offset by the securitization and sale in the first quarter of 2013 of certain automobile loans with a carrying value of approximately $509 million.

TABLE 12: Components of Average Total Loans and Leases (includes held for sale)

	June 30, 2013		June 30, 2012
For the three months ended ($ in millions)	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$37,636	42	32,770	39
Commercial mortgage loans	8,627	10	9,873	12
Commercial construction loans	717	1	886	1
Commercial leases	3,553	4	3,471	4

Subtotal – commercial	50,533	57	47,000	56

Consumer:
Residential mortgage loans	14,984	17	13,059	16
Home equity	9,625	11	10,430	12
Automobile loans	11,887	13	11,755	14
Credit card	2,071	2	1,915	2
Other consumer loans and leases	373	—	349	—

Subtotal – consumer	38,940	43	37,508	44

Total average loans and leases	$89,473	100	84,508	100

Total average portfolio loans and leases (excludes loans held for sale)	$86,707		82,586

Average loans and leases, including held for sale, increased $5.0 billion, or six percent, from June 30, 2012. The increase from June 30, 2012 was comprised of an increase of $3.5 billion, or eight percent, in average commercial loans and leases and an increase of $1.4 billion, or four percent, in average consumer loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans and leases increased from June 30, 2012 primarily due to an increase in average commercial and industrial loans partially offset by a decrease in average commercial mortgage and average commercial construction loans. Average commercial and industrial loans increased $4.9 billion, or 15%, from June 30, 2012 due to an increase in new loan origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage loans decreased $1.2 billion, or 13%, from June 30, 2012 and average commercial construction loans decreased $169 million, or 19%, from June 30, 2012 due to continued runoff as the level of new originations was less than the repayments on the current portfolio.

Average consumer loans and leases increased from June 30, 2012 due to an increase in average residential mortgage loans partially offset by a decrease in average home equity. Average residential mortgage loans increased $1.9 billion, or 15%, from June 30, 2012 due to an increase in originations as a result of a low interest rate environment and management’s decision to retain certain shorter term residential mortgage loans originated through the Bancorp’s retail branches. Average home equity decreased $805 million, or eight percent, from June 30, 2012 as payoffs exceeded new loan production.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. Total investment securities were $16.7 billion at June 30, 2013 and $15.7 billion at December 31, 2012.

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

At June 30, 2013, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio. Additionally, securities classified as below investment grade had a carrying value of $1 million as of June 30, 2013, compared to $31 million as of December 31, 2012. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. The Bancorp recognized $12 million of OTTI on its available-for-sale investment securities portfolio during the three and six months ended June 30, 2013 and $17 million during the three and six months ended June 30, 2012, respectively. The Bancorp did not recognize any OTTI on any of its held-to-maturity investment securities during the three and six months ended June 30, 2013 and 2012. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information on OTTI.

TABLE 13: Components of Investment Securities

($ in millions)	June 30, 2013	December 31, 2012
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and government agencies	$26	41
U.S. Government sponsored agencies	1,624	1,730
Obligations of states and political subdivisions	201	203
Agency mortgage-backed securities(a)	9,481	8,403
Other bonds, notes and debentures(b)	3,483	3,161
Other securities(c)	978	1,033

Total available-for-sale and other securities	$15,793	14,571

Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$273	282
Other bonds, notes and debentures	1	2

Total held-to-maturity	$274	284

Trading: (fair value)
U.S. Treasury and government agencies	$—	1
U.S. Government sponsored agencies	18	6
Obligations of states and political subdivisions	11	17
Agency mortgage-backed securities	7	7
Other bonds, notes and debentures	11	15
Other securities	172	161

Total trading	$219	207

(a)	Includes interest-only mortgage backed securities of $483 and $408 as of June 30, 2013 and December 31, 2012, respectively, recorded at fair value with fair value changes recorded in securities gains, net and securities gains, net, non-qualifying hedges on MSRs in the Condensed Consolidated Statements of Income.
(b)	Other bonds, notes, and debentures consist of non-agency mortgage-backed securities, certain other asset-backed securities (primarily automobile and commercial loan-backed securities) and corporate bond securities.
(c)	Other securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

Available-for-sale securities on an amortized cost basis increased $1.2 billion, or eight percent, from December 31, 2012 primarily due to an increase in agency mortgage-backed securities and other bonds, notes, and debentures partially offset by a decrease in U.S. Government sponsored agencies. Agency mortgage-backed securities increased $1.1 billion, or 13%, from December 31, 2012 due to $8.1 billion in purchases of agency mortgage-backed securities partially offset by $5.4 billion in sales and $1.6 billion in paydowns on the portfolio during the six months ended June 30, 2013. Other bonds, notes, and debentures increased $322 million, or 10%, due to the purchase of $919 million of asset backed securities, collateralized loan obligations and corporate bonds partially offset by the sale of $539 million of asset backed securities and corporate bonds during the six months ended June 30, 2013. U.S. Government sponsored agencies securities decreased $106 million, or six percent, primarily due to approximately $104 million of agency debentures that were called in June of 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Available-for-sale securities on an amortized cost basis were 15% and 14% of total interest-earning assets at June 30, 2013 and December 31, 2012, respectively. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 5.5 years at June 30, 2013 compared to 3.8 years at December 31, 2012. In addition, at June 30, 2013, the available-for-sale securities portfolio had a weighted-average yield of 3.28%, compared to 3.30% at December 31, 2012.

Information presented in Table 14 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale securities portfolio were $394 million at June 30, 2013 compared to $636 million at December 31, 2012. The decrease from December 31, 2012 was due to an increase in market yields on agency mortgage-backed securities. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase or when credit spreads widen.

TABLE 14: Characteristics of Available-for-Sale and Other Securities

As of June 30, 2013 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and government agencies:
Average life of one year or less	$25	25	0.1	0.04%
Average life 5 – 10 years	1	1	5.9	1.50

Total	26	26	0.1	0.08
U.S. Government sponsored agencies:
Average life of one year or less	100	100	0.1	2.00
Average life 1 – 5 years	1,524	1,658	3.5	3.64

Total	1,624	1,758	3.3	3.54
Obligations of states and political subdivisions:(a)
Average life of one year or less	10	10	0.4	0.07
Average life 1 – 5 years	115	117	3.3	2.58
Average life 5 – 10 years	55	56	7.1	4.00
Average life greater than 10 years	21	22	10.8	1.72

Total	201	205	5.0	2.76
Agency mortgage-backed securities:
Average life of one year or less	731	724	0.2	3.62
Average life 1 – 5 years	2,117	2,197	3.8	4.24
Average life 5 – 10 years	6,401	6,500	7.1	3.40
Average life greater than 10 years	232	242	11.0	3.70

Total	9,481	9,663	5.9	3.61
Other bonds, notes and debentures:
Average life of one year or less	242	251	0.1	1.46
Average life 1 – 5 years	1,863	1,901	3.3	2.59
Average life 5 – 10 years	895	897	6.5	2.02
Average life greater than 10 years	483	499	14.7	2.03

Total	3,483	3,548	5.5	2.29
Other securities	978	987

Total available-for-sale and other securities	$15,793	16,187	5.5	3.28%

(a)	Taxable-equivalent yield adjustments included in the above table are 0.02%, 0.01%, 0.88%, 0.92% and 0.34% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 70% and 71% of the Bancorp’s asset funding base at June 30, 2013 and December 31, 2012, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 15: Deposits

	June 30, 2013		December 31, 2012
		% of		% of
($ in millions)	Balance	Total	Balance	Total
Demand	$30,097	32	30,023	34
Interest checking	22,878	24	24,477	27
Savings	18,448	20	19,879	22
Money market	9,247	10	6,875	8
Foreign office	1,570	2	885	1

Transaction deposits	82,240	88	82,139	92
Other time	3,793	4	4,015	4

Core deposits	86,033	92	86,154	96
Certificates-$100,000 and over	7,374	8	3,284	4
Other	47	—	79	—

Total deposits	$93,454	100	89,517	100

Core deposits decreased $121 million from December 31, 2012 driven by a decrease of $222 million, or six percent, in other time deposits, partially offset by an increase of $101 million in transaction deposits. The decrease in other time deposits from December 31, 2012 was primarily the result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts. Total transaction deposits increased from December 31, 2012 due to an increase in money market deposits and foreign office deposits partially offset by a decrease in interest checking deposits and saving deposits. Money market deposits increased $2.4 billion, or 35%, from December 31, 2012 partially driven by account migration from savings deposits which decreased $1.4 billion, or seven percent. The remaining increase in money market deposits is due to an increase in consumer average balances per account. Interest checking deposits decreased $1.6 billion, or seven percent, due to account migration to demand deposit accounts. Demand deposit accounts remained relatively flat increasing $74 million from December 31, 2012. The account migration from interest checking deposits to demand deposit accounts was offset by balance migration to foreign office deposits, which increased $685 million, or 77%, from December 31, 2012 and a decrease in commercial average balances per account from December 31, 2012 due to uncertainty over tax increases and U.S. fiscal policy during the fourth quarter of 2012.

The Bancorp uses certificates $100,000 and over as a method to fund earning assets. At June 30, 2013, certificates $100,000 and over increased $4.1 billion compared to December 31, 2012 due to the diversification of funding sources through the issuance of retail and institutional certificates of deposits during the first half of 2013.

The following table presents average deposits for the three months ending:

TABLE 16: Average Deposits

	June 30, 2013		June 30, 2012
		% of		% of
($ in millions)	Balance	Total	Balance	Total
Demand	$29,682	32	26,351	31
Interest checking	22,796	25	23,548	27
Savings	18,864	20	22,143	26
Money market	8,918	10	4,258	5
Foreign office	1,418	2	1,321	2

Transaction deposits	81,678	89	77,621	91
Other time	3,859	4	4,359	5

Core deposits	85,537	93	81,980	96
Certificates-$100,000 and over	6,519	7	3,130	4
Other	10	—	23	—

Total average deposits	$92,066	100	85,133	100

On an average basis, core deposits increased $3.6 billion, or four percent, from June 30, 2012 due to an increase of $4.1 billion, or five percent, in average transaction deposits partially offset by a decrease of $500 million, or 11%, in average other time deposits. The increase in average transaction deposits was driven by an increase in average demand deposits and average money market deposits partially offset by a decrease in average savings deposits and average interest checking deposits. Average demand deposits increased $3.3 billion, or 13%, from June 30, 2012 due to an increase in average balances per account for consumer customers, new product offerings, and new commercial deposit growth. Average money market deposits increased $4.7 billion from June 30, 2012 primarily due to account migration from average savings deposits which decreased $3.3 billion, or 15%, from June 30, 2012 and account migration from average interest checking deposits which decreased $752 million, or three percent. The remaining increase in average money market deposits is due to an increase in average balances per account. Average other time deposits decreased $500 million, or 11%, from June 30, 2012 primarily as a result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts. Average certificates $100,000 and over increased $3.4 billion from June 30, 2012 due to the diversification of funding sources through the issuance of retail and institutional certificates of deposits during the first half of 2013.

Other time deposits and certificates $100,000 and over totaled $11.2 billion and $7.3 billion at June 30, 2013 and December 31, 2012, respectively. All of these deposits were interest-bearing.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The contractual maturities of certificates $100,000 and over as of June 30, 2013 are summarized in the following table:

TABLE 17: Contractual Maturities of Certificates—$100,000 and over

($ in millions)	June 30, 2013
Three months or less	$2,448
After three months through six months	1,355
After six months through 12 months	2,607
After 12 months	964

Total	$7,374

The contractual maturities of other time deposits and certificates $100,000 and over as of June 30, 2013 are summarized in the following table:

TABLE 18: Contractual Maturities of Other Time Deposits and Certificates $100,000 and over

($ in millions)	June 30, 2013
Next 12 months	$8,750
13-24 months	1,622
25-36 months	359
37-48 months	230
49-60 months	152
After 60 months	54

Total	$11,167

Borrowings

Total borrowings decreased $4.6 billion, or 32%, from December 31, 2012. Table 19 summarizes the end of period components of total borrowings. As of June 30, 2013, total borrowings as a percentage of interest-bearing liabilities were 13% compared to 19% at December 31, 2012.

TABLE 19: Borrowings

($ in millions)	June 30, 2013	December 31, 2012
Federal funds purchased	$636	901
Other short-term borrowings	2,112	6,280
Long-term debt	6,940	7,085

Total borrowings	$9,688	14,266

Federal funds purchased decreased by $265 million, or 29%, from December 31, 2012 driven by a decrease in excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings decreased $4.2 billion, or 66%, from December 31, 2012 driven by a decrease of $4.1 billion in short-term FHLB borrowings. The level of these borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Long-term debt decreased by $145 million, or two percent, from December 31, 2012 primarily driven by the maturity of $750 million and $500 million of senior notes in the second quarter of 2013 and $191 million of declines due to fair value adjustments on hedged subordinated debt partially offset by the issuance of $1.3 billion of unsecured senior bank notes in the first quarter of 2013. For additional information regarding long-term debt, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

The following table presents average borrowings for the three months ending:

TABLE 20: Average Borrowings

($ in millions)	June 30, 2013	June 30, 2012
Federal funds purchased	$560	408
Other short-term borrowings	2,867	4,303
Long-term debt	7,552	9,669

Total average borrowings	$10,979	14,380

Average total borrowings decreased $3.4 billion, or 24%, compared to June 30, 2012, primarily due to decreases in average long-term debt and average other short-term borrowings partially offset by an increase in federal funds purchased. The decrease in average long-term debt was driven by the redemption of certain TruPS and long-term FHLB borrowings in the second half of 2012 partially offset by the issuance of $1.3 billion of unsecured senior bank notes in the first quarter of 2013. The level of average federal funds purchased and average other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Information on the average rates paid on borrowings is discussed in the net interest income section of the MD&A. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2013 to reflect the current market rates and updated duration assumptions. These rates were generally higher than those in place during 2012, thus net interest income for deposit providing businesses was positively impacted for the three and six months ended June 30, 2013.

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

Net income by business segment is summarized in the following table:

TABLE 21: Business Segment Net Income Available to Common Shareholders

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2013	2012	2013	2012
Income Statement Data
Commercial Banking	$198	163	$386	305
Branch Banking	62	50	109	79
Consumer Lending	67	33	138	81
Investment Advisors	7	8	23	16
General Corporate & Other	257	131	347	335

Net income	591	385	1,003	816
Less: Net income attributable to noncontrolling interests	—	—	(10)	1

Net income attributable to Bancorp	591	385	1,013	815
Dividends on preferred stock	9	9	18	18

Net income available to common shareholders	$582	376	$995	797

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 22: Commercial Banking

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2013	2012	2013	2012
Income Statement Data
Net interest income (FTE)(a)	$366	352	$731	705
Provision for loan and lease losses	37	61	80	137
Noninterest income:
Corporate banking revenue	102	97	197	190
Service charges on deposits	59	54	118	109
Other noninterest income	37	26	68	55
Noninterest expense:
Salaries, incentives and benefits	64	65	144	137
Other noninterest expense	215	204	411	420

Income before taxes	248	199	479	365
Applicable income tax expense(a)(b)	50	36	93	60

Net income	$198	163	$386	305

Average Balance Sheet Data
Commercial loans, including held for sale	$44,951	41,388	$44,534	40,875
Demand deposits	14,528	14,478	14,596	14,660
Interest checking	6,827	7,728	6,909	8,049
Savings and money market	4,062	2,666	3,939	2,636
Certificates-$100,000 and over	1,289	1,851	1,280	1,853
Foreign office deposits and other deposits	1,383	1,290	1,229	1,334

(a)	Includes FTE adjustments of $5 and $4 for the three months ended June 30, 2013 and 2012, respectively, and $9 for the six months ended June 30, 2013 and 2012.
(b)	Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Net income was $198 million for the three months ended June 30, 2013, compared to net income of $163 million for the three months ended June 30, 2012. The increase was driven by a decrease in the provision for loan and lease losses, an increase in noninterest income and an increase in net interest income, partially offset by an increase in noninterest expense. For the six months ended June 30, 2013, net income was $386 million compared to $305 million for the same period of the prior year. The increase was driven by a decrease in the provision for loan and lease losses, an increase in noninterest income, an increase in net interest income and a decrease in noninterest expense.

Net interest income increased $14 million and $26 million for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year. The increases were driven primarily by growth in average commercial and industrial portfolio loans and a decrease in the FTP charges on loans, partially offset by a decline in yields of 28 bps and 27 bps on average commercial loans and a decrease in the FTP credits due to a decline in average interest checking balances for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.

Provision for loan and lease losses decreased $24 million and $57 million for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year as a result of improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 33 bps for the three months ended June 30, 2013 compared to 59 bps for the same period of the prior year and decreased to 36 bps for the six months ended June 30, 2013 compared to 67 bps for the same period of the prior year.

Noninterest income increased $21 million and $29 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year due to increases in service charges on deposits, corporate banking revenue and other noninterest income. Service charges on deposits increased $5 million and $9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year primarily driven by commercial deposit revenue. The increase in commercial deposit revenue for the three and six months ended June 30, 2013 was primarily due to a pricing change implemented in 2012 and the acquisition of new customers. Additionally, the three months ended June 30, 2013 included an increase in treasury management fees. Corporate banking revenue increased $5 million and $7 million for the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. The increase compared to the three months ended June 30, 2012 was primarily due to a $7 million increase in syndication fees partially offset by a decrease of $3 million in institutional sales revenue. The increase compared to the six months ended June 30, 2012 was primarily due to an increase in syndication fees and foreign exchange fees partially offset by a decrease in letter of credit fees. The increases in other noninterest income were driven by decreases in net losses on the sale of OREO, decreases in valuation adjustments on loans held for sale and increases in operating lease income for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year, partially offset by decreases in gains on loan sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $10 million for the three months ended June 30, 2013 compared to the same periods of the prior year primarily due to an $8 million increase in impairment on affordable housing investments and an increase in operating lease expense, partially offset by a decrease in corporate overhead allocations. Noninterest expense decreased $2 million for the six months ended June 30, 2013 compared to the same period of the prior year driven by a decrease in other noninterest expense, partially offset by an increase in salaries, incentives and benefits. The decrease in other noninterest expense for the six months ended June 30, 2013 compared to the same period of the prior year was due to a decrease in corporate overhead allocations, partially offset by an increase in operating lease expense. Salaries, incentives and benefits increased $7 million due to an increase in base and incentive compensation primarily driven by improved production levels.

Average commercial loans increased $3.6 billion and $3.7 billion for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year primarily due to an increase in average commercial and industrial loans, partially offset by decreases in average commercial construction and mortgage loans. Average commercial and industrial portfolio loans increased $4.8 billion and $5.0 billion for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year as a result of an increase in new origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage portfolio loans decreased $1.1 billion for both the three and six months ended June 30, 2013 and average commercial construction portfolio loans decreased $156 million and $222 million for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year due to continued run-off as the level of new originations was less than the repayments of the existing portfolio.

Average core deposits increased $635 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and were relatively flat for the six months ended June 30, 2013 compared to the same period of 2012. The increase for the three months ended June 30, 2013 was primarily driven by strong growth in savings and money market deposits, which increased $1.4 billion compared to the same period of the prior year, partially offset by decreases in average interest checking deposits of $901 million for the three months ended June 30, 2013 compared to the same period of the prior year.

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,326 full-service Banking Centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 23: Branch Banking

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2013	2012	2013	2012
Income Statement Data
Net interest income	$358	342	$705	677
Provision for loan and lease losses	51	69	109	155
Noninterest income:
Service charges on deposits	76	75	148	149
Card and processing revenue	74	70	142	130
Investment advisory revenue	37	32	74	64
Other noninterest income	29	28	57	52
Noninterest expense:
Salaries, incentives and benefits	143	143	297	293
Net occupancy and equipment expense	60	60	122	119
Card and processing expense	32	29	61	57
Other noninterest expense	191	169	369	326

Income before taxes	97	77	168	122
Applicable income tax expense	35	27	59	43

Net income	$62	50	$109	79

Average Balance Sheet Data
Consumer loans, including held for sale	$15,185	14,871	$15,155	14,843
Commercial loans, including held for sale	4,542	4,598	4,529	4,605
Demand deposits	12,825	9,798	12,287	9,457
Interest checking	8,749	9,499	8,953	9,293
Savings and money market	22,942	22,928	22,899	22,791
Other time and certificates-$100,000 and over	4,857	5,454	4,915	5,561

Net income was $62 million for the three months ended June 30, 2013, compared to net income of $50 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, net income was $109 million compared to $79 million for the same period of the prior year. Both increases were driven by an increase in net interest income and noninterest income and a decline in the provision for loan and lease losses, partially offset by an increase in noninterest expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income increased $16 million and $28 million for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year. The primary drivers of the increases were decreases in the FTP charge rates on loans and leases, increases in the FTP credits for demand deposit accounts and savings products, and a decline in interest expense on core deposits due to favorable shifts from certificates of deposit to lower cost transaction and savings products. These increases were partially offset by lower yields on average commercial loans.

Provision for loan and lease losses for the three months ended June 30, 2013 decreased $18 million compared to the second quarter of 2012, and declined $46 million for the six months ended June 30, 2013 compared to the same period of the prior year as a result of improved credit trends. Net charge-offs as a percent of average loans and leases decreased to 104 bps for the three months ended June 30, 2013 compared to 143 bps for the three months ended June 30, 2012 and decreased to 112 bps for the six months ended June 30, 2013 compared to 160 bps for the same period of the prior year.

Noninterest income increased $11 million and $26 million for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year. These increases were primarily driven by higher card and processing revenue and higher investment advisory revenue. Card and processing revenue increased $4 million and $12 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to higher transaction volumes, higher levels of consumer spending and the benefit of new products. Investment advisory revenue increased $5 million and $10 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to continued market and customer growth trends.

Noninterest expense increased $25 million and $54 million for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year, primarily driven by increases in other noninterest expense, which increased $22 million and $43 million, respectively. The increases in other noninterest expense for the three and six months ended June 30, 2013 were primarily due to increases in corporate overhead allocations.

Average consumer loans increased $314 million for the second quarter of 2013 and $312 million for the six months ended June 30, 2013 compared to the same periods in the prior year. These increases were primarily due to increases in average residential mortgage portfolio loans of $953 million and $960 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year due to an increase in originations due to a low interest rate environment. The increases in average residential mortgage portfolio loans were partially offset by decreases in average home equity portfolio loans of $749 million and $717 million for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year as payoffs exceeded new loan production.

Average core deposits increased by $1.8 billion and $2.0 billion for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year as the growth in demand deposits due to excess customer liquidity and historically low interest rates outpaced the run-off of higher priced other time deposits.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table contains selected financial data for the Consumer Lending segment:

TABLE 24: Consumer Lending

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2013	2012	2013	2012
Income Statement Data
Net interest income	$85	77	$170	157
Provision for loan and lease losses	22	49	51	103
Noninterest income:
Mortgage banking net revenue	230	179	445	380
Other noninterest income	20	10	34	20
Noninterest expense:
Salaries, incentives and benefits	68	56	131	112
Other noninterest expense	140	110	254	217

Income before taxes	105	51	213	125
Applicable income tax expense	38	18	75	44

Net income	$67	33	$138	81

Average Balance Sheet Data
Residential mortgage loans, including held for sale	$10,859	9,898	$10,956	9,953
Home equity	571	651	583	662
Automobile loans, including held for sale	11,266	11,097	11,366	11,154
Consumer leases	5	41	7	51

Net income was $67 million and $138 million for the three and six months ended June 30, 2013 compared to net income of $33 million and $81 million, respectively, for the same periods in the prior year. For both comparative periods, the increase in net income was driven by an increase in noninterest income and net interest income, and a decline in provision for loan and lease losses, partially offset by an increase in noninterest expense.

Net interest income increased $8 million and $13 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year. These increases were primarily driven by increases in average residential mortgage loans and average automobile loans, partially offset by lower yields on average automobile loans due to continued competition on new originations and lower yields on residential mortgage loans.

Provision for loan and lease losses decreased $27 million and $52 million for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year, as delinquency metrics and underlying loss trends improved across all consumer loan types. Net charge-offs as a percent of average loans and leases decreased to 45 bps for the three months ended June 30, 2013 compared to 99 bps for the same period of the prior year and decreased to 51 bps for the six months ended June 30, 2013 compared to 103 bps for the same period of the prior year.

Noninterest income increased $61 million for the three months ended June 30, 2013 and increased $79 million for the six months ended June 30, 2013 compared to the same periods of the prior year. The increases from both periods in the prior year were primarily due to increases in mortgage banking net revenue of $51 million and $65 million for the three and six months ended June 30, 2013, respectively. The increases in mortgage banking net revenue were primarily due to increases in net residential mortgage servicing revenue of $84 million and $103 million for the three and six months ended June 30, 2013, respectively, primarily driven by increases of $94 million and $121 million in net valuation adjustments on MSRs and free-standing derivatives entered into to economically hedge the MSRs, partially offset by increases in servicing rights amortization of $10 million and $18 million for the three and six months ended June 30, 2013, respectively, compared to the same periods of 2012. These increases were partially offset by decreases in gains on loan sales of $33 million and $38 million for the three and six months ended June 30, 2013, respectively, compared to the same period of the prior year due to lower gain on sale margins on sold residential mortgage loans.

Noninterest expense increased $42 million and $56 million for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year. For both periods, the increases were driven by other noninterest expense and salaries, incentives, and benefits. The increases in other noninterest expense were primarily due to higher litigation expenses and an increase in corporate overhead allocations and the increases in salaries, incentives and benefits were primarily as a result of higher mortgage loan originations.

Average consumer loans and leases increased $1.0 billion and $1.1 billion for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year. Average residential mortgage loans, including held for sale, increased $961 million and $1.0 billion for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year, due to the low interest rate environment which resulted in increased origination volumes. Average automobile loans, including held for sale, increased $169 million and $212 million for the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012 due to an increase in originations. The increases were partially offset by decreases in home equity and consumer leases. Average home equity portfolio loans decreased $80 million and $79 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production. Average consumer portfolio leases decreased $36 million and $44 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year due to run-off as the Bancorp discontinued auto leases in 2008.

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

The following table contains selected financial data for the Investment Advisors segment:

TABLE 25: Investment Advisors

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2013	2012	2013	2012
Income Statement Data
Net interest income	$35	29	$70	57
Provision for loan and lease losses	1	2	2	6
Noninterest income:
Investment advisory revenue	96	91	194	185
Other noninterest income	3	7	12	11
Noninterest expense:
Salaries, incentives and benefits	40	41	82	84
Other noninterest expense	83	71	156	138

Income before taxes	10	13	36	25
Applicable income tax expense	3	5	13	9

Net income	$7	8	$23	16

Average Balance Sheet Data
Loans and leases	$1,983	1,898	$1,954	1,905
Core deposits	8,326	7,495	8,535	7,432

Net income was $7 million for the three months ended June 30, 2013 compared to net income of $8 million for the three months ended June 30, 2012. The decrease was driven by an increase in noninterest expense, partially offset by an increase in net interest income. For the six months ended June 30, 2013, net income was $23 million compared to $16 million for the same period of the prior year. The increase was driven by an increase in net interest income, an increase in noninterest income and a decrease in the provision for loan and lease losses, partially offset by an increase in noninterest expense.

Provision for loan and leases losses decreased $1 million and $4 million for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year as a result of improved credit trends. Net charge-offs as a percent of average loans and leases decreased to 18 bps for the three months ended June 30, 2013 compared to 54 bps for the same period of the prior year and decreased to 16 bps for the six months ended June 30, 2013 compared to 64 bps for the same period of the prior year.

Noninterest income increased $1 million and $10 million for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year, primarily due to increased private client service fees and increased securities and brokerage fees due to an increase in equity and bond market values. These increases were partially offset by a decrease in mutual fund fees due to the sale of certain FTAM funds in the third quarter of 2012. The increase for the six months ended June 30, 2013 compared to the same period in 2012 was also driven by a $7 million gain on the sale of certain FTAM advisory contracts in the first quarter of 2013.

Noninterest expense increased $11 million and $16 million for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year, primarily driven by a $10 million fraud loss and an increase in corporate overhead allocations for both the three and six months ended June 30, 2013.

Average loans and leases increased $85 million for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to increases in commercial and industrial, home equity and other consumer loans, partially offset by a decrease in commercial mortgage loans. Average loans and leases increased $49 million for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to increases in home equity and other consumer loans, partially offset by a decrease in commercial mortgage loans. Average core deposits increased $831 million, or 11%, and $1.1 billion, or 15%, for the three and six months ended June 30, 2013, respectively, compared to the same periods of the prior year primarily due to growth in interest checking as customers have opted to maintain excess funds in liquid transaction accounts as a result of interest rates remaining near historic lows. For the six months ended June 30, 2013, the growth in interest checking was partially offset by account migration from foreign office deposits.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results for the three months and six months ended June 30, 2013 were impacted by a benefit of $47 million and $116 million, respectively, due to reductions in the ALLL. The decrease in provision expense was due to a decrease in nonperforming loans and improvements in delinquency metrics and underlying loss trends. Net interest income for the three months ended June 30, 2013 was $41 million compared to $99 million in the same period of the prior year. Net interest income for the six months ended June 30, 2013 was $101 million compared to $206 million in the same period of the prior year. Both decreases in net interest income were primarily due to a decrease in interest income on taxable securities and an increase in the FTP charge on loans, partially offset by a decrease in interest expense on long-term debt. The increase in noninterest income for both periods was primarily due to a $242 million gain on the sale of Vantiv, Inc. shares recorded in the second quarter of 2013. In addition, the positive valuation adjustments on stock warrants associated with the Vantiv Holding, LLC increased $20 million and $8 million for the three and six months ended June 30, 2013 from the comparable prior year periods. BOLI income increased $11 million and $13 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year primarily due to a $10 million settlement in the second quarter of 2013 related to a previously surrendered BOLI policy. Noninterest income also increased for both periods due to $17 million in lower of cost or market adjustments associated with bank premises held-for-sale recorded in the second quarter of 2012 and benefited from a $6 million and $17 million decrease in the loss related to the Visa total return swap for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, respectively.

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

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line of business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of five outside directors and has the responsibility for the oversight of risk management for the Bancorp, as well as for the Bancorp’s overall aggregate risk profile. The Risk and Compliance Committee of the Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. The primary committee responsible for the oversight of risk management is the ERMC. Committees

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

accountable to the ERMC, which support the core risk programs, are the Corporate Credit Committee, the Operational Risk Committee, the Management Compliance Committee, the Asset/Liability Committee and the Enterprise Marketing Committee. Other committees accountable to the ERMC oversee the ALLL, capital, liquidity and community reinvestment act/fair lending functions. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

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

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from an individual customer default. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. The Bancorp defines potential problem loans as those rated substandard that do not meet the definition of a nonperforming asset or a restructured loan. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions.

The following tables provide a summary of potential problem loans:

TABLE 26: Potential Problem Loans

As of June 30, 2013 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,316	1,318	1,610
Commercial mortgage	647	649	664
Commercial construction	63	63	74
Commercial leases	33	33	33

Total	$2,059	2,063	2,381

TABLE 27: Potential Problem Loans

As of December 31, 2012 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,015	1,017	1,212
Commercial mortgage	848	849	851
Commercial construction	87	87	100
Commercial leases	9	9	9

Total	$1,959	1,962	2,172

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for modeling expected losses. The dual risk rating system includes thirteen probabilities of default grade categories and an additional six grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-category risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system as a commercial credit risk management tool. The Bancorp is assessing the necessary modifications to the dual risk rating system outputs to develop a U.S. GAAP compliant ALLL model and will make a decision on the use of modified dual risk ratings for purposes of determining the Bancorp’s ALLL once the FASB has issued a final standard regarding proposed methodology changes to the determination of credit impairment as outlined in the FASB’s Accounting Standard Update- Financial Instruments-Credit Losses (Subtopic 825-15) issued on December 20, 2012. Scoring systems, various analytical tools and delinquency monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer and small business loan portfolios.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

The economy has shown signs of modest improvement in the first half of 2013. Moderate growth is anticipated in the second half of the year, however, risks remain that could impact the growth rate. Domestic concerns are focused on the sequester, business uncertainty about the implementation of the Affordable Care Act and extended high unemployment. Global issues include: European sovereign debt concerns, slower growth in China and persistent fears regarding the Middle East. The U.S. housing industry is maintaining an upward course and is adding to overall job gains. Geographically, the Bancorp continues to experience the most stress in Michigan and Florida due to previous declines in real estate values. Real estate value deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in 2007 and new commercial non-owner occupied real estate lending in 2008, discontinued the origination of brokered home equity products at the end of 2007 and tightened underwriting standards across both the commercial and consumer loan product offerings. With the stabilization of certain real estate markets, the Bank began to selectively originate new homebuilder and developer lending and non-owner occupied commercial lending real estate in the third quarter of 2011. However, the level of new fundings are below the amortization and pay-off of the current portfolio. Since the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries, the Bancorp has sold certain consumer loans and sold or transferred to held for sale certain commercial loans. The Bancorp continues to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, as well as utilizing commercial and consumer loan workout teams. For commercial and consumer loans owned by the Bancorp, loan modification strategies are developed that are workable for both the borrower and the Bancorp when the borrower displays a willingness to cooperate. These strategies typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP 2.0 programs. For loans refinanced under the HARP 2.0 program, the Bancorp strictly adheres to the underwriting requirements of the program and promptly sells the refinanced loan back to the agencies. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics. The Bancorp participates in trial modifications in conjunction with the HAMP program for loans it services for FHLMC and FNMA. As these trial modifications relate to loans serviced for others, they are not included in the Bancorp’s troubled debt restructurings as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loan. As of June 30, 2013, repurchased loans restructured or refinanced under these programs were immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Additionally, as of June 30, 2013, $277 million of loans refinanced under HARP 2.0 were included in loans held for sale in the Bancorp’s Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2013, the Bancorp recognized $43 million and $78 million of fee income in mortgage banking net revenue in the Bancorp’s Condensed Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP 2.0 programs.

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

The risk within the commercial loan and lease portfolio is managed and monitored through an underwriting process utilizing detailed origination policies, continuous loan level reviews, monitoring of industry concentration and product type limits and continuous portfolio risk management reporting. The origination policies for commercial real estate outline the risks and underwriting requirements for owner and non-owner occupied and construction lending. Included in the policies are maturity and amortization terms, maximum LTVs, minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable) and sensitivity and pro-forma analysis requirements. The Bancorp requires a valuation of real estate collateral, which may include third-party appraisals, be performed at the time of origination and renewal in accordance with regulatory requirements and on an as needed basis when market conditions justify. Although the Bancorp does not back test these collateral value assumptions, the Bancorp maintains an appraisal review department to order and review third-party appraisals in accordance with regulatory requirements. Collateral values on criticized assets with relationships exceeding $1 million are reviewed quarterly to assess the appropriateness of the value ascribed in the assessment of charge-offs and specific reserves. In addition, the Bancorp applies incremental valuation adjustments to older appraisals that relate to collateral dependent loans, which can currently be up to 20-30% of the appraised value based on the type of collateral. These incremental valuation adjustments generally reflect the age of the most recent appraisal as well as collateral type. Trends in collateral values, such as home price indices and recent asset dispositions, are monitored in order to determine whether changes to the appraisal adjustments are warranted. Other factors such as local market conditions or location may also be considered as necessary.

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

TABLE 28: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of June 30, 2013 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner occupied loans	$316	337	2,242
Commercial mortgage non-owner occupied loans	324	565	1,588

Total	$640	902	3,830

TABLE 29: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of December 31, 2012 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner occupied loans	$390	302	2,325
Commercial mortgage non-owner occupied loans	450	605	1,955

Total	$840	907	4,280

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 30: Commercial Loan and Lease Portfolio (excluding loans held for sale)

	June 30, 2013			December 31, 2012
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Manufacturing	$10,401	19,150	87	$9,982	18,414	58
Financial services and insurance	5,831	13,032	50	4,886	12,062	54
Real estate	5,001	6,689	141	5,588	6,840	198
Business services	4,678	6,963	71	4,600	6,917	56
Wholesale trade	4,194	7,752	18	4,042	7,401	26
Healthcare	3,995	5,920	32	4,079	6,094	14
Retail trade	3,010	6,526	22	2,624	5,699	38
Transportation and warehousing	3,003	4,259	2	3,105	4,222	3
Construction	1,989	3,266	67	1,995	3,254	105
Mining	1,660	3,043	17	1,683	2,767	—
Communication and information	1,647	2,760	14	1,547	2,631	19
Accommodation and food	1,483	2,328	11	1,478	2,160	17
Entertainment and recreation	1,092	1,687	10	914	1,393	11
Other services	1,007	1,397	32	1,156	1,517	42
Utilities	611	2,090	—	608	2,009	—
Public administration	458	728	—	441	693	—
Agribusiness	358	510	37	376	527	44
Individuals	198	236	12	281	335	12
Other	4	9	—	3	2	—

Total	$50,620	88,345	623	$49,388	84,937	697

By loan size:
Less than $200,000	2%	1	8	2%	1	9
$200,000 to $1 million	6	4	20	6	5	22
$1 million to $5 million	14	11	23	15	12	28
$5 million to $10 million	10	8	12	11	9	13
$10 million to $25 million	26	24	27	27	25	24
Greater than $25 million	42	52	10	39	48	4

Total	100%	100	100	100%	100	100

By state:
Ohio	20%	23	12	20%	24	13
Michigan	11	9	17	11	10	17
Illinois	7	8	10	8	8	8
Florida	7	6	20	7	6	19
Indiana	5	5	11	5	5	11
Kentucky	3	3	3	4	3	4
North Carolina	3	3	1	3	3	2
Tennessee	3	3	1	3	3	5
Pennsylvania	3	2	—	3	2	1
All other states	38	38	25	36	36	20

Total	100%	100	100	100%	100	100

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas. The following tables provide analysis of each of the categories of loans (excluding loans held for sale) by state as of and for the three months ended June 30, 2013 and 2012:

TABLE 31: Non-Owner Occupied Commercial Real Estate(a)

As of June 30, 2013 ($ in millions)					Net Charge-offs for June 30, 2013
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,051	1,298	—	26	2	15
Michigan	977	1,093	—	48	3	3
Florida	524	638	—	18	—	3
Illinois	414	559	—	16	1	2
Indiana	228	246	—	10	—	—
North Carolina	155	211	—	6	—	—
All other states	1,024	1,679	—	3	—	—

Total	$4,373	5,724	—	127	6	23

(a)	Included in commercial mortgage and commercial construction loans on the Condensed Consolidated Balance Sheets.

TABLE 32: Non-Owner Occupied Commercial Real Estate(a)

As of June 30, 2012 ($ in millions)					Net Charge-offs for June 30, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,415	1,482	—	93	6	10
Michigan	1,270	1,293	—	84	8	22
Florida	652	677	—	56	4	13
Illinois	409	443	—	42	2	6
Indiana	296	299	—	12	—	—
North Carolina	253	289	—	15	1	3
All other states	867	1,022	—	27	(5)	(5)

Total	$5,162	5,505	—	329	16	49

(a)	Included in commercial mortgage and commercial construction loans on the Condensed Consolidated Balance Sheets.

TABLE 33: Homebuilder and Developer(a)

As of June 30, 2013 ($ in millions)					Net Charge-offs for June 30, 2013
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$111	176	—	9	—	1
Michigan	44	52	—	4	(1)	(2)
North Carolina	26	30	—	—	—	—
Illinois	25	26	—	7	—	—
Indiana	16	17	—	6	—	—
Florida	4	21	—	—	—	—
All other states	27	30	—	2	—	—

Total	$253	352	—	28	(1)	(1)

(a)	Homebuilder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $65 and a total exposure of $107 are also included in Table 31: Non-Owner Occupied Commercial Real Estate.

TABLE 34: Homebuilder and Developer(a)

As of June 30, 2012 ($ in millions)					Net Charge-offs for June 30, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$138	187	—	9	2	6
Michigan	74	95	—	3	—	5
North Carolina	37	41	—	7	—	1
Illinois	10	19	—	8	—	2
Indiana	26	30	—	9	—	—
Florida	43	128	—	15	2	11
All other states	48	59	—	10	—	—

Total	$376	559	—	61	4	25

(a)	Homebuilder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $88 and a total exposure of $235 are also included in Table 32: Non-Owner Occupied Commercial Real Estate.

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

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination:

TABLE 35: Residential Mortgage Portfolio Loans by LTV at Origination

	June 30, 2013		December 31, 2012
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 80%	$9,325	65.2%	$8,993	65.8%
LTV > 80%, with mortgage insurance	1,181	93.7	1,165	93.6
LTV > 80%, no mortgage insurance	1,894	95.9	1,859	95.6

Total	$12,400	72.6%	$12,017	73.1%

The following tables provide analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 36: Residential Mortgage Portfolio Loans, LTV Greater Than 80%, No Mortgage Insurance

As of June 30, 2013 ($ in millions)				Net Charge-offs for June 30, 2013
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$590	2	21	2	5
Michigan	307	1	9	1	3
Florida	258	1	14	1	2
Illinois	215	1	5	1	1
Indiana	120	1	4	—	—
North Carolina	101	—	3	—	—
Kentucky	88	—	3	2	2
All other states	215	1	2	—	1

Total	$1,894	7	61	7	14

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 37: Residential Mortgage Portfolio Loans, LTV Greater Than 80%, No Mortgage Insurance

As of June 30, 2012 ($ in millions)				Net Charge-offs for June 30, 2012
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$607	3	24	4	8
Michigan	310	1	12	3	6
Florida	257	1	19	4	9
Illinois	162	1	4	1	1
Indiana	116	1	4	1	1
North Carolina	115	—	6	2	2
Kentucky	89	—	3	—	1
All other states	165	3	2	1	2

Total	$1,821	10	74	16	30

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

The ALLL provides coverage for probable and estimable losses in the home equity portfolio. The allowance attributable to the portion of the home equity portfolio that has not been restructured in a TDR is calculated on a pooled basis with senior lien and junior-lien categories segmented in the determination of the probable credit losses in the home equity portfolio. The modeled loss factor for the home equity portfolio is based on the trailing twelve month historical loss rate for each category, as adjusted for certain prescriptive loss rate factors and certain qualitative adjustment factors to reflect risks associated with current conditions and trends. The prescriptive loss rate factors include adjustments for delinquency trends, LTV trends, refreshed FICO score trends and product mix. The qualitative factors include adjustments for credit administration and portfolio management, credit policy and underwriting and the national and local economy. The Bancorp considers home price index trends when determining the national and local economy qualitative factor.

The home equity portfolio is managed in two primary groups: loans outstanding with a LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $3.4 billion and $6.1 billion, respectively, as of June 30, 2013. Of the total $9.5 billion of outstanding home equity loans:

•	82% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois;

•	33% are in senior lien positions and 67% are in junior lien positions at June 30, 2013;

•	Over 80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended June 30, 2013; and

•	The portfolio had an average refreshed FICO score of 735 at June 30, 2013 and December 31, 2012.

The Bancorp actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp does not routinely obtain appraisals on performing loans to update LTV ratios after origination. However, the Bancorp monitors the local housing markets by reviewing various home price indices and incorporates the impact of the changing market conditions in its on-going credit monitoring processes. For junior lien home equity loans, the Bancorp is unable to track the performance of the senior lien loans if it does not service the senior lien loan, but instead monitors the refreshed FICO scores as part of its assessment of the home equity portfolio.

The following table provides an analysis of home equity loans outstanding disaggregated based upon refreshed FICO score:

TABLE 38: Home Equity Loans Outstanding by Refreshed FICO Score

	June 30, 2013		December 31, 2012
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO < 620	$216	2%	$224	2%
FICO 621-719	640	7	653	6
FICO > 720	2,291	24	2,374	24

Total Senior Liens	3,147	33	3,251	32
Junior Liens:
FICO < 620	603	6	661	7
FICO 621-719	1,754	19	1,817	18
FICO > 720	4,027	42	4,289	43

Total Junior Liens	6,384	67	6,767	68

Total	$9,531	100%	$10,018	100%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding in a first and second lien position by LTV at origination:

TABLE 39: Home Equity Loans Outstanding by LTV at Origination

	June 30, 2013		December 31, 2012
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
Senior Liens:
LTV ≤ 80%	$2,683	54.9%	$2,763	54.9%
LTV > 80%	464	88.9	488	88.9

Total Senior Liens	3,147	60.1	3,251	60.2
Junior Liens:
LTV ≤ 80%	3,427	67.3	3,602	67.3
LTV > 80%	2,957	91.5	3,165	91.6

Total Junior Liens	6,384	80.4	6,767	80.5

Total	$9,531	73.2%	$10,018	73.4%

The following tables provide analysis of home equity loans by state with LTV greater than 80%:

TABLE 40: Home Equity Loans Outstanding with LTV Greater than 80%

As of June 30, 2013 ($ in millions)					Net Charge-offs for June 30, 2013
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,187	1,876	6	5	4	9
Michigan	744	1,045	4	3	3	8
Illinois	405	582	4	2	2	5
Indiana	320	486	2	2	1	2
Kentucky	300	466	2	1	1	2
Florida	122	165	2	2	2	2
All other states	343	459	3	3	1	4

Total	$3,421	5,079	23	18	14	32

TABLE 41: Home Equity Loans Outstanding with LTV Greater than 80%

As of June 30, 2012 ($ in millions)					Net Charge-offs for June 30, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,327	2,017	9	6	6	14
Michigan	838	1,156	8	4	7	14
Illinois	444	630	6	2	4	9
Indiana	371	552	3	2	1	2
Kentucky	348	528	2	1	1	3
Florida	136	180	3	2	2	5
All other states	391	511	4	3	5	10

Total	$3,855	5,574	35	20	26	57

The following table provides an analysis of home equity loans by lien position:

TABLE 42: Home Equity Loans by Lien Position

		90 Days
As of June 30, 2013 ($ in millions)	Outstanding	Past Due	Nonaccrual
Senior Lien Home Equity	$3,147	14	19
Junior Lien Home Equity behind Fifth Third Serviced or Owned Senior Lien	2,307	8	7
Junior Lien Home Equity behind Third Party Serviced Senior Lien	4,077	26	20

Total	$9,531	48	46

Typically, home equity loans are reported on nonaccrual status if principal or interest has been in default for 180 days or more or if the loan has been modified in a TDR and subsequently becomes past due 90 days or more unless the loan is both well secured and in the process of collection. The Bancorp’s policy does not place on nonaccrual status, junior lien home equity loans that are behind delinquent senior lien loans. At June 30, 2013, the Bancorp had $7 million of nonaccrual junior lien home equity loans behind Fifth Third serviced or owned senior lien loans and $19 million of performing junior lien home equity loans behind senior lien loans serviced or owned by Fifth Third which were 90 days or more past due. For junior lien home equity loans, the Bancorp is unable to track the performance of the senior lien loan if it does not service or own the senior lien loan.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of June 30, 2013, 50% of the automobile loan portfolio is comprised of new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile loans outstanding by LTV at origination:

TABLE 43: Automobile Loans Outstanding with LTV at Origination

	June 30, 2013		December 31, 2012
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 100%	$8,246	81.5%	$8,123	81.5%
LTV > 100%	3,769	110.7	3,849	110.8

Total	$12,015	91.0%	$11,972	91.2%

The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100%:

TABLE 44: Automobile Loans Outstanding with LTV Greater than 100%

As of June 30, 2013 ($ in millions)				Net Charge-offs for June 30, 2013
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$390	1	—	—	—
Illinois	215	—	—	—	1
Michigan	204	—	—	—	—
Florida	190	—	—	—	—
Indiana	155	—	—	—	—
Kentucky	131	—	—	—	—
All other states	2,484	3	1	3	5

Total	$3,769	4	1	3	6

TABLE 45: Automobile Loans Outstanding with LTV Greater than 100%

As of June 30, 2012 ($ in millions)				Net Charge-offs for June 30, 2012
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$406	1	—	1	1
Illinois	248	—	—	1	1
Michigan	224	—	—	1	1
Florida	192	—	—	—	—
Indiana	164	—	—	—	1
Kentucky	143	—	—	—	1
All other states	2,486	3	2	5	9

Total	$3,863	4	2	8	14

European Exposure

The Bancorp has no direct sovereign exposure to any European nation as of June 30, 2013. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $2.9 billion and funded exposure was $1.8 billion as of June 30, 2013. Additionally, the Bancorp was within its established country exposure limits for all European countries.

Certain European countries have been experiencing increased levels of stress throughout 2012 and during the six months ended June 30, 2013 including Greece, Ireland, Italy, Portugal and Spain. The Bancorp’s total exposure to businesses domiciled or owned by companies and financial institutions in these countries was approximately $200 million and funded exposure was $123 million as of June 30, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and financial institutions as of June 30, 2013:

TABLE 46: European Exposure

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure(a)	Funded Exposure
Peripheral Europe(b)	$—	—	10	—	190	123	200	123
Other Eurozone(c)	—	—	43	27	1,737	1,140	1,780	1,167

Total Eurozone	—	—	53	27	1,927	1,263	1,980	1,290
Other Europe(d)	—	—	142	64	787	478	929	542

Total Europe	$—	—	195	91	2,714	1,741	2,909	1,832

(a)	Total exposure includes funded exposure and unfunded commitments, reported net of collateral.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Euro (primarily the United Kingdom and Switzerland).

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 47.

Residential mortgage loans are typically placed on nonaccrual status when principal and interest payments have become past due 150 days unless such loans are both well secured and in the process of collection. Residential mortgage loans may stay on nonaccrual status for an extended time as the foreclosure process typically lasts longer than 180 days. Typically home equity loans are reported on nonaccrual status if principal or interest has been in default for 180 days or more unless the loan is both well secured and in the process of collection. Residential mortgage, home equity, automobile and other consumer loans and leases that have been modified in a TDR and subsequently become past due 90 days are placed on nonaccrual status unless the loan is both well secured and in the process of collection. Commercial and credit card loans that have been modified in a TDR are classified as nonaccrual unless such loans have a sustained repayment performance of six months or greater and the Bancorp is reasonably assured of repayment in accordance with the restructured terms. Well-secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance. When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premiums, accretion of loan discounts and amortization or accretion of deferred net loan fees or costs are discontinued and previously accrued, but unpaid interest is reversed. Commercial loans on nonaccrual status are reviewed for impairment at least quarterly. If the principal or a portion of the principal is deemed a loss, the loss amount is charged off to the ALLL.

Total nonperforming assets, including loans held for sale, were $1.2 billion at June 30, 2013 compared to $1.3 billion at December 31, 2012. At June 30, 2013, $15 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $29 million at December 31, 2012.

Total nonperforming assets, including loans held for sale, as a percentage of total loans, leases and other assets, including OREO as of June 30, 2013 were 1.30%, compared to 1.48% as of December 31, 2012. Excluding nonaccrual loans held for sale, nonperforming assets as a percentage of portfolio loans, leases and other assets, including OREO were 1.32% as of June 30, 2013, compared to 1.49% as of December 31, 2012. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 66% of nonaccrual loans and leases were secured by real estate as of June 30, 2013 compared with 67% as of December 31, 2012.

Commercial nonperforming loans and leases were $638 million at June 30, 2013, a decrease of $88 million from December 31, 2012 due primarily to the impact of loss mitigation actions and modest improvement in general economic conditions. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at June 30, 2013 decreased $74 million compared to December 31, 2012.

Consumer nonperforming loans and leases were $286 million at June 30, 2013, a decrease of $46 million from December 31, 2012. The decrease is due to a decline in new nonaccrual levels due to modest improvement in general economic conditions in the first six months of 2013. Home equity nonaccrual levels remain modest as the Bancorp continues to fully charge-off a high proportion of the severely delinquent loans at 180 days past due. Geographical market conditions continues to be a large driver of nonaccrual activity as Florida properties represent approximately 13% and 8% of residential mortgage and home equity balances, respectively, but represent 45% and 20% of nonaccrual loans for each category. Refer to Table 48 for a rollforward of the nonperforming loans and leases.

OREO and other repossessed property was $241 million at June 30, 2013, compared to $257 million at December 31, 2012. The decrease from December 31, 2012 was primarily due to the sale of OREO properties coupled with a decrease in new OREO properties reflecting the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

changes made to the Bancorp’s underwriting of real estate loans in prior periods as well as improvements in general economic conditions during 2013. The Bancorp recognized $7 million and $22 million in losses on the sale or write-down of OREO properties for the three months ended June 30, 2013 and 2012, respectively and $29 million and $45 million for the six months ended June 30, 2013 and 2012, respectively. These losses are primarily reflective of the continued stress in the Michigan and Florida markets for commercial real estate and residential mortgage loans as Michigan and Florida represented 10% and 22%, respectively, of total OREO losses for the six months ended June 30, 2013 compared with 6% and 18%, respectively, for the six months ended June 30, 2012. Properties in Michigan and Florida accounted for 33% of OREO at June 30, 2013, compared to 38% at December 31, 2012.

For the three and six months ended June 30, 2013 approximately $18 million and $38 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and six months ended June 30, 2012 approximately $27 million and $54 million, respectively, of interest income would have been recognized. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

TABLE 47: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	June 30, 2013	December 31, 2012
Nonaccrual loans and leases:
Commercial and industrial loans (g)	$218	234
Commercial mortgage loans	169	215
Commercial construction loans	39	70
Commercial leases	1	1
Residential mortgage loans	96	114
Home equity	28	30
Other consumer loans and leases	—	1
Restructured loans and leases:
Commercial and industrial loans (g)	126	96
Commercial mortgage loans(f)	59	67
Commercial construction loans	4	6
Commercial leases	7	8
Residential mortgage loans	105	123
Home equity	18	23
Automobile loans	2	2
Credit card	37	39

Total nonperforming loans and leases(d)	909	1,029
OREO and other repossessed property(c)	241	257

Total nonperforming assets	1,150	1,286
Nonaccrual loans held for sale	15	29

Total nonperforming assets including loans held for sale	$1,165	1,315

Loans and leases 90 days past due and accruing
Commercial and industrial loans	$—	1
Commercial mortgage loans	—	22
Commercial construction loans	—	1
Residential mortgage loans(b)	71	75
Home equity	48	58
Automobile loans	6	8
Credit card	27	30

Total loans and leases 90 days past due and accruing(e)	$152	195

Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(a)	1.32%	1.49
Allowance for loan and lease losses as a percent of nonperforming assets(a)	151	144

(a)	Excludes nonaccrual loans held for sale.
(b)	Information for all periods presented excludes advances made pursuant to servicing agreements to GNMA mortgage loan pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. These advances were $403 as of June 30, 2013 and $414 as of December 31, 2012. The Bancorp recognized $1 of losses for the three and six months ended June 30, 2013 and $2 of losses for the three and six months ended June 30, 2012 due to claim denials and curtailments associated with these advances.
(c)	Excludes $66 and $72 of OREO related to government insured loans at June 30, 2013 and December 31, 2012, respectively.
(d)	Includes $12 and $10 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at June 30, 2013 and December 31, 2012, respectively, and $1 of restructured nonaccrual government insured loans at June 30, 2013 and December 31, 2012.
(e)	Includes an immaterial amount of government insured commercial loans 90 days past due and accruing whose repayments are insured by the SBA at June 30, 2013 and December 31, 2012.
(f)	Excludes $22 of restructured nonaccrual loans at June 30, 2013 associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(g)	Commercial and industrial nonaccrual loans reflects a reclassification of $56 from nonaccrual loans and leases to nonaccrual restructured loans and leases which occurred after the Bancorp’s Form 8-K was filed on July 18, 2013. This reclassification was the result of a Federal Shared National Credit examination.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 48: Rollforward of Portfolio Nonperforming Loans and Leases

For the six months ended June 30, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Beginning Balance	$697	237	95	1,029
Transfers to nonperforming	231	109	133	473
Transfers to performing	(7)	(26)	(31)	(64)
Transfers to performing (restructured)	(11)	(23)	(34)	(68)
Transfers to held for sale	(3)	—	—	(3)
Loans sold from portfolio	(5)	—	—	(5)
Loan paydowns/payoffs	(133)	(53)	(7)	(193)
Transfers to other real estate owned	(55)	(38)	—	(93)
Charge-offs	(99)	(5)	(71)	(175)
Draws/other extensions of credit	8	—	—	8

Ending Balance	$623	201	85	909

For the six months ended June 30, 2012 ($ in millions)
Beginning Balance	$1,058	275	105	1,438
Transfers to nonperforming	371	175	191	737
Transfers to performing	(1)	(23)	(39)	(63)
Transfers to performing (restructured)	(6)	(27)	(49)	(82)
Transfers to held for sale	(6)	—	—	(6)
Loans sold from portfolio	(12)	(4)	—	(16)
Loan paydowns/payoffs	(217)	(53)	(7)	(277)
Transfers to other real estate owned	(51)	(37)	—	(88)
Charge-offs	(180)	(46)	(106)	(332)
Draws/other extensions of credit	27	—	4	31

Ending Balance	$983	260	99	1,342

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

Consumer restructured loans on accrual status totaled $1.7 billion at June 30, 2013 and December 31, 2012. As of June 30, 2013, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more were 24%, 11% and 13%, respectively.

The following table summarizes TDRs by loan type and delinquency status:

TABLE 49: Performing and Nonperforming TDRs

	Performing
As of June 30, 2013 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial(b)(c)	$475	—	—	196	671
Residential mortgages(a)	1,026	62	113	105	1,306
Home equity	383	30	—	18	431
Automobile and other consumer loans and leases	27	2	—	2	31
Credit card	28	—	—	37	65

Total	$1,939	94	113	358	2,504

(a)	Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of June 30, 2013, these advances represented $131 of current loans, $23 of 30-89 days past due loans and $91 of 90 days or more past due loans.
(b)	Excludes $8 of restructured accruing loans and $22 of restructured nonaccrual loans associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(c)	Excludes restructured nonaccrual loans held for sale.

During the third quarter of 2012, the OCC, a national bank regulatory agency, issued interpretive guidance that requires non-reaffirmed loans included in Chapter 7 bankruptcy filings to be accounted for as nonperforming TDRs and collateral dependent loans regardless of their

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

payment history and capacity to pay in the future. The Bancorp’s banking subsidiary is a state chartered bank which therefore is not subject to guidance of the OCC; however, the Bancorp is closely following these developments and is in communication with its regulators to evaluate their position on this new guidance. At June 30, 2013, the Bancorp had loans with unpaid principal balances totaling approximately $170 million that could potentially be impacted by this guidance, of which approximately 88% are current with their original contractual payments and approximately $65 million are already classified as TDRs. This guidance, if fully adopted by the Bancorp’s regulators, would result in additional charge-offs of approximately $70 million as well as additional TDRs and possible increases to nonperforming assets.

Analysis of Net Loan Charge-offs

Net charge-offs were 51 bps and 88 bps of average portfolio loans and leases for the three months ended June 30, 2013 and 2012, respectively, and were 57 bps and 98 bps for the six months ended June 30, 2013 and 2012, respectively. Table 50 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases decreased to 36 bps and 40 bps during the three and six months ended June 30, 2013 compared to 67 bps and 77 bps during the three and six months ended June 30, 2012, respectively. The decreases are a result of decreases in net charge-offs of $33 million and $79 million for the three and six months ended June 30, 2013, respectively, from the same periods in the prior year coupled with an increase in the average commercial loan and lease balances of $3.6 billion and $3.7 billion, respectively. Decreases in net charge-offs were realized across all commercial loan types and were primarily due to improvements in general economic conditions and previous actions taken by the Bancorp to address problem loans. Actions taken by the Bancorp included suspending homebuilder and developer lending in 2007 and non-owner occupied commercial real estate lending in 2008 and tightened underwriting standards across all commercial loan product offerings. The Bancorp resumed homebuilder and developer lending and non-owner occupied commercial real estate lending in the third quarter of 2011. Net charge-offs for the three and six months ended June 30, 2013 related to non-owner occupied commercial real estate were $6 million and $23 million compared to $16 million and $49 million for the three and six months ended June 30, 2012, respectively. Net charge-offs related to non-owner occupied commercial real estate are recorded in the commercial mortgage loans and commercial construction loans captions in Table 50. Net charge-offs on these loans represented 23% and 22% of total commercial loan and lease net charge-offs for the six months ended June 30, 2013 and 2012, respectively.

The ratio of consumer loan and lease net charge-offs to average portfolio consumer loans and leases decreased to 73 bps and 81 bps during the three and six months ended June 30, 2013, respectively, compared to 116 bps and 126 bps during the three and six months ended June 30, 2012. Net charge-offs on residential mortgage loans, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $21 million and $38 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year as a result of improvements in delinquencies and a decrease in the average loss recorded per charge-off. The Bancorp’s Florida and Michigan markets, in aggregate, accounted for 46% and 47% of net charge-offs on residential mortgage loans in the portfolio during the three and six months ended June 30, 2013, respectively. Fifth Third expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality, shorter duration residential mortgage loans that are originated through its branch network as a low-cost, refinance product of conforming residential mortgage loans.

Home equity net charge-offs decreased $16 million and $32 million compared to the three and six months ended June 30, 2012, primarily due to decreases in the broker channel and the Florida market. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loan net charge-offs decreased $2 million and $7 million compared to the three and six months ended June 30, 2012, due to the origination of high credit quality loans as a result of tighter underwriting standards and higher resale on automobiles sold at auction.

Credit card and other consumer loan net charge-offs remained relatively flat for the three and six months ended June 30, 2013 compared to the same periods in the prior year. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 50: Summary of Credit Loss Experience

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2013	2012	2013	2012
Losses charged off:
Commercial and industrial loans	$(42)	(53)	(77)	(112)
Commercial mortgage loans	(15)	(28)	(45)	(65)
Commercial construction loans	—	(6)	(4)	(26)
Commercial leases	(2)	(8)	(2)	(8)
Residential mortgage loans	(18)	(38)	(40)	(76)
Home equity	(27)	(43)	(61)	(93)
Automobile loans	(11)	(13)	(23)	(29)
Credit card	(23)	(24)	(46)	(47)
Other consumer loans and leases	(7)	(6)	(15)	(16)

Total losses	(145)	(219)	(313)	(472)
Recoveries of losses previously charged off:
Commercial and industrial loans	9	7	20	13
Commercial mortgage loans	5	3	8	10
Commercial construction loans	—	6	1	9
Commercial leases	—	1	—	1
Residential mortgage loans	3	2	5	3
Home equity	4	4	8	8
Automobile loans	6	6	14	13
Credit card	4	6	8	9
Other consumer loans and leases	2	3	4	5

Total recoveries	33	38	68	71
Net losses charged off:
Commercial and industrial loans	(33)	(46)	(57)	(99)
Commercial mortgage loans	(10)	(25)	(37)	(55)
Commercial construction loans	—	—	(3)	(17)
Commercial leases	(2)	(7)	(2)	(7)
Residential mortgage loans	(15)	(36)	(35)	(73)
Home equity	(23)	(39)	(53)	(85)
Automobile loans	(5)	(7)	(9)	(16)
Credit card	(19)	(18)	(38)	(38)
Other consumer loans and leases	(5)	(3)	(11)	(11)

Total net losses charged off	$(112)	(181)	(245)	(401)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	0.35%	0.57	0.31	0.62
Commercial mortgage loans	0.50	1.04	0.85	1.11
Commercial construction loans	(0.04)	(0.12)	0.69	3.83
Commercial leases	0.18	0.87	0.11	0.44

Total commercial loans	0.36	0.67	0.40	0.77

Residential mortgage loans	0.48	1.28	0.58	1.33
Home equity	0.96	1.50	1.09	1.63
Automobile loans	0.16	0.21	0.16	0.27
Credit card	3.68	3.78	3.75	3.98
Other consumer loans and leases	5.02	3.95	5.74	4.75

Total consumer loans and leases	0.73	1.16	0.81	1.26

Total net losses charged off	0.51%	0.88	0.57	0.98

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

During the six months ended June 30, 2013, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $166 million at June 30, 2013. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $45 million at June 30, 2013. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 51: Changes in Allowance for Credit Losses

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2013	2012	2013	2012
ALLL:
Balance, beginning of period	$1,783	2,126	1,854	2,255
Losses charged off	(145)	(219)	(313)	(472)
Recoveries of losses previously charged off	33	38	68	71
Provision for loan and lease losses	64	71	126	162

Balance, end of period	$1,735	2,016	1,735	2,016

Reserve for unfunded commitments:
Balance, beginning of period	$168	179	179	181
Provision (benefit) for unfunded commitments	(2)	(1)	(13)	(3)

Balance, end of period	$166	178	166	178

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
An unallocated component to the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.12% and 0.13% at June 30, 2013 and December 31, 2012, respectively. The unallocated allowance was six percent of the total allowance as of June 30, 2013 and December 31, 2012.

As shown in Table 52, the ALLL as a percent of portfolio loan and leases was 1.99% at June 30, 2013 compared to 2.16% at December 31, 2012. The ALLL was $1.7 billion as of June 30, 2013 compared to $1.9 billion as of December 31, 2012. The decrease from December 31, 2012 is reflective of a number of factors including decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases and improvement in underlying loss trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 52: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

($ in millions)	June 30, 2013	December 31, 2012
Allowance attributed to:
Commercial and industrial loans	$817	802
Commercial mortgage loans	278	333
Commercial construction loans	27	33
Commercial leases	61	68
Residential mortgage loans	201	229
Home equity	120	143
Automobile loans	26	28
Credit card	83	87
Other consumer loans and leases	18	20
Unallocated	104	111

Total ALLL	$1,735	1,854

Portfolio loans and leases:
Commercial and industrial loans	$37,856	36,038
Commercial mortgage loans	8,443	9,103
Commercial construction loans	754	698
Commercial leases	3,567	3,549
Residential mortgage loans	12,400	12,017
Home equity	9,531	10,018
Automobile loans	12,015	11,972
Credit card	2,114	2,097
Other consumer loans and leases	352	290

Total portfolio loans and leases	$87,032	85,782

Attributed allowance as a percent of respective portfolio loans and leases:
Commercial and industrial loans	2.16%	2.23
Commercial mortgage loans	3.29	3.66
Commercial construction loans	3.58	4.73
Commercial leases	1.71	1.92
Residential mortgage loans	1.62	1.91
Home equity	1.26	1.43
Automobile loans	0.22	0.23
Credit card	3.93	4.15
Other consumer loans and leases	5.11	6.90
Unallocated (as a percent of total portfolio loans and leases)	0.12	0.13

Attributed allowance as a percent of total portfolio loans and leases	1.99%	2.16

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

The Bancorp’s Executive ALCO, which includes senior management representatives and is accountable to the ERM Committee, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities. In 2012, the NII and EVE

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

ALCO policy limits were lowered to reflect the Bancorp’s current risk appetite and due to significant uncertainty with respect to the economic environment, market interest rates and balance sheet and deposit pricing behaviors. The policy limits were updated in conjunction with the Market Risk Management group and were approved by ALCO.

The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over 12 month and 24 month horizons assuming a 100 bps and 200 bps parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses at June 30, 2013 and 2012. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of June 30:

TABLE 53: Estimated NII Sensitivity Profile

	2013				2012
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	1.39%	6.55	(4.00)	(6.00)	2.42%	8.91	(5.00)	(7.00)
+ 100	0.67	3.39	—	—	1.06	4.18	—	—

At June 30, 2013, the Bancorp’s interest rate risk profile reflects a change to a less asset sensitive position in year one and year two compared to June 30, 2012. The lower asset sensitivity at June 30, 2013 compared to June 30, 2012 is the result of an increase in the levels of market interest rates and mortgage rates, an increase in fixed-rate loan balances and less outstanding fixed-rate debt. These impacts are partially offset by an increase in core deposit balances.

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

The following table shows the Bancorp’s EVE sensitivity profile as of June 30:

TABLE 54: Estimated EVE Sensitivity Profile

	2013			2012
Change in Interest Rates (bps)	Change in EVE		ALCO Policy Limit	Change in EVE	ALCO Policy Limit
+ 200	(3.73	) %	(12.00)	1.18%	(15.00)
+ 100	(1.66)			1.00
+ 25	(0.32)			0.32
- 25	0.14			(0.30)

The June 30, 2013 EVE at risk profile suggests a modest negative impact from market rate increases of +25 bps through the +200 bps scenarios. This EVE at risk profile reflects a shift to liability sensitivity from asset sensitivity as reported at June 30, 2012. The primary factors contributing to the change are an increase in the levels of market interest rates and mortgage rates, growth in fixed-rate loan balances, less outstanding fixed-rate debt and a less asset sensitive MSR risk profile. These impacts are partially offset by an increase in core deposit balances.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of June 30, 2013.

TABLE 55: Portfolio Loan and Lease Expected Maturities

As of June 30, 2013 ($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$9,233	25,931	2,692	37,856
Commercial mortgage loans	3,605	4,120	718	8,443
Commercial construction loans	286	438	30	754
Commercial leases	653	1,608	1,306	3,567

Subtotal - commercial loans and leases	13,777	32,097	4,746	50,620

Residential mortgage loans	1,985	4,093	6,322	12,400
Home equity	1,408	5,295	2,828	9,531
Automobile loans	4,808	6,969	238	12,015
Credit card	605	1,509	—	2,114
Other consumer loans and leases	295	57	—	352

Subtotal - consumer loans and leases	9,101	17,923	9,388	36,412

Total	$22,878	50,020	14,134	87,032

Additionally, the following table displays a summary of expected principal cash flows occurring after one year for both fixed and floating/adjustable rate loans as of June 30, 2013:

TABLE 56: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
As of June 30, 2013 ($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,908	24,715
Commercial mortgage loans	1,255	3,583
Commercial construction loans	22	446
Commercial leases	2,914	—

Subtotal - commercial loans and leases	8,099	28,744

Residential mortgage loans	7,605	2,810
Home equity	942	7,181
Automobile loans	7,160	47
Credit card	619	890
Other consumer loans and leases	29	28

Subtotal - consumer loans and leases	16,355	10,956

Total	$24,454	39,700

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $894 million and $697 million as of June 30, 2013 and December 31, 2012, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates increased during the six months ended June 30, 2013 and decreased during the same period prior year. The increase in interest rates in the current year caused modeled prepayments speeds to slow, which led to a recovery of temporary impairment of $102 million and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

$151 million on servicing rights during the three and six months ended June 30, 2013, respectively, compared to $60 million and $49 million in temporary impairment on servicing rights during the three and six months ended June 30, 2012, respectively. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the mortgage servicing rights valuation, the Bancorp recognized net losses of $30 million and $37 million on its non-qualifying hedging strategy for the three and six months ended June 30, 2013, respectively, compared to net gains of $38 million and $42 million for the three and six months ended June 30, 2012, respectively. Net unrealized gains on securities related to the Bancorp’s non-qualifying hedging strategy were $6 million and $8 million during the three and six months ended June 30, 2013, respectively, and were immaterial during the three and six months ended June 30, 2012. During the fourth quarter of 2011, the Bancorp assessed the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Based on this review, the Bancorp adjusted its MSR hedging strategy to exclude the hedging of MSRs related to certain mortgage loans originated in 2008 and prior, representing approximately 10% of the carrying value of the MSR portfolio as of June 30, 2013. The prepayment behavior of these loans is expected to be less sensitive to changes in interest rates as tighter industry underwriting standards, borrower credit characteristics and home price values have had a greater impact on prepayment speeds. Thus, the predictive power of traditional prepayment models that are based solely on the historical dependency of prepayment speeds on market interest rates may not be reliable for these loans. As a result, the Bancorp has considered these additional factors as it models prepayment speeds when valuing the MSRs. The Bancorp utilizes valuation opinions from servicing brokers, peer surveys and its historical prepayment experience in validating the modeled prepayment speeds utilized in the fair value measurement of the MSRs. As these additional factors have had an impact on prepayment speeds, the effectiveness of traditional hedging strategies utilizing benchmark interest rate based derivatives has been reduced. In addition to the market factors that impact prepayment speeds, the Bancorp is exposed to prepayment risk on these loans in the event borrowers refinance at higher than expected levels due to government intervention or other factors. The Bancorp continues to monitor the performance of these MSRs and may decide to hedge this portion of the MSR portfolio in future periods. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2013 and December 31, 2012 was $535 million and $549 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

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

Projected contractual maturities from loan and lease repayments are included in Table 55 of the Market Risk Management section of MD&A. Of the $16.2 billion of securities in the Bancorp’s available-for-sale portfolio at June 30, 2013, $3.8 billion in principal and interest is expected to be received in the next 12 months and an additional $1.7 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, see the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold loans totaling $7.2 billion and $14.6 billion, respectively, for the three and six months ended June 30, 2013 compared to $4.7 billion and $11.6 billion, respectively, for the three and six months ended June 30, 2012. For further information on the transfer of financial assets, see Note 9 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 82% of its average total assets for the second quarter of 2013 and 81% for the second quarter of 2012. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

The Bancorp has a shelf registration in place with the SEC permitting ready access to the public debt markets and qualifies as a “well-known seasoned issuer” under the SEC rules. As of June 30, 2013, $5.6 billion of debt or other securities were available for issuance from this shelf registration under the current Bancorp’s Board of Directors’ authorizations; however, access to these markets may depend on market conditions. Additionally, the Bancorp has approximately $39.7 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

In February of 2013, the Bancorp’s banking subsidiary updated and amended its existing global bank note program to increase the capacity from $20 billion to $25 billion. On February 28, 2013, the Bank issued and sold, under its amended bank notes program, $1.3 billion in aggregate principal amount of bank notes. The bank notes consisted of: $600 million of 1.45% senior fixed rate notes with a maturity of five years due February 28, 2018; $400 million of 0.90% senior fixed rate notes with a maturity of three years due February 26, 2016; and $300 million of senior floating rate notes. Interest on the floating rate notes is 3-month LIBOR plus 41 basis points, with a maturity of three years due February 26, 2016. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the redemption date. In the second quarter of 2013, $500 million of senior bank notes matured. The Bancorp has $23.2 billion of funding available for issuance under the global bank note program as of June 30, 2013.

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

Liquidity Coverage Ratio and Net Stable Funding Ratio

Section 165 of the Dodd-Frank Act requires the FRB to establish enhanced liquidity standards for BHCs with total assets of $50 billion or greater. The FRB has indicated it plans to introduce a liquidity framework consistent with the Basel Committee framework. The Basel Committee’s key reform within the Basel III framework to strengthen liquidity standards was the introduction of the LCR and NSFR. On January 7, 2013, the Basel Committee issued a final standard for the LCR, which would phase in the LCR beginning in 2015 upon with full implementation in 2019. The Basel Committee plans on introducing the NSFR final standard in the next two years.

The Basel Committee’s LCR would promote the short-term resilience of a bank’s liquidity profile by ensuring an adequate level of unencumbered high-quality liquid assets that can be converted into cash easily and immediately in private markets to meet its liquidity needs within 30 calendar days. Financial institutions subject to the LCR generally would be expected to hold unencumbered high-quality assets of at least 100% of net cash flows over the next 30 calendar days upon full implementation in 2019. The Bancorp is currently in the process of evaluating the impact to the Bancorp’s Condensed Consolidated Financial Statements of complying with the Basel Committee’s final rule, should it become subject to the LCR through FRB regulation.

The Basel Committee’s NSFR is intended to promote medium and long-term funding of the assets and activities of financial institutions. This ratio would establish a minimum acceptable amount of stable funding based on the liquidity characteristics of a financial institution’s assets and activities over a one year horizon. Management is currently monitoring the progress of the Basel Committee’s work on the NSFR.

While the FRB has stated its intent to implement Basel III liquidity standards in the U.S., the scope, timing and nature of the implementation is unclear at this time.

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

The Bancorp’s credit ratings are summarized in Table 57. The ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. *

* As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 57: Agency Ratings

As of August 7, 2013	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1 (low)
Senior debt	Baa1	BBB	A-	A (low)
Subordinated debt	Baa2	BBB-	BBB+	BBBH
Fifth Third Bank:
Short-term	P-2	A-2	F1	R-1 (low)
Long-term deposit	A3	No rating	A	A
Senior debt	A3	BBB+	A-	A
Subordinated debt	Baa1	BBB	BBB+	A (low)

CAPITAL MANAGEMENT

Management regularly reviews the Bancorp’s capital levels to help ensure it is appropriately positioned under various operating environments. The Bancorp has established a Capital and Liquidity Committee, which is responsible for all capital related decisions. The Capital and Liquidity Committee makes recommendations to management involving capital actions. These recommendations are reviewed and approved by the ERMC.

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

The Dodd-Frank Act requires more stringent prudential standards, including capital and liquidity requirements, for larger institutions. It addresses the quality of capital components by limiting the degree to which certain hybrid instruments can be included. The Dodd-Frank Act will phase out the inclusion of certain TruPS as a component of Tier I risk-based capital when the banking agencies implement the proposed enhancement to the regulatory capital framework. At June 30, 2013, the Bancorp’s Tier I risk-based capital included $810 million of TruPS representing approximately 72 bps of risk-weighted assets.

In December of 2010 and revised in June of 2011, the Basel Committee on Banking Supervision issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. In July of 2013, U.S. banking regulators approved final enhanced regulatory capital requirements, which included modifications to the proposed rules. These modifications provide for certain banks, including the Bancorp, to opt out of including AOCI in Tier 1 capital and retain the treatment of residential mortgage exposures consistent with the current Basel I capital rules. The new capital rules are effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. The Bancorp is in the process of evaluating the final rules and their potential impact. The Bancorp’s current estimate of the pro-forma fully phased in Tier I common equity ratio at June 30, 2013 under the final capital rules is approximately 9.09% compared with 9.43% as calculated under the existing Basel I capital framework. The primary drivers of the change from the existing Basel I capital framework to the Basel III final rules are an increase in Tier I common equity of approximately 9 bps (primarily from the elimination of the current 10% deduction of mortgage servicing rights from capital), which would be more than offset by the impact of increases in risk-weighted assets (primarily from the treatment of securitizations and commitments with an original maturity of one year or less). If the Bancorp elects to include AOCI components in capital, the June 30, 2013 pro forma Basel III Tier 1 common ratio would be increased by approximately 13 bps. The pro-forma Tier I common equity ratio exceeds the proposed minimum Tier I common equity ratio of 7% comprised of a minimum of 4.5% plus a capital conservation buffer of 2.5%. The pro-forma Tier I common equity ratio does not include the effect of any mitigating actions the Bancorp may undertake to offset the impact of the proposed capital enhancements. Additionally, pursuant to the final rules, the minimum capital ratios as of January 1, 2015 will be 6% for the Tier I capital ratio, 8% for the total risk-based capital ratio and 4% for the Tier I capital to average consolidated assets (leverage ratio). For further discussion on the Basel I and Basel III Tier I common equity ratios, see the Non-GAAP Financial Measures section of MD&A.

Market Risk Rule

On June 7, 2012, banking agencies approved a final rule effective January 1, 2013, known as “Risk-Based Capital Guidelines: Market Risk,” to implement enhancements to the market risk framework adopted by the Basel Committee. The final rule, which the Bancorp is subject to, requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities. The rule introduces new measures of market risk, establishes a charge related to stressed VaR for covered trading positions and replaces references to credit ratings in the market risk rules with alternative methodologies for assessing risk. The intention of the rule is to better capture positions for which the market risk capital rule is appropriate, reduce procyclicality in market risk capital requirements, enhance sensitivity to risks that are not adequately captured by the current regulatory methodologies and increase transparency through enhanced disclosures. Upon the adoption of the market risk final rule in the first quarter of 2013, the Bancorp’s Tier I and Total risk-based capital ratios decreased 1 bp and adoption had an immaterial impact to the Tier I common equity ratio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 58: Capital Ratios

($ in millions)	June 30, 2013	December 31, 2012
Average equity as a percent of average assets	11.64%	11.65
Tangible equity as a percent of tangible assets(a)	9.65	9.17
Tangible common equity as a percent of tangible assets(a)	8.83	8.83

Tier I capital	$12,426	11,685
Total risk-based capital	16,102	15,816
Risk-weighted assets(b)	112,285	109,699

Regulatory capital ratios:
Tier I risk-based capital	11.07%	10.65
Total risk-based capital	14.34	14.42
Tier I leverage	10.40	10.05
Tier I common equity(a)	9.43	9.51

(a)	For further information on these ratios, see the Non-GAAP Financial Measures section of MD&A.
(b)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

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

Beginning in 2013, the Bancorp and other large bank holding companies were required to conduct a separate mid-year stress test using financial data as of March 31st under three company-derived macro-economic scenarios (base, adverse and severely adverse). The Bancorp submitted the results of its mid-year stress test to the FRB in July of 2013 and the FRB will publish a summary of the results under the severely adverse scenario in September of 2013.

Preferred Stock Offering and Conversion

As contemplated by the 2013 CCAR, on May 13, 2013 the Bancorp issued in a registered public offering 600,000 depositary shares, representing 24,000 shares of 5.10% fixed-to-floating rate non-cumulative Series H perpetual preferred stock, for net proceeds of $593 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends, on a non-cumulative semi-annual

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

basis, at an annual rate of 5.10% through but excluding June 30, 2023, at which time it converts to a quarterly floating rate dividend of three-month LIBOR plus 3.033%. Subject to any required regulatory approval, the Bancorp may redeem the Series H preferred shares at its option in whole or in part, at any time on or after June 30, 2023 and following a regulatory capital event at any time prior to June 30, 2023. The Series H preferred shares are not convertible into Bancorp common shares or any other securities. Under the 2013 CCAR, the Bancorp has $450 million of remaining preferred stock available for issuance as of June 30, 2013.

On June 11, 2013, the Bancorp’s Board of Directors authorized the conversion into common stock, no par value, of all outstanding shares of the Bancorp’s 8.50% non-cumulative convertible perpetual preferred stock, Series G, which shares are represented by depositary shares each representing 1/250th of a share of Series G preferred stock, pursuant to the Amended Articles of Incorporation. The Articles grant the Bancorp the right, at its option, to convert all outstanding shares of Series G preferred stock if the closing price of common stock exceeded 130% of the applicable conversion price for 20 trading days within any period of 30 consecutive trading days. The closing price of shares of common stock satisfied such threshold for the 30 trading days ended June 10, 2013, and the Bancorp gave the required notice of its exercise of its conversion right. On July 1, 2013, the Bancorp converted the remaining 16,442 outstanding shares of Series G preferred stock, which represented 4,110,500 depositary shares, into shares of Fifth Third’s common stock. Each share of Series G preferred stock was converted into 2,159.8272 shares of common stock, representing a total of 35,511,740 issued shares. The common shares issued in the conversion are exempt securities pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, as securities exchanged exclusively with Bancorp’s existing security holders where no commission or other remuneration was paid. Upon conversion, the depositary shares were delisted from the NASDAQ Global Select Market and withdrawn from the Exchange.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.12 and $0.08 for the three months ended June 30, 2013 and 2012, respectively, and $0.23 and $0.16 for the six months ended June 30, 2013 and 2012, respectively.

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

On May 21, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 25,035,519 shares, or approximately $539 million of its outstanding common stock on May 24, 2013. The Bancorp repurchased the shares of its common stock as part of its 100 million share repurchase program previously announced on March 19, 2013. The Bancorp expects the settlement of the transaction to occur on or before October 21, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 59: Share Repurchases

Period	Total Number of Shares Purchased(a)		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	849,037	(c)	$16.02	(b)	849,037	100,000,000	(c)
May 1, 2013 - May 31, 2013	25,035,519		18.33		25,035,519	74,964,481
June 1, 2013 - June 30, 2013	—		—		—	74,964,481

Total	25,884,556		$18.25		25,884,556	74,964,481

(a)	The Bancorp repurchased 1,156,922 shares during the second quarter of 2013 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	Shares received from the counterparty as final settlement of the Repurchase Agreement.
(c)	In March 2013, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date. The 849,037 shares settled on April 5, 2013 were included under the previous 100 million share repurchase program.

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

Residential Mortgage Loan Sales

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty recourse provisions. Such provisions include the loan’s compliance with applicable loan criteria, including certain documentation standards per agreements with unrelated third parties. Additional reasons for the Bancorp having to repurchase the loans include compliance with collateral appraisal standards, fraud related to the loan application and the rescission of mortgage insurance. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of June 30, 2013 and December 31, 2012, the Bancorp maintained reserves related to these loans sold with the representation and warranty recourse provisions totaling $117 million and $110 million, respectively, which were included in other liabilities in the Bancorp’s Condensed Consolidated Balance Sheets.

For the three months ended June 30, 2013 and 2012, the Bancorp paid $10 million and $9 million, respectively, in the form of make whole payments and repurchased $21 million and $39 million, respectively, in outstanding principal of loans to satisfy investor demands. For the six months ended June 30, 2013 and 2012, the Bancorp paid $23 million and $17 million, respectively, in the form of make whole payments and repurchased $51 million and $65 million, respectively, of loans to satisfy investor demands. Total repurchase demand requests during the three months ended June 30, 2013 and 2012 were $64 million and $84 million, respectively. Total repurchase demand requests during the six months ended June 30, 2013 and 2012 were $131 million and $210 million, respectively. Total outstanding repurchase demand inventory was $53 million at June 30, 2013 compared to $67 million at December 31, 2012.

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $586 million and $662 million at June 30, 2013 and December 31, 2012, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $21 million at June 30, 2013, and $20 million at December 31, 2012, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

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

The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $42 million at June 30, 2013 and $58 million at December 31, 2012. As of June 30, 2013 and December 31, 2012, the Bancorp maintained a reserve of $15 million and $18 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. In 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$2,390	2,441
Available-for-sale and other securities(b)	16,187	15,207
Held-to-maturity securities(c)	274	284
Trading securities	219	207
Other short-term investments	1,109	2,421
Loans held for sale(d)	2,148	2,939
Portfolio loans and leases:
Commercial and industrial loans	37,856	36,038
Commercial mortgage loans(a)	8,443	9,103
Commercial construction loans	754	698
Commercial leases	3,567	3,549
Residential mortgage loans(e)	12,400	12,017
Home equity	9,531	10,018
Automobile loans	12,015	11,972
Credit card	2,114	2,097
Other consumer loans and leases	352	290

Portfolio loans and leases	87,032	85,782
Allowance for loan and lease losses(a)	(1,735)	(1,854)

Portfolio loans and leases, net	85,297	83,928
Bank premises and equipment	2,540	2,542
Operating lease equipment	645	581
Goodwill	2,416	2,416
Intangible assets	23	27
Servicing rights	899	697
Other assets(a)	9,213	8,204

Total Assets	$123,360	121,894

Liabilities
Deposits:
Demand	$30,097	30,023
Interest checking	22,878	24,477
Savings	18,448	19,879
Money market	9,247	6,875
Other time	3,793	4,015
Certificates - $100,000 and over	7,374	3,284
Foreign office and other	1,617	964

Total deposits	93,454	89,517
Federal funds purchased	636	901
Other short-term borrowings	2,112	6,280
Accrued taxes, interest and expenses	1,619	1,708
Other liabilities	4,322	2,639
Long-term debt	6,940	7,085

Total Liabilities	109,083	108,130

Equity
Common stock(f)	2,051	2,051
Preferred stock(g)	991	398
Capital surplus	2,689	2,758
Retained earnings	9,561	8,768
Accumulated other comprehensive income	149	375
Treasury stock(f)	(1,202)	(634)

Total Bancorp shareholders’ equity	14,239	13,716
Noncontrolling interests	38	48

Total Equity	14,277	13,764

Total Liabilities and Equity	$123,360	121,894

(a)	Includes $50 and $50 of commercial mortgage loans, $(13) and $(5) of ALLL, and $1 and $3 of other assets from consolidated VIEs that are included in their respective captions above at June 30, 2013 and December 31, 2012, respectively. See Note 8.
(b)	Amortized cost of $15,793 and $14,571 at June 30, 2013 and December 31, 2012, respectively.
(c)	Fair value of $274 and $284 at June 30, 2013 and December 31, 2012, respectively.
(d)	Includes $2,113 and $2,856 of residential mortgage loans held for sale measured at fair value at June 30, 2013 and December 31, 2012, respectively.
(e)	Includes $83 and $76 of residential mortgage loans measured at fair value at June 30, 2013 and December 31, 2012, respectively.
(f)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2013 – 851,473,955 (excludes 72,418,626 treasury shares), December 31, 2012 – 882,152,057 (excludes 41,740,524 treasury shares).
(g)	430,000 shares of undesignated no par value preferred stock are authorized and unissued; 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized, 16,442 and 16,450 issued and outstanding at June 30, 2013 and December 31, 2012, respectively, and fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized, issued and outstanding at June 30, 2013. See Note 22.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except per share data)	2013	2012	2013	2012
Interest Income
Interest and fees on loans and leases	$864	891	1,746	1,789
Interest on securities	119	135	231	276
Interest on other short-term investments	1	1	2	2

Total interest income	984	1,027	1,979	2,067
Interest Expense
Interest on deposits	53	55	103	114
Interest on other short-term borrowings	1	2	4	3
Interest on long-term debt	50	75	104	157

Total interest expense	104	132	211	274

Net Interest Income	880	895	1,768	1,793
Provision for loan and lease losses	64	71	126	162

Net Interest Income After Provision for Loan and Lease Losses	816	824	1,642	1,631
Noninterest Income
Mortgage banking net revenue	233	183	453	387
Service charges on deposits	136	130	267	260
Corporate banking revenue	106	102	205	199
Investment advisory revenue	98	93	198	190
Card and processing revenue	67	64	132	122
Other noninterest income	414	103	523	279
Securities gains, net	—	3	17	11
Securities gains, net - non-qualifying hedges on mortgage servicing rights	6	—	8	—

Total noninterest income	1,060	678	1,803	1,448
Noninterest Expense
Salaries, wages and incentives	404	393	803	792
Employee benefits	83	84	197	195
Net occupancy expense	76	74	155	151
Technology and communications	50	48	99	95
Card and processing expense	33	30	65	60
Equipment expense	28	27	56	55
Other noninterest expense	361	281	638	563

Total noninterest expense	1,035	937	2,013	1,911

Income Before Income Taxes	841	565	1,432	1,168
Applicable income tax expense	250	180	429	352

Net Income	591	385	1,003	816
Less: Net income attributable to noncontrolling interests	—	—	(10)	1

Net Income Attributable to Bancorp	591	385	1,013	815
Dividends on preferred stock	9	9	18	18

Net Income Available to Common Shareholders	$582	376	995	797

Earnings Per Share	$0.67	0.41	1.14	0.87
Earnings Per Diluted Share	$0.65	0.40	1.11	0.85

Average common shares - basic	858,582,710	913,540,510	864,718,802	914,383,163
Average common shares - diluted	900,625,454	954,622,463	906,859,723	956,015,935
Cash dividends declared per share	$0.12	0.08	0.23	0.16

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2013	2012	2013	2012
Net income	$591	385	1,003	816
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities arising during period	(211)	(10)	(247)	(3)
Reclassification adjustment for net losses (gains) included in net income	33	(2)	38	(6)
Unrealized (losses) gains on cash flow hedge derivatives:
Unrealized holding (losses) gains on cash flow hedge derivatives arising during period	(2)	10	(1)	16
Reclassification adjustment for net gains included in net income	(6)	(14)	(20)	(27)
Defined benefit pension plans:
Net actuarial loss arising during period	2	2	4	4

Other comprehensive loss	(184)	(14)	(226)	(16)
Comprehensive income	407	371	777	800
Less: Comprehensive income attributable to noncontrolling interests	—	—	(10)	1

Comprehensive income attributable to Bancorp	$407	371	787	799

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2011	$2,051	398	2,792	7,554	470	(64)	13,201	50	13,251
Net income				815			815	1	816
Other comprehensive loss					(16)		(16)		(16)
Cash dividends declared:
Common stock at $0.16 per share				(148)			(148)		(148)
Preferred stock				(18)			(18)		(18)
Shares acquired for treasury						(75)	(75)		(75)
Impact of stock transactions under stock compensation plans, net			(40)			53	13		13
Other				(2)		3	1		1

Balance at June 30, 2012	2,051	398	2,752	8,201	454	(83)	13,773	51	13,824

Balance at December 31, 2012	2,051	398	2,758	8,768	375	(634)	13,716	48	13,764
Net income				1,013			1,013	(10)	1,003
Other comprehensive loss					(226)		(226)		(226)
Cash dividends declared:
Common stock at $0.23 per share				(198)			(198)		(198)
Preferred stock				(18)			(18)		(18)
Shares acquired for treasury			(58)			(606)	(664)		(664)
Issuance of preferred stock		593					593		593
Impact of stock transactions under stock compensation plans, net			(11)			36	25		25
Other				(4)		2	(2)		(2)

Balance at June 30, 2013	$2,051	991	2,689	9,561	149	(1,202)	14,239	38	14,277

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the six months ended June 30,
($ in millions)	2013	2012
Operating Activities
Net income	$1,003	816
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	126	162
Depreciation, amortization and accretion	276	254
Stock-based compensation expense	41	37
Provision for deferred income taxes	139	84
Securities gains	(42)	(29)
Securities gains – non-qualifying hedges on mortgage servicing rights	(8)	—
Securities losses	25	18
(Recovery of) provision for MSR impairment	(151)	49
Net gains on sales of loans and fair value adjustments on loans held for sale	(198)	(67)
Bank premises and equipment impairment	1	17
Capitalized servicing rights	(156)	(190)
Proceeds from sales of loans held for sale	14,397	11,801
Loans originated for sale, net of repayments	(12,763)	(10,572)
Dividends representing return on equity method investments	24	13
Gain on sale of Vantiv, Inc. shares and Vantiv, Inc. IPO	(242)	(115)
Net change in:
Trading securities	(11)	(22)
Other assets	(453)	(64)
Accrued taxes, interest and expenses	(100)	(81)
Other liabilities	683	(38)

Net Cash Provided by Operating Activities	2,591	2,073

Investing Activities
Sales:
Available-for-sale securities	4,876	1,616
Loans	597	157
Disposal of bank premises and equipment	18	2
Repayments / maturities:
Available-for-sale securities	1,878	2,003
Held-to-maturity securities	9	16
Purchases:
Available-for-sale securities	(8,099)	(3,856)
Bank premises and equipment	(138)	(193)
Proceeds from sale and dividends representing return of equity method investments	487	75
Net change in:
Other short-term investments	1,312	(182)
Loans and leases	(2,757)	(1,946)
Operating lease equipment	(90)	(34)

Net Cash Used in Investing Activities	(1,907)	(2,342)

Financing Activities
Net change in:
Core deposits	(121)	(1,416)
Certificates - $100,000 and over, including foreign office and other	4,058	(20)
Federal funds purchased	(265)	295
Other short-term borrowings	(4,168)	1,374
Dividends paid on common shares	(184)	(148)
Dividends paid on preferred shares	(9)	(9)
Proceeds from issuance of long-term debt	1,300	512
Repayment of long-term debt	(1,258)	(498)
Repurchase of treasury shares and related forward contract	(664)	(75)
Issuance of preferred shares	593	—
Other	(17)	(16)

Net Cash Used in Financing Activities	(735)	(1)

Decrease in Cash and Due from Banks	(51)	(270)
Cash and Due from Banks at Beginning of Period	2,441	2,663

Cash and Due from Banks at End of Period	$2,390	2,393

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the latest annual financial statements. The results of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012 and the cash flows and changes in equity for the six months ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2012 has been derived from the annual audited Consolidated Financial Statements of the Bancorp.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to noncash investing and financing activities are presented in the following table for the six months ended June 30:

($ in millions)	2013	2012
Cash payments:
Interest	$213	266
Income taxes	249	178
Transfers:

Portfolio loans to loans held for sale	601	20
Loans held for sale to portfolio loans	25	68
Portfolio loans to OREO	115	141
Loans held for sale to OREO	3	7

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued amended guidance related to amounts reclassified out of AOCI. The amended guidance requires the Bancorp to present, either on the face of the Condensed Consolidated Statements of Income or in the Notes to Condensed Consolidated Financial Statements, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety, the Bancorp is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amended guidance is effective prospectively for reporting periods beginning after December 15, 2012 and was adopted by the Bancorp on January 1, 2013. The required disclosures are included in Note 18.

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date

In February 2013, the FASB issued amended guidance relating to the measurement of obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. For the total amount of an obligation under an arrangement to be considered fixed at the reporting date, there can be no measurement uncertainty relating to the total amount of the obligation. The obligation resulting from joint and several liability arrangements would be measured initially as the sum of 1) the amount the Bancorp has agreed to pay on the basis of its arrangement among its co-obligors and 2) any additional amount the Bancorp expects to pay on behalf of its co-obligors. The amended guidance also would require the Bancorp to disclose the nature and amount of the obligation as well as information about the risks that such obligations pose to future cash flows. The amended guidance is effective for reporting periods beginning after December 15, 2013 and will be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of the fiscal year of adoption. The Bancorp is currently in the process of evaluating

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

the impact of adopting the amended guidance, but does not expect the impact to be material to the Bancorp’s Condensed Consolidated Financial Statements.

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes

In July 2013, the FASB issued amended guidance which permits the OIS to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amended guidance also removed a previous scope reference that required the same benchmark interest rate be used for similar hedges and that using different rates be rare and justified. The amended guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 (i.e., the issuance date). The Bancorp will adopt the amended guidance in the third quarter of 2013.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued amended guidance on exceptions to when an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Bancorp will adopt the amended guidance on January 1, 2014.

4. Securities

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and other and held-to-maturity securities portfolios as of:

June 30, 2013 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$26	—	—	26
U.S. Government sponsored agencies	1,624	134	—	1,758
Obligations of states and political subdivisions	201	4	—	205
Agency mortgage-backed securities(a)	9,481	270	(88)	9,663
Other bonds, notes and debentures	3,483	78	(13)	3,548
Other securities(b)	978	10	(1)	987

Total	$15,793	496	(102)	16,187

Held-to-maturity:
Obligations of states and political subdivisions	$273	—	—	273
Other debt securities	1	—	—	1

Total	$274	—	—	274

December 31, 2012 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$41	—	—	41
U.S. Government sponsored agencies	1,730	181	—	1,911
Obligations of states and political subdivisions	203	9	—	212
Agency mortgage-backed securities(a)	8,403	345	(18)	8,730
Other bonds, notes and debentures	3,161	119	(3)	3,277
Other securities(b)	1,033	3	—	1,036

Total	$14,571	657	(21)	15,207

Held-to-maturity:
Obligations of states and political subdivisions	$282	—	—	282
Other debt securities	2	—	—	2

Total	$284	—	—	284

(a)	Includes interest-only mortgage backed securities of $483 and $408 as of June 30, 2013 and December 31, 2012, respectively, recorded at fair value with fair value changes recorded in securities gains, net and securities gains, net-non-qualifying hedges on mortgage servicing rights in the Condensed Consolidated Statements of Income.
(b)	Other securities consist of FHLB and FRB restricted stock holdings of $497 and $348, respectively, at June 30, 2013 and $497 and $347, respectively, at December 31, 2012, that are carried at cost, and certain mutual fund and equity security holdings.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2013	2012	2013	2012
Realized gains	$22	21	40	28
Realized losses	(60)	(1)	(86)	(1)
OTTI	(12)	(17)	(12)	(17)

Net realized (losses) gains	$(50)	3	(58)	10

Net unrealized gains on interest-only mortgage backed securities were $56 million and $81 million for the three and six months ending June 30, 2013, respectively.

Trading securities totaled $219 million as of June 30, 2013, compared to $207 million at December 31, 2012. Gross realized gains and gross realized losses on trading securities were immaterial for the three and six months ending June 30, 2013 and 2012, respectively. Net unrealized gains on trading securities were immaterial for the three months ending June 30, 2013 and 2012, respectively, and $2 million and $1 million for the six months ending June 30, 2013 and 2012, respectively.

At June 30, 2013 and December 31, 2012, securities with a fair value of $9.7 billion and $12.6 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s agency mortgage-backed securities and the contractual maturity distribution of the Bancorp’s available-for-sale and other and held-to-maturity securities as of June 30, 2013 are shown in the following table:

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Under 1 year	$771	764	80	80
1-5 years	4,521	4,755	173	173
5-10 years	6,656	6,755	20	20
Over 10 years	2,867	2,926	1	1
Other securities	978	987	—	—

Total	$15,793	16,187	274	274

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
U.S. Treasury and government agencies	$26	—	—	—	26	—
Agency mortgage-backed securities	3,850	(88)	3	—	3,853	(88)
Other bonds, notes and debentures	702	(11)	58	(2)	760	(13)
Other securities	30	(1)	—	—	30	(1)

Total	$4,608	(100)	61	(2)	4,669	(102)

December 31, 2012
Agency mortgage-backed securities	$1,784	(18)	—	—	1,784	(18)
Other bonds, notes and debentures	454	(3)	—	—	454	(3)
Other securities	1	—	—	—	1	—

Total	$2,239	(21)	—	—	2,239	(21)

Other-Than-Temporary Impairments

The Bancorp recognized $12 million in OTTI, included in securities gains, net, in the Bancorp’s Condensed Consolidated Statements of Income, on its available-for-sale debt securities for the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, the Bancorp recognized $17 million of OTTI on its available-for-sale debt securities. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or held-to-maturity debt securities during the three and six months ended June 30, 2013 and 2012. Less than one percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities at June 30, 2013 and December 31, 2012.

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

The following table provides a summary of the total loans and leases classified by primary purpose as of:

	June 30,	December 31,
($ in millions)	2013	2012
Loans and leases held for sale:
Commercial and industrial loans	$12	39
Commercial mortgage loans	7	13
Commercial construction loans	4	9
Commercial leases	3	—
Residential mortgage loans	2,113	2,856
Other consumer loans and leases	9	22

Total loans and leases held for sale	$2,148	2,939

Portfolio loans and leases:
Commercial and industrial loans	$37,856	36,038
Commercial mortgage loans	8,443	9,103
Commercial construction loans	754	698
Commercial leases	3,567	3,549

Total commercial loans and leases	50,620	49,388

Residential mortgage loans	12,400	12,017
Home equity	9,531	10,018
Automobile loans	12,015	11,972
Credit card	2,114	2,097
Other consumer loans and leases	352	290

Total consumer loans and leases	36,412	36,394

Total portfolio loans and leases	$87,032	85,782

Total portfolio loans and leases are recorded net of unearned income, which totaled $721 million as of June 30, 2013 and $758 million as of December 31, 2012. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated at fair value upon origination) which totaled a net premium of $100 million and $73 million as of June 30, 2013 and December 31, 2012, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $12.5 billion and $12.7 billion at June 30, 2013 and December 31, 2012, respectively, pledged at the FHLB, and loans of $33.4 billion and $30.9 billion at June 30, 2013 and December 31, 2012, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

			90 Days Past Due
	Balance		and Still Accruing
	June 30,	December 31,	June 30,	December 31,
($ in millions)	2013	2012	2013	2012
Commercial and industrial loans	$37,868	36,077	$—	1
Commercial mortgage loans	8,450	9,116	—	22
Commercial construction loans	758	707	—	1
Commercial leases	3,570	3,549	—	—
Residential mortgage loans	14,513	14,873	71	75
Home equity	9,531	10,018	48	58
Automobile loans	12,015	11,972	6	8
Credit card	2,114	2,097	27	30
Other consumer loans and leases	361	312	—	—

Total loans and leases	$89,180	88,721	$152	195

Less: Loans held for sale	$2,148	2,939

Total portfolio loans and leases	$87,032	85,782

The following table presents a summary of net charge-offs:

	For the six months ended June 30,
($ in millions)	2013	2012
Commercial and industrial loans	$57	100
Commercial mortgage loans	37	55
Commercial construction loans	3	18
Commercial leases	2	7
Residential mortgage loans	35	73
Home equity	53	85
Automobile loans	9	16
Credit card	38	38
Other consumer loans and leases	11	9

Total loans and leases	$245	401

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended June 30, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,191	212	272	108	1,783
Losses charged off	(59)	(18)	(68)	—	(145)
Recoveries of losses previously charged off	14	3	16	—	33
Provision for loan and lease losses	37	4	27	(4)	64

Balance, end of period	$1,183	201	247	104	1,735

For the three months ended June 30, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,424	233	341	128	2,126
Losses charged off	(95)	(38)	(86)	—	(219)
Recoveries of losses previously charged off	17	2	19	—	38
Provision for loan and lease losses	1	35	42	(7)	71

Balance, end of period	$1,347	232	316	121	2,016

For the six months ended June 30, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,236	229	278	111	1,854
Losses charged off	(128)	(40)	(145)	—	(313)
Recoveries of losses previously charged off	29	5	34	—	68
Provision for loan and lease losses	46	7	80	(7)	126

Balance, end of period	$1,183	201	247	104	1,735

For the six months ended June 30, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,527	227	365	136	2,255
Losses charged off	(211)	(76)	(185)	—	(472)
Recoveries of losses previously charged off	33	3	35	—	71
Provision for loan and lease losses	(2)	78	101	(15)	162

Balance, end of period	$1,347	232	316	121	2,016

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of June 30, 2013 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$89	(c)	134	59	—	282
Collectively evaluated for impairment	1,094		66	188	—	1,348
Loans acquired with deteriorated credit quality	—		1	—	—	1
Unallocated	—		—	—	104	104

Total ALLL	$1,183		201	247	104	1,735

Loans and leases:(b)
Individually evaluated for impairment	$924	(c)	1,306	527	—	2,757
Collectively evaluated for impairment	49,696		11,006	23,485	—	84,187
Loans acquired with deteriorated credit quality	—		5	—	—	5

Total portfolio loans and leases	$50,620		12,317	24,012	—	86,949

(a)	Includes $10 related to leveraged leases.
(b)	Excludes $83 of residential mortgage loans measured at fair value, and includes $872 of leveraged leases, net of unearned income.
(c)	Includes five restructured nonaccrual loans at June 30, 2013 associated with a consolidated variable interest entity, in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $29 and an allowance of $11.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$95	137	62	—	294
Collectively evaluated for impairment	1,140	91	216	—	1,447
Loans acquired with deteriorated credit quality	1	1	—	—	2
Unallocated	—	—	—	111	111

Total ALLL	$1,236	229	278	111	1,854

Loans and leases:(b)
Individually evaluated for impairment	$980	1,298	544	—	2,822
Collectively evaluated for impairment	48,407	10,637	23,833	—	82,877
Loans acquired with deteriorated credit quality	1	6	—	—	7

Total portfolio loans and leases	$49,388	11,941	24,377	—	85,706

(a)	Includes $11 related to leveraged leases.
(b)	Excludes $76 of residential mortgage loans measured at fair value, and includes $862 of leveraged leases, net of unearned income.

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

The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of June 30, 2013 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$35,263	857	1,724	12	37,856
Commercial mortgage owner occupied loans	4,005	240	473	—	4,718
Commercial mortgage non-owner occupied loans	2,758	315	652	—	3,725
Commercial construction loans	533	58	163	—	754
Commercial leases	3,486	39	42	—	3,567

Total	$46,045	1,509	3,054	12	50,620

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2012 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$33,521	1,113	1,379	25	36,038
Commercial mortgage owner occupied loans	3,934	338	603	1	4,876
Commercial mortgage non-owner occupied loans	2,958	449	815	5	4,227
Commercial construction loans	444	59	195	—	698
Commercial leases	3,483	48	18	—	3,549

Total	$44,340	2,007	3,010	31	49,388

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments disaggregated into performing versus nonperforming status as of:

	June 30, 2013		December 31, 2012
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$12,115	202	11,704	237
Home equity	9,486	45	9,965	53
Automobile loans	12,013	2	11,970	2
Credit card	2,077	37	2,058	39
Other consumer loans and leases	352	—	289	1

Total	$36,043	286	35,986	332

(a)	Excludes $83 and $76 of loans measured at fair value at June 30, 2013 and December 31, 2012, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of June 30, 2013 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$37,691	15	150	165	37,856	—
Commercial mortgage owner occupied loans	4,628	6	84	90	4,718	—
Commercial mortgage non-owner occupied loans	3,646	11	68	79	3,725	—
Commercial construction loans	712	—	42	42	754	—
Commercial leases	3,560	—	7	7	3,567	—
Residential mortgage loans(a) (b)	11,985	65	267	332	12,317	71
Consumer:
Home equity	9,330	107	94	201	9,531	48
Automobile loans	11,958	48	9	57	12,015	6
Credit card	2,052	32	30	62	2,114	27
Other consumer loans and leases	350	2	—	2	352	—

Total portfolio loans and leases(a) (d)	$85,912	286	751	1,037	86,949	152

(a)	Excludes $83 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of June 30, 2013, $68 of these loans were 30-89 days past due and $403 were 90 days or more past due. The Bancorp recognized $1 of losses during the three and six months ended June 30, 2013 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.
(d)	Includes an immaterial amount of government insured commercial loans 30-89 days and 90 days past due and accruing whose repayments are insured by the SBA at June 30, 2013.

		Past Due
As of December 31, 2012 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$35,826	46	166	212	36,038	1
Commercial mortgage owner occupied loans	4,752	29	95	124	4,876	22
Commercial mortgage non-owner occupied loans	4,094	21	112	133	4,227	—
Commercial construction loans	622	—	76	76	698	1
Commercial leases	3,546	2	1	3	3,549	—
Residential mortgage loans(a) (b)	11,547	87	307	394	11,941	75
Consumer:
Home equity	9,782	126	110	236	10,018	58
Automobile loans	11,900	62	10	72	11,972	8
Credit card	2,025	38	34	72	2,097	30
Other consumer loans and leases	287	2	1	3	290	—

Total portfolio loans and leases(a) (d)	$84,381	413	912	1,325	85,706	195

(a)	Excludes $76 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2012, $80 of these loans were 30-89 days past due and $414 were 90 days or more past due. The Bancorp recognized $2 of losses for the year ended December 31, 2012 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.
(d)	Includes an immaterial amount of government insured commercial loans 30-89 and 90 days past due and accruing whose repayments are insured by the SBA at December 31, 2012.

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

The following tables summarize the Bancorp’s impaired loans and leases (by class) that were subject to individual review, which includes all loans and leases restructured in a troubled debt restructuring:

As of June 30, 2013 ($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$278	205		60
Commercial mortgage owner occupied loans(b)	43	33		5
Commercial mortgage non-owner occupied loans	114	86		9
Commercial construction loans	68	55		4
Commercial leases	1	1		—
Restructured residential mortgage loans	1,054	1,019		134
Restructured consumer:
Home equity	397	393		42
Automobile loans	26	26		6
Credit card	65	65		11
Other consumer loans and leases	2	2		—

Total impaired loans and leases with a related allowance	$2,048	1,885		271

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$156	117		—
Commercial mortgage owner occupied loans	108	101		—
Commercial mortgage non-owner occupied loans	248	229		—
Commercial construction loans	86	58		—
Commercial leases	10	10		—
Restructured residential mortgage loans	335	287		—
Restructured consumer:
Home equity	41	38		—
Automobile loans	3	3		—

Total impaired loans and leases with no related allowance	987	843		—

Total impaired loans and leases	$3,035	2,728	(a)	271

(a)	Includes $475, $1,201 and $470, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $196, $105 and $57, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.
(b)	Excludes five restructured nonaccrual loans at June 30, 2013 associated with a consolidated variable interest entity, in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $29, a recorded investment of $29, and an allowance of $11.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2012 ($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$263	194		65
Commercial mortgage owner occupied loans	54	43		5
Commercial mortgage non-owner occupied loans	215	160		16
Commercial construction loans	48	37		5
Commercial leases	8	8		5
Restructured residential mortgage loans	1,067	1,023		137
Restructured consumer:
Home equity	400	396		46
Automobile loans	31	30		4
Credit card	74	74		12
Other consumer loans and leases	2	2		—

Total impaired loans and leases with a related allowance	$2,162	1,967		295

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$207	169		—
Commercial mortgage owner occupied loans	107	99		—
Commercial mortgage non-owner occupied loans	209	199		—
Commercial construction loans	109	67		—
Commercial leases	5	5		—
Restructured residential mortgage loans	326	275		—
Restructured consumer:
Home equity	40	39		—
Automobile loans	3	3		—

Total impaired loans and leases with no related allowance	1,006	856		—

Total impaired loans and leases	$3,168	2,823	(a)	295

(a)	Includes $431, $1,175 and $480, respectively, of commercial, residential mortgage and consumer TDRs on accrual status;$177, $123 and $64, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

The following table summarizes the Bancorp’s average impaired loans and leases and interest income by class:

	For the three months ended June 30, 2013		For the six months ended June 30, 2013
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$318	2	$329	4
Commercial mortgage owner occupied loans(a)	136	1	138	2
Commercial mortgage non-owner occupied loans	315	2	328	4
Commercial construction loans	114	1	112	2
Commercial leases	10	—	11	—
Restructured residential mortgage loans	1,308	13	1,307	26
Restructured consumer:
Home equity	434	5	437	11
Automobile loans	29	—	31	—
Credit card	68	1	71	2
Other consumer loans and leases	2	—	2	—

Total impaired loans and leases	$2,734	25	$2,766	51

(a)	Excludes five restructured nonaccrual loans, associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $30 and an immaterial amount of interest income recognized for the three and six months ended June 30, 2013.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the three months ended June 30, 2012		For the six months ended June 30, 2012
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$467	1	$481	2
Commercial mortgage owner occupied loans	164	1	152	2
Commercial mortgage non-owner occupied loans	361	2	341	4
Commercial construction loans	177	1	190	2
Commercial leases	10	—	11	—
Restructured residential mortgage loans	1,270	13	1,266	25
Restructured consumer:
Home equity	438	12	441	18
Automobile loans	39	1	40	1
Credit card	86	1	83	2

Total impaired loans and leases	$3,012	32	$3,005	56

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

($ in millions)	June 30, 2013	December 31, 2012
Commercial:
Commercial and industrial loans	$344	330
Commercial mortgage owner occupied loans(a)	124	125
Commercial mortgage non-owner occupied loans	104	157
Commercial construction loans	43	76
Commercial leases	8	9

Total commercial loans and leases	623	697

Residential mortgage loans	201	237
Consumer:
Home equity	46	53
Automobile loans	2	2
Credit card	37	39
Other consumer loans and leases	—	1

Total consumer loans and leases	85	95

Total nonperforming loans and leases(b) (c)	$909	1,029

OREO and other repossessed property(d)	241	257

(a)	Excludes $22 of restructured nonaccrual loans at June 30, 2013 associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(b)	Excludes $15 and $29 of nonaccrual loans held for sale at June 30, 2013 and December 31, 2012, respectively.
(c)	Includes $12 and $10 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at June 30, 2013 and December 31, 2012, respectively, and $1 of restructured nonaccrual government insured commercial loans at both June 30, 2013 and December 31, 2012.
(d)	Excludes $66 and $72 of OREO related to government insured loans at June 30, 2013 and December 31, 2012, respectively.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of loans may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 in the Bancorp’s Form 10-K for the year ended December 31, 2012 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the related impairment as the difference between the estimated future cash flows, discounted at the original effective yield of the loan, expected to be collected on the modified loan and the carrying value of the loan. The resulting measurement may result in the need for minimal or no valuation allowance because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the recorded investment of the loan. Conversely, the Bancorp often recognizes an impairment loss as an increase to the ALLL upon a modification that reduces the stated interest rate on a loan.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL. As of June 30, 2013 and December 31, 2012, the Bancorp had $30 million and $28 million in line of credit commitments, respectively, and $25 million for both periods in letter of credit commitments to lend additional funds to borrowers whose terms have been modified in a TDR.

The following table provides a summary of loans modified in a TDR by the Bancorp during the three months ended:

June 30, 2013 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	43	$112	(1)	—
Commercial mortgage owner occupied loans(c)	14	5	—	—
Commercial mortgage non-owner occupied loans	19	37	(3)	—
Commercial construction loans	1	1	—	—
Residential mortgage loans	420	68	8	—
Consumer:
Home equity	178	11	(1)	—
Automobile loans	133	3	1	—
Credit card	2,180	13	2	—

Total portfolio loans and leases	2,988	$250	6	—

June 30, 2012 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	11	$10	(6)	—
Commercial mortgage owner occupied loans	9	7	(1)	—
Commercial mortgage non-owner occupied loans	10	16	(6)	—
Commercial construction loans	—	—	(4)	—
Residential mortgage loans	557	91	8	—
Consumer:
Home equity	359	23	1	—
Automobile loans	222	4	1	—
Credit card	2,991	20	3	—

Total portfolio loans and leases	4,159	$171	(4)	—

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
(b)	Represents number of loans post-modification.
(c)	Excludes five loans modified in a TDR during the three months ended June 30, 2013 associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party. The TDR has a recorded investment of $29, ALLL increased $7 upon modification, and a charge-off of $2 was recognized upon modification.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of loans modified in a TDR by the Bancorp during the six months ended:

June 30, 2013 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	63	$121	—	1
Commercial mortgage owner-occupied loans(c)	24	9	(1)	—
Commercial mortgage nonowner-occupied loans	34	54	(5)	—
Commercial construction loans	2	7	(1)	—
Residential mortgage loans	814	129	16	—
Consumer:
Home equity	504	27	—	—
Automobile loans	248	9	1	—
Credit card	4,492	28	4	—

Total portfolio loans and leases	6,181	$384	14	1

June 30, 2012 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	41	$25	(9)	—
Commercial mortgage owner-occupied loans	36	15	(3)	—
Commercial mortgage nonowner-occupied loans	40	67	(5)	—
Commercial construction loans	11	36	(4)	—
Residential mortgage loans	1,037	169	15	—
Consumer:
Home equity	670	42	2	—
Automobile loans	561	9	2	—
Credit card	5,732	38	5	—

Total portfolio loans and leases	8,128	$401	3	—

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
(b)	Represents number of loans post-modification.
(c)	Excludes five loans modified in a TDR during the six months ended June 30, 2013 associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party. The TDR has a recorded investment of $29, ALLL increased $7 upon modification, and a charge-off of $2 was recognized upon modification.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of subsequent defaults of TDRs that occurred during the three months ended June 30, 2013 and 2012 and within 12 months of the restructuring date:

June 30, 2013 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	1	$—
Commercial mortgage owner occupied loans	4	1
Residential mortgage loans	55	8
Consumer:
Home equity	20	1
Credit card	411	2

Total portfolio loans and leases	491	$12

June 30, 2012 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial mortgage owner occupied loans	2	$1
Commercial mortgage non-owner occupied loans	1	—
Residential mortgage loans	62	14
Consumer:
Home equity	17	1
Automobile loans	9	—
Credit card	432	3

Total portfolio loans and leases	523	$19

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

The following table provides a summary of subsequent defaults that occurred during the six months ended June 30, 2013 and 2012 and within 12 months of the restructuring date:

June 30, 2013 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	2	$—
Commercial mortgage owner-occupied loans	4	1
Residential mortgage loans	226	37
Consumer:
Home equity	34	2
Automobile loans	3	—
Credit card	926	6

Total portfolio loans and leases	1,195	$46

June 30, 2012 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial mortgage owner-occupied loans	2	$1
Commercial mortgage nonowner-occupied loans	2	1
Commercial construction loans	2	3
Residential mortgage loans	126	25
Consumer:
Home equity	48	3
Automobile loans	21	—
Credit card	1,009	7

Total portfolio loans and leases	1,210	$40

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

7. Intangible Assets

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. Intangible assets, excluding servicing rights, have an estimated remaining weighted-average life at June 30, 2013 of 4.0 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For more information on servicing rights, see Note 9.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of June 30, 2013
Mortgage servicing rights	$2,975	(1,571)	(510)	894
Automobile servicing rights	6	(1)	—	5
Core deposit intangibles	154	(137)	—	17
Other	45	(39)	—	6

Total intangible assets	$3,180	(1,748)	(510)	922

As of December 31, 2012
Mortgage servicing rights	$2,825	(1,467)	(661)	697
Core deposit intangibles	180	(160)	—	20
Other	44	(37)	—	7

Total intangible assets	$3,049	(1,664)	(661)	724

As of June 30, 2013, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including mortgage servicing rights, for the three months ended June 30, 2013 and 2012 was $54 million and $44 million, respectively. For the six months ended June 30, 2013 and 2012, amortization expense was $110 million and $94 million, respectively.

Estimated amortization expense for the remainder of 2013 through 2017 is as follows:

($ in millions)	Servicing Rights	Other Intangible Assets	Total
Remainder of 2013	$136	4	140
2014	223	5	228
2015	179	2	181
2016	147	2	149
2017	122	2	124

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

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Bancorp’s Condensed Consolidated Balance Sheets as of:

June 30, 2013 ($ in millions)	CDC Investments
Assets:
Commercial mortgage loans	$50
ALLL	(13)
Other assets	1

Total assets	38

Noncontrolling interests	38

December 31, 2012 ($ in millions)	CDC Investments
Assets:
Commercial mortgage loans	$50
ALLL	(5)
Other assets	3

Total assets	48

Noncontrolling interests	48

CDC Investments

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor member’s investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Bancorp’s Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at June 30, 2013 and December 31, 2012 was $19 million and $18 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Bancorp’s Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

As of June 30, 2013 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,412	425	1,412
Private equity investments	195	—	302
Loans provided to VIEs	1,904	—	3,600
Automobile loan securitizations	5	—	5
Restructured loans	1	—	1

As of December 31, 2012 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,442	394	1,442
Private equity investments	189	—	310
Loans provided to VIEs	1,622	—	2,465
Restructured loans	2	—	2

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

The Bancorp is exposed to losses arising from negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the above tables. Also, as of June 30, 2013 and December 31, 2012, the unfunded commitment amounts to the funds were $107 million and $121 million, respectively. The Bancorp made capital contributions of $11 million and $13 million, respectively, to private equity funds during the three months ended June 30, 2013 and 2012. The Bancorp made capital contributions of $14 million and $24 million, respectively, to private equity funds during the six months ended June 30, 2013 and 2012.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Also, as of June 30, 2013 and December 31, 2012 the Bancorp’s unfunded commitments to these entities were $1.7 billion and $843 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Restructured Loans

As part of loan restructuring efforts, the Bancorp received equity capital from certain borrowers to facilitate the restructuring of the borrower’s debt. These borrowers meet the definition of a VIE because the Bancorp was involved in their refinancing and because their equity capital is insufficient to fund ongoing operations. These restructurings were intended to provide the VIEs with serviceable debt levels while providing the Bancorp an opportunity to maximize the recovery of the loans. The VIEs finance their operations from earned income, capital contributions, and through restructured debt agreements. Assets of the VIEs are used to settle their specific obligations, including loan payments due to the Bancorp. The Bancorp continues to maintain its relationship with these VIEs as a lender and minority shareholder; however, it is not involved in management decisions and does not have sufficient voting rights to control the membership of the respective boards. Therefore, the Bancorp accounts for its equity investments in these VIEs under the equity method or cost method based on its percentage of ownership and ability to exercise significant influence.

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the equity investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. Due to the VIEs’ short-term cash deficit projections at the restructuring dates, the Bancorp determined that the initial fair value of its equity investments in these VIEs was zero. As of June 30, 2013 and December 31, 2012, the Bancorp’s carrying value of these equity investments was immaterial to the Bancorp’s Condensed Consolidated Balance Sheets. Additionally, the Bancorp had outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, which are included in the above tables for all periods presented. The Bancorp had no unfunded loan commitments to these VIEs as of June 30, 2013 and December 31, 2012. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during the three and six months ended June 30, 2013 and 2012. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2013	2012	2013	2012
Residential mortgage loan sales	$7,122	4,709	$14,010	11,648
Origination fees and gains on loan sales	150	183	319	357
Servicing fees	62	63	124	124

Servicing Assets

The following table presents changes in the servicing assets related to residential mortgage and automobile loans for the six months ended June 30:

($ in millions)	2013	2012
Carrying amount before valuation allowance as of the beginning of the period	$1,358	1,239
Servicing rights that result from the transfer of residential mortgage loans	150	190
Servicing rights that result from the transfer of automobile loans	6	—
Amortization	(105)	(86)

Carrying amount before valuation allowance	1,409	1,343

Valuation allowance for servicing assets:
Beginning balance	(661)	(558)
Recovery of (provision for) MSR impairment	151	(49)

Ending balance	(510)	(607)

Carrying amount as of the end of the period	$899	736

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

The following table displays the beginning and ending fair value of the servicing assets for the six months ended June 30:

($ in millions)	2013	2012
Fixed rate residential mortgage loans:
Beginning balance	$664	649
Ending balance	855	702
Adjustable rate residential mortgage loans:
Beginning balance	33	32
Ending balance	39	34
Fixed rate automobile loans:
Beginning balance	—	—
Ending balance	5	—

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Condensed Consolidated Statements of Income:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2013	2012	2013	2012
Securities gains, net - non-qualifying hedges on MSRs	$6	—	8	—
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	(30)	38	(37)	42
Recovery of (provision for) MSR impairment (Mortgage banking net revenue)	102	(60)	151	(49)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2013 and 2012, the key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended:

		June 30, 2013				June 30, 2012
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate
Residential mortgage loans:
Servicing assets	Fixed	7.4	8.9%	10.3%	N/A	6.9	9.1%	10.4%	N/A
Servicing assets	Adjustable	3.7	22.5	11.5	N/A	3.7	22.2	11.4	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At June 30, 2013 and December 31, 2012, the Bancorp serviced $67.2 billion and $62.5 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At June 30, 2013, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed Assumption				Residual Servicing Cash Flows
		Fair	Weighted- Average Life (in		Impact of Adverse Change on Fair Value			Discount	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value	years)	Rate	10%	20%	50%	Rate	10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$855	6.3	11.8%	$(36)	(70)	(159)	10.4%	$(33)	(64)
Servicing assets	Adjustable	39	3.2	25.9	(2)	(3)	(7)	11.6	(1)	(2)

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on these variations in the assumptions typically cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The Bancorp believes variations of these levels are reasonably possible; however, there is the potential that adverse changes in key assumptions could be even greater. Also, in the previous table, the effect of a variation in a particular assumption on the fair value of the interests that continue to be held by the Bancorp is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract these sensitivities.

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

The Bancorp’s derivative assets contain certain contracts in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of June 30, 2013 and December 31, 2012, the balance of collateral held by the Bancorp for derivative assets was $643 million and $927 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of June 30, 2013 and December 31, 2012 was $15 million and $18 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of June 30, 2013 and December 31, 2012, the balance of collateral posted by the Bancorp for derivative liabilities was $598 million and $785 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of June 30, 2013, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
	Notional	Derivative	Derivative
June 30, 2013 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$3,205	381	17

Total fair value hedges		381	17

Cash flow hedges:
Interest rate swaps related to C&I loans	1,000	45	—

Total cash flow hedges		45	—

Total derivatives designated as qualifying hedging instruments		426	17

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes
Interest rate contracts related to MSRs	3,017	138	10
Forward contracts related to held for sale mortgage loans	7,298	185	26
Stock warrants associated with Vantiv Holding, LLC	562	287	—
Swap associated with the sale of Visa, Inc. Class B shares	777	—	37

Total free-standing derivatives - risk management and other business purposes		610	73

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	29,119	420	432
Interest rate lock commitments	3,326	7	35
Commodity contracts	3,583	98	99
Foreign exchange contracts	19,789	257	215

Total free-standing derivatives - customer accommodation		782	781

Total derivatives not designated as qualifying hedging instruments		1,392	854

Total		$1,818	871

		Fair Value
	Notional	Derivative	Derivative
December 31, 2012 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$2,880	558	—

Total fair value hedges		558	—

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	22	—
Interest rate swaps related to C&I loans	1,000	60	—
Interest rate caps related to long-term debt	500	—	—
Interest rate swaps related to long-term debt	250	—	1

Total cash flow hedges		82	1

Total derivatives designated as qualifying hedging instruments		640	1

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes
Interest rate contracts related to MSRs	10,177	219	—
Forward contracts related to held for sale mortgage loans	5,322	2	14
Stock warrants associated with Vantiv Holding, LLC	416	177	—
Swap associated with the sale of Visa, Inc. Class B shares	644	—	33

Total free-standing derivatives - risk management and other business purposes		398	47

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	27,354	586	602
Interest rate lock commitments	4,894	60	—
Commodity contracts	3,084	87	82
Foreign exchange contracts	17,297	201	183
Derivative instruments related to equity linked CDs	5	—	—

Total free-standing derivatives - customer accommodation		934	867

Total derivatives not designated as qualifying hedging instruments		1,332	914

Total		$1,972	915

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of June 30, 2013 and December 31, 2012, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months		For the six months
		ended June 30,		ended June 30,
($ in millions)		2013	2012	2013	2012
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(127)	78	(194)	(22)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	125	(78)	191	14

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure for which the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of June 30, 2013, all hedges designated as cash flow hedges are assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of June 30, 2013, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 32 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income while reclassified gains and losses on interest rate contracts related to long-term debt are recorded within interest expense in the Condensed Consolidated Statements of Income. As of June 30, 2013 and December 31, 2012, $29 million and $50 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. As of June 30, 2013, approximately $12 million of net deferred gains, net of tax, recorded in accumulated other comprehensive income is expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2013.

During the three months ended June 30, 2013 and 2012, there were no gains or losses reclassified from accumulated other comprehensive income into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur.

The following table presents the net gains (losses) recorded in the Condensed Consolidated Statements of Income and accumulated other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2013	2012	2013	2012
Amount of net (loss) gain recognized in OCI	$(2)	16	(1)	25
Amount of net gain reclassified from OCI into net income	10	21	31	41

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

In conjunction with the sale of the Bancorp’s 51% interest in Vantiv Holding, LLC, the Bancorp received warrants and issued put options, which are accounted for as free-standing derivatives. The put options expired as a result of the Vantiv, Inc. initial public offering in March of 2012. Refer to Note 20 for further discussion of significant inputs and assumptions used in the valuation of the warrants.

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months		For the six months
		ended June 30,		ended June 30,
($ in millions)		2013	2012	2013	2012
Interest rate contracts:
Forward contracts related to mortgage loans held for sale	Mortgage banking net revenue	$174	(39)	171	17
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	(30)	38	(37)	42
Interest rate swaps related to long-term debt	Other noninterest income	—	1	—	2
Foreign exchange contracts:
Foreign exchange contracts for trading purposes	Other noninterest income	3	—	5	—
Equity contracts:
Stock warrants associated with Vantiv Holding, LLC	Other noninterest income	76	56	110	102
Put options associated with sale of the processing business	Other noninterest income	—	—	—	1
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(5)	(11)	(12)	(29)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of June 30, 2013 and December 31, 2012, the total notional amount of the risk participation agreements was $1.1 billion and $1.0 billion, respectively, and the fair value was a liability of $2 million at June 30, 2013 and December 31, 2012, which is included in interest rate contracts for customers. As of June 30, 2013, the risk participation agreements had an average life of 3.6 years.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table:

As of ($ in millions)	June 30, 2013	December 31, 2012
Pass	$1,063	993
Special mention	—	—
Substandard	16	13
Doubtful	—	—

Total	$1,079	1,006

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2013	2012	2013	2012
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$9	8	14	14
Interest rate contracts for customers (credit losses)	Other noninterest expense	(2)	—	(3)	—
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	3	—	4	3
Interest rate lock commitments	Mortgage banking net revenue	(58)	125	(2)	175
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	2	3	4	5
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	1	(1)	—
Foreign exchange contracts:
Foreign exchange contracts - customers (contract revenue)	Corporate banking revenue	20	19	38	34
Foreign exchange contracts - customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	(1)	(1)	1

11. Offsetting Derivative Financial Instruments

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

Collateral amounts included in the table below consist primarily of cash and highly-rated government-backed securities.

	Amount Recognized in the Condensed Consolidated Balance Sheet(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
June 30, 2013 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,524	(356)	(553)	$615

Total assets	1,524	(356)	(553)	615
Liabilities
Derivatives	836	(356)	(321)	159

Total liabilities	$836	(356)	(321)	$159

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Amount Recognized in the Condensed Consolidated Balance Sheet(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
December 31, 2012 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,735	(291)	(794)	$650

Total assets	1,735	(291)	(794)	650
Liabilities
Derivatives	915	(291)	(505)	119

Total liabilities	$915	(291)	(505)	$119

(a)	Amount does not include stock warrants associated with Vantiv Holding, LLC and interest rate lock commitments because these instruments are not subject to master netting or similar arrangement.
(b)	Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

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

Following the sale of a portion of the Bancorp’s shares of Class A Vantiv, Inc. common stock, the Bancorp entered into an accelerated share repurchase transaction on December 14, 2012 with a counterparty pursuant to which the Bancorp purchased 6,267,410 shares or approximately $100 million of its outstanding common stock on December 19, 2012. The Bancorp repurchased the shares of its common stock as part of its previously announced 100 million share repurchase program. At settlement of the forward contract on February 27, 2013, the Bancorp received an additional 127,760 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

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

On May 21, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 25,035,519 shares, or approximately $539 million, of its outstanding common stock on May 24, 2013. The Bancorp repurchased the shares of its common stock as part of its 100 million share repurchase program previously announced on March 19, 2013. The Bancorp expects the settlement of the transaction to occur on or before October 21, 2013.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Preferred Stock Offering and Conversion

On May 13, 2013, the Bancorp issued in a registered public offering 600,000 depositary shares, representing 24,000 shares of 5.10% fixed-to-floating rate non-cumulative Series H perpetual preferred stock, for net proceeds of $593 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends, on a non-cumulative, semi-annual basis, at an annual rate of 5.10% through but excluding June 30, 2023, at which time it converts to a quarterly floating rate dividend of three-month LIBOR plus 3.033%. Subject to any required regulatory approval, the Bancorp may redeem the Series H preferred shares at its option in whole or in part, at any time on or after June 30, 2023 and following a regulatory capital event at any time prior to June 30, 2023. The Series H preferred shares are not convertible into Bancorp common shares or any other securities. Under the 2013 CCAR, the Bancorp has $450 million of remaining preferred stock available for issuance as of June 30, 2013.

On June 11, 2013, the Bancorp’s Board of Directors authorized the conversion into common stock, no par value, of all outstanding shares of the Bancorp’s 8.50% non-cumulative convertible perpetual preferred stock, Series G, which shares are represented by depositary shares each representing 1/250th of a share of Series G preferred stock, pursuant to the Amended Articles of Incorporation. The Articles grant the Bancorp the right, at its option, to convert all outstanding shares of Series G preferred stock if the closing price of common stock exceeded 130% of the applicable conversion price for 20 trading days within any period of 30 consecutive trading days. The closing price of shares of common stock satisfied such threshold for the 30 trading days ended June 10, 2013, and the Bancorp gave the required notice of its exercise of its conversion right. On July 1, 2013, the Bancorp converted all remaining outstanding shares of Series G preferred stock. For further information on the conversion, see Note 22.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

	June 30,	December 31,
($ in millions)	2013	2012
Commitments to extend credit	$56,151	53,403
Forward contracts to sell mortgage loans	7,298	5,322
Letters of credit	4,043	4,281
Noncancelable lease obligations	758	769
Capital commitments for private equity investments	107	121
Purchase obligations	77	87
Capital expenditures	33	29
Capital lease obligations	22	24

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2013 and December 31, 2012, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $166 million and $179 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table:

	June 30,	December 31,
($ in millions)	2013	2012
Pass	$55,539	52,812
Special mention	311	370
Substandard	301	221

Total	$56,151	53,403

Forward contracts to sell mortgage loans

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts are included in the summary of significant commitments table above for all periods presented.

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and as summarized in the following table expire as of:

June 30,
($ in millions)	2013
Less than 1 year(a)	$1,703
1 - 5 years(a)	2,291
Over 5 years	49

Total	$4,043

(a)	Includes $65 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 98% of total letters of credit at June 30, 2013 compared to 99% at December 31, 2012 and are considered guarantees in accordance with U.S. GAAP. Approximately 48% and 49% of the total standby letters of credit were fully secured as of June 30, 2013 and December 31, 2012, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $2 million at June 30, 2013 and $4 million at December 31, 2012. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table:

	June 30,	December 31,
($ in millions)	2013	2012
Pass	$3,531	3,902
Special mention	209	129
Substandard	279	223
Doubtful	24	27

Total	$4,043	4,281

At June 30, 2013 and December 31, 2012, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of June 30, 2013 and December 31, 2012, total VRDNs were $2.4 billion and $2.8 billion of which FTS acted as the remarketing agent to issuers on $2.1 billion and $2.5 billion, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, on $1.8 billion and $2.0 billion to the VRDNs remarketed by FTS, in addition to $302 million and $345 million in VRDNs remarketed by third parties at June 30, 2013 and December 31, 2012, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $42 million at June 30, 2013 and $58 million at December 31, 2012. As of June 30, 2013 and December 31, 2012, the Bancorp maintained a reserve of $15 million and $18 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. During 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp maintained reserves related to these loans sold with representation and warranty provisions, which were included in other liabilities on the Condensed Consolidated Balance Sheets, totaling $117 million and $110 million as of June 30, 2013 and December 31, 2012, respectively.

The Bancorp uses the best information available to it in estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts accrued as of June 30, 2013, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $78 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions discussed above to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possibly losses, depending on the outcome of various factors, including those noted above.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2013	2012	2013	2012
Balance, beginning of period	$112	55	110	55
Net additions to the reserve	18	15	37	29
Losses charged against the reserve	(13)	(13)	(30)	(27)

Balance, end of period	$117	57	117	57

The following table provides a rollforward of unresolved demands by claimant type for the six months ended June 30, 2013:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	294	$48	124	$19
New demands	954	129	153	2
Loan paydowns/payoffs	(7)	(2)	(7)	(1)
Resolved demands	(907)	(128)	(233)	(14)

Balance, end of period	334	$47	37	$6

The following table provides a rollforward of unresolved demands by claimant type for the six months ended June 30, 2012:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	328	$47	109	$19
New demands	1,546	207	119	3
Loan paydowns/payoffs	(22)	(3)	—	—
Resolved demands	(1,385)	(172)	(111)	(4)

Balance, end of period	467	$79	117	$18

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $586 million and $662 million at June 30, 2013 and December 31, 2012, respectively, and the delinquency rates were 4.7% and 5.9% at June 30, 2013 and December 31, 2012, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $21 million and $20 million at June 30, 2013 and December 31, 2012, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $11 million and $17 million at June 30, 2013 and December 31, 2012, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $812 million at June 30, 2013.

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

As of the date of the Bancorp’s sale of Visa Class B shares and through June 30, 2013, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap with an initial fair value of $55 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax) recognized by the Bancorp for the year ended December 31, 2009. In the second and fourth quarters of 2010, Visa funded an additional $500 million and $800 million, respectively, into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make cash payments of $20 million and $35 million, respectively, (each of which reduced the swap liability) to the swap counterparty. In the second quarter of 2011, Visa funded an additional $400 million in to the litigation escrow account. Upon Visa’s funding of the litigation escrow account in the second quarter of 2011, along with additional terms of the total return swap, the Bancorp made a $19 million cash payment (which reduced the swap liability) to the swap counterparty. During the fourth quarter of 2011, Visa announced it decided to fund an additional $1.565 billion into the litigation escrow account which increased the swap liability approximately $54 million. Upon Visa’s funding of the litigation escrow account in the first quarter of 2012, along with additional terms of the total return swap, the Bancorp made a $75 million cash payment (which reduced the swap liability) to the swap counterparty. On July 24, 2012, Visa funded an additional $150 million into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $6 million cash payment (which reduced the swap liability) to the swap counterparty during the quarter ended September 30, 2012. The fair value of the swap liability was $37 million and $33 million at June 30, 2013 and December 31, 2012, respectively. Refer to Note 15 for further information.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

15. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 14 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. On October 19, 2012, the parties to the litigation entered into a settlement agreement. The court entered a Class Settlement Preliminary Approval Order on November 27, 2012. Pursuant to the terms of the settlement agreement, the Bancorp paid $46 million into a class settlement escrow account. Previously, the Bancorp paid an additional $4 million in another settlement escrow in connection with the settlement of claims from plaintiffs not included in the class action. More than 7,900 class members requested exclusion from the class settlement. Pursuant to the terms of the settlement agreement, 25% of the funds paid into the class settlement escrow account will be returned to the control of defendants through Class Exclusion Takedown Payments. A number of the class members who requested exclusion have filed separate lawsuits against Visa, MasterCard and certain other defendants alleging similar claims of antitrust violations. These lawsuits have been tentatively transferred to the U.S. District Court for the Eastern District of New York. Fifth Third is not a named defendant in these lawsuits, but may have obligations pursuant to indemnification and/or the judgment or loss sharing agreements noted above. Refer to Note 14 for further information.

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

For the year ended December 31, 2008, five putative securities class action complaints were filed against the Bancorp and its Chief Executive Officer, among other parties. The five cases have been consolidated under the caption Local 295/Local 851 IBT Employer Group Pension Trust and Welfare Fund v. Fifth Third Bancorp. et al., Case No. 1:08CV00421, and are currently pending in the United States District Court for the Southern District of Ohio. On December 18, 2012, the Bancorp entered into a settlement agreement to resolve these cases. The settlement is subject to court approval, which process is ongoing. Under the terms of the settlement, the Bancorp and its insurer will pay a total of $16 million to a fund to settle all the claims of the class members. In the settlement the Bancorp has denied any liability and has agreed to the settlement in order to avoid potential future litigation costs and uncertainty. The Bancorp does not consider the impact of the settlement to be material to its financial condition or results of operations. In addition to the foregoing, two cases were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain officers alleging violations of ERISA based on allegations similar to those set forth in the securities class action cases filed during the same period of time. The two cases alleging violations of ERISA were dismissed by the trial court, but the Sixth Circuit Court of Appeals recently reversed the trial court decision. The Bancorp petitioned the Supreme Court to review and reverse the Sixth Circuit decision and sought a stay of proceedings in the trial court pending appeal. On March 25, 2013, the Supreme Court issued an order directing the Solicitor General to file a brief stating the view of the United States on the issues raised in the Fifth Third’s petition. The motion to stay remains pending. The impact of the final disposition of the ERISA lawsuits cannot be assessed at this time.

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

The Bancorp is party to numerous claims and lawsuits concerning matters arising from the conduct of its business activities. The outcome of litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. A reserve for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such reserve is adjusted from time to time thereafter as appropriate to reflect changes in

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts reserved. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal proceedings including the matters discussed above in an aggregate amount up to approximately $88 million in excess of amounts reserved, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

16. Related Party Transactions

The Bancorp’s ownership position in Vantiv Holding, LLC was reduced in the second quarter of 2013 when the Bancorp sold an approximate five percent interest and recognized a $242 million gain. The Bancorp’s remaining approximate 28% ownership in Vantiv Holding, LLC was accounted for as an equity method investment in the Bancorp’s Condensed Consolidated Financial Statements and had a carrying value of $448 million as of June 30, 2013.

As of June 30, 2013, the Bancorp continued to hold approximately 53.8 million Class B units of Vantiv Holding, LLC and a warrant to purchase approximately 20.4 million Class C non-voting units of Vantiv Holding, LLC, both of which may be exchanged for Class A Common Stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc.’s option for cash. In addition, the Bancorp holds approximately 53.8 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions.

Subsequent to June 30, 2013, the Bancorp sold additional shares of Vantiv, Inc. For additional information, see Note 22.

17. Income Taxes

The Bancorp’s provision for income taxes was $250 million and $180 million for the three months ended June 30, 2013 and 2012, respectively. The provision for income taxes was $429 million and $352 million for the six months ended June 30, 2013 and 2012, respectively. The effective tax rates for the three months ended June 30, 2013 and 2012 were 29.7% and 31.8%, respectively. The effective tax rates for the six months ended June 30, 2013 and 2012 were 30.0% and 30.2%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2013 from the three months ended June 30, 2012 was primarily due to a non-cash charge recognized during the second quarter of 2012 related to previously recognized tax benefits associated with stock-based awards that were not realized. The Bancorp recognized a similar non-cash charge during the first quarter of 2013.

The Bancorp’s unrecognized tax benefits decreased from $17 million at March 31, 2013 to $6 million at June 30, 2013 as a result of settling certain outstanding tax disputes during the second quarter of 2013. While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

18. Accumulated Other Comprehensive Income

The activity of the components of other comprehensive income and accumulated other comprehensive income for the six months ended June 30, 2013 and 2012 was as follows:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2013
Unrealized holding losses on available-for-sale securities arising during period	$(380)	133	(247)
Reclassification adjustment for net losses included in net income	58	(20)	38

Net unrealized gains on available-for-sale securities	(322)	113	(209)	412	(209)	203
Unrealized holding losses on cash flow hedge derivatives arising during period	(1)	—	(1)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(31)	11	(20)

Net unrealized gains on cash flow hedge derivatives	(32)	11	(21)	50	(21)	29
Defined benefit plans:
Net actuarial loss	6	(2)	4

Defined benefit plans, net	6	(2)	4	(87)	4	(83)

Total	$(348)	122	(226)	375	(226)	149

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
2012
Unrealized holding losses on available-for-sale securities arising during period	$(4)	1	(3)
Reclassification adjustment for net gains included in net income	(10)	4	(6)

Net unrealized gains on available-for-sale securities	(14)	5	(9)	485	(9)	476
Unrealized holding gains on cash flow hedge derivatives arising during period	25	(9)	16
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(41)	14	(27)

Net unrealized gains on cash flow hedge derivatives	(16)	5	(11)	80	(11)	69
Defined benefit plans:
Net actuarial loss	7	(3)	4

Defined benefit plans, net	7	(3)	4	(95)	4	(91)

Total	$(23)	7	(16)	470	(16)	454

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2013:

Components of AOCI: ($ in millions)	Amount Reclassified from AOCI(b)	Affected Line Item in the Condensed Consolidated Statements of Income
Net unrealized gains on available-for-sale securities
Net losses included in net income	$(58)	Securities gains, net

	(58)	Income before income taxes
	20	Applicable income tax expense

	(38)	Net income

Net unrealized gains on cash flow hedge derivatives
Interest rate contracts related to C&I loans	32	Interest and fees on loans and leases
Interest rate contracts related to long-term debt	(1)	Interest on long-term debt

	31	Income before income taxes
	(11)	Applicable income tax expense

	20	Net income

Amortization of defined benefit pension items
Net actuarial loss	(6)	(a)

	(6)	Income before income taxes
	2	Applicable income tax expense

	(4)	Net income

Total reclassifications for the period	$(22)	Net income

(a)	This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 20 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012 for information on the computation of net periodic benefit cost.
(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

19. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	2013			2012
For the three months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$591			385
Dividends on preferred stock	9			9

Net income available to common shareholders	582			376
Less: Income allocated to participating securities	4			3

Net income allocated to common shareholders	$578	859	0.67	373	914	0.41

Earnings per diluted share:
Net income available to common shareholders	$582			376
Effect of dilutive securities:
Stock-based awards	—	6	—	—	5	—
Series G convertible preferred stock	9	36	(0.02)	9	36	(0.01)

Net income available to common shareholders plus assumed conversions	591			385
Less: Income allocated to participating securities	4			3

Net income allocated to common shareholders plus assumed conversions	$587	901	0.65	382	955	0.40

	2013			2012
For the six months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$1,013			815
Dividends on preferred stock	18			18

Net income available to common shareholders	995			797
Less: Income allocated to participating securities	7			5

Net income allocated to common shareholders	$988	865	1.14	792	914	0.87

Earnings per diluted share:
Net income available to common shareholders	$995			797
Effect of dilutive securities:
Stock-based awards	—	6	—	—	6	—
Series G convertible preferred stock	18	36	(0.03)	18	36	(0.02)

Net income available to common shareholders plus assumed conversions	1,013			815
Less: Income allocated to participating securities	7			5

Net income allocated to common shareholders plus assumed conversions	$1,006	907	1.11	810	956	0.85

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three and six months ended June 30, 2013 excludes 25 million and 26 million, respectively, of stock appreciation rights and an immaterial amount of stock options for the three months ended June 30, 2013 and 2 million of stock options for the six months ended June 30, 2013. The diluted earnings per share computation for the three and six months ended June 30, 2012 excludes 39 million and 34 million, respectively, of stock appreciation rights, 5 million and 6 million, respectively, of stock options and 3 million and 2 million shares, respectively, of unvested restricted stock that had not yet been exercised.

The diluted earnings per share computation for the three and six months ended June 30, 2013 excludes the impact of the forward contract related to the May 21, 2013 share repurchase agreement. Based upon the average daily volume-weighted average price of the Bancorp’s common stock during the second quarter of 2013, the counterparty to the transaction would have been required to deliver approximately 5 million shares as of June 30, 2013, and thus the impact of the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

20. Fair Value Measurements

The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For more information regarding the fair value hierarchy, see Note 1 in the Bancorp’s Form 10-K for the year ended December 31, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using
June 30, 2013 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and government agencies	$26	—	—	26
U.S. Government sponsored agencies	—	1,758	—	1,758
Obligations of states and political subdivisions	—	205	—	205
Agency mortgage-backed securities	—	9,663	—	9,663
Other bonds, notes and debentures	—	3,548	—	3,548
Other securities(a)	86	56	—	142

Available-for-sale securities(a)	112	15,230	—	15,342
Trading securities:
U.S. Government sponsored agencies	—	18	—	18
Obligations of states and political subdivisions	—	10	1	11
Agency mortgage-backed securities	—	7	—	7
Other bonds, notes and debentures	—	11	—	11
Other securities	172	—	—	172

Trading securities	172	46	1	219
Residential mortgage loans held for sale	—	2,113	—	2,113
Residential mortgage loans(b)	—	—	83	83
Derivative assets:
Interest rate contracts	185	984	7	1,176
Foreign exchange contracts	—	257	—	257
Equity contracts	—	—	287	287
Commodity contracts	8	90	—	98

Derivative assets	193	1,331	294	1,818

Total assets	$477	18,720	378	19,575

Liabilities:
Derivative liabilities:
Interest rate contracts	$26	457	37	520
Foreign exchange contracts	—	215	—	215
Equity contracts	—	—	37	37
Commodity contracts	18	81	—	99

Derivative liabilities	44	753	74	871
Short positions	18	3	—	21

Total liabilities	$62	756	74	892

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
December 31, 2012 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$41	—	—	41
U.S. Government sponsored agencies	—	1,911	—	1,911
Obligations of states and political subdivisions	—	212	—	212
Agency mortgage-backed securities	—	8,730	—	8,730
Other bonds, notes and debentures	—	3,277	—	3,277
Other securities(a)	79	113	—	192

Available-for-sale securities(a)	120	14,243	—	14,363
Trading securities:
U.S. Treasury and Government agencies	1	—	—	1
U.S. Government sponsored agencies	—	6	—	6
Obligations of states and political subdivisions	—	16	1	17
Agency mortgage-backed securities	—	7	—	7
Other bonds, notes and debentures	—	15	—	15
Other securities	161	—	—	161

Trading securities	162	44	1	207
Residential mortgage loans held for sale	—	2,856	—	2,856
Residential mortgage loans(b)	—	—	76	76
Derivative assets:
Interest rate contracts	2	1,445	60	1,507
Foreign exchange contracts	—	201	—	201
Equity contracts	—	—	177	177
Commodity contracts	—	87	—	87

Derivative assets	2	1,733	237	1,972

Total assets	$284	18,876	314	19,474

Liabilities:
Derivative liabilities:
Interest rate contracts	$14	600	3	617
Foreign exchange contracts	—	183	—	183
Equity contracts	—	—	33	33
Commodity contracts	—	82	—	82

Derivative liabilities	14	865	36	915
Short positions	8	2	—	10

Total liabilities	$22	867	36	925

(a)	Excludes FHLB and FRB restricted stock totaling $497 and $348, respectively, at June 30, 2013 and $497 and $347, respectively, at December 31, 2012.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the three and six months ended June 30, 2013 and for the year ended December 31, 2012, no assets or liabilities were transferred between Level 1 and Level 2.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At June 30, 2013 and December 31, 2012, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of warrants associated with the sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

For the warrants, an increase in the expected term (years) and the expected volatility assumptions would result in an increase in the fair value; correspondingly, a decrease in these assumptions would result in a decrease in the fair value. The Accounting and Treasury Departments, both of which report to the Bancorp’s Chief Financial Officer, determined the valuation methodology for the warrants. Accounting and Treasury review changes in fair value on a quarterly basis for reasonableness based on changes in historical and implied volatilities, expected terms, probability weightings of the related scenarios, and other assumptions.

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

The net fair value liability of the interest rate lock commitments at June 30, 2013 was $28 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in changes in the fair value of the interest rate lock commitments of approximately $31 million and $59 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in changes in the fair value of the interest rate lock commitments of approximately $32 million and $64 million, respectively. The change in fair value of interest rate lock commitments due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $3 million and $6 million, respectively, and the change in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

be approximately $3 million and $6 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2013 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	81	48	174	304
Total gains or losses (realized/unrealized):
Included in earnings	—	(2)	(57)	71	12
Settlements	—	(4)	(21)	5	(20)
Transfers into Level 3(b)	—	8	—	—	8

Ending balance	$1	83	(30)	250	304

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2013(c)	$—	(2)	(27)	71	42

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2012 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	67	17	135	220
Total gains or losses (realized/unrealized):
Included in earnings	—	—	125	45	170
Settlements	—	(3)	(88)	4	(87)
Transfers into Level 3(b)	—	12	—	—	12

Ending balance	$1	76	54	184	315

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2012(c)	$—	—	54	45	99

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2013 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	76	57	144	278
Total gains or losses (realized/unrealized):
Included in earnings	—	(1)	(1)	98	96
Settlements	—	(7)	(86)	8	(85)
Transfers into Level 3(b)	—	15	—	—	15

Ending balance	$1	83	(30)	250	304

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2013(c)	$—	(1)	23	98	120

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2012 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	65	32	32	$130
Total gains or losses (realized/unrealized):
Included in earnings	—	—	175	74	249
Settlements	—	(6)	(153)	78	(81)
Transfers into Level 3(b)	—	17	—	—	17

Ending balance	$1	76	54	184	$315

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2012(c)	$—	—	71	74	$145

(a)	Net interest rate derivatives include derivative assets and liabilities of $7 and $37, respectively, as of June 30, 2013 and $55 and $1, respectively, as of June 30, 2012. Net equity derivatives include derivative assets and liabilities of $287 and $37, respectively, as of June 30, 2013, and $214 and $30, respectively, as of June 30, 2012.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment
(c)	Includes interest income and expense.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2013	2012	2013	2012
Mortgage banking net revenue	$(59)	125	(2)	175
Other noninterest income	71	45	98	74

Total gains	$12	170	96	249

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at June 30, 2013 and 2012 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2013	2012	2013	2012
Mortgage banking net revenue	$(29)	54	22	71
Other noninterest income	71	45	98	74

Total gains	$42	99	120	145

The following tables present information as of June 30, 2013 and 2012 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a recurring basis:

As of June 30, 2013 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$83	Loss rate model	Interest rate risk factor Credit risk factor	(22.1) - 45.6% 0 - 67.0%	3.8% 3.3%

IRLCs, net	(28)	Discounted cash flow	Loan closing rates	9.9 - 95.0%	63.0%

Stock warrants associated with Vantiv Holding, LLC	287	Black-Scholes option valuation model	Expected term (years) Expected volatility(a) Expected dividend rate	2.00 - 16.0 23.8 - 34.7% —	5.1 28.9% —

Swap associated with the sale of Visa, Inc. Class B shares	(37)	Discounted cash flow	Timing of the resolution of the Covered Litigation	3/31/2014 - 3/31/2017	NM

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2012 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$76	Loss rate model	Interest rate risk factor Credit risk factor	(90.8) - 16.5% 2.2 - 68.4%	5.5% 4.4%

IRLCs, net	54	Discounted cash flow	Loan closing rates	9.9 - 86.9%	54.0%

Stock warrants associated with Vantiv Holding, LLC	213	Black-Scholes option valuation model	Expected term (years) Expected volatility(a) Expected dividend rate	1.75 - 17.0 29.0 - 41.2% —	4.8 35.4% —

Swap associated with the sale of Visa, Inc. Class B shares	(29)	Discounted cash flow	Timing of the resolution of the Covered Litigation	6/30/13 - 6/30/15	NM

(a)	Based on historical and implied volatilities of comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent those assets that were subject to fair value adjustments during the quarters ended June 30, 2013 and 2012 and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains	Total (Losses) Gains
As of June 30, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Commercial loans held for sale(a)	$—	—	2	2	(1)	(5)
Commercial and industrial loans	—	—	83	83	(25)	(31)
Commercial mortgage loans	—	—	35	35	(8)	(25)
Commercial construction loans	—	—	8	8	(2)	(2)
MSRs	—	—	894	894	102	151
OREO property	—	—	112	112	(7)	(29)

Total	$—	—	1,134	1,134	59	59

	Fair Value Measurements Using				Total Losses	Total Losses
As of June 30, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2012	For the six months ended June 30, 2012
Commercial loans held for sale(a)	$—	—	8	8	(5)	(6)
Commercial and industrial loans	—	—	77	77	(25)	(56)
Commercial mortgage loans	—	—	95	95	(16)	(29)
Commercial construction loans	—	—	26	26	(5)	(16)
MSRs	—	—	736	736	(60)	(49)
OREO property	—	—	134	134	(22)	(45)

Total	$—	—	1,076	1,076	(133)	(201)

(a)	Includes commercial nonaccrual loans held for sale.

The following tables present information as of June 30, 2013 and 2012 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of June 30, 2013 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$2	Appraised value	Appraised value Cost to sell	NM NM	NM 10.0%

Commercial and industrial loans	83	Appraised value	Default rates Collateral value	100% NM	NM NM

Commercial mortgage loans	35	Appraised value	Default rates Collateral value	100% NM	NM NM

Commercial construction loans	8	Appraised value	Default rates Collateral value	100% NM	NM NM

Mortgage servicing rights	894	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 11.8% (Adjustable) 25.9%
			Discount rates	9.4 - 18.0%	(Fixed) 10.4% (Adjustable) 11.6%

OREO property	112	Appraised value	Appraised value	NM	NM

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2012 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$8	Discounted cash flow	Appraised value Cost to sell	NM NM	NM 10.0%

Commercial and industrial loans	77	Discounted cash flow	Default rates Collateral value	100% NM	NM NM

Commercial mortgage loans	95	Discounted cash flow	Default rates Collateral value	100% NM	NM NM

Commercial construction loans	26	Discounted cash flow	Default rates Collateral value	100% NM	NM NM

Mortgage servicing rights	736	Discounted cash flow	Prepayment speed	0 -100%	(Fixed) 15.2% (Adjustable) 27.1%
			Discount rates	9.4 - 18.0%	(Fixed) 10.6% (Adjustable) 11.7%

OREO property	134	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

The Bancorp transferred $2 million and $5 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at fair value during the three and six months ended June 30, 2013, respectively. These loans had immaterial fair value adjustments during the three months ended June 30, 2013 and $4 million during the six months ended June 30, 2013 and were generally based on appraisals of the underlying collateral. Additionally, there were fair value adjustments on existing loans held for sale of $1 million for the three and six months ended June 30, 2013. The fair value adjustments are also based on appraisals of the underlying collateral and were therefore classified within Level 3 of the valuation hierarchy. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. The Accounting Department determines the procedures for valuation of commercial HFS loans which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year-old are updated and the Real Estate Valuation group, which reports to the Chief Credit Officer, in conjunction with the Commercial Line of Business review the third party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance Department, which reports to the Bancorp Chief Financial Officer, in conjunction with Accounting review all loan appraisal values, carry values and vintages.

Commercial loans held for investment

During the three and six months ended June 30, 2013 and 2012, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage and commercial construction loans held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table. Commercial Credit Risk, which reports to the Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

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

OREO

During the three and six months ended June 30, 2013 and 2012, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses are primarily due to declines in real estate values of the properties recorded in OREO. These losses include $2 million and $15 million in losses, recorded as charge-offs, on new OREO properties transferred from loans during the three and six months ended June 30, 2013, respectively, and $3 million and $9 million for the three and six months ended June 30, 2012, respectively. These losses also include $5 million and $14 million in losses for the three and six months ended June 30, 2013, respectively, and $19 million and $36 million in losses for the three and six months ended June 30, 2012, respectively, recorded in other noninterest income, attributable to fair value adjustments on

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

OREO properties subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Fair value changes recognized in earnings for the three and six months ended June 30, 2013 for instruments held at June 30, 2013 for which the fair value option was elected as well as the changes in fair value of the underlying IRLCs, included an immaterial amount of gains. Additionally, fair value changes recognized in earnings for the three and six months ended June 30, 2013 for instruments for which the fair value option was elected but are no longer held by the Bancorp at June 30, 2013 included gains of $86 million and $323 million, respectively. Fair value changes recognized in earnings for the three and six months ended June 30, 2012 for instruments held at June 30, 2012 for which the fair value option was elected as well as the changes in fair value of the underlying IRLCs included gains of $97 million. Additionally, fair value changes recognized in earnings for the three and six months ended June 30, 2012 for instruments for which the fair value option was elected but are no longer held by the Bancorp at June 30, 2012 included gains of $109 million and $267 million, respectively. These gains and losses are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $3 million at June 30, 2013 and December 31, 2012. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2013
Residential mortgage loans measured at fair value	$2,196	2,196	—
Past due loans of 90 days or more	3	3	—
Nonaccrual loans	1	1	—

December 31, 2012
Residential mortgage loans measured at fair value	2,932	2,775	157
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	—	1	(1)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

As of June 30, 2013 ($ in millions)	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Financial assets:
Cash and due from banks	$2,390	2,390	—	—	2,390
Other securities	845	—	845	—	845
Held-to-maturity securities	274	—	—	274	274
Other short-term investments	1,109	1,109	—	—	1,109
Loans held for sale	35	—	—	35	35
Portfolio loans and leases:
Commercial and industrial loans	37,039	—	—	38,882	38,882
Commercial mortgage loans	8,165	—	—	7,680	7,680
Commercial construction loans	727	—	—	608	608
Commercial leases	3,506	—	—	3,279	3,279
Residential mortgage loans(a)	12,116	—	—	11,427	11,427
Home equity	9,411	—	—	9,340	9,340
Automobile loans	11,989	—	—	11,819	11,819
Credit card	2,031	—	—	2,172	2,172
Other consumer loans and leases	334	—	—	348	348
Unallocated allowance for loan and lease losses	(104)	—	—	—	—

Total portfolio loans and leases, net(a)	$85,214	—	—	85,555	85,555

Financial liabilities:
Deposits	93,454	—	93,503	—	93,503
Federal funds purchased	636	636	—	—	636
Other short-term borrowings	2,112	—	2,112	—	2,112
Long-term debt	6,940	6,710	680	—	7,390

(a)	Excludes $83 of residential mortgage loans measured at fair value on a recurring basis.

As of December 31, 2012 ($ in millions)	Net Carrying Amount	Fair Value Measurements Using			Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Financial assets:
Cash and due from banks	$2,441	2,441	—	—	2,441
Other securities	844	—	844	—	844
Held-to-maturity securities	284	—	—	284	284
Other short-term investments	2,421	2,421	—	—	2,421
Loans held for sale	83	—	—	83	83
Portfolio loans and leases:
Commercial and industrial loans	35,236	—	—	36,496	36,496
Commercial mortgage loans	8,770	—	—	8,020	8,020
Commercial construction loans	665	—	—	505	505
Commercial leases	3,481	—	—	3,310	3,310
Residential mortgage loans(a)	11,712	—	—	11,532	11,532
Home equity	9,875	—	—	9,798	9,798
Automobile loans	11,944	—	—	12,076	12,076
Credit card	2,010	—	—	2,139	2,139
Other consumer loans and leases	270	—	—	288	288
Unallocated allowance for loan and lease losses	(111)	—	—	—	—

Total portfolio loans and leases, net(a)	$83,852	—	—	84,164	84,164

Financial liabilities:
Deposits	89,517	—	89,592	—	89,592
Federal funds purchased	901	901	—	—	901
Other short-term borrowings	6,280	—	6,280	—	6,280
Long-term debt	7,085	6,925	884	—	7,809

(a)	Excludes $76 of residential mortgage loans measured at fair value on a recurring basis.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Results of operations and assets by segment for the three and six months ended June 30, 2013 and 2012 are:

					General
	Commercial	Branch	Consumer	Investment	Corporate
($ in millions)	Banking	Banking	Lending	Advisors	and Other	Eliminations		Total
Three months ended June 30, 2013
Net interest income	$361	358	85	35	41	—		880
Provision for loan and lease losses	37	51	22	1	(47)	—		64

Net interest income after provision for loan and lease losses	324	307	63	34	88	—		816
Noninterest income:
Mortgage banking net revenue	—	3	230	—	—	—		233
Service charges on deposits	59	76	—	1	—	—		136
Corporate banking revenue	102	3	—	1	—	—		106
Investment advisory revenue	1	37	—	96	1	(37	)(a)	98
Card and processing revenue	13	74	—	1	(21)	—		67
Other noninterest income	23	23	14	—	354	—		414
Securities gains, net	—	—	—	—	—	—		—
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	6	—	—	—		6

Total noninterest income	198	216	250	99	334	(37)		1,060
Noninterest expense:
Salaries, wages and incentives	56	113	57	34	144	—		404
Employee benefits	8	30	11	6	28	—		83
Net occupancy expense	6	46	2	2	20	—		76
Technology and communications	2	2	—	—	46	—		50
Card and processing expense	2	32	—	—	(1)	—		33
Equipment expense	1	14	—	—	13	—		28
Other noninterest expense	204	189	138	81	(214)	(37)		361

Total noninterest expense	279	426	208	123	36	(37)		1,035

Income before income taxes	243	97	105	10	386	—		841
Applicable income tax expense	45	35	38	3	129	—		250

Net income	198	62	67	7	257	—		591
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—		—

Net income attributable to Bancorp	198	62	67	7	257	—		591
Dividends on preferred stock	—	—	—	—	9	—		9

Net income available to common shareholders	$198	62	67	7	248	—		582

Total goodwill	$613	1,655	—	148	—	—		2,416

Total assets	$50,441	49,843	23,973	8,480	(9,377)	—		123,360

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

					General
	Commercial	Branch	Consumer	Investment	Corporate
($ in millions)	Banking	Banking	Lending	Advisors	and Other	Eliminations		Total
Three months ended June 30, 2012
Net interest income	$348	342	77	29	99	—		895
Provision for loan and lease losses	61	69	49	2	(110)	—		71

Net interest income after provision for loan and lease losses	287	273	28	27	209	—		824
Noninterest income:
Mortgage banking net revenue	—	4	179	—	—	—		183
Service charges on deposits	54	75	—	1	—	—		130
Corporate banking revenue	97	4	—	1	—	—		102
Investment advisory revenue	2	32	—	91	—	(32	)(a)	93
Card and processing revenue	12	70	—	1	(19)	—		64
Other noninterest income	12	20	10	4	57	—		103
Securities gains, net	—	—	—	—	3	—		3
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	—	—	—	—		—

Total noninterest income	177	205	189	98	41	(32)		678
Noninterest expense:
Salaries, wages and incentives	56	113	47	35	142	—		393
Employee benefits	9	30	9	6	30	—		84
Net occupancy expense	5	47	2	3	17	—		74
Technology and communications	2	1	—	—	45	—		48
Card and processing expense	1	29	—	—	—	—		30
Equipment expense	—	13	—	—	14	—		27
Other noninterest expense	196	168	108	68	(227)	(32)		281

Total noninterest expense	269	401	166	112	21	(32)		937

Income before income taxes	195	77	51	13	229	—		565
Applicable income tax expense	32	27	18	5	98	—		180

Net income	163	50	33	8	131	—		385
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—		—

Net income attributable to Bancorp	163	50	33	8	131	—		385
Dividends on preferred stock	—	—	—	—	9	—		9

Net income available to common shareholders	$163	50	33	8	122	—		376

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$46,691	48,156	23,538	7,721	(8,563)	—		117,543

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

					General
	Commercial	Branch	Consumer	Investment	Corporate
($ in millions)	Banking	Banking	Lending	Advisors	and Other	Eliminations		Total
Six months ended June 30, 2013
Net interest income	$722	705	170	70	101	—		1,768
Provision for loan and lease losses	80	109	51	2	(116)	—		126

Net interest income after provision for loan and lease losses	642	596	119	68	217	—		1,642
Noninterest income:
Mortgage banking net revenue	—	7	445	1	—	—		453
Service charges on deposits	118	148	—	1	—	—		267
Corporate banking revenue	197	7	—	1	—	—		205
Investment advisory revenue	2	74	—	194	—	(72	)(a)	198
Card and processing revenue	26	142	—	2	(38)	—		132
Other noninterest income	40	43	26	7	407	—		523
Securities gains, net	—	—	—	—	17	—		17
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	8	—	—	—		8

Total noninterest income	383	421	479	206	386	(72)		1,803
Noninterest expense:
Salaries, wages and incentives	119	228	107	67	282	—		803
Employee benefits	25	69	24	15	64	—		197
Net occupancy expense	11	93	4	5	42	—		155
Technology and communications	5	2	—	—	92	—		99
Card and processing expense	4	61	—	—	—	—		65
Equipment expense	1	29	1	—	25	—		56
Other noninterest expense	390	367	249	151	(447)	(72)		638

Total noninterest expense	555	849	385	238	58	(72)		2,013

Income before income taxes	470	168	213	36	545	—		1,432
Applicable income tax expense	84	59	75	13	198	—		429

Net income	386	109	138	23	347	—		1,003
Less: Net income attributable to noncontrolling interests	—	—	—	—	(10)	—		(10)

Net income attributable to Bancorp	386	109	138	23	357	—		1,013
Dividends on preferred stock	—	—	—	—	18	—		18

Net income available to common shareholders	$386	109	138	23	339	—		995

Total goodwill	$613	1,655	—	148	—	—		2,416

Total assets	$50,441	49,843	23,973	8,480	(9,377)	—		123,360

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

					General
	Commercial	Branch	Consumer	Investment	Corporate
($ in millions)	Banking	Banking	Lending	Advisors	and Other	Eliminations		Total
Six months ended June 30, 2012
Net interest income	$696	677	157	57	206	—		1,793
Provision for loan and lease losses	137	155	103	6	(239)	—		162

Net interest income after provision for loan and lease losses	559	522	54	51	445	—		1,631
Noninterest income:
Mortgage banking net revenue	—	6	380	1	—	—		387
Service charges on deposits	109	149	—	2	—	—		260
Corporate banking revenue	190	7	—	2	—	—		199
Investment advisory revenue	4	64	—	185	1	(64	)(a)	190
Card and processing revenue	23	130	—	2	(33)	—		122
Other noninterest income	28	39	20	4	188	—		279
Securities gains, net	—	—	—	—	11	—		11
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	—	—	—	—		—

Total noninterest income	354	395	400	196	167	(64)		1,448
Noninterest expense:
Salaries, wages and incentives	113	226	91	69	293	—		792
Employee benefits	24	67	21	15	68	—		195
Net occupancy expense	11	93	4	6	37	—		151
Technology and communications	4	2	—	—	89	—		95
Card and processing expense	2	57	—	—	1	—		60
Equipment expense	1	26	—	—	28	—		55
Other noninterest expense	402	324	213	132	(444)	(64)		563

Total noninterest expense	557	795	329	222	72	(64)		1,911

Income before income taxes	356	122	125	25	540	—		1,168
Applicable income tax expense	51	43	44	9	205	—		352

Net income	305	79	81	16	335	—		816
Less: Net income attributable to noncontrolling interest	—	—	—	—	1	—		1

Net income attributable to Bancorp	305	79	81	16	334	—		815
Dividends on preferred stock	—	—	—	—	18	—		18

Net income available to common shareholders	$305	79	81	16	316	—		797

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$46,691	48,156	23,538	7,721	(8,563)	—		117,543

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

22. Subsequent Events

On July 1, 2013, the Bancorp converted the remaining 16,442 outstanding shares of Series G preferred stock, which represented 4,110,500 depositary shares, into shares of Fifth Third’s common stock. Each share of Series G preferred stock was converted into 2,159.8272 shares of common stock, representing a total of 35,511,740 issued shares. The common shares issued in the conversion are exempt securities pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, as securities exchanged exclusively with Bancorp’s existing security holders where no commission or other remuneration was paid. Upon conversion, the depositary shares were delisted from the NASDAQ Global Select Market and withdrawn from the Exchange.

On August 2, 2013, Vantiv, Inc. priced a secondary offering of 20 million shares of Class A Common Stock of Vantiv, Inc., including 5 million shares of Class A Common Stock of Vantiv, Inc. to be sold on behalf of the Bancorp. The offering settled on August 7, 2013. As a result of this offering, the Bancorp’s ownership of Vantiv Holding, LLC was reduced to approximately 25% and the Bancorp’s investment will continue to be accounted for as an equity method investment in the Bancorp’s Condensed Consolidated Financial Statements. The impact of the sale of the Bancorp’s interest in Vantiv Holding, LLC will result in the recognition of a pre-tax gain of approximately $85 million ($55 million after-tax) by the Bancorp in the third quarter of 2013.

Upon completion of the sale of the 5 million shares of Class A Common Stock of Vantiv, Inc., the Bancorp continued to hold approximately 48.8 million Class B units of Vantiv Holding, LLC and a warrant to purchase approximately 20.4 million Class C non-voting units of Vantiv Holding, LLC, both of which may be exchanged for Class A Common Stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc.’s option for cash. In addition, the Bancorp holds approximately 48.8 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the second quarter of 2013 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the second quarter of 2013.

Defaults Upon Senior Securities (Item 3)

None.

Mine Safety Disclosures (Item 4)

Not applicable.

Other Information (Item 5)

None.

Exhibits (Item 6)

1.1	Underwriting Agreement dated as of May 13, 2013 among Fifth Third Bancorp and Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., and J.P. Morgan Securities LLC. Incorporated by reference to the Registrants Current Report on Form 8-K filed with the Commission on May 16, 2013.

3.1	Amended Articles of Incorporation of Fifth Third Bancorp, as amended.

3.2	Code of Regulations of Fifth Third Bancorp as Amended as of September 18, 2012. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 21, 2012.

4.1	Deposit Agreement dated as of May 16, 2013 among Fifth Third Bancorp, as issuer, Wilmington Trust, National Association, as depositary and calculation agent, American Stock Transfer & Trust Company, LLC, as transfer agent and registrar, and the holders from time to time of depositary receipts issued thereunder. Incorporated by reference to the Registrants Current Report on Form 8-K filed with the Commission on May 16, 2013.

4.2	Form of Certificate Representing the 5.10% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series H. Incorporated by reference to the Registrants Current Report on Form 8-K filed with the Commission on May 16, 2013.

4.2	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.2).

10.1	Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors, as Amended and Restated.*

10.2	Stock Appreciation Right Award Agreement.*

10.3	Performance Share Award Agreement.*

10.4	Restricted Stock Award Agreement (for Directors).*

10.5	Restricted Stock Award Agreement (for Executive Officers).*

10.6	Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated May 21, 2013 between Fifth Third Bancorp and Deutsche Bank AG, London Branch.**

10.7	Separation Agreement dated July 25, 2013 between Paul Reynolds and Fifth Third Bancorp. Incorporated by reference to the Registrants Current Report on Form 8-K filed with the Commission on July 30, 2013.*

10.8	Third Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated.*

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail***.

*	Denotes management contract or compensatory plan or arrangement.
**	An application for confidential treatment for selected portions of this exhibit has been filed with the Securities and Exchange Commission.
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 7, 2013	/s/ Daniel T. Poston
Daniel T. Poston
Executive Vice President and
Chief Financial Officer