Form 10-Q
period 2013-09-30
FIFTH THIRD BANCORP
filed 2013-11-06
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

There were 882,835,548 shares of the Registrant’s common stock, without par value, outstanding as of October 31, 2013.

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

ALCO: Asset Liability Management Committee

ALLL: Allowance for Loan and Lease Losses

AOCI: Accumulated Other Comprehensive Income

ARM: Adjustable Rate Mortgage

ATM: Automated Teller Machine

BCBS: Basel Committee on Banking Supervision

BHC: Bank Holding Company

BOLI: Bank Owned Life Insurance

bps: Basis points

BPO: Broker Price Opinion

CapPR: Capital Plan Review

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

NM: Not Meaningful

NPR: Notice of Proposed Rulemaking

NSFR: Net Stable Funding Ratio

OCC: Office of the Comptroller of the Currency

OCI: Other Comprehensive Income

OIS: Overnight Index Swap Rate

OREO: Other Real Estate Owned

OTTI: Other-Than-Temporary Impairment

PMI: Private Mortgage Insurance

SBA: Small Business Administration

SCAP: Supervisory Capital Assessment Program

SEC: United States Securities and Exchange Commission

TBA: To Be Announced

TDR: Troubled Debt Restructuring

TruPS: Trust Preferred Securities

U.S.: United States of America

U.S. GAAP: Generally Accepted Accounting Principles in the United States of America

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

TABLE 1: Selected Financial Data

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions, except for per share data)	2013	2012	% Change	2013	2012	% Change
Income Statement Data
Net interest income(a)	$898	907	(1)	$2,675	2,709	(1)
Noninterest income	721	671	7	2,524	2,119	19
Total revenue(a)	1,619	1,578	3	5,199	4,828	8
Provision for loan and lease losses	51	65	(22)	176	227	(22)
Noninterest expense	959	1,006	(5)	2,972	2,918	2
Net income attributable to Bancorp	421	363	16	1,433	1,178	22
Net income available to common shareholders	421	354	19	1,415	1,152	23

Common Share Data
Earnings per share, basic	$0.47	0.39	21	$1.62	1.26	29
Earnings per share, diluted	0.47	0.38	24	1.58	1.23	29
Cash dividends per common share	0.12	0.10	20	0.35	0.26	35
Book value per share	15.84	14.84	7	15.84	14.84	7
Market value per share	18.05	15.51	16	18.05	15.51	16

Financial Ratios (%)
Return on average assets	1.35%	1.23	10	1.57%	1.34	17
Return on average common equity	12.1	10.4	15	13.9	11.6	20
Dividend payout ratio	25.5	25.6	—	21.6	20.6	5
Average Bancorp shareholders’ equity as a percent of average assets	11.71	11.82	(1)	11.58	11.65	(1)
Tangible common equity(b)	9.27	9.10	2	9.27	9.10	2
Net interest margin(a)	3.31	3.56	(7)	3.35	3.58	(6)
Efficiency(a)	59.2	63.7	(7)	57.2	60.4	(5)

Credit Quality
Net losses charged off	$109	156	(31)	$353	557	(37)
Net losses charged off as a percent of average loans and leases	0.49%	0.75	(34)	0.54%	0.90	(40)
ALLL as a percent of portfolio loans and leases	1.92	2.32	(17)	1.92	2.32	(17)
Allowance for credit losses as a percent of portfolio loans and leases(c)	2.11	2.53	(16)	2.11	2.53	(16)
Nonperforming assets as a percent of portfolio loans, leases and other assets, including other real estate owned(d)	1.16	1.73	(33)	1.16	1.73	(33)

Average Balances
Loans and leases, including held for sale	$89,154	84,829	5	$89,170	84,367	6
Total securities and other short-term investments	18,528	16,588	12	17,452	16,829	4
Total assets	123,346	117,521	5	122,233	117,168	4
Transaction deposits(e)	83,245	77,498	7	81,962	77,418	6
Core deposits(f)	86,921	81,722	6	85,800	81,795	5
Wholesale funding(g)	16,924	17,431	(3)	17,369	17,188	1
Bancorp shareholders’ equity	14,440	13,887	4	14,149	13,650	4

Regulatory Capital Ratios (%)
Tier I risk-based capital	11.14%	10.85	3	11.14%	10.85	3
Total risk-based capital	14.35	14.76	(3)	14.35	14.76	(3)
Tier I leverage	10.58	10.09	5	10.58	10.09	5
Tier I common equity(b)	9.88	9.67	2	9.88	9.67	2

(a)	Amounts presented on an FTE basis. The FTE adjustment for the three months ended September 30, 2013 and 2012 was $5 and $4, respectively, and for the nine months ended September 30, 2013 and 2012 was $15 and $13, respectively.
(b)	The tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of the MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2013, the Bancorp had $125.7 billion in assets, operated 18 affiliates with 1,326 full-service Banking Centers, including 104 Bank Mart® locations open seven days a week inside select grocery stores, and 2,374 ATMs in 12 states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has a 25% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $415 million as of September 30, 2013.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended September 30, 2013, net interest income, on an FTE basis, and noninterest income provided 55% and 45% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries is immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Vantiv, Inc. Share Sales

The Bancorp’s ownership position in Vantiv Holding, LLC was reduced in the second quarter of 2013 when the Bancorp sold an approximate five percent interest and recognized a $242 million gain. The Bancorp’s ownership percentage was further reduced in the third quarter of 2013 when the Bancorp sold an approximate three percent interest and recognized an $85 million gain. The Bancorp’s remaining approximate 25% ownership in Vantiv Holding, LLC continues to be accounted for as an equity method investment in the Bancorp’s Condensed Consolidated Financial Statements and had a carrying value of $415 million as of September 30, 2013.

As of September 30, 2013, the Bancorp continued to hold approximately 48.8 million Class B units of Vantiv Holding, LLC and a warrant to purchase approximately 20.4 million Class C non-voting units of Vantiv Holding, LLC, both of which may be exchanged for Class A Common Stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc.’s option for cash. In addition, the Bancorp holds approximately 48.8 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions.

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

Following the sale of a portion of the Bancorp’s shares of Class A Vantiv, Inc. common stock in 2012, the Bancorp entered into an accelerated share repurchase transaction on December 14, 2012 with a counterparty pursuant to which the Bancorp purchased 6,267,410 shares, or approximately $100 million, of its outstanding common stock on December 19, 2012. The Bancorp repurchased the shares of its common stock as part of its previously announced 100 million share repurchase program. At settlement of the transaction on February 27, 2013, the Bancorp received an additional 127,760 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

On January 28, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 6,953,028 shares, or approximately $125 million, of its outstanding common stock on January 31, 2013. The Bancorp repurchased the shares of its common stock as part of its previously announced Board approved 100 million share repurchase program. This repurchase transaction concluded the $600 million of common share repurchases not objected to by the FRB in the 2012 CCAR process. At settlement of the forward contract on April 5, 2013, the Bancorp received an additional 849,037 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

On March 19, 2013, the Board of Directors authorized the Bancorp to repurchase up to 100 million common shares in the open market or in privately negotiated transactions, and to utilize any derivative or similar instrument to effect share repurchase transactions. This share repurchase authorization replaced the Board’s previous authorization from August of 2012.

On May 21, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 25,035,519 shares, or approximately $539 million, of its outstanding common stock on May 24, 2013. The Bancorp repurchased the shares of its common stock as part of its 100 million share repurchase program previously announced on March 19, 2013. At settlement of the forward contract on October 1, 2013, the Bancorp received an additional 4,270,250 shares which were recorded in the fourth quarter of 2013 as an adjustment to the basis in the treasury shares purchased on the acquisition date. Approximately $650 million of potential share repurchases remain under the 2013 CCAR the Bancorp submitted, excluding any after-tax gains realized by the Bancorp from future sales of Vantiv, Inc. shares.

Preferred Stock Offering and Conversion

As contemplated by the 2013 CCAR, on May 13, 2013 the Bancorp issued in a registered public offering 600,000 depositary shares, representing 24,000 shares of 5.10% fixed-to-floating rate non-cumulative Series H perpetual preferred stock, for net proceeds of $593 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends, on a non-cumulative semi-annual basis, at an annual rate of 5.10% through but excluding June 30, 2023, at which time it converts to a quarterly floating rate dividend of three-month LIBOR plus 3.033%. Subject to any required regulatory approval, the Bancorp may redeem the Series H preferred shares at its option in whole or in part, at any time on or after June 30, 2023 and following a regulatory capital event at any time prior to June 30, 2023. The Series H preferred shares are not convertible into Bancorp common shares or any other securities. Under the 2013 CCAR, the Bancorp has $450 million of remaining preferred stock available for issuance as of September 30, 2013.

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

On July 1, 2013, the Bancorp converted the remaining 16,442 outstanding shares of Series G preferred stock, which represented 4,110,500 depositary shares, into shares of Fifth Third’s common stock. Each share of Series G preferred stock was converted into 2,159.8272 shares of common stock, representing a total of 35,511,740 issued shares. The common shares issued in the conversion are exempt securities pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, as the securities exchanged were exclusively with the Bancorp’s existing security holders where no commission or other remuneration was paid. Upon conversion, the depositary shares were delisted from the NASDAQ Global Select Market and withdrawn from the Exchange.

Senior Notes Offering

On February 25, 2013, the Bancorp’s banking subsidiary updated and amended its existing global bank note program. The amended global bank note program increased the Bank’s capacity to issue its senior and subordinated unsecured bank notes from $20 billion to $25 billion. Additionally, on February 28, 2013, the Bank issued and sold, under its amended bank notes program, $1.3 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of: $600 million of 1.45% senior fixed rate notes, with a maturity of five

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

years, due on February 28, 2018; $400 million of 0.90% senior fixed rate notes with a maturity of three years, due on February 26, 2016; and $300 million of senior floating rate notes. Interest on the floating rate notes is 3-month LIBOR plus 41 bps, with a maturity of three years, due on February 26, 2016. The bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the redemption date.

Automobile Loan Securitizations

In March of 2013, the Bancorp recognized an immaterial loss on the securitization and sale of certain automobile loans with a carrying amount of approximately $509 million. As part of the sale, the Bancorp obtained servicing responsibilities and recognized a servicing asset with an initial fair value of $6 million.

In August of 2013, the Bancorp transferred approximately $1.3 billion in fixed-rate consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. The Bancorp concluded that it is the primary beneficiary of the VIE and, therefore, has consolidated this VIE. For additional information on the automobile loan securitizations, refer to the Liquidity Risk Management section of MD&A.

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

The FRB launched the 2013 capital planning and stress testing program on November 9, 2012. The program includes the CCAR, which included the 19 BHCs that participated in the 2009 SCAP, as well as the CapPR which includes an additional 11 BHCs with $50 billion or more of total consolidated assets. The mandatory elements of the capital plan were an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy. The stress testing results and capital plan were submitted by the Bancorp to the FRB on January 7, 2013. In March of 2013, the FRB disclosed its estimates of participating institutions results under the FRB supervisory stress scenario, including capital results, which assume all banks take certain consistently applied future capital actions. In addition, the FRB disclosed its estimates of participating institutions results under the FRB supervisory severe stress scenarios including capital results based on each company’s own base scenario capital actions.

The FRB’s review of the capital plan assessed the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan. Additionally, the FRB reviewed the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratios and above a Tier I common ratio of five percent on a pro forma basis under expected and stressful conditions throughout the planning horizon. The FRB assessed the Bancorp’s strategies for addressing proposed revisions to the regulatory capital framework agreed upon by the BCBS and requirements arising from the Dodd-Frank Act.

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

Beginning in 2013, the Bancorp and other large bank holding companies were required to conduct a separate mid-year stress test using financial data as of March 31st under three company-derived macro-economic scenarios (base, adverse and severely adverse). The Bancorp submitted the results of its mid-year stress test to the FRB in July of 2013 and the Bancorp published a summary of the results under the severely adverse scenario in September of 2013 which is available on Fifth Third’s website at http://www.53.com. For further discussion on the 2013 Stress Tests and CCAR, see the Capital Management section in MD&A.

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

In December of 2010 and revised in June of 2011, the BCBS issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. In July of 2013, U.S. banking regulators approved the final enhanced regulatory capital rules (Basel III), which included modifications to the proposed rules. The Bancorp continues to evaluate the final rules and their potential impact. For more information on the impact of the regulatory capital enhancements, refer to the Capital Management section of MD&A.

In October of 2011, the banking agencies issued an NPR that would implement the provisions of the Volcker Rule. These provisions prohibit banks and bank holding companies from engaging in certain types of proprietary trading. The scope of the proprietary trading prohibition, and its impact on Fifth Third, will depend on the definitions in the final rule, particularly those definitions related to statutory exemptions for risk-mitigating hedging activities, market-making and customer-related activities. The Volcker Rule and the rulemakings promulgated thereunder are also expected to restrict banks and their affiliated entities from investing in or sponsoring certain private equity and hedge funds. Fifth Third does not sponsor any private equity or hedge funds that, under the proposed rule, it is prohibited from sponsoring. As of September 30, 2013, the Bancorp had approximately $182 million in interests and approximately $84 million in binding commitments to invest in private equity funds likely to be affected by the Volcker Rule. It is expected that over time the Bancorp may need to eliminate these investments although it is likely that these amounts will be reduced over time in the ordinary course of business before compliance is required.

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

On January 7, 2013, the BCBS issued a final standard for the LCR, which would phase in the LCR beginning in 2015 with full implementation in 2019. In addition, the BCBS plans on introducing the NSFR final standard in the next two years. On October 24, 2013, the U.S. banking agencies issued an NPR that would implement a LCR requirement that is generally consistent with the international LCR standards published by the BCBS for large, internationally active banking organizations and a Modified LCR for BHCs with at least $50 billion in total consolidated assets that are not internationally active. The NPR is open for public comment until January 31, 2014. Refer to the Liquidity Risk Management section in MD&A for further discussion on these ratios.

On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the FRB’s rule concerning electronic debit card transaction fees and network exclusivity arrangements (the “Current Rule”) that were adopted to implement Section 1075 of the Dodd-Frank Act, known as the Durbin Amendment. The Court held that, in adopting the Current Rule, the FRB violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore the Current Rule’s maximum permissible fees were too high. In addition, the Court held that the Current Rule’s network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The Court vacated the Current Rule, but stayed its ruling to provide the FRB an opportunity to replace the invalidated portions. The FRB has appealed this decision. If this decision is ultimately upheld and/or the FRB re-issues rules for purposes of implementing the Durbin Amendment in a manner consistent with this decision, the amount of debit card interchange fees the Bancorp would be permitted to charge likely would be reduced, thereby negatively affecting the Bancorp’s financial performance. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for further information regarding the Bancorp’s debit card interchange revenue.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Earnings Summary

The Bancorp’s net income available to common shareholders for the third quarter of 2013 was $421 million, or $0.47 per diluted share. The Bancorp’s net income available to common shareholders for the third quarter of 2012 was $354 million, or $0.38 per diluted share, which was net of $9 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2013 was $1.4 billion, or $1.58 per diluted share, which was net of $18 million in preferred stock dividends. For the nine months ended September 30, 2012, the Bancorp’s net income available to common shareholders was $1.2 billion, or $1.23 per diluted share, which was net of $26 million in preferred stock dividends. Pre-provision net revenue was $655 million and $2.2 billion for the three and nine months ended September 30, 2013 compared to $568 million and $1.9 billion in the same periods in 2012. Pre-provision net revenue is a non-GAAP measure. For further information, see the Non-GAAP Financial Measures section in MD&A.

Net interest income was $898 million and $2.7 billion, respectively, for the three and nine months ended September 30, 2013 compared to $907 million and $2.7 billion, respectively, for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2013, net interest income was negatively impacted by a decline of 35 bps and 36 bps, respectively, in yields on the Bancorp’s interest-earning assets, partially offset by a $4.3 billion and $4.8 billion, respectively, increase in average loans and leases due primarily to increases in average commercial and industrial loans and average residential mortgage loans. In addition, interest expense decreased for the three and nine months ended September 30, 2013 compared to the same periods in the prior year primarily due to a reduction in higher cost average long-term debt along with a decrease in the rates paid on average long-term debt. Net interest margin was 3.31% and 3.35% for the three and nine months ended September 30, 2013, respectively, compared to 3.56% and 3.58% for the same periods in the prior year.

Noninterest income increased $50 million, or seven percent, in the third quarter of 2013 compared to the same period in the prior year and increased $405 million, or 19%, for the nine months ended September 30, 2013 compared to the same period in the prior year. The increase for both periods was primarily due to increases in other noninterest income partially offset by decreases in mortgage banking net revenue. Other noninterest income increased $107 million and $349 million, respectively, for the three and nine months ended September 30, 2013 compared to the same periods in the prior year, primarily due to a $242 million gain and an $85 million gain, respectively, on the sale of Vantiv, Inc. shares recognized in the second and third quarters of 2013 compared to gains of $115 million related to the Vantiv, Inc. IPO recorded in the first quarter of 2012. Additionally, other noninterest income increased for the three and nine months ended September 30, 2013 compared to the same periods in the prior year due to an increase in the positive valuation adjustments on stock warrants associated with Vantiv Holding, LLC and a decrease in the loss related to the Visa total return swap. Mortgage banking net revenue decreased $79 million and $14 million for the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. The decrease in mortgage banking net revenue for both periods was primarily due to a decrease in origination fees and gains on loan sales partially offset by an increase in positive net valuation adjustments on mortgage servicing rights and free-standing derivatives entered into to economically hedge the MSR portfolio.

Noninterest expense decreased $47 million, or five percent, in the third quarter of 2013 compared to the same period in 2012. The decrease was primarily due to decreases in other noninterest expense of $47 million for the three months ended September 30, 2013 compared to the same period in the prior year primarily due to a decrease in the provision for representation and warranty claims and a decrease in debt extinguishment costs partially offset by an increase in legal settlements and reserves expense. Noninterest expense increased $54 million, or two percent, for the nine months ended September 30, 2013 compared to the same period in the prior year. The increase was primarily due to increases in other noninterest expense due to an increase in legal settlements and reserves expense and FDIC insurance and other taxes partially offset by a decrease in the provision for representation and warranty claims.

Credit Summary

The Bancorp does not originate subprime mortgage loans and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. During the nine months ended September 30, 2013, credit trends have improved, and as a result, the provision for loan and lease losses decreased to $51 million and $176 million for the three and nine months ended September 30, 2013 compared to $65 million and $227 million, respectively, for the same periods in 2012. In addition, net charge-offs as a percent of average portfolio loans and leases decreased to 0.49% during the third quarter of 2013 compared to 0.75% during the third quarter of 2012 and decreased to 0.54% for the nine months ended September 30, 2013 compared to 0.90% for the nine months ended September 30, 2012. At September 30, 2013, nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 1.16%, compared to 1.49% at December 31, 2012. For further discussion on credit quality, see the Credit Risk Management section in MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System. As of September 30, 2013, the Tier I risk-based capital ratio was 11.14%, the Tier I leverage ratio was 10.58% and the total risk-based capital ratio was 14.35%.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles non-GAAP financial measures to U.S. GAAP as of or for the three and nine months ended:

TABLE 2: Non-GAAP Financial Measures

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2013	2012	2013	2012
Income before income taxes (U.S. GAAP)	$604	503	2,037	1,670
Add: Provision expense (U.S. GAAP)	51	65	176	227

Pre-provision net revenue	655	568	2,213	1,897
Net income available to common shareholders (U.S. GAAP)	$421	354	1,415	1,152
Add: Intangible amortization, net of tax	1	2	4	7

Tangible net income available to common shareholders	$422	356	1,419	1,159

			September 30,	December 31,
			2013	2012
Total Bancorp shareholders’ equity (U.S. GAAP)			$14,641	13,716
Less: Preferred stock			(593)	(398)
Goodwill			(2,416)	(2,416)
Intangible assets			(21)	(27)

Tangible common equity, including unrealized gains / losses			11,611	10,875
Less: Accumulated other comprehensive income			(218)	(375)

Tangible common equity, excluding unrealized gains / losses (1)			11,393	10,500
Add: Preferred stock			593	398

Tangible equity (2)			$11,986	10,898

Total assets (U.S. GAAP)			$125,673	121,894
Less: Goodwill			(2,416)	(2,416)
Intangible assets			(21)	(27)
Accumulated other comprehensive income, before tax			(335)	(577)

Tangible assets, excluding unrealized gains / losses (3)			$122,901	118,874

Total Bancorp shareholders’ equity (U.S. GAAP)			$14,641	13,716
Less: Goodwill and certain other intangibles			(2,492)	(2,499)
Accumulated other comprehensive income			(218)	(375)
Add: Qualifying TruPS			810	810
Other			21	33

Tier I risk-based capital			12,762	11,685
Less: Preferred stock			(593)	(398)
Qualifying TruPS			(810)	(810)
Qualified noncontrolling interests in consolidated subsidiaries			(39)	(48)

Tier I common equity (4)			$11,320	10,429

Risk-weighted assets (a) (5)			$114,544	109,699
Ratios:
Tangible equity (2) / (3)			9.75%	9.17
Tangible common equity (1) / (3)			9.27%	8.83
Tier I common equity (4) / (5)			9.88%	9.51

Basel III—Estimated Tier I common equity ratio
Tier I common equity (Basel I)			$11,320
Add: Adjustment related to capital components(b)			88

Estimated Tier I common equity under final Basel III rules without AOCI (opt out) (6)			11,408
Add: Adjustment related to AOCI(c)			218

Estimated Tier I common equity under final Basel III rules with AOCI (non opt out) (7)			11,626

Estimated risk-weighted assets under final Basel III rules (d) (8)			120,447

Estimated Tier I common equity ratio under final Basel III rules (opt out) (6) / (8)			9.47%
Estimated Tier I common equity ratio under final Basel III rules (non opt out) (7) / (8)			9.65%

(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in the Bancorp’s total risk-weighted assets.
(b)	Adjustments related to capital components include MSRs and deferred tax assets subject to threshold limitations and deferred tax liabilities related to intangible assets, which were deductions to capital under Basel I capital rules.
(c)	Under final Basel III rules, non-advanced approach banks are permitted to make a one-time election to opt out of the requirement to include AOCI in Tier I common equity.
(d)	Key differences under Basel III in the calculation of risk-weighted assets compared to Basel I include: (1) Risk weighting for commitments under 1 year; (2) Higher risk weighting for exposures to securitizations, past due loans, foreign banks and certain commercial real estate; (3) Higher risk weighting for MSRs and deferred tax assets that are under certain thresholds as a percent of Tier I capital; and (4) Derivatives are differentiated between exchange clearing and over-the-counter and the 50% risk-weight cap is removed.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. These accounting policies are discussed in detail in Management’s Discussion and Analysis – Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012. No material changes were made to the valuation techniques or models during the nine months ended September 30, 2013.

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

Tables 3 and 4 present the components of net interest income, net interest margin and net interest rate spread for the three and nine months ended September 30, 2013 and 2012, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income was $898 million for the three months ended September 30, 2013, a decrease of $9 million compared to the three months ended September 30, 2012. Net interest income was $2.7 billion for the nine months ended September 30, 2013, a decrease of $34 million from the nine months ended September 30, 2012. Included within net interest income are amounts related to the accretion of discounts on acquired loans and deposits, primarily as a result of acquisitions in previous years, which increased net interest income by $4 million and $13 million during the three and nine months ended September 30, 2013, respectively, compared to $6 million and $25 million during the three and nine months ended September 30, 2012, respectively. The original purchase accounting discounts reflected the high discount rates in the market at the time of the acquisitions; the total loan discounts are being accreted into net interest income over the remaining period to maturity of the loans acquired. Based upon the remaining period to maturity, and excluding the impact of potential prepayments, the Bancorp anticipates recognizing approximately $2 million in additional net interest income during the remainder of 2013 as a result of the amortization and accretion of premiums and discounts on acquired loans and deposits.

For the three and nine months ended September 30, 2013, net interest income was negatively impacted by a 35 bps and 36 bps, respectively, decline in yields on the Bancorp’s interest-earnings assets compared to the three and nine months ended September 30, 2012. The decrease in yields on interest-earning assets was partially offset by an increase in average loans and leases of $4.3 billion and $4.8 billion, respectively, for the three and nine months ended September 30, 2013 compared to the same periods in the prior year, as well as a decrease in interest expense compared to the prior year periods. The decrease in interest expense was primarily the result of a $1.4 billion and $1.9 billion, respectively, decrease in average long-term debt coupled with a 50 bps and 48 bps decrease in the rate paid on average long-term debt for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2013, the net interest rate spread decreased to 3.14% and 3.18%, respectively, from 3.36% and 3.37% in the same periods in 2012, as the benefit of the decreases in rates on interest-bearing liabilities was more than offset by a decrease in yields on average interest-earnings assets.

Net interest margin was 3.31% and 3.35% for the three and nine months ended September 30, 2013, respectively, compared to 3.56% and 3.58% for the three and nine months ended September 30, 2012, respectively. Net interest margin was impacted by the amortization and accretion of premiums and discounts on acquired loans and deposits that resulted in an increase in net interest margin of 1 bps and 2 bps during the three and nine months ended September 30, 2013 compared to a 2 bps and 3 bps increase during the three and nine months ended September 30, 2012. Exclusive of these amounts, net interest margin decreased 24 bps and 22 bps for the three and nine months ended September 30, 2013 compared to the same periods in the prior year. The decrease from both periods in 2012 was driven primarily by the previously mentioned decline in the yield on average interest-earning assets, partially offset by an increase in average loans and leases and a reduction in higher cost long-term debt coupled with a decrease in the rates paid on average long-term debt.

Interest income from loans and leases decreased $36 million, or four percent, compared to the three months ended September 30, 2012 and decreased $80 million, or three percent, compared to the nine months ended September 30, 2012. The decrease from the three and nine months ended September 30, 2012 was primarily the result of a decrease of 38 bps and 35 bps, respectively, in yields on average loans and leases partially offset by an increase of five percent and six percent, respectively, in average loans and leases for the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year. The increase in average loans and leases for the three and nine months ended September 30, 2013 was driven primarily by an increase of 15% for both periods in average commercial and industrial loans and an increase in average residential mortgage loans of seven percent and 12%, respectively, for the three and nine months ended September 30, 2013 compared to the same periods in the prior year. For more information on the Bancorp’s loan and lease portfolio, see the Loans and Leases section of the Balance Sheet Analysis section of MD&A. In addition, interest income from investment securities and other short-term investments increased $6 million, or five percent, compared to the three months ended September 30, 2012 primarily as the result of an increase in average taxable securities of $1.6 billion partially offset by 21 bps decrease in the average yield on taxable securities. Interest income from investment securities and other short-term investments decreased $39 million, or 10%, compared to the nine months ended September 30, 2012, primarily due to a 44 bps decrease in the average yield on taxable securities partially offset by an increase of $438 million in average taxable securities.

Average core deposits increased $5.2 billion, or six percent, compared to the three months ended September 30, 2012 and increased $4.0 billion, or five percent, compared to the nine months ended September 30, 2012. The increase from both periods was primarily due to an increase in average money market deposits and average demand deposits partially offset by decreases in average savings deposits and average other time deposits. The cost of average core deposits decreased to 17 bps and 18 bps for the three and nine months ended September 30, 2013, respectively, from 20 bps and 21 bps for the three and nine months ended September 30, 2012. This decrease was primarily the result

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

of a mix shift to lower cost core deposits as a result of run-off of higher priced CDs combined with decreases of 4 bps and 6 bps, respectively, in the rate paid on average savings deposits and decreases of 26 bps and 17 bps, respectively, on average other time deposits compared to the three and nine months ended September 30, 2012.

For the three and nine months ended September 30, 2013, interest expense on average wholesale funding decreased $17 million and $72 million, respectively, compared to the three and nine months ended September 30, 2012 primarily as a result of a $1.4 billion and $1.9 billion decrease in average long-term debt. In addition, the decrease in interest expense on average wholesale funding for both periods was also due to a decrease in the rates paid on average long-term debt of 50 bps and 48 bps for the three and nine months ended September 30, 2013 compared to the same periods in 2012, respectively. The reduction in higher cost long-term debt was primarily the result of the redemption of outstanding TruPS and FHLB debt in the second half of 2012. In the third quarter of 2012, the Bancorp redeemed $1.4 billion of outstanding TruPS which had a 7.25% distribution rate. Additionally, in the fourth quarter of 2012, the Bancorp terminated $1.0 billion of FHLB debt with a fixed rate of 4.56%. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three and nine months ended September 30, 2013, average wholesale funding represented 23% and 24%, respectively, of average interest-bearing liabilities compared to 24% during both periods in the prior year. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 3: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the three months ended	September 30, 2013			September 30, 2012			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$38,145	$336	3.49%	$33,124	$339	4.08%	$50	(53)	(3)
Commercial mortgage	8,280	75	3.60	9,592	91	3.76	(12)	(4)	(16)
Commercial construction	797	7	3.71	751	5	2.83	—	2	2
Commercial leases	3,574	29	3.22	3,483	32	3.62	1	(4)	(3)

Subtotal – commercial	50,796	447	3.49	46,950	467	3.96	39	(59)	(20)
Residential mortgage loans	14,333	140	3.87	13,458	136	4.03	10	(6)	4
Home equity	9,432	89	3.74	10,312	98	3.78	(8)	(1)	(9)
Automobile loans	12,083	92	3.02	11,812	107	3.61	3	(18)	(15)
Credit card	2,140	53	9.93	1,971	49	9.82	3	1	4
Other consumer loans/leases	370	40	42.84	326	40	49.00	5	(5)	—

Subtotal – consumer	38,358	414	4.29	37,879	430	4.52	13	(29)	(16)

Total loans and leases	89,154	861	3.83	84,829	897	4.21	52	(88)	(36)
Securities:
Taxable	16,590	134	3.20	15,005	129	3.41	14	(9)	5
Exempt from income taxes(b)	44	1	5.08	48	—	3.29	1	—	1
Other short-term investments	1,894	1	0.26	1,535	1	0.25	—	—	—

Total interest-earning assets	107,682	997	3.68	101,417	1,027	4.03	67	(97)	(30)
Cash and due from banks	2,380			2,368
Other assets	15,015			15,749
Allowance for loan and lease losses	(1,731)			(2,013)

Total assets	$123,346			$117,521

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$23,116	$13	0.23%	$22,967	$12	0.21%	$(1)	2	1
Savings	18,026	5	0.11	21,283	8	0.15	(1)	(2)	(3)
Money market	9,693	6	0.24	4,776	3	0.22	3	—	3
Foreign office deposits	1,755	1	0.29	1,345	1	0.29	—	—	—
Other time deposits	3,676	12	1.33	4,224	17	1.59	(2)	(3)	(5)
Certificates - $100,000 and over	7,315	14	0.74	3,016	11	1.49	11	(8)	3
Other deposits	17	—	0.08	32	—	0.13	—	—	—
Federal funds purchased	464	—	0.10	664	—	0.13	—	—	—
Other short-term borrowings	1,675	1	0.21	4,856	3	0.19	(2)	—	(2)
Long-term debt	7,453	47	2.47	8,863	65	2.97	(8)	(10)	(18)

Total interest-bearing liabilities	73,190	99	0.54	72,026	120	0.67	—	(21)	(21)
Demand deposits	30,655			27,127
Other liabilities	5,023			4,430

Total liabilities	108,868			103,583
Total equity	14,478			13,938

Total liabilities and equity	$123,346			$117,521

Net interest income		$898			$907		$67	(76)	(9)
Net interest margin			3.31%			3.56%
Net interest rate spread			3.14			3.36
Interest-bearing liabilities to interest-earning assets			67.97			71.02

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $5 and $4 for the three months ended September 30, 2013 and 2012, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 4: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the nine months ended	September 30, 2013			September 30, 2012			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield Rate	Average Balance	Revenue/ Cost	Average Yield Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$37,407	$1,022	3.65%	$32,440	$1,004	4.13%	$143	(125)	18
Commercial mortgage	8,626	234	3.63	9,846	283	3.84	(34)	(15)	(49)
Commercial construction	738	19	3.45	881	19	2.98	(3)	3	—
Commercial leases	3,561	88	3.32	3,499	97	3.69	1	(10)	(9)

Subtotal – commercial	50,332	1,363	3.62	46,666	1,403	4.02	107	(147)	(40)
Residential mortgage loans	14,726	432	3.92	13,149	404	4.11	47	(19)	28
Home equity	9,641	270	3.75	10,449	298	3.81	(23)	(5)	(28)
Automobile loans	12,022	283	3.15	11,817	335	3.79	5	(57)	(52)
Credit card	2,094	154	9.86	1,937	141	9.72	11	2	13
Other consumer loans/leases	355	114	42.84	349	115	44.02	2	(3)	(1)

Subtotal – consumer	38,838	1,253	4.31	37,701	1,293	4.58	42	(82)	(40)

Total loans and leases	89,170	2,616	3.92	84,367	2,696	4.27	149	(229)	(80)
Securities:
Taxable	15,725	364	3.09	15,287	404	3.53	11	(51)	(40)
Exempt from income taxes(b)	50	2	5.17	56	1	3.42	1	—	1
Other short-term investments	1,677	3	0.25	1,486	3	0.25	—	—	—

Total interest-earning assets	106,622	2,985	3.74	101,196	3,104	4.10	161	(280)	(119)
Cash and due from banks	2,322			2,326
Other assets	15,076			15,772
Allowance for loan and lease losses	(1,787)			(2,126)

Total assets	$122,233			$117,168

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$23,222	$40	0.23%	$22,941	$37	0.22%	$(1)	4	3
Savings	18,816	17	0.12	21,788	30	0.18	(3)	(10)	(13)
Money market	8,854	16	0.24	4,527	7	0.22	8	1	9
Foreign office deposits	1,428	3	0.28	1,646	3	0.27	—	—	—
Other time deposits	3,838	41	1.44	4,377	53	1.61	(7)	(5)	(12)
Certificates - $100,000 and over	5,962	38	0.84	3,108	35	1.51	23	(20)	3
Other deposits	22	—	0.11	25	—	0.12	—	—	—
Federal funds purchased	571	1	0.12	481	—	0.13	1	—	1
Other short-term borrowings	3,310	4	0.18	4,142	6	0.17	(2)	—	(2)
Long-term debt	7,504	150	2.69	9,432	224	3.17	(43)	(31)	(74)

Total interest-bearing liabilities	73,527	310	0.56	72,467	395	0.73	(24)	(61)	(85)
Demand deposits	29,642			26,516
Other liabilities	4,873			4,485

Total liabilities	108,042			103,468
Total equity	14,191			13,700

Total liabilities and equity	$122,233			$117,168

Net interest income		$2,675			$2,709		$185	(219)	(34)
Net interest margin			3.35%			3.58%
Net interest rate spread			3.18			3.37
Interest-bearing liabilities to interest-earning assets			68.96			71.61

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table are $15 and $13 for the nine months ended September 30, 2013 and 2012, respectively.

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

The provision for loan and lease losses was $51 million and $176 million for the three and nine months ended September 30, 2013, respectively, compared to $65 million and $227 million during the same periods in 2012. The decrease in provision expense for both periods was due to decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases, and improvement in underlying loss trends. The ALLL declined $177 million from $1.9 billion at December 31, 2012 to $1.7 billion at September 30, 2013. As of September 30, 2013, the ALLL as a percent of portfolio loans and leases decreased to 1.92%, compared to 2.16% at December 31, 2012.

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

Noninterest Income

Noninterest income increased $50 million, or seven percent, for the third quarter of 2013 compared to the third quarter of 2012 and increased $405 million, or 19%, for the nine months ended September 30, 2013 compared to the same period in the prior year.

The components of noninterest income for the three and nine months ended September 30, 2013 and 2012 are as follows:

TABLE 5: Noninterest Income

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2013	2012	% Change	2013	2012	% Change
Mortgage banking net revenue	$121	200	(40)	$574	588	(2)
Service charges on deposits	140	128	10	407	387	5
Corporate banking revenue	102	101	1	307	299	2
Investment advisory revenue	97	92	6	295	281	5
Card and processing revenue	69	65	6	201	187	8
Other noninterest income	185	78	NM	708	359	97
Securities gains, net	2	2	56	19	13	49
Securities gains, net - non-qualifying hedges on mortgage servicing rights	5	5	5	13	5	NM

Total noninterest income	$721	671	7	$2,524	2,119	19

Mortgage banking net revenue

Mortgage banking net revenue decreased $79 million and $14 million for the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012.

The components of mortgage banking net revenue are as follows:

TABLE 6: Components of Mortgage Banking Net Revenue

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Origination fees and gains on loan sales	$74	226	$393	583
Net mortgage servicing revenue:
Gross mortgage servicing fees	63	62	187	186
Mortgage servicing rights amortization	(39)	(48)	(143)	(134)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	23	(40)	137	(47)

Net mortgage servicing revenue	47	(26)	181	5

Mortgage banking net revenue	$121	200	$574	588

Origination fees and gains on loan sales decreased $152 million and $190 million for the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. The decrease for the three month period was primarily the result of an 18% decline in residential mortgage loan originations from the three months ended September 30, 2012 coupled with lower profit margins on sold residential mortgage loans. Residential mortgage loan originations decreased to $4.8 billion during the third quarter of 2013 compared to $5.8 billion during the third quarter of 2012 as fewer borrowers were able to achieve savings by refinancing their mortgage. The decrease in origination fees and gains on loan sales for the nine months ended September 30, 2013 was the result of lower profit margins on sold residential mortgage loans partially offset by an eight percent increase in originations. Residential mortgage loan originations increased to $19.7 billion during the nine months ended September 30, 2013 from $18.2 billion during the nine months ended September 30, 2012 due to strong refinancing activity that occurred in the first half of 2013.

Net mortgage servicing revenue is comprised of gross mortgage servicing fees and related mortgage servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net mortgage servicing revenue increased $73 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 driven primarily by an increase of $63 million in net valuation adjustments and a decrease in mortgage servicing rights amortization of $9 million. Net mortgage servicing revenue increased $176 million for the nine months ended September 30, 2013 compared to the same period in the prior year driven primarily by an increase of $184 million in net valuation adjustments partially offset by an increase in mortgage servicing rights amortization of $9 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of MSRs can be found in Note 10 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation on the MSR portfolio. See Note 11 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio. The net valuation adjustment gain of $23 million during the third quarter of 2013 included $24 million in gains from derivatives economically hedging the MSRs partially offset by temporary impairment of $1 million on the MSRs. The net valuation adjustment loss of $40 million during the third quarter of 2012 included $72 million in temporary impairment on the MSR portfolio partially offset by $32 million in gains from derivatives economically hedging the MSRs. The net valuation adjustment gain of $137 million for the nine months ended September 30, 2013 included a recovery of temporary impairment of $150 million on the MSRs partially offset by $13 million in losses from derivatives economically hedging the MSRs. Mortgage rates increased during the nine months ended September 30, 2013 which caused modeled prepayment speeds to slow, which led to the recovery of temporary impairment on servicing rights during the period. The net valuation adjustment loss of $47 million for the nine months ended September 30, 2012 included $122 million of temporary impairment on the MSR portfolio partially offset by $75 million in gains from derivatives economically hedging the MSR portfolio.

The Bancorp’s total residential loans serviced as of September 30, 2013 and 2012 were $82.8 billion and $75.9 billion, respectively, with $69.0 billion, and $62.4 billion, respectively, of residential mortgage loans serviced for others.

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp sold the securities related to the non-qualifying hedging strategy during the three months ended September 30, 2013 and recognized a gain of $5 million and $13 million, respectively, recorded in securities gains, net, non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013. Net gains on sales of these securities were $5 million for both the three and nine months ended September 30, 2012.

Service charges on deposits

Service charges on deposits increased $12 million and $20 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year. Commercial deposit revenue increased $5 million and $13 million compared to the same periods in the prior year primarily due to increased treasury management fees as a result of a pricing change implemented in 2012 and the acquisition of new customers. For the three months ended September 30, 2013, consumer deposit revenue increased $7 million compared to the same period in the prior year due to an increase in consumer checking fees due to new deposit product offerings coupled with an increase in overdraft fees due to an increase in occurrences. For the nine months ended September 30, 2013, consumer deposit revenue increased $7 million compared to the nine months ended September 30, 2012 due to the previously mentioned increase in consumer checking fees partially offset by the elimination of daily overdraft fees on continuing consumer overdraft positions which took effect late in the second quarter of 2012.

Corporate banking revenue

Corporate banking revenue increased $1 million and $8 million for the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. The increase was primarily due to a $9 million and $13 million increase in syndication fees compared to the three and nine months ended September 30, 2012, respectively, partially offset by decreases in lease remarketing income and institutional sales revenue.

Investment advisory revenue

Investment advisory revenue increased $5 million and $14 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase for both periods was primarily due to increased securities and brokerage fees due to an increase in equity and bond market values coupled with increased private client service fees, partially offset by a decrease in mutual fund fees. Due to the sale of certain FTAM funds during the third quarter of 2012, mutual fund fees decreased $3 million and $12 million for the three and nine months ended September 30, 2013 compared to the same prior year periods. The Bancorp had approximately $318.4 billion and $299.8 billion in total assets under care as of September 30, 2013 and 2012, respectively, and managed $27.4 billion and $26.2 billion in assets, respectively, for individuals, corporations and not-for-profit organizations for the same comparative periods.

Card and processing revenue

Card and processing revenue increased $4 million and $14 million for the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. The increase for both periods was primarily the result of higher transaction volumes. Debit card interchange revenue, included in card and processing revenue, was $31 million and $90 million for the three and nine months ended September 30, 2013, respectively compared to $30 million and $89 million for the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest income

The major components of other noninterest income are as follows:

TABLE 7: Components of Other Noninterest Income

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Gain on sale of Vantiv, Inc. shares and Vantiv, Inc. IPO	$85	—	$327	115
Valuation adjustments on stock warrants associated with Vantiv Holding, LLC	6	(16)	116	85
Equity method earnings from interest in Vantiv Holding, LLC	18	25	54	27
Operating lease income	20	15	54	44
BOLI income	10	7	41	26
Cardholder fees	12	12	35	34
Banking center income	9	9	26	24
Insurance income	5	7	21	21
Consumer loan and lease fees	7	7	20	21
Gain on loan sales	1	2	3	16
Loss on sale of OREO	(5)	(11)	(20)	(47)
Loss on swap associated with the sale of Visa, Inc. class B shares	(2)	(1)	(13)	(30)
Other, net	19	22	44	23

Total other noninterest income	$185	78	$708	359

Other noninterest income increased $107 million in the third quarter of 2013 compared to the third quarter of 2012 and $349 million for the nine months ended September 30, 2013 compared to the same period in the prior year. The increase for both periods was primarily due to gains of $242 million and $85 million on the sale of Vantiv, Inc. shares in the second and third quarters of 2013, respectively, compared to gains of $115 million related to the Vantiv, Inc. IPO recorded in the first quarter of 2012. In addition, the positive valuation adjustments on the stock warrants associated with Vantiv Holding, LLC increased $22 million and $31 million, respectively, for the three and nine months ended September 30, 2013 from the comparable prior year periods. Additionally, the equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $7 million compared to the three months ended September 30, 2012 and increased $27 million compared to the nine months ended September 30, 2012. The decrease for the three months ended September 30, 2013 was due to the decrease in the Bancorp’s ownership percentage of Vantiv Holding, LLC from 39% as of September 30, 2012 to 25% as of September 30, 2013 primarily due to the previously mentioned share sales. The increase for the nine months ended September 30, 2013 was primarily due to $34 million in debt termination charges incurred in the first quarter of 2012 related to Vantiv Holding, LLC’s debt refinancing which was included in equity method earnings.

BOLI income increased $15 million for the nine months ended September 30, 2013 compared to the same period in the prior year primarily due to a $10 million settlement in the second quarter of 2013 related to a previously surrendered BOLI policy. The “other” caption increased $21 million for the nine months ended September 30, 2013 compared to the prior year period, primarily due to $17 million in lower of cost or market adjustments associated with bank premises held-for-sale recorded in the second quarter of 2012. In addition, other noninterest income benefited from a $17 million decrease in the loss related to the Visa total return swap for nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B shares and the valuation of warrants associated with Vantiv Holding, LLC, see Note 21 of the Notes to Condensed Consolidated Financial Statements. For the nine months ended September 30, 2013 compared to the same period in the prior year, other noninterest income benefited from a decrease in losses on the sale of OREO of $27 million, which decreased primarily as a result of fewer new commercial OREO properties during 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expense

Total noninterest expense decreased $47 million, or five percent, for the three months ended September 30, 2013, and increased $54 million, or two percent, for the nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, respectively.

The major components of noninterest expense are as follows:

TABLE 8: Noninterest Expense

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2013	2012	% Change	2013	2012	% Change
Salaries, wages and incentives	$389	399	(2)	$1,193	1,191	—
Employee benefits	83	79	4	280	274	2
Net occupancy expense	75	76	(1)	230	227	2
Technology and communications	52	49	6	151	144	5
Card and processing expense	33	30	9	97	90	8
Equipment expense	29	28	5	85	82	3
Other noninterest expense	298	345	(14)	936	910	3

Total noninterest expense	$959	1,006	(5)	$2,972	2,918	2

Efficiency ratio	59.2%	63.7%		57.2%	60.4%

Total personnel costs (salaries, wages and incentives plus employee benefits) decreased $6 million and increased $8 million, respectively, for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The decrease for the three month period is primarily due to a decrease in incentive compensation primarily in the mortgage business due to lower production levels in the current quarter partially offset by a $4 million expense related to a pension settlement which in the prior year was recorded in the fourth quarter. The increase for the nine month period is primarily due to the previously mentioned pension settlement. Full time equivalent employees totaled 20,256 at September 30, 2013 compared to 20,789 at September 30, 2012.

TABLE 9: Components of Other Noninterest Expense

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Losses and adjustments	$35	53	$164	122
Loan and lease	39	45	125	136
FDIC insurance and other taxes	31	32	98	77
Marketing	32	39	91	98
Affordable housing investments impairment	29	22	77	68
Professional service fees	19	14	52	39
Travel	13	13	42	38
Operating lease	15	11	41	31
Postal and courier	11	12	36	36
Data processing	10	10	32	29
Recruitment and education	7	7	20	21
Insurance	4	5	13	14
OREO expense	5	6	12	16
Intangible asset amortization	2	3	6	10
Provision (benefit) for unfunded commitments and letters of credit	1	(2)	(13)	(5)
Other, net	45	75	140	180

Total other noninterest expense	$298	345	$936	910

Total other noninterest expense decreased $47 million for the three months ended September 30, 2013 compared to the same period in 2012. Losses and adjustments decreased $18 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to a decrease in the provision for representation and warranty claims partially offset by an increase in legal settlements and reserves expense. The provision for representation and warranty claims decreased $38 million for the three months ended September 30, 2013 compared to the same period in the prior year as the Bancorp recorded significant additions to the reserve in the third quarter of 2012, due to additional information obtained from FHLMC regarding their file selection criteria which enabled the Bancorp to better estimate the losses that are probable on loans sold to FHLMC with representation and warranty provisions. In addition, the decrease in the representation and warranty reserve is due to improving underlying repurchase metrics in the current year. Litigation settlements and reserves expense increased $24 million for the three months ended September 30, 2013 compared to the same period in the prior year due to increased litigation and regulatory activity. Additionally, during the third quarter of 2012 the Bancorp incurred $26 million of debt extinguishment costs associated with the redemption of the outstanding TruPS issued by Fifth Third Capital Trust V and Fifth Third Capital Trust VI recorded in the “other” caption above.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total other noninterest expense increased $26 million for the nine months ended September 30, 2013 compared to the same period in 2012. Losses and adjustments increased $42 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as an increase in litigation expense of $65 million due to the reason previously discussed was partially offset by a $29 million decrease in the provision for representation and warranty claims for the reason noted previously. Additionally, FDIC insurance and other taxes increased $21 million for the nine months ended September 30, 2013 compared to the same period in the prior year due to a $23 million expense reduction in the first quarter of 2012 from an agreement reached on certain outstanding disputes for non-income tax related assessments.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 59.2% and 57.2% for the three and nine months ended September 30, 2013, respectively, compared to 63.7% and 60.4% for the three and nine months ended September 30, 2012.

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 10: Applicable Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Income before income taxes	$604	503	$2,037	1,670
Applicable income tax expense	183	139	613	491
Effective tax rate	30.3%	27.7	30.1%	29.4

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

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised, the Bancorp is required to write-off the deferred tax asset previously established for these stock-based awards. As a result of the Bancorp’s stock price as of September 30, 2013, it is probable that the Bancorp will be required to record an additional $2 million of income tax expense during the next twelve months, primarily in the second quarter of 2014. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future; therefore, it is possible that the total impact to income tax expense will be greater than or less than this amount.

On September 13, 2013, the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the IRC and proposed regulations under Section 168 of the IRC. These regulations generally apply to taxable years beginning on or after January 1, 2014 and will affect all taxpayers that acquire, produce, or improve tangible property. The Bancorp does not expect the adoption of these regulations to have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its loans and leases based upon the primary purpose of the loan. Table 11 summarizes end of period loans and leases, including loans held for sale and Table 12 summarizes average total loans and leases, including loans held for sale.

TABLE 11: Components of Total Loans and Leases (includes held for sale)

	September 30, 2013		December 31, 2012
($ in millions)	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$38,260	43	36,077	42
Commercial mortgage loans	8,058	9	9,116	10
Commercial construction loans	879	1	707	1
Commercial leases	3,572	4	3,549	4

Subtotal – commercial	50,769	57	49,449	57

Consumer:
Residential mortgage loans	13,832	16	14,873	17
Home equity	9,356	11	10,018	11
Automobile loans	12,072	14	11,972	13
Credit card	2,157	2	2,097	2
Other consumer loans and leases	375	—	312	—

Subtotal – consumer	37,792	43	39,272	43

Total loans and leases	$88,561	100	88,721	100

Total portfolio loans and leases (excludes loans held for sale)	$87,231		85,782

Loans and leases, including loans held for sale, decreased $160 million from December 31, 2012. The decrease from December 31, 2012 was comprised of a decrease of $1.5 billion, or four percent, in consumer loans and leases partially offset by an increase of $1.3 billion, or three percent, in commercial loans and leases.

Commercial loans and leases increased from December 31, 2012 primarily due to an increase in commercial and industrial loans partially offset by a decrease in commercial mortgage loans. Commercial and industrial loans increased $2.2 billion, or six percent, from December 31, 2012 as a result of an increase in new loan origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Commercial mortgage loans decreased $1.1 billion, or 12%, from December 31, 2012 due to continued runoff as the level of new originations was less than the repayments of the existing portfolio.

Consumer loans and leases decreased from December 31, 2012 primarily due to a decrease in residential mortgage loans and home equity, partially offset by an increase in automobile loans. Residential mortgage loans decreased $1.0 billion, or seven percent, primarily due to a decline in loans held for sale of $1.6 billion from reduced origination volume driven by higher mortgage rates. This decline was partially offset by an increase in portfolio residential mortgage loans which increased $517 million from December 31, 2012 due to the continued retention of certain shorter term residential mortgage loans originated through the Bancorp’s retail branches. Home equity decreased $662 million, or seven percent, from December 31, 2012 as payoffs exceeded new loan production. Additionally, automobile loans increased $100 million, or one percent, from December 31, 2012 due to an increase in originations, partially offset by the securitization and sale in the first quarter of 2013 of $509 million of automobile loans.

TABLE 12: Components of Average Total Loans and Leases (includes held for sale)

	September 30, 2013		September 30, 2012
For the three months ended ($ in millions)	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$38,145	43	33,124	40
Commercial mortgage loans	8,280	9	9,592	11
Commercial construction loans	797	1	751	1
Commercial leases	3,574	4	3,483	4

Subtotal – commercial	50,796	57	46,950	56

Consumer:
Residential mortgage loans	14,333	16	13,458	16
Home equity	9,432	11	10,312	12
Automobile loans	12,083	14	11,812	14
Credit card	2,140	2	1,971	2
Other consumer loans and leases	370	—	326	—

Subtotal – consumer	38,358	43	37,879	44

Total average loans and leases	$89,154	100	84,829	100

Total average portfolio loans and leases (excludes loans held for sale)	$87,272		82,888

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average loans and leases, including held for sale, increased $4.3 billion, or five percent, from September 30, 2012. The increase from September 30, 2012 was comprised of an increase of $3.8 billion, or eight percent, in average commercial loans and leases and an increase of $479 million, or one percent, in average consumer loans and leases.

Average commercial loans and leases increased from September 30, 2012 primarily due to an increase in average commercial and industrial loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial loans increased $5.0 billion, or 15%, from September 30, 2012 due to an increase in new loan origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage loans decreased $1.3 billion, or 14%, from September 30, 2012 due to continued runoff as the level of new originations was less than the repayments on the current portfolio.

Average consumer loans and leases increased from September 30, 2012 due to an increase in average residential mortgage loans, average automobile loans, and average credit card loans, partially offset by a decrease in average home equity. Average residential mortgage loans increased $875 million, or seven percent, from September 30, 2012 due to strong refinancing activity in the first half of 2013 and due to the continued retention of certain shorter term residential mortgage loans originated through the Bancorp’s retail branches. Average automobile loans increased $271 million, or two percent, from September 30, 2012 due to loan originations exceeding runoff, partially offset by the impact of the previously mentioned securitization and sale in the first quarter of 2013. Average credit card loans increased $169 million, or nine percent, from September 30, 2012 due to an increase in average balances per account and the volume of new customer accounts. Average home equity decreased $880 million, or nine percent, from September 30, 2012 as payoffs exceeded new loan production.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. Total investment securities were $18.6 billion at September 30, 2013 and $15.7 billion at December 31, 2012. The increase from December 31, 2012 was primarily driven by the Bancorp’s decision to grow the securities portfolio in order to take advantage of an increase in rates throughout 2013 as well as the desire to return the portfolio to more normalized levels.

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

At September 30, 2013, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio. Additionally, securities classified as below investment grade had a carrying value of $1 million as of September 30, 2013, compared to $31 million as of December 31, 2012. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. The Bancorp recognized $45 million and $57 million of OTTI on its available-for-sale and other debt securities during the three and nine months ended September 30, 2013 and $23 million and $39 million of OTTI during the three and nine months ended September 30, 2012, respectively. The Bancorp did not recognize any OTTI on any of its available-for-sale equity securities or held-to-maturity debt securities during the three and nine months ended September 30, 2013 and 2012. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information on OTTI.

TABLE 13: Components of Investment Securities

($ in millions)	September 30, 2013	December 31, 2012
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and government agencies	$26	41
U.S. Government sponsored agencies	1,524	1,730
Obligations of states and political subdivisions	201	203
Agency mortgage-backed securities(a)	11,149	8,403
Other bonds, notes and debentures(b)	3,773	3,161
Other securities(c)	992	1,033

Total available-for-sale and other securities	$17,665	14,571

Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$264	282
Other bonds, notes and debentures	1	2

Total held-to-maturity	$265	284

Trading: (fair value)
U.S. Treasury and government agencies	$1	1
U.S. Government sponsored agencies	20	6
Obligations of states and political subdivisions	21	17
Agency mortgage-backed securities	1	7
Other bonds, notes and debentures	9	15
Other securities	194	161

Total trading	$246	207

(a)	Includes interest-only mortgage backed securities of $279 and $408 as of September 30, 2013 and December 31, 2012, respectively, recorded at fair value with fair value changes recorded in securities gains, net and securities gains, net-non-qualifying hedges on mortgage servicing rights in the Condensed Consolidated Statements of Income.
(b)	Other bonds, notes, and debentures consist of non-agency mortgage-backed securities, certain other asset-backed securities (primarily automobile and commercial loan-backed securities) and corporate bond securities.
(c)	Other securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Available-for-sale securities on an amortized cost basis increased $3.1 billion, or 21%, from December 31, 2012 primarily due to an increase in agency mortgage-backed securities and other bonds, notes, and debentures partially offset by a decrease in U.S. Government sponsored agencies. Agency mortgage-backed securities increased $2.7 billion, or 33%, from December 31, 2012 due to $11.3 billion in purchases of agency mortgage-backed securities partially offset by $6.5 billion in sales and $2.1 billion in paydowns on the portfolio during the nine months ended September 30, 2013. Other bonds, notes, and debentures increased $612 million, or 19%, due to the purchase of $1.5 billion of asset backed securities, collateralized loan obligations and collateralized mortgage backed securities partially offset by the sale of $799 million of asset backed securities, collateralized loan obligations and corporate bonds and $128 million of paydowns and TruPS that were called during the nine months ended September 30, 2013. U.S. Government sponsored agencies securities decreased $206 million, or 12%, primarily due to approximately $204 million of agency debentures that were called in the second and third quarter of 2013.

Available-for-sale securities on an amortized cost basis were 16% and 14% of total interest-earning assets at September 30, 2013 and December 31, 2012, respectively. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 6.1 years at September 30, 2013 compared to 3.8 years at December 31, 2012. In addition, at September 30, 2013, the available-for-sale securities portfolio had a weighted-average yield of 3.24%, compared to 3.30% at December 31, 2012.

Information presented in Table 14 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale securities portfolio were $415 million at September 30, 2013 compared to $636 million at December 31, 2012. The decrease from December 31, 2012 was primarily due to the sale of available-for-sale and other securities and an increase in interest rates during 2013. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase or when credit spreads widen.

TABLE 14: Characteristics of Available-for-Sale and Other Securities

As of September 30, 2013 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and government agencies:
Average life 1 – 5 years	$25	25	2.9	0.82%
Average life 5 – 10 years	1	1	5.7	1.50

Total	26	26	3.0	0.83
U.S. Government sponsored agencies:
Average life 1 – 5 years	1,524	1,653	3.3	3.65

Total	1,524	1,653	3.3	3.65
Obligations of states and political subdivisions:(a)
Average life of one year or less	7	7	0.1	0.12
Average life 1 – 5 years	127	129	2.9	2.32
Average life 5 – 10 years	56	57	6.9	4.88
Average life greater than 10 years	11	12	11.1	5.02

Total	201	205	4.4	3.10
Agency mortgage-backed securities:
Average life of one year or less	273	282	0.7	5.52
Average life 1 – 5 years	2,808	2,891	4.1	3.55
Average life 5 – 10 years	7,591	7,690	7.1	3.49
Average life greater than 10 years	477	490	12.9	3.96

Total	11,149	11,353	6.5	3.57
Other bonds, notes and debentures:
Average life of one year or less	230	238	0.4	1.45
Average life 1 – 5 years	1,691	1,732	3.2	1.91
Average life 5 – 10 years	1,298	1300	7.2	2.60
Average life greater than 10 years	554	569	15.2	1.87

Total	3,773	3,839	6.2	2.11
Other securities	992	1,004

Total available-for-sale and other securities	$17,665	18,080	6.1	3.24%

(a)	Taxable-equivalent yield adjustments included in the above table are 0.03%, 0.01%, 0.89%, 1.74% and 0.35% for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 69% and 71% of the Bancorp’s asset funding base at September 30, 2013 and December 31, 2012, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 15: Deposits

	September 30, 2013		December 31, 2012
		% of		% of
($ in millions)	Balance	Total	Balance	Total
Demand	$30,153	32	30,023	34
Interest checking	23,527	25	24,477	27
Savings	17,583	19	19,879	22
Money market	10,433	11	6,875	8
Foreign office	1,409	1	885	1

Transaction deposits	83,105	88	82,139	92
Other time	3,524	4	4,015	4

Core deposits	86,629	92	86,154	96
Certificates-$100,000 and over	7,497	8	3,284	4
Other	—	—	79	—

Total deposits	$94,126	100	89,517	100

Core deposits increased $475 million, or one percent, from December 31, 2012 driven by an increase of $966 million, or one percent, in transaction deposits, partially offset by a decrease of $491 million, or 12%, in other time deposits. Total transaction deposits increased from December 31, 2012 due to an increase in money market deposits and foreign office deposits partially offset by a decrease in interest checking deposits and saving deposits. Money market deposits increased $3.6 billion, or 52%, from December 31, 2012 partially driven by account migration from savings deposits which decreased $2.3 billion, or 12%. The remaining increase in money market deposits was due to an increase in consumer average balances per account. Interest checking deposits decreased $950 million, or four percent, primarily due to account migration to demand deposit accounts. Demand deposit accounts remained relatively flat increasing $130 million from December 31, 2012. The account migration from interest checking deposits to demand deposit accounts was offset by balance migration to foreign office deposits, which increased $524 million, or 59%, from December 31, 2012 and a decrease in commercial average interest checking balances per account from December 31, 2012. These balances were elevated as of December 31, 2012 due to uncertainty over tax increases and U.S. fiscal policy. The decrease in other time deposits from December 31, 2012 was primarily the result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts.

The Bancorp uses certificates $100,000 and over as a method to fund earning assets. At September 30, 2013, certificates $100,000 and over increased $4.2 billion compared to December 31, 2012 due to the diversification of funding sources through the issuance of retail and institutional certificates of deposits during 2013.

The following table presents average deposits for the three months ending:

TABLE 16: Average Deposits

	September 30, 2013		September 30, 2012
		% of		% of
($ in millions)	Balance	Total	Balance	Total
Demand	$30,655	32	27,127	32
Interest checking	23,116	25	22,967	27
Savings	18,026	19	21,283	25
Money market	9,693	10	4,776	6
Foreign office	1,755	2	1,345	1

Transaction deposits	83,245	88	77,498	91
Other time	3,676	4	4,224	5

Core deposits	86,921	92	81,722	96
Certificates-$100,000 and over	7,315	8	3,016	4
Other	17	—	32	—

Total average deposits	$94,253	100	84,770	100

On an average basis, core deposits increased $5.2 billion, or six percent, from September 30, 2012 due to an increase of $5.7 billion, or seven percent, in average transaction deposits partially offset by a decrease of $548 million, or 13%, in average other time deposits. The increase in average transaction deposits was driven by an increase in average demand deposits and average money market deposits partially offset by a decrease in average savings deposits. Average demand deposits increased $3.5 billion, or 13%, from September 30, 2012 due to an increase in average balances per account for consumer customers, new product offerings, and new commercial deposit growth. Average money market deposits increased $4.9 billion from September 30, 2012 primarily due to account migration from savings deposits which decreased $3.3 billion, or 15%, from September 30, 2012 and account migration from interest checking deposits. Despite the migration to money market deposits, average interest checking deposits remained relatively flat increasing $149 million, or one percent, from September 30, 2012, primarily due to new commercial customer accounts. The remaining increase in average money market deposits is due to an increase in the average balance per account. Average other time deposits decreased $548 million, or 13%, from September 30, 2012 primarily as a result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts. Average certificates $100,000 and over increased $4.3 billion from September 30, 2012 due to the diversification of funding sources through the issuance of retail and institutional certificates of deposits during 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other time deposits and certificates $100,000 and over totaled $11.0 billion and $7.3 billion at September 30, 2013 and December 31, 2012, respectively. All of these deposits were interest-bearing.

The contractual maturities of certificates $100,000 and over as of September 30, 2013 are summarized in the following table:

TABLE 17: Contractual Maturities of Certificates—$100,000 and over

($ in millions)	September 30, 2013
Three months or less	$3,151
After three months through six months	1,712
After six months through 12 months	1,728
After 12 months	906

Total	$7,497

The contractual maturities of other time deposits and certificates $100,000 and over as of September 30, 2013 are summarized in the following table:

TABLE 18: Contractual Maturities of Other Time Deposits and Certificates $100,000 and over

($ in millions)	September 30, 2013
Next 12 months	$8,713
13-24 months	1,408
25-36 months	395
37-48 months	238
49-60 months	211
After 60 months	56

Total	$11,021

Borrowings

Total borrowings decreased $2.5 billion, or 17%, from December 31, 2012. Table 19 summarizes the end of period components of total borrowings. As of September 30, 2013, total borrowings as a percentage of interest-bearing liabilities were 16% compared to 19% at December 31, 2012.

TABLE 19: Borrowings

($ in millions)	September 30, 2013	December 31, 2012
Federal funds purchased	$225	901
Other short-term borrowings	3,487	6,280
Long-term debt	8,098	7,085

Total borrowings	$11,810	14,266

Federal funds purchased decreased by $676 million, or 75%, from December 31, 2012 driven by a decrease in excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings decreased $2.8 billion, or 44%, from December 31, 2012 driven by a decrease of $2.6 billion in short-term FHLB borrowings. The level of these borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Long-term debt increased by $1.0 billion, or 14%, from December 31, 2012 primarily driven by the issuance of $1.3 billion of unsecured senior bank notes in the first quarter of 2013 and the issuance of asset-backed securities by a consolidated VIE of $1.3 billion related to an automobile loan securitization in the third quarter of 2013, partially offset by the maturity of $1.3 billion of senior notes in the second quarter of 2013 and $221 million of declines due to fair value adjustments on hedged subordinated debt. For additional information regarding long-term debt and the automobile securitization, see Note 9 and Note 13 of the Notes to Condensed Consolidated Financial Statements.

The following table presents average borrowings for the three months ending:

TABLE 20: Average Borrowings

($ in millions)	September 30, 2013	September 30, 2012
Federal funds purchased	$464	664
Other short-term borrowings	1,675	4,856
Long-term debt	7,453	8,863

Total average borrowings	$9,592	14,383

Average total borrowings decreased $4.8 billion, or 33%, compared to September 30, 2012, primarily due to decreases in average other short-term borrowings, average long-term debt and average federal funds purchased. The level of average other short-term borrowings and average federal funds purchased can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. The decrease in average long-term debt was driven by the redemption of certain TruPS and long-term FHLB borrowings in the third quarter of 2012 partially offset by the issuance of unsecured senior bank notes. Information on the average rates paid on borrowings is discussed in the net interest income section of the MD&A. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Additional detailed financial information on each business segment is included in Note 22 of the Notes to Condensed Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices or businesses change.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2013 to reflect the current market rates and updated duration assumptions. These rates were generally higher than those in place during 2012, thus net interest income for deposit providing businesses was positively impacted for the three and nine months ended September 30, 2013.

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

Net income by business segment is summarized in the following table:

TABLE 21: Business Segment Net Income Available to Common Shareholders

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2013	2012	2013	2012
Income Statement Data
Commercial Banking	$206	182	$591	486
Branch Banking	71	46	180	125
Consumer Lending	15	54	151	136
Investment Advisors	20	16	45	32
General Corporate & Other	109	66	457	400

Net income	421	364	1,424	1,179
Less: Net income attributable to noncontrolling interests	—	1	(9)	1

Net income attributable to Bancorp	421	363	1,433	1,178
Dividends on preferred stock	—	9	18	26

Net income available to common shareholders	$421	354	$1,415	1,152

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 22: Commercial Banking

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2013	2012	2013	2012
Income Statement Data
Net interest income (FTE)(a)	$379	358	$1,110	1,062
Provision for loan and lease losses	37	45	116	181
Noninterest income:
Corporate banking revenue	98	96	295	286
Service charges on deposits	61	57	179	166
Other noninterest income	46	30	115	85
Noninterest expense:
Salaries, incentives and benefits	63	60	207	198
Other noninterest expense	224	211	637	631

Income before taxes	260	225	739	589
Applicable income tax expense(a)(b)	54	43	148	103

Net income	$206	182	$591	486

Average Balance Sheet Data
Commercial loans, including held for sale	$45,204	41,463	$44,760	41,073
Demand deposits	15,720	14,796	14,975	14,706
Interest checking	6,648	7,094	6,821	7,729
Savings and money market	4,170	2,566	4,017	2,612
Certificates-$100,000 and over	1,281	1,782	1,280	1,829
Foreign office deposits and other deposits	1,718	1,316	1,394	1,329

(a)	Includes FTE adjustments of $5 and $4 for the three months ended September 30, 2013 and 2012, respectively, and $15 and $13 for the nine months ended September 30, 2013 and 2012, respectively.
(b)	Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Net income was $206 million for the three months ended September 30, 2013, compared to net income of $182 million for the three months ended September 30, 2012. The increase was driven by increases in noninterest income and net interest income and a decrease in the provision for loan and lease losses, partially offset by an increase in noninterest expense. For the nine months ended September 30, 2013, net income was $591 million compared to $486 million for the same period of the prior year. The increase was driven by a decrease in the provision for loan and lease losses, increases in noninterest income and net interest income, partially offset by an increase in noninterest expense.

Net interest income increased $21 million and $48 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year. The increases were primarily driven by growth in average commercial and industrial portfolio loans, a decrease in the FTP charges on loans and an increase in FTP credits due to an increase in savings and money market deposits, partially offset by a decline in yields of 32 bps and 28 bps on average commercial loans for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.

Provision for loan and lease losses decreased $8 million and $65 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year as a result of improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 32 bps for the three months ended September 30, 2013 compared to 43 bps for the same period of the prior year and decreased to 35 bps for the nine months ended September 30, 2013 compared to 59 bps for the same period of the prior year.

Noninterest income increased $22 million and $52 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year due to increases in service charges on deposits, corporate banking revenue and other noninterest income. Service charges on deposits increased $4 million and $13 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year primarily driven by commercial deposit revenue which increased due to fee repricing and the acquisition of new customers. Corporate banking revenue increased $2 million and $9 million for the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. The increase compared to the three months ended September 30, 2012 was primarily due to a $9 million increase in syndication fees partially offset by a decrease of $5 million in lease remarketing fees. The increase compared to the nine months ended September 30, 2012 was primarily due to a $13 million increase in syndication fees partially offset by a $4 million decrease in letter of credit fees. The increases in other noninterest income were driven by increases in gains on private equity investments, decreases in valuation adjustments on OREO, increases in operating lease income and decreases in valuation adjustments on loans held for sale for the three and nine months ended September 30, 2013 compared to the same periods of the prior year, partially offset by decreases in gains on loan sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $16 million for the three months ended September 30, 2013 compared to the same period of the prior year primarily driven by increases in other noninterest expense. The increase in other noninterest expense was primarily due to a $7 million increase in impairment on affordable housing investments and a $4 million increase in operating lease expense. Noninterest expense increased $15 million for the nine months ended September 30, 2013 compared to the same period of the prior year driven by increases in salaries, incentives and benefits and other noninterest expense. Salaries, incentives and benefits increased $9 million due to an increase in base and incentive compensation primarily driven by improved production levels. The increase in other noninterest expense was primarily due to a $9 million increase in both operating lease expense and impairment on affordable housing investments, partially offset by a decrease in corporate overhead allocations.

Average commercial loans increased $3.7 billion for both the three and nine months ended September 30, 2013 compared to the same periods of the prior year primarily due to an increase in average commercial and industrial loans, partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial portfolio loans increased $4.9 billion for both the three and nine months ended September 30, 2013 compared to the same periods of the prior year as a result of an increase in new origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage portfolio loans decreased $1.2 billion and $1.1 billion for the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year due to continued run-off as the level of new originations was less than the repayments of the existing portfolio.

Average core deposits increased $2.5 billion and $829 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year. The increase for the three months ended September 30, 2013 was primarily driven by strong growth in savings and money market deposits, which increased $1.6 billion, and demand deposits, which increased $924 million, compared to the same period of the prior year, partially offset by a decrease in interest checking deposits of $446 million. The increase for the nine months ended September 30, 2013 was primarily driven by strong growth in savings and money market deposits, which increased $1.4 billion, and demand deposits, which increased $269 million, compared to the same period of the prior year, partially offset by a decrease in interest checking deposits of $908 million.

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

The following table contains selected financial data for the Branch Banking segment:

TABLE 23: Branch Banking

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2013	2012	2013	2012
Income Statement Data
Net interest income	$374	344	$1,079	1,021
Provision for loan and lease losses	52	71	162	226
Noninterest income:
Service charges on deposits	78	70	226	219
Card and processing revenue	74	72	215	202
Investment advisory revenue	36	33	110	96
Other noninterest income	29	28	85	81
Noninterest expense:
Salaries, incentives and benefits	146	142	442	435
Net occupancy and equipment expense	61	61	182	180
Card and processing expense	31	29	91	86
Other noninterest expense	192	173	560	499

Income before taxes	109	71	278	193
Applicable income tax expense	38	25	98	68

Net income	$71	46	$180	125

Average Balance Sheet Data
Consumer loans, including held for sale	$15,317	14,951	$15,210	14,879
Commercial loans, including held for sale	4,556	4,546	4,538	4,585
Demand deposits	12,873	10,289	12,485	9,796
Interest checking	8,930	9,272	8,945	9,286
Savings and money market	22,747	22,717	22,848	22,766
Other time and certificates-$100,000 and over	4,635	5,292	4,821	5,470

Net income was $71 million for the three months ended September 30, 2013, compared to net income of $46 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, net income was $180 million compared to $125 million for the same period of the prior year. Both increases were driven by an increase in net interest income and noninterest income and a decline in the provision for loan and lease losses, partially offset by an increase in noninterest expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income increased $30 million and $58 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year. The primary drivers of the increases were decreases in the FTP charge rates on loans and leases, increases in the FTP credits for savings products, and a decline in interest expense on core deposits due to favorable shifts from certificates of deposit to lower cost transaction deposits. These increases were partially offset by lower yields on average commercial loans.

Provision for loan and lease losses for the three months ended September 30, 2013 decreased $19 million compared to the third quarter of 2012, and declined $64 million for the nine months ended September 30, 2013 compared to the same period of the prior year as a result of improved credit trends. Net charge-offs as a percent of average loans and leases decreased to 104 bps for the three months ended September 30, 2013 compared to 145 bps for the three months ended September 30, 2012 and decreased to 109 bps for the nine months ended September 30, 2013 compared to 156 bps for the same period of the prior year.

Noninterest income increased $14 million and $38 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year. These increases were primarily driven by higher investment advisory revenue, higher card and processing revenue and higher service charges on deposits. Investment advisory revenue increased $3 million and $14 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to increased securities and brokerage fees due to an increase in equity and bond market values coupled with increased private client service fees, partially offset by a decrease in mutual fund fees. Card and processing revenue increased $2 million and $13 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to higher transaction volumes, higher levels of consumer spending and the benefit of new products. Service charges on deposits increased $8 million and $7 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to an increase in account maintenance fees due to new deposit product offerings.

Noninterest expense increased $25 million and $75 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year, primarily driven by increases in other noninterest expense, which increased $19 million and $61 million, respectively. The increases in other noninterest expense for the three and nine months ended September 30, 2013 were primarily due to increases in corporate overhead allocations.

Average consumer loans increased $366 million for the three months ended 2013 and $331 million for the nine months ended September 30, 2013 compared to the same periods in the prior year. These increases were primarily due to increases in average residential mortgage portfolio loans of $1.0 billion and $984 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year due to an increase in originations due to a low interest rate environment in the first half of 2013. The increases in average residential mortgage portfolio loans were partially offset by decreases in average home equity portfolio loans of $793 million and $743 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year as payoffs exceeded new loan production.

Average core deposits increased $1.7 billion and $1.9 billion for the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year as the growth in demand deposits due to excess customer liquidity and historically low interest rates outpaced the run-off of higher priced other time deposits.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table contains selected financial data for the Consumer Lending segment:

TABLE 24: Consumer Lending

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2013	2012	2013	2012
Income Statement Data
Net interest income	$76	77	$246	234
Provision for loan and lease losses	20	38	71	140
Noninterest income:
Mortgage banking net revenue	118	197	563	577
Other noninterest income	18	15	52	35
Noninterest expense:
Salaries, incentives and benefits	49	58	182	169
Other noninterest expense	119	109	374	327

Income before taxes	24	84	234	210
Applicable income tax expense	9	30	83	74

Net income	$15	54	$151	136

Average Balance Sheet Data
Residential mortgage loans, including held for sale	$9,938	10,163	$10,613	10,024
Home equity	547	633	571	652
Automobile loans, including held for sale	11,474	11,159	11,402	11,156
Other consumer loans and leases	13	11	16	37

Net income was $15 million and $151 million for the three and nine months ended September 30, 2013 compared to net income of $54 million and $136 million, respectively, for the same periods in the prior year. For the three months ended September 30, 2013, the decrease in net income was primarily driven by a decrease in noninterest income, partially offset by a decline in provision for loan and lease losses. For the nine months ended September 30, 2013, the increase in net income was driven by a decline in provision for loan and lease losses, and increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.

Net interest income decreased $1 million and increased $12 million for the three and nine months ended September 30, 2013 compared to the same periods in the prior year. The decrease for the three months ended September 30, 2013 was primarily driven by lower yields on average automobile loans and average residential mortgage loans, and a decrease in average residential mortgage loans, partially offset by an increase in average automobile loans. The increase for the nine months ended September 30, 2013 was primarily driven by increases in average automobile loans and average residential mortgage loans, partially offset by lower yields on average residential mortgage loans and average automobile loans.

Provision for loan and lease losses decreased $18 million and $69 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year, as delinquency metrics and underlying loss trends improved across all consumer loan types. Net charge-offs as a percent of average loans and leases decreased to 40 bps for the three months ended September 30, 2013 compared to 75 bps for the same period of the prior year and decreased to 47 bps for the nine months ended September 30, 2013 compared to 94 bps for the same period of the prior year.

Noninterest income decreased $76 million for the three months ended September 30, 2013 and increased $3 million for the nine months ended September 30, 2013 compared to the same periods of the prior year. The decrease for the three month period was driven by a decrease in mortgage banking net revenue of $79 million, primarily due to a decrease in gains on loan sales of $151 million resulting from an 18% decline in residential mortgage loan originations coupled with lower profit margins on sold residential mortgage loans. The decrease was offset by an increase in net residential mortgage servicing revenue of $72 million, primarily driven by an increase in net valuation adjustments on MSRs and free-standing derivatives entered into to economically hedge the MSRs of $63 million and a decrease in servicing rights amortization of $9 million. The $3 million increase for the nine months ended September 30, 2013 was primarily due to an increase in other noninterest income of $17 million partially offset by a decrease of $14 million in mortgage banking net revenue. The increase in other noninterest income was primarily due to an $11 million increase in securities gains and a $6 million decrease in losses on the sale of OREO. The decrease in mortgage banking net revenue was primarily due to a decrease in gains on loan sales of $190 million, partially offset by a $176 million increase in net residential mortgage servicing revenue. The increase in net residential mortgage servicing revenue was driven by an increase of $184 million in net valuation adjustments on MSRs and free-standing derivatives entered into to economically hedge the MSRs, partially offset by an $8 million increase in servicing rights amortization.

Noninterest expense increased $1 million and $60 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year. The $1 million increase for the three months ended September 30, 2013 was due to an increase of $10 million in other noninterest expense partially offset by a decrease of $9 million in salaries, incentives and benefits. The $60 million increase for the nine months ended September 30, 2013 was due to an increase of $47 million in other noninterest expense and an increase of $13 million in salaries, incentives and benefits. The decrease in salaries, incentives and benefits for the three months ended September 30, 2013 was due to a decline in mortgage loan originations during the period. The increase in salaries, incentives and benefits for the nine months ended September 30, 2013 was due to higher mortgage loan originations during the period. For both periods, the increases in other noninterest expense were primarily due to higher legal settlements and reserves expense and an increase in corporate overhead allocations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average consumer loans and leases increased $6 million and $733 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year. Average residential mortgage loans, including held for sale, decreased $225 million for the three months ended September 30, 2013 due to a decrease in originations in the current quarter. Average residential mortgage loans, including held for sale, increased $589 million for the nine months ended September 30, 2013 due to the strong refinancing activity that occurred in the first half of 2013. Average automobile loans, including held for sale, increased $315 million and $246 million for the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012 due to an increase in originations. Average home equity portfolio loans decreased $86 million and $81 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production. Average other consumer loans and leases increased $2 million and decreased $21 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2013 was due to an increase in average other consumer loans partially offset by a decrease in average consumer leases due to run-off as the Bancorp discontinued automobile leasing in 2008. The decrease for the nine months ended September 30, 2013 was due to a decrease in average consumer leases due to the previously mentioned run-off in automobile leasing partially offset by an increase in average other consumer loans.

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

The following table contains selected financial data for the Investment Advisors segment:

TABLE 25: Investment Advisors

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2013	2012	2013	2012
Income Statement Data
Net interest income	$38	30	$109	87
Provision for loan and lease losses	—	3	1	9
Noninterest income:
Investment advisory revenue	95	90	289	275
Other noninterest income	4	17	16	27
Noninterest expense:
Salaries, incentives and benefits	39	39	120	123
Other noninterest expense	68	70	224	208

Income before taxes	30	25	69	49
Applicable income tax expense	10	9	24	17

Net income	$20	16	$45	32

Average Balance Sheet Data
Loans and leases	$2,026	1,839	$1,978	1,883
Core deposits	8,712	7,714	8,595	7,527

Net income was $20 million for the three months ended September 30, 2013 compared to net income of $16 million for the three months ended September 30, 2012. The increase was driven primarily by an increase in net interest income and a decline in the provision for loan and lease losses, partially offset by a decrease in noninterest income. For the nine months ended September 30, 2013, net income was $45 million compared to $32 million for the same period of the prior year. The increase was driven by an increase in net interest income, a decline in the provision for loan and lease losses and an increase in noninterest income, partially offset by an increase in noninterest expense. Net interest income increased $8 million and $22 million for the three and nine months ended September 30, 2013 due to an increase in FTP credits resulting from an increase in interest checking deposits.

Provision for loan and leases losses decreased $3 million and $8 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year as a result of improved credit trends. Net charge-offs as a percent of average loans and leases decreased to 10 bps for the nine months ended September 30, 2013 compared to 63 bps for the same period of the prior year.

Noninterest income decreased $8 million and increased $3 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year. The $8 million decrease for the three months ended September 30, 2013 was primarily due to the gain on the sale of contracts due to certain FTAM funds which were sold in the third quarter of 2012, partially offset by an increase in private client service fees and an increase in securities and brokerage fees due to an increase in equity and bond market values. The $3 million increase for the nine months ended September 30, 2013 was driven by an increase in securities and brokerage fees due to an increase in equity and bond market values and an increase in private client service fees. These increases were partially offset by the gain on the previously mentioned sale of certain FTAM funds in the third quarter of 2012.

Noninterest expense decreased $2 million and increased $13 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year. The decrease for the three months ended September 30, 2013 was primarily driven by a $4 million recovery of previously recognized fraud losses partially offset by an increase in corporate overhead allocations. The increase for the nine months ended September 30, 2013 was primarily due to an increase in corporate overhead allocations and a $6 million increase in fraud loss.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average loans and leases increased $187 million for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to increases in commercial and industrial, residential mortgage and other consumer loans, partially offset by a decrease in commercial mortgage loans. Average loans and leases increased $95 million for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to increases in other consumer, commercial and industrial, residential mortgage and home equity loans, partially offset by a decrease in commercial mortgage loans. Average core deposits increased $998 million, or 13%, and $1.1 billion, or 14%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods of the prior year primarily due to growth in interest checking as customers have opted to maintain excess funds in liquid transaction accounts as a result of the low interest rate environment. For the nine months ended September 30, 2013, the growth in interest checking was partially offset by account migration from foreign office deposits.

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

Results for the three months and nine months ended September 30, 2013 were impacted by a benefit of $58 million and $174 million, respectively, due to reductions in the ALLL. The decrease in provision expense was due to a decrease in nonperforming loans and improvements in delinquency metrics and underlying loss trends. Net interest income for the three months ended September 30, 2013 was $31 million compared to $98 million in the same period of the prior year. Net interest income for the nine months ended September 30, 2013 was $132 million compared to $305 million in the same period of the prior year. Both decreases in net interest income were primarily due to an increase in the FTP charge on loans partially offset by a decrease in interest expense on long-term debt. The increase in noninterest income for both periods was primarily due to gains of $242 million and $85 million on the sale of Vantiv, Inc. shares in the second and third quarter of 2013, respectively, compared to a $115 million gain from the Vantiv, Inc. IPO recognized in the first quarter of 2012. In addition, the positive valuation adjustments on the stock warrants associated with Vantiv Holding, LLC increased $22 million and $31 million, respectively, for the three and nine months ended September 30, 2013 from the comparable prior year periods. Additionally, the equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $7 million compared to the three months ended September 30, 2012 and increased $27 million compared to the nine months ended September 30, 2012. The decrease for the three months ended September 30, 2013 was due to the decrease in the Bancorp’s ownership percentage of Vantiv Holding, LLC from 39% as of September 30, 2012 to 25% as of September 30, 2013 primarily due to the previously mentioned share sales. The increase for the nine months ended September 30, 2013 was primarily due to $34 million in debt termination charges incurred in the first quarter of 2012 related to Vantiv Holding, LLC’s debt refinancing which was included in equity method earnings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RISK MANAGEMENT – OVERVIEW

Managing risk is an essential component of successfully operating a financial services company. The Bancorp’s risk management approach includes processes for identifying, assessing, managing, monitoring and reporting risks. The ERM division and the Bancorp Credit division, led by the Bancorp’s Chief Risk and Credit Officer, ensure the consistency and adequacy of the Bancorp’s risk management approach within the structure of the Bancorp’s affiliate operating model. In addition, the Internal Audit division provides an independent assessment of the Bancorp’s internal control structure and related systems and processes.

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

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line of business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of five outside directors and has the responsibility for the oversight of risk management for the Bancorp, as well as for the Bancorp’s overall aggregate risk profile. The Risk and Compliance Committee of the Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. The primary committee responsible for the oversight of risk management is the ERMC. Committees

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

accountable to the ERMC, which support the core risk programs, are the Corporate Credit Committee, the Operational Risk Committee, the Management Compliance Committee, the Asset/Liability Committee and the Enterprise Marketing Committee. Other committees accountable to the ERMC oversee the ALLL, capital, liquidity, market risk and community reinvestment act/fair lending functions. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

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

The following tables provide a summary of potential problem loans:

TABLE 26: Potential Problem Loans

As of September 30, 2013 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,442	1,445	1,779
Commercial mortgage	592	595	594
Commercial construction	48	48	56
Commercial leases	41	41	41

Total	$2,123	2,129	2,470

TABLE 27: Potential Problem Loans

As of December 31, 2012 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,015	1,017	1,212
Commercial mortgage	848	849	851
Commercial construction	87	87	100
Commercial leases	9	9	9

Total	$1,959	1,962	2,172

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

The economy showed signs of modest improvement in the first half of 2013, however, the third quarter saw a slight reduction in that trend. Risks remain that could continue to impact the economy’s growth rate. Domestic concerns are focused on the political issues surrounding raising the debt limit and authorizing spending measures to keep the government running, business uncertainty about the implementation of the Affordable Care Act and extended high unemployment. Global issues include: European sovereign debt concerns, slower growth in China and persistent fears regarding the Middle East. The U.S. housing industry is maintaining an upward course and is adding to overall job gains. Geographically, the Bancorp continues to experience the most stress in Michigan and Florida due to previous declines in real estate values. Real estate value deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in 2007 and new commercial non-owner occupied real estate lending in 2008, discontinued the origination of brokered home equity products at the end of 2007 and tightened underwriting standards across both the commercial and consumer loan product offerings. With the stabilization of certain real estate markets, the Bank began to selectively originate new homebuilder and developer lending and non-owner occupied commercial lending real estate in the third quarter of 2011. Since the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries, the Bancorp has sold certain consumer loans and sold or transferred to held for sale certain commercial loans. The Bancorp continues to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, as well as utilizing commercial and consumer loan workout teams. For commercial and consumer loans owned by the Bancorp, loan modification strategies are developed that are workable for both the borrower and the Bancorp when the borrower displays a willingness to cooperate. These strategies typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP 2.0 programs. For loans refinanced under the HARP 2.0 program, the Bancorp strictly adheres to the underwriting requirements of the program and promptly sells the refinanced loan back to the agencies. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics. The Bancorp participates in trial modifications in conjunction with the HAMP program for loans it services for FHLMC and FNMA. As these trial modifications relate to loans serviced for others, they are not included in the Bancorp’s troubled debt restructurings as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loan. As of September 30, 2013, repurchased loans restructured or refinanced under these programs were immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Additionally, as of September 30, 2013, $144 million of loans refinanced under HARP 2.0 were included in loans held for sale in the Bancorp’s Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2013, the Bancorp recognized $11 million and $89 million of noninterest income in mortgage banking net revenue in the Bancorp’s Condensed Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP 2.0 programs.

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

TABLE 28: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of September 30, 2013 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner occupied loans	$245	303	2,115
Commercial mortgage non-owner occupied loans	306	415	1,516

Total	$551	718	3,631

TABLE 29: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of December 31, 2012 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner occupied loans	$390	302	2,325
Commercial mortgage non-owner occupied loans	450	605	1,955

Total	$840	907	4,280

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 30: Commercial Loan and Lease Portfolio (excluding loans held for sale)

	September 30, 2013			December 31, 2012
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Manufacturing	$10,125	19,449	80	$9,982	18,414	58
Financial services and insurance	5,905	13,528	35	4,886	12,062	54
Real estate	4,877	6,691	94	5,588	6,840	198
Business services	4,759	7,168	65	4,600	6,917	56
Wholesale trade	4,257	7,977	18	4,042	7,401	26
Healthcare	4,062	6,045	28	4,079	6,094	14
Transportation and warehousing	3,189	4,478	1	3,105	4,222	3
Retail trade	3,011	6,466	21	2,624	5,699	38
Construction	1,902	3,105	47	1,995	3,254	105
Communication and information	1,745	3,123	4	1,547	2,631	19
Mining	1,575	3,121	42	1,683	2,767	—
Accommodation and food	1,562	2,369	9	1,478	2,160	17
Entertainment and recreation	1,135	1,833	7	914	1,393	11
Other services	996	1,406	29	1,156	1,517	42
Utilities	609	2,117	—	608	2,009	—
Public administration	519	766	—	441	693	—
Agribusiness	355	489	31	376	527	44
Individuals	165	198	10	281	335	12
Other	4	4	—	3	2	—

Total	$50,752	90,333	521	$49,388	84,937	697

By loan size:
Less than $200,000	2%	1	8	2%	1	9
$200,000 to $1 million	5	4	20	6	5	22
$1 million to $5 million	13	11	23	15	12	28
$5 million to $10 million	10	8	14	11	9	13
$10 million to $25 million	26	24	29	27	25	24
Greater than $25 million	44	52	6	39	48	4

Total	100%	100	100	100%	100	100

By state:
Ohio	20%	22	12	20%	24	13
Michigan	10	8	14	11	10	17
Illinois	7	8	8	8	8	8
Florida	7	6	17	7	6	19
Indiana	5	5	11	5	5	11
Kentucky	3	3	4	4	3	4
North Carolina	3	3	1	3	3	2
Tennessee	3	3	1	3	3	5
Pennsylvania	3	3	6	3	2	1
All other states	39	39	26	36	36	20

Total	100%	100	100	100%	100	100

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas. The following tables provide analysis of each of the categories of loans (excluding loans held for sale) by state as of and for the three and nine months ended September 30, 2013 and 2012:

TABLE 31: Non-Owner Occupied Commercial Real Estate(a)

As of September 30, 2013 ($ in millions)					Net Charge-offs (Recoveries) for September 30, 2013
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,037	1,250	—	20	(2)	12
Michigan	882	945	—	28	(1)	2
Florida	517	644	—	7	—	3
Illinois	378	595	—	11	(1)	1
Indiana	194	227	—	9	—	—
North Carolina	172	305	—	4	—	1
All other states	1,062	1,646	—	3	1	1

Total	$4,242	5,612	—	82	(3)	20

(a)	Included in commercial mortgage and commercial construction loans on the Condensed Consolidated Balance Sheets.

TABLE 32: Non-Owner Occupied Commercial Real Estate(a)

As of September 30, 2012 ($ in millions)					Net Charge-offs (Recoveries) for September 30, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,307	1,411	—	50	6	16
Michigan	1,203	1,238	—	66	5	27
Florida	619	651	—	49	7	20
Illinois	416	446	—	26	3	9
Indiana	307	311	—	12	1	2
North Carolina	217	271	1	13	—	3
All other states	863	1,062	—	37	1	(4)

Total	$4,932	5,390	1	253	23	73

(a)	Included in commercial mortgage and commercial construction loans on the Condensed Consolidated Balance Sheets.

TABLE 33: Homebuilder and Developer(a)

As of September 30, 2013 ($ in millions)					Net Charge-offs (Recoveries) for September 30, 2013
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$96	129	—	7	(1)	—
Michigan	37	44	—	4	—	(1)
Illinois	25	25	—	6	—	—
North Carolina	24	29	—	—	—	—
Indiana	15	16	—	6	—	—
Florida	4	17	—	—	—	—
All other states	25	86	—	1	—	1

Total	$226	346	—	24	(1)	—

(a)	Homebuilder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $57 and a total exposure of $130 are also included in Table 31: Non-Owner Occupied Commercial Real Estate.

TABLE 34: Homebuilder and Developer(a)

As of September 30, 2012 ($ in millions)					Net Charge-offs for September 30, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$170	226	—	9	1	7
Michigan	64	77	—	3	1	6
Illinois	29	32	—	9	1	3
North Carolina	17	25	—	5	—	1
Indiana	20	22	—	9	—	—
Florida	38	61	—	5	—	11
All other states	38	40	—	6	—	—

Total	$376	483	—	46	3	28

(a)	Homebuilder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $151 and a total exposure of $236 are also included in Table 32: Non-Owner Occupied Commercial Real Estate.

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

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination:

TABLE 35: Residential Mortgage Portfolio Loans by LTV at Origination

	September 30, 2013		December 31, 2012
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 80%	$9,430	65.1%	$8,993	65.8%
LTV > 80%, with mortgage insurance	1,195	93.8	1,165	93.6
LTV > 80%, no mortgage insurance	1,909	95.9	1,859	95.6

Total	$12,534	72.6%	$12,017	73.1%

The following tables provide analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 36: Residential Mortgage Portfolio Loans, LTV Greater Than 80%, No Mortgage Insurance

As of September 30, 2013 ($ in millions)				Net Charge-offs for September 30, 2013
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$588	3	20	3	8
Michigan	305	1	8	1	4
Florida	257	1	10	1	3
Illinois	223	1	4	—	1
Indiana	117	1	3	—	1
North Carolina	98	—	2	—	1
Kentucky	84	—	4	—	2
All other states	237	—	2	—	—

Total	$1,909	7	53	5	20

TABLE 37: Residential Mortgage Portfolio Loans, LTV Greater Than 80%, No Mortgage Insurance

As of September 30, 2012 ($ in millions)				Net Charge-offs for September 30, 2012
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$611	3	23	3	11
Michigan	313	1	11	3	9
Florida	260	1	17	3	12
Illinois	181	2	4	1	2
North Carolina	116	—	5	1	3
Indiana	115	1	4	—	1
Kentucky	89	—	2	—	1
All other states	174	1	5	1	3

Total	$1,859	9	71	12	42

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

The home equity portfolio is managed in two primary groups: loans outstanding with a LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $3.3 billion and $6.0 billion, respectively, as of September 30, 2013. Of the total outstanding home equity loans:

•	82% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois;

•	33% are in senior lien positions and 67% are in junior lien positions at September 30, 2013;

•	Over 80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended September 30, 2013; and

•	The portfolio had an average refreshed FICO score of 735 at September 30, 2013 and December 31, 2012.

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

The following table provides an analysis of home equity loans outstanding disaggregated based upon refreshed FICO score:

TABLE 38: Home Equity Loans Outstanding by Refreshed FICO Score

	September 30, 2013		December 31, 2012
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO < 620	$212	2%	$224	2%
FICO 621-719	632	7	653	6
FICO > 720	2,259	24	2,374	24

Total Senior Liens	3,103	33	3,251	32
Junior Liens:
FICO < 620	594	6	661	7
FICO 621-719	1,716	19	1,817	18
FICO > 720	3,943	42	4,289	43

Total Junior Liens	6,253	67	6,767	68

Total	$9,356	100%	$10,018	100%

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding in a first and second lien position by LTV at origination:

TABLE 39: Home Equity Loans Outstanding by LTV at Origination

	September 30, 2013		December 31, 2012
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
Senior Liens:
LTV ≤ 80%	$2,650	54.9%	$2,763	54.9%
LTV > 80%	453	88.9	488	88.9

Total Senior Liens	3,103	60.0	3,251	60.2
Junior Liens:
LTV ≤ 80%	3,374	67.4	3,602	67.3
LTV > 80%	2,879	91.4	3,165	91.6

Total Junior Liens	6,253	80.3	6,767	80.5

Total	$9,356	73.0%	$10,018	73.4%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide analysis of home equity loans by state with LTV greater than 80%:

TABLE 40: Home Equity Loans Outstanding with LTV Greater than 80%

As of September 30, 2013 ($ in millions)					Net Charge-offs for September 30, 2013
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,176	1,875	7	6	3	12
Michigan	720	1,013	4	3	3	11
Illinois	394	566	3	2	2	6
Indiana	307	467	2	2	1	3
Kentucky	287	448	1	1	1	3
Florida	119	160	1	2	—	3
All other states	329	440	2	2	1	5

Total	$3,332	4,969	20	18	11	43

TABLE 41: Home Equity Loans Outstanding with LTV Greater than 80%

As of September 30, 2012 ($ in millions)					Net Charge-offs for September 30, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,294	1,972	8	6	6	20
Michigan	818	1,135	7	4	5	19
Illinois	437	620	6	2	4	13
Indiana	359	535	3	2	1	4
Kentucky	339	514	2	1	1	4
Florida	134	178	3	2	2	7
All other states	383	504	3	4	4	13

Total	$3,764	5,458	32	21	23	80

The following table provides an analysis of home equity loans by lien position:

TABLE 42: Home Equity Loans by Lien Position

		90 Days
As of September 30, 2013 ($ in millions)	Outstanding	Past Due	Nonaccrual
Senior Lien Home Equity	$3,103	12	19
Junior Lien Home Equity behind Fifth Third Serviced or Owned Senior Lien	2,282	8	7
Junior Lien Home Equity behind Third Party Serviced Senior Lien	3,971	26	22

Total	$9,356	46	48

Typically, home equity loans are reported on nonaccrual status if principal or interest has been in default for 180 days or more or if the loan has been modified in a TDR and subsequently becomes past due 90 days or more unless the loan is both well secured and in the process of collection. The Bancorp’s policy does not place on nonaccrual status, junior lien home equity loans that are behind delinquent senior lien loans. At September 30, 2013, the Bancorp had $7 million of nonaccrual junior lien home equity loans behind Fifth Third serviced or owned senior lien loans and $16 million of performing junior lien home equity loans behind senior lien loans serviced or owned by Fifth Third which were 90 days or more past due. For junior lien home equity loans, the Bancorp is unable to track the performance of the senior lien loan if it does not service or own the senior lien loan.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of September 30, 2013, 51% of the automobile loan portfolio is comprised of new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile loans outstanding by LTV at origination:

TABLE 43: Automobile Loans Outstanding with LTV at Origination

	September 30, 2013		December 31, 2012
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 100%	$8,340	81.4%	$8,123	81.5%
LTV > 100%	3,732	110.7	3,849	110.8

Total	$12,072	90.8%	$11,972	91.2%

The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100%:

TABLE 44: Automobile Loans Outstanding with LTV Greater than 100%

As of September 30, 2013 ($ in millions)				Net Charge-offs for September 30, 2013
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$382	1	—	—	1
Illinois	209	—	—	—	—
Michigan	195	—	—	—	1
Florida	186	—	—	1	1
Indiana	151	—	—	—	—
Kentucky	125	—	—	—	—
All other states	2,484	3	1	3	7

Total	$3,732	4	1	4	10

TABLE 45: Automobile Loans Outstanding with LTV Greater than 100%

As of September 30, 2012 ($ in millions)				Net Charge-offs for September 30, 2012
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$410	1	—	1	2
Illinois	242	1	—	—	1
Michigan	223	—	—	1	1
Florida	191	—	—	—	—
Indiana	159	—	—	—	1
Kentucky	145	—	—	—	1
All other states	2,507	3	2	2	12

Total	$3,877	5	2	4	18

European Exposure

The Bancorp has no direct sovereign exposure to any European nation as of September 30, 2013. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $3.1 billion and funded exposure was $1.8 billion as of September 30, 2013. Additionally, the Bancorp was within its established country exposure limits for all European countries.

Certain European countries have been experiencing increased levels of stress throughout 2012 and during the nine months ended September 30, 2013 including Greece, Ireland, Italy, Portugal and Spain. The Bancorp’s total exposure to businesses domiciled or owned by companies and financial institutions in these countries was approximately $193 million and funded exposure was $107 million as of September 30, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and financial institutions as of September 30, 2013:

TABLE 46: European Exposure

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure(a)	Funded Exposure
Peripheral Europe(b)	$—	—	10	—	183	107	193	107
Other Eurozone(c)	—	—	45	25	1,847	1,107	1,892	1,132

Total Eurozone	—	—	55	25	2,030	1,214	2,085	1,239
Other Europe(d)	—	—	118	14	879	522	997	536

Total Europe	$—	—	173	39	2,909	1,736	3,082	1,775

(a)	Total exposure includes funded exposure and unfunded commitments, reported net of collateral.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Euro (primarily the United Kingdom and Switzerland).

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

Total nonperforming assets, including loans held for sale, were $1.0 billion at September 30, 2013 compared to $1.3 billion at December 31, 2012. At September 30, 2013, $11 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $29 million at December 31, 2012.

Total nonperforming assets, including loans held for sale, as a percentage of total loans, leases and other assets, including OREO as of September 30, 2013 were 1.15%, compared to 1.48% as of December 31, 2012. Excluding nonaccrual loans held for sale, nonperforming assets as a percentage of portfolio loans, leases and other assets, including OREO were 1.16% as of September 30, 2013, compared to 1.49% as of December 31, 2012. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 59% of nonaccrual loans and leases were secured by real estate as of September 30, 2013 compared with 67% as of December 31, 2012.

Commercial nonperforming loans and leases were $532 million at September 30, 2013, a decrease of $194 million from December 31, 2012 due primarily to the impact of loss mitigation actions and modest improvement in general economic conditions. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at September 30, 2013 decreased $176 million compared to December 31, 2012.

Consumer nonperforming loans and leases were $249 million at September 30, 2013, a decrease of $83 million from December 31, 2012. The decrease is due to a decline in new nonaccrual levels due to modest improvement in general economic conditions in the first nine months of 2013. Home equity nonaccrual levels remain modest as the Bancorp continues to fully charge-off a high proportion of the severely delinquent loans at 180 days past due. Geographical market conditions continue to be a large driver of nonaccrual activity as Florida properties represent approximately 13% and 8% of residential mortgage and home equity balances, respectively, but represent 41% and 18% of nonaccrual loans for each category. Refer to Table 48 for a rollforward of the nonperforming loans and leases.

OREO and other repossessed property was $244 million at September 30, 2013, compared to $257 million at December 31, 2012. The decrease from December 31, 2012 was primarily due to the sale of OREO properties coupled with a decrease in new OREO properties reflecting the impact of changes made to the Bancorp’s underwriting of real estate loans in prior periods as well as improvements in general

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

economic conditions during 2013. The Bancorp recognized $8 million and $16 million in losses on the sale or write-down of OREO properties for the three months ended September 30, 2013 and 2012, respectively and $37 million and $60 million for the nine months ended September 30, 2013 and 2012, respectively. These losses are primarily reflective of the continued stress in the Michigan and Florida markets for commercial real estate and residential mortgage loans as Michigan and Florida represented 10% and 20%, respectively, of total OREO losses for the nine months ended September 30, 2013 compared with 10% and 16%, respectively, for the nine months ended September 30, 2012. Properties in Michigan and Florida accounted for 35% of OREO at September 30, 2013, compared to 38% at December 31, 2012.

For the three and nine months ended September 30, 2013 approximately $17 million and $55 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and nine months ended September 30, 2012 approximately $25 million and $79 million, respectively, of interest income would have been recognized. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

TABLE 47: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	September 30, 2013	December 31, 2012
Nonaccrual loans and leases:
Commercial and industrial loans	$146	234
Commercial mortgage loans	106	215
Commercial construction loans	27	70
Commercial leases	1	1
Residential mortgage loans	83	114
Home equity	28	30
Other consumer loans and leases	—	1
Restructured loans and leases:
Commercial and industrial loans	162	96
Commercial mortgage loans(f)	76	67
Commercial construction loans	3	6
Commercial leases	—	8
Residential mortgage loans	83	123
Home equity	20	23
Automobile loans	1	2
Credit card	34	39

Total nonperforming loans and leases(d)	770	1,029
OREO and other repossessed property(c)	244	257

Total nonperforming assets	1,014	1,286
Nonaccrual loans held for sale	11	29

Total nonperforming assets including loans held for sale	$1,025	1,315

Loans and leases 90 days past due and accruing
Commercial and industrial loans	$3	1
Commercial mortgage loans	—	22
Commercial construction loans	—	1
Residential mortgage loans(b)	73	75
Home equity	46	58
Automobile loans	8	8
Credit card	26	30

Total loans and leases 90 days past due and accruing(e)	$156	195

Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(a)	1.16%	1.49
Allowance for loan and lease losses as a percent of nonperforming assets(a)	165	144

(a)	Excludes nonaccrual loans held for sale.
(b)	Information for all periods presented excludes advances made pursuant to servicing agreements to GNMA mortgage loan pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. These advances were $379 as of September 30, 2013 and $414 as of December 31, 2012. The Bancorp recognized $1 and $2 of losses for the three and nine months ended September 30, 2013, respectively, due to claim denials and curtailments associated with these advances. The Bancorp recognized immaterial credit losses for the three months ended September 30, 2012 and $2 of credit losses for the nine months ended September 30, 2012.
(c)	Excludes $75 and $72 of OREO related to government insured loans at September 30, 2013 and December 31, 2012, respectively.
(d)	Includes $11 and $10 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at September 30, 2013 and December 31, 2012, respectively, and $2 and $1 of restructured nonaccrual government insured loans at September 30, 2013 and December 31, 2012, respectively.
(e)	Includes an immaterial amount of government insured commercial loans 90 days past due and accruing whose repayments are insured by the SBA at September 30, 2013 and December 31, 2012.
(f)	Excludes $22 of restructured nonaccrual loans at September 30, 2013 associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 48: Rollforward of Portfolio Nonperforming Loans and Leases

For the nine months ended September 30, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Beginning Balance	$697	237	95	1,029
Transfers to nonperforming	302	148	189	639
Transfers to performing	(8)	(41)	(46)	(95)
Transfers to performing (restructured)	(13)	(33)	(48)	(94)
Transfers to held for sale	(3)	—	—	(3)
Loans sold from portfolio	(19)	—	—	(19)
Loan paydowns/payoffs	(234)	(90)	(9)	(333)
Transfers to other real estate owned	(69)	(58)	(8)	(135)
Charge-offs	(143)	3	(92)	(232)
Draws/other extensions of credit	11	—	2	13

Ending Balance	$521	166	83	770

For the nine months ended September 30, 2012 ($ in millions)
Beginning Balance	$1,058	275	105	1,438
Transfers to nonperforming	491	254	272	1,017
Transfers to performing	(18)	(33)	(57)	(108)
Transfers to performing (restructured)	(26)	(42)	(71)	(139)
Transfers to held for sale	(13)	—	—	(13)
Loans sold from portfolio	(30)	(4)	—	(34)
Loan paydowns/payoffs	(376)	(88)	(9)	(473)
Transfers to other real estate owned	(86)	(54)	—	(140)
Charge-offs	(242)	(53)	(152)	(447)
Draws/other extensions of credit	48	—	4	52

Ending Balance	$806	255	92	1,153

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

Consumer restructured loans on accrual status totaled $1.7 billion at September 30, 2013 and December 31, 2012. As of September 30, 2013, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more were 23%, 11% and 15%, respectively.

The following table summarizes TDRs by loan type and delinquency status:

TABLE 49: Performing and Nonperforming TDRs

	Performing
As of September 30, 2013 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial(b)(c)	$499	—	—	241	740
Residential mortgages(a)	1,044	72	117	83	1,316
Home equity	379	25	—	20	424
Automobile and other consumer loans and leases	26	2	—	1	29
Credit card	29	—	—	34	63

Total	$1,977	99	117	379	2,572

(a)	Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of September 30, 2013, these advances represented $157 of current loans, $33 of 30-89 days past due loans and $90 of 90 days or more past due loans.
(b)	Excludes $8 of restructured accruing loans and $22 of restructured nonaccrual loans associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(c)	Excludes restructured nonaccrual loans held for sale.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the third quarter of 2012, the OCC, a national bank regulatory agency, issued interpretive guidance that requires non-reaffirmed loans included in Chapter 7 bankruptcy filings to be accounted for as nonperforming TDRs and collateral dependent loans regardless of their payment history and capacity to pay in the future. The Bancorp’s banking subsidiary is a state chartered bank which therefore is not subject to guidance of the OCC; however, the Bancorp is closely following these developments and is in communication with its regulators to evaluate their position on this new guidance. At September 30, 2013, the Bancorp had loans with unpaid principal balances totaling approximately $171 million that could potentially be impacted by this guidance, of which approximately 89% are current with their original contractual payments and approximately $66 million are already classified as TDRs. This guidance, if fully adopted by the Bancorp’s regulators, would result in additional charge-offs of approximately $69 million as well as additional TDRs and possible increases to nonperforming assets.

Analysis of Net Loan Charge-offs

Net charge-offs were 49 bps and 75 bps of average portfolio loans and leases for the three months ended September 30, 2013 and 2012, respectively, and were 54 bps and 90 bps for the nine months ended September 30, 2013 and 2012, respectively. Table 50 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases decreased to 35 bps and 38 bps during the three and nine months ended September 30, 2013 compared to 53 bps and 69 bps during the three and nine months ended September 30, 2012, respectively. The decreases are a result of decreases in net charge-offs of $18 million and $99 million for the three and nine months ended September 30, 2013, respectively, from the same periods in the prior year coupled with an increase in the average commercial loan and lease balances of $3.9 billion and $3.7 billion, respectively. Decreases in net charge-offs were realized across all commercial loan types, excluding commercial and industrial loans, and were primarily due to improvements in general economic conditions and previous actions taken by the Bancorp to address problem loans. Actions taken by the Bancorp included suspending homebuilder and developer lending in 2007 and non-owner occupied commercial real estate lending in 2008 and tightened underwriting standards across all commercial loan product offerings. The Bancorp resumed homebuilder and developer lending and non-owner occupied commercial real estate lending in the third quarter of 2011. Net recoveries for the three months ended September 30, 2013 related to non-owner occupied commercial real estate were $3 million compared to net charge-offs of $23 million for the three months ended September 30, 2012. Net charge-offs for the nine months ended September 30, 2013 related to non-owner occupied commercial real estate were $20 million compared to $73 million for the nine months ended September 30, 2012. Net charge-offs related to non-owner occupied commercial real estate are recorded in the commercial mortgage loans and commercial construction loans captions in Table 50. Net charge-offs on these loans represented 14% and 30% of total commercial loan and lease net charge-offs for the nine months ended September 30, 2013 and 2012, respectively.

The ratio of consumer loan and lease net charge-offs to average portfolio consumer loans and leases decreased to 70 bps and 77 bps during the three and nine months ended September 30, 2013, respectively, compared to 104 bps and 118 bps during the three and nine months ended September 30, 2012. Net charge-offs on residential mortgage loans, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $14 million and $52 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year as a result of improvements in delinquencies and a decrease in the average loss recorded per charge-off. The Bancorp’s Florida market, in aggregate, accounted for 23% and 30% of net charge-offs on residential mortgage loans in the portfolio during the three and nine months ended September 30, 2013, respectively. Fifth Third expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality, shorter duration residential mortgage loans that are originated through its branch network as a low-cost, refinance product of conforming residential mortgage loans.

Home equity net charge-offs decreased $18 million and $51 million compared to the three and nine months ended September 30, 2012, primarily due to improvements in loss severities and delinquencies. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loan net charge-offs decreased $1 million and $8 million compared to the three and nine months ended September 30, 2012, due to higher resale on automobiles sold at auction.

Credit card and other consumer loan net charge-offs increased $4 million and $6 million for the three and nine months ended September 30, 2013 compared to the same periods in the prior year. Credit card net charge-offs remained relatively flat during the three and nine months ended September 30, 2013. Other consumer loan net charge-offs increased $3 million and $5 million for the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to an increase in charge-offs and a decrease in recoveries for both periods in the current year. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 50: Summary of Credit Loss Experience

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Losses charged off:
Commercial and industrial loans	$(52)	(39)	(129)	(151)
Commercial mortgage loans	(8)	(32)	(53)	(98)
Commercial construction loans	(1)	(4)	(5)	(31)
Commercial leases	—	(1)	(2)	(9)
Residential mortgage loans	(15)	(28)	(55)	(104)
Home equity	(23)	(41)	(84)	(133)
Automobile loans	(10)	(13)	(33)	(42)
Credit card	(22)	(21)	(68)	(69)
Other consumer loans and leases	(10)	(9)	(25)	(23)

Total losses	(141)	(188)	(454)	(660)
Recoveries of losses previously charged off:
Commercial and industrial loans	8	10	27	22
Commercial mortgage loans	6	4	14	15
Commercial construction loans	3	—	4	9
Commercial leases	—	—	1	1
Residential mortgage loans	3	2	8	5
Home equity	4	4	13	11
Automobile loans	4	6	18	19
Credit card	3	3	11	13
Other consumer loans and leases	1	3	5	8

Total recoveries	32	32	101	103
Net losses charged off:
Commercial and industrial loans	(44)	(29)	(102)	(129)
Commercial mortgage loans	(2)	(28)	(39)	(83)
Commercial construction loans	2	(4)	(1)	(22)
Commercial leases	—	(1)	(1)	(8)
Residential mortgage loans	(12)	(26)	(47)	(99)
Home equity	(19)	(37)	(71)	(122)
Automobile loans	(6)	(7)	(15)	(23)
Credit card	(19)	(18)	(57)	(56)
Other consumer loans and leases	(9)	(6)	(20)	(15)

Total net losses charged off	$(109)	(156)	(353)	(557)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	0.46%	0.36	0.36	0.53
Commercial mortgage loans	0.14	1.15	0.62	1.12
Commercial construction loans	(1.16)	2.29	0.01	3.39
Commercial leases	(0.02)	0.11	0.06	0.33

Total commercial loans	0.35	0.53	0.38	0.69

Residential mortgage loans	0.39	0.90	0.52	1.18
Home equity	0.79	1.43	0.99	1.57
Automobile loans	0.19	0.22	0.17	0.26
Credit card	3.52	3.49	3.67	3.81
Other consumer loans and leases	9.09	9.11	6.95	6.15

Total consumer loans and leases	0.70	1.04	0.77	1.18

Total net losses charged off	0.49%	0.75	0.54	0.90

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

During the nine months ended September 30, 2013, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $172 million at September 30, 2013. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $43 million at September 30, 2013. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 51: Changes in Allowance for Credit Losses

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2013	2012	2013	2012
ALLL:
Balance, beginning of period	$1,735	2,016	1,854	2,255
Losses charged off	(141)	(188)	(454)	(660)
Recoveries of losses previously charged off	32	32	101	103
Provision for loan and lease losses	51	65	176	227

Balance, end of period	$1,677	1,925	1,677	1,925

Reserve for unfunded commitments:
Balance, beginning of period	$166	178	179	181
Provision (benefit) for unfunded commitments	1	(2)	(12)	(5)

Balance, end of period	$167	176	167	176

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

An unallocated component to the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.12% and 0.13% at September 30, 2013 and December 31, 2012, respectively. The unallocated allowance was six percent of the total allowance as of September 30, 2013 and December 31, 2012.

As shown in Table 52, the ALLL as a percent of portfolio loan and leases was 1.92% at September 30, 2013 compared to 2.16% at December 31, 2012. The ALLL was $1.7 billion as of September 30, 2013 compared to $1.9 billion as of December 31, 2012. The decrease from December 31, 2012 is reflective of a number of factors including decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases and improvement in underlying loss trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 52: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

($ in millions)	September 30, 2013	December 31, 2012
Allowance attributed to:
Commercial and industrial loans	$813	802
Commercial mortgage loans	239	333
Commercial construction loans	32	33
Commercial leases	63	68
Residential mortgage loans	194	229
Home equity	105	143
Automobile loans	26	28
Credit card	87	87
Other consumer loans and leases	17	20
Unallocated	101	111

Total ALLL	$1,677	1,854

Portfolio loans and leases:
Commercial and industrial loans	$38,253	36,038
Commercial mortgage loans	8,052	9,103
Commercial construction loans	875	698
Commercial leases	3,572	3,549
Residential mortgage loans	12,534	12,017
Home equity	9,356	10,018
Automobile loans	12,072	11,972
Credit card	2,157	2,097
Other consumer loans and leases	360	290

Total portfolio loans and leases	$87,231	85,782

Attributed allowance as a percent of respective portfolio loans and leases:
Commercial and industrial loans	2.13%	2.23
Commercial mortgage loans	2.97	3.66
Commercial construction loans	3.66	4.73
Commercial leases	1.76	1.92
Residential mortgage loans	1.55	1.91
Home equity	1.12	1.43
Automobile loans	0.22	0.23
Credit card	4.03	4.15
Other consumer loans and leases	4.72	6.90
Unallocated (as a percent of total portfolio loans and leases)	0.12	0.13

Attributed allowance as a percent of total portfolio loans and leases	1.92%	2.16

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

The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over 12 month and 24 month horizons assuming a 100 bps and 200 bps parallel ramped increase in interest rates. The Fed Funds interest rate, targeted by the Federal Reserve at a range of 0% to 0.25%, is currently set at a level that would be negative in parallel ramped decrease scenarios; therefore, those scenarios were omitted from the interest rate risk analyses at September 30, 2013 and 2012. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of:

TABLE 53: Estimated NII Sensitivity Profile

	September 30, 2013				September 30, 2012
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	1.14%	6.14	(4.00)	(6.00)	2.34%	8.84	(5.00)	(7.00)
+ 100	0.50	3.01	—	—	1.00	4.30	—	—

At September 30, 2013, the Bancorp’s interest rate risk profile reflects a change to a less asset sensitive position in year one and year two compared to September 30, 2012. The lower asset sensitivity at September 30, 2013 compared to September 30, 2012 is the result of an increase in the levels of market interest rates and mortgage rates and increases in fixed-rate loan and security balances. These impacts are partially offset by an increase in actual and projected fixed-rate borrowing balances.

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

The following table shows the Bancorp’s EVE sensitivity profile as of:

TABLE 54: Estimated EVE Sensitivity Profile

	September 30, 2013		September 30, 2012
Change in Interest Rates (bps)	Change in EVE	ALCO Policy Limit	Change in EVE	ALCO Policy Limit
+ 200	(6.25)%	(12.00)	1.59%	(15.00)
+ 100	(3.03)		1.12
+ 25	(0.70)		0.29
- 25	0.44		(0.42)

The September 30, 2013 EVE at risk profile suggests a negative impact from market rate increases of +25 bps through the +200 bps scenarios. This EVE at risk profile reflects a shift to liability sensitivity from asset sensitivity as reported at September 30, 2012. The primary factors contributing to the change are an increase in the levels of market interest rates and mortgage rates, growth in fixed-rate loan and securities balances, and a less asset sensitive MSR risk profile.

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

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of September 30, 2013:

TABLE 55: Portfolio Loan and Lease Expected Maturities

As of September 30, 2013 ($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$9,410	26,059	2,784	38,253
Commercial mortgage loans	3,305	4,062	685	8,052
Commercial construction loans	312	536	27	875
Commercial leases	668	1,577	1,327	3,572

Subtotal - commercial loans and leases	13,695	32,234	4,823	50,752

Residential mortgage loans	2,541	4,362	5,631	12,534
Home equity	1,368	5,155	2,833	9,356
Automobile loans	4,824	7,011	237	12,072
Credit card	619	1,538	—	2,157
Other consumer loans and leases	304	53	3	360

Subtotal - consumer loans and leases	9,656	18,119	8,704	36,479

Total	$23,351	50,353	13,527	87,231

Additionally, the following table displays a summary of expected principal cash flows occurring after one year for both fixed and floating/adjustable rate loans as of September 30, 2013:

TABLE 56: Portfolio Loan and Lease Principal Cash Flows Occurring After One Year

	Interest Rate
As of September 30, 2013 ($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$4,852	23,991
Commercial mortgage loans	1,271	3,476
Commercial construction loans	17	546
Commercial leases	2,904	—

Subtotal - commercial loans and leases	9,044	28,013

Residential mortgage loans	7,417	2,576
Home equity	894	7,094
Automobile loans	7,200	48
Credit card	624	914
Other consumer loans and leases	32	24

Subtotal - consumer loans and leases	16,167	10,656

Total	$25,211	38,669

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $915 million and $697 million as of September 30, 2013 and December 31, 2012, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates increased during the nine months ended September 30, 2013 and decreased during the three months ended September 30, 2013 and during the three and nine months ended September 30, 2012. The increase in interest rates during the nine months ended September 30, 2013 caused modeled prepayments speeds to slow, which led to a recovery of temporary impairment of $150 million on servicing rights during the nine months ended September 30, 2013. The decrease in interest rates during the three months ended September 30, 2013 caused

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

modeled prepayments speeds to increase, which led to $1 million in temporary impairment on servicing rights during the three months ended September 30, 2013 compared to $72 million and $122 million in temporary impairment during the three and nine months ended September 30, 2012, respectively. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the mortgage servicing rights valuation, the Bancorp recognized net gains of $24 million and net losses of $13 million on its non-qualifying hedging strategy for the three and nine months ended September 30, 2013, respectively, compared to net gains of $32 million and $75 million for the three and nine months ended September 30, 2012, respectively. The Bancorp recognized net gains on securities related to the Bancorp’s non-qualifying hedging strategy of $5 million and $13 million during the three and nine months ended September 30, 2013, respectively, compared to net gains of $5 million during the three and nine months ended September 30, 2012. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2013 and December 31, 2012 was $575 million and $549 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected levels of deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. A summary of certain obligations and commitments to make future payments under contracts is included in Note 15 of the Notes to Condensed Consolidated Financial Statements.

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

Projected contractual maturities from loan and lease repayments are included in Table 55 of the Market Risk Management section of MD&A. Of the $18.1 billion of securities in the Bancorp’s available-for-sale portfolio at September 30, 2013, $3.3 billion in principal and interest is expected to be received in the next 12 months and an additional $2.0 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, see the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans totaling $6.4 billion and $21.0 billion, respectively, for the three and nine months ended September 30, 2013 compared to $5.0 billion and $16.5 billion, respectively, for the three and nine months ended September 30, 2012. For further information on the transfer of financial assets, see Note 10 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 82% of its average total assets for the third quarter of 2013 and 81% for the third quarter of 2012. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of September 30, 2013, $5.0 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. Additionally, the Bancorp has approximately $36.5 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In February of 2013, the Bancorp’s banking subsidiary updated and amended its existing global bank note program to increase the capacity from $20 billion to $25 billion. On February 28, 2013, the Bank issued and sold, under its amended bank notes program, $1.3 billion in aggregate principal amount of bank notes. The bank notes consisted of: $600 million of 1.45% senior fixed rate notes with a maturity of five years due February 28, 2018; $400 million of 0.90% senior fixed rate notes with a maturity of three years due February 26, 2016; and $300 million of senior floating rate notes. Interest on the floating rate notes is 3-month LIBOR plus 41 basis points, with a maturity of three years due February 26, 2016. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the redemption date. In the second quarter of 2013, $500 million of senior bank notes matured. The Bancorp has $23.2 billion of funding available for issuance under the global bank note program as of September 30, 2013.

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

In August of 2013, the Bancorp transferred approximately $1.3 billion in fixed-rate consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. The Bancorp concluded that it is the primary beneficiary of the VIE and, therefore, has consolidated this VIE. The primary purposes for which the VIE was created were to issue asset backed securities with varying levels of credit subordination and payment priority and to provide the Bancorp with access to liquidity for its originated loans. The assets of the VIE are restricted to the settlement of the notes and other obligations of the VIE. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

Liquidity Coverage Ratio and Net Stable Funding Ratio

Section 165 of the Dodd-Frank Act requires the FRB to establish enhanced liquidity standards for BHCs with total assets of $50 billion or greater. The BCBS’ key reform within the Basel III framework to strengthen liquidity standards was the introduction of the LCR and NSFR. On January 7, 2013, the BCBS issued a final standard for the LCR, which would phase in the LCR beginning in 2015 upon with full implementation in 2019. The BCBS plans on introducing the NSFR final standard in the next two years.

The BCBS’ LCR would promote the short-term resilience of a bank’s liquidity profile by ensuring an adequate level of unencumbered high-quality liquid assets that can be converted into cash easily and immediately in private markets to meet its liquidity needs within 30 calendar days. Financial institutions subject to the LCR generally would be expected to hold unencumbered high-quality assets of at least 100% of net cash flows over the next 30 calendar days upon full implementation in 2019.

The BCBS’ NSFR is intended to promote medium and long-term funding of the assets and activities of financial institutions. This ratio would establish a minimum acceptable amount of stable funding based on the liquidity characteristics of a financial institution’s assets and activities over a one year horizon. Management is currently monitoring the progress of the BCBS’ work on the NSFR.

On October 24, 2013, the U.S. Banking Agencies issued an NPR that would implement a LCR requirement that is generally consistent with the international LCR standards published by the BCBS for large internationally active banking organizations. Additionally, a Modified LCR requirement was proposed for BHC’s with total consolidated assets of at least $50 billion that are not internationally active, like Fifth Third. The Modified LCR requirement incorporates a shorter (21-calendar days) stress scenario for calculating total net cash outflows than the LCR’s 30 calendar day requirement. Therefore, the estimated net cash outflows for the Modified LCR generally would be 70% of the LCR’s estimated net cash outflows. The NPR’s transition period begins on January 1, 2015 whereby LCR and Modified LCR entities must comply with a minimum ratio of 80%. On January 1, 2016 and 2017 the minimum ratio increases to 90% and 100%, respectively. The NPR is open for public comment until January 31, 2014. Management is currently reviewing the NPR and evaluating its impact upon the Bancorp’s Condensed Consolidated Financial Statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 57: Agency Ratings

As of November 6, 2013	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1 (low)
Senior debt	Baa1	BBB+	A	A (low)
Subordinated debt	Baa2	BBB	A-	BBBH
Fifth Third Bank:
Short-term	P-2	A-2	F1	R-1 (low)
Long-term deposit	A3	No rating	A+	A
Senior debt	A3	A-	A	A
Subordinated debt	Baa1	BBB+	A-	A (low)

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

The Dodd-Frank Act requires more stringent prudential standards, including capital and liquidity requirements, for larger institutions. It addresses the quality of capital components by limiting the degree to which certain hybrid instruments can be included. The Dodd-Frank Act will phase out the inclusion of certain TruPS as a component of Tier I risk-based capital when the banking agencies implement the proposed enhancement to the regulatory capital framework. At September 30, 2013, the Bancorp’s Tier I risk-based capital included $810 million of TruPS representing approximately 71 bps of risk-weighted assets.

In December of 2010 and revised in June of 2011, the BCBS issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. In July of 2013, U.S. banking regulators approved final enhanced regulatory capital requirements, which included modifications to the proposed rules. These modifications provide for certain banks, including the Bancorp, to opt out of including AOCI in Tier 1 capital and retain the treatment of residential mortgage exposures consistent with the current Basel I capital rules. The new capital rules are effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. The Bancorp is in the process of evaluating the final rules and their potential impact. The Bancorp’s current estimate of the pro-forma fully phased in Tier I common equity ratio at September 30, 2013 under the final capital rules is approximately 9.47% compared with 9.88% as calculated under the existing Basel I capital framework. The primary drivers of the change from the existing Basel I capital framework to the Basel III final rules are an increase in Tier I common equity of approximately 8 bps (primarily from the elimination of the current 10% deduction of mortgage servicing rights from capital), which would be more than offset by the impact of increases in risk-weighted assets (primarily from the treatment of securitizations and commitments with an original maturity of one year or less). If the Bancorp elects to include AOCI components in capital, the September 30, 2013 pro forma Basel III Tier 1 common ratio would be increased by approximately 18 bps. The pro-forma Tier I common equity ratio exceeds the proposed minimum Tier I common equity ratio of 7% comprised of a minimum of 4.5% plus a capital conservation buffer of 2.5%. The pro-forma Tier I common equity ratio does not include the effect of any mitigating actions the Bancorp may undertake to offset the impact of the proposed capital enhancements. Additionally, pursuant to the final rules, the minimum capital ratios as of January 1, 2015 will be 6% for the Tier I capital ratio, 8% for the total risk-based capital ratio and 4% for the Tier I capital to average consolidated assets (leverage ratio). For further discussion on the Basel I and Basel III Tier I common equity ratios, see the Non-GAAP Financial Measures section of MD&A.

Market Risk Rule

On June 7, 2012, banking agencies approved a final rule effective January 1, 2013, titled as “Risk-Based Capital Guidelines: Market Risk,” to implement enhancements to the market risk framework adopted by the BCBS. The final rule, to which the Bancorp is subject, requires banking organizations with significant trading activities to adjust their capital requirements to better account for the market risks of those activities. The rule introduces new measures of market risk, establishes a charge related to stressed VaR for covered trading positions and replaces references to credit ratings in the market risk rules with alternative methodologies for assessing risk. The intention of the rule is to better capture positions for which the market risk capital rule is appropriate, reduce procyclicality in market risk capital requirements, enhance sensitivity to risks that are not adequately captured by the current regulatory methodologies and increase transparency through enhanced disclosures. Upon the adoption of the market risk final rule in the first quarter of 2013, the Bancorp’s Tier I and Total risk-based capital ratios decreased 1 bp and adoption had an immaterial impact to the Tier I common equity ratio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 58: Capital Ratios

($ in millions)	September 30, 2013	December 31, 2012
Average equity as a percent of average assets	11.71%	11.65
Tangible equity as a percent of tangible assets(a)	9.75	9.17
Tangible common equity as a percent of tangible assets(a)	9.27	8.83

Tier I capital	$12,762	11,685
Total risk-based capital	16,436	15,816
Risk-weighted assets(b)	114,544	109,699

Regulatory capital ratios:
Tier I risk-based capital	11.14%	10.65
Total risk-based capital	14.35	14.42
Tier I leverage	10.58	10.05
Tier I common equity(a)	9.88	9.51

(a)	For further information on these ratios, see the Non-GAAP Financial Measures section of MD&A.
(b)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

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

The FRB assessed the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan and reviewed the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratio and above a Tier I common ratio of five percent on a pro forma basis under expected and stressful conditions throughout the planning horizon.

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

Beginning in 2013, the Bancorp and other large bank holding companies were required to conduct a separate mid-year stress test using financial data as of March 31st under three company-derived macro-economic scenarios (base, adverse and severely adverse). The Bancorp submitted the results of its mid-year stress test to the FRB in July of 2013 and the Bancorp published a summary of the results under the severely adverse scenario in September of 2013. These results represented estimates of the Bancorp’s results from the second quarter of 2013 through the second quarter of 2015 under the severely adverse scenario, which is considered highly unlikely to occur.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Preferred Stock Offering and Conversion

As contemplated by the 2013 CCAR, on May 13, 2013 the Bancorp issued in a registered public offering 600,000 depositary shares, representing 24,000 shares of 5.10% fixed-to-floating rate non-cumulative Series H perpetual preferred stock, for net proceeds of $593 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends, on a non-cumulative semi-annual basis, at an annual rate of 5.10% through but excluding June 30, 2023, at which time it converts to a quarterly floating rate dividend of three-month LIBOR plus 3.033%. Subject to any required regulatory approval, the Bancorp may redeem the Series H preferred shares at its option in whole or in part, at any time on or after June 30, 2023 and following a regulatory capital event at any time prior to June 30, 2023. The Series H preferred shares are not convertible into Bancorp common shares or any other securities. Under the 2013 CCAR, the Bancorp has $450 million of remaining preferred stock available for issuance as of September 30, 2013.

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

On July 1, 2013, the Bancorp converted the remaining 16,442 outstanding shares of Series G preferred stock, which represented 4,110,500 depositary shares, into shares of Fifth Third’s common stock. Each share of Series G preferred stock was converted into 2,159.8272 shares of common stock, representing a total of 35,511,740 issued shares. The common shares issued in the conversion are exempt securities pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, as the securities exchanged were exclusively with Bancorp’s existing security holders where no commission or other remuneration was paid. Upon conversion, the depositary shares were delisted from the NASDAQ Global Select Market and withdrawn from the Exchange.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.12 and $0.10 for the three months ended September 30, 2013 and 2012, respectively, and $0.35 and $0.26 for the nine months ended September 30, 2013 and 2012, respectively.

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

On January 28, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 6,953,028 shares, or approximately $125 million of its outstanding common stock on January 31, 2013. The Bancorp repurchased the shares of its common stock as part of its previously announced Board approved 100 million share repurchase program. This repurchase transaction concluded the $600 million of common share repurchases not objected to by the FRB in the 2012 CCAR process. At settlement of the forward contract on April 5, 2013, the Bancorp received an additional 849,037 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

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

On May 21, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 25,035,519 shares, or approximately $539 million of its outstanding common stock on May 24, 2013. The Bancorp repurchased the shares of its common stock as part of its 100 million share repurchase program previously announced on March 19, 2013. At settlement of the forward contract on October 1, 2013, the Bancorp received an additional 4,270,250 shares which were recorded in the fourth quarter of 2013 as an adjustment to the basis in the treasury shares purchased on the acquisition date.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 59: Share Repurchases

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	—	$—	—	74,964,481
August 1, 2013 - August 31, 2013	—	—	—	74,964,481
September 1, 2013 - September 30, 2013	—	—	—	74,964,481

Total	—	$—	—	74,964,481

(a)	The Bancorp repurchased 195,772 shares during the third quarter of 2013 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Bancorp enters into financial transactions to extend credit and various forms of commitments and guarantees that may be considered off-balance sheet arrangements. These transactions involve varying elements of market, credit and liquidity risk. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information. A discussion of these transactions is as follows:

Residential Mortgage Loan Sales

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty provisions. Such provisions include the loan’s compliance with applicable loan criteria, including certain documentation standards per agreements with unrelated third parties. Additional reasons for the Bancorp having to repurchase the loans include compliance with collateral appraisal standards, fraud related to the loan application and the rescission of mortgage insurance. Under these provisions, the Bancorp is required to repurchase any previously sold loan for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. As of September 30, 2013 and December 31, 2012, the Bancorp maintained reserves related to these loans sold with the representation and warranty provisions totaling $103 million and $110 million, respectively, which were included in other liabilities in the Bancorp’s Condensed Consolidated Balance Sheets.

For the three months ended September 30, 2013 and 2012, the Bancorp paid $9 million and $8 million, respectively, in the form of make whole payments and repurchased $19 million and $29 million, respectively, in outstanding principal of loans to satisfy investor demands. For the nine months ended September 30, 2013 and 2012, the Bancorp paid $33 million and $25 million, respectively, in the form of make whole payments and repurchased $70 million and $94 million, respectively, of loans to satisfy investor demands. Total repurchase demand requests during the three months ended September 30, 2013 and 2012 were $62 million and $70 million, respectively. Total repurchase demand requests during the nine months ended September 30, 2013 and 2012 were $191 million and $280 million, respectively. Total outstanding repurchase demand inventory was $49 million at September 30, 2013 compared to $67 million at December 31, 2012.

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $589 million and $662 million at September 30, 2013 and December 31, 2012, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $18 million at September 30, 2013, and $20 million at December 31, 2012, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

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

The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $40 million at September 30, 2013 and $58 million at December 31, 2012. As of September 30, 2013 and December 31, 2012, the Bancorp maintained a reserve of $13 million and $18 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. In 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	September 30, 2013	December 31, 2012
Assets
Cash and due from banks(a)	$2,887	2,441
Available-for-sale and other securities(b)	18,080	15,207
Held-to-maturity securities(c)	265	284
Trading securities	246	207
Other short-term investments	2,622	2,421
Loans held for sale(d)	1,330	2,939
Portfolio loans and leases:
Commercial and industrial loans	38,253	36,038
Commercial mortgage loans(a)	8,052	9,103
Commercial construction loans	875	698
Commercial leases	3,572	3,549
Residential mortgage loans(e)	12,534	12,017
Home equity	9,356	10,018
Automobile loans(a)	12,072	11,972
Credit card	2,157	2,097
Other consumer loans and leases	360	290

Portfolio loans and leases	87,231	85,782
Allowance for loan and lease losses(a)	(1,677)	(1,854)

Portfolio loans and leases, net	85,554	83,928
Bank premises and equipment	2,528	2,542
Operating lease equipment	707	581
Goodwill	2,416	2,416
Intangible assets	21	27
Servicing rights	919	697
Other assets(a)	8,098	8,204

Total Assets	$125,673	121,894

Liabilities
Deposits:
Demand	$30,153	30,023
Interest checking	23,527	24,477
Savings	17,583	19,879
Money market	10,433	6,875
Other time	3,524	4,015
Certificates - $100,000 and over	7,497	3,284
Foreign office and other	1,409	964

Total deposits	94,126	89,517
Federal funds purchased	225	901
Other short-term borrowings	3,487	6,280
Accrued taxes, interest and expenses	1,692	1,708
Other liabilities(a)	3,365	2,639
Long-term debt(a)	8,098	7,085

Total Liabilities	110,993	108,130

Equity
Common stock(f)	2,051	2,051
Preferred stock(g)	593	398
Capital surplus	2,565	2,758
Retained earnings	9,876	8,768
Accumulated other comprehensive income	218	375
Treasury stock(f)	(662)	(634)

Total Bancorp shareholders’ equity	14,641	13,716
Noncontrolling interests	39	48

Total Equity	14,680	13,764

Total Liabilities and Equity	$125,673	121,894

(a)	Includes $53 and $0 of cash and due from banks, $50 and $50 of commercial mortgage loans, $1,145 and $0 of automobile loans, $(16) and $(5) of ALLL, $12 and $3 of other assets, $2 and $0 of other liabilities, and $1,198 and $0 of long-term debt from consolidated VIEs that are included in their respective captions above at September 30, 2013 and December 31, 2012, respectively. See Note 9.
(b)	Amortized cost of $17,665 and $14,571 at September 30, 2013 and December 31, 2012, respectively.
(c)	Fair value of $265 and $284 at September 30, 2013 and December 31, 2012, respectively.
(d)	Includes $1,298 and $2,856 of residential mortgage loans held for sale measured at fair value at September 30, 2013 and December 31, 2012, respectively.
(e)	Includes $89 and $76 of residential mortgage loans measured at fair value at September 30, 2013 and December 31, 2012, respectively.
(f)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2013 – 887,029,539 (excludes 36,863,042 treasury shares), December 31, 2012 – 882,152,057 (excludes 41,740,524 treasury shares).
(g)	476,000 shares of undesignated no par value preferred stock are authorized and unissued at September 30, 2013; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized, issued and outstanding at September 30, 2013 and 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized and 16,450 issued and outstanding at December 31, 2012.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except per share data)	2013	2012	2013	2012
Interest Income
Interest and fees on loans and leases	$857	893	2,603	2,683
Interest on securities	134	129	365	405
Interest on other short-term investments	1	1	3	3

Total interest income	992	1,023	2,971	3,091
Interest Expense
Interest on deposits	51	52	154	165
Interest on other short-term borrowings	1	3	5	6
Interest on long-term debt	47	65	151	224

Total interest expense	99	120	310	395

Net Interest Income	893	903	2,661	2,696
Provision for loan and lease losses	51	65	176	227

Net Interest Income After Provision for Loan and Lease Losses	842	838	2,485	2,469
Noninterest Income
Mortgage banking net revenue	121	200	574	588
Service charges on deposits	140	128	407	387
Corporate banking revenue	102	101	307	299
Investment advisory revenue	97	92	295	281
Card and processing revenue	69	65	201	187
Other noninterest income	185	78	708	359
Securities gains, net	2	2	19	13
Securities gains, net - non-qualifying hedges on mortgage servicing rights	5	5	13	5

Total noninterest income	721	671	2,524	2,119
Noninterest Expense
Salaries, wages and incentives	389	399	1,193	1,191
Employee benefits	83	79	280	274
Net occupancy expense	75	76	230	227
Technology and communications	52	49	151	144
Card and processing expense	33	30	97	90
Equipment expense	29	28	85	82
Other noninterest expense	298	345	936	910

Total noninterest expense	959	1,006	2,972	2,918

Income Before Income Taxes	604	503	2,037	1,670
Applicable income tax expense	183	139	613	491

Net Income	421	364	1,424	1,179
Less: Net income attributable to noncontrolling interests	—	1	(9)	1

Net Income Attributable to Bancorp	421	363	1,433	1,178
Dividends on preferred stock	—	9	18	26

Net Income Available to Common Shareholders	$421	354	1,415	1,152

Earnings Per Share	$0.47	0.39	1.62	1.26
Earnings Per Diluted Share	$0.47	0.38	1.58	1.23

Average common shares - basic	880,182,513	904,474,989	869,930,016	911,056,331
Average common shares - diluted	888,111,269	944,820,608	900,541,471	952,258,953
Cash dividends declared per common share	$0.12	0.10	0.35	0.26

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Net income	$421	364	1,424	1,179
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities arising during period	69	22	(178)	19
Reclassification adjustment for net (gains) losses included in net income	(4)	(4)	34	(10)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains on cash flow hedge derivatives arising during period	6	8	5	23
Reclassification adjustment for net gains included in net income	(4)	(14)	(24)	(41)
Defined benefit pension plans:
Net actuarial loss arising during period	2	2	6	7

Other comprehensive income (loss)	69	14	(157)	(2)
Comprehensive income	490	378	1,267	1,177
Less: Comprehensive income attributable to noncontrolling interests	—	1	(9)	1

Comprehensive income attributable to Bancorp	$490	377	1,276	1,176

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2011	$2,051	398	2,792	7,554	470	(64)	13,201	50	13,251
Net income				1,178			1,178	1	1,179
Other comprehensive loss					(2)		(2)		(2)
Cash dividends declared:
Common stock at $0.26 per share				(237)			(237)		(237)
Preferred stock				(26)			(26)		(26)
Shares acquired for treasury			(34)			(391)	(425)		(425)
Impact of stock transactions under stock compensation plans, net			(26)			53	27		27
Other			1	(3)		4	2		2

Balance at September 30, 2012	2,051	398	2,733	8,466	468	(398)	13,718	51	13,769

Balance at December 31, 2012	2,051	398	2,758	8,768	375	(634)	13,716	48	13,764
Net income				1,433			1,433	(9)	1,424
Other comprehensive loss					(157)		(157)		(157)
Cash dividends declared:
Common stock at $0.35 per share				(305)			(305)		(305)
Preferred stock				(18)			(18)		(18)
Shares acquired for treasury			(58)			(606)	(664)		(664)
Issuance of preferred stock		593					593		593
Redemption of preferred stock		(398)	(142)			540	—		—
Impact of stock transactions under stock compensation plans, net			7			35	42		42
Other				(2)		3	1		1

Balance at September 30, 2013	$2,051	593	2,565	9,876	218	(662)	14,641	39	14,680

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended September 30,
($ in millions)	2013	2012
Operating Activities
Net income	$1,424	1,179
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	176	227
Depreciation, amortization and accretion	410	388
Stock-based compensation expense	60	54
Provision for deferred income taxes	195	133
Securities gains	(152)	(50)
Securities gains – non-qualifying hedges on mortgage servicing rights	(13)	(10)
Securities losses	133	37
Securities losses – non-qualifying hedges on mortgage servicing rights	—	5
(Recovery of) provision for MSR impairment	(150)	122
Net gains on sales of loans and fair value adjustments on loans held for sale	(391)	(164)
Bank premises and equipment impairment	2	19
Capitalized servicing rights	(217)	(254)
Loss on extinguishment on TruPS redemptions	—	26
Proceeds from sales of loans held for sale	19,615	16,955
Loans originated for sale, net of repayments	(16,991)	(15,469)
Dividends representing return on equity method investments	37	27
Gain on sales of Vantiv, Inc. shares and Vantiv, Inc. IPO	(327)	(115)
Net change in:
Trading securities	(35)	(26)
Other assets	(288)	(203)
Accrued taxes, interest and expenses	(117)	8
Other liabilities	456	(153)

Net Cash Provided by Operating Activities	3,827	2,736

Investing Activities
Sales:
Available-for-sale securities	7,146	2,282
Loans	619	209
Disposal of bank premises and equipment	27	5
Repayments / maturities:
Available-for-sale securities	2,657	3,111
Held-to-maturity securities	18	33
Purchases:
Available-for-sale securities	(12,780)	(5,291)
Bank premises and equipment	(198)	(271)
Proceeds from sales and dividends representing return of equity method investments	644	116
Net change in:
Other short-term investments	(201)	496
Loans and leases	(3,125)	(2,925)
Operating lease equipment	(167)	(76)

Net Cash Used in Investing Activities	(5,360)	(2,311)

Financing Activities
Net change in:
Core deposits	475	(992)
Certificates - $100,000 and over, including other foreign office	4,134	(29)
Federal funds purchased	(676)	340
Other short-term borrowings	(2,793)	2,264
Dividends paid on common shares	(286)	(221)
Dividends paid on preferred shares	(18)	(17)
Proceeds from issuance of long-term debt	2,548	516
Repayment of long-term debt	(1,317)	(2,015)
Repurchase of treasury shares and related forward contract	(664)	(425)
Issuance of preferred shares	593	—
Other	(17)	(19)

Net Cash Provided by (Used in) Financing Activities	1,979	(598)

Increase (Decrease) in Cash and Due from Banks	446	(173)
Cash and Due from Banks at Beginning of Period	2,441	2,663

Cash and Due from Banks at End of Period	$2,887	2,490

See Notes to Condensed Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to noncash investing and financing activities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries and VIEs in which the Bancorp has been determined to be the primary beneficiary. Other entities, including certain joint ventures, in which the Bancorp has the ability to exercise significant influence over operating and financial policies of the investee, but upon which the Bancorp does not possess control, are accounted for by the equity method and not consolidated. The investments in those entities in which the Bancorp does not have the ability to exercise significant influence are generally carried at the lower of cost or fair value. Intercompany transactions and balances have been eliminated.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the latest annual financial statements. The results of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012 and the cash flows and changes in equity for the nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2012 has been derived from the annual audited Consolidated Financial Statements of the Bancorp.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to noncash investing and financing activities are presented in the following table for the nine months ended September 30:

($ in millions)	2013	2012
Cash payments:
Interest	$343	417
Income taxes	386	262
Transfers:

Portfolio loans to loans held for sale	603	29
Loans held for sale to portfolio loans	36	72
Portfolio loans to OREO	167	219
Loans held for sale to OREO	4	23

3. Accounting and Reporting Developments

Disclosures about Offsetting Assets and Liabilities

In December 2011, and clarified in January 2013, the FASB issued amended guidance related to disclosures about offsetting assets and liabilities. The amended guidance requires the Bancorp to disclose both gross information and net information about financial instruments, including derivatives, and transactions eligible for offset in the Condensed Consolidated Balance Sheets as well as financial instruments and transactions subject to agreements similar to a master netting arrangement. The amended guidance is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The amended guidance was adopted by the Bancorp on January 1, 2013 and the required disclosures are included in Note 12.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued amended guidance related to amounts reclassified out of AOCI. The amended guidance requires the Bancorp to present, either on the face of the Condensed Consolidated Statements of Income or in the Notes to Condensed Consolidated Financial Statements, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety, the Bancorp is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amended guidance is effective prospectively for reporting periods beginning after December 15, 2012 and was adopted by the Bancorp on January 1, 2013. The required disclosures are included in Note 19.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes

In July 2013, the FASB issued amended guidance which permits the OIS to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amended guidance also removed a previous scope reference that required the same benchmark interest rate be used for similar hedges and that using different rates be rare and justified. The amended guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 (i.e., the issuance date). The Bancorp’s adoption of the amended guidance in the third quarter of 2013 did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued amended guidance to clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Bancorp will adopt the amended guidance on January 1, 2014 and the adoption of the amended guidance is not expected to have a material impact on the presentation of the Bancorp’s Condensed Consolidated Financial Statements.

4. Securities

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and other and held-to-maturity securities portfolios as of:

September 30, 2013 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$26	—	—	26
U.S. Government sponsored agencies	1,524	129	—	1,653
Obligations of states and political subdivisions	201	4	—	205
Agency mortgage-backed securities(a)	11,149	229	(25)	11,353
Other bonds, notes and debentures	3,773	82	(16)	3,839
Other securities(b)	992	13	(1)	1,004

Total	$17,665	457	(42)	18,080

Held-to-maturity:
Obligations of states and political subdivisions	$264	—	—	264
Other debt securities	1	—	—	1

Total	$265	—	—	265

December 31, 2012 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$41	—	—	41
U.S. Government sponsored agencies	1,730	181	—	1,911
Obligations of states and political subdivisions	203	9	—	212
Agency mortgage-backed securities(a)	8,403	345	(18)	8,730
Other bonds, notes and debentures	3,161	119	(3)	3,277
Other securities(b)	1,033	3	—	1,036

Total	$14,571	657	(21)	15,207

Held-to-maturity:
Obligations of states and political subdivisions	$282	—	—	282
Other debt securities	2	—	—	2

Total	$284	—	—	284

(a)	Includes interest-only mortgage backed securities of $279 and $408 as of September 30, 2013 and December 31, 2012, respectively, recorded at fair value with fair value changes recorded in securities gains, net and securities gains, net-non-qualifying hedges on mortgage servicing rights in the Condensed Consolidated Statements of Income.
(b)	Other securities consist of FHLB and FRB restricted stock holdings of $497 and $349, respectively, at September 30, 2013 and $497 and $347, respectively, at December 31, 2012, that are carried at cost, and certain mutual fund and equity security holdings.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Realized gains	$14	29	54	57
Realized losses	(4)	—	(90)	(2)
OTTI	(45)	(23)	(57)	(39)

Net realized (losses) gains(a)	$(35)	6	(93)	16

(a)	Excludes net gains on interest-only mortgage-backed securities of $40 for the three months ended September 30, 2013 and net gains on interest-only mortgage backed securities of $121 for the nine months ended September 30, 2013, respectively.

Trading securities totaled $246 million as of September 30, 2013, compared to $207 million at December 31, 2012. Gross realized gains were immaterial for the three months ended September 30, 2013 and 2012, respectively, and were $1 million for the nine months ended September 30, 2013 and 2012, respectively. Gross realized losses on trading securities were immaterial for the three and nine months ended September 30, 2013 and 2012, respectively. Net unrealized gains on trading securities were $2 million and immaterial for the three months ended September 30, 2013 and 2012, respectively, and $3 million and $1 million for the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013 and December 31, 2012, securities with a fair value of $8.9 billion and $12.6 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s agency mortgage-backed securities and the contractual maturity distribution of the Bancorp’s available-for-sale and other and held-to-maturity securities as of September 30, 2013 are shown in the following table:

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Under 1 year	$282	291	72	72
1-5 years	4,984	5,215	174	174
5-10 years	7,806	7,906	18	18
Over 10 years	3,601	3,664	1	1
Other securities	992	1,004	—	—

Total	$17,665	18,080	265	265

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
Obligations of states and political subdivisions	$31	—	—	—	31	—
Agency mortgage-backed securities	2,276	(25)	2	—	2,278	(25)
Other bonds, notes and debentures	1,048	(13)	100	(3)	1,148	(16)
Other securities	37	(1)	—	—	37	(1)

Total	$3,392	(39)	102	(3)	3,494	(42)

December 31, 2012
Agency mortgage-backed securities	$1,784	(18)	—	—	1,784	(18)
Other bonds, notes and debentures	454	(3)	—	—	454	(3)
Other securities	1	—	—	—	1	—

Total	$2,239	(21)	—	—	2,239	(21)

Other-Than-Temporary Impairments

The Bancorp recognized $45 million and $57 million in OTTI, included in securities gains, net, in the Bancorp’s Condensed Consolidated Statements of Income, on its available-for-sale and other debt securities for the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2012, the Bancorp recognized $23 million and $39 million of OTTI on its available-for-sale and other debt securities. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or held-to-maturity debt securities during the three and nine months ended September 30, 2013 and 2012. Less than one percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities at September 30, 2013 and December 31, 2012.

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

The following table provides a summary of the total loans and leases classified by primary purpose as of:

	September 30,	December 31,
($ in millions)	2013	2012
Loans and leases held for sale:
Commercial and industrial loans	$7	39
Commercial mortgage loans	6	13
Commercial construction loans	4	9
Residential mortgage loans	1,298	2,856
Other consumer loans and leases	15	22

Total loans and leases held for sale	$1,330	2,939

Portfolio loans and leases:
Commercial and industrial loans	$38,253	36,038
Commercial mortgage loans	8,052	9,103
Commercial construction loans	875	698
Commercial leases	3,572	3,549

Total commercial loans and leases	50,752	49,388

Residential mortgage loans	12,534	12,017
Home equity	9,356	10,018
Automobile loans	12,072	11,972
Credit card	2,157	2,097
Other consumer loans and leases	360	290

Total consumer loans and leases	36,479	36,394

Total portfolio loans and leases	$87,231	85,782

Total portfolio loans and leases are recorded net of unearned income, which totaled $711 million as of September 30, 2013 and $758 million as of December 31, 2012. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated at fair value upon origination) which totaled a net premium of $111 million and $73 million as of September 30, 2013 and December 31, 2012, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $11.2 billion and $12.7 billion at September 30, 2013 and December 31, 2012, respectively, pledged at the FHLB, and loans of $33.0 billion and $30.9 billion at September 30, 2013 and December 31, 2012, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

			90 Days Past Due
	Balance		and Still Accruing
	September 30,	December 31,	September 30,	December 31,
($ in millions)	2013	2012	2013	2012
Commercial and industrial loans	$38,260	36,077	$3	1
Commercial mortgage loans	8,058	9,116	—	22
Commercial construction loans	879	707	—	1
Commercial leases	3,572	3,549	—	—
Residential mortgage loans	13,832	14,873	73	75
Home equity	9,356	10,018	46	58
Automobile loans	12,072	11,972	8	8
Credit card	2,157	2,097	26	30
Other consumer loans and leases	375	312	—	—

Total loans and leases	$88,561	88,721	$156	195

Less: Loans held for sale	$1,330	2,939

Total portfolio loans and leases	$87,231	85,782

The following table presents a summary of net charge-offs:

	For the nine months ended September 30,
($ in millions)	2013	2012
Commercial and industrial loans	$102	129
Commercial mortgage loans	39	83
Commercial construction loans	1	22
Commercial leases	1	8
Residential mortgage loans	47	99
Home equity	71	122
Automobile loans	15	23
Credit card	57	56
Other consumer loans and leases	20	15

Total	$353	557

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended September 30, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,183	201	247	104	1,735
Losses charged off	(61)	(15)	(65)	—	(141)
Recoveries of losses previously charged off	17	3	12	—	32
Provision for loan and lease losses	8	5	41	(3)	51

Balance, end of period	$1,147	194	235	101	1,677

For the three months ended September 30, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,347	232	316	121	2,016
Losses charged off	(76)	(28)	(84)	—	(188)
Recoveries of losses previously charged off	14	2	16	—	32
Provision for loan and lease losses	2	26	42	(5)	65

Balance, end of period	$1,287	232	290	116	1,925

For the nine months ended September 30, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,236	229	278	111	1,854
Losses charged off	(189)	(55)	(210)	—	(454)
Recoveries of losses previously charged off	46	8	47	—	101
Provision for loan and lease losses	54	12	120	(10)	176

Balance, end of period	$1,147	194	235	101	1,677

For the nine months ended September 30, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,527	227	365	136	2,255
Losses charged off	(289)	(104)	(267)	—	(660)
Recoveries of losses previously charged off	47	5	51	—	103
Provision for loan and lease losses	2	104	141	(20)	227

Balance, end of period	$1,287	232	290	116	1,925

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of September 30, 2013 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$164	(c)	135	54	—	353
Collectively evaluated for impairment	983		59	181	—	1,223
Loans acquired with deteriorated credit quality	—		—	—	—	—
Unallocated	—		—	—	101	101

Total ALLL	$1,147		194	235	101	1,677

Loans and leases:(b)
Individually evaluated for impairment	$1,396	(c)	1,316	516	—	3,228
Collectively evaluated for impairment	49,356		11,124	23,429	—	83,909
Loans acquired with deteriorated credit quality	—		5	—	—	5

Total portfolio loans and leases	$50,752		12,445	23,945	—	87,142

(a)	Includes $10 related to leveraged leases.
(b)	Excludes $89 of residential mortgage loans measured at fair value, and includes $875 of leveraged leases, net of unearned income.
(c)	Includes five restructured nonaccrual loans at September 30, 2013 associated with a consolidated variable interest entity, in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $29 and an allowance of $11.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$95	137	62	—	294
Collectively evaluated for impairment	1,140	91	216	—	1,447
Loans acquired with deteriorated credit quality	1	1	—	—	2
Unallocated	—	—	—	111	111

Total ALLL	$1,236	229	278	111	1,854

Loans and leases:(b)
Individually evaluated for impairment	$980	1,298	544	—	2,822
Collectively evaluated for impairment	48,407	10,637	23,833	—	82,877
Loans acquired with deteriorated credit quality	1	6	—	—	7

Total portfolio loans and leases	$49,388	11,941	24,377	—	85,706

(a)	Includes $11 related to leveraged leases.
(b)	Excludes $76 of residential mortgage loans measured at fair value, and includes $862 of leveraged leases, net of unearned income.

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

The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of September 30, 2013 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$35,499	903	1,828	23	38,253
Commercial mortgage owner occupied loans	3,889	214	469	—	4,572
Commercial mortgage non-owner occupied loans	2,693	268	519	—	3,480
Commercial construction loans	678	35	162	—	875
Commercial leases	3,480	50	42	—	3,572

Total	$46,239	1,470	3,020	23	50,752

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2012 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$33,521	1,113	1,379	25	36,038
Commercial mortgage owner occupied loans	3,934	338	603	1	4,876
Commercial mortgage non-owner occupied loans	2,958	449	815	5	4,227
Commercial construction loans	444	59	195	—	698
Commercial leases	3,483	48	18	—	3,549

Total	$44,340	2,007	3,010	31	49,388

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments disaggregated into performing versus nonperforming status as of:

	September 30, 2013		December 31, 2012
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$12,279	166	11,704	237
Home equity	9,308	48	9,965	53
Automobile loans	12,071	1	11,970	2
Credit card	2,123	34	2,058	39
Other consumer loans and leases	360	—	289	1

Total	$36,141	249	35,986	332

(a)	Excludes $89 and $76 of loans measured at fair value at September 30, 2013 and December 31, 2012, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of September 30, 2013 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$38,083	36	134	170	38,253	3
Commercial mortgage owner occupied loans	4,492	8	72	80	4,572	—
Commercial mortgage non-owner occupied loans	3,423	11	46	57	3,480	—
Commercial construction loans	844	—	31	31	875	—
Commercial leases	3,571	—	1	1	3,572	—
Residential mortgage loans(a) (b)	12,142	69	234	303	12,445	73
Consumer:
Home equity	9,166	96	94	190	9,356	46
Automobile loans	12,016	47	9	56	12,072	8
Credit card	2,092	35	30	65	2,157	26
Other consumer loans and leases	358	2	—	2	360	—

Total portfolio loans and leases(a)	$86,187	304	651	955	87,142	156

(a)	Excludes $89 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of September 30, 2013, $83 of these loans were 30-89 days past due and $379 were 90 days or more past due. The Bancorp recognized $1 and $2 of losses during the three and nine months ended September 30, 2013, respectively, due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.

		Past Due
As of December 31, 2012 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$35,826	46	166	212	36,038	1
Commercial mortgage owner occupied loans	4,752	29	95	124	4,876	22
Commercial mortgage non-owner occupied loans	4,094	21	112	133	4,227	—
Commercial construction loans	622	—	76	76	698	1
Commercial leases	3,546	2	1	3	3,549	—
Residential mortgage loans(a) (b)	11,547	87	307	394	11,941	75
Consumer:
Home equity	9,782	126	110	236	10,018	58
Automobile loans	11,900	62	10	72	11,972	8
Credit card	2,025	38	34	72	2,097	30
Other consumer loans and leases	287	2	1	3	290	—

Total portfolio loans and leases(a) (d)	$84,381	413	912	1,325	85,706	195

(a)	Excludes $76 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2012, $80 of these loans were 30-89 days past due and $414 were 90 days or more past due. The Bancorp recognized $2 of losses for the year ended December 31, 2012 due to claim denials and curtailments associated with these advances.
(c)	Includes accrual and nonaccrual loans and leases.
(d)	Includes an immaterial amount of government insured commercial loans 30-89 and 90 days past due and accruing whose repayments are insured by the SBA at December 31, 2012.

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

The following tables summarize the Bancorp’s impaired loans and leases (by class) that were subject to individual review, which includes all loans and leases restructured in a troubled debt restructuring:

As of September 30, 2013 ($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$675	578		122
Commercial mortgage owner occupied loans(b)	71	59		11
Commercial mortgage non-owner occupied loans	117	86		13
Commercial construction loans	59	47		7
Commercial leases	1	1		—
Restructured residential mortgage loans	1,079	1,047		135
Restructured consumer:
Home equity	390	386		41
Automobile loans	24	24		3
Credit card	63	63		10
Other consumer loans and leases	2	2		—

Total impaired loans and leases with a related allowance	$2,481	2,293		342

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$261	207		—
Commercial mortgage owner occupied loans	107	97		—
Commercial mortgage non-owner occupied loans	268	243		—
Commercial construction loans	74	46		—
Commercial leases	3	3		—
Restructured residential mortgage loans	311	269		—
Restructured consumer:
Home equity	42	38		—
Automobile loans	3	3		—

Total impaired loans and leases with no related allowance	1,069	906		—

Total impaired loans and leases	$3,550	3,199	(a)	342

(a)	Includes $499, $1,233 and $461, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $241, $83 and $55, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.
(b)	Excludes five restructured nonaccrual loans at September 30, 2013 associated with a consolidated variable interest entity, in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $29, a recorded investment of $29, and an allowance of $11.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2012 ($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$263	194		65
Commercial mortgage owner occupied loans	54	43		5
Commercial mortgage non-owner occupied loans	215	160		16
Commercial construction loans	48	37		5
Commercial leases	8	8		5
Restructured residential mortgage loans	1,067	1,023		137
Restructured consumer:
Home equity	400	396		46
Automobile loans	31	30		4
Credit card	74	74		12
Other consumer loans and leases	2	2		—

Total impaired loans and leases with a related allowance	$2,162	1,967		295

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$207	169		—
Commercial mortgage owner occupied loans	107	99		—
Commercial mortgage non-owner occupied loans	209	199		—
Commercial construction loans	109	67		—
Commercial leases	5	5		—
Restructured residential mortgage loans	326	275		—
Restructured consumer:
Home equity	40	39		—
Automobile loans	3	3		—

Total impaired loans and leases with no related allowance	1,006	856		—

Total impaired loans and leases	$3,168	2,823	(a)	295

(a)	Includes $431, $1,175 and $480, respectively, of commercial, residential mortgage and consumer TDRs on accrual status;$177, $123 and $64, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

The following table summarizes the Bancorp’s average impaired loans and leases and interest income by class:

	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$553	7	$403	11
Commercial mortgage owner occupied loans(a)	145	1	140	3
Commercial mortgage non-owner occupied loans	322	2	326	6
Commercial construction loans	103	1	109	3
Commercial leases	8	—	10	—
Restructured residential mortgage loans	1,311	13	1,308	39
Restructured consumer:
Home equity	426	6	433	17
Automobile loans	27	1	29	1
Credit card	66	1	69	3
Other consumer loans and leases	2	—	2	—

Total impaired loans and leases	$2,963	32	$2,829	83

(a)	Excludes five restructured nonaccrual loans, associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $29 and $30 and an immaterial amount of interest income recognized for the three and nine months ended September 30, 2013, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the three months ended September 30, 2012		For the nine months ended September 30, 2012
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$439	1	$467	3
Commercial mortgage owner occupied loans	168	1	157	3
Commercial mortgage non-owner occupied loans	387	3	356	7
Commercial construction loans	149	—	176	2
Commercial leases	10	—	10	—
Restructured residential mortgage loans	1,276	13	1,269	38
Restructured consumer:
Home equity	438	19	440	37
Automobile loans	37	1	39	2
Credit card	78	1	81	3
Other consumer loans and leases	2	—	2	—

Total impaired loans and leases	$2,984	39	$2,997	95

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

($ in millions)	September 30, 2013	December 31, 2012
Commercial:
Commercial and industrial loans	$308	330
Commercial mortgage owner occupied loans(a)	112	125
Commercial mortgage non-owner occupied loans	70	157
Commercial construction loans	30	76
Commercial leases	1	9

Total commercial loans and leases	521	697

Residential mortgage loans	166	237
Consumer:
Home equity	48	53
Automobile loans	1	2
Credit card	34	39
Other consumer loans and leases	—	1

Total consumer loans and leases	83	95

Total nonperforming loans and leases(b) (c)	$770	1,029

OREO and other repossessed property(d)	244	257

(a)	Excludes $22 of restructured nonaccrual loans at September 30, 2013 associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(b)	Excludes $11 and $29 of nonaccrual loans held for sale at September 30, 2013 and December 31, 2012, respectively.
(c)	Includes $11 and $10 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at September 30, 2013 and December 31, 2012, respectively, and $2 and $1 of restructured nonaccrual government insured commercial loans at September 30, 2013 and December 31, 2012, respectively.
(d)	Excludes $75 and $72 of OREO related to government insured loans at September 30, 2013 and December 31, 2012, respectively.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL. As of September 30, 2013 and December 31, 2012, the Bancorp had $41 million and $28 million in line of credit commitments and $23 million and $25 million in letter of credit commitments, respectively, to lend additional funds to borrowers whose terms have been modified in a TDR.

The following table provides a summary of loans modified in a TDR by the Bancorp during the three months ended:

September 30, 2013 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	56	$79	(13)	—
Commercial mortgage owner occupied loans(c)	32	7	—	—
Commercial mortgage non-owner occupied loans	16	11	(2)	—
Commercial construction loans	1	9	—	—
Residential mortgage loans	452	65	8	—
Consumer:
Home equity	117	6	—	—
Automobile loans	115	2	—	—
Credit card	1,950	12	2	—

Total portfolio loans and leases	2,739	$191	(5)	—

September 30, 2012 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	20	$20	—	5
Commercial mortgage owner occupied loans	16	29	(3)	2
Commercial mortgage non-owner occupied loans	12	11	(3)	—
Commercial construction loans	3	—	—	—
Commercial leases	6	3	—	—
Residential mortgage loans	505	90	7	—
Consumer:
Home equity	364	21	1	—
Automobile loans	213	3	—	—
Credit card	2,231	13	2	—

Total portfolio loans and leases	3,370	$190	4	7

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
(b)	Represents number of loans post-modification.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of loans modified in a TDR by the Bancorp during the nine months ended:

September 30, 2013 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	119	$201	(13)	1
Commercial mortgage owner-occupied loans(c)	56	16	(1)	—
Commercial mortgage nonowner-occupied loans	50	65	(7)	—
Commercial construction loans	3	16	(1)	—
Residential mortgage loans	1,266	194	24	—
Consumer:
Home equity	621	33	—	—
Automobile loans	363	11	1	—
Credit card	6,442	39	5	—

Total portfolio loans and leases	8,920	$575	8	1

September 30, 2012 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	61	$45	(10)	5
Commercial mortgage owner-occupied loans	52	45	(6)	2
Commercial mortgage nonowner-occupied loans	52	78	(8)	—
Commercial construction loans	14	36	(4)	—
Commercial leases	6	3	—	—
Residential mortgage loans	1,542	259	22	—
Consumer:
Home equity	1,034	63	3	—
Automobile loans	774	12	2	—
Credit card	7,963	51	7	—

Total portfolio loans and leases	11,498	$592	6	7

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
(b)	Represents number of loans post-modification.
(c)	Excludes five loans modified in a TDR during the nine months ended September 30, 2013 associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party. The TDR has a recorded investment of $29, ALLL increased $7 upon modification, and a charge-off of $2 was recognized upon modification.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of subsequent defaults of TDRs that occurred during the three months ended September 30, 2013 and 2012 and within 12 months of the restructuring date:

September 30, 2013 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	1	$5
Commercial mortgage owner-occupied loans	2	—
Residential mortgage loans	78	11
Consumer:
Home equity	21	1
Credit card	380	2

Total portfolio loans and leases	482	$19

September 30, 2012 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial mortgage owner-occupied loans	1	$1
Residential mortgage loans	98	16
Consumer:
Home equity	19	2
Automobile loans	15	—
Credit card	376	3

Total portfolio loans and leases	509	$22

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

The following table provides a summary of subsequent defaults that occurred during the nine months ended September 30, 2013 and 2012 and within 12 months of the restructuring date:

September 30, 2013 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	3	$6
Commercial mortgage owner-occupied loans	6	1
Residential mortgage loans	304	47
Consumer:
Home equity	55	3
Automobile loans	3	—
Credit card	1,306	8

Total portfolio loans and leases	1,677	$65

September 30, 2012 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial mortgage owner-occupied loans	3	$2
Commercial mortgage nonowner-occupied loans	2	1
Commercial construction loans	2	3
Residential mortgage loans	224	41
Consumer:
Home equity	67	5
Automobile loans	36	—
Credit card	1,385	10

Total portfolio loans and leases	1,719	$62

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

7. Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period, in addition to purchase accounting adjustments related to previous acquisitions. During the fourth quarter of 2008, the Bancorp determined that the Commercial Banking and Consumer Lending segments’ goodwill carrying amounts exceeded their associated implied fair values by $750 million and $215 million, respectively. The resulting $965 million goodwill impairment charge was recorded in the fourth quarter of 2008 and represents the total amount of accumulated impairment losses as of September 30, 2013.

Changes in the net carrying amount of goodwill, by reporting unit, for the nine months ended September 30, 2013 and 2012 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Total
Net carrying value as of December 31, 2012	$613	1,655	—	148	2,416
Acquisition activity	—	—	—	—	—

Net carrying value as of September 30, 2013	$613	1,655	—	148	2,416

Net carrying value as of December 31, 2011	613	1,656	—	148	2,417
Acquisition activity	—	—	—	—	—

Net carrying value as of September 30, 2012	$613	1,656	—	148	2,417

The Bancorp evaluates goodwill at the business segment level for impairment as the Bancorp’s segments have been determined to be reporting units under U.S. GAAP. The Bancorp conducts its evaluation of goodwill impairment as of September 30th each year, and more frequently if events or circumstances indicate that there may be impairment. At September 30, 2013, the Bancorp performed a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Bancorp evaluated events and circumstances since the date of the last quantitative impairment test including the results of that test, macroeconomic conditions, banking industry and market conditions, key financial metrics of the Bancorp as well as segment and overall Bancorp financial performance. After assessing the totality of the events and circumstances, the Bancorp determined that it was not more likely than not that the fair value of each of its reporting units was less than their carrying amounts and, therefore, the first and second steps of the quantitative goodwill impairment test were deemed unnecessary.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Intangible Assets

Intangible assets consist of servicing rights, core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. Intangible assets, excluding servicing rights, have an estimated remaining weighted-average life at September 30, 2013 of 4.1 years. The Bancorp reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For more information on servicing rights, see Note 10.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of September 30, 2013
Mortgage servicing rights	$3,036	(1,610)	(511)	915
Automobile servicing rights	6	(2)	—	4
Core deposit intangibles	154	(139)	—	15
Other	45	(39)	—	6

Total intangible assets	$3,241	(1,790)	(511)	940

As of December 31, 2012
Mortgage servicing rights	$2,825	(1,467)	(661)	697
Core deposit intangibles	180	(160)	—	20
Other	44	(37)	—	7

Total intangible assets	$3,049	(1,664)	(661)	724

As of September 30, 2013, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets, including servicing rights, for the three months ended September 30, 2013 and 2012 was $42 million and $51 million, respectively. For the nine months ended September 30, 2013 and 2012, amortization expense was $152 million and $145 million, respectively.

The Bancorp’s projections of amortization expense shown below are based on existing asset balances as of September 30, 2013. Future amortization expense may vary from these projections. Estimated amortization expense for the remainder of 2013 through 2017 is as follows:

($ in millions)	Servicing Rights	Other Intangible Assets	Total
Remainder of 2013	$29	2	31
2014	110	5	115
2015	101	2	103
2016	92	2	94
2017	85	2	87

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

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Bancorp’s Condensed Consolidated Balance Sheets as of:

September 30, 2013 ($ in millions)	Automobile Loan Securitization	CDC Investments	Total
Assets:
Cash and due from banks	$53	—	53
Commercial mortgage loans	—	50	50
Automobile loans(a)	1,145	—	1,145
ALLL	(3)	(13)	(16)
Other assets	10	2	12

Total assets	1,205	39	1,244

Liabilities:
Other liabilities	$2	—	2
Long-term debt	1,198	—	1,198

Total liabilities	$1,200	—	1,200

Noncontrolling interests	—	39	39

(a)	Net of $56 of unamortized fees and discounts.

	CDC
December 31, 2012 ($ in millions)	Investments	Total
Assets:
Commercial mortgage loans	$50	50
ALLL	(5)	(5)
Other assets	3	3

Total assets	48	48

Noncontrolling interests	48	48

Automobile Loan Securitization

In August of 2013, the Bancorp transferred approximately $1.3 billion in fixed-rate consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. The primary purposes for which the VIE was created were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIE and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIE that could potentially be significant to the VIE. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE. As a result, the Bancorp concluded that it is the primary beneficiary of the VIE and, therefore, has consolidated this VIE. The assets of the VIE are restricted to the settlement of the notes and other obligations of the VIE. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

The economic performance of the VIE is most significantly impacted by the performance of the underlying loans. The principal risks to which the VIE are exposed include credit risk and prepayment risk. The credit and prepayment risks are managed through credit enhancements in the form of reserve accounts, overcollateralization, excess interest on the loans and the subordination of certain classes of asset-backed securities to other classes.

CDC Investments

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor member’s investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Bancorp’s Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at September 30, 2013 and December 31, 2012 was $20 million and $18 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Bancorp’s Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

As of September 30, 2013 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,420	421	1,420
Private equity investments	207	—	303
Loans provided to VIEs	1,837	—	3,783
Automobile loan securitization	4	—	4
Restructured loans	1	—	1

As of December 31, 2012 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,442	394	1,442
Private equity investments	189	—	310
Loans provided to VIEs	1,622	—	2,465
Restructured loans	2	—	2

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

The Bancorp is exposed to losses arising from negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the above tables. Also, as of September 30, 2013 and December 31, 2012, the unfunded commitment amounts to the funds were $96 million and $121 million, respectively. The Bancorp made capital contributions of $11 million to private equity funds during the three months ended September 30, 2013 and 2012. The Bancorp made capital contributions of $25 million and $35 million, respectively, to private equity funds during the nine months ended September 30, 2013 and 2012.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, are included in the previous tables for all periods presented. Also, as of September 30, 2013 and December 31, 2012 the Bancorp’s unfunded commitments to these entities were $1.9 billion and $843 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Automobile Loan Securitization

In March of 2013, the Bancorp recognized an immaterial loss on the securitization and sale of certain automobile loans with a carrying amount of approximately $509 million. The securitization and the resulting sale of all underlying securities qualified for sale accounting. The Bancorp has concluded that it is not the primary beneficiary of the trust because it has neither the obligation to absorb losses of the entity that could potentially be significant to the VIE nor the right to receive benefits from the entity that could potentially be significant to the VIE. The Bancorp is not required to provide any additional financial support to the trust. Investors and creditors only have recourse to the assets held by the trust. The interest the Bancorp holds in the VIE relates to servicing rights which are included in the Bancorp’s Condensed Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset.

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

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the equity investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. Due to the VIEs’ short-term cash deficit projections at the restructuring dates, the Bancorp determined that the initial fair value of its equity investments in these VIEs was zero. As of September 30, 2013 and December 31, 2012, the Bancorp’s carrying value of these equity investments was immaterial to the Bancorp’s Condensed Consolidated Balance Sheets. Additionally, the Bancorp had outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, which are included in the above tables for all periods presented. The Bancorp had no unfunded loan commitments to these VIEs as of September 30, 2013 and December 31, 2012. The loans to these VIEs are included in the Bancorp’s overall analysis of the ALLL. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during the three and nine months ended September 30, 2013 and 2012. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Residential mortgage loan sales	$5,105	5,002	$19,115	16,650
Origination fees and gains on loan sales	74	226	393	583
Servicing fees	63	62	187	186

Servicing Assets

The following table presents changes in the servicing assets related to residential mortgage and automobile loans for the nine months ended September 30:

($ in millions)	2013	2012
Carrying amount before valuation allowance as of the beginning of the period	$1,358	1,239
Servicing rights that result from the transfer of residential mortgage loans	211	254
Servicing rights that result from the transfer of automobile loans	6	—
Amortization	(145)	(134)

Carrying amount before valuation allowance	1,430	1,359

Valuation allowance for servicing assets:
Beginning balance	(661)	(558)
Recovery of (provision for) MSR impairment	150	(122)

Ending balance	(511)	(680)

Carrying amount as of the end of the period	$919	679

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

The following table displays the beginning and ending fair value of the servicing assets for the nine months ended September 30:

($ in millions)	2013	2012
Fixed rate residential mortgage loans:
Beginning balance	$664	649
Ending balance	876	645
Adjustable rate residential mortgage loans:
Beginning balance	33	32
Ending balance	39	34
Fixed rate automobile loans:
Beginning balance	—	—
Ending balance	4	—

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Condensed Consolidated Statements of Income:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Securities gains, net - non-qualifying hedges on MSRs	$5	5	13	5
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	24	32	(13)	75
(Provision for) recovery of MSR impairment (Mortgage banking net revenue)	(1)	(72)	150	(122)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2013 and 2012, the key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended:

		September 30, 2013				September 30, 2012
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate
Residential mortgage loans:
Servicing assets	Fixed	7.7	8.5%	10.2%	N/A	6.3	11.0%	10.3%	N/A
Servicing assets	Adjustable	3.7	22.4	11.5	N/A	3.8	21.7	11.4	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At September 30, 2013 and December 31, 2012, the Bancorp serviced $69.0 billion and $62.5 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At September 30, 2013, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed Assumption				Residual Servicing Cash Flows
		Fair	Weighted- Average Life (in		Impact of Adverse Change on Fair Value			Discount	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value	years)	Rate	10%	20%	50%	Rate	10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$876	6.4	11.4%	$(36)	(70)	(158)	10.4%	$(34)	(65)
Servicing assets	Adjustable	39	3.2	25.7	(2)	(3)	(7)	11.6	(1)	(2)

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of September 30, 2013 and December 31, 2012, the balance of collateral held by the Bancorp for derivative assets was $534 million and $927 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of September 30, 2013 and December 31, 2012 was $16 million and $18 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of September 30, 2013 and December 31, 2012, the balance of collateral posted by the Bancorp for derivative liabilities was $648 million and $785 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of September 30, 2013, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The fair value of derivative instruments is presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Derivative instruments with a positive fair value are reported in other assets in the Condensed Consolidated Balance Sheets while derivative instruments with a negative fair value are reported in other liabilities in the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative instruments are not added to or netted against the fair value amounts. For further information on offsetting derivatives, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
	Notional	Derivative	Derivative
September 30, 2013 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$3,205	345	11

Total fair value hedges		345	11

Cash flow hedges:
Interest rate swaps related to C&I loans	1,000	45	—

Total cash flow hedges		45	—

Total derivatives designated as qualifying hedging instruments		390	11

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes
Interest rate contracts related to MSRs	2,992	147	8
Forward contracts related to held for sale mortgage loans	4,068	12	44
Stock warrants associated with Vantiv Holding, LLC	569	293	—
Swap associated with the sale of Visa, Inc. Class B shares	812	—	35

Total free-standing derivatives - risk management and other business purposes		452	87

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	29,128	399	412
Interest rate lock commitments	1,433	25	1
Commodity contracts	3,330	83	82
Foreign exchange contracts	18,299	237	214

Total free-standing derivatives - customer accommodation		744	709

Total derivatives not designated as qualifying hedging instruments		1,196	796

Total		$1,586	807

		Fair Value
	Notional	Derivative	Derivative
December 31, 2012 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$2,880	558	—

Total fair value hedges		558	—

Cash flow hedges:
Interest rate floors related to C&I loans	1,500	22	—
Interest rate swaps related to C&I loans	1,000	60	—
Interest rate caps related to long-term debt	500	—	—
Interest rate swaps related to long-term debt	250	—	1

Total cash flow hedges		82	1

Total derivatives designated as qualifying hedging instruments		640	1

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes
Interest rate contracts related to MSRs	10,177	219	—
Forward contracts related to held for sale mortgage loans	5,322	2	14
Stock warrants associated with Vantiv Holding, LLC	416	177	—
Swap associated with the sale of Visa, Inc. Class B shares	644	—	33

Total free-standing derivatives - risk management and other business purposes		398	47

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	27,354	586	602
Interest rate lock commitments	4,894	60	—
Commodity contracts	3,084	87	82
Foreign exchange contracts	17,297	201	183
Derivative instruments related to equity linked CDs	5	—	—

Total free-standing derivatives - customer accommodation		934	867

Total derivatives not designated as qualifying hedging instruments		1,332	914

Total		$1,972	915

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of September 30, 2013 and December 31, 2012, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months		For the nine months
		ended September 30,		ended September 30,
($ in millions)		2013	2012	2013	2012
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(30)	(35)	(223)	(56)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	30	44	220	59

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure for which the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of September 30, 2013, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of September 30, 2013, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 29 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income while reclassified gains and losses on interest rate contracts related to long-term debt are recorded within interest expense in the Condensed Consolidated Statements of Income. As of September 30, 2013 and December 31, 2012, $31 million and $50 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. As of September 30, 2013, approximately $18 million of net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2013.

During the three and nine months ended September 30, 2013 and 2012, there were no gains or losses reclassified from accumulated other comprehensive income into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the net gains recorded in the Condensed Consolidated Statements of Income and accumulated other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2013	2012	2013	2012
Amount of net gains recognized in OCI	$9	10	8	35
Amount of net gains reclassified from OCI into net income	6	22	37	63

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

In conjunction with the sale of the Bancorp’s 51% interest in Vantiv Holding, LLC, the Bancorp received warrants and issued put options, which are accounted for as free-standing derivatives. The put options expired as a result of the Vantiv, Inc. initial public offering in March of 2012. Refer to Note 21 for further discussion of significant inputs and assumptions used in the valuation of the warrants.

In conjunction with the sale of Visa, Inc. Class B shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative. See Note 21 for further discussion of significant inputs and assumptions used in the valuation of this instrument.

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months		For the nine months
		ended September 30,		ended September 30,
($ in millions)		2013	2012	2013	2012
Interest rate contracts:
Forward contracts related to mortgage loans held for sale	Mortgage banking net revenue	$(191)	(59)	(20)	(42)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	24	32	(13)	75
Interest rate swaps related to long-term debt	Other noninterest income	—	1	—	2
Foreign exchange contracts:
Foreign exchange contracts for trading purposes	Other noninterest income	(2)	(1)	3	(1)
Equity contracts:
Stock warrants associated with Vantiv Holding, LLC	Other noninterest income	6	(16)	116	85
Put options associated with sale of the processing business	Other noninterest income	—	—	—	1
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(2)	(1)	(13)	(30)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of September 30, 2013 and December 31, 2012, the total notional amount of the risk participation agreements was $1.2 billion and $1.0 billion, respectively, and the fair value was a liability of $3 million at September 30, 2013 and $2 million at December 31, 2012, respectively, which is included in interest rate contracts for customers. As of September 30, 2013, the risk participation agreements had an average remaining life of 3.9 years.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table:

As of ($ in millions)	September 30, 2013	December 31, 2012
Pass	$1,157	993
Special mention	37	—
Substandard	13	13
Doubtful	—	—

Total	$1,207	1,006

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2013	2012	2013	2012
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$8	7	22	20
Interest rate contracts for customers (credit losses)	Other noninterest expense	—	(1)	(3)	(2)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	2	4	5
Interest rate lock commitments	Mortgage banking net revenue	43	166	41	341
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	1	1	5	6
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	1	—	1
Foreign exchange contracts:
Foreign exchange contracts - customers (contract revenue)	Corporate banking revenue	14	16	52	49
Foreign exchange contracts - customers (credit portion of fair value adjustment)	Other noninterest expense	—	1	(2)	2

12. Offsetting Derivative Financial Instruments

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

Collateral amounts included in the table below consist primarily of cash and highly-rated government-backed securities.

	Amount Recognized in the Condensed Consolidated Balance Sheet(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
September 30, 2013 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,268	(322)	(430)	$516

Total assets	1,268	(322)	(430)	516
Liabilities
Derivatives	806	(322)	(360)	124

Total liabilities	$806	(322)	(360)	$124

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Amount Recognized in the Condensed Consolidated Balance Sheet(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
December 31, 2012 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,735	(291)	(794)	$650

Total assets	1,735	(291)	(794)	650
Liabilities
Derivatives	915	(291)	(505)	119

Total liabilities	$915	(291)	(505)	$119

(a)	Amount does not include stock warrants associated with Vantiv Holding, LLC and interest rate lock commitments because these instruments are not subject to master netting or similar arrangement.
(b)	Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

13. Long-Term Debt

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

As previously discussed in Note 9, the Bancorp was determined to be the primary beneficiary of a VIE associated with an automobile loan securitization completed in the third quarter of 2013. As such, $1.2 billion of long-term debt related to this VIE was consolidated in the Bancorp’s Condensed Consolidated Financial Statements as of September 30, 2013. Third-party holders of this debt do not have recourse to the general assets of the Bancorp.

14. Capital Actions

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

On January 28, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 6,953,028 shares or approximately $125 million of its outstanding common stock on January 31, 2013. The Bancorp repurchased the shares of its common stock as part of its previously announced Board approved 100 million share repurchase program. This repurchase transaction concluded the $600 million of common share repurchases not objected to by the FRB in the 2012 CCAR process. At settlement of the forward contract on April 5, 2013, the Bancorp received an additional 849,037 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

On May 21, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 25,035,519 shares, or approximately $539 million, of its outstanding common stock on May 24, 2013. The Bancorp repurchased the shares of its common stock as part of its 100 million share repurchase program previously announced on March 19, 2013. At settlement of the forward contract on October 1, 2013, the Bancorp received an additional 4,270,250 shares which were recorded in the fourth quarter of 2013 as an adjustment to the basis in the treasury shares purchased on the acquisition date.

Preferred Stock Offering and Conversion

On May 13, 2013, the Bancorp issued in a registered public offering 600,000 depositary shares, representing 24,000 shares of 5.10% fixed-to-floating rate non-cumulative Series H perpetual preferred stock, for net proceeds of $593 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends, on a non-cumulative, semi-annual basis, at an annual rate of 5.10% through but excluding June 30, 2023, at which time it converts to a quarterly floating rate dividend of three-month LIBOR plus 3.033%. Subject to any required regulatory approval, the Bancorp may redeem the Series H preferred shares at its option in whole or in part, at any time on or after June 30, 2023 and following a regulatory capital event at any time prior to June 30, 2023. The Series H preferred shares are not convertible into Bancorp common shares or any other securities. Under the 2013 CCAR, the Bancorp has $450 million of remaining preferred stock available for issuance as of September 30, 2013.

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

On July 1, 2013, the Bancorp converted the remaining 16,442 outstanding shares of Series G preferred stock, which represented 4,110,500 depositary shares, into shares of Fifth Third’s common stock. Each share of Series G preferred stock was converted into 2,159.8272 shares of common stock, representing a total of 35,511,740 issued shares. The common shares issued in the conversion are exempt securities pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, as the securities exchanged were exclusively with the Bancorp’s existing security holders where no commission or other remuneration was paid. Upon conversion, the depositary shares were delisted from the NASDAQ Global Select Market and withdrawn from the Exchange.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

	September 30,	December 31,
($ in millions)	2013	2012
Commitments to extend credit	$59,411	53,403
Forward contracts to sell mortgage loans	4,068	5,322
Letters of credit	4,019	4,281
Noncancelable lease obligations	742	769
Capital commitments for private equity investments	96	121
Purchase obligations	89	87
Capital expenditures	38	29
Capital lease obligations	19	24

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2013 and December 31, 2012, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $167 million and $179 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table:

	September 30,	December 31,
($ in millions)	2013	2012
Pass	$58,752	52,812
Special mention	304	370
Substandard	350	221
Doubtful	5	—

Total	$59,411	53,403

Forward contracts to sell mortgage loans

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts are included in the summary of significant commitments table above for all periods presented.

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of:

September 30,
($ in millions)	2013
Less than 1 year(a)	$1,795
1 - 5 years(a)	2,172
Over 5 years	52

Total	$4,019

(a)	Includes $67 and $6 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 98% of total letters of credit at September 30, 2013 compared to 99% at December 31, 2012 and are considered guarantees in accordance with U.S. GAAP. Approximately 46% and 49% of the total standby letters of credit were fully secured as of September 30, 2013 and December 31, 2012, respectively. In the event of nonperformance by the customers, the Bancorp has rights to

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $2 million at September 30, 2013 and $4 million at December 31, 2012. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table:

	September 30,	December 31,
($ in millions)	2013	2012
Pass	$3,515	3,902
Special mention	137	129
Substandard	343	223
Doubtful	24	27

Total	$4,019	4,281

At September 30, 2013 and December 31, 2012, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of September 30, 2013 and December 31, 2012, total VRDNs were $2.3 billion and $2.8 billion of which FTS acted as the remarketing agent to issuers on $2.0 billion and $2.5 billion, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, on $1.7 billion and $2.0 billion to the VRDNs remarketed by FTS, in addition to $299 million and $345 million in VRDNs remarketed by third parties at September 30, 2013 and December 31, 2012, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $40 million at September 30, 2013 and $58 million at December 31, 2012. As of September 30, 2013 and December 31, 2012, the Bancorp maintained a reserve of $13 million and $18 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. During 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp maintained reserves related to these loans sold with representation and warranty provisions, which were included in other liabilities on the Condensed Consolidated Balance Sheets, totaling $103 million and $110 million as of September 30, 2013 and December 31, 2012, respectively.

The Bancorp uses the best information available to it in estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of September 30, 2013, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $61 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions discussed above to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possibly losses, depending on the outcome of various factors, including those noted above.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Balance, beginning of period	$117	57	110	55
(Recovery of) provision for representation and warranty expense	(3)	37	34	66
Losses charged against the reserve	(11)	(13)	(41)	(40)

Balance, end of period	$103	81	103	81

The following table provides a rollforward of unresolved demands by claimant type for the nine months ended September 30, 2013:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	294	$48	124	$19
New demands	1,409	189	223	2
Loan paydowns/payoffs	(11)	(2)	(6)	(1)
Resolved demands	(1,397)	(190)	(311)	(16)

Balance, end of period	295	$45	30	$4

The following table provides a rollforward of unresolved demands by claimant type for the nine months ended September 30, 2012:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	328	$47	109	$19
New demands	2,116	274	173	6
Loan paydowns/payoffs	(34)	(5)	(1)	—
Resolved demands	(2,092)	(261)	(157)	(6)

Balance, end of period	318	$55	124	$19

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $589 million and $662 million at September 30, 2013 and December 31, 2012, respectively, and the delinquency rates were 4.6% and 5.9% at September 30, 2013 and December 31, 2012, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $18 million and $20 million at September 30, 2013 and December 31, 2012, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $11 million and $17 million at September 30, 2013 and December 31, 2012, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $812 million at September 30, 2013.

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

As of the date of the Bancorp’s sale of Visa Class B shares and through September 30, 2013, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap with an initial fair value of $55 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax) recognized by the Bancorp for the year ended December 31, 2009. In the second and fourth quarters of 2010, Visa funded an additional $500 million and $800 million, respectively, into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make cash payments of $20 million and $35 million, respectively, (each of which reduced the swap liability) to the swap counterparty. In the second quarter of 2011, Visa funded an additional $400 million into the litigation escrow account. Upon Visa’s funding of the litigation escrow account in the second quarter of 2011, along with additional terms of the total return swap, the Bancorp made a $19 million cash payment (which reduced the swap liability) to the swap counterparty. During the fourth quarter of 2011, Visa announced it decided to fund an additional $1.565 billion into the litigation escrow account which increased the swap liability approximately $54 million. Upon Visa’s funding of the litigation escrow account in the first quarter of 2012, along with additional terms of the total return swap, the Bancorp made a $75 million cash payment (which reduced the swap liability) to the swap counterparty. On July 24, 2012, Visa funded an additional $150 million into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $6 million cash payment (which reduced the swap liability) to the swap counterparty during the quarter ended September 30, 2012. The fair value of the swap liability was $35 million and $33 million at September 30, 2013 and December 31, 2012, respectively. Refer to Note 16 for further information.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

16. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 15 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. On October 19, 2012, the parties to the litigation entered into a settlement agreement. The court entered a Class Settlement Preliminary Approval Order on November 27, 2012. Pursuant to the terms of the settlement agreement, the Bancorp paid $46 million into a class settlement escrow account. Previously, the Bancorp paid an additional $4 million in another settlement escrow in connection with the settlement of claims from plaintiffs not included in the class action. More than 7,900 merchants have requested exclusion from the class settlement. Pursuant to the terms of the settlement agreement, 25% of the funds paid into the class settlement escrow account will be returned to the control of the defendants through Class Exclusion Takedown Payments. A number of the merchants who requested exclusion from the class have filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. The federal lawsuits have been tentatively transferred to the United States District Court for the Eastern District of New York. The Bancorp was not named as a defendant in any of the federal lawsuits, but may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. In addition, one merchant filed a separate state court lawsuit against Visa, MasterCard and certain other defendants, including the Bancorp, alleging similar antitrust violations. Refer to Note 15 for further information.

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

For the year ended December 31, 2008, five putative securities class action complaints were filed against the Bancorp and its Chief Executive Officer, among other parties. The five cases have been consolidated under the caption Local 295/Local 851 IBT Employer Group Pension Trust and Welfare Fund v. Fifth Third Bancorp. et al., Case No. 1:08CV00421, and are currently pending in the United States District Court for the Southern District of Ohio. On December 18, 2012, the Bancorp entered into a settlement agreement to resolve these cases. The settlement is subject to court approval, which process is ongoing. Under the terms of the settlement, the Bancorp and its insurer will pay a total of $16 million to a fund to settle all the claims of the class members. In the settlement the Bancorp has denied any liability and has agreed to the settlement in order to avoid potential future litigation costs and uncertainty. The Bancorp does not consider the impact of the settlement to be material to its financial condition or results of operations. In addition to the foregoing, two cases were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain officers alleging violations of ERISA based on allegations similar to those set forth in the securities class action cases filed during the same period of time. The two cases alleging violations of ERISA were dismissed by the trial court, but the Sixth Circuit Court of Appeals reversed the trial court decision. The Bancorp petitioned the United States Supreme Court to review and reverse the Sixth Circuit decision and sought a stay of proceedings in the trial court pending appeal. On March 25, 2013, the Supreme Court issued an order directing the Solicitor General to file a brief stating the view of the United States on the issues raised in the Bancorp’s petition. The motion to stay remains pending. The impact of the final disposition of the ERISA lawsuits cannot be assessed at this time.

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

The Bancorp and/or its affiliates are involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory bodies regarding their respective businesses. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement authorities such as the Department of Justice or a United States Attorney. Among other matters, the Bancorp has been cooperating with the Department of Justice and the Office of the Inspector General for the Department of Housing and Urban Development in a civil investigation regarding compliance with requirements relating to certain Federal Housing Agency-insured loans originated by affiliates of the Bancorp. The investigation is ongoing, and no demand or claim has been made of the Bancorp. The investigation could lead to a demand under the federal False Claims Act and the federal Financial Institutions Reform, Recovery and Enforcement Act of 1989, which allow up to treble and other special damages substantially in excess of actual losses.

As previously disclosed, the SEC has been investigating the Bancorp’s historical accounting and reporting with respect to certain commercial loans that were sold or reclassified as held-for-sale in the fourth quarter of 2008. At dispute in the matter is whether certain of those loans should have been moved to held for sale in the third quarter of that year. The Bancorp is in discussions with the SEC staff concerning a

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

proposed settlement of that investigation, pursuant to which the Bancorp, without admitting or denying any factual allegations, would consent to the SEC’s issuance of an administrative order finding that the Bancorp did not properly account for a portion of its commercial real estate loan portfolio in its Form 10-Q for the third quarter of 2008 in violation of certain provisions of the securities laws, including Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 and Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934. The proposed settlement would also order the Bancorp to cease and desist from committing or causing any such violations in the future and to pay a civil money penalty. Daniel T. Poston, the Bancorp’s interim chief financial officer during the relevant time, is in separate settlement discussions with the SEC staff concerning a settlement pursuant to which Mr. Poston, without admitting or denying any factual allegations, would consent to similar findings and charges against him, a cease and desist order, a separate civil money penalty, and a one-year ban from practicing before the SEC. The proposed settlement is subject to approval by the Commissioners of the SEC. There can be no assurance that the Commissioners will approve a settlement on the terms described above. Refer to the Bancorp’s Current Report on Form 8-K filed with the SEC on November 5, 2013 for additional information regarding this proposed settlement and related actions.

The Bancorp is party to numerous claims and lawsuits concerning matters arising from the conduct of its business activities. The outcome of litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. A reserve for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such reserve is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts reserved. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal proceedings including the matters discussed above in an aggregate amount up to approximately $116 million in excess of amounts reserved, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

17. Related Party Transactions

The Bancorp’s ownership position in Vantiv Holding, LLC was reduced in the second quarter of 2013 when the Bancorp sold an approximate five percent interest and recognized a $242 million gain. The Bancorp’s ownership percentage was further reduced in the third quarter of 2013 when the Bancorp sold an approximate three percent interest and recognized a $85 million gain. The Bancorp’s remaining approximate 25% ownership in Vantiv Holding, LLC was accounted for as an equity method investment in the Bancorp’s Condensed Consolidated Financial Statements and had a carrying value of $415 million as of September 30, 2013.

As of September 30, 2013, the Bancorp continued to hold approximately 48.8 million Class B units of Vantiv Holding, LLC and a warrant to purchase approximately 20.4 million Class C non-voting units of Vantiv Holding, LLC, both of which may be exchanged for Class A Common Stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc.’s option for cash. In addition, the Bancorp holds approximately 48.8 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions.

18. Income Taxes

The Bancorp’s provision for income taxes was $183 million and $139 million for the three months ended September 30, 2013 and 2012, respectively. The provision for income taxes was $613 million and $491 million for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rates for the three months ended September 30, 2013 and 2012 were 30.3% and 27.7%, respectively. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 30.1% and 29.4%, respectively. The increase in the effective tax rate for the three months ended September 30, 2013 from the three months ended September 30, 2012 was primarily due to an increase in projected annual pre-tax income and anticipated increases in non-deductible expenses and decreases in non-taxable income from the prior period.

The Bancorp’s unrecognized tax benefits as of September 30, 2013 were $6 million. While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

19. Accumulated Other Comprehensive Income

The activity of the components of other comprehensive income and accumulated other comprehensive income for the three months ended September 30, 2013 and 2012 was as follows:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
September 30, 2013
Unrealized holding gains on available-for-sale securities arising during period	$106	(37)	69
Reclassification adjustment for net gains included in net income	(5)	1	(4)

Net unrealized gains on available-for-sale securities	101	(36)	65	203	65	268
Unrealized holding gains on cash flow hedge derivatives arising during period	9	(3)	6
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(6)	2	(4)

Net unrealized gains on cash flow hedge derivatives	3	(1)	2	29	2	31
Defined benefit plans:
Net actuarial loss	3	(1)	2

Defined benefit plans, net	3	(1)	2	(83)	2	(81)

Total	$107	(38)	69	149	69	218

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
September 30, 2012
Unrealized holding gains on available-for-sale securities arising during period	$33	(11)	22
Reclassification adjustment for net gains included in net income	(6)	2	(4)

Net unrealized gains on available-for-sale securities	27	(9)	18	476	18	494
Unrealized holding gains on cash flow hedge derivatives arising during period	10	(2)	8
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(22)	8	(14)

Net unrealized gains on cash flow hedge derivatives	(12)	6	(6)	68	(6)	62
Defined benefit plans:
Net actuarial loss	3	(1)	2

Defined benefit plans, net	3	(1)	2	(90)	2	(88)

Total	$18	(4)	14	454	14	468

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The activity of the components of other comprehensive income and accumulated other comprehensive income for the nine months ended September 30, 2013 and 2012 was as follows:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
September 30, 2013
Unrealized holding losses on available-for-sale securities arising during period	$(274)	96	(178)
Reclassification adjustment for net losses included in net income	53	(19)	34

Net unrealized gains on available-for-sale securities	(221)	77	(144)	412	(144)	268
Unrealized holding gains on cash flow hedge derivatives arising during period	8	(3)	5
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(37)	13	(24)

Net unrealized gains on cash flow hedge derivatives	(29)	10	(19)	50	(19)	31
Defined benefit plans:
Net actuarial loss	9	(3)	6

Defined benefit plans, net	9	(3)	6	(87)	6	(81)

Total	$(241)	84	(157)	375	(157)	218

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
September 30, 2012
Unrealized holding gains on available-for-sale securities arising during period	$29	(10)	19
Reclassification adjustment for net gains included in net income	(16)	6	(10)

Net unrealized gains on available-for-sale securities	13	(4)	9	485	9	494
Unrealized holding gains on cash flow hedge derivatives arising during period	35	(12)	23
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(63)	22	(41)

Net unrealized gains on cash flow hedge derivatives	(28)	10	(18)	80	(18)	62
Defined benefit plans:
Net actuarial loss	11	(4)	7

Defined benefit plans, net	11	(4)	7	(95)	7	(88)

Total	$(4)	2	(2)	470	(2)	468

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2013:

Components of AOCI: ($ in millions)	Amount Reclassified from AOCI(b)	Affected Line Item in the Condensed Consolidated Statements of Income
Net unrealized gains on available-for-sale securities
Net gains included in net income	$5	Securities gains, net

	5	Income before income taxes
	(1)	Applicable income tax expense

	4	Net income

Net unrealized gains on cash flow hedge derivatives
Interest rate contracts related to C&I loans	6	Interest and fees on loans and leases

	6	Income before income taxes
	(2)	Applicable income tax expense

	4	Net income

Amortization of defined benefit pension items
Net actuarial loss	(3)	(a)

	(3)	Income before income taxes
	1	Applicable income tax expense

	(2)	Net income

Total reclassifications for the period	$6	Net income

The table below presents reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2013:

Components of AOCI: ($ in millions)	Amount Reclassified from AOCI(b)	Affected Line Item in the Condensed Consolidated Statements of Income
Net unrealized gains on available-for-sale securities
Net losses included in net income	$(53)	Securities gains, net

	(53)	Income before income taxes
	19	Applicable income tax expense

	(34)	Net income

Net unrealized gains on cash flow hedge derivatives
Interest rate contracts related to C&I loans	38	Interest and fees on loans and leases
Interest rate contracts related to long-term debt	(1)	Interest on long-term debt

	37	Income before income taxes
	(13)	Applicable income tax expense

	24	Net income

Amortization of defined benefit pension items
Net actuarial loss	(9)	(a)

	(9)	Income before income taxes
	3	Applicable income tax expense

	(6)	Net income

Total reclassifications for the period	$(16)	Net income

(a)	This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 20 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2012 for information on the computation of net periodic benefit cost.
(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

20. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	2013			2012
For the three months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$421			363
Dividends on preferred stock	—			9

Net income available to common shareholders	421			354
Less: Income allocated to participating securities	3			2

Net income allocated to common shareholders	$418	880	0.47	352	904	0.39

Earnings per diluted share:
Net income available to common shareholders	$421			354
Effect of dilutive securities:
Stock-based awards	—	8	—	—	5	—
Series G convertible preferred stock	—	—	—	9	36	(0.01)

Net income available to common shareholders plus assumed conversions	421			363
Less: Income allocated to participating securities	3			2

Net income allocated to common shareholders plus assumed conversions	$418	888	0.47	361	945	0.38

	2013			2012
For the nine months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$1,433			1,178
Dividends on preferred stock	18			26

Net income available to common shareholders	1,415			1,152
Less: Income allocated to participating securities	10			7

Net income allocated to common shareholders	$1,405	870	1.62	1,145	911	1.26

Earnings per diluted share:
Net income available to common shareholders	$1,415			1,152
Effect of dilutive securities:
Stock-based awards	—	7	—	—	5	—
Series G convertible preferred stock	18	24	(0.04)	26	36	(0.03)

Net income available to common shareholders plus assumed conversions	1,433			1,178
Less: Income allocated to participating securities	10			7

Net income allocated to common shareholders plus assumed conversions	$1,423	901	1.58	1,171	952	1.23

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three and nine months ended September 30, 2013 excludes 24 million and 25 million, respectively, of stock appreciation rights and an immaterial amount of stock options for the three months ended September 30, 2013 and 1 million of stock options for the nine months ended September 30, 2013. The diluted earnings per share computation for the three and nine months ended September 30, 2012 excludes 39 million and 36 million, respectively, of stock appreciation rights and 3 million and 5 million, respectively, of stock options.

The diluted earnings per share computation for the three and nine months ended September 30, 2013 excludes the impact of the forward contract related to the May 21, 2013 share repurchase agreement. Based on the average daily volume-weighted average price of the Bancorp’s common stock during the third quarter of 2013, the counterparty to the transaction would have been required to deliver approximately 4 million shares as of September 30, 2013, and thus the impact of the accelerated share repurchase transaction would have been anti-dilutive to earnings per share. The diluted earnings per share computation for the three and nine months ended September 30, 2012 excluded the impact of the forward contract related to the August 23, 2012 accelerated share repurchase transaction because, based upon the average daily volume-weighted average price of the Bancorp’s common stock during the third quarter of 2012, the counterparty would have been required to deliver approximately 2 million shares as of September 30, 2012, and thus the impact would have been anti-dilutive to earnings per share.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using
September 30, 2013 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and government agencies	$26	—	—	26
U.S. Government sponsored agencies	—	1,653	—	1,653
Obligations of states and political subdivisions	—	205	—	205
Agency mortgage-backed securities	—	11,353	—	11,353
Other bonds, notes and debentures	—	3,839	—	3,839
Other securities(a)	92	66	—	158

Available-for-sale securities(a)	118	17,116	—	17,234
Trading securities:
U.S. Treasury and government agencies	1	—	—	1
U.S. Government sponsored agencies	—	20	—	20
Obligations of states and political subdivisions	—	20	1	21
Agency mortgage-backed securities	—	1	—	1
Other bonds, notes and debentures	—	9	—	9
Other securities	194	—	—	194

Trading securities	195	50	1	246
Residential mortgage loans held for sale	—	1,298	—	1,298
Residential mortgage loans(b)	—	—	89	89
Derivative assets:
Interest rate contracts	12	936	25	973
Foreign exchange contracts	—	237	—	237
Equity contracts	—	—	293	293
Commodity contracts	9	74	—	83

Derivative assets	21	1,247	318	1,586

Total assets	$334	19,711	408	20,453

Liabilities:
Derivative liabilities:
Interest rate contracts	$44	428	4	476
Foreign exchange contracts	—	214	—	214
Equity contracts	—	—	35	35
Commodity contracts	14	68	—	82

Derivative liabilities	58	710	39	807
Short positions	17	2	—	19

Total liabilities	$75	712	39	826

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
December 31, 2012 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$41	—	—	41
U.S. Government sponsored agencies	—	1,911	—	1,911
Obligations of states and political subdivisions	—	212	—	212
Agency mortgage-backed securities	—	8,730	—	8,730
Other bonds, notes and debentures	—	3,277	—	3,277
Other securities(a)	79	113	—	192

Available-for-sale securities(a)	120	14,243	—	14,363
Trading securities:
U.S. Treasury and Government agencies	1	—	—	1
U.S. Government sponsored agencies	—	6	—	6
Obligations of states and political subdivisions	—	16	1	17
Agency mortgage-backed securities	—	7	—	7
Other bonds, notes and debentures	—	15	—	15
Other securities	161	—	—	161

Trading securities	162	44	1	207
Residential mortgage loans held for sale	—	2,856	—	2,856
Residential mortgage loans(b)	—	—	76	76
Derivative assets:
Interest rate contracts	2	1,445	60	1,507
Foreign exchange contracts	—	201	—	201
Equity contracts	—	—	177	177
Commodity contracts	—	87	—	87

Derivative assets	2	1,733	237	1,972

Total assets	$284	18,876	314	19,474

Liabilities:
Derivative liabilities:
Interest rate contracts	$14	600	3	617
Foreign exchange contracts	—	183	—	183
Equity contracts	—	—	33	33
Commodity contracts	—	82	—	82

Derivative liabilities	14	865	36	915
Short positions	8	2	—	10

Total liabilities	$22	867	36	925

(a)	Excludes FHLB and FRB restricted stock totaling $497 and $349, respectively, at September 30, 2013 and $497 and $347, respectively, at December 31, 2012.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the three and nine months ended September 30, 2013 and for the year ended December 31, 2012, no assets or liabilities were transferred between Level 1 and Level 2.

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

For residential mortgage loans reclassified from held for sale to held for investment, the fair value estimation is based on mortgage-backed securities prices, interest rate risk and an internally developed credit component. Therefore, these loans are classified within Level 3 of the valuation hierarchy. An adverse change in the loss rate or severity assumption would result in a decrease in fair value of the related loan. The Secondary Marketing Department, which reports to the Bancorp’s Chief Operating Officer, in conjunction with the Consumer Credit Risk Department, which reports to the Bancorp’s Chief Risk and Credit Officer, are responsible for determining the valuation methodology for residential mortgage loans held for investment. The Secondary Marketing Department reviews loss severity assumptions quarterly to determine if adjustments are necessary based on decreases in observable housing market data. This group also reviews trades in comparable benchmark securities and adjusts the values of loans as necessary. Consumer Credit Risk is responsible for the credit component of the fair value which is based on internally developed loss rate models that take into account historical loss rates and loss severities based on underlying collateral values.

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At September 30, 2013 and December 31, 2012, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of warrants associated with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net fair value asset of the interest rate lock commitments at September 30, 2013 was $24 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the interest rate lock commitments of approximately $10 million and $19 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the interest rate lock commitments of approximately $12 million and $25 million, respectively. The decrease in fair value of interest rate lock commitments due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $2 million and $5 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $2 million and $5 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2013 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	83	(30)	250	304
Total gains or losses (realized/unrealized):
Included in earnings	—	—	43	5	48
Purchases	—	—	(1)	—	(1)
Settlements	—	(5)	9	3	7
Transfers into Level 3(b)	—	11	—	—	11

Ending balance	$1	89	21	258	369

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2013(c)	$—	—	22	5	27

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2012 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	76	54	184	315
Total gains or losses (realized/unrealized):
Included in earnings	—	1	163	(17)	147
Settlements	—	(5)	(118)	9	(114)
Transfers into Level 3(b)	—	4	—	—	4

Ending balance	$1	76	99	176	352

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2012(c)	$—	1	101	(17)	85

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2013 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	76	57	144	278
Total gains or losses (realized/unrealized):
Included in earnings	—	(1)	42	102	143
Purchases	—	—	(1)	—	(1)
Settlements	—	(12)	(77)	12	(77)
Transfers into Level 3(b)	—	26	—	—	26

Ending balance	$1	89	21	258	369

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2013(c)	$—	(1)	45	102	146

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2012 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	65	32	32	$130
Total gains or losses (realized/unrealized):
Included in earnings	—	—	338	57	395
Settlements	—	(10)	(271)	87	(194)
Transfers into Level 3(b)	—	21	—	—	21

Ending balance	$1	76	99	176	$352

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2012(c)	$—	—	173	57	$230

(a)	Net interest rate derivatives include derivative assets and liabilities of $25 and $4, respectively, as of September 30, 2013 and $102 and $3, respectively, as of September 30, 2012. Net equity derivatives include derivative assets and liabilities of $293 and $35, respectively, as of September 30, 2013, and $198 and $22, respectively, as of September 30, 2012.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Mortgage banking net revenue	$43	165	40	339
Corporate banking revenue	—	—	1	—
Other noninterest income	5	(18)	102	56

Total gains	$48	147	143	395

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at September 30, 2013 and 2012 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Mortgage banking net revenue	$22	103	43	174
Corporate banking revenue	—	—	1	—
Other noninterest income	5	(18)	102	56

Total gains	$27	85	146	230

The following tables present information as of September 30, 2013 and 2012 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a recurring basis:

As of September 30, 2013 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$89	Loss rate model	Interest rate risk factor Credit risk factor	(19.9) - 12.2% 0 - 56.4%	3.5% 3.3%

IRLCs, net	24	Discounted cash flow	Loan closing rates	3.1 - 97.2%	66.4%

Stock warrants associated with Vantiv Holding, LLC	293	Black-Scholes option valuation model	Expected term (years) Expected volatility(a) Expected dividend rate	2.00 - 15.8 21.0 - 33.4% —	5.1 27.8% —

Swap associated with the sale of Visa, Inc. Class B shares	(35)	Discounted cash flow	Timing of the resolution of the Covered Litigation	3/31/2014 - 3/31/2017	NM

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2012 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$76	Loss rate model	Interest rate risk factor Credit risk factor	(91.0) - 16.6% 2.3 - 68.4%	6.5% 4.6%

IRLCs, net	102	Discounted cash flow	Loan closing rates	9.8 - 95.0%	60.1%

Stock warrants associated with Vantiv Holding, LLC	197	Black-Scholes option valuation model	Expected term (years) Expected volatility(a) Expected dividend rate	2.00 - 16.75 27.7 - 40.6% —	6.2 34.2% —

Swap associated with the sale of Visa, Inc. Class B shares	(21)	Discounted cash flow	Timing of the resolution of the Covered Litigation	6/30/13 - 6/30/15	NM

(a)	Based on historical and implied volatilities of comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent those assets that were subject to fair value adjustments during the three and nine months ended September 30, 2013 and 2012 and still held as of the end of the period, and the related losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total Losses	Total Losses
As of September 30, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Commercial loans held for sale(a)	$—	—	—	—	—	(5)
Commercial and industrial loans	—	—	431	431	(103)	(134)
Commercial mortgage loans	—	—	63	63	(9)	(34)
Commercial construction loans	—	—	3	3	(4)	(6)
Commercial leases	—	—	1	1	—	—
MSRs	—	—	915	915	(1)	150
OREO	—	—	109	109	(8)	(37)

Total	$—	—	1,522	1,522	(125)	(66)

	Fair Value Measurements Using				Total Losses	Total Losses
As of September 30, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2012	For the nine months ended September 30, 2012
Commercial loans held for sale(a)	$—	—	13	13	(4)	(10)
Commercial and industrial loans	—	—	79	79	(31)	(86)
Commercial mortgage loans	—	—	59	59	(11)	(40)
Commercial construction loans	—	—	8	8	(5)	(21)
MSRs	—	—	679	679	(72)	(122)
OREO	—	—	114	114	(16)	(60)

Total	$—	—	952	952	(139)	(339)

(a)	Includes commercial nonaccrual loans held for sale.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of September 30, 2013 and 2012 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of September 30, 2013 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$—	Appraised value	Appraised value Cost to sell	NM NM	NM 10.0%

Commercial and industrial loans	431	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	63	Appraised value	Collateral value	NM	NM

Commercial construction loans	3	Appraised value	Collateral value	NM	NM

Commercial leases	1	Appraised value	Collateral value	NM	NM

MSRs	915	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 11.4% (Adjustable) 25.7%
			Discount rates	9.4 - 18.0%	(Fixed) 10.4% (Adjustable) 11.6%

OREO	109	Appraised value	Appraised value	NM	NM

As of September 30, 2012 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$13	Appraised value	Appraised value Cost to sell	NM NM	NM 10.0%

Commercial and industrial loans	79	Appraised value	Default rates Collateral value	100% NM	NM NM

Commercial mortgage loans	59	Appraised value	Default rates Collateral value	100% NM	NM NM

Commercial construction loans	8	Appraised value	Default rates Collateral value	100% NM	NM NM

MSRs	679	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 16.9% (Adjustable) 27.1%
			Discount rates	9.4 - 18.0%	(Fixed) 10.6% (Adjustable) 11.7%

OREO	114	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

The Bancorp transferred $5 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at fair value during the nine months ended September 30, 2013 and no loans were transferred from the portfolio to loans held for sale during the three months ended September 30, 2013. These loans had no fair value adjustments during the three months ended September 30, 2013 and $4 million during the nine months ended September 30, 2013 and were generally based on appraisals of the underlying collateral. Additionally, fair value adjustments on existing loans held for sale were immaterial for the three months ended September 30, 2013 and $1 million for the nine months ended September 30, 2013. The fair value adjustments were also based on appraisals of the underlying collateral and were therefore classified within Level 3 of the valuation hierarchy. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. The Accounting Department determines the procedures for valuation of commercial HFS loans which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year-old are updated and the Real Estate Valuation group, which reports to the Chief Risk and Credit Officer, in conjunction with the Commercial Line of Business review the third party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance Department, which reports to the Bancorp Chief Financial Officer, in conjunction with Accounting review all loan appraisal values, carry values and vintages.

Commercial loans held for investment

During the three and nine months ended September 30, 2013 and 2012, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage, commercial construction loans and commercial leases held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table. Commercial Credit Risk, which reports to the Chief Risk and Credit Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

OREO

During the three and nine months ended September 30, 2013 and 2012, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses are primarily due to declines in real estate values of the properties recorded in OREO. These losses include $3 million and $17 million in losses, recorded as charge-offs, on new OREO properties transferred from loans during the three and nine months ended September 30, 2013, respectively, and $4 million and $13 million for the three and nine months ended September 30, 2012, respectively. These losses also include $5 million and $20 million in losses for the three and nine months ended September 30, 2013, respectively, and $12 million and $47 million in losses for the three and nine months ended September 30, 2012, respectively, recorded in other noninterest income, attributable to fair value adjustments on OREO properties subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

The Real Estate Valuation department, which reports to the Chief Risk and Credit Officer, is solely responsible for managing the appraisal process and evaluating the appraisal for all for commercial properties transferred to OREO. All appraisals on commercial OREO properties are updated on at least an annual basis.

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

Fair value changes recognized in earnings for the three and nine months ended September 30, 2013 for instruments held at September 30, 2013 for which the fair value option was elected as well as the changes in fair value of the underlying IRLCs, included gains of $56 million. Additionally, fair value changes recognized in earnings for the three and nine months ended September 30, 2013 for instruments for which the fair value option was elected but are no longer held by the Bancorp at September 30, 2013 included gains of $110 million and $406 million, respectively. Fair value changes recognized in earnings for the three and nine months ended September 30, 2012 for instruments held at September 30, 2012 for which the fair value option was elected as well as the changes in fair value of the underlying IRLCs included gains of $122 million. Additionally, fair value changes recognized in earnings for the three and nine months ended September 30, 2012 for instruments for which the fair value option was elected but are no longer held by the Bancorp at September 30, 2012 included gains of $138 million and $556 million, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $3 million at September 30, 2013 and December 31, 2012. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2013
Residential mortgage loans measured at fair value	$1,387	1,331	56
Past due loans of 90 days or more	2	3	(1)
Nonaccrual loans	1	1	—

December 31, 2012
Residential mortgage loans measured at fair value	2,932	2,775	157
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	—	1	(1)

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

As of September 30, 2013 ($ in millions)	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,887	2,887	—	—	2,887
Other securities	846	—	846	—	846
Held-to-maturity securities	265	—	—	265	265
Other short-term investments	2,622	2,622	—	—	2,622
Loans held for sale	32	—	—	32	32
Portfolio loans and leases:
Commercial and industrial loans	37,440	—	—	38,987	38,987
Commercial mortgage loans	7,813	—	—	7,309	7,309
Commercial construction loans	843	—	—	699	699
Commercial leases	3,509	—	—	3,248	3,248
Residential mortgage loans(a)	12,251	—	—	11,635	11,635
Home equity	9,251	—	—	9,179	9,179
Automobile loans	12,046	—	—	11,879	11,879
Credit card	2,070	—	—	2,230	2,230
Other consumer loans and leases	343	—	—	357	357
Unallocated allowance for loan and lease losses	(101)	—	—	—	—

Total portfolio loans and leases, net(a)	$85,465	—	—	85,523	85,523

Financial liabilities:
Deposits	94,126	—	94,157	—	94,157
Federal funds purchased	225	225	—	—	225
Other short-term borrowings	3,487	—	3,487	—	3,487
Long-term debt	8,098	7,943	635	—	8,578

(a)	Excludes $89 of residential mortgage loans measured at fair value on a recurring basis.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2012 ($ in millions)	Net Carrying Amount	Fair Value Measurements Using			Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,441	2,441	—	—	2,441
Other securities	844	—	844	—	844
Held-to-maturity securities	284	—	—	284	284
Other short-term investments	2,421	2,421	—	—	2,421
Loans held for sale	83	—	—	83	83
Portfolio loans and leases:
Commercial and industrial loans	35,236	—	—	36,496	36,496
Commercial mortgage loans	8,770	—	—	8,020	8,020
Commercial construction loans	665	—	—	505	505
Commercial leases	3,481	—	—	3,310	3,310
Residential mortgage loans(a)	11,712	—	—	11,532	11,532
Home equity	9,875	—	—	9,798	9,798
Automobile loans	11,944	—	—	12,076	12,076
Credit card	2,010	—	—	2,139	2,139
Other consumer loans and leases	270	—	—	288	288
Unallocated allowance for loan and lease losses	(111)	—	—	—	—

Total portfolio loans and leases, net(a)	$83,852	—	—	84,164	84,164

Financial liabilities:
Deposits	89,517	—	89,592	—	89,592
Federal funds purchased	901	901	—	—	901
Other short-term borrowings	6,280	—	6,280	—	6,280
Long-term debt	7,085	6,925	884	—	7,809

(a)	Excludes $76 of residential mortgage loans measured at fair value on a recurring basis.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Results of operations and assets by segment for the three and nine months ended September 30, 2013 and 2012 are:

					General
	Commercial	Branch	Consumer	Investment	Corporate
($ in millions)	Banking	Banking	Lending	Advisors	and Other	Eliminations		Total
Three months ended September 30, 2013
Net interest income	$374	374	76	38	31	—		893
Provision for loan and lease losses	37	52	20	—	(58)	—		51

Net interest income after provision for loan and lease losses	337	322	56	38	89	—		842
Noninterest income:
Mortgage banking net revenue	—	3	118	—	—	—		121
Service charges on deposits	61	78	—	1	—	—		140
Corporate banking revenue	98	4	—	1	(1)	—		102
Investment advisory revenue	1	36	—	95	—	(35	)(a)	97
Card and processing revenue	13	74	—	1	(19)	—		69
Other noninterest income	32	22	11	1	119	—		185
Securities gains, net	—	—	2	—	—	—		2
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	5	—	—	—		5

Total noninterest income	205	217	136	99	99	(35)		721
Noninterest expense:
Salaries, wages and incentives	55	114	40	33	147	—		389
Employee benefits	8	32	9	6	28	—		83
Net occupancy expense	6	46	2	2	19	—		75
Technology and communications	3	1	—	—	48	—		52
Card and processing expense	2	31	—	—	—	—		33
Equipment expense	1	15	—	—	13	—		29
Other noninterest expense	212	191	117	66	(253)	(35)		298

Total noninterest expense	287	430	168	107	2	(35)		959

Income before income taxes	255	109	24	30	186	—		604
Applicable income tax expense	49	38	9	10	77	—		183

Net income	206	71	15	20	109	—		421
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—		—

Net income attributable to Bancorp	206	71	15	20	109	—		421
Dividends on preferred stock	—	—	—	—	—	—		—

Net income available to common shareholders	$206	71	15	20	109	—		421

Total goodwill	$613	1,655	—	148	—	—		2,416

Total assets	$50,438	49,282	23,015	9,182	(6,244)	—		125,673

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

					General
	Commercial	Branch	Consumer	Investment	Corporate
($ in millions)	Banking	Banking	Lending	Advisors	and Other	Eliminations		Total
Three months ended September 30, 2012
Net interest income	$354	344	77	30	98	—		903
Provision for loan and lease losses	45	71	38	3	(92)	—		65

Net interest income after provision for loan and lease losses	309	273	39	27	190	—		838
Noninterest income:
Mortgage banking net revenue	—	3	197	—	—	—		200
Service charges on deposits	57	70	—	1	—	—		128
Corporate banking revenue	96	4	—	1	—	—		101
Investment advisory revenue	1	33	—	90	—	(32	)(a)	92
Card and processing revenue	11	72	—	1	(19)	—		65
Other noninterest income	18	21	10	14	15	—		78
Securities gains, net	—	—	—	—	2	—		2
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	5	—	—	—		5

Total noninterest income	183	203	212	107	(2)	(32)		671
Noninterest expense:
Salaries, wages and incentives	53	111	49	33	153	—		399
Employee benefits	7	31	9	6	26	—		79
Net occupancy expense	5	47	2	3	19	—		76
Technology and communications	3	1	—	—	45	—		49
Card and processing expense	1	29	—	—	—	—		30
Equipment expense	1	14	—	—	13	—		28
Other noninterest expense	201	172	107	67	(170)	(32)		345

Total noninterest expense	271	405	167	109	86	(32)		1,006

Income before income taxes	221	71	84	25	102	—		503
Applicable income tax expense	39	25	30	9	36	—		139

Net income	182	46	54	16	66	—		364
Less: Net income attributable to noncontrolling interests	—	—	—	—	1	—		1

Net income attributable to Bancorp	182	46	54	16	65	—		363
Dividends on preferred stock	—	—	—	—	9	—		9

Net income available to common shareholders	$182	46	54	16	56	—		354

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$47,495	48,003	23,640	8,024	(9,679)	—		117,483

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

					General
	Commercial	Branch	Consumer	Investment	Corporate
($ in millions)	Banking	Banking	Lending	Advisors	and Other	Eliminations		Total
Nine months ended September 30, 2013
Net interest income	$1,095	1,079	246	109	132	—		2,661
Provision for loan and lease losses	116	162	71	1	(174)	—		176

Net interest income after provision for loan and lease losses	979	917	175	108	306	—		2,485
Noninterest income:
Mortgage banking net revenue	—	10	563	1	—	—		574
Service charges on deposits	179	226	—	2	—	—		407
Corporate banking revenue	295	10	—	2	—	—		307
Investment advisory revenue	4	110	—	289	—	(108	)(a)	295
Card and processing revenue	39	215	—	3	(56)	—		201
Other noninterest income	72	65	37	8	526	—		708
Securities gains, net	—	—	2	—	17	—		19
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	13	—	—	—		13

Total noninterest income	589	636	615	305	487	(108)		2,524
Noninterest expense:
Salaries, wages and incentives	174	342	148	100	429	—		1,193
Employee benefits	33	100	34	20	93	—		280
Net occupancy expense	17	139	6	7	61	—		230
Technology and communications	8	3	1	—	139	—		151
Card and processing expense	6	91	—	—	—	—		97
Equipment expense	3	43	1	—	38	—		85
Other noninterest expense	603	557	366	217	(699)	(108)		936

Total noninterest expense	844	1,275	556	344	61	(108)		2,972

Income before income taxes	724	278	234	69	732	—		2,037
Applicable income tax expense	133	98	83	24	275	—		613

Net income	591	180	151	45	457	—		1,424
Less: Net income attributable to noncontrolling interests	—	—	—	—	(9)	—		(9)

Net income attributable to Bancorp	591	180	151	45	466	—		1,433
Dividends on preferred stock	—	—	—	—	18	—		18

Net income available to common shareholders	$591	180	151	45	448	—		1,415

Total goodwill	$613	1,655	—	148	—	—		2,416

Total assets	$50,438	49,282	23,015	9,182	(6,244)	—		125,673

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

					General
	Commercial	Branch	Consumer	Investment	Corporate
($ in millions)	Banking	Banking	Lending	Advisors	and Other	Eliminations		Total
Nine months ended September 30, 2012
Net interest income	$1,049	1,021	234	87	305	—		2,696
Provision for loan and lease losses	181	226	140	9	(329)	—		227

Net interest income after provision for loan and lease losses	868	795	94	78	634	—		2,469
Noninterest income:
Mortgage banking net revenue	—	10	577	1	—	—		588
Service charges on deposits	166	219	—	2	—	—		387
Corporate banking revenue	286	11	—	2	—	—		299
Investment advisory revenue	5	96	—	275	—	(95	)(a)	281
Card and processing revenue	35	202	—	3	(53)	—		187
Other noninterest income	45	60	30	19	205	—		359
Securities gains, net	—	—	—	—	13	—		13
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	5	—	—	—		5

Total noninterest income	537	598	612	302	165	(95)		2,119
Noninterest expense:
Salaries, wages and incentives	166	337	139	103	446	—		1,191
Employee benefits	32	98	30	20	94	—		274
Net occupancy expense	16	140	6	8	57	—		227
Technology and communications	7	3	1	—	133	—		144
Card and processing expense	3	86	—	—	1	—		90
Equipment expense	2	40	1	1	38	—		82
Other noninterest expense	603	496	319	199	(612)	(95)		910

Total noninterest expense	829	1,200	496	331	157	(95)		2,918

Income before income taxes	576	193	210	49	642	—		1,670
Applicable income tax expense	90	68	74	17	242	—		491

Net income	486	125	136	32	400	—		1,179
Less: Net income attributable to noncontrolling interests	—	—	—	—	1	—		1

Net income attributable to Bancorp	486	125	136	32	399	—		1,178
Dividends on preferred stock	—	—	—	—	26	—		26

Net income available to common shareholders	$486	125	136	32	373	—		1,152

Total goodwill	$613	1,656	—	148	—	—		2,417

Total assets	$47,495	48,003	23,640	8,024	(9,679)	—		117,483

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the third quarter of 2013 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the third quarter of 2013.

Defaults Upon Senior Securities (Item 3)

None.

Mine Safety Disclosures (Item 4)

Not applicable.

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

3.2	Code of Regulations of Fifth Third Bancorp as Amended as of September 18, 2012. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 21, 2012.

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail*.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: November 6, 2013	/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer