Form 10-K
period 2013-12-31
FIFTH THIRD BANCORP
filed 2014-02-24
CIK 35527

2013 ANNUAL REPORT

FINANCIAL CONTENTS

Notes to Consolidated Financial Statements
Summary of Significant Accounting and Reporting Policies	93	Commitments, Contingent Liabilities and Guarantees	131
Supplemental Cash Flow Information	101	Legal and Regulatory Proceedings	135
Restrictions on Cash and Dividends	101	Related Party Transactions	137
Securities	102	Income Taxes	138
Loans and Leases	104	Retirement and Benefit Plans	139
Credit Quality and the Allowance for Loan and Lease Losses	105	Accumulated Other Comprehensive Income	145
Bank Premises and Equipment	115	Common, Preferred and Treasury Stock	147
Goodwill	115	Stock-Based Compensation	149
Intangible Assets	116	Other Noninterest Income and Other Noninterest Expense	153
Variable Interest Entities	117	Earnings Per Share	154
Sales of Receivables and Servicing Rights	120	Fair Value Measurements	155
Derivative Financial Instruments	122	Certain Regulatory Requirements and Capital Ratios	165
Offsetting Derivative Financial Instruments	127	Parent Company Financial Statements	166
Other Assets	127	Business Segments	168
Short-Term Borrowings	128	Subsequent Events	172
Long-Term Debt	129

Annual Report on Form 10-K	173
Consolidated Ten Year Comparison	188
Directors and Officers	189
Corporate Information

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties from Fifth Third’s investment in or the results of operations of Vantiv, LLC; (21) loss of income from any sale or potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth; (22) ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; and (23) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

Fifth Third Bancorp provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

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

CD: Certificate of Deposit

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

LIBOR: London InterBank Offered Rate

LLC: Limited Liability Company

LTV: Loan-to-Value

MD&A: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MSR: Mortgage Servicing Right

N/A: Not Applicable

NASDAQ: National Association of Securities Dealers Automated Quotations

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

SARs: Stock Appreciation Rights

SBA: Small Business Administration

SCAP: Supervisory Capital Assessment Program

SEC: United States Securities and Exchange Commission

TARP: Troubled Asset Relief Program

TBA: To Be Announced

TDR: Troubled Debt Restructuring

TruPS: Trust Preferred Securities

TSA: Transition Service Agreement

U.S.: United States of America

U.S. GAAP: United States Generally Accepted Accounting Principles

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

TABLE 1: SELECTED FINANCIAL DATA
For the years ended December 31 ($ in millions, except for per share data)	2013	2012	2011	2010	2009
Income Statement Data
Net interest income(a)	$3,581	3,613	3,575	3,622	3,373
Noninterest income	3,227	2,999	2,455	2,729	4,782
Total revenue(a)	6,808	6,612	6,030	6,351	8,155
Provision for loan and lease losses	229	303	423	1,538	3,543
Noninterest expense	3,961	4,081	3,758	3,855	3,826
Net income attributable to Bancorp	1,836	1,576	1,297	753	737
Net income available to common shareholders	1,799	1,541	1,094	503	511
Common Share Data
Earnings per share, basic	$2.05	1.69	1.20	0.63	0.73
Earnings per share, diluted	2.02	1.66	1.18	0.63	0.67
Cash dividends per common share	0.47	0.36	0.28	0.04	0.04
Book value per share	15.85	15.10	13.92	13.06	12.44
Market value per share	21.03	15.20	12.72	14.68	9.75
Financial Ratios (%)
Return on average assets	1.48%	1.34	1.15	0.67	0.64
Return on average common equity	13.1	11.6	9.0	5.0	5.6
Dividend payout ratio	22.9	21.3	23.3	6.3	5.5
Average Bancorp shareholders’ equity as a percent of average assets	11.56	11.65	11.41	12.22	11.36
Tangible common equity(b)	8.63	8.83	8.68	7.04	6.45
Net interest margin(a)	3.32	3.55	3.66	3.66	3.32
Efficiency(a)	58.2	61.7	62.3	60.7	46.9
Credit Quality
Net losses charged off	$501	704	1,172	2,328	2,581
Net losses charged off as a percent of average loans and leases(d)	0.58%	0.85	1.49	3.02	3.20
ALLL as a percent of portfolio loans and leases	1.79	2.16	2.78	3.88	4.88
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.97	2.37	3.01	4.17	5.27
Nonperforming assets as a percent of portfolio loans, leases and other assets, including other real estate owned(d)	1.10	1.49	2.23	2.79	4.22
Average Balances
Loans and leases, including held for sale	$89,093	84,822	80,214	79,232	83,391
Total securities and other short-term investments	18,861	16,814	17,468	19,699	18,135
Total assets	123,732	117,614	112,666	112,434	114,856
Transaction deposits(e)	82,915	78,116	72,392	65,662	55,235
Core deposits(f)	86,675	82,422	78,652	76,188	69,338
Wholesale funding(g)	17,797	16,978	16,939	18,917	28,539
Bancorp shareholders’ equity	14,302	13,701	12,851	13,737	13,053
Regulatory Capital Ratios (%)
Tier I risk-based capital	10.36%	10.65	11.91	13.89	13.30
Total risk-based capital	14.08	14.42	16.09	18.08	17.48
Tier I leverage	9.64	10.05	11.10	12.79	12.34
Tier I common equity(b)	9.39	9.51	9.35	7.48	6.99
(a)	Amounts presented on an FTE basis. The FTE adjustment for years ended December 31, 2013, 2012, 2011, 2010, and 2009 were $20, $18, $18, $18 and $19, respectively.
(b)	The tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of the MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.

15   Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At December 31, 2013, the Bancorp had $130.4 billion in assets, operated 17 affiliates with 1,320 full-service Banking Centers, including 104 Bank Mart® locations open seven days a week inside select grocery stores, and 2,586 ATMs in 12 states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has a 25% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $423 million as of December 31, 2013.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, see the Glossary of Abbreviations and Acronyms in this report for a list of terms included as a tool for the reader of this annual report on Form 10-K. The abbreviations and acronyms identified therein are used throughout this MD&A, as well as the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2013, net interest income, on a FTE basis, and noninterest income provided 53% and 47% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the United States. Revenue from foreign countries and external customers domiciled in foreign countries is immaterial to the Bancorp’s Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

Net interest income is the difference between interest income earned on assets such as loans, leases and securities, and interest expense incurred on liabilities such as deposits, short-term borrowings and long-term debt. Net interest income is affected by the general level of interest rates, the relative level of short-term and long-term interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Bancorp earns on its assets and pays on its liabilities are established for a period of time. The change in market interest rates over time exposes the Bancorp to interest rate risk through potential adverse changes to net interest income and financial position. The Bancorp manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Bancorp enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks. The Bancorp is also exposed to the risk of losses on its loan and lease portfolio as a result of changing expected cash flows caused by borrower credit events, such as loan defaults and inadequate collateral due to a weakened economy within the Bancorp’s footprint.

Noninterest income is derived primarily from mortgage banking net revenue, service charges on deposits, corporate banking revenue, investment advisory revenue, card and processing revenue and other noninterest income. Noninterest expense is primarily driven by personnel costs, net occupancy expenses, and technology and communication costs.

Vantiv, Inc. Share Sales

The Bancorp’s ownership position in Vantiv Holding, LLC was reduced in the second quarter of 2013 when the Bancorp sold an approximate five percent interest and recognized a $242 million gain. The Bancorp’s ownership position was further reduced in the third quarter of 2013 when the Bancorp sold an approximate three percent interest and recognized an $85 million gain. The Bancorp’s remaining approximate 25% ownership in Vantiv Holding, LLC continues to be accounted for as an equity method investment in the Bancorp’s Consolidated Financial Statements and had a carrying value of $423 million as of December, 31, 2013.

As of December 31, 2013, the Bancorp continued to hold approximately 48.8 million Class B units of Vantiv Holding, LLC and a warrant to purchase approximately 20.4 million Class C non-voting units of Vantiv Holding, LLC, both of which may be exchanged for Class A Common Stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc.’s option for cash. In addition, the Bancorp holds approximately 48.8 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions.

Redemption of TruPS

The Bancorp redeemed all $750 million of the outstanding TruPS issued by Fifth Third Capital Trust IV on December 30, 2013. For more information on the redemption of these instruments, see the Capital Management section of MD&A.

Accelerated Share Repurchase Transactions

During 2013 and 2012, the Bancorp entered into a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares to be delivered at settlement was or will be based generally on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. For more information on the accounting for these instruments, see the Capital Management section of the MD&A. For a summary of all accelerated share repurchase transactions during 2013 and 2012 please refer to Table 2.

16 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 2: SUMMARY OF ACCELERATED SHARE REPURCHASE TRANSACTIONS
Repurchase Date	Amount ($ in millions)	Shares Repurchased	Shares Received from Forward Contract Settlement		Settlement Date
April 26, 2012	$75	4,838,710	631,986		June 1, 2012
August 28, 2012	350	21,531,100	1,444,047		October 24, 2012
November 9, 2012	125	7,710,761	657,914		February 12, 2013
December 19, 2012	100	6,267,410	127,760		February 27, 2013
January 31, 2013	125	6,953,028	849,037		April 5, 2013
May 24, 2013	539	25,035,519	4,270,250		October 1, 2013
November 18, 2013	200	8,538,423	(a	)	(a)
December 13, 2013	456	19,084,195	(b	)	(b)
January 31, 2014	99	3,950,705	(b	)	(b)
(a)	The Bancorp expects the settlement of this transaction to occur on or before February 28, 2014.
(b)	The Bancorp expects the settlement of these transactions to occur on or before March 26, 2014.

Preferred Stock Offerings and Conversion

During 2013, the Bancorp had two preferred stock offerings and converted the outstanding Series G preferred stock into Fifth Third common stock. A description of the preferred stock offerings and conversion is below. For more information, see Note 23 in the Notes to Consolidated Financial Statements.

As contemplated by the 2013 CCAR, on May 16, 2013 the Bancorp issued in a registered public offering 600,000 depositary shares, representing 24,000 shares of 5.10% fixed-to-floating rate non-cumulative Series H perpetual preferred stock, for net proceeds of $593 million. The Series H preferred shares are not convertible into Bancorp common shares or any other securities. On June 11, 2013, the Bancorp’s Board of Directors authorized the conversion into common stock, no par value, of all outstanding shares of the Bancorp’s 8.50% non-cumulative convertible perpetual preferred stock, Series G. On July 1, 2013, the Bancorp converted the remaining 16,442 outstanding shares of Series G preferred stock, which represented 4,110,500 depositary shares, into shares of Fifth Third’s common stock. On December 9, 2013, the Bancorp issued, in a registered public offering, 18,000,000 depositary shares, representing 18,000 shares of 6.625% fixed-to-floating rate non-cumulative Series I perpetual preferred stock, for net proceeds of $441 million. The Series I preferred shares are not convertible into Bancorp common shares or any other securities.

Senior Notes and Subordinated Notes Offering

On February 25, 2013, the Bancorp’s banking subsidiary updated and amended its existing global bank note program. The amended global bank note program increased the Bank’s capacity to issue its senior and subordinated unsecured bank notes from $20 billion to $25 billion. Additionally, on February 28, 2013, the Bank issued and sold, under its amended bank notes program, $1.3 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of: $600 million of 1.45% senior fixed rate notes due on February 28, 2018; $400 million of 0.90% senior fixed rate notes due on February 26, 2016; and $300 million of senior floating rate notes. Interest on the floating rate notes is 3-month LIBOR plus 41 bps due on February 26, 2016. The bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the redemption date.

On November 20, 2013, the Bancorp issued and sold $750 million of 4.30% unsecured subordinated fixed rate notes with a maturity date of January 16, 2024. These fixed rate notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Additionally, on November 20, 2013, the Bank issued and sold, under its amended bank notes program, $1.8 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of: $1 billion of 1.15% senior fixed rate notes due on November 18, 2016 and $750 million of senior floating rate notes due on November 18, 2016. Interest on the floating rate notes is 3-month LIBOR plus 51 bps. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the redemption date.

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

17   Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp was impacted by a number of components of the Dodd-Frank Act which were implemented in 2012 and 2013. On October 9, 2012, the FRB published final stress testing rules that implement section 165(i)(1) and (i)(2) of the Dodd-Frank Act. The BHC’s that participated in the 2009 SCAP and subsequent CCAR, which includes the Bancorp, are subject to the final stress testing rules. The rules require both supervisory and company-run stress tests, which provide forward-looking information to supervisors to help assess whether institutions have sufficient capital to absorb losses and support operations during adverse economic conditions.

The FRB launched the 2013 capital planning and stress testing program on November 9, 2012. The program includes the CCAR, which included the 19 BHCs that participated in the 2009 SCAP, as well as the CapPR which includes an additional 11 BHCs with $50 billion or more of total consolidated assets. The mandatory elements of the capital plan were an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy. The stress testing results and capital plan were submitted by the Bancorp to the FRB on January 7, 2013. In March of 2013, the FRB disclosed its estimates of participating institutions’ results under the FRB supervisory stress scenario, including capital results, which assume all banks take certain consistently applied future capital actions. In addition, the FRB disclosed its estimates of participating institutions’ results under the FRB supervisory severe stress scenarios including capital results based on each company’s own base scenario capital actions.

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

In March 2013, the FRB announced it had completed the 2013 CCAR. For BHCs that proposed capital distributions in their plan, the FRB either objected to the plan or provided a non-objection whereby the FRB concurred with the proposed 2013 capital distributions. The FRB indicated to the Bancorp that it did not object to the following proposed capital actions for the period beginning April 1, 2013 and ending March 31, 2014:

•	Increase in the quarterly common stock dividend to $0.12 per share;
•	Repurchase of up to $750 million in TruPS subject to the determination of a regulatory capital event and replacement with the issuance of a similar amount of Tier II-qualifying subordinated debt;
•

Conversion of the $398 million in outstanding Series G 8.5% convertible preferred stock into approximately 35.5 million common shares issued to the holders. The Bancorp would intend to repurchase common shares equivalent to those issued in the conversion up to $550 million in market value, and issue $550 million in preferred stock;

•	Repurchase of common shares in an amount up to $984 million, including any shares issued in a Series G preferred stock conversion;
•	Incremental repurchase of common shares in the amount of any after-tax gains from the sale of Vantiv, Inc. stock; and
•	Issuance of an additional $500 million in preferred stock.

Beginning in 2013, the Bancorp and other large bank holding companies were required to conduct a separate mid-year stress test using financial data as of March 31st under three company-derived macro-economic scenarios (base, adverse and severely adverse). The Bancorp submitted the results of its mid-year stress test to the FRB in July of 2013 and the Bancorp published a summary of the results under the severely adverse scenario in September of 2013 which is available on Fifth Third’s website at https://www.53.com. The FRB launched the 2014 stress testing program and CCAR on November 1, 2013. The stress testing results and capital plan were submitted by the Bancorp to the FRB on January 6, 2014. For further discussion on the 2013 and 2014 Stress Tests and CCAR, see the Capital Management section in MD&A.

Fifth Third offers qualified deposit customers a deposit advance product if they choose to avail themselves of this service to meet short term, small-dollar financial needs. In April of 2013, the CFPB issued a “White Paper” which studied financial services industry offerings and customer use of deposit advance products as well as payday loans and is considering whether rules governing these products are warranted. At the same time, the OCC and FDIC each issued proposed supervisory guidance for public comment to institutions they supervise which supplements existing OCC and FDIC guidance, detailing the principles they expect financial institutions to follow in connection with deposit advance products and supervisory expectations for the use of deposit advance products. The Federal Reserve also issued a statement in April to state member banks like Fifth Third for whom the Federal Reserve is the primary regulator. This statement encouraged state member banks to respond to customers’ small-dollar credit needs in a responsible manner; emphasized that they should take into consideration the risks associated with deposit advance products, including potential consumer harm and potential elevated compliance risk; and reminded them that these product offerings must comply with applicable laws and regulations. Fifth Third’s deposit advance product is designed to fully comply with the applicable federal and state laws and use of this product is subject to strict eligibility requirements and advance restriction guidelines to limit dependency on this product as a borrowing source. Fifth Third believes this product provides customers with a relatively low-cost alternative for such needs. On January 17, 2014, given developments in industry practice, Fifth Third announced that it will no longer enroll new customers in its deposit advance product and will phase out the service to existing customers by the end of 2014. These advance balances are included in other consumer loans and leases in the Bancorp’s Consolidated Balance Sheets and represent substantially all of the revenue reported in interest and fees on other consumer loans and leases in the Bancorp’s Consolidated Statements of Income and in Table 5 in the Statements of Income Analysis section of the MD&A. Fifth Third has been monitoring industry developments and is working to develop and implement alternative products and services in order to address the needs of its customers. The Bancorp is currently in the process of evaluating the impact to the Bancorp’s Consolidated Financial Statements of both the phase out of our deposit advance product and our development of alternative products and services.

In December of 2010 and revised in June of 2011, the BCBS issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III,

18 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. In July of 2013, U.S. banking regulators approved the final enhanced regulatory capital rules (Basel III Final Rule), which included modifications to the proposed rules. The Bancorp continues to evaluate the Basel III Final Rule and its potential impact. For more information on the impact of the regulatory capital enhancements, refer to the Capital Management section of MD&A.

On December 10, 2013, the banking agencies finalized section 619 of the DFA known as the Volcker Rule, which becomes effective April 1, 2014. Though the final rule is effective April 1, 2014, the Federal Reserve has granted the industry an extension of time until July 21, 2015 to conform activities to be in compliance with the Volcker Rule. It is possible that additional conformance period extensions could be granted either to the entire industry, or, upon request, to requesting banking organizations on a case-by-case basis. The final rule prohibits banks and bank holding companies from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments for their own account. The Volcker Rule also restricts banks and their affiliated entities from owning, sponsoring or having certain relationships with private equity and hedge funds. Exemptions are provided for certain activities such as underwriting, market making, hedging, trading in certain government obligations and organizing and offering a hedge fund or private equity fund. Fifth Third does not sponsor any private equity or hedge funds that, under the final rule, it is prohibited from sponsoring. As of December 31, 2013, the Bancorp had approximately $181 million in interests and approximately $80 million in binding commitments to invest in private equity funds that are affected by the Volcker Rule. It is expected that over time the Bancorp may need to sell or redeem these investments although it is likely that these investments will be reduced over time in the ordinary course before compliance is required.

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

On January 7, 2013, the BCBS issued a final international standard for the LCR for large, internationally active banks, which would phase in the LCR beginning in 2015 with full implementation in 2019. In addition, the BCBS plans on introducing the NSFR final standard in the next two years. On October 24, 2013, the U.S. banking agencies issued an NPR that would implement a LCR requirement for U.S. banks that is generally consistent with the international LCR standards for large, internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure, and a Modified LCR for BHCs with at least $50 billion in total consolidated assets that are not internationally active, like Fifth Third. The NPR was open for public comment until January 31, 2014. Refer to the Liquidity Risk Management section in MD&A for further discussion on these ratios.

On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the FRB’s rule concerning electronic debit card transaction fees and network exclusivity arrangements (the “Current Rule”) that were adopted to implement Section 1075 of the Dodd-Frank Act, known as the Durbin Amendment. The Court held that, in adopting the Current Rule, the FRB violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore the Current Rule’s maximum permissible fees were too high. In addition, the Court held that the Current Rule’s network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The Court vacated the Current Rule, but stayed its ruling to provide the FRB an opportunity to replace the invalidated portions. The FRB has appealed this decision. If this decision is ultimately upheld and/or the FRB re-issues rules for purposes of implementing the Durbin Amendment in a manner consistent with this decision, the amount of debit card interchange fees the Bancorp would be permitted to charge likely would be reduced. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for further information regarding the Bancorp’s debit card interchange revenue.

TABLE 3: CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31 ($ in millions, except per share data)	2013	2012	2011	2010	2009
Interest income (FTE)	$3,993	4,125	4,236	4,507	4,687
Interest expense	412	512	661	885	1,314
Net interest income (FTE)	3,581	3,613	3,575	3,622	3,373
Provision for loan and lease losses	229	303	423	1,538	3,543
Net interest income (loss) after provision for loan and lease losses (FTE)	3,352	3,310	3,152	2,084	(170)
Noninterest income	3,227	2,999	2,455	2,729	4,782
Noninterest expense	3,961	4,081	3,758	3,855	3,826
Income before income taxes (FTE)	2,618	2,228	1,849	958	786
Fully taxable equivalent adjustment	20	18	18	18	19
Applicable income tax expense	772	636	533	187	30
Net income	1,826	1,574	1,298	753	737
Less: Net income attributable to noncontrolling interests	(10)	(2)	1	-	-
Net income attributable to Bancorp	1,836	1,576	1,297	753	737
Dividends on preferred stock	37	35	203	250	226
Net income available to common shareholders	$1,799	1,541	1,094	503	511
Earnings per share	$2.05	1.69	1.20	0.63	0.73
Earnings per diluted share	2.02	1.66	1.18	0.63	0.67
Cash dividends declared per common share	$0.47	0.36	0.28	0.04	0.04

19 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Summary

The Bancorp’s net income available to common shareholders for the year ended December 31, 2013 was $1.8 billion, or $2.02 per diluted share, which was net of $37 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2012 was $1.5 billion, or $1.66 per diluted share, which was net of $35 million in preferred stock dividends. Pre-provision net revenue was $2.8 billion and $2.5 billion for the years ended 2013 and 2012, respectively. Pre-provision net revenue is a non-GAAP measure. For further information, see the Non-GAAP Financial Measures section in the MD&A.

Net interest income was $3.6 billion for the years ended December 31, 2013 and 2012. Net interest income was negatively impacted by a decline of 36 bps in yields on the Bancorp’s interest-earning assets, partially offset by a $4.3 billion increase in average loans and leases due primarily to increases in average commercial and industrial loans and average residential mortgage loans. In addition, interest expense decreased primarily due to a decrease in rates paid on average long-term debt and a reduction in higher cost average long-term debt. Net interest margin was 3.32% and 3.55% for the years ended December 31, 2013 and 2012, respectively.

Noninterest income increased $228 million, or eight percent, in 2013 compared to 2012. The increase from the prior year was primarily due to increases in other noninterest income partially offset by decreases in mortgage banking net revenue. Other noninterest income increased $305 million compared to the prior year, primarily due to positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC. In addition, the Bancorp recognized gains of $242 million and $85 million, on the sales of Vantiv, Inc. shares in the second and third quarters of 2013, respectively, compared to gains of $115 million related to the Vantiv, Inc. IPO recorded in the first quarter of 2012 and a $157 million gain on the sale of Vantiv shares during the fourth quarter of 2012. Mortgage banking net revenue decreased $145 million for the year ended December 31, 2013 compared to the prior year primarily due to a decrease in origination fees and gains on loan sales partially offset by an increase in positive net valuation adjustments on mortgage servicing rights and free-standing derivatives entered into to economically hedge the MSR portfolio.

Noninterest expense decreased $120 million, or three percent, in 2013 compared to 2012 primarily due to a decrease in other noninterest expense driven by a decrease in debt extinguishment costs and a decrease in the provision for representation and warranty claims partially offset by an increase in litigation expense.

Credit Summary

The Bancorp does not originate subprime mortgage loans and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. During 2013, credit trends have improved, and as a result, the provision for loan and lease losses decreased to $229 million in 2013 compared to $303 million in 2012. In addition, net charge-offs as a percent of average portfolio loans and leases decreased to 0.58% during 2013 compared to 0.85% during 2012. At December 31, 2013, nonperforming assets as a percent of loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 1.10%, compared to 1.49% at December 31, 2012. For further discussion on credit quality, see the Credit Risk Management section in MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve

System. As of December 31, 2013, the Tier I risk-based capital ratio was 10.36%, the Tier I leverage ratio was 9.64% and the total risk-based capital ratio was 14.08%.

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

U.S. banking regulators approved final capital rules (Basel III Final Rule) in July of 2013 that substantially amend the existing risk-based capital rules (Basel I) for banks. The Bancorp believes providing an estimate of its capital position based upon the final rules is important to complement the existing capital ratios and for comparability to other financial institutions. Since these rules are not effective for the Bancorp until January 1, 2015, they are considered non-GAAP measures and therefore are included in the following non-GAAP financial measures table.

Pre-provision net revenue is net interest income plus noninterest income minus noninterest expense. The Bancorp believes this measure is important because it provides a ready view of the Bancorp’s earnings before the impact of provision expense.

21 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles non-GAAP financial measures to U.S. GAAP as of and for the years ended December 31:

TABLE 4: NON-GAAP FINANCIAL MEASURES
($ in millions)	2013	2012
Income before income taxes (U.S. GAAP)	$2,598	2,210
Add: Provision expense (U.S. GAAP)	229	303
Pre-provision net revenue	2,827	2,513

Net income available to common shareholders (U.S. GAAP)	$1,799	1,541
Add: Intangible amortization, net of tax	5	9
Tangible net income available to common shareholders	1,804	1,550

Total Bancorp shareholders’ equity (U.S. GAAP)	$14,589	13,716
Less: Preferred stock	(1,034)	(398)
Goodwill	(2,416)	(2,416)
Intangible assets	(19)	(27)
Tangible common equity, including unrealized gains / losses	11,120	10,875
Less: Accumulated other comprehensive income	(82)	(375)
Tangible common equity, excluding unrealized gains / losses (1)	11,038	10,500
Add: Preferred stock	1,034	398
Tangible equity (2)	12,072	10,898

Total assets (U.S. GAAP)	$130,443	121,894
Less: Goodwill	(2,416)	(2,416)
Intangible assets	(19)	(27)
Accumulated other comprehensive income, before tax	(126)	(577)
Tangible assets, excluding unrealized gains / losses (3)	$127,882	118,874

Total Bancorp shareholders’ equity (U.S. GAAP)	$14,589	13,716
Less: Goodwill and certain other intangibles	(2,492)	(2,499)
Accumulated other comprehensive income	(82)	(375)
Add: Qualifying TruPS	60	810
Other	19	33
Tier I risk-based capital	12,094	11,685
Less: Preferred stock	(1,034)	(398)
Qualifying TruPS	(60)	(810)
Qualified noncontrolling interests in consolidated subsidiaries	(37)	(48)
Tier I common equity (4)	$10,963	10,429

Risk-weighted assets (5)(a)	$116,736	109,699

Ratios:
Tangible equity (2) / (3)	9.44%	9.17
Tangible common equity (1) / (3)	8.63%	8.83
Tier I common equity (4) / (5)	9.39%	9.51

Basel III Final Rule - Estimated Tier I common equity ratio
Tier I common equity (Basel I)	$10,963
Add: Adjustment related to capital components(b)	82
Estimated Tier I common equity under Basel III Final Rule without AOCI (opt out) (6)	11,045
Add: Adjustment related to AOCI(c)	82
Estimated Tier I common equity under Basel III Final Rule with AOCI (non opt out) (7)	11,127
Estimated risk-weighted assets under Basel III Final Rule (8)(d)	122,851
Estimated Tier I common equity ratio under Basel III Final Rule (opt out) (6) / (8)	8.99%
Estimated Tier I common equity ratio under Basel III Final Rule (non opt out) (7) / (8)	9.06%
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

22 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNTING STANDARDS

Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standards adopted by the Bancorp during 2013 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. No material changes were made to the valuation techniques or models described below during the year ended December 31, 2013.

ALLL

The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage, and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the commercial portfolio segment include commercial and industrial, commercial mortgage owner occupied, commercial mortgage non-owner occupied, commercial construction, and commercial leasing. The residential mortgage portfolio segment is also considered a class. Classes within the consumer portfolio segment include home equity, automobile, credit card, and other consumer loans and leases. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, see Note 6 of the Notes to Consolidated Financial Statements.

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

23 Fifth Third Bancorp

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

Deferred income tax assets and liabilities are determined using the balance sheet method and are reported in other assets and accrued taxes, interest and expenses, respectively, in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and reflects enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more likely than not. This analysis is performed on a quarterly basis and includes an evaluation of all positive and negative evidence, such as the limitation on the use of any net operating losses, to determine whether realization is more likely than not.

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

Valuation of Servicing Rights

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it often obtains servicing rights. Servicing rights resulting from loan sales are initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenue. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speeds of the underlying loans, the weighted-average life, the discount rate and the weighted-average coupon rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for impairment in the servicing portfolio. For purposes of measuring impairment, the mortgage servicing rights are stratified into classes based on the financial asset type (fixed rate vs.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties, and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At December 31, 2013, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of the warrant associated with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International and a total return swap associated with the Bancorp’s sale of its Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Bancorp to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In this qualitative assessment, the Bancorp evaluates events and circumstances which may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Bancorp, the performance of the Bancorp’s stock, the key financial performance metrics of the reporting units, and events affecting the reporting units. If, after assessing the totality of events and circumstances, the Bancorp determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. However, if the Bancorp concludes otherwise, it would then be required to perform the first step (Step 1) of the goodwill impairment test, and continue to the second step (Step 2), if necessary. Step 1 compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Step 2 of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

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

25 Fifth Third Bancorp

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

If the strength of the U.S. economy in general or the strength of the local economies in which Fifth Third conducts operations declines this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant effect on Fifth Third’s loan portfolio and ALLL and in the receipt of lower proceeds from the sale of loans and foreclosed properties. A portion of Fifth Third’s residential mortgage and commercial real estate loan portfolios are comprised of borrowers in Florida, whose markets have been particularly adversely affected by job losses, declines in real estate value, declines in home sale volumes, and declines in new home building. These factors could result in higher delinquencies, greater charge-offs and increased losses on foreclosed real estate in future periods, which could materially adversely affect Fifth Third’s financial condition and results of operations.

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

27 Fifth Third Bancorp

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

Fifth Third believes that both the allowance for loan and lease losses and reserve for unfunded commitments are adequate to cover inherent losses at December 31, 2013; however, there is no assurance that they will be sufficient to cover future credit losses, especially if housing and employment conditions worsen. In the event of significant deterioration in economic conditions, Fifth Third may be required to increase reserves in future periods, which would reduce earnings.

For more information, refer to the “Risk Management - Credit Risk Management,” “Critical Accounting Policies - Allowance for Loan and Leases,” and “Reserve for Unfunded Commitments” of the MD&A.

Fifth Third must maintain adequate sources of funding and liquidity.

Fifth Third must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory expectations. Fifth Third primarily relies on bank deposits to be a low cost and stable source of funding for the loans Fifth Third makes and the operations of Fifth Third’s business. Core customer deposits, which include transaction deposits and other time deposits, have historically provided Fifth Third with a sizeable source of relatively stable and low-cost funds (average core deposits funded 70% of average total assets at December 31, 2013). In addition to customer deposits, sources of liquidity include investments in the securities portfolio, Fifth Third’s ability to sell or securitize loans in secondary markets and to pledge loans to access secured borrowing facilities through the FHLB and the FRB, and Fifth Third’s ability to raise funds in domestic and international money and capital markets.

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

Other conditions and factors that could materially adversely affect Fifth Third’s liquidity and funding include a lack of market or customer confidence in Fifth Third or negative news about Fifth Third or the financial services industry generally which also may result in a loss of deposits and/or negatively affect the ability to access the capital markets; the loss of customer deposits to alternative investments; inability to sell or securitize loans or other assets, increased regulatory requirements, and reductions in one or more of Fifth Third’s credit ratings. A reduced credit rating could adversely affect Fifth Third’s ability to borrow funds and raise the cost of borrowings substantially and could cause creditors and business counterparties to raise collateral requirements or take other actions that could adversely affect Fifth Third’s ability to raise capital. Many of the above conditions and factors may be caused by events over which Fifth Third has little or no control such as what occurred during the financial crisis. While market conditions have stabilized and, in many cases, improved, there can be no assurance that significant disruption and volatility in the financial markets will not occur in the future.

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

Fifth Third may have more credit risk and higher credit losses to the extent loans are concentrated by location of the borrowers or collateral.

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

Fifth Third sells residential mortgage loans to various parties, including GSEs and other financial institutions that purchase residential mortgage loans for investment or private label securitization. Fifth Third may be required to repurchase residential mortgage loans, indemnify the securitization trust, investor or insurer, or reimburse the securitization trust, investor or insurer for

28 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

credit losses incurred on loans in the event of a breach of contractual representations or warranties that is not remedied within a period (usually 60 days or less) after Fifth Third receives notice of the breach. Contracts for residential mortgage loan sales to the GSEs include various types of specific remedies and penalties that could be applied to inadequate responses to repurchase requests. If economic conditions and the housing market deteriorate or future investor repurchase demand and success at appealing repurchase requests differ from past experience, Fifth Third could have increased repurchase obligations and increased loss severity on repurchases, requiring material additions to the repurchase reserve.

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

The total amount that Fifth Third pays for funding costs is dependent, in part, on Fifth Third’s ability to grow its deposits. If Fifth Third is unable to sufficiently grow its deposits to meet liquidity objectives, it may be subject to paying higher funding costs. Fifth Third competes with banks and other financial services companies for deposits. If competitors raise the rates they pay on deposits, Fifth Third’s funding costs may increase, either because Fifth Third raises rates to avoid losing deposits or because Fifth Third loses deposits and must rely on more expensive sources of funding. Higher funding costs reduce our net interest margin and net interest income. Fifth Third’s bank customers could take their money out of the bank and put it in alternative investments, causing Fifth Third to lose a lower cost source of funding. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff.

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

29 Fifth Third Bancorp

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

Fifth Third uses financial models to aid in its planning for various purposes including its capital and liquidity needs, potential charge- offs, reserves, and other purposes. The models used may not accurately account for all variables that could affect future results, may fail to predict outcomes accurately and/or may overstate or understate certain effects. As a result of these potential failures, Fifth Third may not adequately prepare for future events and may suffer losses or other setbacks due to these failures.

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

Fifth Third regularly reviews its litigation reserve for adequacy considering its litigation and regulatory investigation risks and probability of incurring losses related to litigation and regulatory investigations. However, Fifth Third cannot be certain that its current litigation reserves will be adequate over time to cover its losses in litigation or regulatory proceedings due to higher than anticipated settlement costs, prolonged litigation, adverse judgments, or other factors that are largely outside of Fifth Third’s control. If Fifth Third’s litigation reserves are not adequate, Fifth Third’s business, financial condition, including its liquidity and capital, and results of operations could be materially adversely affected. Additionally, in the future, Fifth Third may increase its litigation reserves, which could have a material adverse effect on its capital and results of operations. In addition, if a material change to a reserve amount is made to reflect new information, such a change could result in a change to previously announced financial results.

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

In 2009, Fifth Third sold an approximate 51% interest in its processing business, Vantiv Holding, LLC (formerly Fifth Third Processing Solutions). As a result of additional share sales completed by Fifth Third in 2012 and 2013, the Bancorp’s current ownership share in Vantiv Holding, LLC is approximately 25%. Vantiv Holding, LLC is accounted for under the equity method and is not consolidated based on Fifth Third’s remaining ownership share in Vantiv Holding, LLC. Vantiv Holding, LLC’s operating results could be poor or favorable and could disproportionately affect the operating results of Fifth Third. In addition, Fifth Third participates in a multi-lender credit facility to Vantiv Holding, LLC and repayment of these loans is contingent on future cash flows from Vantiv Holding, LLC.

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

31 Fifth Third Bancorp

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

The Bancorp is a bank holding company and a financial holding company. As such, it is subject to the comprehensive, consolidated supervision and regulation of the FRB, including risk-based and leverage capital requirements. The Bancorp must maintain certain risk-based and leverage capital ratios as required by the FRB which can change depending upon general economic conditions and the Bancorp’s particular condition, risk profile and growth plans. Compliance with the capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect the Bancorp’s ability to expand or maintain present business levels.

In June 2012, Federal banking agencies proposed enhancements to the regulatory capital requirements for U.S. banking organizations, which implemented aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier 1 common equity ratio. In July 2013, the Federal banking agencies issued final rules for the enhanced regulatory capital requirements, which included modifications to the proposed rules. The final rules provide the option for certain banking organizations, including the Bancorp, to opt out of including AOCI in Tier 1 capital and retain the treatment of residential mortgage exposures consistent with the current Basel I capital rules. The new capital rules are effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain components and other provisions. The need to maintain more and higher quality capital as well as greater liquidity going forward could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. In addition, the new liquidity standards could require us to increase our holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term assets even if more desirable from a balance sheet management perspective. Moreover, although these new requirements are being phased in over time, U.S. Federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases and share repurchases.

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

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus on and scrutiny of the financial services industry. The U.S. government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis, by introducing various actions and passing legislation such as the Dodd-Frank Act. Such programs and legislation subject Fifth Third and other financial institutions to restrictions, oversight and/or costs that may have an impact on Fifth Third’s business, financial condition, results of operations or the price of its common stock.

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

On November 21, 2013, the OCC and FDIC separately issued guidance on deposit advance loans. The guidance establishes numerous expectations for institutions that offer such products. It covers matters such as consumer eligibility, capital adequacy, fees, compliance, management oversight, and third-party relationships. Fifth Third’s deposit advance product was designed to fully comply with all applicable federal and state laws. However, given industry developments, Fifth Third determined to cease enrolling customers in its deposit advance product as of January 31, 2014 and will phase out its service to existing deposit advance customers by December 31, 2014.

Fifth Third is subject to various regulatory requirements that may limit its operations and potential growth.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions and their holding companies, the FRB, the FDIC, the CFPB and the Ohio Division of Financial Institutions have the authority to compel or restrict certain actions by Fifth Third and its banking subsidiary. Fifth Third and its banking subsidiary are subject to such supervisory authority and, more generally, must, in certain instances, obtain prior regulatory approval before engaging in certain activities or corporate decisions. There can be no assurance that such approvals, if required, would be forthcoming or that such approvals would be granted in a timely manner. Failure to receive any such approval, if required, could limit or impair Fifth Third’s operations, restrict its growth and/or affect its dividend policy. Such actions and activities subject to prior approval include, but are not limited to, increasing dividends paid by Fifth Third or its banking subsidiary, entering into a merger or acquisition transaction, acquiring or establishing new branches, and entering into certain new businesses.

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

Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, investigations and proceedings by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies which may lead to adverse consequences.

Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies, including the SEC, regarding their respective businesses. Such matters may result in material adverse consequences, including without limitation, adverse judgments, settlements, fines, penalties, injunctions or other actions, amendments and/or restatements of Fifth Third’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in its disclosure controls and procedures.

Deposit insurance premiums levied against Fifth Third Bank may increase if the number of bank failures increase or the cost of resolving failed banks increases.

The FDIC maintains a DIF to protect insured depositors in the event of bank failures. The DIF is funded by fees assessed on insured depository institutions including Fifth Third Bank. The magnitude and cost of resolving an increased number of bank failures have reduced the DIF. Future deposit premiums paid by Fifth Third Bank depend on the level of the DIF and the magnitude and cost of future bank failures. Fifth Third Bank also may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the DIF of the FDIC and reduced the ratio of reserves to insured deposits.

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

•	The CFPB has been given authority to regulate consumer financial products and services sold by

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

•

The Dodd-Frank Act “Volcker Rule” provisions and implementing final rule generally prohibit any banking entity from (i) engaging in short-term proprietary trading for its own account and (ii) sponsoring or acquiring ownership interests in private equity or hedge funds. The Volcker Rule, however, contains a number of exceptions to these prohibitions. For example, transactions on behalf of customers or in connection with certain underwriting and market making activities, as well as risk-mitigating hedging activities and certain foreign banking activities are permitted. The risk-mitigating hedging exemption applies to hedging activities that are designed to reduce or significantly mitigate specific, identifiable risks of individual or aggregated positions. Fifth Third is required to conduct an analysis supporting its hedging strategy and the effectiveness of hedges must be monitored and recalibrated as necessary. Fifth Third will be required to document, contemporaneously with the transaction, the hedging rationale for certain transactions that present heighted compliance risks. Under the market-making exemption, a trading desk is required to routinely stand ready to purchase and sell one or more types of financial instruments. The trading desk’s inventory in these types of financial instruments has to be designed not to exceed, on an ongoing basis, the reasonably expected near-term demands of customers.

•

The Volcker Rule and the rulemakings promulgated thereunder restrict banks and their affiliated entities from investing in or sponsoring certain private equity and hedge funds. Fifth Third does not sponsor any private equity or hedge funds that it is prohibited from sponsoring. As of December 31, 2013, the Bancorp had approximately $181 million in interests and approximately $80 million in binding commitments to invest in private equity funds likely to be affected by the Volcker rule. It is expected that over time the Bancorp may need to eliminate these investments although it is likely that these investments will be reduced over time in the ordinary course before compliance is required. Fifth Third expects to be able to hold these investments until July 2015 with no restriction, and be eligible to obtain up to two one-year extension periods, subject to regulatory approvals. A forced sale of some of these investments could result in Fifth Third receiving less value than it would otherwise have received.

33 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

The FDIC and the Federal Reserve adopted a final rule that requires bank holding companies that have $50 billion or more in assets, like Fifth Third, to periodically submit to the Federal Reserve, the FDIC and the FSOC a plan discussing how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. In a related rulemaking, the FDIC adopted a final rule that requires insured depository institutions with $50 billion or more in assets, like Fifth Third, to annually prepare and submit a resolution plan to the FDIC, which would include, among other things, an analysis of how the institution could be resolved under the Federal Deposit Insurance Act, as amended (the “FDIA”) in a manner that protects depositors and limits losses or costs to creditors of the bank. Initial plans for Fifth Third and its bank subsidiary have been submitted, in accordance with the final regulatory rules, for review by the FDIC, the Federal Reserve, and the FSOC. The Federal Reserve and the FDIC may jointly impose restrictions on Fifth Third or its bank subsidiary, including additional capital requirements or limitations on growth, if the agencies determine that the institution’s plan is not credible or would not facilitate a rapid and orderly resolution of Fifth Third under the U.S. Bankruptcy Code, or Fifth Third Bank under the FDIA, and additionally could require Fifth Third to divest assets or take other actions if it did not submit an acceptable resolution within two years after any such restrictions were imposed.

•

Title VII of Dodd-Frank imposes a new regulatory regime on the U.S. derivatives markets. While some of the provisions related to derivatives markets went into effect on July 16, 2011, most of the new requirements await final regulations from the relevant regulatory agencies for derivatives, the Commodities Futures Trading Commission (“CFTC”) and the SEC. One aspect of this new regulatory regime for derivatives is that substantial oversight responsibility has been provided to the CFTC, which, as a result, will for the first time have a meaningful supervisory role with respect to some of our businesses. Although the ultimate impact will depend on the final regulations, Fifth Third expects that its derivatives business will likely be subject to new substantive requirements, including registration with the CFTC, margin requirements in excess of current market practice, capital requirements specific to this business, real time trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading of all standardized swaps designated by the relevant regulatory agencies as required to be cleared. These requirements will collectively impose implementation and ongoing compliance burdens on Fifth Third and will introduce additional legal risk (including as a result of newly applicable antifraud and anti-manipulation provisions and private rights of action). Depending on the final rules that relate to Fifth Third’s swaps businesses, the nature and extent of those businesses may change.

•

Financial institutions may be required, regardless of risk, to pay taxes or other fees to the U.S. Treasury. Such taxes or other fees could be designed to reimburse the U.S. Treasury for the many government programs and initiatives it has taken or may undertake as part of its economic stimulus efforts. The Department of Treasury issued an interim final rule in 2012 to establish an assessment schedule for the collection of fees from bank holding companies with at least $50 billion in assets and foreign banks with at least $50 billion in assets in the U.S. to cover the expenses of the Office of Financial Research and FSOC. In August 2013, the FRB also adopted a final rule to implement an assessment provision under the Dodd-Frank Act equal to the expense the FRB estimates are necessary or appropriate to supervise and regulate bank holding companies with $50 billion or more in assets.

•

On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the FRB’s rule concerning electronic debit card transaction fees and network exclusivity arrangements that were adopted to implement Section 1075 of the Dodd-Frank Act, known as the Durbin Amendment. The Court held that, in adopting the Current Rule, the FRB violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore, the Current Rule’s maximum permissible fees were too high. In addition, the Court held that the Current Rule’s network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The Court vacated the Current Rule, but stayed its ruling to provide the FRB an opportunity to replace invalidated portions. The FRB has appealed this decision. If this decision is ultimately upheld and/or the FRB re-issues rules for purposes of implementing the Durbin Amendment in a manner consistent with this decision, the amount of debit card interchange fees the Bancorp would be permitted to charge would likely be reduced, thereby negatively affecting the Bancorp’s financial performance.

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

Fifth Third and/or its affiliates are or may become the subject of litigation which could result in legal liability and damage to Fifth Third’s reputation.

Fifth Third and certain of its directors and officers have been named from time to time as defendants in various class actions and other litigation relating to Fifth Third’s business and activities. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. These matters could result in material adverse judgments, settlements, fines, penalties, injunctions or other relief, amendments and/or restatements of Fifth Third’s SEC filings and/or financial statements, as applicable and/or determinations of material weaknesses in its disclosure controls and procedures. Like other large financial institutions and companies, Fifth Third is also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against Fifth Third could materially adversely affect its business, financial condition or results of operations and/or cause significant reputational harm to its business.

Fifth Third’s ability to pay or increase dividends on its common stock or to repurchase its capital stock is restricted.

Fifth Third’s ability to pay dividends or repurchase stock is subject to regulatory requirements and the need to meet regulatory expectations. Fifth Third is subject to an annual assessment by the FRB as part of CCAR. The mandatory elements of the capital plan are an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy. The capital plan must reflect the revised capital framework that the FRB adopted in connection with the implementation of the Basel III accord, including the framework’s minimum regulatory capital ratios and transition arrangements. Fifth Third’s stress testing results and 2014 capital plan were submitted to the FRB on January 6, 2014.

The FRB’s review of the capital plan will assess the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan. Additionally, the FRB will review the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratios and above a Tier 1 common ratio of 5 percent under baseline and stressful conditions throughout a nine-quarter planning horizon.

35 Fifth Third Bancorp

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

Table 5 presents the components of net interest income, net interest margin and net interest rate spread for the years ended December 31, 2013, 2012 and 2011. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets. Table 6 provides the relative impact of changes in the balance sheet and changes in interest rates on net interest income.

Net interest income was $3.6 billion for the years ended December 31, 2013 and 2012. Included within net interest income are amounts related to the amortization and accretion of premiums and discounts on acquired loans and deposits, primarily as a result of acquisitions in previous years, which increased net interest income by $17 million during 2013 and $31 million during 2012. The original purchase accounting discounts reflected the high discount rates in the market at the time of the acquisitions; the total loan discounts are being accreted into net interest income over the remaining period to maturity of the loans acquired. Based upon the remaining period to maturity, and excluding the impact of prepayments, the Bancorp anticipates recognizing approximately $5 million in additional net interest income during 2014 as a result of the amortization and accretion of premiums and discounts on acquired loans and deposits.

For the year ended December 31, 2013, net interest income was negatively impacted by a 36 bps decline in yields on the Bancorp’s interest-earning assets compared to the year ended December 31, 2012. The decrease in yields on interest earning assets was partially offset by an increase in average loans and leases of $4.3 billion as well as a decrease in interest expense compared to the prior year. The decrease in interest expense was primarily the result of a 59 bps decrease in the rate paid on average long-term debt coupled with a $1.1 billion decrease in average long-term debt for the year ended December 31, 2013 compared to the year ended December 31, 2012. For the year ended December 31, 2013, the net interest rate spread decreased to 3.15% from 3.35% in 2012 as the benefit of the decreases in rates on interest-bearing liabilities was more than offset by a decrease in yield on average interest-earning assets.

Net interest margin was 3.32% for the year ended December 31, 2013 compared to 3.55% for the year ended December 31, 2012. Net interest margin was impacted by the amortization and accretion of premiums and discounts on acquired loans and deposits that resulted in an increase in net interest margin of 2 bps during 2013 compared to 3 bps during 2012. Exclusive of these amounts, net interest margin decreased 22 bps for the year ended December 31, 2013 compared to the prior year driven primarily by the previously mentioned decline in the yield on average interest-earning assets coupled with an increase in average interest-earning assets, partially offset by a decrease in interest expense primarily related to long-term debt.

Interest income from loans and leases decreased $126 million, or four percent, compared to the year ended December 31, 2012 primarily due to a decrease of 34 bps in yields on average loans and leases partially offset by an increase of five percent in average loans and leases for the year ended December 31, 2013 compared to 2012. The increase in average loans and leases for the year ended December 31, 2013 was driven primarily by an increase of 15% in average commercial and industrial loans and an increase of eight percent in average residential mortgage loans compared to the year ended December 31, 2012. For more information on the Bancorp’s loan and lease portfolio, see the Loans and Leases section of the Balance Sheet Analysis of the MD&A. In addition, interest income from investment securities and other short-term investments decreased $6 million, or one percent, compared to the year ended 2012 primarily due to a 29 bps decrease in the average yield on taxable securities partially offset by an increase of $1.1 billion in average taxable securities.

Average core deposits increased $4.3 billion, or five percent, compared to the year ended December 31, 2012 primarily due to an increase in average money market deposits and average demand deposits partially offset by a decrease in average savings deposits. The cost of interest bearing core deposits decreased to 27 bps for the year ended December 31, 2013 from 31 bps for the year ended December 31, 2012. This decrease was primarily the result of a mix shift to lower cost interest bearing core deposits as a result of run-off of higher priced CDs combined with decreases of 5 bps in the rate paid on average savings deposits and a decrease of 26 bps on average other time deposits compared to the year ended December 31, 2012.

Interest expense on average wholesale funding for the year ended December 31, 2013 decreased $83 million, or 24%, compared to the prior year, primarily due to a decrease in the rates paid on average long-term debt of 59 bps for the year ended December 31, 2013 compared to 2012 coupled with a decrease of $1.1 billion in average long-term debt. The reduction in higher cost long-term debt was primarily the result of the full year impact of the redemption of outstanding TruPS and FHLB debt in the second half of 2012. In the third quarter of 2012, the Bancorp redeemed $1.4 billion of outstanding TruPS which had a 7.25% distribution rate. Additionally, in the fourth quarter of 2012, the Bancorp terminated $1.0 billion of FHLB debt with a fixed rate of 4.56%. These decreases were partially offset by the issuance of $1.3 billion of unsecured senior bank notes in the first quarter of 2013. Refer to the Borrowings section of MD&A for additional information on the Bancorp’s changes in average borrowings. During the years ended December 31, 2013 and 2012, wholesale funding represented 24% of interest-bearing liabilities. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

36 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 5: CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME
For the years ended December 31	2013			2012			2011
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate
Assets
Interest-earning assets:
Loans and leases:(a)
Commercial and industrial loans	$37,770	$1,361	3.60%	$32,911	$1,349	4.10%	$28,546	$1,240	4.34%
Commercial mortgage	8,481	306	3.60	9,686	369	3.81	10,447	417	3.99
Commercial construction	793	27	3.45	835	25	2.99	1,740	53	3.06
Commercial leases	3,565	116	3.26	3,502	127	3.62	3,341	133	3.99
Subtotal – commercial	50,609	1,810	3.58	46,934	1,870	3.98	44,074	1,843	4.18
Residential mortgage loans	14,428	564	3.91	13,370	543	4.06	11,318	503	4.45
Home equity	9,554	355	3.71	10,369	393	3.79	11,077	433	3.91
Automobile loans	12,021	373	3.10	11,849	439	3.70	11,352	530	4.67
Credit card	2,121	209	9.87	1,960	192	9.79	1,864	184	9.86
Other consumer loans/leases	360	155	42.93	340	155	45.32	529	136	25.77
Subtotal – consumer	38,484	1,656	4.30	37,888	1,722	4.54	36,140	1,786	4.94
Total loans and leases	89,093	3,466	3.89	84,822	3,592	4.23	80,214	3,629	4.52
Securities:
Taxable	16,395	518	3.16	15,262	527	3.45	15,334	596	3.89
Exempt from income taxes(a)	49	3	5.29	57	2	3.29	103	6	5.41
Other short-term investments	2,417	6	0.26	1,495	4	0.26	2,031	5	0.25
Total interest-earning assets	107,954	3,993	3.70	101,636	4,125	4.06	97,682	4,236	4.34
Cash and due from banks	2,482			2,355			2,352
Other assets	15,053			15,695			15,335
Allowance for loan and lease losses	(1,757)			(2,072)			(2,703)
Total assets	$123,732			$117,614			$112,666
Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$23,582	$53	0.23%	$23,096	$49	0.22%	$18,707	$49	0.26%
Savings	18,440	22	0.12	21,393	37	0.17	21,652	67	0.31
Money market	9,467	23	0.25	4,903	11	0.22	5,154	14	0.27
Foreign office deposits	1,501	4	0.28	1,528	4	0.27	3,490	10	0.28
Other time deposits	3,760	50	1.33	4,306	68	1.59	6,260	140	2.23
Certificates - $100,000 and over	6,339	50	0.78	3,102	46	1.48	3,656	72	1.97
Other deposits	17	-	0.11	27	-	0.13	7	-	0.03
Federal funds purchased	503	1	0.12	560	1	0.14	345	-	0.11
Other short-term borrowings	3,024	5	0.18	4,246	8	0.18	2,777	3	0.12
Long-term debt	7,914	204	2.58	9,043	288	3.17	10,154	306	3.01
Total interest-bearing liabilities	74,547	412	0.55	72,204	512	0.71	72,202	661	0.92
Demand deposits	29,925			27,196			23,389
Other liabilities	4,917			4,462			4,189
Total liabilities	109,389			103,862			99,780
Total equity	14,343			13,752			12,886
Total liabilities and equity	$123,732			$117,614			$112,666
Net interest income		$3,581			$3,613			$3,575
Net interest margin			3.32%			3.55%			3.66%
Net interest rate spread			3.15			3.35			3.42
Interest-bearing liabilities to interest-earning assets			69.05			71.04			73.92
(a)

The FTE adjustments included in the above table are $20 for the year ended December 31, 2013 and $18 for the years ended 2012 and 2011. The federal statutory rate utilized was 35% for all periods presented.

37 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 6: CHANGES IN NET INTEREST INCOME ATTRIBUTABLE TO VOLUME AND YIELD/RATE(a)
For the years ended December 31	2013 Compared to 2012			2012 Compared to 2011
($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:
Commercial and industrial loans	$187	(175)	12	$180	(71)	109
Commercial mortgage	(44)	(19)	(63)	(30)	(18)	(48)
Commercial construction	(2)	4	2	(27)	(1)	(28)
Commercial leases	2	(13)	(11)	7	(13)	(6)
Subtotal – commercial loans and leases	143	(203)	(60)	130	(103)	27
Residential mortgage loans	42	(21)	21	87	(47)	40
Home equity	(31)	(7)	(38)	(27)	(13)	(40)
Automobile loans	6	(72)	(66)	23	(114)	(91)
Credit card	15	2	17	9	(1)	8
Other consumer loans/leases	8	(8)	-	(59)	78	19
Subtotal – consumer loans and leases	40	(106)	(66)	33	(97)	(64)
Total loans and leases	183	(309)	(126)	163	(200)	(37)
Securities:
Taxable	38	(47)	(9)	(2)	(67)	(69)
Exempt from income taxes	1	-	1	(2)	(2)	(4)
Other short-term investments	2	-	2	(1)	-	(1)
Subtotal – securities and other short-term investments	41	(47)	(6)	(5)	(69)	(74)
Total change in interest income	$224	(356)	(132)	$158	(269)	(111)
Liabilities
Interest-bearing liabilities:
Interest checking	$-	4	4	$9	(9)	-
Savings	(4)	(11)	(15)	-	(30)	(30)
Money market	11	1	12	(1)	(2)	(3)
Foreign office deposits	-	-	-	(6)	-	(6)
Other time deposits	(8)	(10)	(18)	(38)	(34)	(72)
Certificates - $100,000 and over	33	(29)	4	(10)	(16)	(26)
Federal funds purchased	-	-	-	1	-	1
Other short-term borrowings	(3)	-	(3)	3	2	5
Long-term debt	(34)	(50)	(84)	(34)	16	(18)
Total change in interest expense	(5)	(95)	(100)	(76)	(73)	(149)
Total change in net interest income	$229	(261)	(32)	$234	(196)	38
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

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

The provision for loan and lease losses decreased to $229 million in 2013 compared to $303 million in 2012. The decrease in provision expense for 2013 compared to the prior year was due to decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases, and improvement in underlying loss trends. The ALLL declined $272 million from $1.9 billion at December 31, 2012 to $1.6 billion at December 31, 2013. As of December 31, 2013, the ALLL as a percent of portfolio loans and leases decreased to 1.79%, compared to 2.16% at December 31, 2012.

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

38 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income increased $228 million, or eight percent, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The components of noninterest income are as follows:

TABLE 7: NONINTEREST INCOME
For the years ended December 31 ($ in millions)	2013	2012	2011	2010	2009
Mortgage banking net revenue	$700	845	597	647	553
Service charges on deposits	549	522	520	574	632
Corporate banking revenue	400	413	350	364	372
Investment advisory revenue	393	374	375	361	326
Card and processing revenue	272	253	308	316	615
Gain on sale of the processing business	-	-	-	-	1,758
Other noninterest income	879	574	250	406	479
Securities gains (losses), net	21	15	46	47	(10)
Securities gains, net, non-qualifying hedges on mortgage servicing rights	13	3	9	14	57
Total noninterest income	$3,227	2,999	2,455	2,729	4,782

Mortgage banking net revenue

Mortgage banking net revenue decreased $145 million, or 17%, in 2013 compared to 2012. The components of mortgage banking net revenue are as follows:

TABLE 8: COMPONENTS OF MORTGAGE BANKING NET REVENUE
For the years ended December 31 ($ in millions)	2013	2012	2011
Origination fees and gains on loan sales	$453	821	396
Net mortgage servicing revenue:
Gross mortgage servicing fees	251	250	234
Mortgage servicing rights amortization	(166)	(186)	(135)
Net valuation adjustments on servicing rights and free-standing derivatives entered into to economically hedge MSR	162	(40)	102
Net mortgage servicing revenue	247	24	201
Mortgage banking net revenue	$700	845	597

Origination fees and gains on loan sales decreased $368 million in 2013 compared to 2012 primarily as the result of a decrease in profit margins on sold residential mortgage loans coupled with an 11% decrease in residential mortgage loan originations. Residential mortgage loan originations decreased to $22.3 billion in 2013 from $25.2 billion in 2012. The decrease in originations is primarily due to a decrease in refinancing activity during the second half of 2013 as mortgage rates continued to rise and fewer borrowers were able to achieve savings by refinancing their mortgages.

Net servicing revenue is comprised of gross servicing fees and related servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net servicing revenue increased $223 million in 2013 compared to 2012 driven primarily by increases of $202 million in net valuation adjustments. Additionally, servicing rights amortization decreased by $20 million in 2013 compared to 2012 driven by lower prepayments due to an increase in interest rates in 2013 compared to 2012.

The net valuation adjustment gain of $162 million during 2013 included a recovery of temporary impairment of $192 million on MSRs partially offset by $30 million in losses from derivatives economically hedging the MSRs. The net valuation adjustment loss of $40 million during 2012 included $103 million of temporary impairment on the MSRs partially offset by $63 million in gains from derivatives economically hedging the MSRs. Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Mortgage rates increased during 2013 which caused modeled prepayments speeds to slow, and led to the recovery of temporary impairment on servicing rights during the year. Mortgage rates decreased in 2012 causing modeled prepayment speeds to increase, which led to the temporary impairment on servicing rights in 2012. Further detail on the valuation of MSRs can be found in Note 11 of the Notes to Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation on the MSR portfolio. See Note 12 of the Notes to Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio.

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp recognized net gains of $13 million and $3 million during the years ended 2013 and 2012, respectively, recorded in securities gains, net, non-qualifying hedges on mortgage servicing rights in the Bancorp’s Consolidated Statement of Income.

The Bancorp’s total residential loans serviced as of December 31, 2013 and 2012 was $82.7 billion and $77.3 billion, respectively, with $69.2 billion and $62.5 billion, respectively, of residential mortgage loans serviced for others.

Service charges on deposits

Service charges on deposits increased $27 million in 2013 compared to 2012. Commercial deposit revenue increased $17 million in 2013 compared to 2012 primarily due to increased treasury management fees as a result of pricing changes implemented in the third quarter of 2012 and the third quarter of 2013 and the acquisition of new customers. Consumer deposit revenue increased $10 million due to an increase in consumer checking fees due to new deposit product

39 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

offerings partially offset by the elimination of daily overdraft fees on continuing consumer overdraft positions which took effect in the second quarter of 2012.

Corporate banking revenue

Corporate banking revenue decreased $13 million in 2013 compared to 2012. The decrease from the prior year was primarily the result of a decrease in lease remarketing fees partially offset by an increase in syndication fees. The decline in lease remarketing fees was driven by a $9 million write-down of equipment value on an operating lease during the fourth quarter of 2013.

Investment advisory revenue

Investment advisory revenue increased $19 million in 2013 compared to 2012. The increase was primarily due to an increase of $17 million in securities and brokerage fees due to strong production and an increase in equity and bond market values coupled with an increase of $15 million in private client service fees, partially offset by a decrease in mutual fund fees. Due to the sale of certain funds by ClearArc Capital, Inc., formerly Fifth Third Asset Management, during the third quarter of 2012, mutual fund fees decreased $13 million in 2013 compared to 2012. The Bancorp had approximately $302 billion and $308 billion in total assets under care as of December 31, 2013 and December 31, 2012, respectively, and managed $27 billion in assets for individuals, corporations and not-for-profit organizations as of December 31, 2013 and 2012.

Card and processing revenue

Card and processing revenue increased $19 million in 2013 compared to 2012. The increase was primarily the result of higher transaction volumes. Debit card interchange revenue, included in card and processing revenue, was $122 million and $119 million for the years ended December 31, 2013 and 2012, respectively.

Other noninterest income

The major components of other noninterest income are as follows:

TABLE 9: COMPONENTS OF OTHER NONINTEREST INCOME
For the years ended December 31 ($ in millions)	2013	2012	2011
Gain on sale of Vantiv, Inc. shares and Vantiv, Inc. IPO	$336	272	-
Valuation adjustments on the warrant and put options associated with Vantiv Holding, LLC	206	67	39
Equity method income from interest in Vantiv Holding, LLC	77	61	57
Operating lease income	75	60	58
BOLI income	52	35	41
Cardholder fees	47	46	41
Banking center income	34	32	27
Consumer loan and lease fees	27	27	31
Insurance income	25	28	28
Gain on loan sales	3	20	37
TSA revenue	1	1	21
Loss on OREO	(26)	(57)	(71)
Loss on swap associated with the sale of Visa, Inc. class B shares	(31)	(45)	(83)
Other, net	53	27	24
Total other noninterest income	$879	574	250

Other noninterest income increased $305 million in 2013 compared to 2012. The positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC increased $139 million in 2013 compared to 2012. In addition, gains of $242 million and $85 million on the sale of Vantiv, Inc. shares were recorded in the second and third quarters of 2013, respectively, compared to gains of $115 million related to the Vantiv, Inc. IPO recorded in the first quarter of 2012 and a $157 million gain from the sale of Vantiv, Inc. shares during the fourth quarter of 2012. The Bancorp recognized a gain of $9 million associated with a tax receivable agreement with Vantiv, Inc. in the fourth quarter of 2013. The equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC increased $16 million from 2012.

BOLI income increased $17 million in 2013 compared to 2012 primarily due to a $10 million settlement in the second quarter of 2013 related to a previously surrendered BOLI policy. The loss on OREO decreased $31 million from 2012 due to a decrease in OREO balances year over year and a decrease in losses on commercial real estate in 2013 relating to fair value adjustments on OREO. Additionally, the Bancorp recognized $31 million and $45 million in negative valuation adjustments related to the Visa total return swap for the years ended December 31, 2013 and 2012, respectively. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B shares and the valuation of the warrant and put options associated with the sale of Vantiv Holding, LLC, see Note 27 of the Notes to Consolidated Financial Statements.

The “other” caption increased $26 million for the year ended 2013 compared to 2012. The increase was primarily due to a decrease in lower of cost or market adjustments associated with the bank premises as the Bancorp recorded $6 million in lower of cost or market adjustments in 2013 compared to $21 million in 2012. Additionally, in response to the issuance of the Volcker Rule, the Bancorp recognized $4 million of OTTI on certain investments in private equity funds in 2013.

40 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 10: NONINTEREST EXPENSE
For the years ended December 31 ($ in millions)	2013	2012	2011	2010	2009
Salaries, wages and incentives	$1,581	1,607	1,478	1,430	1,339
Employee benefits	357	371	330	314	311
Net occupancy expense	307	302	305	298	308
Technology and communications	204	196	188	189	181
Card and processing expense	134	121	120	108	193
Equipment expense	114	110	113	122	123
Other noninterest expense	1,264	1,374	1,224	1,394	1,371
Total noninterest expense	$3,961	4,081	3,758	3,855	3,826
Efficiency ratio	58.2%	61.7	62.3	60.7	46.9

Noninterest Expense

Total noninterest expense decreased $120 million, or three percent, in 2013 compared to 2012 primarily due to a decrease in total personnel costs (salaries, wages and incentives plus employee benefits) and other noninterest expense. Total personnel costs decreased $40 million, or two percent, in 2013 compared to 2012 primarily due to a decrease in incentive compensation driven by the mortgage business due to lower production levels in 2013, a decrease in base compensation, and a decrease in the number of full time equivalent employees from 2012. Full time equivalent employees totaled 19,446 at December 31, 2013 compared to 20,798 at December 31, 2012.

The major components of other noninterest expense are as follows:

TABLE 11: COMPONENTS OF OTHER NONINTEREST EXPENSE
For the years ended December 31 ($ in millions)	2013	2012	2011
Losses and adjustments	$221	187	129
Loan and lease	158	183	195
FDIC insurance and other taxes	127	114	201
Marketing	114	128	115
Impairment of affordable housing investments	108	90	85
Professional service fees	76	56	58
Operating lease	57	43	41
Travel	54	52	52
Postal and courier	48	48	49
Data processing	42	40	29
Recruitment and education	26	28	31
Insurance	17	18	25
OREO expense	16	21	34
Supplies	16	17	18
Intangible asset amortization	8	13	22
Loss (gain) on debt extinguishment	8	169	(8)
Benefit from the reserve for unfunded commitments and letters of credit	(17)	(2)	(46)
Other, net	185	169	194
Total other noninterest expense	$1,264	1,374	1,224

Total other noninterest expense decreased $110 million, or eight percent, in 2013 compared to 2012 primarily due to a decline in debt extinguishment costs, decreases in loan and lease expenses and an increase in the benefit from the reserve for unfunded commitments and letters of credit, partially offset by increases in losses and adjustments and FDIC insurance and other taxes.

Debt extinguishment costs decreased $161 million in 2013 compared to 2012. During the fourth quarter of 2013, the Bancorp incurred $8 million of debt extinguishment costs associated with the redemption of outstanding TruPS issued by Fifth Third Capital Trust IV. During the third quarter of 2012, the Bancorp incurred $26 million of debt extinguishment costs associated with the redemption of the outstanding TruPS issued by Fifth Third Capital Trust V and Fifth Third Capital Trust VI. In addition, during the fourth quarter of 2012, the Bancorp incurred $134 million of debt extinguishment costs associated with the termination of $1 billion of FHLB debt. Loan and lease expenses decreased $25 million in 2013 compared to 2012 primarily due to a decrease in legal costs related to OREO and a decrease in loan closing fees due to a decline in mortgage originations. The benefit from the reserve for unfunded commitments and letters of credit was $17 million and $2 million in

2013 and 2012, respectively. The increase in the benefit recognized reflects a decrease in estimated loss rates related to unfunded commitments and letters of credit due to improved credit trends partially offset by an increase in unfunded commitments for which the Bancorp holds reserves.

Losses and adjustments increased $34 million in 2013 compared to 2012 primarily due to an increase in litigation expense partially offset by a decrease in representation and warranty expense. Litigation expense increased $127 million in 2013 compared to 2012 due to increased litigation and regulatory activity. The provision for representation and warranty claims decreased $92 million in 2013 compared to 2012 due to the Bancorp recording significant additions to the reserve in 2012 as the result of additional information obtained from FHLMC regarding their file selection criteria which enabled the Bancorp to better estimate the losses that were probable on loans sold to FHLMC with representation and warranty provisions. In addition, 2013 included a decrease in the representation and warranty reserve due to improving underlying repurchase metrics and the settlement with FHLMC.

Additionally, FDIC insurance and other taxes increased $13 million in 2013 compared to 2012 primarily due to a $23 million

41 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reduction in other taxes in the first quarter of 2012 from an agreement reached on certain disputes for non-income tax related assessments.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 58.2% for 2013 compared to 61.7% in 2012.

Applicable Income Taxes

Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments, certain gains on sales of leveraged leases that are exempt from federal taxation, and tax credits, partially offset by the effect of certain nondeductible expenses. The tax credits are associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC, and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

The effective tax rates for the years ended December 31, 2013 and December 31, 2012 were primarily impacted by $155 million and $149 million, respectively, in tax credits, $9 million and $19 million, respectively, of non-cash charges relating to previously recognized tax benefits associated with stock-based compensation that were not realized, and $27 million and $46 million, respectively, of tax-exempt income, which includes net interest income on tax-exempt investments, income on life insurance policies held by the

Bancorp, and certain gains on the sale of leases that are exempt from federal taxation.

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised, the Bancorp is required to write-off the deferred tax asset previously established for these stock-based awards. As a result of the expiration of certain stock options and SARs and the lapse of restrictions on certain shares of restricted stock during the year ended December 31, 2013, the Bancorp recorded additional income tax expense of approximately $9 million related to the write-off of a portion of the deferred tax asset previously established.

As a result of the Bancorp’s stock price at December 31, 2013, the Bancorp does not believe it will need to recognize a material non-cash charge to income tax expense over the next twelve months related to stock-based awards. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future. Therefore, it is possible the Bancorp may need to recognize a non-cash charge to income tax expense in the future.

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 12: APPLICABLE INCOME TAXES
For the years ended December 31 ($ in millions)	2013	2012	2011	2010	2009
Income before income taxes	$2,598	2,210	1,831	940	767
Applicable income tax expense	772	636	533	187	30
Effective tax rate	29.7%	28.8	29.1	19.8	3.9

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

Net income by business segment is summarized in the following table:

TABLE 13: BUSINESS SEGMENT NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
For the years ended December 31 ($ in millions)	2013	2012	2011
Income Statement Data
Commercial Banking	$766	694	441
Branch Banking	255	186	190
Consumer Lending	183	223	56
Investment Advisors	68	43	24
General Corporate & Other	554	428	587
Net income	1,826	1,574	1,298
Less: Net income attributable to noncontrolling interests	(10)	(2)	1
Net income attributable to Bancorp	1,836	1,576	1,297
Dividends on preferred stock	37	35	203
Net income available to common shareholders	$1,799	1,541	1,094

43 Fifth Third Bancorp

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 14: COMMERCIAL BANKING
For the years ended December 31 ($ in millions)	2013	2012	2011
Income Statement Data
Net interest income (FTE)(a)	$1,507	1,449	1,374
Provision for loan and lease losses	187	223	490
Noninterest income:
Corporate banking revenue	386	395	332
Service charges on deposits	242	225	207
Other noninterest income	152	117	102
Noninterest expense:
Salaries, incentives and benefits	273	268	240
Other noninterest expense	870	838	833
Income before taxes	957	857	452
Applicable income tax expense(a)(b)	191	163	11
Net income	$766	694	441
Average Balance Sheet Data
Commercial loans, including held for sale	$45,035	41,364	38,384
Demand deposits	15,255	15,046	13,130
Interest checking	6,908	7,613	7,901
Savings and money market	4,284	2,669	2,776
Other time and certificates - $100,000 and over	1,299	1,793	1,778
Foreign office deposits and other deposits	1,467	1,282	1,581
(a)	Includes FTE adjustments of $20 for the year ended December 31, 2013 and $17 for the years ended December 31, 2012 and 2011.
(b)

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of the MD&A for additional information.

Comparison of 2013 with 2012

Net income was $766 million for the year ended December 31, 2013, compared to net income of $694 million for the year ended December 31, 2012. The increase in net income was primarily driven by increases in net interest income and noninterest income and a decrease in the provision for loan and lease losses, partially offset by higher noninterest expense.

Net interest income increased $58 million primarily due to an increase in interest income related to an increase in average commercial and industrial portfolio loans, a decrease in the FTP charges on loans and an increase in FTP credits due to an increase in savings and money market deposits, partially offset by a decrease in yields of 29 bps on average commercial loans and a decrease in average commercial mortgage portfolio loans.

Provision for loan and lease losses decreased $36 million from 2012 as a result of improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 42 bps for 2013 compared to 54 bps for 2012.

Noninterest income increased $43 million from 2012 to 2013, due to increases in service charges on deposits and other noninterest income, partially offset by a decrease in corporate banking revenue. Service charges on deposits increased $17 million from 2012 primarily driven by commercial deposit revenue which increased due to fee repricing and the acquisition of new customers. The increase in other noninterest income was primarily due to decreases in negative valuation adjustments on OREO, increases in operating lease income, and decreases in negative valuation adjustments on loans held for sale, partially offset by decreases in gains on loan sales. The decrease in corporate banking revenue was primarily driven by a decrease in lease remarketing and letter of credit fees, partially offset by increases in syndication, business lending and foreign exchange fees.

Noninterest expense increased $37 million from the prior year as a result of increases in salaries, incentives and benefits and other noninterest expense. The increase in salaries, incentives and benefits of $5 million was primarily the result of an increase in base compensation primarily driven by improved production levels. The increase from 2012 to 2013 in other noninterest expense was driven by increases in both impairment on affordable housing investments and operating lease expense. These increases were partially offset by a decrease in loan and lease expense, primarily due to a decrease in legal costs related to OREO, and a decrease in corporate overhead allocations.

Average commercial loans increased $3.7 billion compared to the prior year primarily due to an increase in average commercial and industrial loans, partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial portfolio loans increased $4.8 billion as a result of an increase in new origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage portfolio loans decreased $1.1 billion due to continued run-off as the level of new originations was less than the repayments of the existing portfolio.

Average core deposits increased $1.3 billion compared to 2012. The increase was primarily driven by strong growth in savings and money market deposits, which increased $1.6 billion, and demand deposits, which increased $209 million, compared to the prior year, partially offset by a decrease in interest checking deposits of $705 million.

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

Noninterest expense increased $33 million from 2011 as a result of increases in salaries, incentives and benefits and other noninterest expense. The increase in salaries, incentives and benefits of $28 million was primarily the result of increased base and incentive compensation due to improved production levels. The increase from 2011 to 2012 in other noninterest expense was due to higher corporate overhead allocations as a result of strategic growth initiatives, partially offset by a decrease in loan and lease expenses and recognized derivative credit losses.

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

The following table contains selected financial data for the Branch Banking segment:

TABLE 15: BRANCH BANKING
For the years ended December 31 ($ in millions)	2013	2012	2011
Income Statement Data
Net interest income	$1,461	1,362	1,423
Provision for loan and lease losses	217	294	393
Noninterest income:
Service charges on deposits	304	294	309
Card and processing revenue	291	279	305
Investment advisory revenue	148	129	117
Other noninterest income	111	110	106
Noninterest expense:
Salaries, incentives and benefits	584	573	581
Net occupancy and equipment expense	243	241	235
Card and processing expense	126	115	114
Other noninterest expense	752	663	645
Income before taxes	393	288	292
Applicable income tax expense	138	102	102
Net income	$255	186	190
Average Balance Sheet Data
Consumer loans, including held for sale	$15,223	14,926	14,151
Commercial loans, including held for sale	4,534	4,569	4,621
Demand deposits	12,611	10,087	8,408
Interest checking	9,028	9,262	8,086
Savings and money market	22,813	22,729	22,241
Other time and certificates - $100,000 and over	4,712	5,389	7,778

Comparison of 2013 with 2012

Net income was $255 million for the year ended December 31, 2013, compared to net income of $186 million for the year ended December 31, 2012. The increase in net income of $69 million was driven by an increase in net interest income and noninterest income and a decline in the provision for loan and lease losses, partially offset by an increase in noninterest expense.

45 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest income increased $99 million compared to the prior year primarily driven by an increase in the FTP credits due to an increase in savings and money market and interest checking deposits, a decrease in the FTP charges on loans and leases, a decline in interest expense on core deposits due to favorable shifts from certificates of deposit to lower cost transaction deposits and an increase in average consumer loans and leases. These increases to net interest income were partially offset by lower yields on average commercial loans.

Provision for loan and lease losses for 2013 decreased $77 million compared to the prior year as a result of improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 110 bps for 2013 compared to 151 bps for 2012.

Noninterest income increased $42 million compared to the prior year. The increase was primarily driven by increases in investment advisory revenue, card and processing revenue and service charges on deposits. Investment advisory revenue increased $19 million from 2012 primarily due to increased securities and brokerage fees due to an increase in equity and bond market values. Card and processing revenue increased $12 million compared to the prior year due to higher transaction volumes, higher levels of consumer spending and the benefit of new products. Service charges on deposits increased $10 million from 2012 primarily due to an increase in account maintenance fees due to the full year impact of new deposit product offerings.

Noninterest expense increased $113 million compared to the prior year, primarily driven by increases in salaries, incentives and benefits, card and processing expense and other noninterest expense. Salaries, incentives and benefits increased compared to the prior year primarily due to an increase in bonus and incentive compensation associated with improved securities and brokerage revenue. Card and processing expense increased from 2012 due primarily to increases in debit and credit card transaction volumes, consumer spending, fraud insurance costs and credit card rewards expense. The increase in other noninterest expense was primarily due to increases in corporate overhead allocations during 2013 compared to 2012.

Average consumer loans increased $297 million in 2013 primarily due to increases in average residential mortgage portfolio loans of $942 million compared to the prior year as a result of continued retention of certain shorter term residential mortgage loans. In addition, average credit card loans increased due to increases in average balances per account and the volume of new customers. These increases were partially offset by decreases in average home equity portfolio loans of $743 million from 2012 as payoffs exceeded new loan production.

Average core deposits increased $1.8 billion compared to the prior year as the growth in demand deposits due to excess customer liquidity and a continued low interest rate environment was partially offset by the run-off of higher priced other time deposits.

Comparison of 2012 with 2011

Net income decreased $4 million compared to 2011, driven by a decrease in net interest income and noninterest income and an increase in noninterest expense, partially offset by a decline in the provision for loan and lease losses. Net interest income decreased

$61 million compared to 2011 primarily driven by decreases in the FTP credits for checking and savings products and lower yields on average commercial and consumer loans. These decreases were partially offset by higher consumer loan balances and a decline in interest expense on core deposits due to favorable shifts from certificates of deposit to lower cost transaction and savings products.

Provision for loan and lease losses for 2012 decreased $99 million compared to 2011 as a result of improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 151 bps for 2012 compared to 210 bps for 2011. The decrease was primarily due to decreases in home equity net charge-offs as a result of improvements in several key markets. In addition, net charge-offs were positively impacted by lower commercial net charge-offs due to improved delinquency trends, aggressive line management, and stabilization in unemployment levels.

Noninterest income decreased $25 million compared to 2011. The decrease was primarily driven by lower card and processing revenue, which declined $26 million from 2011 due to the implementation of the Dodd-Frank Act’s debit card interchange fee cap in the fourth quarter of 2011, partially offset by higher debit and credit card transaction volumes and the impact of the Bancorp’s initial mitigation activity, and allocated commission revenue associated with merchant sales. Service charges on deposits declined $15 million primarily due to the elimination of daily overdraft fees on continuing customer overdraft positions in the second quarter of 2012. These decreases were partially offset by a $12 million increase in investment advisory revenue due to increased amounts from revenue sharing agreements between investment advisors and branch banking.

Noninterest expense increased $17 million, primarily driven by increases in other noninterest expense due to an increase in allocated costs related to higher merchant sales and corporate overhead allocations as a result of strategic growth initiatives, partially offset by a decrease in FDIC insurance expense.

Average consumer loans increased $775 million in 2012 primarily due to increases in average residential mortgage portfolio loans of $1.3 billion due to the retention of certain shorter-term originated mortgage loans. The increases in average residential mortgage portfolio loans was partially offset by decreases in average home equity portfolio loans of $560 million as payoffs exceeded new loan production. Average core deposits increased $1.4 billion compared to 2011 as the growth in transaction accounts due to excess customer liquidity and historically low interest rates outpaced the runoff of higher priced other time deposits.

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

46 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table contains selected financial data for the Consumer Lending segment:

TABLE 16: CONSUMER LENDING
For the years ended December 31 ($ in millions)	2013	2012	2011
Income Statement Data
Net interest income	$312	314	343
Provision for loan and lease losses	92	176	261
Noninterest income:
Mortgage banking net revenue	687	830	585
Other noninterest income	61	46	45
Noninterest expense:
Salaries, incentives and benefits	215	231	183
Other noninterest expense	470	439	443
Income before taxes	283	344	86
Applicable income tax expense	100	121	30
Net income	$183	223	56
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$10,222	10,143	9,348
Home equity	560	643	730
Automobile loans, including held for sale	11,409	11,191	10,665
Other consumer loans and leases	16	30	156

Comparison of 2013 with 2012

Net income was $183 million in 2013 compared to net income of $223 million in 2012. The decrease was driven by a decrease in noninterest income and an increase in noninterest expense, partially offset by a decline in the provision for loan and lease losses.

Net interest income decreased $2 million from 2012 due primarily to lower yields on average residential mortgage and automobile loans, partially offset by a decrease in FTP charges on loans and leases and increases in average residential mortgage and average automobile loans.

The provision for loan and lease losses decreased $84 million compared to the prior year as delinquency metrics and underlying loss trends improved across all consumer loan types. Net charge-offs as a percent of average loans and leases decreased to 46 bps for 2013 compared to 88 bps for 2012.

Noninterest income decreased $128 million from 2012 primarily due to a decrease in mortgage banking net revenue of $143 million, partially offset by an increase in other noninterest income of $15 million. The decrease in mortgage banking net revenue was primarily due to a decrease in gains on loan sales of $368 million as a result of a decrease in profit margins on sold residential mortgage loans coupled with a decrease in residential mortgage loan originations, partially offset by a $223 million increase in net residential mortgage servicing revenue. The increase in net residential mortgage servicing revenue was driven by an increase of $202 million in net valuation adjustments on MSRs and free-standing derivatives entered into to economically hedge the MSRs and a decrease of $20 million in servicing rights amortization. The increase in other noninterest income was primarily due to a $12 million increase in securities gains and a $7 million decline in losses on the sale of OREO.

Noninterest expense increased $15 million driven by an increase of $31 million in other noninterest expense, partially offset by a decrease of $16 million in salaries, incentives and benefits compared to the prior year. The increase in other noninterest expense was primarily due to higher litigation expense and an increase in corporate overhead allocations, partially offset by a decrease in loan and lease expense due to lower appraisal costs. The decrease in salaries, incentives and benefits was due to a decline in incentive compensation driven primarily by a decline in originations during 2013 compared to 2012, partially offset by an increase in deferred compensation for 2013 compared to 2012.

Average consumer loans and leases increased $200 million from the prior year. Average residential mortgage loans, including held for sale, increased $79 million for 2013 compared to 2012 due to strong refinancing activity that occurred in the first half of 2013. Average automobile loans increased $218 million for the current year compared to the prior year due to an increase in originations primarily driven by modest improvement in general economic conditions and a continued low interest rate environment. Average home equity portfolio loans decreased $83 million for 2013 compared to 2012 as payoffs exceeded new loan production. Average other consumer loans and leases decreased $14 million in the current year resulting from a decrease in average consumer leases due to run-off as the Bancorp discontinued automobile leasing in 2008, partially offset by an increase in average other consumer loans.

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

Provision for loan and lease losses decreased $85 million compared to 2011 as delinquency metrics and underlying loss trends improved across all consumer loan types. Net charge-offs as a percent of average loans and leases decreased to 88 bps for 2012 compared to 134 bps for 2011.

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

47 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expense increased $44 million driven by salaries, incentives and benefits which increased $48 million primarily as a result of higher mortgage loan originations.

Average consumer loans and leases increased $1.1 billion from 2011. Average automobile loans increased $526 million due to a strategic focus to increase automobile lending throughout 2011 and 2012 through consistent and competitive pricing, disciplined sales execution, and enhanced customer service with our dealership network. Average residential mortgage loans increased $795 million as a result of higher origination volumes. Average home equity loans decreased $87 million due to continued runoff in the discontinued brokered home equity product. Average consumer leases decreased $126 million due to runoff as the Bancorp discontinued this product in the fourth quarter of 2008.

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Investment Advisors is made up of four main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; ClearArc Capital, Inc. (formerly FTAM), an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. ClearArc Capital, Inc. provides asset management services and previously advised the Bancorp’s proprietary family of mutual funds. Fifth Third Private Bank offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provides advisory services for institutional clients including states and municipalities.

The following table contains selected financial data for the Investment Advisors segment:

TABLE 17: INVESTMENT ADVISORS
For the years ended December 31 ($ in millions)	2013	2012	2011
Income Statement Data
Net interest income	$154	117	113
Provision for loan and lease losses	2	10	27
Noninterest income:
Investment advisory revenue	384	366	364
Other noninterest income	22	30	9
Noninterest expense:
Salaries, incentives and benefits	159	161	164
Other noninterest expense	294	276	257
Income before taxes	105	66	38
Applicable income tax expense	37	23	14
Net income	$68	43	24
Average Balance Sheet Data
Loans and leases	$2,014	1,877	2,037
Core deposits	8,815	7,709	6,798

Comparison of 2013 with 2012

Net income was $68 million in 2013 compared to net income of $43 million for 2012. The increase in net income was primarily due to increases in net interest income and noninterest income and a decrease in the provision for loan and lease losses, partially offset by an increase in noninterest expense.

Net interest income increased $37 million from 2012 due to an increase in FTP credits resulting from an increase in interest checking deposits.

Provision for loan and lease losses decreased $8 million from the prior year. Net charge-offs as a percent of average loans and leases decreased to 9 bps compared to 53 bps for the prior year reflecting improved credit trends during 2013.

Noninterest income increased $10 million compared to 2012 due to an increase in investment advisory revenue, partially offset a decrease in other noninterest income. The increase in investment advisory revenue was primarily driven by increases in securities and brokerage fees and private client service fees due to strong production and an increase in equity and bond market values. The decrease in other noninterest income was due to a decrease in gains on sales of held for sale loans and the impact of the gain on the sale of certain FTAM funds in the third quarter of 2012.

Noninterest expense increased $16 million compared to 2012 due to an increase in other noninterest expense primarily driven by increases in corporate allocations and fraud losses.

Average loans and leases increased $137 million compared to the prior year primarily driven by increases in average residential mortgage, average other consumer and average commercial and industrial loans, partially offset by a decrease in average commercial mortgage loans. Average core deposits increased $1.1 billion compared to 2012 due to growth in interest checking as customers have opted to maintain excess funds in liquid transaction accounts as a result of the low interest rate environment.

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

Provision for loan and lease losses decreased $17 million from 2011. Net charge-offs as a percent of average loans and leases decreased to 53 bps compared to 132 bps for 2011 reflecting improved credit trends during 2012.

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

Average loans and leases decreased $160 million compared to 2011. The decrease was primarily driven by declines in home equity loans of $55 million, commercial mortgage loans of $45 million and commercial and industrial loans of $30 million. Average core deposits increased $911 million compared to 2011 due to growth in interest checking as customers have opted to maintain excess funds in liquid transaction accounts as a result of interest rates remaining near historic lows, partially offset by account migration from foreign office deposits.

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

Comparison of 2013 with 2012

Results for 2013 and 2012 were impacted by a benefit of $269 million and $400 million, respectively, due to reductions in the ALLL. The decrease in provision expense was primarily due to a decrease in nonperforming loans and leases and improvements in delinquency metrics and underlying loss trends. Net interest income decreased from $370 million in 2012 to $147 million for 2013 primarily due to a decrease in FTP charges partially offset by a decrease in interest expense on long-term debt. Noninterest income increased $278 million compared to the prior year primarily due to positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC which increased $139 million in 2013 compared to 2012. In addition, gains of $242 million and $85 million were recognized on the sales of Vantiv, Inc. shares in the second and third quarters of 2013, respectively, compared to gains of $115 million related to the Vantiv, Inc. IPO and $157 million on the sale of Vantiv, Inc. shares in 2012. The Bancorp also recognized a gain of $9 million associated with a tax receivable agreement with Vantiv, Inc. in the fourth quarter of 2013. The equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC increased $16 million from 2012.

Noninterest expense decreased $284 million compared to 2012 due to decreases in other noninterest expense and total personnel costs. Other noninterest expense decreased due to a decrease in debt extinguishment costs, an increase in corporate overhead allocations assigned to the segments, a decrease in loan and lease expense and a decrease in losses and adjustments. Debt extinguishment costs decreased $161 million during 2013 compared to the prior year. During the fourth quarter of 2013, the Bancorp incurred $8 million of debt extinguishment costs associated with the redemption of outstanding TruPS issued by Fifth Third Capital Trust IV. During 2012, the Bancorp incurred $160 million of debt extinguishment costs associated with the redemption of certain TruPS and the termination of certain FHLB debt. Loan and lease expense decreased $72 million during 2013 compared to 2012 primarily due to a decrease in loan closing fees due to a decline in mortgage originations. Losses and adjustments decreased $17 million compared to 2012 primarily driven by a decline in the provision for representation and warranty claims partially offset by an increase in litigation expense. The provision for representation and warranty claims changed from a $49 million expense for the year ended December 31, 2012 to a benefit of $39 million for the year ended December 31, 2013 due to the Bancorp recording significant additions to the reserve in 2012 as the result of additional information obtained from FHLMC regarding their file selection criteria which enabled the Bancorp to better estimate the losses that were probable on loans sold to FHLMC with representation and warranty provisions. In addition, 2013 included a decrease in the representation and warranty reserve due to improving underlying repurchase metrics and the settlement with FHLMC. The decrease in representation and warranty expense was partially offset by a $54 million increase in litigation expense. Total personnel costs decreased $38 million from 2012 due primarily to decreases in incentive compensation and employee benefits.

Comparison of 2012 with 2011

Results for 2012 and 2011 were impacted by a benefit of $400 million and $748 million, respectively, due to reductions in the ALLL. The decrease in provision expense was driven by general improvements in credit quality and declines in net charge-offs. Net interest income increased from $321 million in 2011 to $370 million in 2012 due to a benefit in the FTP rate. The change in net income for 2012 compared to 2011 was impacted by a $157 million gain on the sale of Vantiv, Inc. shares and $115 million in gains on the initial public offering of Vantiv, Inc. In addition, the results for 2012 were impacted by dividends on preferred stock of $35 million compared to $203 million in 2011.

49 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOURTH QUARTER REVIEW

The Bancorp’s 2013 fourth quarter net income available to common shareholders was $383 million, or $0.43 per diluted share, compared to net income available to common shareholders of $421 million, or $0.47 per diluted share, for the third quarter of 2013 and net income available to common shareholders of $390 million, or $0.43 per diluted share, for the fourth quarter of 2012. Fourth quarter 2013 earnings included a $91 million positive adjustment on the valuation of the warrant associated with the sale of Vantiv Holding, LLC, $69 million in net charges to increase litigation reserves, an $18 million charge related to the valuation of the total return swap entered into as part of the 2009 sale of Visa, Inc. Class B shares and $8 million of debt extinguishment costs associated with the redemption of TruPS issued by Fifth Third Capital Trust IV. Third quarter 2013 results included an $85 million gain on the sale of Vantiv Inc. shares, $30 million in net charges to increase litigation reserves and a $6 million positive adjustment on the valuation of the warrant associated with the sale of Vantiv Holding, LLC. Fourth quarter 2012 earnings included a $157 million gain on the sale of Vantiv Inc. shares, $134 million in debt extinguishment costs associated with the termination of $1.0 billion of FHLB borrowings and $38 million of mortgage representation and warranty provision expense primarily due to additional information obtained from FHLMC regarding future mortgage repurchase file requests. The ALLL as a percentage of portfolio loans and leases was 1.79% as of December 31, 2013, compared to 1.92% as of September 30, 2013 and 2.16% as of December 31, 2012.

Fourth quarter 2013 net interest income of $905 million increased $7 million from the third quarter of 2013 and $2 million from the same period a year ago. Interest income increased $10 million from the third quarter of 2013 primarily driven by higher balances and yields on investment securities. Interest expense increased $3 million from the third quarter of 2013 primarily driven by the issuance of $2.5 billion of long-term debt during the quarter, partially offset by the benefit from high-priced CDs that matured during the quarter. The increase in net interest income in comparison to the fourth quarter of 2012 was driven by higher average loan balances, lower long-term debt expense due to a reduction in higher cost average long-term debt and run-off of higher priced CDs, partially offset by lower yields on interest-earning assets.

Fourth quarter 2013 noninterest income of $703 million decreased $18 million compared to the third quarter of 2013 and $177 million compared to the fourth quarter of 2012. The decrease from the third quarter of 2013 was primarily due to lower corporate banking revenue and other noninterest income. The year-over year decline was primarily the result of lower mortgage banking net revenue, corporate banking revenue and other noninterest income.

Mortgage banking net revenue was $126 million in the fourth quarter of 2013, compared to $121 million in the third quarter of 2013 and $258 million in the fourth quarter of 2012. Fourth quarter 2013 originations were $2.6 billion, compared with $4.8 billion in the previous quarter and $7.0 billion in the fourth quarter of 2012. Fourth quarter 2013 originations resulted in gains of $60 million on mortgages sold, compared with gains of $74 million during the previous quarter and $239 million during the fourth quarter of 2012. The decrease from the prior quarter reflected the lower production partially offset by increased gain on sale margins, while the decrease from the prior year reflected lower production and lower gain on sale margins. Mortgage servicing fees were $63 million in both the fourth and third quarters of 2013 compared with $64 million in the fourth quarter of 2012. Mortgage banking net revenue is also affected by net servicing asset valuation adjustments, which include MSR amortization and MSR valuation adjustments, including mark-to-market adjustments on free-standing derivatives used to economically hedge the MSR portfolio. These net servicing asset valuation adjustments were positive $2 million in the fourth quarter of 2013, negative $16 million in the third quarter of 2013 and negative $45 million in the fourth quarter of 2012. Net gains on nonqualifying hedges on MSRs were zero in the fourth quarter of 2013, compared with net gains of $5 million in the third quarter of 2013 and net losses of $2 million in the fourth quarter of 2012.

Service charges on deposits of $142 million increased $2 million from the previous quarter and $8 million compared to the fourth quarter of 2012. Retail service charges were flat compared to the previous quarter and increased six percent from the fourth quarter of 2012. The year over-year increase was primarily related to the transition to the Bancorp’s new and simplified deposit product offerings. Commercial service charges increased two percent from the previous quarter and six percent from a year ago primarily as a result of new customer accounts and higher treasury management fees.

Corporate banking revenue of $94 million decreased $8 million from the previous quarter and $20 million from the fourth quarter of 2012. The decrease from the third quarter of 2013 was primarily driven by lower lease remarketing fees and syndication fees, partially offset by higher institutional sales revenue, foreign exchange fees and business lending fees. The year-over-year decline was primarily driven by lower lease remarketing fees, syndication fees, derivative fees and letter of credit fees, which benefited the year-ago quarter due to higher activity in anticipation of changes to tax rules. The decline in lease remarketing fees was driven by a $9 million write-down of equipment value on an operating lease during the fourth quarter of 2013.

Investment advisory revenue of $98 million increased $1 million from the previous quarter and $5 million from the fourth quarter of 2012. The increase from the third quarter of 2013 and from the previous year was attributable to higher brokerage fees and private client services revenue reflecting strong production and market performance. These increases were partially offset by a decrease in institutional trust fees.

Card and processing revenue of $71 million increased $2 million compared to the third quarter of 2013 and $5 million from the fourth quarter of 2012. Both increases were driven by higher transaction volumes.

Other noninterest income of $170 million decreased $15 million compared to the third quarter of 2013 and $45 million from the fourth quarter of 2012. Fourth quarter 2013 results included a $91 million positive valuation adjustment on the Vantiv Holding, LLC warrant as well as $9 million in payments received pursuant to Fifth Third’s tax receivable agreement with Vantiv Holding, LLC. This compares with an $85 million gain on the sale of Vantiv Inc. shares and a $6 million positive warrant valuation adjustment in the third quarter of 2013, and a $157 million gain on the sale of Vantiv Inc. shares and a $19 million negative warrant valuation adjustment in the fourth quarter of 2012. Quarterly results also included charges related to the valuation of the total return swap entered into as part of the 2009 sale of Visa, Inc. Class B shares. Negative valuation adjustments on this swap were $18 million, $2 million, and $15 million in the fourth quarter of 2013, the third quarter of 2013 and the fourth quarter of 2012, respectively.

The net gain on investment securities was $2 million in the fourth and third quarters of 2013 and the fourth quarter of 2012.

Noninterest expense of $989 million increased $30 million from the previous quarter and decreased $174 million from the fourth quarter of 2012. Fourth quarter 2013 expenses included $69 million in charges to increase litigation reserves, a $25 million benefit associated with the mortgage representation and warranty reserve, $8 million of debt extinguishment costs associated with the

50 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

redemption of Fifth Third Capital Trust IV TruPS, an $8 million contribution to Fifth Third Foundation, and $8 million in severance expense. Third quarter 2013 expenses included $30 million in charges to increase litigation reserves, $5 million in severance expense, $5 million in large bank assessment fees and a $3 million benefit associated with the mortgage representation and warranty reserve due to improving underlying purchase metrics. Fourth quarter 2012 expenses included $134 million of debt extinguishment costs associated with the termination of $1 billion of FHLB debt, $38 million of expenses associated with the mortgage representation and warranty reserve and $13 million in charges to increase litigation reserves.

Net charge-offs were $148 million in the fourth quarter of 2013, or 67 bps of average loans on an annualized basis, compared with net charge-offs of $109 million in the third quarter 2013 and $147 million in the fourth quarter 2012. During the fourth quarter of 2013, the Bancorp restructured a single large credit resulting in a charge-off of $43 million. Additionally, during the fourth quarter of 2013, the Bancorp modified its charge-off policy for home equity loans and lines of credit to assess for a charge-off when such loans have been past due 120 days if the senior lien is also 120 or more days past due. This resulted in additional home equity net charge-offs of $6 million.

TABLE 18: QUARTERLY INFORMATION (unaudited)
	2013				2012
For the three months ended ($ in millions, except per share data)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Net interest income (FTE)	$905	898	885	893	903	907	899	903
Provision for loan and lease losses	53	51	64	62	76	65	71	91
Noninterest income	703	721	1,060	743	880	671	678	769
Noninterest expense	989	959	1,035	978	1,163	1,006	937	973
Net income attributable to Bancorp	402	421	591	422	399	363	385	430
Net income available to common shareholders	383	421	582	413	390	354	376	421
Earnings per share, basic	0.44	0.47	0.67	0.47	0.44	0.39	0.41	0.46
Earnings per share, diluted	0.43	0.47	0.65	0.46	0.43	0.38	0.40	0.45

COMPARISON OF THE YEAR ENDED 2012 WITH 2011

The Bancorp’s net income available to common shareholders for the year ended December 31, 2012 was $1.5 billion, or $1.66 per diluted share, which was net of $35 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2011 was $1.1 billion, or $1.18 per diluted share, which was net of $203 million in preferred stock dividends. The preferred stock dividends during 2011 included $153 million in discount accretion resulting from the Bancorp’s repurchase of Series F preferred stock. Overall, credit trends improved in 2012, and as a result, the provision for loan and lease losses decreased to $303 million in 2012 compared to $423 million in 2011.

Net interest income was $3.6 billion for the years ended December 31, 2012 and 2011. Net interest income was positively impacted in 2012 by an increase in average loans and leases of $4.6 billion as well as a decrease in interest expense compared to the year ended December 31, 2011. Average interest-earning assets increased $4.0 billion in 2012 while average interest-bearing liabilities were relatively flat compared to the prior year. In addition, net interest income in 2012 compared to the prior year was negatively impacted by a 28 bps decrease in average yield on average interest-earning assets partially offset by a 21 bps decrease in the average rate paid on interest bearing liabilities, coupled with a mix shift to lower cost deposits.

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

Net charge-offs as a percent of average portfolio loans and leases decreased to 0.85% during 2012 compared to 1.49% during 2011 largely due to improved credit trends across all commercial and consumer loan types, excluding commercial leases.

The Bancorp took a number of actions that impacted its capital position in 2012. On March 13, 2012, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2012 CCAR. The FRB indicated to the Bancorp that it did not object to the following capital actions: a continuation of its quarterly common dividend of $0.08 per share; the redemption of up to $1.4 billion in certain TruPS and the repurchase of common shares in an amount equal to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common shares by either the Bancorp or Vantiv, Inc. The FRB indicated to the Bancorp that it did object to other elements of its capital plan, including potential increases in its quarterly common dividend and the initiation of other common share repurchases.

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

51 Fifth Third Bancorp

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

Additionally, the Bancorp entered into a number of accelerated share repurchase transactions in 2012. See Note 23 of the Notes to Consolidated Financial Statements for more information on the accelerated share repurchase transactions.

52 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its loans and leases based upon the primary purpose of the loan. Table 19 summarizes end of period loans and leases, including loans held for sale and Table 20 summarizes average total loans and leases, including loans held for sale.

TABLE 19: COMPONENTS OF TOTAL LOANS AND LEASES (INCLUDES HELD FOR SALE)
As of December 31 ($ in millions)	2013	2012	2011	2010	2009
Commercial:
Commercial and industrial loans	$39,347	36,077	30,828	27,275	25,687
Commercial mortgage loans	8,069	9,116	10,214	10,992	11,936
Commercial construction loans	1,041	707	1,037	2,111	3,871
Commercial leases	3,626	3,549	3,531	3,378	3,535
Subtotal – commercial	52,083	49,449	45,610	43,756	45,029
Consumer:
Residential mortgage loans	13,570	14,873	13,474	10,857	9,846
Home equity	9,246	10,018	10,719	11,513	12,174
Automobile loans	11,984	11,972	11,827	10,983	8,995
Credit card	2,294	2,097	1,978	1,896	1,990
Other consumer loans and leases	381	312	364	702	812
Subtotal – consumer	37,475	39,272	38,362	35,951	33,817
Total loans and leases	$89,558	88,721	83,972	79,707	78,846
Total portfolio loans and leases (excludes loans held for sale)	$88,614	85,782	81,018	77,491	76,779

Loans and leases, including loans held for sale, increased $837 million, or one percent, from December 31, 2012. The increase in loans and leases from December 31, 2012 was the result of a $2.6 billion, or five percent, increase in commercial loans and leases partially offset by a $1.8 billion, or five percent, decrease in consumer loans and leases.

The increase in commercial loans and leases from December 31, 2012 was primarily due to an increase in commercial and industrial loans and commercial construction loans partially offset by a decrease in commercial mortgage loans. Commercial and industrial loans increased $3.3 billion, or nine percent, from December 31, 2012 and commercial construction loans increased $334 million, or 47%, from December 31, 2012 as a result of an increase in new loan origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Commercial mortgage loans decreased $1.0 billion, or 11%, from December 31, 2012 due to continued runoff as the level of new originations was less than the repayments on the current portfolio.

The decrease in consumer loans and leases from December 31, 2012 was primarily due to a decrease in residential mortgage and home equity loans partially offset by an increase in credit card loans. Residential mortgage loans decreased $1.3 billion, or nine percent, from December 31, 2012 primarily due to a decline in loans held for sale of $2.0 billion from reduced origination volumes driven by higher mortgage rates. This decline was partially offset by an increase in portfolio residential mortgage loans which increased $663 million from December 31, 2012 due to the continued retention of certain shorter term residential mortgage loans originated through the Bancorp’s retail branches. Home equity loans decreased $772 million, or eight percent, from December 31, 2012 as payoffs exceeded new loan production. Credit card loans increased $197 million, or nine percent, from December 31, 2012 due to an increase in average balances per account and the volume of new customer accounts.

TABLE 20: COMPONENTS OF AVERAGE TOTAL LOANS AND LEASES (INCLUDES HELD FOR SALE)
For the years ended December 31 ($ in millions)	2013	2012	2011	2010	2009
Commercial:
Commercial and industrial loans	$37,770	32,911	28,546	26,334	27,556
Commercial mortgage loans	8,481	9,686	10,447	11,585	12,511
Commercial construction loans	793	835	1,740	3,066	4,638
Commercial leases	3,565	3,502	3,341	3,343	3,543
Subtotal – commercial	50,609	46,934	44,074	44,328	48,248
Consumer:
Residential mortgage loans	14,428	13,370	11,318	9,868	10,886
Home equity	9,554	10,369	11,077	11,996	12,534
Automobile loans	12,021	11,849	11,352	10,427	8,807
Credit card	2,121	1,960	1,864	1,870	1,907
Other consumer loans and leases	360	340	529	743	1,009
Subtotal – consumer	38,484	37,888	36,140	34,904	35,143
Total average loans and leases	$89,093	84,822	80,214	79,232	83,391
Total average portfolio loans and leases (excludes loans held for sale)	$86,950	82,733	78,533	77,045	80,681

Average loans and leases, including held for sale, increased $4.3 billion, or five percent, from December 31, 2012. The increase from December 31, 2012 was comprised of an increase of $3.7 billion, or eight percent, in average commercial loans and leases and an increase of $596 million, or two percent, in average consumer loans and leases.

53 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in average commercial loans and leases was primarily driven by an increase in average commercial and industrial loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial loans increased $4.9 billion, or 15%, from December 31, 2012 due to an increase in new loan origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage loans decreased $1.2 billion, or 12%, from December 31, 2012 due to continued runoff as the level of new originations was less than the repayments on the current portfolio.

The increase in average consumer loans and leases from December 31, 2012 was driven by an increase in average residential mortgage loans, average automobile loans, and average credit card loans partially offset by a decrease in average home equity loans.

Average residential mortgage loans increased $1.1 billion, or eight percent, from December 31, 2012 due to strong refinancing activity during the first half of 2013 and due to the continued retention of certain shorter term residential mortgage loans originated through the Bancorp’s retail branches. Average automobile loans increased $172 million, or one percent, from December 31, 2012 due to loan originations exceeding runoff, partially offset by the impact of the securitization and sale of $509 million of automobile loans in the first quarter of 2013. Average credit card loans increased $161 million, or eight percent, from December 31, 2012 due to an increase in average balances per account and the volume of new customer accounts. Average home equity loans decreased $815 million, or eight percent, from December 31, 2012 as payoffs exceeded new loan production.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of December 31, 2013, total investment securities were $19.1 billion compared to $15.7 billion at December 31, 2012. See Note 1 of the Notes to Consolidated Financial Statements for the Bancorp’s methodology for both classifying investment securities and management’s evaluation of securities in an unrealized loss position for OTTI.

At December 31, 2013, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio. Additionally, securities classified as below investment grade were immaterial as of December 31, 2013 and had a carrying value of $31 million as of December 31, 2012.

The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. During the years ended December 31, 2013, 2012, and 2011, the Bancorp recognized $74 million, $58 million and $19 million of OTTI on its available-for-sale and other investment securities portfolio, respectively. The Bancorp did not recognize any OTTI on any of its held-to-maturity investment securities during the years ended December 31, 2013, 2012 or 2011.

TABLE 21: COMPONENTS OF INVESTMENT SECURITIES
As of December 31 ($ in millions)	2013	2012	2011	2010	2009
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and government agencies	$26	41	171	225	464
U.S. Government sponsored agencies	1,523	1,730	1,782	1,564	2,143
Obligations of states and political subdivisions	187	203	96	170	240
Agency mortgage-backed securities	12,294	8,403	9,743	10,570	11,074
Other bonds, notes and debentures(a)	3,514	3,161	1,792	1,338	2,541
Other securities(b)	865	1,033	1,030	1,052	1,417
Total available-for-sale and other securities	$18,409	14,571	14,614	14,919	17,879
Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$207	282	320	348	350
Other bonds, notes and debentures	1	2	2	5	5
Total held-to-maturity	$208	284	322	353	355
Trading: (fair value)
U.S. Treasury and government agencies	$1	1	-	1	-
U.S. Government sponsored agencies	4	6	-	-	-
Obligations of states and political subdivisions	13	17	9	21	57
Agency mortgage-backed securities	3	7	11	8	24
Other bonds, notes and debentures	7	15	13	120	205
Other securities	315	161	144	144	69
Total trading	$343	207	177	294	355
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

As of December 31, 2013, available-for-sale securities on an amortized cost basis increased $3.8 billion, or 26%, from December 31, 2012 due to a increase in agency mortgage-backed securities and other bonds, notes and debentures partially offset by an decrease in U.S. Government sponsored agencies. Agency mortgage-backed securities increased $3.9 billion, or 46%, from December 31, 2012 due to $15.0 billion in purchases of agency mortgage-backed securities partially offset by $8.4 billion in sales and $2.7 billion in paydowns on the portfolio during the year ended December 31, 2013. Other bonds, notes, and debentures increased $353 million, or 11%, due to the purchase of $1.6 billion of asset backed securities, collateralized loan obligations and collateralized mortgage backed securities partially offset by the sale of $1.1 billion of asset backed securities, collateralized loan obligations and corporate bonds and $126 million of paydowns and TruPS that were called during the year ended December 31, 2013. U.S. Government sponsored agencies securities decreased $207 million, or 12%, primarily due to approximately $204 million of agency debentures that were called in 2013.

At December 31, 2013 and 2012, available-for-sale securities were 16% and 14% of total interest-earning assets. The estimated weighted-average life of the debt securities in the available-for-sale

54 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

portfolio was 6.7 years at December 31, 2013, compared to 3.8 years at December 31, 2012. In addition, at December 31, 2013, the available-for-sale securities portfolio had a weighted-average yield of 3.39%, compared to 3.30% at December 31, 2012.

Information presented in Table 22 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale securities portfolio were $188 million at December 31, 2013, compared to $636 million at December 31, 2012. The decrease from December 31, 2012 was primarily due to an increase in interest rates during 2013. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally decreases when interest rates increase or when credit spreads widen.

TABLE 22: CHARACTERISTICS OF AVAILABLE-FOR-SALE AND OTHER SECURITIES
As of December 31, 2013 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and government agencies:
Average life 1 – 5 years	$25	25	2.7	0.82%
Average life 5 – 10 years	1	1	5.4	1.50
Total	26	26	2.7	0.83
U.S. Government sponsored agencies:
Average life 1 – 5 years	1,523	1,644	3.0	3.64
Total	1,523	1,644	3.0	3.64
Obligations of states and political subdivisions:(a)
Average life 1 – 5 years	123	125	2.7	2.40
Average life 5 – 10 years	55	57	6.6	4.00
Average life greater than 10 years	9	10	10.9	3.87
Total	187	192	4.3	2.95
Agency mortgage-backed securities:
Average life of one year or less	118	121	0.6	6.03
Average life 1 – 5 years	1,564	1,616	4.3	4.03
Average life 5 – 10 years	9,547	9,480	7.2	3.47
Average life greater than 10 years	1,065	1,067	14.4	3.94
Total	12,294	12,284	7.4	3.61
Other bonds, notes and debentures:
Average life of one year or less	225	230	0.1	1.68
Average life 1 – 5 years	1,529	1,569	3.1	2.84
Average life 5 – 10 years	1,188	1,193	7.1	2.61
Average life greater than 10 years	572	590	15.1	1.92
Total	3,514	3,582	6.2	2.54
Other securities	865	869
Total available-for-sale and other securities	$18,409	18,597	6.7	3.39%
(a)

Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.89%, 2.06% and 0.37% for securities with an average life of 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 71% of the Bancorp’s asset funding base for both of the years ended December 31, 2013 and 2012.

TABLE 23: DEPOSITS
As of December 31 ($ in millions)	2013	2012	2011	2010	2009
Demand	$32,634	30,023	27,600	21,413	19,411
Interest checking	25,875	24,477	20,392	18,560	19,935
Savings	17,045	19,879	21,756	20,903	17,898
Money market	11,644	6,875	4,989	5,035	4,431
Foreign office	1,976	885	3,250	3,721	2,454
Transaction deposits	89,174	82,139	77,987	69,632	64,129
Other time	3,530	4,015	4,638	7,728	12,466
Core deposits	92,704	86,154	82,625	77,360	76,595
Certificates - $100,000 and over	6,571	3,284	3,039	4,287	7,700
Other	-	79	46	1	10
Total deposits	$99,275	89,517	85,710	81,648	84,305

Core deposits increased $6.6 billion, or eight percent, compared to December 31, 2012, driven by an increase of $7.0 billion, or nine percent, in transaction deposits, partially offset by a decrease of

$485 million, or 12%, in other time deposits. Total transaction deposits increased from December 31, 2012 due to increases in money market deposits, demand deposits, interest checking deposits

55 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and foreign office deposits partially offset by a decrease in savings deposits. Money market deposits increased $4.8 billion, or 69%, from December 31, 2012 partially driven by account migration from savings deposits which decreased $2.8 billion, or 14%. The remaining increase in money market deposits was due to new customer accounts, an increase in average balance per account, and account migration from interest checking deposits. Demand deposits increased $2.6 billion, or nine percent, from December 31, 2012 due to an increase in the average balance per account for consumer customers, new product offerings, and new commercial deposit growth. Interest checking deposits increased $1.4 billion, or six percent, from December 31, 2012 due to new commercial customer growth, partially offset by the previously mentioned account migration to money market deposits. Foreign office deposits increased $1.1 billion from December 31, 2012 due to new customer accounts. The foreign office deposits are primarily Eurodollar sweep accounts from the Bancorp’s commercial customers. These accounts bear interest rates at slightly higher than money market accounts and unlike repurchase agreements the Bancorp does not have to pledge collateral. The decrease in other time deposits from December 31, 2012 was primarily the result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts.

The Bancorp uses certificates $100,000 and over as a method to fund earning assets. At December 31, 2013, certificates $100,000 and over increased $3.3 billion compared to December 31, 2012 due to the diversification of funding sources through the issuance of retail and institutional certificates of deposits in 2013.

The following table presents average deposits for the years ended December 31:

TABLE 24: AVERAGE DEPOSITS
($ in millions)	2013	2012	2011	2010	2009
Demand	$29,925	27,196	23,389	19,669	16,862
Interest checking	23,582	23,096	18,707	18,218	15,070
Savings	18,440	21,393	21,652	19,612	16,875
Money market	9,467	4,903	5,154	4,808	4,320
Foreign office	1,501	1,528	3,490	3,355	2,108
Transaction deposits	82,915	78,116	72,392	65,662	55,235
Other time	3,760	4,306	6,260	10,526	14,103
Core deposits	86,675	82,422	78,652	76,188	69,338
Certificates - $100,000 and over	6,339	3,102	3,656	6,083	10,367
Other	17	27	7	6	157
Total average deposits	$93,031	85,551	82,315	82,277	79,862

On an average basis, core deposits increased $4.3 billion, or five percent, compared to December 31, 2012 due to an increase of $4.8 billion, or six percent, in average transaction deposits partially offset by a decrease of $546 million, or 13%, in average other time deposits. The increase in average transaction deposits was driven by an increase in average money market deposits, average demand deposits and average interest checking deposits, partially offset by a decrease in average savings deposits. Average money market deposits increased $4.6 billion, or 93%, from December 31, 2012 primarily due to account migration from savings deposits which decreased $3.0 billion, or 14%. The remaining increase in average money market deposits is due to new customer accounts, an increase in average balances per account, and account migration from interest checking deposits. Average demand deposits increased

$2.7 billion, or 10%, from December 31, 2012 due to an increase in average balances per account for consumer customers, new product offerings, and new commercial deposit growth. Average interest checking deposits increased $486 million, or two percent from December 31, 2012 due to new commercial customer growth, partially offset by the previously mentioned account migration to money market deposits. Average other time deposits decreased $546 million, or 13%, from December 31, 2012 primarily as a result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts. Average certificates $100,000 and over increased $3.2 billion from 2012 due to the diversification of funding sources through the issuance of retail and institutional certificates of deposits during 2013.

The contractual maturities of certificates $100,000 and over as of December 31, 2013 are summarized in the following table:

TABLE 25: CONTRACTUAL MATURITIES OF CERTIFICATES $100,000 AND OVER
($ in millions)	2013
Three months or less	$2,922
After three months through six months	1,561
After six months through 12 months	1,032
After 12 months	1,056
Total	$6,571

56 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The contractual maturities of other time deposits and certificates $100,000 and over as of December 31, 2013 are summarized in the following table:

TABLE 26: CONTRACTUAL MATURITIES OF OTHER TIME DEPOSITS AND CERTIFICATES $100,000 AND OVER
($ in millions)	2013
Next 12 months	$7,424
13-24 months	1,200
25-36 months	702
37-48 months	488
49-60 months	232
After 60 months	55
Total	$10,101

Borrowings

Total borrowings decreased $3.0 billion, or 21%, from December 31, 2012 due to decreases in other short-term borrowings and federal funds purchased, partially offset by an increase in long-term debt. Total borrowings as a percentage of interest-bearing liabilities were 14% and 19% at December 31, 2013 and 2012, respectively.

TABLE 27: BORROWINGS
As of December 31 ($ in millions)	2013	2012	2011	2010	2009
Federal funds purchased	$284	901	346	279	182
Other short-term borrowings	1,380	6,280	3,239	1,574	1,415
Long-term debt	9,633	7,085	9,682	9,558	10,507
Total borrowings	$11,297	14,266	13,267	11,411	12,104

Federal funds purchased decreased by $617 million, or 68%, from December 31, 2012 driven by a decrease in excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings decreased $4.9 billion, or 78%, from December 31, 2012 driven by a decrease of $4.7 billion in short-term FHLB borrowings. The Bancorp decreased its reliance on short-term funding in 2013 in anticipation of future regulatory standards which require a greater dependency on long-term and stable funding. Long-term debt increased by $2.5 billion, or 36%, from December 31, 2012 primarily driven by the issuance of $3.1 billion of unsecured senior bank notes, $750 million of subordinated notes and the issuance of asset-backed securities by a consolidated VIE of $1.3 billion related to an automobile loan securitization during 2013. These issuances were partially offset by the maturity of $1.3 billion of senior notes, the redemption of $750 million of outstanding TruPS and $277 million of declines due to fair value adjustments on hedged debt. For additional information regarding long-term debt, see Note 16 of the Notes to Consolidated Financial Statements.

TABLE 28: AVERAGE BORROWINGS
As of December 31 ($ in millions)	2013	2012	2011	2010	2009
Federal funds purchased	$503	560	345	291	517
Other short-term borrowings	3,024	4,246	2,777	1,635	6,463
Long-term debt	7,914	9,043	10,154	10,902	11,035
Total average borrowings	$11,441	13,849	13,276	12,828	18,015

Average total borrowings decreased $2.4 billion, or 17%, compared to December 31, 2012, due to decreases in average federal funds purchased, average other short-term borrowings and average long-term debt. Average federal funds purchased decreased $57 million, or 10%, primarily due to a decrease in excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Average other short-term borrowings decreased $1.2 billion, or 29%, primarily due to the previously mentioned decrease in short-term FHLB borrowings. The level of average federal funds purchased and average other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Additionally, The Bancorp decreased its reliance on short-term funding in 2013 in anticipation of future regulatory standards which require a greater dependency on long-term and stable funding. Average long-term debt decreased $1.1 billion, or 12%, driven by the maturity of $1.3 billion of unsecured senior bank notes in the second quarter of 2013, the redemption of $1.4 billion of TruPS during the third quarter of 2012 and the extinguishment of $1.0 billion of long-term FHLB advances during the fourth quarter of 2012 partially offset by the issuance of $1.3 billion of unsecured senior bank notes in the first quarter of 2013 and the issuance of $1.8 billion of unsecured senior bank notes and $750 million of subordinated notes in the fourth quarter of 2013.

Information on the average rates paid on borrowings is discussed in the net interest income section of the MD&A. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

57 Fifth Third Bancorp

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

Credit Risk Review is an independent function responsible for evaluating the sufficiency of underwriting, documentation and approval processes for consumer and commercial credits, the accuracy of risk grades assigned to commercial credit exposure, nonaccrual status, specific reserves and monitoring for charge-offs. Credit Risk Review reports directly to the Risk and Compliance Committee of the Board of Directors and administratively to the Chief Auditor.

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. The Bancorp defines potential problem loans as those rated substandard that do not meet the definition of a nonperforming asset or a restructured loan. See Note 6 of the Notes to the Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions.

The following tables provide a summary of potential problem loans as of December 31:

TABLE 29: POTENTIAL PROBLEM LOANS
2013 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,032	1,034	1,323
Commercial mortgage	517	520	520
Commercial construction	44	44	50
Commercial leases	18	18	18
Total	$1,611	1,616	1,911

TABLE 30: POTENTIAL PROBLEM LOANS
2012 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,015	1,017	1,212
Commercial mortgage	848	849	851
Commercial construction	87	87	100
Commercial leases	9	9	9
Total	$1,959	1,962	2,172

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for modeling expected losses. The dual risk rating system includes thirteen probabilities of default grade categories and an additional six grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-category risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system as a commercial credit risk management tool. The Bancorp is assessing the necessary modifications to the dual risk rating system outputs to develop a U.S. GAAP compliant

ALLL model and will make a decision on the use of modified dual risk ratings for purposes of determining the Bancorp’s ALLL once the FASB has issued a final standard regarding proposed methodology changes to the determination of credit impairment as outlined in the FASB’s proposed Accounting Standard Update—Financial Instruments–Credit Losses (Subtopic 825-15) issued on December 20, 2012. Scoring systems, various analytical tools and portfolio performance monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer and small business loan portfolios.

59 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The economy grew slightly during 2013. Domestic economic risks remain elevated as several weak economic factors persist (including continued high unemployment, sluggish economic growth, weak job creation), and could be further compounded by an extended European recession. Other global issues include slower growth in China and persistent fears regarding the Middle East. Housing prices have largely stabilized and are increasing in many markets, but overall current economic conditions are causing weaker than desirable qualified loan demand and a relatively low interest rate environment, which directly impacts the Bancorp’s growth and profitability. Geographically, the Bancorp continues to experience the most stress in Michigan and Florida due to previous declines in real estate values. Real estate value deterioration, as measured by the Home Price Index, was most prevalent in Florida due to past real estate price appreciation and related over-development, and in Michigan due in part to cutbacks in automobile manufacturing and the state’s economic downturn.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in 2007 and new commercial non-owner occupied real estate lending in 2008, discontinued the origination of brokered home equity products at the end of 2007 and tightened underwriting standards across both the commercial and consumer loan product offerings. As of December 31, 2013, consumer real estate loans originated from 2005 through 2008 represent approximately 30% of the consumer real estate portfolio and approximately 68% of total losses in 2013. Loss rates continue to improve as newer vintages are performing within expectations. With the stabilization of certain real estate markets, the Bancorp began to selectively originate new homebuilder and developer lending and non-owner occupied commercial lending real estate in the third quarter of 2011. However, the level of new fundings are below the amortization and pay-off of the current portfolio. Since the fourth quarter of 2008, in an effort to reduce loan exposure to the real estate and construction industries, the Bancorp has sold certain consumer loans and sold or transferred to held for sale certain commercial loans. The Bancorp continues to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, as well as utilizing commercial and consumer loan workout teams. For commercial and consumer loans owned by the Bancorp, loan modification strategies are developed that are workable for both the borrower and the Bancorp when the borrower displays a willingness to cooperate. These strategies typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP 2.0 programs. For loans refinanced under the HARP 2.0 program, the Bancorp strictly adheres to the underwriting requirements of the program and promptly sells the refinanced loan back to the agencies. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics. The Bancorp participates in trial modifications in conjunction with the HAMP program for loans it services for FHLMC and FNMA. As these trial modifications relate to loans serviced for others, they are not included in the Bancorp’s troubled debt restructurings as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loan. As of December 31, 2013, repurchased loans restructured or refinanced under these programs were immaterial to the Bancorp’s Consolidated Financial Statements. Additionally, as of December 31, 2013 and 2012, $111 million and $475 million, respectively, of loans refinanced under HARP 2.0 were included in loans held for sale in the Bancorp’s Consolidated Balance Sheets. For the years ended December 31, 2013 and 2012, the Bancorp recognized $97 million and $218 million, respectively, of noninterest income in mortgage banking net revenue in the Bancorp’s Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP 2.0 programs.

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

During the fourth quarter of 2013, the Bancorp settled certain repurchase claims related to mortgage loans originated and sold to FHLMC prior to January 1, 2009 for $25 million, after paid claim credits and other adjustments. The settlement removes the Bancorp’s responsibility to repurchase or indemnify FHLMC for representation and warranty violations on any loan sold prior to January 1, 2009 except in limited circumstances.

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

TABLE 31: COMMERCIAL MORTGAGE LOANS OUTSTANDING BY LTV, LOANS GREATER THAN $1 MILLION
As of December 31, 2013 ($ in millions)	LTV > 100%	LTV 80-100%	LTV ≤ 80%
Commercial mortgage owner occupied loans	$240	345	2,152
Commercial mortgage non-owner occupied loans	274	353	1,798
Total	$514	698	3,950

TABLE 32: COMMERCIAL MORTGAGE LOANS OUTSTANDING BY LTV, LOANS GREATER THAN $1 MILLION
As of December 31, 2012 ($ in millions)	LTV > 100%	LTV 80-100%	LTV ≤ 80%
Commercial mortgage owner occupied loans	$390	302	2,325
Commercial mortgage non-owner occupied loans	450	605	1,955
Total	$840	907	4,280

61 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides detail on commercial loan and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 33: COMMERCIAL LOAN AND LEASE PORTFOLIO (EXCLUDING LOANS HELD FOR SALE)
	2013			2012
As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Manufacturing	$10,299	19,955	55	$9,982	18,414	58
Financial services and insurance	5,998	14,010	25	4,886	12,062	54
Real estate	5,027	7,302	70	5,588	6,840	198
Business services	4,910	7,411	55	4,600	6,917	56
Wholesale trade	4,407	8,406	35	4,042	7,401	26
Healthcare	4,038	6,220	26	4,079	6,094	14
Retail trade	3,301	6,673	18	2,624	5,699	38
Transportation and warehousing	3,134	4,416	1	3,105	4,222	3
Construction	1,865	3,196	36	1,995	3,254	105
Communication and information	1,801	3,295	2	1,547	2,631	19
Accommodation and food	1,668	2,556	12	1,478	2,160	17
Mining	1,580	3,206	55	1,683	2,767	-
Entertainment and recreation	1,149	1,955	12	914	1,393	11
Other services	1,013	1,362	24	1,156	1,517	42
Utilities	773	2,332	-	608	2,009	-
Public administration	541	734	-	441	693	-
Agribusiness	356	504	26	376	527	44
Individuals	174	218	6	281	335	12
Other	12	12	-	3	2	-
Total	$52,046	93,763	458	$49,388	84,937	697
By loan size:
Less than $200,000	1%	1	8	2%	1	9
$200,000 to $1 million	5	4	18	6	5	22
$1 million to $5 million	13	10	23	15	12	28
$5 million to $10 million	10	8	10	11	9	13
$10 million to $25 million	27	23	34	27	25	24
Greater than $25 million	44	54	7	39	48	4
Total	100%	100	100	100%	100	100
By state:
Ohio	19%	22	16	20%	24	13
Michigan	10	8	11	11	10	17
Illinois	7	7	8	8	8	8
Florida	7	6	19	7	6	19
Indiana	5	5	9	5	5	11
Kentucky	3	3	2	4	3	4
North Carolina	3	3	1	3	3	2
Tennessee	3	3	1	3	3	5
Pennsylvania	3	3	7	3	2	1
All other states	40	40	26	36	36	20
Total	100%	100	100	100%	100	100

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the

Bancorp’s loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas.

62 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides analysis of each of the categories of loans (excluding loans held for sale) by state as of December 31, 2013 and 2012:

TABLE 34: NON-OWNER OCCUPIED COMMERCIAL REAL ESTATE(a)
($ in millions)					For the Year Ended December 31, 2013
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,086	1,377	-	14	12
Michigan	851	925	-	17	5
Florida	508	629	-	7	3
Illinois	353	593	-	6	4
North Carolina	248	428	-	2	1
Indiana	161	253	-	4	1
All other states	1,270	2,173	-	7	1
Total	$4,477	6,378	-	57	27
(a) Included in commercial mortgage and commercial construction loans on the Consolidated Balance Sheets.

TABLE 35: NON-OWNER OCCUPIED COMMERCIAL REAL ESTATE(a)
($ in millions)					For the Year Ended December 31, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs (Recoveries)
Ohio	$1,236	1,351	-	39	19
Michigan	1,098	1,123	-	49	32
Florida	596	632	-	42	20
Illinois	430	481	-	21	11
North Carolina	205	228	-	12	6
Indiana	283	303	-	14	2
All other states	972	1,250	-	33	(3)
Total	$4,820	5,368	-	210	87
(a) Included in commercial mortgage and commercial construction loans on the Consolidated Balance Sheets.

TABLE 36: HOMEBUILDER AND DEVELOPER(a)
($ in millions)					For the Year Ended December 31, 2013
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs (Recoveries)
Ohio	$106	173	-	7	-
Michigan	33	40	-	4	(2)
North Carolina	18	25	-	-	-
Indiana	10	11	-	2	1
Illinois	5	8	-	2	4
Florida	3	14	-	-	-
All other states	19	73	-	1	1
Total	$194	344	-	16	4

(a)    Homebuilder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $51 and a total exposure of $135 are also included in Table 34: Non-Owner Occupied Commercial Real Estate.

TABLE 37: HOMEBUILDER AND DEVELOPER(a)
($ in millions)					For the Year Ended December 31, 2012
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$133	199	-	11	7
Michigan	52	60	-	6	7
North Carolina	24	34	-	4	1
Indiana	18	21	-	8	-
Illinois	28	31	-	8	3
Florida	32	59	-	3	10
All other states	31	35	-	2	-
Total	$318	439	-	42	28

(a)    Homebuilder and Developer loans, exclusive of commercial and industrial loans with an outstanding balance of $73 and a total exposure of $132 are also included in Table 35: Non-Owner Occupied Commercial Real Estate.

63 Fifth Third Bancorp

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

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable rate residential mortgage loans. Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $975 million of adjustable rate residential mortgage loans will have rate resets during the next twelve months, with less than one percent of those resets expected to experience an increase in monthly payments in comparison to the monthly payment at the time of origination.

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

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination:

TABLE 38: RESIDENTIAL MORTGAGE PORTFOLIO LOANS BY LTV AT ORIGINATION
	2013		2012
As of December 31 ($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 80%	$9,507	65.2%	$8,993	65.8%
LTV > 80%, with mortgage insurance	1,242	93.7	1,165	93.6
LTV > 80%, no mortgage insurance	1,931	95.9	1,859	95.6
Total	$12,680	72.7%	$12,017	73.1%

The following tables provide analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 39: RESIDENTIAL MORTGAGE PORTFOLIO LOANS, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE
As of December 31, 2013 ($ in millions)				For the Year Ended December 31, 2013
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$583	3	20	10
Michigan	305	2	7	5
Florida	260	1	11	3
Illinois	236	-	5	2
Indiana	120	1	4	1
North Carolina	94	-	2	-
Kentucky	83	-	3	2
All other states	250	1	2	1
Total	$1,931	8	54	24

64 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 40: RESIDENTIAL MORTGAGE PORTFOLIO LOANS, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE
As of December 31, 2012 ($ in millions)				For the Year Ended December 31, 2012
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$600	4	24	13
Michigan	310	1	10	10
Florida	262	-	17	15
Illinois	193	1	5	3
Indiana	115	1	5	2
North Carolina	111	1	5	3
Kentucky	89	1	2	1
All other states	179	-	5	5
Total	$1,859	9	73	52

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

The home equity portfolio is managed in two primary groups: loans outstanding with a LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $3.2 billion and $6.0 billion, respectively, as of December 31, 2013. Of the total $9.2 billion of outstanding home equity loans:

•	82% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois;
•	33% are in senior lien positions and 67% are in junior lien positions at December 31, 2013;
•	Over 90% of non-delinquent borrowers made at least one payment greater than the minimum payment during the year ended December 31, 2013; and
•	The portfolio had an average refreshed FICO score of 736 and 735 at December 31, 2013 and 2012, respectively.

The Bancorp actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp does not routinely obtain appraisals on performing loans to update LTV ratios after origination. However, the Bancorp monitors the local housing markets by reviewing various home price indices and incorporates the impact of the changing market conditions in its on-going credit monitoring processes. For junior lien home equity loans which become 60 days or more past due, the Bancorp tracks the performance of the senior lien loans in which the Bancorp is the servicer and utilizes consumer credit bureau attributes to monitor the status of the senior lien loans that the Bancorp does not service. If the senior lien loan is found to be 120 days or more past due, the junior lien home equity loan is placed on nonaccrual status unless both loans are well-secured and in the process of collection. Additionally, if the junior lien home equity loan becomes 120 days or more past due and the senior lien loan is also 120 days or more past due, the junior lien home equity loan is assessed for charge-off, unless it is well-secured and in the process of collection. Refer to the Analysis of Nonperforming Assets section of the MD&A for more information.

65 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides an analysis of home equity loans outstanding disaggregated based upon refreshed FICO score:

TABLE 41: HOME EQUITY LOANS OUTSTANDING BY REFRESHED FICO SCORE
($ in millions)	December 31, 2013	% of Total	December 31, 2012	% of Total
Senior Liens:
FICO < 620	$201	2%	$224	2%
FICO 621-719	638	7	653	6
FICO > 720	2,253	24	2,374	24
Total Senior Liens	3,092	33	3,251	32

Junior Liens:
FICO < 620	565	6	661	7
FICO 621-719	1,662	18	1,817	18
FICO > 720	3,927	43	4,289	43
Total Junior Liens	6,154	67	6,767	68
Total	$9,246	100%	$10,018	100%

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding in a first and second lien position by LTV at origination:

TABLE 42: HOME EQUITY LOANS OUTSTANDING BY LTV AT ORIGINATION
	2013		2012
As of December 31 ($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
Senior Liens:
LTV ≤ 80%	$2,645	54.9%	$2,763	54.9%
LTV > 80%	447	89.2	488	88.9
Total Senior Liens	3,092	60.1	3,251	60.2
Junior Liens:
LTV ≤ 80%	3,353	67.3	3,602	67.3
LTV > 80%	2,801	91.4	3,165	91.6
Total Junior Liens	6,154	80.2	6,767	80.5
Total	$9,246	72.9%	$10,018	73.4%

The following tables provide analysis of home equity loans by state with LTV greater than 80%:

TABLE 43: HOME EQUITY LOANS OUTSTANDING WITH LTV GREATER THAN 80%
As of December 31, 2013 ($ in millions)					For the Year Ended December 31, 2013
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual(a)	Net Charge-offs(b)
Ohio	$1,161	1,868	-	10	18
Michigan	697	987	-	7	14
Illinois	383	554	-	6	9
Indiana	296	454	-	3	4
Kentucky	278	436	-	2	3
Florida	116	157	-	3	4
All other states	317	425	-	4	7
Total	$3,248	4,881	-	35	59
(a)

During the fourth quarter of 2013, the Bancorp modified its nonaccrual policy for home equity loans and lines of credit. For further information, refer to the Analysis of Nonperforming Assets section of MD&A.

(b)

During the fourth quarter of 2013, the Bancorp modified its charge-off policy for home equity loans and lines of credit. For further information, refer to the Analysis of Net Loan Charge-offs section of MD&A.

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

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of December 31, 2013, 51% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile loans outstanding by LTV at origination:

TABLE 45: AUTOMOBILE LOANS OUTSTANDING WITH LTV AT ORIGINATION
	2013		2012
As of December 31 ($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 100%	$8,306	81.4%	$8,123	81.5%
LTV > 100%	3,678	110.7	3,849	110.8
Total	$11,984	90.7%	$11,972	91.2%

The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100%:

TABLE 46: AUTOMOBILE LOANS OUTSTANDING WITH LTV GREATER THAN 100%
As of December 31, 2013 ($ in millions)				For the Year Ended December 31, 2013
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$371	1	-	1
Illinois	201	-	-	1
Michigan	185	-	-	1
Florida	185	-	-	1
Indiana	147	-	-	-
Kentucky	119	-	-	-
All other states	2,470	4	1	10
Total	$3,678	5	1	14

TABLE 47: AUTOMOBILE LOANS OUTSTANDING WITH LTV GREATER THAN 100%
As of December 31, 2012 ($ in millions)				For the Year Ended December 31, 2012
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$409	-	-	2
Illinois	232	-	-	2
Michigan	221	-	-	2
Florida	194	-	-	1
Indiana	158	-	-	1
Kentucky	141	-	-	1
All other states	2,494	4	2	15
Total	$3,849	4	2	24

European Exposure

The Bancorp has no direct sovereign exposure to any European government as of December 31, 2013. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives and securities. The Bancorp’s risk appetite for foreign country

67 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $3.3 billion and funded exposure was $1.8 billion as of December 31, 2013. Additionally, the Bancorp was within its established country exposure limits for all European countries.

Certain European countries have been experiencing increased levels of stress throughout 2012 and 2013 including Greece, Ireland, Italy, Portugal and Spain. The Bancorp’s total exposure to businesses domiciled or owned by companies and financial institutions in these countries was approximately $212 million and funded exposure was $103 million as of December 31, 2013.

The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and financial institutions as of December 31, 2013:

TABLE 48: EUROPEAN EXPOSURE
	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure(a)	Funded Exposure
Peripheral Europe(b)	$-	-	10	-	202	103	212	103
Other Eurozone(c)	-	-	56	14	2,031	1,161	2,087	1,175
Total Eurozone	-	-	66	14	2,233	1,264	2,299	1,278
Other Europe(d)	-	-	83	23	889	500	972	523
Total Europe	$-	-	149	37	3,122	1,764	3,271	1,801
(a)	Total exposure includes funded exposure and unfunded commitments, reported net of collateral.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Euro (primarily the United Kingdom and Switzerland).

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 49.

Residential mortgage loans are typically placed on nonaccrual status when principal and interest payments have become past due 150 days unless such loans are both well secured and in the process of collection. Residential mortgage loans may stay on nonaccrual status for an extended time as the foreclosure process typically lasts longer than 180 days. During the fourth quarter of 2013, the Bancorp modified its nonaccrual policy for home equity loans and lines of credit. Home equity loans and lines of credit are reported on nonaccrual status if principal or interest has been in default for 90 days or more unless the loan is both well secured and in the process of collection. Home equity loans and lines of credit that have been in default for 60 days or more are also reported on nonaccrual status if the senior lien has been in default 120 days or more, unless the loan is both well secured and in the process of collection. As a result of the modification of the nonaccrual policy for home equity loans and lines of credit, $46 million of home equity loans and lines of credit were reclassified from accrual to nonaccrual status during the fourth quarter of 2013. Residential mortgage, home equity, automobile and other consumer loans and leases that have been modified in a TDR and subsequently become past due 90 days are placed on nonaccrual status unless the loan is both well secured and in the process of collection. Commercial and credit card loans that have been modified in a TDR are classified as nonaccrual unless such loans have a sustained repayment performance of six months or greater and the Bancorp is reasonably assured of repayment in accordance with the restructured terms. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral.

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

Total nonperforming assets, including loans held for sale, were $986 million at December 31 2013 compared to $1.3 billion at December 31, 2012. At December 31, 2013, $6 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $29 million at December 31, 2012.

Total nonperforming assets, including loans held for sale, as a percentage of total loans, leases and other assets, including OREO as of December 31, 2013 were 1.10%, compared to 1.48% as of December 31, 2012. Excluding nonaccrual loans held for sale, nonperforming assets as a percentage of portfolio loans, leases and other assets, including OREO were 1.10% as of December 31, 2013, compared to 1.49% as of December 31, 2012. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 60% of nonaccrual loans and leases were secured by real estate as of December 31, 2013 compared to 67% as of December 31, 2012.

Commercial nonperforming loans and leases were $464 million at December 31, 2013, a decrease of $262 million from December 31, 2012 due primarily to the impact of loss mitigation actions and modest improvement in general economic conditions. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at December 31, 2013 decreased $239 million compared to December 31, 2012.

Consumer nonperforming loans and leases were $293 million at December 31, 2013, a decrease of $39 million from December 31, 2012. The decrease is primarily due to a decline in new nonaccrual levels due to modest improvement in general economic conditions in 2013. Home equity nonaccrual levels increased $39 million from the prior year due to the aforementioned nonaccrual policy change

68 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

which occurred during the fourth quarter of 2013. Geographical market conditions continue to be a large driver of nonaccrual activity as Florida properties represent approximately 13% and 8% of residential mortgage and home equity balances, respectively, but represent 38% and 15% of nonaccrual loans for each category. Refer to Table 50 for a rollforward of the nonperforming loans and leases.

OREO and other repossessed property, excluding OREO related to government insured loans, was $229 million at December 31, 2013, compared to $257 million at December 31, 2012. The decrease from December 31, 2012 was primarily due to the sale of OREO properties coupled with a decrease in new OREO properties reflecting the changes made to the Bancorp’s underwriting of real estate loans in prior periods as well as modest improvements in general economic conditions during 2013. The Bancorp recognized $45 million and $74 million in losses on the sale or write-down of OREO properties in 2013 and 2012, respectively. These losses are primarily reflective of the continued stress in the Michigan and Florida markets for commercial real estate and residential mortgage loans as Michigan and Florida represented 15% and 15%, respectively, of total OREO losses in 2013 compared with 14% and 17%, respectively, in 2012. Properties in Michigan and Florida accounted for 36% of OREO at December 31, 2013, compared to 38% at December 31, 2012.

In 2013 and 2012, approximately $71 million and $102 million, respectively, of interest income would have been recorded if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

69 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 49: SUMMARY OF NONPERFORMING ASSETS AND DELINQUENT LOANS
As of December 31 ($ in millions)	2013	2012	2011	2010	2009
Nonaccrual loans and leases:
Commercial and industrial loans	$127	234	408	473	734
Commercial mortgage loans	90	215	358	407	898
Commercial construction loans	10	70	123	182	646
Commercial leases	3	1	9	11	67
Residential mortgage loans	83	114	134	152	275
Home equity	74	30	25	23	21
Automobile loans	-	-	-	1	1
Other consumer loans and leases	-	1	1	84	-
Restructured loans and leases:
Commercial and industrial loans	154	96	79	95	35
Commercial mortgage loans(f)	53	67	63	28	4
Commercial construction loans	19	6	15	10	8
Commercial leases	2	8	3	8	-
Residential mortgage loans	83	123	141	116	137
Home equity	19	23	29	33	33
Automobile loans	1	2	2	2	1
Credit card and other	33	39	48	55	87
Total nonperforming loans and leases(d)	751	1,029	1,438	1,680	2,947
OREO and other repossessed property(c)	229	257	378	494	297
Total nonperforming assets	980	1,286	1,816	2,174	3,244
Nonaccrual loans held for sale	6	29	138	294	224
Total nonperforming assets including loans held for sale	$986	1,315	1,954	2,468	3,468
Loans and leases 90 days past due and accruing:
Commercial and industrial loans	$-	1	4	16	118
Commercial mortgage loans	-	22	3	11	59
Commercial construction loans	-	1	1	3	17
Commercial leases	-	-	-	-	4
Residential mortgage loans(b)	66	75	79	100	189
Home equity	-	58	74	89	99
Automobile loans	8	8	9	13	17
Credit card and other	29	30	30	42	64
Total loans and leases 90 days past due and accruing(e)	$103	195	200	274	567
Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(a)	1.10%	1.49	2.23	2.79	4.22
Allowance for loan and lease losses as a percent of nonperforming assets(a)	161	144	124	138	116
(a)	Excludes nonaccrual loans held for sale.
(b)

Information for all periods presented excludes advances made pursuant to servicing agreements to GNMA mortgage loan pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2013, 2012, 2011, 2010, and 2009 these advances were $378, $414, $309, $279 and $130, respectively. The Bancorp recognized credit losses of $5 for the year ended December 31, 2013 and $2 for 2012 due to claim denials and curtailments associated with these advances.

(c)	Excludes $77, $72, $64, $38 and $15 of OREO related to government insured loans at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.
(d)

Includes $10, $10, $17, $24, and $32 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at December 31, 2013, 2012, 2011, 2010, and 2009, respectively, and $2, $1, $2, $0, and $0 of restructured nonaccrual government insured commercial loans at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

(e)	Includes an immaterial amount of government insured commercial loans 90 days past due and accruing whose repayments are insured by the SBA at December 31, 2013, 2012, 2011, 2010, and 2009.
(f)

Excludes $21 of restructured nonaccrual loans at December 31, 2013 associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

70 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 50: ROLLFORWARD OF PORTFOLIO NONPERFORMING LOANS AND LEASES
For the year ended December 31, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Beginning Balance	$697	237	95	1,029
Transfers to nonperforming	409	204	297	910
Transfers to performing	(9)	(52)	(60)	(121)
Transfers to performing (restructured)	(15)	(41)	(62)	(118)
Transfers to held for sale	(3)	-	-	(3)
Loans sold from portfolio	(38)	-	-	(38)
Loan paydowns/payoffs	(295)	(112)	(11)	(418)
Transfers to other real estate owned	(81)	(73)	(13)	(167)
Charge-offs (recoveries)	(221)	3	(122)	(340)
Draws/other extensions of credit	14	-	3	17
Ending Balance	$458	166	127	751

For the year ended December 31, 2012 ($ in millions)
Beginning Balance	$1,058	275	105	1,438
Transfers to nonperforming	560	318	354	1,232
Transfers to performing	(22)	(45)	(73)	(140)
Transfers to performing (restructured)	(31)	(57)	(90)	(178)
Transfers to held for sale	(13)	-	-	(13)
Loans sold from portfolio	(36)	(4)	-	(40)
Loan paydowns/payoffs	(466)	(121)	(12)	(599)
Transfers to other real estate owned	(108)	(71)	-	(179)
Charge-offs	(297)	(58)	(194)	(549)
Draws/other extensions of credit	52	-	5	57
Ending Balance	$697	237	95	1,029

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

Consumer restructured loans on accrual status totaled $1.7 billion at December 31, 2013 and December 31, 2012. As of December 31, 2013, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more were 17%, 11% and 16%, respectively.

The following table summarizes TDRs by loan type and delinquency status:

TABLE 51: PERFORMING AND NONPERFORMING TDRs
	Performing
As of December 31, 2013 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial(b)(c)	$869	-	-	228	$1,097
Residential mortgages(a)	1,045	82	114	84	1,325
Home equity	368	26	-	18	412
Credit card	25	-	-	33	58
Automobile and other consumer loans and leases	24	1	-	1	26
Total	$2,331	109	114	364	$2,918
(a)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2013, these advances represented $155 of current loans, $31 of 30-89 days past due loans and $88 of 90 days or more past due loans.

(b)

Excludes $8 of restructured accruing loans and $21 of restructured nonaccrual loans associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

(c)	Excludes restructured nonaccrual loans held for sale.

71 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Net Loan Charge-offs

Net charge-offs were 58 bps and 85 bps of average portfolio loans and leases for the years ended December 31, 2013 and 2012, respectively. Table 52 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases decreased to 44 bps during 2013 compared to 63 bps in 2012, as a result of decreases in net charge-offs of $77 million coupled with an increase in average portfolio commercial loan and lease balances of $3.7 billion. Decreases in net charge-offs were realized across all commercial loan types, excluding commercial and industrial loans which increased primarily due to a $43 million charge-off on a single large credit during the fourth quarter of 2013, and were primarily due to improvements in general economic conditions and previous actions taken by the Bancorp to address problem loans. Actions taken by the Bancorp included suspending homebuilder and developer lending in 2007 and non-owner occupied commercial real estate lending in 2008 and tightened underwriting standards across all commercial loan product offerings. The Bancorp resumed homebuilder and developer lending and non-owner occupied commercial real estate lending in the third quarter of 2011. Net charge-offs for 2013 related to non-owner occupied commercial real estate were $27 million compared to $87 million in 2012. Net charge-offs related to non-owner occupied commercial real estate are recorded in the commercial mortgage loans and commercial construction loans captions in Table 52. Net charge-offs on these loans represented 12% of total commercial loan and lease net charge-offs in 2013 and 29% in 2012.

The ratio of consumer loan and lease net charge-offs to average consumer loans and leases decreased to 77 bps in 2013 compared to 113 bps in 2012. Net charge-offs on residential mortgage loans, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $62 million from the prior year as a result of improvements in delinquencies and a decrease in the average loss recorded per charge-off. The Bancorp’s Florida and Michigan markets, in aggregate, accounted for 42% and 66% of net charge-offs on residential mortgage loans in the portfolio in 2013 and 2012, respectively. The Bancorp expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality, shorter duration residential mortgage loans that are originated through its branch network as a low-cost, refinance product of conforming residential mortgage loans.

Home equity net charge-offs decreased $60 million compared to the prior year, primarily due to improvements in loss severities and delinquencies, partially offset by the impact of the change in the home equity charge-off policy during the fourth quarter of 2013. Home equity loans and lines of credit that have been in default 120 days or more are assessed for a charge-off if the senior lien has been in default 120 days or more. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loan net charge-offs decreased $9 million compared to 2012, due to the origination of high credit quality loans and higher resale on automobiles sold at auction.

Credit card and other consumer loans and leases net charge-offs increased $5 million from 2012. Credit card net charge-offs increased $4 million from the prior year. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs. Other consumer loan net charge-offs remained relatively flat compared to the same period in the prior year.

72 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 52: SUMMARY OF CREDIT LOSS EXPERIENCE
For the years ended December 31 ($ in millions)	2013	2012	2011	2010	2009
Losses charged off:
Commercial and industrial loans	$(207)	(194)	(314)	(631)	(768)
Commercial mortgage loans	(66)	(120)	(211)	(541)	(436)
Commercial construction loans	(9)	(34)	(89)	(265)	(420)
Commercial leases	(2)	(10)	(1)	(7)	(11)
Residential mortgage loans	(70)	(129)	(180)	(441)	(359)
Home equity	(114)	(172)	(234)	(276)	(330)
Automobile loans	(44)	(55)	(85)	(132)	(189)
Credit card	(92)	(90)	(114)	(164)	(178)
Other consumer loans and leases	(33)	(33)	(86)	(28)	(28)
Total losses	(637)	(837)	(1,314)	(2,485)	(2,719)
Recoveries of losses previously charged off:
Commercial and industrial loans	39	29	38	45	50
Commercial mortgage loans	19	21	16	17	14
Commercial construction loans	5	9	4	13	4
Commercial leases	1	2	3	5	4
Residential mortgage loans	10	7	7	2	2
Home equity	17	15	14	12	8
Automobile loans	22	24	32	44	41
Credit card	14	16	16	9	8
Other consumer loans and leases	9	10	12	10	7
Total recoveries	136	133	142	157	138
Net losses charged off:
Commercial and industrial loans	(168)	(165)	(276)	(586)	(718)
Commercial mortgage loans	(47)	(99)	(195)	(524)	(422)
Commercial construction loans	(4)	(25)	(85)	(252)	(416)
Commercial leases	(1)	(8)	2	(2)	(7)
Residential mortgage loans	(60)	(122)	(173)	(439)	(357)
Home equity	(97)	(157)	(220)	(264)	(322)
Automobile loans	(22)	(31)	(53)	(88)	(148)
Credit card	(78)	(74)	(98)	(155)	(170)
Other consumer loans and leases	(24)	(23)	(74)	(18)	(21)
Total net losses charged off	$(501)	(704)	(1,172)	(2,328)	(2,581)
Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	0.44%	0.50	0.97	2.23	2.61
Commercial mortgage loans	0.56	1.02	1.89	4.58	3.43
Commercial construction loans	0.51	3.08	4.96	8.48	9.24
Commercial leases	0.04	0.22	(0.08)	0.05	0.22
Total commercial loans	0.44	0.63	1.26	3.10	3.27
Residential mortgage loans	0.48	1.07	1.75	5.49	4.15
Home equity	1.02	1.51	1.97	2.20	2.57
Automobile loans	0.18	0.26	0.47	0.85	1.68
Credit card	3.67	3.79	5.19	8.28	8.87
Other consumer loans and leases	6.71	7.02	15.29	2.58	2.14
Total consumer loans and leases	0.77	1.13	1.79	2.92	3.10
Total net losses charged off	0.58%	0.85	1.49	3.02	3.20

Allowance for Credit Losses

The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. The ALLL provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the ALLL each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall ALLL, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall percentage level of the ALLL relative to portfolio loans and leases. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio. See the Critical Accounting Policies section for more information.

In 2013, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Consolidated Statements of Income.

The ALLL attributable to the portion of the residential mortgage and consumer loan and lease portfolio that has not been

73 Fifth Third Bancorp

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $152 million at December 31, 2013. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $41 million at December 31, 2013. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 53: CHANGES IN ALLOWANCE FOR CREDIT LOSSES
For the years ended December 31 ($ in millions)	2013	2012	2011	2010	2009
ALLL:
Balance, beginning of period	$1,854	2,255	3,004	3,749	2,787
Impact of change in accounting principle	-	-	-	45	-
Losses charged off	(637)	(837)	(1,314)	(2,485)	(2,719)
Recoveries of losses previously charged off	136	133	142	157	138
Provision for loan and lease losses	229	303	423	1,538	3,543
Balance, end of period	$1,582	1,854	2,255	3,004	3,749

Reserve for unfunded commitments and letters of credit:
Balance, beginning of period	$179	181	227	294	195
Impact of change in accounting principle	-	-	-	(43)	-
Provision (benefit) for unfunded commitments and letters of credit	(17)	(2)	(46)	(24)	99
Balance, end of period	$162	179	181	227	294

Certain inherent, but unconfirmed losses are probable within the loan and lease portfolio. The Bancorp’s current methodology for determining the level of losses is based on historical loss rates, current credit grades, specific allocation on impaired commercial credits above specified thresholds and restructured residential mortgage, consumer and commercial loans and other qualitative adjustments. Due to the heavy reliance on realized historical losses and the credit grade rating process, the model-derived estimate of ALLL tends to slightly lag behind the deterioration in the portfolio, in a stable or deteriorating credit environment, and tend not to be as responsive when improved conditions have presented themselves. Given these model limitations, the qualitative adjustment factors may be incremental or decremental to the quantitative model results.

An unallocated component to the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases at December 31, 2013 and 2012 was 0.12% and 0.13%, respectively. The unallocated allowance was seven percent of the total allowance as of December 31, 2013 compared to six percent as of December 31, 2012.

As shown in Table 54, the ALLL as a percent of portfolio loan and leases was 1.79% at December 31, 2013, compared to 2.16% at December 31, 2012. The ALLL was $1.6 billion as of December 31, 2013, compared to $1.9 billion at December 31, 2012. The decrease is reflective of a number of factors including decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases and improvement in underlying loss trends.

74 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 54: ATTRIBUTION OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO PORTFOLIO LOANS AND LEASES
As of December 31 ($ in millions)		2013	2012	2011	2010	2009
Allowance attributed to:
Commercial and industrial loans	$	767	802	929	1,123	1,282
Commercial mortgage loans		212	333	441	597	734
Commercial construction loans		26	33	77	158	380
Commercial leases		53	68	80	111	121
Residential mortgage loans		189	229	227	310	375
Home equity		94	143	195	265	294
Automobile loans		23	28	43	73	127
Credit card		92	87	106	158	199
Other consumer loans and leases		16	20	21	59	44
Unallocated		110	111	136	150	193
Total ALLL	$	1,582	1,854	2,255	3,004	3,749
Portfolio loans and leases:
Commercial and industrial loans	$	39,316	36,038	30,783	27,191	25,683
Commercial mortgage loans		8,066	9,103	10,138	10,845	11,803
Commercial construction loans		1,039	698	1,020	2,048	3,784
Commercial leases		3,625	3,549	3,531	3,378	3,535
Residential mortgage loans		12,680	12,017	10,672	8,956	8,035
Home equity		9,246	10,018	10,719	11,513	12,174
Automobile loans		11,984	11,972	11,827	10,983	8,995
Credit card		2,294	2,097	1,978	1,896	1,990
Other consumer loans and leases		364	290	350	681	780
Total portfolio loans and leases	$	88,614	85,782	81,018	77,491	76,779
Attributed allowance as a percent of respective portfolio loans and leases:
Commercial and industrial loans		1.95%	2.23	3.02	4.13	4.99
Commercial mortgage loans		2.63	3.66	4.35	5.50	6.22
Commercial construction loans		2.50	4.73	7.55	7.71	10.04
Commercial leases		1.46	1.92	2.27	3.29	3.42
Residential mortgage loans		1.49	1.91	2.13	3.46	4.67
Home equity		1.02	1.43	1.82	2.30	2.41
Automobile loans		0.19	0.23	0.36	0.66	1.41
Credit card		4.01	4.15	5.36	8.33	10.00
Other consumer loans and leases		4.40	6.90	6.00	8.66	5.64
Unallocated (as a percent of total portfolio loans and leases)		0.12	0.13	0.17	0.19	0.25
Total portfolio loans and leases		1.79%	2.16	2.78	3.88	4.88

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

Interest Rate Risk Management Oversight

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

Net Interest Income Sensitivity

The Bancorp utilizes a variety of measurement techniques to identify and manage its interest rate risk, including the use of an NII simulation model to analyze the sensitivity of net interest income to changing interest rates. The model is based on contractual and assumed cash flows and repricing characteristics for all of the Bancorp’s assets, liabilities and off-balance sheet exposures and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and attrition rates for certain liabilities. The model also includes senior management’s projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. Actual results may differ from these

75 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

The Bancorp’s interest rate risk exposure is currently evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming 100 bps and 200 bps parallel ramped increases in interest rates. The analysis would typically include 100 bps and 200 bps parallel ramped decreases in interest rates; however, this analysis is currently omitted due to the current low levels of short-term interest rates. Applying the ramps would result in certain short-term interest rates becoming negative in the parallel ramped decrease scenarios. In accordance with the current policy, the rate movements are assumed to occur over one year and are sustained thereafter.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of December 31:

TABLE 55: ESTIMATED NII SENSITIVITY PROFILE
	2013				2012

	Percent Change in NII (FTE)		ALCO Policy Limits		Percent Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	1.73%	6.89	(4.00)	(6.00)	1.78%	7.75	(4.00)	(6.00)
+ 100	0.77	3.37	-	-	0.90	3.78	-	-

At December 31, 2013, the Bancorp’s net interest income would benefit modestly in year one and year two due to these parallel ramp increases. The benefit is attributable to the combination of floating-rate assets, including our predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed rate liabilities. The benefit is down modestly when compared to December 31, 2012. The lower net interest income benefit is attributable to an increase in fixed-rate securities balances and the realization of slower prepayments on the available-for-sale security portfolio in 2013. At December 31, 2012, prepayments speeds on certain available-for-sale securities were projected to slow in a rising rate environment, which provided a benefit to net interest income sensitivity at that time. During 2013, these slowing prepayments were realized as a result of an increase in the level of market interest rates and mortgage rates. Further increases in interest rates will not have the same impact on net interest income, which results in a modest reduction in the benefit. The impacts of the slowing prepayments and the increase in the fixed-rate securities portfolio were partly offset by an increase in core deposit balances and an increase in actual and projected fixed-rate borrowings and shareholder’s equity.

Economic Value of Equity Sensitivity

The Bancorp also utilizes EVE as a measurement tool in managing interest rate risk. Whereas the net interest income sensitivity analysis highlights the impact on forecasted NII over 1- and 2-year time horizons, the EVE analysis is a point in time analysis of the current positions and incorporates all cash flows over their estimated remaining lives. The EVE of the balance sheet is defined as the discounted present value of all remaining asset and net derivative cash flows less the discounted value of all remaining liability cash flows. Due to this longer horizon, the sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the NII sensitivity analysis. As with the NII simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving loan and security prepayments and the expected balance attrition and pricing of transaction deposits.

The following table shows the Bancorp’s EVE sensitivity profile as of December 31:

TABLE 56: ESTIMATED EVE SENSITIVITY PROFILE
	2013		2012
Change in Interest Rates (bps)	Change in EVE	ALCO Policy Limit	Change in EVE	ALCO Policy Limit
+200	(5.78)%	(12.00)	2.16%	(12.00)
+100	(2.91)		1.50
+25	(0.70)		0.43
-25	0.63		(0.52)

At December 31, 2013, the EVE sensitivity was modestly negative, compared to a small benefit at December 31, 2012. The primary factors contributing to the change are an increase in the average life of mortgage loan and securities positions as a result of slowing prepayments due to increases in the levels of market interest rates and mortgage rates, growth in fixed-rate securities balances, and a decreased benefit related to MSRs. At December 31, 2012, the MSR valuation was projected to benefit from slowing prepayments that would occur with rising interest rates. Slowing prepayments were realized during 2013 due to increased market rates, and consequently, future increases in interest rates will have a smaller benefit to the MSR valuation.

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

The Bancorp regularly evaluates its exposures to LIBOR and Prime basis risks, nonparallel shifts in the yield curve and embedded options risk. In addition, the impact on NII and EVE of more extreme changes in interest rates is modeled, wherein the Bancorp employs the use of yield curve shocks and environment-specific scenarios.

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

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the expected principal cash flows of the Bancorp’s portfolio loans and leases as of December 31, 2013.

TABLE 57: PORTFOLIO LOAN AND LEASE EXPECTED MATURITIES
($ in millions)		Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$	18,523	19,785	1,008	39,316
Commercial mortgage loans		3,569	4,054	443	8,066
Commercial construction loans		457	557	25	1,039
Commercial leases		669	1,608	1,348	3,625
Subtotal - commercial loans and leases		23,218	26,004	2,824	52,046
Residential mortgage loans		2,160	4,298	6,222	12,680
Home equity		1,352	5,088	2,806	9,246
Automobile loans		4,684	7,104	196	11,984
Credit card		661	1,633	-	2,294
Other consumer loans and leases		312	51	1	364
Subtotal - consumer loans and leases		9,169	18,174	9,225	36,568
Total	$	32,387	44,178	12,049	88,614

Additionally, the following table displays a summary of expected principal cash flows occurring after one year for both fixed and floating or adjustable rate loans, as of December 31, 2013:

TABLE 58: PORTFOLIO LOAN AND LEASE PRINCIPAL CASH FLOWS OCCURING AFTER ONE YEAR
		Interest Rate
($ in millions)		Fixed	Floating or Adjustable
Commercial and industrial loans	$	2,839	17,954
Commercial mortgage loans		1,167	3,330
Commercial construction loans		27	555
Commercial leases		2,956	-
Subtotal - commercial loans and leases		6,989	21,839
Residential mortgage loans		7,682	2,838
Home equity		951	6,943
Automobile loans		7,252	48
Credit card		694	939
Other consumer loans and leases		35	17
Subtotal - consumer loans and leases		16,614	10,785
Total	$	23,603	32,624

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $967 million and $697 million as of December 31, 2013 and 2012, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk

77 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates increased during 2013 and decreased during 2012. The increase in interest rates during 2013 caused modeled prepayment speeds to slow, which led to a recovery of $192 million in temporary impairment on servicing rights during the year ended December 31, 2013. The decrease in interest rates during 2012 caused modeled prepayment speeds to increase, which led to $103 million in temporary impairment on servicing rights during the year ended December 31, 2012. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the mortgage servicing rights valuation, the Bancorp recognized net losses of $17 million and net gains of $66 million on its non-qualifying hedging strategy for the years ended 2013 and 2012, respectively. These amounts include net gains on securities related to the Bancorp’s non-qualifying hedging strategy of $13 million and $3 million for 2013 and 2012, respectively. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. See Note 11 of the Notes to Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2013 and 2012 was $581 million and $549 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

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

Projected contractual maturities from loan and lease repayments are included in Table 57 of the Market Risk Management section of MD&A. Of the $18.6 billion of securities in the Bancorp’s available-for-sale and other portfolio at December 31, 2013, $3.7 billion in principal and interest is expected to be received in the next 12 months and an additional $2.0 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, see the Securities section of MD&A.

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

Additional assets such as certain other residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the years ended December 31, 2013 and 2012, the Bancorp sold or securitized loans totaling $23.4 billion and $21.7 billion, respectively. For further information on the transfer of financial assets, see Note 11 of the Notes to Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 82% of its average total assets during both 2013 and 2012. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of December 31, 2013, $3.8 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. Additionally, the Bancorp has approximately $40.8 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

In February of 2013, the Bancorp’s banking subsidiary updated and amended its existing global bank note program to increase the capacity from $20 billion to $25 billion. On February 28, 2013, the Bank issued and sold, under its amended bank notes program, $1.3 billion in aggregate principal amount of bank notes. On November 20, 2013, the Bank issued and sold, under its amended bank notes program, $1.8 billion in aggregate principal amount of bank notes. The Bancorp has $21.5 billion of funding available for issuance under the global bank note program as of December 31, 2013.

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

Liquidity Coverage Ratio and Net Stable Funding Ratio

The BCBS’ key reform within the Basel III framework to strengthen international liquidity standards was the introduction of the LCR and NSFR. On January 7, 2013, the BCBS issued a final standard for the LCR applicable to large internationally active banking organizations, which would phase in the LCR beginning in 2015 with full implementation in 2019. The BCBS plans on introducing the NSFR final standard in the next two years.

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

Section 165 of the Dodd-Frank Act requires the FRB to establish enhanced liquidity standards for BHCs with total assets of $50 billion or greater. On October 24, 2013, the U.S. Banking Agencies issued an NPR that would implement a LCR requirement that is generally consistent with the international LCR standards published by the BCBS for large internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. Additionally, a Modified LCR requirement was proposed for BHC’s with total consolidated assets of at least $50 billion that are not large internationally active banking organizations, like Fifth Third. The Modified LCR requirement incorporates a shorter (21-calendar days) stress scenario for calculating total net cash outflows than the LCR’s 30 calendar day requirement. Therefore, the estimated net cash outflows for the Modified LCR generally would be 70% of the LCR’s estimated net cash outflows. The NPR’s transition period will begin on January 1, 2015 whereby LCR and Modified LCR entities must comply with a minimum ratio of 80%. On January 1, 2016 and 2017, the minimum ratio would increase to 90% and 100%, respectively. The NPR was open for public comment until January 31, 2014. Management is currently reviewing the NPR and evaluating its impact upon the Bancorp’s Consolidated Financial Statements.

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

The Bancorp’s credit ratings are summarized in Table 59. The ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. *

* As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 59: AGENCY RATINGS
As of February 24, 2014	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A	AL
Subordinated debt	Baa2	BBB	A-	BBBH
Fifth Third Bank:
Short-term	P-2	A-2	F1	R-1L
Long-term deposit	A3	No rating	A+	A
Senior debt	A3	A-	A	A
Subordinated debt	Baa1	BBB+	A-	AL

CAPITAL MANAGEMENT

Management regularly reviews the Bancorp’s capital levels to help ensure it is appropriately positioned under various operating environments. The Bancorp has established a Capital Committee which is responsible for making capital plan recommendations to management. These recommendations are reviewed by the ERM Committee and the capital plan is approved by the board. The Capital Committee is responsible for execution oversight of the capital actions of the capital plan.

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

79 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sheet foreign exposures of $10 billion were required to adopt the advanced approach effective April 1, 2008. The Bancorp does not meet these thresholds and, therefore, is not subject to the requirements of Basel II.

The Dodd-Frank Act requires more stringent prudential standards, including capital and liquidity requirements, for larger institutions. It addresses the quality of capital components by limiting the degree to which certain hybrid instruments can be included. The Dodd-Frank Act will phase out the inclusion of certain TruPS as a component of Tier I risk-based capital when the Bancorp implements the revised regulatory capital rules known as Basel III.

In December of 2010 and revised in June of 2011, the BCBS issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. In July of 2013, U.S. banking regulators approved final enhanced regulatory capital requirements (Basel III Final Rule), which included modifications to the proposed rules. The Basel III Final Rule provides for certain banks, including the Bancorp, to opt out of including AOCI in Tier 1 capital and retain the treatment of residential mortgage exposures consistent with the current Basel I capital rules. The Basel III Final Rule will phase out the inclusion of certain TruPS as a component of Tier I capital. Under these provisions, these TruPS would qualify as a component of Tier II capital. At December 31, 2013 the Bancorp’s Tier I capital included $60 million of TruPS representing approximately 5 bps of risk weighted assets. The Basel III Final Rule is effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of its components and other provisions. The Bancorp is in the process of evaluating the Basel III Final Rule and its potential impact. The Bancorp’s current estimate of the pro-forma fully phased in Tier I common equity ratio at December 31, 2013 under the Basel III Final Rule is approximately 8.99% compared with 9.39% as calculated under the existing Basel I capital framework. The primary drivers of the change from the existing Basel I capital framework to the Basel III Final Rule are an increase in Tier I common equity of approximately 75 bps (primarily from the elimination of the current 10% deduction of mortgage servicing rights from capital), which would be more than offset by the impact of increases in risk-weighted assets (primarily from the treatment of securitizations, mortgage servicing rights and commitments with an original maturity of one year or less). If the Bancorp elects to include AOCI components in capital, the December 31, 2013 pro forma Basel III Final Rule Tier 1 common ratio would be increased by approximately 7 bps. The pro-forma Tier I common equity ratio exceeds the proposed minimum Tier I common equity ratio of 7% comprised of a minimum of 4.5% plus a capital conservation buffer of 2.5%. The pro-forma Tier I common equity ratio does not include the effect of any mitigating actions the Bancorp may undertake to offset the impact of the proposed capital enhancements. Additionally, pursuant to the Basel III Final Rule, the minimum capital ratios as of January 1, 2015 will be 6% for the Tier I capital ratio, 8% for the total risk-based capital ratio and 4% for the Tier I capital to average consolidated assets (leverage ratio). For further discussion on the Basel I and Basel III Tier I common equity ratios, see the Non-GAAP Financial Measures section of MD&A.

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

TABLE 60: CAPITAL RATIOS
As of December 31 ($ in millions)	2013	2012	2011	2010	2009
Average equity as a percent of average assets	11.56%	11.65	11.41	12.22	11.36
Tangible equity as a percent of tangible assets(a)	9.44	9.17	9.03	10.42	9.71
Tangible common equity as a percent of tangible assets(a)	8.63	8.83	8.68	7.04	6.45

Tier I capital	$12,094	11,685	12,503	13,965	13,428
Total risk-based capital	16,440	15,816	16,885	18,178	17,648
Risk-weighted assets(b)	116,736	109,699	104,945	100,561	100,933

Regulatory capital ratios:
Tier I risk-based capital	10.36%	10.65	11.91	13.89	13.30
Total risk-based capital	14.08	14.42	16.09	18.08	17.48
Tier I leverage	9.64	10.05	11.10	12.79	12.34
Tier I common equity(a)	9.39	9.51	9.35	7.48	6.99
(a)	For further information on these ratios, see the Non-GAAP Financial Measures section of MD&A.
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

80 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preferred Stock Offering and Conversion

As contemplated by the 2013 CCAR, on May 16, 2013 the Bancorp issued in a registered public offering 600,000 depositary shares, representing 24,000 shares of 5.10% fixed-to-floating rate non-cumulative Series H perpetual preferred stock, for net proceeds of $593 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends, on a non-cumulative semi-annual basis, at an annual rate of 5.10% through but excluding June 30, 2023, at which time it converts to a quarterly floating rate dividend of three-month LIBOR plus 3.033%. Subject to any required regulatory approval, the Bancorp may redeem the Series H preferred shares at its option in whole or in part, at any time on or after June 30, 2023 and may redeem in whole, but not in part, following a regulatory capital event at any time prior to June 30, 2023. The Series H preferred shares are not convertible into Bancorp common shares or any other securities.

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

On December 9, 2013, the Bancorp issued, in a registered public offering, 18,000,000 depositary shares, representing 18,000 shares of 6.625% fixed-to-floating rate non-cumulative Series I perpetual preferred stock, for net proceeds of $441 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends, on a non-cumulative quarterly basis, at an annual rate of 6.625% through but excluding December 31, 2023, at which time it converts to a quarterly floating rate dividend of three-month LIBOR plus 3.71%. Subject to any required regulatory approval, the Bancorp may redeem the Series I preferred shares at its option in whole or in part, at any time on or after December 31, 2023 and may redeem in whole, but not in part, following a regulatory capital event at any time prior to December 31, 2023. The Series I preferred shares are not convertible into Bancorp common shares or any other securities.

Redemption of TruPS

The Bancorp redeemed all $750 million of the outstanding TruPS issued by Fifth Third Capital Trust IV on December 30, 2013. These securities had a distribution rate of 6.50% and a scheduled maturity date of April 1, 2067. Pursuant to the terms of the TruPS, the securities of Fifth Third Capital Trust IV were redeemable within ninety days of a Capital Treatment Event. The Bancorp determined that a Capital Treatment Event occurred upon the publication of a Final Rule regarding Regulatory Capital Rules jointly by the Federal Reserve System and the Office of the Comptroller of the Currency. The redemption price was $1,000 per security, which reflected 100% of the liquidation amount, plus accrued and unpaid distributions to the actual redemption date of $10 million. The Bancorp recognized an $8 million loss on the extinguishment of this debt within other noninterest expense in the Consolidated Statements of Income.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.47 and

$0.36 during the years ended December 31, 2013 and 2012, respectively.

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

On January 28, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 6,953,028 shares, or approximately $125 million of its outstanding common stock on January 31, 2013. The Bancorp repurchased the shares of its common stock as part of its August of 2012 Board approved 100 million share repurchase program. This repurchase transaction concluded the $600 million of common share repurchases not objected to by the FRB in the 2012 CCAR process. At settlement of the forward contract on April 5, 2013, the Bancorp received an additional 849,037 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

As a result of the FRB’s non-objection to the Bancorp’s capital plan under the 2013 CCAR process, on March 19, 2013, Fifth Third’s Board of Directors authorized the Bancorp to repurchase up to 100 million shares of its outstanding common stock in the open market or in privately negotiated transactions, and to utilize any derivative or similar instrument to affect share repurchase transactions. This share repurchase authorization replaced the Board’s previous authorization.

On May 21, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 25,035,519 shares, or approximately $539 million, of its outstanding common stock on May 24, 2013. The Bancorp repurchased the shares of its common stock as part of its 100 million share repurchase program previously announced on March 19, 2013. At settlement of the forward contract on October 1, 2013, the Bancorp received an additional 4,270,250 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

On November 13, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty

81 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

pursuant to which the Bancorp purchased 8,538,423 shares, or approximately $200 million, of its outstanding common stock on November 18, 2013. The Bancorp repurchased the shares of its common stock as part of its Board approved 100 million share repurchase program previously announced on March 19, 2013. The Bancorp expects the settlement of the transaction to occur on or before February 28, 2014.

On December 10, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 19,084,195 shares, or approximately $456 million, of its outstanding common stock on December 13, 2013. The Bancorp repurchased the shares of its common stock as part of its Board approved 100 million share repurchase program previously announced on March 19, 2013. The Bancorp expects the settlement of the transaction to occur on or before March 26, 2014.

On January 28, 2014, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 3,950,705 shares, or approximately $99 million, of its outstanding common stock on January 31, 2014. The Bancorp repurchased the shares of its common stock as part of its Board approved 100 million share repurchase program previously announced on March 19, 2013. The Bancorp expects the settlement of the transaction to occur on or before March 26, 2014.

TABLE 61: SHARE REPURCHASES
For the years ended December 31	2013	2012	2011
Shares authorized for repurchase at January 1	63,046,682	19,201,518	19,201,518
Additional authorizations(a)	45,541,057	86,269,178	-
Share repurchases(b)	(65,516,126)	(42,424,014)	-
Shares authorized for repurchase at December 31	43,071,613	63,046,682	19,201,518
Average price paid per share	$18.80	$14.82	N/A
(a)

In March 2013, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date. This share repurchase authorization replaces the Board’s previous authorization pursuant to which approximately 54 million shares remained available for repurchase by the Bancorp.

(b)

Excludes 1,863,097, 2,059,003 and 1,164,254 shares repurchased during 2013, 2012, and 2011, respectively, in connection with various employee compensation plans. These repurchases are not included in the calculation for average price paid and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

Stress Tests and CCAR

The FRB issued guidelines known as CCAR, which provide a common, conservative approach to ensure BHCs, including the Bancorp, hold adequate capital to maintain ready access to funding, continue operations and meet their obligations to creditors and counterparties, and continue to serve as credit intermediaries, even in adverse conditions. The CCAR process requires the submission of a comprehensive capital plan that assumes a minimum planning horizon of nine quarters under various economic scenarios.

The mandatory elements of the capital plan are an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy. The capital plan must reflect the revised capital framework that the FRB adopted in connection with the implementation of the Basel III accord, including the framework’s minimum regulatory capital ratios and transition arrangements.

The FRB’s review of the capital plan will assess the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan. Additionally, the FRB reviews the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratios as they transition to Basel III and above a Basel I Tier 1 common ratio of 5 percent under baseline and stressful conditions throughout a nine-quarter planning horizon.

The FRB issued stress testing rules that implement section 165(i)(1) and (i)(2) of the DFA. Large BHCs, including the Bancorp, are subject to the final stress testing rules. The rules require both supervisory and company-run stress tests, which provide forward-looking information to supervisors to help assess whether institutions have sufficient capital to absorb losses and support operations during adverse economic conditions.

In March of 2013, the FRB announced it had completed the 2013 CCAR. For BHCs that proposed capital distributions in their plan, the FRB either objected to the plan or provided a non-

objection whereby the FRB concurred with the proposed 2013 capital distributions. The FRB indicated to the Bancorp that it did not object to the following proposed capital actions for the period beginning April 1, 2013 and ending March 31, 2014:

•	Increase in the quarterly common stock dividend to $0.12 per share;
•	Repurchase of up to $750 million in TruPS subject to the determination of a regulatory capital event and replacement with the issuance of a similar amount of Tier II-qualifying subordinated debt;
•

Conversion of the $398 million in outstanding Series G 8.5% convertible preferred stock into approximately 35.5 million common shares issued to the holders. If this conversion were to occur, the Bancorp would intend to repurchase common shares equivalent to those issued in the conversion up to $550 million in market value, and issue $550 million in preferred stock;

•	Repurchase of common shares in an amount up to $984 million, including any shares issued in a Series G preferred stock conversion;
•	Incremental repurchase of common shares in the amount of any after-tax gains from the sale of Vantiv, Inc stock; and
•	Issuance of an additional $500 million in preferred stock.

The capital plan also included the assumption that the Bancorp would issue approximately 3.5 million shares in restricted stock under employee compensation plans in 2013. The above potential capital actions are subject to Board approval and other factors including regulatory developments and market conditions. Actions consistent with the above proposed capital actions were substantially completed in 2013.

The DFA requires that BHCs with over $50 billion in consolidated assets that participated in the 2009 Supervisory Capital Assessment Program, including the Bancorp, conduct two stress tests each year. On May 13, 2013, the FRB launched the 2013 Mid-Cycle Stress Tests, which was submitted to the FRB in July of 2013. The stress tests required the BHCs to develop their own baseline,

82 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

adverse and severely adverse scenarios to reflect its individual operations and risks. Each BHC was required to release its results under the severely adverse scenario, which the Bancorp disclosed on its website on September 24, 2013.

The FRB launched the 2014 stress testing program and CCAR on November 1, 2013. The stress testing results and capital plan were submitted by the Bancorp to the FRB on January 6, 2014.

The FRB expects to release summary results of the 2014 stress testing program and CCAR in March of 2014. The results will include supervisory projections of capital ratios, losses and revenues under the supervisory adverse and supervisory severely adverse scenarios. The FRB will also issue an objection or non-objection to each participating institution’s capital plan submitted under CCAR. Additionally, as a CCAR institution, Fifth Third is required to disclose its own estimates of results under the supervisory severely adverse scenario using the same consistently applied capital actions noted above, and to provide information related to risks included in its stress testing; a summary description of the methodologies used; estimates of aggregate pre-provision net revenue, losses, provisions, and pro forma capital ratios at the end of the forward-looking planning horizon of at least nine quarters; and an explanation of the most significant causes of changes in regulatory capital ratios. These disclosures are required to be sent to the FRB and publicly disclosed by March 31, 2014.

83 Fifth Third Bancorp

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

During the fourth quarter of 2013, the Bancorp settled certain repurchase claims related to mortgage loans originated and sold to FHLMC prior to January 1, 2009 for $25 million after paid claim credits and other adjustments. The settlement removes the Bancorp’s responsibility to repurchase or indemnify FHLMC for representation and warranty violations on any loan sold prior to January 1, 2009 except in limited circumstances.

As of December 31, 2013 and 2012, the Bancorp maintained reserves related to loans sold with representation and warranty recourse provisions totaling $44 million and $110 million, respectively, included in other liabilities in the Bancorp’s Consolidated Balance Sheets.

During 2013 and 2012, the Bancorp paid $64 million and $34 million, respectively, in the form of make whole payments and repurchased $89 million and $114 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during 2013 and 2012 were $263 million and $340 million, respectively. Total outstanding repurchase demand inventory was $46 million at December 31, 2013 compared to $67 million at December 31, 2012.

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. At December 31, 2013, the outstanding balances on these loans sold with credit recourse was $579 million compared to $662 million at December 31, 2012. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $16 million and $20 million at December 31, 2013 and 2012, respectively, included in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

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

The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $37 million at December 31, 2013 and $58 million at December 31, 2012. The Bancorp maintained a reserve, included in other liabilities in the Bancorp’s Consolidated Balance Sheets, related to exposures within the reinsurance portfolio of $10 million as of December 31, 2013 and $18 million as of December 31, 2012. In 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the second quarter of 2011, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $5 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $11 million and decrease in the Bancorp’s maximum exposure of $27 million. In the fourth quarter of 2012, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $2 million and decrease in the Bancorp’s maximum exposure of $3 million.

Automobile Loan Securitization

In March of 2013, the Bancorp recognized an immaterial loss on the securitization and sale of certain automobile loans with a carrying amount of approximately $509 million. The Bancorp utilized a securitization trust to facilitate the securitization process. The trust issued asset-backed securities in the form of notes and equity certificates, with varying levels of credit subordination and payment priority. The Bancorp does not hold any of the notes or equity certificates issued by the trust, and the investors in these securities have no credit recourse to the Bancorp’s assets for failure of debtors to pay when due. As part of the sale, the Bancorp obtained servicing responsibilities and recognized a servicing asset with an initial fair value of $6 million. For further information on this automobile securitization, see Notes 10 and 11 of the Notes to Consolidated Financial Statements.

84 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Bancorp has certain obligations and commitments to make future payments under contracts. The aggregate contractual obligations and commitments at December 31, 2013 are shown in Table 62. As of December 31, 2013, the Bancorp has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the Contractual Obligations and Other Commitments table. For further detail on the impact of income taxes see Note 20 of the Notes to Consolidated Financial Statements.

TABLE 62: CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
As of December 31, 2013 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Deposits with a stated maturity of less than one year(a)	$89,174	-	-	-	89,174
Time deposits(c)	7,424	1,902	720	55	10,101
Short-term borrowings(e)	1,664	-	-	-	1,664
Long-term debt(b)	157	4,617	2,095	2,764	9,633
Forward contracts related to held for sale mortgage loans(d)	1,448	-	-	-	1,448
Noncancelable lease obligations(f)	91	170	146	339	746
Partnership investment commitments(g)	261	103	22	21	407
Pension benefit payments(i)	18	34	29	63	144
Purchase obligations and capital expenditures(h)	52	30	24	11	117
Capital lease obligations	8	11	-	-	19
Total contractually obligated payments due by period	$100,297	6,867	3,036	3,253	113,453
Other commitments by expiration period
Commitments to extend credit(j)	$33,180	10,884	17,937	139	62,140
Letters of credit(k)	1,899	1,969	204	57	4,129
Total other commitments by expiration period	$35,079	12,853	18,141	196	66,269
(a)	Includes demand, interest checking, savings, money market and foreign office deposits. For additional information, see the Deposits discussion in the Balance Sheet Analysis section of MD&A.
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

85 Fifth Third Bancorp

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

The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2013. Management’s assessment is based on the criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2013. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2013. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2013. This report appears on page 87 of the annual report.

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

Kevin T. Kabat	Tayfun Tuzun
Vice Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 24, 2014	February 24, 2014

86 Fifth Third Bancorp

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Bancorp and our report dated February 24, 2014 expressed an unqualified opinion on those consolidated financial statements.

Cincinnati, Ohio

February 24, 2014

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fifth Third Bancorp and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2014 expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.

Cincinnati, Ohio

February 24, 2014

87   Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2013	2012
Assets
Cash and due from banks(a)	$3,178	2,441
Available-for-sale and other securities(b)	18,597	15,207
Held-to-maturity securities(c)	208	284
Trading securities	343	207
Other short-term investments	5,116	2,421
Loans held for sale(d)	944	2,939
Portfolio loans and leases:
Commercial and industrial loans	39,316	36,038
Commercial mortgage loans(a)	8,066	9,103
Commercial construction loans	1,039	698
Commercial leases	3,625	3,549
Residential mortgage loans(e)	12,680	12,017
Home equity	9,246	10,018
Automobile loans(a)	11,984	11,972
Credit card	2,294	2,097
Other consumer loans and leases	364	290
Portfolio loans and leases	88,614	85,782
Allowance for loan and lease losses(a)	(1,582)	(1,854)
Portfolio loans and leases, net	87,032	83,928
Bank premises and equipment	2,531	2,542
Operating lease equipment	730	581
Goodwill	2,416	2,416
Intangible assets	19	27
Servicing rights	971	697
Other assets(a)	8,358	8,204
Total Assets	$130,443	121,894
Liabilities
Deposits:
Demand	$32,634	30,023
Interest checking	25,875	24,477
Savings	17,045	19,879
Money market	11,644	6,875
Other time	3,530	4,015
Certificates - $100,000 and over	6,571	3,284
Foreign office and other	1,976	964
Total deposits	99,275	89,517
Federal funds purchased	284	901
Other short-term borrowings	1,380	6,280
Accrued taxes, interest and expenses	1,758	1,708
Other liabilities(a)	3,487	2,639
Long-term debt(a)	9,633	7,085
Total Liabilities	115,817	108,130
Equity
Common stock(f)	2,051	2,051
Preferred stock(g)	1,034	398
Capital surplus	2,561	2,758
Retained earnings	10,156	8,768
Accumulated other comprehensive income	82	375
Treasury stock(f)	(1,295)	(634)
Total Bancorp shareholders’ equity	14,589	13,716
Noncontrolling interests	37	48
Total Equity	14,626	13,764
Total Liabilities and Equity	$130,443	121,894
(a)

At December 31, 2013 and 2012, includes $49 and $0 of cash and due from banks, $48 and $50 of commercial mortgage loans, $ 1,010 and $0 of automobile loans, $(15) and $(5) of ALLL, $13 and $3 of other assets, $1 and $0 of other liabilities, $ 1,048 and $0 of long-term debt from consolidated VIEs that are included in their respective captions. See Note 10.

(b)	Amortized cost of $18,409 and $ 14,571 at December 31, 2013 and 2012, respectively.
(c)	Fair value of $208 and $284 at December 31, 2013 and 2012, respectively.
(d)	Includes $890 and $2,856 of residential mortgage loans held for sale measured at fair value at December 31, 2013, and 2012, respectively.
(e)	Includes $92 and $76 of residential mortgage loans measured at fair value at December 31, 2013 and 2012, respectively.
(f)

Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at December 31, 2013 – 855,305,745 (excludes 68,586,836 treasury shares) and December 31, 2012 – 882,152,057 (excludes 41,740,524 treasury shares).

(g)

458,000 shares of undesignated no par value preferred stock are authorized and unissued at December 31, 2013; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized, issued and outstanding at December 31, 2013; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference: 18,000 authorized, issued and outstanding at December 31, 2013 and 8.5% non-cumulative Series G convertible (into 2,159.8272 common shares) perpetual preferred stock with a $25,000 liquidation preference: 46,000 authorized and 16,450 issued and outstanding at December 31, 2012.

See Notes to Consolidated Financial Statements.

88   Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2013	2012	2011
Interest Income
Interest and fees on loans and leases	$3,447	3,574	3,613
Interest on securities	520	529	600
Interest on other short-term investments	6	4	5
Total interest income	3,973	4,107	4,218
Interest Expense
Interest on deposits	202	216	352
Interest on other short-term borrowings	6	8	4
Interest on long-term debt	204	288	305
Total interest expense	412	512	661
Net Interest Income	3,561	3,595	3,557
Provision for loan and lease losses	229	303	423
Net Interest Income After Provision for Loan and Lease Losses	3,332	3,292	3,134
Noninterest Income
Mortgage banking net revenue	700	845	597
Service charges on deposits	549	522	520
Corporate banking revenue	400	413	350
Investment advisory revenue	393	374	375
Card and processing revenue	272	253	308
Other noninterest income	879	574	250
Securities gains, net	21	15	46
Securities gains, net - non-qualifying hedges on mortgage servicing rights	13	3	9
Total noninterest income	3,227	2,999	2,455
Noninterest Expense
Salaries, wages and incentives	1,581	1,607	1,478
Employee benefits	357	371	330
Net occupancy expense	307	302	305
Technology and communications	204	196	188
Card and processing expense	134	121	120
Equipment expense	114	110	113
Other noninterest expense	1,264	1,374	1,224
Total noninterest expense	3,961	4,081	3,758
Income Before Income Taxes	2,598	2,210	1,831
Applicable income tax expense	772	636	533
Net Income	1,826	1,574	1,298
Less: Net income attributable to noncontrolling interests	(10)	(2)	1
Net Income Attributable to Bancorp	1,836	1,576	1,297
Dividends on preferred stock	37	35	203
Net Income Available to Common Shareholders	$1,799	1,541	1,094
Earnings Per Share	$2.05	1.69	1.20
Earnings Per Diluted Share	$2.02	1.66	1.18
Average common shares - basic	869,462,977	904,425,226	906,460,550
Average common shares - diluted	894,736,445	945,554,102	949,545,420
Cash dividends declared per common share	$0.47	0.36	0.28

See Notes to Consolidated Financial Statements.

89 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31 ($ in millions)	2013	2012	2011
Net income	$1,826	1,574	1,298
Other comprehensive (loss) income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities arising during the year	(295)	(63)	201
Reclassification adjustment for net losses (gains) included in net income	4	(10)	(37)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding (losses) gains on cash flow hedge derivatives arising during the year	(8)	24	58
Reclassification adjustment for net gains included in net income	(29)	(54)	(45)
Defined benefit pension plans:
Net actuarial gain (loss) arising during the year	25	(5)	(33)
Reclassification of amounts to net periodic benefit costs	10	13	12
Other comprehensive (loss) income	(293)	(95)	156
Comprehensive income	1,533	1,479	1,454
Less: Comprehensive income attributable to noncontrolling interests	(10)	(2)	1
Comprehensive income attributable to Bancorp	$1,543	1,481	1,453

See Notes to Consolidated Financial Statements.

90 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2010	$1,779	3,654	1,715	6,719	314	(130)	14,051	29	14,080
Net income				1,297			1,297	1	1,298
Other comprehensive income					156		156		156
Cash dividends declared:
Common stock at $0.28 per share				(257)			(257)		(257)
Preferred stock				(50)			(50)		(50)
Issuance of common stock	272		1,376				1,648		1,648
Redemption of preferred shares, Series F		(3,408)					(3,408)		(3,408)
Redemption of stock warrant			(280)				(280)		(280)
Accretion of preferred dividends, Series F		153		(153)			-		-
Impact of stock transactions under stock compensation plans, net			(21)			65	44		44
Noncontrolling interest							-	21	21
Other		(1)	2	(2)		1	-	(1)	(1)
Balance at December 31, 2011	2,051	398	2,792	7,554	470	(64)	13,201	50	13,251
Net income				1,576			1,576	(2)	1,574
Other comprehensive loss					(95)		(95)		(95)
Cash dividends declared:
Common stock at $0.36 per share				(325)			(325)		(325)
Preferred stock				(35)			(35)		(35)
Shares acquired for treasury			(23)			(627)	(650)		(650)
Impact of stock transactions under stock compensation plans, net			(11)			54	43		43
Other				(2)		3	1		1
Balance at December 31, 2012	2,051	398	2,758	8,768	375	(634)	13,716	48	13,764
Net income				1,836			1,836	(10)	1,826
Other comprehensive loss					(293)		(293)		(293)
Cash dividends declared:
Common stock at $0.47 per share				(407)			(407)		(407)
Preferred stock				(37)			(37)		(37)
Shares acquired for treasury			(78)			(1,242)	(1,320)		(1,320)
Issuance of preferred stock		1,034					1,034		1,034
Redemption of preferred stock, Series G		(398)	(142)			540	-		-
Impact of stock transactions under stock compensation plans, net			22			38	60		60
Other			1	(4)		3	-	(1)	(1)
Balance at December 31, 2013	$2,051	1,034	2,561	10,156	82	(1,295)	14,589	37	14,626

See Notes to Consolidated Financial Statements.

91 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2013	2012	2011
Operating Activities
Net income	$1,826	1,574	1,298
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	229	303	423
Depreciation, amortization and accretion	507	531	455
Stock-based compensation expense	78	69	59
Provision for deferred income taxes	253	271	437
Securities gains	(199)	(69)	(58)
Securities gains – non-qualifying hedges on mortgage servicing rights	(13)	(10)	(24)
Securities losses	178	54	12
Securities losses – non-qualifying hedges on mortgage servicing rights	-	7	15
(Recovery of) provision for MSR impairment	(192)	103	242
Net gains on sales of loans and fair value adjustments on loans held for sale	(372)	(278)	(145)
Bank premises and equipment impairment	6	21	-
Capitalized servicing rights	(250)	(305)	(236)
Loss on extinguishment of debt	8	169	-
Proceeds from sales of loans held for sale	22,047	22,044	14,783
Loans originated for sale, net of repayments	(19,003)	(21,439)	(15,199)
Dividends representing return on equity method investments	54	45	13
Gain on sales of Vantiv, Inc. shares and Vantiv, Inc. IPO	(336)	(272)	-
Net change in:
Trading securities	(131)	(28)	115
Other assets	(672)	4	(67)
Accrued taxes, interest and expenses	8	1	79
Other liabilities	569	(238)	164
Net Cash Provided by Operating Activities	4,595	2,557	2,366
Investing Activities
Sales:
Available-for-sale securities	9,328	2,521	2,471
Loans	657	275	371
Disposal of bank premises and equipment	33	13	35
Repayments / maturities:
Available-for-sale securities	3,191	4,100	3,502
Held-to-maturity securities	74	36	29
Purchases:
Available-for-sale securities	(16,216)	(6,813)	(5,689)
Bank premises and equipment	(274)	(362)	(319)
Proceeds from sales and dividends representing return of equity method investments	674	393	63
Net change in:
Other short-term investments	(2,695)	(640)	(267)
Loans and leases	(4,750)	(5,930)	(5,422)
Operating lease equipment	(206)	(126)	(59)
Net Cash Used in Investing Activities	(10,184)	(6,533)	(5,285)
Financing Activities
Net change in:
Core deposits	6,550	3,529	5,264
Certificates - $100,000 and over, including foreign office and other	3,208	279	(1,202)
Federal funds purchased	(618)	555	67
Other short-term borrowings	(4,900)	3,041	1,665
Dividends paid on common stock	(393)	(309)	(192)
Dividends paid on preferred stock	(37)	(35)	(50)
Proceeds from issuance of long-term debt	5,044	523	1,500
Repayment of long-term debt	(2,225)	(3,159)	(1,607)
Repurchases of treasury shares and related forward contracts	(1,320)	(650)	-
Issuance of common stock	-	-	1,648
Issuance of preferred stock	1,034	-	-
Redemption of preferred stock, Series F	-	-	(3,408)
Redemption of stock warrant	-	-	(280)
Capital contributions from noncontrolling interests	-	-	21
Other	(17)	(20)	(3)
Net Cash Provided By Financing Activities	6,326	3,754	3,423
Increase (Decrease) in Cash and Due from Banks	737	(222)	504
Cash and Due from Banks at Beginning of Period	2,441	2,663	2,159
Cash and Due from Banks at End of Period	$3,178	2,441	2,663

See Notes to Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to noncash investing and financing activities.

92 Fifth Third Bancorp

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

Purchased loans are evaluated for evidence of credit deterioration at acquisition and recorded at their initial fair value. For loans acquired with no evidence of credit deterioration, the fair value discount or premium is amortized over the contractual life of the loan as an adjustment to yield. For loans acquired with evidence of credit deterioration, the Bancorp determines at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). Subsequent to the purchase date, increases in expected cash flows over those expected at the purchase date are recognized prospectively as interest income over the remaining life of the loan. The present value of any decreases in expected cash flows resulting directly from a change in the contractual interest rate are recognized prospectively as a reduction of the accretable yield. The present value of any decreases in expected cash flows after the purchase date as a result of credit deterioration is recognized by recording an ALLL or a direct charge-off. Subsequent to the purchase date, the methods utilized to estimate the required ALLL are similar to originated loans. Loans carried at fair value, mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of this guidance on loans acquired with deteriorated credit quality.

The Bancorp’s lease portfolio consists of both direct financing and leveraged leases. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment.

93 Fifth Third Bancorp

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

Nonaccrual Loans

When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount, and amortization/accretion of deferred net loan fees are discontinued and all previously accrued and unpaid interest is charged against income. Commercial loans are placed on nonaccrual status when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due. Such loans are also placed on nonaccrual status when the principal or interest is past due 90 days or more, unless the loan is both well secured and in the process of collection. The Bancorp classifies residential mortgage loans that have principal and interest payments that have become past due 150 days as nonaccrual unless the loan is both well secured and in the process of collection. Residential mortgage loans may stay on nonperforming status for an extended time as the foreclosure process typically lasts longer than 180 days. During the fourth quarter of 2013, the Bancorp modified its nonaccrual policy for home equity loans and lines of credit. Home equity loans and lines of credit are reported on nonaccrual status if principal or interest has been in default for 90 days or more unless the loan is both well secured and in the process of collection. Home equity loans and lines of credit that have been in default for 60 days or more are also reported on nonaccrual status if the senior lien has been in default 120 days or more, unless the loan is both well secured and in the process of collection. Residential mortgage, home equity, automobile and other consumer loans and leases that have been modified in a TDR and subsequently become past due 90 days are placed on nonaccrual status unless the loan is both well secured and in the process of collection. Commercial and credit card loans that have been modified in a TDR are classified as nonaccrual unless such loans have sustained repayment performance of six months or greater and are reasonably assured of repayment in accordance with the restructured terms. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance.

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

Commercial loans on nonaccrual status, including those modified in a troubled debt restructuring, as well as criticized commercial loans with aggregate borrower relationships exceeding $1 million, are subject to an individual review to identify charge-offs. The Bancorp does not have an established delinquency threshold for partially or fully charging off commercial loans. Residential mortgage loans and credit card loans that have principal and interest payments that have become past due 180 days are assessed for a charge-off to the ALLL, unless such loans are both well-secured and in the process of collection. The Bancorp modified its charge-off policy for home equity loans and lines of credit in the fourth quarter of 2013 to assess for a charge-off to the ALLL when such loans or lines of credit have become past due 120 days if the senior lien is also 120 days past due, unless such loans are both well-secured and in the process of collection. Automobile and other consumer loans and leases that have principal and interest payments that have become past due 120 days are assessed for a charge-off to the ALLL, unless such loans are both well-secured and in the process of collection.

Restructured Loans

A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk. During the third quarter of 2012, the OCC, a national bank regulatory agency, issued interpretive guidance that requires non-reaffirmed loans included in Chapter 7 bankruptcy filings to be accounted for as nonperforming TDRs and collateral dependent loans regardless of their payment history and capacity to pay in the future. The Bancorp’s banking subsidiary is a state chartered bank which therefore is not subject to guidance of the OCC. The Bancorp does not consider the bankruptcy court’s discharge of the borrower’s debt a concession when the discharged debt is not reaffirmed, and as such these loans are classified as TDRs only if one or more of the previously mentioned concessions are granted.

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

94 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impaired Loans

A loan is considered to be impaired when, based on current information and events, it is probable that the Bancorp will be unable to collect all amounts due (including both principal and interest) according to the contractual terms of the loan agreement. Impaired loans generally consist of nonaccrual loans and leases, loans modified in a TDR and loans over $1 million that are currently on accrual status and not yet modified in a TDR, but for which the Bancorp has determined that it is probable that it will grant a payment concession in the near term due to the borrower’s financial difficulties. For loans modified in a TDR, the contractual terms of the loan agreement refer to the terms specified in the original loan agreement. A loan restructured in a TDR is no longer considered impaired in years after the restructuring if the restructuring agreement specifies a rate equal to or greater than the rate the Bancorp was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. Refer to the ALLL section for discussion regarding the Bancorp’s methodology for identifying impaired loans and determination of the need for a loss accrual.

Loans Held for Sale

Loans held for sale primarily represent conforming fixed rate residential mortgage loans originated or acquired with the intent to sell in the secondary market and jumbo residential mortgage loans, commercial loans and other consumer loans that management has the intent to sell. Loans held for sale may be carried at the lower of cost or fair value, or carried at fair value where the Bancorp has elected the fair value option of accounting under U.S. GAAP. The Bancorp has elected to measure residential mortgage loans originated as held for sale under the fair value option. For loans in which the Bancorp has not elected the fair value option, the lower of cost or fair value is determined at the individual loan level.

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

ALLL

The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage, and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the commercial portfolio segment include commercial and industrial, commercial mortgage owner-occupied, commercial mortgage non-owner occupied, commercial construction, and commercial leasing. The residential mortgage portfolio segment is also considered a class. Classes within the consumer portfolio segment include home equity, automobile, credit card, and other consumer loans and leases. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, see Note 6.

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

95 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loan Sales and Securitizations

The Bancorp periodically sells loans through either securitizations or individual loan sales in accordance with its investment policies. The sold loans are removed from the balance sheet and a net gain or loss is recognized in the Bancorp’s Consolidated Financial Statements at the time of sale. The Bancorp typically isolates the loans through the use of a VIE and thus is required to assess whether the entity holding the sold or securitized loans is a VIE and whether the Bancorp is the primary beneficiary and therefore consolidator of that VIE. If the Bancorp holds the power to direct activities most significant to the economic performance of the VIE and has the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE, then the Bancorp will generally be deemed the primary beneficiary of the VIE. If the Bancorp is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate. See Note 10 for further information on consolidated and non-consolidated VIEs.

The Bancorp’s loan sales and securitizations are generally structured with servicing retained. As a result, servicing rights resulting from residential mortgage loan sales are initially recorded at fair value and subsequently amortized in proportion to and over the period of estimated net servicing revenues and are reported as a component of mortgage banking net revenue, in the Consolidated Statements of Income. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speeds of the underlying loans, the weighted-average life, the discount rate, and the weighted-average coupon, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for impairment in the servicing portfolio. For purposes of measuring impairment, the mortgage servicing rights are stratified into classes based on the financial asset type (fixed rate vs. adjustable rate) and interest rates. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income in the Consolidated Statements of Income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

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

The Bancorp’s estimation process requires management to make subjective and complex judgments about matters that are inherently uncertain, such as future demand expectations, economic factors and the specific characteristics of the loans subject to repurchase. Such factors incorporate historical investor audit and repurchase demand rates, appeals success rates, historical loss severity, and any additional information obtained from the GSEs regarding future mortgage repurchase and file request criteria. At the

96 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

time of a loan sale, the Bancorp records a representation and warranty reserve at the estimated fair value of the Bancorp’s guarantee and continually updates the reserve during the life of the loan as losses in excess of the reserve become probable and reasonably estimable. The provision for the estimated fair value of the representation and warranty guarantee arising from the loan sales is recorded as an adjustment to the gain on sale, which is included in other noninterest income at the time of sale. Updates to the reserve are recorded in other noninterest expense.

Bank Premises and Equipment

Bank premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on estimated useful lives of the assets for book purposes, while accelerated depreciation is used for income tax purposes. Amortization of leasehold improvements is computed using the straight-line method over the lives of the related leases or useful lives of the related assets, whichever is shorter. Whenever events or changes in circumstances dictate, the Bancorp tests its long-lived assets for impairment by determining whether the sum of the estimated undiscounted future cash flows attributable to a long-lived asset or asset group is less than the carrying amount of the long-lived asset or asset group through a probability-weighted approach. In the event the carrying amount of the long-lived asset or asset group is not recoverable, an impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value. Maintenance, repairs and minor improvements are charged to noninterest expense in the Consolidated Statements of Income as incurred.

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

Deferred income tax assets and liabilities are determined using the balance sheet method and the net deferred tax asset or liability is reported in other assets or accrued taxes, interest and expenses in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and reflects enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more likely than not. This analysis is performed on a quarterly basis and includes an evaluation of all positive and negative evidence, such as the limitation on the use of any net operating losses, to determine whether realization is more likely than not.

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

97 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Goodwill is required to be tested for impairment at the Bancorp’s reporting unit level on an annual basis, which for the Bancorp is September 30, and more frequently if events or circumstances indicate that there may be impairment. The Bancorp has determined that its segments qualify as reporting units under U.S. GAAP.

Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Bancorp to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount (Step 0). In this qualitative assessment, the Bancorp evaluates events and circumstances which may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Bancorp, the performance of the Bancorp’s stock, the key financial performance metrics of the reporting units, and events affecting the reporting units. If, after assessing the totality of events and circumstances, the Bancorp determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. However, if the Bancorp concludes otherwise, it would then be required to perform the first step (Step 1) of the goodwill impairment test, and continue to the second step (Step 2), if necessary. Step 1 of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Step 2 of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

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

98 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

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

Pension Plans

The Bancorp uses an expected long-term rate of return applied to the fair market value of assets as of the beginning of the year and the expected cash flow during the year for calculating the expected investment return on all pension plan assets. Amortization of the net gain or loss resulting from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value) is included as a component of net periodic benefit cost. If, as of the beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation and the market-related value of plan assets, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan. The Bancorp uses a third-party actuary to compute the remaining service period of participating employees. This period reflects expected turnover, pre-retirement mortality, and other applicable employee demographics.

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

Accounting and Reporting Developments

Disclosures about Offsetting Assets and Liabilities

In December 2011, and clarified in January 2013, the FASB issued amended guidance related to disclosures about offsetting assets and liabilities. The amended guidance requires the Bancorp to disclose both gross information and net information about financial instruments, including derivatives, and transactions eligible for offset in the Consolidated Balance Sheets as well as financial instruments and transactions subject to agreements similar to a master netting arrangement. The amended guidance was required to be applied retrospectively and was effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The amended guidance was adopted by the Bancorp on January 1, 2013 and the required disclosures are included in Note 13.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued amended guidance related to amounts reclassified out of AOCI. The amended guidance requires the Bancorp to present, either on the face of the Consolidated Statements of Income or in the Notes to Consolidated Financial Statements, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety, the Bancorp is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amended guidance was effective prospectively for reporting periods beginning after December 15, 2012 and was adopted by the Bancorp on January 1, 2013. The required disclosures are included in Note 22.

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date

In February 2013, the FASB issued amended guidance relating to the measurement of obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. For the total amount of an obligation under an arrangement to be considered fixed at the reporting date, there can be no measurement uncertainty relating to the total amount of the obligation. The obligation resulting from joint and several liability arrangements would be measured initially as the sum of 1) the amount the Bancorp has agreed to pay on the basis of its arrangement among its co-obligors and 2) any additional amount the Bancorp expects to pay on behalf of its co-obligors. The amended guidance also would require the Bancorp to disclose the nature and amount of the obligation as well as information about the risks that such obligations pose to future cash flows. The amended guidance is effective for reporting periods beginning after December 15, 2013 and will be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of the fiscal year of adoption. The Bancorp adopted the amended guidance on

99 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2014 and the adoption did not have a material impact on the Bancorp’s Consolidated Financial Statements.

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes

In July 2013, the FASB issued amended guidance which permits the OIS to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amended guidance also removed a previous scope reference that required the same benchmark interest rate be used for similar hedges and that using different rates be rare and justified. The amended guidance was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 (i.e., the issuance date). The Bancorp’s adoption of the amended guidance did not have a material impact on the Bancorp’s Consolidated Financial Statements.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued amended guidance to clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Bancorp adopted the amended guidance on January 1, 2014 and the adoption of the amended guidance did not have a material impact on the Bancorp’s Consolidated Financial Statements.

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued amended guidance which would permit the Bancorp to make an accounting policy election to account for its investments in qualified affordable housing projects using a proportional amortization method if certain conditions are met. Under the proportional amortization method, the Bancorp would amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amended guidance would require disclosure of the nature of the Bancorp’s investments in qualified affordable housing projects, and the effect of the measurement of the investments in qualified affordable housing projects and the related tax credits on the Bancorp’s financial position and results of operation. The amended guidance would be applied retrospectively to all periods presented and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Bancorp is currently in the process of evaluating the impact of adopting the amended guidance on the Bancorp’s Consolidated Financial Statements.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, the FASB issued amended guidance that clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amended guidance requires interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The adoption of the amended guidance is not expected to have a material impact on the Bancorp’s Consolidated Financial Statements.

100 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments related to interest and income taxes, in addition to noncash investing and financing activities, are presented in the following table for the years ended December 31:

($ in millions)	2013	2012	2011
Cash payments:
Interest	$406	524	658
Income taxes	535	383	102

Noncash Investing and Financing Activities:
Portfolio loans to loans held for sale	641	62	143
Loans held for sale to portfolio loans	44	77	32
Portfolio loans to OREO	204	272	342
Loans held for sale to OREO	4	23	43

3. RESTRICTIONS ON CASH AND DIVIDENDS

The FRB, under Regulation D, requires that banks hold cash in reserve against deposit liabilities, known as the reserve requirement. The reserve requirement is calculated based on a two-week average of daily net transaction account deposits as defined by the FRB and may be satisfied with vault cash. When vault cash is not sufficient to meet the reserve requirement, the remaining amount must be satisfied with funds held at the FRB. At December 31, 2013 and 2012, the Bancorp’s banking subsidiary reserve requirement was $1.6 billion and $1.5 billion, respectively. Vault cash was not sufficient to meet the total reserve requirement; therefore, as of December 31, 2013 and 2012, the Bancorp’s banking subsidiary satisfied the remaining reserve requirement with $942 million and $1.1 billion, respectively, of the Bancorp’s total deposit at the FRB. The Bancorp’s total deposit at the FRB is held in other short-term investments in the Consolidated Balance Sheets.

The dividends paid by the Bancorp’s banking subsidiary are subject to regulations and limitations prescribed by state and federal supervisory agencies. Due to the regulations and limitations, the Bancorp’s banking subsidiary was prohibited from declaring dividends without also obtaining prior approval from supervisory agencies at December 31, 2013 and 2012. The Bancorp’s banking subsidiary paid the Bancorp’s nonbank subsidiary holding company, which in turn paid the Bancorp $859 million and $2.0 billion in dividends during the years ended December 31, 2013 and 2012, respectively.

The FRB issued guidelines known as CCAR, which provide a common, conservative approach to ensure BHCs, including the Bancorp, hold adequate capital to maintain ready access to funding, continue operations and meet their obligations to creditors and counterparties, and continue to serve as credit intermediaries, even in adverse conditions. The CCAR process requires the submission of a comprehensive capital plan that assumes a minimum planning horizon of nine quarters under various economic scenarios.

The mandatory elements of the capital plan are an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy. The capital plan must reflect the revised capital framework that the FRB adopted in connection with the implementation of the Basel III accord, including the framework’s minimum regulatory capital ratios and transition arrangements.

The FRB’s review of the capital plan will assess the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan.

Additionally, the FRB reviews the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratios as they transition to Basel III and above a Basel I Tier 1 common ratio of five percent under baseline and stressful conditions throughout a nine-quarter planning horizon.

The FRB issued stress testing rules that implement section 165(i)(1) and (i)(2) of the DFA. Large BHCs, including the Bancorp, are subject to the final stress testing rules. The rules require both supervisory and company-run stress tests, which provide forward-looking information to supervisors to help assess whether institutions have sufficient capital to absorb losses and support operations during adverse economic conditions.

In March 2013, the FRB announced it had completed the 2013 CCAR. For BHCs that proposed capital distributions in their plan, the FRB either objected to the plan or provided a non-objection whereby the FRB concurred with the proposed 2013 capital distributions. The FRB indicated to the Bancorp that it did not object to the following proposed capital actions for the period beginning April 1, 2013 and ending March 31, 2014: the potential increase in its quarterly common stock dividend to $0.12 per share; the potential repurchase of up to $750 million in TruPS, subject to the determination of a regulatory capital event and replacement with the issuance of a similar amount of Tier II-qualifying subordinated debt; the potential conversion of the $398 million in outstanding Series G 8.5% convertible preferred stock into approximately 35.5 million common shares issued to the holders and the repurchase an equivalent amount of common shares issued in the conversion up to $550 million in market value, and the issuance of $550 million in preferred shares; the potential repurchase of common shares in an amount up to $984 million, including any shares issued in a Series G preferred stock conversion; incremental repurchase of common shares in the amount of any after-tax gains from the sale of Vantiv, Inc stock and the potential issuance of an additional $500 million in preferred stock. Actions consistent with these proposed capital actions were substantially completed in 2013.

The DFA requires that BHCs with over $50 billion in consolidated assets that participated in the 2009 Supervisory Capital Assessment Program, including the Bancorp, conduct two stress tests each year. On May 13, 2013, the FRB launched the 2013 Mid-Cycle Stress Tests, which was submitted to the FRB in July 2013. The stress tests required the BHCs to develop their own baseline, adverse and severely adverse scenarios to reflect its individual operations and risks. Each BHC was required to release its results under the severely adverse scenario, which the Bancorp disclosed on its website on September 24, 2013.

101 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The FRB launched the 2014 stress testing program and CCAR on November 1, 2013. The stress testing results and capital plan were submitted by the Bancorp to the FRB on January 6, 2014.

The FRB expects to release summary results of the 2014 stress testing program and CCAR in March 2014. The results will include supervisory projections of capital ratios, losses and revenues under the supervisory adverse and supervisory severely adverse scenarios. The FRB will also issue an objection or non-objection to each participating institution’s capital plan submitted under CCAR. Additionally, as a CCAR institution Fifth Third is required to disclose its own estimates of results under the supervisory severely adverse scenario using the same consistently applied capital actions noted above, and to provide information related to risks included in its stress testing; a summary description of the methodologies used; estimates of aggregate pre-provision net revenue, losses, provisions, and pro forma capital ratios at the end of the forward-looking planning horizon of at least nine quarters; and an explanation of the most significant causes of changes in regulatory capital ratios. These disclosures are required by March 31, 2014 and are to be sent to the FRB and publicly disclosed.

4. SECURITIES

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and other and held-to-maturity securities portfolios as of December 31:

	2013				2012

($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$26	-	-	26	41	-	-	41
U.S. Government sponsored agencies	1,523	121	-	1,644	1,730	181	-	1,911
Obligations of states and political subdivisions	187	5	-	192	203	9	-	212
Agency mortgage-backed securities(a)	12,294	140	(150)	12,284	8,403	345	(18)	8,730
Other bonds, notes and debentures	3,514	76	(8)	3,582	3,161	119	(3)	3,277
Other securities(b)	865	5	(1)	869	1,033	3	-	1,036
Total	$18,409	347	(159)	18,597	14,571	657	(21)	15,207
Held-to-maturity:
Obligations of states and political subdivisions	$207	-	-	207	282	-	-	282
Other debt securities	1	-	-	1	2	-	-	2
Total	$208	-	-	208	284	-	-	284
(a)

Includes interest-only mortgage backed securities of $262 and $408 as of December 31, 2013 and 2012, respectively, recorded at fair value with fair value changes recorded in securities gains, net and securities gains, net – non-qualifying hedges on mortgage servicing rights in the Consolidated Statements of Income.

(b)

Other securities consist of FHLB and FRB restricted stock holdings of $402 and $349, respectively, at December 31, 2013 and, $497 and $347, respectively, at December 31, 2012, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities for the years ended December 31:

($ in millions)	2013	2012	2011
Realized gains	$77	75	75
Realized losses	(102)	(2)	-
OTTI	(74)	(58)	(19)
Net realized (losses) gains(a)	$(99)	15	56

(a) Excludes net gains on interest-only mortgage-backed securities of $129 for the year ended December 31, 2013.

Trading securities totaled $343 million as of December 31, 2013, compared to $207 million at December 31, 2012. Gross realized gains on trading securities were $1 million, $2 million and $1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Gross realized losses on trading securities were immaterial to the Bancorp for the years ended December 31, 2013 and 2012 and $7 million for the year ended December 31, 2011. Net unrealized gains on trading securities were $3 million, $1 million and $5 million at December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013 and 2012 securities with a fair value of $11.6 billion and $12.6 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

102 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected maturity distribution of the Bancorp’s agency mortgage-backed securities and the contractual maturity distribution of the Bancorp’s available-for-sale and other and held-to-maturity securities as of December 31, 2013 are shown in the following table:

	Available-for-Sale and Other		Held-to-Maturity

($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Under 1 year	$120	123	19	19
1-5 years	3,703	3,893	170	170
5-10 years	9,765	9,701	17	17
Over 10 years	3,956	4,011	2	2
Other securities	865	869	-	-
Total	$18,409	18,597	208	208
(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31:

	Less than 12 months		12 months or more		Total

($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2013
Agency mortgage-backed securities	$7,221	(150)	1	-	7,222	(150)
Other bonds, notes and debentures	595	(5)	132	(3)	727	(8)
Other securities	33	(1)	4	-	37	(1)
Total	$7,849	(156)	137	(3)	7,986	(159)
2012
Agency mortgage-backed securities	$1,784	(18)	-	-	1,784	(18)
Other bonds, notes and debentures	454	(3)	-	-	454	(3)
Other securities	1	-	-	-	1	-
Total	$2,239	(21)	-	-	2,239	(21)

Other-Than-Temporary Impairments

The Bancorp recognized $74 million, $58 million, and $19 million of OTTI on its available-for-sale and other debt securities, included in securities gains, net and securities gains, net – non-qualifying hedges on mortgage servicing rights, in the Bancorp’s Consolidated Statements of Income during the years ended December 31, 2013, 2012, and 2011, respectively. The Bancorp did not recognize OTTI on its held-to-maturity debt securities for the years ended December 31, 2013, 2012, and 2011. Less than one percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities at December 31, 2013 and 2012.

During the years ended December 31, 2013, 2012 and 2011, the Bancorp did not recognize OTTI on any of its available-for-sale equity securities.

103 Fifth Third Bancorp

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

The following table provides a summary of the total loans and leases classified by primary purpose as of December 31:

($ in millions)	2013	2012
Loans and leases held for sale:
Commercial and industrial loans	$31	39
Commercial mortgage loans	3	13
Commercial construction loans	2	9
Commercial leases	1	-
Residential mortgage loans	890	2,856
Other consumer loans and leases	17	22
Total loans and leases held for sale	$944	2,939
Portfolio loans and leases:
Commercial and industrial loans	$39,316	36,038
Commercial mortgage loans	8,066	9,103
Commercial construction loans	1,039	698
Commercial leases	3,625	3,549
Total commercial loans and leases	52,046	49,388
Residential mortgage loans	12,680	12,017
Home equity	9,246	10,018
Automobile loans	11,984	11,972
Credit card	2,294	2,097
Other consumer loans and leases	364	290
Total consumer loans and leases	36,568	36,394
Total portfolio loans and leases	$88,614	85,782

Total portfolio loans and leases are recorded net of unearned income, which totaled $700 million as of December 31, 2013 and $758 million as of December 31, 2012. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $111 million and $73 million as of December 31, 2013 and 2012, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $10.9 billion and $12.7 billion at December 31, 2013 and 2012, respectively, pledged at the FHLB, and loans of $33.5 billion and $30.9 billion at December 31, 2013 and 2012, respectively, pledged at the FRB.

The following table presents a summary of the total loans and leases owned by the Bancorp as of and for the years ended December 31:

	Balance		90 Days Past Due and Still Accruing		Net Charge-Offs

($ in millions)	2013	2012	2013	2012	2013	2012
Commercial and industrial loans	$39,347	36,077	$-	1	$168	165
Commercial mortgage loans	8,069	9,116	-	22	47	99
Commercial construction loans	1,041	707	-	1	4	25
Commercial leases	3,626	3,549	-	-	1	8
Residential mortgage loans	13,570	14,873	66	75	60	122
Home equity	9,246	10,018	-	58	97	157
Automobile loans	11,984	11,972	8	8	22	31
Credit card	2,294	2,097	29	30	78	74
Other consumer loans and leases	381	312	-	-	24	23
Total loans and leases	$89,558	88,721	$103	195	$501	704
Less: Loans held for sale	$944	2,939
Total portfolio loans and leases	$88,614	85,782

The Bancorp engages in commercial lease products primarily related to the financing of commercial equipment. The Bancorp had $3.0 billion of direct financing leases and $1.3 billion of leveraged leases at both of the years ended December 31, 2013 and 2012.

Pre-tax income from leveraged leases for 2013 was $25 million compared to pre-tax income in 2012 of $37 million. The tax effect of this income was an expense of $9 million in 2013 and a benefit of $6 million in 2012.

104 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the investment in lease financing at December 31:

($ in millions)	2013	2012
Rentals receivable, net of principal and interest on nonrecourse debt	$3,556	3,543
Estimated residual value of leased assets	754	760
Initial direct cost, net of amortization	15	16
Gross investment in lease financing	4,325	4,319
Unearned income	(700)	(758)
Net investment in lease financing(a)	$3,625	3,561
(a)	The accumulated allowance for uncollectible minimum lease payments was $53 million and $67 million at December 31, 2013 and 2012, respectively.

The Bancorp periodically reviews residual values associated with its leasing portfolio. Declines in residual values that are deemed to be other-than-temporary are recognized as a loss. The Bancorp recognized $13 million and $9 million of residual value write-downs related to commercial leases for the years ended December 31, 2013 and 2012, respectively. The residual value write-downs related to commercial leases are recorded in corporate banking revenue in the Consolidated Statements of Income. At December 31, 2013, the minimum future lease payments receivable for each of the years 2014 through 2018 was $664 million, $591 million, $505 million, $389 million and $289 million, respectively.

6. CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses

The following tables summarize transactions in the ALLL by portfolio segment:

For the year ended December 31, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance at January 1	$1,236	229	278	111	1,854
Losses charged off	(284)	(70)	(283)	-	(637)
Recoveries of losses previously charged off	64	10	62	-	136
Provision for loan and lease losses	42	20	168	(1)	229
Balance at December 31	$1,058	189	225	110	1,582

For the year ended December 31, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance at January 1	$1,527	227	365	136	2,255
Losses charged off	(358)	(129)	(350)	-	(837)
Recoveries of losses previously charged off	61	7	65	-	133
Provision for loan and lease losses	6	124	198	(25)	303
Balance at December 31	$1,236	229	278	111	1,854

For the year ended December 31, 2011 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance at January 1	$1,989	310	555	150	3,004
Losses charged off	(615)	(180)	(519)	-	(1,314)
Recoveries of losses previously charged off	61	7	74	-	142
Provision for loan and lease losses	92	90	255	(14)	423
Balance at December 31	$1,527	227	365	136	2,255

105 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of December 31, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$186 (c)	139	53	-	378
Collectively evaluated for impairment	872	50	172	-	1,094
Unallocated	-	-	-	110	110
Total ALLL	$1,058	189	225	110	1,582
Loans and leases:(b)
Individually evaluated for impairment	$1,560 (c)	1,325	496	-	3,381
Collectively evaluated for impairment	50,486	11,259	23,392	-	85,137
Loans acquired with deteriorated credit quality	-	4	-	-	4
Total portfolio loans and leases	$52,046	12,588	23,888	-	88,522

(a)    Includes $9 related to leveraged leases.

(b)    Excludes $92 of residential mortgage loans measured at fair value, and includes $881 of leveraged leases, net of unearned income.

(c)    Includes five restructured nonaccrual loans at December 31, 2013 associated with a consolidated variable interest entity, in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $28 and an allowance of $11.

As of December 31, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$95	137	62	-	294
Collectively evaluated for impairment	1,140	91	216	-	1,447
Loans acquired with deteriorated credit quality	1	1	-	-	2
Unallocated	-	-	-	111	111
Total ALLL	$1,236	229	278	111	1,854
Loans and leases:(b)
Individually evaluated for impairment	$980	1,298	544	-	2,822
Collectively evaluated for impairment	48,407	10,637	23,833	-	82,877
Loans acquired with deteriorated credit quality	1	6	-	-	7
Total portfolio loans and leases	$49,388	11,941	24,377	-	85,706
(a)	Includes $11 related to leveraged leases.
(b)	Excludes $76 of residential mortgage loans measured at fair value, and includes $862 of leveraged leases, net of unearned income.

106 Fifth Third Bancorp

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

The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of December 31, 2013 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$36,776	1,118	1,419	3	39,316
Commercial mortgage owner occupied loans	3,866	209	415	17	4,507
Commercial mortgage non-owner occupied loans	2,879	248	431	1	3,559
Commercial construction loans	855	32	152	-	1,039
Commercial leases	3,546	56	23	-	3,625
Total	$47,922	1,663	2,440	21	52,046

As of December 31, 2012 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$33,521	1,113	1,379	25	36,038
Commercial mortgage owner occupied loans	3,934	338	603	1	4,876
Commercial mortgage non-owner occupied loans	2,958	449	815	5	4,227
Commercial construction loans	444	59	195	-	698
Commercial leases	3,483	48	18	-	3,549
Total	$44,340	2,007	3,010	31	49,388

Consumer Portfolio Segment

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card, and other consumer loans and leases. The Bancorp’s residential mortgage portfolio segment is also a separate class. The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans is presented by class in the age analysis section below while the performing versus nonperforming status is presented in the table below. Residential mortgage loans that have principal and interest payments that have become past due 150 days are classified as nonperforming unless such loans are both well secured and in the process of collection. During the fourth quarter of 2013, the Bancorp modified its nonaccrual policy for home equity loans and lines of credit. Home equity loans and lines of credit are reported as nonperforming if principal or interest has been in default for 90 days or more unless the loan is both well secured and in the process of collection. Home equity loans and lines of credit that have been in default for 60 days or more are also reported as nonperforming if the senior lien has been in default 120 days or more, unless the loan is both well secured and in the process of collection. As a result of the modification of the nonaccrual policy for home equity loans and lines of credit, $46 million of home equity loans and lines of credit were reclassified from performing to nonperforming status during the fourth quarter of 2013. In addition, the Bancorp modified its charge-off policy during the fourth quarter of 2013. Home equity loans and lines of credit that have been in default 120 days or more are assessed for a charge-off if the senior lien has been in default

107 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

120 days or more. Residential mortgage, home equity, automobile and other consumer loans and leases that have been modified in a TDR and subsequently become past due 90 days are classified as nonperforming, unless the loan is both well secured and in the process of collection. Credit card loans that have been modified in a TDR are classified as nonperforming unless such loans have a sustained repayment performance of six months or greater and are reasonably assured of repayment in accordance with the restructured terms. Well secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance.

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments disaggregated into performing versus nonperforming status as of December 31:

	2013		2012

($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$12,423	165	11,704	237
Home equity	9,153	93	9,965	53
Automobile loans	11,982	2	11,970	2
Credit card	2,261	33	2,058	39
Other consumer loans and leases	364	-	289	1
Total	$36,183	293	35,986	332
(a)	Excludes $92 and $76 of loans measured at fair value at December 31, 2013 and 2012, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of December 31, 2013 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$39,118	53	145	198	39,316	-
Commercial mortgage owner occupied loans	4,423	15	69	84	4,507	-
Commercial mortgage non-owner occupied loans	3,515	9	35	44	3,559	-
Commercial construction loans	1,010	-	29	29	1,039	-
Commercial leases	3,620	-	5	5	3,625	-
Residential mortgage loans(a)(b)	12,284	73	231	304	12,588	66
Consumer:
Home equity	9,058	102	86	188	9,246	-
Automobile loans	11,919	55	10	65	11,984	8
Credit card	2,225	36	33	69	2,294	29
Other consumer loans and leases	362	2	-	2	364	-
Total portfolio loans and leases(a)	$87,534	345	643	988	88,522	103
(a)	Excludes $92 of loans measured at fair value.
(b)

Information for current residential mortgage loans includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2013, $81 of these loans were 30-89 days past due and $378 were 90 days or more past due. The Bancorp recognized $5 million of losses for the year ended December 31, 2013 due to claim denials and curtailments associated with these advances.

(c)	Includes accrual and nonaccrual loans and leases.

108 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Past Due
As of December 31, 2012 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$35,826	46	166	212	36,038	1
Commercial mortgage owner occupied loans	4,752	29	95	124	4,876	22
Commercial mortgage non-owner occupied loans	4,094	21	112	133	4,227	-
Commercial construction loans	622	-	76	76	698	1
Commercial leases	3,546	2	1	3	3,549	-
Residential mortgage loans(a)(b)	11,547	87	307	394	11,941	75
Consumer:
Home equity	9,782	126	110	236	10,018	58
Automobile loans	11,900	62	10	72	11,972	8
Credit card	2,025	38	34	72	2,097	30
Other consumer loans and leases	287	2	1	3	290	-
Total portfolio loans and leases(a)	$84,381	413	912	1,325	85,706	195

(a)	Excludes $76 of loans measured at fair value.
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

109 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans and Leases

Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp also performs an individual review on loans and leases that are restructured in a troubled debt restructuring. The Bancorp considers the current value of collateral, credit quality of any guarantees, the loan structure, and other factors when evaluating whether an individual loan or lease is impaired. Other factors may include the geography and industry of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower, and the Bancorp’s evaluation of the borrower’s management. Smaller balance homogenous loans or leases that are collectively evaluated for impairment are not included in the following tables.

The following table summarizes the Bancorp’s impaired loans and leases (by class) that were subject to individual review, which includes all loans and leases restructured in a troubled debt restructuring as December 31:

2013 ($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$870	759		145
Commercial mortgage owner occupied loans(b)	85	74		11
Commercial mortgage non-owner occupied loans	154	134		14
Commercial construction loans	68	54		5
Commercial leases	12	12		-
Restructured residential mortgage loans	1,081	1,052		139
Restructured consumer:
Home equity	377	373		39
Automobile loans	23	23		3
Credit card	59	58		11
Total impaired loans and leases with a related allowance	$2,729	2,539		367
With no related allowance recorded:
Commercial:
Commercial and industrial loans	$181	177		-
Commercial mortgage owner occupied loans	106	98		-
Commercial mortgage non-owner occupied loans	154	147		-
Commercial construction loans	77	63		-
Commercial leases	14	14		-
Restructured residential mortgage loans	313	273		-
Restructured consumer:
Home equity	43	39		-
Automobile loans	3	3		-
Total impaired loans and leases with no related allowance	891	814		-
Total impaired loans and leases	$3,620	3,353	(a)	367
(a)

Includes $869, $1,241 and $444, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $228, $84 and $52, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

(b)

Excludes five restructured nonaccrual loans at December 31, 2013 associated with a consolidated variable interest entity, in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $28, a recorded investment of $28, and an allowance of $11.

110 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 ($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$263	194		65
Commercial mortgage owner occupied loans	54	43		5
Commercial mortgage non-owner occupied loans	215	160		16
Commercial construction loans	48	37		5
Commercial leases	8	8		5
Restructured residential mortgage loans	1,067	1,023		137
Restructured consumer:
Home equity	400	396		46
Automobile loans	31	30		4
Credit card	74	74		12
Other consumer loans and leases	2	2		-
Total impaired loans and leases with a related allowance	$2,162	1,967		295
With no related allowance recorded:
Commercial:
Commercial and industrial loans	$207	169		-
Commercial mortgage owner occupied loans	107	99		-
Commercial mortgage non-owner occupied loans	209	199		-
Commercial construction loans	109	67		-
Commercial leases	5	5		-
Restructured residential mortgage loans	326	275		-
Restructured consumer:
Home equity	40	39		-
Automobile loans	3	3		-
Total impaired loans and leases with no related allowance	1,006	856		-
Total impaired loans and leases	$3,168	2,823	(a)	295
(a)

Includes $431, $1,175 and $480, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $177, $123 and $64, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

The following table summarizes the Bancorp’s average impaired loans and leases and interest income by class for the year ended December 31:

	2013		2012
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$517	16	448	4
Commercial mortgage owner occupied loans(a)	146	4	156	4
Commercial mortgage non-owner occupied loans	321	8	361	10
Commercial construction loans	108	4	160	2
Commercial leases	11	-	10	-
Restructured residential mortgage loans	1,311	53	1,276	47
Restructured consumer:
Home equity	429	23	439	24
Automobile loans	29	1	38	1
Credit card	68	4	80	4
Other consumer loans and leases	2	-	1	-
Total impaired loans and leases	$2,942	113	2,969	96
(a)

Excludes five restructured nonaccrual loans at December 31, 2013 associated with a consolidated variable interest entity, in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $28, an average recorded investment of $29, and an allowance of $11.

111 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; commercial and credit card TDRs which have not yet met the requirements to be classified as a performing asset; consumer TDRs which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. The following table summarizes the Bancorp’s nonperforming loans and leases, by class, as of December 31:

($ in millions)	2013	2012
Commercial:
Commercial and industrial loans	$281	330
Commercial mortgage owner occupied loans(a)	95	125
Commercial mortgage non-owner occupied loans	48	157
Commercial construction loans	29	76
Commercial leases	5	9
Total commercial loans and leases	458	697
Residential mortgage loans	166	237
Consumer:
Home equity	93	53
Automobile loans	1	2
Credit card	33	39
Other consumer loans and leases	-	1
Total consumer loans and leases	127	95
Total nonperforming loans and leases(b)(c)	$751	1,029
OREO and other repossessed property(d)	229	257
(a)

Excludes $21 of restructured nonaccrual loans at December 31, 2013 associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due the risk being assumed by a third party.

(b)	Excludes $6 and $29 of nonaccrual loans held for sale at December 31, 2013 and 2012, respectively.
(c)

Includes $10 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at both December 31, 2013 and 2012, and $2 and $1 of restructured nonaccrual government insured commercial loans at December 31, 2013 and 2012, respectively.

(d)	Excludes $77 and $72 of OREO related to government insured loans at December 31, 2013 and 2012, respectively.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of loans may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the related impairment as the difference between the estimated future cash flows, discounted at the original effective yield of the loan, expected to be collected on the modified loan and the carrying value of the loan. The resulting measurement may result in the need for minimal or no valuation allowance because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the recorded investment of the loan. Conversely, the Bancorp often recognizes an impairment loss as an increase to ALLL upon a modification that reduces the stated interest rate on a loan. If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL. At December 31, 2013, the Bancorp had $46 million in line of credit commitments and $40 million in letter of credit commitments to lend additional funds to borrowers whose terms have been modified in a TDR compared to $28 million and $25 million, respectively, at December 31, 2012.

112 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of loans modified in a TDR by the Bancorp during the year ended December 31:

2013 ($ in millions)(a)	Number of loans modified in a TDR during the year(b)	Recorded investment in loans modified in a TDR during the year	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	146	$ 604	39	44
Commercial mortgage owner occupied loans(c)	65	19	(2)	-
Commercial mortgage non-owner occupied loans	59	72	(7)	-
Commercial construction loans	4	34	(2)	-
Commercial leases	1	2	(5)	-
Residential mortgage loans	1,620	249	28	-
Consumer:
Home equity	695	37	(1)	-
Automobile loans	499	14	1	-
Credit card	8,202	50	7	-
Total portfolio loans and leases	11,291	$ 1,081	58	44

2012 ($ in millions)(a)	Number of loans modified in a TDR during the year(b)	Recorded investment in loans modified in a TDR during the year	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	108	$ 84	(7)	9
Commercial mortgage owner occupied loans	67	53	(8)	2
Commercial mortgage non-owner occupied loans	67	91	(7)	-
Commercial construction loans	17	38	(4)	-
Commercial leases	8	7	1	-
Residential mortgage loans	1,758	340	35	-
Consumer:
Home equity	1,343	82	1	-
Automobile loans	1,289	23	2	-
Credit card	11,407	75	11	-
Total portfolio loans and leases	16,064	$ 793	24	11
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
(b)	Represents number of loans post-modification.
(c)

Excludes five loans modified in a TDR during the year ended December 31, 2013 associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party. The TDR resulted in a $7 increase to the ALLL and a $2 charge-off at modification and has a recorded investment of $28.

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

113 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of subsequent defaults that occurred during the years ended December 31, 2013 and 2012 and within 12 months of the restructuring date:

December 31, 2013 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	6	$11
Commercial mortgage owner occupied loans	7	1
Residential mortgage loans	375	58
Consumer:
Home equity	65	4
Automobile loans	4	-
Credit card	1,768	11
Total portfolio loans and leases	2,225	$85

December 31, 2012 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	2	$3
Commercial mortgage owner occupied loans	3	2
Commercial mortgage non-owner occupied loans	2	1
Commercial construction loans	2	3
Residential mortgage loans	332	57
Consumer:
Home equity	101	7
Automobile loans	42	-
Credit card (revised)	1,832	13
Total portfolio loans and leases	2,316	$86
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

114 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. BANK PREMISES AND EQUIPMENT

The following is a summary of bank premises and equipment at December 31:

($ in millions)	Estimated Useful Life	2013	2012
Land and improvements		$838	841
Buildings	2 to 30 yrs.	1,763	1,692
Equipment	1 to 30 yrs.	1,581	1,460
Leasehold improvements	5 to 30 yrs.	397	386
Construction in progress		118	141
Accumulated depreciation and amortization		(2,166)	(1,978)
Total		$2,531	2,542

Depreciation and amortization expense related to bank premises and equipment was $245 million in 2013, $233 million in 2012 and $224 million in 2011.

For the years ended 2013 and 2012, the Bancorp recorded charges of $6 million and $21 million, respectively, of lower of cost or market adjustments associated with bank premises. These adjustments were generally based on appraisals of the underlying bank premises less estimated selling costs. The recognized impairment losses were recorded in other noninterest income in the Consolidated Statements of Income.

Gross occupancy expense for cancelable and noncancelable leases was $98 million in 2013 and $99 million in 2012 and 2011, which was reduced by rental income from leased premises of $16 million in 2013, $17 million in 2012 and $19 million in 2011. The Bancorp’s subsidiaries have entered into a number of noncancelable and capital lease agreements with respect to bank premises and equipment.

The following table provides the annual future minimum payments under capital leases and noncancelable operating leases at December 31, 2013:

($ in millions)	Operating Leases	Capital Leases
Year ending December 31,
2014	$91	8
2015	88	7
2016	82	4
2017	75	-
2018	71	-
Thereafter	339	-
Total minimum lease payments	$746	19
Less: Amounts representing interest	-	1
Present value of net minimum lease payments	-	18

8. GOODWILL

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. During the fourth quarter of 2008, the Bancorp determined that the Commercial Banking and Consumer Lending segments’ goodwill carrying amounts exceeded their associated implied fair values by $750 million and $215 million, respectively. The resulting $965 million goodwill impairment charge was recorded in the fourth quarter of 2008 and represents the total amount of accumulated impairment losses as of December 31, 2013.

Changes in the net carrying amount of goodwill, by reporting unit, for the years ended December 31, 2013 and 2012 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Total
Net carrying value as of December 31, 2011	$613	1,656	-	148	2,417
Acquisition activity	-	(1)	-	-	(1)
Net carrying value as of December 31, 2012	$613	1,655	-	148	2,416
Acquisition activity	-	-	-	-	-
Net carrying value as of December 31, 2013	$613	1,655	-	148	2,416

The Bancorp completed its annual goodwill impairment test as of September 30, 2013 by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Bancorp evaluated events and circumstances since the date of the last quantitative impairment test including the results of that test, macroeconomic conditions, banking industry and market conditions, and key financial metrics of the Bancorp as well as segment and overall Bancorp financial performance. After assessing the totality of the events and circumstances, the Bancorp determined that it was not more likely than not that the fair value of each of its reporting units was less than their carrying amounts and, therefore, the first and second steps of the quantitative goodwill impairment test were deemed unnecessary.

115 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INTANGIBLE ASSETS

Intangible assets consist of core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. Intangible assets have an estimated remaining weighted-average life at December 31, 2013 of 4.1 years.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of December 31, 2013
Core deposit intangibles	$154	(141)	-	13
Other	45	(39)	-	6
Total intangible assets	$199	(180)	-	19
As of December 31, 2012
Core deposit intangibles	$180	(160)	-	20
Other	44	(37)	-	7
Total intangible assets	$224	(197)	-	27

As of December 31, 2013, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets for the years ended December 31, 2013, 2012 and 2011 was $8 million, $13 million and $22 million, respectively.

The Bancorp’s projections of amortization expense shown below are based on existing asset balances as of December 31, 2013. Future amortization expense may vary from these projections. Estimated amortization expense for the years ending December 31, 2014 through 2018 is as follows:

($ in millions)	Total
2014	$5
2015	2
2016	2
2017	2
2018	2

116 Fifth Third Bancorp

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

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Bancorp’s Consolidated Balance Sheets as of:

December 31, 2013 ($ in millions)	Automobile Loan Securitization	CDC Investments	Total
Assets:
Cash and due from banks	$49	-	49
Commercial mortgage loans	-	48	48
Automobile loans(a)	1,010	-	1,010
ALLL	(2)	(13)	(15)
Other assets	11	2	13
Total assets	$1,068	37	1,105
Liabilities:
Other liabilities	$1	-	1
Long-term debt	1,048	-	1,048
Total liabilities	$1,049	-	1,049
Noncontrolling interests	-	37	37
(a) Net of $52 of unamortized fees and discounts.

December 31, 2012 ($ in millions)		CDC Investments	Total
Assets:
Commercial mortgage loans		$50	50
ALLL		(5)	(5)
Other assets		3	3
Total assets		$48	48
Noncontrolling interests		48	48

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

CDC Investments

CDC, a wholly owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing

117 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. CDC serves as the managing member of certain LLCs invested in business revitalization projects. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor member’s investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Bancorp’s Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at December 31, 2013 and 2012 was $21 million and $18 million, respectively, which is based on an amount required to meet the investor members’ defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Bancorp’s Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

As of December 31, 2013 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,436	407	1,436
Private equity investments	204	-	294
Loans provided to VIEs	1,830	-	2,792
Automobile loan securitization	4	-	4
Restructured loans	1	-	1

As of December 31, 2012 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,442	394	1,442
Private equity investments	189	-	310
Loans provided to VIEs	1,622	-	2,465
Restructured loans	2	-	2

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

Private Equity Investments

The Bancorp, through a wholly owned subsidiary, invests as a limited partner in private equity funds which provide the Bancorp an opportunity to obtain higher rates of return on invested capital, while also creating cross-selling opportunities for the Bancorp’s commercial products. Each of the limited partnerships has an unrelated third-party general partner responsible for appointing the fund manager. The Bancorp has not been appointed fund manager for any of these private equity funds. The funds finance primarily all of their activities from the partners’ capital contributions and investment returns. Under the VIE consolidation guidance still applicable to the funds, the Bancorp has determined that it is not the primary beneficiary of the funds because it does not absorb a majority of the funds’ expected losses or receive a majority of the funds’ expected residual returns. Therefore, the Bancorp accounts for its investments in these limited partnerships under the equity method of accounting.

The Bancorp is exposed to losses arising from negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, are included in the previous tables. Also, as of December 31, 2013 and 2012, the unfunded commitment amounts to the funds were $90 million and $121 million, respectively. The Bancorp made capital contributions of $31 million and $61 million to private equity funds during 2013 and 2012, respectively. Additionally, in response to the issuance of the Volcker Rule in the fourth quarter of 2013, the Bancorp recognized $4 million of OTTI on its investments in private equity funds. See Note 27 for further information.

118 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs, included in commercial loans in the Consolidated Balance Sheets, are included in the previous tables for all periods presented. Also, as of December 31, 2013 and 2012, the Bancorp’s unfunded commitments to these entities were $962 million and $843 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Automobile Loan Securitization

In March of 2013, the Bancorp recognized an immaterial loss on the securitization and sale of certain automobile loans with a carrying amount of approximately $509 million. The securitization and the resulting sale of all underlying securities qualified for sale accounting. The Bancorp has concluded that it is not the primary beneficiary of the trust because it has neither the obligation to absorb losses of the entity that could potentially be significant to the VIE nor the right to receive benefits from the entity that could potentially be significant to the VIE. The Bancorp is not required and does not currently intend to provide any additional financial support to the trust. Investors and creditors only have recourse to the assets held by the trust. The interest the Bancorp holds in the VIE relates to servicing rights that are included in the Bancorp’s Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset.

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

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs is limited to the equity investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. Due to the VIEs’ short-term cash deficit projections at the restructuring dates, the Bancorp determined that the initial fair value of its equity investments in these VIEs was zero. As of December 31, 2013 and 2012, the Bancorp’s carrying value of these equity investments was immaterial to the Bancorp’s Consolidated Balance Sheets. Additionally, the Bancorp had outstanding loans to these VIEs, included in commercial loans in the Consolidated Balance Sheets, which are included in the previous tables for all periods presented. The Bancorp had no unfunded loan commitments to these VIEs as of December 31, 2013 and 2012. The loans to these VIEs are included in the Bancorp’s overall analysis of the ALLL. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

119 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SALES OF RECEIVABLES AND SERVICING RIGHTS

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

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during 2013, 2012, and 2011. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Consolidated Statements of Income, for the years ended December 31 is as follows:

($ in millions)	2013	2012	2011
Residential mortgage loan sales	$21,529	21,574	14,733

Origination fees and gains on loan sales	453	821	396
Servicing fees	251	250	234

Servicing Assets

The following table presents changes in the servicing assets related to residential mortgage and automobile loans for the years ended December 31:

($ in millions)	2013	2012
Carrying amount before valuation allowance as of the beginning of the period	$1,358	1,239
Servicing obligations that result from the transfer of residential mortgage loans	244	305
Servicing obligations that result from the transfer of automobile loans	6	-
Amortization	(168)	(186)
Carrying amount before valuation allowance	1,440	1,358
Valuation allowance for servicing assets:
Beginning balance	(661)	(558)
Recovery of (provision for) MSR impairment	192	(103)
Ending balance	(469)	(661)
Carrying amount as of the end of the period	$971	697

Amortization expense recognized on servicing rights for the years ended December 31, 2013, 2012 and 2011 was $168 million, $186 million and $135 million, respectively. The Bancorp’s projections of amortization expense shown below are based on existing asset balances as of December 31, 2013. Future amortization expense may vary from these projections.

Estimated amortization expense for the years ending December 31, 2014 through 2018 is as follows:

($ in millions)	Total
2014	$95
2015	88
2016	81
2017	76
2018	71

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

120 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table displays the beginning and ending fair value of the servicing assets for the years ended December 31:

($ in millions)	2013	2012
Fixed rate residential mortgage loans:
Beginning balance	$664	649
Ending balance	929	664
Adjustable rate residential mortgage loans:
Beginning balance	33	32
Ending balance	38	33
Fixed rate automobile loans:
Beginning balance	-	-
Ending balance	4	-

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2013	2012	2011
Securities gains, net - non-qualifying hedges on MSRs	$13	3	9
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	(30)	63	344
Recovery of (provision for) MSR impairment (Mortgage banking net revenue)	192	(103)	(242)

As of December 31, 2013 and 2012, the key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the years ended December 31 were as follows:

		2013				2012

	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate
Residential mortgage loans:
Servicing assets	Fixed	7.3	9.1%	10.2%	N/A	6.9	9.6%	10.4%	N/A
Servicing assets	Adjustable	3.6	22.8	11.5	N/A	3.8	22.0	11.4	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At December 31, 2013 and 2012, the Bancorp serviced $69.2 billion and $62.5 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At December 31, 2013, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed Assumption				Residual Servicing Cash Flows
		Fair	Weighted- Average Life (in		Impact of Adverse Change on Fair Value			Discount	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value	years)	Rate	10%	20%	50%	Rate	10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$929	6.8	10.3%	$(36)	(69)	(157)	10.4%	$(37)	(72)
Servicing assets	Adjustable	38	3.2	25.6	(2)	(3)	(7)	11.6	(1)	(2)
(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

121 Fifth Third Bancorp

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of December 31, 2013 and 2012, the balance of collateral held by the Bancorp for derivative assets was $514 million and $927 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of December 31, 2013 and 2012 was $12 million and $18 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of December 31, 2013 and 2012, the balance of collateral posted by the Bancorp for derivative liabilities was $559 million and $785 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of December 31, 2013 and 2012, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to the Bancorp’s Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Consolidated Financial Statements.

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

The fair value of derivative instruments is presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Derivative instruments with a positive fair value are reported in other assets in the Consolidated Balance Sheets while derivative instruments with a negative fair value are reported in other liabilities in the Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative instruments are not added to or netted against the fair value amounts. For further information on offsetting derivatives, see Note 13 of the Notes to Consolidated Financial Statements.

122 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Consolidated Balance Sheets as of:

		Fair Value
December 31, 2013 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$3,205	292	13
Total fair value hedges		292	13
Cash flow hedges:
Interest rate swaps related to C&I loans	2,200	40	21
Total cash flow hedges		40	21
Total derivatives designated as qualifying hedging instruments		332	34
Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	4,092	141	14
Forward contracts related to held for sale mortgage loans	1,448	13	1
Stock warrant associated with Vantiv Holding, LLC	664	384	-
Swap associated with the sale of Visa, Inc. Class B shares	947	-	48
Total free-standing derivatives - risk management and other business purposes		538	63
Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	28,112	329	339
Interest rate lock commitments	924	12	1
Commodity contracts	3,300	66	65
Foreign exchange contracts	19,688	276	252
Total free-standing derivatives - customer accommodation		683	657
Total derivatives not designated as qualifying hedging instruments		1,221	720
Total		$1,553	754

		Fair Value
December 31, 2012 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$2,880	558	-
Total fair value hedges		558	-
Cash flow hedges:
Interest rate floors related to C&I loans	1,500	22	-
Interest rate swaps related to C&I loans	1,000	60	-
Interest rate caps related to long-term debt	500	-	-
Interest rate swaps related to long-term debt	250	-	1
Total cash flow hedges		82	1
Total derivatives designated as qualifying hedging instruments		640	1
Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	10,177	219	-
Forward contracts related to held for sale mortgage loans	5,322	2	14
Stock warrant associated with Vantiv Holding, LLC	416	177	-
Swap associated with the sale of Visa, Inc. Class B shares	644	-	33
Total free-standing derivatives - risk management and other business purposes		398	47
Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	27,354	586	602
Interest rate lock commitments	4,894	60	-
Commodity contracts	3,084	87	82
Foreign exchange contracts	17,297	201	183
Derivative instruments related to equity linked CDs	5	-	-
Total free-standing derivatives - customer accommodation		934	867
Total derivatives not designated as qualifying hedging instruments		1,332	914
Total		$1,972	915

123 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of December 31, 2013 and 2012, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Income:

For the year ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2013	2012	2011
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(279)	(104)	220
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	276	107	(227)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of December 31, 2013, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of December 31, 2013, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 71 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income while reclassified gains and losses on interest rate contracts related to long-term debt are recorded within interest expense in the Consolidated Statements of Income. As of December 31, 2013 and 2012, $13 million and $50 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Consolidated Balance Sheets. As of December 31, 2013, $25 million in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2013.

During 2013, there were no gains or losses reclassified from accumulated other comprehensive income into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the net gains (losses) recorded in the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

For the year ended December 31 ($ in millions)	2013	2012	2011
Amount of net (losses) gains recognized in OCI	$(13)	37	89
Amount of net gains reclassified from OCI into net income	44	83	69
Amount of ineffectiveness recognized in other noninterest income	-	-	1

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

124 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In conjunction with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC, the Bancorp received a warrant and issued a put option, which are accounted for as free-standing derivatives. The put option expired as a result of the Vantiv, Inc. initial public offering in March of 2012. Refer to Note 27 for further discussion of significant inputs and assumptions used in the valuation of the warrant.

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

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

For the year ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2013	2012	2011
Interest rate contracts:
Forward contracts related to mortgage loans held for sale	Mortgage banking net revenue	$24	28	(128)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	(30)	63	345
Interest rate swaps related to long-term debt	Other noninterest income	-	2	7
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	5	-	-
Equity contracts:
Stock warrant associated with Vantiv Holding, LLC	Other noninterest income	206	66	32
Put option associated with Vantiv Holding, LLC	Other noninterest income	-	1	7
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(31)	(45)	(83)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of December 31, 2013 and 2012, the total notional amount of the risk participation agreements was $1.2 billion and $1.0 billion, respectively, and the fair value was a liability of $3 million at December 31, 2013 and $2 million at December 31, 2012, which is included in interest rate contracts for customers. As of December 31, 2013, the risk participation agreements had an average remaining life of 3.0 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table:

At December 31 ($ in millions)	2013	2012
Pass	$1,153	993
Special mention	38	-
Substandard	12	13
Total	$1,203	1,006

125 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

For the year ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2013	2012	2011
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$29	30	28
Interest rate contracts for customers (credit losses)	Other noninterest expense	(3)	(2)	(13)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	7	6	13
Interest rate lock commitments	Mortgage banking net revenue	58	417	206
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	7	7	8
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	-	2	-
Foreign exchange contracts:
Foreign exchange contracts - customers (contract revenue)	Corporate banking revenue	69	65	47
Foreign exchange contracts - customers (credit portion of fair value adjustment)	Other noninterest expense	(2)	2	1

126 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. OFFSETTING DERIVATIVE FINANCIAL INSTRUMENTS

The Bancorp’s derivative transactions are generally governed by ISDA Master Agreements and similar arrangements, which include provisions governing the setoff of assets and liabilities between the parties. When the Bancorp has more than one outstanding derivative transaction with a single counterparty, the setoff provisions contained within these agreements generally allow the non-defaulting party the right to reduce its liability to the defaulting party by amounts eligible for setoff, including the collateral received as well as eligible offsetting transactions with that counterparty, irrespective of the currency, place of payment, or booking office. The Bancorp’s policy is to present its derivative assets and derivative liabilities on the Consolidated Balance Sheets on a gross basis, even when provisions allowing for setoff are in place.

Collateral amounts included in the table below consist primarily of cash and highly-rated government-backed securities.

	Gross Amount Recognized in the	Gross Amounts Not Offset in the Consolidated Balance Sheet
December 31, 2013 ($ in millions)	Consolidated Balance Sheet(a)	Derivatives	Collateral(b)	Net Amount

Assets
Derivatives	$ 1,157	(321)	(390)	$446
Total assets	1,157	(321)	(390)	446

Liabilities
Derivatives	753	(321)	(302)	130
Total liabilities	$ 753	(321)	(302)	$130

	Gross Amount Recognized in the	Gross Amounts Not Offset in the Consolidated Balance Sheet
December 31, 2012 ($ in millions)	Consolidated Balance Sheet(a)	Derivatives	Collateral(b)	Net Amount

Assets
Derivatives	$ 1,735	(291)	(794)	$650
Total assets	1,735	(291)	(794)	650

Liabilities
Derivatives	915	(291)	(505)	119
Total liabilities	$ 915	(291)	(505)	$119
(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and interest rate lock commitments because these instruments are not subject to master netting or similar arrangement.
(b)

Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Consolidated Balance Sheets were excluded from this table.

14. OTHER ASSETS

The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2013	2012
Partnership investments	$1,687	1,657
Bank owned life insurance	1,587	1,547
Derivative instruments	1,553	1,972
Accounts receivable and drafts-in-process	1,433	1,155
Bankers’ acceptances	763	398
Investment in Vantiv Holding, LLC	423	563
Accrued interest receivable	361	369
OREO and other repossessed personal property	306	329
Prepaid expenses	94	80
Income tax receivable	12	10
Other	139	124
Total	$8,358	8,204

CDC, a wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks, which are included above in partnership investments. In addition, Fifth Third Capital Holdings, a wholly owned subsidiary of the Bancorp, invests as a direct private equity investor and as a limited partner in private equity funds, which are included above as partnership investments. The Bancorp has determined that these partnership investments are VIEs and the Bancorp’s investments represent variable interests. See Note 10 for further information. Additionally, in response to the issuance of the Volcker Rule in the fourth quarter of 2013, the

127 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bancorp recognized $4 million of OTTI on its investments in private equity funds. See Note 27 for further information.

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

The Bancorp utilizes derivative instruments as part of its overall risk management strategy to reduce certain risks related to interest rate, prepayment and foreign currency volatility. The Bancorp also holds derivatives instruments for the benefit of its commercial customers and for other business purposes. For further information on derivative instruments, see Note 12.

A bankers’ acceptance is created when a time draft is drawn on and accepted by a bank. By accepting the draft, the bank assumes the credit risk of the underlying obligor, usually the buyer or the seller of goods or their bank, and makes an unconditional promise to pay the holder of the draft the amount of the draft at maturity, which is generally less than one year from the date of the draft. When the Bancorp is the accepting bank, it records the full amount of the acceptance in both other assets and other liabilities in the Consolidated Balance Sheets.

In 2009, the Bancorp sold an approximate 51% interest in its processing business, Vantiv Holding, LLC. As a result of additional share sales completed by the Bancorp in 2012 and 2013, the Bancorp’s current ownership share in Vantiv Holding, LLC is approximately 25%. The Bancorp’s ownership in Vantiv Holding, LLC is accounted for under the equity method of accounting. See Note 19 for further information.

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

A summary of short-term borrowings and weighted-average rates follows:

	2013		2012
($ in millions)	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased	$284	0.03%	$901	0.10%
Other short-term borrowings	1,380	0.09	6,280	0.15
Average for the years ended December 31:
Federal funds purchased	$503	0.12%	$560	0.14%
Other short-term borrowings	3,024	0.18	4,246	0.18
Maximum month-end balance for the years ended December 31:
Federal funds purchased	$925		$901
Other short-term borrowings	8,001		6,330

128 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. LONG-TERM DEBT

The following table is a summary of the Bancorp’s long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2013	2012
Parent Company
Senior:
Fixed-rate notes			$-	758
Fixed-rate notes	2016	3.625%	999	999
Fixed-rate notes	2022	3.50%	497	497
Subordinated:(b)
Floating-rate notes	2016	0.67%	250	250
Fixed-rate notes	2017	5.45%	558	583
Fixed-rate notes	2018	4.50%	555	584
Fixed-rate notes	2024	4.30%	748	-
Fixed-rate notes	2038	8.25%	1,150	1,330
Junior subordinated:(a)
Fixed-rate notes			-	750
Subsidiaries
Senior:
Floating-rate bank notes			-	500
Fixed-rate notes	2016	1.15%	1,000	-
Fixed-rate notes	2016	0.90%	400	-
Floating-rate notes	2016	0.75%	750	-
Floating-rate notes	2016	0.67%	300	-
Fixed-rate notes	2018	1.45%	587	-
Subordinated:(b)
Fixed-rate bank notes	2015	4.75%	524	546
Junior subordinated:(a)
Floating-rate debentures	2035	1.67% - 1.94%	51	50
FHLB advances	2015-2041	0.05% - 6.87%	44	53
Notes associated with consolidated VIE:
Automobile loan securitization:
Fixed-rate notes	2014-2020	0.25% - 1.30%	1,048	-
Other	2014-2039	Varies	172	185
Total			$9,633	7,085
(a)	Qualify as Tier I capital for regulatory capital purposes. See Note 28 for further information.
(b)	Qualify as Tier II capital for regulatory capital purposes.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the above table. The aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2013, are presented in the following table:

($ in millions)	Parent	Subsidiaries	Total
2014	$-	157	157
2015	-	526	526
2016	1,249	2,842	4,091
2017	558	390	948
2018	555	592	1,147
Thereafter	2,395	369	2,764
Total	$4,757	4,876	9,633

At December 31, 2013, the Bancorp had outstanding principal balances of $9.4 billion, net discounts of $21 million and additions for mark-to-market adjustments on its hedged debt of $278 million. At December 31, 2012, the Bancorp had outstanding principal balances of $6.5 billion, net discounts of $20 million and additions for mark-to-market adjustments on its hedged debt of $555 million. The Bancorp was in compliance with all debt covenants at December 31, 2013.

PARENT COMPANY LONG-TERM BORROWINGS

Senior Notes

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

129 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts of the notes will be due upon maturity on March 15, 2022. The notes are not subject to redemption at the Bancorp’s option at any time until 30 days prior to maturity.

Subordinated Debt

The subordinated floating-rate notes due in 2016 pay interest at three-month LIBOR plus 42 bps. The Bancorp has entered into interest rate swaps to convert its subordinated fixed-rate notes due in 2017 and 2018 to floating-rate, which pay interest at three-month LIBOR plus 42 bps and 25 bps, respectively, at December 31, 2013. The rates paid on the swaps hedging the subordinated floating-rate notes due in 2017 and 2018 were 0.66% and 0.49%, respectively, at December 31, 2013. Of the $1.0 billion in 8.25% subordinated fixed rate notes due in 2038, $705 million were subsequently hedged to floating and paid a rate of 3.29% at December 31, 2013.

On November 20, 2013, the Bancorp issued and sold $750 million of 4.30% unsecured subordinated fixed rate notes with a maturity date of January 16, 2024. These fixed rate notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Junior Subordinated Debt

The Bancorp redeemed all $750 million of the outstanding TruPS issued by Fifth Third Capital Trust IV on December 30, 2013. These securities had a distribution rate of 6.50% and a scheduled maturity date of April 1, 2067. Pursuant to the terms of the TruPS, the securities of Fifth Third Capital Trust IV were redeemable within ninety days of a Capital Treatment Event. The Bancorp determined that a Capital Treatment Event occurred upon the publication of a Final Rule regarding Regulatory Capital Rules jointly by the Federal Reserve System and the Office of the Comptroller of the Currency. The redemption price was $1,000 per security, which reflected 100% of the liquidation amount, plus accrued and unpaid distributions to the actual redemption date of $10 million. The Bancorp recognized an $8 million loss on the extinguishment of this debt within other noninterest expense in the Consolidated Statements of Income.

SUBSIDIARY LONG-TERM BORROWINGS

Senior and Subordinated Debt

Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by the Bancorp’s banking subsidiary. On February 25, 2013, the Bancorp’s banking subsidiary updated and amended its existing global bank note program. The amended global bank note program increased the Bank’s capacity to issue its senior and subordinated unsecured bank notes from $20 billion to $25 billion. As of December 31, 2013, $21.5 billion was available for future issuance under the global bank note program. For the subordinated fixed-rate bank notes due in 2015, the Bancorp entered into interest rate swaps to convert the fixed-rate debt into floating rate. At December 31, 2013, the weighted-average rate paid on the swaps was 0.34%.

On February 28, 2013, the Bank issued and sold, under its amended bank notes program, $1.3 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of: $600 million of 1.45% senior fixed rate notes due on February 28, 2018; $400 million of 0.90% senior fixed rate notes due on February 26, 2016; and $300 million of senior floating rate notes due on February 26, 2016. Interest on the floating rate notes is 3-month LIBOR plus 41 bps. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the redemption date. The Bank has entered into interest rate swaps to convert its fixed-rate senior notes due in 2016 and 2018 to floating-rate, which pay interest at one-month LIBOR. The rates paid on the swaps hedging the fixed-rate notes due in 2016 and 2018 were 0.65% and 0.77%, respectively, at December 31, 2013.

On November 20, 2013, the Bank issued and sold, under its amended bank notes program, $1.8 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of $1.0 billion of 1.15% senior fixed rate notes due on November 18, 2016 and $750 million of senior floating rate notes due on November 18, 2016. Interest on the floating rate notes is 3-month LIBOR plus 51 bps. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Junior Subordinated Debt

The junior subordinated floating-rate bank notes due in 2035 were assumed by the Bancorp’s banking subsidiary as part of the acquisition of First Charter in May 2008. The obligation was issued to First Charter Capital Trust I and II, respectively. The notes of First Charter Capital Trust I and II pay a floating rate at three-month LIBOR plus 169 bps and 142 bps, respectively. The Bank has fully and unconditionally guaranteed all obligations under the acquired trust preferred securities issued by First Charter Capital Trust I and II.

FHLB Advances

At December 31, 2013, FHLB advances have rates ranging from 0.05% to 6.87%, with interest payable monthly. The advances are secured by certain residential mortgage loans and securities totaling $17.2 billion. The $44 million in remaining advances mature as follows: $2 million in 2015, $3 million in 2016, $1 million in 2017, $5 million in 2018 and $33 million thereafter.

Notes Associated with Consolidated VIE

As previously discussed in Note 10, the Bancorp was determined to be the primary beneficiary of a VIE associated with an automobile loan securitization completed in the third quarter of 2013. As such, $1.0 billion of long-term debt related to this VIE was consolidated in the Bancorp’s Consolidated Financial Statements as of December 31, 2013. Third-party holders of this debt do not have recourse to the general assets of the Bancorp.

130 Fifth Third Bancorp

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of December 31:

($ in millions)	2013	2012
Commitments to extend credit	$62,050	53,403
Letters of credit	4,129	4,281
Forward contracts related to held for sale mortgage loans	1,448	5,322
Noncancelable lease obligations	746	769
Capital commitments for private equity investments	90	121
Purchase obligations	84	87
Capital expenditures	33	29
Capital lease obligations	19	24

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2013 and 2012, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $162 million and $179 million, respectively, included in other liabilities in the Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2013	2012
Pass	$61,364	52,812
Special mention	369	370
Substandard	316	221
Doubtful	1	-
Total	$62,050	53,403

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and as summarized in the following table expire as of December 31, 2013:

($ in millions)
Less than 1 year(a)	$1,899
1 - 5 years(a)	2,173
Over 5 years	57
Total	$4,129
(a)

Includes $121 and $4 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 97% of total letters of credit at December 31, 2013 compared to 99% at December 31, 2012 and are considered guarantees in accordance with U.S. GAAP. Approximately 48% and 49% of the total standby letters of credit were fully secured as of December 31, 2013 and 2012, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. At December 31, 2013 and 2012 the reserve related to these standby letters of credit was $2 million and $4 million, respectively, and is included in the total reserve for unfunded commitments. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

131 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk ratings under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2013	2012
Pass	$3,651	3,902
Special mention	99	129
Substandard	355	223
Doubtful	24	27
Total	$4,129	4,281

At December 31, 2013 and 2012, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of December 31, 2013 and 2012, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $2.1 billion and $2.8 billion of which FTS acted as the remarketing agent to issuers on $1.8 billion and $2.5 billion, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, on $1.5 billion and $2.0 billion to the VRDNs remarketed by FTS, in addition to $300 million and $345 million in VRDNs remarketed by third parties at December 31, 2013 and 2012, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $37 million at December 31, 2013 and $58 million at December 31, 2012. As of December 31, 2013 and 2012, the Bancorp maintained a reserve of $10 million and $18 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Consolidated Balance Sheets. During 2009, the

Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans. In the second quarter of 2011, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $5 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $11 million and a decrease in the Bancorp’s maximum exposure of $27 million. In the fourth quarter of 2012, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $2 million and a decrease in the Bancorp’s maximum exposure of $3 million.

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

132 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2013, the Bancorp settled certain repurchase claims related to mortgage loans originated and sold to FHLMC prior to January 1, 2009 for $25 million, after paid claim credits and other adjustments. The settlement removes the Bancorp’s responsibility to repurchase or indemnify FHLMC for representation and warranty violations on any loan sold prior to January 1, 2009 except in limited circumstances.

As of December 31, 2013 and 2012, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $44 million and $110 million, respectively, included in other liabilities in the Consolidated Balance Sheets.

The Bancorp uses the best information available to it in estimating its mortgage representation and warranty reserve,

however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts accrued as of December 31, 2013, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $47 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions discussed above to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possibly losses, depending on the outcome of various factors, including those noted above.

The following table summarizes activity in the reserve for representation and warranty provisions:

($ in millions)	2013	2012
Balance, beginning of period	$110	55
Net additions to the reserve	7	107
Losses charged against the reserve	(73)	(52)
Balance, end of period	$44	110

The following table provides a rollforward of unresolved claims by claimant type for the year ended December 31, 2013:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	294	$48	124	$19
New demands	1,962	259	237	4
Loan paydowns/payoffs	(20)	(3)	(6)	(1)
Resolved demands	(1,972)	(263)	(322)	(17)
Balance, end of period	264	$41	33	$5

The following table provides a rollforward of unresolved claims by claimant type for the year ended December 31, 2012:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	328	$47	109	$19
New demands	2,519	333	230	7
Loan paydowns/payoffs	(42)	(7)	(2)	-
Resolved demands	(2,511)	(325)	(213)	(7)
Balance, end of period	294	$48	124	$19

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $579 million and $662 million at December 31, 2013 and 2012, respectively, and the delinquency rates were 4.4% at December 31, 2013 and 5.9% at December 31, 2012. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $16 million at December 31, 2013 and $20 million at December 31, 2012 recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $12 million at December 31, 2013 and $17 million at December 31, 2012. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $50 million and $800 million as of December 31, 2013 and 2012, respectively. See Note 16 for further information on these long-term borrowing obligations.

133 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of the date of the Bancorp’s sale of Visa Class B shares and through December 31, 2013, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap with an initial fair value of $55 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $288 million ($187 million after-tax) recognized by the Bancorp for the year ended December 31, 2009. In the second and fourth quarters of 2010, Visa funded an additional $500 million and $800 million, respectively, into the escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make cash payments of $20 million and $35 million, respectively, (each of which reduced the swap liability) to the swap counterparty in accordance with the terms of the swap contract. In the second quarter of 2011, Visa funded an additional $400 million into the litigation escrow account. Upon Visa’s funding of the litigation escrow account in the second quarter of 2011, along with additional terms of the total return swap, the Bancorp made a $19 million cash payment (which reduced the swap liability) to the swap counterparty. During the fourth quarter of 2011, Visa announced it decided to fund an additional $1.565 billion into the litigation escrow account which increased the swap liability approximately $54 million. Upon Visa’s funding of the litigation escrow account in the first quarter of 2012, along with additional terms of the total return swap, the Bancorp made a $75 million cash payment (which reduced the swap liability) to the swap counterparty. On July 24, 2012, Visa funded an additional $150 million into the litigation escrow account which resulted in further dilution in the conversion of Class B shares into Class A shares and required the Bancorp to make a $6 million cash payment (which reduced the swap liability) to the swap counterparty during the quarter ended September 30, 2012. The fair value of the swap liability was $48 million and $33 million as of December 31, 2013 and 2012, respectively. Refer to Note 18 for further information.

134 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. LEGAL AND REGULATORY PROCEEDINGS

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 17 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. The court entered a Class Settlement Preliminary Approval Order in November 2012. Pursuant to the terms of the settlement agreement, the Bancorp paid $46 million into a class settlement escrow account. Previously, the Bancorp paid an additional $4 million in another settlement escrow in connection with the settlement of claims from plaintiffs not included in the class action. More than 7,900 merchants have requested exclusion from the class settlement. Pursuant to the terms of the settlement agreement, 25% of the funds paid into the class settlement escrow account will be returned to the control of the defendants through Class Exclusion Takedown Payments. Approximately 460 of the merchants who requested exclusion from the class have filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. The federal lawsuits have been tentatively transferred to the United States District Court for the Eastern District of New York. The Bancorp was not named as a defendant in any of the federal lawsuits, but may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. In addition, one merchant filed a separate state court lawsuit against Visa, MasterCard and certain other defendants, including the Bancorp, alleging similar antitrust violations. On January 14, 2014, the court entered a final order approving the class settlement. A number of merchants have filed appeals from that approval. Refer to Note 17 for further information.

In September 2007, Ronald A. Katz Technology Licensing, L.P. (Katz) filed a suit in the United States District Court for the Southern District of Ohio against the Bancorp and its Ohio banking subsidiary. In the suit, Katz alleged that the Bancorp and its Ohio bank infringed on Katz’s patents for interactive call processing technology by offering certain automated telephone banking and other services. On December 23, 2013 the parties to the litigation entered into a settlement agreement. The settlement amount was immaterial to the Bancorp’s Consolidated Financial Statements. Pursuant to the settlement agreement, the Bank paid the agreed upon settlement proceeds to Katz resulting in the dismissal of the lawsuit with prejudice on January 8, 2014.

For the year ended December 31, 2008, five putative securities class action complaints were filed against the Bancorp and its Chief Executive Officer, among other parties. The five cases have been consolidated under the caption Local 295/Local 851 IBT Employer Group Pension Trust and Welfare Fund v. Fifth Third Bancorp. et al., Case No. 1:08CV00421, and are currently pending in the United States District Court for the Southern District of Ohio. On December 18, 2012, the Bancorp entered into a settlement agreement to resolve these cases. Under the terms of the settlement, the Bancorp and its insurer paid a total of $16 million to a fund to settle all the claims of the class members. In the settlement the Bancorp has denied any liability and has agreed to the settlement in order to avoid potential future litigation costs and uncertainty. The

Bancorp does not consider the impact of the settlement to be material to its financial condition or results of operations. On November 20, 2013, the Court entered a Final Judgment and Order of Dismissal approving the settlement. No appeal was filed and the matter now is concluded.

In addition to the foregoing, in 2008 two similar cases were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain officers styled Dudenhoeffer v Fifth Third Bancorp et al. Case No. 1:08-cv-538. The complaints alleged violations of ERISA based on allegations similar to those set forth in the securities class action cases. The ERISA actions were dismissed by the trial court, but the Sixth Circuit Court of Appeals reversed the trial court decision. The Bancorp petitioned the United States Supreme Court to review and reverse the Sixth Circuit decision and sought a stay of proceedings in the trial court pending appeal. On March 25, 2013 the Supreme Court issued an order directing the Solicitor General to file a brief stating the views of the United States on the issues raised in the Bancorp petition and this brief was filed on November 12, 2013. On December 13, 2013 the Supreme Court granted certiorari and agreed to hear the appeal. Oral argument is set for April 2, 2014.

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

As previously disclosed the SEC had been investigating the Bancorp’s historical accounting and reporting with respect to certain commercial loans that were sold or reclassified as held-for-sale in the fourth quarter of 2008. At dispute in the matter was whether certain of those loans should have been moved to held for sale in the third quarter rather than the fourth quarter of that year. The Bancorp and the SEC staff agreed to a settlement of that investigation, pursuant to which the Bancorp, without admitting or

135 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

denying any factual allegations, consented to the SEC’s issuance of an administrative order containing findings that the Bancorp did not properly account for a portion of its commercial real estate loan portfolio in its Form 10-Q for the third quarter of 2008 in violation of certain provisions of the securities laws, including Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 and Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934. The settlement also ordered the Bancorp to cease and desist from committing or causing any such violations in the future and to pay a civil penalty of $6.5 million. Daniel T. Poston, the Bancorp’s interim chief financial officer during the relevant time, agreed to a separate settlement with the SEC staff pursuant to which Mr. Poston, without admitting or denying any factual allegations, consented to an administrative order containing similar findings and charges against him, a cease and desist order, a separate civil money penalty of $100,000, and a one-year ban from practicing before the SEC. The SEC approved the settlement on December 4, 2013 and this matter is now concluded.

The Bancorp is party to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. A reserve for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such reserve is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts reserved. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal proceedings including the matters discussed above in an aggregate amount up to approximately $113 million in excess of amounts reserved, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

136 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. RELATED PARTY TRANSACTIONS

The Bancorp maintains written policies and procedures covering related party transactions to principal shareholders, directors and executives of the Bancorp. These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to the closing of a loan to a related party, Compliance Risk Management must approve and determine whether the transaction requires approval from or a post notification be sent to the Bancorp’s Board of Directors. At December 31, 2013 and 2012, certain directors, executive officers, principal holders of Bancorp common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

The following table summarizes the Bancorp’s activities with its principal shareholders, directors and executives at December 31:

($ in millions)	2013	2012
Commitments to lend, net of participations:
Directors and their affiliated companies	$586	364
Executive officers	2	3
Total	$588	367

Outstanding balance on loans, net of participations and undrawn commitments	$86	93

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

On June 30, 2009, the Bancorp completed the sale of a majority interest in its processing business, Vantiv Holding, LLC. Advent International acquired an approximate 51% interest in Vantiv Holding, LLC for cash and a warrant. The Bancorp retained the remaining approximate 49% interest in Vantiv Holding, LLC.

During the first quarter of 2012, Vantiv, Inc. priced an IPO of its shares and contributed the net proceeds to Vantiv Holding, LLC for additional ownership interests. As a result of this offering, the Bancorp’s ownership of Vantiv Holding, LLC was reduced to approximately 39%. The impact of the capital contributions to Vantiv Holding, LLC and the resulting dilution in the Bancorp’s interest resulted in a gain of $115 million recognized by the Bancorp in the first quarter of 2012. The Bancorp’s ownership share in Vantiv Holding, LLC was further reduced during the fourth quarter of 2012 when the Bancorp sold an approximate six percent interest and recognized a $157 million gain. The Bancorp’s ownership of Vantiv Holding, LLC was reduced to 33% as a result of this sale and had a carrying value of $563 million as of December 31, 2012.

The Bancorp’s ownership position in Vantiv Holding, LLC was reduced in the second quarter of 2013 when the Bancorp sold an approximate five percent interest and recognized a $242 million gain. The Bancorp’s ownership percentage was further reduced in the third quarter of 2013 when the Bancorp sold an approximate three percent interest and recognized an $85 million gain. The Bancorp’s remaining approximate 25% ownership in Vantiv Holding, LLC was accounted for as an equity method investment in the Bancorp’s Consolidated Financial Statements and had a carrying value of $423 million as of December 31, 2013.

As of December 31, 2013, the Bancorp continued to hold approximately 48.8 million Class B units of Vantiv Holding, LLC and a warrant to purchase approximately 20.4 million Class C non-voting units of Vantiv Holding, LLC, both of which may be exchanged for Class A Common Stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc.’s option for cash. In addition, the Bancorp holds approximately 48.8 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions.

The Bancorp recognized $77 million, $61 million and $57 million respectively, in noninterest income as part of its equity method investment in Vantiv Holding, LLC for the years ended December 31, 2013, 2012 and 2011 and received cash distributions totaling $40 million and $30 million during 2013 and 2012, respectively.

The Bancorp and Vantiv Holding, LLC have various agreements in place covering services relating to the operations of Vantiv Holding, LLC. The services provided by the Bancorp to Vantiv Holding, LLC were initially required to support Vantiv Holding, LLC as a standalone entity during the deconversion period. The majority of services previously provided by the Bancorp to support Vantiv Holding, Inc. as a standalone entity are no longer necessary and are now limited to certain general business resources. Vantiv Holding, LLC paid the Bancorp $1 million for these services for the years ended December 31, 2013 and 2012 and $21 million for the year ended December 31, 2011. Other services provided to Vantiv Holding, LLC by the Bancorp, have continued beyond the deconversion period, include clearing, settlement and sponsorship. Vantiv Holding, LLC paid the Bancorp $34 million for these services for the years ended December 31, 2013 and 2012 and $37 million for the year ended December 31, 2011. In addition to the previously mentioned services, the Bancorp entered into an agreement under which Vantiv Holding, LLC will provide processing services to the Bancorp. The total amount of fees relating to the processing services provided to the Bancorp by Vantiv Holding, LLC totaled $88 million, $83 million and $74 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As part of the sale, Vantiv Holding, LLC assumed loans totaling $1.25 billion owed to the Bancorp, which were refinanced in 2010 into a larger syndicated loan structure that included the Bancorp. The outstanding balance of loans to Vantiv Holding, LLC was $348 million and $325 million at December 31, 2013 and 2012, respectively. Interest income relating to the loans was $7 million, $11 million and $18 million, respectively, for the years ended December 31, 2013, 2012 and 2011 and is included in interest and fees on loans and leases in the Consolidated Statements of Income. Vantiv Holding, LLC’s line of credit was $50 million as of

137 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012. Vantiv Holding, LLC did not draw                    or 2012.

upon its lines of credit during the years ended December 31, 2013

20. INCOME TAXES

The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2013	2012	2011
Current income tax expense (benefit):
U.S. Federal income taxes	$494	327	82
State and local income taxes	23	38	14
Foreign income taxes	2	-	-
Total current tax expense	519	365	96
Deferred income tax expense
U.S. Federal income taxes	232	252	411
State and local income taxes	23	19	26
Foreign income taxes	(2)	-	-
Total deferred income tax expense	253	271	437
Applicable income tax expense	$772	636	533

The following is a reconciliation between the statutory U.S. Federal income tax rate and the Bancorp’s effective tax rate for the years ended December 31:
($ in millions)	2013	2012	2011
Statutory tax rate	35.0%	35.0	35.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	1.2	1.7	1.4
Tax-exempt income	(1.1)	(2.1)	(1.4)
Credits	(6.0)	(6.7)	(7.3)
Unrealized stock-based compensation benefits	0.3	0.8	1.3
Other, net	0.3	0.1	0.1
Effective tax rate	29.7%	28.8	29.1

Tax-exempt income in the rate reconciliation table includes interest on municipal bonds, interest on tax-exempt lending, income/charges on life insurance policies held by the Bancorp, and certain gains on sales of leases that are exempt from federal taxation.

The following table provides a summary of the Bancorp’s unrecognized tax benefits as of December 31:

($ in millions)	2013	2012
Tax positions that would impact the effective tax rate, if recognized	$7	18
Tax positions where the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of the deduction	-	-
Unrecognized tax benefits	$7	18

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits:

($ in millions)	2013	2012	2011
Unrecognized tax benefits at January 1	$18	14	16
Gross increases for tax positions taken during prior period	1	6	1
Gross decreases for tax positions taken during prior period	(7)	(3)	(2)
Gross increases for tax positions taken during current period	1	2	-
Settlements with taxing authorities	(5)	-	-
Lapse of applicable statute of limitations	(1)	(1)	(1)
Unrecognized tax benefits at December 31	$7	18	14

The Bancorp’s unrecognized tax benefits as of December 31, 2013, 2012, and 2011 relate largely to state income tax exposures from taking tax positions where the Bancorp believes it is likely that, upon examination, a state will take a position contrary to the position taken by the Bancorp.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

138 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are comprised of the following items at December 31:

($ in millions)	2013	2012
Deferred tax assets:
Allowance for loan and lease losses	$554	649
Deferred compensation	109	105
Reserves	101	63
Reserve for unfunded commitments	57	47
Impairment reserves	31	74
State net operating losses	22	33
Other	149	191
Total deferred tax assets	$1,023	1,162
Deferred tax liabilities:
Lease financing	$865	844
Investments in joint ventures and partnership interests	381	470
MSRs	254	162
Bank premises and equipment	114	108
Qualifying hedges and free-standing derivatives	97	31
State deferred taxes	76	64
Other comprehensive income	44	202
Other	130	124
Total deferred tax liabilities	$1,961	2,005
Total net deferred tax liability	$(938)	(843)

At December 31, 2013 and 2012, the Bancorp had recorded deferred tax assets of $22 million and $33 million, respectively, related to state net operating loss carryforwards. The deferred tax assets relating to state net operating losses (primarily resulting from leasing operations) are presented net of specific valuation allowances of $19 million and $20 million at December 31, 2013 and 2012, respectively. If these carryforwards are not utilized, they will expire in varying amounts through 2030.

The Bancorp has determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2013 or 2012. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and, based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at December 31, 2013 and 2012 will ultimately be realized. The Bancorp reached this conclusion as the Bancorp has taxable income in the carryback period and it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences and its projected future taxable income.

The IRS concluded its audit for 2008 and 2009 during the first quarter of 2012. As a result, all issues have been resolved with the IRS through 2009. The IRS is currently examining the Bancorp’s 2010 and 2011 federal income tax returns. The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2010-2013. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a short period of time. Otherwise, with the exception of a few states with insignificant uncertain tax positions, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the Consolidated Financial Statements. During the years ended December 31, 2013, 2012 and 2011, the Bancorp recognized an immaterial amount of interest expense in connection with income taxes. At December 31, 2013 and 2012, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $1 million and $3 million, respectively. No material liabilities were recorded for penalties.

Retained earnings at December 31, 2013 and 2012 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.

21. RETIREMENT AND BENEFIT PLANS

The Bancorp’s qualified defined benefit plan’s benefits were frozen in 1998, except for grandfathered employees. The Bancorp’s other retirement plans consist of nonqualified, supplemental retirement plans, which are funded on an as needed basis. A majority of these plans were obtained in acquisitions from prior years. The Bancorp recognizes the overfunded and underfunded status of its pension plans as an asset and liability in the Consolidated Balance Sheets.

The overfunded and underfunded amounts recognized in other assets and other liabilities, respectively, on the Consolidated Balance Sheets were as follows as of December 31:

($ in millions)	2013	2012
Prepaid benefit cost	$6	-
Accrued benefit liability	(27)	(71)
Net underfunded status	$(21)	(71)

139 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the defined benefit retirement plans as of and for the years ended December 31:

Plans with an Overfunded Status(a)
($ in millions)	2013	2012
Fair value of plan assets at January 1	$185	-
Actual return on assets	30	-
Contributions	5	-
Settlement	(13)	-
Benefits paid	(7)	-
Fair value of plan assets at December 31	$200	-
Projected benefit obligation at January 1	$224	-
Service cost	-	-
Interest cost	10	-
Settlement	(13)	-
Actuarial gain	(20)	-
Benefits paid	(7)	-
Projected benefit obligation at December 31	$194	-
Overfunded projected benefit obligation at December 31	$6	-
(a)	The Bancorp’s defined benefit plan had an Overfunded status at December 31, 2013. The plan was Underfunded at December 31, 2012 and is reflected in the Underfunded Status table.

Plans with an Underfunded Status
($ in millions)	2013	2012
Fair value of plan assets at January 1	$-	181
Actual return on assets	-	21
Contributions	4	4
Settlement	-	(10)
Benefits paid	(4)	(11)
Fair value of plan assets at December 31	$-	185
Projected benefit obligation at January 1	$32	253
Service cost	-	-
Interest cost	1	10
Settlement	-	(10)
Actuarial (gain)/loss	(2)	14
Benefits paid	(4)	(11)
Projected benefit obligation at December 31	$27	256
Unfunded projected benefit obligation at December 31	$(27)	(71)

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2014 is $7 million. The estimated net prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2014 is immaterial to the Consolidated Financial Statements.

140 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31:

($ in millions)	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$-	-	-
Interest cost	10	10	11
Expected return on assets	(13)	(13)	(15)
Amortization of net actuarial loss	11	14	11
Amortization of net prior service cost	-	-	1
Settlement	5	6	6
Net periodic benefit cost	$13	17	14
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain)/loss	$(38)	7	50
Net prior service cost	-	-	-
Amortization of net actuarial loss	(11)	(14)	(11)
Amortization of prior service cost	-	-	(1)
Settlement	(5)	(6)	(6)
Total recognized in other comprehensive income	(54)	(13)	32
Total recognized in net periodic benefit cost and other comprehensive income	$(41)	4	46

141 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements of Plan Assets

The following table summarizes plan assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements Using(a)
2013 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Equity securities:
Equity securities (Value)	$8	-	-	$8
Equity securities (Blended)(b)	40	-	-	40
Total equity securities	48	-	-	48

Mutual and exchange traded funds:
Money market funds	7	-	-	7
International funds	-	43	-	43
Domestic funds	-	41	-	41
Debt funds	-	20	-	20
Alternative strategies	-	17	-	17
Commodity funds	6	-	-	6
Total mutual and exchange traded funds	13	121	-	134

Debt securities:
U.S. Treasury obligations	3	-	-	3
Agency mortgage backed	-	13	-	13
Non-agency mortgage backed	-	2	-	2
Corporate bonds(c)	-	-	-	-
Total debt securities	3	15	-	18
Total plan assets	$64	136	-	$200

	Fair Value Measurements Using(a)
2012 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Equity Securities:
Equity securities (Growth)(b)	$50	-	-	$50
Equity securities (Value)	52	-	-	52
Equity securities (Blended)	4	-	-	4
Total equity securities	106	-	-	106

Mutual and exchange traded funds:
Money market funds	4	-	-	4
International funds	29	-	-	29
Commodity funds	9	-	-	9
Total mutual and exchange traded funds	42	-	-	42

Debt securities:
U.S. Treasury obligations	13	-	-	13
Agency mortgage backed	-	21	-	21
Non-agency mortgage backed	-	2	-	2
Corporate bonds(c)	-	1	-	1
Total debt securities	13	24	-	37
Total plan assets	$161	24	-	$185
(a)	For further information on fair value hierarchy levels, see Note 1.
(b)	Includes holdings in Bancorp common stock.
(c)	Includes private label asset backed securities.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Equity securities

The plan measures common stock using quoted prices which are available in an active market and classifies these investments within Level 1 of the valuation hierarchy.

Mutual and exchange traded funds

All of the plan’s mutual and exchange traded funds are publicly traded. The plan measures the value of these investments using the fund’s quoted prices that are available in an active market and classifies these investments within Level 1 of the valuation hierarchy. Where quotes prices are not available, the plan measures the fair value of these investments based on the redemption price of units held, which is based on the current fair value of the fund’s underlying assets. Unit values are determined by dividing the fund’s net assets at fair value by its units outstanding at the valuation dates to obtain the investment’s net asset value. Therefore, these investments are classified within Level 2 of the valuation hierarchy.

142 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the plan assumptions for the years ended December 31:

Weighted-Average Assumptions	2013	2012	2011
For measuring benefit obligations at year end:
Discount rate	4.72%	3.83	4.27
Rate of compensation increase	4.00	4.00	5.00
Expected return on plan assets	7.50	8.00	8.25
For measuring net periodic benefit cost:
Discount rate	3.83	4.27	5.39
Rate of compensation increase	4.00	5.00	5.00
Expected return on plan assets	7.50	8.00	8.25

Lowering both the expected rate of return on the plan assets and the discount rate by 0.25% would have increased the 2013 pension expense by approximately $1 million. Lowering the rate of compensation increase by 0.25% would have an immaterial impact on the Bancorp’s Consolidated Financial Statements.

Based on the actuarial assumptions, the Bancorp expects to contribute $4 million to the plan in 2014. Estimated pension benefit payments, which reflect expected future service, are $18 million in 2014, $18 million in 2015, $16 million in 2016, $15 million in 2017 and $14 million in 2018. The total estimated payments for the years

2019 through 2023 is $63 million.

Investment Policies and Strategies

The Bancorp’s policy for the investment of plan assets is to employ investment strategies that achieve a range of weighted-average target asset allocations relating to equity securities (including the Bancorp’s common stock), fixed income securities (including federal agency obligations, corporate bonds and notes), alternative strategies (including traditional mutual funds, precious metals and commodities) and cash.

The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category for the years ended December 31:

Weighted-average asset allocation	Targeted range	2013	2012
Equity securities		65%	76
Bancorp common stock		2	1
Total equity securities(a)	39-78%	67	77
Total fixed income securities	11-41	22	20
Alternative strategies	0-18	7	-
Cash(b)	0-10	4	3
Total		100%	100
(a)	Includes mutual and exchange traded funds
(b)	Cash was held in a Federated Prime Cash Obligation Fund in 2013 and in a Fifth Third Money Market Fund in 2012.

The risk tolerance for the plan is determined by management to be “moderate to aggressive”, recognizing that higher returns involve some volatility and that periodic declines in the portfolio’s value are tolerated in an effort to achieve real capital growth. There were no significant concentrations of risk associated with the investments of the Bancorp’s benefit and retirement plan at December 31, 2013 and 2012.

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

Other Information on Retirement and Benefit Plans

143 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for all defined benefit plans was $221 million and $256 million at December 31, 2013 and 2012,

respectively.

Amounts relating to the Bancorp’s defined benefit plans with assets exceeding benefit obligations were as follows at December 31:

($ in millions)	2013	2012
Projected benefit obligation	$194	-
Accumulated benefit obligation	194	-
Fair value of plan assets	200	-

Amounts relating to the Bancorp’s defined benefit plans with benefit obligations exceeding assets were as follows at December 31:
($ in millions)	2013	2012
Projected benefit obligation	$27	256
Accumulated benefit obligation	27	256
Fair value of plan assets	-	185

As of December 31, 2013 and 2012, $200 million and $123 million, respectively, of plan assets were managed by Fifth Third Bank, a subsidiary of the Bancorp. Plan assets included $4 million and $3 million of Bancorp common stock as of December 31, 2013 and 2012, respectively. Plan assets are not expected to be returned to the Bancorp during 2014.

The Bancorp’s profit sharing plan expense was $32 million, $46 million and $35 million for the years ended December 31, 2013, 2012, and 2011, respectively. Expenses recognized for matching contributions to the Bancorp’s defined contribution savings plans were $43 million, $42 million and $40 million for the years ended December 31, 2013, 2012, and 2011, respectively.

144 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. ACCUMULATED OTHER COMPREHENSIVE INCOME

The activity of the components of other comprehensive income and accumulated other comprehensive income for the years ended December 31:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2013
Unrealized holding losses on available-for-sale securities arising during period	$(454)	159	(295)
Reclassification adjustment for net losses included in net income	6	(2)	4
Net unrealized gains (losses) on available-for-sale securities	(448)	157	(291)	412	(291)	121

Unrealized holding losses on cash flow hedge derivatives arising during period	(13)	5	(8)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(44)	15	(29)
Net unrealized gains (losses) on cash flow hedge derivatives	(57)	20	(37)	50	(37)	13

Net actuarial gain arising during the period	38	(13)	25
Reclassification of amounts to net periodic benefit costs	16	(6)	10
Defined benefit plans, net	54	(19)	35	(87)	35	(52)
Total	$(451)	158	(293)	375	(293)	82
2012
Unrealized holding losses on available-for-sale securities arising during period	$(97)	34	(63)
Reclassification adjustment for net gains included in net income	(15)	5	(10)
Net unrealized gains (losses) on available-for-sale securities	(112)	39	(73)	485	(73)	412

Unrealized holding gains on cash flow hedge derivatives arising during period	37	(13)	24
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(83)	29	(54)
Net unrealized gains (losses) on cash flow hedge derivatives	(46)	16	(30)	80	(30)	50

Net actuarial loss arising during the period	(7)	2	(5)
Reclassification of amounts to net periodic benefit costs	20	(7)	13
Defined benefit plans, net	13	(5)	8	(95)	8	(87)
Total	$(145)	50	(95)	470	(95)	375
2011
Unrealized holding gains on available-for-sale securities arising during period	$309	(108)	201
Reclassification adjustment for net gains included in net income	(56)	19	(37)
Net unrealized gains (losses) on available-for-sale securities	253	(89)	164	321	164	485

Unrealized holding gains on cash flow hedge derivatives arising during period	89	(31)	58
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(69)	24	(45)
Net unrealized gains (losses) on cash flow hedge derivatives	20	(7)	13	67	13	80

Net actuarial loss arising during the period	(50)	17	(33)
Reclassification of amounts to net periodic benefit costs	18	(6)	12
Defined benefit plans, net	(32)	11	(21)	(74)	(21)	(95)
Total	$241	(85)	156	314	156	470

145 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents reclassifications out of accumulated other comprehensive income for the year ended December 31, 2013:

Components of AOCI: ($ in millions)	Amount Reclassified from AOCI(b)	Affected Line Item in the Consolidated Statements of Income

Net unrealized gains on available-for-sale securities
Net losses included in net income	$ (6)	Securities gains, net
	(6)	Income before income taxes
	2	Applicable income tax expense
	(4)	Net income

Net unrealized gains on cash flow hedge derivatives
Interest rate contracts related to C&I loans	45	Interest and fees on loans and leases
Interest rate contracts related to long-term debt	(1)	Interest on long-term debt
	44	Income before income taxes
	(15)	Applicable income tax expense
	29	Net income

Net periodic benefit costs
Amortization of net actuarial loss	(11)	Employee benefits expense (a)
Settlements	(5)	Employee benefits expense (a)
	(16)	Income before income taxes
	6	Applicable income tax expense
	(10)	Net income

Total reclassifications for the period	$ 15	Net income
(a)	This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 for information on the computation of net periodic benefit cost.
(b)	Amounts in parentheses indicate reductions to net income.

146 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. COMMON, PREFERRED AND TREASURY STOCK

The following is a summary of the share activity within common, preferred and treasury stock for the years ended:

	Common Stock		Preferred Stock		Treasury Stock
($ in millions, except share data)	Value	Shares	Value	Shares	Value	Shares
December 31, 2010	$1,779	801,504,188	$3,654	152,771	$130	5,231,666
Issuance of common shares	272	122,388,393	-	-	-	-
Exchange of preferred shares, Series G	-	-	-	(1)	-	-
Redemption of preferred shares, Series F	-	-	(3,408)	(136,320)	-	-
Accretion from dividends on preferred shares, Series F	-	-	153	-	-	-
Impact of stock transactions under stock compensation plans, net	-	-	-	-	(65)	(1,093,116)
Other	-	-	(1)		(1)	(50,405)
December 31, 2011	$2,051	923,892,581	$398	16,450	$64	4,088,145
Shares acquired for treasury	-	-	-	-	627	42,424,014
Impact of stock transactions under stock compensation plans, net	-	-	-	-	(54)	(4,654,165)
Other	-	-	-	-	(3)	(117,470)
December 31, 2012	$2,051	923,892,581	$398	16,450	$634	41,740,524
Shares acquired for treasury	-	-	-	-	1,242	65,516,126
Issuance of preferred shares, Series I	-	-	441	18,000	-	-
Issuance of preferred shares, Series H	-	-	593	24,000	-	-
Redemption of preferred shares, Series G	-	-	(398)	(16,450)	(540)	(35,529,018)
Impact of stock transactions under stock compensation plans, net	-	-	-	-	(38)	(3,697,042)
Other	-	-	-	-	(3)	556,246
December 31, 2013	$2,051	923,892,581	$1,034	42,000	$1,295	68,586,836

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

Preferred Stock—Series I

On December 9, 2013, the Bancorp issued, in a registered public offering, 18,000,000 depositary shares, representing 18,000 shares of 6.625% fixed-to-floating rate non-cumulative Series I perpetual preferred stock, for net proceeds of $441 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends, on a non-cumulative quarterly basis, at an annual rate of 6.625% through but excluding December 31, 2023, at which time it converts to a quarterly floating rate dividend of three-month LIBOR plus 3.71%. Subject to any required regulatory approval, the Bancorp may redeem the Series I preferred shares at its option in whole or in part, at any time on or after December 31, 2023 and may redeem in whole but not in part, following a regulatory capital event at any time prior to December 31, 2023. The Series I preferred shares are not convertible into Bancorp common shares or any other securities.

Preferred Stock—Series H

On May 16, 2013, the Bancorp issued, in a registered public offering, 600,000 depositary shares, representing 24,000 shares of 5.10% fixed-to-floating rate non-cumulative Series H perpetual preferred stock, for net proceeds of $593 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends, on a non-cumulative semi-annual basis, at an annual rate of 5.10% through but excluding June 30, 2023, at which time it converts to a quarterly floating rate dividend of three-month LIBOR plus 3.033%. Subject to any required regulatory approval, the Bancorp may redeem the Series H preferred shares at its option in whole or in part, at any time on or after June 30, 2023 and may redeem in whole but not in part, following a regulatory capital event at any time prior to June 30, 2023. The Series H preferred shares are not convertible into Bancorp common shares or any other securities.

Preferred Stock—Series G

In 2008, the Bancorp issued 8.50% non-cumulative Series G convertible preferred stock. The depositary shares represented 1/250th of a share of Series G convertible preferred stock and had a liquidation preference of $25,000 per preferred share of Series G stock. The preferred stock was convertible at any time, at the option of the shareholder, into 2,159.8272 shares of common stock, representing a conversion price of approximately $11.575 per share of common stock.

On June 11, 2013, pursuant to the Amended Articles of Incorporation, the Bancorp’s Board of Directors authorized the conversion into common stock, no par value, of all outstanding shares of the Bancorp’s Series G perpetual preferred stock. The Articles grant the Bancorp the right, at its option, to convert all outstanding shares of Series G preferred stock if the closing price of common stock exceeded 130% of the applicable conversion price for 20 trading days within any period of 30 consecutive trading days. The closing price of shares of common stock satisfied such threshold for the 30 trading days ended June 10, 2013, and the Bancorp gave the required notice of its exercise of its conversion right.

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

147 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock—Series F

On December 31, 2008, the U.S. Treasury purchased $3.4 billion, or 136,320 shares, of the Bancorp’s fixed rate cumulative perpetual preferred stock, Series F, with a liquidation preference of $25,000 per share and related 10-year warrant in the amount of 15% of the preferred stock investment. The warrant gave the U.S Treasury the right to purchase 43,617,747 shares of the Bancorp’s common stock at $11.72 per share. The Series F senior preferred stock was issued complying with the terms established by the CPP. Per the program terms, the U.S. Treasury’s investment consisted of senior preferred stock with a five percent dividend for each of the first five years of investment and nine percent thereafter, unless the shares were redeemed. The shares were callable by the Bancorp at par after three years and could be repurchased at any time under certain circumstances. The terms also included restrictions on the repurchase of common stock and increases in common stock dividends, which required the U.S. Treasury’s consent, for a period of three years from the date of investment unless the preferred shares were redeemed in whole or the U.S. Treasury had transferred all of the preferred shares to a third party.

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

Treasury Stock

On March 13, 2012, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2012 CCAR. The FRB indicated to the Bancorp that it did not object to the repurchase of common shares in an amount equal to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common shares by either the Bancorp or Vantiv, Inc. Following the Vantiv Inc. IPO, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 4,838,710 shares, or approximately $75 million, of its outstanding common stock on April 26, 2012. As part of this transaction and all subsequent accelerated share repurchase transactions in 2012 and 2013, the Bancorp entered into forward contracts in which the final number of shares to be delivered at settlement of the accelerated share repurchase transaction was based on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreements. Each of the accelerated share repurchases was treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock. At settlement of the April 2012 forward contract on June 1, 2012, the Bancorp received an additional 631,986 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

On August 21, 2012, the Bancorp announced that the FRB did not object to its capital plan resubmitted under the 2012 CCAR process, which included the repurchases of common shares of up to $600 million through the first quarter of 2013, in addition to any incremental repurchase of common shares related to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common shares by either the Bancorp or Vantiv, Inc. As a result, on August 21, 2012, Fifth Third’s Board of Directors authorized the Bancorp to repurchase up to 100 million shares of its outstanding common stock in the open market or in privately negotiated transactions, and to utilize any derivative or similar instrument to affect share repurchase transactions. This share repurchase authorization replaced the Board’s previous authorization pursuant to which approximately 14 million shares remained available for repurchase by the Bancorp.

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

On March 14, 2013, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2013 CCAR. The FRB indicated to the Bancorp that it did not object to the repurchase of common shares in an amount up to $984 million, including any shares issued in a Series G preferred stock conversion, and the repurchase of common shares in an amount equal to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common stock, which totaled $157 million and $55 million in after-tax gains during the second and third quarters of 2013, respectively.

148 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 19, 2013, the Board of Directors authorized the Bancorp to repurchase up to 100 million common shares in the open market or in privately negotiated transactions, and to utilize any derivative or similar instrument to effect share repurchase transactions. This share repurchase authorization replaced the Board’s previous authorization from August of 2012.

On May 21, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 25,035,519 shares, or approximately $539 million, of its outstanding common stock on May 24, 2013. The Bancorp repurchased the shares of its common stock as part of its 100 million share repurchase program previously announced on March 19, 2013. At settlement of the forward contract on October 1, 2013, the Bancorp received an additional 4,270,250 shares which were recorded as an adjustment to the basis in the treasury shares purchased on the acquisition date.

On November 13, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 8,538,423 shares, or approximately $200 million, of its outstanding common stock on November 18, 2013. The Bancorp repurchased the shares of its common stock as part of its Board approved 100 million share repurchase program previously announced on March 19, 2013. The Bancorp expects the settlement of the transaction to occur on or before February 28, 2014.

On December 10, 2013, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 19,084,195 shares, or approximately $456 million, of its outstanding common stock on December 13, 2013. The Bancorp repurchased the shares of its common stock as part of its Board approved 100 million share repurchase program previously announced on March 19, 2013. The Bancorp expects the settlement of the transaction to occur on or before March 26, 2014.

On January 28, 2014, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 3,950,705 shares, or approximately $99 million, of its outstanding common stock on January 31, 2014. The Bancorp repurchased the shares of its common stock as part of its Board approved 100 million share repurchase program previously announced on March 19, 2013. The Bancorp expects the settlement of the transaction to occur on or before March 26, 2014.

During 2011, the Bancorp repurchased an immaterial amount of common stock.

24. STOCK-BASED COMPENSATION

The Bancorp has historically emphasized employee stock ownership. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of the Bancorp’s equity compensation plans as of December 31, 2013:

Plan Category (shares in thousands)	Number of Shares to be Issued Upon Exercise	Weighted-Average Exercise Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders			5,393 (a)
SARs	(b)	(b)	(a)
Restricted stock	6,710	N/A	(a)
Stock options(c)	22	$45.82	(a)
Phantom stock units	(d)	N/A	N/A
Performance units	(e)	N/A	(a)
Employee stock purchase plan			8,030 (f)
Total shares	6,732		13,423
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
(c)

Excludes 0.5 million outstanding options awarded under plans assumed by the Bancorp in connection with certain mergers and acquisitions. The Bancorp has not made any awards under these plans and will make no additional awards under these plans. The weighted-average exercise price of the outstanding options is $19.69 per share.

(d)	Phantom stock units are settled in cash.
(e)	The number of shares to be issued is dependent upon the Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 2 million shares.
(f)

Represents remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated, including an additional 1.5 million shares approved by shareholders on March 28, 2007 and an additional 12 million shares approved by shareholders on April 21, 2009.

Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to key employees and directors of the Bancorp and its subsidiaries. The Incentive Compensation Plan was approved by shareholders on April 19, 2011, and authorized the issuance of up to 39 million shares plus up to 4.5 million shares under the Predecessor Plan for Full Value Awards as equity compensation and provides for incentive and nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units, and performance shares. Full Value Awards are defined as awards with no cash outlay for the employee to obtain the full value. Based on total stock-based awards outstanding (including stock options, stock appreciation rights, restricted stock and performance units) and shares remaining for future grants under the 2011 Incentive Compensation Plan, the potential dilution to which the Bancorp’s shareholders of common stock are exposed due to the potential that stock-based compensation will be awarded to executives, directors or key employees of the Bancorp is seven percent. SARs, restricted stock, stock options and performance units outstanding represent seven percent of the Bancorp’s issued shares at December 31, 2013.

All of the Bancorp’s stock-based awards are to be settled with stock with the exception of phantom stock units that are to be settled in cash. The Bancorp has historically used treasury stock to settle stock-based awards, when available. SARs, issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten-year terms and vest and become exercisable either ratably or fully over a four year period of continued employment. The Bancorp does not grant discounted SARs or stock options, re-price previously granted SARs or stock options, or grant reload stock options. Restricted stock grants vest after four years, or ratably over three or four years or ratably after three years of continued employment and include dividend and

149 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

voting rights. Stock options were previously issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten-year terms and vested and became fully exercisable ratably over a three or four year period of continued employment. Performance unit awards have three-year cliff vesting terms with market conditions as defined by the plan. All of the Bancorp’s executive stock-based awards contain a performance hurdle of two percent return on tangible common equity. If this threshold is not met all awards that would vest in the next year are forfeited. The Bancorp met this threshold as of December 31, 2013.

Stock-based compensation expense was $78 million, $69 million and $59 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in salaries, wages, and incentives in the Consolidated Statements of Income. The total related income tax benefit recognized was $28 million, $24 million and $21 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock Appreciation Rights

The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant.

The weighted-average assumptions were as follows for the years ended December 31:

	2013	2012	2011
Expected life (in years)	6	6	6
Expected volatility	36%	37%	35%
Expected dividend yield	3.0%	2.8%	2.0%
Risk-free interest rate	1.0%	1.2%	2.6%

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

The grant-date fair value of SARs is measured using the Black-Scholes option-pricing model. The weighted-average grant-date fair value of SARs granted was $4.56, $4.23 and $4.29 per share for the years ended 2013, 2012 and 2011, respectively. The total grant-date fair value of SARs that vested during 2013, 2012 and 2011 was $29 million, $22 million, and $20 million, respectively.

At December 31, 2013, there was $68 million of stock-based compensation expense related to nonvested SARs not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 2.6 years.

	2013		2012		2011
SARs (Number of SARs in thousands)	Number of SARs	Weighted- Average Grant Price	Number of SARs	Weighted- Average Grant Price	Number of SARs	Weighted- Average Grant Price
Outstanding at January 1	44,120	$20.41	36,502	$22.20	31,152	$24.67
Granted	10,267	16.16	12,179	14.36	8,633	13.36
Exercised	(2,904)	11.18	(1,271)	6.29	(521)	3.96
Forfeited or expired	(2,884)	21.78	(3,290)	23.33	(2,762)	25.76
Outstanding at December 31	48,599	$19.98	44,120	$20.41	36,502	$22.20
Exercisable at December 31	26,462	$24.14	23,248	$26.76	20,070	$30.29

The following table summarizes outstanding and exercisable SARs by grant price at December 31, 2013:

	Outstanding SARs			Exercisable SARs
Grant price per share	Number of SARs at Year End (000s)	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Life (in years)	Number of SARs at Year End (000s)	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Life (in years)
Under $10.00	4,096	$4.08	5.3	4,096	$4.08	5.3
$10.01-$20.00	34,077	15.36	7.6	11,940	16.00	6.2
$20.01-$30.00	33	22.85	4.0	33	22.85	4.0
$30.01-$40.00	6,713	38.68	2.7	6,713	38.68	2.7
Over $40.00	3,680	46.32	1.2	3,680	46.32	1.2
All SARs	48,599	$19.98	6.2	26,462	$24.14	4.5

Restricted Stock Awards

The total grant-date fair value of RSAs that vested during 2013, 2012 and 2011 was $40 million, $32 million and $37 million, respectively. At December 31, 2013, there was $69 million of stock-based compensation expense related to nonvested restricted stock not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 2.6 years.

150 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013		2012		2011
RSAs (shares in thousands)	Shares	Weighted- Average Grant - Date Fair Value	Shares	Weighted- Average Grant - Date Fair Value	Shares	Weighted- Average Grant - Date Fair Value
Nonvested at January 1	6,379	$14.32	4,764	$15.95	5,158	$18.89
Granted	3,583	16.21	3,863	14.33	1,702	13.19
Exercised	(2,720)	14.71	(1,826)	18.37	(1,646)	22.52
Forfeited	(532)	14.97	(422)	15.35	(450)	15.34
Nonvested at December 31	6,710	$15.11	6,379	$14.32	4,764	$15.95

The following table summarizes unvested RSAs by grant-date fair value at December 31, 2013:

	Nonvested RSAs
Grant-Date Fair Value Per Share	Number of RSAs at Year End (000s)	Weighted-Average Remaining Contractual Life (in years)
$5.01-$10.00	62	1.7
$10.01-$15.00	3,363	1.1
$15.01-$20.00	3,285	1.8
All RSAs	6,710	1.4

Stock options

The grant-date fair value of stock options is measured using the Black-Scholes option-pricing model. There were no stock options granted during 2013, 2012 and 2011.

The total intrinsic value of options exercised was $1 million in 2013 and 2012 and was immaterial to the Bancorp’s Consolidated Financial Statements in 2011. Cash received from options exercised was $2 million in 2013 and 2012 and $1 million in 2011. The tax benefit realized from exercised options was immaterial to the Bancorp’s Consolidated Financial Statements during 2013, 2012, and 2011. All stock options were vested as of December 31, 2008, therefore, no stock options vested during 2013, 2012, or 2011. As of December 31, 2013, the aggregate intrinsic value of both outstanding options and exercisable options was $3 million.

	2013		2012		2011
Stock Options (Number of Options in thousands)	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Grant Price
Outstanding at January 1	3,877	$45.00	7,584	$53.88	11,859	$52.01
Exercised	(190)	11.88	(205)	10.32	(96)	9.25
Forfeited or expired	(3,141)	51.23	(3,502)	66.25	(4,179)	49.61
Outstanding at December 31	546	$20.72	3,877	$45.00	7,584	$53.88
Exercisable at December 31	546	$20.72	3,877	$45.00	7,584	$53.88

The following table summarizes outstanding and exercisable stock options by exercise price at December 31, 2013:

	Outstanding and Exercisable Stock Options
Exercise price per share	Number of Options at Year End (000s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Under $10.00	1	$8.59	5.0
$10.01-$20.00	385	13.42	1.6
$20.01-$30.00	1	24.41	4.0
$30.01-$40.00	133	36.38	0.3
Over $40.00	26	49.46	1.1
All stock options	546	$20.72	1.3

Other stock-based compensation

The Bancorp’s Board of Directors previously approved the use of phantom stock units as part of its compensation for executives in connection with changes made in reaction to the TARP compensation rules. On February 22, 2011, the Bancorp redeemed its Series F preferred stock held by the U.S. Treasury under the CPP. As a result of this redemption, the last payment of phantom stock occurred in April of 2011. The phantom stock units were issued under the Bancorp’s 2008 Incentive Compensation Plan. The number of phantom stock units was determined each pay period by dividing the amount of salary to be paid in phantom stock units for that pay period, by the reported closing price of the Bancorp’s common stock on the pay date for such pay period. The phantom stock units vested immediately on issuance. Phantom stock was

151 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expensed based on the number of outstanding units multiplied by the closing price of the Bancorp’s stock at period end. The phantom stock units did not include any rights to receive dividends or dividend equivalents. Phantom stock units issued on or before June 12, 2010 were settled in cash upon the earlier to occur of June 15, 2011 or the executive’s death. Units issued thereafter were settled in cash with 50% settled on June 15, 2012 and 50% settled on June 15, 2013. The amount paid on settlement of the phantom stock units was equal to the total amount of phantom stock units settled at the reported closing price of the Bancorp’s common stock on the settlement date. Under the phantom stock program, no phantom stock units were granted during the years ended December 31, 2013 and 2012, and phantom stock units of 132,649 were granted with a weighted average grant price of $14.40 during the year ended December 31, 2011. During 2013, 2012 and 2011, 200,130, 199,813, and 521,091 phantom stock units were settled, respectively.

Performance units are payable contingent upon the Bancorp achieving certain predefined performance targets over the three-year measurement period. Awards granted during 2013, 2012 and 2011 will be entirely settled in stock. The performance targets are based on the Bancorp’s performance relative to a defined peer group. During 2013, 2012 and 2011, 348,595, 344,741, and 328,061 performance units, respectively, were granted by the Bancorp. These awards were granted at a weighted-average grant-date fair value of $16.15, $14.36 and $13.36 per unit during 2013, 2012 and 2011, respectively.

The Bancorp sponsors a stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2013, 2012 and 2011, there were 690,039, 827,709 and 886,447 shares, respectively, purchased by participants and the Bancorp recognized stock-based compensation expense of $1 million in each of the respective years.

152 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

The following table presents the major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2013	2012	2011
Other noninterest income:
Gain on Vantiv, Inc. IPO and sale of Vantiv, Inc. shares	$336	272	-
Net gain from warrant and put option associated with sale of the processing business	206	67	39
Equity method income from interest in Vantiv Holding, LLC	77	61	57
Operating lease income	75	60	58
BOLI income	52	35	41
Cardholder fees	47	46	41
Banking center income	34	32	27
Consumer loan and lease fees	27	27	31
Insurance income	25	28	28
Gain on loan sales	3	20	37
TSA revenue	1	1	21
Loss on OREO	(26)	(57)	(71)
Loss on swap associated with the sale of Visa, Inc. class B shares	(31)	(45)	(83)
Other, net	53	27	24
Total	$879	574	250
Other noninterest expense:
Losses and adjustments	$221	187	129
Loan and lease	158	183	195
FDIC insurance and other taxes	127	114	201
Marketing	114	128	115
Impairment of affordable housing investments	108	90	85
Professional services fees	76	56	58
Operating lease	57	43	41
Travel	54	52	52
Postal and courier	48	48	49
Data processing	42	40	29
Recruitment and education	26	28	31
Insurance	17	18	25
OREO expense	16	21	34
Supplies	16	17	18
Intangible asset amortization	8	13	22
Loss (gain) on debt extinguishment	8	169	(8)
Benefit from the reserve for unfunded commitments and letters of credit	(17)	(2)	(46)
Other, net	185	169	194
Total	$1,264	1,374	1,224

153 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. EARNINGS PER SHARE

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the years ended December 31:

	2013			2012			2011
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$1,836			1,576			1,297
Dividends on preferred stock	37			35			203
Net income available to common shareholders	1,799			1,541			1,094
Less: Income allocated to participating securities	14			10			6
Net income allocated to common shareholders	$1,785	869	2.05	1,531	904	1.69	1,088	906	1.20
Earnings per diluted share:
Net income available to common shareholders	$1,799			1,541			1,094
Effect of dilutive securities:
Stock-based awards	-	8		-	6		-	6
Series G convertible preferred stock	18	18		35	36		35	36
Warrants related to Series F preferred stock	-	-		-	-		-	2
Net income available to common shareholders plus assumed conversions	1,817			1,576			1,129
Less: Income allocated to participating securities	14			10			6
Net income allocated to common shareholders plus assumed conversions	$1,803	895	2.02	1,566	946	1.66	1,123	950	1.18

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for 2013, 2012, and 2011 excludes 24 million, 36 million, and 29 million, respectively, of stock appreciation rights and 1 million, 5 million, and 8 million, respectively, of stock options because their inclusion would have been anti-dilutive.

The diluted earnings per share computation for the year ended December 31, 2013 excludes the impact of the forward contracts related to the November 18, 2013 and December 13, 2013 accelerated share repurchase transactions. Based on the average daily volume-weighted average price of the Bancorp’s common stock during the fourth quarter of 2013, the counterparty to the transactions would have been required to deliver approximately 5 million shares as of December 31, 2013, and thus the impact of the two accelerated share repurchase transactions would have been anti-dilutive to earnings per share. The diluted earnings per share computation for the year ended December 31, 2012 excludes the impact of the forward contracts related to the November 6, 2012 and December 14, 2012 accelerated share repurchase transactions because, based upon the average daily volume-weighted average price of the Bancorp’s common stock during the fourth quarter of 2012, the counterparty to the transactions would have been required to deliver approximately 1 million shares as of December 31, 2012, and thus the impact of the two accelerated share repurchase transactions would have been anti-dilutive to earnings per share.

154 Fifth Third Bancorp

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using
December 31, 2013 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$26	-	-	26
U.S. Government sponsored agencies	-	1,644	-	1,644
Obligations of states and political subdivisions	-	192	-	192
Agency mortgage-backed securities	-	12,284	-	12,284
Other bonds, notes and debentures	-	3,582	-	3,582
Other securities(a)	89	29	-	118
Available-for-sale securities(a)	115	17,731	-	17,846

Trading securities:
U.S. Treasury and Government agencies	1	-	-	1
U.S. Government sponsored agencies	-	4	-	4
Obligations of states and political subdivisions	-	12	1	13
Agency mortgage-backed securities	-	3	-	3
Other bonds, notes and debentures	-	7	-	7
Other securities	315	-	-	315
Trading securities	316	26	1	343

Residential mortgage loans held for sale	-	890	-	890
Residential mortgage loans(b)	-	-	92	92
Derivative assets:
Interest rate contracts	13	802	12	827
Foreign exchange contracts	-	276	-	276
Equity contracts	-	-	384	384
Commodity contracts	18	48	-	66
Derivative assets	31	1,126	396	1,553
Total assets	$462	19,773	489	20,724

Liabilities:
Derivative liabilities:
Interest rate contracts	$1	384	4	389
Foreign exchange contracts	-	252	-	252
Equity contracts	-	-	48	48
Commodity contracts	9	56	-	65
Derivative liabilities	10	692	52	754

Short positions	4	4	-	8
Total liabilities	$14	696	52	762

155 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using
December 31, 2012 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$41	-	-	41
U.S. Government sponsored agencies	-	1,911	-	1,911
Obligations of states and political subdivisions	-	212	-	212
Agency mortgage-backed securities	-	8,730	-	8,730
Other bonds, notes and debentures	-	3,277	-	3,277
Other securities(a)	79	113	-	192
Available-for-sale securities(a)	120	14,243	-	14,363

Trading securities:
U.S. Treasury and Government agencies	1	-	-	1
U.S. Government sponsored agencies	-	6	-	6
Obligations of states and political subdivisions	-	16	1	17
Agency mortgage-backed securities	-	7	-	7
Other bonds, notes and debentures	-	15	-	15
Other securities	161	-	-	161
Trading securities	162	44	1	207

Residential mortgage loans held for sale	-	2,856	-	2,856
Residential mortgage loans(b)	-	-	76	76
Derivative assets:
Interest rate contracts	2	1,445	60	1,507
Foreign exchange contracts	-	201	-	201
Equity contracts	-	-	177	177
Commodity contracts	-	87	-	87
Derivative assets	2	1,733	237	1,972
Total assets	$284	18,876	314	19,474

Liabilities:
Derivative liabilities:
Interest rate contracts	$14	600	3	617
Foreign exchange contracts	-	183	-	183
Equity contracts	-	-	33	33
Commodity contracts	-	82	-	82
Derivative liabilities	14	865	36	915

Short positions	8	2	-	10
Total liabilities	$22	867	36	925
(a)	Excludes FHLB and FRB restricted stock totaling $402 and $349, respectively, at December 31, 2013 and $497 and $347, respectively, at December 31, 2012.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the years ended December 31, 2013 and 2012, no assets or liabilities were transferred between Level 1 and Level 2.

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics, or pricing models, such as discounted cash flows. Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include agency and non-agency mortgage-backed securities, other asset-backed securities, obligations of U.S. Government sponsored agencies, and corporate and municipal bonds. Corporate bonds are included in other bonds, notes and debentures in the previous table. Agency mortgage-backed securities, obligations of U.S. Government sponsored agencies, and corporate and municipal bonds are generally valued using a market approach based on observable prices of securities with similar characteristics.

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

156 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At December 31, 2013 and 2012, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a warrant associated with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

The warrant allows the Bancorp to purchase approximately 20 million incremental nonvoting units in Vantiv Holding, LLC under certain defined conditions involving change of control. The fair value of the warrant is calculated in conjunction with a third party valuation provider by applying Black-Scholes option valuation models using probability weighted scenarios which contain the following inputs: Vantiv, Inc. stock price, strike price per the Warrant Agreement and several unobservable inputs, such as expected term, expected volatility, and expected dividend rate.

For the warrant, an increase in the expected term (years) and the expected volatility assumptions would result in an increase in the fair value; correspondingly, a decrease in these assumptions would result in a decrease in the fair value. The Accounting and Treasury Departments, both of which report to the Bancorp’s Chief Financial Officer, determined the valuation methodology for the warrant. Accounting and Treasury review changes in fair value on a quarterly basis for reasonableness based on changes in historical and implied volatilities, expected terms, probability weightings of the related scenarios, and other assumptions.

Under the terms of the total return swap, the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Visa, Inc. Class B shares into Class A shares. Additionally, the Bancorp will make a quarterly payment based on Visa’s stock price and the conversion rate of the Visa, Inc. Class B shares into Class A shares until the date on which the Covered Litigation is settled. The fair value of the total return swap was calculated using a discounted cash flow model based on unobservable inputs consisting of management’s estimate of the probability of certain litigation scenarios, the timing of the resolution of the Covered Litigation and Visa litigation loss estimates in excess, or shortfall, of the Bancorp’s proportional share of escrow funds.

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

The net fair value asset of the interest rate lock commitments at December 31, 2013 was $11 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the interest rate lock commitments of approximately $8 million and $15 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the interest rate lock commitments of approximately $9 million and $18 million, respectively. The decrease in fair value of interest rate lock commitments due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

157 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2013 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	76	57	144	$278
Total gains or losses (realized/unrealized):
Included in earnings	-	(1)	59	175	233
Purchases	-	-	(2)	-	(2)
Settlements	-	(17)	(106)	17	(106)
Transfers into Level 3(b)	-	34	-	-	34
Ending balance	$1	92	8	336	$437
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2013(c)	$-	(1)	11	175	$185

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2012 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	65	32	32	$130
Total gains or losses (realized/unrealized):
Included in earnings	-	-	418	22	440

Settlements	-	(15)	(393)	90	(318)
Transfers into Level 3(b)	-	26	-	-	26
Ending balance	$1	76	57	144	$278
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2012(c)	$-	-	233	22	$255

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the year ended December 31, 2011 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$6	46	2	53	$107
Total gains or losses (realized/unrealized):
Included in earnings	-	4	205	(43)	166
Purchases	-	-	-	2	2
Sales	(5)	-	-	-	(5)
Settlements	-	(9)	(175)	20	(164)
Transfers into Level 3(b)	-	24	-	-	24
Ending balance	$1	65	32	32	$130
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2011(c)	$-	4	32	(43)	$(7)
(a)

Net interest rate derivatives include derivative assets and liabilities of $12 and $4, respectively, as of December 31, 2013, $60 and $3, respectively as of December 31, 2012 and $34 and $2, respectively, as of December 31, 2011. Net equity derivatives include derivative assets and liabilities of $384 and $48, respectively, as of December 31, 2013, $177 and $33, respectively, as of December 31, 2012, and $113 and $81, respectively, as of December 31, 2011.

(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

158 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2013	2012	2011
Mortgage banking net revenue	57	418	210
Corporate banking revenue	1	1	2
Other noninterest income	175	21	(46)
Total gains	$233	440	166

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at December 31, 2013, 2012 and 2011 were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2013	2012	2011
Mortgage banking net revenue	10	233	37
Corporate banking revenue	-	1	1
Other noninterest income	175	21	(45)
Total (losses) gains	$185	255	(7)

The following table presents information as of December 31, 2013 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a recurring basis:

($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$ 92	Loss rate model	Interest rate risk factor Credit risk factor	(23.7) - 16.5% 0 - 63.4%	2.3% 2.6%
IRLCs, net	11	Discounted cash flow	Loan closing rates	14.9 - 98.7%	68.5%
Stock warrant associated with Vantiv Holding, LLC	384	Black-Scholes option valuation model	Expected term (years) Expected volatility(a) Expected dividend rate	2.00 - 15.50 18.5 - 33.2% -	5.1 25.4% -
Swap associated with the sale of Visa, Inc. Class B shares	(48)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2014 - 12/31/2019	NM
(a)	Based on historical and implied volatilities of comparable companies assuming similar expected terms.

The following table presents information as of December 31, 2012 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a recurring basis:

($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$ 76	Loss rate model	Interest rate risk factor Credit risk factor	(91.2) - 17.0% 0 - 68.4%	5.8% 4.3%
IRLCs, net	60	Discounted cash flow	Loan closing rates	9.9 - 95.0%	58.3%
Stock warrant associated with Vantiv Holding, LLC	177	Black-Scholes option valuation model	Expected term (years) Expected volatility(a) Expected dividend rate	2.00 - 16.50 27.2 - 40.0% -	6.2 33.8% -
Swap associated with the sale of Visa, Inc. Class B shares	(33)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2013 - 12/31/2016	NM
(a)	Based on historical and implied volatilities of comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

159 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables represent those assets that were subject to fair value adjustments during the years ended December 31, 2013 and 2012 and still held as of the end of the period, and the related losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period:

	Fair Value Measurements Using				Total Losses
As of December 31, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total	2013
Commercial loans held for sale(a)	$-	-	3	3	(7)
Commercial and industrial loans	-	-	443	443	(281)
Commercial mortgage loans	-	-	61	61	(41)
Commercial construction loans	-	-	16	16	(10)
MSRs	-	-	967	967	192
OREO	-	-	87	87	(45)
Private equity investment funds	-	-	181	181	(4)
Total	$-	-	1,758	1,758	(196)

	Fair Value Measurements Using				Total Losses
As of December 31, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total	2012
Commercial loans held for sale(a)	$-	-	9	9	(13)
Commercial and industrial loans	-	-	83	83	(122)
Commercial mortgage loans	-	-	46	46	(50)
Commercial construction loans	-	-	4	4	(22)
MSRs	-	-	697	697	(103)
OREO	-	-	165	165	(74)
Total	$-	-	1,004	1,004	(384)
(a)	Includes commercial nonaccrual loans held for sale.

The following tables present information as of December 31, 2013 and 2012 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of December 31, 2013 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$ 3	Appraised value	Appraised value	NM	NM
			Cost to sell	NM	10.0%
Commercial and industrial loans	443	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	61	Appraised value	Collateral value	NM	NM
Commercial construction loans	16	Appraised value	Collateral value	NM	NM
MSRs	967	Discounted cash flow	Prepayment speed	0 -100%	(Fixed) 10.3% (Adjustable) 25.6%
			Discount rates	9.4 - 18.0%	(Fixed) 10.4% (Adjustable) 11.6%
OREO	87	Appraised value	Appraised value	NM	NM
Private equity investment funds	44(a)	Liquidity discount applied to fund’s net asset value	Liquidity discount	0 - 18%	3.0%
(a)

Includes funds the Bancorp will be prohibited from retaining after the July 21, 2015 end of the conformance period for the final rules, adopted under the Bank Holding Company Act, that implemented the provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly referred to as the Volcker Rule.

160 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$ 9	Appraised value	Appraised value Cost to sell	NM NM	NM 10.0%
Commercial and industrial loans	83	Appraised value	Default rates Collateral value	100% NM	NM NM
Commercial mortgage loans	46	Appraised value	Default rates Collateral value	100% NM	NM NM
Commercial construction loans	4	Appraised value	Default rates Collateral value	100% NM	NM NM
MSRs	697	Discounted cash flow	Prepayment speed Discount rates	0 - 100% 9.4 - 18.0%	(Fixed) 16.1% (Adjustable) 26.9% (Fixed) 10.5% (Adjustable) 11.7%
OREO	165	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

During 2013 and 2012, the Bancorp transferred $5 million and $16 million, respectively, of commercial loans from the portfolio to loans held for sale that upon transfer were measured at fair value using significant unobservable inputs. These loans had fair value adjustments in 2013 and 2012 totaling $4 million and $1 million, respectively, and were generally based on appraisals of the underlying collateral and were therefore, classified within Level 3 of the valuation hierarchy. Additionally, during 2013 and 2012 there were fair value adjustments on existing commercial loans held for sale of $3 million and $12 million, respectively. The fair value adjustments were also based on appraisals of the underlying collateral and were therefore classified within Level 3 of the valuation hierarchy. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. The Accounting Department determines the procedures for valuation of commercial HFS loans which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year old are updated and the Real Estate Valuation group, which reports to the Chief Risk and Credit Officer, in conjunction with the Commercial Line of Business review the third party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance Department, which reports to the Bancorp Chief Financial Officer, in conjunction with Accounting review all loan appraisal values, carrying values and vintages.

Commercial loans held for investment

During 2013 and 2012, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage and commercial construction loans held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized.

An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. The fair values and recognized impairment losses are reflected in the previous table. Commercial Credit Risk, which reports to the Chief Risk and Credit Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

MSRs

Mortgage interest rates increased during the year ended December 31, 2013 and the Bancorp recognized a recovery of temporary impairment on servicing rights. The Bancorp recognized temporary impairments in certain classes of the MSR portfolio during the year ended December 31, 2012 and the carrying value was adjusted to the fair value. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal discounted cash flow models with certain unobservable inputs, primarily prepayment speed assumptions, discount rates and weighted average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 11 for further information on the assumptions used in the valuation of the Bancorp’s MSRs. The Secondary Marketing Department and Treasury Department are responsible for determining the valuation methodology for MSRs. Representatives from Secondary Marketing, Treasury, Accounting and Risk Management are responsible for reviewing key assumptions used in the internal discounted cash flow model. Two external valuations of the MSR portfolio are obtained from third parties that use valuation models in order to assess the reasonableness of the internal discounted cash flow model. Additionally, the Bancorp participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the MSR valuation process and the resulting MSR prices.

OREO

During 2013 and 2012, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses are primarily due to declines in real estate values of the properties recorded in OREO. For the years ended December 31, 2013 and 2012, these losses include $19 million and $17 million, respectively, recorded as charge-offs, on new OREO properties transferred from loans during the respective periods and $26 million and $57 million, respectively, recorded as negative fair value adjustments on OREO in other noninterest income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a

161 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Private equity investment funds

The Volcker Rule, which was approved by the respective federal agencies on December 10, 2013 and becomes effective July 21, 2015, prohibits the Bancorp from retaining an interest in certain of its private equity fund investments. Therefore, while the Bancorp has not approved a formal plan to sell any of the private equity funds, the Bancorp has determined that it may be forced to sell certain of these funds prior to their scheduled redemption dates. As a result, the Bancorp has performed nonrecurring fair value measurements on a fund by fund basis to determine whether OTTI exists. The Bancorp estimated the fair value of a fund by using the net asset value reported by the fund manager, and in some cases, applying an estimated market discount to the reported net asset value of the fund. Because the length of time until the investment will become redeemable is generally not certain, these funds were classified within Level 3 of the valuation hierarchy. An adverse change in the reported net asset values or estimated market discounts where applicable, would result in a decrease in the fair value estimate. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The Bancorp’s private equity department, which reports to the Chief Operating Officer, in conjunction with Accounting, is responsible for preparing and reviewing the fair value estimates.

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

Fair value changes recognized in earnings for instruments held at December 31, 2013 and 2012 for which the fair value option was elected as well as the changes in fair value of the underlying IRLCs, included gains of $20 million and $157 million, respectively. Additionally, fair value changes included in earnings for instruments for which the fair value option was elected but are no longer held by the Bancorp at December 31, 2013 and 2012 included gains of $431 million and $849 million during 2013 and 2012, respectively. These gains are reported in mortgage banking net revenue in the Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $2 million and $3 million at December 31, 2013 and 2012, respectively. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

	Aggregate	Aggregate Unpaid
($ in millions)	Fair Value	Principal Balance	Difference
December 31, 2013
Residential mortgage loans measured at fair value	$982	962	20
Past due loans of 90 days or more	1	2	(1)
Nonaccrual loans	2	2	-

December 31, 2012
Residential mortgage loans measured at fair value	$2,932	2,775	157
Past due loans of 90 days or more	3	4	(1)
Nonaccrual loans	-	1	(1)

162 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2013 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$3,178	3,178	-	-	3,178
Other securities	751	-	751	-	751
Held-to-maturity securities	208	-	-	208	208
Other short-term investments	5,116	5,116	-	-	5,116
Loans held for sale	54	-	-	54	54
Portfolio loans and leases:
Commercial and industrial loans	38,549	-	-	39,804	39,804
Commercial mortgage loans	7,854	-	-	7,430	7,430
Commercial construction loans	1,013	-	-	856	856
Commercial leases	3,572	-	-	3,261	3,261
Residential mortgage loans(a)	12,399	-	-	11,541	11,541
Home equity	9,152	-	-	9,181	9,181
Automobile loans	11,961	-	-	11,748	11,748
Credit card	2,202	-	-	2,380	2,380
Other consumer loans and leases	348	-	-	361	361
Unallocated allowance for loan and lease losses	(110)	-	-	-	-
Total portfolio loans and leases, net(a)	86,940	-	-	86,562	86,562
Financial liabilities:
Deposits	99,275	-	99,288	-	99,288
Federal funds purchased	284	284	-	-	284
Other short-term borrowings	1,380	-	1,380	-	1,380
Long-term debt	9,633	9,645	577	-	10,222
(a)	Excludes $92 of residential mortgage loans measured at fair value on a recurring basis.

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2012 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,441	2,441	-	-	2,441
Other securities	844	-	844	-	844
Held-to-maturity securities	284	-	-	284	284
Other short-term investments	2,421	2,421	-	-	2,421
Loans held for sale	83	-	-	83	83
Portfolio loans and leases:
Commercial and industrial loans	35,236	-	-	36,496	36,496
Commercial mortgage loans	8,770	-	-	8,020	8,020
Commercial construction loans	665	-	-	505	505
Commercial leases	3,481	-	-	3,310	3,310
Residential mortgage loans(a)	11,712	-	-	11,532	11,532
Home equity	9,875	-	-	9,798	9,798
Automobile loans	11,944	-	-	12,076	12,076
Credit card	2,010	-	-	2,139	2,139
Other consumer loans and leases	270	-	-	288	288
Unallocated allowance for loan and lease losses	(111)	-	-	-	-
Total portfolio loans and leases, net(a)	83,852	-	-	84,164	84,164
Financial liabilities:
Deposits	89,517	-	85,592	-	85,592
Federal funds purchased	901	901	-	-	901
Other short-term borrowings	6,280	-	6,280	-	6,280
Long-term debt	7,085	6,925	884	-	7,809
(a)	Excludes $76 of residential mortgage loans measured at fair value on a recurring basis.

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

163 Fifth Third Bancorp

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

Long-term debt

Fair values for long-term debt were based on quoted market prices, when available, or a discounted cash flow calculation using LIBOR/swap interest rates and, in some cases, a spread for new issuances with similar terms.

164 Fifth Third Bancorp

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

The Bancorp’s banking subsidiary must maintain cash reserve balances when total reservable deposit liabilities are greater than the regulatory exemption. These reserve requirements may be satisfied with vault cash and balances on deposit with the FRB. In 2013 and 2012, the banking subsidiary was required to maintain average cash reserve balances of $1.6 billion and $1.5 billion, respectively.

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

Tier I capital consists principally of shareholders’ equity including Tier I qualifying TruPS. It excludes unrealized gains and losses on available-for-sale securities and unrecognized pension actuarial gains and losses and prior service cost, goodwill, certain other intangibles and unrealized gains and losses on cash flow hedges. The revised regulatory capital rules known as Basel III will phase out the inclusion of certain TruPS as a component of Tier I capital when the rules become effective for the Bancorp beginning January 1, 2015. Under these provisions, these TruPS would qualify as a component of Tier II capital. At December 31, 2013, the Bancorp’s Tier I capital included $60 million of TruPS representing approximately 5 bps of risk-weighted assets.

Tier II capital consists principally of term subordinated debt, redeemable preferred stock and, subject to limitations, allowances for credit losses.

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

The Board of Governors of the Federal Reserve System issued capital adequacy guidelines for banking subsidiaries substantially similar to those adopted for bank holding companies, as described previously. In addition, the federal banking agencies have issued substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act. Under the regulations, a bank generally shall be deemed to be well-capitalized if it has a Total risk-based capital ratio of 10% or more, a Tier I capital ratio of six percent or more, a Tier I leverage ratio of five percent or more and is not subject to any written capital order or directive. If an institution becomes undercapitalized, it would become subject to significant additional oversight, regulations and requirements as mandated by the Federal Deposit Insurance Act.

The Bancorp and its banking subsidiary, Fifth Third Bank, had Tier I capital, Total risk-based capital and Tier I leverage ratios above the well-capitalized levels at December 31, 2013 and 2012. As of December 31, 2013, the most recent notification from the FRB categorized the Bancorp and its banking subsidiary as well-capitalized under the regulatory framework for prompt corrective action. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s banking subsidiary must, among other things, maintain “well-capitalized” capital ratios.

The following table presents capital and risk-based capital and leverage ratios for the Bancorp and its banking subsidiary at December 31:

	2013		2012
($ in millions)	Amount	Ratio	Amount	Ratio
Tier I risk-based capital (to risk-weighted assets):
Fifth Third Bancorp (Consolidated)	$12,094	10.36%	$11,685	10.65%
Fifth Third Bank	13,245	11.52	12,145	11.28
Total risk-based capital (to risk-weighted assets):
Fifth Third Bancorp (Consolidated)	16,441	14.08	15,816	14.42
Fifth Third Bank	14,795	12.86	13,721	12.74
Tier I leverage (to average assets):
Fifth Third Bancorp (Consolidated)	12,094	9.64	11,685	10.05
Fifth Third Bank	13,245	10.73	12,145	10.65

165 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Income (Parent Company Only) For the years ended December 31 ($ in millions)	2013	2012	2011
Income
Dividends from subsidiaries:
Consolidated bank subsidiaries(a)	$-	-	-
Consolidated nonbank subsidiary	859	1,959	1,677
Interest on loans to subsidiaries	14	17	29
Total income	873	1,976	1,706

Expenses
Interest	178	215	216
Other	36	61	25
Total expenses	214	276	241

Income Before Income Taxes and Change in Undistributed Earnings of Subsidiaries	659	1,700	1,465
Applicable income tax benefit	74	96	79
Income Before Change in Undistributed Earnings of Subsidiaries	733	1,796	1,544
Change in undistributed earnings	1,103	(220)	(247)
Net Income	$1,836	1,576	1,297
(a)

The Bancorp’s indirect banking subsidiary paid dividends to the Bancorp’s direct nonbank subsidiary holding company of $859 million, $2.0 billion and $2.0 billion for the years ended 2013, 2012, and 2011, respectively.

Condensed Statements of Comprehensive Income (Parent Company Only)
For the years ended December 31 ($ in millions)	2013	2012	2011
Net income	$1,836	1,576	1,297
Other comprehensive income, net of tax:
Unrealized gains on cash flow hedge derivatives	-	3	2
Other comprehensive income	-	3	2
Comprehensive income attributable to Parent	$1,836	1,579	1,299

166 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Balance Sheets (Parent Company Only) As of December 31 ($ in millions)	2013	2012
Assets
Cash	$-	-
Short-term investments	2,505	3,481
Loans to subsidiaries:
Bank subsidiaries	-	-
Nonbank subsidiaries	974	1,021
Total loans to subsidiaries	974	1,021
Investment in subsidiaries
Nonbank subsidiaries	16,254	15,376
Total investment in subsidiaries	16,254	15,376
Goodwill	80	80
Other assets	323	579
Total Assets	$20,136	20,537
Liabilities
Other short-term borrowings	311	566
Accrued expenses and other liabilities	442	456
Long-term debt (external)	4,757	5,751
Total Liabilities	5,510	6,773
Parent Company Shareholders’ Equity	14,626	13,764
Total Liabilities and Parent Company Shareholders’ Equity	$20,136	20,537

Condensed Statements of Cash Flows (Parent Company Only) For the years ended December 31 ($ in millions)	2013	2012	2011
Operating Activities
Net income	$1,836	1,576	1,297
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit from) provision for deferred income taxes	(1)	2	(3)
Net change in undistributed earnings	(1,103)	220	247
Net change in:
Other assets	13	57	39
Accrued expenses and other liabilities	(28)	18	3
Net Cash Provided by Operating Activities	717	1,873	1,583
Investing Activities
Net change in:
Short-term investments	976	107	(635)
Loans to subsidiaries	47	11	489
Net Cash Provided by (Used in) Investing Activities	1,023	118	(146)
Financing Activities
Net change in other short-term borrowings	(255)	(89)	241
Proceeds from issuance of long-term debt	750	500	1,000
Repayment of long-term debt	(1,500)	(1,440)	(400)
Dividends paid on common shares	(393)	(309)	(192)
Dividends paid on preferred shares	(37)	(35)	(50)
Issuance of common shares	-	-	1,648
Issuance of preferred stock	1,034	-	-
Repurchases of treasury shares and related forward contracts	(1,320)	(650)	-
Redemption of Series F preferred shares and related warrants	-	-	(3,688)
Other, net	(19)	(18)	(6)
Net Cash Used in Financing Activities	(1,740)	(2,041)	(1,447)
Net (Decrease) Increase in Cash	-	(50)	(10)
Cash at Beginning of Year	-	50	60
Cash at End of Year	$-	-	50

167 Fifth Third Bancorp

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2013 to reflect the current market rates and updated market assumptions. These rates were generally higher than those in place during 2012, thus net interest income for deposit providing businesses was positively impacted during 2013

The business segments are charged provision expense based on the actual net charge-offs experienced by the loans and leases owned by each segment. Provision expense attributable to loan and leases growth and changes in ALLL factors are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Even with these allocations, the financial results are not necessarily indicative of the business segments’ financial condition and results of operations as if they existed as independent entities. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations, by accessing the capital markets as a collective unit.

168 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results of operations and assets by segment for each of the three years ended December 31 are:

2013 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations	Total
Net interest income	$1,487	1,461	312	154	147	-	3,561
Provision for loan and lease losses	187	217	92	2	(269)	-	229
Net interest income after provision for loan and lease losses	1,300	1,244	220	152	416	-	3,332
Noninterest income:
Mortgage banking net revenue	-	12	687	1	-	-	700
Service charges on deposits	242	304	-	3	-	-	549
Corporate banking revenue	386	13	-	3	(2)	-	400
Investment advisory revenue	5	148	-	384	-	(144)(a )	393
Card and processing revenue	52	291	-	5	(76)	-	272
Other noninterest income	95	86	45	10	643	-	879
Securities gains, net	-	-	3	-	18	-	21
Securities gains, net - non-qualifying hedges on mortgage servicing rights	-	-	13	-	-	-	13
Total noninterest income	780	854	748	406	583	(144)	3,227
Noninterest expense:
Salaries, wages and incentives	233	457	175	134	582	-	1,581
Employee benefits	40	127	40	25	125	-	357
Net occupancy expense	23	185	8	10	81	-	307
Technology and communications	11	4	1	-	188	-	204
Card and processing expense	7	126	-	-	1	-	134
Equipment expense	4	58	1	-	51	-	114
Other noninterest expense	825	748	460	284	(909)	(144)	1,264
Total noninterest expense	1,143	1,705	685	453	119	(144)	3,961
Income before income taxes	937	393	283	105	880	-	2,598
Applicable income tax expense	171	138	100	37	326	-	772
Net income	766	255	183	68	554	-	1,826
Less: Net income attributable to noncontrolling interests	-	-	-	-	(10)	-	(10)
Net income attributable to Bancorp	766	255	183	68	564	-	1,836
Dividends on preferred stock	-	-	-	-	37	-	37
Net income available to common shareholders	$766	255	183	68	527	-	1,799
Total goodwill	$613	1,655	-	148	-	-	2,416
Total assets	$52,287	50,038	22,610	10,711	(5,203)	-	130,443
(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

169 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations	Total
Net interest income	$1,432	1,362	314	117	370	-	3,595
Provision for loan and lease losses	223	294	176	10	(400)	-	303
Net interest income after provision for loan and lease losses	1,209	1,068	138	107	770	-	3,292
Noninterest income:
Mortgage banking net revenue	-	14	830	1	-	-	845
Service charges on deposits	225	294	-	3	-	-	522
Corporate banking revenue	395	15	-	3	-	-	413
Investment advisory revenue	6	129	-	366	-	(127)(a )	374
Card and processing revenue	46	279	-	4	(76)	-	253
Other noninterest income	65	81	42	19	367	-	574
Securities gains, net	-	-	1	-	14	-	15
Securities gains, net - non-qualifying hedges on mortgage servicing rights	-	-	3	-	-	-	3
Total noninterest income	737	812	876	396	305	(127)	2,999
Noninterest expense:
Salaries, wages and incentives	229	448	192	136	602	-	1,607
Employee benefits	39	125	39	25	143	-	371
Net occupancy expense	21	187	8	11	75	-	302
Technology and communications	10	3	1	-	182	-	196
Card and processing expense	5	115	-	-	1	-	121
Equipment expense	2	54	1	1	52	-	110
Other noninterest expense	800	660	429	264	(652)	(127)	1,374
Total noninterest expense	1,106	1,592	670	437	403	(127)	4,081
Income before income taxes	840	288	344	66	672	-	2,210
Applicable income tax expense	146	102	121	23	244	-	636
Net income	694	186	223	43	428	-	1,574
Less: Net income attributable to noncontrolling interests	-	-	-	-	(2)	-	(2)
Net income attributable to Bancorp	694	186	223	43	430	-	1,576
Dividends on preferred stock	-	-	-	-	35	-	35
Net income available to common shareholders	$694	186	223	43	395	-	1,541
Total goodwill	$613	1,655	-	148	-	-	2,416
Total assets	$48,693	48,856	24,657	9,212	(9,524)	-	121,894
(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

170 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations	Total
Net interest income	$1,357	1,423	343	113	321	-	3,557
Provision for loan and lease losses	490	393	261	27	(748)	-	423
Net interest income after provision for loan and lease losses	867	1,030	82	86	1,069	-	3,134
Noninterest income:
Mortgage banking net revenue	-	11	585	1	-	-	597
Service charges on deposits	207	309	-	4	-	-	520
Corporate banking revenue	332	14	-	3	1	-	350
Investment advisory revenue	12	117	-	364	(1)	(117)(a )	375
Card and processing revenue	38	305	-	4	(39)	-	308
Other noninterest income	52	81	36	(3)	84	-	250
Securities gains, net	-	-	-	-	46	-	46
Securities gains, net - non-qualifying hedges on mortgage servicing rights	-	-	9	-	-	-	9
Total noninterest income	641	837	630	373	91	(117)	2,455
Noninterest expense:
Salaries, wages and incentives	203	454	149	138	534	-	1,478
Employee benefits	37	127	34	26	106	-	330
Net occupancy expense	20	184	8	11	82	-	305
Technology and communications	11	5	1	1	170	-	188
Card and processing expense	5	114	-	-	1	-	120
Equipment expense	2	51	1	1	58	-	113
Other noninterest expense	795	640	433	244	(771)	(117)	1,224
Total noninterest expense	1,073	1,575	626	421	180	(117)	3,758
Income before income taxes	435	292	86	38	980	-	1,831
Applicable income tax expense (benefit)	(6)	102	30	14	393	-	533
Net income	441	190	56	24	587	-	1,298
Less: Net income attributable to noncontrolling interests	-	-	-	-	1	-	1
Net income attributable to Bancorp	441	190	56	24	586	-	1,297
Dividends on preferred stock	-	-	-	-	203	-	203
Net income available to common shareholders	$441	190	56	24	383	-	1,094
Total goodwill	$613	1,656	-	148	-	-	2,417
Total assets	$45,864	46,703	24,325	7,670	(7,595)	-	116,967
(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.

171 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31. SUBSEQUENT EVENTS

On February 20, 2014, the Bancorp transferred approximately $1.3 billion in fixed-rate consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. The primary purposes for which the VIE was created were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIE and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIE that could potentially be significant to the VIE. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE. As a result, the Bancorp concluded that it is the primary beneficiary of the VIE and, therefore, will consolidate this VIE in the Bancorp’s first quarter of 2014 Form 10-Q. The assets of the VIE are restricted to the settlement of the notes and other obligations of the VIE. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

On January 28, 2014, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 3,950,705 shares, or approximately $99 million, of its outstanding common stock on January 31, 2014. The Bancorp repurchased the shares of its common stock as part of its Board approved 100 million share repurchase program previously announced on March 19, 2013. The Bancorp expects the settlement of the transaction to occur on or before March 26, 2014.

172 Fifth Third Bancorp

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number 001-33653

Incorporated in the State of Ohio

I.R.S. Employer Identification No. 31-0854434

Address: 38 Fountain Square Plaza

Cincinnati, Ohio 45263

Telephone: (800) 972-3030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, Without Par Value	The NASDAQ Stock Market LLC
Depositary Shares Representing a 1/1000th Ownership Interest in a Share of 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I	The NASDAQ Stock Market LLC

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒

There were 851,455,370 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2014. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $15,298,734,875 as of June 30, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (SEC) with respect to annual reports on Form 10-K and annual reports to shareholders. The Bancorp’s Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.

Only those sections of this 2013 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the Registrant’s Form 10-K for the year ended December 31, 2013. No other information contained in this 2013 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the Registrant’s Form 10-K.

10-K Cross Reference Index

PART I
Item 1.	Business	16-20, 174-180
	Employees	41
	Segment Information	43-49, 168-171
	Average Balance Sheets	37
	Analysis of Net Interest Income and Net Interest Income Changes	36-49
	Investment Securities Portfolio	54-55, 102-103
	Loan and Lease Portfolio	53-54, 104-105
	Risk Elements of Loan and Lease Portfolio	58-75
	Deposits	55-57
	Return on Equity and Assets	15
	Short-term Borrowings	57, 128
Item 1A.	Risk Factors	27-35
Item 1B.	Unresolved Staff Comments	None
Item 2.	Properties	181
Item 3.	Legal Proceedings	135-136
Item 4.	Mine Safety Disclosures	N/A
	Executive Officers of the Bancorp	181
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	182
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-85
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	75-78
Item 8.	Financial Statements and Supplementary Data	88-172
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A.	Controls and Procedures	86
Item 9B.	Other Information	None
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	184
Item 11.	Executive Compensation	184
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	149-152, 184
Item 13.	Certain Relationships and Related Transactions, and Director Independence	184
Item 14.	Principal Accounting Fees and Services	184
PART IV
Item 15.	Exhibits, Financial Statement Schedules	184-186
SIGNATURES		187

173 Fifth Third Bancorp

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

The Bancorp’s subsidiaries provide a wide range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and leases. Fifth Third Bank has deposit insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund. Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of subsidiaries of the Bancorp as of December 31, 2013.

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

Regulation and Supervision

In addition to the generally applicable state and federal laws governing businesses and employers, the Bancorp and its banking subsidiary are subject to extensive regulation by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the business of the

174 Fifth Third Bancorp

Bancorp and its banking subsidiary are subject to specific requirements or restrictions and general regulatory oversight. The principal objectives of state and federal banking laws and regulations and the supervision, regulation and examination of banks and their parent companies (such as the Bancorp) by bank regulatory agencies are the maintenance of the safety and soundness of financial institutions, maintenance of the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the specific protection of shareholders of a bank or the parent company of a bank. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

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

The Bancorp and/or its subsidiary are required to file various reports with, and is subject to examination by regulators, including the FRB and the Division. The FRB, Division and the CFPB have the authority to issue orders to bank holding companies and/or banks to cease and desist from certain banking practices and violations of conditions imposed by, or violations of agreements with, the FRB, Division and CFPB. Certain of the Bancorp’s and/or its banking subsidiary regulators are also empowered to assess civil money penalties against companies or individuals in certain situations, such as when there is a violation of a law or regulation. Applicable state and federal laws also grant certain regulators the authority to impose additional requirements and restrictions on the activities of the Bancorp and or its banking subsidiary and, in some situations, the imposition of such additional requirements and restrictions will not be publicly available information.

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

Financial Holding Companies

The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits a qualifying bank holding company to become a financial holding company (“FHC”) and thereby to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company under the BHCA. Permitted activities for a FHC include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complementary” to financial activities. In addition, a FHC is allowed to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB. A bank holding company may elect to become a FHC if each of its banking subsidiaries is well capitalized, is well managed and has at least a “Satisfactory” rating under the Community Reinvestment Act (“CRA”). The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) also extended the well capitalized and well managed requirement to the bank holding company. In 2000, the Bancorp elected and qualified for FHC status under the GLBA. To maintain FHC status, a holding company must continue to meet certain requirements. The failure to meet such requirements could result in restrictions on the activities of the FHC or loss of FHC status. If restrictions are imposed on the activities of an FHC, such information may not necessarily be available to the public.

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

FDIC Assessments

As contemplated by the Dodd-Frank Act the FDIC has revised the framework by which insured depository institutions with more

175 Fifth Third Bancorp

than $10 billion in assets (“large IDIs”) are assessed for purposes of payments to the Deposit Insurance Fund (the “DIF”). The final rule implementing revisions to the assessment system took effect for the quarter beginning April 1, 2011.

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

Community Reinvestment Act

The CRA generally requires insured depository institutions to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of those communities. Furthermore, the CRA requires the FRB to evaluate the performance of the Bancorp’s banking subsidiary in helping to meet the credit needs of its communities. As a part of the CRA program, the banking subsidiary is subject to periodic examinations by the FRB, and must maintain comprehensive records of their CRA activities for this purpose. During these examinations, the FRB rates such institutions’ compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities permitted as a financial holding company under the GLBA and acquiring other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate- income neighborhoods. Fifth Third Bank received a “Satisfactory” CRA rating in its most recent CRA examination.

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

Privacy

The FRB, FDIC and other bank regulatory agencies have adopted final guidelines (the “Guidelines) for safeguarding confidential, personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bancorp has adopted a customer information security program that has been approved by the Bancorp’s Board of Directors.

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

176 Fifth Third Bancorp

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

Financial Stability Oversight Council

The Dodd-Frank Act created the Financial Stability Oversight Council (“FSOC”), which is chaired by the Secretary of the Treasury and composed of expertise from various financial services regulators. The FSOC has responsibility for identifying risks and responding to emerging threats to financial stability. On March 15, 2012, the Department of Treasury issued an interim final rule to establish an assessment schedule for the collection of fees from bank holding companies and foreign banks with at least $50 billion in assets to cover the expenses of the Office of Financial Research and FSOC. The fees would also cover certain expenses incurred by the FDIC. The Bancorp paid approximately $1 million for the initial assessment period which commenced July 21, 2012 and ended March 31, 2013 and was not assessed a fee in the first semiannual assessment which ended September 30, 2013.

On August 16, 2013, the FRB also adopted a final rule to implement an assessment provision under the Dodd-Frank Act equal to the expense and the FRB estimates are necessary or appropriate to supervise and regulate bank holding companies with $50 billion or more in assets. The Bancorp paid approximately $3 million for the first annual assessment under the FRB’s rule.

Executive Compensation

The Dodd-Frank Act provides for a say on pay for shareholders of all public companies. Under the Dodd-Frank Act, each company must give its shareholders the opportunity to vote on the compensation of its executives at least once every three years. The Dodd-Frank Act also adds disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions. The SEC adopted rules finalizing these say on pay provisions in January 2011.

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

The SEC is required under the Dodd-Frank Act to issue rules obligating companies to disclose in proxy materials for annual meetings of shareholders information that shows the relationship between executive compensation actually paid to their named executive officers and their financial performance, taking into account any change in the value of the shares of a company’s stock and dividends or distributions. The Dodd-Frank Act also requires the SEC to propose rules requiring companies to disclose the ratio of the compensation of its chief executive officer to the median compensation of its employees. The SEC proposed rules implementing the pay ratio provisions in September 2013.

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

177 Fifth Third Bancorp

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

Debit Card Interchange Fees

The Dodd-Frank Act provides for a set of new rules requiring that interchange transaction fees for electric debit transactions be “reasonable” and proportional to certain costs associated with processing the transactions. The FRB was given authority to, among other things, establish standards for assessing whether interchange fees are reasonable and proportional. In June 2011, the FRB issued a final rule establishing certain standards and prohibitions pursuant to the Dodd-Frank Act, including establishing standards for debit card interchange fees and allowing for an upward adjustment if the issuer develops and implements policies and procedures reasonably designed to prevent fraud. The provisions regarding debit card interchange fees and the fraud adjustment became effective October 1, 2011. The rules impose requirements on the Bancorp and its banking subsidiary and may negatively impact our revenues and results of operations. On July 31, 2013 a United States District Court found that portions of the final interchange rules were contrary to the language of the Dodd-Frank Act. The Court held that, in adopting the final rules, the FRB violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore the rule’s maximum permissible fees were too high. In addition, the Court held that the final rules’ network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The Court vacated the final rule, but stayed its ruling to provide the FRB an opportunity to replace the invalidated portions. The FRB has appealed this decision. If this decision is ultimately upheld and/or the FRB re-issues rules for purposes of implementing the Durbin Amendment in a manner consistent with this decision, the amount of debit card interchange fees the Bancorp would be permitted to charge likely would be reduced.

FDIC Matters and Resolution Planning

Title II of the Dodd-Frank Act creates an orderly liquidation process that the FDIC can employ for failing systemically important financial companies. Additionally, the Dodd-Frank Act also codifies many of the temporary changes that had already been implemented, such as permanently increasing the amount of deposit insurance to $250,000.

In January 2012, the FDIC issued a final rule that requires an insured depository institution with $50 billion or more in total assets to submit periodic contingency plans to the FDIC for resolution in the event of the institution’s failure. The rule became effective in January 2012, however, submission of plans will be staggered over a period of time. The Bancorp’s banking subsidiary is subject to this rule and submitted its first resolution plan pursuant to this rule as of December 31, 2013.

In October 2011, the FRB and FDIC issued a final rule implementing the resolution planning requirements of Section165(d) of the Dodd-Frank Act. The final rule requires bank holding companies with assets of $50 billion or more and nonbank financial firms designated by FSOC for supervision by the FRB to annually submit resolution plans to the FDIC and FRB. Each plan shall describe the company’s strategy for rapid and orderly resolution in bankruptcy during times of financial distress. Under the final rule, companies will submit their initial resolution plans on a staggered basis. The Bancorp submitted its first resolution plan pursuant to this rule as of December 31, 2013.

Proprietary Trading and Investing in Certain Funds

The Dodd-Frank Act sets forth new restrictions on banking organizations’ ability to engage in proprietary trading and sponsors of or invest in private equity and hedge funds (the “Volcker Rule”). The final regulations implementing the Volcker Rule (“Final Rules”) were adopted on December 10, 2013. The Volcker Rule generally prohibits any banking entity from (i) engaging in short-term proprietary trading for its own account and (ii) sponsoring or acquiring any ownership interest in a private equity or hedge fund. The Volcker Rule and Final Rules contain a number of exceptions. The Volcker Rule permits transactions in the securities of the U.S. government and its agencies, certain government-sponsored enterprises and states and their political subdivisions, as well as certain investments in small business investment companies. Transactions on behalf of customers and in connection with certain underwriting and market making activities, as well as risk-mitigating hedging activities and certain foreign banking activities are also permitted. The Final Rules exclude certain funds from the prohibition on fund ownership and sponsorship including wholly-owned subsidiaries, joint ventures, and acquisitions vehicles, as well as SEC registered investment companies. De minimis ownership of private equity or hedge funds is also permitted under the Final Rules. In addition to the general prohibition on sponsorship and investment, the Volcker rule contains additional requirements applicable to any private equity or hedge fund that is sponsored by the banking entity or for which it serves as investment manager or investment advisor. The Bancorp will be required under the Final Rules to demonstrate that it has a Volcker Rule compliance program. In connection with the issuance of the Final Rules, the Federal Reserve extended the conformance period generally until July 21, 2015. The Final Rules become effective April 2014, but because

178 Fifth Third Bancorp

of the FRB general extension, the Bancorp will have until July 21, 2015 to fully conform its activities and investments to the Final Rules. The FRB may extend the conformance period for two additional one-year periods. Further, with respect to covered funds that are “illiquid funds”, the FRB has the authority to grant up to five more years for the Bancorp to conform to the final Volcker Rule with respect to such illiquid funds. The Bancorp does not know whether it will be granted any extension of time to conform its activities to the final Volcker Rule.

Derivatives

Title VII of the Dodd-Frank Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. Certain affiliates of the Bancorp that engage in significant swaps activities may be required to register with the Commodity Futures Trading Commission or the SEC as a swap dealer, security-based swap dealer, major swap participant or major security-based swap participant. As with the Volcker Rule, the Bancorp will be required to demonstrate that it has a satisfactory compliance program to monitor the activities of any such entity registered under the new regulations. The ultimate impact of these derivatives regulations, and the time it will take to comply, continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and negatively impact our revenues and results of operations.

Interstate Bank Branching

The Dodd-Frank Act includes provisions permitting national and insured state banks to engage in de novo interstate branching if, under the laws of the state where the new branch is to be established, a state bank chartered in that state would be permitted to establish a branch.

Systemically Significant Companies and Capital

Title I of the Dodd-Frank Act creates a new regulatory regime for large bank holding companies. U.S. bank holding companies with $50 billion or more in total consolidated assets, including Fifth Third, are subject to enhanced prudential standards and early remediation requirements under Title I. Title I of Dodd-Frank establishes a broad framework for identifying, applying heightened supervision and regulation to, and (as necessary) limiting the size and activities of systemically significant financial companies.

The Dodd-Frank Act requires the FRB to impose enhanced capital and risk-management standards on these firms and mandates the FRB to conduct annual stress tests on all bank holding companies with $50 billion or more in assets to determine whether they have the capital needed to absorb losses in baseline, adverse, and severely adverse economic conditions. In November 2011, the FRB adopted final rules requiring bank holding companies with $50 billion or more in consolidated assets to submit capital plans to the FRB on an annual basis. Under the final rules, the FRB annually will evaluate an institutions capital adequacy, internal capital adequacy, assessment processes and plans to make capital distributions such as dividend payments and stock repurchases.

In November 2013, the FRB provided instructions on the 2014 Comprehensive Capital Analysis and Review (“CCAR”). The 2014 CCAR required bank holding companies with consolidated assets of $50 billion or more to submit a capital plan to the FRB by January 6, 2014. The mandatory elements of the capital plan are an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy.

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

In December of 2010 and revised in June of 2011, the Basel Committee on Banking Supervision (the “Basel Committee”) issued Basel III, a global regulatory framework, to enhance international capital standards. Basel III is designed to materially improve the quality of regulatory capital and introduces a new minimum common equity requirement. Basel III also raises the numerical minimum capital requirements and introduces capital conservation and countercyclical buffers to induce banking organizations to hold capital in excess of regulatory minimums. In addition, Basel III establishes an international leverage standard for internationally active banks.

In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. In July of 2013, U.S. banking regulators approved the final enhanced regulatory capital rules (“Final Capital Rules”), which included modifications to the proposed rules.

The Final Capital Rules, among other things, (i) introduce a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations. CET1 capital consists of common stock instruments that meet the eligibility criteria in the final rules, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest.

When fully phased-in on January 1, 2019, the Final Capital Rules require banking organizations to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital (that is, Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital

179 Fifth Third Bancorp

conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets for large internationally active banks.

The Final Capital Rules also provide for a “countercyclical capital buffer” designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

The Final Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Final Capital Rules, Bancorp has a one-time election (the “Opt-out Election”) to filter certain accumulated other comprehensive income (“AOCI”) components, comparable to the treatment under the current general risk-based capital rule.

The new capital rules are effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. The Bancorp is in the process of evaluating the final rules and their potential impact.

180 Fifth Third Bancorp

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

At December 31, 2013, the Bancorp, through its banking and non-banking subsidiaries, operated 1,320 banking centers, of which 941 were owned, 264 were leased and 115 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, North Carolina, West Virginia, Pennsylvania, Missouri, and Georgia. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

EXECUTIVE OFFICERS OF THE BANCORP

Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 24, are listed below along with their business experience during the past 5 years:

Kevin T. Kabat, 57. Vice Chairman of the Bancorp since September 2012 and Chief Executive Officer of the Bancorp since April 2007. Previously, Mr. Kabat was President of the Bancorp from June 2006 to September 2012 and Chairman from June 2008 to June 2010. Prior to that, Mr. Kabat was Executive Vice President of the Bancorp since December 2003.

Steven Alonso, 53. Executive Vice President of the Bancorp since March 2012. Previously, Mr. Alonso was Executive Vice President of Fifth Third Bank since November 2008. Prior to that, Mr. Alonso served as founder, chairman and CEO of OakStreet Mortgage, LLC.

Greg D. Carmichael, 52. President of the Bancorp since September 2012 and Chief Operating Officer of the Bancorp since June 2006. Previously, Mr. Carmichael was the Executive Vice President and Chief Information Officer of the Bancorp since June 2003.

Frank R. Forrest, 59. Executive Vice President and Chief Risk and Credit Officer of the Bancorp since September 2013. Previously, Mr. Forrest served with Bank of America Merrill Lynch. From March 2012 until June 2013, Mr. Forrest served as Managing Director and Quality Control Executive for Legacy Asset Services, a division of Bank of America. From September 2008 until March 2012, Mr. Forrest was Managing Director and Global Debt Products Executive for Global Corporate and Investment Banking. Formerly from January 2007 to September 2008, Mr. Forrest was Risk Management Executive for Commercial Banking.

Mark D. Hazel, 48. Senior Vice President and Controller of the Bancorp since February 2010. Prior to that, Mr. Hazel was the Assistant Bancorp Controller since 2006 and was the Controller of Nonbank entities since 2003.

James R. Hubbard, 55. Senior Vice President and Chief Legal Officer of the Bancorp since February 2010. Prior to that, Mr. Hubbard was the Senior Vice President and Director of Legal Services since June 2001.

James C. Leonard, 44. Senior Vice President and Treasurer of the Bancorp since October 2013. Previously, Mr. Leonard was the Director of Business Planning and Analysis since 2006 and was the

Chief Financial Officer of the Commercial Banking Division since 2001.

Gregory L. Kosch, 54. Executive Vice President of the Bancorp since June 2005. Previously, Mr. Kosch was Senior Vice President and head of the Bancorp’s Commercial Division in the Chicago affiliate since June 2002.

Daniel T. Poston, 55. Executive Vice President of the Bancorp since June 2003, and Chief Strategy and Administrative Officer of the Bancorp since October 2013. Previously, Mr. Poston was the Chief Financial Officer of the Bancorp from September 2009 to October 2013. Previously, Mr. Poston was the Controller of the Bancorp from July 2007 to May 2008 and from November 2008 to September 2009. Previously, Mr. Poston was the Chief Financial Officer of the Bancorp from May 2008 to November 2008. Formerly, Mr. Poston was the Auditor of the Bancorp since October 2001 and was Senior Vice President of the Bancorp and Fifth Third Bank since January 2002.

Joseph R. Robinson, 46. Executive Vice President and Chief Information Officer and Director of Information Technology and Operations of the Bancorp since September 2009. Previously, Mr. Robinson was Executive Vice President and Chief Information Officer of the Bancorp since April 2008. Prior to that, he was Senior Vice President and Director of Central Operations since November 2006 and Senior Vice President of IT Enterprise Solutions since March 2004.

Robert A. Sullivan, 59. Senior Executive Vice President of the Bancorp since December 2002.

Teresa J. Tanner, 45. Executive Vice President and Chief Human Resources Officer of the Bancorp since February 2010. Previously, Ms. Tanner was Senior Vice President and Director of Enterprise Learning since September 2008. Prior to that, she was Human Resources Senior Vice President and Senior Business Partner for the Information Technology and Central Operations divisions since July 2006. Previously, she was Vice President and Senior Business Partner for Operations since September 2004.

Mary E. Tuuk, 49. Executive Vice President of Corporate Services & Board Secretary of the Bancorp since July 2013. Previously, Ms. Tuuk served as Affiliate President of Fifth Third Bank (Western Michigan) from November 2011 to June 2013. Prior to that, Ms. Tuuk was the Executive Vice President and Chief Risk Officer of the Bancorp from June 2007 to October 2011 and from July 2013 through September 2013. Ms. Tuuk was Senior Vice President of Fifth Third Bancorp since 2003.

Tayfun Tuzun, 49. Executive Vice President and Chief Financial Officer of the Bancorp since October 2013. Previously, Mr. Tuzun was the Senior Vice President and Treasurer of the Bancorp from December 2011 to October 2013. Prior to that, Mr. Tuzun was the Assistant Treasurer and Balance Sheet Manager of Fifth Third Bancorp. Previously, Mr. Tuzun was the Structured Finance Manager since 2007.

181 Fifth Third Bancorp

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Bancorp’s common stock is traded in the over-the-counter market and is listed under the symbol “FITB” on the NASDAQ® Global Select Market System.

High and Low Stock Prices and Dividends Paid Per Share
2013	High	Low	Dividends Paid Per Share
Fourth Quarter	$21.14	$17.49	$0.12
Third Quarter	$19.79	$17.80	$0.12
Second Quarter	$18.74	$15.62	$0.12
First Quarter	$16.77	$15.19	$0.11

2012	High	Low	Dividends Paid Per Share
Fourth Quarter	$16.16	$13.75	$0.10
Third Quarter	$15.95	$13.07	$0.10
Second Quarter	$14.67	$12.04	$0.08
First Quarter	$14.73	$12.78	$0.08

See a discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 3 of the Notes to the Consolidated Financial Statements. Additionally, as of December 31, 2013, the Bancorp had 49,524 shareholders of record.

Issuer Purchases of Equity Securities

Period	Shares Purchased(a)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Shares that May Be Purchased Under the Plans or Programs
October 2013	4,270,250	$18.39	4,270,250	70,694,231
November 2013	8,538,423	19.68	8,538,423	62,155,808
December 2013	19,084,195	20.33	19,084,195	43,071,613
Total	31,892,868	$19.90	31,892,868	43,071,613
(a)	The Bancorp repurchased 66,283, 93,841 and 63,573 shares during October, November and December of 2013 in connection with various employee compensation plans of the Bancorp. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

See further discussion of stock-based compensation in Note 24 of the Notes to the Consolidated Financial Statements.

182 Fifth Third Bancorp

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis

The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the years 2008 through 2013, and 2003 through 2013, respectively, compared to the S&P 500 Stock and the S&P Banks indices.

FIFTH THIRD BANCORP VS. MARKET INDICES

183 Fifth Third Bancorp

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “EXECUTIVE OFFICERS OF THE BANCORP.”

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” of the Bancorp’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Bancorp’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS,” “COMPENSATION COMMITTEE REPORT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Bancorp’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS,” “ELECTION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS” of the Bancorp’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 24 of the Notes to the Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference under the captions “CERTAIN TRANSACTIONS”, “ELECTION OF DIRECTORS”, “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference under the caption “PRINCIPAL INDEPENDENT EXTERNAL AUDIT FIRM FEES” of the Bancorp’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pages
Report of Independent Registered Public Accounting Firm	87

Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	88-92
Notes to Consolidated Financial Statements	93-172

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

4.3

Global security representing Fifth Third Bancorp’s $500,000,000 4.50% Subordinated Notes due 2018. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2003.

4.4

First Supplemental Indenture, dated as of December 20, 2006, between Fifth Third Bancorp and Wilmington Trust Company, as Trustee. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006.

4.5

Global security representing Fifth Third Bancorp’s $500,000,000 5.45% Subordinated Notes due 2017. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006.

4.6

Global security representing Fifth Third Bancorp’s $250,000,000 Floating Rate Subordinated Notes due 2016. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006.

4.7

First Supplemental Indenture dated as of March 30, 2007 between Fifth Third Bancorp and Wilmington Trust Company, as trustee, to the Junior Subordinated Indenture dated as of May 20, 1997 between Fifth Third and the Trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2007.

4.8

Global security dated as of March 4, 2008 representing Fifth Third Bancorp’s $500,000,000 8.25% Subordinated Notes due 2038. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2008. (1)

184 Fifth Third Bancorp

4.9

Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and Wilmington Trust Company, as trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008.

4.10

Supplemental Indenture dated as of January 25, 2011 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third and the Trustee. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2011.

4.11

Global Security dated as of January 25, 2011 representing Fifth Third Bancorp’s $500,000,000 3.625% Senior Notes due 2016. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2011. (2)

4.12

Second Supplemental Indenture dated as of March 7, 2012 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third and the Trustee. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2012.

4.13

Global Security dated as of March 7, 2012 representing Fifth Third Bancorp’s $500,000,000 3.500% Senior Notes due 2022. Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 7, 2012.

4.14

Deposit Agreement dated May 16, 2013, between Fifth Third Bancorp, as issuer, Wilmington Trust, National Association, as depositary and calculation agent, American Stock Transfer & Trust Company, LLC, as transfer agent and registrar, and the holders from time to time of the depositary receipts issued thereunder. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013.

4.15

Form of Certificate Representing the 5.10% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series H, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013.

4.16

Form of Depositary Receipt for the 5.10% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series H, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013.

4.17

Global Security dated as of November 20, 2013 representing Fifth Third Bancorp’s $500,000,000 4.30% Subordinated Notes due 2024. Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2013.

4.18

Deposit Agreement dated December 9, 2013, between Fifth Third Bancorp, as issuer, Wilmington Trust, National Association, as depositary and calculation agent, American Stock Transfer & Trust Company, LLC as transfer agent and registrar, and the holders from time to time of the depositary receipts issued thereunder. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2013.

4.19

Form of Certificate Representing the 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2013.

4.20

Form of Depositary Receipt for the 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2013.

10.1

Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors, as Amended and Restated. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. *

10.2

Indenture effective November 19, 1992 between Fifth Third Bancorp, Issuer and NBD Bank, N.A., Trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 1992 and as Exhibit 4.1 to

the Registrant’s Registration Statement on Form S-3, Registration No. 33-54134.
10.3	Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.*
10.4

First Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.5

Second Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.6

Third Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.7	Fourth Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated.*
10.8	Fifth Third Bancorp Incentive Compensation Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 19, 2004.*
10.9	Fifth Third Bancorp 2008 Incentive Compensation Plan. Incorporated by reference to the Registrant’s Proxy Statement dated March 6, 2008.*
10.10	Fifth Third Bancorp 2011 Incentive Compensation Plan. Incorporated by reference to the Registrant’s Proxy Statement dated March 10, 2011.*
10.11	Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan. Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.*
10.12	Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated.
10.13	Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 9, 2001.*
10.14

Amendment No. 1 to Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006. *

10.15	Notice of Grant of Performance Units and Award Agreement. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *
10.16

Notice of Grant of Restricted Stock and Award Agreement (for Executive Officers). Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *

10.17	Notice of Grant of Stock Appreciation Rights and Award Agreement. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *
10.18	Notice of Grant of Restricted Stock and Award Agreement (for Directors). Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2004. *
10.19

Amended and Restated First National Bankshares of Florida, Inc. 2003 Incentive Plan. Incorporated by reference to First National Bankshares of Florida, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003. *

10.20

Form of Executive Agreement effective December 31, 2008, between Fifth Third Bancorp and Kevin T. Kabat, Robert A. Sullivan and Greg D. Carmichael. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008. *

10.21

Form of Executive Agreement effective December 31, 2008, between Fifth Third Bancorp and Mary E. Tuuk. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008. *

10.22

Form of Executive Agreement effective February 3, 2014, between Fifth Third Bancorp and Tayfun Tuzun. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2014.*

10.23

Form of Executive Agreement effective February 3, 2014, between Fifth Third Bancorp and Frank R. Forrest. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2014.*

10.24	Form of Amended Executive Agreement effective January 19, 2012, between Fifth Third Bancorp and Daniel T. Poston. Incorporated by

185 Fifth Third Bancorp

reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2012. *
10.25	Warrant dated June 30, 2009 issued by Vantiv Holding, LLC to Fifth Third Bank. Incorporated by reference to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.
10.26

Second Amended & Restated Limited Liability Company Agreement (excluding certain exhibits) dated as of March 21, 2012 by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, Vantiv Holding, LLC and each person who becomes a member after March 21, 2012. Incorporated by reference to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.27

Amendment and Restatement Agreement and Reaffirmation (excluding certain schedules) dated as of June 30, 2009 among Fifth Third Processing Solutions, LLC, FTPS Holding, LLC, Card Management Company, LLC, Fifth Third Holdings, LLC and Fifth Third Bank. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2009.

10.28

Registration Rights Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and certain stockholders of Vantiv, Inc. Incorporated by reference to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.29

Exchange Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC and such other holders of Class B Units and Class C Non-Voting Units that are from time to time parties of the Exchange Agreement. Incorporated by reference to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.30

Recapitalization Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and certain stockholders of Vantiv, Inc. Incorporated by reference to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.31

Description of Vantiv, Inc. Director Compensation for Greg D. Carmichael. Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. On May 10, 2012, Daniel T. Poston was elected as a Class B Director of Vantiv, Inc. Mr. Poston is subject to a substantially similar compensation arrangement as described in Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.*

10.32	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.33	Performance Share Award Agreement. Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.34	Restricted Stock Award Agreement (for Directors). Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.35	Restricted Stock Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.36

Separation Agreement dated July 25, 2013 between Paul Reynolds and Fifth Third Bancorp. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 30, 2013.*

10.37

Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated November 13, 2013 between Fifth Third Bancorp and Deutsche Bank AG, London Branch**

10.38

Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated December 10, 2013 between Fifth Third Bancorp and Deutsche Bank AG, London Branch**

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

(1)	Fifth Third Bancorp also entered into an identical security on March 4, 2008 representing an additional $500,000,000 of its 8.25% Subordinated Notes due 2038.
(2)	Fifth Third Bancorp also entered into an identical security on January 25, 2011 representing an additional $500,000,000 of its 3.625% Senior Notes due 2016.

*	Denotes management contract or compensatory plan or arrangement.
**	An application for confidential treatment for selected portions of this exhibit has been filed with the Securities and Exchange Commission.

186 Fifth Third Bancorp

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP

Registrant

/s/ Kevin T. Kabat
Kevin T. Kabat
Vice Chairman and CEO
Principal Executive Officer
February 24, 2014

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 24, 2014 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

/s/ Kevin T. Kabat
Kevin T. Kabat
Vice Chairman and CEO
Principal Executive Officer

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and CFO
Principal Financial Officer

/s/ Mark D. Hazel
Mark D. Hazel
Senior Vice President and Controller
Principal Accounting Officer

DIRECTORS:

/s/ William M. Isaac
William M. Isaac
Chairman

/s/ James P. Hackett
James P. Hackett
Lead Director

/s/ Nicholas K. Akins
Nicholas K. Akins

/s/ Darryl F. Allen
Darryl F. Allen

/s/ B. Evan Bayh III
B. Evan Bayh III

/s/ Ulysses L. Bridgeman, Jr.
Ulysses L. Bridgeman, Jr.

/s/ Emerson L. Brumback
Emerson L. Brumback

/s/ Gary R. Heminger
Gary R. Heminger

/s/ Jewell D. Hoover
Jewell D. Hoover

/s/ Kevin T. Kabat
Kevin T. Kabat

/s/ Mitchel D. Livingston, Ph.D.
Mitchel D. Livingston, Ph.D.

/s/ Michael B. McCallister
Michael B. McCallister

/s/ Hendrik G. Meijer
Hendrik G. Meijer

/s/ John J. Schiff, Jr.
John J. Schiff, Jr.

/s/ Marsha C. Williams
Marsha C. Williams

187 Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS ($ IN MILLIONS)
	Interest-Earning Assets
Year	Loans and Leases	Federal Funds Sold (a)	Interest- Bearing Deposits in Banks(a)	Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets
2013	$89,093	1	2,416	16,444	$107,954	2,482	15,053	$123,732
2012	84,822	2	1,493	15,319	101,636	2,355	15,695	117,614
2011	80,214	1	2,030	15,437	97,682	2,352	15,335	112,666
2010	79,232	11	3,317	16,371	98,931	2,245	14,841	112,434
2009	83,391	12	1,023	17,100	101,526	2,329	14,266	114,856
2008	85,835	438	183	13,424	99,880	2,490	13,411	114,296
2007	78,348	257	147	11,630	90,382	2,275	10,613	102,477
2006	73,493	252	144	20,910	94,799	2,477	8,713	105,238
2005	67,737	88	113	24,806	92,744	2,750	8,102	102,876
2004	57,042	120	195	30,282	87,639	2,216	5,763	94,896

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS ($ IN MILLIONS)
Deposits
Year	Demand	Interest Checking	Savings	Money Market	Other Time	Certificates $100,000 and Over	Foreign Office	Total	Short-Term Borrowings	Total
2013	$29,925	23,582	18,440	9,467	3,760	6,339	1,518	$93,031	3,527	$96,558
2012	27,196	23,096	21,393	4,903	4,306	3,102	1,555	85,551	4,806	90,357
2011	23,389	18,707	21,652	5,154	6,260	3,656	3,497	82,315	3,122	85,437
2010	19,669	18,218	19,612	4,808	10,526	6,083	3,361	82,277	1,926	84,203
2009	16,862	15,070	16,875	4,320	14,103	10,367	2,265	79,862	6,980	86,842
2008	14,017	14,191	16,192	6,127	11,135	9,531	4,220	75,413	10,760	86,173
2007	13,261	14,820	14,836	6,308	10,778	6,466	3,155	69,624	6,890	76,514
2006	13,741	16,650	12,189	6,366	10,500	5,795	3,711	68,952	8,670	77,622
2005	13,868	18,884	10,007	5,170	8,491	4,001	3,967	64,388	9,511	73,899
2004	12,327	19,434	7,941	3,473	6,208	2,403	4,449	56,235	13,539	69,774

INCOME ($ IN MILLIONS, EXCEPT PER SHARE DATA)
						Per Share(b)
									Originally Reported
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income (Loss) Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared	Earnings	Diluted Earnings
2013	$3,973	412	3,227	3,961	1,799	2.05	2.02	0.47	2.05	$2.02
2012	4,107	512	2,999	4,081	1,541	1.69	1.66	0.36	1.69	1.66
2011	4,218	661	2,455	3,758	1,094	1.20	1.18	0.28	1.20	1.18
2010	4,489	885	2,729	3,855	503	0.63	0.63	0.04	0.63	0.63
2009	4,668	1,314	4,782	3,826	511	0.73	0.67	0.04	0.73	0.67
2008	5,608	2,094	2,946	4,564	(2,180)	(3.91)	(3.91)	0.75	(3.94)	(3.94)
2007	6,027	3,018	2,467	3,311	1,075	1.99	1.98	1.70	2.00	1.99
2006	5,955	3,082	2,012	2,915	1,188	2.13	2.12	1.58	2.14	2.13
2005	4,995	2,030	2,374	2,801	1,548	2.79	2.77	1.46	2.79	2.77
2004	4,114	1,102	2,355	2,863	1,524	2.72	2.68	1.31	2.72	2.68

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
		Bancorp Shareholders’ Equity
Year	Common Shares Outstanding	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Book Value Per Share	Allowance for Loan and Leases Losses
2013	855,305,745	$2,051	1,034	2,561	10,156	82	(1,295)	$14,589	15.85	$1,582
2012	882,152,057	2,051	398	2,758	8,768	375	(634)	13,716	15.10	1,854
2011	919,804,436	2,051	398	2,792	7,554	470	(64)	13,201	13.92	2,255
2010	796,272,522	1,779	3,654	1,715	6,719	314	(130)	14,051	13.06	3,004
2009	795,068,164	1,779	3,609	1,743	6,326	241	(201)	13,497	12.44	3,749
2008	577,386,612	1,295	4,241	848	5,824	98	(229)	12,077	13.57	2,787
2007	532,671,925	1,295	9	1,779	8,413	(126)	(2,209)	9,161	17.18	937
2006	556,252,674	1,295	9	1,812	8,317	(179)	(1,232)	10,022	18.00	771
2005	555,623,430	1,295	9	1,827	8,007	(413)	(1,279)	9,446	16.98	744
2004	557,648,989	1,295	9	1,934	7,269	(169)	(1,414)	8,924	15.99	713
(a)	Federal funds sold and interest-bearing deposits in banks are combined in other short-term investments in the Consolidated Financial Statements.
(b)	Adjusted for accounting guidance related to the calculation of earnings per share, which was adopted retroactively on January 1, 2009.

188 Fifth Third Bancorp

FIFTH THIRD

BANCORP DIRECTORS

William M. Isaac, Chairman

Senior Managing Director-Global Head of Financial Institutions

FTI Consulting

James P. Hackett, Lead Director

CEO & Director

Steelcase, Inc.

Nicholas K. Akins

President & CEO

American Electric Power Company

Darryl F. Allen

Retired Chairman

President & CEO

Aeroquip-Vickers, Inc.

B. Evan Bayh III

Partner

McGuireWoods LLP

Ulysses L. Bridgeman, Jr.

President

B.F. Companies

Emerson L. Brumback

Retired President & COO

M&T Bank

Gary R. Heminger

President, CEO & Director

Marathon Petroleum Corporation

Jewell D. Hoover

Principal & Bank Consultant

Hoover and Associates, LLC

Kevin T. Kabat

Vice Chairman & CEO

Fifth Third Bancorp

Mitchel D. Livingston, Ph.D.

Retired Vice President for Student Affairs

& Chief Diversity Officer

University of Cincinnati

Michael B. McCallister

Retired Chairman & CEO

Humana Inc.

Hendrik G. Meijer

Co-Chairman, Director

& Co-CEO

Meijer, Inc.

John J. Schiff, Jr.

Chairman of the Executive Committee & Director

Cincinnati Financial Corporation

Marsha C. Williams

Retired Senior Vice President & Chief Financial Officer

Orbitz Worldwide, Inc.

DIRECTORS EMERITI

Philip G. Barach

John F. Barrett

J. Kenneth Blackwell

Milton C. Boesel, Jr.

Douglas G. Cowan

Thomas L. Dahl

Ronald A. Dauwe

Gerald V. Dirvin

Thomas B. Donnell

Nicholas M. Evans

Richard T. Farmer

Louis R. Fiore

John D. Geary

Ivan W. Gorr

Joseph H. Head, Jr.

Allen M. Hill

William J. Keating

Jerry L. Kirby

Robert L. Koch II

Kenneth W. Lowe

Robert B. Morgan

Michael H. Norris

David E. Reese

James E. Rogers

George A. Schaefer, Jr.

Donald B. Shackelford

David B. Sharrock

Stephen Stranahan

Dennis J. Sullivan, Jr.

Dudley S. Taft

Alton C. Wendzel

FIFTH THIRD

BANCORP OFFICERS

Kevin T. Kabat

Vice Chairman & CEO

Greg D. Carmichael

President &

Chief Operating Officer

Steven Alonso

Executive Vice President

Frank R. Forrest

Executive Vice President,

Chief Risk and Credit Officer

Mark D. Hazel

Senior Vice President &

Controller

James R. Hubbard

Senior Vice President &

Chief Legal Officer

Gregory L. Kosch

Executive Vice President

James C. Leonard

Senior Vice President & Treasurer

Daniel T. Poston

Executive Vice President &

Chief Strategy and Administrative Officer

Joseph R. Robinson

Executive Vice President &

Chief Information Officer

Robert A. Sullivan

Senior Executive Vice President

Teresa J. Tanner

Executive Vice President &

Chief Human Resources Officer

Mary E Tuuk

Executive Vice President of

Corporate Services and Board Secretary

Tayfun Tuzun

Executive Vice President &

Chief Financial Officer

AFFILIATE AND
MARKET PRESIDENTS

Donald Abel, Jr.

David A. Call

John N. Daniel

Karen Dee

David Girodat

Shawn Hagan

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

189 Fifth Third Bancorp