Form 10-Q
period 2014-03-31
FIFTH THIRD BANCORP
filed 2014-05-08
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

There were 850,512,610 shares of the Registrant’s common stock, without par value, outstanding as of April 30, 2014.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties from Fifth Third’s investment in, relationship with, and nature of the operations of Vantiv, LLC; (21) loss of income from any sale or potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth; (22) ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; and (23) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.

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

BPO: Broker Price Opinion

bps: Basis points

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

TABLE 1: Selected Financial Data

	For the three months ended March 31,
($ in millions, except for per share data)	2014	2013	% Change
Income Statement Data
Net interest income(a)	$898	893	1
Noninterest income	564	743	(24)
Total revenue(a)	1,462	1,636	(11)
Provision for loan and lease losses	69	62	12
Noninterest expense	950	978	(3)
Net income attributable to Bancorp	318	422	(25)
Net income available to common shareholders	309	413	(25)

Common Share Data
Earnings per share, basic	$0.36	0.47	(23)
Earnings per share, diluted	0.36	0.46	(22)
Cash dividends per common share	0.12	0.11	9
Book value per share	16.27	15.42	6
Market value per share	22.96	16.31	41

Financial Ratios (%)
Return on average assets	1.00%	1.41	(29)
Return on average common equity	9.0	12.5	(28)
Dividend payout ratio	33.3	23.4	42
Average Bancorp shareholders’ equity as a percent of average assets	11.53	11.38	1
Tangible common equity(b)	8.79	9.03	(3)
Net interest margin(a)	3.22	3.42	(6)
Efficiency(a)	64.9	59.8	9

Credit Quality
Net losses charged off	$168	133	26
Net losses charged off as a percent of average loans and leases(d)	0.76%	0.63	21
ALLL as a percent of portfolio loans and leases	1.65	2.08	(21)
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.82	2.28	(20)
Nonperforming assets as a percent of portfolio loans, leases and other assets, including other real estate owned(d)	1.05	1.41	(25)

Average Balances
Loans and leases, including held for sale	$90,238	88,880	2
Total securities and other short-term investments	22,940	16,846	36
Total assets	128,930	121,117	6
Transaction deposits(e)	87,896	80,938	9
Core deposits(f)	91,512	84,920	8
Wholesale funding(g)	18,244	17,683	3
Bancorp shareholders’ equity	14,862	13,779	8

Regulatory Capital Ratios (%)
Tier I risk-based capital	10.45%	10.83	(4)
Total risk-based capital	14.02	14.35	(2)
Tier I leverage	9.65	10.03	(4)
Tier I common equity(b)	9.51	9.70	(2)

(a)	Amounts presented on an FTE basis. The FTE adjustment for the three months ended March 31, 2014 and 2013 was $5.
(b)	The tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of the MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2014, the Bancorp had $129.7 billion in assets, operated 17 affiliates with 1,311 full-service Banking Centers, including 104 Bank Mart® locations open seven days a week inside select grocery stores, and 2,614 ATMs in 12 states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has a 26% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $437 million as of March 31, 2014.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document as well as the 2013 Form 10-K. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, see the Glossary of Abbreviations and Acronyms in this report for a list of terms included as a tool for the reader of this quarterly report on Form 10-Q. The abbreviations and acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2014, net interest income, on an FTE basis, and noninterest income provided 61% and 39% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries is immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived primarily from service charges on deposits, mortgage banking net revenue, corporate banking revenue, investment advisory revenue, card and processing revenue and other noninterest income. Noninterest expense is primarily driven by personnel costs, net occupancy expenses, and technology and communication costs.

Accelerated Share Repurchase Transactions

During 2013 and the three months ended March 31, 2014, the Bancorp entered into a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted average price of the Bancorp’s common stock during the term of the repurchase agreements. For more information on the accounting for these instruments, see the Capital Management section of MD&A. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the three months ended March 31, 2014 refer to Table 2.

TABLE 2: Summary of Accelerated Share Repurchase Transactions

Repurchase Date	Amount ($ in millions)	Shares Repurchased	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
November 18, 2013	$200	8,538,423	1,132,495	9,670,918	March 5, 2014
December 13, 2013	456	19,084,195	2,294,932	21,379,127	March 31, 2014
January 31, 2014	99	3,950,705	602,109	4,552,814	March 31, 2014

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Senior Notes Offering

On February 28, 2014, the Bancorp issued and sold $500 million of 2.30% unsecured senior fixed rate notes, with a maturity of five years, due on March 1, 2019. These notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding the redemption date.

Automobile Loan Securitization

In February of 2014, the Bancorp transferred approximately $1.3 billion in fixed-rate consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. The Bancorp concluded that it is the primary beneficiary of the VIE and, therefore, has consolidated this VIE. For additional information on the automobile loan securitization, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

The FRB launched the 2014 capital planning and stress testing program, CCAR, on November 1, 2013. The CCAR program requires BHCs with $50 billion or more of total consolidated assets to submit annual capital plans to the FRB for review and to conduct stress tests under a number of economic scenarios. The capital plan and stress testing results were submitted by the Bancorp to the FRB on January 6, 2014.

In March of 2014, the FRB disclosed its estimates of participating institutions results under the FRB supervisory stress scenario, including capital results, which assume all banks take certain consistently applied future capital actions. In addition, the FRB disclosed its estimates of participating institutions results under the FRB supervisory severe stress scenarios including capital results based on each company’s own base scenario capital actions.

On March 26, 2014, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2014 CCAR. The FRB indicated to the Bancorp that it did not object to the following capital actions for the period beginning April 1, 2014 and ending March 31, 2015:

•	the potential increase in the quarterly common stock dividend to $0.13 per share;

•	the potential repurchase of common shares in an amount up to $669 million;

•	and the ability to repurchase shares in the amount of any after-tax gains from the sale of Vantiv, Inc. common stock.

For more information on the 2014 CCAR results, refer to the Capital Management section of MD&A.

The Bancorp and other large bank holding companies are required to conduct a separate mid-year stress test using financial data as of March 31st under three company-derived macro-economic scenarios (base, adverse and severely adverse). The Bancorp will submit the results of its mid-year stress test to the FRB in July of 2014. For further discussion on the 2014 mid-year stress test, see the Capital Management section of MD&A.

Fifth Third offers qualified deposit customers a deposit advance product if they choose to avail themselves of this product to meet short term, small-dollar financial needs. In April of 2013, the CFPB issued a “White Paper” which studied financial services industry offerings and customer use of deposit advance products as well as payday loans and is considering whether rules governing these products are warranted. At the same time, the OCC and FDIC each issued proposed supervisory guidance for public comment to institutions they supervise which supplements existing OCC and FDIC guidance, detailing the principles they expect financial institutions to follow in connection with deposit advance products and supervisory expectations for the use of deposit advance products. The Federal Reserve also issued a statement in April to state member banks like Fifth Third for whom the Federal Reserve is the primary regulator. This statement encouraged state member banks to respond to customers’ small-dollar credit needs in a responsible manner; emphasized that they should take into consideration the risks associated with deposit advance products, including potential consumer harm and potential elevated compliance risk; and reminded them that these product offerings must comply with applicable laws and regulations. Fifth Third’s deposit advance product is designed to fully comply with the applicable federal and state laws and use of this product is subject to strict eligibility requirements and advance restriction guidelines to limit dependency on this product as a borrowing source. Fifth Third believes this product provides customers with a relatively low-cost alternative for such needs. On January 17, 2014, given developments in industry practice, Fifth Third announced that it will no longer enroll new customers in its deposit advance product and will phase out the service to existing customers by the end of 2014. These advance balances are included in other consumer loans and leases in the Bancorp’s Condensed Consolidated Balance Sheets and represent substantially all of the revenue reported in interest and fees on other consumer loans and leases in the Bancorp’s Condensed Consolidated Statements of Income and in Table 4 in the Statements of Income Analysis section of MD&A. Fifth Third has been monitoring industry developments and is working to develop and implement alternative products and services in order to address the needs of its customers. The Bancorp is currently in the process of evaluating the impact to the Bancorp’s Condensed Consolidated Financial Statements of both the phase out of the deposit advance product and the development of alternative products and services.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In December of 2010 and revised in June of 2011, the BCBS issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. In July of 2013, U.S. banking regulators approved the final enhanced regulatory capital rules (Basel III Final Rule), which included modifications to the proposed rules. The Bancorp continues to evaluate the Basel III Final Rule and its potential impact. For more information on the impact of the regulatory capital enhancements, refer to the Capital Management section of MD&A. Refer to the Non-GAAP section of MD&A for an estimate of the Basel III Tier 1 common equity ratio.

On December 10, 2013, the banking agencies finalized section 619 of the Dodd-Frank Act known as the Volcker Rule, which became effective April 1, 2014. Though the final rule was effective April 1, 2014, the Federal Reserve has granted the industry an extension of time until July 21, 2015 to conform activities to be in compliance with the Volcker Rule. It is possible that additional conformance period extensions could be granted either to the entire industry, or, upon request, to requesting banking organizations on a case-by-case basis. The final rule prohibits banks and bank holding companies from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments for their own account. The Volcker Rule also restricts banks and their affiliated entities from owning, sponsoring or having certain relationships with private equity and hedge funds, as well as holding certain collateralized loan obligations that are deemed to contain ownership interests. Exemptions are provided for certain activities such as underwriting, market making, hedging, trading in certain government obligations and organizing and offering a hedge fund or private equity fund. Fifth Third does not sponsor any private equity or hedge funds that, under the final rule, it is prohibited from sponsoring. As of March 31, 2014, the Bancorp held no collateralized loan obligations. As of March 31, 2014, the Bancorp had approximately $183 million in interests and approximately $75 million in binding commitments to invest in private equity funds that are affected by the Volcker Rule. It is expected that over time the Bancorp may need to sell or redeem these investments, however no formal plan to sell has been approved as of March 31, 2014. The Bancorp believes it is likely that these investments will be reduced over time in the ordinary course before compliance is required.

On January 7, 2013, the BCBS issued a final international standard for the LCR for large, internationally active banks. In addition, the BCBS plans on introducing the NSFR final standard in the next two years. On October 24, 2013, the U.S. banking agencies issued an NPR that would implement a LCR requirement for U.S. banks that is generally consistent with the international LCR standards for large, internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure, and a Modified LCR for BHCs with at least $50 billion in total consolidated assets that are not internationally active, like Fifth Third. The NPR was open for public comment until January 31, 2014. Refer to the Liquidity Risk Management section in MD&A for further discussion on these ratios.

On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the FRB’s rule concerning electronic debit card transaction fees and network exclusivity arrangements (the “Current Rule”) that were adopted to implement Section 1075 of the Dodd-Frank Act, known as the Durbin Amendment. The Court held that, in adopting the Current Rule, the FRB violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore the Current Rule’s maximum permissible fees were too high. In addition, the Court held that the Current Rule’s network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The Court vacated the Current Rule, but stayed its ruling to provide the FRB an opportunity to replace the invalidated portions. The FRB appealed this decision and on March 21, 2014, the D.C. Circuit Court of Appeals reversed the District Court’s grant of summary judgment and remanded the case for further proceedings in accordance with its opinion. If this decision is ultimately overturned and/or the FRB re-issues rules for purposes of implementing the Durbin Amendment in a manner consistent with the District Court decision, the amount of debit card interchange fees the Bancorp would be permitted to charge likely would be reduced. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for further information regarding the Bancorp’s debit card interchange revenue.

Earnings Summary

The Bancorp’s net income available to common shareholders for the first quarter of 2014 was $309 million, or $0.36 per diluted share, which was net of $9 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the first quarter of 2013 was $413 million, or $0.46 per diluted share, which was net of $9 million in preferred stock dividends. Pre-provision net revenue was $507 million for the three months ended March 31, 2014 compared to $653 million in the same period in 2013. Pre-provision net revenue is a non-GAAP measure. For further information, see the Non-GAAP Financial Measures section in MD&A.

Net interest income was $898 million for the quarter ended March 31, 2014 compared to $893 million for the first quarter of 2013. Net interest income was positively impacted by increases in average taxable securities of $5.2 billion and average loans and leases of $1.4 billion, as well as a decrease in rates paid on long-term debt compared to the same period in the prior year. These benefits were partially offset by lower yields on the Bancorp’s interest-earning assets and an increase in average long-term debt of $2.8 billion. Net interest margin was 3.22% and 3.42% for the three months ended March 31, 2014 and 2013, respectively.

Noninterest income decreased $179 million in the first quarter of 2014 compared to the same period in the prior year. The decrease from the first quarter of 2013 was primarily due to a decrease in mortgage banking net revenue and other noninterest income. Mortgage banking net revenue decreased $111 million for the three months ended March 31, 2014 compared to the same period in the prior year primarily due to a decrease in origination fees and gains on loan sales and a decrease in positive net valuation adjustments on mortgage servicing rights and free-standing derivatives entered into to economically hedge the MSR portfolio partially offset by a decrease in mortgage servicing rights amortization. Other noninterest income decreased $68 million in the first quarter of 2014 compared to the first quarter of 2013 primarily due to a negative valuation adjustment of $36 million on the stock warrant associated with Vantiv Holding, LLC for the three months ended March 31, 2014 compared to a positive valuation adjustment of $34 million for the three months ended March 31, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense decreased $28 million in the first quarter of 2014 compared to the same period in 2013 primarily due to a decrease in total personnel costs partially offset by an increase in other noninterest expense. Total personnel costs decreased $53 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to decreases in incentive compensation, base compensation, and employee benefits. Other noninterest expense increased $18 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to an increase in litigation expense and an increase in impairment on affordable housing investments partially offset by a decrease in the provision for representation and warranty claims, FDIC insurance and other taxes, and loan and lease expenses.

Credit Summary

The Bancorp does not originate subprime mortgage loans and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. The provision for loan and lease losses was $69 million for the three months ended March 31, 2014 compared to $62 million during the same period in 2013. The increase in provision expense compared to the same period in the prior year was due to an increase in certain impaired commercial loans partially offset by improved delinquency metrics. In addition, net charge-offs as a percent of average portfolio loans and leases were 0.76% during the first quarter of 2014 compared to 0.63% during the first quarter of 2013. At March 31, 2014, nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) were 1.05%, compared to 1.10% at December 31, 2013. For further discussion on credit quality, see the Credit Risk Management section in MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the FRB. As of March 31, 2014, the Tier I risk-based capital ratio was 10.45%, the Tier I leverage ratio was 9.65% and the total risk-based capital ratio was 14.02%.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles non-GAAP financial measures to U.S. GAAP as of or for three months ended:

TABLE 3: Non-GAAP Financial Measures

	March 31,	March 31,
($ in millions)	2014	2013
Income before income taxes (U.S. GAAP)	$438	591
Add: Provision expense (U.S. GAAP)	69	62

Pre-provision net revenue	507	653
Net income available to common shareholders (U.S. GAAP)	$309	413
Add: Intangible amortization, net of tax	1	1

Tangible net income available to common shareholders	$310	414

	March 31,	December 31,
	2014	2013
Total Bancorp shareholders’ equity (U.S. GAAP)	$14,826	14,589
Less: Preferred stock	(1,034)	(1,034)
Goodwill	(2,416)	(2,416)
Intangible assets	(18)	(19)

Tangible common equity, including unrealized gains / losses	11,358	11,120
Less: Accumulated other comprehensive income	(196)	(82)

Tangible common equity, excluding unrealized gains / losses (1)	11,162	11,038
Add: Preferred stock	1,034	1,034

Tangible equity (2)	$12,196	12,072

Total assets (U.S. GAAP)	$129,654	130,443
Less: Goodwill	(2,416)	(2,416)
Intangible assets	(18)	(19)
Accumulated other comprehensive income, before tax	(302)	(126)

Tangible assets, excluding unrealized gains / losses (3)	$126,918	127,882

Total Bancorp shareholders’ equity (U.S. GAAP)	$14,826	14,589
Less: Goodwill and certain other intangibles	(2,490)	(2,492)
Accumulated other comprehensive income	(196)	(82)
Add: Qualifying TruPS	60	60
Other	(18)	19

Tier I risk-based capital	12,182	12,094
Less: Preferred stock	(1,034)	(1,034)
Qualifying TruPS	(60)	(60)
Qualified noncontrolling interests in consolidated subsidiaries	(1)	(37)

Tier I common equity (4)	$11,087	10,963

Risk-weighted assets (5) (a)	$116,622	116,736
Ratios:
Tangible equity (2) / (3)	9.61%	9.44
Tangible common equity (1) / (3)	8.79%	8.63
Tier I common equity (4) / (5)	9.51%	9.39

Basel III Final Rule—Estimated Tier I common equity ratio
Tier I common equity (Basel I)	$11,087	10,963
Add: Adjustment related to capital components(b)	99	82

Estimated Tier I common equity under Basel III Final Rule without AOCI (opt out) (6)	11,186	11,045
Add: Adjustment related to AOCI(c)	196	82

Estimated Tier I common equity under Basel III Final Rule with AOCI (non opt out) (7)	11,382	11,127

Estimated risk-weighted assets under Basel III Final Rule (d) (8)	122,659	122,851

Estimated Tier I common equity ratio under Basel III Final Rule (opt out) (6) / (8)	9.12%	8.99
Estimated Tier I common equity ratio under Basel III Final Rule (non opt out) (7) / (8)	9.28%	9.06

(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in the Bancorp’s total risk-weighted assets.
(b)	Adjustments related to capital components include MSRs and deferred tax assets subject to threshold limitations and deferred tax liabilities related to intangible assets, which were deductions to capital under Basel I capital rules.
(c)	Under final Basel III rules, non-advanced approach banks are permitted to make a one-time election to opt out of the requirement to include AOCI in Tier I common equity.
(d)	Key differences under Basel III in the calculation of risk-weighted assets compared to Basel I include: (1) Risk weighting for commitments under 1 year; (2) Higher risk weighting for exposures to securitizations, past due loans, foreign banks and certain commercial real estate; (3) Higher risk weighting for MSRs and deferred tax assets that are under certain thresholds as a percent of Tier I capital; and (4) Derivatives are differentiated between exchange clearing and over-the-counter and the 50% risk-weight cap is removed.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. These accounting policies are discussed in detail in Management’s Discussion and Analysis – Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013. No material changes were made to the valuation techniques or models during the three months ended March 31, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on securities, loans and leases (including yield-related fees) and other interest-earning assets less the interest paid for core deposits (includes transaction deposits and other time deposits) and wholesale funding (includes certificates of deposit $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest rate spread due to the interest income earned on those assets that are funded by noninterest-bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Table 4 presents the components of net interest income, net interest margin and net interest rate spread for the three months ended March 31, 2014 and 2013, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income was $898 million for the first quarter of 2014, an increase of $5 million compared to the first quarter of 2013. For the three months ended March 31, 2014, net interest income was positively impacted by increases in average taxable securities of $5.2 billion and average loans and leases of $1.4 billion, as well as a decrease in rates paid on long-term debt compared to the same period in the prior year. These benefits were partially offset by lower yields on the Bancorp’s interest-earning assets and an increase in average long-term debt of $2.8 billion. The net interest rate spread decreased to 3.07% in the first quarter of 2014 from 3.25% in the same period in 2013, as the benefit of the decrease in rates on average interest-bearing liabilities was more than offset by a 26 bps decrease in yield on average interest-earnings assets.

Net interest margin was 3.22% for the three months ended March 31, 2014 compared to 3.42% for the three months ended March 31, 2013. The decrease of 20 bps was driven primarily by a decline in yields on loans partially offset by an increase in free funding balances and lower rates on interest-bearing liabilities.

Interest income from loans and leases decreased $59 million, or seven percent, compared to the first quarter of 2013. The decrease from the three months ended March 31, 2013 was primarily the result of a decrease of 32 bps in average loans and leases yields partially offset by an increase of two percent in average loans and leases. The increase in average loans and leases for the three months ended March 31, 2014 was driven primarily by an increase of $4.0 billion, or 11%, in average commercial and industrial loans partially offset by a decrease of $1.6 billion, or 11%, in average residential mortgage loans. For more information on the Bancorp’s loan and lease portfolio, see the Loans and Leases section of the Balance Sheet Analysis section of MD&A. In addition, interest income from investment securities and other short-term investments increased $57 million compared to the three months ended March 31, 2013, primarily as the result of an increase of $5.2 billion, or 34%, in average taxable securities coupled with a 35 bps increase in yields on average taxable securities.

Average core deposits increased $6.6 billion, or eight percent, compared to the first quarter of 2013. The increase was primarily due to an increase in average money market deposits, average interest checking deposits and average demand deposits partially offset by a decrease in average savings deposits. The cost of average core deposits decreased to 18 bps for the three months ended March 31, 2014 from 19 bps for the three months ended March 31, 2013. This decrease was primarily the result of a mix shift to lower cost core deposits as a result of run-off of higher priced CDs partially offset by an increase of 4 bps in the rate paid on average money market deposits compared to the three months ended March 31, 2013.

For the three months ended March 31, 2014, interest expense on average wholesale funding decreased $4 million, or seven percent, compared to the three months ended March 31, 2013, primarily as a result of a decrease in interest expense related to long-term debt and a $3.6 billion decrease in average other short-term borrowings coupled with an 8 bps decrease in the rate paid for other short-term borrowings. Interest expense on long-term debt decreased due to a decrease in the rate paid on long-term debt of 90 bps partially offset by a $2.8 billion increase in average long-term debt. Refer to the Borrowings section of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three months ended March 31, 2014, average wholesale funding represented 23% of average interest-bearing liabilities compared to 24% during the three months ended March 31, 2013. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 4: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the three months ended	March 31, 2014			March 31, 2013			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$40,409	$334	3.35%	$36,423	$350	3.90%	$36	(52)	(16)
Commercial mortgage	7,983	67	3.43	8,978	80	3.63	(9)	(4)	(13)
Commercial construction	1,118	10	3.48	700	6	3.21	3	1	4
Commercial leases	3,607	27	3.09	3,557	30	3.38	—	(3)	(3)

Subtotal – commercial	53,117	438	3.35	49,658	466	3.80	30	(58)	(28)
Residential mortgage loans	13,304	129	3.94	14,866	146	3.98	(16)	(1)	(17)
Home equity	9,194	85	3.74	9,872	91	3.74	(6)	—	(6)
Automobile loans	12,023	85	2.86	12,096	98	3.29	(1)	(12)	(13)
Credit card	2,230	54	9.90	2,069	49	9.67	4	1	5
Other consumer loans/leases	370	36	39.93	319	36	46.77	6	(6)	—

Subtotal – consumer	37,121	389	4.26	39,222	420	4.35	(13)	(18)	(31)

Total loans and leases	90,238	827	3.72	88,880	886	4.04	17	(76)	(59)
Securities:
Taxable	20,385	168	3.33	15,224	112	2.98	42	14	56
Exempt from income taxes(b)	46	1	5.51	51	1	5.44	—	—	—
Other short-term investments	2,509	2	0.26	1,571	1	0.26	1	—	1

Total interest-earning assets	113,178	998	3.58	105,726	1,000	3.84	60	(62)	(2)
Cash and due from banks	2,850			2,225
Other assets	14,478			15,016
Allowance for loan and lease losses	(1,576)			(1,850)

Total assets	$128,930			$121,117

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$25,911	$14	0.23%	$23,763	$13	0.23%	$—	1	1
Savings	16,903	5	0.11	19,576	6	0.13	—	(1)	(1)
Money market	12,439	9	0.28	7,932	5	0.24	3	1	4
Foreign office deposits	2,017	1	0.29	1,102	1	0.26	—	—	—
Other time deposits	3,616	9	0.99	3,982	15	1.50	(1)	(5)	(6)
Certificates - $100,000 and over	5,576	10	0.70	4,017	11	1.09	4	(5)	(1)
Other deposits	—	—	0.05	40	—	0.13	—	—	—
Federal funds purchased	547	—	0.10	691	—	0.14	—	—	—
Other short-term borrowings	1,808	1	0.10	5,429	2	0.18	—	(1)	(1)
Long-term debt	10,313	51	2.04	7,506	54	2.94	16	(19)	(3)

Total interest-bearing liabilities	79,130	100	0.51	74,038	107	0.59	22	(29)	(7)
Demand deposits	30,626			28,565
Other liabilities	4,274			4,687

Total liabilities	114,030			107,290
Total equity	14,900			13,827

Total liabilities and equity	$128,930			$121,117

Net interest income		$898			$893		$38	(33)	5
Net interest margin			3.22%			3.42%
Net interest rate spread			3.07			3.25
Interest-bearing liabilities to interest-earning assets			69.92			70.03

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $5 for the three months ended March 31, 2014 and 2013.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses within the loan and lease portfolio that is based on factors previously discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013. The provision is recorded to bring the ALLL to a level deemed appropriate by the Bancorp to cover losses inherent in the portfolio. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans and leases actually removed from the Condensed Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for loan and lease losses was $69 million for the three months ended March 31, 2014 compared to $62 million during the same period in 2013. The increase in provision expense compared to the same period in the prior year was due to an increase in certain impaired commercial loans partially offset by improved delinquency metrics. The ALLL declined $99 million from $1.6 billion at December 31, 2013 to $1.5 billion at March 31, 2014. As of March 31, 2014, the ALLL as a percent of portfolio loans and leases decreased to 1.65%, compared to 1.79% at December 31, 2013.

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

Noninterest Income

Noninterest income decreased $179 million, or 24%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

The components of noninterest income are as follows:

TABLE 5: Noninterest Income

	For the three months ended March 31,
($ in millions)	2014	2013	% Change
Service charges on deposits	$133	131	2
Mortgage banking net revenue	109	220	(50)
Corporate banking revenue	104	99	6
Investment advisory revenue	102	100	2
Card and processing revenue	68	65	5
Other noninterest income	41	109	(63)
Securities gains, net	7	17	(60)
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	2	(100)

Total noninterest income	$564	743	(24)

Service charges on deposits

Service charges on deposits increased $2 million for the three months ended March 31, 2014 compared to the same period in the prior year. The increase for the three months ended March 31, 2014 was primarily driven by commercial deposit revenue which increased $3 million due to new customer acquisition and product expansion. The increase in commercial deposit revenue was partially offset by a $1 million decrease in consumer deposit revenue due to a decrease in consumer overdraft fees.

Mortgage banking net revenue

Mortgage banking net revenue decreased $111 million, or 50%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

The components of mortgage banking net revenue are as follows:

TABLE 6: Components of Mortgage Banking Net Revenue

	For the three months ended March 31,
($ in millions)	2014	2013
Origination fees and gains on loan sales	$41	169
Net mortgage servicing revenue:
Gross mortgage servicing fees	62	61
Mortgage servicing rights amortization	(22)	(53)
Net valuation adjustments on mortgage servicing rights and free-standing derivatives entered into to economically hedge MSR	28	43

Net mortgage servicing revenue	68	51

Mortgage banking net revenue	$109	220

Origination fees and gains on loan sales decreased $128 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to a 76% decrease in residential mortgage loan originations coupled with a decrease in profit margins on sold residential mortgage loans. Residential mortgage loan originations decreased to $1.7 billion during the first quarter of 2014 compared to $7.4 billion during the first quarter of 2013 as fewer borrowers were able to achieve savings refinancing their mortgages.

Net servicing revenue is comprised of gross servicing fees and related servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net servicing revenue increased $17 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, driven primarily by a $31 million decrease in servicing rights amortization for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to an increase in interest rates which caused prepayment speeds to slow. The decrease in mortgage servicing rights amortization was partially offset by a $15 million decrease in net valuation adjustments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The net valuation adjustment of $28 million during the first quarter of 2014 included $24 million in gains from derivatives economically hedging the MSRs and a $4 million recovery of temporary impairment on the MSRs. Actual prepayments on the servicing portfolio continued to decline during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This caused modeled prepayment speeds to slow, which led to the recovery of temporary impairment on servicing rights during the quarter ended March 31, 2014. The net valuation adjustment of $43 million during the first quarter of 2013 included a $49 million recovery of temporary impairment on the MSRs partially offset by $6 million in losses from derivatives economically hedging the MSRs. The Bancorp’s total residential loans serviced as of March 31, 2014 and 2013 were $82.2 billion and $79.5 billion, respectively, with $68.9 billion and $64.8 billion, respectively, of residential mortgage loans serviced for others.

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

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. There were no gains or losses recognized during the three months ended March 31, 2014 and the Bancorp recognized net gains of $2 million during the three months ended March 31, 2013.

Corporate banking revenue

Corporate banking revenue increased $5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase compared to the three months ended March 31, 2013 was primarily due to an increase in syndication fees and lease remarketing fees partially offset by a decrease in foreign exchange fees and interest rate derivatives.

Investment advisory revenue

Investment advisory revenue increased $2 million for the three months ended March 31, 2014 compared to the same period in 2013, primarily driven by a $3 million increase in private client service fees partially offset by a $2 million decrease in securities and brokerage fees due to a decrease in equity market values. The Bancorp had approximately $302 billion and $318 billion in total assets under care as of March 31, 2014 and 2013, respectively, and managed $26 billion and $27 billion in assets, respectively, for individuals, corporations and not-for-profit organizations for the same comparative periods.

Card and processing revenue

Card and processing revenue increased $3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was the result of higher processing fees related to additional ATM locations and an increase in the number of actively used cards. Debit card interchange revenue, included in card and processing revenue, was $30 million and $29 million for the three months ended March 31, 2014 and 2013, respectively.

Other noninterest income

The major components of other noninterest income are as follows:

TABLE 7: Components of Other Noninterest Income

	For the three months ended March 31,
($ in millions)	2014	2013
Operating lease income	$21	16
Equity method income from interest in Vantiv Holding, LLC	14	17
Cardholder fees	11	11
BOLI income	11	10
Banking center income	8	9
Consumer loan and lease fees	6	6
Insurance income	3	8
Gain (loss) on swap associated with the sale of Visa, Inc. class B shares	1	(7)
Gain on loan sales	—	2
Loss on OREO	(10)	(10)
Valuation adjustments on stock warrant associated with Vantiv Holding, LLC	(36)	34
Other, net	12	13

Total other noninterest income	$41	109

Other noninterest income decreased $68 million, or 63%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to valuation adjustments on the stock warrant associated with Vantiv Holding, LLC. The fair value of the stock warrant is calculated using the Black-Scholes valuation model, which utilizes several key inputs (Vantiv Inc. stock price, strike price per the warrant and several unobservable inputs). The negative valuation adjustment of $36 million for the three months ended March 31, 2014 was primarily due to a decline of seven percent in Vantiv Inc.’s share price from December 31, 2013 to March 31, 2014. The positive valuation adjustment of $34 million for the three months ended March 31, 2013 was primarily due to an increase of 16% in Vantiv Inc.’s share price from December 31, 2012 to March 31, 2013. For additional information on the valuation of the warrant, see Note 19 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expense

Total noninterest expense decreased $28 million, or three percent, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

The major components of noninterest expense are as follows:

TABLE 8: Noninterest Expense

	For the three months ended March 31,
($ in millions)	2014	2013	% Change
Salaries, wages and incentives	$359	399	(10)
Employee benefits	101	114	(11)
Net occupancy expense	80	79	1
Technology and communications	53	49	8
Card and processing expense	31	31	—
Equipment expense	30	28	6
Other noninterest expense	296	278	6

Total noninterest expense	$950	978	(3)

Efficiency ratio	64.9%	59.8%

Total personnel costs (salaries, wages and incentives plus employee benefits) decreased $53 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to a decrease in incentive compensation driven by the mortgage business which had lower production levels and a decrease in base compensation and employee benefits as a result of a decline in the number of full time equivalent employees. Full time equivalent employees totaled 19,080 at March 31, 2014 compared to 20,744 at March 31, 2013.

TABLE 9: Components of Other Noninterest Expense

	For the three months ended March 31,
($ in millions)	2014	2013
Losses and adjustments	$65	38
Affordable housing investments impairment	32	20
Loan and lease	29	40
FDIC insurance and other taxes	28	34
Marketing	22	26
Professional service fees	18	14
Operating lease	17	12
Travel	12	13
Postal and courier	12	13
Data processing	9	11
Recruitment and education	7	6
OREO expense	5	4
Insurance	4	5
Intangible asset amortization	1	2
Benefit from the reserve for unfunded commitments and letters of credit	(9)	(11)
Other, net	44	51

Total other noninterest expense	$296	278

Total other noninterest expense increased $18 million, or six percent, for the three months ended March 31, 2014 compared to the same period in 2013. Losses and adjustments increased $27 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to an increase in litigation expense partially offset by a decrease in representation and warranty expense. Litigation expense increased $49 million during the three months ended March 31, 2014 compared to the same period in the prior year due to increased litigation and regulatory activity. The provision for representation and warranty claims decreased $15 million for the three months ended March 31, 2014 compared to the same period in 2013 due to improving underlying repurchase metrics and the settlement in the fourth quarter of 2013 with FHLMC. Impairment on affordable housing investments increased $12 million for the three months ended March 31, 2014 compared to the same period in 2013, as the prior period included a $9 million benefit from the sale of affordable housing investments. These impacts were partially offset by a decrease in loan and lease expense and FDIC insurance and other taxes. Loan and lease expenses decreased $11 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily as a result of decreases in loan closing fees and appraisal fees due to a decline in mortgage originations. FDIC insurance and other taxes decreased $6 million for the three months ended March 31, 2014 compared to the same period in 2013 due to the improved credit quality of loans which is a component of the FDIC assessment rate calculation.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 64.9% for the three months ended March 31, 2014 compared to 59.8% for the three months ended March 31, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 10: Applicable Income Taxes

	For the three months ended March 31,
($ in millions)	2014	2013
Income before income taxes	$438	591
Applicable income tax expense	119	179
Effective tax rate	27.3%	30.4

Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments, and tax credits, partially offset by the effect of certain nondeductible expenses. The tax credits are associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC, and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees and directors. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised, the Bancorp is required to write-off the deferred tax asset previously established for these stock-based awards. The stock-based awards granted in March of 2003 had an exercise period that expired in March of 2013. As these stock-based awards were not exercised on or before their expiration date, the Bancorp was required to write-off the $12 million deferred tax asset established for these awards during the first quarter of 2013. Based on the Bancorp’s stock price at March 31, 2014, the Bancorp does not believe it will need to recognize a non-cash charge to income tax expense over the next twelve months related to stock-based awards. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future. Therefore, it is possible the Bancorp may need to recognize a non-cash charge to income tax expense in the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies loans and leases based upon their primary purpose. Table 11 summarizes end of period loans and leases, including loans held for sale and Table 12 summarizes average total loans and leases, including loans held for sale.

TABLE 11: Components of Total Loans and Leases (includes held for sale)

	March 31, 2014		December 31, 2013
($ in millions)	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$40,692	46	39,347	45
Commercial mortgage loans	7,959	9	8,069	9
Commercial construction loans	1,220	1	1,041	1
Commercial leases	3,577	4	3,626	4

Subtotal – commercial	53,448	60	52,083	59

Consumer:
Residential mortgage loans	13,275	15	13,570	15
Home equity	9,125	10	9,246	10
Automobile loans	12,088	13	11,984	13
Credit card	2,177	2	2,294	3
Other consumer loans and leases	372	—	381	—

Subtotal – consumer	37,037	40	37,475	41

Total loans and leases	$90,485	100	89,558	100

Total portfolio loans and leases (excludes loans held for sale)	$89,705		88,614

Loans and leases, including loans held for sale, increased $927 million from December 31, 2013. The increase from December 31, 2013 was the result of a $1.4 billion, or three percent, increase in commercial loans and leases partially offset by a $438 million, or one percent, decrease in consumer loans and leases.

Commercial loans and leases increased from December 31, 2013 primarily due to an increase in commercial and industrial loans and commercial construction loans partially offset by a decrease in commercial mortgage loans. Commercial and industrial loans increased $1.3 billion, or three percent, from December 31, 2013 and commercial construction loans increased $179 million, or 17%, from December 31, 2013 as a result of an increase in new loan origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Commercial mortgage loans decreased $110 million, or one percent, from December 31, 2013 due to continued runoff as the level of new originations was less than the repayments of the existing portfolio.

Consumer loans and leases decreased from December 31, 2013 primarily due to a decrease in residential mortgage loans, home equity and credit card loans partially offset by an increase in automobile loans. Residential mortgage loans decreased $295 million, or two percent, primarily due to a decline in loans held for sale of $241 million from reduced origination volumes. Home equity decreased $121 million, or one percent, from December 31, 2013 as payoffs exceeded new loan production. Credit card loans decreased $117 million, or five percent, from December 31, 2013 due to seasonal trends from the paydown of year-end balances which were higher due to holiday spending. Additionally, automobile loans increased $104 million, or one percent, from December 31, 2013 due to a seasonal increase in originations.

TABLE 12: Components of Average Total Loans and Leases (includes held for sale)

	March 31, 2014		March 31, 2013
For the three months ended ($ in millions)	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$40,409	46	36,423	41
Commercial mortgage loans	7,983	9	8,978	10
Commercial construction loans	1,118	1	700	1
Commercial leases	3,607	4	3,557	4

Subtotal – commercial	53,117	60	49,658	56

Consumer:
Residential mortgage loans	13,304	15	14,866	17
Home equity	9,194	10	9,872	11
Automobile loans	12,023	13	12,096	14
Credit card	2,230	2	2,069	2
Other consumer loans and leases	370	—	319	—

Subtotal – consumer	37,121	40	39,222	44

Total average loans and leases	$90,238	100	88,880	100

Total average portfolio loans and leases (excludes loans held for sale)	$89,530		85,903

Average loans and leases, including loans held for sale, increased $1.4 billion, or two percent, from March 31, 2013. The increase from March 31, 2013 was the result of a $3.5 billion, or seven percent, increase in average commercial loans and leases partially offset by a $2.1 billion, or five percent, decrease in average consumer loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans and leases increased from March 31, 2013 primarily due to an increase in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial loans increased $4.0 billion, or 11%, from March 31, 2013 and average commercial construction loans increased $418 million, or 60%, from March 31, 2013 due to an increase in new loan origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage loans decreased $995 million, or 11%, from March 31, 2013 due to continued runoff as the level of new originations was less than the repayments on the current portfolio.

Average consumer loans and leases decreased from March 31, 2013 due to a decrease in average residential mortgage loans, average home equity, and average automobile loans, partially offset by an increase in average credit card loans. Average residential mortgage loans decreased $1.6 billion, or 11%, from March 31, 2013 due to a decline in average loans held for sale of $2.1 billion from reduced origination volumes driven by higher mortgage rates partially offset by the continued retention of certain shorter term residential mortgage loans originated through the Bancorp’s retail branches. Average home equity decreased $678 million, or seven percent, from March 31, 2013 as payoffs exceeded new loan production. Average automobile loans decreased $73 million, or one percent, from March 31, 2013 due to a decline in average loans held for sale of $135 million primarily driven by the impact of the securitization and sale of automobile loans in the first quarter of 2013, partially offset by an increase in average portfolio loans of $62 million driven by loan originations exceeding runoff in the following periods. Average credit card loans increased $161 million, or eight percent, from March 31, 2013 due to an increase in open and active accounts driven by the volume of new customer accounts.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. Total investment securities were $21.3 billion and $19.1 billion at March 31, 2014 and December 31, 2013, respectively.

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

At March 31, 2014, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio. Additionally, securities classified as below investment grade were immaterial as of March 31, 2014 and December 31, 2013. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. The Bancorp recognized $17 million of OTTI on its available-for sale and other debt securities during the three months ended March 31, 2014 and did not recognize any OTTI on its available-for sale and other debt securities during the three months ended March 31, 2013. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or its held-to-maturity debt securities during the three months ended March 31, 2014 and 2013.

TABLE 13: Components of Investment Securities

($ in millions)	March 31, 2014	December 31, 2013
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and government agencies	$26	26
U.S. Government sponsored agencies	1,522	1,523
Obligations of states and political subdivisions	186	187
Agency mortgage-backed securities(a)	14,029	12,294
Other bonds, notes and debentures(b)	3,917	3,514
Other securities(c)	713	865

Total available-for-sale and other securities	$20,393	18,409

Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$194	207
Other bonds, notes and debentures	1	1

Total held-to-maturity	$195	208

Trading: (fair value)
U.S. Treasury and government agencies	$—	1
U.S. Government sponsored agencies	5	4
Obligations of states and political subdivisions	15	13
Agency mortgage-backed securities	3	3
Other bonds, notes and debentures(b)	10	7
Other securities(c)	314	315

Total trading	$347	343

(a)	Includes interest-only mortgage backed securities of $217 and $262 as of March 31, 2014 and December 31, 2013, respectively, recorded at fair value with fair value changes recorded in securities gains, net and securities gains, net non-qualifying hedges on mortgage servicing rights in the Condensed Consolidated Financial Statements.
(b)	Other bonds, notes, and debentures primarily consist of commercial mortgage-backed securities, certain other asset-backed securities (primarily other consumer loan-backed securities) and corporate bond securities.
(c)	Other securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Available-for-sale and other securities on an amortized cost basis increased $2.0 billion, or 11%, from December 31, 2013 primarily due to increases in agency mortgage-backed securities and other bonds, notes, and debentures. Agency mortgage-backed securities increased $1.7 billion, or 14%, from December 31, 2013 due to $3.4 billion in purchases of agency mortgage-backed securities partially offset by $1.3 billion in sales and $386 million in paydowns on the portfolio during the three months ended March 31, 2014. Other bonds, notes, and debentures increased $403 million, or 11%, due to the purchase of $1.3 billion of asset-backed securities partially offset by the sale of $916 million of asset-backed securities, collateralized loan obligations, collateralized mortgage-backed securities and corporate bonds and $10 million of paydowns during the three months ended March 31, 2014.

Available-for-sale securities on an amortized cost basis were 18% and 16% of total interest-earning assets at March 31, 2014 and December 31, 2013, respectively. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 6.7 years at both March 31, 2014 and December 31, 2013. In addition, at March 31, 2014, the available-for-sale securities portfolio had a weighted-average yield of 3.49%, compared to 3.39% at December 31, 2013.

Information presented in Table 14 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale securities portfolio were $356 million at March 31, 2014 compared to $188 million at December 31, 2013. The increase from December 31, 2013 was primarily due to a decrease in interest rates during the first quarter of 2014. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

TABLE 14: Characteristics of Available-for-Sale and Other Securities

As of March 31, 2014 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and government agencies:
Average life 1 – 5 years	$25	25	2.4	0.81%
Average life 5 – 10 years	1	1	5.4	1.50

Total	26	26	2.5	0.81
U.S. Government sponsored agencies:
Average life 1 – 5 years	1,522	1,635	2.8	3.64

Total	1,522	1,635	2.8	3.64
Obligations of states and political subdivisions:(a)
Average life 1 – 5 years	151	156	3.0	2.77
Average life 5 – 10 years	24	26	8.3	3.87
Average life greater than 10 years	11	12	10.7	3.27

Total	186	194	4.1	2.94
Agency mortgage-backed securities:
Average life of one year or less	90	93	0.6	5.95
Average life 1 – 5 years	1,627	1,686	4.0	5.57
Average life 5 – 10 years	11,389	11,465	7.0	3.37
Average life greater than 10 years	923	941	12.9	3.94

Total	14,029	14,185	7.0	3.68
Other bonds, notes and debentures:
Average life of one year or less	176	181	0.2	1.64
Average life 1 – 5 years	1,163	1,197	3.1	2.70
Average life 5 – 10 years	2,067	2,085	8.5	3.13
Average life greater than 10 years	511	528	14.9	1.97

Total	3,917	3,991	7.4	2.78
Other securities	713	718

Total available-for-sale and other securities	$20,393	20,749	6.7	3.49%

(a)	Taxable-equivalent yield adjustments included in the above table are 0.00%, 2.06%, 1.75% and 0.37% for securities with an average life of 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 71% of the Bancorp’s asset funding base at both March 31, 2014 and December 31, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 15: Deposits

	March 31, 2014		December 31, 2013
		% of		% of
($ in millions)	Balance	Total	Balance	Total
Demand	$31,234	32	32,634	32
Interest checking	25,472	26	25,875	26
Savings	16,867	17	17,045	17
Money market	13,208	14	11,644	12
Foreign office	1,922	2	1,976	2

Transaction deposits	88,703	91	89,174	89
Other time	3,660	4	3,530	4

Core deposits	92,363	95	92,704	93
Certificates-$100,000 and over	4,511	5	6,571	7

Total deposits	$96,874	100	99,275	100

Core deposits decreased $341 million from December 31, 2013 driven by a decrease of $471 million, or one percent, in transaction deposits partially offset by an increase of $130 million, or four percent, in other time deposits. Total transaction deposits decreased from December 31, 2013 due to a decrease in demand deposits, interest checking deposits and savings deposits partially offset by an increase in money market deposits. Demand deposits decreased $1.4 billion, or four percent, from December 31, 2013 primarily due to uninvested trust funds held in demand deposit accounts at December 31, 2013 that were invested during the first quarter of 2014. The remaining decrease was due to seasonality as commercial customers opted to hold excess cash at December 31, 2013 and reinvest cash during the first quarter of 2014, partially offset by an increase in consumer demand deposits due to seasonality. Interest checking deposits decreased $403 million, or two percent, primarily due to commercial customer seasonality. Money market deposits increased $1.6 billion, or 13%, from December 31, 2013 driven by seasonality and a promotional product offering which drove balance migration from savings deposits which decreased $178 million, or one percent, from December 31, 2013. The increase in other time deposits from December 31, 2013 was primarily the result of the acquisition of new deposits due to competitive interest rates.

The Bancorp uses certificates $100,000 and over as a method to fund earning assets. At March 31, 2014, certificates $100,000 and over decreased $2.1 billion compared to December 31, 2013 primarily due to the maturity of retail and institutional certificates of deposits during the first quarter of 2014.

The following table presents average deposits for the three months ending:

TABLE 16: Average Deposits

	March 31, 2014		March 31, 2013
		% of		% of
($ in millions)	Balance	Total	Balance	Total
Demand	$30,626	31	28,565	32
Interest checking	25,911	27	23,763	27
Savings	16,903	17	19,576	22
Money market	12,439	13	7,932	9
Foreign office	2,017	2	1,102	1

Transaction deposits	87,896	90	80,938	91
Other time	3,616	4	3,982	4

Core deposits	91,512	94	84,920	95
Certificates-$100,000 and over	5,576	6	4,017	5
Other	—	—	40	—

Total average deposits	$97,088	100	88,977	100

On an average basis, core deposits increased $6.6 billion, or eight percent, from March 31, 2013 due to an increase of $7.0 billion, or nine percent, in average transaction deposits partially offset by a decrease of $366 million, or nine percent, in average other time deposits. The increase in average transaction deposits was driven by an increase in average money market deposits, average interest checking deposits, average demand deposits and average foreign office deposits partially offset by a decrease in average savings deposits. Average money market deposits increased $4.5 billion, or 57%, from March 31, 2013 primarily due to a promotional product offering which drove balance migration from savings deposits which decreased $2.7 billion, or 14%, from March 31, 2013. The remaining increase in average money market deposits is due to new commercial customer accounts. Average interest checking deposits increased $2.1 billion, or nine percent, from March 31, 2013 primarily due to an increase in average balance per account and new commercial and consumer customer growth. Average demand deposits increased $2.1 billion, or seven percent, from March 31, 2013 due to an increase in average balance per account and new deposit growth. Average foreign office deposits increased $915 million, or 83%, from March 31, 2013 due primarily to new customer accounts and an increase in average balance per account. Average other time deposits decreased $366 million, or nine percent, from March 31, 2013 primarily as a result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts. Average certificates $100,000 and over increased $1.6 billion, or 39%, from March 31, 2013 due to the diversification of funding sources through the issuance of retail and institutional certificates of deposits during the second half of 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual maturities

As of March 31, 2014 the contractual maturities of certificates $100,000 and over are summarized in the following table:

TABLE 17: Contractual Maturities of Certificates—$100,000 and over

($ in millions)
Three months or less	$1,738
After three months through six months	1,046
After six months through 12 months	656
After 12 months	1,071

Total	$4,511

As of March 31, 2014 the contractual maturities of other time deposits and certificates $100,000 and over are summarized in the following table:

TABLE 18: Contractual Maturities of Other Time Deposits and Certificates $100,000 and over

($ in millions)
Next 12 months	$5,319
13-24 months	1,168
25-36 months	736
37-48 months	538
49-60 months	281
After 60 months	129

Total	$8,171

Borrowings

Total borrowings increased $2.9 billion, or 26%, from December 31, 2013. Table 19 summarizes the end of period components of total borrowings. As of March 31, 2014, total borrowings as a percentage of interest-bearing liabilities were 18% compared to 14% at December 31, 2013.

TABLE 19: Borrowings

($ in millions)	March 31, 2014	December 31, 2013
Federal funds purchased	$268	284
Other short-term borrowings	2,717	1,380
Long-term debt	11,233	9,633

Total borrowings	$14,218	11,297

Federal funds purchased decreased $16 million, or six percent, from December 31, 2013 driven by a decrease in excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings increased $1.3 billion, or 97%, from December 31, 2013 driven by an increase of $1.5 billion in short-term FHLB borrowings. The level of these borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Long-term debt increased by $1.6 billion, or 17%, from December 31, 2013 primarily driven by the issuance of $500 million of unsecured senior bank notes and the issuance of asset-backed securities by a consolidated VIE of $1.3 billion related to an automobile loan securitization in the first quarter of 2014. For additional information regarding long-term debt and the automobile securitization, see Note 8 and Note 12 of the Notes to Condensed Consolidated Financial Statements.

The following table presents average borrowings for the three months ending:

TABLE 20: Average Borrowings

($ in millions)	March 31, 2014	March 31, 2013
Federal funds purchased	$547	691
Other short-term borrowings	1,808	5,429
Long-term debt	10,313	7,506

Total average borrowings	$12,668	13,626

Average total borrowings decreased $958 million, or seven percent, compared to March 31, 2013, primarily due to decreases in average other short-term borrowings and average federal funds purchased partially offset by an increase in average long-term debt. The level of average other short-term borrowings and average federal funds purchased can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. The increase in average long-term debt was driven by the aforementioned issuances of long-term debt as discussed above as well as the issuance of $3.1 billion of unsecured senior bank notes, the issuance of $750 million of subordinated notes and the issuance of asset-backed securities by a consolidated VIE of $1.3 billion related to an automobile loan securitization during 2013. The impact of these issuances was partially offset by the maturity of $1.3 billion of senior notes and the redemption of $750 million of outstanding TruPS during 2013. Information on the average rates paid on borrowings is discussed in the net interest income section of the MD&A. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2014 to reflect the current market rates and updated duration assumptions. These rates were generally higher than those in place during 2013, thus net interest income for deposit providing businesses was positively impacted for the three months ended March 31, 2014.

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

The results of operations and financial position for the three months ended March 31, 2013 were restated to reflect the transfer of certain customers and Bancorp employees from Branch Banking to Commercial Banking, effective January 1, 2014. In addition, the prior year balances were restated to reflect a change in internal allocation methodology.

Net income (loss) by business segment is summarized in the following table:

TABLE 21: Business Segment Net Income Available to Common Shareholders

	For the three months
	ended March 31,
($ in millions)	2014	2013
Income Statement Data
Commercial Banking	$164	198
Branch Banking	80	34
Consumer Lending	(6)	70
Investment Advisors	17	18
General Corporate & Other	64	92

Net income	319	412
Less: Net income attributable to noncontrolling interests	1	(10)

Net income attributable to Bancorp	318	422
Dividends on preferred stock	9	9

Net income available to common shareholders	$309	413

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 22: Commercial Banking

	For the three months
	ended March 31,
($ in millions)	2014	2013
Income Statement Data
Net interest income (FTE)(a)	$409	389
Provision for loan and lease losses	97	44
Noninterest income:
Corporate banking revenue	104	97
Service charges on deposits	69	65
Other noninterest income	37	32
Noninterest expense:
Salaries, incentives and benefits	83	90
Other noninterest expense	251	210

Income before taxes	188	239
Applicable income tax expense(a)(b)	24	41

Net income	$164	198

Average Balance Sheet Data
Commercial loans, including held for sale	$50,317	46,786
Demand deposits	18,158	16,376
Interest checking	8,353	7,183
Savings and money market	5,900	4,506
Certificates-$100,000 and over	1,323	1,273
Foreign office deposits and other deposits	2,014	1,090

(a)	Includes FTE adjustments of $5 for both the three months ended March 31, 2014 and 2013.
(b)	Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Net income was $164 million for the three months ended March 31, 2014 compared to net income of $198 million for the three months ended March 31, 2013. The decrease in net income was driven by increases in the provision for loan and lease losses and noninterest expense partially offset by increases in net interest income and noninterest income.

Net interest income increased $20 million for the three months ended March 31, 2014 compared to the same period of the prior year. The increase was driven primarily by growth in average commercial and industrial portfolio loans, an increase in the FTP credits due to an increase in average demand deposits and a decrease in the FTP charges on loans due to improvement in the credit quality of commercial portfolio loans and leases, partially offset by a decline in yields of 36 bps on average commercial loans for the three months ended March 31, 2014 compared to the same period in 2013.

Provision for loan and lease losses increased $53 million for the three months ended March 31, 2014 compared to the same period of the prior year due to an increase in net charge-offs related to certain impaired commercial loans. Net charge-offs as a percent of average portfolio loans and leases increased to 79 bps for the three months ended March 31, 2014 compared to 38 bps for the same period of the prior year.

Noninterest income increased $16 million in the first quarter of 2014 compared to the first quarter of 2013 due to increases in corporate banking revenue, other noninterest income and service charges on deposits. Corporate banking increased $7 million from the prior year quarter primarily driven by increases in syndication fees and lease remarketing. Other noninterest income increased $5 million from the first quarter of 2013 due primarily to an increase in operating lease income. Service charges on deposits increased $4 million for the three months ended March 31, 2014 compared to the same period in the prior year primarily driven by higher commercial deposit revenue which increased due to the acquisition of new customers.

Noninterest expense increased $34 million for the three months ended March 31, 2014 compared to the same period of the prior year. The increase for the three months ended March 31, 2014 was driven by an increase in other noninterest expense partially offset by a decrease in salaries, incentives and benefits. The increase in other noninterest expense was driven primarily by increases in corporate overhead allocations, impairment on affordable housing investments and operating lease expense. Salaries, incentive and benefits decreased compared to the first quarter of 2013 due primarily to a decrease in incentive compensation resulting from a change to the structure of the incentive compensation plans in the first quarter of 2014.

Average commercial loans increased $3.5 billion for the three months ended March 31, 2014 compared to the same period of the prior year primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial portfolio loans and average commercial construction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

portfolio loans increased $4.0 billion and $408 million, respectively, for the three months ended March 31, 2014 compared to the same period of the prior year due to an increase in new loan origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage portfolio loans decreased $962 million for the three months ended March 31, 2014 compared to the same period of the prior year due to continued run-off as the level of new originations was below the level of repayments on the current portfolio.

Average core deposits increased $5.3 billion for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily driven by increases in average demand deposits, average savings and money market deposits, average interest checking balances and foreign deposits, which increased $1.8 billion, $1.4 billion, $1.2 billion and $923 million, respectively, for the three months ended March 31, 2014 compared to the same period of the prior year.

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

The following table contains selected financial data for the Branch Banking segment:

TABLE 23: Branch Banking

	For the three months
	ended March 31,
($ in millions)	2014	2013
Income Statement Data
Net interest income	$385	323
Provision for loan and lease losses	45	57
Noninterest income:
Service charges on deposits	63	65
Card and processing revenue	51	49
Investment advisory revenue	36	37
Other noninterest income	22	27
Noninterest expense:
Salaries, incentives and benefits	140	145
Net occupancy and equipment expense	61	60
Card and processing expense	29	29
Other noninterest expense	160	156

Income before taxes	122	54
Applicable income tax expense	42	20

Net income	$80	34

Average Balance Sheet Data
Consumer loans, including held for sale	$15,102	15,124
Commercial loans, including held for sale	1,700	1,844
Demand deposits	10,996	10,034
Interest checking	9,205	8,967
Savings and money market	22,611	22,165
Other time and certificates-$100,000 and over	4,491	4,971

Net income was $80 million for the three months ended March 31, 2014 compared to net income of $34 million for the three months ended March 31, 2013. The increase was driven by an increase in net interest income and a decline in the provision for loan and lease losses, partially offset by a decrease in noninterest income.

Net interest income increased $62 million for the three months ended March 31, 2014 compared to the same period of the prior year. The primary drivers of the increase are increases in the FTP credit rates for savings and money market deposits and interest checking deposits and a decline in interest expense on core deposits due to favorable shifts from certificates of deposit to lower cost transaction deposits.

Provision for loan and lease losses for the three months ended March 31, 2014 decreased $12 million compared to the first quarter of 2013. Net charge-offs as a percent of average loans and leases decreased to 108 bps for the three months ended March 31, 2014 compared to 136 bps for the same period of the prior year as a result of improved credit trends.

Noninterest income decreased $6 million for the three months ended March 31, 2014 compared to the same period of the prior year. The decrease was primarily driven by a $5 million decrease in other noninterest income compared to the first quarter in 2013 due primarily to a decline in mortgage origination fees and gains on loan sales and lower retail service fees.

Noninterest expense was flat from the three months ended March 31, 2013, primarily driven by a $5 million decrease in salaries, incentives and benefits offset by increases in other noninterest expense and net occupancy and equipment expense, which increased $4 million and $1 million, respectively. The decrease in salaries, incentives and benefits was primarily driven by lower compensation and bonus and incentives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in other noninterest expense for the three months ended March 31, 2014 was primarily driven by higher corporate overhead allocations partially offset by decreases in loan and lease expense and marketing expense.

Average consumer loans decreased $22 million for the first quarter of 2014 compared to the same period in the prior year primarily due to a decrease in average home equity loans of $620 million, as payoffs exceeded new loan production, and a decrease in average automobile loans of $48 million. The decrease in average home equity and automobile loans was partially offset by increases in average residential mortgage loans and average credit card loans of $490 million and $156 million, respectively. The increase in average residential mortgage portfolio loans was due to the continued retention of certain shorter term residential mortgage loans. Average credit card loans increased due to higher average balances per account and the acquisition of new customers.

Average core deposits increased by $1.3 billion for the three months ended March 31, 2014 compared to the same period in the prior year as the growth in transaction accounts due to excess customer liquidity and historically low interest rates outpaced the run-off of higher priced other time deposits.

Consumer Lending

Consumer Lending includes the Bancorp’s mortgage, home equity, automobile and other indirect lending activities. Mortgage and home equity lending activities include the origination, retention and servicing of mortgage, automobile and home equity loans or lines of credit, sales and securitizations of those loans, pools of loans or lines of credit, and all associated hedging activities. Indirect lending activities include extending loans to consumers through mortgage brokers and automobile dealers.

The following table contains selected financial data for the Consumer Lending segment:

TABLE 24: Consumer Lending

	For the three months
	ended March 31,
($ in millions)	2014	2013
Income Statement Data
Net interest income	$64	85
Provision for loan and lease losses	25	29
Noninterest income:
Mortgage banking net revenue	108	216
Other noninterest income	10	13
Noninterest expense:
Salaries, incentives and benefits	34	63
Other noninterest expense	132	114

(Loss) income before taxes	(9)	108
Applicable income tax (benefit) expense	(3)	38

Net (loss) income	$(6)	70

Average Balance Sheet Data
Residential mortgage loans, including held for sale	$8,819	11,053
Home equity	510	595
Automobile loans, including held for sale	11,452	11,467
Other consumer loans and leases	26	9

Consumer Lending incurred a net loss of $6 million for the three months ended March 31, 2014 compared to net income of $70 million for the same period in the prior year. The net loss for the first quarter of 2014 was driven by decreases in noninterest income and net interest income partially offset by declines in noninterest expense and the provision for loan and lease losses.

Net interest income decreased $21 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily driven by decreases in average residential mortgage loans and average home equity loans and lower yields on average residential mortgage loans and average automobile loans partially offset by a decrease in FTP charges on loans.

Provision for loan and lease losses decreased $4 million for the three months ended March 31, 2014 compared to the same period of the prior year, as delinquency metrics and underlying loss trends improved primarily in residential mortgage loans and home equity loans. Net charge-offs as a percent of average loans and leases decreased to 51 bps for the three months ended March 31, 2014 compared to 58 bps for the same period of the prior year.

Noninterest income decreased $111 million for the three months ended March 31, 2014 compared to the same period of the prior year primarily due to a decrease in mortgage banking net revenue of $108 million. The decrease was driven by a decrease in mortgage origination fees and gains on loan sales of $125 million partially offset by a $17 million increase in residential mortgage servicing revenue. Refer to the Noninterest Income section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense decreased $11 million for the three months ended March 31, 2014 compared to the same period of the prior year driven primarily by a decline of $29 million in salaries, incentives and benefits which decreased primarily as a result of lower mortgage loan originations. The decrease in salaries, incentive and benefits was partially offset by an increase of $18 million in other noninterest expense. Other noninterest expense increased due primarily to higher litigation expense partially offset by decreases in representation and warranty expense, loan and lease expense and corporate overhead allocations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average consumer loans and leases decreased $2.3 billion for the three months ended March 31, 2014 compared to the same period of the prior year. Average residential mortgage loans decreased $2.2 billion compared to the three months ended March 31, 2013 due primarily to a decline of $2.1 billion in average residential mortgage loans held for sale from reduced origination volumes driven by higher mortgage rates partially offset by the continued retention of certain shorter term residential mortgage loans.

Investment Advisors

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Investment Advisors is made up of four main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; ClearArc Capital, Inc. (formerly Fifth Third Asset Management, Inc.), an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. ClearArc Capital, Inc. provides asset management services. Fifth Third Private Bank offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provides advisory services for institutional clients including states and municipalities.

The following table contains selected financial data for the Investment Advisors segment:

TABLE 25: Investment Advisors

	For the three months
	ended March 31,
($ in millions)	2014	2013
Income Statement Data
Net interest income	$32	36
Provision for loan and lease losses	—	1
Noninterest income:
Investment advisory revenue	100	98
Other noninterest income	3	10
Noninterest expense:
Salaries, incentives and benefits	43	42
Other noninterest expense	67	73

Income before taxes	25	28
Applicable income tax expense	8	10

Net income	$17	18

Average Balance Sheet Data
Loans and leases	$2,209	1,925
Core deposits	9,557	8,746

Net income was $17 million for the three months ended March 31, 2014 compared to net income of $18 million for the same period in the prior year. The decrease in net income included decreases in noninterest income and net interest income partially offset by decreases in noninterest expense and the provision for loan and lease losses. Net interest income decreased $4 million due to a decrease in FTP credits on interest checking deposits. Provision for loan and leases losses decreased $1 million for the three months ended March 31, 2014 compared with the same period in the prior year as a result of improved credit trends. Net charge-offs as a percent of average loans and leases decreased to 7 bps for the three months ended March 31, 2014 compared to 14 bps for the same period of the prior year.

Noninterest income decreased $5 million for the three months ended March 31, 2014, primarily driven by a $7 million decrease in other noninterest income partially offset by a $2 million increase in investment advisory revenue. The prior year period included a $7 million gain on the sale of certain advisory contracts which were sold in the first quarter of 2013. The increase in investment advisory revenue was due primarily to an increase in private client services revenue.

Noninterest expense decreased $5 million for the three months ended March 31, 2014 compared to the same period of the prior year, primarily driven by a decrease in other noninterest expense of $6 million due primarily to a decrease in corporate overhead allocations, partially offset by an increase in salaries, incentives and benefits of $1 million for the three months ended March 31, 2014.

Average loans and leases increased $284 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to increases in residential mortgage, commercial mortgage, other consumer, and home equity loans. Average core deposits increased $811 million for the three months ended March 31, 2014 compared to the same period of the prior year, primarily due to growth in interest checking as customers have opted to maintain excess funds in liquid transaction accounts as a result of interest rates remaining near historic lows.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results for the three months ended March 31, 2014 and 2013 were impacted by a benefit of $98 million and $69 million, respectively, due to reductions in the ALLL. Net interest income for the three months ended March 31, 2014 was $8 million compared to $60 million in the same period in 2013 primarily due to a decrease in the benefit related to the FTP charges on loans, partially offset by an increase in interest income on taxable securities and decreases in interest expense on long-term debt and other short-term borrowings. Noninterest income for the first quarter of 2014 included a $36 million negative valuation adjustment on the Vantiv warrant and a $1 million positive valuation adjustment related to the valuation of the Visa total return swap compared with a $34 million positive valuation adjustment on the Vantiv warrant and a $7 million negative valuation adjustment on the Visa total return swap for the first quarter of 2013.

Noninterest expense for the three months ended March 31, 2014 was a benefit of $15 million compared to an expense of $32 million for the three months ended March 31, 2013 primarily due to an increase in the benefit from other noninterest expense driven by increased corporate overhead allocations from Generate Corporate and Other to the other business segments.

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

The assumption of risk requires robust and active risk management practices that comprise an integrated and comprehensive set of activities, measures and strategies that apply to the entire organization. The Bancorp has established a Risk Appetite Framework, approved by the Board, that provides the foundations of corporate risk capacity, risk appetite and risk tolerances. The Bancorp’s risk capacity is represented by its available financial resources. Risk capacity sets an absolute limit on risk-assumption in the Bancorp’s annual and strategic plans. The Bancorp understands that not all financial resources may persist as viable loss buffers over time. Further, consideration must be given to planned or foreseeable events that would reduce risk capacity. Those factors take the form of capacity adjustments to arrive at an Operating Risk Capacity which represents the operating risk level the Bancorp can assume while maintaining its solvency standard. The Bancorp’s policy currently discounts its Operating Risk Capacity by a minimum of five percent to provide a buffer; as a result, the Bancorp’s risk appetite is limited by policy to, at most, 95% of its Operating Risk Capacity.

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

Risk appetite is the aggregate amount of risk the Bancorp is willing to accept in pursuit of its strategic and financial objectives. By establishing boundaries around risk taking and business decisions, and by incorporating the needs and goals of its shareholders, regulators, rating agencies and customers, the Bancorp’s risk appetite is aligned with its priorities and goals. Risk tolerance is the maximum amount of risk applicable to each of the eight specific risk categories included in its Enterprise Risk Management Framework. This is expressed primarily in qualitative terms. The Bancorp’s risk appetite and risk tolerances are supported by risk targets and risk limits. Those limits are used to monitor the amount of risk assumed at a granular level. On a quarterly basis, the Risk and Compliance Committee of the Board reviews performance against key risk limits as well as current assessments of each of the eight risk types relative to the established tolerance. Any results over limits or outside of tolerance require the development of an action plan that describes actions to be taken to return the measure to within the limit or tolerance.

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

There have been significant changes within the mortgage industry over the past several years; as such the Bancorp conducts regular reviews of the industries we serve based on the changing competitive and regulatory environment. Based on our recent review, the Bancorp exited the Residential Wholesale Loan Broker business during the first quarter of 2014.

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

The following tables provide a summary of potential problem loans:

TABLE 26: Potential Problem Loans

As of March 31, 2014 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$960	962	1,294
Commercial mortgage	429	430	429
Commercial construction	34	34	37
Commercial leases	26	26	26

Total	$1,449	1,452	1,786

TABLE 27: Potential Problem Loans

As of December 31, 2013 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,032	1,034	1,323
Commercial mortgage	517	520	520
Commercial construction	44	44	50
Commercial leases	18	18	18

Total	$1,611	1,616	1,911

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

capital allocation that includes a “through-the-cycle” rating philosophy for modeling expected losses. The dual risk rating system includes thirteen probabilities of default grade categories and an additional six grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-category risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system as a commercial credit risk management tool. The Bancorp is assessing the necessary modifications to the dual risk rating system outputs to develop a U.S. GAAP compliant ALLL model and will make a decision on the use of modified dual risk ratings for purposes of determining the Bancorp’s ALLL once the FASB has issued a final standard regarding proposed methodology changes to the determination of credit impairment as outlined in the FASB’s Proposed Accounting Standard Update-Financial Instruments-Credit Losses (Subtopic 825-15) issued on December 20, 2012. Scoring systems, various analytical tools and portfolio performance monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer and small business loan portfolios.

Overview

Economic growth in the first quarter of 2014 was sluggish, due in part to severe weather conditions. However, GDP is expected to rise as the year progresses. The job market is slowly but steadily improving and the economy continues to trend modestly upward. Economic risks include how the Federal Reserve handles the end of quantitative easing and an increase in interest rates. Housing prices have largely stabilized and are increasing in many markets, but overall current economic conditions are causing weaker than desired qualified loan demand and a relatively low interest rate environment, which directly impacts the Bancorp’s growth and profitability.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in 2007 and new commercial non-owner occupied real estate lending in 2008, discontinued the origination of brokered home equity products at the end of 2007 and tightened underwriting standards across both the commercial and consumer loan product offerings. As of March 31, 2014, consumer real estate loans originated from 2005 through 2008 represent approximately 29% of the consumer real estate portfolio and approximately 56% of total losses in 2014. Loss rates continue to improve as newer vintages are performing within expectations. With the stabilization of certain real estate markets, the Bancorp began to selectively originate new homebuilder and developer lending and non-owner occupied commercial lending real estate in the third quarter of 2011. However, the level of new fundings is below the amortization and pay-off of the current portfolio. The Bancorp continues to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, as well as utilizing commercial and consumer loan workout teams. For commercial and consumer loans owned by the Bancorp, loan modification strategies are developed that are workable for both the borrower and the Bancorp when the borrower displays a willingness to cooperate. These strategies typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP 2.0 programs. For loans refinanced under the HARP 2.0 program, the Bancorp strictly adheres to the underwriting requirements of the program and promptly sells the refinanced loan back to the agencies. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics. The Bancorp participates in trial modifications in conjunction with the HAMP program for loans it services for FHLMC and FNMA. As these trial modifications relate to loans serviced for others, they are not included in the Bancorp’s troubled debt restructurings as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loan. As of March 31, 2014, repurchased loans restructured or refinanced under these programs were immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Additionally, as of March 31, 2014, $54 million of loans refinanced under HARP 2.0 were included in loans held for sale in the Bancorp’s Condensed Consolidated Balance Sheets. For the three months ended March 31, 2014, the Bancorp recognized $5 million of noninterest income in mortgage banking net revenue in the Bancorp’s Condensed Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP 2.0 programs.

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

TABLE 28: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of March 31, 2014 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner occupied loans	$223	303	2,152
Commercial mortgage non-owner occupied loans	225	352	1,873

Total	$448	655	4,025

TABLE 29: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of December 31, 2013 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner occupied loans	$240	345	2,152
Commercial mortgage non-owner occupied loans	274	353	1,798

Total	$514	698	3,950

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 30: Commercial Loan and Lease Portfolio (excluding loans held for sale)

	March 31, 2014			December 31, 2013
(S in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Manufacturing	$10,746	20,091	81	$10,299	19,955	55
Financial services and insurance	6,247	14,194	21	5,998	14,010	25
Real estate	5,124	7,665	70	5,027	7,302	70
Business services	4,855	7,335	73	4,910	7,411	55
Wholesale trade	4,443	8,188	23	4,407	8,406	35
Healthcare	4,139	6,240	27	4,038	6,220	26
Retail trade	3,367	6,727	26	3,301	6,673	18
Transportation and warehousing	3,098	4,416	1	3,134	4,416	1
Communication and information	2,086	3,782	2	1,801	3,295	2
Construction	1,973	3,300	37	1,865	3,196	36
Accommodation and food	1,668	2,691	10	1,668	2,556	12
Mining	1,637	3,123	38	1,580	3,206	55
Entertainment and recreation	1,134	1,995	12	1,149	1,955	12
Other services	982	1,314	13	1,013	1,362	24
Utilities	777	2,352	—	773	2,332	—
Public administration	527	729	—	541	734	—
Agribusiness	351	493	25	356	504	26
Individuals	180	225	5	174	218	6
Other	10	15	—	12	12	—

Total	$53,344	94,875	464	$52,046	93,763	458

By loan size:
Less than $200,000	1%	1	7	1%	1	8
$200,000 to $1 million	5	4	18	5	4	18
$1 million to $5 million	12	10	23	13	10	23
$5 million to $10 million	9	8	13	10	8	10
$10 million to $25 million	27	23	32	27	23	34
Greater than $25 million	46	54	7	44	54	7

Total	100%	100	100	100%	100	100

By state:
Ohio	18%	21	14	19%	22	16
Michigan	10	8	12	10	8	11
Illinois	7	8	7	7	7	8
Florida	7	6	16	7	6	19
Indiana	5	5	8	5	5	9
Kentucky	3	3	2	3	3	2
North Carolina	3	3	1	3	3	1
Tennessee	3	3	1	3	3	1
Pennsylvania	3	2	6	3	3	7
All other states	41	41	33	40	40	26

Total	100%	100	100	100%	100	100

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas. The following tables provide analysis of each of the categories of loans (excluding loans held for sale) by state as of and for the three months ended March 31, 2014 and 2013:

TABLE 31: Non-Owner Occupied Commercial Real Estate(a)

As of March 31, 2014 ($ in millions)				For the three months ended March 31, 2014
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge- offs
Ohio	$1,081	1,457	—	14	1
Michigan	814	906	—	24	—
Florida	516	649	—	6	—
Illinois	438	731	—	6	—
North Carolina	284	459	—	3	—
Indiana	168	266	—	3	—
All other states	1,362	2,372	—	5	—

Total	$4,663	6,840	—	61	1

(a)	Included in commercial mortgage and commercial construction loans on the Condensed Consolidated Balance Sheets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 32: Non-Owner Occupied Commercial Real Estate(a)

As of March 31, 2013 ($ in millions)				For the three months ended March 31, 2013
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge- offs
Ohio	$1,144	1,308	—	25	12
Michigan	1,018	1,082	—	48	—
Florida	539	592	—	32	4
Illinois	417	487	—	15	—
Indiana	238	255	—	10	—
North Carolina	192	248	—	7	—
All other states	1,020	1,326	—	29	—

Total	$4,568	5,298	—	166	16

(a)	Included in commercial mortgage and commercial construction loans on the Condensed Consolidated Balance Sheets.

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

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable rate residential mortgage loans. Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $950 million of adjustable rate residential mortgage loans will have rate resets during the next twelve months, with less than one percent of those resets expected to experience an increase in monthly payments in comparison to the monthly payment at the time of origination.

Certain residential mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high LTV ratios, multiple loans on the same collateral that when combined result in an LTV greater than 80% and interest-only loans. The Bancorp has deemed residential mortgage loans with greater than 80% LTV ratios and no mortgage insurance as loans that represent a higher level of risk.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination:

TABLE 33: Residential Mortgage Portfolio Loans by LTV at Origination

	March 31, 2014		December 31, 2013
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 80%	$9,429	65.3%	$9,507	65.2%
LTV > 80%, with mortgage insurance	1,253	93.7	1,242	93.7
LTV > 80%, no mortgage insurance	1,944	95.9	1,931	95.9

Total	$12,626	72.9%	$12,680	72.7%

The following tables provide analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 34: Residential Mortgage Portfolio Loans, LTV Greater Than 80%, No Mortgage Insurance

As of March 31, 2014 ($ in millions)				For the three months ended March 31, 2014
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$577	2	18	2
Michigan	307	1	7	1
Florida	258	1	8	1
Illinois	243	1	5	1
Indiana	122	1	4	—
North Carolina	95	—	2	—
Kentucky	82	—	2	—
All other states	260	1	2	1

Total	$1,944	7	48	6

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 35: Residential Mortgage Portfolio Loans, LTV Greater Than 80%, No Mortgage Insurance

As of March 31, 2013 ($ in millions)				For the three months ended March 31, 2013
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$588	2	23	3
Michigan	305	1	9	2
Florida	259	1	17	1
Illinois	197	1	4	1
Indiana	116	1	5	—
North Carolina	104	—	3	—
Kentucky	87	2	3	—
All other states	183	1	3	—

Total	$1,839	9	67	7

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

The home equity portfolio is managed in two primary groups: loans outstanding with a LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $3.1 billion and $6.0 billion, respectively, as of March 31, 2014. Of the total $9.1 billion of outstanding home equity loans:

•	83% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois;

•	34% are in senior lien positions and 66% are in junior lien positions at March 31, 2014;

•	Over 80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended March 31, 2014; and

•	The portfolio had an average refreshed FICO score of 737 at March 31, 2014 and 736 at December 31, 2013.

The Bancorp actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp does not routinely obtain appraisals on performing loans to update LTV ratios after origination. However, the Bancorp monitors the local housing markets by reviewing various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring processes. For junior lien home equity loans which become 60 days or more past due, the Bancorp tracks the performance of the senior lien loans in which the Bancorp is the servicer and utilizes consumer credit bureau attributes to monitor the status of the senior lien loans that the Bancorp does not service. If the senior lien loan is found to be 120 days or more past due, the junior lien home equity loan is placed on nonaccrual status unless both loans are well-secured and in the process of collection. Additionally, if the junior lien home equity loan becomes 120 days or more past due and the senior lien loan is also 120 days or more past due, the junior lien home equity loan is assessed for charge-off, unless it is well-secured and in the process of collection. Refer to the Analysis of Nonperforming Assets section of the MD&A for more information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of home equity loans outstanding disaggregated based upon refreshed FICO score:

TABLE 36: Home Equity Loans Outstanding by Refreshed FICO Score

	March 31, 2014		December 31, 2013
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO < 620	$195	2%	$201	2%
FICO 621-719	632	7	638	7
FICO > 720	2,240	25	2,253	24

Total Senior Liens	3,067	34	3,092	33
Junior Liens:
FICO < 620	553	6	565	6
FICO 621-719	1,619	18	1,662	18
FICO > 720	3,886	42	3,927	43

Total Junior Liens	6,058	66	6,154	67

Total	$9,125	100%	$9,246	100%

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 37: Home Equity Loans Outstanding by LTV at Origination

	March 31, 2014		December 31, 2013
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
Senior Liens:
LTV ≤ 80%	$2,629	55.1%	$2,645	54.9%
LTV > 80%	438	89.2	447	89.2

Total Senior Liens	3,067	60.1	3,092	60.1
Junior Liens:
LTV ≤ 80%	3,325	67.4	3,353	67.3
LTV > 80%	2,733	91.3	2,801	91.4

Total Junior Liens	6,058	80.1	6,154	80.2

Total	$9,125	72.8%	$9,246	72.9%

The following tables provide analysis of home equity loans by state with LTV greater than 80%:

TABLE 38: Home Equity Loans Outstanding with LTV Greater than 80%

As of March 31, 2014 ($ in millions)					For the three months ended March 31, 2014
By State:	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual(a)	Net Charge-offs(b)
Ohio	$1,146	1,863	—	9	2
Michigan	677	966	—	7	2
Illinois	371	543	—	5	2
Indiana	287	444	—	3	1
Kentucky	270	426	—	3	1
Florida	113	154	—	3	1
All other states	307	416	—	5	1

Total	$3,171	4,812	—	35	10

(a)	During the fourth quarter of 2013, the Bancorp modified its nonaccrual policy for home equity loans and lines of credit. For further information, refer to Note 1 in the Bancorp’s Form 10-K for the year ended December 31, 2013.
(b)	During the fourth quarter of 2013, the Bancorp modified its charge-off policy for home equity loans and lines of credit. For further information, refer to Note 1 in the Bancorp’s Form 10-K for the year ended December 31, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 39: Home Equity Loans Outstanding with LTV Greater than 80%

As of March 31, 2013 ($ in millions)					For the three months ended March 31, 2013
By State:	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs
Ohio	$1,205	1,887	6	6	5
Michigan	768	1,081	5	3	5
Illinois	417	599	4	2	2
Indiana	333	506	3	2	1
Kentucky	312	485	2	1	1
Florida	127	171	2	3	1
All other states	356	477	3	3	3

Total	$3,518	5,206	25	20	18

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of March 31, 2014, 51% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile loans outstanding by LTV at origination:

TABLE 40: Automobile Loans Outstanding with LTV at Origination

	March 31, 2014		December 31, 2013
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 100%	$8,384	81.4%	$8,306	81.4%
LTV > 100%	3,704	110.7	3,678	110.7

Total	$12,088	90.7%	$11,984	90.7%

The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100%:

TABLE 41: Automobile Loans Outstanding with LTV Greater than 100%

As of March 31, 2014 ($ in millions)				For the three months ended March 31, 2014
By State:	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs
Texas	$410	—	—	1
Ohio	367	—	—	1
Illinois	194	—	—	—
Florida	192	—	—	—
Michigan	176	—	—	—
Tennessee	171	—	—	—
All other states	2,194	4	1	3

Total	$3,704	4	1	5

TABLE 42: Automobile Loans Outstanding with LTV Greater than 100%

As of March 31, 2013 ($ in millions)				For the three months ended March 31, 2013
By State:	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs
Texas	$412	—	—	—
Ohio	393	—	—	—
Illinois	221	—	—	—
Florida	194	—	—	—
Michigan	212	—	—	—
Tennessee	175	—	—	—
All other states	2,179	4	1	3

Total	$3,786	4	1	3

European Exposure

The Bancorp has no direct sovereign exposure to any European nation as of March 31, 2014. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $3.6 billion and funded exposure was $2.0 billion as of March 31, 2014. Additionally, the Bancorp was within its established country exposure limits for all European countries.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Certain European countries have been experiencing increased levels of stress throughout 2013 and during the three months ended March 31, 2014 including Greece, Ireland, Italy, Portugal and Spain. The Bancorp’s total exposure to businesses domiciled or owned by companies and financial institutions in these countries was approximately $210 million and funded exposure was $108 million as of March 31, 2014.

The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and financial institutions as of March 31, 2014:

TABLE 43: European Exposure

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure(a)		Funded Exposure
Peripheral Europe(b)	$—	—	10	—	200	108	210		108
Other Eurozone(c)	—	—	72	28	2,294	1,381	2,366		1,409

Total Eurozone	—	—	82	28	2,494	1,489	2,576		1,517
Other Europe(d)	—	—	80	19	952	500	1,032		519

Total Europe	$—	—	162	47	3,446	1,989	3,608	(e)	2,036

(a)	Total exposure includes funded exposure and unfunded commitments, reported net of collateral.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Euro (primarily the United Kingdom and Switzerland).
(e)	Includes $1,482 related to U.S. based customers owned by European entities.

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 44. Refer to the nonaccrual section of Note 1 in the Bancorp’s Form 10-K for the year ended December 31, 2013 for additional delinquency and nonperforming information.

Total nonperforming assets, including loans held for sale, were $949 million at March 31, 2014 compared to $986 million at December 31, 2013. At March 31, 2014, $3 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $6 million at December 31, 2013.

Nonperforming assets as a percentage of total loans, leases and other assets, including OREO and nonaccrual loans held for sale as of March 31, 2014 were 1.05%, compared to 1.10% as of December 31, 2013. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 57% of nonaccrual loans and leases were secured by real estate as of March 31, 2014 compared with 60% as of December 31, 2013.

Commercial nonperforming loans and leases were $467 million at March 31, 2014, an increase of $3 million from December 31, 2013. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at March 31, 2014 increased $6 million compared to December 31, 2013 as new nonaccruals slightly outpaced loan paydowns/payoffs and charge-offs.

Consumer nonperforming loans and leases were $269 million at March 31, 2014, a decrease of $24 million from December 31, 2013. The decrease is primarily due to residential mortgage loan transfers to performing and OREO which outpaced paydowns/payoffs of on new residential mortgage nonaccrual loans. Geographical market conditions continue to be a large driver of nonaccrual activity as Florida properties represent approximately 13% and 8% of residential mortgage and home equity balances, respectively, but represent 37% and 15% of nonaccrual loans for each category. Refer to Table 45 for a rollforward of the nonperforming loans and leases.

OREO and other repossessed property was $213 million at March 31, 2014 compared to $229 million at December 31, 2013. The Bancorp recognized $13 million and $22 million in losses on the sale or write-down of OREO properties for the three months ended March 31, 2014 and 2013, respectively. The decrease from the first quarter of 2013 was primarily due to a modest improvement in general economic conditions partially offset by a $6 million write-down on one commercial OREO property recognized in the first quarter of 2014.

For the three months ended March 31, 2014 and 2013, approximately $13 million and $20 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 44: Summary of Nonperforming Assets and Delinquent Loans

($ in millions)	March 31, 2014	December 31, 2013
Nonaccrual loans and leases:
Commercial and industrial loans	$153	127
Commercial mortgage loans	96	90
Commercial construction loans	3	10
Commercial leases	3	3
Residential mortgage loans	68	83
Home equity	75	74
Restructured loans and leases:
Commercial and industrial loans	144	154
Commercial mortgage loans(e)	50	53
Commercial construction loans	14	19
Commercial leases	1	2
Residential mortgage loans	73	83
Home equity	19	19
Automobile loans	1	1
Credit card	33	33

Total nonperforming loans and leases(d)	733	751
OREO and other repossessed property(c)	213	229

Total nonperforming assets	946	980
Nonaccrual loans held for sale	3	6

Total nonperforming assets including loans held for sale	$949	986

Loans and leases 90 days past due and accruing
Commercial and industrial loans	$1	—
Residential mortgage loans(b)	56	66
Automobile loans	7	8
Credit card	30	29

Total loans and leases 90 days past due and accruing	$94	103

Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(a)	1.05%	1.10
Allowance for loan and lease losses as a percent of nonperforming assets(a)	157	161

(a)	Excludes nonaccrual loans held for sale.
(b)	Information for all periods presented excludes loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. These loans were $347 as of March 31, 2014 and $378 as of December 31, 2013. The Bancorp recognized $5 and immaterial credit losses for the three months ended March 31, 2014 and March 31, 2013, respectively.
(c)	Excludes $85 and $77 of OREO related to government insured loans at March 31, 2014 and December 31, 2013, respectively.
(d)	Includes $9 and $10 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at March 31, 2014 and December 31, 2013, respectively, and $2 of restructured nonaccrual government insured commercial loans at March 31, 2014 and December 31, 2013, respectively.
(e)	Excludes $21 of restructured nonaccrual loans at both March 31, 2014 and December 31, 2013, associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 45: Rollforward of Portfolio Nonperforming Loans and Leases

For the three months ended March 31, 2014 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Beginning Balance	$458	166	127	751
Transfers to nonperforming	164	36	57	257
Transfers to performing	(2)	(10)	(18)	(30)
Transfers to performing (restructured)	(1)	(10)	(12)	(23)
Loans sold from portfolio	(2)	—	—	(2)
Loan paydowns/payoffs	(43)	(30)	1	(72)
Transfers to other real estate owned	(7)	(20)	(4)	(31)
(Charge-offs) recoveries	(105)	9	(24)	(120)
Draws/other extensions of credit	2	—	1	3

Ending Balance	$464	141	128	733

For the three months ended March 31, 2013 ($ in millions)
Beginning Balance	$697	237	95	1,029
Transfers to nonperforming	80	51	73	204
Transfers to performing	(1)	(9)	(17)	(27)
Transfers to performing (restructured)	(4)	(11)	(18)	(33)
Transfers to held for sale	(1)	—	—	(1)
Loans sold from portfolio	(3)	—	—	(3)
Loan paydowns/payoffs	(53)	(23)	(4)	(80)
Transfers to other real estate owned	(27)	(17)	—	(44)
Charge-offs	(54)	(7)	(39)	(100)
Draws/other extensions of credit	5	—	1	6

Ending Balance	$639	221	91	951

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

Consumer restructured loans on accrual status totaled $1.7 billion at March 31, 2014 and December 31, 2013. As of March 31, 2014, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more were 19%, 11% and 18%, respectively.

The following table summarizes TDRs by loan type and delinquency status:

TABLE 46: Performing and Nonperforming TDRs

	Performing
As of March 31, 2014 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial(b)(c)	$847	—	—	209	1,056
Residential mortgages(a)	1,059	75	103	73	1,310
Home equity	357	26	—	19	402
Credit card	24	—	—	33	57
Automobile and other consumer loans and leases	22	1	—	1	24

Total	$2,309	102	103	335	2,849

(a)	Information includes loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of March 31, 2014, these loans represented $179 of current loans, $30 of 30-89 days past due loans and $81 of 90 days or more past due loans.
(b)	Excludes $7 of restructured accruing loans and $21 of restructured nonaccrual loans associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(c)	Excludes restructured nonaccrual loans held for sale.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Performing
As of March 31, 2013 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial(b)(c)	$439	2	—	159	600
Residential mortgages(a)	1,029	69	103	111	1,312
Home equity	389	30	—	22	441
Credit card	32	—	—	39	71
Automobile and other consumer loans and leases	29	2	—	2	33

Total	$1,918	103	103	333	2,457

(a)	Information includes loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of March 31, 2013, these loans represented $127 of current loans, $25 of 30-89 days past due loans and $84 of 90 days or more past due loans.
(b)	Excludes $8 of restructured accruing loans and $22 of restructured nonaccrual loans associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(c)	Excludes restructured nonaccrual loans held for sale.

Analysis of Net Loan Charge-offs

Net charge-offs were 76 bps and 63 bps of average portfolio loans and leases for the three months ended March 31, 2014 and 2013, respectively. Table 47 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases increased to 79 bps during the three months ended March 31, 2014 compared to 44 bps during the three months ended March 31, 2013. The increase is a result of increases in net charge-offs of $51 million for the three months ended March 31, 2014 from the same period in the prior year partially offset by an increase in the average portfolio commercial loan and lease balance of $3.5 billion. Increases in net charge-offs were realized on commercial and industrial loans and were primarily due to three large credits which experienced combined charge-offs of $60 million during the first quarter of 2014. The increase in commercial and industrial loan net charge-offs was partially offset by decreases in commercial mortgage net charge-offs primarily due to improvements in general economic conditions and previous actions taken by the Bancorp to address problem loans. Among several actions taken by the Bancorp were suspending homebuilder and developer lending in 2007 and non-owner occupied commercial real estate lending in 2008 and tightened underwriting standards across all commercial loan product offerings. The Bancorp resumed homebuilder and developer lending and non-owner occupied commercial real estate lending in the third quarter of 2011. Net charge-offs for the three months ended March 31, 2014 related to non-owner occupied commercial real estate were $1 million compared to $16 million for the three months ended March 31, 2013. Net charge-offs related to non-owner occupied commercial real estate are recorded in the commercial mortgage loans and commercial construction loans captions in Table 47. Net charge-offs on these loans represented 1% and 30% of total commercial loan and lease net charge-offs for the three months ended March 31, 2014 and 2013, respectively.

The ratio of consumer loan and lease net charge-offs to average portfolio consumer loans and leases decreased to 72 bps during the three months ended March 31, 2014 compared to 89 bps during the three months ended March 31, 2013. Residential mortgage loan net charge-offs, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $5 million for the three months ended March 31, 2014 compared to the same period from the prior year as a result of improvements in delinquencies and a decrease in the average loss recorded per charge-off. The Bancorp’s combined Florida and Michigan markets accounted for 25% and 52% of net charge-offs on residential mortgage loans in the portfolio during the three months ended March 31, 2014 and 2013, respectively. The Bancorp expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality, shorter duration residential mortgage loans that are originated through its branch network as a low-cost, refinance product of conforming residential mortgage loans.

Home equity net charge-offs decreased $14 million compared to the three months ended March 31, 2013, primarily due to improvements in loss severities and delinquencies. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration or property devaluation.

Credit card and other consumer loan net charge-offs remained relatively flat compared to the same period in the prior year. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 47: Summary of Credit Loss Experience

	For the three months ended March 31,
($ in millions)	2014	2013
Losses charged off:
Commercial and industrial loans	$(100)	(35)
Commercial mortgage loans	(5)	(29)
Commercial construction loans	(5)	(4)
Residential mortgage loans	(19)	(22)
Home equity	(20)	(34)
Automobile loans	(12)	(12)
Credit card	(22)	(23)
Other consumer loans and leases	(7)	(9)

Total losses	(190)	(168)
Recoveries of losses previously charged off:
Commercial and industrial loans	3	10
Commercial mortgage loans	2	3
Commercial construction loans	—	1
Residential mortgage loans	4	2
Home equity	4	4
Automobile loans	4	8
Credit card	3	3
Other consumer loans and leases	2	4

Total recoveries	22	35
Net losses charged off:
Commercial and industrial loans	(97)	(25)
Commercial mortgage loans	(3)	(26)
Commercial construction loans	(5)	(3)
Residential mortgage loans	(15)	(20)
Home equity	(16)	(30)
Automobile loans	(8)	(4)
Credit card	(19)	(20)
Other consumer loans and leases	(5)	(5)

Total net losses charged off	$(168)	(133)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	0.97%	0.28
Commercial mortgage loans	0.16	1.18
Commercial construction loans	1.66	1.44
Commercial leases	(0.03)	0.03

Total commercial loans	0.79	0.44

Residential mortgage loans	0.49	0.69
Home equity	0.72	1.23
Automobile loans	0.29	0.16
Credit card	3.41	3.82
Other consumer loans and leases	6.58	6.61

Total consumer loans and leases	0.72	0.89

Total net losses charged off	0.76%	0.63

Allowance for Credit Losses

The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. The ALLL provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the ALLL each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall ALLL, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall percentage level of the ALLL. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio. More information on the ALLL can be found in Management’s Discussion and Analysis — Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013.

During the three months ended March 31, 2014, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $158 million at March 31, 2014. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $40 million at March 31, 2014. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 48: Changes in Allowance for Credit Losses

	For the three months ended March 31,
($ in millions)	2014	2013
ALLL:
Balance, beginning of period	$1,582	1,854
Losses charged off	(190)	(168)
Recoveries of losses previously charged off	22	35
Provision for loan and lease losses	69	62

Balance, end of period	$1,483	1,783

Reserve for unfunded commitments:
Balance, beginning of period	$162	179
Benefit for unfunded commitments	(9)	(11)

Balance, end of period	$153	168

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

An unallocated component to the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.12% at both March 31, 2014 and December 31, 2013. The unallocated allowance was seven percent of the total allowance as of both March 31, 2014 and December 31, 2013.

As shown in Table 49, the ALLL as a percent of portfolio loan and leases was 1.65% at March 31, 2014 compared to 1.79% at December 31, 2013. The ALLL was $1.5 billion as of March 31, 2014 compared to $1.6 billion as of December 31, 2013. The decrease from December 31, 2013 is reflective of decreases in nonperforming loans and leases and improved delinquency metrics in commercial and consumer loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 49: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

($ in millions)	March 31, 2014	December 31, 2013
Allowance attributed to:
Commercial and industrial loans	$719	767
Commercial mortgage loans	191	212
Commercial construction loans	23	26
Commercial leases	48	53
Residential mortgage loans	180	189
Home equity	86	94
Automobile loans	28	23
Credit card	90	92
Other consumer loans and leases	13	16
Unallocated	105	110

Total ALLL	$1,483	1,582

Portfolio loans and leases:
Commercial and industrial loans	$40,591	39,316
Commercial mortgage loans	7,958	8,066
Commercial construction loans	1,218	1,039
Commercial leases	3,577	3,625
Residential mortgage loans	12,626	12,680
Home equity	9,125	9,246
Automobile loans	12,088	11,984
Credit card	2,177	2,294
Other consumer loans and leases	345	364

Total portfolio loans and leases	$89,705	88,614

Attributed allowance as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.77%	1.95
Commercial mortgage loans	2.40	2.63
Commercial construction loans	1.89	2.50
Commercial leases	1.34	1.46
Residential mortgage loans	1.43	1.49
Home equity	0.94	1.02
Automobile loans	0.23	0.19
Credit card	4.13	4.01
Other consumer loans and leases	3.77	4.40
Unallocated (as a percent of total portfolio loans and leases)	0.12	0.12

Attributed allowance as a percent of total portfolio loans and leases	1.65%	1.79

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

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of:

TABLE 50: Estimated NII Sensitivity Profile

	March 31, 2014				March 31, 2013
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	2.01%	7.21	(4.00)	(6.00)	2.30%	8.23	(4.00)	(6.00)
+ 100	0.99	4.07	—	—	1.19	4.20	—	—

At March 31, 2014, the Bancorp’s net interest income would benefit in year one and year two due to these parallel ramp increases. The benefit is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed rate liabilities. The benefit is down modestly when compared to March 31, 2013. The lower net interest income benefit is attributable to an increase in fixed-rate securities balances and the realization of slower prepayments on the available-for-sale security portfolio over the past year. At March 31, 2013, prepayments speeds on certain available-for-sale securities were projected to slow in a rising rate environment, which provided a benefit to net interest income sensitivity at that time. In 2013, these slowing prepayments were realized as a result of an increase in the level of market interest rates and mortgage rates. Further increases in interest rates will not have the same impact on net interest income, which results in a modest reduction in the benefit. The impacts of the slowing prepayments and the increase in the fixed-rate securities portfolio were partly offset by an increase in core deposit balances and an increase in actual and projected fixed-rate borrowings and shareholders’ equity.

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

The following table shows the Bancorp’s EVE sensitivity profile as of:

TABLE 51: Estimated EVE Sensitivity Profile

	March 31, 2014		March 31, 2013
Change in Interest Rates (bps)	Change in EVE	ALCO Policy Limit	Change in EVE	ALCO Policy Limit
+ 200	(3.72)%	(12.00)	0.21%	(12.00)
+ 100	(1.72)		0.64
+ 25	(0.37)		0.30
- 25	0.39		(0.50)

At March 31, 2014, the EVE sensitivity is modestly negative, compared to a neutral position at March 31, 2013. The primary factors contributing to the change are an increase in the average life of mortgage loans and securities positions as a result of slowing prepayments due to increases in the levels of market interest rates and mortgage rates, growth in fixed-rate securities balances, and a decreased benefit related to MSRs. At March 31, 2013, the MSR valuation was projected to benefit from slowing prepayments that would occur with rising interest rates. Slowing prepayments were realized during 2013 due to increased market rates, and consequently, future increases in interest rates will have a smaller benefit to the MSR valuation.

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

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the expected cash flows of the carrying value of the Bancorp’s portfolio loans and leases as of March 31, 2014:

TABLE 52: Portfolio Loan and Lease Expected Maturities

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$18,716	20,884	991	40,591
Commercial mortgage loans	3,557	3,940	461	7,958
Commercial construction loans	535	655	28	1,218
Commercial leases	675	1,583	1,319	3,577

Subtotal - commercial loans and leases	23,483	27,062	2,799	53,344

Residential mortgage loans	2,268	4,818	5,540	12,626
Home equity	1,172	3,389	4,564	9,125
Automobile loans	5,211	6,758	119	12,088
Credit card	628	1,549	—	2,177
Other consumer loans and leases	331	13	1	345

Subtotal - consumer loans and leases	9,610	16,527	10,224	36,361

Total	$33,093	43,589	13,023	89,705

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable rate loans and leases as of March 31, 2014:

TABLE 53: Portfolio Loan and Lease Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$2,598	19,277
Commercial mortgage loans	1,173	3,228
Commercial construction loans	26	657
Commercial leases	2,902	—

Subtotal - commercial loans and leases	6,699	23,162

Residential mortgage loans	7,964	2,394
Home equity	840	7,113
Automobile loans	6,837	40
Credit card	604	945
Other consumer loans and leases	1	13

Subtotal - consumer loans and leases	16,246	10,505

Total	$22,945	33,667

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $972 million and $967 million as of March 31, 2014 and December 31, 2013, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Actual prepayments on the servicing portfolio continued to decline during the three months ended March 31, 2014 from the three months ended March 31, 2013. This caused modeled prepayment speeds to slow, which led to a recovery of $4 million of temporary impairment on servicing rights during the three months ended March 31, 2014. Mortgage rates increased slightly during the first quarter of 2013 causing modeled prepayment speeds to slow, which led to a recovery of $49 million of temporary impairment on servicing rights during the three months ended March 31, 2013. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the mortgage servicing rights valuation, the Bancorp recognized net gains of $24 million on its non-qualifying hedging strategy for the three months ended March 31, 2014, compared to net losses of $4 million for the three months ended March 31, 2013. These amounts include net gains on securities related to the Bancorp’s non-qualifying hedging strategy which were zero in the first quarter of 2014 and $2 million in the first quarter of 2013. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2014 and December 31, 2013 was $631 million and $581 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

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

Projected contractual maturities from loan and lease repayments are included in Table 52 of the Market Risk Management section of MD&A. Of the $20.7 billion of securities in the Bancorp’s available-for-sale and other portfolio at March 31, 2014, $3.0 billion in principal and interest is expected to be received in the next 12 months and an additional $2.4 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, see the Investment Securities section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loan and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the three months ended March 31, 2014 and 2013, the Bancorp sold or securitized loans totaling $2.9 billion and $7.4 billion, respectively. For further information on the transfer of financial assets, see Note 9 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 83% of its average total assets for the first quarter of 2014 and 81% for the first quarter of 2013. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2014, $3.3 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. On February 25, 2014, the Bancorp issued and sold $500 million of 2.30% unsecured senior fixed rate notes. Additionally, the Bancorp has approximately $39.1 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

In 2013, the Bancorp’s banking subsidiary updated and amended its existing global bank note program to increase the capacity from $20 billion to $25 billion. The Bancorp has $21.5 billion of funding available for issuance under the global bank note program as of March 31, 2014.

Liquidity Coverage Ratio and Net Stable Funding Ratio

The BCBS’ key reform within the Basel III framework to strengthen international liquidity standards was the introduction of the LCR and NSFR. On January 7, 2013, the BCBS issued a final standard for the LCR applicable to large internationally active banking organizations. The BCBS plans on introducing the NSFR final standard in the next two years.

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

Section 165 of the Dodd-Frank Act requires the FRB to establish enhanced liquidity standards for BHCs with total assets of $50 billion or greater. On October 24, 2013, the U.S. Banking Agencies issued a NPR that would implement a LCR requirement that is generally consistent with the international LCR standards published by the BCBS for large internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. Additionally, a Modified LCR requirement was proposed for BHC’s with total consolidated assets of at least $50 billion that are not large internationally active banking organizations, like Fifth Third. The Modified LCR requirement incorporates a shorter (21-calendar days) stress scenario for calculating total net cash outflows than the LCR’s 30 calendar day requirement. Therefore, the estimated net cash outflows for the Modified LCR generally would be 70% of the LCR’s estimated net cash outflows. The NPR’s transition period will begin on January 1, 2015 whereby LCR and Modified LCR entities must comply with a minimum ratio of 80%. On January 1, 2016 and 2017, the minimum ratio would increase to 90% and 100%, respectively. The NPR was open for public comment until January 31, 2014. Management is currently reviewing the NPR and evaluating its impact upon the Bancorp’s Condensed Consolidated Financial Statements.

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

The Bancorp’s credit ratings are summarized in Table 54. The ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. *

* As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 54: Agency Ratings

As of May 8, 2014	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A	AL
Subordinated debt	Baa2	BBB	A-	BBBH
Fifth Third Bank:
Short-term	P-2	A-2	F1	R-1L
Long-term deposit	A3	No rating	A+	A
Senior debt	A3	A-	A	A
Subordinated debt	Baa1	BBB+	A-	AL

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

The Basel II advanced approach framework was finalized by U.S. banking agencies in 2007. Core banks, defined as those with consolidated total assets in excess of $250 billion or on-balance sheet foreign exposures of $10 billion were required to adopt the advanced approach effective April 1, 2008. The Bancorp does not meet these thresholds and, therefore, is not subject to the requirements of Basel II.

The Dodd-Frank Act requires more stringent prudential standards, including capital and liquidity requirements, for larger institutions. It also addresses the quality of capital components by limiting the degree to which certain hybrid instruments can be included. The Dodd-Frank Act will phase out the inclusion of certain TruPS as a component of Tier I risk-based capital when the Bancorp implements the revised regulatory capital rules known as Basel III.

In December of 2010 and revised in June of 2011, the BCBS issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. In July of 2013, U.S. banking regulators approved final enhanced regulatory capital requirements (Basel III Final Rule), which included modifications to the proposed rules. The Basel III Final Rule provided for certain banks, including the Bancorp, to opt out of including AOCI in Tier 1 capital and also retained the treatment of residential mortgage exposures consistent with the current Basel I capital rules. The Basel III Final Rule will phase out the inclusion of certain TruPS as a component of Tier I capital. Under these provisions, these TruPS would qualify as a component of Tier II capital. At March 31, 2014, the Bancorp’s Tier I capital included $60 million of TruPS representing approximately 5 bps of risk weighted assets. The Basel III Final Rule is effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of its components and other provisions. The Bancorp is in the process of evaluating the Basel III Final Rule and its potential impact. The Bancorp’s current estimate of the pro-forma fully phased in Tier I common equity ratio at March 31, 2014 under the Basel III Final Rule is approximately 9.12% compared with 9.51% as calculated under the existing Basel I capital framework. The primary drivers of the change from the existing Basel I capital framework to the Basel III Final Rule are an increase in Tier I common equity of approximately 89 bps (primarily from the elimination of the current 10% deduction of mortgage servicing rights from capital), which would be more than offset by the impact of increases in risk-weighted assets (primarily from the treatment of securitization exposures, mortgage servicing rights and commitments with an original maturity of one year or less). If the Bancorp were to elect to include AOCI components in capital, the March 31, 2014 pro forma Basel III Final Rule Tier 1 common ratio would be increased by approximately 16 bps. The pro-forma Tier I common equity ratio exceeds the proposed minimum Tier I common equity ratio of 7% comprised of a minimum ratio of 4.5% plus a capital conservation buffer of 2.5%. The pro-forma Tier I common equity ratio does not include the effect of any mitigating actions the Bancorp may undertake to offset the impact of the proposed capital enhancements. Additionally, pursuant to the Basel III Final Rule, the minimum capital ratios as of January 1, 2015 will be 6% for the Tier I capital ratio, 8% for the total risk-based capital ratio and 4% for the Tier I capital to average consolidated assets (leverage ratio). For further discussion on the Basel I and Basel III Tier I common equity ratios, see the Non-GAAP Financial Measures section of MD&A.

TABLE 55: Capital Ratios

($ in millions)	March 31, 2014	December 31, 2013
Average equity as a percent of average assets	11.53%	11.51
Tangible equity as a percent of tangible assets(a)	9.61	9.44
Tangible common equity as a percent of tangible assets(a)	8.79	8.63

Tier I capital	$12,182	12,094
Total risk-based capital	16,356	16,441
Risk-weighted assets(b)	116,622	116,736

Regulatory capital ratios:
Tier I risk-based capital	10.45%	10.36
Total risk-based capital	14.02	14.08
Tier I leverage	9.65	9.64
Tier I common equity(a)	9.51	9.39

(a)	For further information on these ratios, see the Non-GAAP Financial Measures section of MD&A.
(b)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

Stress Tests and CCAR

In 2011 the FRB adopted the capital plan rule, which requires BHCs with consolidated assets of $50 billion or more to submit annual capital plans to the FRB for review. Under the rule, these capital plans must included detailed descriptions of the following: the BHC’s internal processes for assessing capital adequacy; the policies governing capital actions such as common stock issuances, dividends, and share repurchases; and all planned capital actions over a nine-quarter planning horizon. Further, each BHC must also report to the FRB the results of stress tests conducted by the BHC under a number of scenarios that assess the sources and uses of capital under baseline and stressed economic scenarios. The FRB launched the 2014 stress testing program and CCAR on November 1, 2013, with firm submissions of stress test results and capital plans to the FRB due on January 6, 2014, which the Bancorp submitted as required.

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

On March 26, 2014 the FRB announced it had completed the 2014 CCAR. For BHCs that proposed capital distributions in their plans, the FRB either objected to the plan or provided a non-objection whereby the FRB permitted the proposed 2014 capital distributions. The FRB indicated to the Bancorp that it did not object to the following proposed capital actions for the period beginning April 1, 2014 and ending March 31, 2015:

•	The potential increase in the quarterly common stock dividend to $0.13 per share;
•	The potential repurchase of common shares in an amount up to $669 million; and
•	The additional ability to repurchase shares in the amount of any after-tax gains from the sale of Vantiv, Inc. common stock.

The above potential capital actions are subject to Board approval and other factors including regulatory developments and market conditions.

Additionally, as a CCAR institution, the Bancorp is required to disclose the results of its company-run stress test under the supervisory severely adverse scenario, and to provide information related to the types of risk included in its stress testing; a general description of the methodologies used; estimates of certain financial results and pro forma capital ratios; and an explanation of the most significant causes of changes in regulatory capital ratios. On March 26, 2014 the Bancorp publicly disclosed the results of its company-run stress test as required by the Dodd-Frank Act stress testing rules, in a Form 8-K.

The BHCs that participated in the 2014 CCAR, including the Bancorp, are required to conduct mid-cycle company-run stress tests using data as of March 31, 2014. The stress tests must be based on three BHC defined scenarios – baseline, adverse and severely adverse. The BHCs must report the mid-cycle stress test results to the FRB by July 7, 2014. In addition, between September 15 and September 30, 2014, the BHCs must publicly disclose a summary of the results under the severely adverse scenario.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.12 and $0.11 for the three months ended March 31, 2014 and 2013, respectively. The Bancorp entered into a number of accelerated share repurchase transactions during 2013 and the three months ended March 31, 2014. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information on the accelerated share repurchases.

TABLE 56: Share Repurchases

Period	Total Number of Shares Purchased(a)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	3,950,705		$21.74	3,950,705	39,120,908
February 1, 2014 - February 28, 2014	—		—	—	39,120,908
March 1, 2014 - March 31, 2014(c)	4,029,536	(b)	21.21	4,029,536	100,000,000

Total	7,980,241		$21.47	7,980,241	100,000,000

(a)	The Bancorp repurchased 411,355 shares during the first quarter of 2014 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	Shares received from the counterparty as final settlement of the Repurchase Agreements.
(c)	In March of 2014, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. The authorization does not include specific price targets or an expiration date. All shares settled during the first quarter of 2014 were included under the previous 100 million share repurchase program.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Bancorp enters into financial transactions that are considered off-balance sheet arrangements as they involve varying elements of market, credit and liquidity risk in excess of the amounts recognized in the Bancorp’s Condensed Consolidated Balance Sheets. The Bancorp’s off-balance sheet arrangements include commitments, contingent liabilities, guarantees, and transactions with non-consolidated VIEs. A brief discussion of these transactions is as follows:

Commitments

The Bancorp has certain commitments to make future payments under contracts, including commitments to extend credit, letters of credit, forward contracts related to held for sale mortgage loans, noncancelable lease obligations, capital commitments for private equity investments and purchase obligations. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information on commitments.

Guarantees and Contingent Liabilities

The Bancorp has performance obligations upon the occurrence of certain events provided in certain contractual arrangements, including residential mortgage loans sold with representation and warranty provisions or credit recourse. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information on guarantees and contingent liabilities.

Transactions with Non-consolidated VIEs

The Bancorp engages in a variety of activities that involve VIEs, which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The investments in those entities in which the Bancorp was determined not to be the primary beneficiary but holds a variable interest in the entity are accounted for under the equity method of accounting or other accounting standards as appropriate and not consolidated. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information on non-consolidated VIEs.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	March 31, 2014	December 31, 2013
Assets
Cash and due from banks(a)	$3,153	3,178
Available-for-sale and other securities(b)	20,749	18,597
Held-to-maturity securities(c)	195	208
Trading securities	347	343
Other short-term investments(a)	2,202	5,116
Loans held for sale(d)	780	944
Portfolio loans and leases:
Commercial and industrial loans	40,591	39,316
Commercial mortgage loans(a)	7,958	8,066
Commercial construction loans	1,218	1,039
Commercial leases	3,577	3,625
Residential mortgage loans(e)	12,626	12,680
Home equity	9,125	9,246
Automobile loans(a)	12,088	11,984
Credit card	2,177	2,294
Other consumer loans and leases	345	364

Portfolio loans and leases	89,705	88,614
Allowance for loan and lease losses(a)	(1,483)	(1,582)

Portfolio loans and leases, net	88,222	87,032
Bank premises and equipment	2,528	2,531
Operating lease equipment	714	730
Goodwill	2,416	2,416
Intangible assets	18	19
Servicing rights	975	971
Other assets(a)	7,355	8,358

Total Assets	$129,654	130,443

Liabilities
Deposits:
Demand	$31,234	32,634
Interest checking	25,472	25,875
Savings	16,867	17,045
Money market	13,208	11,644
Other time	3,660	3,530
Certificates - $100,000 and over	4,511	6,571
Foreign office and other	1,922	1,976

Total deposits	96,874	99,275
Federal funds purchased	268	284
Other short-term borrowings	2,717	1,380
Accrued taxes, interest and expenses	1,669	1,758
Other liabilities(a)	2,029	3,487
Long-term debt(a)	11,233	9,633

Total Liabilities	114,790	115,817

Equity
Common stock(f)	2,051	2,051
Preferred stock(g)	1,034	1,034
Capital surplus	2,674	2,561
Retained earnings	10,363	10,156
Accumulated other comprehensive income	196	82
Treasury stock(f)	(1,492)	(1,295)

Total Bancorp shareholders’ equity	14,826	14,589
Noncontrolling interests	38	37

Total Equity	14,864	14,626

Total Liabilities and Equity	$129,654	130,443

(a)	Includes $102 and $49 of cash and due from banks, $7 and $0 of other short-term investments, $48 and $48 of commercial mortgage loans, $2,031 and $1,010 of automobile loans, $(18) and $(15) of ALLL, $23 and $13 of other assets, $3 and $1 of other liabilities, and $2,119 and $1,048 of long-term debt from consolidated VIEs that are included in their respective captions above at March 31, 2014 and December 31, 2013, respectively. See Note 8.
(b)	Amortized cost of $20,393 and $18,409 at March 31, 2014 and December 31, 2013, respectively.
(c)	Fair value of $195 and $208 at March 31, 2014 and December 31, 2013, respectively.
(d)	Includes $649 and $890 of residential mortgage loans held for sale measured at fair value at March 31, 2014 and December 31, 2013, respectively.
(e)	Includes $103 and $92 of residential mortgage loans measured at fair value at March 31, 2014 and December 31, 2013, respectively.
(f)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2014 – 847,568,728 (excludes 76,323,853 treasury shares), December 31, 2013 – 855,305,745 (excludes 68,586,836 treasury shares).
(g)	458,000 shares of undesignated no par value preferred stock are authorized and unissued at March 31, 2014 and December 31, 2013; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at March 31, 2014 and December 31, 2013 and fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference; 18,000 authorized shares, issued and outstanding at March 31, 2014 and December 31, 2013.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended March 31,
($ in millions, except share data)	2014	2013
Interest Income
Interest and fees on loans and leases	$823	882
Interest on securities	168	112
Interest on other short-term investments	2	1

Total interest income	993	995
Interest Expense
Interest on deposits	48	50
Interest on other short-term borrowings	1	3
Interest on long-term debt	51	54

Total interest expense	100	107

Net Interest Income	893	888
Provision for loan and lease losses	69	62

Net Interest Income After Provision for Loan and Lease Losses	824	826
Noninterest Income
Service charges on deposits	133	131
Mortgage banking net revenue	109	220
Corporate banking revenue	104	99
Investment advisory revenue	102	100
Card and processing revenue	68	65
Other noninterest income	41	109
Securities gains, net	7	17
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	2

Total noninterest income	564	743
Noninterest Expense
Salaries, wages and incentives	359	399
Employee benefits	101	114
Net occupancy expense	80	79
Technology and communications	53	49
Card and processing expense	31	31
Equipment expense	30	28
Other noninterest expense	296	278

Total noninterest expense	950	978

Income Before Income Taxes	438	591
Applicable income tax expense	119	179

Net Income	319	412
Less: Net income attributable to noncontrolling interests	1	(10)

Net Income Attributable to Bancorp	318	422
Dividends on preferred stock	9	9

Net Income Available to Common Shareholders	$309	413

Earnings Per Share	$0.36	0.47
Earnings Per Diluted Share	$0.36	0.46

Average common shares - basic	845,860,065	870,923,074
Average common shares - diluted	857,923,596	913,163,262
Cash dividends declared per common share	$0.12	0.11

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended March 31,
($ in millions)	2014	2013
Net income	$319	412
Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities arising during period	113	(36)
Reclassification adjustment for net (gains) losses included in net income	(3)	5
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains on cash flow hedge derivatives arising during period	10	1
Reclassification adjustment for net gains included in net income	(7)	(14)
Defined benefit pension plans:
Reclassification of amounts to net periodic benefit costs	1	2

Other comprehensive income (loss)	114	(42)
Comprehensive income	433	370
Less: Comprehensive income attributable to noncontrolling interests	1	(10)

Comprehensive income attributable to Bancorp	$432	380

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2012	$2,051	398	2,758	8,768	375	(634)	13,716	48	13,764
Net income				422			422	(10)	412
Other comprehensive loss					(42)		(42)		(42)
Cash dividends declared:
Common stock at $0.11 per share				(96)			(96)		(96)
Preferred stock				(9)			(9)		(9)
Shares acquired for treasury			10			(135)	(125)		(125)
Impact of stock transactions under stock compensation plans, net			14			3	17		17
Other				(1)			(1)		(1)

Balance at March 31, 2013	2,051	398	2,782	9,084	333	(766)	13,882	38	13,920

Balance at December 31, 2013	2,051	1,034	2,561	10,156	82	(1,295)	14,589	37	14,626
Net income				318			318	1	319
Other comprehensive income					114		114		114
Cash dividends declared:
Common stock at $0.12 per share				(102)			(102)		(102)
Preferred stock				(9)			(9)		(9)
Shares acquired for treasury			100			(199)	(99)		(99)
Impact of stock transactions under stock compensation plans, net			13			2	15		15

Balance at March 31, 2014	$2,051	1,034	2,674	10,363	196	(1,492)	14,826	38	14,864

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended March 31,
($ in millions)	2014	2013
Operating Activities
Net income	$319	412
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	69	62
Depreciation, amortization and accretion	98	137
Stock-based compensation expense	17	17
Provision for deferred income taxes	37	37
Securities gains, net	(7)	(17)
Securities gains, net – non-qualifying hedges on mortgage servicing rights	—	(2)
Recovery of MSR impairment	(4)	(49)
Net gains on sales of loans and fair value adjustments on loans held for sale	(3)	(141)
Capitalized servicing rights	(23)	(79)
Proceeds from sales of loans held for sale	1,674	7,097
Loans originated for sale, net of repayments	(1,419)	(6,078)
Dividends representing return on equity method investments	1	4
Net change in:
Trading securities	(4)	(9)
Other assets	432	(533)
Accrued taxes, interest and expenses	(185)	(120)
Other liabilities	(662)	487

Net Cash Provided by Operating Activities	340	1,225

Investing Activities
Sales:
Available-for-sale securities	2,069	2,215
Loans	36	552
Disposal of bank premises and equipment	2	3
Repayments / maturities:
Available-for-sale securities	561	910
Held-to-maturity securities	13	—
Purchases:
Available-for-sale securities	(4,806)	(2,906)
Bank premises and equipment	(61)	(61)
Proceeds from sales and dividends representing return of equity method investments	29	74
Net change in:
Other short-term investments	2,914	135
Loans and leases	(1,388)	(1,208)
Operating lease equipment	(1)	(30)

Net Cash Used in Investing Activities	(632)	(316)

Financing Activities
Net change in:
Core deposits	(340)	(2)
Certificates - $100,000 and over, including other foreign office	(2,061)	2,109
Federal funds purchased	(15)	(515)
Other short-term borrowings	1,337	(3,841)
Dividends paid on common shares	(103)	(88)
Dividends paid on preferred shares	(9)	—
Proceeds from issuance of long-term debt	1,745	1,300
Repayment of long-term debt	(186)	(2)
Repurchase of treasury shares and related forward contract	(99)	(125)
Other	(2)	—

Net Cash Provided by (Used in) Financing Activities	267	(1,164)

Decrease in Cash and Due from Banks	(25)	(255)
Cash and Due from Banks at Beginning of Period	3,178	2,441

Cash and Due from Banks at End of Period	$3,153	2,186

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the latest annual financial statements. The results of operations and comprehensive income for the three months ended March 31, 2014 and 2013 and the cash flows and changes in equity for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2013 has been derived from the annual audited Consolidated Financial Statements of the Bancorp.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to noncash investing and financing activities are presented in the following table for the three months ended March 31:

($ in millions)	2014	2013
Cash payments:
Interest	$133	122
Income taxes	21	34
Transfers:

Portfolio loans to loans held for sale	73	590
Loans held for sale to portfolio loans	12	12
Portfolio loans to OREO	37	64
Loans held for sale to OREO	2	3

3. Accounting and Reporting Developments

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date

In February 2013, the FASB issued amended guidance relating to the measurement of obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. For the total amount of an obligation under an arrangement to be considered fixed at the reporting date, there can be no measurement uncertainty relating to the total amount of the obligation. The obligation resulting from joint and several liability arrangements is measured initially as the sum of 1) the amount the Bancorp has agreed to pay on the basis of its arrangement among its co-obligors and 2) any additional amount the Bancorp expects to pay on behalf of its co-obligors. The amended guidance also requires the Bancorp to disclose the nature and amount of the obligation as well as information about the risks that such obligations pose to future cash flows. The amended guidance was effective for reporting periods beginning after December 15, 2013 and is applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of the fiscal year of adoption. The Bancorp adopted the amended guidance on January 1, 2014 and the adoption did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued amended guidance to clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amended guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Bancorp adopted the amended guidance on January 1, 2014 and the adoption of the amended guidance did not have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued amended guidance that permits the Bancorp to make an accounting policy election to account for its investments in qualified affordable housing projects using a proportional amortization method if certain conditions are met. Under the proportional amortization method, the Bancorp would amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amended guidance requires disclosure of the nature of the Bancorp’s investments in qualified affordable housing projects, and the effect of the measurement of the investments in qualified affordable housing projects and the related tax credits on the Bancorp’s financial position and results of operation. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Bancorp is currently in the process of evaluating whether it will make a policy election to account for its investments in qualified affordable housing projects using the proportional amortization method if applicable, and if this policy election is made, whether to early adopt the amended guidance.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, the FASB issued amended guidance that clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amended guidance requires interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The adoption of the amended guidance is not expected to have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued amended guidance that changes the criteria for reporting discontinued operations. The amended guidance requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: 1) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; 2) The component of an entity or group of components of an entity is disposed of by sale; or 3) The component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). The amended guidance requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. The amended guidance is to be applied prospectively for 1) all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; and 2) all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The adoption of the amended guidance is not expected to have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

4. Securities

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and other and held-to-maturity securities portfolios as of:

March 31, 2014 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$26	—	—	26
U.S. Government sponsored agencies	1,522	113	—	1,635
Obligations of states and political subdivisions	186	8	—	194
Agency mortgage-backed securities(a)	14,029	220	(64)	14,185

Other bonds, notes and debentures	3,917	81	(7)	3,991
Other securities(b)	713	6	(1)	718

Total	$20,393	428	(72)	20,749

Held-to-maturity:
Obligations of states and political subdivisions	$194	—	—	194
Other debt securities	1	—	—	1

Total	$195	—	—	195

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

December 31, 2013 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$26	—	—	26
U.S. Government sponsored agencies	1,523	121	—	1,644
Obligations of states and political subdivisions	187	5	—	192
Agency mortgage-backed securities(a)	12,294	140	(150)	12,284
Other bonds, notes and debentures	3,514	76	(8)	3,582
Other securities(b)	865	5	(1)	869

Total	$18,409	347	(159)	18,597

Held-to-maturity:
Obligations of states and political subdivisions	$207	—	—	207
Other debt securities	1	—	—	1

Total	$208	—	—	208

(a)	Includes interest-only mortgage backed securities of $217 and $262 as of March 31, 2014 and December 31, 2013, respectively, recorded at fair value with fair value changes recorded in securities gains, net and securities gains, net-non-qualifying hedges on mortgage servicing rights in the Condensed Consolidated Statements of Income.
(b)	Other securities consist of FHLB and FRB restricted stock holdings of $249 and $350, respectively, at March 31, 2014 and $402 and $349, respectively, at December 31, 2013, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	For the three months ended March 31,
($ in millions)	2014	2013
Realized gains	$27	18
Realized losses	(5)	(25)
OTTI	(17)	—

Net realized gains (losses)(a)	$5	(7)

(a)	Excludes net gains on interest-only mortgage-backed securities of $1 and $24 for the three months ended March 31, 2014 and 2013, respectively.

Trading securities totaled $347 million as of March 31, 2014, compared to $343 million at December 31, 2013. Gross realized gains and gross realized losses on trading securities were immaterial to the Bancorp for the three months ended March 31, 2014 and 2013. Net unrealized gains on trading securities were $1 million and $2 million at March 31, 2014 and 2013, respectively.

At March 31, 2014 and December 31, 2013, securities with a fair value of $10.6 billion and $11.6 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s agency mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale and other and held-to-maturity securities as of March 31, 2014 are shown in the following table:

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Under 1 year	$92	95	16	16
1-5 years	3,626	3,814	160	160
5-10 years	12,430	12,507	17	17
Over 10 years	3,532	3,615	2	2
Other securities	713	718	—	—

Total	$20,393	20,749	195	195

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
Agency mortgage-backed securities	5,323	(64)	—	—	5,323	(64)
Other bonds, notes and debentures	942	(5)	156	(2)	1,098	(7)
Other securities	33	(1)	4	—	37	(1)

Total	$6,298	(70)	160	(2)	6,458	(72)

December 31, 2013
Agency mortgage-backed securities	$7,221	(150)	1	—	7,222	(150)
Other bonds, notes and debentures	595	(5)	132	(3)	727	(8)
Other securities	33	(1)	4	—	37	(1)

Total	$7,849	(156)	137	(3)	7,986	(159)

Other-Than-Temporary Impairments

The Bancorp recognized $17 million of OTTI, included in securities gains, net, in the Bancorp’s Condensed Consolidated Statements of Income, on its available-for sale and other debt securities during the three months ended March 31, 2014 and did not recognize any OTTI on its available-for sale and other debt securities during the three months ended March 31, 2013. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or its held-to-maturity debt securities during the three months ended March 31, 2014 and 2013. Less than one percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities at March 31, 2014 and December 31, 2013.

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

The following table provides a summary of the total loans and leases classified by primary purpose as of:

	March 31,	December 31,
($ in millions)	2014	2013
Loans and leases held for sale:
Commercial and industrial loans	$101	31
Commercial mortgage loans	1	3
Commercial construction loans	2	2
Commercial leases	—	1
Residential mortgage loans	649	890
Other consumer loans and leases	27	17

Total loans and leases held for sale	$780	944

Portfolio loans and leases:
Commercial and industrial loans	$40,591	39,316
Commercial mortgage loans	7,958	8,066
Commercial construction loans	1,218	1,039
Commercial leases	3,577	3,625

Total commercial loans and leases	53,344	52,046

Residential mortgage loans	12,626	12,680
Home equity	9,125	9,246
Automobile loans	12,088	11,984
Credit card	2,177	2,294
Other consumer loans and leases	345	364

Total consumer loans and leases	36,361	36,568

Total portfolio loans and leases	$89,705	88,614

Total portfolio loans and leases are recorded net of unearned income, which totaled $680 million as of March 31, 2014 and $700 million as of December 31, 2013. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated at fair value upon origination) which totaled a net premium of $125 million and $111 million as of March 31, 2014 and December 31, 2013, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $10.6 billion and $10.9 billion at March 31, 2014 and December 31, 2013, respectively, pledged at the FHLB, and loans of $34.1 billion and $33.5 billion at March 31, 2014 and December 31, 2013, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

			90 Days Past Due
	Balance		and Still Accruing
	March 31,	December 31,	March 31,	December 31,
($ in millions)	2014	2013	2014	2013
Commercial and industrial loans	$40,692	39,347	$1	—
Commercial mortgage loans	7,959	8,069	—	—
Commercial construction loans	1,220	1,041	—	—
Commercial leases	3,577	3,626	—	—
Residential mortgage loans	13,275	13,570	56	66
Home equity	9,125	9,246	—	—
Automobile loans	12,088	11,984	7	8
Credit card	2,177	2,294	30	29
Other consumer loans and leases	372	381	—	—

Total loans and leases	$90,485	89,558	$94	103

Less: Loans held for sale	$780	944

Total portfolio loans and leases	$89,705	88,614

The following table presents a summary of net charge-offs:

	For the three months ended March 31,
($ in millions)	2014	2013
Commercial and industrial loans	$97	25
Commercial mortgage loans	3	26
Commercial construction loans	5	3
Residential mortgage loans	15	20
Home equity	16	30
Automobile loans	8	4
Credit card	19	20
Other consumer loans and leases	5	5

Total	$168	133

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended March 31, 2014 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,058	189	225	110	1,582
Losses charged off	(110)	(19)	(61)	—	(190)
Recoveries of losses previously charged off	5	4	13	—	22
Provision for loan and lease losses	28	6	40	(5)	69

Balance, end of period	$981	180	217	105	1,483

For the three months ended March 31, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,236	229	278	111	1,854
Losses charged off	(68)	(22)	(78)	—	(168)
Recoveries of losses previously charged off	14	2	19	—	35
Provision for loan and lease losses	9	3	53	(3)	62

Balance, end of period	$1,191	212	272	108	1,783

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of March 31, 2014 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$182	(c)	140	51	—	373
Collectively evaluated for impairment	799		40	166	—	1,005
Unallocated	—		—	—	105	105

Total ALLL	$981		180	217	105	1,483

Loans and leases:(b)
Individually evaluated for impairment	$1,306	(c)	1,310	483	—	3,099
Collectively evaluated for impairment	52,038		11,209	23,252	—	86,499
Loans acquired with deteriorated credit quality	—		4	—	—	4

Total portfolio loans and leases	$53,344		12,523	23,735	—	89,602

(a)	Includes $8 related to leveraged leases.
(b)	Excludes $103 of residential mortgage loans measured at fair value, and includes $878 of leveraged leases, net of unearned income.
(c)	Includes five restructured loans at March 31, 2014 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $28 and an allowance of $11.

As of December 31, 2013 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$186	(c)	139	53	—	378
Collectively evaluated for impairment	872		50	172	—	1,094
Unallocated	—		—	—	110	110

Total ALLL	$1,058		189	225	110	1,582

Loans and leases:(b)
Individually evaluated for impairment	$1,560	(c)	1,325	496	—	3,381
Collectively evaluated for impairment	50,486		11,259	23,392	—	85,137
Loans acquired with deteriorated credit quality	—		4	—	—	4

Total portfolio loans and leases	$52,046		12,588	23,888	—	88,522

(a)	Includes $9 related to leveraged leases.
(b)	Excludes $92 of residential mortgage loans measured at fair value, and includes $881 of leveraged leases, net of unearned income.
(c)	Includes five restructured loans at December 31, 2013 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $28 and an allowance of $11.

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

The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of March 31, 2014 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,061	1,175	1,313	42	40,591
Commercial mortgage owner occupied loans	3,825	196	375	2	4,398
Commercial mortgage non-owner occupied loans	2,913	242	405	—	3,560
Commercial construction loans	1,078	37	103	—	1,218
Commercial leases	3,500	47	30	—	3,577

Total	$49,377	1,697	2,226	44	53,344

As of December 31, 2013 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$36,776	1,118	1,419	3	39,316
Commercial mortgage owner occupied loans	3,866	209	415	17	4,507
Commercial mortgage non-owner occupied loans	2,879	248	431	1	3,559
Commercial construction loans	855	32	152	—	1,039
Commercial leases	3,546	56	23	—	3,625

Total	$47,922	1,663	2,440	21	52,046

Consumer Portfolio Segment

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card, and other consumer loans and leases. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans is presented by class in the age analysis section below while the performing versus nonperforming status is presented in the table below. Refer to the nonaccrual section of Note 1 in the Bancorp’s Form 10-K for the year ended December 31, 2013 for additional delinquency and nonperforming information.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments disaggregated into performing versus nonperforming status as of:

	March 31, 2014		December 31, 2013
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$12,382	141	12,423	165
Home equity	9,031	94	9,153	93
Automobile loans	12,087	1	11,982	2
Credit card	2,144	33	2,261	33
Other consumer loans and leases	345	—	364	—

Total	$35,989	269	36,183	293

(a)	Excludes $103 and $92 of loans measured at fair value at March 31, 2014 and December 31, 2013, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of March 31, 2014 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$40,402	35	154	189	40,591	1
Commercial mortgage owner occupied loans	4,321	10	67	77	4,398	—
Commercial mortgage non-owner occupied loans	3,524	4	32	36	3,560	—
Commercial construction loans	1,199	15	4	19	1,218	—
Commercial leases	3,573	2	2	4	3,577	—
Residential mortgage loans(a) (b)	12,255	71	197	268	12,523	56
Consumer:
Home equity	8,947	99	79	178	9,125	—
Automobile loans	12,037	42	9	51	12,088	7
Credit card	2,111	31	35	66	2,177	30
Other consumer loans and leases	344	1	—	1	345	—

Total portfolio loans and leases(a)	$88,713	310	579	889	89,602	94

(a)	Excludes $103 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of March 31, 2014, $75 of these loans were 30-89 days past due and $347 were 90 days or more past due. The Bancorp recognized $5 of losses during the three months ended March 31, 2014 due to claim denials and curtailments associated with these loans.
(c)	Includes accrual and nonaccrual loans and leases.

		Past Due
As of December 31, 2013 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$39,118	53	145	198	39,316	—
Commercial mortgage owner occupied loans	4,423	15	69	84	4,507	—
Commercial mortgage non-owner occupied loans	3,515	9	35	44	3,559	—
Commercial construction loans	1,010	—	29	29	1,039	—
Commercial leases	3,620	—	5	5	3,625	—
Residential mortgage loans(a) (b)	12,284	73	231	304	12,588	66
Consumer:
Home equity	9,058	102	86	188	9,246	—
Automobile loans	11,919	55	10	65	11,984	8
Credit card	2,225	36	33	69	2,294	29
Other consumer loans and leases	362	2	—	2	364	—

Total portfolio loans and leases(a)	$87,534	345	643	988	88,522	103

(a)	Excludes $92 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2013, $81 of these loans were 30-89 days past due and $378 were 90 days or more past due. The Bancorp recognized $5 of losses for the year ended December 31, 2013 due to claim denials and curtailments associated with these loans.
(c)	Includes accrual and nonaccrual loans and leases.

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

The following tables summarize the Bancorp’s impaired loans and leases (by class) that were subject to individual review, which includes all loans and leases restructured in a troubled debt restructuring:

As of March 31, 2014 ($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$663	531		140
Commercial mortgage owner occupied loans(b)	85	71		11
Commercial mortgage non-owner occupied loans	105	82		12
Commercial construction loans	76	60		5
Commercial leases	3	3		3
Restructured residential mortgage loans	1,074	1,044		140
Restructured consumer:
Home equity	366	363		36
Automobile loans	22	21		3
Credit card	57	57		12

Total impaired loans and leases with a related allowance	$2,451	2,232		362

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$242	198		—
Commercial mortgage owner occupied loans	90	82		—
Commercial mortgage non-owner occupied loans	191	185		—
Commercial construction loans	64	52		—
Commercial leases	14	14		—
Restructured residential mortgage loans	300	266		—
Restructured consumer:
Home equity	43	39		—
Automobile loans	3	3		—

Total impaired loans and leases with no related allowance	947	839		—

Total impaired loans and leases	$3,398	3,071	(a)	362

(a)	Includes $847, $1,237 and $430, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $209, $73 and $53, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.
(b)	Excludes five restructured loans at March 31, 2014 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $28, a recorded investment of $28, and an allowance of $11.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2013 ($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$870	759		145
Commercial mortgage owner occupied loans(b)	85	74		11
Commercial mortgage non-owner occupied loans	154	134		14
Commercial construction loans	68	54		5
Commercial leases	12	12		—
Restructured residential mortgage loans	1,081	1,052		139
Restructured consumer:
Home equity	377	373		39
Automobile loans	23	23		3
Credit card	59	58		11

Total impaired loans and leases with a related allowance	$2,729	2,539		367

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$181	177		—
Commercial mortgage owner occupied loans	106	98		—
Commercial mortgage non-owner occupied loans	154	147		—
Commercial construction loans	77	63		—
Commercial leases	14	14		—
Restructured residential mortgage loans	313	273		—
Restructured consumer:
Home equity	43	39		—
Automobile loans	3	3		—

Total impaired loans and leases with no related allowance	891	814		—

Total impaired loans and leases	$3,620	3,353	(a)	367

(a)	Includes $869, $1,241 and $444, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $228, $84 and $52, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.
(b)	Excludes five restructured loans at December 31, 2013 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $28, a recorded investment of $28, and an allowance of $11.

The following table summarizes the Bancorp’s average impaired loans and leases and interest income by class:

	For the three months ended March 31, 2014		For the three months ended March 31, 2013
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$832	5	$339	2
Commercial mortgage owner occupied loans(a)	162	1	140	1
Commercial mortgage non-owner occupied loans	273	2	341	2
Commercial construction loans	114	—	110	1
Commercial leases	22	—	11	—
Restructured residential mortgage loans	1,312	13	1,306	13
Restructured consumer:
Home equity	406	5	439	6
Automobile loans	24	—	32	—
Credit card	57	1	73	1
Other consumer loans and leases	—	—	2	—

Total impaired loans and leases	$3,202	27	$2,793	26

(a)	Excludes five restructured loans associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $28 and $30 at March 31, 2014 and 2013, respectively.

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

($ in millions)	March 31, 2014	December 31, 2013
Commercial:
Commercial and industrial loans	$297	281
Commercial mortgage owner occupied loans(a)	87	95
Commercial mortgage non-owner occupied loans	59	48
Commercial construction loans	17	29
Commercial leases	4	5

Total commercial loans and leases	464	458

Residential mortgage loans	141	166
Consumer:
Home equity	94	93
Automobile loans	1	1
Credit card	33	33

Total consumer loans and leases	128	127

Total nonperforming loans and leases(b) (c)	$733	751

OREO and other repossessed property(d)	213	229

(a)	Excludes $21 of restructured nonaccrual loans at both March 31, 2014 and December 31, 2013 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(b)	Excludes $3 and $6 of nonaccrual loans held for sale at March 31, 2014 and December 31, 2013, respectively.
(c)	Includes $9 and $10 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at March 31, 2014 and December 31, 2013, respectively, and $2 of restructured nonaccrual government insured commercial loans at both March 31, 2014 and December 31, 2013, respectively.
(d)	Excludes $85 and $77 of OREO related to government insured loans at March 31, 2014 and December 31, 2013, respectively.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of loans may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 in the Bancorp’s Form 10-K for the year ended December 31, 2013 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the related impairment as the difference between the estimated future cash flows, discounted at the original effective yield of the loan, expected to be collected on the modified loan and the carrying value of the loan. The resulting measurement may result in the need for minimal or no valuation allowance because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the recorded investment of the loan. Conversely, the Bancorp often recognizes an impairment loss as an increase to the ALLL upon a modification that reduces the stated interest rate on a loan.

If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL. As of March 31, 2014 and December 31, 2013, the Bancorp had $49 million and $46 million in line of credit commitments and $37 million and $40 million in letter of credit commitments, respectively, to lend additional funds to borrowers whose terms have been modified in a TDR.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of loans modified in a TDR by the Bancorp during the three months ended:

March 31, 2014 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	22	$19	(4)	—
Commercial mortgage owner occupied loans	16	12	(1)	—
Commercial mortgage non-owner occupied loans	7	6	(1)	—
Residential mortgage loans	310	45	3	—
Consumer:
Home equity	35	1	—	—
Automobile loans	116	2	—	—
Credit card	1,951	12	2	—

Total portfolio loans and leases	2,457	$97	(1)	—

March 31, 2013 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	20	$9	1	1
Commercial mortgage owner occupied loans(c)	10	4	(1)	—
Commercial mortgage non-owner occupied loans	15	17	(1)	—
Commercial construction loans	1	6	(1)	—
Residential mortgage loans	394	61	8	—
Consumer:
Home equity	326	17	—	—
Automobile loans	115	7	—	—
Credit card	2,312	14	2	—

Total portfolio loans and leases	3,193	$135	8	1

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
(b)	Represents number of loans post-modification.
(c)	Excludes five loans modified in a TDR during the three months ended March 31, 2013 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party. The TDR had a recorded investment of $29, ALLL increased $7 upon modification, and a charge-off of $2 was recognized upon modification.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of subsequent defaults of TDRs that occurred during the three months ended March 31, 2014 and 2013 and within 12 months of the restructuring date:

March 31, 2014 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	6	$14
Commercial mortgage owner-occupied loans	2	3
Residential mortgage loans	41	6
Consumer:
Home equity	10	—
Automobile loans	2	—
Credit card	507	3

Total portfolio loans and leases	568	$26

March 31, 2013 ($ in millions)(a)	Number of Contracts	Recorded Investment
Residential mortgage loans	42	$8
Consumer:
Home equity	14	1
Automobile loans	3	—
Credit card	515	3

Total portfolio loans and leases	574	$12

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

7. Intangible Assets

Intangible assets consist of core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. Intangible assets have an estimated remaining weighted-average life at March 31, 2014 of 4.3 years.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of March 31, 2014
Core deposit intangibles	$122	(109)	13
Other	45	(40)	5

Total intangible assets	$167	(149)	18

As of December 31, 2013
Core deposit intangibles	$154	(141)	13
Other	45	(39)	6

Total intangible assets	$199	(180)	19

As of March 31, 2014, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets for the three months ended March 31, 2014 and 2013 was $1 million and $2 million, respectively.

The Bancorp’s projections of amortization expense shown below are based on existing asset balances as of March 31, 2014. Future amortization expense may vary from these projections. Estimated amortization expense for the remainder of 2014 through 2018 is as follows:

($ in millions)	Total
Remainder of 2014	$3
2015	2
2016	2
2017	2
2018	2

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

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Bancorp’s Condensed Consolidated Balance Sheets as of:

March 31, 2014 ($ in millions)	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$102	—	102
Other short-term investments	7	—	7
Commercial mortgage loans	—	48	48
Automobile loans(a)	2,031	—	2,031
ALLL	(5)	(13)	(18)
Other assets	20	3	23

Total assets	2,155	38	2,193

Liabilities:
Other liabilities	$3	—	3
Long-term debt	2,119	—	2,119

Total liabilities	$2,122	—	2,122

Noncontrolling interests	—	38	38

December 31, 2013 ($ in millions)	Automobile Loan Securitization	CDC Investments	Total
Assets:
Cash and due from banks	$49	—	49
Commercial mortgage loans	—	48	48
Automobile loans(a)	1,010	—	1,010
ALLL	(2)	(13)	(15)
Other assets	11	2	13

Total assets	$1,068	37	1,105

Liabilities
Other liabilities	$1	—	1
Long-term debt	1,048	—	1,048

Total liabilities	$1,049	—	1,049

Noncontrolling interests	—	37	37

(a)	Net of $98 and $52 of unamortized fees and discounts at March 31, 2014 and December 31, 2013, respectively.

Automobile Loan Securitizations

In securitizations that occurred in August of 2013 and February of 2014, the Bancorp transferred an aggregate amount of $2.5 billion in fixed-rate consumer automobile loans to bankruptcy remote trusts which were deemed to be VIEs. The primary purposes for which the VIEs were created was to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIEs and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp concluded that it is the primary beneficiary of the VIEs and, therefore, has consolidated these VIEs. The assets of the VIEs are restricted to the settlement of the notes and other obligations of the VIEs. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

The economic performance of the VIEs is most significantly impacted by the performance of the underlying loans. The principal risks to which the VIEs are exposed include credit risk and prepayment risk. The credit and prepayment risks are managed through credit enhancements in the form of reserve accounts, overcollateralization, excess interest on the loans and the subordination of certain classes of asset-backed securities to other classes.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

CDC Investments

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor member’s investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Bancorp’s Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at March 31, 2014 and December 31, 2013 was $21 million, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Bancorp’s Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

As of March 31, 2014 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,418	369	1,418
Private equity investments	209	—	304
Loans provided to VIEs	1,843	—	2,807
Automobile loan securitization	3	—	3

As of December 31, 2013 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,436	407	1,436
Private equity investments	204	—	294
Loans provided to VIEs	1,830	—	2,792
Automobile loan securitization	4	—	4
Restructured loans	1	—	1

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, as of March 31, 2014 and December 31, 2013, the unfunded commitment amounts to the funds were $95 million and $90 million, respectively. The Bancorp made capital contributions of $7 million and $3 million, respectively, to private equity funds during the three months ended March 31, 2014 and 2013.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, are included in the previous tables for all periods presented. Also, as of March 31, 2014 and December 31, 2013, the Bancorp’s unfunded commitments to these entities were $964 million and $962 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Restructured Loans

As part of loan restructuring efforts, the Bancorp received equity capital from certain borrowers to facilitate the restructuring of the borrower’s debt. These borrowers met the definition of a VIE because the Bancorp was involved in their refinancing and because their equity capital was insufficient to fund ongoing operations. The Bancorp accounted for its equity investments in these VIEs under the equity method or cost method based on its percentage of ownership and ability to exercise significant influence.

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs was limited to the equity investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. The Bancorp had outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets. The Bancorp had no unfunded loan commitments to these VIEs as of March 31, 2014 and December 31, 2013. The loans to these VIEs are included in the Bancorp’s overall analysis of the ALLL. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during the three months ended March 31, 2014 and 2013. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended March 31,
($ in millions)	2014	2013
Residential mortgage loan sales	$1,672	6,888
Origination fees and gains on loan sales	41	169
Gross mortgage servicing fees	62	61

Servicing Rights

The following table presents changes in the servicing rights related to residential mortgage and automobile loans for the three months ended March 31:

($ in millions)	2014	2013
Carrying amount before valuation allowance as of the beginning of the period	$1,440	1,358
Servicing rights that result from the transfer of residential mortgage loans	23	73
Servicing rights that result from the transfer of automobile loans	—	6
Amortization	(23)	(53)

Carrying amount before valuation allowance	1,440	1,384

Valuation allowance for servicing rights:
Beginning balance	(469)	(661)
Recovery of MSR impairment	4	49

Ending balance	(465)	(612)

Carrying amount as of the end of the period	$975	772

The Bancorp’s projections of amortization expense shown below are based on existing asset balances as of March 31, 2014. Future amortization expense may vary from these projections. Estimated amortization expense for the remainder of 2014 through 2018 is as follows:

($ in millions)	Total
Remainder of 2014	$71
2015	89
2016	82
2017	77
2018	72

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

The following table displays the beginning and ending fair value of the servicing assets for the three months ended March 31:

($ in millions)	2014	2013
Fixed rate residential mortgage loans:
Beginning balance	$929	664
Ending balance	935	731
Adjustable rate residential mortgage loans:
Beginning balance	38	33
Ending balance	37	35
Fixed rate automobile loans:
Beginning balance	4	—
Ending balance	3	6

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Condensed Consolidated Statements of Income:

	For the three months ended March 31,
($ in millions)	2014	2013
Securities gains, net - non-qualifying hedges on MSRs	$—	2
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	24	(6)
Recovery of MSR impairment (Mortgage banking net revenue)	4	49

As of March 31, 2014 and 2013, the key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended were as follows:

		March 31, 2014				March 31, 2013
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate
Residential mortgage loans:
Servicing assets	Fixed	6.7	10.8%	10.0%	N/A	7.3	8.8%	10.0%	N/A
Servicing assets	Adjustable	3.7	22.5	11.7	N/A	3.5	23.4	11.4	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At March 31, 2014 and December 31, 2013, the Bancorp serviced $68.9 billion and $69.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At March 31, 2014, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed Assumption				Residual Servicing Cash Flows
		Fair	Weighted- Average Life (in		Impact of Adverse Change on Fair Value			Discount	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value	years)	Rate	10%	20%	50%	Rate	10%	20%
Residential mortgage loans:
Servicing assets	Fixed	$935	6.6	10.6%	$(37)	(72)	(163)	9.9%	$(36)	(69)
Servicing assets	Adjustable	37	3.1	26.1	(2)	(3)	(7)	11.8	(1)	(2)

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of March 31, 2014 and December 31, 2013, the balance of collateral held by the Bancorp for derivative assets was $528 million and $514 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of March 31, 2014 and December 31, 2013 was $10 million and $12 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of March 31, 2014 and December 31, 2013, the balance of collateral posted by the Bancorp for derivative liabilities was $543 million and $559 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of March 31, 2014, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The fair value of derivative instruments is presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Derivative instruments with a positive fair value are reported in other assets in the Condensed Consolidated Balance Sheets while derivative instruments with a negative fair value are reported in other liabilities in the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative instruments are not added to or netted against the fair value amounts. For further information on offsetting derivatives, see Note 11 of the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
	Notional	Derivative	Derivative
March 31, 2014 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$3,205	325	11

Total fair value hedges		325	11

Cash flow hedges:
Interest rate swaps related to C&I loans	2,200	36	12

Total cash flow hedges		36	12

Total derivatives designated as qualifying hedging instruments		361	23

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes
Interest rate contracts related to MSRs	5,277	151	9
Forward contracts related to held for sale mortgage loans	1,844	2	1
Stock warrant associated with Vantiv Holding, LLC	616	348	—
Swap associated with the sale of Visa, Inc. Class B shares	918	—	43

Total free-standing derivatives - risk management and other business purposes		501	53

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	27,418	306	315
Interest rate lock commitments	994	16	—
Commodity contracts	3,179	66	68
Foreign exchange contracts	20,020	204	164

Total free-standing derivatives - customer accommodation		592	547

Total derivatives not designated as qualifying hedging instruments		1,093	600

Total		$1,454	623

		Fair Value
	Notional	Derivative	Derivative
December 31, 2013 ($ in millions)	Amount	Assets	Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$3,205	292	13

Total fair value hedges		292	13

Cash flow hedges:
Interest rate swaps related to C&I loans	2,200	40	21

Total cash flow hedges		40	21

Total derivatives designated as qualifying hedging instruments		332	34

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes
Interest rate contracts related to MSRs	4,092	141	14
Forward contracts related to held for sale mortgage loans	1,448	13	1
Stock warrant associated with Vantiv Holding, LLC	664	384	—
Swap associated with the sale of Visa, Inc. Class B shares	947	—	48

Total free-standing derivatives - risk management and other business purposes		538	63

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	28,112	329	339
Interest rate lock commitments	924	12	1
Commodity contracts	3,300	66	65
Foreign exchange contracts	19,688	276	252

Total free-standing derivatives - customer accommodation		683	657

Total derivatives not designated as qualifying hedging instruments		1,221	720

Total		$1,553	754

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of March 31, 2014 and December 31, 2013, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months
		ended March 31,
($ in millions)		2014	2013
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$35	(67)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(37)	66

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure for which the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of March 31, 2014, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of March 31, 2014, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 69 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income while reclassified gains and losses on interest rate contracts related to long-term debt are recorded within interest expense in the Condensed Consolidated Statements of Income. As of March 31, 2014 and December 31, 2013, $16 million and $13 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. As of March 31, 2014, approximately $26 million of net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2014.

During the three months ended March 31, 2014 and 2013, there were no gains or losses reclassified from accumulated other comprehensive income into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the net gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended March 31,
($ in millions)	2014	2013
Amount of net gain recognized in OCI	$15	1
Amount of net gain reclassified from OCI into net income	10	21

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

In conjunction with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC, the Bancorp received a warrant which is accounted for as a free-standing derivative. Refer to Note 19 for further discussion of significant inputs and assumptions used in the valuation of the warrant.

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of	For the three months ended March 31,
($ in millions)	Income Caption	2014	2013
Interest rate contracts:
Forward contracts related to mortgage loans held for sale	Mortgage banking net revenue	$(12)	(3)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	24	(6)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	4	2
Equity contracts:
Stock warrant associated with Vantiv Holding, LLC	Other noninterest income	(36)	34
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	1	(7)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of March 31, 2014 and December 31, 2013, the total notional amount of the risk participation agreements was $1.2 billion, and the fair value was a liability of $3 million at March 31, 2014 and December 31, 2013, which is included in interest rate contracts for customers. As of March 31, 2014, the risk participation agreements had an average remaining life of 2.9 years.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table:

	March 31,	December 31,
As of ($ in millions)	2014	2013
Pass	$1,118	1,153
Special mention	2	38
Substandard	50	12

Total	$1,170	1,203

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2014	2013
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$4	5
Interest rate contracts for customers (credit losses)	Other noninterest expense	—	(1)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	1
Interest rate lock commitments	Mortgage banking net revenue	36	56
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	1	2
Foreign exchange contracts:
Foreign exchange contracts - customers (contract revenue)	Corporate banking revenue	15	18
Foreign exchange contracts - customers (credit portion of fair value adjustment)	Other noninterest expense	2	—

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

Collateral amounts included in the table below consist primarily of cash and highly-rated government-backed securities.

	Gross Amount Recognized in the Condensed Consolidated Balance Sheet(a)	Gross Amounts Not Offset in the
		Condensed Consolidated Balance Sheet
March 31, 2014 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,090	(236)	(443)	$411

Total assets	1,090	(236)	(443)	411
Liabilities
Derivatives	623	(236)	(291)	96

Total liabilities	$623	(236)	(291)	$96

	Gross Amount Recognized in the Condensed Consolidated Balance Sheet(a)	Gross Amounts Not Offset in the
		Condensed Consolidated Balance Sheet
December 31, 2013 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,157	(321)	(390)	$446

Total assets	1,157	(321)	(390)	446
Liabilities
Derivatives	753	(321)	(302)	130

Total liabilities	$753	(321)	(302)	$130

(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)	Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

12. Long-Term Debt

On February 28, 2014, the Bancorp issued and sold $500 million of 2.30% unsecured senior fixed rate notes, with a maturity of five years, due on March 1, 2019. These notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

As previously discussed in Note 8, a consolidated VIE of the Bancorp issued $1.3 billion of asset-backed securities related to an automobile loan securitization in the first quarter of 2014. Third-party holders of the debt associated with this transaction do not have recourse to the general assets of the Bancorp.

For further information on subsequent events related to long-term debt refer to Note 21.

13. Capital Actions

On March 18, 2014, the Bancorp’s Board of Directors authorized the Bancorp to repurchase up to 100 million shares of its outstanding common stock in the open market or in privately negotiated transactions, and to utilize any derivative or similar instrument to effect share repurchase transactions (including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, floor transactions or other similar transactions or any combination of the foregoing transactions). This share repurchase authorization replaced the Board’s previous authorization from March of 2013.

During 2013 and the three months ended March 31, 2014, the Bancorp entered into a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock.

For further information on subsequent events related to capital actions refer to Note 21.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the three months ended March 31, 2014:

Repurchase Date	Amount ($ in millions)	Shares Repurchased	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
November 18, 2013	$200	8,538,423	1,132,495	9,670,918	March 5, 2014
December 13, 2013	456	19,084,195	2,294,932	21,379,127	March 31, 2014
January 31, 2014	99	3,950,705	602,109	4,552,814	March 31, 2014

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

	March 31,	December 31,
($ in millions)	2014	2013
Commitments to extend credit	$63,021	62,050
Letters of credit	4,194	4,129
Forward contracts to sell mortgage loans	1,844	1,448
Noncancelable lease obligations	729	746
Capital commitments for private equity investments	95	90
Purchase obligations	80	84
Capital expenditures	29	33
Capital lease obligations	17	19

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2014 and December 31, 2013, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $153 million and $162 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2014	December 31, 2013
Pass	$62,301	61,364
Special mention	382	369
Substandard	338	316
Doubtful	—	1

Total	$63,021	62,050

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of:

($ in millions)	March 31, 2014
Less than 1 year(a)	$1,849
1 - 5 years(a)	2,302
Over 5 years	43

Total	$4,194

(a)	Includes $69 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 98% of total letters of credit at March 31, 2014 compared to 97% at December 31, 2013 and are considered guarantees in accordance with U.S. GAAP. Approximately 48% of the total standby letters of credit were fully secured as of March 31, 2014 and December 31, 2013, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $2 million at both March 31, 2014 and December 31, 2013. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings under this risk rating system are summarized in the following table as of:

	March 31,	December 31,
($ in millions)	2014	2013
Pass	$3,755	3,651
Special mention	109	99
Substandard	301	355
Doubtful	29	24

Total	$4,194	4,129

At March 31, 2014 and December 31, 2013, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of March 31, 2014 and December 31, 2013, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $2.0 billion and $2.1 billion of which FTS acted as the remarketing agent to issuers on $1.7 billion and $1.8 billion, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, on $1.4 billion and $1.5 billion to the VRDNs remarketed by FTS, in addition to $277 million and $300 million in VRDNs remarketed by third parties at March 31, 2014 and December 31, 2013, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $33 million at March 31, 2014 and $37 million at December 31, 2013. As of March 31, 2014 and December 31, 2013, the Bancorp maintained a reserve of $7 million and $10 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. During 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

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

The Bancorp maintained reserves related to these loans sold with representation and warranty provisions, which were included in other liabilities on the Condensed Consolidated Balance Sheets, totaling $38 million and $44 million as of March 31, 2014 and December 31, 2013, respectively.

The Bancorp uses the best information available to it in estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of March 31, 2014, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $50 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions discussed above to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possibly losses, depending on the outcome of various factors, including those noted above.

For the three months ended March 31, 2014 and 2013, the Bancorp paid $7 million and $13 million, respectively, in the form of make whole payments and repurchased $23 million and $30 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended March 31, 2014 and 2013 were $35 million and $67 million, respectively. Total outstanding repurchase demand inventory was $21 million at March 31, 2014 compared to $46 million at December 31, 2013.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended March 31,
($ in millions)	2014	2013
Balance, beginning of period	$44	110
Net additions to the reserve	2	19
Losses charged against the reserve	(8)	(17)

Balance, end of period	$38	112

The following table provides a rollforward of unresolved demands by claimant type for the three months ended March 31, 2014:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	264	$41	33	$5
New demands	230	34	10	1
Loan paydowns/payoffs	(16)	(1)	(2)	(1)
Resolved demands	(375)	(55)	(31)	(3)

Balance, end of period	103	$19	10	$2

The following table provides a rollforward of unresolved demands by claimant type for the three months ended March 31, 2013:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	294	$48	124	$19
New demands	458	66	76	1
Loan paydowns/payoffs	(5)	(1)	(4)	(1)
Resolved demands	(484)	(71)	(163)	(14)

Balance, end of period	263	$42	33	$5

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $563 million and $579 million at March 31, 2014 and December 31, 2013, respectively, and the delinquency rates were 3.6% and 4.4% at March 31, 2014 and December 31, 2013, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $15 million and $16 million at March 31, 2014 and December 31, 2013, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $16 million and $12 million at March 31, 2014 and December 31, 2013, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at March 31, 2014.

Visa litigation

The Bancorp, as a member bank of Visa prior to Visa’s reorganization and IPO (the “IPO”) of its Class A common shares in 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and by-laws and in accordance with their membership agreements. In accordance with Visa’s by-laws prior to the IPO, the Bancorp could have been required to indemnify Visa for the Bancorp’s proportional share of losses based on the pre-IPO membership interests. As part of its reorganization and IPO, the Bancorp’s indemnification obligation was modified to include only certain known litigation (the “Covered Litigation”) as of the date of the restructuring. This modification triggered a requirement for the Bancorp to recognize a liability equal to the fair value of the indemnification liability.

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

In 2009, the Bancorp completed the sale of Visa, Inc. Class B shares and entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which the Covered Litigation is settled. See Note 19 for additional information on the valuation of the swap. The counterparty to the swap as a result of its ownership of the Class B shares will be impacted by dilutive adjustments to the conversion rate of the Class B shares into Class A shares caused by any Covered Litigation losses in excess of the litigation escrow account. If actual judgments in, or settlements of, the Covered Litigation significantly exceed current expectations, then additional funding by Visa of the litigation escrow account and the resulting dilution of the Class B shares could result in a scenario where the Bancorp’s ultimate exposure associated with the Covered Litigation (the “Visa Litigation Exposure”) exceeds the value of the Class B shares owned by the swap counterparty (the “Class B Value”). In the event the Bancorp concludes that it is probable that the Visa Litigation Exposure exceeds the Class B Value, the Bancorp would record a litigation reserve liability and a corresponding amount of other noninterest expense for the amount of the excess. Any such litigation reserve liability would be separate and distinct from the fair value derivative liability associated with the total return swap.

As of the date of the Bancorp’s sale of Visa Class B shares and through March 31, 2014, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $43 million and $48 million at March 31, 2014 and December 31, 2013, respectively. Refer to Note 15 for further information.

After the Bancorp’s sale of Visa Class B shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilution in the conversion of Class B shares into Class A shares, and along with other terms of the total return swap, required the Bancorp to make cash payments to the swap counterparty as follows:

($ in millions)
Period	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	$20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

15. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 14 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. The court entered a Class Settlement Preliminary Approval Order in November 2012. Pursuant to the terms of the settlement agreement, the Bancorp paid $46 million into a class settlement escrow account. Previously, the Bancorp paid an additional $4 million in another settlement escrow in connection with the settlement of claims from plaintiffs not included in the class action. More than 7,900 merchants have requested exclusion from the class settlement. Pursuant to the terms of the settlement agreement, 25% of the funds paid into the class settlement escrow account have been returned to the control of the defendants through Class Exclusion Takedown Payments. Approximately 460 of the merchants who requested exclusion from the class have filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. The federal lawsuits have been transferred to the United States District Court for the Eastern District of New York. The Bancorp was not named as a defendant in any of the federal lawsuits, but may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. In addition, one merchant filed a separate state court lawsuit against Visa, MasterCard and certain other defendants, including the Bancorp, alleging similar antitrust violations. On January 14, 2014, the court entered a final order approving the class settlement. A number of merchants have filed appeals from that approval. Refer to Note 14 for further information.

In 2008, two cases were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain officers styled Dudenhoeffer v Fifth Third Bancorp et al. Case No. 1:08-cv-538. The complaints alleged violations of ERISA based on allegations similar to those set forth in the previously reported securities class action cases. The ERISA actions were dismissed by the trial court, but the Sixth Circuit Court of Appeals reversed the trial court decision. The Bancorp petitioned the United States Supreme Court to review and reverse the Sixth Circuit decision and sought a stay of proceedings in the trial court pending appeal. On March 25, 2013 the Supreme Court issued an order directing the Solicitor General to file a brief stating the views of the United States on the issues raised in the Bancorp petition and this brief was filed on November 12, 2013. On December 13, 2013 the Supreme Court granted certiorari and agreed to hear the appeal. Oral argument was held on April 2, 2014 and a decision is expected in June of 2014.

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

The Bancorp and/or its affiliates are involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory bodies regarding their respective businesses. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement authorities such as the Department of Justice or a United States Attorney. Among other matters, the Bancorp has been cooperating with the Department of Justice and the Office of the Inspector General for the Department of Housing and Urban Development in a civil investigation regarding compliance with requirements relating to certain Federal Housing Agency-insured loans originated by affiliates of the Bancorp. The investigation could lead to a demand under the federal False Claims Act and the federal Financial Institutions Reform, Recovery and Enforcement Act of 1989, which allow up to treble and other special damages substantially in excess of actual losses. Additionally, the Bancorp is also cooperating with an investigation by the Department of Justice to determine whether the Bank engaged in any discriminatory practices in connection with the Bank’s indirect automobile loan portfolio. Any claim resulting from this investigation could include direct and indirect damages and civil money penalties.

The Bancorp is party to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. A reserve for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such reserve is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts reserved. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal proceedings including the matters discussed above in an aggregate amount up to approximately $117 million in excess of amounts reserved, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

16. Income Taxes

The Bancorp’s provision for income taxes was $119 million and $179 million for the three months ended March 31, 2014 and 2013, respectively. The effective tax rates for the three months ended March 31, 2014 and 2013 were 27.3% and 30.4%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2014 compared to the same period in the prior year was primarily due to a non-cash charge recorded in 2013 related to previously recognized tax benefits associated with stock-based awards that were not realized.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

17. Accumulated Other Comprehensive Income

The activity of the components of other comprehensive income and accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 was as follows:

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
March 31, 2014
Unrealized holding gains on available-for-sale securities arising during period	$173	(60)	113
Reclassification adjustment for net gains included in net income	(5)	2	(3)

Net unrealized gains on available-for-sale securities	168	(58)	110	121	110	231
Unrealized holding gains on cash flow hedge derivatives arising during period	15	(5)	10
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(10)	3	(7)

Net unrealized gains on cash flow hedge derivatives	5	(2)	3	13	3	16
Reclassification of amounts to net periodic benefit costs	2	(1)	1

Defined benefit plans, net	2	(1)	1	(52)	1	(51)

Total	$175	(61)	114	82	114	196

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
March 31, 2013
Unrealized holding losses on available-for-sale securities arising during period	$(56)	20	(36)
Reclassification adjustment for net losses included in net income	7	(2)	5

Net unrealized gains on available-for-sale securities	(49)	18	(31)	412	(31)	381
Unrealized holding gains on cash flow hedge derivatives arising during period	1	—	1
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(21)	7	(14)

Net unrealized gains on cash flow hedge derivatives	(20)	7	(13)	50	(13)	37
Reclassification of amounts to net periodic benefit costs	3	(1)	2

Defined benefit plans, net	3	(1)	2	(87)	2	(85)

Total	$(66)	24	(42)	375	(42)	333

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014:

Components of AOCI: ($ in millions)	Amount Reclassified from AOCI(b)	Affected Line Item in the Condensed Consolidated Statements of Income
Net unrealized gains on available-for-sale securities
Net gains included in net income	$5	Securities gains, net

	5	Income before income taxes
	(2)	Applicable income tax expense

	3	Net income

Net unrealized gains on cash flow hedge derivatives
Interest rate contracts related to C&I loans	10	Interest and fees on loans and leases

	10	Income before income taxes
	(3)	Applicable income tax expense

	7	Net income

Net periodic benefit costs
Amortization of net actuarial loss	(2)	Employee benefits expense (a)

	(2)	Income before income taxes
	1	Applicable income tax expense

	(1)	Net income

Total reclassifications for the period	$9	Net income

The table below presents reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013:

Components of AOCI: ($ in millions)	Amount Reclassified from AOCI(b)	Affected Line Item in the Condensed Consolidated Statements of Income
Net unrealized gains on available-for-sale securities
Net losses included in net income	$(7)	Securities gains, net

	(7)	Income before income taxes
	2	Applicable income tax expense

	(5)	Net income

Net unrealized gains on cash flow hedge derivatives
Interest rate contracts related to C&I loans	22	Interest and fees on loans and leases
Interest rate contracts related to long-term debt	(1)	Interest on long-term debt

	21	Income before income taxes
	(7)	Applicable income tax expense

	14	Net income

Net periodic benefit costs
Amortization of net actuarial loss	(3)	Employee benefits expense (a)

	(3)	Income before income taxes
	1	Applicable income tax expense

	(2)	Net income

Total reclassifications for the period	$7	Net income

(a)	This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 for information on the computation of net periodic benefit cost.
(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

18. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	2014			2013
For the three months ended March 31, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$318			422
Dividends on preferred stock	9			9

Net income available to common shareholders	309			413
Less: Income allocated to participating securities	3			3

Net income allocated to common shareholders	$306	846	0.36	410	871	0.47

Earnings per diluted share:
Net income available to common shareholders	$309			413
Effect of dilutive securities:
Stock-based awards	—	12		—	6
Series G convertible preferred stock	—	—		9	36

Net income available to common shareholders	309			422
plus assumed conversions
Less: Income allocated to participating securities	3			3

Net income allocated to common shareholders plus assumed conversions	$306	858	0.36	419	913	0.46

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three months ended March 31, 2014 excludes 11 million of stock appreciation rights and an immaterial amount of stock options. The diluted earnings per share computation for the three months ended March 31, 2013 excludes 27 million of stock appreciation rights and 3 million of stock options.

The diluted earnings per share computation for the three months ended March 31, 2013 excludes the impact of the forward contract related to the January 28, 2013 accelerated share repurchase transaction. Based upon the average daily volume weighted average price of the Bancorp’s common stock during the first quarter of 2013, the counterparty to the transaction would have been required to deliver approximately 1 million shares as of March 31, 2013, and thus the impact of the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

19. Fair Value Measurements

The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For more information regarding the fair value hierarchy, see Note 1 in the Bancorp’s Form 10-K for the year ended December 31, 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using
March 31, 2014 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and government agencies	$26	—	—	26
U.S. Government sponsored agencies	—	1,635	—	1,635
Obligations of states and political subdivisions	—	194	—	194
Agency mortgage-backed securities	—	14,185	—	14,185
Other bonds, notes and debentures	—	3,991	—	3,991
Other securities(a)	85	34	—	119

Available-for-sale securities(a)	111	20,039	—	20,150
Trading securities:
U.S. Government sponsored agencies	—	5	—	5
Obligations of states and political subdivisions	—	14	1	15
Agency mortgage-backed securities	—	3	—	3
Other bonds, notes and debentures	—	10	—	10
Other securities	314	—	—	314

Trading securities	314	32	1	347
Residential mortgage loans held for sale	—	649	—	649
Residential mortgage loans(b)	—	—	103	103
Derivative assets:
Interest rate contracts	2	818	16	836
Foreign exchange contracts	—	204	—	204
Equity contracts	—	—	348	348
Commodity contracts	10	56	—	66

Derivative assets	12	1,078	364	1,454

Total assets	$437	21,798	468	22,703

Liabilities:
Derivative liabilities:
Interest rate contracts	$1	344	3	348
Foreign exchange contracts	—	164	—	164
Equity contracts	—	—	43	43
Commodity contracts	17	51	—	68

Derivative liabilities	18	559	46	623
Short positions	9	2	—	11

Total liabilities	$27	561	46	634

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
December 31, 2013 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$26	—	—	26
U.S. Government sponsored agencies	—	1,644	—	1,644
Obligations of states and political subdivisions	—	192	—	192
Agency mortgage-backed securities	—	12,284	—	12,284
Other bonds, notes and debentures	—	3,582	—	3,582
Other securities(a)	89	29	—	118

Available-for-sale securities(a)	115	17,731	—	17,846
Trading securities:
U.S. Treasury and Government agencies	1	—	—	1
U.S. Government sponsored agencies	—	4	—	4
Obligations of states and political subdivisions	—	12	1	13
Agency mortgage-backed securities	—	3	—	3
Other bonds, notes and debentures	—	7	—	7
Other securities	315	—	—	315

Trading securities	316	26	1	343
Residential mortgage loans held for sale	—	890	—	890
Residential mortgage loans(b)	—	—	92	92
Derivative assets:
Interest rate contracts	13	802	12	827
Foreign exchange contracts	—	276	—	276
Equity contracts	—	—	384	384
Commodity contracts	18	48	—	66

Derivative assets	31	1,126	396	1,553

Total assets	$462	19,773	489	20,724

Liabilities:
Derivative liabilities:
Interest rate contracts	$1	384	4	389
Foreign exchange contracts	—	252	—	252
Equity contracts	—	—	48	48
Commodity contracts	9	56	—	65

Derivative liabilities	10	692	52	754
Short positions	4	4	—	8

Total liabilities	$14	696	52	762

(a)	Excludes FHLB and FRB restricted stock totaling $249 and $350, respectively, at March 31, 2014 and $402 and $349 at December 31, 2013, respectively.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the three months ended March 31, 2014 and the year ended December 31, 2013, no assets or liabilities were transferred between Level 1 and Level 2.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At March 31, 2014 and December 31, 2013, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a warrant associated with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net fair value asset of the interest rate lock commitments at March 31, 2014 was $16 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the interest rate lock commitments of approximately $9 million and $16 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the interest rate lock commitments of approximately $9 million and $19 million, respectively. The decrease in fair value of interest rate lock commitments due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $2 million and $3 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $2 million and $3 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended March 31, 2014 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	92	8	336	437
Total gains or losses (realized/unrealized):
Included in earnings	—	1	37	(35)	3
Settlements	—	(2)	(32)	4	(30)
Transfers into Level 3(b)	—	12	—	—	12

Ending balance	$1	103	13	305	422

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2014(c)	$—	1	16	(35)	(18)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended March 31, 2013 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	76	57	144	278
Total gains or losses (realized/unrealized):
Included in earnings	—	1	56	27	84
Settlements	—	(4)	(65)	3	(66)
Transfers into Level 3(b)	—	8	—	—	8

Ending balance	$1	81	48	174	304

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2013(c)	$—	1	51	27	79

(a)	Net interest rate derivatives include derivative assets and liabilities of $16 and $3, respectively, as of March 31, 2014 and $51 and $3, respectively, as of March 31, 2013. Net equity derivatives include derivative assets and liabilities of $348 and $43, respectively, as of March 31, 2014, and $211 and $37, respectively, as of March 31, 2013.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2014	2013
Mortgage banking net revenue	$38	57
Other noninterest income	(35)	27

Total gains	$3	84

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at March 31, 2014 and 2013 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2014	2013
Mortgage banking net revenue	$17	52
Other noninterest income	(35)	27

Total (losses) gains	$(18)	79

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of March 31, 2014 and 2013 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a recurring basis:

As of March 31, 2014 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$103	Loss rate model	Interest rate risk factor Credit risk factor	(21.8) - 20.1% 0 - 62.4%	3.0% 2.0%

IRLCs, net	16	Discounted cash flow	Loan closing rates	7.3 - 95.0%	67.6%

Stock warrant associated with Vantiv Holding, LLC	348	Black-Scholes option valuation model	Expected term (years) Expected volatility(a) Expected dividend rate	2.00 - 15.25 25.0 - 32.7% —	6.0 28.1% —

Swap associated with the sale of Visa, Inc. Class B shares	(43)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2014 - 12/31/2019	NM

As of March 31, 2013 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$81	Loss rate model	Interest rate risk factor Credit risk factor	(91.0) - 49.0% 0 - 68.4%	6.0% 3.4%

IRLCs, net	50	Discounted cash flow	Loan closing rates	9.9 - 95.0%	65.8%

Stock warrant associated with Vantiv Holding, LLC	211	Black-Scholes option valuation model	Expected term (years) Expected volatility(a) Expected dividend rate	2.00 - 16.50 23.6 - 35.0% —	5.1 28.9% —

Swap associated with the sale of Visa, Inc. Class B shares	(37)	Discounted cash flow	Timing of the resolution of the Covered Litigation	3/31/2014 - 3/31/2017	NM

(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent those assets that were subject to fair value adjustments during the quarters ended March 31, 2014 and 2013 and still held as of the end of the period, and the related losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period:

	Fair Value Measurements Using				Total Losses
As of March 31, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2014
Commercial loans held for sale(a)	$—	—	—	—	—
Commercial and industrial loans	—	—	22	22	(41)
Commercial mortgage loans	—	—	31	31	(11)
Commercial construction loans	—	—	2	2	—
MSRs	—	—	972	972	4
OREO	—	—	95	95	(13)

Total	$—	—	1,122	1,122	(61)

	Fair Value Measurements Using				Total Losses
As of March 31, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2013
Commercial loans held for sale(a)	$—	—	4	4	(4)
Commercial and industrial loans	—	—	20	20	(6)
Commercial mortgage loans	—	—	34	34	(17)
Commercial construction loans	—	—	7	7	—
MSRs	—	—	766	766	49
OREO	—	—	120	120	(22)

Total	$—	—	951	951	—

(a)	Includes commercial nonaccrual loans held for sale.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of March 31, 2014 and 2013 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of March 31, 2014 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$—	Appraised value	Appraised value	NM	NM
			Cost to sell	NM	10.0%

Commercial and industrial loans	22	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	31	Appraised value	Collateral value	NM	NM

Commercial construction loans	2	Appraised value	Collateral value	NM	NM

MSRs	972	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 10.6% (Adjustable) 26.1%
			Discount rates	9.6 - 13.2%	(Fixed) 9.9% (Adjustable) 11.8%

OREO	95	Appraised value	Appraised value	NM	NM

As of March 31, 2013 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$4	Appraised value	Appraised value	NM	NM
			Cost to sell	NM	10.0%

Commercial and industrial loans	20	Appraised value	Default rates	100%	NM
			Collateral value	NM	NM

Commercial mortgage loans	34	Appraised value	Default rates	100%	NM
			Collateral value	NM	NM

Commercial construction loans	7	Appraised value	Default rates	100%	NM
			Collateral value	NM	NM

MSRs	766	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 14.0% (Adjustable) 26.8%
			Discount rates	9.4 - 18.0%	(Fixed) 10.5% (Adjustable) 11.7%

OREO	120	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

During the first quarter of 2014, the Bancorp did not transfer any commercial loans from the portfolio to loans held for sale that upon transfer were measured at fair value. During the first quarter of 2013, the Bancorp transferred $3 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at fair value using significant unobservable inputs. There were no fair value adjustments for the three months ended March 31, 2014 and $3 million of fair value adjustments for the three months ended March 31, 2013 that were generally based on appraisals of the underlying collateral and were therefore, classified within Level 3 of the valuation hierarchy. Additionally, there were immaterial fair value adjustments on existing commercial loans held for sale for the three months ended March 31, 2014 and $1 million for the three months ended March 31, 2013. The fair value adjustments are also based on appraisals of the underlying collateral and were therefore classified within Level 3 of the valuation hierarchy. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. The Accounting Department determines the procedures for valuation of commercial held for sale loans which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year-old are updated and the Real Estate Valuation group, which reports to the Chief Risk and Credit Officer, in conjunction with the Commercial Line of Business review the third party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance Department, which reports to the Bancorp Chief Financial Officer, in conjunction with Accounting review all loan appraisal values, carrying values and vintages.

Commercial loans held for investment

During the three months ended March 31, 2014 and 2013, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage and commercial construction loans held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized.

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

OREO

During the three months ended March 31, 2014, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses are primarily due to declines in real estate values of the properties recorded in OREO. These losses include $3 million and $12 million in losses, recorded as charge-offs, on new OREO properties transferred from loans during the three months ended March 31, 2014 and 2013, respectively, and $10 million in losses for the three months ended March 31, 2014 and 2013, recorded as negative fair value adjustments on OREO in other noninterest income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Fair value changes recognized in earnings for instruments held at March 31, 2014 and 2013 for which the fair value option was elected as well as the changes in fair value of the underlying IRLCs, included gains of $23 million and $114 million, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $2 million at March 31, 2014 and December 31, 2013. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

	Aggregate	Aggregate Unpaid
($ in millions)	Fair Value	Principal Balance	Difference
March 31, 2014
Residential mortgage loans measured at fair value	$752	729	23
Past due loans of 90 days or more	2	2	—
Nonaccrual loans	3	3	—

December 31, 2013
Residential mortgage loans measured at fair value	982	962	20
Past due loans of 90 days or more	1	2	(1)
Nonaccrual loans	2	2	—

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

As of March 31, 2014 ($ in millions)	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,153	3,153	—	—	3,153
Other securities	599	—	599	—	599
Held-to-maturity securities	195	—	—	195	195
Other short-term investments	2,202	2,202	—	—	2,202
Loans held for sale	131	—	—	131	131
Portfolio loans and leases:
Commercial and industrial loans	39,872	—	—	41,192	41,192
Commercial mortgage loans	7,767	—	—	7,365	7,365
Commercial construction loans	1,195	—	—	1,015	1,015
Commercial leases	3,529	—	—	3,270	3,270
Residential mortgage loans	12,343	—	—	11,841	11,841
Home equity	9,039	—	—	9,081	9,081
Automobile loans	12,060	—	—	11,818	11,818
Credit card	2,087	—	—	2,263	2,263
Other consumer loans and leases	332	—	—	342	342
Unallocated allowance for loan and lease losses	(105)	—	—	—	—

Total portfolio loans and leases, net	$88,119	—	—	88,187	88,187

Financial liabilities:
Deposits	96,874	—	96,893	—	96,893
Federal funds purchased	268	268	—	—	268
Other short-term borrowings	2,717	—	2,718	—	2,718
Long-term debt	11,233	11,257	606	—	11,863

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2013 ($ in millions)	Net Carrying Amount	Fair Value Measurements Using			Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,178	3,178	—	—	3,178
Other securities	751	—	751	—	751
Held-to-maturity securities	208	—	—	208	208
Other short-term investments	5,116	5,116	—	—	5,116
Loans held for sale	54	—	—	54	54
Portfolio loans and leases:
Commercial and industrial loans	38,549	—	—	39,804	39,804
Commercial mortgage loans	7,854	—	—	7,430	7,430
Commercial construction loans	1,013	—	—	856	856
Commercial leases	3,572	—	—	3,261	3,261
Residential mortgage loans	12,399	—	—	11,541	11,541
Home equity	9,152	—	—	9,181	9,181
Automobile loans	11,961	—	—	11,748	11,748
Credit card	2,202	—	—	2,380	2,380
Other consumer loans and leases	348	—	—	361	361
Unallocated allowance for loan and lease losses	(110)	—	—	—	—

Total portfolio loans and leases, net	$86,940	—	—	86,562	86,562

Financial liabilities:
Deposits	99,275	—	99,288	—	99,288
Federal funds purchased	284	284	—	—	284
Other short-term borrowings	1,380	—	1,380	—	1,380
Long-term debt	9,633	9,645	577	—	10,222

Cash and due from banks, other securities, other short-term investments, deposits, federal funds purchased and other short-term borrowings

For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, FHLB and FRB restricted stock, other short-term investments, certain deposits (demand, interest checking, savings, money market and foreign office deposits), federal funds purchased, and other short-term borrowings excluding FHLB borrowings. Fair values for other time deposits, certificates of deposit $100,000 and over and FHLB borrowings were estimated using a discounted cash flow calculation that applies prevailing LIBOR/swap rates and a spread for new issuances with similar terms.

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

Portfolio loans and leases, net

Fair values were estimated by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics, similar remaining maturities, prepayment speeds, and loss severities.

Long-term debt

Fair value of long-term debt was based on quoted market prices, when available, or a discounted cash flow calculation using LIBOR/swap interest rates and, in some cases, Fifth Third credit and/or debt instrument spreads for new issuances with similar terms.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2014 to reflect the current market rates and updated market assumptions. These rates were generally higher than those in place during 2013, thus net interest income for deposit providing businesses was positively impacted during 2014.

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

The results of operations and financial position for the three months ended March 31, 2013 were restated to reflect the transfer of certain customers and Bancorp employees from Branch Banking to Commercial Banking, effective January 1, 2014. In addition, the prior year balances were restated to reflect a change in internal allocation methodology.

The following is a description of each of the Bancorp’s business segments, and the products and services they provide to their respective client bases.

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

Consumer Lending includes the Bancorp’s mortgage, home equity, automobile and other indirect lending activities. Mortgage and home equity lending activities include the origination, retention and servicing of mortgage, automobile and home equity loans or lines of credit, sales and securitizations of those loans, pools of loans or lines of credit, and all associated hedging activities. Indirect lending activities include extending loans to consumers through mortgage brokers and automobile dealers.

Investment Advisors provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Investment Advisors is made up of four main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; ClearArc Capital, Inc., an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. ClearArc Capital, Inc. provides asset management services and previously advised the Bancorp’s proprietary family of mutual funds. Fifth Third Private Bank offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provides advisory services for institutional clients including states and municipalities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Results of operations and assets by segment for the three months ended March 31, 2014 and 2013 are:

					General
	Commercial	Branch	Consumer	Investment	Corporate
($ in millions)	Banking	Banking	Lending	Advisors	and Other	Eliminations		Total
Three months ended March 31, 2014
Net interest income	$404	385	64	32	8	—		893
Provision for loan and lease losses	97	45	25	—	(98)	—		69

Net interest income after provision for loan and lease losses	307	340	39	32	106	—		824
Noninterest income:
Service charges on deposits	69	63	—	1	—	—		133
Mortgage banking net revenue	—	1	108	—	—	—		109
Corporate banking revenue	104	1	—	1	(2)	—		104
Investment advisory revenue	1	36	—	100	—	(35	)(a)	102
Card and processing revenue	16	51	—	1	—	—		68
Other noninterest income	20	20	10	—	(9)	—		41
Securities gains, net	—	—	—	—	7	—		7
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	—	—	—	—		—

Total noninterest income	210	172	118	103	(4)	(35)		564
Noninterest expense:
Salaries, wages and incentives	64	105	25	34	131	—		359
Employee benefits	19	35	9	9	29	—		101
Net occupancy expense	6	46	2	2	24	—		80
Technology and communications	3	2	—	—	48	—		53
Card and processing expense	2	29	—	—	—	—		31
Equipment expense	2	15	—	—	13	—		30
Other noninterest expense	238	158	130	65	(260)	(35)		296

Total noninterest expense	334	390	166	110	(15)	(35)		950

Income (loss) before income taxes	183	122	(9)	25	117	—		438
Applicable income tax expense (benefit)	19	42	(3)	8	53	—		119

Net income (loss)	164	80	(6)	17	64	—		319
Less: Net income attributable to noncontrolling interests	—	—	—	—	1	—		1

Net income (loss) attributable to Bancorp	164	80	(6)	17	63	—		318
Dividends on preferred stock	—	—	—	—	9	—		9

Net income (loss) available to common shareholders	$164	80	(6)	17	54	—		309

Total goodwill	$613	1,655	—	148	—	—		2,416

Total assets	$55,676	48,888	22,436	9,775	(7,121)	—		129,654

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

					General
	Commercial	Branch	Consumer	Investment	Corporate
($ in millions)	Banking	Banking	Lending	Advisors	and Other	Eliminations		Total
Three months ended March 31, 2013
Net interest income	$384	323	85	36	60	—		888
Provision for loan and lease losses	44	57	29	1	(69)	—		62

Net interest income after provision for loan and lease losses	340	266	56	35	129	—		826
Noninterest income:
Service charges on deposits	65	65	—	1	—	—		131
Mortgage banking net revenue	—	4	216	—	—	—		220
Corporate banking revenue	97	1	—	1	—	—		99
Investment advisory revenue	1	37	—	98	—	(36	)(a)	100
Card and processing revenue	15	49	—	1	—	—		65
Other noninterest income	16	22	11	7	53	—		109
Securities gains, net	—	—	—	—	17	—		17
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	2	—	—	—		2

Total noninterest income	194	178	229	108	70	(36)		743
Noninterest expense:
Salaries, wages and incentives	70	109	50	33	137	—		399
Employee benefits	20	36	13	9	36	—		114
Net occupancy expense	6	46	2	3	22	—		79
Technology and communications	3	1	—	—	45	—		49
Card and processing expense	1	29	—	—	1	—		31
Equipment expense	1	14	—	—	13	—		28
Other noninterest expense	199	155	112	70	(222)	(36)		278

Total noninterest expense	300	390	177	115	32	(36)		978

Income before income taxes	234	54	108	28	167	—		591
Applicable income tax expense	36	20	38	10	75	—		179

Net income	198	34	70	18	92	—		412
Less: Net income attributable to noncontrolling interests	—	—	—	—	(10)	—		(10)

Net income attributable to Bancorp	198	34	70	18	102	—		422
Dividends on preferred stock	—	—	—	—	9	—		9

Net income available to common shareholders	$198	34	70	18	93	—		413

Total goodwill	$613	1,655	—	148	—	—		2,416

Total assets	$52,117	47,527	24,026	9,114	(11,402)	—		121,382

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

21. Subsequent Events

On April 25, 2014, the Bank issued and sold $1.5 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of: $850 million of 2.375% senior fixed rate notes, with a maturity of five years, due on April 25, 2019 and $650 million of 1.35% senior fixed rate notes with a maturity of three years, due on June 1, 2017. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On April 28, 2014, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 6,216,480 shares, or approximately $150 million, of its outstanding common stock on May 1, 2014. The Bancorp repurchased the shares of its common stock as part of its Board approved 100 million share repurchase program previously announced on March 18, 2014. The Bancorp expects the settlement of the transaction to occur on or before July 28, 2014.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the first quarter of 2014 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the first quarter of 2014.

Defaults Upon Senior Securities (Item 3)

None.

Mine Safety Disclosures (Item 4)

Not applicable.

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

3.2	Code of Regulations of Fifth Third Bancorp as Amended as of September 18, 2012. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 21, 2012.

4.1	Third Supplemental Indenture dated as of February 28, 2014 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 28, 2014.

4.2	Global Security dated as of February 28, 2014, representing Fifth Third Bancorp’s $500,000,000 in principal amount of its 2.30% Senior Notes due 2019. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 28, 2014.

10.1	Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated January 28, 2014 between Fifth Third Bancorp and Deutsche Bank AG, London Branch.*

10.2	Fifth Third Bancorp 2014 Incentive Compensation Plan. Incorporated by reference to the Registrant’s Proxy Statement dated March 6, 2014.**

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail.*

*	An application for confidential treatment for selected portions of this exhibit has been filed with the Securities and Exchange Commission.
**	Denotes management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: May 8, 2014	/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer