Form 10-Q
period 2014-06-30
FIFTH THIRD BANCORP
filed 2014-08-07
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

There were 834,234,230 shares of the Registrant’s common stock, without par value, outstanding as of July 31, 2014.

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

ABS: Asset-Backed Securities

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

C&I: Commercial and Industrial

CMBS: Commercial Mortgage-Backed Securities

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

GDP: Gross Domestic Product

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

TABLE 1: Selected Financial Data

	For the three months ended June 30,			For the six months ended June 30,
($ in millions, except for per share data)	2014	2013	% Change	2014	2013	% Change
Income Statement Data
Net interest income(a)	$905	885	2	$1,803	1,777	1
Noninterest income	736	1,060	(31)	1,300	1,803	(28)
Total revenue(a)	1,641	1,945	(16)	3,103	3,580	(13)
Provision for loan and lease losses	76	64	20	146	126	16
Noninterest expense	954	1,035	(8)	1,903	2,013	(5)
Net income attributable to Bancorp	439	591	(26)	756	1,013	(25)
Net income available to common shareholders	416	582	(29)	724	995	(27)

Common Share Data
Earnings per share, basic	$0.49	0.67	(27)	$0.85	1.14	(25)
Earnings per share, diluted	0.49	0.65	(25)	0.84	1.11	(23)
Cash dividends per common share	0.13	0.12	8	0.25	0.23	9
Book value per share	16.74	15.56	8	16.74	15.56	8
Market value per share	21.35	18.05	18	21.35	18.05	18

Financial Ratios (%)
Return on average assets	1.34%	1.94	(31)	1.17%	1.68	(30)
Return on average common equity	11.9	17.3	(31)	10.5	14.9	(30)
Dividend payout ratio	26.5	17.9	48	29.4	20.2	46
Average Bancorp shareholders’ equity as a percent of average assets	11.57	11.64	(1)	11.55	11.51	—
Tangible common equity(b)	8.74	8.83	(1)	8.74	8.83	(1)
Net interest margin(a)	3.15	3.33	(5)	3.18	3.38	(6)
Efficiency(a)	58.2	53.2	9	61.4	56.2	9

Credit Quality
Net losses charged off	$101	112	(9)	$270	245	10
Net losses charged off as a percent of average loans and leases(d)	0.45%	0.51	(12)	0.60%	0.57	6
ALLL as a percent of portfolio loans and leases	1.61	1.99	(19)	1.61	1.99	(19)
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.77	2.18	(19)	1.77	2.18	(19)
Nonperforming assets as a percent of portfolio loans, leases and other assets, including other real estate owned(d)	0.92	1.32	(30)	0.92	1.32	(30)

Average Balances
Loans and leases, including held for sale	$91,241	89,473	2	$90,742	89,179	2
Total securities and other short-term investments	23,940	16,962	41	23,443	16,904	39
Total assets	130,965	122,212	7	129,953	121,668	7
Transaction deposits(e)	89,148	81,678	9	88,526	81,311	9
Core deposits(f)	92,841	85,537	9	92,181	85,231	8
Wholesale funding(g)	19,204	17,508	10	18,726	17,595	6
Bancorp shareholders’ equity	15,157	14,221	7	15,011	14,001	7

Regulatory Capital Ratios (%)
Tier I risk-based capital	10.80%	11.14	(3)	10.80%	11.14	(3)
Total risk-based capital	14.30	14.43	(1)	14.30	14.43	(1)
Tier I leverage	9.86	10.45	(6)	9.86	10.45	(6)
Tier I common equity(b)	9.61	9.49	1	9.61	9.49	1

(a)	Amounts presented on an FTE basis. The FTE adjustment for the three months ended June 30, 2014 and 2013 was $5 and for the six months ended June 30, 2014 and 2013 was $10 and $9, respectively.
(b)	The tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2014, the Bancorp had $132.6 billion in assets, operated 15 affiliates with 1,309 full-service Banking Centers, including 102 Bank Mart® locations open seven days a week inside select grocery stores, and 2,619 ATMs in 12 states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has a 23% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $384 million as of June 30, 2014.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document as well as the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, see the Glossary of Abbreviations and Acronyms in this report for a list of terms included as a tool for the reader of this quarterly report on Form 10-Q. The abbreviations and acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended June 30, 2014, net interest income, on an FTE basis, and noninterest income provided 55% and 45% of total revenue, respectively. For the six months ended June 30, 2014, net interest income, on an FTE basis, and noninterest income provided 58% and 42% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived primarily from service charges on deposits, corporate banking revenue, investment advisory revenue, mortgage banking net revenue, card and processing revenue and other noninterest income. Noninterest expense is primarily driven by personnel costs, net occupancy expenses, and technology and communication costs.

Accelerated Share Repurchase Transactions

During 2013 and the six months ended June 30, 2014, the Bancorp entered into a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted average price of the Bancorp’s common stock during the term of the repurchase agreements. For more information on the accelerated share repurchase program, see Note 14 of the Notes to Condensed Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the six months ended June 30, 2014 refer to Table 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Summary of Accelerated Share Repurchase Transactions

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
November 18, 2013	$200	8,538,423	1,132,495	9,670,918	March 5, 2014
December 13, 2013	456	19,084,195	2,294,932	21,379,127	March 31, 2014
January 31, 2014	99	3,950,705	602,109	4,552,814	March 31, 2014
May 1, 2014	150	6,216,480	1,016,514	7,232,994	July 21, 2014

Preferred Stock Offering

On June 5, 2014, the Bancorp issued in a registered public offering 300,000 depositary shares, representing 12,000 shares of 4.90% fixed-to-floating rate non-cumulative Series J perpetual preferred stock, for net proceeds of $297 million. The Series J preferred shares are not convertible into Bancorp common shares or any other securities. For additional information on the preferred stock offering, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

Senior Notes Offerings

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

On April 25, 2014, the Bank issued and sold $1.5 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of $850 million of 2.375% senior fixed rate notes, with a maturity of five years, due on April 25, 2019; and $650 million of 1.35% senior fixed rate notes with a maturity of three years, due on June 1, 2017. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date. For additional information on the senior notes offerings, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

Automobile Loan Securitizations

During the six months ended June 30, 2014, the Bancorp transferred approximately $2.8 billion in fixed-rate consumer automobile loans to bankruptcy remote trusts which were deemed to be VIEs. The Bancorp concluded that it is the primary beneficiary of these VIEs and, therefore, has consolidated these VIEs. For additional information on the automobile loan securitizations, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements.

Legislative Developments

On July 21, 2010, the Dodd-Frank Act was signed into federal law. This act implements changes to the financial services industry and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The legislation establishes a CFPB responsible for implementing and enforcing compliance with consumer financial laws, changes the methodology for determining deposit insurance assessments, gives the FRB the ability to regulate and limit interchange rates charged to merchants for the use of debit cards, enacts new limitations on proprietary trading, broadens the scope of derivative instruments subject to regulation, requires on-going stress tests and the submission of annual capital plans for certain organizations and requires changes to rules governing regulatory capital ratios. This act also calls for federal regulatory agencies to conduct multiple studies over several years in order to implement its provisions. While the total impact of the fully implemented Dodd-Frank Act on the Bancorp is not currently known, the impact is expected to be substantial and may have an adverse impact on the Bancorp’s financial performance and growth opportunities.

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

On March 26, 2014, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2014 CCAR. The FRB indicated to the Bancorp that it did not object to the following capital actions for the period beginning April 1, 2014 and ending March 31, 2015:

•	The potential increase in the quarterly common stock dividend to $0.13 per share;

•	The potential repurchase of common shares in an amount up to $669 million;

•	The additional ability to repurchase shares in the amount of any after-tax gains from the sale of Vantiv, Inc. common stock; and

•	The issuance of $300 million in preferred stock

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fifth Third offers qualified deposit customers a deposit advance product if they choose to avail themselves of this product to meet short term, small-dollar financial needs. In April of 2013, the CFPB issued a “White Paper” which studied financial services industry offerings and customer use of deposit advance products as well as payday loans and is considering whether rules governing these products are warranted. At the same time, the OCC and FDIC each issued proposed supervisory guidance for public comment to institutions they supervise which supplements existing OCC and FDIC guidance, detailing the principles they expect financial institutions to follow in connection with deposit advance products and supervisory expectations for the use of deposit advance products. The Federal Reserve also issued a statement in April to state member banks like Fifth Third for whom the Federal Reserve is the primary regulator. This statement encouraged state member banks to respond to customers’ small-dollar credit needs in a responsible manner; emphasized that they should take into consideration the risks associated with deposit advance products, including potential consumer harm and potential elevated compliance risk; and reminded them that these product offerings must comply with applicable laws and regulations. Fifth Third’s deposit advance product is designed to fully comply with the applicable federal and state laws and use of this product is subject to strict eligibility requirements and advance restriction guidelines to limit dependency on this product as a borrowing source. Fifth Third believes this product provides customers with a relatively low-cost alternative for such needs. On January 17, 2014, given developments in industry practice, Fifth Third announced that it will no longer enroll new customers in its deposit advance product and will phase out the service to existing customers by the end of 2014. These advance balances are included in other consumer loans and leases in the Bancorp’s Condensed Consolidated Balance Sheets and represent substantially all of the revenue reported in interest and fees on other consumer loans and leases in the Bancorp’s Condensed Consolidated Statements of Income and in Tables 4 and 5 in the Statements of Income Analysis section of MD&A. Fifth Third has been monitoring industry developments and is working to develop and implement alternative products and services in order to address the needs of its customers. The Bancorp is currently in the process of evaluating the impact to the Bancorp’s Condensed Consolidated Financial Statements of both the phase out of the deposit advance product and the development of alternative products and services.

In December of 2010 and revised in June of 2011, the BCBS issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. In July of 2013, U.S. banking regulators approved the final enhanced regulatory capital rules (Basel III Final Rule), which included modifications to the proposed rules. The Bancorp continues to evaluate the Basel III Final Rule and its potential impact. For more information on the impact of the regulatory capital enhancements, refer to the Capital Management section of MD&A. Refer to the Non-GAAP section of MD&A for an estimate of the Basel III Tier I common equity ratio.

On December 10, 2013, the banking agencies finalized section 619 of the Dodd-Frank Act, known as the Volcker Rule, which became effective April 1, 2014. Though the final rule was effective April 1, 2014, the Federal Reserve has granted the industry an extension of time until July 21, 2015 to conform activities to be in compliance with the Volcker Rule. It is possible that additional conformance period extensions could be granted either to the entire industry, or, upon request, to requesting banking organizations on a case-by-case basis. The final rule prohibits banks and bank holding companies from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments for their own account. The Volcker Rule also restricts banks and their affiliated entities from owning, sponsoring or having certain relationships with private equity and hedge funds, as well as holding certain collateralized loan obligations that are deemed to contain ownership interests. Exemptions are provided for certain activities such as underwriting, market making, hedging, trading in certain government obligations and organizing and offering a hedge fund or private equity fund. Fifth Third does not sponsor any private equity or hedge funds that, under the final rule, it is prohibited from sponsoring. As of June 30, 2014, the Bancorp held no collateralized loan obligations. As of June 30, 2014, the Bancorp had approximately $180 million in interests and approximately $72 million in binding commitments to invest in private equity funds that are affected by the Volcker Rule. It is expected that over time the Bancorp may need to sell or redeem these investments, however no formal plan to sell has been approved as of June 30, 2014. The Bancorp believes it is likely that these investments will be reduced over time in the ordinary course before compliance is required.

On January 7, 2013, the BCBS issued a final international standard for the LCR for large, internationally active banks. In addition, the BCBS plans on introducing the NSFR final standard in the next two years. On October 24, 2013, the U.S. banking agencies issued an NPR that would implement a LCR requirement for U.S. banks that is generally consistent with the international LCR standards for large, internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure, and a Modified LCR for BHCs with at least $50 billion in total consolidated assets that are not internationally active, like Fifth Third. The NPR was open for public comment until January 31, 2014. Refer to the Liquidity Risk Management section of MD&A for further discussion on these ratios.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Earnings Summary

The Bancorp’s net income available to common shareholders for the second quarter of 2014 was $416 million, or $0.49 per diluted share, which was net of $23 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the second quarter of 2013 was $582 million, or $0.65 per diluted share, which was net of $9 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2014 was $724 million, or $0.84 per diluted share, which was net of $32 million in preferred stock dividends. For the six months ended June 30, 2013, the Bancorp’s net income available to common shareholders was $995 million, or $1.11 per diluted share, which was net of $18 million in preferred stock dividends. Pre-provision net revenue was $682 million and $1.2 billion for the three and six months ended June 30, 2014, respectively, compared to $905 million and $1.6 billion in the same periods in 2013. Pre-provision net revenue is a non-GAAP measure. For further information, see the Non-GAAP Financial Measures section of MD&A.

Net interest income was $905 million and $1.8 billion for the three and six months ended June 30, 2014, respectively, compared to $885 million and $1.8 billion for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2014, net interest income was positively impacted by increases in average taxable securities of $6.4 billion and $5.8 billion, respectively, coupled with increases in yields on these securities of 25 bps and 30 bps for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. Net interest income also included the impact of increases in average loans and leases of $1.8 billion and $1.6 billion for the three and six months ended June 30, 2014, respectively, as well as decreases in the rates paid on long-term debt compared to the same periods in the prior year. These benefits were partially offset by lower yields on loans and leases and increases in average long-term debt of $5.0 billion and $3.9 billion for the three and six months ended June 30, 2014, respectively. Net interest margin was 3.15% and 3.18% for the three and six months ended June 30, 2014, respectively, compared to 3.33% and 3.38% for the same periods in the prior year.

Noninterest income decreased $324 million and $503 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year due to decreases in mortgage banking net revenue and other noninterest income. Mortgage banking net revenue decreased $155 million and $266 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year primarily due to a decrease in origination fees and gains on loan sales and a decrease in positive net valuation adjustments on mortgage servicing rights and free standing derivatives entered into to economically hedge the MSR portfolio, partially offset by a decrease in MSR amortization. Other noninterest income decreased $188 million and $255 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year primarily due to a $125 million gain on the sale of Vantiv, Inc. shares recognized in the second quarter of 2014 compared to a gain of $242 million recognized during the second quarter of 2013. Additionally, other noninterest income decreased due to a decrease in the positive valuation adjustment on the stock warrant associated with Vantiv Holding LLC, a decrease in equity method earnings from Vantiv Holding, LLC, and an increase in the loss associated with the Visa total return swap.

Noninterest expense decreased $81 million and $110 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decreases were primarily due to decreases in total personnel costs and other noninterest expense. Total personnel costs decreased $40 million and $93 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year primarily due to a decrease in incentive compensation primarily in the mortgage business due to lower production levels and a decrease in base compensation and employee benefits as a result of a decline in the number of full-time equivalent employees. Other noninterest expense decreased $52 million for the three months ended June 30, 2014 compared to the same period in the prior year primarily due to decreases in the provision for representation and warranty claims, loan closing and appraisal costs, and FDIC insurance and other taxes partially offset by an increase in litigation expense. Other noninterest expense decreased $33 million for the six months ended June 30, 2014 compared to the same period in the prior year primarily due to decreases in loan closing and appraisal costs, provision for representation and warranty claims, and FDIC insurance and other taxes partially offset by an increase in impairment on affordable housing investments and litigation expense.

For more information on net interest income, noninterest income, and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The Bancorp does not originate subprime mortgage loans and does not hold asset-backed securities backed by subprime mortgage loans in its securities portfolio. However, the Bancorp has exposure to disruptions in the capital markets and weakened economic conditions. The provision for loan and lease losses was $76 million and $146 million for the three and six months ended June 30, 2014, respectively, compared to $64 million and $126 million during the same periods in 2013. Net charge-offs as a percent of average portfolio loans and leases decreased to 0.45% during the second quarter of 2014 compared to 0.51% during the second quarter of 2013 and increased to 0.60% for the six months ended June 30, 2014 compared to 0.57% for the six months ended June 30, 2013. At June 30, 2014, nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 0.92%, compared to 1.10% at December 31, 2013. For further discussion on credit quality, see the Credit Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System. As of June 30, 2014, the Tier I risk-based capital ratio was 10.80%, the Tier I leverage ratio was 9.86% and the Total risk-based capital ratio was 14.30%.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles non-GAAP financial measures to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2014	2013	2014	2013
Income before income taxes (U.S. GAAP)	$606	841	1,044	1,432
Add: Provision expense (U.S. GAAP)	76	64	146	126

Pre-provision net revenue	682	905	1,190	1,558
Net income available to common shareholders (U.S. GAAP)	$416	582	724	995
Add: Intangible amortization, net of tax	1	1	1	2

Tangible net income available to common shareholders	$417	583	725	997

As of			June 30, 2014	December 31, 2013
Total Bancorp shareholders’ equity (U.S. GAAP)			$15,469	14,589
Less: Preferred stock			(1,331)	(1,034)
Goodwill			(2,416)	(2,416)
Intangible assets			(17)	(19)

Tangible common equity, including unrealized gains / losses			11,705	11,120
Less: Accumulated other comprehensive income			(382)	(82)

Tangible common equity, excluding unrealized gains / losses (1)			11,323	11,038
Add: Preferred stock			1,331	1,034

Tangible equity (2)			$12,654	12,072

Total assets (U.S. GAAP)			$132,562	130,443
Less: Goodwill			(2,416)	(2,416)
Intangible assets			(17)	(19)
Accumulated other comprehensive income, before tax			(588)	(126)

Tangible assets, excluding unrealized gains / losses (3)			$129,541	127,882

Total Bancorp shareholders’ equity (U.S. GAAP)			$15,469	14,589
Less: Goodwill and certain other intangibles			(2,484)	(2,492)
Accumulated other comprehensive income			(382)	(82)
Add: Qualifying TruPS			60	60
Other			(19)	19

Tier I risk-based capital			12,644	12,094
Less: Preferred stock			(1,331)	(1,034)
Qualifying TruPS			(60)	(60)
Qualified noncontrolling interests in consolidated subsidiaries			(1)	(37)

Tier I common equity (4)			$11,252	10,963

Risk-weighted assets(a)(5)			$117,117	115,969
Ratios:
Tangible equity (2) / (3)			9.77%	9.44
Tangible common equity (1) / (3)			8.74%	8.63
Tier I common equity (4) / (5)			9.61%	9.45

Basel III Final Rule—Estimated Tier I common equity ratio
Tier I common equity (Basel I)			$11,252	10,963
Add: Adjustment related to capital components(b)			96	82

Estimated Tier I common equity under Basel III Final Rule without AOCI (opt out) (6)			11,348	11,045
Add: Adjustment related to AOCI(c)			382	82

Estimated Tier I common equity under Basel III Final Rule with AOCI (non opt out) (7)			11,730	11,127

Estimated risk-weighted assets under Basel III Final Rule (d) (8)			122,465	122,074

Estimated Tier I common equity ratio under Basel III Final Rule (opt out) (6) / (8)			9.27%	9.05
Estimated Tier I common equity ratio under Basel III Final Rule (non opt out) (7) / (8)			9.58%	9.12

(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in the Bancorp’s total risk-weighted assets.
(b)	Adjustments related to capital components include MSRs and deferred tax assets subject to threshold limitations and deferred tax liabilities related to intangible assets, which were deductions to capital under Basel I capital rules.
(c)	Under final Basel III rules, non-advanced approach banks are permitted to make a one-time election to opt out of the requirement to include AOCI in Tier I common equity.
(d)	Key differences under Basel III in the calculation of risk-weighted assets compared to Basel I include: (1) Risk weighting for commitments under 1 year; (2) Higher risk weighting for exposures to securitizations, past due loans, foreign banks and certain commercial real estate; (3) Higher risk weighting for MSRs and deferred tax assets that are under certain thresholds as a percent of Tier I capital; and (4) Derivatives are differentiated between exchange clearing and over-the-counter and the 50% risk-weight cap is removed.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. These accounting policies are discussed in detail in Management’s Discussion and Analysis – Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013. No material changes were made to the valuation techniques or models during the six months ended June 30, 2014.

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

Tables 4 and 5 present the components of net interest income, net interest margin and net interest rate spread for the three and six months ended June 30, 2014 and 2013, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income was $905 million and $1.8 billion for the three and six months ended June 30, 2014, respectively, an increase of $20 million and $26 million compared to the three and six months ended June 30, 2013, respectively. Net interest income was positively impacted by increases in average taxable securities of $6.4 billion and $5.8 billion for the three and six months ended June 30, 2014, respectively, coupled with increases in yields on these securities of 25 bps and 30 bps for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. Net interest income also included the impact of increases in average loans and leases of $1.8 billion and $1.6 billion for the three and six months ended June 30, 2014, respectively, as well as a decrease in rates paid on long-term debt compared to the same periods in the prior year. These benefits were partially offset by lower yields on loans and leases and increases in average long-term debt of $5.0 billion and $3.9 billion for the three and six months ended June 30, 2014, respectively. The net interest rate spread decreased to 2.99% and 3.03% during the three and six months ended June 30, 2014, respectively, from 3.16% and 3.20% in the same periods in 2013, as the benefit of the decrease in rates on average interest-bearing liabilities was more than offset by a 20 bps and 23 bps decrease in yields on average interest-earning assets for the three and six months ended June 30, 2014, respectively.

Net interest margin was 3.15% and 3.18% for the three and six months ended June 30, 2014, respectively, compared to 3.33% and 3.38% for the three and six months ended June 30, 2013, respectively. The decrease from both periods in 2013 was driven primarily by the previously mentioned decrease in net interest rate spreads, partially offset by increases in average free funding balances.

Interest income from loans and leases decreased $39 million compared to the three months ended June 30, 2013 and decreased $97 million compared to the six months ended June 30, 2013. The decrease from the three and six months ended June 30, 2013 was primarily the result of a decrease of 24 bps and 28 bps, respectively, in yields on average loans and leases partially offset by an increase of two percent in average loans and leases for the three and six months ended June 30, 2014 compared to the same periods in the prior year. The increase in average loans and leases for the three and six months ended June 30, 2014 was driven primarily by an increase of 10% and 11%, respectively, in average commercial and industrial loans partially offset by a decrease in average residential mortgage loans of 12% and 11%, respectively, compared to the same periods in the prior year. For more information on the Bancorp’s loan and lease portfolio, see the Loans and Leases section of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $63 million and $120 million compared to the three and six months ended June 30, 2013, respectively. The increase was primarily the result of an increase in average taxable securities of $6.4 billion and $5.8 billion for the three and six months ended June 30, 2014 coupled with a 25 bps and 30 bps increase in yields on average taxable securities for the three and six months ended June 30, 2014, respectively.

Average core deposits increased $7.3 billion compared to the three months ended June 30, 2013 and increased $7.0 billion compared to the six months ended June 30, 2013. The increase from both the three and six months ended June 30, 2013 was primarily due to an increase in average money market deposits, average interest checking deposits and average demand deposits partially offset by decreases in average savings deposits and average other time deposits. The cost of average core deposits decreased to 17 bps for the three and six months ended June 30, 2014 from 18 bps and 19 bps for the three and six months ended June 30, 2013, respectively. This decrease was primarily the result of a mix shift to lower cost core deposits as a result of run-off of higher priced CDs coupled with a decrease of 45 bps and 48 bps in the rate paid on other time deposits for the three and six months ended June 30, 2014, respectively, partially offset by an increase of 9 bps and 7 bps in the rates paid on average money market deposits compared to the three and six months ended June 30, 2013, respectively.

For the three months ended June 30, 2014, interest expense on average wholesale funding increased $3 million compared to the three months ended June 30, 2013, primarily as a result of an increase in interest expense related to long-term debt partially offset by a $2.7 billion decrease in average certificates $100,000 and over. Interest expense on long-term debt increased during the three months ended June 30, 2014 compared to the same period in the prior year, driven by a $5.0 billion increase in average long-term debt partially offset by a 76 bps decrease in the rate paid on long-term debt primarily due to the redemption of $750 million of outstanding TruPS during the fourth quarter of 2013.

For the six months ended June 30, 2014, interest expense on average wholesale funding decreased $2 million compared to the six months ended June 30, 2013, primarily as a result of a decrease in interest expense on certificates $100,000 and over and other short term borrowings partially offset by an increase in interest expense on long-term debt. Interest expense on certificates $100,000 and over decreased during the six months ended June 30, 2014 compared to the same period in the prior year primarily due to a 17 bps decrease in the rate paid on certificates $100,000 and over coupled with a $572 million decrease in average certificates $100,000 and over. Interest expense on other short-term borrowings decreased during the six months ended June 30, 2014 compared to the same period in the prior year, primarily due to a $2.1 billion decrease in average short-term borrowings. Interest expense on long-term debt increased during the six months ended June 30,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2014 compared to the same period in the prior year, primarily due to a $3.9 billion increase in average long-term debt partially offset by a decrease in the rate paid on long-term debt of 84 bps primarily due to the redemption of $750 million of outstanding TruPS during the fourth quarter of 2013. Refer to the Borrowings section of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three and six months ended June 30, 2014, average wholesale funding represented 24% and 23%, respectively, of average interest bearing liabilities compared to 24% during the three and six months ended June 30, 2013. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 4: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the three months ended	June 30, 2014			June 30, 2013			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$41,451	$338	3.27%	$37,636	$336	3.58%	$33	(31)	2
Commercial mortgage	7,886	67	3.39	8,627	79	3.65	(7)	(5)	(12)
Commercial construction	1,364	12	3.54	717	6	3.41	6	—	6
Commercial leases	3,556	27	3.04	3,553	30	3.36	—	(3)	(3)

Subtotal – commercial	54,257	444	3.28	50,533	451	3.58	32	(39)	(7)
Residential mortgage loans	13,202	129	3.93	14,984	146	3.91	(18)	1	(17)
Home equity	9,101	84	3.71	9,625	90	3.76	(5)	(1)	(6)
Automobile loans	12,070	83	2.77	11,887	94	3.16	1	(12)	(11)
Credit card	2,232	56	10.06	2,071	51	9.97	5	—	5
Other consumer loans/leases	379	34	35.63	373	37	39.49	1	(4)	(3)

Subtotal – consumer	36,984	386	4.19	38,940	418	4.31	(16)	(16)	(32)

Total loans and leases	91,241	830	3.65	89,473	869	3.89	16	(55)	(39)
Securities:
Taxable	21,706	181	3.34	15,346	118	3.09	53	10	63
Exempt from income taxes(b)	52	1	4.69	55	1	5.01	—	—	—
Other short-term investments	2,182	1	0.28	1,561	1	0.24	—	—	—

Total interest-earning assets	115,181	1,013	3.53	106,435	989	3.73	69	(45)	24
Cash and due from banks	2,847			2,359
Other assets	14,417			15,198
Allowance for loan and lease losses	(1,480)			(1,780)

Total assets	$130,965			$122,212

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$25,222	$14	0.22%	$22,796	$13	0.23%	$1	—	1
Savings	16,509	4	0.11	18,864	6	0.12	(2)	—	(2)
Money market	13,942	12	0.33	8,918	6	0.24	3	3	6
Foreign office deposits	2,200	2	0.29	1,418	1	0.29	1	—	1
Other time deposits	3,693	9	1.03	3,859	14	1.48	(1)	(4)	(5)
Certificates - $100,000 and over	3,840	8	0.83	6,519	13	0.82	(5)	—	(5)
Other deposits	—	—	—	10	—	0.08	—	—	—
Federal funds purchased	606	—	0.10	560	—	0.11	—	—	—
Other short-term borrowings	2,234	1	0.10	2,867	1	0.18	—	—	—
Long-term debt	12,524	58	1.89	7,552	50	2.65	25	(17)	8

Total interest-bearing liabilities	80,770	108	0.54	73,363	104	0.57	22	(18)	4
Demand deposits	31,275			29,682
Other liabilities	3,724			4,908

Total liabilities	115,769			107,953
Total equity	15,196			14,259

Total liabilities and equity	$130,965			$122,212

Net interest income		$905			$885		$47	(27)	20
Net interest margin			3.15%			3.33%
Net interest rate spread			2.99			3.16
Interest-bearing liabilities to interest-earning assets			70.12			68.93

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $5 for the three months ended June 30, 2014 and 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 5: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the six months ended	June 30, 2014			June 30, 2013			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$40,933	$672	3.31%	$37,033	$686	3.74%	$68	(82)	(14)
Commercial mortgage	7,934	134	3.41	8,801	159	3.64	(15)	(10)	(25)
Commercial construction	1,242	22	3.51	709	12	3.32	9	1	10
Commercial leases	3,582	54	3.06	3,555	59	3.37	—	(5)	(5)

Subtotal – commercial	53,691	882	3.31	50,098	916	3.69	62	(96)	(34)
Residential mortgage loans	13,252	259	3.94	14,925	292	3.94	(33)	—	(33)
Home equity	9,147	169	3.72	9,748	181	3.75	(11)	(1)	(12)
Automobile loans	12,047	168	2.82	11,991	191	3.22	1	(24)	(23)
Credit card	2,231	110	9.98	2,070	101	9.82	7	2	9
Other consumer loans/leases	374	70	37.74	347	74	42.84	5	(9)	(4)

Subtotal – consumer	37,051	776	4.23	39,081	839	4.33	(31)	(32)	(63)

Total loans and leases	90,742	1,658	3.69	89,179	1,755	3.97	31	(128)	(97)
Securities:
Taxable	21,049	349	3.34	15,285	230	3.04	95	24	119
Exempt from income taxes(b)	49	1	5.07	53	1	5.21	—	—	—
Other short-term investments	2,345	3	0.27	1,566	2	0.25	1	—	1

Total interest-earning assets	114,185	2,011	3.55	106,083	1,988	3.78	127	(104)	23
Cash and due from banks	2,848			2,292
Other assets	14,448			15,108
Allowance for loan and lease losses	(1,528)			(1,815)

Total assets	$129,953			$121,668

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$25,565	$28	0.22%	$23,277	$26	0.23%	$2	—	2
Savings	16,705	9	0.11	19,218	12	0.12	(2)	(1)	(3)
Money market	13,195	20	0.31	8,428	10	0.24	6	4	10
Foreign office deposits	2,109	3	0.29	1,261	2	0.28	1	—	1
Other time deposits	3,655	18	1.01	3,920	29	1.49	(2)	(9)	(11)
Certificates - $100,000 and over	4,703	18	0.75	5,275	24	0.92	(2)	(4)	(6)
Other deposits	—	—	0.05	25	—	0.12	—	—	—
Federal funds purchased	577	—	0.10	625	—	0.13	—	—	—
Other short-term borrowings	2,022	1	0.10	4,141	4	0.18	(2)	(1)	(3)
Long-term debt	11,424	111	1.95	7,529	104	2.79	44	(37)	7

Total interest-bearing liabilities	79,955	208	0.52	73,699	211	0.58	45	(48)	(3)
Demand deposits	30,952			29,127
Other liabilities	3,997			4,798

Total liabilities	114,904			107,624
Total equity	15,049			14,044

Total liabilities and equity	$129,953			$121,668

Net interest income		$1,803			$1,777		$82	(56)	26
Net interest margin			3.18%			3.38%
Net interest rate spread			3.03			3.20
Interest-bearing liabilities to interest-earning assets			70.02			69.47

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table are $10 and $9 for the six months ended June 30, 2014 and 2013, respectively.

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

The provision for loan and lease losses was $76 million and $146 million for the three and six months ended June 30, 2014, respectively, compared to $64 million and $126 million during the same periods in 2013. The increase in the provision expense for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 was primarily due to an increase in certain impaired commercial loans during the first quarter of 2014 partially offset by decreases in nonperforming loans and leases and improved delinquency metrics for the three and six months ended June 30, 2014. The ALLL declined $124 million from $1.6 billion at December 31, 2013 to $1.5 billion at June 30, 2014. As of June 30, 2014, the ALLL as a percent of portfolio loans and leases decreased to 1.61%, compared to 1.79% at December 31, 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Refer to the Credit Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements for more detailed information on the provision for loan and lease losses, including an analysis of loan portfolio composition, nonperforming assets, net charge-offs, and other factors considered by the Bancorp in assessing the credit quality of the loan and lease portfolio and the ALLL.

Noninterest Income

Noninterest income decreased $324 million, or 31%, for the second quarter of 2014 compared to the second quarter of 2013 and decreased $503 million, or 28%, for the six months ended June 30, 2014 compared to the same period in the prior year.

The components of noninterest income for the three and six months ended June 30, 2014 and 2013 are as follows:

TABLE 6: Noninterest Income

	For the three months			For the six months
	ended June 30,			ended June 30,
($ in millions)	2014	2013	% Change	2014	2013	% Change
Service charges on deposits	$139	136	2	$272	267	2
Corporate banking revenue	107	106	1	211	205	3
Investment advisory revenue	102	98	4	204	198	3
Mortgage banking net revenue	78	233	(67)	187	453	(59)
Card and processing revenue	76	67	12	144	132	9
Other noninterest income	226	414	(45)	268	523	(49)
Securities gains, net	8	—	NM	14	17	(14)
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	6	(100)	—	8	(100)

Total noninterest income	$736	1,060	(31)	$1,300	1,803	(28)

Service charges on deposits

Service charges on deposits increased $3 million and $5 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. Commercial deposit revenue increased $6 million and $9 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year primarily due to both new customer acquisition and product expansion. For the three and six months ended June 30, 2014, consumer deposit revenue decreased $3 million and $4 million, respectively, compared to the same periods in the prior year due to a decrease in consumer checking fees from a decline in the percentage of consumer customers being charged service fees.

Corporate banking revenue

Corporate banking revenue increased $1 million and $6 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. The increase was primarily due to an increase in syndication fees and institutional sales revenue partially offset by decreases in business lending fees, interest rate derivative revenue and lease remarketing fees.

Investment advisory revenue

Investment advisory revenue increased $4 million and $6 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase for both periods was primarily due to increases of $4 million and $8 million in private client service fees for the three and six months ended June 30, 2014, respectively, partially offset by declines in securities and brokerage fees. The Bancorp had approximately $305 billion and $313 billion in total assets under care as of June 30, 2014 and 2013, respectively, and managed $27 billion in assets for individuals, corporations and not-for-profit organizations for both period-ends.

Mortgage banking net revenue

Mortgage banking net revenue decreased $155 million and $266 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year.

The components of mortgage banking net revenue are as follows:

TABLE 7: Components of Mortgage Banking Net Revenue

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2014	2013	2014	2013
Origination fees and gains on loan sales	$42	150	$84	319
Net mortgage servicing revenue:
Gross mortgage servicing fees	62	62	125	124
Mortgage servicing rights amortization	(32)	(51)	(55)	(104)
Net valuation adjustments on mortgage servicing rights and free-standing derivatives entered into to economically hedge MSR	6	72	33	114

Net mortgage servicing revenue	36	83	103	134

Mortgage banking net revenue	$78	233	$187	453

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Origination fees and gains on loan sales decreased $108 million and $235 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. The decrease for the three and six months ended June 30, 2014 was primarily the result of a 74% and 75% declines in residential mortgage loan originations from the three and six months ended June 30, 2013, respectively. Residential mortgage loan originations decreased to $2.0 billion and $3.7 billion during the three and six months ended June 30, 2014, respectively, compared to $7.5 billion and $14.9 billion during the same periods in the prior year due to strong refinancing activity that occurred during the first half of 2013.

Net mortgage servicing revenue is comprised of gross mortgage servicing fees and related mortgage servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net mortgage servicing revenue decreased $47 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 driven primarily by a decrease of $66 million in net valuation adjustments, partially offset by a decrease in mortgage servicing rights amortization of $19 million. Net mortgage servicing revenue decreased $31 million for the six months ended June 30, 2014 compared to the same period in the prior year driven primarily by a decrease of $81 million in net valuation adjustments partially offset by a decrease in mortgage servicing rights amortization of $49 million.

The net valuation adjustment gain of $6 million during the second quarter of 2014 included $38 million in gains from derivatives economically hedging the MSRs partially offset by temporary impairment of $32 million on the MSRs. The net valuation adjustment gain of $33 million for the six months ended June 30, 2014 included $61 million in gains from derivatives economically hedging the MSRs partially offset by temporary impairment of $28 million on the MSRs. Mortgage rates decreased during the three and six months ended June 30, 2014 which caused modeled prepayment speeds to increase, which led to the temporary impairment on servicing rights during the respective periods. The net valuation adjustment gain of $72 million during the second quarter of 2013 included $102 million in recovery of temporary impairment on the MSR portfolio partially offset by $30 million in losses from derivatives economically hedging the MSRs. The net valuation adjustment gain of $114 million for the six months ended June 30, 2013 included $151 million of recovery of temporary impairment on the MSR portfolio partially offset by $37 million in losses from derivatives economically hedging the MSR portfolio.

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

The Bancorp’s total residential loans serviced as of June 30, 2014 and 2013 were $81.3 billion and $81.7 billion, respectively, with $68.1 billion, and $67.2 billion, respectively, of residential mortgage loans serviced for others.

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp did not sell securities related to the non-qualifying hedging strategy for the three and six months ended June 30, 2014. Net gains on sales of these securities were $6 million and $8 million for the three and six months ended June 30, 2013, respectively, recorded in securities gains, net, non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income.

Card and processing revenue

Card and processing revenue increased $9 million and $12 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2014 was primarily the result of an increase in the number of actively used cards as well as higher processing fees related to additional ATM locations. Debit card interchange revenue, included in card and processing revenue, was $33 million and $63 million for the three and six months ended June 30, 2014, respectively, compared to $31 million and $59 million for the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest income

The major components of other noninterest income are as follows:

TABLE 8: Components of Other Noninterest Income

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2014	2013	2014	2013
Gain on sale of Vantiv, Inc. shares	$125	242	$125	242
Valuation adjustments on stock warrant associated with Vantiv Holding, LLC	63	76	28	110
Operating lease income	21	18	42	34
Cardholder fees	11	12	23	23
BOLI income	11	20	21	31
Banking center income	8	8	16	18
Consumer loan and lease fees	6	7	12	13
Equity method income from interest in Vantiv Holding, LLC	4	19	19	36
Insurance income	3	8	6	16
Loss on swap associated with the sale of Visa, Inc. class B shares	(16)	(5)	(15)	(12)
Loss on OREO	(3)	(5)	(14)	(15)
Other, net	(7)	14	5	27

Total other noninterest income	$226	414	$268	523

Other noninterest income decreased $188 million in the second quarter of 2014 compared to the second quarter of 2013 and $255 million for the six months ended June 30, 2014 compared to the same period in the prior year. The decrease for both periods was driven by a gain of $125 million on the sale of Vantiv, Inc. shares in the second quarter of 2014 compared to a gain of $242 million related to the sale of Vantiv, Inc. shares recorded in the second quarter of 2013. In addition, the positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC decreased $13 million and $82 million, respectively, for the three and six months ended June 30, 2014 from the comparable prior year periods. The fair value of the stock warrant is calculated using the Black-Scholes valuation model, which utilizes several key inputs (Vantiv, Inc. stock price, strike price of the warrant and several unobservable inputs). The positive valuation adjustments of $63 million and $28 million for the three and six months ended June 30, 2014, respectively, were primarily due to an increase of 11% and three percent, respectively, in Vantiv, Inc.’s share price from December 31, 2013 to June 30, 2014. The positive valuation adjustments of $76 million and $110 million for the three and six months ended June 30, 2013, respectively, were primarily due to an increase of 16% and 35%, respectively, in Vantiv, Inc.’s share price from December 31, 2012 to June 30, 2013. For additional information on the valuation of the warrant, see Note 21 of the Notes to Condensed Consolidated Financial Statements.

Equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $15 million and $17 million compared to the three and six months ended June 30, 2013, respectively. The decrease for the three months ended June 30, 2014 was primarily due to charges taken by Vantiv Holding, LLC related to an acquisition. The decrease for the six months ended June 30, 2014 was also due to Vantiv’s acquisition charges and a decrease in the Bancorp’s ownership percentage of Vantiv Holding, LLC from 28% as of June 30, 2013 to 23% as of June 30, 2014 due primarily to share sales.

Other noninterest income also included an $11 million increase in the loss related to the Visa total return swap for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B shares, see Note 21 of the Notes to Condensed Consolidated Financial Statements. BOLI income decreased $9 million and $10 million for the three and six months ended June 30, 2014 compared to the same period in the prior year primarily due to a $10 million settlement in the second quarter of 2013 related to a previously surrendered BOLI policy. The “other” caption decreased $21 million and $22 million for the three and six months ended June 30, 2014, respectively, compared to the prior year periods primarily due to a $17 million impairment charge in the second quarter of 2014 for branches and land. For more information on this impairment charge, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expense

Total noninterest expense decreased $81 million, or eight percent, for the three months ended June 30, 2014, and decreased $110 million, or five percent, for the six months ended June 30, 2014 compared to the three and six months ended June 30, 2013, respectively.

The major components of noninterest expense are as follows:

TABLE 9: Noninterest Expense

	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2014	2013	% Change	2014	2013	% Change
Salaries, wages and incentives	$368	404	(9)	$727	803	(10)
Employee benefits	79	83	(5)	180	197	(8)
Net occupancy expense	79	76	3	158	155	2
Technology and communications	52	50	4	105	99	6
Card and processing expense	37	33	10	68	65	5
Equipment expense	30	28	9	60	56	8
Other noninterest expense	309	361	(14)	605	638	(5)

Total noninterest expense	$954	1,035	(8)	$1,903	2,013	(5)

Efficiency ratio	58.2%	53.2%		61.4%	56.2%

Total personnel costs (salaries, wages and incentives plus employee benefits) decreased $40 million and $93 million, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013. The decrease for both periods was driven by a decrease in incentive compensation primarily in the mortgage business due to lower production levels and a decrease in base compensation and employee benefits as a result of a decline in the number of full-time equivalent employees. Full time equivalent employees totaled 18,732 at June 30, 2014 compared to 20,569 at June 30, 2013.

TABLE 10: Components of Other Noninterest Expense

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2014	2013	2014	2013
Losses and adjustments	$72	92	$137	129
Affordable housing investments impairment	32	27	64	47
Loan and lease	29	46	58	87
FDIC insurance and other taxes	26	33	54	67
Marketing	25	32	46	59
Professional service fees	18	17	36	31
Operating lease	16	13	33	26
Travel	14	15	26	28
Postal and courier	12	12	24	24
Data processing	10	12	20	22
Recruitment and education	7	6	13	12
Insurance	4	4	8	9
OREO expense	3	3	8	7
Intangible asset amortization	1	2	2	4
Benefit from the reserve for unfunded commitments and letters of credit	(11)	(2)	(19)	(13)
Other, net	51	49	95	99

Total other noninterest expense	$309	361	$605	638

Total other noninterest expense decreased $52 million for the three months ended June 30, 2014 compared to the same period in 2013. Losses and adjustments decreased $20 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to a decrease in the provision for representation and warranty claims, partially offset by higher legal settlements and reserves expense. The provision for representation and warranty claims decreased $16 million for the three months ended June 30, 2014 compared to the same period in the prior year due to improving underlying repurchase metrics and the settlement in the fourth quarter of 2013 with FHLMC. Litigation settlements and reserves expense increased $10 million for the three months ended June 30, 2014 compared to the same period in the prior year due to increased litigation and regulatory activity. Loan and lease expenses decreased $17 million due to lower loan closing and appraisal costs due to a decline in mortgage originations. FDIC insurance and other taxes decreased $7 million due to a change in the mix of the Bancorp’s funding base.

Total other noninterest expense decreased $33 million for the six months ended June 30, 2014 compared to the same period in 2013. Loan and lease expenses decreased $29 million due to lower loan closing and appraisal costs due to a decline in mortgage originations. Impairment on affordable housing investments increased $17 million for the six months ended June 30, 2014 compared to the same period in 2013, as the prior period included a $9 million benefit from the sale of affordable housing investments. Losses and adjustments increased $8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to an increase in litigation settlements and reserves expense, partially offset by a $31 million decrease in the provision for representation and warranty claims for the reasons noted previously. Total litigation settlements and reserves expense increased $43 million compared to the same period in the prior year due to increased litigation and regulatory activity. FDIC insurance and other taxes decreased $13 million compared to the same period in the prior year primarily due to the change in the mix of the Bancorp’s funding base and higher capital levels.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 58.2% and 61.4% for the three and six months ended June 30, 2014, respectively, compared to 53.2% and 56.2% for the three and six months ended June 30, 2013, respectively.

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 11: Applicable Income Taxes

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2014	2013	2014	2013
Income before income taxes	$606	841	$1,044	1,432
Applicable income tax expense	167	250	287	429
Effective tax rate	27.6%	29.7	27.5%	30.0

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

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees and directors. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised and where the Bancorp has not accumulated an excess tax benefit for previously exercised or released stock-based awards, the Bancorp is required to write-off the deferred tax asset previously established for these stock-based awards. The stock-based awards granted in March of 2003 had an exercise period that expired in March of 2013. As these stock-based awards were not exercised on or before their expiration date and because the Bancorp did not have an accumulated excess tax benefit, the Bancorp was required to write-off the $12 million deferred tax asset established for these awards during the first quarter of 2013. Based on the Bancorp’s stock price at June 30, 2014 and the Bancorp’s accumulation of an excess tax benefit through the period ended June 30, 2014, the Bancorp does not believe it will be necessary to recognize a non-cash charge to income tax expense over the next twelve months related to stock-based awards. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future. Therefore, it is possible the Bancorp may recognize a non-cash charge to income tax expense in the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies loans and leases based upon their primary purpose. Table 12 summarizes end of period loans and leases, including loans held for sale and Table 13 summarizes average total loans and leases, including loans held for sale.

TABLE 12: Components of Total Loans and Leases (includes held for sale)

	June 30, 2014		December 31, 2013
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$41,364	45	39,347	45
Commercial mortgage loans	7,807	9	8,069	9
Commercial construction loans	1,426	2	1,041	1
Commercial leases	3,572	4	3,626	4

Subtotal – commercial	54,169	60	52,083	59

Consumer:
Residential mortgage loans	13,250	15	13,570	15
Home equity	9,056	10	9,246	10
Automobile loans	12,050	13	11,984	13
Credit card	2,261	2	2,294	3
Other consumer loans and leases	380	—	381	—

Subtotal – consumer	36,997	40	37,475	41

Total loans and leases	$91,166	100	89,558	100

Total portfolio loans and leases (excludes loans held for sale)	$90,484		88,614

Loans and leases, including loans held for sale, increased $1.6 billion, or two percent, from December 31, 2013. The increase from December 31, 2013 was the result of a $2.1 billion, or four percent, increase in commercial loans and leases partially offset by a $478 million, or one percent, decrease in consumer loans and leases.

Commercial loans and leases increased from December 31, 2013 primarily due to an increase in commercial and industrial loans and commercial construction loans partially offset by a decrease in commercial mortgage loans. Commercial and industrial loans increased $2.0 billion, or five percent, from December 31, 2013 and commercial construction loans increased $385 million, or 37%, from December 31, 2013 as a result of an increase in new loan origination activity from higher demand due to a strengthening economy and targeted marketing efforts. Commercial mortgage loans decreased $262 million, or three percent, from December 31, 2013 due to continued run-off as the level of new originations was less than the repayments on the existing portfolio.

Consumer loans and leases decreased from December 31, 2013 primarily due to a decrease in residential mortgage loans and home equity. Residential mortgage loans decreased $320 million, or two percent, primarily due to a decline in loans held for sale of $292 million from reduced origination volumes. Home equity decreased $190 million, or two percent, from December 31, 2013 as payoffs exceeded new loan production.

TABLE 13: Components of Average Total Loans and Leases (includes held for sale)

	June 30, 2014		June 30, 2013
For the three months ended ($ in millions)	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$41,451	47	37,636	42
Commercial mortgage loans	7,886	9	8,627	10
Commercial construction loans	1,364	1	717	1
Commercial leases	3,556	4	3,553	4

Subtotal – commercial	54,257	61	50,533	57

Consumer:
Residential mortgage loans	13,202	14	14,984	17
Home equity	9,101	10	9,625	11
Automobile loans	12,070	13	11,887	13
Credit card	2,232	2	2,071	2
Other consumer loans and leases	379	—	373	—

Subtotal – consumer	36,984	39	38,940	43

Total average loans and leases	$91,241	100	89,473	100

Total average portfolio loans and leases (excludes loans held for sale)	$90,549		86,707

Average loans and leases, including loans held for sale, increased $1.8 billion, or two percent, from June 30, 2013. The increase from June 30, 2013 was the result of a $3.7 billion, or seven percent, increase in average commercial loans and leases partially offset by a $2.0 billion, or five percent, decrease in average consumer loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans and leases increased from June 30, 2013 primarily due to an increase in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial loans increased $3.8 billion, or 10%, from June 30, 2013 and average commercial construction loans increased $647 million, or 90%, from June 30, 2013 due to an increase in new loan origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage loans decreased $741 million, or nine percent, from June 30, 2013 due to continued run-off as the level of new originations was less than the repayments on the current portfolio.

Average consumer loans and leases decreased from June 30, 2013 primarily due to a decrease in average residential mortgage loans and average home equity, partially offset by increases in average automobile loans and average credit card loans. Average residential mortgage loans decreased $1.8 billion, or 12%, from June 30, 2013 primarily due to a decline in average loans held for sale of $2.1 billion from reduced origination volumes driven by higher mortgage rates partially offset by the continued retention of certain shorter term residential mortgage loans originated through the Bancorp’s retail branches. Average home equity decreased $524 million, or five percent, from June 30, 2013 as payoffs exceeded new loan production. Average automobile loans increased $183 million, or two percent, from June 30, 2013 driven by loan originations exceeding run-offs. Average credit card loans increased $161 million, or eight percent, from June 30, 2013 primarily due to an increase in open and active accounts driven by the volume of new customer accounts.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. Total investment securities were $23.4 billion at June 30, 2014 and $19.1 billion at December 31, 2013.

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

At June 30, 2014, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio. Additionally, securities classified as below investment grade were immaterial as of June 30, 2014 and December 31, 2013. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. The Bancorp did not recognize OTTI for the three months ended June 30, 2014 and recognized $17 million of OTTI on its available-for-sale and other debt securities during the six months ended June 30, 2014. During the three and six months ended June 30, 2013, the Bancorp recognized $12 million of OTTI. The Bancorp did not recognize any OTTI on any of its available-for-sale equity securities or held-to-maturity debt securities during the three and six months ended June 30, 2014 and 2013.

TABLE 14: Components of Investment Securities

	June 30,	December 31,
As of ($ in millions)	2014	2013
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and government agencies	$26	26
U.S. Government sponsored agencies	1,522	1,523
Obligations of states and political subdivisions	186	187
Agency mortgage-backed securities(a)	13,657	12,294
Other bonds, notes and debentures(b)	6,069	3,514
Other securities(c)	724	865

Total available-for-sale and other securities	$22,184	18,409

Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$193	207
Other bonds, notes and debentures	1	1

Total held-to-maturity	$194	208

Trading: (fair value)
U.S. Treasury and government agencies	$—	1
U.S. Government sponsored agencies	6	4
Obligations of states and political subdivisions	24	13
Agency mortgage-backed securities	8	3
Other bonds, notes and debentures	13	7
Other securities(c)	310	315

Total trading	$361	343

(a)	Includes interest-only mortgage-backed securities of $201 and $262 as of June 30, 2014 and December 31, 2013, respectively, recorded at fair value with fair value changes recorded in securities gains, net and securities gains, net non-qualifying hedges on mortgage servicing rights in the Condensed Consolidated Financial Statements.
(b)	Includes $3,051 and $0 of agency CMBS, $1,586 and $1,368 of non-agency CMBS, and $1,225 and $1,400 of ABS as of June 30, 2014 and December 31, 2013, respectively.
(c)	Other securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

On an amortized cost basis, available-for-sale and other securities increased $3.8 billion, or 21%, from December 31, 2013 primarily due to increases in other bonds, notes, and debentures and agency mortgage-backed securities. Other bonds, notes, and debentures increased $2.6 billion, or 73%, due primarily to the purchase of $3.5 billion of agency commercial mortgage-backed securities and asset-backed securities

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

partially offset by the sale of $1.1 billion of asset-backed securities, collateralized loan obligations, commercial mortgage-backed securities and corporate bonds and $34 million of paydowns during the six months ended June 30, 2014. Agency mortgage-backed securities increased $1.4 billion, or 11%, from December 31, 2013 primarily due to $4.9 billion in purchases of agency mortgage-backed securities partially offset by $2.4 billion in sales and $862 million in paydowns on the portfolio during the six months ended June 30, 2014.

On an amortized cost basis, available-for-sale and other securities were 19% and 16% of total interest-earning assets at June 30, 2014 and December 31, 2013, respectively. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 6.7 years at both June 30, 2014 and December 31, 2013. In addition, at June 30, 2014, the available-for-sale securities portfolio had a weighted-average yield of 3.35%, compared to 3.39% at December 31, 2013.

Information presented in Table 15 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale securities portfolio were $630 million at June 30, 2014 compared to $188 million at December 31, 2013. The increase from December 31, 2013 was primarily due to a decrease in interest rates during the six months ended June 30, 2014. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

TABLE 15: Characteristics of Available-for-Sale and Other Securities

As of June 30, 2014 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and government agencies:
Average life 1 – 5 years	$25	25	2.2	0.80%
Average life 5 – 10 years	1	1	5.2	1.50

Total	26	26	2.2	0.81
U.S. Government sponsored agencies:
Average life 1 – 5 years	1,522	1,630	2.5	3.65

Total	1,522	1,630	2.5	3.65
Obligations of states and political subdivisions:(a)
Average life of one year or less	36	36	0.8	0.05
Average life 1 – 5 years	115	120	3.3	3.62
Average life 5 – 10 years	28	30	8.3	3.89
Average life greater than 10 years	7	8	10.7	2.84

Total	186	194	3.9	2.94
Agency mortgage-backed securities:
Average life of one year or less	76	77	0.5	5.36
Average life 1 – 5 years	1,523	1,596	4.0	3.88
Average life 5 – 10 years	11,034	11,277	6.5	3.34
Average life greater than 10 years	1,024	1,066	12.1	3.84

Total	13,657	14,016	6.6	3.45
Other bonds, notes and debentures:
Average life of one year or less	87	89	0.4	2.97
Average life 1 – 5 years	1,278	1,320	3.0	2.78
Average life 5 – 10 years	3,682	3,761	8.2	3.13
Average life greater than 10 years	1,022	1,048	13.8	3.13

Total	6,069	6,218	7.9	3.05
Other securities	724	730

Total available-for-sale and other securities	$22,184	22,814	6.7	3.35%

(a)	Taxable-equivalent yield adjustments included in the above table are 0.02%, 0.00%, 2.07%, 1.51% and 0.37% for securities with an average life of 1 year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 70% and 71% of the Bancorp’s asset funding base at June 30, 2014 and December 31, 2013, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 16: Deposits

	June 30, 2014		December 31, 2013
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$32,140	33	32,634	32
Interest checking	24,744	26	25,875	26
Savings	16,087	17	17,045	17
Money market	14,216	15	11,644	12
Foreign office	1,418	1	1,976	2

Transaction deposits	88,605	92	89,174	89
Other time	3,724	4	3,530	4

Core deposits	92,329	96	92,704	93
Certificates-$100,000 and over	3,623	4	6,571	7

Total deposits	$95,952	100	99,275	100

Core deposits decreased $375 million from December 31, 2013 driven by a decrease of $569 million, or one percent, in transaction deposits partially offset by an increase of $194 million, or five percent, in other time deposits. Total transaction deposits decreased from December 31, 2013 due to decreases in interest checking deposits, savings deposits, foreign office deposits and demand deposits, partially offset by an increase in money market deposits. Interest checking deposits decreased $1.1 billion, or four percent, primarily due to consumer customer seasonality and lower commercial customer balances. Foreign office deposits decreased $558 million, or 28%, primarily due to a decrease in commercial customer balances. Demand deposits decreased $494 million, or two percent, from December 31, 2013 primarily due to uninvested trust funds held in demand deposit accounts at December 31, 2013 that were invested during the first quarter of 2014. This decrease was partially offset by an increase in commercial customer account balances. Money market deposits increased $2.6 billion, or 22%, from December 31, 2013 driven by a promotional product offering which drove balance migration from savings deposits which decreased $958 million, or six percent, from December 31, 2013 and the acquisition of new customers. The increase in other time deposits from December 31, 2013 was primarily the result of the acquisition of new customers due to competitive interest rates.

The Bancorp uses certificates $100,000 and over as a method to fund earning assets. At June 30, 2014, certificates $100,000 and over decreased $2.9 billion compared to December 31, 2013 primarily due to the maturity and run-off of retail and institutional certificates of deposit during the first six months of 2014.

The following table presents average deposits for the three months ending:

TABLE 17: Average Deposits

	June 30, 2014		June 30, 2013
		% of		% of
($ in millions)	Balance	Total	Balance	Total
Demand	$31,275	32	29,682	32
Interest checking	25,222	26	22,796	25
Savings	16,509	17	18,864	20
Money market	13,942	15	8,918	10
Foreign office	2,200	2	1,418	2

Transaction deposits	89,148	92	81,678	89
Other time	3,693	4	3,859	4

Core deposits	92,841	96	85,537	93
Certificates-$100,000 and over	3,840	4	6,519	7
Other	—	—	10	—

Total average deposits	$96,681	100	92,066	100

On an average basis, core deposits increased $7.3 billion, or nine percent, from June 30, 2013 due to an increase of $7.5 billion, or nine percent, in average transaction deposits partially offset by a decrease of $166 million, or four percent, in average other time deposits. The increase in average transaction deposits was driven by increases in average money market deposits, average interest checking deposits, average demand deposits and average foreign office deposits partially offset by a decrease in average savings deposits. Average money market deposits increased $5.0 billion, or 56%, from June 30, 2013 primarily due to a promotional product offering which drove balance migration from savings deposits which decreased $2.4 billion, or 12%, from June 30, 2013. The remaining increase in average money market deposits is due to an increase in average commercial account balances and new commercial customer accounts. Average interest checking deposits increased $2.4 billion, or 11%, from June 30, 2013 primarily due to an increase in average balance per account and new commercial customer accounts. Average demand deposits increased $1.6 billion, or five percent, from June 30, 2013 due to an increase in average balance per account and new commercial customer accounts. Average foreign office deposits increased $782 million, or 55%, from June 30, 2013 due primarily to an increase in average balance per account. Average other time deposits decreased $166 million, or four percent, from June 30, 2013 primarily as a result of continued run-off of certificates of deposits due to the low interest rate environment, as customers have opted to maintain balances in more liquid transaction accounts. Average certificates $100,000 and over decreased $2.7 billion, or 41%, from June 30, 2013 due to the maturity and run-off of retail and institutional certificates of deposit during the first six months of 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual maturities

The contractual maturities of certificates $100,000 and over as of June 30, 2014 are summarized in the following table:

TABLE 18: Contractual Maturities of Certificates—$100,000 and over

($ in millions)
Three months or less	$946
After three months through six months	722
After six months through 12 months	421
After 12 months	1,534

Total	$3,623

The contractual maturities of other time deposits and certificates $100,000 and over as of June 30, 2014 are summarized in the following table:

TABLE 19: Contractual Maturities of Other Time Deposits and Certificates $100,000 and over

($ in millions)
Next 12 months	$3,871
13-24 months	1,325
25-36 months	712
37-48 months	897
49-60 months	274
After 60 months	268

Total	$7,347

Borrowings

Total borrowings increased $6.0 billion, or 53%, from December 31, 2013. Table 20 summarizes the end of period components of total borrowings. As of June 30, 2014, total borrowings as a percentage of interest-bearing liabilities were 21% compared to 14% at December 31, 2013.

TABLE 20: Borrowings

As of ($ in millions)	June 30, 2014	December 31, 2013
Federal funds purchased	$153	284
Other short-term borrowings	3,146	1,380
Long-term debt	13,961	9,633

Total borrowings	$17,260	11,297

Federal funds purchased decreased $131 million, or 46%, from December 31, 2013 driven by a decrease in excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings increased $1.8 billion from December 31, 2013 driven by an increase of $1.8 billion in short-term FHLB borrowings. The level of these borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Long-term debt increased by $4.3 billion, or 45%, from December 31, 2013 primarily driven by the issuance of $2.0 billion of unsecured senior notes and the issuance of asset-backed securities by consolidated VIEs of $2.8 billion related to automobile loan securitizations during the six months ended June 30, 2014, partially offset by $464 million of paydowns on long-term debt associated with automobile loan securitizations. For additional information regarding automobile securitizations and long-term debt issuances, see Note 9 and Note 13, respectively, of the Notes to Condensed Consolidated Financial Statements.

The following table presents average borrowings for the three months ending:

TABLE 21: Average Borrowings

($ in millions)	June 30, 2014	June 30, 2013
Federal funds purchased	$606	560
Other short-term borrowings	2,234	2,867
Long-term debt	12,524	7,552

Total average borrowings	$15,364	10,979

Average total borrowings increased $4.4 billion, or 40%, compared to June 30, 2013, primarily due to increases in average long-term debt and average federal funds purchased partially offset by a decrease in average other short-term borrowings. The increase in average long-term debt was driven by the aforementioned issuances of long-term debt as discussed above as well as the issuance of $3.1 billion of unsecured senior notes during 2013 and the issuance of $750 million of subordinated notes during the fourth quarter of 2013, as well as the issuance of asset-backed securities by a consolidated VIE of $1.3 billion related to an automobile loan securitization during the third quarter of 2013. The impact of these issuances was partially offset by the maturity of $1.3 billion of senior notes during the second quarter of 2013 and the redemption of $750 million of outstanding TruPS during the fourth quarter of 2013. The level of average other short-term borrowings and average federal funds purchased can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Information on the average rates paid on borrowings is discussed in the net interest income section of MD&A. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2014 to reflect the current market rates and updated duration assumptions. These rates were generally higher than those in place during 2013, thus net interest income for deposit providing businesses was positively impacted for the three and six months ended June 30, 2014.

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

The results of operations and financial position for the three and six months ended June 30, 2013 were adjusted to reflect the transfer of certain customers and Bancorp employees from Branch Banking to Commercial Banking, effective January 1, 2014. In addition, the prior year balances were adjusted to reflect a change in internal allocation methodology.

Net income (loss) by business segment is summarized in the following table:

TABLE 22: Business Segment Net Income Available to Common Shareholders

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2014	2013	2014	2013
Income Statement Data
Commercial Banking	$214	213	$378	412
Branch Banking	75	48	154	82
Consumer Lending	(15)	67	(22)	138
Investment Advisors	12	7	27	23
General Corporate & Other	153	256	220	348

Net income	439	591	757	1,003
Less: Net income attributable to noncontrolling interests	—	—	1	(10)

Net income attributable to Bancorp	439	591	756	1,013
Dividends on preferred stock	23	9	32	18

Net income available to common shareholders	$416	582	$724	995

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 23: Commercial Banking

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2014	2013	2014	2013
Income Statement Data
Net interest income (FTE)(a)	$414	392	$824	781
Provision for loan and lease losses	40	39	139	84
Noninterest income:
Corporate banking revenue	108	103	212	201
Service charges on deposits	71	65	141	131
Other noninterest income	40	42	77	71
Noninterest expense:
Salaries, incentives and benefits	75	73	157	163
Other noninterest expense	255	228	506	436

Income before taxes	263	262	452	501
Applicable income tax expense(a)(b)	49	49	74	89

Net income	$214	213	$378	412

Average Balance Sheet Data
Commercial loans, including held for sale	$51,582	47,672	$50,962	47,231
Demand deposits	18,350	16,310	18,259	16,343
Interest checking	8,119	7,016	8,237	7,099
Savings and money market	5,905	4,736	5,903	4,622
Certificates-$100,000 and over	1,280	1,291	1,302	1,282
Foreign office deposits and other deposits	2,196	1,403	2,105	1,248

(a)	Includes FTE adjustments of $5 for the three months ended June 30, 2014 and 2013 and $10 and $9 for the six months ended June 30, 2014 and 2013, respectively.
(b)	Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Net income was $214 million for the three months ended June 30, 2014, compared to net income of $213 million for the three months ended June 30, 2013. The increase was driven by increases in net interest income and noninterest income, partially offset by an increase in noninterest expense. For the six months ended June 30, 2014, net income was $378 million compared to $412 million for the same period of the prior year. The decrease was driven by increases in noninterest expense and the provision for loan and lease losses, partially offset by increases in net interest income and noninterest income.

Net interest income increased $22 million and $43 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year. The increases were primarily driven by growth in average commercial construction loans, an increase in FTP credits due to an increase in average demand deposits and a decrease in FTP charges, partially offset by a decline in yields of 29 bps and 33 bps on average commercial loans for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year.

Provision for loan and lease losses increased $1 million for the three months ended June 30, 2014 and $55 million for the six months ended June 30, 2014, compared to the same periods of the prior year. The increase for the six months ended June 30, 2014 compared to the same period of the prior year was due to an increase in net charge-offs related to certain impaired commercial loans in the first quarter of 2014. Net charge-offs as a percent of average portfolio loans and leases decreased to 32 bps for the three months ended June 30, 2014 compared to 33 bps for the same period of the prior year and increased to 55 bps for the six months ended June 30, 2014 compared to 36 bps for the same period of the prior year.

Noninterest income increased $9 million and $27 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2014 was due to increases in service charges on deposits and corporate banking revenue, partially offset by a decrease in other noninterest income. Service charges on deposits increased $6 million for the three months ended June 30, 2014 from the same period in the prior year primarily driven by higher commercial deposit revenue which increased due to the acquisition of new customers and higher deposit balances. Corporate banking revenue increased $5 million for the three months ended June 30, 2014 from the same period in the prior year primarily driven by increases in syndication fees and institutional sales revenue, partially offset by decreases in interest rate derivative revenue, lease remarketing fees and business lending fees. The decrease in other noninterest income for the three months ended June 30, 2014 was primarily due to decreases in gains on loan sales, partially offset by an increase in operating lease income. The increase for the six months ended June 30, 2014 was due to increases in corporate banking revenue, service charges on deposits and other noninterest income. Corporate banking revenue increased $11 million for the six months ended June 30, 2014 from the same period in the prior year primarily driven by increases in syndication fees and institutional sales revenue, partially offset by decreases in interest rate derivative revenue, business lending fees and lease remarketing fees. Service charges on deposits increased $10 million for the six months ended June 30,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2014 from the same period of the prior year primarily driven by higher commercial deposit revenue which increased due to the acquisition of new customers and higher deposit balances. The increase in other noninterest income for the six months ended June 30, 2014 was primarily due to an increase in operating lease income partially offset by a decrease in gains on loan sales.

Noninterest expense increased $29 million for the three months ended June 30, 2014 compared to the same period of the prior year primarily driven by an increase in other noninterest expense. The increase in other noninterest expense was primarily due to increases in corporate overhead allocations, litigation expense, impairment on affordable housing investments and operating lease expense. Noninterest expense increased $64 million for the six months ended June 30, 2014 compared to the same period of the prior year driven by an increase in other noninterest expense, partially offset by a decrease in salaries, incentives and benefits. The increase in other noninterest expense was primarily due to increases in corporate overhead allocations, impairment on affordable housing investments, operating lease expense and litigation expense. Salaries, incentives and benefits decreased due to a decrease in incentive compensation resulting from a change to the structure of the incentive compensation plans in the first quarter of 2014.

Average commercial loans increased $3.9 billion and $3.7 billion for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial portfolio loans increased $3.9 billion and $4.0 billion for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year and average commercial construction portfolio loans increased $636 million and $522 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year as a result of an increase in new loan origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage portfolio loans decreased $643 million and $796 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year due to continued run-off as the level of new originations was less than the repayments on the current portfolio.

Average core deposits increased $5.1 billion and $5.2 billion for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year. The increase for the three months ended June 30, 2014 was primarily driven by strong growth in average demand deposits, average savings and money market deposits, average interest checking balances and average foreign deposits, which increased $2.0 billion, $1.2 billion, $1.1 billion and $793 million, respectively, compared to the same period of the prior year. The increase for the six months ended June 30, 2014 was primarily driven by strong growth in average demand deposits, average savings and money market deposits, average interest checking balances and average foreign deposits, which increased $1.9 billion, $1.3 billion, $1.1 billion and $857 million, respectively, compared to the same period of the prior year.

Branch Banking

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,309 full-service Banking Centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table contains selected financial data for the Branch Banking segment:

TABLE 24: Branch Banking

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2014	2013	2014	2013
Income Statement Data
Net interest income	$377	332	$762	655
Provision for loan and lease losses	47	49	91	106
Noninterest income:
Service charges on deposits	67	70	130	135
Card and processing revenue	58	51	108	100
Investment advisory revenue	39	37	75	74
Other noninterest income	6	27	26	54
Noninterest expense:
Salaries, incentives and benefits	132	134	272	279
Net occupancy and equipment expense	62	60	123	121
Card and processing expense	34	32	63	61
Other noninterest expense	156	167	315	323

Income before taxes	116	75	237	128
Applicable income tax expense	41	27	83	46

Net income	$75	48	$154	82

Average Balance Sheet Data
Consumer loans, including held for sale	$14,968	15,185	$15,034	15,155
Commercial loans, including held for sale	1,578	1,821	1,630	1,832
Demand deposits	11,278	11,042	11,133	10,541
Interest checking	8,980	8,559	9,090	8,762
Savings and money market	23,691	22,268	23,153	22,217
Other time and certificates-$100,000 and over	4,635	4,854	4,563	4,912

Net income was $75 million for the three months ended June 30, 2014, compared to net income of $48 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, net income was $154 million compared to $82 million for the same period of the prior year. Both increases were driven by an increase in net interest income and declines in noninterest expense and the provision for loan and lease losses partially offset by a decline in noninterest income.

Net interest income increased $45 million and $107 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year. The primary drivers of the increases were increases in the FTP credit rates for demand deposits, savings and money market deposits and interest checking deposits and a decline in interest expense on core deposits due to favorable shifts from certificates of deposit to lower cost transaction deposits.

Provision for loan and lease losses decreased $2 million and $15 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year. Net charge-offs as a percent of average loans and leases decreased to 113 bps for the three months ended June 30, 2014 compared to 114 bps for the three months ended June 30, 2013 and decreased to 111 bps for the six months ended June 30, 2014 compared to 125 bps for the same period of the prior year as a result of improved credit trends.

Noninterest income decreased $15 million and $24 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year. These decreases were primarily driven by declines in other noninterest income and service charges on deposits, partially offset by increases in card and processing revenue. Other noninterest income decreased primarily due to a $17 million impairment charge in the second quarter of 2014 for branches and land. For more information on this impairment charge, see Note 7 of the Notes to Condensed Consolidated Financial Statements. The remaining decrease in other noninterest income was due primarily to decreases in gains on loan sales and mortgage origination fees of $2 million and $5 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Service charges on deposits decreased $3 million and $5 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 due to a decrease in consumer checking fees from a decline in the percentage of consumer customers being charged service fees as well as a decrease in identity alert fees. Card and processing revenue increased $7 million and $8 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 due to an increase in the number of actively used cards as well as higher processing fees related to additional ATM locations.

Noninterest expense decreased $9 million and $11 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year. The decrease for the three months ended June 30, 2014 was primarily due to a decline of $11 million in other noninterest expense due to decreases in marketing expense, loan and lease expense and corporate overhead allocations. The decrease for the six months ended June 30, 2014 was due to declines in salaries, incentives and benefits and other noninterest expense. The decrease in salaries, incentives and benefits was primarily driven by lower compensation due to a decline in the number of full-time equivalent employees. The decrease in other noninterest expense was primarily driven by lower marketing expense and loan and lease expense partially offset by higher corporate overhead allocations.

Average consumer loans decreased $217 million for the three months ended June 30, 2014 and $121 million for the six months ended June 30, 2014 compared to the same periods in the prior year. These decreases were primarily due to decreases in average home equity loans of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

$447 million and $533 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year as payoffs exceeded new advances and new loan production. The decreases in average home equity loans were partially offset by increases in average residential mortgage loans of $132 million and $310 million for the three and six months ended June 30, 2014, respectively, and increases in average credit card loans of $156 million for both the three and six months ended June 30, 2014. The increases in average residential mortgage loans were primarily due to the continued retention of certain shorter term residential mortgage loans. The increases in average credit card loans were primarily due to an increase in open and active accounts driven by the volume of new customer accounts.

Average core deposits increased $1.9 billion and $1.6 billion for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year as the growth in average demand deposits, average savings deposits and average money market deposits, resulting in part from excess customer liquidity, outpaced the run-off of higher priced time deposits.

Consumer Lending

Consumer Lending includes the Bancorp’s mortgage, home equity, automobile and other indirect lending activities. Lending activities include the origination, retention and servicing of mortgage, automobile and home equity loans or lines of credit, sales and securitizations of those loans, pools of loans or lines of credit, and all associated hedging activities. Indirect lending activities include extending loans to consumers through correspondent lenders and automobile dealers.

The following table contains selected financial data for the Consumer Lending segment:

TABLE 25: Consumer Lending

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2014	2013	2014	2013
Income Statement Data
Net interest income	$65	85	$129	170
Provision for loan and lease losses	13	22	38	51
Noninterest income:
Mortgage banking net revenue	76	230	184	445
Other noninterest income	13	20	23	34
Noninterest expense:
Salaries, incentives and benefits	32	68	66	131
Other noninterest expense	132	140	265	254

(Loss) income before taxes	(23)	105	(33)	213
Applicable income tax (benefit) expense	(8)	38	(11)	75

Net (loss) income	$(15)	67	$(22)	138

Average Balance Sheet Data
Residential mortgage loans, including held for sale	$8,732	10,859	$8,775	10,956
Home equity	493	571	502	583
Automobile loans, including held for sale	11,513	11,266	11,483	11,366
Other consumer loans and leases	20	25	23	17

Consumer Lending incurred a net loss of $15 million and $22 million, respectively, for the three and six months ended June 30, 2014 compared to net income of $67 million and $138 million for the same periods in the prior year. The net loss for the three and six months ended June 30, 2014 was driven by decreases in noninterest income and net interest income partially offset by decreases in noninterest expense and the provision for loan and lease losses.

Net interest income decreased $20 million and $41 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. The decrease for the three and six months ended June 30, 2014 was primarily driven by decreases in average residential mortgage loans and average home equity loans as well as lower yields on average automobile loans partially offset by a decrease in FTP charges on loans.

Provision for loan and lease losses decreased $9 million and $13 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year, as delinquency metrics and underlying loss trends improved primarily in residential mortgage loans and home equity loans. Net charge-offs as a percent of average loans and leases decreased to 26 bps for the three months ended June 30, 2014 compared to 45 bps for the same period of the prior year and decreased to 39 bps for the six months ended June 30, 2014 compared to 51 bps for the same period of the prior year.

Noninterest income decreased $161 million and $272 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year. The decrease for the three months ended June 30, 2014 was driven by a decrease in mortgage banking net revenue of $154 million primarily due to a decrease in mortgage origination fees and gains on loan sales of $105 million due to a decline in mortgage originations and a decrease in residential mortgage servicing revenue of $49 million. The decrease for the six months ended June 30, 2014 was driven by a decrease in mortgage banking net revenue of $261 million primarily due to a decrease in mortgage origination fees and gains on loan sales of $230 million due to a decline in mortgage originations and a decrease in residential mortgage servicing revenue of $31 million. Refer to the Noninterest Income section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense decreased $44 million and $54 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year. The decrease for the three months ended June 30, 2014 was due to a decline of $36 million in salaries, incentives and benefits which decreased primarily as a result of lower mortgage loan originations and a decline of $8 million in other noninterest expense. Other noninterest expense decreased primarily due to lower representation and warranty expense, loan and lease expense, and corporate overhead allocations, partially offset by higher litigation expense. The decrease for the six months ended June 30, 2014 was due to a decline of $65 million in salaries, incentives and benefits which decreased primarily as a result of lower mortgage originations, partially offset by an increase of $11 million in other noninterest expense. Other noninterest expense increased primarily due to an increase in litigation expense, partially offset by decreases in representation and warranty expense, loan and lease expense, and corporate overhead allocations.

Average consumer loans and leases decreased $1.9 billion and $2.1 billion for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year. Average residential mortgage loans, including held for sale, decreased $2.1 billion and $2.2 billion for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year due primarily to a decline of $2.1 billion for both periods in average residential mortgage loans held for sale from reduced origination volumes driven by higher mortgage rates. The decrease was partially offset by the continued retention of certain shorter term residential mortgage loans. Average automobile loans, including held for sale, increased $247 million and $117 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year due to new originations exceeding run-off.

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

The following table contains selected financial data for the Investment Advisors segment:

TABLE 26: Investment Advisors

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2014	2013	2014	2013
Income Statement Data
Net interest income	$29	35	$60	70
Provision for loan and lease losses	1	1	2	2
Noninterest income:
Investment advisory revenue	99	96	199	194
Other noninterest income	2	3	6	12
Noninterest expense:
Salaries, incentives and benefits	40	40	83	82
Other noninterest expense	71	83	139	156

Income before taxes	18	10	41	36
Applicable income tax expense	6	3	14	13

Net income	$12	7	$27	23

Average Balance Sheet Data
Loans and leases	$2,271	1,983	$2,240	1,954
Core deposits	9,340	8,326	9,448	8,535

Net income was $12 million for the three months ended June 30, 2014 compared to net income of $7 million for the three months ended June 30, 2013. The increase was driven primarily by a decrease in noninterest expense and an increase in noninterest income partially offset by a decrease in net interest income. For the six months ended June 30, 2014, net income was $27 million compared to $23 million for the same period of the prior year. The increase was driven primarily by a decrease in noninterest expense partially offset by decreases in net interest income and noninterest income. Net interest income decreased $6 million and $10 million for the three and six months ended June 30, 2014, respectively, due primarily to a decrease in FTP credits on interest checking deposits.

Noninterest income increased $2 million and decreased $1 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year. The increase for the three months ended June 30, 2014 was primarily due to a $3 million increase in private client services revenue partially offset by a $1 million decrease in other noninterest income. The decrease for the six months ended June 30, 2014 was driven by a $6 million decrease in other noninterest income partially offset by a $5 million increase in investment advisory revenue. Other noninterest income in the prior year period included a $7 million gain on the sale of certain advisory contracts which were sold in the first quarter of 2013. The increase in investment advisory revenue was due primarily to an increase in private client services revenue.

Noninterest expense decreased $12 million and $16 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year. The decrease for the three months ended June 30, 2014 was primarily driven by an $11 million decrease in fraud loss. The decrease for the six months ended June 30, 2014 was primarily due to an $11 million decrease in fraud loss and a decrease in corporate overhead allocations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average loans and leases increased $288 million and $286 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 primarily due to increases in residential mortgage, commercial mortgage and other consumer loans. Average core deposits increased $1.0 billion and $913 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of the prior year primarily due to growth in interest checking as customers have opted to maintain excess funds in liquid transaction accounts as a result of interest rates remaining near historic lows.

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

Results for the three and six months ended June 30, 2014 were impacted by a benefit of $25 million and $124 million, respectively, due to reductions in the ALLL. Net interest income for the three months ended June 30, 2014 was $20 million compared to $41 million in the same period of the prior year. Net interest income for the six months ended June 30, 2014 was $28 million compared to $101 million in the same period of the prior year. Decreases in net interest income for both periods were due to decreases in the benefit related to the FTP charges on loans and increases in interest expense on long-term debt, partially offset by increases in interest income on taxable securities. Noninterest income was $195 million and $191 million for the three and six months ended June 30, 2014, respectively, compared to $353 million and $424 million for the three and six months ended June 30, 2013, respectively. Decreases in noninterest income for both periods included a gain of $125 million from the sale of Vantiv, Inc. shares in the second quarter of 2014, compared to a $242 million gain from the sale of Vantiv, Inc. shares in the second quarter of 2013. In addition, the positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC decreased $13 million and $82 million, respectively, for the three and six months ended June 30, 2014 from the comparable prior year periods. Additionally, the equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $15 million compared to the three months ended June 30, 2013 and decreased $17 million compared to the six months ended June 30, 2013. Noninterest income also included a $16 million and $15 million negative valuation adjustments related to the Visa total return swap for the three and six months ended June 30, 2014, respectively, compared with a $5 million and $12 million negative valuation adjustments related to the Visa total return swap for the three and six months ended June 30, 2013, respectively.

Noninterest expense for the three months ended June 30, 2014 was $3 million compared to $47 million for the three months ended June 30, 2013 primarily due to decreases in litigation and regulatory activity and representation and warranty provisions and a decrease in other noninterest expense driven by increased corporate overhead allocations from General Corporate and Other to the other business segments. Noninterest expense for the six months ended June 30, 2014 was a benefit of $14 million compared to an expense of $79 million for the six months ended June 30, 2013 primarily due to decreases in litigation settlements and reserves expense and representation and warranty provisions and an increase in the benefit from other noninterest expense driven by increased corporate overhead allocations from Generate Corporate and Other to the other business segments.

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

The risks faced by the Bancorp include, but are not limited to, credit, market, liquidity, operational, regulatory compliance, legal, reputational and strategic. Each of these risks is managed through the Bancorp’s risk program which includes the following key functions:

•

Enterprise Risk Management is responsible for developing and overseeing the implementation of risk programs and reporting that facilitate a broad integrated view of risk. The department also leads the continual fostering of a strong risk management culture and the framework, policies and committees that support effective risk governance, including the oversight of Sarbanes-Oxley compliance;

•

Commercial Credit Risk Management is responsible for overseeing the safety and soundness of the commercial loan portfolio within an independent portfolio management framework that supports the Bancorp’s commercial loan growth strategies and underwriting practices, ensuring portfolio optimization and appropriate risk controls;

•

Risk Strategies and Reporting is responsible for quantitative analysis needed to support the commercial dual rating methodology, ALLL methodology and analytics needed to assess credit risk and develop mitigation strategies related to that risk. The department also provides oversight, reporting and monitoring of commercial underwriting and credit administration processes. The Risk Strategies and Reporting department is also responsible for the economic capital program and risk management governance and reporting;

•

Consumer Credit Risk Management is responsible for overseeing the safety and soundness of the consumer portfolio within an independent management framework that supports the Bancorp’s consumer loan growth strategies, ensuring portfolio optimization, appropriate risk controls and oversight, reporting, and monitoring of underwriting and credit administration processes;

•

Operational Risk Management works with lines of business and affiliates to maintain processes to monitor and manage all aspects of operational risk, including ensuring consistency in application of operational risk programs;

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

The Bancorp conducts regular reviews of the industries it serves based on the changing competitive and regulatory environment. Based on the most recent review and the significant changes within the mortgage industry over the past several years, the Bancorp exited the Residential Wholesale Loan Broker business during the first quarter of 2014.

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. The Bancorp defines potential problem loans as those rated substandard that do not meet the definition of a nonperforming asset or a restructured loan. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions.

The following tables provide a summary of potential problem loans:

TABLE 27: Potential Problem Loans

As of June 30, 2014 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,103	1,110	1,533
Commercial mortgage	384	385	385
Commercial construction	4	4	7
Commercial leases	26	26	26

Total	$1,517	1,525	1,951

TABLE 28: Potential Problem Loans

As of December 31, 2013 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,032	1,034	1,323
Commercial mortgage	517	520	520
Commercial construction	44	44	50
Commercial leases	18	18	18

Total	$1,611	1,616	1,911

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

Overview

Economic growth is improving and GDP is expected to rise as the year progresses. The job market is slowly but steadily improving. Housing prices have largely stabilized and are increasing in many markets, but overall current economic conditions are causing weaker than desired qualified loan demand and a relatively low interest rate environment, which directly impacts the Bancorp’s growth and profitability.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. Management suspended homebuilder and developer lending in 2007 and new commercial non-owner occupied real estate lending in 2008, discontinued the origination of brokered home equity products at the end of 2007 and tightened underwriting standards across both the commercial and consumer loan product offerings. As of June 30, 2014, consumer real estate loans originated from 2005-2008 represent approximately 20% of the consumer real estate portfolio and approximately 46% of total losses for the second quarter of 2014. Loss rates continue to improve as newer vintages are performing within expectations. With the stabilization of certain real estate markets, the Bancorp began to selectively originate new homebuilder and developer lending and non-owner occupied commercial lending real estate in the third quarter of 2011. Currently, the level of new commercial real estate fundings is slightly above the amortization and pay-off of the portfolio. The Bancorp continues to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, as well as utilizing commercial and consumer loan workout teams. For commercial and consumer loans owned by the Bancorp, loan modification strategies are developed that are workable for both the borrower and the Bancorp when the borrower displays a willingness to cooperate. These strategies typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP 2.0 programs. For loans refinanced under the HARP 2.0 program, the Bancorp strictly adheres to the underwriting requirements of the program and promptly sells the refinanced loan back to the agencies. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics. The Bancorp participates in trial modifications in conjunction with the HAMP program for loans it services for FHLMC and FNMA. As these trial modifications relate to loans serviced for others, they are not included in the Bancorp’s troubled debt restructurings as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loan. As of June 30, 2014, repurchased loans restructured or refinanced under these programs were immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Additionally, as of June 30, 2014, $28 million of loans refinanced under HARP 2.0 were included in loans held for sale in the Bancorp’s Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2014, the Bancorp recognized $4 million and $8 million, respectively, of noninterest income in mortgage banking net revenue in the Bancorp’s Condensed Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP 2.0 programs.

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

The risk within the commercial loan and lease portfolio is managed and monitored through an underwriting process utilizing detailed origination policies, continuous loan level reviews, monitoring of industry concentration and product type limits and continuous portfolio risk management reporting. The origination policies for commercial real estate outline the risks and underwriting requirements for owner and non-owner occupied and construction lending. Included in the policies are maturity and amortization terms, maximum LTVs, minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable) and sensitivity and pro-forma analysis requirements. The Bancorp requires a valuation of real estate collateral, which may include third-party appraisals, be performed at the time of origination and renewal in accordance with regulatory requirements and on an as needed basis when market conditions justify. Although the Bancorp does not back test these collateral value assumptions, the Bancorp maintains an appraisal review department to order and review third-party appraisals in accordance with regulatory requirements. Collateral values on criticized assets with relationships exceeding $1 million are reviewed quarterly to assess the appropriateness of the value ascribed in the assessment of charge-offs and specific reserves. In addition, the Bancorp applies incremental valuation haircuts to older appraisals that relate to collateral

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

dependent loans, which can currently be up to 20-30% of the appraised value based on the type of collateral. These incremental valuation haircuts generally reflect the age of the most recent appraisal as well as collateral type. Trends in collateral values, such as home price indices and recent asset dispositions, are monitored in order to determine whether changes to the appraisal haircuts are warranted. Other factors such as local market conditions or location may also be considered as necessary.

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

TABLE 29: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of June 30, 2014 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner occupied loans	$193	310	2,070
Commercial mortgage non-owner occupied loans	230	440	2,028

Total	$423	750	4,098

TABLE 30: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of December 31, 2013 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner occupied loans	$240	345	2,152
Commercial mortgage non-owner occupied loans	274	353	1,798

Total	$514	698	3,950

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 31: Commercial Loan and Lease Portfolio (excluding loans held for sale)

	June 30, 2014			December 31, 2013
(S in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Manufacturing	$11,056	20,366	63	$10,299	19,955	55
Financial services and insurance	5,783	13,916	28	5,998	14,010	25
Real estate	5,273	8,003	67	5,027	7,302	70
Business services	5,018	7,595	26	4,910	7,411	55
Wholesale trade	4,480	8,263	49	4,407	8,406	35
Healthcare	4,125	6,232	23	4,038	6,220	26
Retail trade	3,447	6,856	37	3,301	6,673	18
Transportation and warehousing	3,059	4,354	1	3,134	4,416	1
Communication and information	2,182	3,717	3	1,801	3,295	2
Construction	1,992	3,245	38	1,865	3,196	36
Accommodation and food	1,758	2,736	11	1,668	2,556	12
Mining	1,618	3,056	11	1,580	3,206	55
Entertainment and recreation	1,294	2,149	11	1,149	1,955	12
Utilities	1,012	2,563	—	773	2,332	—
Other services	945	1,269	12	1,013	1,362	24
Public administration	520	756	—	541	734	—
Agribusiness	344	490	13	356	504	26
Individuals	173	217	3	174	218	6
Other	16	17	—	12	12	—

Total	$54,095	95,800	396	$52,046	93,763	458

By loan size:
Less than $200,000	1%	1	7	1%	1	8
$200,000 to $1 million	5	4	19	5	4	18
$1 million to $5 million	12	9	23	13	10	23
$5 million to $10 million	9	7	14	10	8	10
$10 million to $25 million	26	23	37	27	23	34
Greater than $25 million	47	56	—	44	54	7

Total	100%	100	100	100%	100	100

By state:
Ohio	18%	20	14	19%	22	16
Michigan	10	8	13	10	8	11
Illinois	7	8	8	7	7	8
Florida	7	6	21	7	6	19
Indiana	5	5	5	5	5	9
Kentucky	3	3	2	3	3	2
North Carolina	3	3	3	3	3	1
Tennessee	3	3	—	3	3	1
Pennsylvania	3	3	—	3	3	7
All other states	41	41	34	40	40	26

Total	100%	100	100	100%	100	100

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s commercial loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas. The following tables provide analysis of non-owner occupied commercial real estate loans (excluding loans held for sale):

TABLE 32: Non-Owner Occupied Commercial Real Estate(a)

As of June 30, 2014 ($ in millions)					Net Charge-offs for June 30, 2014
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,157	1,619	—	11	(1)	—
Michigan	806	879	—	17	5	5
Florida	544	745	—	5	1	1
Illinois	495	849	—	9	1	1
North Carolina	311	516	—	2	—	—
Indiana	214	317	—	3	—	—
All other states	1,445	2,518	—	4	—	—

Total	$4,972	7,443	—	51	6	7

(a)	Included in commercial mortgage and commercial construction loans on the Condensed Consolidated Balance Sheets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 33: Non-Owner Occupied Commercial Real Estate(a)

As of June 30, 2013 ($ in millions)					Net Charge-offs for June 30, 2013
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,051	1,298	—	26	2	15
Michigan	977	1,093	—	48	3	3
Florida	524	638	—	18	—	3
Illinois	414	559	—	16	1	2
Indiana	228	246	—	10	—	—
North Carolina	155	211	—	6	—	—
All other states	1,024	1,679	—	3	—	—

Total	$4,373	5,724	—	127	6	23

(a)	Included in commercial mortgage and commercial construction loans on the Condensed Consolidated Balance Sheets.

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

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable rate residential mortgage loans. Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $924 million of adjustable rate residential mortgage loans will have rate resets during the next twelve months, with less than one percent of those resets expected to experience an increase in monthly payments in comparison to the monthly payment at the time of origination.

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

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 34: Residential Mortgage Portfolio Loans by LTV at Origination

	June 30, 2014		December 31, 2013
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 80%	$9,321	65.3%	$9,507	65.2%
LTV > 80%, with mortgage insurance	1,241	93.5	1,242	93.7
LTV > 80%, no mortgage insurance	2,090	96.1	1,931	95.9

Total	$12,652	73.3%	$12,680	72.7%

The following tables provide analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 35: Residential Mortgage Portfolio Loans, LTV Greater Than 80%, No Mortgage Insurance

As of June 30, 2014 ($ in millions)				Net Charge-offs for June 30, 2014
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$593	3	15	1	3
Michigan	323	1	7	1	2
Illinois	270	—	6	—	1
Florida	265	1	7	—	1
Indiana	132	2	3	—	1
North Carolina	105	—	1	—	—
Kentucky	90	—	1	—	—
All other states	312	—	3	1	1

Total	$2,090	7	43	3	9

TABLE 36: Residential Mortgage Portfolio Loans, LTV Greater Than 80%, No Mortgage Insurance

As of June 30, 2013 ($ in millions)				Net Charge-offs for June 30, 2013
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$590	2	21	2	5
Michigan	307	1	9	1	3
Illinois	215	1	5	1	1
Florida	258	1	14	1	2
Indiana	120	1	4	—	—
North Carolina	101	—	3	—	—
Kentucky	88	—	3	2	2
All other states	215	1	2	—	1

Total	$1,894	7	61	7	14

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

The ALLL provides coverage for probable and estimable losses in the home equity portfolio. The allowance attributable to the portion of the home equity portfolio that has not been restructured in a TDR is calculated on a pooled basis with senior lien and junior lien categories segmented in the determination of the probable credit losses in the home equity portfolio. The modeled loss factor for the home equity portfolio is based on the trailing twelve month historical loss rate for each category, as adjusted for certain prescriptive loss rate factors and certain qualitative adjustment factors to reflect risks associated with current conditions and trends. The prescriptive loss rate factors include adjustments for delinquency trends, LTV trends, refreshed FICO score trends and product mix. The qualitative factors include adjustments for credit administration and portfolio management, credit policy and underwriting and the national and local economy. The Bancorp considers home price index trends when determining the national and local economy qualitative factor.

The home equity portfolio is managed in two primary groups: loans outstanding with a LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $3.1 billion and $6.0 billion, respectively, as of June 30, 2014. Of the total $9.1 billion of outstanding home equity loans:

•	83% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois;

•	34% are in senior lien positions and 66% are in junior lien positions at June 30, 2014;

•	Over 80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended June 30, 2014; and

•	The portfolio had an average refreshed FICO score of 738 at June 30, 2014 and 736 at December 31, 2013.

The Bancorp actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp does not routinely obtain appraisals on performing loans to update LTV ratios after origination. However, the Bancorp monitors the local housing markets by reviewing various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring processes. For junior lien home equity loans which become 60 days or more past due, the Bancorp tracks the performance of the senior lien loans in which the Bancorp is the servicer and utilizes consumer credit bureau attributes to monitor the status of the senior lien loans that the Bancorp does not service. If the senior lien loan is found to be 120 days or more past due, the junior lien home equity loan is placed on nonaccrual status unless both loans are well-secured and in the process of collection. Additionally, if the junior lien home equity loan becomes 120 days or more past due and the senior lien loan is also 120 days or more past due, the junior lien home equity loan is assessed for charge-off, unless it is well-secured and in the process of collection. Refer to the Analysis of Nonperforming Assets section of MD&A for more information.

The following table provides an analysis of home equity loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 37: Home Equity Loans Outstanding by Refreshed FICO Score

	June 30, 2014		December 31, 2013
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO < 620	$183	2%	$201	2%
FICO 621-719	627	7	638	7
FICO > 720	2,255	25	2,253	24

Total Senior Liens	3,065	34	3,092	33
Junior Liens:
FICO < 620	515	6	565	6
FICO 621-719	1,598	18	1,662	18
FICO > 720	3,878	42	3,927	43

Total Junior Liens	5,991	66	6,154	67

Total	$9,056	100%	$9,246	100%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 38: Home Equity Loans Outstanding by LTV at Origination

	June 30, 2014		December 31, 2013
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
Senior Liens:
LTV ≤ 80%	$2,634	55.1%	$2,645	54.9%
LTV > 80%	431	89.2	447	89.2

Total Senior Liens	3,065	60.1	3,092	60.1
Junior Liens:
LTV ≤ 80%	3,313	67.4	3,353	67.3
LTV > 80%	2,678	91.2	2,801	91.4

Total Junior Liens	5,991	79.9	6,154	80.2

Total	$9,056	72.7%	$9,246	72.9%

The following tables provide analysis of home equity loans by state with LTV greater than 80%:

TABLE 39: Home Equity Loans Outstanding with LTV Greater than 80%

As of June 30, 2014 ($ in millions)					Net Charge-offs for June 30, 2014
By State:	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual(a)	Three Months Ended(b)	Six Months Ended(b)
Ohio	$1,142	1,852	—	8	3	5
Michigan	656	938	—	7	2	4
Illinois	364	533	—	7	1	4
Indiana	279	430	—	3	—	1
Kentucky	262	414	—	2	1	2
Florida	111	150	—	2	1	2
All other states	295	403	—	5	2	3

Total	$3,109	4,720	—	34	10	21

(a)	During the fourth quarter of 2013, the Bancorp modified its nonaccrual policy for home equity loans and lines of credit. For further information, refer to Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013.
(b)	During the fourth quarter of 2013, the Bancorp modified its charge-off policy for home equity loans and lines of credit. For further information, refer to Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013.

TABLE 40: Home Equity Loans Outstanding with LTV Greater than 80%

As of June 30, 2013 ($ in millions)					Net Charge-offs for June 30, 2013
By State:	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,187	1,876	6	5	4	9
Michigan	744	1,045	4	3	3	8
Illinois	405	582	4	2	2	5
Indiana	320	486	2	2	1	2
Kentucky	300	466	2	1	1	2
Florida	122	165	2	2	2	2
All other states	343	459	3	3	1	4

Total	$3,421	5,079	23	18	14	32

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of June 30, 2014, 51% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile loans outstanding by LTV at origination as of:

TABLE 41: Automobile Loans Outstanding by LTV at Origination

	June 30, 2014		December 31, 2013
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 100%	$8,327	81.5%	$8,306	81.4%
LTV > 100%	3,723	110.8	3,678	110.7

Total	$12,050	90.8%	$11,984	90.7%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100%:

TABLE 42: Automobile Loans Outstanding by LTV Greater than 100%

As of ($ in millions)				Net Charge-offs for the
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Three Months Ended	Six Months Ended
June 30, 2014	$3,723	4	1	2	8
June 30, 2013	3,769	4	1	3	6

European Exposure

The Bancorp has no direct sovereign exposure to any European nation as of June 30, 2014. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $3.9 billion and funded exposure was $2.3 billion as of June 30, 2014. Additionally, the Bancorp was within its established country exposure limits for all European countries.

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have been experiencing increased levels of stress throughout 2013 and during the six months ended June 30, 2014. The Bancorp’s total exposure to businesses domiciled or owned by companies and financial institutions in these countries was approximately $180 million and funded exposure was $89 million as of June 30, 2014.

The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and financial institutions as of June 30, 2014:

TABLE 43: European Exposure

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure(a)		Funded Exposure
Peripheral Europe(b)	$—	—	—	—	180	89	180		89
Other Eurozone(c)	—	—	120	90	2,461	1,480	2,581		1,570

Total Eurozone	—	—	120	90	2,641	1,569	2,761		1,659
Other Europe(d)	—	—	34	33	1,101	640	1,135		673

Total Europe	$—	—	154	123	3,742	2,209	3,896	(e)	2,332

(a)	Total exposure includes funded exposure and unfunded commitments, reported net of collateral.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Euro (primarily the United Kingdom and Switzerland).
(e)	Includes $1,717 related to U.S. based customers owned by European entities.

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 44. Refer to the nonaccrual section of Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional delinquency and nonperforming information.

Total nonperforming assets, including loans held for sale, were $837 million at June 30, 2014 compared to $986 million at December 31, 2013. At June 30, 2014, $5 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $6 million at December 31, 2013.

Nonperforming assets as a percentage of total loans, leases and other assets, including OREO and nonaccrual loans held for sale as of June 30, 2014 were 0.92%, compared to 1.10% as of December 31, 2013. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 59% of nonaccrual loans and leases were secured by real estate as of June 30, 2014 compared with 60% as of December 31, 2013.

Commercial nonperforming loans and leases were $401 million at June 30, 2014, a decrease of $63 million from December 31, 2013 as charge-offs, loan paydowns/payoffs, loan transfers to performing and loans sold from the portfolio outpaced new nonaccruals. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at June 30, 2014 decreased $62 million compared to December 31, 2013.

Consumer nonperforming loans and leases were $244 million at June 30, 2014, a decrease of $49 million from December 31, 2013. The decrease is primarily due to residential mortgage loan paydowns/payoffs and transfers to performing and OREO which outpaced new residential mortgage nonaccrual loans. Geographical market conditions continue to be a large driver of nonaccrual activity as Florida properties represent approximately 13% and 8% of residential mortgage and home equity balances, respectively, but represent 35% and 15% of nonaccrual loans for each category. Refer to Table 45 for a rollforward of the nonperforming loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OREO and other repossessed property was $192 million at June 30, 2014, compared to $229 million at December 31, 2013. The Bancorp recognized $6 million and $7 million in losses on the sale or write-down of OREO properties for the three months ended June 30, 2014 and 2013, respectively, and $19 million and $29 million in losses for the six months ended June 30, 2014 and 2013, respectively. The decrease from the three and six months ended June 30, 2013 was primarily due to a modest improvement in general economic conditions.

For the three and six months ended June 30, 2014, approximately $13 million and $26 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and six months ended June 30, 2013 approximately $18 million and $38 million, respectively, of interest income would have been recognized. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

TABLE 44: Summary of Nonperforming Assets and Delinquent Loans

As of ($ in millions)	June 30, 2014	December 31, 2013
Nonaccrual loans and leases:
Commercial and industrial loans	$103	127
Commercial mortgage loans	86	90
Commercial construction loans	3	10
Commercial leases	2	3
Residential mortgage loans	56	83
Home equity	73	74
Restructured loans and leases:
Commercial and industrial loans	143	154
Commercial mortgage loans(e)	53	53
Commercial construction loans	5	19
Commercial leases	1	2
Residential mortgage loans	62	83
Home equity	20	19
Automobile loans	1	1
Credit card	32	33

Total nonperforming loans and leases(d)	640	751
OREO and other repossessed property(c)	192	229

Total nonperforming assets	832	980
Nonaccrual loans held for sale	5	6

Total nonperforming assets including loans held for sale	$837	986

Loans and leases 90 days past due and accruing
Residential mortgage loans(b)	60	66
Automobile loans	8	8
Credit card	26	29

Total loans and leases 90 days past due and accruing	$94	103

Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(a)	0.92%	1.10
Allowance for loan and lease losses as a percent of nonperforming assets(a)	175	161

(a)	Excludes nonaccrual loans held for sale.
(b)	Information for all periods presented excludes loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. These loans were $333 as of June 30, 2014 and $378 as of December 31, 2013. The Bancorp recognized $2 and $7 of losses on these insured or guaranteed loans for the three and six months ended June 30, 2014, respectively, and $1 for both the three and six months ended June 30, 2013.
(c)	Excludes $92 and $77 of OREO related to government insured loans at June 30, 2014 and December 31, 2013, respectively.
(d)	Includes $10 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at both June 30, 2014 and December 31, 2013, and $3 and $2 of restructured nonaccrual government insured commercial loans at June 30, 2014 and December 31, 2013, respectively.
(e)	Excludes $21 of restructured nonaccrual loans at both June 30, 2014 and December 31, 2013, associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 45: Rollforward of Portfolio Nonperforming Loans and Leases

For the six months ended June 30, 2014 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Beginning Balance	$458	166	127	751
Transfers to nonperforming	305	65	113	483
Transfers to performing	(22)	(21)	(31)	(74)
Transfers to performing (restructured)	(48)	(19)	(23)	(90)
Transfers to held for sale	(1)	—	—	(1)
Loans sold from portfolio	(26)	—	—	(26)
Loan paydowns/payoffs	(97)	(39)	(1)	(137)
Transfers to other real estate owned	(25)	(37)	(11)	(73)
(Charge-offs) recoveries	(151)	3	(48)	(196)
Draws/other extensions of credit	3	—	—	3

Ending Balance	$396	118	126	640

For the six months ended June 30, 2013 ($ in millions)
Beginning Balance	$697	237	95	1,029
Transfers to nonperforming	231	109	133	473
Transfers to performing	(7)	(26)	(31)	(64)
Transfers to performing (restructured)	(11)	(23)	(34)	(68)
Transfers to held for sale	(3)	—	—	(3)
Loans sold from portfolio	(5)	—	—	(5)
Loan paydowns/payoffs	(133)	(53)	(7)	(193)
Transfers to other real estate owned	(55)	(38)	—	(93)
Charge-offs	(99)	(5)	(71)	(175)
Draws/other extensions of credit	8	—	—	8

Ending Balance	$623	201	85	909

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

Consumer restructured loans on accrual status totaled $1.6 billion and $1.7 billion at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more from their modified terms were 20%, 10% and 17%, respectively.

The following table summarizes TDRs by loan type and delinquency status:

TABLE 46: Performing and Nonperforming TDRs

	Performing
As of June 30, 2014 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial(b)(c)	$914	—	—	202	1,116
Residential mortgages(a)	1,012	85	104	62	1,263
Home equity	353	23	—	20	396
Credit card	22	—	—	32	54
Automobile and other consumer loans and leases	23	1	—	1	25

Total	$2,324	109	104	317	2,854

(a)	Information includes loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of June 30, 2014, these loans represented $154 of current loans, $38 of 30-89 days past due loans and $80 of 90 days or more past due loans.
(b)	Excludes $7 of restructured accruing loans and $21 of restructured nonaccrual loans associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(c)	Excludes restructured nonaccrual loans held for sale.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Performing
As of December 31, 2013 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial(b)(c)	$869	—	—	228	1,097
Residential mortgages(a)	1,045	82	114	84	1,325
Home equity	368	26	—	18	412
Credit card	25	—	—	33	58
Automobile and other consumer loans and leases	24	1	—	1	26

Total	$2,331	109	114	364	2,918

(a)	Information includes loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2013, these loans represented $155 of current loans, $31 of 30-89 days past due loans and $88 of 90 days or more past due loans.
(b)	Excludes $8 of restructured accruing loans and $21 of restructured nonaccrual loans associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(c)	Excludes restructured nonaccrual loans held for sale.

Analysis of Net Loan Charge-offs

Net charge-offs were 45 bps and 51 bps of average portfolio loans and leases for the three months ended June 30, 2014 and 2013, respectively, and were 60 bps and 57 bps for the six months ended June 30, 2014 and 2013, respectively. Table 47 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases decreased to 35 bps and increased to 57 bps during the three and six months ended June 30, 2014, respectively, compared to 36 bps and 40 bps during the three and six months ended June 30, 2013, respectively. The decrease for the three months ended June 30, 2014 was the result of an increase in the average portfolio commercial loan and lease balance of $3.7 billion compared to the same period in the prior year partially offset by increases in net charge-offs of $3 million. The increase for the six months ended June 30, 2014 was the result of increases in net charge-offs of $52 million compared to the same period in the prior year partially offset by an increase in the average commercial loan and lease balances of $3.6 billion. The increase in net charge-offs for the three months ended June 30, 2014 was driven by charge-offs on commercial construction loans due to one large credit which experienced a charge-off of $8 million during the second quarter of 2014. The increase in commercial construction loan net charge-offs was partially offset by decreases in net charge-offs on commercial and industrial loans, commercial mortgage loans and commercial leases due to improvements in general economic conditions and previous actions taken by the Bancorp to address problem loans. The increase in net charge-offs for the six months ended June 30, 2014 was driven by charge-offs on commercial and industrial loans, primarily due to three large credits which experienced combined charge-offs of $60 million during the first quarter of 2014, and commercial construction loans, due to the aforementioned charge-off of $8 million during the second quarter of 2014. The increases in commercial and industrial loan and commercial construction loan net charge-offs were partially offset by decreases in commercial mortgage loan and commercial lease net charge-offs due to improvements in general economic conditions and previous actions taken by the Bancorp to address problem loans. Net charge-offs related to non-owner occupied commercial real estate were $6 million for both the three months ended June 30, 2014 and 2013. Net charge-offs for the six months ended June 30, 2014 related to non-owner occupied commercial real estate were $7 million compared to $23 million for the six months ended June 30, 2013. Net charge-offs related to non-owner occupied commercial real estate are recorded in the commercial mortgage loans and commercial construction loans captions in Table 47. Net charge-offs on these loans represented 5% and 23% of total commercial loan and lease net charge-offs for the six months ended June 30, 2014 and 2013, respectively.

The ratio of consumer loan and lease net charge-offs to average portfolio consumer loans and leases decreased to 60 bps and 66 bps during the three and six months ended June 30, 2014, respectively, compared to 73 bps and 81 bps during the three and six months ended June 30, 2013, respectively. Residential mortgage loan net charge-offs, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $7 million and $12 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year as a result of improvements in loss severities. The Bancorp expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality, shorter duration residential mortgage loans that were originated through its branch network as a low-cost, refinance product of conforming residential mortgage loans.

Home equity net charge-offs decreased $5 million and $19 million compared to the three and six months ended June 30, 2013, respectively, primarily due to improvements in loss severities. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loans, credit card and other consumer loans and leases net charge-offs remained relatively flat compared to the same periods in the prior year. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 47: Summary of Credit Loss Experience

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2014	2013	2014	2013
Losses charged off:
Commercial and industrial loans	$(36)	(42)	(135)	(77)
Commercial mortgage loans	(11)	(15)	(16)	(45)
Commercial construction loans	(8)	—	(13)	(4)
Commercial leases	—	(2)	—	(2)
Residential mortgage loans	(11)	(18)	(30)	(40)
Home equity	(22)	(27)	(42)	(61)
Automobile loans	(10)	(11)	(22)	(23)
Credit card	(24)	(23)	(46)	(46)
Other consumer loans and leases	(5)	(7)	(14)	(15)

Total losses	(127)	(145)	(318)	(313)
Recoveries of losses previously charged off:
Commercial and industrial loans	5	9	8	20
Commercial mortgage loans	2	5	4	8
Commercial construction loans	—	—	1	1
Residential mortgage loans	3	3	7	5
Home equity	4	4	8	8
Automobile loans	5	6	9	14
Credit card	3	4	7	8
Other consumer loans and leases	4	2	4	4

Total recoveries	26	33	48	68
Net losses charged off:
Commercial and industrial loans	(31)	(33)	(127)	(57)
Commercial mortgage loans	(9)	(10)	(12)	(37)
Commercial construction loans	(8)	—	(12)	(3)
Commercial leases	—	(2)	—	(2)
Residential mortgage loans	(8)	(15)	(23)	(35)
Home equity	(18)	(23)	(34)	(53)
Automobile loans	(5)	(5)	(13)	(9)
Credit card	(21)	(19)	(39)	(38)
Other consumer loans and leases	(1)	(5)	(10)	(11)

Total net losses charged off	$(101)	(112)	(270)	(245)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	0.30%	0.35	0.63	0.31
Commercial mortgage loans	0.44	0.50	0.30	0.85
Commercial construction loans	2.26	(0.04)	1.99	0.69
Commercial leases	—	0.18	(0.02)	0.11

Total commercial loans	0.35	0.36	0.57	0.40

Residential mortgage loans	0.24	0.48	0.37	0.58
Home equity	0.80	0.96	0.76	1.09
Automobile loans	0.15	0.16	0.22	0.16
Credit card	3.71	3.68	3.56	3.75
Other consumer loans and leases	4.08	5.02	5.29	5.74

Total consumer loans and leases	0.60	0.73	0.66	0.81

Total net losses charged off	0.45%	0.51	0.60	0.57

Allowance for Credit Losses

The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. The ALLL provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the ALLL each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall ALLL, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall level of the ALLL as a percentage of loans. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio. More information on the ALLL can be found in Management’s Discussion and Analysis — Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013.

During the six months ended June 30, 2014, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $152 million at June 30, 2014. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $40 million at June 30, 2014. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 48: Changes in Allowance for Credit Losses

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2014	2013	2014	2013
ALLL:
Balance, beginning of period	$1,483	1,783	1,582	1,854
Losses charged off	(127)	(145)	(318)	(313)
Recoveries of losses previously charged off	26	33	48	68
Provision for loan and lease losses	76	64	146	126

Balance, end of period	$1,458	1,735	1,458	1,735

Reserve for unfunded commitments:
Balance, beginning of period	$153	168	162	179
Benefit for unfunded commitments	(11)	(2)	(20)	(13)

Balance, end of period	$142	166	142	166

Certain inherent but unconfirmed losses are probable within the loan and lease portfolio. The Bancorp’s current methodology for determining the level of losses is based on historical loss rates, current credit grades, specific allocation on impaired commercial credits above specified thresholds and restructured loans and other qualitative adjustments. Due to the heavy reliance on realized historical losses and the credit grade rating process, the model-derived estimate of ALLL tends to slightly lag behind the deterioration in the portfolio in a stable or deteriorating credit environment, and tend not to be as responsive when improved conditions have presented themselves. Given these model limitations, the qualitative adjustment factors may be incremental or decremental to the quantitative model results.

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.11% and 0.12% at June 30, 2014 and December 31, 2013, respectively. The unallocated allowance was seven percent of the total allowance as of both June 30, 2014 and December 31, 2013.

As shown in Table 49, the ALLL as a percent of portfolio loan and leases was 1.61% at June 30, 2014 compared to 1.79% at December 31, 2013. The ALLL was $1.5 billion as of June 30, 2014 compared to $1.6 billion as of December 31, 2013. The decrease from December 31, 2013 was reflective of decreases in nonperforming loans and leases, improved delinquency metrics in commercial and consumer loans and leases and improvement in underlying loss trends.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 49: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

As of ($ in millions)	June 30, 2014	December 31, 2013
Allowance attributed to:
Commercial and industrial loans	$721	767
Commercial mortgage loans	176	212
Commercial construction loans	18	26
Commercial leases	46	53
Residential mortgage loans	174	189
Home equity	96	94
Automobile loans	27	23
Credit card	84	92
Other consumer loans and leases	14	16
Unallocated	102	110

Total ALLL	$1,458	1,582

Portfolio loans and leases:
Commercial and industrial loans	$41,299	39,316
Commercial mortgage loans	7,805	8,066
Commercial construction loans	1,424	1,039
Commercial leases	3,567	3,625
Residential mortgage loans	12,652	12,680
Home equity	9,056	9,246
Automobile loans	12,050	11,984
Credit card	2,261	2,294
Other consumer loans and leases	370	364

Total portfolio loans and leases	$90,484	88,614

Attributed allowance as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.75%	1.95
Commercial mortgage loans	2.25	2.63
Commercial construction loans	1.26	2.50
Commercial leases	1.29	1.46
Residential mortgage loans	1.38	1.49
Home equity	1.06	1.02
Automobile loans	0.22	0.19
Credit card	3.72	4.01
Other consumer loans and leases	3.78	4.40
Unallocated (as a percent of total portfolio loans and leases)	0.11	0.12

Attributed allowance as a percent of total portfolio loans and leases	1.61%	1.79

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

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of:

TABLE 50: Estimated NII Sensitivity Profile

	June 30, 2014				June 30, 2013
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	1.95%	8.08	(4.00)	(6.00)	1.39%	6.55	(4.00)	(6.00)
+ 100	1.07	4.97	—	—	0.67	3.39	—	—

At June 30, 2014, the Bancorp’s net interest income would benefit in year one and year two due to these parallel ramp increases. The benefit is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed rate liabilities. The benefit is up modestly as compared to June 30, 2013 and is attributable to continued growth in commercial loans and core deposits.

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

The following table shows the Bancorp’s EVE sensitivity profile as of:

TABLE 51: Estimated EVE Sensitivity Profile

	June 30, 2014		June 30, 2013
Change in Interest Rates (bps)	Change in EVE	ALCO Policy Limit	Change in EVE	ALCO Policy Limit
+ 200	(3.64)%	(12.00)	(3.73)%	(12.00)
+ 100	(1.62)		(1.66)
+ 25	(0.36)		(0.32)
- 25	0.27		0.14

The EVE sensitivity is modestly negative at June 30, 2014 and is consistent with the EVE sensitivity at June 30, 2013. The impact of the increase in investment portfolio balances, which moved the EVE sensitivity more negative, was more than offset by the issuance of long-term debt and core deposit growth.

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

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the expected cash flows of the carrying value of the Bancorp’s portfolio loans and leases as of June 30, 2014:

TABLE 52: Portfolio Loan and Lease Expected Maturities

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$23,790	16,799	710	41,299
Commercial mortgage loans	3,489	3,848	468	7,805
Commercial construction loans	579	818	27	1,424
Commercial leases	681	1,560	1,326	3,567

Subtotal - commercial loans and leases	28,539	23,025	2,531	54,095

Residential mortgage loans	2,481	4,946	5,225	12,652
Home equity	1,165	3,378	4,513	9,056
Automobile loans	5,219	6,712	119	12,050
Credit card	452	1,809	—	2,261
Other consumer loans and leases	353	17	—	370

Subtotal - consumer loans and leases	9,670	16,862	9,857	36,389

Total	$38,209	39,887	12,388	90,484

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable rate loans and leases as of June 30, 2014:

TABLE 53: Portfolio Loan and Lease Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$2,611	14,898
Commercial mortgage loans	1,101	3,215
Commercial construction loans	25	820
Commercial leases	2,886	—

Subtotal - commercial loans and leases	6,623	18,933

Residential mortgage loans	7,690	2,481
Home equity	802	7,089
Automobile loans	6,789	42
Credit card	614	1,195
Other consumer loans and leases	—	17

Subtotal - consumer loans and leases	15,895	10,824

Total	$22,518	29,757

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $928 million and $967 million as of June 30, 2014 and December 31, 2013, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Actual prepayments on the servicing portfolio increased during the three months ended June 30, 2014. This caused modeled prepayment speeds to increase, which led to a temporary impairment of $32 million and $28 million on servicing rights during the three and six months ended June 30, 2014, respectively. Mortgage rates increased during the first half of 2013 causing modeled prepayment speeds to slow, which led to recoveries of temporary impairment of $102 million and $151 million on servicing rights during the three and six months ended June 30, 2013, respectively. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

loan rate. In addition to the mortgage servicing rights valuation, the Bancorp recognized net gains of $38 million and $61 million on its non-qualifying hedging strategy during the three and six months ended June 30, 2014, respectively, compared to net losses of $24 million and $29 million during the same periods in the prior year. These amounts include net gains on securities related to the Bancorp’s non-qualifying hedging strategy which were zero during the three and six months ended June 30, 2014 and $6 million and $8 million during the same periods in the prior year. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2014 and December 31, 2013 was $651 million and $581 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

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

Projected contractual maturities from loan and lease repayments are included in Table 52 of the Market Risk Management section of MD&A. Of the $22.8 billion of securities in the Bancorp’s available-for-sale and other portfolio at June 30, 2014, $3.3 billion in principal and interest is expected to be received in the next 12 months and an additional $2.5 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, see the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and lease assets. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans totaling $3.2 billion and $6.1 billion, respectively, for the three and six months ended June 30, 2014 compared to $7.2 billion and $14.6 billion, respectively, for the three and six months ended June 30, 2013. For further information on the transfer of financial assets, see Note 10 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 82% of its average total assets for both the three and six months ended June 30, 2014 and 2013. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of June 30, 2014, $3.0 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. On February 25, 2014, the Bancorp issued and sold $500 million of unsecured senior fixed rate notes. On June 5, 2014, the Bancorp issued in a registered public offering 300,000 depositary shares, representing 12,000 shares of 4.90% fixed-to-floating rate non-cumulative Series J perpetual preferred stock, for net proceeds of $297 million. Additionally, the Bancorp has approximately $39.7 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In 2013, the Bancorp’s banking subsidiary updated and amended its existing global bank note program to increase the capacity from $20 billion to $25 billion. On April 25, 2014, the Bank issued and sold $1.5 billion in aggregate principal amount of unsecured senior bank notes. The Bancorp has $20 billion of funding available for issuance under the global bank note program as of June 30, 2014.

During the six months ended June 30, 2014, the Bancorp transferred approximately $2.8 billion in fixed-rate consumer automobile loans to bankruptcy remote trusts which were deemed to be VIEs. The Bancorp concluded that it is the primary beneficiary of these VIEs and, therefore, has consolidated these VIEs. The assets of these VIEs are restricted to the settlement of the notes and other obligations of the VIEs. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

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

Section 165 of the Dodd-Frank Act requires the FRB to establish enhanced liquidity standards for BHCs with total assets of $50 billion or greater. On October 24, 2013, the U.S. Banking Agencies issued a NPR that would implement a LCR requirement that is generally consistent with the international LCR standards published by the BCBS for large internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. Additionally, a Modified LCR requirement was proposed for BHC’s with total consolidated assets of at least $50 billion that are not large internationally active banking organizations, like Fifth Third. The Modified LCR requirement incorporates a shorter (21-calendar days) stress scenario for calculating total net cash outflows than the LCR’s 30 calendar day requirement. Therefore, the estimated net cash outflows for the Modified LCR generally would be 70% of the LCR’s estimated net cash outflows. The NPR’s transition period will begin on January 1, 2015 whereby LCR and Modified LCR entities must comply with a minimum ratio of 80%. On January 1, 2016 and 2017, the minimum ratio would increase to 90% and 100%, respectively. The NPR was open for public comment until January 31, 2014. Management is evaluating the NPR and the potential impact on its businesses and expects to meet or exceed the final LCR requirement within the regulatory timelines.

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

TABLE 54: Agency Ratings

As of August 7, 2014	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A	AL
Subordinated debt	Baa2	BBB	A-	BBBH
Fifth Third Bank:
Short-term	P-2	A-2	F1	R-1L
Long-term deposit	A3	No rating	A+	A
Senior debt	A3	A-	A	A
Subordinated debt	Baa1	BBB+	A-	AL

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

In December of 2010 and revised in June of 2011, the BCBS issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. In July of 2013, U.S. banking regulators approved final enhanced regulatory capital requirements (Basel III Final Rule), which included modifications to the proposed rules. The Basel III Final Rule provided for certain banks, including the Bancorp, to opt out of including AOCI in Tier I capital and also retained the treatment of residential mortgage exposures consistent with the current Basel I capital rules. The Basel III Final Rule will phase out the inclusion of certain TruPS as a component of Tier I capital. Under these provisions, these TruPS would qualify as a component of Tier II capital. At June 30, 2014, the Bancorp’s Tier I capital included $60 million of TruPS representing approximately 5 bps of risk weighted assets. The Basel III Final Rule is effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of its components and other provisions. The Bancorp is in the process of evaluating the Basel III Final Rule and its potential impact. The Bancorp’s current estimate of the pro-forma fully phased in Tier I common equity ratio at June 30, 2014 under the Basel III Final Rule is approximately 9.27% compared with 9.61% as calculated under the existing Basel I capital framework. The primary drivers of the change from the existing Basel I capital framework to the Basel III Final Rule are an increase in Tier I common equity of approximately 79 bps (primarily from the elimination of the current 10% deduction of mortgage servicing rights from capital), which would be more than offset by the impact of increases in risk-weighted assets (primarily from the treatment of securitization exposures, mortgage servicing rights and commitments with an original maturity of one year or less). If the Bancorp were to elect to include AOCI components in capital, the June 30, 2014 pro forma Basel III Final Rule Tier I common ratio would be increased by approximately 31 bps. The pro-forma Tier I common equity ratio exceeds the proposed minimum Tier I common equity ratio of 7% comprised of a minimum ratio of 4.5% plus a capital conservation buffer of 2.5%. The pro-forma Tier I common equity ratio does not include the effect of any mitigating actions the Bancorp may undertake to offset the impact of the proposed capital enhancements. Additionally, pursuant to the Basel III Final Rule, the minimum capital ratios as of January 1, 2015 will be 6% for the Tier I capital ratio, 8% for the total risk-based capital ratio and 4% for the Tier I capital to average consolidated assets (leverage ratio). For further discussion on the Basel I and Basel III Tier I common equity ratios, see the Non-GAAP Financial Measures section of MD&A.

TABLE 55: Capital Ratios

As of ($ in millions)	June 30, 2014	December 31, 2013
Average equity as a percent of average assets	11.57%	11.51
Tangible equity as a percent of tangible assets(a)	9.77	9.44
Tangible common equity as a percent of tangible assets(a)	8.74	8.63

Tier I capital	$12,644	12,094
Total risk-based capital	16,745	16,431
Risk-weighted assets(b)	117,117	115,969

Regulatory capital ratios:
Tier I risk-based capital	10.80%	10.43
Total risk-based capital	14.30	14.17
Tier I leverage	9.86	9.70
Tier I common equity(a)	9.61	9.45

(a)	For further information on these ratios, see the Non-GAAP Financial Measures section of MD&A.
(b)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

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

On March 26, 2014, the FRB announced it had completed the 2014 CCAR. For BHCs that proposed capital distributions in their plans, the FRB either objected to the plan or provided a non-objection whereby the FRB permitted the proposed 2014 capital distributions. The FRB indicated to the Bancorp that it did not object to the following proposed capital actions for the period beginning April 1, 2014 and ending March 31, 2015:

•	The potential increase in the quarterly common stock dividend to $0.13 per share;
•	The potential repurchase of common shares in an amount up to $669 million;
•	The additional ability to repurchase shares in the amount of any after-tax gains from the sale of Vantiv, Inc. common stock; and
•	The issuance of $300 million in preferred stock.

As contemplated by the 2014 CCAR, during the second quarter of 2014, the Bancorp increased the quarterly common stock dividend from $0.12 to $0.13 per share, entered into a $150 million accelerated share repurchase transaction and issued 300,000 depositary shares of non-cumulative perpetual preferred stock for net proceeds of $297 million. The remaining potential capital actions above are subject to Board approval and other factors including regulatory developments and market conditions.

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

The BHCs that participated in the 2014 CCAR, including the Bancorp, are required to conduct mid-cycle company-run stress tests using data as of March 31, 2014. The stress tests must be based on three BHC defined scenarios – baseline, adverse and severely adverse. As required by the FRB, the Bancorp reported the mid-cycle stress test results on July 7, 2014. In addition, between September 15 and September 30, 2014, the BHCs must publicly disclose a summary of the results under the severely adverse scenario.

Preferred Stock Offering

As contemplated by the 2014 CCAR, on June 5, 2014, the Bancorp issued in a registered public offering 300,000 depositary shares, representing 12,000 shares of 4.90% fixed-to-floating rate non-cumulative Series J perpetual preferred stock, for net proceeds of $297 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends, on a non-cumulative semi-annual basis, at an annual rate of 4.90% through but excluding September 30, 2019, at which time it converts to a quarterly floating rate dividend of three-month LIBOR plus 3.129%. Subject to any required regulatory approval, the Bancorp may redeem the Series J preferred shares at its option in whole or in part, at any time on or after September 30, 2019, or at any time following a regulatory capital event. The Series J preferred shares are not convertible into Bancorp common shares or any other securities.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.13 and $0.12 for the three months ended June 30, 2014 and 2013, respectively, and $0.25 and $0.23 for the six months ended June 30, 2014 and 2013, respectively. The Bancorp entered into accelerated share repurchase transactions during 2013 and the six months ended June 30, 2014. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information on the accelerated share repurchase transactions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 56: Share Repurchases

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
April 1, 2014 - April 30, 2014	—	$—	—	100,000,000
May 1, 2014 - May 31, 2014	6,216,480	20.50	6,216,480	93,783,520
June 1, 2014 - June 30, 2014	—	—	—	93,783,520

Total	6,216,480	$20.50	6,216,480	93,783,520

(a)	The Bancorp repurchased 1,265,238 shares during the second quarter of 2014 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	In March of 2014, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. The authorization does not include specific price targets or an expiration date.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts, including commitments to extend credit, letters of credit, forward contracts related to held for sale mortgage loans, noncancelable lease obligations, capital commitments for private equity investments and purchase obligations. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information on commitments.

Guarantees and Contingent Liabilities

The Bancorp has performance obligations upon the occurrence of certain events provided in certain contractual arrangements, including residential mortgage loans sold with representation and warranty provisions or credit recourse. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information on guarantees and contingent liabilities.

Transactions with Non-consolidated VIEs

The Bancorp engages in a variety of activities that involve VIEs, which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The investments in those entities in which the Bancorp was determined not to be the primary beneficiary but holds a variable interest in the entity are accounted for under the equity method of accounting or other accounting standards as appropriate and not consolidated. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information on non-consolidated VIEs.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	June 30, 2014	December 31, 2013
Assets
Cash and due from banks(a)	$3,312	3,178
Available-for-sale and other securities(b)	22,814	18,597
Held-to-maturity securities(c)	194	208
Trading securities	361	343
Other short-term investments	2,386	5,116
Loans held for sale(d)	682	944
Portfolio loans and leases:
Commercial and industrial loans	41,299	39,316
Commercial mortgage loans(a)	7,805	8,066
Commercial construction loans	1,424	1,039
Commercial leases	3,567	3,625
Residential mortgage loans(e)	12,652	12,680
Home equity	9,056	9,246
Automobile loans(a)	12,050	11,984
Credit card	2,261	2,294
Other consumer loans and leases	370	364

Portfolio loans and leases	90,484	88,614
Allowance for loan and lease losses(a)	(1,458)	(1,582)

Portfolio loans and leases, net	89,026	87,032
Bank premises and equipment	2,491	2,531
Operating lease equipment	667	730
Goodwill	2,416	2,416
Intangible assets	17	19
Servicing rights	931	971
Other assets(a)	7,265	8,358

Total Assets	$132,562	130,443

Liabilities
Deposits:
Demand	$32,140	32,634
Interest checking	24,744	25,875
Savings	16,087	17,045
Money market	14,216	11,644
Other time	3,724	3,530
Certificates - $100,000 and over	3,623	6,571
Foreign office and other	1,418	1,976

Total deposits	95,952	99,275
Federal funds purchased	153	284
Other short-term borrowings	3,146	1,380
Accrued taxes, interest and expenses	1,824	1,758
Other liabilities(a)	2,018	3,487
Long-term debt(a)	13,961	9,633

Total Liabilities	117,054	115,817

Equity
Common stock(f)	2,051	2,051
Preferred stock(g)	1,331	1,034
Capital surplus	2,613	2,561
Retained earnings	10,666	10,156
Accumulated other comprehensive income	382	82
Treasury stock(f)	(1,574)	(1,295)

Total Bancorp shareholders’ equity	15,469	14,589
Noncontrolling interests	39	37

Total Equity	15,508	14,626

Total Liabilities and Equity	$132,562	130,443

(a)	Includes $158 and $49 of cash and due from banks, $48 and $48 of commercial mortgage loans, $3,200 and $1,010 of automobile loans, $(20) and $(15) of ALLL, $32 and $13 of other assets, $6 and $1 of other liabilities, and $3,333 and $1,048 of long-term debt from consolidated VIEs that are included in their respective captions above at June 30, 2014 and December 31, 2013, respectively. See Note 9.
(b)	Amortized cost of $22,184 and $18,409 at June 30, 2014 and December 31, 2013, respectively.
(c)	Fair value of $194 and $208 at June 30, 2014 and December 31, 2013, respectively.
(d)	Includes $598 and $890 of residential mortgage loans held for sale measured at fair value at June 30, 2014 and December 31, 2013, respectively.
(e)	Includes $99 and $92 of residential mortgage loans measured at fair value at June 30, 2014 and December 31, 2013, respectively.
(f)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2014 – 844,488,849 (excludes 79,403,732 treasury shares), December 31, 2013 – 855,305,745 (excludes 68,586,836 treasury shares).
(g)	446,000 and 458,000 shares of undesignated no par value preferred stock are authorized and unissued at June 30, 2014 and December 31, 2013, respectively; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at June 30, 2014 and December 31, 2013; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference; 18,000 authorized shares, issued and outstanding at June 30, 2014 and December 31, 2013; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at June 30, 2014.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except per share data)	2014	2013	2014	2013
Interest Income
Interest and fees on loans and leases	$826	864	1,649	1,746
Interest on securities	181	119	349	231
Interest on other short-term investments	1	1	3	2

Total interest income	1,008	984	2,001	1,979
Interest Expense
Interest on deposits	49	53	96	103
Interest on other short-term borrowings	1	1	1	4
Interest on long-term debt	58	50	111	104

Total interest expense	108	104	208	211

Net Interest Income	900	880	1,793	1,768
Provision for loan and lease losses	76	64	146	126

Net Interest Income After Provision for Loan and Lease Losses	824	816	1,647	1,642
Noninterest Income
Service charges on deposits	139	136	272	267
Corporate banking revenue	107	106	211	205
Investment advisory revenue	102	98	204	198
Mortgage banking net revenue	78	233	187	453
Card and processing revenue	76	67	144	132
Other noninterest income	226	414	268	523
Securities gains, net	8	—	14	17
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	6	—	8

Total noninterest income	736	1,060	1,300	1,803
Noninterest Expense
Salaries, wages and incentives	368	404	727	803
Employee benefits	79	83	180	197
Net occupancy expense	79	76	158	155
Technology and communications	52	50	105	99
Card and processing expense	37	33	68	65
Equipment expense	30	28	60	56
Other noninterest expense	309	361	605	638

Total noninterest expense	954	1,035	1,903	2,013

Income Before Income Taxes	606	841	1,044	1,432
Applicable income tax expense	167	250	287	429

Net Income	439	591	757	1,003
Less: Net income attributable to noncontrolling interests	—	—	1	(10)

Net Income Attributable to Bancorp	439	591	756	1,013
Dividends on preferred stock	23	9	32	18

Net Income Available to Common Shareholders	$416	582	724	995

Earnings Per Share	$0.49	0.67	0.85	1.14
Earnings Per Diluted Share	$0.49	0.65	0.84	1.11

Average common shares - basic	838,492,046	858,582,710	842,155,702	864,718,802
Average common shares - diluted	848,245,111	900,625,454	853,057,618	906,859,723
Cash dividends declared per common share	$0.13	0.12	0.25	0.23

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2014	2013	2014	2013
Net income	$439	591	757	1,003
Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities arising during period	188	(211)	301	(247)
Reclassification adjustment for net (gains) losses included in net income	(9)	33	(12)	38
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains (losses) on cash flow hedge derivatives arising during period	12	(2)	22	(1)
Reclassification adjustment for net gains included in net income	(6)	(6)	(13)	(20)
Defined benefit pension plans:
Reclassification of amounts to net periodic benefit costs	1	2	2	4

Other comprehensive income (loss)	186	(184)	300	(226)
Comprehensive income	625	407	1,057	777
Less: Comprehensive income attributable to noncontrolling interests	—	—	1	(10)

Comprehensive income attributable to Bancorp	$625	407	1,056	787

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2012	$2,051	398	2,758	8,768	375	(634)	13,716	48	13,764
Net income				1,013			1,013	(10)	1,003
Other comprehensive loss					(226)		(226)		(226)
Cash dividends declared:
Common stock at $0.23 per share				(198)			(198)		(198)
Preferred stock				(18)			(18)		(18)
Shares acquired for treasury			(58)			(606)	(664)		(664)
Issuance of preferred stock		593					593		593
Impact of stock transactions under stock compensation plans, net			(11)			36	25		25
Other				(4)		2	(2)		(2)

Balance at June 30, 2013	2,051	991	2,689	9,561	149	(1,202)	14,239	38	14,277

Balance at December 31, 2013	2,051	1,034	2,561	10,156	82	(1,295)	14,589	37	14,626
Net income				756			756	1	757
Other comprehensive income					300		300		300
Cash dividends declared:
Common stock at $0.25 per share				(211)			(211)		(211)
Preferred stock				(32)			(32)		(32)
Shares acquired for treasury			77			(326)	(249)		(249)
Issuance of preferred stock		297					297		297
Impact of stock transactions under stock compensation plans, net			(25)	(3)		47	19		19
Other							—	1	1

Balance at June 30, 2014	$2,051	1,331	2,613	10,666	382	(1,574)	15,469	39	15,508

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the six months ended June 30,
($ in millions)	2014	2013
Operating Activities
Net income	$757	1,003
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	146	126
Depreciation, amortization and accretion	200	276
Stock-based compensation expense	43	41
Provision for deferred income taxes	8	139
Securities gains, net	(14)	(17)
Securities gains, net – non-qualifying hedges on mortgage servicing rights	—	(8)
Provision for (recovery of) MSR impairment	28	(151)
Net gains on sales of loans and fair value adjustments on loans held for sale	(4)	(198)
Bank premises and equipment impairment	18	1
Capitalized servicing rights	(44)	(156)
Proceeds from sales of loans held for sale	3,199	14,397
Loans originated for sale, net of repayments	(2,794)	(12,763)
Dividends representing return on equity method investments	9	24
Gain on sales of Vantiv, Inc. shares	(125)	(242)
Net change in:
Trading securities	(16)	(11)
Other assets	350	(453)
Accrued taxes, interest and expenses	(99)	(100)
Other liabilities	(697)	683

Net Cash Provided by Operating Activities	965	2,591

Investing Activities
Sales:
Available-for-sale securities	3,449	4,876
Loans	128	597
Disposal of bank premises and equipment	3	18
Repayments / maturities:
Available-for-sale securities	1,052	1,878
Held-to-maturity securities	14	9
Purchases:
Available-for-sale securities	(8,283)	(8,099)
Bank premises and equipment	(107)	(138)
Proceeds from sales and dividends representing return of equity method investments	221	487
Net change in:
Other short-term investments	2,730	1,312
Loans and leases	(2,421)	(2,757)
Operating lease equipment	30	(90)

Net Cash Used in Investing Activities	(3,184)	(1,907)

Financing Activities
Net change in:
Core deposits	(375)	(121)
Certificates - $100,000 and over, including other foreign office	(2,948)	4,058
Federal funds purchased	(130)	(265)
Other short-term borrowings	1,766	(4,168)
Dividends paid on common shares	(204)	(184)
Dividends paid on preferred shares	(32)	(9)
Proceeds from issuance of long-term debt	4,758	1,300
Repayment of long-term debt	(506)	(1,258)
Repurchase of treasury shares and related forward contract	(249)	(664)
Issuance of preferred shares	297	593
Other	(24)	(17)

Net Cash Provided by (Used in) Financing Activities	2,353	(735)

Increase (Decrease) in Cash and Due from Banks	134	(51)
Cash and Due from Banks at Beginning of Period	3,178	2,441

Cash and Due from Banks at End of Period	$3,312	2,390

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the latest annual financial statements. The results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013 and the cash flows and changes in equity for the six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2013 has been derived from the annual audited Consolidated Financial Statements of the Bancorp.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to noncash investing and financing activities are presented in the following table for the six months ended June 30:

($ in millions)	2014	2013
Cash payments:
Interest	$187	213
Income taxes	228	249
Transfers:

Portfolio loans to loans held for sale	96	601
Loans held for sale to portfolio loans	13	25
Portfolio loans to OREO	84	115
Loans held for sale to OREO	2	3

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued amended guidance that permits the Bancorp to make an accounting policy election to account for its investments in qualified affordable housing projects using a proportional amortization method if certain conditions are met. Under the proportional amortization method, the Bancorp would amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amended guidance requires disclosure of the nature of the Bancorp’s investments in qualified affordable housing projects, and the effect of the measurement of the investments in qualified affordable housing projects and the related tax credits on the Bancorp’s financial position and results of operation. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Bancorp is currently in the process of evaluating: 1) whether it will make a policy election to account for its investments in qualified affordable housing projects using the proportional amortization method if applicable; 2) the impact the adoption of this amended guidance would have on the Bancorp’s Condensed Consolidated Financial Statements and; 3) if this policy election is made, whether to early adopt the amended guidance.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, the FASB issued amended guidance that clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amended guidance requires interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The adoption of the amended guidance is not expected to have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June 2014, the FASB issued amended guidance that changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. The amended guidance also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amended guidance requires disclosures for certain transactions comprising: 1) a transfer of a financial asset accounted for as a sale and 2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The amended guidance also requires new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption prohibited. Changes in accounting for transactions outstanding on the effective date should be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosures for certain transactions

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

accounted for as a sale are required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The adoption of the amended guidance is not expected to have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period

In June 2014, the FASB issued amended guidance which clarifies that a performance target that affects vesting and can be achieved after the requisite service period be treated as a performance condition. The amended guidance provides that an entity should apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amended guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The amended guidance may be adopted either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying the amended guidance as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, hindsight may be used in measuring and recognizing the compensation cost. The adoption of the amended guidance is not expected to have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

4. Securities

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and other and held-to-maturity securities portfolios as of:

June 30, 2014 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$26	—	—	26
U.S. Government sponsored agencies	1,522	108	—	1,630
Obligations of states and political subdivisions	186	8	—	194
Agency mortgage-backed securities(a)	13,657	379	(20)	14,016
Other bonds, notes and debentures(b)	6,069	156	(7)	6,218
Other securities(c)	724	7	(1)	730

Total	$22,184	658	(28)	22,814

Held-to-maturity:
Obligations of states and political subdivisions	$193	—	—	193
Other debt securities	1	—	—	1

Total	$194	—	—	194

December 31, 2013 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and government agencies	$26	—	—	26
U.S. Government sponsored agencies	1,523	121	—	1,644
Obligations of states and political subdivisions	187	5	—	192
Agency mortgage-backed securities(a)	12,294	140	(150)	12,284
Other bonds, notes and debentures(b)	3,514	76	(8)	3,582
Other securities(c)	865	5	(1)	869

Total	$18,409	347	(159)	18,597

Held-to-maturity:
Obligations of states and political subdivisions	$207	—	—	207
Other debt securities	1	—	—	1

Total	$208	—	—	208

(a)	Includes interest-only mortgage-backed securities of $201 and $262 as of June 30, 2014 and December 31, 2013, respectively, recorded at fair value with fair value changes recorded in securities gains, net and securities gains, net non-qualifying hedges on mortgage servicing rights in the Condensed Consolidated Statements of Income.
(b)	Includes, on an amortized cost basis, $3,051 and $0 of agency CMBS, $1,586 and $1,368 of non-agency CMBS, and $1,225 and $1,400 of ABS as of June 30, 2014 and December 31, 2013, respectively.
(c)	Other securities consist of FHLB and FRB restricted stock holdings of $249 and $350, respectively, at June 30, 2014 and $402 and $349, respectively, at December 31, 2013, that are carried at cost, and certain mutual fund and equity security holdings.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2014	2013	2014	2013
Realized gains	$14	22	41	40
Realized losses	—	(60)	(5)	(86)
OTTI	—	(12)	(17)	(12)

Net realized gains (losses)(a)	$14	(50)	19	(58)

(a)	Excludes net losses on interest-only mortgage-backed securities of $8 and $7 for the three and six months ended June 30, 2014, respectively, and net gains on interest-only mortgage-backed securities of $56 and $81 for the three and six months ended June 30, 2013, respectively.

Trading securities totaled $361 million as of June 30, 2014, compared to $343 million at December 31, 2013. Gross realized gains were immaterial for the three months ended June 30, 2014 and 2013 and were $1 million and immaterial for the six months ended June 30, 2014 and 2013, respectively. Gross realized losses on trading securities were immaterial for the three and six months ended June 30, 2014 and 2013. Net unrealized gains on trading securities were $2 million and immaterial for the three months ended June 30, 2014 and 2013, respectively, and $1 million and $2 million for the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014 and December 31, 2013, securities with a fair value of $13.6 billion and $11.6 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s agency mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale and other and held-to-maturity securities as of June 30, 2014 are shown in the following table:

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Under 1 year	$114	116	35	35
1-5 years	3,476	3,673	140	140
5-10 years	12,479	12,763	17	17
Over 10 years	5,391	5,532	2	2
Other securities	724	730	—	—

Total	$22,184	22,814	194	194

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
Agency mortgage-backed securities	$1,657	(19)	221	(1)	1,878	(20)
Other bonds, notes and debentures	697	(4)	190	(3)	887	(7)
Other securities	2	—	35	(1)	37	(1)

Total	$2,356	(23)	446	(5)	2,802	(28)

December 31, 2013
Agency mortgage-backed securities	$7,221	(150)	1	—	7,222	(150)
Other bonds, notes and debentures	595	(5)	132	(3)	727	(8)
Other securities	33	(1)	4	—	37	(1)

Total	$7,849	(156)	137	(3)	7,986	(159)

Other-Than-Temporary Impairments

The Bancorp did not recognize OTTI for the three months ended June 30, 2014 and recognized $17 million in OTTI, included in securities gains, net, in the Bancorp’s Condensed Consolidated Statements of Income, on its available-for-sale and other debt securities for the six months ended June 30, 2014. During the three and six months ended June 30, 2013, the Bancorp recognized $12 million of OTTI on its available-for-sale and other debt securities. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or held-to-maturity debt securities during the three and six months ended June 30, 2014 and 2013. Less than one percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities at June 30, 2014 and December 31, 2013.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

5. Loans and Leases

The Bancorp diversifies its loan and lease portfolio by offering a variety of loan and lease products with various payment terms and rate structures. Lending activities are concentrated within those states in which the Bancorp has banking centers and are primarily located in the Midwestern and Southeastern regions of the United States. The Bancorp’s commercial loan portfolio consists of loans and leases to various industry types. Management periodically reviews the performance of its loan and lease products to evaluate whether they are performing within acceptable interest rate and credit risk levels and changes are made to underwriting policies and procedures as needed. The Bancorp maintains an allowance to absorb loan and lease losses inherent in the portfolio. For further information on credit quality and the ALLL, see Note 6.

The following table provides a summary of the total loans and leases classified by primary purpose as of:

	June 30,	December 31,
($ in millions)	2014	2013
Loans and leases held for sale:
Commercial and industrial loans	$65	31
Commercial mortgage loans	2	3
Commercial construction loans	2	2
Commercial leases	5	1
Residential mortgage loans	598	890
Other consumer loans and leases	10	17

Total loans and leases held for sale	$682	944

Portfolio loans and leases:
Commercial and industrial loans	$41,299	39,316
Commercial mortgage loans	7,805	8,066
Commercial construction loans	1,424	1,039
Commercial leases	3,567	3,625

Total commercial loans and leases	54,095	52,046

Residential mortgage loans	12,652	12,680
Home equity	9,056	9,246
Automobile loans	12,050	11,984
Credit card	2,261	2,294
Other consumer loans and leases	370	364

Total consumer loans and leases	36,389	36,568

Total portfolio loans and leases	$90,484	88,614

Total portfolio loans and leases are recorded net of unearned income, which totaled $672 million as of June 30, 2014 and $700 million as of December 31, 2013. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated at fair value upon origination) which totaled a net premium of $141 million and $111 million as of June 30, 2014 and December 31, 2013, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $10.7 billion and $10.9 billion at June 30, 2014 and December 31, 2013, respectively, pledged at the FHLB, and loans of $33.2 billion and $33.5 billion at June 30, 2014 and December 31, 2013, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

			90 Days Past Due
	Balance		and Still Accruing
	June 30,	December 31,	June 30,	December 31,
($ in millions)	2014	2013	2014	2013
Commercial and industrial loans	$41,364	39,347	$—	—
Commercial mortgage loans	7,807	8,069	—	—
Commercial construction loans	1,426	1,041	—	—
Commercial leases	3,572	3,626	—	—
Residential mortgage loans	13,250	13,570	60	66
Home equity	9,056	9,246	—	—
Automobile loans	12,050	11,984	8	8
Credit card	2,261	2,294	26	29
Other consumer loans and leases	380	381	—	—

Total loans and leases	$91,166	89,558	$94	103

Less: Loans held for sale	$682	944

Total portfolio loans and leases	$90,484	88,614

The following table presents a summary of net charge-offs:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2014	2013	2014	2013
Commercial and industrial loans	$31	33	$127	57
Commercial mortgage loans	9	10	12	37
Commercial construction loans	8	—	12	3
Commercial leases	—	2	—	2
Residential mortgage loans	8	15	23	35
Home equity	18	23	34	53
Automobile loans	5	5	13	9
Credit card	21	19	39	38
Other consumer loans and leases	1	5	10	11

Total	$101	112	$270	245

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended June 30, 2014 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$981	180	217	105	1,483
Losses charged off	(55)	(11)	(61)	—	(127)
Recoveries of losses previously charged off	7	3	16	—	26
Provision for loan and lease losses	28	2	49	(3)	76

Balance, end of period	$961	174	221	102	1,458

For the three months ended June 30, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,191	212	272	108	1,783
Losses charged off	(59)	(18)	(68)	—	(145)
Recoveries of losses previously charged off	14	3	16	—	33
Provision for loan and lease losses	37	4	27	(4)	64

Balance, end of period	$1,183	201	247	104	1,735

For the six months ended June 30, 2014 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,058	189	225	110	1,582
Losses charged off	(164)	(30)	(124)	—	(318)
Recoveries of losses previously charged off	13	7	28	—	48
Provision for loan and lease losses	54	8	92	(8)	146

Balance, end of period	$961	174	221	102	1,458

For the six months ended June 30, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,236	229	278	111	1,854
Losses charged off	(128)	(40)	(145)	—	(313)
Recoveries of losses previously charged off	29	5	34	—	68
Provision for loan and lease losses	46	7	80	(7)	126

Balance, end of period	$1,183	201	247	104	1,735

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of June 30, 2014 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$204	(c)	134	54	—	392
Collectively evaluated for impairment	757		40	167	—	964
Unallocated	—		—	—	102	102

Total ALLL	$961		174	221	102	1,458

Loans and leases:(b)
Individually evaluated for impairment	$1,274	(c)	1,263	475	—	3,012
Collectively evaluated for impairment	52,821		11,286	23,262	—	87,369
Loans acquired with deteriorated credit quality	—		4	—	—	4

Total portfolio loans and leases	$54,095		12,553	23,737	—	90,385

(a)	Includes $7 related to leveraged leases.
(b)	Excludes $99 of residential mortgage loans measured at fair value, and includes $880 of leveraged leases, net of unearned income.
(c)	Includes five restructured loans at June 30, 2014 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $28 and an allowance of $10.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2013 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$186	(c)	139	53	—	378
Collectively evaluated for impairment	872		50	172	—	1,094
Unallocated	—		—	—	110	110

Total ALLL	$1,058		189	225	110	1,582

Loans and leases:(b)
Individually evaluated for impairment	$1,560	(c)	1,325	496	—	3,381
Collectively evaluated for impairment	50,486		11,259	23,392	—	85,137
Loans acquired with deteriorated credit quality	—		4	—	—	4

Total portfolio loans and leases	$52,046		12,588	23,888	—	88,522

(a)	Includes $9 related to leveraged leases.
(b)	Excludes $92 of residential mortgage loans measured at fair value, and includes $881 of leveraged leases, net of unearned income.
(c)	Includes five restructured loans at December 31, 2013 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $28 and an allowance of $11.

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

Loans and leases classified as loss are considered uncollectible and are charged-off in the period in which they are determined to be uncollectible. Because loans and leases in this category are fully charged-off, they are not included in the following tables.

The following table summarizes the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of June 30, 2014 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,426	1,363	1,502	8	41,299
Commercial mortgage owner occupied loans	3,621	204	339	1	4,165
Commercial mortgage non-owner occupied loans	3,063	199	377	1	3,640
Commercial construction loans	1,318	51	55	—	1,424
Commercial leases	3,492	45	30	—	3,567

Total	$49,920	1,862	2,303	10	54,095

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2013 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$36,776	1,118	1,419	3	39,316
Commercial mortgage owner occupied loans	3,866	209	415	17	4,507
Commercial mortgage non-owner occupied loans	2,879	248	431	1	3,559
Commercial construction loans	855	32	152	—	1,039
Commercial leases	3,546	56	23	—	3,625

Total	$47,922	1,663	2,440	21	52,046

Consumer Portfolio Segment

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card, and other consumer loans and leases. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans is presented by class in the age analysis section below while the performing versus nonperforming status is presented in the table below. Refer to the nonaccrual section of Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional delinquency and nonperforming information.

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments disaggregated into performing versus nonperforming status as of:

	June 30, 2014		December 31, 2013
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$12,435	118	12,423	165
Home equity	8,963	93	9,153	93
Automobile loans	12,049	1	11,982	2
Credit card	2,229	32	2,261	33
Other consumer loans and leases	370	—	364	—

Total	$36,046	244	36,183	293

(a)	Excludes $99 and $92 of loans measured at fair value at June 30, 2014 and December 31, 2013, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of June 30, 2014 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$41,188	19	92	111	41,299	—
Commercial mortgage owner occupied loans	4,088	8	69	77	4,165	—
Commercial mortgage non-owner occupied loans	3,603	3	34	37	3,640	—
Commercial construction loans	1,414	2	8	10	1,424	—
Commercial leases	3,565	—	2	2	3,567	—
Residential mortgage loans(a) (b)	12,300	76	177	253	12,553	60
Consumer:
Home equity	8,893	85	78	163	9,056	—
Automobile loans	11,993	48	9	57	12,050	8
Credit card	2,200	31	30	61	2,261	26
Other consumer loans and leases	368	2	—	2	370	—

Total portfolio loans and leases(a)	$89,612	274	499	773	90,385	94

(a)	Excludes $99 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of June 30, 2014, $90 of these loans were 30-89 days past due and $333 were 90 days or more past due. The Bancorp recognized $2 and $7 of losses on these insured of guaranteed loans during the three and six months ended June 30, 2014, respectively, due to claim denials and curtailments associated with these loans.
(c)	Includes accrual and nonaccrual loans and leases.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Past Due
As of December 31, 2013 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$39,118	53	145	198	39,316	—
Commercial mortgage owner occupied loans	4,423	15	69	84	4,507	—
Commercial mortgage non-owner occupied loans	3,515	9	35	44	3,559	—
Commercial construction loans	1,010	—	29	29	1,039	—
Commercial leases	3,620	—	5	5	3,625	—
Residential mortgage loans(a) (b)	12,284	73	231	304	12,588	66
Consumer:
Home equity	9,058	102	86	188	9,246	—
Automobile loans	11,919	55	10	65	11,984	8
Credit card	2,225	36	33	69	2,294	29
Other consumer loans and leases	362	2	—	2	364	—

Total portfolio loans and leases(a)	$87,534	345	643	988	88,522	103

(a)	Excludes $92 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2013, $81 of these loans were 30-89 days past due and $378 were 90 days or more past due. The Bancorp recognized $5 of losses on these insured or guaranteed loans for the year ended December 31, 2013 due to claim denials and curtailments associated with these loans.
(c)	Includes accrual and nonaccrual loans and leases.

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

The following tables summarize the Bancorp’s impaired loans and leases (by class) that were subject to individual review, which includes all loans and leases restructured in a troubled debt restructuring:

As of June 30, 2014 ($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$640	536		179
Commercial mortgage owner occupied loans(b)	56	46		6
Commercial mortgage non-owner occupied loans	103	79		5
Commercial construction loans	48	45		1
Commercial leases	4	4		3
Restructured residential mortgage loans	1,033	999		134
Restructured consumer:
Home equity	354	354		41
Automobile loans	21	20		3
Credit card	54	54		10
Other consumer loans and leases	4	3		—

Total impaired loans and leases with a related allowance	$2,317	2,140		382

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$271	223		—
Commercial mortgage owner occupied loans	105	94		—
Commercial mortgage non-owner occupied loans	189	174		—
Commercial construction loans	61	42		—
Commercial leases	3	3		—
Restructured residential mortgage loans	301	264		—
Restructured consumer:
Home equity	44	42		—
Automobile loans	3	2		—

Total impaired loans and leases with no related allowance	977	844		—

Total impaired loans and leases	$3,294	2,984	(a)	382

(a)	Includes $914, $1,201 and $422, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $202, $62 and $53, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.
(b)	Excludes five restructured loans at June 30, 2014 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $28, a recorded investment of $28, and an allowance of $10.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2013 ($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$870	759		145
Commercial mortgage owner occupied loans(b)	85	74		11
Commercial mortgage non-owner occupied loans	154	134		14
Commercial construction loans	68	54		5
Commercial leases	12	12		—
Restructured residential mortgage loans	1,081	1,052		139
Restructured consumer:
Home equity	377	373		39
Automobile loans	23	23		3
Credit card	59	58		11

Total impaired loans and leases with a related allowance	$2,729	2,539		367

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$181	177		—
Commercial mortgage owner occupied loans	106	98		—
Commercial mortgage non-owner occupied loans	154	147		—
Commercial construction loans	77	63		—
Commercial leases	14	14		—
Restructured residential mortgage loans	313	273		—
Restructured consumer:
Home equity	43	39		—
Automobile loans	3	3		—

Total impaired loans and leases with no related allowance	891	814		—

Total impaired loans and leases	$3,620	3,353	(a)	367

(a)	Includes $869, $1,241 and $444, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $228, $84 and $52, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.
(b)	Excludes five restructured loans at December 31, 2013 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $28, a recorded investment of $28, and an allowance of $11.

The following table summarizes the Bancorp’s average impaired loans and leases and interest income by class:

	For the three months ended June 30, 2014		For the six months ended June 30, 2014
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$744	7	$788	12
Commercial mortgage owner occupied loans(a)	146	1	154	2
Commercial mortgage non-owner occupied loans	259	2	266	4
Commercial construction loans	100	1	107	1
Commercial leases	12	—	17	—
Restructured residential mortgage loans	1,295	14	1,304	27
Restructured consumer:
Home equity	395	6	401	11
Automobile loans	24	—	24	—
Credit card	55	1	56	2
Other consumer loans and leases	—	—	—	—

Total impaired loans and leases	$3,030	32	$3,117	59

(a)	Excludes five restructured loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $28 and an immaterial amount of interest income recognized for the three and six months ended June 30, 2014.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the three months ended June 30, 2013		For the six months ended June 30, 2013
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$318	2	$329	4
Commercial mortgage owner occupied loans(a)	136	1	138	2
Commercial mortgage non-owner occupied loans	315	2	328	4
Commercial construction loans	114	1	112	2
Commercial leases	10	—	11	—
Restructured residential mortgage loans	1,308	13	1,307	26
Restructured consumer:
Home equity	434	5	437	11
Automobile loans	29	—	31	—
Credit card	68	1	71	2
Other consumer loans and leases	2	—	2	—

Total impaired loans and leases	$2,734	25	$2,766	51

(a)	Excludes five restructured loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $30 and an immaterial amount of interest income recognized for the three and six months ended June 30, 2013.

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

($ in millions)	June 30, 2014	December 31, 2013
Commercial:
Commercial and industrial loans	$246	281
Commercial mortgage owner occupied loans(a)	91	95
Commercial mortgage non-owner occupied loans	48	48
Commercial construction loans	8	29
Commercial leases	3	5

Total commercial loans and leases	396	458

Residential mortgage loans	118	166
Consumer:
Home equity	93	93
Automobile loans	1	1
Credit card	32	33

Total consumer loans and leases	126	127

Total nonperforming loans and leases(b) (c)	$640	751

OREO and other repossessed property(d)	$192	229

(a)	Excludes $21 of restructured nonaccrual loans at both June 30, 2014 and December 31, 2013 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(b)	Excludes $5 and $6 of nonaccrual loans held for sale at June 30, 2014 and December 31, 2013, respectively.
(c)	Includes $10 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at both June 30, 2014 and December 31, 2013, and $3 and $2 of restructured nonaccrual government insured commercial loans at June 30, 2014 and December 31, 2013, respectively.
(d)	Excludes $92 and $77 of OREO related to government insured loans at June 30, 2014 and December 31, 2013, respectively.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of a loan may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the related impairment as the difference between the estimated future cash flows expected to be collected on the modified loan, discounted at the original effective yield of the loan, and the carrying value of the loan. The resulting measurement may result in the need for minimal or no valuation allowance because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the recorded investment of the loan. Conversely, upon a modification that reduces the stated interest rate on a loan the Bancorp often recognizes an impairment loss as an increase to the ALLL.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL. As of June 30, 2014 and December 31, 2013, the Bancorp had $4 million and $46 million in line of credit commitments and $87 million and $40 million in letter of credit commitments, respectively, to lend additional funds to borrowers whose terms have been modified in a TDR.

The following table provides a summary of loans modified in a TDR by the Bancorp during the three months ended:

June 30, 2014 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	44	$100	6	—
Commercial mortgage owner occupied loans	4	39	—	—
Commercial mortgage non-owner occupied loans	4	1	—	—
Residential mortgage loans	262	39	2	—
Consumer:
Home equity	71	3	—	—
Automobile loans	143	2	—	—
Credit card	1,713	11	2	—

Total portfolio loans and leases	2,241	$195	10	—

June 30, 2013 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	43	$112	(1)	—
Commercial mortgage owner occupied loans	14	5	—	—
Commercial mortgage non-owner occupied loans	19	37	(3)	—
Commercial construction loans	1	1	—	—
Residential mortgage loans	420	68	8	—
Consumer:
Home equity	178	11	(1)	—
Automobile loans	133	3	1	—
Credit card	2,180	13	2	—

Total portfolio loans and leases	2,988	$250	6	—

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of loans modified in a TDR by the Bancorp during the six months ended:

June 30, 2014 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	66	$119	2	—
Commercial mortgage owner-occupied loans	20	51	(1)	—
Commercial mortgage nonowner-occupied loans	11	7	(1)	—
Residential mortgage loans	572	84	5	—
Consumer:
Home equity	106	4	—	—
Automobile loans	259	4	—	—
Credit card	3,664	23	4	—

Total portfolio loans and leases	4,698	$292	9	—

June 30, 2013 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	63	$121	—	1
Commercial mortgage owner-occupied loans(c)	24	9	(1)	—
Commercial mortgage nonowner-occupied loans	34	54	(5)	—
Commercial construction loans	2	7	(1)	—
Residential mortgage loans	814	129	16	—
Consumer:
Home equity	504	27	—	—
Automobile loans	248	9	1	—
Credit card	4,492	28	4	—

Total portfolio loans and leases	6,181	$384	14	1

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification.
(c)	Excludes five loans modified in a TDR during the six months ended June 30, 2013 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party. The TDR had a recorded investment of $29, ALLL increased $7 upon modification, and a charge-off of $2 was recognized upon modification.

The Bancorp considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. For commercial loans not subject to individual review for impairment, loss rates that are applied for purposes of determining the allowance include historical losses associated with subsequent defaults on loans previously modified in a TDR. For consumer loans, the Bancorp performs a qualitative assessment of the adequacy of the consumer ALLL by comparing the consumer ALLL to forecasted consumer losses over the projected loss emergence period (the forecasted losses include the impact of subsequent defaults of consumer TDRs). When a residential mortgage, home equity, auto or other consumer loan that has been modified in a TDR subsequently defaults, the present value of expected cash flows used in the measurement of the potential impairment loss is generally limited to the expected net proceeds from the sale of the loan’s underlying collateral and any resulting impairment loss is reflected as a charge-off or an increase in ALLL. When a credit card loan that has been modified in a TDR subsequently defaults, the calculation of the impairment loss is consistent with the Bancorp’s calculation for other credit card loans that have become 90 days or more past due.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a summary of subsequent defaults of TDRs that occurred during the three months ended June 30, 2014 and 2013 and within 12 months of the restructuring date:

June 30, 2014 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	3	$6
Residential mortgage loans	40	6
Consumer:
Home equity	10	1
Automobile loans	2	—
Credit card	363	3

Total portfolio loans and leases	418	$16

June 30, 2013 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	1	$—
Commercial mortgage owner-occupied loans	4	1
Residential mortgage loans	55	8
Consumer:
Home equity	20	1
Credit card	411	2

Total portfolio loans and leases	491	$12

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

The following table provides a summary of subsequent defaults that occurred during the six months ended June 30, 2014 and 2013 and within 12 months of the restructuring date:

June 30, 2014 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	9	$20
Commercial mortgage owner-occupied loans	2	3
Residential mortgage loans	81	12
Consumer:
Home equity	20	1
Automobile loans	4	—
Credit card	870	6

Total portfolio loans and leases	986	$42

June 30, 2013 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	2	$—
Commercial mortgage owner-occupied loans	4	1
Residential mortgage loans	226	37
Consumer:
Home equity	34	2
Automobile loans	3	—
Credit card	926	6

Total portfolio loans and leases	1,195	$46

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

7. Bank Premises and Equipment

The following table provides a summary of bank premises and equipment as of:

($ in millions)	June 30, 2014	December 31, 2013
Land and improvements	$826	838
Buildings	1,779	1,763
Equipment	1,647	1,581
Leasehold improvements	406	397
Construction in progress	98	118
Accumulated depreciation and amortization	(2,265)	(2,166)

Total	$2,491	2,531

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

At June 30, 2014, land and improvements include $169 million associated with parcels of undeveloped land intended for future branch expansion. The Bancorp monitors changing customer preferences associated with the channels they use for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience of its retail transaction network. As part of this ongoing assessment, during the second quarter of 2014, the Bancorp determined that it is no longer fully committed to maintaining full-service branches at six of its existing banking center locations. Similarly, the Bancorp also determined that it is no longer fully committed to building banking centers on certain parcels of land which had been held for future branch expansion. In light of these developments, the Bancorp determined that an assessment of the recoverability of these long-lived assets was warranted. For the branches and parcels of land where the sum of the expected undiscounted future cash flows attributable to the asset group was less than the related carrying amount, an aggregate impairment loss of $17 million was recognized during the three months ended June 30, 2014. The Bancorp’s assessment of the recoverability of these asset groups requires the exercise of judgment in projecting the extent and nature of their future use and the related cash flows which may be impacted by unanticipated events or circumstances. Refer to the Risk Factors section in Part II, Item 1A for further information regarding the risks associated with changes in the Bancorp’s retail distribution strategy.

8. Intangible Assets

Intangible assets consist of core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. Intangible assets have an estimated remaining weighted-average life at June 30, 2014 of 4.4 years.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 30, 2014
Core deposit intangibles	$122	(110)	12
Other	45	(40)	5

Total intangible assets	$167	(150)	17

As of December 31, 2013
Core deposit intangibles	$154	(141)	13
Other	45	(39)	6

Total intangible assets	$199	(180)	19

As of June 30, 2014, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets for the three months ended June 30, 2014 and 2013 was $1 million and $2 million, respectively. For the six months ended June 30, 2014 and 2013, amortization expense was $2 million and $4 million, respectively.

The Bancorp’s projections of amortization expense shown below are based on existing asset balances as of June 30, 2014. Future amortization expense may vary from these projections. Estimated amortization expense for the remainder of 2014 through 2018 is as follows:

($ in millions)	Total
Remainder of 2014	$2
2015	2
2016	2
2017	2
2018	2

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

9. Variable Interest Entities

The Bancorp, in the normal course of business, engages in a variety of activities that involve VIEs, which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. For certain investment funds, the primary beneficiary is the enterprise that will absorb a majority of the fund’s expected losses or receive a majority of the fund’s expected residual returns. The Bancorp evaluates its interests in certain entities to determine if these entities meet the definition of a VIE and whether the Bancorp is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Bancorp is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Bancorp is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate.

Consolidated VIEs

The following table provides a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Bancorp’s Condensed Consolidated Balance Sheets as of:

June 30, 2014 ($ in millions)	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$158	—	158
Commercial mortgage loans	—	48	48
Automobile loans	3,200	—	3,200
ALLL	(9)	(11)	(20)
Other assets	30	2	32

Total assets	$3,379	39	3,418

Liabilities:
Other liabilities	$6	—	6
Long-term debt	3,333	—	3,333

Total liabilities	$3,339	—	3,339

Noncontrolling interests	$—	39	39

December 31, 2013 ($ in millions)	Automobile Loan Securitization	CDC Investments	Total
Assets:
Cash and due from banks	$49	—	49
Commercial mortgage loans	—	48	48
Automobile loans	1,010	—	1,010
ALLL	(2)	(13)	(15)
Other assets	11	2	13

Total assets	$1,068	37	1,105

Liabilities
Other liabilities	$1	—	1
Long-term debt	1,048	—	1,048

Total liabilities	$1,049	—	1,049

Noncontrolling interests	$—	37	37

Automobile Loan Securitizations

In securitizations that occurred in August of 2013, February of 2014 and June of 2014, the Bancorp transferred an aggregate amount of $4.0 billion in fixed-rate consumer automobile loans to bankruptcy remote trusts which were deemed to be VIEs. The primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIEs and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp concluded that it is the primary beneficiary of the VIEs and, therefore, has consolidated these VIEs. The assets of the VIEs are restricted to the settlement of the notes and other obligations of the VIEs. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

CDC Investments

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor members’ investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Bancorp’s Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at June 30, 2014 and December 31, 2013 was $22 million and $21 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Bancorp’s Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities:

As of June 30, 2014 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,417	364	1,417
Private equity investments	208	—	299
Loans provided to VIEs	1,847	—	2,996
Automobile loan securitization	3	—	3

As of December 31, 2013 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,436	407	1,436
Private equity investments	204	—	294
Loans provided to VIEs	1,830	—	2,792
Automobile loan securitization	4	—	4
Restructured loans	1	—	1

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, as of June 30, 2014 and December 31, 2013, the unfunded commitment amounts to the funds were $91 million and $90 million, respectively. The Bancorp made capital contributions of $5 million and $11 million, respectively, to private equity funds during the three months ended June 30, 2014 and 2013. The Bancorp made capital contributions of $12 million and $14 million, respectively, to private equity funds during the six months ended June 30, 2014 and 2013.

Loans Provided to VIEs

The Bancorp has provided funding to certain unconsolidated VIEs sponsored by third parties. These VIEs are generally established to finance certain consumer and small business loans originated by third parties. The entities are primarily funded through the issuance of a loan from the Bancorp or a syndication through which the Bancorp is involved. The sponsor/administrator of the entities is responsible for servicing the underlying assets in the VIEs. Because the sponsor/administrator, not the Bancorp, holds the servicing responsibilities, which include the establishment and employment of default mitigation policies and procedures, the Bancorp does not hold the power to direct the activities that most significantly impact the economic performance of the entity and, therefore, is not the primary beneficiary.

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, are included in the previous tables for all periods presented. As of June 30, 2014 and December 31, 2013, the Bancorp’s unfunded commitments to these entities were $1.1 billion and $962 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Restructured Loans

As part of loan restructuring efforts, the Bancorp received equity capital from certain borrowers to facilitate the restructuring of the borrower’s loans. These borrowers met the definition of a VIE because the Bancorp was involved in their refinancing and because their equity capital was insufficient to fund ongoing operations. The Bancorp accounted for its equity capital investments in these VIEs under the equity method or cost method based on its percentage of ownership and ability to exercise significant influence.

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs was limited to the equity capital investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. The Bancorp had outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets. The Bancorp had no unfunded loan commitments to these VIEs as of June 30, 2014 and December 31, 2013. The loans to these VIEs are included in the Bancorp’s overall analysis of the ALLL. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

10. Sales of Receivables and Servicing Rights

Automobile Loan Securitization

In March of 2013, the Bancorp recognized an immaterial loss on the securitization and sale of certain automobile loans with a carrying amount of approximately $509 million. The Bancorp utilized a securitization trust to facilitate the securitization process. The trust issued asset-backed securities in the form of notes and equity certificates, with varying levels of credit subordination and payment priority. The Bancorp does not hold any of the notes or equity certificates issued by the trust, and the investors in these securities have no credit recourse to the Bancorp’s assets for failure of debtors to pay when due. As part of the sale, the Bancorp obtained servicing responsibilities and recognized a servicing right with an initial fair value of $6 million.

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during the three and six months ended June 30, 2014 and 2013. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2014	2013	2014	2013
Residential mortgage loan sales	$1,523	7,122	3,195	14,010
Origination fees and gains on loan sales	42	150	84	319
Gross mortgage servicing fees	62	62	125	124

Servicing Rights

The following table presents changes in the servicing rights related to residential mortgage and automobile loans for the six months ended June 30:

($ in millions)	2014	2013
Carrying amount before valuation allowance as of the beginning of the period	$1,440	1,358
Servicing rights that result from the transfer of residential mortgage loans	44	150
Servicing rights that result from the transfer of automobile loans	—	6
Amortization	(56)	(105)

Carrying amount before valuation allowance	1,428	1,409

Valuation allowance for servicing rights:
Beginning balance	(469)	(661)
(Provision for) recovery of MSR impairment	(28)	151

Ending balance	(497)	(510)

Carrying amount as of the end of the period	$931	899

Amortization expense recognized on servicing rights for the three months ended June 30, 2014 and 2013 was $33 million and $52 million, respectively. For the six months ended June 30, 2014 and 2013, amortization expense was $56 million and $105 million, respectively. The Bancorp’s projections of amortization expense shown below are based on existing asset balances as of June 30, 2014. Future amortization expense may vary from these projections. Estimated amortization expense for the remainder of 2014 through 2018 is as follows:

($ in millions)	Total
Remainder of 2014	$76
2015	140
2016	125
2017	112
2018	100

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

The following table displays the beginning and ending fair value of the servicing rights for the six months ended June 30:

($ in millions)	2014	2013
Fixed rate residential mortgage loans:
Beginning balance	$929	664
Ending balance	893	855
Adjustable rate residential mortgage loans:
Beginning balance	38	33
Ending balance	35	39
Fixed rate automobile loans:
Beginning balance	4	—
Ending balance	3	5

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Condensed Consolidated Statements of Income:

	For the three months		For the six months
	ended June 30,		ended June 30,
($ in millions)	2014	2013	2014	2013
Securities gains, net - non-qualifying hedges on MSRs	$—	6	—	8
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	38	(30)	61	(37)
(Provision for) recovery of MSR impairment (Mortgage banking net revenue)	(32)	102	(28)	151

As of June 30, 2014 and 2013, the key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended were as follows:

		June 30, 2014				June 30, 2013
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate
Residential mortgage loans:
Servicing rights	Fixed	6.3	11.8%	10.0%	N/A	7.4	8.9%	10.3%	N/A
Servicing rights	Adjustable	3.7	22.3	11.8	N/A	3.7	22.5	11.5	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At June 30, 2014 and December 31, 2013, the Bancorp serviced $68.1 billion and $69.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At June 30, 2014, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed				Residual Servicing
				Assumption				Cash Flows
		Fair	Weighted- Average Life (in		Impact of Adverse Change on Fair Value			Discount	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value	years)	Rate	10%	20%	50%	Rate	10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$893	6.4	11.1%	$(39)	(75)	(168)	9.9%	$(33)	(64)
Servicing rights	Adjustable	35	3.1	26.5	(2)	(3)	(6)	11.8	(1)	(2)

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of June 30, 2014 and December 31, 2013, the balance of collateral held by the Bancorp for derivative assets was $589 million and $514 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of June 30, 2014 and December 31, 2013 was $9 million and $12 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of June 30, 2014 and December 31, 2013, the balance of collateral posted by the Bancorp for derivative liabilities was $568 million and $559 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of June 30, 2014, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
June 30, 2014 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$3,855	350	7

Total fair value hedges		350	7

Cash flow hedges:
Interest rate swaps related to C&I loans	2,200	35	—

Total cash flow hedges		35	—

Total derivatives designated as qualifying hedging instruments		385	7

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes
Interest rate contracts related to MSRs	5,362	176	5
Forward contracts related to held for sale mortgage loans	1,074	—	11
Stock warrant associated with Vantiv Holding, LLC	685	412	—
Swap associated with the sale of Visa, Inc. Class B shares	895	—	54

Total free-standing derivatives - risk management and other business purposes		588	70

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	27,383	300	309
Interest rate lock commitments	836	17	—
Commodity contracts	3,684	100	100
Foreign exchange contracts	18,121	175	142

Total free-standing derivatives - customer accommodation		592	551

Total derivatives not designated as qualifying hedging instruments		1,180	621

Total		$1,565	628

		Fair Value
December 31, 2013 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$3,205	292	13

Total fair value hedges		292	13

Cash flow hedges:
Interest rate swaps related to C&I loans	2,200	40	21

Total cash flow hedges		40	21

Total derivatives designated as qualifying hedging instruments		332	34

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes
Interest rate contracts related to MSRs	4,092	141	14
Forward contracts related to held for sale mortgage loans	1,448	13	1
Stock warrant associated with Vantiv Holding, LLC	664	384	—
Swap associated with the sale of Visa, Inc. Class B shares	947	—	48

Total free-standing derivatives - risk management and other business purposes		538	63

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	28,112	329	339
Interest rate lock commitments	924	12	1
Commodity contracts	3,300	66	65
Foreign exchange contracts	19,688	276	252

Total free-standing derivatives - customer accommodation		683	657

Total derivatives not designated as qualifying hedging instruments		1,221	720

Total		$1,553	754

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of June 30, 2014 and December 31, 2013, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2014	2013	2014	2013
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$29	(127)	64	(194)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(30)	125	(67)	191

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure for which the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of June 30, 2014, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of June 30, 2014, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 66 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of June 30, 2014 and December 31, 2013, $22 million and $13 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. As of June 30, 2014, approximately $26 million of net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2014.

During the three and six months ended June 30, 2014 and 2013, there were no gains or losses reclassified from accumulated other comprehensive income into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the net gains (losses) recorded in the Condensed Consolidated Statements of Income and accumulated other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2014	2013	2014	2013
Amount of pretax net gains (losses) recognized in OCI	$19	(2)	34	(1)
Amount of pretax net gains reclassified from OCI into net income	11	10	21	31

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

In conjunction with the initial sale of Visa, Inc. Class B shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative. See Note 21 for further discussion of significant inputs and assumptions used in the valuation of this instrument.

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	Income Caption	2014	2013	2014	2013
Interest rate contracts:
Forward contracts related to mortgage loans held for sale	Mortgage banking net revenue	$(11)	174	(23)	171
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	38	(30)	61	(37)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(5)	3	(1)	5
Equity contracts:
Stock warrant associated with Vantiv Holding, LLC	Other noninterest income	63	76	28	110
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(16)	(5)	(15)	(12)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of June 30, 2014 and December 31, 2013, the total notional amount of the risk participation agreements was $1.2 billion and the fair value was a liability of $3 million, which is included in interest rate contracts for customers. As of June 30, 2014, the risk participation agreements had an average remaining life of 2.8 years.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2014	December 31, 2013
Pass	$1,194	1,153
Special mention	2	38
Substandard	37	12

Total	$1,233	1,203

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

		For the three months		For the six months
	Condensed Consolidated Statements of Income Caption	ended June 30,		ended June 30,
($ in millions)		2014	2013	2014	2013
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$5	9	9	14
Interest rate contracts for customers (credit losses)	Other noninterest expense	(1)	(2)	(1)	(3)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	3	1	4
Interest rate lock commitments	Mortgage banking net revenue	38	(58)	74	(2)
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	2	2	3	4
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	(1)	—	(1)
Foreign exchange contracts:
Foreign exchange contracts - customers (contract revenue)	Corporate banking revenue	17	20	32	38
Foreign exchange contracts - customers (credit portion of fair value adjustment)	Other noninterest expense	—	(1)	2	(1)

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

Collateral amounts included in the table below consist primarily of cash and highly-rated government-backed securities.

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the
		Condensed Consolidated Balance Sheets
June 30, 2014 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,136	(238)	(480)	$418

Total assets	1,136	(238)	(480)	418
Liabilities
Derivatives	628	(238)	(283)	107

Total liabilities	$628	(238)	(283)	$107

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

December 31, 2013 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,157	(321)	(390)	$446

Total assets	1,157	(321)	(390)	446
Liabilities
Derivatives	753	(321)	(302)	130

Total liabilities	$753	(321)	(302)	$130

(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)	Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

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

On April 25, 2014, the Bank issued and sold $1.5 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of $850 million of 2.375% senior fixed rate notes, with a maturity of five years, due on April 25, 2019; and $650 million of 1.35% senior fixed rate notes with a maturity of three years, due on June 1, 2017. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

As previously discussed in Note 9, consolidated VIEs of the Bancorp issued $2.8 billion of asset-backed securities related to automobile loan securitizations during the six months ended June 30, 2014. Third-party holders of the debt associated with this transaction do not have recourse to the general assets of the Bancorp.

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

During 2013 and the six months ended June 30, 2014, the Bancorp entered into a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the six months ended June 30, 2014:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
November 18, 2013	$200	8,538,423	1,132,495	9,670,918	March 5, 2014
December 13, 2013	456	19,084,195	2,294,932	21,379,127	March 31, 2014
January 31, 2014	99	3,950,705	602,109	4,552,814	March 31, 2014
May 1, 2014	150	6,216,480	1,016,514	7,232,994	July 21, 2014

Preferred Stock Offering

On June 5, 2014, the Bancorp issued in a registered public offering 300,000 depositary shares, representing 12,000 shares of 4.90% fixed-to-floating rate non-cumulative Series J perpetual preferred stock, for net proceeds of $297 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends, on a non-cumulative, semi-annual basis, at an annual rate of 4.90% through but excluding September 30, 2019, at which time it converts to a quarterly floating rate dividend of three-month LIBOR plus 3.129%. Subject to any required regulatory approval, the Bancorp may redeem the Series J preferred shares at its option, in whole or in part, at any time on or after September 30, 2019, or any time prior following a regulatory capital event. The Series J preferred shares are not convertible into Bancorp common shares or any other securities.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	June 30, 2014	December 31, 2013
Commitments to extend credit	$62,121	62,050
Letters of credit	3,978	4,129
Forward contracts to sell mortgage loans	1,074	1,448
Noncancelable lease obligations	728	746
Capital commitments for private equity investments	91	90
Purchase obligations	86	84
Capital expenditures	30	33
Capital lease obligations	16	19

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2014 and December 31, 2013, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $142 million and $162 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2014	December 31, 2013
Pass	$61,290	61,364
Special mention	372	369
Substandard	458	316
Doubtful	1	1

Total	$62,121	62,050

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of June 30, 2014:

($ in millions)
Less than 1 year(a)	$2,008
1 - 5 years(a)	1,916
Over 5 years	54

Total	$3,978

(a)	Includes $39 and $16 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 99% of total letters of credit at June 30, 2014 compared to 97% at December 31, 2013 and are considered guarantees in accordance with U.S. GAAP. Approximately 64% and 48% of the total standby letters of credit were collateralized as of June 30, 2014 and December 31, 2013, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $1 million at June 30, 2014 and $2 million at December 31, 2013. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2014	December 31, 2013
Pass	$3,500	3,651
Special mention	140	99
Substandard	318	355
Doubtful	20	24

Total	$3,978	4,129

At June 30, 2014 and December 31, 2013, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of June 30, 2014 and December 31, 2013, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $2.0 billion and $2.1 billion of which FTS acted as the remarketing agent to issuers on $1.7 billion and $1.8 billion, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, on $1.4 billion and $1.5 billion to the VRDNs remarketed by FTS, in addition to $257 million and $300 million in VRDNs remarketed by third parties at June 30, 2014 and December 31, 2013, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $31 million at June 30, 2014 and $37 million at December 31, 2013. As of June 30, 2014 and December 31, 2013, the Bancorp maintained a reserve of $4 million and $10 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. During 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

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

The Bancorp maintained reserves related to these loans sold with representation and warranty provisions, which were included in other liabilities on the Condensed Consolidated Balance Sheets, totaling $36 million and $44 million as of June 30, 2014 and December 31, 2013, respectively.

The Bancorp uses the best information available to it in estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of June 30, 2014, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $52 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions discussed above to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possibly losses, depending on the outcome of various factors, including those noted above.

For the three months ended June 30, 2014 and 2013, the Bancorp paid $2 million and $10 million, respectively, in the form of make whole payments and repurchased $17 million and $21 million, respectively, in outstanding principal of loans to satisfy investor demands. For the six months ended June 30, 2014 and 2013, the Bancorp paid $9 million and $23 million, respectively, in the form of make whole payments and repurchased $40 million and $51 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended June 30, 2014 and 2013 were $25 million and $64 million, respectively. Total repurchase demand requests during the six months ended June 30, 2014 and 2013 were $59 million and $131 million, respectively. Total outstanding repurchase demand inventory was $9 million at June 30, 2014 compared to $46 million at December 31, 2013.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2014	2013	2014	2013
Balance, beginning of period	$38	112	44	110
Net additions to the reserve	1	18	4	37
Losses charged against the reserve	(3)	(13)	(12)	(30)

Balance, end of period	$36	117	36	117

The following table provides a rollforward of unresolved demands by claimant type for the six months ended June 30, 2014:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	264	$41	33	$5
New demands	464	59	10	—
Loan paydowns/payoffs	(24)	(2)	(2)	(1)
Resolved demands	(656)	(90)	(34)	(3)

Balance, end of period	48	$8	7	$1

The following table provides a rollforward of unresolved demands by claimant type for the six months ended June 30, 2013:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	294	$48	124	$19
New demands	954	129	153	2
Loan paydowns/payoffs	(7)	(2)	(7)	(1)
Resolved demands	(907)	(128)	(233)	(14)

Balance, end of period	334	$47	37	$6

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $590 million and $579 million at June 30, 2014 and December 31, 2013, respectively, and the delinquency rates were 3.5% and 4.4% at

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2014 and December 31, 2013, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $13 million and $16 million at June 30, 2014 and December 31, 2013, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $13 million and $12 million at June 30, 2014 and December 31, 2013, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at June 30, 2014.

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

In 2009, the Bancorp completed the sale of Visa, Inc. Class B shares and entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which the Covered Litigation is settled. See Note 21 for additional information on the valuation of the swap. The counterparty to the swap as a result of its ownership of the Class B shares will be impacted by dilutive adjustments to the conversion rate of the Class B shares into Class A shares caused by any Covered Litigation losses in excess of the litigation escrow account. If actual judgments in, or settlements of, the Covered Litigation significantly exceed current expectations, then additional funding by Visa of the litigation escrow account and the resulting dilution of the Class B shares could result in a scenario where the Bancorp’s ultimate exposure associated with the Covered Litigation (the “Visa Litigation Exposure”) exceeds the value of the Class B shares owned by the swap counterparty (the “Class B Value”). In the event the Bancorp concludes that it is probable that the Visa Litigation Exposure exceeds the Class B Value, the Bancorp would record a litigation reserve liability and a corresponding amount of other noninterest expense for the amount of the excess. Any such litigation reserve liability would be separate and distinct from the fair value derivative liability associated with the total return swap.

As of the date of the Bancorp’s sale of Visa Class B shares and through June 30, 2014, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $54 million and $48 million at June 30, 2014 and December 31, 2013, respectively. Refer to Note 16 for further information.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

16. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 15 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. The court entered a Class Settlement Preliminary Approval Order in November 2012. Pursuant to the terms of the settlement agreement, the Bancorp paid $46 million into a class settlement escrow account. Previously, the Bancorp paid an additional $4 million in another settlement escrow in connection with the settlement of claims from plaintiffs not included in the class action. More than 7,900 merchants have requested exclusion from the class settlement. Pursuant to the terms of the settlement agreement, 25% of the funds paid into the class settlement escrow account have been returned to the control of the defendants through Class Exclusion Takedown Payments. Approximately 460 of the merchants who requested exclusion from the class have filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. The federal lawsuits have been transferred to the United States District Court for the Eastern District of New York. The Bancorp was not named as a defendant in any of the federal lawsuits, but may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. In addition, one merchant filed a separate state court lawsuit against Visa, MasterCard and certain other defendants, including the Bancorp, alleging similar antitrust violations. On January 14, 2014, the court entered a final order approving the class settlement. A number of merchants have filed appeals from that approval. Refer to Note 15 for further information.

In 2008, two cases were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain officers styled Dudenhoeffer v Fifth Third Bancorp et al. Case No. 1:08-cv-538. The complaints alleged violations of ERISA based on allegations similar to those set forth in the previously reported securities class action cases. The ERISA actions were dismissed by the trial court, but the Sixth Circuit Court of Appeals reversed the trial court decision. The Bancorp petitioned the United States Supreme Court to review and reverse the Sixth Circuit decision and sought a stay of proceedings in the trial court pending appeal. On December 13, 2013, the Supreme Court granted certiorari and agreed to hear the appeal. Oral argument was held on April 2, 2014 and on June 25, 2014 the Supreme Court unanimously vacated the Sixth Circuit decision and remanded the case for further proceedings consistent with the standards articulated in its decision. The Supreme Court is expected to issue its mandate remanding the case back to the Sixth Circuit Court of Appeals in the next 30-90 days.

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

The Bancorp and/or its affiliates are involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory bodies regarding their respective businesses. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement authorities such as the Department of Justice or a United States Attorney. Among other matters, the Bancorp has been cooperating with the Department of Justice and the Department of Housing and Urban Development in a civil investigation regarding compliance with requirements relating to certain Federal Housing Agency-insured loans originated by affiliates of the Bancorp. The investigation could lead to a demand under the federal False Claims Act and the federal Financial Institutions Reform, Recovery and Enforcement Act of 1989, which allow up to treble and other special damages substantially in excess of actual losses. Additionally, the Bancorp is also cooperating with an investigation by the Department of Justice to determine whether the Bank engaged in any discriminatory practices in connection with the Bank’s indirect automobile loan portfolio. Any claim resulting from this investigation could include direct and indirect damages and civil money penalties.

The Bancorp is party to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. A reserve for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such reserve is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts reserved. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal proceedings including the matters discussed above in an aggregate amount up to approximately $104 million in excess

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

of amounts reserved, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

17. Related Party Transactions

The Bancorp’s ownership position in Vantiv Holding, LLC was reduced in the second quarter of 2014 when the Bancorp sold an approximate three percent interest and recognized a $125 million gain. The Bancorp’s remaining approximate 23% ownership in Vantiv Holding, LLC was accounted for as an equity method investment in the Bancorp’s Condensed Consolidated Financial Statements and had a carrying value of $384 million as of June 30, 2014.

As of June 30, 2014, the Bancorp continued to hold approximately 43 million Class B units of Vantiv Holding, LLC and a warrant to purchase approximately 20.4 million Class C non-voting units of Vantiv Holding, LLC, both of which may be exchanged for Class A Common Stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc.’s option for cash. In addition, the Bancorp holds approximately 43 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions. The outstanding balance of loans to Vantiv Holding, LLC was $207 million and $348 million at June 30, 2014 and December 31, 2013, respectively.

18. Income Taxes

The Bancorp’s provision for income taxes was $167 million and $250 million for the three months ended June 30, 2014 and 2013, respectively. The provision for income taxes was $287 million and $429 million for the six months ended June 30, 2014 and 2013, respectively. The effective tax rates for the three months ended June 30, 2014 and 2013 were 27.6% and 29.7%, respectively. The effective tax rates for the six months ended June 30, 2014 and 2013 were 27.5% and 30.0%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2014 compared to the same period in the prior year was due to a decrease of income before income taxes. The decrease in the effective tax rate for the six months ended June 30, 2014 compared to the same period in the prior year was primarily due to a non-cash charge recognized during the period ended March 31, 2013 related to previously recognized tax benefits associated with stock-based awards that were not realized and a decrease of income before income taxes.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

19. Accumulated Other Comprehensive Income

The activity of the components of other comprehensive income and accumulated other comprehensive income for the three months ended June 30, 2014 and 2013 was as follows:

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
June 30, 2014
Unrealized holding gains on available-for-sale securities arising during period	$288	(100)	188
Reclassification adjustment for net gains included in net income	(14)	5	(9)

Net unrealized gains on available-for-sale securities	274	(95)	179	231	179	410
Unrealized holding gains on cash flow hedge derivatives arising during period	19	(7)	12
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(11)	5	(6)

Net unrealized gains on cash flow hedge derivatives	8	(2)	6	16	6	22
Reclassification of amounts to net periodic benefit costs	1	—	1

Defined benefit plans, net	1	—	1	(51)	1	(50)

Total	$283	(97)	186	196	186	382

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
June 30, 2013
Unrealized holding losses on available-for-sale securities arising during period	$(324)	113	(211)
Reclassification adjustment for net losses included in net income	51	(18)	33

Net unrealized gains on available-for-sale securities	(273)	95	(178)	381	(178)	203
Unrealized holding losses on cash flow hedge derivatives arising during period	(2)	—	(2)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(10)	4	(6)

Net unrealized gains on cash flow hedge derivatives	(12)	4	(8)	37	(8)	29
Reclassification of amounts to net periodic benefit costs	3	(1)	2

Defined benefit plans, net	3	(1)	2	(85)	2	(83)

Total	$(282)	98	(184)	333	(184)	149

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The activity of the components of other comprehensive income and accumulated other comprehensive income for the six months ended June 30, 2014 and 2013 was as follows:

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
June 30, 2014
Unrealized holding gains on available-for-sale securities arising during period	$461	(160)	301
Reclassification adjustment for net gains included in net income	(19)	7	(12)

Net unrealized gains on available-for-sale securities	442	(153)	289	121	289	410
Unrealized holding gains on cash flow hedge derivatives arising during period	34	(12)	22
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(21)	8	(13)

Net unrealized gains on cash flow hedge derivatives	13	(4)	9	13	9	22
Reclassification of amounts to net periodic benefit costs	3	(1)	2

Defined benefit plans, net	3	(1)	2	(52)	2	(50)

Total	$458	(158)	300	82	300	382

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
June 30, 2013
Unrealized holding losses on available-for-sale securities arising during period	$(380)	133	(247)
Reclassification adjustment for net losses included in net income	58	(20)	38

Net unrealized gains on available-for-sale securities	(322)	113	(209)	412	(209)	203
Unrealized holding losses on cash flow hedge derivatives arising during period	(1)	—	(1)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(31)	11	(20)

Net unrealized gains on cash flow hedge derivatives	(32)	11	(21)	50	(21)	29
Reclassification of amounts to net periodic benefit costs	6	(2)	4

Defined benefit plans, net	6	(2)	4	(87)	4	(83)

Total	$(348)	122	(226)	375	(226)	149

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of accumulated other comprehensive income:

Components of AOCI: ($ in millions)	Affected Line Item in the Condensed Consolidated Statements of Income	For the three months ended June 30,		For the six months ended June 30,
		2014	2013	2014	2013
Net unrealized gains on available-for-sale securities: (b)
Net gains (losses) included in net income	Securities gains, net	$14	(51)	19	(58)

	Income before income taxes	14	(51)	19	(58)
	Applicable income tax expense	(5)	18	(7)	20

	Net income	9	(33)	12	(38)

Net unrealized gains on cash flow hedge derivatives: (b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	11	10	21	32
Interest rate contracts related to long-term debt	Interest on long-term debt	—	—	—	(1)

	Income before income taxes	11	10	21	31
	Applicable income tax expense	(5)	(4)	(8)	(11)

	Net income	6	6	13	20

Net periodic benefit costs: (b)
Amortization of net actuarial loss	Employee benefits expense (a)	(1)	(3)	(3)	(6)

	Income before income taxes	(1)	(3)	(3)	(6)
	Applicable income tax expense	—	1	1	2

	Net income	(1)	(2)	(2)	(4)

Total reclassifications for the period	Net income	$14	(29)	23	(22)

(a)	This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 for information on the computation of net periodic benefit cost.
(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

20. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	2014			2013
For the three months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$439			591
Dividends on preferred stock	23			9

Net income available to common shareholders	416			582
Less: Income allocated to participating securities	4			4

Net income allocated to common shareholders	$412	838	0.49	578	859	0.67

Earnings per diluted share:
Net income available to common shareholders	$416			582
Effect of dilutive securities:
Stock-based awards	—	10		—	6
Series G convertible preferred stock	—	—		9	36

Net income available to common shareholders	416			591
plus assumed conversions
Less: Income allocated to participating securities	4			4

Net income allocated to common shareholders plus assumed conversions	$412	848	0.49	587	901	0.65

	2014			2013
For the six months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$756			1,013
Dividends on preferred stock	32			18

Net income available to common shareholders	724			995
Less: Income allocated to participating securities	6			7

Net income allocated to common shareholders	$718	842	0.85	988	865	1.14

Earnings per diluted share:
Net income available to common shareholders	$724			995
Effect of dilutive securities:
Stock-based awards	—	11		—	6
Series G convertible preferred stock	—	—		18	36

Net income available to common shareholders	724			1,013
plus assumed conversions
Less: Income allocated to participating securities	6			7

Net income allocated to common shareholders plus assumed conversions	$718	853	0.84	1,006	907	1.11

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three and six months ended June 30, 2014 excludes 13 million and 12 million, respectively, of stock appreciation rights and an immaterial amount of stock options. The diluted earnings per share computation for the three and six months ended June 30, 2013 excludes 25 million and 26 million, respectively, of stock appreciation rights. The diluted earnings per share computation excludes an immaterial amount of stock options for the three months ended June 30, 2013 and 2 million of stock options for the six months ended June 30, 2013.

The diluted earnings per share computation for the three and six months ended June 30, 2014 excludes the impact of the forward contract related to the May 1, 2014 accelerated share repurchase transaction. Based upon the average daily volume weighted average price of the Bancorp’s common stock during the second quarter of 2014, the counterparty to the transaction would have been required to deliver approximately 1 million shares as of June 30, 2014, and thus the impact of the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

The diluted earnings per share computation for the three and six months ended June 30, 2013 excludes the impact of the forward contract related to the May 21, 2013 accelerated share repurchase transaction. Based upon the average daily volume weighted average price of the Bancorp’s common stock during the second quarter of 2013, the counterparty to the transaction would have been required to deliver approximately 5 million shares as of June 30, 2013, and thus the impact of the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

21. Fair Value Measurements

The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For more information regarding the fair value hierarchy, see Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using
June 30, 2014 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and government agencies	$26	—	—	26
U.S. Government sponsored agencies	—	1,630	—	1,630
Obligations of states and political subdivisions	—	194	—	194
Agency mortgage-backed securities	—	14,016	—	14,016
Other bonds, notes and debentures	—	6,218	—	6,218
Other securities(a)	84	47	—	131

Available-for-sale securities(a)	110	22,105	—	22,215
Trading securities:
U.S. Government sponsored agencies	—	6	—	6
Obligations of states and political subdivisions	—	23	1	24
Agency mortgage-backed securities	—	8	—	8
Other bonds, notes and debentures	—	13	—	13
Other securities	310	—	—	310

Trading securities	310	50	1	361
Residential mortgage loans held for sale	—	598	—	598
Residential mortgage loans(b)	—	—	99	99
Derivative assets:
Interest rate contracts	—	861	17	878
Foreign exchange contracts	—	175	—	175
Equity contracts	—	—	412	412
Commodity contracts	13	87	—	100

Derivative assets	13	1,123	429	1,565

Total assets	$433	23,876	529	24,838

Liabilities:
Derivative liabilities:
Interest rate contracts	$11	319	2	332
Foreign exchange contracts	—	142	—	142
Equity contracts	—	—	54	54
Commodity contracts	29	71	—	100

Derivative liabilities	40	532	56	628
Short positions	18	3	—	21

Total liabilities	$58	535	56	649

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
December 31, 2013 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and Government agencies	$26	—	—	26
U.S. Government sponsored agencies	—	1,644	—	1,644
Obligations of states and political subdivisions	—	192	—	192
Agency mortgage-backed securities	—	12,284	—	12,284
Other bonds, notes and debentures	—	3,582	—	3,582
Other securities(a)	89	29	—	118

Available-for-sale securities(a)	115	17,731	—	17,846
Trading securities:
U.S. Treasury and Government agencies	1	—	—	1
U.S. Government sponsored agencies	—	4	—	4
Obligations of states and political subdivisions	—	12	1	13
Agency mortgage-backed securities	—	3	—	3
Other bonds, notes and debentures	—	7	—	7
Other securities	315	—	—	315

Trading securities	316	26	1	343
Residential mortgage loans held for sale	—	890	—	890
Residential mortgage loans(b)	—	—	92	92
Derivative assets:
Interest rate contracts	13	802	12	827
Foreign exchange contracts	—	276	—	276
Equity contracts	—	—	384	384
Commodity contracts	18	48	—	66

Derivative assets	31	1,126	396	1,553

Total assets	$462	19,773	489	20,724

Liabilities:
Derivative liabilities:
Interest rate contracts	$1	384	4	389
Foreign exchange contracts	—	252	—	252
Equity contracts	—	—	48	48
Commodity contracts	9	56	—	65

Derivative liabilities	10	692	52	754
Short positions	4	4	—	8

Total liabilities	$14	696	52	762

(a)	Excludes FHLB and FRB restricted stock totaling $249 and $350, respectively, at June 30, 2014 and $402 and $349, respectively, at December 31, 2013.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the three and six months ended June 30, 2014 and for the year ended December 31, 2013, no assets or liabilities were transferred between Level 1 and Level 2.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At June 30, 2014 and December 31, 2013, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a warrant associated with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

The warrant allows the Bancorp to purchase approximately 20 million incremental nonvoting units in Vantiv Holding, LLC and requires settlement under certain defined conditions involving change of control. The fair value of the warrant is calculated in conjunction with a third party valuation provider by applying Black-Scholes option valuation models using probability weighted scenarios which contain the following inputs: Vantiv, Inc. stock price, strike price per the Warrant Agreement and several unobservable inputs, such as expected term, expected volatility and expected dividend rate.

For the warrant, an increase in the expected term (years) and the expected volatility assumptions would result in an increase in the fair value; conversely, a decrease in these assumptions would result in a decrease in the fair value. The Accounting and Treasury Departments, both of which report to the Bancorp’s Chief Financial Officer, determined the valuation methodology for the warrant. Accounting and Treasury review changes in fair value on a quarterly basis for reasonableness based on changes in historical and implied volatilities, expected terms, probability weightings of the related scenarios, and other assumptions.

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

An increase in the loss estimate or a delay in the resolution of the Covered Litigation would result in an increase in fair value; conversely, a decrease in the loss estimate or an acceleration of the resolution of the Covered Litigation would result in a decrease in fair value. The Accounting and Treasury Departments determined the valuation methodology for the total return swap. Accounting and Treasury review the changes in fair value on a quarterly basis for reasonableness based on Visa stock price changes, litigation contingencies, and escrow funding.

The net fair value asset of the interest rate lock commitments at June 30, 2014 was $17 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the interest rate lock commitments of approximately $7 million and $14 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the interest rate lock commitments of approximately $8 million and $16 million, respectively. The decrease in fair value of interest rate lock commitments due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $2 million and $3 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $2 million and $3 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2014 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	103	13	305	422
Total gains or losses (realized/unrealized):
Included in earnings	—	1	37	48	86
Settlements	—	(5)	(35)	5	(35)

Ending balance	$1	99	15	358	473

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2014(c)	$—	1	16	48	65

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2013 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	81	48	174	304
Total gains or losses (realized/unrealized):
Included in earnings	—	(2)	(57)	71	12
Settlements	—	(4)	(21)	5	(20)
Transfers into Level 3(b)	—	8	—	—	8

Ending balance	$1	83	(30)	250	304

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2013(c)	$—	(2)	(27)	71	42

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2014 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	92	8	336	437
Total gains or losses (realized/unrealized):
Included in earnings	—	3	74	13	90
Settlements	—	(8)	(67)	9	(66)
Transfers into Level 3(b)	—	12	—	—	12

Ending balance	$1	99	15	358	473

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2014(c)	$—	3	17	13	33

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2013 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	76	57	144	$278
Total gains or losses (realized/unrealized):
Included in earnings	—	(1)	(1)	98	96
Settlements	—	(7)	(86)	8	(85)
Transfers into Level 3(b)	—	15	—	—	15

Ending balance	$1	83	(30)	250	$304

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2013(c)	$—	(1)	23	98	$120

(a)	Net interest rate derivatives include derivative assets and liabilities of $17 and $2, respectively, as of June 30, 2014 and $7 and $37, respectively, as of June 30, 2013. Net equity derivatives include derivative assets and liabilities of $412 and $54, respectively, as of June 30, 2014, and $287 and $37, respectively, as of June 30, 2013.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2014	2013	2014	2013
Mortgage banking net revenue	$39	(59)	76	(2)
Corporate banking revenue	—	—	1	—
Other noninterest income	47	71	13	98

Total gains	$86	12	90	96

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at June 30, 2014 and 2013 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2014	2013	2014	2013
Mortgage banking net revenue	$18	(29)	20	22
Other noninterest income	47	71	13	98

Total gains	$65	42	33	120

The following tables present information as of June 30, 2014 and 2013 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a recurring basis:

As of June 30, 2014 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$99	Loss rate model	Interest rate risk factor Credit risk factor	(16.6) - 19.5% 0 - 62.4%	4.6% 2.1%

IRLCs, net	17	Discounted cash flow	Loan closing rates	16.5 - 95.0%	62.7%

Stock warrant associated with Vantiv Holding, LLC	412	Black-Scholes option valuation model	Expected term (years) Expected volatility(a) Expected dividend rate	2.0 - 15.0 23.8 - 32.3% —	6.0 27.3% —

Swap associated with the sale of Visa, Inc. Class B shares	(54)	Discounted cash flow	Timing of the resolution of the Covered Litigation	6/30/15 - 12/31/2019	NM
			Proportional share of litigation loss estimate in excess of escrow funds	$1 - 19	$18

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2013 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$83	Loss rate model	Interest rate risk factor Credit risk factor	(22.1) - 45.6% 0 - 67.0%	3.8% 3.3%

IRLCs, net	(28)	Discounted cash flow	Loan closing rates	9.9 - 95.0%	63.0%

Stock warrant associated with Vantiv Holding, LLC	287	Black-Scholes option valuation model	Expected term (years) Expected volatility(a) Expected dividend rate	2.00 - 16.0 23.8 - 34.7% —	5.1 28.9% —

Swap associated with the sale of Visa, Inc. Class B shares	(37)	Discounted cash flow	Timing of the resolution of the Covered Litigation	3/31/2014 - 3/31/2017	NM

(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent those assets that were subject to fair value adjustments during the three and six months ended June 30, 2014 and 2013 and still held as of the end of the period, and the related losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period:

	Fair Value Measurements Using				Total Losses	Total Losses
As of June 30, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Commercial loans held for sale(a)	$—	—	45	45	(1)	(2)
Commercial and industrial loans	—	—	62	62	(83)	(124)
Commercial mortgage loans	—	—	76	76	(6)	(17)
Commercial construction loans	—	—	2	2	—	—
MSRs	—	—	928	928	(32)	(28)
OREO	—	—	124	124	(6)	(19)
Bank premises		—	15	15	(18)	(18)

Total	$—	—	1,252	1,252	(146)	(208)

	Fair Value Measurements Using				Total (Losses) Gains	Total (Losses) Gains
As of June 30, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Commercial loans held for sale(a)	$—	—	2	2	(1)	(5)
Commercial and industrial loans	—	—	83	83	(25)	(31)
Commercial mortgage loans	—	—	35	35	(8)	(25)
Commercial construction loans	—	—	8	8	(2)	(2)
MSRs	—	—	894	894	102	151
OREO	—	—	112	112	(7)	(29)

Total	$—	—	1,134	1,134	59	59

(a)	Includes commercial nonaccrual loans held for sale.

The following tables present information as of June 30, 2014 and 2013 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of June 30, 2014 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$45	Appraised value	Appraised value	NM	NM
			Cost to sell	NM	10.0%

Commercial and industrial loans	62	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	76	Appraised value	Collateral value	NM	NM

Commercial construction loans	2	Appraised value	Collateral value	NM	NM

MSRs	928	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 11.1% (Adjustable) 26.5%
			Discount rates	9.6 - 13.2%	(Fixed) 9.9% (Adjustable) 11.8%

OREO	124	Appraised value	Appraised value	NM	NM

Bank premises	15	Appraised value	Appraised value	NM	NM

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2013 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$2	Appraised value	Appraised value	NM	NM
			Cost to sell	NM	10.0%

Commercial and industrial loans	83	Appraised value	Default rates	100%	NM
			Collateral value	NM	NM

Commercial mortgage loans	35	Appraised value	Default rates	100%	NM
			Collateral value	NM	NM

Commercial construction loans	8	Appraised value	Default rates	100%	NM
			Collateral value	NM	NM

MSRs	894	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 11.8% (Adjustable) 25.9%
			Discount rates	9.4 - 18.0%	(Fixed) 10.4% (Adjustable) 11.6%

OREO	112	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

The Bancorp transferred $1 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at fair value during the three and six months ended June 30, 2014. The Bancorp transferred $2 million and $5 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at fair value during the three and six months ended June 30, 2013. There were no fair value adjustments taken on these loans for the three months ended June 30, 2014 and $1 million in fair value adjustments during the six months ended June 30, 2014. Fair value adjustments were immaterial during the three months ended June 30, 2013 and $4 million during the six months ended June 30, 2013. The fair value adjustments were generally based on appraisals of the underlying collateral and were, therefore, classified within Level 3 of the valuation hierarchy. Additionally, fair value adjustments on existing loans held for sale were $1 million for the three and six months ended June 30, 2014 and June 30, 2013. The fair value adjustments were also based on appraisals of the underlying collateral. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement.

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

Commercial loans held for investment

During the three and six months ended June 30, 2014 and 2013, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage, and commercial construction loans held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table. Commercial Credit Risk, which reports to the Chief Risk and Credit Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

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

OREO

During the three and six months ended June 30, 2014 and 2013, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

are primarily due to declines in real estate values of the properties recorded in OREO. These losses include $3 million and $6 million in losses, recorded as charge-offs, on new OREO properties transferred from loans during the three and six months ended June 30, 2014, respectively, and $2 million and $15 million for the three and six months ended June 30, 2013, respectively. These losses also include $3 million and $13 million in losses for the three and six months ended June 30, 2014, respectively, and $5 million and $14 million in losses for the three and six months ended June 30, 2013, respectively, recorded as negative fair value adjustments on OREO in other noninterest income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Bank Premises

The Bancorp monitors consumer preferences for banking interactions and related customer behavior patterns in an effort to ensure that its retail distribution network is both responsive to such trends and efficient. As part of this ongoing assessment, during the second quarter of 2014, the Bancorp determined that it is no longer fully committed to maintaining six of its existing full-service branches and to building banking centers on certain parcels of land which had been held for future branch expansion. As a result, the Bancorp recognized an impairment charge during the second quarter of 2014. The fair value amounts were generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. For further information, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

Fair value changes recognized in earnings for instruments held at June 30, 2014 and 2013 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $29 million for the three and six months ended June 30, 2014, respectively, and included an immaterial amount of gains for the three and six months ended June 30, 2013. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $2 million at June 30, 2014 and December 31, 2013. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

	Aggregate	Aggregate Unpaid
($ in millions)	Fair Value	Principal Balance	Difference
June 30, 2014
Residential mortgage loans measured at fair value	$697	668	29
Past due loans of 90 days or more	1	2	(1)
Nonaccrual loans	2	2	—

December 31, 2013
Residential mortgage loans measured at fair value	982	962	20
Past due loans of 90 days or more	1	2	(1)
Nonaccrual loans	2	2	—

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

As of June 30, 2014 ($ in millions)	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,312	3,312	—	—	3,312
Other securities	599	—	599	—	599
Held-to-maturity securities	194	—	—	194	194
Other short-term investments	2,386	2,386	—	—	2,386
Loans held for sale	84	—	—	84	84
Portfolio loans and leases:
Commercial and industrial loans	40,578	—	—	41,505	41,505
Commercial mortgage loans	7,629	—	—	7,266	7,266
Commercial construction loans	1,406	—	—	1,190	1,190
Commercial leases	3,521	—	—	3,262	3,262
Residential mortgage loans	12,379	—	—	12,001	12,001
Home equity	8,960	—	—	9,053	9,053
Automobile loans	12,023	—	—	11,779	11,779
Credit card	2,177	—	—	2,431	2,431
Other consumer loans and leases	356	—	—	366	366
Unallocated allowance for loan and lease losses	(102)	—	—	—	—

Total portfolio loans and leases, net	$88,927	—	—	88,853	88,853

Financial liabilities:
Deposits	$95,952	—	95,972	—	95,972
Federal funds purchased	153	153	—	—	153
Other short-term borrowings	3,146	—	3,146	—	3,146
Long-term debt	13,961	14,077	619	—	14,696

As of December 31, 2013 ($ in millions)	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,178	3,178	—	—	3,178
Other securities	751	—	751	—	751
Held-to-maturity securities	208	—	—	208	208
Other short-term investments	5,116	5,116	—	—	5,116
Loans held for sale	54	—	—	54	54
Portfolio loans and leases:
Commercial and industrial loans	38,549	—	—	39,804	39,804
Commercial mortgage loans	7,854	—	—	7,430	7,430
Commercial construction loans	1,013	—	—	856	856
Commercial leases	3,572	—	—	3,261	3,261
Residential mortgage loans	12,399	—	—	11,541	11,541
Home equity	9,152	—	—	9,181	9,181
Automobile loans	11,961	—	—	11,748	11,748
Credit card	2,202	—	—	2,380	2,380
Other consumer loans and leases	348	—	—	361	361
Unallocated allowance for loan and lease losses	(110)	—	—	—	—

Total portfolio loans and leases, net	$86,940	—	—	86,562	86,562

Financial liabilities:
Deposits	$99,275	—	99,288	—	99,288
Federal funds purchased	284	284	—	—	284
Other short-term borrowings	1,380	—	1,380	—	1,380
Long-term debt	9,633	9,645	577	—	10,222

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

22. Business Segments

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices and businesses change.

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

The results of operations and financial position for the three and six months ended June 30, 2013 were adjusted to reflect the transfer of certain customers and Bancorp employees from Branch Banking to Commercial Banking, effective January 1, 2014. In addition, the prior year balances were adjusted to reflect a change in internal allocation methodology.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Results of operations and assets by segment for the three and six months ended June 30, 2014 and 2013 are:

						General
	Commercial	Branch		Consumer	Investment	Corporate
($ in millions)	Banking	Banking		Lending	Advisors	and Other	Eliminations		Total
Three months ended June 30, 2014
Net interest income	$409	377		65	29	20	—		900
Provision for loan and lease losses	40	47		13	1	(25)	—		76

Net interest income after provision for loan and lease losses	369	330		52	28	45	—		824
Noninterest income:
Service charges on deposits	71	67		—	1	—	—		139
Corporate banking revenue	108	1		—	—	(2)	—		107
Investment advisory revenue	1	39		—	99	1	(38	)(a)	102
Mortgage banking net revenue	—	2		76	—	—	—		78
Card and processing revenue	17	58		—	1	—	—		76
Other noninterest income	22	3	(b)	13	—	188	—		226
Securities gains, net	—	—		—	—	8	—		8
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—		—	—	—	—		—

Total noninterest income	219	170		89	101	195	(38)		736
Noninterest expense:
Salaries, wages and incentives	65	105		26	34	138	—		368
Employee benefits	10	27		6	6	30	—		79
Net occupancy expense	6	47		2	2	22	—		79
Technology and communications	3	1		1	—	47	—		52
Card and processing expense	3	34		—	—	—	—		37
Equipment expense	2	15		—	—	13	—		30
Other noninterest expense	241	155		129	69	(247)	(38)		309

Total noninterest expense	330	384		164	111	3	(38)		954

Income (loss) before income taxes	258	116		(23)	18	237	—		606
Applicable income tax expense (benefit)	44	41		(8)	6	84	—		167

Net income (loss)	214	75		(15)	12	153	—		439
Less: Net income attributable to noncontrolling interests	—	—		—	—	—	—		—

Net income (loss) attributable to Bancorp	214	75		(15)	12	153	—		439
Dividends on preferred stock	—	—		—	—	23	—		23

Net income (loss) available to common shareholders	$214	75		(15)	12	130	—		416

Total goodwill	$613	1,655		—	148	—	—		2,416

Total assets	$56,591	49,185		22,352	9,251	(4,817)	—		132,562

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes an impairment charge of $18 for branches and land. For more information refer to Note 7 and Note 21 of the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

					General
	Commercial	Branch	Consumer	Investment	Corporate
($ in millions)	Banking	Banking	Lending	Advisors	and Other	Eliminations		Total
Three months ended June 30, 2013
Net interest income	$387	332	85	35	41	—		880
Provision for loan and lease losses	39	49	22	1	(47)	—		64

Net interest income after provision for loan and lease losses	348	283	63	34	88	—		816
Noninterest income:
Service charges on deposits	65	70	—	1	—	—		136
Corporate banking revenue	103	2	—	1	—	—		106
Investment advisory revenue	2	37	—	96	—	(37	)(a)	98
Mortgage banking net revenue	—	3	230	—	—	—		233
Card and processing revenue	15	51	—	1	—	—		67
Other noninterest income	25	22	14	—	353	—		414
Securities gains, net	—	—	—	—	—	—		—
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	6	—	—	—		6

Total noninterest income	210	185	250	99	353	(37)		1,060
Noninterest expense:
Salaries, wages and incentives	63	106	57	34	144	—		404
Employee benefits	10	28	11	6	28	—		83
Net occupancy expense	6	46	2	2	20	—		76
Technology and communications	2	1	—	—	47	—		50
Card and processing expense	2	32	—	—	(1)	—		33
Equipment expense	1	14	—	—	13	—		28
Other noninterest expense	217	166	138	81	(204)	(37)		361

Total noninterest expense	301	393	208	123	47	(37)		1,035

Income before income taxes	257	75	105	10	394	—		841
Applicable income tax expense	44	27	38	3	138	—		250

Net income	213	48	67	7	256	—		591
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—		—

Net income attributable to Bancorp	213	48	67	7	256	—		591
Dividends on preferred stock	—	—	—	—	9	—		9

Net income available to common shareholders	$213	48	67	7	247	—		582

Total goodwill	$613	1,655	—	148	—	—		2,416

Total assets	$53,232	47,077	23,973	8,480	(9,402)	—		123,360

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

						General
	Commercial	Branch		Consumer	Investment	Corporate
($ in millions)	Banking	Banking		Lending	Advisors	and Other	Eliminations		Total
Six months ended June 30, 2014
Net interest income	$814	762		129	60	28	—		1,793
Provision for loan and lease losses	139	91		38	2	(124)	—		146

Net interest income after provision for loan and lease losses	675	671		91	58	152	—		1,647
Noninterest income:
Service charges on deposits	141	130		—	1	—	—		272
Corporate banking revenue	212	2		—	1	(4)	—		211
Investment advisory revenue	2	75		—	199	—	(72	)(a)	204
Mortgage banking net revenue	—	2		184	1	—	—		187
Card and processing revenue	34	108		—	2	—	—		144
Other noninterest income	41	22	(b)	23	1	181	—		268
Securities gains, net	—	—		—	—	14	—		14
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—		—	—	—	—		—

Total noninterest income	430	339		207	205	191	(72)		1,300
Noninterest expense:
Salaries, wages and incentives	129	210		50	68	270	—		727
Employee benefits	28	62		16	15	59	—		180
Net occupancy expense	13	93		4	5	43	—		158
Technology and communications	5	2		1	—	97	—		105
Card and processing expense	5	63		—	—	—	—		68
Equipment expense	4	30		—	—	26	—		60
Other noninterest expense	479	313		260	134	(509)	(72)		605

Total noninterest expense	663	773		331	222	(14)	(72)		1,903

Income (loss) before income taxes	442	237		(33)	41	357	—		1,044
Applicable income tax expense (benefit)	64	83		(11)	14	137	—		287

Net income (loss)	378	154		(22)	27	220	—		757
Less: Net income attributable to noncontrolling interests	—	—		—	—	1	—		1

Net income (loss) attributable to Bancorp	378	154		(22)	27	219	—		756
Dividends on preferred stock	—	—		—	—	32	—		32

Net income (loss) available to common shareholders	$378	154		(22)	27	187	—		724

Total goodwill	$613	1,655		—	148	—	—		2,416

Total assets	$56,591	49,185		22,352	9,251	(4,817)	—		132,562

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes an impairment charge of $18 for branches and land. For more information refer to Note 7 and Note 21 of the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

					General
	Commercial	Branch	Consumer	Investment	Corporate
($ in millions)	Banking	Banking	Lending	Advisors	and Other	Eliminations		Total
Six months ended June 30, 2013
Net interest income	$772	655	170	70	101	—		1,768
Provision for loan and lease losses	84	106	51	2	(117)	—		126

Net interest income after provision for loan and lease losses	688	549	119	68	218	—		1,642
Noninterest income:
Service charges on deposits	131	135	—	1	—	—		267
Corporate banking revenue	201	3	—	1	—	—		205
Investment advisory revenue	2	74	—	194	—	(72	)(a)	198
Mortgage banking net revenue	—	7	445	1	—	—		453
Card and processing revenue	30	100	—	2	—	—		132
Other noninterest income	39	44	26	7	407	—		523
Securities gains, net	—	—	—	—	17	—		17
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	8	—	—	—		8

Total noninterest income	403	363	479	206	424	(72)		1,803
Noninterest expense:
Salaries, wages and incentives	133	215	107	67	281	—		803
Employee benefits	30	64	24	15	64	—		197
Net occupancy expense	12	92	4	5	42	—		155
Technology and communications	5	2	—	—	92	—		99
Card and processing expense	4	61	—	—	—	—		65
Equipment expense	1	29	1	—	25	—		56
Other noninterest expense	414	321	249	151	(425)	(72)		638

Total noninterest expense	599	784	385	238	79	(72)		2,013

Income before income taxes	492	128	213	36	563	—		1,432
Applicable income tax expense	80	46	75	13	215	—		429

Net income	412	82	138	23	348	—		1,003
Less: Net income attributable to noncontrolling interests	—	—	—	—	(10)	—		(10)

Net income attributable to Bancorp	412	82	138	23	358	—		1,013
Dividends on preferred stock	—	—	—	—	18	—		18

Net income available to common shareholders	$412	82	138	23	340	—		995

Total goodwill	$613	1,655	—	148	—	—		2,416

Total assets	$53,232	47,077	23,973	8,480	(9,402)	—		123,360

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

23. Subsequent Event

On July 21, 2014, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 9,352,078 shares, or approximately $225 million, of its outstanding common stock on July 24, 2014. As part of this transaction, the Bancorp entered into a forward contract in which the final number of shares to be delivered at settlement will be based generally on a discount to the average daily volume weighted average price of the Bancorp’s common stock during the term of the repurchase agreement. The Bancorp repurchased the shares of its common stock as part of its Board approved 100 million share repurchase program previously announced on March 18, 2014. The Bancorp expects the settlement of the transaction to occur on or before October 24, 2014.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

The following is an addition to the risk factors as previously disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013:

Changes in retail distribution strategies and consumer behavior may adversely impact Fifth Third’s investments in its bank premises and equipment and other assets and may lead to increased expenditures to change its retail distribution channel

Fifth Third has significant investments in bank premises and equipment for its branch network including its 1,309 full service banking centers, 95 parcels of land held for the development of future banking centers, as well as its retail work force and other branch banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing customer preferences for these other methods of accessing Fifth Third’s products and services, could decrease the value of Fifth Third’s branch network or other retail distribution assets and may cause it to change its retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce its remaining branches and work force. These actions could lead to losses on these assets or could adversely impact the carrying value of any long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining branches or to otherwise reform its retail distribution channel. In the second quarter of 2014, Fifth Third recorded a $17 million impairment loss for branches and land upon which it no longer expects to build branches and may incur additional adjustments, expenses or losses in the future on other parcels of land or on existing banking centers or other branch banking assets.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the second quarter of 2014.

Defaults Upon Senior Securities (Item 3)

None.

Mine Safety Disclosures (Item 4)

Not applicable.

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp, as amended.

3.2	Code of Regulations of Fifth Third Bancorp as Amended as of September 18, 2012. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 21, 2012.

4.1	Deposit Agreement dated June 5, 2014, among Fifth Third Bancorp, as issuer, Wilmington Trust, National Association, as depositary and calculation agent, American Stock Transfer & Trust Company, LLC as transfer agent and registrar, and the holders from time to time of the depositary receipts issued thereunder. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.

4.2	Form of Certificate Representing the 4.90% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.

4.3	Form of Depositary Receipt for the 4.90% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.

10.1	Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated April 28, 2014 between Fifth Third Bancorp and Morgan Stanley & Co. LLC.*

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail.*

*	An application for confidential treatment for selected portions of this exhibit has been filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 7, 2014	/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer