Form 10-Q
period 2014-09-30
FIFTH THIRD BANCORP
filed 2014-11-07
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

There were 824,006,919 shares of the Registrant’s common stock, without par value, outstanding as of October 31, 2014.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K as updated by our Quarterly Reports on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements and adequate sources of funding and liquidity may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties from Fifth Third’s investment in, relationship with, and nature of the operations of Vantiv, LLC; (21) loss of income from any sale or potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth; (22) ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; and (23) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.

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

CFE: Collateralized Financing Entity

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

HQLA: High Quality Liquid Assets

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

TABLE 1: Selected Financial Data

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions, except for per share data)	2014	2013	% Change	2014	2013	% Change
Income Statement Data
Net interest income(a)	$908	898	1	$2,712	2,675	1
Noninterest income	520	721	(28)	1,820	2,524	(28)
Total revenue(a)	1,428	1,619	(12)	4,532	5,199	(13)
Provision for loan and lease losses	71	51	40	216	176	23
Noninterest expense	888	959	(7)	2,792	2,972	(6)
Net income attributable to Bancorp	340	421	(19)	1,096	1,433	(24)
Net income available to common shareholders	328	421	(22)	1,052	1,415	(26)

Common Share Data
Earnings per share, basic	$0.39	0.47	(17)	$1.25	1.62	(23)
Earnings per share, diluted	0.39	0.47	(17)	1.23	1.58	(22)
Cash dividends per common share	0.13	0.12	8	0.38	0.35	9
Book value per share	16.87	15.84	7	16.87	15.84	7
Market value per share	20.02	18.05	11	20.02	18.05	11

Financial Ratios (%)
Return on average assets	1.02%	1.35	(25)	1.12%	1.57	(28)
Return on average common equity	9.2	12.1	(24)	10.0	13.9	(28)
Dividend payout ratio	33.3	25.5	31	30.4	21.6	41
Average Bancorp shareholders’ equity as a percent of average assets	11.71	11.71	—	11.61	11.58	—
Tangible common equity(b)	8.64	9.27	(7)	8.64	9.27	(7)
Net interest margin(a)	3.10	3.31	(6)	3.16	3.35	(6)
Efficiency(a)	62.1	59.2	5	61.6	57.2	8

Credit Quality
Net losses charged off	$115	109	6	$384	353	9
Net losses charged off as a percent of average loans and leases(d)	0.50%	0.49	1	0.57%	0.54	5
ALLL as a percent of portfolio loans and leases	1.56	1.92	(19)	1.56	1.92	(19)
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.71	2.11	(19)	1.71	2.11	(19)
Nonperforming assets as a percent of portfolio loans, leases and other assets, including other real estate owned(d)	0.88	1.16	(24)	0.88	1.16	(24)

Average Balances
Loans and leases, including held for sale	$91,428	89,154	3	$90,973	89,170	2
Total securities and other short-term investments	24,927	18,528	35	23,944	17,452	37
Total assets	132,220	123,346	7	130,717	122,233	7
Transaction deposits(e)	89,360	83,245	7	88,807	81,962	8
Core deposits(f)	93,160	86,921	7	92,511	85,800	8
Wholesale funding(g)	19,787	16,924	17	19,084	17,369	10
Bancorp shareholders’ equity	15,486	14,440	7	15,170	14,149	7

Regulatory Capital Ratios (%)
Tier I risk-based capital	10.83%	11.21	(3)	10.83%	11.21	(3)
Total risk-based capital	14.34	14.43	(1)	14.34	14.43	(1)
Tier I leverage	9.82	10.64	(8)	9.82	10.64	(8)
Tier I common equity(b)	9.64	9.95	(3)	9.64	9.95	(3)

(a)	Amounts presented on an FTE basis. The FTE adjustment for the three months ended September 30, 2014 and 2013 was $5 and for the nine months ended September 30, 2014 and 2013 was $15.
(b)	The tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2014, the Bancorp had $134.2 billion in assets, operated 15 affiliates with 1,308 full-service Banking Centers, including 102 Bank Mart® locations open seven days a week inside select grocery stores, and 2,639 ATMs in 12 states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has a 23% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $388 million as of September 30, 2014.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended September 30, 2014, net interest income, on an FTE basis, and noninterest income provided 64% and 36% of total revenue, respectively. For the nine months ended September 30, 2014, net interest income, on an FTE basis, and noninterest income provided 60% and 40% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

Net interest income is the difference between interest income earned on assets such as loans, leases and securities, and interest expense incurred on liabilities such as deposits, other short-term borrowings and long-term debt. Net interest income is affected by the general level of interest rates, the relative level of short-term and long-term interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Bancorp earns on its assets and pays on its liabilities are established for a period of time. The change in market interest rates over time exposes the Bancorp to interest rate risk through potential adverse changes to net interest income and financial position. The Bancorp manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Bancorp enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks. The Bancorp is also exposed to the risk of losses on its loan and lease portfolio, as a result of changing expected cash flows caused by borrower credit events, such as, loan defaults and inadequate collateral due to a weakened economy within the Bancorp’s footprint.

Noninterest income is derived primarily from service charges on deposits, corporate banking revenue, investment advisory revenue, mortgage banking net revenue, card and processing revenue and other noninterest income. Noninterest expense is primarily driven by personnel costs, net occupancy expenses, technology and communication costs and other noninterest expense.

Accelerated Share Repurchase Transactions

During 2013 and the nine months ended September 30, 2014, the Bancorp entered into a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted average price of the Bancorp’s common stock during the term of the repurchase agreements. For more information on the accelerated share repurchase program, see Note 15 of the Notes to Condensed Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the nine months ended September 30, 2014 refer to Table 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 2: Summary of Accelerated Share Repurchase Transactions

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
November 18, 2013	$200	8,538,423	1,132,495	9,670,918	March 5, 2014
December 13, 2013	456	19,084,195	2,294,932	21,379,127	March 31, 2014
January 31, 2014	99	3,950,705	602,109	4,552,814	March 31, 2014
May 1, 2014	150	6,216,480	1,016,514	7,232,994	July 21, 2014
July 24, 2014	225	9,352,078	1,896,685	11,248,763	October 14, 2014

For further information on a subsequent event related to capital actions refer to Note 24.

Preferred Stock Offering

On June 5, 2014, the Bancorp issued in a registered public offering 300,000 depositary shares, representing 12,000 shares of 4.90% fixed-to-floating rate non-cumulative Series J perpetual preferred stock, for net proceeds of $297 million. The Series J preferred shares are not convertible into Bancorp common shares or any other securities. For additional information on the preferred stock offering, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements.

Senior Notes Offerings

On February 28, 2014, the Bancorp issued and sold $500 million of 2.30% unsecured senior fixed-rate notes, with a maturity of five years, due on March 1, 2019. These notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding the redemption date.

On April 25, 2014, the Bank issued and sold $1.5 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of $850 million of 2.375% senior fixed-rate notes, with a maturity of five years, due on April 25, 2019; and $650 million of 1.35% senior fixed-rate notes with a maturity of three years, due on June 1, 2017. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On September 5, 2014, the Bank issued and sold $850 million of 2.875% unsecured senior fixed-rate bank notes, with a maturity of seven years, due on October 1, 2021. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

For additional information on the senior notes offerings, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

Automobile Loan Securitizations

During the nine months ended September 30, 2014, the Bancorp transferred approximately $2.8 billion in fixed-rate consumer automobile loans to bankruptcy remote trusts which were deemed to be VIEs. The Bancorp concluded that it is the primary beneficiary of these VIEs and, therefore, has consolidated these VIEs. For additional information on the automobile loan securitizations, refer to Note 10 and Note 24 of the Notes to Condensed Consolidated Financial Statements.

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

The Bancorp and other large bank holding companies are required to conduct a separate mid-year stress test using financial data as of March 31st under three company-derived macro-economic scenarios (base, adverse and severely adverse). As required, the Bancorp reported the mid-cycle stress test results to the FRB on July 7, 2014. In addition, the Bancorp published a Form 8-K providing a summary of the results under the severely adverse scenario on September 18, 2014, which is available on Fifth Third’s website at https://www.53.com. These results represented estimates of the Bancorp’s results from the second quarter of 2014 through the second quarter of 2016 under the severely adverse scenario, which is considered highly unlikely to occur.

Fifth Third offers qualified deposit customers a deposit advance product if they choose to avail themselves of this product to meet short-term, small-dollar financial needs. In April of 2013, the CFPB issued a “White Paper” which studied financial services industry offerings and customer use of deposit advance products as well as payday loans and is considering whether rules governing these products are warranted. At the same time, the OCC and FDIC each issued proposed supervisory guidance for public comment to institutions they supervise which supplements existing OCC and FDIC guidance, detailing the principles they expect financial institutions to follow in connection with deposit advance products and supervisory expectations for the use of deposit advance products. The Federal Reserve also issued a statement in April to state member banks like Fifth Third for whom the Federal Reserve is the primary regulator. This statement encouraged state member banks to respond to customers’ small-dollar credit needs in a responsible manner; emphasized that they should take into consideration the risks associated with deposit advance products, including potential consumer harm and potential elevated compliance risk; and reminded them that these product offerings must comply with applicable laws and regulations.

Fifth Third’s deposit advance product is designed to fully comply with the applicable federal and state laws and use of this product is subject to strict eligibility requirements and advance restriction guidelines to limit dependency on this product as a borrowing source. The Bancorp’s deposit advance balances are included in other consumer loans and leases in the Bancorp’s Condensed Consolidated Balance Sheets and represent substantially all of the revenue reported in interest and fees on other consumer loans and leases in the Bancorp’s Condensed Consolidated Statements of Income and in Tables 6 and 7 in the Statements of Income Analysis section of MD&A. On January 17, 2014, given developments in industry practice, Fifth Third announced that it will no longer enroll new customers in its deposit advance product and expected to phase out the service to existing customers by the end of 2014. To avoid a disruption to its existing customers during the extension period while the banking industry awaits further regulatory guidance on the deposit advance product, on November 3, 2014, Fifth Third announced changes to its current deposit advance product for existing customers beginning January 1, 2015, including a lower transaction fee, an extended repayment period and a reduced maximum advance period. The Bancorp currently expects to continue to offer the service to existing deposit advance customers until further regulatory guidance is provided. The Bancorp is currently in the process of evaluating the impact to its Condensed Consolidated Financial Statements from changes to the deposit advance product.

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

On December 10, 2013, the banking agencies finalized section 619 of the Dodd-Frank Act, known as the Volcker Rule, which became effective April 1, 2014. Though the final rule was effective April 1, 2014, the Federal Reserve has granted the industry an extension of time until July 21, 2015 to conform activities to be in compliance with the Volcker Rule. It is possible that additional conformance period extensions could be granted either to the entire industry, or, upon request, to requesting banking organizations on a case-by-case basis. With respect to certain aspects of the Volcker Rule prohibitions, such as the ability to continue to hold covered fund investments, the Bancorp anticipates that it will request an extension to conform its activities to the Volcker Rule if an industry-wide extension is not granted by the Federal Reserve. The final rule prohibits banks and bank holding companies from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments for their own account. The Volcker Rule also restricts banks and their affiliated entities from owning, sponsoring or having certain relationships with private equity and hedge funds, as well as holding certain collateralized loan obligations that are deemed to contain ownership interests. Exemptions are provided for certain activities such as underwriting, market making, hedging, trading in certain government obligations and organizing and offering a hedge fund or private equity fund. Fifth Third does not sponsor any private equity or hedge funds that, under the final rule, it is prohibited from sponsoring. As of September 30, 2014, the Bancorp held no collateralized loan obligations. As of September 30, 2014, the Bancorp had approximately $177 million in interests and approximately $66 million in binding commitments to invest in private equity funds that are affected by the Volcker Rule. It is expected that over time the Bancorp may need to sell or redeem these investments, however no formal plan to sell has been approved as of September 30, 2014. The Bancorp believes it is likely that these investments will be reduced over time in the ordinary course of events before compliance is required.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On October 10, 2014, the U.S. Banking Agencies published final rules implementing a quantitative liquidity requirement consistent with the LCR standard established by the BCBS for large internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. In addition, a modified LCR requirement was implemented for BHCs with $50 billion or more in total consolidated assets but that are not internationally active, such as Fifth Third. The modified LCR is effective January 1, 2016 and requires BHCs to calculate its LCR on a monthly basis. Refer to the Liquidity Risk Management section of MD&A for further discussion on these ratios.

On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the FRB’s rule concerning electronic debit card transaction fees and network exclusivity arrangements (the “Current Rule”) that were adopted to implement Section 1075 of the Dodd-Frank Act, known as the Durbin Amendment. The Court held that, in adopting the Current Rule, the FRB violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore the Current Rule’s maximum permissible fees were too high. In addition, the Court held that the Current Rule’s network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The Court vacated the Current Rule, but stayed its ruling to provide the FRB an opportunity to replace the invalidated portions. The FRB appealed this decision and on March 21, 2014, the D.C. Circuit Court of Appeals reversed the District Court’s grant of summary judgment and remanded the case for further proceedings in accordance with its opinion. The merchants have filed a petition for writ of certiorari to the U.S. Supreme Court. If this decision is ultimately overturned and/or the FRB re-issues rules for purposes of implementing the Durbin Amendment in a manner consistent with the District Court decision, the amount of debit card interchange fees the Bancorp would be permitted to charge likely would be reduced. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for further information regarding the Bancorp’s debit card interchange revenue.

Earnings Summary

The Bancorp’s net income available to common shareholders for the third quarter of 2014 was $328 million, or $0.39 per diluted share, which was net of $12 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the third quarter of 2013 was $421 million, or $0.47 per diluted share. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2014 was $1.1 billion, or $1.23 per diluted share, which was net of $44 million in preferred stock dividends. For the nine months ended September 30, 2013, the Bancorp’s net income available to common shareholders was $1.4 billion, or $1.58 per diluted share, which was net of $18 million in preferred stock dividends. Pre-provision net revenue was $535 million and $1.7 billion for the three and nine months ended September 30, 2014, respectively, compared to $655 million and $2.2 billion for the same periods in 2013. Pre-provision net revenue is a non-GAAP measure. For further information, see the Non-GAAP Financial Measures section of MD&A.

Net interest income was $908 million and $2.7 billion for the three and nine months ended September 30, 2014, respectively, compared to $898 million and $2.7 billion for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2014, net interest income was positively impacted by increases in average taxable securities of $6.0 billion and $5.8 billion, respectively, coupled with increases in yields on these securities of 12 bps and 24 bps for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. Net interest income also included the benefit of increases in average loans and leases of $2.3 billion and $1.8 billion for the three and nine months ended September 30, 2014, respectively, as well as a decrease in the rates paid on long-term debt compared to the same periods in the prior year. These benefits were partially offset by lower yields on loans and leases and increases in average long-term debt of $6.5 billion and $4.8 billion for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. Net interest margin was 3.10% and 3.16% for the three and nine months ended September 30, 2014, respectively, compared to 3.31% and 3.35% for the same periods in the prior year.

Noninterest income decreased $201 million and $704 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year primarily due to decreases in mortgage banking net revenue and other noninterest income. Mortgage banking net revenue decreased $60 million and $326 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year primarily due to decreases in net mortgage servicing revenue and origination fees and gains on loan sales. Other noninterest income decreased $152 million and $408 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. The decrease for the three months ended September 30, 2014 included the impact of a gain of $85 million on the sale of Vantiv, Inc. shares in the third quarter of 2013. The decrease for the nine months ended September 30, 2014 included the impact of a gain of $125 million on the sale of Vantiv, Inc. shares in the second quarter of 2014 compared to gains totaling $327 million during the nine months ended September 30, 2013. Additionally, other noninterest income decreased for the three and nine months ended September 30, 2014 compared to the same periods in the prior year due to an increase in the negative valuation adjustment on the stock warrant associated with Vantiv Holding LLC, a decrease in equity method earnings from Vantiv Holding, LLC, and an increase in the loss associated with the Visa total return swap.

Noninterest expense decreased $71 million and $180 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decreases were primarily due to decreases in total personnel costs and other noninterest expense. Total personnel costs decreased $40 million and $135 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year primarily due to a decrease in incentive compensation primarily in the mortgage business due to lower production levels and a decrease in base compensation and employee benefits as a result of a decline in the number of full-time equivalent employees. Other noninterest expense decreased $40 million for the three months ended September 30, 2014 compared to the same period in the prior year primarily due to decreases in litigation settlements and reserve expenses, loan closing and appraisal costs, and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FDIC insurance and other taxes. Other noninterest expense decreased $70 million for the nine months ended September 30, 2014 compared to the same period in the prior year primarily due to decreases in loan closing and appraisal costs, FDIC insurance and other taxes, marketing expenses, and the provision for representation and warranty claims partially offset by an increase in impairment on affordable housing investments and litigation settlements and reserve expenses.

For more information on net interest income, noninterest income, and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for loan and lease losses was $71 million and $216 million for the three and nine months ended September 30, 2014, respectively, compared to $51 million and $176 million during the same periods in 2013. Net charge-offs as a percent of average portfolio loans and leases increased to 0.50% during the third quarter of 2014 compared to 0.49% during the third quarter of 2013 and increased to 0.57% for the nine months ended September 30, 2014 compared to 0.54% for the nine months ended September 30, 2013. At September 30, 2014, nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 0.88%, compared to 1.10% at December 31, 2013. For further discussion on credit quality, see the Credit Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System. As of September 30, 2014, the Tier I risk-based capital ratio was 10.83%, the Tier I leverage ratio was 9.82% and the Total risk-based capital ratio was 14.34%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

NON-GAAP FINANCIAL MEASURES

The Bancorp considers many factors when determining the adequacy of its liquidity profile, including its LCR as defined by the U.S. Banking Agencies Basel III LCR final rule. Generally, the LCR is designed to ensure banks maintain an adequate level of unencumbered HQLA to satisfy the estimated net cash outflows under a 30-day stress scenario. The Bancorp will be subject to the Modified LCR whereby the net cash outflow under the 30-day stress scenario is multiplied by a factor of 0.7. The final rule is not effective for the Bancorp until January 1, 2016. The Bancorp believes there is no comparable U.S. GAAP financial measure to LCR. The Bancorp believes providing an estimated LCR is important for comparability to other financial institutions. For a further discussion on liquidity management and the LCR, see the Liquidity Risk Management section of MD&A.

TABLE 3: Non-GAAP Financial Measures—Liquidity Coverage Ratio

As of ($ in millions)	September 30, 2014
High Quality Liquid Assets	$18,627
Estimated net cash outflow	20,237

Estimated Modified LCR	92%

Pre-provision net revenue is net interest income plus noninterest income minus noninterest expense. The Bancorp believes this measure is important because it provides a ready view of the Bancorp’s pre-tax earnings before the impact of provision expense.

The following table reconciles the non-GAAP financial measure of pre-provision net revenue to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures—Pre-Provision Net Revenue

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2014	2013	2014	2013
Income before income taxes (U.S. GAAP)	$464	604	1,509	2,037
Add: Provision expense (U.S. GAAP)	71	51	216	176

Pre-provision net revenue	535	655	1,725	2,213

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measures—Capital Ratios

As of ($ in millions)	September 30, 2014	December 31, 2013
Total Bancorp shareholders’ equity (U.S. GAAP)	$15,404	14,589
Less: Preferred stock	(1,331)	(1,034)
Goodwill	(2,416)	(2,416)
Intangible assets	(16)	(19)

Tangible common equity, including unrealized gains / losses	11,641	11,120
Less: Accumulated other comprehensive income	(301)	(82)

Tangible common equity, excluding unrealized gains / losses (1)	11,340	11,038
Add: Preferred stock	1,331	1,034

Tangible equity (2)	$12,671	12,072

Total assets (U.S. GAAP)	$134,188	130,443
Less: Goodwill	(2,416)	(2,416)
Intangible assets	(16)	(19)
Accumulated other comprehensive income, before tax	(463)	(126)

Tangible assets, excluding unrealized gains / losses (3)	$131,293	127,882

Total Bancorp shareholders’ equity (U.S. GAAP)	$15,404	14,589
Less: Goodwill and certain other intangibles	(2,484)	(2,492)
Accumulated other comprehensive income	(301)	(82)
Add: Qualifying TruPS	60	60
Other	(18)	19

Tier I risk-based capital	12,661	12,094
Less: Preferred stock	(1,331)	(1,034)
Qualifying TruPS	(60)	(60)
Qualified noncontrolling interests in consolidated subsidiaries	(1)	(37)

Tier I common equity (4)	$11,269	10,963

Risk-weighted assets (a) (5)	$116,917	115,969
Ratios:
Tangible equity (2) / (3)	9.65%	9.44
Tangible common equity (1) / (3)	8.64%	8.63
Tier I common equity (4) / (5)	9.64%	9.45

Basel III Final Rule—Estimated Tier I common equity ratio
Tier I common equity (Basel I)	$11,269	10,963
Add: Adjustment related to capital components(b)	99	82

Estimated Tier I common equity under Basel III Final Rule without AOCI (opt out) (6)	11,368	11,045
Add: Adjustment related to AOCI(c)	301	82

Estimated Tier I common equity under Basel III Final Rule with AOCI (non opt out) (7)	11,669	11,127

Estimated risk-weighted assets under Basel III Final Rule (d) (8)	121,219	122,074

Estimated Tier I common equity ratio under Basel III Final Rule (opt out) (6) / (8)	9.38%	9.05
Estimated Tier I common equity ratio under Basel III Final Rule (non opt out) (7) / (8)	9.63%	9.12

(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in the Bancorp’s total risk-weighted assets.
(b)	Adjustments related to capital components include MSRs and deferred tax assets subject to threshold limitations and deferred tax liabilities related to intangible assets, which were deductions to capital under Basel I capital rules.
(c)	Under the Basel III Final Rule, non-advanced approach banks are permitted to make a one-time election to opt out of the requirement to include AOCI in Tier I common equity.
(d)	Key differences under Basel III in the calculation of risk-weighted assets compared to Basel I include: (1) Risk weighting for commitments under 1 year; (2) Higher risk weighting for exposures to securitizations, past due loans, foreign banks and certain commercial real estate; (3) Higher risk weighting for MSRs and deferred tax assets that are under certain thresholds as a percent of Tier I capital; and (4) Derivatives are differentiated between exchange clearing and over-the-counter and the 50% risk-weight cap is removed.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements and goodwill. These accounting policies are discussed in detail in Management’s Discussion and Analysis – Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013. No material changes were made to the valuation techniques or models during the nine months ended September 30, 2014.

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

Tables 6 and 7 present the components of net interest income, net interest margin and net interest rate spread for the three and nine months ended September 30, 2014 and 2013, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income was $908 million and $2.7 billion for the three and nine months ended September 30, 2014, respectively, an increase of $10 million and $37 million compared to the same periods in the prior year. Net interest income was positively impacted by increases in average taxable securities of $6.0 billion and $5.8 billion for the three and nine months ended September 30, 2014, respectively, coupled with increases in yields on these securities of 12 bps and 24 bps for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. Net interest income also included the benefit of increases in average loans and leases of $2.3 billion and $1.8 billion for the three and nine months ended September 30, 2014, respectively, as well as a decrease in rates paid on long-term debt compared to the same periods in the prior year. These benefits were partially offset by lower yields on loans and leases and increases in average long-term debt of $6.5 billion and $4.8 billion for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. The net interest rate spread decreased to 2.93% and 2.99% during the three and nine months ended September 30, 2014, respectively, from 3.14% and 3.18% in the same periods in 2013, driven by a 19 bps and 21 bps decrease in yields on average interest-earning assets for the three and nine months ended September 30, 2014, respectively.

Net interest margin was 3.10% and 3.16% for the three and nine months ended September 30, 2014, respectively, compared to 3.31% and 3.35% for the three and nine months ended September 30, 2013, respectively. The decrease from both periods in 2013 was driven primarily by the previously mentioned decrease in net interest rate spreads, partially offset by increases in average free funding balances.

Interest income from loans and leases decreased $29 million compared to the three months ended September 30, 2013 and decreased $125 million compared to the nine months ended September 30, 2013. The decrease from the three and nine months ended September 30, 2013 was primarily the result of a decrease of 22 bps and 26 bps, respectively, in yields on average loans and leases partially offset by an increase of three percent and two percent in average loans and leases for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. The increase in average loans and leases for the three and nine months ended September 30, 2014 was driven primarily by an increase of nine percent and 10%, respectively, in average commercial and industrial loans partially offset by a decrease in average residential mortgage loans of seven percent and 10%, respectively, compared to the same periods in the prior year. For more information on the Bancorp’s loan and lease portfolio, see the Loans and Leases section of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $55 million and $175 million compared to the three and nine months ended September 30, 2013, respectively, driven by the factors discussed above.

Average core deposits increased $6.2 billion compared to the three months ended September 30, 2013 and increased $6.7 billion compared to the nine months ended September 30, 2013. The increase from both the three and nine months ended September 30, 2013 was primarily due to an increase in average money market deposits, average interest checking deposits and average demand deposits partially offset by a decrease in average savings deposits. The cost of average core deposits was 18 bps for the three and nine months ended September 30, 2014 compared to 17 bps and 18 bps for the same periods in the prior year. Interest expense on money market deposits increased during the three and nine months ended September 30, 2014 compared to the same periods in the prior year driven by a $5.5 billion and $5.0 billion increase in average money market deposits and a 13 bps and 9 bps increase in the rate paid on average money market deposits. This increase was partially offset by a decrease of 26 bps and 41 bps in the rate paid on other time deposits for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. Refer to the Deposits section of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

For the three and nine months ended September 30, 2014, interest expense on average wholesale funding increased $10 million and $9 million, respectively, compared to the same periods in the prior year. The increase for both periods was primarily a result of increases in interest expense related to long-term debt partially offset by decreases in average certificates $100,000 and over. Interest expense on long-term debt increased during the three and nine months ended September 30, 2014 compared to the same periods in the prior year, driven by a $6.5 billion and $4.8 billion increase in average long-term debt partially offset by a 67 bps and 79 bps decrease in the rate paid on long-term debt primarily due to the redemption of $750 million of outstanding TruPS during the fourth quarter of 2013 and the lower cost of new debt issuances. Interest expense on average certificates $100,000 and over decreased during the three and nine months ended September 30, 2014 compared to the same periods in the prior year driven by a $4.0 billion and $1.7 billion decrease in average certificates $100,000 and over. Refer to the Borrowings section of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three and nine months ended September 30, 2014, average wholesale funding represented 24% of average interest bearing liabilities compared to 23% and 24% during the three and nine months ended September 30, 2013, respectively. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the three months ended	September 30, 2014			September 30, 2013			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$41,525	$340	3.25%	$38,145	$336	3.49%	$28	(24)	4
Commercial mortgage	7,637	64	3.34	8,280	75	3.60	(6)	(5)	(11)
Commercial construction	1,565	14	3.49	797	7	3.71	7	—	7
Commercial leases	3,576	27	2.96	3,574	29	3.22	—	(2)	(2)

Subtotal – commercial	54,303	445	3.25	50,796	447	3.49	29	(31)	(2)

Residential mortgage loans	13,342	129	3.84	14,333	140	3.87	(10)	(1)	(11)
Home equity	9,009	84	3.69	9,432	89	3.74	(4)	(1)	(5)
Automobile loans	12,105	83	2.72	12,083	92	3.02	—	(9)	(9)
Credit card	2,295	57	9.87	2,140	53	9.93	4	—	4
Other consumer loans/leases	374	34	36.98	370	40	42.84	—	(6)	(6)

Subtotal – consumer	37,125	387	4.14	38,358	414	4.29	(10)	(17)	(27)

Total loans and leases	91,428	832	3.61	89,154	861	3.83	19	(48)	(29)
Securities:
Taxable	22,594	188	3.32	16,590	134	3.20	49	5	54
Exempt from income taxes(b)	50	1	5.34	44	1	5.08	—	—	—
Other short-term investments	2,283	2	0.26	1,894	1	0.26	1	—	1

Total interest-earning assets	116,355	1,023	3.49	107,682	997	3.68	69	(43)	26
Cash and due from banks	2,862			2,380
Other assets	14,461			15,015
Allowance for loan and lease losses	(1,458)			(1,731)

Total assets	$132,220			$123,346

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$24,926	$14	0.22%	$23,116	$13	0.23%	$—	1	1
Savings	15,759	4	0.09	18,026	5	0.11	—	(1)	(1)
Money market	15,222	14	0.37	9,693	6	0.24	4	4	8
Foreign office deposits	1,663	1	0.29	1,755	1	0.29	—	—	—
Other time deposits	3,800	10	1.07	3,676	12	1.33	—	(2)	(2)
Certificates - $100,000 and over	3,339	8	0.96	7,315	14	0.74	(9)	3	(6)
Other deposits	—	—	—	17	—	0.08	—	—	—
Federal funds purchased	520	—	0.09	464	—	0.10	—	—	—
Other short-term borrowings	1,973	1	0.10	1,675	1	0.21	1	(1)	—
Long-term debt	13,955	63	1.80	7,453	47	2.47	31	(15)	16

Total interest-bearing liabilities	81,157	115	0.56	73,190	99	0.54	27	(11)	16
Demand deposits	31,790			30,655
Other liabilities	3,749			5,023

Total liabilities	116,696			108,868
Total equity	15,524			14,478

Total liabilities and equity	$132,220			$123,346

Net interest income		$908			$898		$42	(32)	10
Net interest margin			3.10%			3.31%
Net interest rate spread			2.93			3.14
Interest-bearing liabilities to interest-earning assets			69.75			67.97

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $5 for the three months ended September 30, 2014 and 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 7: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the nine months ended	September 30, 2014			September 30, 2013			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$41,133	$1,012	3.29%	$37,407	$1,022	3.65%	$96	(106)	(10)
Commercial mortgage	7,834	198	3.39	8,626	234	3.63	(21)	(15)	(36)
Commercial construction	1,351	35	3.50	738	19	3.45	16	—	16
Commercial leases	3,580	81	3.03	3,561	88	3.32	1	(8)	(7)

Subtotal – commercial	53,898	1,326	3.29	50,332	1,363	3.62	92	(129)	(37)

Residential mortgage loans	13,283	388	3.90	14,726	432	3.92	(42)	(2)	(44)
Home equity	9,101	253	3.71	9,641	270	3.75	(15)	(2)	(17)
Automobile loans	12,066	251	2.78	12,022	283	3.15	1	(33)	(32)
Credit card	2,252	168	9.94	2,094	154	9.86	13	1	14
Other consumer loans/leases	373	105	37.48	355	114	42.84	6	(15)	(9)

Subtotal – consumer	37,075	1,165	4.20	38,838	1,253	4.31	(37)	(51)	(88)

Total loans and leases	90,973	2,491	3.66	89,170	2,616	3.92	55	(180)	(125)
Securities:
Taxable	21,570	537	3.33	15,725	364	3.09	144	29	173
Exempt from income taxes(b)	50	2	5.16	50	2	5.17	—	—	—
Other short-term investments	2,324	5	0.27	1,677	3	0.25	2	—	2

Total interest-earning assets	114,917	3,035	3.53	106,622	2,985	3.74	201	(151)	50
Cash and due from banks	2,853			2,322
Other assets	14,451			15,076
Allowance for loan and lease losses	(1,504)			(1,787)

Total assets	$130,717			$122,233

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$25,349	$42	0.22%	$23,222	$40	0.23%	$2	—	2
Savings	16,386	12	0.10	18,816	17	0.12	(3)	(2)	(5)
Money market	13,878	35	0.33	8,854	16	0.24	11	8	19
Foreign office deposits	1,959	4	0.29	1,428	3	0.28	1	—	1
Other time deposits	3,704	28	1.03	3,838	41	1.44	(2)	(11)	(13)
Certificates - $100,000 and over	4,243	26	0.81	5,962	38	0.84	(10)	(2)	(12)
Other deposits	—	—	0.02	22	—	0.11	—	—	—
Federal funds purchased	558	—	0.09	571	1	0.12	(1)	—	(1)
Other short-term borrowings	2,006	2	0.10	3,310	4	0.18	—	(2)	(2)
Long-term debt	12,277	174	1.90	7,504	150	2.69	77	(53)	24

Total interest-bearing liabilities	80,360	323	0.54	73,527	310	0.56	75	(62)	13
Demand deposits	31,235			29,642
Other liabilities	3,913			4,873

Total liabilities	115,508			108,042
Total equity	15,209			14,191

Total liabilities and equity	$130,717			$122,233

Net interest income		$2,712			$2,675		$126	(89)	37
Net interest margin			3.16%			3.35%
Net interest rate spread			2.99			3.18
Interest-bearing liabilities to interest-earning assets			69.93			68.96

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $15 for the nine months ended September 30, 2014 and 2013.

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

The provision for loan and lease losses was $71 million and $216 million for the three and nine months ended September 30, 2014, respectively, compared to $51 million and $176 million during the same periods in 2013. The increase for the three months ended September 30, 2014 compared to the same period of the prior year was primarily due to an increase in net charge-offs related to commercial and industrial loans in the third quarter of 2014. The increase for the nine months ended September 30, 2014 compared to the same period of the prior year was primarily due to an increase in net charge-offs related to certain impaired commercial loans in the first quarter of 2014 and the

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

previously mentioned increase in net charge-offs related to commercial and industrial loans in the third quarter of 2014 partially offset by decreases in nonperforming loans and leases and improved delinquency metrics for the nine months ended September 30, 2014. The ALLL declined $168 million from $1.6 billion at December 31, 2013 to $1.4 billion at September 30, 2014. As of September 30, 2014, the ALLL as a percent of portfolio loans and leases decreased to 1.56%, compared to 1.79% at December 31, 2013.

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

Noninterest Income

Noninterest income decreased $201 million, or 28%, for the third quarter of 2014 compared to the third quarter of 2013 and decreased $704 million, or 28%, for the nine months ended September 30, 2014 compared to the same period in the prior year.

The components of noninterest income for the three and nine months ended September 30, 2014 and 2013 are as follows:

TABLE 8: Noninterest Income

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2014	2013	% Change	2014	2013	% Change
Service charges on deposits	$145	140	4	$418	407	3
Corporate banking revenue	100	102	(2)	311	307	1
Investment advisory revenue	103	97	6	307	295	4
Mortgage banking net revenue	61	121	(49)	248	574	(57)
Card and processing revenue	75	69	9	218	201	9
Other noninterest income	33	185	(82)	300	708	(57)
Securities gains, net	3	2	40	18	19	(7)
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	5	(100)	—	13	(100)

Total noninterest income	$520	721	(28)	$1,820	2,524	(28)

Service charges on deposits

Service charges on deposits increased $5 million and $11 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. Commercial deposit revenue increased $5 million and $14 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year primarily due to new customer acquisition and product expansion. For the three months ended September 30, 2014, consumer deposit revenue was flat. For the nine months ended September 30, 2014, consumer deposit revenue decreased $3 million compared to the same period in the prior year primarily due to a decrease in consumer checking and savings fees from a decline in the percentage of consumer customers being charged service fees, partially offset by an increase in overdraft fees.

Corporate banking revenue

Corporate banking revenue decreased $2 million for the three months ended September 30, 2014, compared to the same period in the prior year primarily due to decreases in business lending and syndication fees, partially offset by an increase in international revenue. Corporate banking revenue increased $4 million for the nine months ended September 30, 2014 compared to the same period in 2013 due to an increase in institutional sales and letter of credit fees, partially offset by a decrease in business lending fees.

Investment advisory revenue

Investment advisory revenue increased $6 million and $12 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase for both periods was primarily driven by increases of $5 million and $13 million in private client service fees due to growth in personal asset management fees for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The Bancorp had approximately $303 billion and $318 billion in total assets under care as of September 30, 2014 and 2013, respectively, and managed $26 billion and $27 billion in assets for individuals, corporations and not-for-profit organizations as of September 30, 2014 and 2013, respectively.

Mortgage banking net revenue

Mortgage banking net revenue decreased $60 million and $326 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The components of mortgage banking net revenue are as follows:

TABLE 9: Components of Mortgage Banking Net Revenue

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2014	2013	2014	2013
Origination fees and gains on loan sales	$34	74	$117	393
Net mortgage servicing revenue:
Gross mortgage servicing fees	61	63	186	187
Mortgage servicing rights amortization	(33)	(39)	(88)	(143)
Net valuation adjustments on mortgage servicing rights and free-standing derivatives entered into to economically hedge MSR	(1)	23	33	137

Net mortgage servicing revenue	27	47	131	181

Mortgage banking net revenue	$61	121	$248	574

Origination fees and gains on loan sales decreased $40 million and $276 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. The decrease for the three and nine months ended September 30, 2014 was primarily the result of a 57% and 71% decline in residential mortgage loan originations from the three and nine months ended September 30, 2013, respectively. Residential mortgage loan originations decreased to $2.1 billion and $5.8 billion during the three and nine months ended September 30, 2014, respectively, compared to $4.8 billion and $19.7 billion during the same periods in the prior year due to strong refinancing activity that occurred during the nine months ended September 30, 2013.

Net mortgage servicing revenue is comprised of gross mortgage servicing fees and related mortgage servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net mortgage servicing revenue decreased $20 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 driven primarily by a decrease of $24 million in net valuation adjustments, partially offset by a decrease in mortgage servicing rights amortization of $6 million. Net mortgage servicing revenue decreased $50 million for the nine months ended September 30, 2014 compared to the same period in the prior year driven primarily by a decrease of $104 million in net valuation adjustments partially offset by a decrease in mortgage servicing rights amortization of $55 million.

The net valuation adjustment loss of $1 million during the third quarter of 2014 included $22 million in losses from derivatives economically hedging the MSRs partially offset by a recovery of temporary impairment of $21 million on the MSRs. The net valuation adjustment gain of $33 million for the nine months ended September 30, 2014 included $40 million in gains from derivatives economically hedging the MSRs partially offset by temporary impairment of $7 million on the MSRs. Mortgage rates increased during the three months ended September 30, 2014 which caused modeled prepayment speeds to slow, which led to the recovery of temporary impairment on servicing rights during the period. Mortgage rates decreased during the nine months ended September 30, 2014 which caused the modeled prepayment speeds to increase, which led to the temporary impairment on servicing rights during the period. The net valuation adjustment gain of $23 million during the third quarter of 2013 included $24 million in gains from derivatives economically hedging the MSRs partially offset by temporary impairment of $1 million on the MSRs. The net valuation adjustment gain of $137 million for the nine months ended September 30, 2013 included a recovery of temporary impairment of $150 million on the MSR portfolio partially offset by $13 million in losses from derivatives economically hedging the MSR portfolio.

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

The Bancorp’s total residential loans serviced as of September 30, 2014 and 2013 were $80.3 billion and $82.8 billion, respectively, with $66.8 billion and $69.0 billion, respectively, of residential mortgage loans serviced for others.

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp did not sell securities related to the non-qualifying hedging strategy for the three and nine months ended September 30, 2014. Net gains on sales of these securities were $5 million and $13 million for the three and nine months ended September 30, 2013, respectively, recorded in securities gains, net, non-qualifying hedges on mortgage servicing rights in the Bancorp’s Condensed Consolidated Statements of Income.

Card and processing revenue

Card and processing revenue increased $6 million and $17 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. The increase for the three and nine months ended September 30, 2014 was primarily the result of an increase in the number of actively used cards as well as higher processing fees related to additional ATM locations. Debit card interchange revenue, included in card and processing revenue, was $32 million and $95 million for the three and nine months ended September 30, 2014, respectively, compared to $31 million and $90 million for the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest income

The major components of other noninterest income are as follows:

TABLE 10: Components of Other Noninterest Income

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2014	2013	2014	2013
Gain on sale of Vantiv, Inc. shares	$—	85	$125	327
Operating lease income	21	20	63	54
Cardholder fees	11	12	34	35
Equity method income from interest in Vantiv Holding, LLC	13	18	33	54
BOLI income	11	10	32	41
Banking center income	8	9	23	26
Consumer loan and lease fees	7	7	19	20
Insurance income	3	5	9	21
Valuation adjustments on stock warrant associated with Vantiv Holding, LLC	(53)	6	(26)	116
Loss on swap associated with the sale of Visa, Inc. class B shares	(3)	(2)	(19)	(13)
Loss on OREO	—	(5)	(13)	(20)
Other, net	15	20	20	47

Total other noninterest income	$33	185	$300	708

Other noninterest income decreased $152 million in the third quarter of 2014 compared to the third quarter of 2013 and decreased $408 million for the nine months ended September 30, 2014 compared to the same period in the prior year. The decrease for the three months ended September 30, 2014 was driven by a gain of $85 million on the sale of Vantiv, Inc. shares in the third quarter of 2013. In addition, the negative valuation adjustment on the stock warrant associated with Vantiv Holding, LLC was $53 million compared to the positive valuation adjustment of $6 million during the three months ended September 30, 2013. The decrease for the nine months ended September 30, 2014 was driven by a gain of $125 million on the sale of Vantiv, Inc. shares in the second quarter of 2014 compared to gains totaling $327 million during the nine months ended September 30, 2013. In addition, the negative valuation adjustments on the stock warrant associated with Vantiv Holding, LLC were $26 million compared to the positive valuation adjustments of $116 million during the nine months ended September 30, 2013. The fair value of the stock warrant is calculated using the Black-Scholes valuation model, which utilizes several key inputs (Vantiv, Inc. stock price, strike price of the warrant and several unobservable inputs). The negative valuation adjustments for the three and nine months ended September 30, 2014, were primarily due to decreases of eight percent and five percent, respectively, in Vantiv, Inc.’s share price from June 30, 2014 to September 30, 2014 and from December 31, 2013 to September 30, 2014, respectively. The positive valuation adjustments of $6 million and $116 million for the three and nine months ended September 30, 2013, respectively, were primarily due to increases of one percent and 37%, respectively, in Vantiv, Inc.’s share price from June 30, 2013 to September 30, 2013 and from December 31, 2012 to September 30, 2013. For additional information on the valuation of the warrant, see Note 22 of the Notes to Condensed Consolidated Financial Statements.

Equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $5 million and $21 million compared to the three and nine months ended September 30, 2013, respectively. The decrease for the three months ended September 30, 2014 was primarily due to a decrease in the Bancorp’s ownership percentage of Vantiv Holding, LLC from 25% as of September 30, 2013 to 23% as of September 30, 2014 due primarily to share sales. The decrease for the nine months ended September 30, 2014 was primarily due to charges taken by Vantiv Holding, LLC related to an acquisition and a decrease in the Bancorp’s ownership percentage of Vantiv Holding, LLC.

Other noninterest income also included a $6 million increase in the loss related to the Visa total return swap for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B shares, see Note 22 of the Notes to Condensed Consolidated Financial Statements. BOLI income decreased $9 million for the nine months ended September 30, 2014 compared to the same period in the prior year primarily due to a $10 million settlement in the second quarter of 2013 related to a previously surrendered BOLI policy. The “other” caption decreased $27 million for the nine months ended September 30, 2014, compared to the prior year period primarily due to a $17 million impairment charge in the second quarter of 2014 for branches and land. For more information on this impairment charge, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expense

Total noninterest expense decreased $71 million, or seven percent, for the three months ended September 30, 2014, and decreased $180 million, or six percent, for the nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, respectively.

The major components of noninterest expense are as follows:

TABLE 11: Noninterest Expense

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2014	2013	% Change	2014	2013	% Change
Salaries, wages and incentives	$357	389	(8)	$1,083	1,193	(9)
Employee benefits	75	83	(9)	255	280	(9)
Net occupancy expense	78	75	4	236	230	3
Technology and communications	53	52	2	158	151	5
Card and processing expense	37	33	12	104	97	8
Equipment expense	30	29	4	90	85	6
Other noninterest expense	258	298	(13)	866	936	(8)

Total noninterest expense	$888	959	(7)	$2,792	2,972	(6)

Efficiency ratio	62.1%	59.2%		61.6%	57.2%

Total personnel costs (salaries, wages and incentives plus employee benefits) decreased $40 million and $135 million, respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The decrease for both periods was driven by a decrease in incentive compensation primarily in the mortgage business due to lower production levels and a decrease in base compensation and employee benefits as a result of a decline in the number of full-time equivalent employees. Full-time equivalent employees totaled 18,503 at September 30, 2014 compared to 20,256 at September 30, 2013.

TABLE 12: Components of Other Noninterest Expense

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Losses and adjustments	$21	35	$158	164
Affordable housing investments impairment	33	29	97	77
Loan and lease	29	39	88	125
FDIC insurance and other taxes	22	31	76	98
Marketing	28	32	75	91
Professional service fees	15	19	51	52
Operating lease	16	15	49	41
Travel	14	13	40	42
Postal and courier	12	11	36	36
Data processing	10	10	30	32
Recruitment and education	7	7	20	20
Insurance	4	4	12	13
OREO expense	4	5	12	12
Intangible asset amortization	1	2	3	6
(Benefit from) provision for the reserve for unfunded commitments	(8)	1	(28)	(13)
Other, net	50	45	147	140

Total other noninterest expense	$258	298	$866	936

Total other noninterest expense decreased $40 million for the three months ended September 30, 2014 compared to the same period in 2013. Losses and adjustments decreased $14 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to a decrease in legal settlements and reserve expense. Loan and lease expenses decreased $10 million due to lower loan closing and appraisal costs due to a decline in mortgage originations. FDIC insurance and other taxes decreased $9 million primarily due to the implementation of the large bank assessment fee, which included billings for prior periods, during the quarter ended September 30, 2013, the change in the mix of the Bancorp’s funding base and higher capital levels and a change in tax laws during 2014. The benefit from the reserve for unfunded commitments was $8 million for the three months ended September 30, 2014 compared to the provision for unfunded commitments of $1 million for the same period in the prior year. The increase in the benefit recognized reflects a decrease in estimated loss rates related to unfunded commitments due to improved credit trends, partially offset by an increase in unfunded commitments for which the Bancorp holds reserves.

Total other noninterest expense decreased $70 million for the nine months ended September 30, 2014 compared to the same period in 2013. Loan and lease expenses decreased $37 million for the nine months ended September 30, 2014 compared to the same period in the prior year due to lower loan closing and appraisal costs driven by a decline in mortgage originations. FDIC insurance and other taxes decreased $22 million compared to the same period in the prior year due to the reasons previously mentioned. Marketing expense decreased $16 million for the nine months ended September 30, 2014 compared to the same period in 2013 due to management’s expense control efforts. Losses and adjustments decreased $6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to a decrease in the provision for representation and warranty claims of $26 million due to improving underlying repurchase

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

metrics and the settlement in the fourth quarter of 2013 with FHLMC, partially offset by a $22 million increase in litigation settlements and reserves expense due to increased litigation and regulatory activity. The benefit from the reserve for unfunded commitments was $28 million for the nine months ended September 30, 2014 compared to $13 million for the same period in the prior year. The increase in the benefit recognized reflects a decrease in estimated loss rates related to unfunded commitments due to improved credit trends, partially offset by an increase in unfunded commitments for which the Bancorp holds reserves. Impairment on affordable housing investments increased $20 million for the nine months ended September 30, 2014 compared to the same period in 2013, as the prior period included a $9 million benefit from the sale of affordable housing investments.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 62.1% and 61.6% for the three and nine months ended September 30, 2014, respectively, compared to 59.2% and 57.2% for the three and nine months ended September 30, 2013, respectively.

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 13: Applicable Income Taxes

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2014	2013	2014	2013
Income before income taxes	$464	604	$1,509	2,037
Applicable income tax expense	124	183	411	613
Effective tax rate	26.7%	30.3	27.2%	30.1

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

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees and directors. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised and where the Bancorp has not accumulated an excess tax benefit for previously exercised or released stock-based awards, the Bancorp is required to recognize a non-cash charge to income tax expense upon the write-off of the deferred tax asset previously established for these stock-based awards. The stock-based awards granted in March of 2003 had an exercise period that expired in March of 2013. As these stock-based awards were not exercised on or before their expiration date and because the Bancorp did not have an accumulated excess tax benefit, the Bancorp was required to recognize a non-cash charge to income tax expense of $12 million for the write-off of the deferred tax asset previously established for these awards during the first quarter of 2013. Based on the Bancorp’s stock price at September 30, 2014 and the Bancorp’s accumulation of an excess tax benefit through the period ended September 30, 2014, the Bancorp does not believe it will be necessary to recognize a non-cash charge to income tax expense over the next twelve months related to stock-based awards. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future. Therefore, it is possible the Bancorp may recognize a non-cash charge to income tax expense in the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies loans and leases based upon their primary purpose. Table 14 summarizes end of period loans and leases, including loans held for sale and Table 15 summarizes average total loans and leases, including loans held for sale.

TABLE 14: Components of Total Loans and Leases (includes held for sale)

	September 30, 2014		December 31, 2013
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$41,111	45	39,347	45
Commercial mortgage loans	7,566	8	8,069	9
Commercial construction loans	1,704	2	1,041	1
Commercial leases	3,555	4	3,626	4

Subtotal – commercial	53,936	59	52,083	59

Consumer:
Residential mortgage loans	13,520	15	13,570	15
Home equity	8,987	10	9,246	10
Automobile loans	12,121	13	11,984	13
Credit card	2,317	3	2,294	3
Other consumer loans and leases	384	—	381	—

Subtotal – consumer	37,329	41	37,475	41

Total loans and leases	$91,265	100	89,558	100

Total portfolio loans and leases (excludes loans held for sale)	$90,624		88,614

Loans and leases, including loans held for sale, increased $1.7 billion, or two percent, from December 31, 2013. The increase from December 31, 2013 was the result of a $1.9 billion, or four percent, increase in commercial loans and leases partially offset by a $146 million decrease in consumer loans and leases.

Commercial loans and leases increased from December 31, 2013 primarily due to increases in commercial and industrial loans and commercial construction loans partially offset by a decrease in commercial mortgage loans. Commercial and industrial loans increased $1.8 billion, or four percent, from December 31, 2013 and commercial construction loans increased $663 million, or 64%, from December 31, 2013 as a result of an increase in new loan origination activity from higher demand due to a strengthening economy and targeted marketing efforts. Commercial mortgage loans decreased $503 million, or six percent, from December 31, 2013 due to continued run-off as the level of new originations was less than the repayments on the existing portfolio.

Consumer loans and leases decreased from December 31, 2013 primarily due to a decrease in home equity partially offset by an increase in automobile loans. Home equity decreased $259 million, or three percent, from December 31, 2013 as payoffs exceeded new loan production. Automobile loans increased $137 million, or one percent, from December 31, 2013 driven by loan originations exceeding run-off of the existing portfolio.

TABLE 15: Components of Average Total Loans and Leases (includes held for sale)

	September 30, 2014		September 30, 2013
For the three months ended ($ in millions)	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$41,525	45	38,145	43
Commercial mortgage loans	7,637	8	8,280	9
Commercial construction loans	1,565	2	797	1
Commercial leases	3,576	4	3,574	4

Subtotal – commercial	54,303	59	50,796	57

Consumer:
Residential mortgage loans	13,342	15	14,333	16
Home equity	9,009	10	9,432	11
Automobile loans	12,105	13	12,083	14
Credit card	2,295	3	2,140	2
Other consumer loans and leases	374	—	370	—

Subtotal – consumer	37,125	41	38,358	43

Total average loans and leases	$91,428	100	89,154	100

Total average portfolio loans and leases (excludes loans held for sale)	$90,799		87,272

Average loans and leases, including loans held for sale, increased $2.3 billion, or three percent, from September 30, 2013. The increase from September 30, 2013 was the result of a $3.5 billion, or seven percent, increase in average commercial loans and leases partially offset by a $1.2 billion, or three percent, decrease in average consumer loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans and leases increased from September 30, 2013 primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial loans increased $3.4 billion, or nine percent, from September 30, 2013 and average commercial construction loans increased $768 million, or 96%, from September 30, 2013 due to an increase in new loan origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage loans decreased $643 million, or eight percent, from September 30, 2013 due to continued run-off as the level of new originations was less than the repayments on the current portfolio.

Average consumer loans and leases decreased from September 30, 2013 primarily due to decreases in average residential mortgage loans and average home equity partially offset by an increase in average credit card loans. Average residential mortgage loans decreased $991 million, or seven percent, from September 30, 2013 primarily due to a decline in average loans held for sale of $1.3 billion from reduced origination volumes driven by higher mortgage rates partially offset by the continued retention of certain shorter term residential mortgage loans originated through the Bancorp’s retail branches and the decision to retain certain conforming ARMs and certain other fixed-rate loans originated during the three months ended September 30, 2014. Average home equity decreased $423 million, or four percent, from September 30, 2013 as payoffs exceeded new loan production. Average credit card loans increased $155 million, or seven percent, from September 30, 2013 primarily due to an increase in open and active accounts driven by the volume of new customer accounts.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. Total investment securities were $23.5 billion at September 30, 2014 and $19.1 billion at December 31, 2013.

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

At September 30, 2014, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio. Additionally, securities classified as below investment grade were immaterial as of September 30, 2014 and December 31, 2013. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. The Bancorp recognized $7 million and $24 million in OTTI, included in securities gains, net, in the Bancorp’s Condensed Consolidated Statements of Income, on its available-for-sale and other debt securities for the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2013, the Bancorp recognized $45 million and $57 million of OTTI on its available-for-sale and other debt securities, respectively. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or held-to-maturity debt securities during the three and nine months ended September 30, 2014 and 2013.

TABLE 16: Components of Investment Securities

As of ($ in millions)	September 30, 2014	December 31, 2013
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and federal agencies	$1,645	1,549
Obligations of states and political subdivisions	186	187
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	12,762	12,294
Agency commercial mortgage-backed securities	4,226	—
Non-agency commercial mortgage-backed securities	1,524	1,368
Asset-backed securities and other debt securities	1,329	2,146
Equity securities(b)	720	865

Total available-for-sale and other securities	$22,392	18,409

Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$190	207
Asset-backed securities and other debt securities	1	1

Total held-to-maturity	$191	208

Trading: (fair value)
U.S. Treasury and federal agencies	$14	5
Obligations of states and political subdivisions	32	13
Mortgage-backed securities:
Agency residential mortgage-backed securities	9	3
Asset-backed securities and other debt securities	19	7
Equity securities(b)	315	315

Total trading	$389	343

(a)	Includes interest-only mortgage-backed securities of $192 and $262 as of September 30, 2014 and December 31, 2013, respectively, recorded at fair value with fair value changes recorded in securities gains, net and securities gains, net non-qualifying hedges on mortgage servicing rights in the Condensed Consolidated Financial Statements.
(b)	Equity securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On an amortized cost basis, available-for-sale and other securities increased $4.0 billion, or 22%, from December 31, 2013 primarily due to increases in agency residential mortgage-backed securities and agency commercial mortgage-backed securities partially offset by a decrease in asset-backed securities and other debt securities. Agency residential mortgage-backed securities increased $468 million, or four percent, from December 31, 2013 due primarily to the purchase of $5.4 billion of collateralized mortgage obligations partially offset by sales of $3.5 billion and paydowns of $1.5 billion during the nine months ended September 30, 2014. Agency commercial mortgage-backed securities increased $4.2 billion from December 31, 2013 primarily due to $4.3 billion in purchases of agency commercial mortgage-backed securities partially offset by $20 million in sales and $12 million in paydowns on the portfolio during the nine months ended September 30, 2014. Asset-backed securities and other debt securities decreased $817 million, or 38%, from December 31, 2013 due primarily to sales of $1.1 billion of asset-backed securities and collateralized loan obligations and paydowns on the portfolio of $28 million partially offset by the purchase of $248 million of asset-backed securities during the nine months ended September 30, 2014.

On an amortized cost basis, available-for-sale and other securities were 19% and 16% of total interest-earning assets at September 30, 2014 and December 31, 2013, respectively. The estimated weighted-average life of the debt securities in the available-for-sale portfolio was 6.8 years at September 30, 2014 compared to 6.7 years at December 31, 2013. In addition, at September 30, 2014, the available-for-sale securities portfolio had a weighted-average yield of 3.35%, compared to 3.39% at December 31, 2013.

Information presented in Table 17 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale securities portfolio were $520 million at September 30, 2014 compared to $188 million at December 31, 2013. The increase from December 31, 2013 was primarily due to a decrease in interest rates during the nine months ended September 30, 2014. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

TABLE 17: Characteristics of Available-for-Sale and Other Securities

As of September 30, 2014 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies:
Average life 1 – 5 years	$1,645	1,739	2.4	3.49%

Total	1,645	1,739	2.4	3.49
Obligations of states and political subdivisions:(a)
Average life of one year or less	36	36	0.5	0.03
Average life 1 – 5 years	115	119	3.1	3.62
Average life 5 – 10 years	30	32	8.1	3.66
Average life greater than 10 years	5	6	10.6	3.78

Total	186	193	3.6	2.94
Agency residential mortgage-backed securities:
Average life of one year or less	64	65	0.3	5.02
Average life 1 – 5 years	1,470	1,536	4.0	4.27
Average life 5 – 10 years	10,323	10,519	6.6	3.35
Average life greater than 10 years	905	940	11.8	4.10

Total	12,762	13,060	6.6	3.52
Agency commercial mortgage-backed securities:
Average life 1 – 5 years	110	110	5.0	2.17
Average life 5 – 10 years	3,354	3,374	8.2	3.07
Average life greater than 10 years	762	771	14.6	3.48

Total	4,226	4,255	9.3	3.12
Non-agency commercial mortgage-backed securities:
Average life of one year or less	52	53	0.6	2.46
Average life 1 – 5 years	598	615	2.5	3.02
Average life 5 – 10 years	874	901	8.0	3.69

Total	1,524	1,569	5.6	3.38
Asset-backed securities and other debt securities:
Average life of one year or less	88	93	0.1	2.01
Average life 1 – 5 years	540	553	3.3	2.68
Average life 5 – 10 years	228	236	6.8	1.87
Average life greater than 10 years	473	488	14.4	2.03

Total	1,329	1,370	7.7	2.27
Equity securities	720	726

Total available-for-sale and other securities	$22,392	22,912	6.8	3.35%

(a)	Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.00%, 1.94%, 2.01% and 0.37% for securities with an average life of 1 year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 70% and 71% of the Bancorp’s asset funding base at September 30, 2014 and December 31, 2013, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Deposits

	September 30, 2014		December 31, 2013
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$32,258	32	32,634	32
Interest checking	24,930	26	25,875	26
Savings	15,355	16	17,045	17
Money market	16,199	17	11,644	12
Foreign office	1,577	2	1,976	2

Transaction deposits	90,319	93	89,174	89
Other time	3,856	4	3,530	4

Core deposits	94,175	97	92,704	93
Certificates-$100,000 and over	3,117	3	6,571	7

Total deposits	$97,292	100	99,275	100

Core deposits increased $1.5 billion, or two percent, from December 31, 2013 driven by an increase of $1.1 billion, or one percent, in transaction deposits and an increase of $326 million, or nine percent, in other time deposits. Total transaction deposits increased from December 31, 2013 due to an increase in money market deposits, partially offset by decreases in savings deposits, interest checking deposits, foreign office deposits and demand deposits. Money market deposits increased $4.6 billion, or 39%, from December 31, 2013 driven by a promotional product offering which drove balance migration from savings deposits which decreased $1.7 billion, or 10%, from December 31, 2013 and the acquisition of new customers. Interest checking deposits decreased $945 million, or four percent, primarily due to consumer customer seasonality during the fourth quarter of 2013 and lower commercial customer balances. Foreign office deposits decreased $399 million, or 20%, primarily due to a decrease in commercial customer balances. Demand deposits decreased $376 million, or one percent, from December 31, 2013 primarily due to uninvested trust funds held in demand deposit accounts at December 31, 2013 that were invested during the first quarter of 2014. This decrease was partially offset by an increase in commercial customer account balances. Other time deposits increased $326 million, or nine percent, from December 31, 2013 primarily from the acquisition of new customers due to promotional interest rates.

The Bancorp uses certificates $100,000 and over as a method to fund earning assets. At September 30, 2014, certificates $100,000 and over decreased $3.5 billion, or 53%, compared to December 31, 2013 primarily due to the maturity and run-off of retail and institutional certificates of deposit during the nine months ended September 30, 2014.

The following table presents average deposits for the three months ended:

TABLE 19: Average Deposits

	September 30, 2014		September 30, 2013
		% of		% of
($ in millions)	Balance	Total	Balance	Total
Demand	$31,790	33	30,655	32
Interest checking	24,926	26	23,116	25
Savings	15,759	16	18,026	19
Money market	15,222	16	9,693	10
Foreign office	1,663	2	1,755	2

Transaction deposits	89,360	93	83,245	88
Other time	3,800	4	3,676	4

Core deposits	93,160	97	86,921	92
Certificates-$100,000 and over	3,339	3	7,315	8
Other	—	—	17	—

Total average deposits	$96,499	100	94,253	100

On an average basis, core deposits increased $6.2 billion, or seven percent, from September 30, 2013 due to an increase of $6.1 billion, or seven percent, in average transaction deposits and an increase of $124 million, or three percent, in average other time deposits. The increase in average transaction deposits was driven by increases in average money market deposits, average interest checking deposits and average demand deposits, partially offset by a decrease in average savings deposits. Average money market deposits increased $5.5 billion, or 57%, from September 30, 2013 primarily due to a promotional product offering which drove balance migration from savings deposits which decreased $2.3 billion, or 13%, from September 30, 2013. The remaining increase in average money market deposits was due to an increase in average commercial account balances and new commercial customer accounts. Average interest checking deposits increased $1.8 billion, or eight percent, from September 30, 2013 primarily due to an increase in average balance per account and new commercial customer accounts. Average demand deposits increased $1.1 billion, or four percent, from September 30, 2013 due to an increase in average commercial account balances and new commercial customer accounts. Average other time deposits increased $124 million, or three percent, from September 30, 2013 primarily from the acquisition of new customers due to promotional interest rates. Average certificates $100,000 and over decreased $4.0 billion, or 54%, from September 30, 2013 due primarily to the maturity and run-off of retail and institutional certificates of deposit during the nine months ended September 30, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual maturities

The contractual maturities of certificates $100,000 and over as of September 30, 2014 are summarized in the following table:

TABLE 20: Contractual Maturities of Certificates—$100,000 and over

($ in millions)
Three months or less	$456
After three months through six months	732
After six months through 12 months	326
After 12 months	1,603

Total	$3,117

The contractual maturities of other time deposits and certificates $100,000 and over as of September 30, 2014 are summarized in the following table:

TABLE 21: Contractual Maturities of Other Time Deposits and Certificates $100,000 and over

($ in millions)
Next 12 months	$3,038
13-24 months	1,479
25-36 months	819
37-48 months	803
49-60 months	565
After 60 months	269

Total	$6,973

Borrowings

Total borrowings increased $5.9 billion, or 52%, from December 31, 2013. Table 22 summarizes the end of period components of total borrowings. As of September 30, 2014, total borrowings as a percentage of interest-bearing liabilities were 21% compared to 14% at December 31, 2013.

TABLE 22: Borrowings

As of ($ in millions)	September 30, 2014	December 31, 2013
Federal funds purchased	$148	284
Other short-term borrowings	2,730	1,380
Long-term debt	14,336	9,633

Total borrowings	$17,214	11,297

Federal funds purchased decreased $136 million, or 48%, from December 31, 2013 driven by a decrease in excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings increased $1.4 billion, or 98%, from December 31, 2013 driven by an increase of $1.4 billion in short-term FHLB borrowings. The level of these borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Long-term debt increased by $4.7 billion, or 49%, from December 31, 2013 primarily driven by the issuance of $2.9 billion of unsecured senior notes and the issuance of asset-backed securities by consolidated VIEs of $2.8 billion related to automobile loan securitizations during the nine months ended September 30, 2014, partially offset by $921 million of paydowns on long-term debt associated with automobile loan securitizations. For additional information regarding automobile securitizations and long-term debt issuances, see Note 10 and Note 14, respectively, of the Notes to Condensed Consolidated Financial Statements.

The following table presents average borrowings for the three months ended:

TABLE 23: Average Borrowings

($ in millions)	September 30, 2014	September 30, 2013
Federal funds purchased	$520	464
Other short-term borrowings	1,973	1,675
Long-term debt	13,955	7,453

Total average borrowings	$16,448	9,592

Average total borrowings increased $6.9 billion, or 71%, compared to September 30, 2013, due to increases in average long-term debt, average federal funds purchased and average other short-term borrowings. The increase in average long-term debt of $6.5 billion, or 87%, was driven by the aforementioned issuances of long-term debt as discussed above as well as the issuance of $1.8 billion of unsecured senior bank notes and the issuance of $750 million of subordinated notes during the fourth quarter of 2013. The impact of these issuances was partially offset by the redemption of $750 million of outstanding TruPS during the fourth quarter of 2013. The level of average other short-term borrowings and average federal funds purchased can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Information on the average rates paid on borrowings is discussed in the net interest income section of MD&A. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Additional detailed financial information on each business segment is included in Note 23 of the Notes to Condensed Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices or businesses change.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2014 to reflect the current market rates and updated duration assumptions. These rates were generally higher than those in place during 2013, thus net interest income for deposit providing businesses was positively impacted for the three and nine months ended September 30, 2014.

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

The results of operations and financial position for the three and nine months ended September 30, 2013 were adjusted to reflect the transfer of certain customers and Bancorp employees from Branch Banking to Commercial Banking, effective January 1, 2014. In addition, the prior year balances were adjusted to reflect a change in internal allocation methodology.

Net income (loss) by business segment is summarized in the following table:

TABLE 24: Business Segment Net Income Available to Common Shareholders

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2014	2013	2014	2013
Income Statement Data
Commercial Banking	$217	216	$594	628
Branch Banking	91	59	243	143
Consumer Lending	1	15	(19)	151
Investment Advisors	13	20	40	45
General Corporate & Other	18	111	240	457

Net income	340	421	1,098	1,424
Less: Net income attributable to noncontrolling interests	—	—	2	(9)

Net income attributable to Bancorp	340	421	1,096	1,433
Dividends on preferred stock	12	—	44	18

Net income available to common shareholders	$328	421	$1,052	1,415

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 25: Commercial Banking

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2014	2013	2014	2013
Income Statement Data
Net interest income (FTE)(a)	$423	406	$1,246	1,187
Provision for loan and lease losses	47	39	184	122
Noninterest income:
Corporate banking revenue	98	100	311	300
Service charges on deposits	72	67	214	198
Other noninterest income	48	49	122	121
Noninterest expense:
Salaries, incentives and benefits	73	74	230	235
Other noninterest expense	249	240	756	676

Income before taxes	272	269	723	773
Applicable income tax expense(a)(b)	55	53	129	145

Net income	$217	216	$594	628

Average Balance Sheet Data
Commercial loans, including held for sale	$51,664	47,967	$51,186	47,479
Demand deposits	18,956	17,662	18,484	16,787
Interest checking	7,668	6,832	8,043	7,009
Savings and money market	5,755	4,882	5,846	4,709
Certificates-$100,000 and over	1,523	1,282	1,376	1,282
Foreign office deposits and other deposits	1,659	1,739	1,955	1,413

(a)	Includes FTE adjustments of $5 for the three months ended September 30, 2014 and 2013 and $15 for the nine months ended September 30, 2014 and 2013.
(b)	Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Net income was $217 million for the three months ended September 30, 2014, compared to net income of $216 million for the three months ended September 30, 2013. The increase was driven by increases in net interest income and noninterest income, partially offset by increases in the provision for loan and lease losses and noninterest expense. For the nine months ended September 30, 2014, net income was $594 million compared to $628 million for the same period in the prior year. The decrease was driven by increases in noninterest expense and the provision for loan and lease losses, partially offset by increases in net interest income and noninterest income.

Net interest income increased $17 million and $59 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year. The increases were primarily driven by growth in average commercial construction loans, an increase in FTP credits due to an increase in average demand deposits and a decrease in FTP charges, partially offset by a decline in yields of 25 bps and 30 bps on average commercial loans for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year.

Provision for loan and lease losses increased $8 million for the three months ended September 30, 2014 and $62 million for the nine months ended September 30, 2014, compared to the same periods of the prior year. The increase for the three months ended September 30, 2014 compared to the same period of the prior year was due to an increase in net charge-offs relating to commercial and industrial loans in the third quarter of 2014. The increase for the nine months ended September 30, 2014 compared to the same period of the prior year was due to an increase in net charge-offs related to certain impaired commercial loans in the first quarter of 2014 and the previously mentioned increase in net charge-offs relating to commercial and industrial loans in the third quarter of 2014. Net charge-offs as a percent of average portfolio loans and leases increased to 36 bps for the three months ended September 30, 2014 compared to 32 bps for the same period of the prior year and increased to 48 bps for the nine months ended September 30, 2014 compared to 34 bps for the same period of the prior year.

Noninterest income increased $2 million and $28 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2014 was due to an increase in service charges on deposits, partially offset by a decrease in corporate banking revenue. Service charges on deposits increased $5 million for the three months ended September 30, 2014 from the same period in the prior year primarily driven by higher commercial deposit revenue which increased due to the acquisition of new customers and product expansion. Corporate banking revenue decreased $2 million for the three months ended September 30, 2014 from the same period in the prior year primarily driven by decreases in business lending fees and syndication fees partially offset by increases in foreign exchange fees and institutional sales revenue. The increase for the nine months ended September 30, 2014 was due to increases in service charges on deposits and corporate banking revenue. Service charges on deposits increased $16 million for the nine months ended September 30, 2014 from the same period of the prior year primarily driven by higher commercial deposit revenue which increased due to the reasons previously mentioned. Corporate banking revenue increased $11 million for the nine months ended September 30, 2014 from the same period in the prior year primarily driven by increases in institutional sales revenue, letter of credit fees and syndication fees, partially offset by decreases in business lending fees and interest rate derivative revenue.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $8 million for the three months ended September 30, 2014 compared to the same period of the prior year primarily driven by an increase in other noninterest expense. The increase in other noninterest expense was primarily due to increases in corporate overhead allocations and impairment on affordable housing investments. Noninterest expense increased $75 million for the nine months ended September 30, 2014 compared to the same period of the prior year driven by an increase in other noninterest expense, partially offset by a decrease in salaries, incentives and benefits. The increase in other noninterest expense was primarily due to increases in corporate overhead allocations, impairment on affordable housing investments, operating lease expense and litigation expense. Salaries, incentives and benefits decreased due to a decrease in incentive compensation resulting from a change to the structure of the incentive compensation plans in the first quarter of 2014.

Average commercial loans increased $3.7 billion for the three and nine months ended September 30, 2014 compared to the same periods of the prior year primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial portfolio loans increased $3.4 billion and $3.8 billion for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year and average commercial construction portfolio loans increased $762 million and $602 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year as a result of an increase in new loan origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage portfolio loans decreased $545 million and $720 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year due to continued run-off as the level of new originations was less than the repayments on the current portfolio.

Average core deposits increased $2.9 billion and $4.4 billion for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year. The increase for the three months ended September 30, 2014 was primarily driven by strong growth in average demand deposits, average savings and money market deposits and average interest checking balances which increased $1.3 billion, $873 million and $836 million, respectively, compared to the same period of the prior year. The increase for the nine months ended September 30, 2014 was primarily driven by strong growth in average demand deposits, average savings and money market deposits, average interest checking balances and average foreign deposits, which increased $1.7 billion, $1.1 billion, $1.0 billion and $542 million, respectively, compared to the same period of the prior year.

Branch Banking

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,308 full-service Banking Centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table contains selected financial data for the Branch Banking segment:

TABLE 26: Branch Banking

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2014	2013	2014	2013
Income Statement Data
Net interest income	$389	347	$1,152	1,002
Provision for loan and lease losses	50	50	142	156
Noninterest income:
Service charges on deposits	73	72	202	207
Card and processing revenue	58	52	167	152
Investment advisory revenue	40	35	115	110
Other noninterest income	23	28	49	81
Noninterest expense:
Salaries, incentives and benefits	135	135	407	414
Net occupancy and equipment expense	62	61	185	180
Card and processing expense	35	30	98	91
Other noninterest expense	161	168	477	491

Income before taxes	140	90	376	220
Applicable income tax expense	49	31	133	77

Net income	$91	59	$243	143

Average Balance Sheet Data
Consumer loans, including held for sale	$14,982	15,317	$15,017	15,210
Commercial loans, including held for sale	1,542	1,793	1,613	1,819
Demand deposits	11,237	10,931	11,178	10,672
Interest checking	8,916	8,747	9,034	8,757
Savings and money market	24,333	22,035	23,557	22,155
Other time and certificates - $100,000 and over	4,732	4,633	4,620	4,818

Net income was $91 million for the three months ended September 30, 2014, compared to net income of $59 million for the three months ended September 30, 2013. The increase was driven by increases in net interest income and noninterest income. For the nine months ended September 30, 2014, net income was $243 million compared to $143 million for the same period of the prior year. The increase was driven by an increase in net interest income and declines in the provision for loan and lease losses and noninterest expense partially offset by a decline in noninterest income.

Net interest income increased $42 million and $150 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year. The primary drivers of the increases were increases in the FTP credit rates for demand deposits, savings and money market deposits and interest checking deposits.

Provision for loan and lease losses decreased $14 million for the nine months ended September 30, 2014 compared to the same period of the prior year. Net charge-offs as a percent of average loans and leases decreased to 114 bps for the nine months ended September 30, 2014 compared to 122 bps for the same period of the prior year as a result of improved credit trends.

Noninterest income increased $7 million and decreased $17 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year. The increase for the three months ended September 30, 2014 was primarily driven by increases in card and processing revenue and investment advisory revenue, partially offset by a decrease in other noninterest income. Card and processing revenue increased $6 million for the three months ended September 30, 2014 compared to the same period in 2013 due to an increase in the number of actively used cards as well as higher processing fees related to additional ATM locations. Investment advisory revenue increased $5 million for the three months ended September 30, 2014 compared to the same period in 2013 due to growth in retail brokerage revenue. The decrease in other noninterest income was primarily due to a decrease in gains on loan sales and mortgage origination fees due to a decline in mortgage originations, as well as a decrease in retail service fees. The decrease for the nine months ended September 30, 2014 was primarily driven by decreases in other noninterest income and service charges on deposits, partially offset by increases in card and processing revenue and investment advisory revenue. Other noninterest income decreased primarily due to a $17 million impairment charge in the second quarter of 2014 for branches and land. For more information on this impairment charge, see Note 7 of the Notes to Condensed Consolidated Financial Statements. The remaining decrease in other noninterest income was primarily due to decreases in gains on loan sales and mortgage origination fees and retail service fees. Service charges on deposits decreased $5 million for the nine months ended September 30, 2014 compared to the same period in the prior year due to a decrease in consumer checking and savings fees from a decline in the percentage of consumer customers being charged service fees. Card and processing revenue increased $15 million for the nine months ended September 30, 2014 compared to the same period in 2013 due to an increase in the number of actively used cards as well as higher processing fees related to additional ATM locations. Investment advisory revenue increased $5 million for the nine months ended September 30, 2014 compared to the same period in 2013 for the reason previously mentioned.

Noninterest expense decreased $1 million and $9 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year. The decrease for the three months ended September 30, 2014 was primarily due to a decline of $7 million in other noninterest expense due to decreases in corporate overhead allocations, marketing expense and loan and lease expense. This was partially offset by an increase for the three months ended September 30, 2014 of $5 million in card and processing expense primarily due to

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

higher rewards expense relating to credit cards and increased fraud-related charges. The decrease for the nine months ended September 30, 2014 was due to declines in other noninterest expense and salaries, incentives and benefits, partially offset by increases in card and processing expense and net occupancy and equipment expense. The decrease in other noninterest expense was primarily driven by lower marketing expense and loan and lease expense partially offset by higher corporate overhead allocations. The decrease in salaries, incentives and benefits was primarily driven by lower compensation costs due to a decline in the number of full-time equivalent employees. Card and processing expense increased $7 million for the nine months ended September 30, 2014 due to the reasons previously mentioned.

Average consumer loans decreased $335 million for the three months ended September 30, 2014 and $193 million for the nine months ended September 30, 2014 compared to the same periods in the prior year. These decreases were primarily due to a decrease in average home equity loans of $259 million and $441 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year as payoffs exceeded new advances and new loan production. The decrease for the three months ended September 30, 2014 was also due to a decrease in average residential mortgage loans of $169 million compared to the same period in the prior year due primarily to reduced origination volumes driven by higher mortgage rates. The decrease for the three months ended September 30, 2014 was partially offset by an increase in average credit card loans of $153 million compared to the same period in the prior year primarily due to an increase in open and active accounts driven by the volume of new customer accounts. The decrease for the nine months ended September 30, 2014 was partially offset by increases in average credit card loans of $155 million and average residential mortgage loans of $149 million compared to the same period in the prior year. The increase in average credit card loans was primarily due to an increase in open and active accounts driven by the volume of new customer accounts. The increase in average residential mortgage loans was primarily due to the continued retention of certain shorter term residential mortgage loans.

Average core deposits increased $2.9 billion and $2.1 billion for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. These increases were primarily driven by net growth in average savings and money market deposits of $2.3 billion and $1.4 billion for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 27: Consumer Lending

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2014	2013	2014	2013
Income Statement Data
Net interest income	$64	76	$193	246
Provision for loan and lease losses	17	20	55	71
Noninterest income:
Mortgage banking net revenue	60	118	244	563
Other noninterest income	10	18	33	52
Noninterest expense:
Salaries, incentives and benefits	30	49	96	182
Other noninterest expense	85	119	349	374

Income (loss) before taxes	2	24	(30)	234
Applicable income tax (benefit) expense	1	9	(11)	83

Net income (loss)	$1	15	$(19)	151

Average Balance Sheet Data
Residential mortgage loans, including held for sale	$8,873	9,938	$8,808	10,613
Home equity	474	547	492	571
Automobile loans, including held for sale	11,561	11,474	11,509	11,402
Other consumer loans and leases	12	13	19	16

Net income was $1 million for the three months ended September 30, 2014, compared to net income of $15 million for the three months ended September 30, 2013. The decrease was driven by decreases in net interest income and noninterest income, partially offset by decreases in noninterest expense and the provision for loan and lease losses. For the nine months ended September 30, 2014, Consumer Lending incurred a net loss of $19 million compared to net income of $151 million for the same period in the prior year. The decrease was driven by decreases in net interest income and noninterest income, partially offset by decreases in noninterest expense and the provision for loan and lease losses.

Net interest income decreased $12 million and $53 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. The decrease for the three and nine months ended September 30, 2014 was primarily driven by decreases in average residential mortgage loans and average home equity loans as well as lower yields on average automobile loans partially offset by a decrease in FTP charges on loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for loan and lease losses decreased $3 million and $16 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year, as delinquency metrics and underlying loss trends improved primarily in residential mortgage loans and home equity loans. Net charge-offs as a percent of average loans and leases decreased to 33 bps for the three months ended September 30, 2014 compared to 40 bps for the same period of the prior year and decreased to 37 bps for the nine months ended September 30, 2014 compared to 47 bps for the same period of the prior year.

Noninterest income decreased $66 million and $338 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year. The decrease for the three months ended September 30, 2014 was driven by a decrease in mortgage banking net revenue of $58 million primarily due to a $39 million decrease in mortgage origination fees and gains on loan sales due to a decline in mortgage originations and a decrease of $19 million in net mortgage servicing revenue. The decrease for the nine months ended September 30, 2014 was driven by a decrease of $319 million in mortgage banking net revenue primarily due to a $269 million decline in mortgage origination fees and gains on loan sales due to a decline in mortgage originations and a $50 million decrease in net mortgage servicing revenue. Refer to the Noninterest Income section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense decreased $53 million and $111 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year. The decrease for the three months ended September 30, 2014 was primarily due to a decline of $34 million in other noninterest expense due to lower litigation expense, representation and warranty expense, loan and lease expense and corporate overhead allocations. Salaries, incentives and benefits declined $19 million primarily as a result of lower mortgage loan originations. The decrease for the nine months ended September 30, 2014 was due to a decline of $86 million in salaries, incentives and benefits which decreased primarily as a result of lower mortgage originations and a decrease of $25 million in other noninterest expense. Other noninterest expense decreased primarily due to decreases in representation and warranty expense, loan and lease expense and corporate overhead allocations, partially offset by an increase in litigation expense.

Average consumer loans and leases decreased $1.1 billion and $1.8 billion for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year. Average residential mortgage loans, including held for sale, decreased $1.1 billion and $1.8 billion for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year due primarily to a decline of $1.3 billion and $1.8 billion for the three and nine months ended September 30, 2014, respectively, in average residential mortgage loans held for sale from reduced origination volumes driven by higher mortgage rates. The decrease was partially offset by the continued retention of certain shorter term residential mortgage loans originated through the Bancorp’s retail branches and the decision to retain certain conforming ARMs and certain other fixed-rate loans originated during the three months ended September 30, 2014. In addition, average home equity loans decreased $73 million and $79 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year as payoffs exceeded new loan production. Average automobile loans, including held for sale, increased $87 million and $107 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year due to new originations exceeding run-off.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table contains selected financial data for the Investment Advisors segment:

TABLE 28: Investment Advisors

	For the three months		For the nine months
	ended September 30,		ended September 30,
($ in millions)	2014	2013	2014	2013
Income Statement Data
Net interest income	$30	38	$90	109
Provision for loan and lease losses	1	—	3	1
Noninterest income:
Investment advisory revenue	101	95	300	289
Other noninterest income	1	4	8	16
Noninterest expense:
Salaries, incentives and benefits	39	39	122	120
Other noninterest expense	72	68	211	224

Income before taxes	20	30	62	69
Applicable income tax expense	7	10	22	24

Net income	$13	20	$40	45

Average Balance Sheet Data
Loans and leases	$2,216	2,026	$2,233	1,978
Core deposits	9,524	8,712	9,473	8,595

Net income was $13 million for the three months ended September 30, 2014 compared to net income of $20 million for the three months ended September 30, 2013. The decrease was driven primarily by a decrease in net interest income and an increase in noninterest expense, partially offset by an increase in noninterest income. For the nine months ended September 30, 2014, net income was $40 million compared to $45 million for the same period of the prior year. The decrease was driven primarily by a decrease in net interest income, partially offset by a decrease in noninterest expense and an increase in noninterest income. Net interest income decreased $8 million and $19 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year primarily due to a decrease in FTP credits on interest checking deposits.

Noninterest income increased $3 million for both the three and nine months ended September 30, 2014 compared to the same periods of the prior year. The increase for the three months ended September 30, 2014 was primarily due to a $6 million increase in investment advisory revenue partially offset by a $3 million decrease in other noninterest income. The increase in investment advisory revenue was primarily driven by an increase of $5 million in private client services revenue due to growth in personal asset management fees. The decrease in other noninterest income was driven by a decrease in international revenue and a gain on the sale of a certain fund which was sold in the third quarter of 2013. The increase for the nine months ended September 30, 2014 was primarily due to a $11 million increase in private client services revenue due to the reason previously mentioned, partially offset by an $8 million decrease in other noninterest income as other noninterest income in the prior year period included $7 million in gains on the sale of certain advisory contracts and the previously mentioned sale of a certain fund.

Noninterest expense increased $4 million and decreased $11 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year. The increase for the three months ended September 30, 2014 was primarily driven by an increase in other noninterest expense due to a $4 million recovery of previously recognized fraud losses in the three months ended September 30, 2013. The decrease for the nine months ended September 30, 2014 was primarily due to a decrease in other noninterest expense driven by a $7 million decrease in fraud losses and a decrease in corporate overhead allocations.

Average loans and leases increased $190 million and $255 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 primarily due to increases in average residential mortgage loans and average commercial mortgage loans, partially offset by a decrease in average home equity. Average core deposits increased $812 million and $878 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods of the prior year primarily due to growth in average interest checking balances as customers have opted to maintain excess funds in liquid transaction accounts as a result of interest rates remaining near historic lows.

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

Results for the three and nine months ended September 30, 2014 were impacted by a benefit of $44 million and $168 million, respectively, due to reductions in the ALLL. Net interest income for the three months ended September 30, 2014 was $2 million compared to $31 million in the same period of the prior year. Net interest income for the nine months ended September 30, 2014 was $31 million compared to $132 million in the same period of the prior year. Decreases in net interest income for both periods were due to decreases in the benefit related to the FTP charges on loans and increases in interest expense on long-term debt, partially offset by increases in interest income on taxable securities. Results were impacted by a noninterest income loss of $26 million and noninterest income of $165 million for the three and nine months ended September 30, 2014, respectively, compared to noninterest income of $118 million and $543 million for the three and nine

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

months ended September 30, 2013, respectively. The decrease for the three months ended September 30, 2014 was driven by a gain of $85 million on the sale of Vantiv, Inc. shares in the third quarter of 2013. In addition, the negative valuation adjustment on the stock warrant associated with Vantiv Holding, LLC was $53 million compared to the positive valuation adjustment of $6 million during the three months ended September 30, 2013. The decrease for the nine months ended September 30, 2014 was driven by a gain of $125 million on the sale of Vantiv, Inc. shares in the second quarter of 2014 compared to gains totaling $327 million during the nine months ended September 30, 2013. In addition, the negative valuation adjustments on the stock warrant associated with Vantiv Holding, LLC was $26 million compared to the positive valuation adjustments of $116 million during the nine months ended September 30, 2013. Additionally, the equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $5 million compared to the three months ended September 30, 2013 and decreased $21 million compared to the nine months ended September 30, 2013. Noninterest income also included $3 million and $19 million of negative valuation adjustments related to the Visa total return swap for the three and nine months ended September 30, 2014, respectively, compared with $2 million and $13 million, respectively, from the same periods of the prior year.

Noninterest expense for the three and nine months ended September 30, 2014 was a benefit of $15 million and $29 million, respectively, compared to an expense of $11 million and $93 million for the three and nine months ended September 30, 2013, respectively. The decreases for both periods were driven by decreases in compensation expense, FDIC insurance and other taxes and litigation and regulatory activity, partially offset by a decrease in the benefit from other noninterest expense driven by decreased corporate overhead allocations from General Corporate and Other to the other business segments.

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

The assumption of risk requires robust and active risk management practices that comprise an integrated and comprehensive set of activities, measures and strategies that apply to the entire organization. The Bancorp has established a Risk Appetite Framework, approved by the Board, that provides the foundations of corporate risk capacity, risk appetite and risk tolerances. The Bancorp’s risk capacity is represented by its available financial resources. Risk capacity sets an absolute limit on risk-assumption in the Bancorp’s annual and strategic plans. The Bancorp understands that not all financial resources may persist as viable loss buffers over time. Further, consideration must be given to regulatory capital buffers required per Capital Policy Targets that would reduce risk capacity. Those factors take the form of capacity adjustments to arrive at an Operating Risk Capacity which represents the operating risk level the Bancorp can assume while maintaining its solvency standard. The Bancorp’s policy currently discounts its Operating Risk Capacity by a minimum of five percent to provide a buffer; as a result, the Bancorp’s risk appetite is limited by policy to, at most, 95% of its Operating Risk Capacity.

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

•	The ERM division creates and maintains other functions, committees or processes as are necessary to effectively oversee risk management throughout the Bancorp.

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

The following tables provide a summary of potential problem loans:

TABLE 29: Potential Problem Loans

As of September 30, 2014 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,090	1,097	1,508
Commercial mortgage	321	322	322
Commercial construction	3	3	6
Commercial leases	39	39	40

Total	$1,453	1,461	1,876

TABLE 30: Potential Problem Loans
As of December 31, 2013 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,032	1,034	1,323
Commercial mortgage	517	520	520
Commercial construction	44	44	50
Commercial leases	18	18	18

Total	$1,611	1,616	1,911

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for modeling expected losses. The dual risk rating system includes thirteen probabilities of default grade categories and an additional six grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-category risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system as a commercial credit risk management tool. The Bancorp is assessing the necessary modifications to the dual risk rating system outputs to develop a U.S. GAAP compliant ALLL model and will make a decision on the use of modified dual risk ratings for purposes of determining the Bancorp’s ALLL once the FASB has issued a final standard regarding proposed methodology changes to the determination of credit impairment as outlined in the FASB’s Proposed Accounting Standard Update- Financial Instruments-Credit Losses (Subtopic 825-15) issued on December 20, 2012. Scoring systems, various analytical tools and portfolio performance monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer and small business loan portfolios.

Overview

Economic growth is improving and GDP is expected to maintain its modest expansionary pattern. The job market is slowly but steadily improving. Housing prices have largely stabilized and are increasing in many markets, but overall current economic conditions are causing weaker than desired qualified loan demand and a relatively low interest rate environment, which directly impacts the Bancorp’s growth and profitability.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. As of September 30, 2014, consumer real estate loans originated from 2005 to 2008 represent approximately 27% of the consumer real estate portfolio and approximately 72% of total losses for the third quarter of 2014. Loss rates continue to improve as newer vintages are performing within expectations. With the stabilization of certain real estate markets, the Bancorp began to selectively originate new homebuilder and developer lending and nonowner-occupied commercial lending real estate in the third quarter of 2011. Currently, the level of new commercial real estate fundings is slightly above the amortization and pay-off of the portfolio. The Bancorp continues to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, as well as utilizing commercial and consumer loan workout teams. For commercial and consumer loans owned by the Bancorp, loan modification strategies are developed that are workable for both the borrower and the Bancorp when the borrower displays a willingness to cooperate. These strategies typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP 2.0 programs. For loans refinanced under the HARP 2.0 program, the Bancorp strictly adheres to the underwriting requirements of the program and promptly sells the refinanced loan back to the agencies. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics. The Bancorp participates in trial modifications in conjunction with the HAMP program for loans it services for FHLMC and FNMA. As these trial modifications relate to loans serviced for others, they are not included in the Bancorp’s troubled debt restructurings as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loan. As of September 30, 2014, repurchased loans restructured or refinanced under these programs were immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Additionally, as of September 30, 2014, $20 million of loans refinanced under HARP 2.0 were included in loans held for sale in the Bancorp’s Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2014, the Bancorp recognized $2 million and $10 million, respectively, of noninterest income in mortgage banking net revenue in the Bancorp’s Condensed Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP 2.0 programs.

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

The risk within the commercial loan and lease portfolio is managed and monitored through an underwriting process utilizing detailed origination policies, continuous loan level reviews, monitoring of industry concentration and product type limits and continuous portfolio risk management reporting. The origination policies for commercial real estate outline the risks and underwriting requirements for owner and nonowner-occupied and construction lending. Included in the policies are maturity and amortization terms, maximum LTVs, minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable) and sensitivity, pro-forma analysis requirements and interest rate sensitivity. The Bancorp requires a valuation of real estate collateral, which may include third-party appraisals, be performed at the time of origination and renewal in accordance with regulatory requirements and on an as needed basis when market conditions justify. Although the Bancorp does not back test these collateral value assumptions, the Bancorp maintains an appraisal review department to order and review third-party appraisals in accordance with regulatory requirements. Collateral values on criticized assets with relationships exceeding $1 million are reviewed quarterly to assess the appropriateness of the value ascribed in the assessment of charge-offs and specific reserves. In addition, the Bancorp applies incremental valuation haircuts to older appraisals that relate to collateral dependent loans, which can currently be up to 20-30% of the appraised value based on the type of collateral. These incremental valuation haircuts generally reflect the age of the most recent appraisal as well as collateral type. Trends in collateral values, such as home price indices and recent asset dispositions, are monitored in order to determine whether changes to the appraisal haircuts are warranted. Other factors such as local market conditions or location may also be considered as necessary.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp assesses all real estate and non-real estate collateral securing a loan and considers all cross collateralized loans in the calculation of the LTV ratio. The following tables provide detail on the most recent LTV ratios for commercial mortgage loans greater than $1 million, excluding impaired commercial mortgage loans individually evaluated. The Bancorp does not typically aggregate the LTV ratios for commercial mortgage loans less than $1 million.

TABLE 31: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of September 30, 2014 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$158	305	2,007
Commercial mortgage nonowner-occupied loans	245	370	2,017

Total	$403	675	4,024

TABLE 32: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2013 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner occupied loans	$240	345	2,152
Commercial mortgage non-owner occupied loans	274	353	1,798

Total	$514	698	3,950

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 33: Commercial Loan and Lease Portfolio (excluding loans held for sale)

	September 30, 2014			December 31, 2013
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Manufacturing	$10,722	20,303	62	$10,299	19,955	55
Financial services and insurance	6,119	14,472	29	5,998	14,010	25
Real estate	5,226	8,370	60	5,027	7,302	70
Business services	4,770	7,596	60	4,910	7,411	55
Wholesale trade	4,472	8,185	38	4,407	8,406	35
Healthcare	4,034	6,102	15	4,038	6,220	26
Retail trade	3,444	6,873	32	3,301	6,673	18
Transportation and warehousing	3,061	4,199	1	3,134	4,416	1
Communication and information	2,319	3,929	3	1,801	3,295	2
Construction	1,958	3,279	31	1,865	3,196	36
Accommodation and food	1,736	2,657	10	1,668	2,556	12
Mining	1,687	3,046	7	1,580	3,206	55
Entertainment and recreation	1,330	2,208	10	1,149	1,955	12
Utilities	1,051	2,597	—	773	2,332	—
Other services	881	1,197	12	1,013	1,362	24
Public administration	556	659	—	541	734	—
Agribusiness	338	464	11	356	504	26
Individuals	181	219	4	174	218	6
Other	7	7	—	12	12	—

Total	$53,892	96,362	385	$52,046	93,763	458

By loan size:
Less than $200,000	1%	1	6	1%	1	8
$200,000 to $1 million	5	4	17	5	4	18
$1 million to $5 million	11	9	24	13	10	23
$5 million to $10 million	9	7	18	10	8	10
$10 million to $25 million	26	23	27	27	23	34
Greater than $25 million	48	56	8	44	54	7

Total	100%	100	100	100%	100	100

By state:
Ohio	17%	19	13	19%	22	16
Michigan	9	8	12	10	8	11
Illinois	7	7	6	7	7	8
Florida	7	6	14	7	6	19
Indiana	5	5	7	5	5	9
Kentucky	3	3	2	3	3	2
North Carolina	3	4	3	3	3	1
Tennessee	3	3	—	3	3	1
Pennsylvania	3	3	10	3	3	7
All other states	43	42	33	40	40	26

Total	100%	100	100	100%	100	100

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the
Bancorp’s commercial loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas. The following tables provide analysis of nonowner-occupied commercial real estate loans (excluding loans held for sale):

TABLE 34: Nonowner-Occupied Commercial Real Estate(a)

As of September 30, 2014 ($ in millions)					Net Charge-offs (Recoveries) for September 30, 2014
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,224	1,646	1	10	(2)	(2)
Michigan	762	825	—	12	—	5
Florida	528	768	—	11	—	1
Illinois	432	867	—	6	—	2
North Carolina	350	521	—	2	—	(1)
Indiana	238	333	—	2	—	—
All other states	1,678	3,047	—	6	2	2

Total	$5,212	8,007	1	49	—	7

(a)	Included in commercial mortgage and commercial construction loans on the Condensed Consolidated Balance Sheets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 35: Nonowner-Occupied Commercial Real Estate(a)

As of September 30, 2013 ($ in millions)					Net Charge-offs (Recoveries) for September 30, 2013
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,037	1,250	—	20	(2)	12
Michigan	882	945	—	28	(1)	2
Florida	517	644	—	7	—	3
Illinois	378	595	—	11	(1)	1
Indiana	194	227	—	9	—	—
North Carolina	172	305	—	4	—	1
All other states	1,062	1,646	—	3	1	1

Total	$4,242	5,612	—	82	(3)	20

(a)	Included in commercial mortgage and commercial construction loans on the Condensed Consolidated Balance Sheets.

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

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable rate residential mortgage loans. Resets of rates on adjustable rate mortgages are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $900 million of adjustable rate residential mortgage loans will have rate resets during the next twelve months. Approximately one third of those resets are expected to experience an increase in rate, with an average increase of approximately an eighth of a percent.

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

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 36: Residential Mortgage Portfolio Loans by LTV at Origination

	September 30, 2014		December 31, 2013
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 80%	$9,481	65.4%	$9,507	65.2%
LTV > 80%, with mortgage insurance	1,283	93.4	1,242	93.7
LTV > 80%, no mortgage insurance	2,177	96.2	1,931	95.9

Total	$12,941	73.5%	$12,680	72.7%

The following tables provide analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 37: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance

As of September 30, 2014 ($ in millions)				Net Charge-offs for September 30, 2014
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$603	2	15	1	3
Michigan	327	1	6	1	3
Illinois	296	—	5	—	1
Florida	272	1	6	—	1
Indiana	137	1	3	—	1
North Carolina	106	—	1	—	—
Kentucky	92	—	1	—	—
All other states	344	1	3	—	1

Total	$2,177	6	40	2	10

TABLE 38: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance

As of September 30, 2013 ($ in millions)				Net Charge-offs for September 30, 2013
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$588	3	20	3	8
Michigan	305	1	8	1	4
Illinois	223	1	4	—	1
Florida	257	1	10	1	3
Indiana	117	1	3	—	1
North Carolina	98	—	2	—	1
Kentucky	84	—	4	—	2
All other states	237	—	2	—	—

Total	$1,909	7	53	5	20

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $3.0 billion and $5.9 billion, respectively, as of September 30, 2014. Of the total $9.0 billion of outstanding home equity loans:

•	83% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois;

•	34% are in senior lien positions and 66% are in junior lien positions at September 30, 2014;

•	Over 80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended September 30, 2014; and

•	The portfolio had an average refreshed FICO score of 739 at September 30, 2014 and 736 at December 31, 2013.

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

The following table provides an analysis of home equity loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 39: Home Equity Loans Outstanding by Refreshed FICO Score

	September 30, 2014		December 31, 2013
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO < 620	$185	2%	$201	2%
FICO 621-719	612	7	638	7
FICO > 720	2,267	25	2,253	24

Total Senior Liens	3,064	34	3,092	33
Junior Liens:
FICO < 620	491	6	565	6
FICO 621-719	1,569	17	1,662	18
FICO > 720	3,863	43	3,927	43

Total Junior Liens	5,923	66	6,154	67

Total	$8,987	100%	$9,246	100%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 40: Home Equity Loans Outstanding by LTV at Origination

	September 30, 2014		December 31, 2013
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
Senior Liens:
LTV ≤ 80%	$2,644	55.1%	$2,645	54.9%
LTV > 80%	420	89.1	447	89.2

Total Senior Liens	3,064	60.0	3,092	60.1
Junior Liens:
LTV ≤ 80%	3,303	67.4	3,353	67.3
LTV > 80%	2,620	91.2	2,801	91.4

Total Junior Liens	5,923	79.8	6,154	80.2

Total	$8,987	72.5%	$9,246	72.9%

The following tables provide analysis of home equity loans by state with combined LTV greater than 80%:

TABLE 41: Home Equity Loans Outstanding with LTV Greater than 80%

As of September 30, 2014 ($ in millions)					Net Charge-offs for September 30, 2014
By State:	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual(a)	Three Months Ended(b)	Nine Months Ended(b)
Ohio	$1,135	1,842	—	8	2	7
Michigan	635	909	—	8	2	7
Illinois	354	517	—	6	2	5
Indiana	268	416	—	3	1	2
Kentucky	254	401	—	2	1	2
Florida	110	147	—	2	—	2
All other states	284	387	—	5	1	4

Total	$3,040	4,619	—	34	9	29

(a)	During the fourth quarter of 2013, the Bancorp modified its nonaccrual policy for home equity loans and lines of credit. For further information, refer to Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013.
(b)	During the fourth quarter of 2013, the Bancorp modified its charge-off policy for home equity loans and lines of credit. For further information, refer to Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013.

TABLE 42: Home Equity Loans Outstanding with LTV Greater than 80%

As of September 30, 2013 ($ in millions)					Net Charge-offs for September 30, 2013
By State:	Outstanding	Exposure	90 Days Past Due and Accruing	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,176	1,875	7	6	3	12
Michigan	720	1,013	4	3	3	11
Illinois	394	566	3	2	2	6
Indiana	307	467	2	2	1	3
Kentucky	287	448	1	1	1	3
Florida	119	160	1	2	—	3
All other states	329	440	2	2	1	5

Total	$3,332	4,969	20	18	11	43

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of September 30, 2014, 51% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title, and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile loans outstanding by LTV at origination as of:

TABLE 43: Automobile Loans Outstanding by LTV at Origination

	September 30, 2014		December 31, 2013
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 100%	$8,329	81.6%	$8,306	81.4%
LTV > 100%	3,792	110.8	3,678	110.7

Total	$12,121	91.0%	$11,984	90.7%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100%:

TABLE 44: Automobile Loans Outstanding by LTV Greater than 100%

As of ($ in millions)				Net Charge-offs for the
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Three Months Ended	Nine Months Ended
September 30, 2014	$3,792	4	1	4	12
September 30, 2013	3,732	4	1	4	10

European Exposure

The Bancorp has no direct sovereign exposure to any European nation as of September 30, 2014. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $3.9 billion and funded exposure was $2.4 billion as of September 30, 2014. Additionally, the Bancorp was within its established country exposure limits for all European countries.

The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and financial institutions as of September 30, 2014:

TABLE 45: European Exposure

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure(a)		Funded Exposure
Peripheral Europe(b)	$—	—	15	—	195	100	210		100
Other Eurozone(c)	—	—	34	29	2,662	1,682	2,696		1,711

Total Eurozone	—	—	49	29	2,857	1,782	2,906		1,811
Other Europe(d)	—	—	21	18	977	521	998		539

Total Europe	$—	—	70	47	3,834	2,303	3,904	(e)	2,350

(a)	Total exposure includes funded exposure and unfunded commitments, reported net of collateral.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Eurozone (primarily the United Kingdom and Switzerland).
(e)	Includes $1,788 related to U.S. based customers owned by European entities.

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 46. Refer to the nonaccrual section of Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional delinquency and nonperforming asset information.

Total nonperforming assets, including loans held for sale, were $803 million at September 30, 2014 compared to $986 million at December 31, 2013. At September 30, 2014, $7 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $6 million at December 31, 2013.

Nonperforming assets as a percentage of total loans, leases and other assets, including OREO and nonaccrual loans held for sale as of September 30, 2014 were 0.88%, compared to 1.10% as of December 31, 2013. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 54% of nonaccrual loans and leases were secured by real estate as of September 30, 2014 compared with 60% as of December 31, 2013.

Commercial nonperforming loans and leases were $392 million at September 30, 2014, a decrease of $72 million from December 31, 2013 as charge-offs, loan paydowns/payoffs, loan transfers to performing and loans sold from the portfolio outpaced new nonaccruals. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at September 30, 2014 decreased $73 million compared to December 31, 2013.

Consumer nonperforming loans and leases were $235 million at September 30, 2014, a decrease of $58 million from December 31, 2013. The decrease was primarily due to loan paydowns/payoffs, charge-offs, and transfers to performing and OREO which outpaced new residential mortgage nonaccrual loans. Geographical market conditions continue to be a large driver of nonaccrual activity as Florida properties represent approximately 12% and eight percent of residential mortgage balances and home equity balances, respectively, but represent 35% and 15% of nonaccrual loans for residential mortgages and nonaccrual loans for home equity, for each category at September 30, 2014. Refer to Table 47 for a rollforward of the nonperforming loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OREO and other repossessed property was $176 million at September 30, 2014, compared to $229 million at December 31, 2013. The Bancorp recognized $3 million and $8 million in losses on the sale or write-down of OREO properties for the three months ended September 30, 2014 and 2013, respectively, and $22 million and $37 million in losses for the nine months ended September 30, 2014 and 2013, respectively. The decrease from the three and nine months ended September 30, 2013 was primarily due to a modest improvement in general economic conditions.

For the three and nine months ended September 30, 2014, approximately $13 million and $40 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and nine months ended September 30, 2013 approximately $17 million and $55 million, respectively, of interest income would have been recognized. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

TABLE 46: Summary of Nonperforming Assets and Delinquent Loans

As of ($ in millions)	September 30, 2014	December 31, 2013
Nonaccrual loans and leases:
Commercial and industrial loans	$102	127
Commercial mortgage loans	77	90
Commercial construction loans	2	10
Commercial leases	3	3
Residential mortgage loans	52	83
Home equity	69	74
Restructured loans and leases:
Commercial and industrial loans	158	154
Commercial mortgage loans(e)	42	53
Commercial construction loans	—	19
Commercial leases	1	2
Residential mortgage loans	60	83
Home equity	16	19
Automobile loans	1	1
Credit card	37	33

Total nonperforming loans and leases(d)	620	751
OREO and other repossessed property(c)	176	229

Total nonperforming assets	796	980
Nonaccrual loans held for sale	4	6
Restructured loans - nonaccrual held for sale	3	—

Total nonperforming assets including loans held for sale	$803	986

Loans and leases 90 days past due and accruing
Commercial mortgage loans	1	—
Residential mortgage loans(b)	57	66
Automobile loans	8	8
Credit card	21	29

Total loans and leases 90 days past due and accruing	$87	103

Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(a)	0.88%	1.10
Allowance for loan and lease losses as a percent of nonperforming assets(a)	178	161

(a)	Excludes nonaccrual loans held for sale.
(b)	Information for all periods presented excludes loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. These loans were $351 as of September 30, 2014 and $378 as of December 31, 2013. The Bancorp recognized $2 and $9 of losses on these insured or guaranteed loans for the three and nine months ended September 30, 2014, respectively, and $1 and $2 for the three and nine months ended September 30, 2013, respectively.
(c)	Excludes $85 and $77 of OREO related to government insured loans at September 30, 2014 and December 31, 2013, respectively.
(d)	Includes $9 and $10 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at September 30, 2014 and December 31, 2013, respectively, and $3 and $2 of restructured nonaccrual government insured commercial loans at September 30, 2014 and December 31, 2013, respectively.
(e)	Excludes $21 of restructured nonaccrual loans at both September 30, 2014 and December 31, 2013, associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 47: Rollforward of Portfolio Nonperforming Loans and Leases

For the nine months ended September 30, 2014 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Beginning Balance	$458	166	127	751
Transfers to nonperforming	421	105	163	689
Transfers to performing	(22)	(30)	(37)	(89)
Transfers to performing (restructured)	(48)	(31)	(36)	(115)
Transfers to held for sale	(4)	—	—	(4)
Loans sold from portfolio	(38)	—	—	(38)
Loan paydowns/payoffs	(136)	(41)	(4)	(181)
Transfers to other real estate owned	(34)	(53)	(16)	(103)
Charge-offs	(217)	(4)	(74)	(295)
Draws/other extensions of credit	5	—	—	5

Ending Balance	$385	112	123	620

For the nine months ended September 30, 2013 ($ in millions)
Beginning Balance	$697	237	95	1,029
Transfers to nonperforming	302	148	189	639
Transfers to performing	(8)	(41)	(46)	(95)
Transfers to performing (restructured)	(13)	(33)	(48)	(94)
Transfers to held for sale	(3)	—	—	(3)
Loans sold from portfolio	(19)	—	—	(19)
Loan paydowns/payoffs	(234)	(90)	(9)	(333)
Transfers to other real estate owned	(69)	(58)	(8)	(135)
(Charge-offs) recoveries	(143)	3	(92)	(232)
Draws/other extensions of credit	11	—	2	13

Ending Balance	$521	166	83	770

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

Consumer restructured loans on accrual status totaled $1.6 billion and $1.7 billion at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more from their modified terms were 21%, 11% and 34%, respectively.

The following tables summarize TDRs by loan type and delinquency status:

TABLE 48: Performing and Nonperforming TDRs

	Performing
As of September 30, 2014 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial(b)(c)	$883	1	1	201	1,086
Residential mortgages(a)	987	85	118	60	1,250
Home equity	346	25	—	16	387
Credit card	23	5	—	37	65
Automobile and other consumer loans and leases	20	1	—	1	22

Total	$2,259	117	119	315	2,810

(a)	Information includes loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of September 30, 2014, these loans represented $155 of current loans, $34 of 30-89 days past due loans and $92 of 90 days or more past due loans.
(b)	As of September 30, 2014, excludes $7 of restructured accruing loans and $21 of restructured nonaccrual loans associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(c)	Excludes restructured nonaccrual loans held for sale.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Performing
As of December 31, 2013 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial(b)(c)	$869	—	—	228	1,097
Residential mortgages(a)	1,045	82	114	84	1,325
Home equity	368	26	—	18	412
Credit card	25	—	—	33	58
Automobile and other consumer loans and leases	24	1	—	1	26

Total	$2,331	109	114	364	2,918

(a)	Information includes loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2013, these loans represented $155 of current loans, $31 of 30-89 days past due loans and $88 of 90 days or more past due loans.
(b)	As of December 31, 2013, excludes $8 of restructured accruing loans and $21 of restructured nonaccrual loans associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(c)	Excludes restructured nonaccrual loans held for sale.

Analysis of Net Loan Charge-offs

Net charge-offs were 50 bps and 49 bps of average portfolio loans and leases for the three months ended September 30, 2014 and 2013, respectively, and were 57 bps and 54 bps for the nine months ended September 30, 2014 and 2013, respectively. Table 49 provides a summary of credit loss experience and net charge-offs as a percentage of average loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases increased to 40 bps and 51 bps during the three and nine months ended September 30, 2014, respectively, compared to 35 bps and 38 bps during the three and nine months ended September 30, 2013, respectively. The increase for the three months ended September 30, 2014 was the result of increases in net charge-offs of $11 million compared to the same period in the prior year partially offset by an increase in average commercial loan and lease balances of $3.5 billion. The increase for the nine months ended September 30, 2014 was the result of increases in net charge-offs of $62 million compared to the same period in the prior year partially offset by an increase in average commercial loan and lease balances of $3.5 billion. The increase in net charge-offs for the three months ended September 30, 2014 was driven primarily by an increase in charge-offs on commercial and industrial loans. The increase in net charge-offs for the nine months ended September 30, 2014 was driven primarily by an increase in charge-offs on commercial and industrial loans, primarily due to three large credits which experienced combined charge-offs of $60 million during the first quarter of 2014, and commercial construction loans. For the nine months ended September 30, 2014 the increases in commercial and industrial loan and commercial construction loan net charge-offs were partially offset by a decrease in commercial mortgage loan net charge-offs, compared to the same period in the prior year, due to improvements in general economic conditions and previous actions taken by the Bancorp to address problem loans. There were no net charge-offs related to nonowner occupied commercial real estate for the three months ended September 30, 2014 and a recovery of net charge-offs of $3 million for the three months ended September 30, 2013. Net charge-offs for the nine months ended September 30, 2014 related to nonowner occupied commercial real estate were $7 million compared to $20 million for the nine months ended September 30, 2013. Net charge-offs related to nonowner occupied commercial real estate are recorded in the commercial mortgage loans and commercial construction loans captions in Table 49. Net charge-offs on these loans represented 3% and 14% of total commercial loan and lease net charge-offs for the nine months ended September 30, 2014 and 2013, respectively.

The ratio of consumer loan and lease net charge-offs to average portfolio consumer loans and leases decreased to 66 bps during the three and nine months ended September 30, 2014 compared to 70 bps and 77 bps during the three and nine months ended September 30, 2013, respectively. Residential mortgage loan net charge-offs, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $3 million and $16 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year as a result of improvements in loss severities. The Bancorp expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality, shorter duration residential mortgage loans that were originated through its branch network as a low-cost, refinance product of conforming residential mortgage loans.

Home equity net charge-offs decreased $5 million and $22 million compared to the three and nine months ended September 30, 2013, respectively, primarily due to improvements in loss severities. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loans, credit card and other consumer loans and leases net charge-offs remained relatively flat compared to the same periods in the prior year. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 49: Summary of Credit Loss Experience

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Losses charged-off:
Commercial and industrial loans	$(62)	(52)	(198)	(129)
Commercial mortgage loans	(10)	(8)	(25)	(53)
Commercial construction loans	—	(1)	(13)	(5)
Commercial leases	—	—	—	(2)
Residential mortgage loans	(12)	(15)	(41)	(55)
Home equity	(18)	(23)	(61)	(84)
Automobile loans	(11)	(10)	(33)	(33)
Credit card	(26)	(22)	(72)	(68)
Other consumer loans and leases	(7)	(10)	(21)	(25)

Total losses	(146)	(141)	(464)	(454)
Recoveries of losses previously charged-off:
Commercial and industrial loans	12	8	21	27
Commercial mortgage loans	5	6	9	14
Commercial construction loans	—	3	1	4
Commercial leases	—	—	—	1
Residential mortgage loans	3	3	10	8
Home equity	4	4	12	13
Automobile loans	4	4	13	18
Credit card	3	3	10	11
Other consumer loans and leases	—	1	4	5

Total recoveries	31	32	80	101
Net losses charged-off:
Commercial and industrial loans	(50)	(44)	(177)	(102)
Commercial mortgage loans	(5)	(2)	(16)	(39)
Commercial construction loans	—	2	(12)	(1)
Commercial leases	—	—	—	(1)
Residential mortgage loans	(9)	(12)	(31)	(47)
Home equity	(14)	(19)	(49)	(71)
Automobile loans	(7)	(6)	(20)	(15)
Credit card	(23)	(19)	(62)	(57)
Other consumer loans and leases	(7)	(9)	(17)	(20)

Total net losses charged-off	$(115)	(109)	(384)	(353)

Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	0.48%	0.46	0.58	0.36
Commercial mortgage loans	0.24	0.14	0.28	0.62
Commercial construction loans	(0.11)	(1.16)	1.17	0.01
Commercial leases	—	(0.02)	(0.01)	0.06

Total commercial loans	0.40	0.35	0.51	0.38

Residential mortgage loans	0.28	0.39	0.34	0.52
Home equity	0.63	0.79	0.71	0.99
Automobile loans	0.24	0.19	0.22	0.17
Credit card	3.89	3.52	3.67	3.67
Other consumer loans and leases	8.13	9.09	6.26	6.95

Total consumer loans and leases	0.66	0.70	0.66	0.77

Total net losses charged-off	0.50%	0.49	0.57	0.54

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

During the nine months ended September 30, 2014, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $147 million at September 30, 2014. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $40 million at September 30, 2014. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 50: Changes in Allowance for Credit Losses

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2014	2013	2014	2013
ALLL:
Balance, beginning of period	$1,458	1,735	1,582	1,854
Losses charged off	(146)	(141)	(464)	(454)
Recoveries of losses previously charged off	31	32	80	101
Provision for loan and lease losses	71	51	216	176

Balance, end of period	$1,414	1,677	1,414	1,677

Reserve for unfunded commitments:
Balance, beginning of period	$142	166	162	179
(Benefit from) provision for the reserve for unfunded commitments	(8)	1	(28)	(12)

Balance, end of period	$134	167	134	167

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

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.11% and 0.12% at September 30, 2014 and December 31, 2013, respectively. The unallocated allowance was seven percent of the total allowance as of both September 30, 2014 and December 31, 2013.

As shown in Table 51, the ALLL as a percent of portfolio loans and leases was 1.56% at September 30, 2014 compared to 1.79% at December 31, 2013. The ALLL was $1.4 billion as of September 30, 2014 compared to $1.6 billion as of December 31, 2013. The decrease from December 31, 2013 was reflective of decreases in nonperforming loans and leases and improved delinquency metrics in commercial and consumer loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 51: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

As of ($ in millions)	September 30, 2014	December 31, 2013
Allowance attributed to:
Commercial and industrial loans	$700	767
Commercial mortgage loans	150	212
Commercial construction loans	15	26
Commercial leases	48	53
Residential mortgage loans	164	189
Home equity	91	94
Automobile loans	30	23
Credit card	101	92
Other consumer loans and leases	16	16
Unallocated	99	110

Total ALLL	$1,414	1,582

Portfolio loans and leases:
Commercial and industrial loans	$41,072	39,316
Commercial mortgage loans	7,564	8,066
Commercial construction loans	1,702	1,039
Commercial leases	3,554	3,625
Residential mortgage loans	12,941	12,680
Home equity	8,987	9,246
Automobile loans	12,121	11,984
Credit card	2,317	2,294
Other consumer loans and leases	366	364

Total portfolio loans and leases	$90,624	88,614

Attributed allowance as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.70%	1.95
Commercial mortgage loans	1.98	2.63
Commercial construction loans	0.88	2.50
Commercial leases	1.35	1.46
Residential mortgage loans	1.27	1.49
Home equity	1.01	1.02
Automobile loans	0.25	0.19
Credit card	4.36	4.01
Other consumer loans and leases	4.37	4.40
Unallocated (as a percent of total portfolio loans and leases)	0.11	0.12

Attributed allowance as a percent of total portfolio loans and leases	1.56%	1.79

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

Net Interest Income Sensitivity

The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an NII simulation model to analyze the sensitivity of net interest income to changing interest rates. The model is based on contractual and assumed cash flows and repricing characteristics for all of the Bancorp’s assets, liabilities and off-balance sheet exposures and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and attrition rates of certain liabilities. The model also includes senior management’s projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp’s interest rate risk exposure is evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming 100 bps and 200 bps parallel ramped increases in interest rates. In accordance with policy, rate movements are assumed to occur over one year and are sustained thereafter. The analysis would typically include 100 bps and 200 bps parallel ramped decreases in interest rates; however, this analysis is currently omitted due to the current low levels of certain interest rates. Applying the ramps would result in certain interest rates becoming negative in the parallel ramped decrease scenarios.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of:

TABLE 52: Estimated NII Sensitivity Profile

	September 30, 2014				September 30, 2013
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	1.70%	6.71	(4.00)	(6.00)	1.14%	6.14	(4.00)	(6.00)
+ 100	0.85	3.99	—	—	0.50	3.01	—	—

At September 30, 2014, the Bancorp’s net interest income would benefit in year one and year two under these parallel ramp increases. The benefit is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. The benefit is up modestly compared to September 30, 2013 and is attributable to continued growth in commercial loans and core deposits, and the issuance of fixed-rate debt securities.

Economic Value of Equity Sensitivity

The Bancorp also uses EVE as a measurement tool in managing interest rate risk. Whereas the net interest income sensitivity analysis highlights the impact on forecasted NII over one and two year time horizons, the EVE analysis is a point in time analysis of the current positions that incorporates all cash flows over their estimated remaining lives. The EVE of the balance sheet is defined as the discounted present value of all asset and net derivative cash flows less the discounted value of all liability cash flows. Due to this longer horizon, the sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the NII sensitivity analysis. As with the NII simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving loan and security prepayments and the expected balance attrition and pricing of transaction deposits.

The following table shows the Bancorp’s EVE sensitivity profile as of:

TABLE 53: Estimated EVE Sensitivity Profile

	September 30, 2014		September 30, 2013
Change in Interest Rates (bps)	Change in EVE	ALCO Policy Limit	Change in EVE	ALCO Policy Limit
+ 200	(4.26)%	(12.00)	(6.25)%	(12.00)
+ 100	(1.96)		(3.03)
+ 25	(0.45)		(0.70)
- 25	0.33		0.44

The EVE sensitivity is modestly negative at September 30, 2014 and is down from the EVE sensitivity at September 30, 2013. The lower level of EVE risk since September 30, 2013 is attributable to continued growth in commercial loans and core deposits, and the issuance of fixed-rate debt securities.

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

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the expected cash flows of the carrying value of the Bancorp’s portfolio loans and leases as of September 30, 2014:

TABLE 54: Portfolio Loan and Lease Expected Maturities

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$23,574	16,780	718	41,072
Commercial mortgage loans	3,309	3,793	462	7,564
Commercial construction loans	632	1,037	33	1,702
Commercial leases	702	1,565	1,287	3,554

Subtotal - commercial loans and leases	28,217	23,175	2,500	53,892

Residential mortgage loans	2,433	5,194	5,314	12,941
Home equity	1,190	3,424	4,373	8,987
Automobile loans	5,224	6,770	127	12,121
Credit card	464	1,853	—	2,317
Other consumer loans and leases	344	22	—	366

Subtotal - consumer loans and leases	9,655	17,263	9,814	36,732

Total	$37,872	40,438	12,314	90,624

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable rate loans and leases as of September 30, 2014:

TABLE 55: Portfolio Loan and Lease Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$2,612	14,886
Commercial mortgage loans	1,072	3,183
Commercial construction loans	27	1,043
Commercial leases	2,852	—

Subtotal - commercial loans and leases	6,563	19,112

Residential mortgage loans	7,767	2,741
Home equity	769	7,028
Automobile loans	6,852	45
Credit card	618	1,235
Other consumer loans and leases	10	12

Subtotal - consumer loans and leases	16,016	11,061

Total	$22,579	30,173

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $933 million and $967 million as of September 30, 2014 and December 31, 2013, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates increased during the three months ended September 30, 2014 which caused actual prepayments on the servicing portfolio to decrease. The decrease in actual prepayments on the servicing portfolio during the three months ended September 30, 2014 caused modeled prepayment speeds to decrease, which led to a recovery of temporary impairment of $21 million on servicing rights during the three months ended September 30, 2014. Mortgage rates decreased during the nine months ended September 30, 2014 which caused actual prepayments on the servicing portfolio to increase. The increase in actual prepayments on the servicing portfolio during the nine months ended September 30, 2014 caused modeled prepayment speeds to increase, which led to a temporary impairment of $7 million on servicing rights during the nine

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

months ended September 30, 2014. Mortgage rates decreased during the three months ended September 30, 2013 and increased during the nine months ended September 30, 2013. The decrease in interest rates during the three months ended September 30, 2013 caused modeled prepayments speeds to increase, which led to $1 million in temporary impairment on servicing rights during the three months ended September 30, 2013. The increase in interest rates during the nine months ended September 30, 2013 caused modeled prepayments speeds to slow, which led to a recovery of temporary impairment of $150 million on servicing rights during the nine months ended September 30, 2013. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the mortgage servicing rights valuation, the Bancorp recognized net losses of $22 million and net gains of $40 million on derivatives associated with its non-qualifying hedging strategy during the three and nine months ended September 30, 2014, respectively, compared to net gains of $24 million and net losses of $13 million during the same periods in the prior year. Net gains on securities related to the Bancorp’s non-qualifying hedging strategy were zero during the three and nine months ended September 30, 2014 and $5 million and $13 million during the same periods in the prior year. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. See Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2014 and December 31, 2013 was $719 million and $581 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected levels of deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. A summary of certain obligations and commitments to make future payments under contracts is included in Note 16 of the Notes to Condensed Consolidated Financial Statements.

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

Projected contractual maturities from loan and lease repayments are included in Table 54 of the Market Risk Management section of MD&A. Of the $22.9 billion of securities in the Bancorp’s available-for-sale and other portfolio at September 30, 2014, $2.9 billion in principal and interest is expected to be received in the next 12 months and an additional $3.2 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, see the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans totaling $1.3 billion and $7.4 billion, respectively, for the three and nine months ended September 30, 2014 compared to $6.4 billion and $21.0 billion, respectively, for the three and nine months ended September 30, 2013. For further information on the transfer of financial assets, see Note 11 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 82% of its average total assets for both the three and nine months ended September 30, 2014 and 2013. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2014, $3.0 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. On February 25, 2014, the Bancorp issued and sold $500 million of unsecured senior fixed-rate notes. On June 5, 2014, the Bancorp issued in a registered public offering 300,000 depositary shares, representing 12,000 shares of 4.90% fixed-to-floating rate non-cumulative Series J perpetual preferred stock, for net proceeds of $297 million. Additionally, the Bancorp has approximately $39.1 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

In 2013, the Bancorp’s banking subsidiary updated and amended its existing global bank note program to increase the capacity from $20 billion to $25 billion. On April 25, 2014, the Bank issued and sold $1.5 billion in aggregate principal amount of unsecured senior bank notes. On September 5, 2014, the Bank issued and sold $850 million of unsecured senior fixed-rate bank notes. The Bancorp has $19.1 billion of funding available for issuance under the global bank note program as of September 30, 2014.

During the nine months ended September 30, 2014, the Bancorp transferred approximately $2.8 billion in fixed-rate consumer automobile loans to bankruptcy remote trusts which were deemed to be VIEs. The Bancorp concluded that it is the primary beneficiary of these VIEs and, therefore, has consolidated these VIEs. The assets of these VIEs are restricted to the settlement of the notes and other obligations of the VIEs. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

Liquidity Coverage Ratio and Net Stable Funding Ratio

The BCBS’ key reform within the Basel III framework to strengthen international liquidity standards was the introduction of the LCR and NSFR. On January 7, 2013, the BCBS issued a final standard for the LCR applicable to large internationally active banking organizations. The BCBS plans on implementing the NSFR in 2018.

Section 165 of the Dodd-Frank Act requires the FRB to establish enhanced liquidity standards in the U.S. for BHCs with total assets of $50 billion or greater. On October 10, 2014, the U.S. Banking Agencies published final rules implementing a quantitative liquidity requirement consistent with the LCR standard established by the BCBS for large internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. In addition, a modified LCR requirement was finalized for BHCs with $50 billion or more in total consolidated assets but that are not internationally active, such as Fifth Third. The modified LCR requires BHCs to maintain HQLA equal to its calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The modified LCR is effective January 1, 2016 and requires BHCs to calculate its LCR on a monthly basis. The final rule includes a transition period for the modified LCR in which BHCs must maintain HQLA of 90% of its calculated net cash outflows for 2016 and then 100% beginning in 2017. The Bancorp estimates its modified LCR was 92% at September 30, 2014 calculated under the modified LCR final rule. For more information on LCR, refer to the Non-GAAP Financial Measures section of MD&A.

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

The Bancorp’s credit ratings are summarized in Table 56. The ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. *

* As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 56: Agency Ratings

As of November 7, 2014	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A	AL
Subordinated debt	Baa2	BBB	A-	BBBH
Fifth Third Bank:
Short-term	P-2	A-2	F1	R-1L
Long-term deposit	A3	No rating	A+	A
Senior debt	A3	A-	A	A
Subordinated debt	Baa1	BBB+	A-	AL

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

In December of 2010 and revised in June of 2011, the BCBS issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. In July of 2013, U.S. banking regulators approved final enhanced regulatory capital requirements (Basel III Final Rule), which included modifications to the proposed rules. The Basel III Final Rule provided for certain banks, including the Bancorp, to opt out of including AOCI in Tier I capital and also retained the treatment of residential mortgage exposures consistent with the current Basel I capital rules. The Basel III Final Rule will phase out the inclusion of certain TruPS as a component of Tier I capital. Under these provisions, these TruPS would qualify as a component of Tier II capital. At September 30, 2014, the Bancorp’s Tier I capital included $60 million of TruPS representing approximately 5 bps of risk weighted assets. The Basel III Final Rule is effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of its components and other provisions. The Bancorp’s current estimate of the pro-forma fully phased in Tier I common equity ratio at September 30, 2014 under the Basel III Final Rule is approximately 9.38% compared with 9.64% as calculated under the existing Basel I capital framework. The primary drivers of the change from the existing Basel I capital framework to the Basel III Final Rule are an increase in Tier I common equity of approximately 81 bps (primarily from the elimination of the current 10% deduction of mortgage servicing rights from capital), which would be more than offset by the impact of increases in risk-weighted assets (primarily from the treatment of securitization exposures, mortgage servicing rights and commitments with an original maturity of one year or less). If the Bancorp were to elect to include AOCI components in capital, the September 30, 2014 pro forma Basel III Final Rule Tier I common ratio would be increased by approximately 25 bps. The pro-forma Tier I common equity ratio exceeds the proposed minimum Tier I common equity ratio of 7% comprised of a minimum ratio of 4.5% plus a capital conservation buffer of 2.5%. The pro-forma Tier I common equity ratio does not include the effect of any mitigating actions the Bancorp may undertake to offset the impact of the proposed capital enhancements. Additionally, pursuant to the Basel III Final Rule, the minimum capital ratios as of January 1, 2015 will be 6% for the Tier I capital ratio, 8% for the Total risk-based capital ratio and 4% for the Tier I capital to average consolidated assets (leverage ratio). For further discussion on the Basel I and Basel III Tier I common equity ratios, see the Non-GAAP Financial Measures section of MD&A.

TABLE 57: Capital Ratios

As of ($ in millions)	September 30, 2014	December 31, 2013
Average equity as a percent of average assets	11.71%	11.51
Tangible equity as a percent of tangible assets(a)	9.65	9.44
Tangible common equity as a percent of tangible assets(a)	8.64	8.63

Tier I capital	$12,661	12,094
Total risk-based capital	16,764	16,431
Risk-weighted assets(b)	116,917	115,969

Regulatory capital ratios:
Tier I risk-based capital	10.83%	10.43
Total risk-based capital	14.34	14.17
Tier I leverage	9.82	9.70
Tier I common equity(a)	9.64	9.45

(a)	For further information on these ratios, see the Non-GAAP Financial Measures section of MD&A.
(b)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

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

As contemplated by the 2014 CCAR, during the second quarter of 2014, the Bancorp increased the quarterly common stock dividend from $0.12 to $0.13 per share, entered into a $150 million accelerated share repurchase transaction, and issued 300,000 depositary shares of non-cumulative perpetual preferred stock for net proceeds of $297 million. Additionally, during the third quarter of 2014, the Bancorp entered into a $225 million accelerated share repurchase transaction. For further information on a subsequent event related to capital actions refer to Note 24.

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

The BHCs that participated in the 2014 CCAR, including the Bancorp, are required to conduct mid-cycle company-run stress tests using data as of March 31, 2014. The stress tests must be based on three BHC defined scenarios – baseline, adverse and severely adverse. As required, the Bancorp reported the mid-cycle stress test results to the FRB on July 7, 2014. In addition, the Bancorp published a Form 8-K providing a summary of the results under the severely adverse scenario on September 18, 2014, which is available on Fifth Third’s website at https://www.53.com. These results represented estimates of the Bancorp’s results from the second quarter of 2014 through the second quarter of 2016 under the severely adverse scenario, which is considered highly unlikely to occur.

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

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.13 and $0.12 for the three months ended September 30, 2014 and 2013, respectively, and $0.38 and $0.35 for the nine months ended September 30, 2014 and 2013, respectively. The Bancorp entered into accelerated share repurchase transactions during 2013 and the nine months ended September 30, 2014. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information on the accelerated share repurchase transactions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 58: Share Repurchases

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
July 1, 2014 - July 31, 2014	10,368,592	$20.65	10,368,592	83,414,928
August 1, 2014 - August 31, 2014	—	—	—	83,414,928
September 1, 2014 - September 30, 2014	—	—	—	83,414,928

Total	10,368,592	$20.65	10,368,592	83,414,928

(a)	The Bancorp repurchased 241,515 shares during the third quarter of 2014 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	In March of 2014, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. The authorization does not include specific price targets or an expiration date.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts, including commitments to extend credit, letters of credit, forward contracts related to held for sale mortgage loans, noncancelable lease obligations, capital commitments for private equity investments and purchase obligations. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information on commitments.

Guarantees and Contingent Liabilities

The Bancorp has performance obligations upon the occurrence of certain events provided in certain contractual arrangements, including residential mortgage loans sold with representation and warranty provisions or credit recourse. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information on guarantees and contingent liabilities.

Transactions with Non-consolidated VIEs

The Bancorp engages in a variety of activities that involve VIEs, which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The investments in those entities in which the Bancorp was determined not to be the primary beneficiary but holds a variable interest in the entity are accounted for under the equity method of accounting or other accounting standards as appropriate and not consolidated. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information on non-consolidated VIEs.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	September 30, 2014	December 31, 2013
Assets
Cash and due from banks(a)	$3,125	3,178
Available-for-sale and other securities(b)	22,912	18,597
Held-to-maturity securities(c)	191	208
Trading securities	389	343
Other short-term investments	3,637	5,116
Loans held for sale(d)	641	944
Portfolio loans and leases:
Commercial and industrial loans	41,072	39,316
Commercial mortgage loans(a)	7,564	8,066
Commercial construction loans	1,702	1,039
Commercial leases	3,554	3,625
Residential mortgage loans(e)	12,941	12,680
Home equity	8,987	9,246
Automobile loans(a)	12,121	11,984
Credit card	2,317	2,294
Other consumer loans and leases	366	364

Portfolio loans and leases	90,624	88,614
Allowance for loan and lease losses(a)	(1,414)	(1,582)

Portfolio loans and leases, net	89,210	87,032
Bank premises and equipment	2,467	2,531
Operating lease equipment	732	730
Goodwill	2,416	2,416
Intangible assets	16	19
Servicing rights	935	971
Other assets(a)	7,517	8,358

Total Assets	$134,188	130,443

Liabilities
Deposits:
Demand	$32,258	32,634
Interest checking	24,930	25,875
Savings	15,355	17,045
Money market	16,199	11,644
Other time	3,856	3,530
Certificates - $100,000 and over	3,117	6,571
Foreign office and other	1,577	1,976

Total deposits	97,292	99,275
Federal funds purchased	148	284
Other short-term borrowings	2,730	1,380
Accrued taxes, interest and expenses	1,706	1,758
Other liabilities(a)	2,533	3,487
Long-term debt(a)	14,336	9,633

Total Liabilities	118,745	115,817

Equity
Common stock(f)	2,051	2,051
Preferred stock(g)	1,331	1,034
Capital surplus	2,621	2,561
Retained earnings	10,886	10,156
Accumulated other comprehensive income	301	82
Treasury stock(f)	(1,786)	(1,295)

Total Bancorp shareholders’ equity	15,404	14,589
Noncontrolling interests	39	37

Total Equity	15,443	14,626

Total Liabilities and Equity	$134,188	130,443

(a)	Includes $150 and $49 of cash and due from banks, $48 and $48 of commercial mortgage loans, $2,785 and $1,010 of automobile loans, $(19) and $(15) of ALLL, $26 and $13 of other assets, $7 and $1 of other liabilities, and $2,882 and $1,048 of long-term debt from consolidated VIEs that are included in their respective captions above at September 30, 2014 and December 31, 2013, respectively. See Note 10.
(b)	Amortized cost of $22,392 and $18,409 at September 30, 2014 and December 31, 2013, respectively.
(c)	Fair value of $191 and $208 at September 30, 2014 and December 31, 2013, respectively.
(d)	Includes $579 and $890 of residential mortgage loans held for sale measured at fair value at September 30, 2014 and December 31, 2013, respectively.
(e)	Includes $109 and $92 of residential mortgage loans measured at fair value at September 30, 2014 and December 31, 2013, respectively.
(f)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2014 – 834,261,897 (excludes 89,630,684 treasury shares), December 31, 2013 – 855,305,745 (excludes 68,586,836 treasury shares).
(g)	446,000 and 458,000 shares of undesignated no par value preferred stock are authorized and unissued at September 30, 2014 and December 31, 2013, respectively; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at September 30, 2014 and December 31, 2013; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference; 18,000 authorized shares, issued and outstanding at September 30, 2014 and December 31, 2013; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at September 30, 2014.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except per share data)	2014	2013	2014	2013
Interest Income
Interest and fees on loans and leases	$827	857	2,477	2,603
Interest on securities	189	134	538	365
Interest on other short-term investments	2	1	5	3

Total interest income	1,018	992	3,020	2,971
Interest Expense
Interest on deposits	51	51	147	154
Interest on other short-term borrowings	1	1	2	5
Interest on long-term debt	63	47	174	151

Total interest expense	115	99	323	310

Net Interest Income	903	893	2,697	2,661
Provision for loan and lease losses	71	51	216	176

Net Interest Income After Provision for Loan and Lease Losses	832	842	2,481	2,485
Noninterest Income
Service charges on deposits	145	140	418	407
Corporate banking revenue	100	102	311	307
Investment advisory revenue	103	97	307	295
Mortgage banking net revenue	61	121	248	574
Card and processing revenue	75	69	218	201
Other noninterest income	33	185	300	708
Securities gains, net	3	2	18	19
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	5	—	13

Total noninterest income	520	721	1,820	2,524
Noninterest Expense
Salaries, wages and incentives	357	389	1,083	1,193
Employee benefits	75	83	255	280
Net occupancy expense	78	75	236	230
Technology and communications	53	52	158	151
Card and processing expense	37	33	104	97
Equipment expense	30	29	90	85
Other noninterest expense	258	298	866	936

Total noninterest expense	888	959	2,792	2,972

Income Before Income Taxes	464	604	1,509	2,037
Applicable income tax expense	124	183	411	613

Net Income	340	421	1,098	1,424
Less: Net income attributable to noncontrolling interests	—	—	2	(9)

Net Income Attributable to Bancorp	340	421	1,096	1,433
Dividends on preferred stock	12	—	44	18

Net Income Available to Common Shareholders	$328	421	1,052	1,415

Earnings Per Share	$0.39	0.47	1.25	1.62
Earnings Per Diluted Share	$0.39	0.47	1.23	1.58

Average common shares outstanding - basic	829,391,505	880,182,513	837,854,214	869,930,016
Average common shares outstanding - diluted	838,324,420	888,111,269	848,068,145	900,541,471
Cash dividends declared per common share	$0.13	0.12	0.38	0.35

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Net income	$340	421	1,098	1,424
Other comprehensive (loss) income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities arising during period	(69)	69	233	(178)
Reclassification adjustment for net (gains) losses included in net income	(3)	(4)	(16)	34
Unrealized gains on cash flow hedge derivatives:
Unrealized holding (losses) gains on cash flow hedge derivatives arising during period	(3)	6	19	5
Reclassification adjustment for net gains included in net income	(7)	(4)	(20)	(24)
Defined benefit pension plans:
Reclassification of amounts to net periodic benefit costs	1	2	3	6

Other comprehensive (loss) income	(81)	69	219	(157)

Comprehensive income	259	490	1,317	1,267
Less: Comprehensive income attributable to noncontrolling interests	—	—	2	(9)

Comprehensive income attributable to Bancorp	$259	490	1,315	1,276

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2012	$2,051	398	2,758	8,768	375	(634)	13,716	48	13,764
Net income				1,433			1,433	(9)	1,424
Other comprehensive loss					(157)		(157)		(157)
Cash dividends declared:
Common stock at $0.35 per share				(305)			(305)		(305)
Preferred stock				(18)			(18)		(18)
Shares acquired for treasury			(58)			(606)	(664)		(664)
Issuance of preferred stock		593					593		593
Redemption of preferred stock		(398)	(142)			540	—		—
Impact of stock transactions under stock compensation plans, net			7			35	42		42
Other				(2)		3	1		1

Balance at September 30, 2013	2,051	593	2,565	9,876	218	(662)	14,641	39	14,680

Balance at December 31, 2013	2,051	1,034	2,561	10,156	82	(1,295)	14,589	37	14,626
Net income				1,096			1,096	2	1,098
Other comprehensive income					219		219		219
Cash dividends declared:
Common stock at $0.38 per share				(320)			(320)		(320)
Preferred stock				(44)			(44)		(44)
Shares acquired for treasury			67			(541)	(474)		(474)
Issuance of preferred stock		297					297		297
Impact of stock transactions under stock compensation plans, net			(7)	(2)		50	41		41

Balance at September 30, 2014	$2,051	1,331	2,621	10,886	301	(1,786)	15,404	39	15,443

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended September 30,
($ in millions)	2014	2013
Operating Activities
Net income	$1,098	1,424
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	216	176
Depreciation, amortization and accretion	307	410
Stock-based compensation expense	63	60
(Benefit) provision for deferred income taxes	(15)	195
Securities gains, net	(18)	(19)
Securities gains, net – non-qualifying hedges on mortgage servicing rights	—	(13)
Provision for (recovery of) MSR impairment	7	(150)
Net gains (losses) on sales of loans and fair value adjustments on loans held for sale	5	(391)
Net losses on disposition and impairment of bank premises and equipment	16	2
Capitalized servicing rights	(60)	(217)
Proceeds from sales of loans held for sale	4,434	19,615
Loans originated for sale, net of repayments	(3,965)	(16,991)
Dividends representing return on equity method investments	24	37
Gain on sales of Vantiv, Inc. shares	(125)	(327)
Net change in:
Trading securities	(45)	(35)
Other assets	403	(288)
Accrued taxes, interest and expenses	(149)	(117)
Other liabilities	(641)	456

Net Cash Provided by Operating Activities	1,555	3,827

Investing Activities
Sales:
Available-for-sale securities	4,354	7,146
Loans	115	619
Disposal of bank premises and equipment	14	27
Repayments / maturities:
Available-for-sale securities	1,664	2,657
Held-to-maturity securities	17	18
Purchases:
Available-for-sale securities	(9,890)	(12,780)
Bank premises and equipment	(156)	(198)
Proceeds from sales and dividends representing return of equity method investments	236	644
Net change in:
Other short-term investments	1,479	(201)
Loans and leases	(2,701)	(3,125)
Operating lease equipment	(52)	(167)

Net Cash Used in Investing Activities	(4,920)	(5,360)

Financing Activities
Net change in:
Core deposits	1,472	475
Certificates - $100,000 and over, including other foreign office	(3,455)	4,134
Federal funds purchased	(136)	(676)
Other short-term borrowings	1,350	(2,793)
Dividends paid on common shares	(314)	(286)
Dividends paid on preferred shares	(44)	(18)
Proceeds from issuance of long-term debt	5,599	2,548
Repayment of long-term debt	(961)	(1,317)
Repurchase of treasury shares and related forward contract	(474)	(664)
Issuance of preferred shares	297	593
Other	(22)	(17)

Net Cash Provided by Financing Activities	3,312	1,979

(Decrease) Increase in Cash and Due from Banks	(53)	446
Cash and Due from Banks at Beginning of Period	3,178	2,441

Cash and Due from Banks at End of Period	$3,125	2,887

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and the cash flows and changes in equity for the nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2013 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to noncash investing and financing activities are presented in the following table for the nine months ended September 30:

($ in millions)	2014	2013
Cash payments:
Interest	$351	343
Income taxes	384	386
Transfers:
Portfolio loans to loans held for sale	117	603
Loans held for sale to portfolio loans	24	36
Portfolio loans to OREO	117	167
Loans held for sale to OREO	2	4

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued amended guidance that permits the Bancorp to make an accounting policy election to account for its investments in qualified affordable housing projects using a proportional amortization method if certain conditions are met. Under the proportional amortization method, the Bancorp would amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. The amended guidance requires disclosure of the nature of the Bancorp’s investments in qualified affordable housing projects, and the effect of the measurement of the investments in qualified affordable housing projects and the related tax credits on the Bancorp’s financial position and results of operation. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Bancorp is currently in the process of evaluating whether it will make a policy election to account for its investments in qualified affordable housing projects using the proportional amortization method if applicable.

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

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June 2014, the FASB issued amended guidance that changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. The amended guidance also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amended guidance requires disclosures for certain transactions comprising: 1) a transfer of a financial asset accounted for as a sale and 2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The amended guidance also requires new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption prohibited. Changes in accounting for transactions outstanding on the effective date should be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosures for certain transactions accounted for as a sale are required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The adoption of the amended guidance is not expected to have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

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

Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the FASB issued amended guidance that provides an alternative to ASC Topic 820: Fair Value Measurement for measuring the financial assets and financial liabilities of a CFE, such as a collateralized debt obligation or a collateralized loan obligation entity consolidated as a VIE when a) all of the financial assets and the financial liabilities of that CFE are measured at fair value in the consolidated financial statements and b) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. If elected, the measurement alternative would allow the Bancorp to measure both the financial assets and the financial liabilities of the CFE by using the more observable of the fair value of the financial assets or the fair value of the financial liabilities and to eliminate any measurement difference. When the measurement alternative is not elected for a consolidated CFE within the scope of this amended guidance, the amendments clarify that 1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated CFE should be measured using the requirements of Topic 820 and 2) any difference in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated CFE should be reflected in earnings and attributed to the Bancorp in the consolidated statement of income. The amended guidance may be applied retrospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amended guidance is not expected to have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

In August 2014, the FASB issued amended guidance clarifying the classification of certain foreclosed mortgage loans that are either full or partially guaranteed under government programs. The amended guidance requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable would be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The adoption of the amended guidance is not expected to have a material impact on the Bancorp’s Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Securities

The following tables provide the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and other and held-to-maturity securities portfolios as of:

September 30, 2014 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and federal agencies	$1,645	94	—	1,739
Obligations of states and political subdivisions	186	7	—	193
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	12,762	306	(8)	13,060
Agency commercial mortgage-backed securities	4,226	40	(11)	4,255
Non-agency commercial mortgage-backed securities	1,524	45	—	1,569
Asset-backed securities and other debt securities	1,329	44	(3)	1,370
Equity securities(b)	720	7	(1)	726

Total	$22,392	543	(23)	22,912

Held-to-maturity:
Obligations of states and political subdivisions	$190	—	—	190
Asset-backed securities and other debt securities	1	—	—	1

Total	$191	—	—	191

December 31, 2013 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and federal agencies	$1,549	121	—	1,670
Obligations of states and political subdivisions	187	5	—	192
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	12,294	140	(150)	12,284
Non-agency commercial mortgage-backed securities	1,368	28	(1)	1,395
Asset-backed securities and other debt securities	2,146	48	(7)	2,187
Equity securities(b)	865	5	(1)	869

Total	$18,409	347	(159)	18,597

Held-to-maturity:
Obligations of states and political subdivisions	$207	—	—	207
Asset-backed securities and other debt securities	1	—	—	1

Total	$208	—	—	208

(a)	Includes interest-only mortgage-backed securities of $192 and $262 as of September 30, 2014 and December 31, 2013, respectively, recorded at fair value with fair value changes recorded in securities gains, net and securities gains, net non-qualifying hedges on mortgage servicing rights in the Condensed Consolidated Statements of Income.
(b)	Equity securities consist of FHLB and FRB restricted stock holdings of $249 and $351, respectively, at September 30, 2014 and $402 and $349, respectively, at December 31, 2013, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Realized gains	$16	14	58	54
Realized losses	(4)	(4)	(9)	(90)
OTTI	(7)	(45)	(24)	(57)

Net realized gains (losses)(a)	$5	(35)	25	(93)

(a)	Excludes net losses on interest-only mortgage-backed securities of $1 and $9 for the three and nine months ended September 30, 2014, respectively, and net gains on interest-only mortgage-backed securities of $40 and $121 for the three and nine months ended September 30, 2013, respectively.

Trading securities totaled $389 million as of September 30, 2014, compared to $343 million at December 31, 2013. Gross realized gains were $3 million and immaterial for the three months ended September 30, 2014 and 2013, respectively, and were $4 million and $1 million for the nine months ended September 30, 2014 and 2013, respectively. Gross realized losses on trading securities were immaterial for the three and nine months ended September 30, 2014 and 2013. Net unrealized losses on trading securities were $4 million and $2 million for the three and nine months ended September 30, 2014, respectively. Net unrealized gains on trading securities were $2 million and $3 million for the three and nine months ended September 30, 2013, respectively.

At September 30, 2014 and December 31, 2013, securities with a fair value of $12.6 billion and $11.6 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale and other and held-to-maturity securities as of September 30, 2014 are shown in the following table:

	Available-for-Sale & Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Under 1 year	$160	162	37	37
1-5 years	4,237	4,426	135	135
5-10 years	14,718	14,965	17	17
Over 10 years	2,557	2,633	2	2
Equity securities	720	726	—	—

Total	$22,392	22,912	191	191

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
Agency residential mortgage-backed securities	$573	(6)	107	(2)	680	(8)
Agency commercial mortgage-backed securities	1,509	(11)	—	—	1,509	(11)
Asset-backed securities and other debt securities	215	(2)	76	(1)	291	(3)
Equity securities	7	—	30	(1)	37	(1)
Total	$2,304	(19)	213	(4)	2,517	(23)
December 31, 2013
Agency residential mortgage-backed securities	$7,221	(150)	1	—	7,222	(150)
Non-agency commercial mortgage-backed securities	168	(1)	28	—	196	(1)
Asset-backed securities and other debt securities	427	(5)	104	(2)	531	(7)
Equity securities	33	(1)	4	—	37	(1)

Total	$7,849	(157)	137	(2)	7,986	(159)

Other-Than-Temporary Impairments

The Bancorp recognized $7 million and $24 million in OTTI, included in securities gains, net, in the Condensed Consolidated Statements of Income, on its available-for-sale and other debt securities for the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2013, the Bancorp recognized $45 million and $57 million of OTTI on its available-for-sale and other debt securities, respectively. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or held-to-maturity debt securities during the three and nine months ended September 30, 2014 and 2013. Approximately one percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities at September 30, 2014 and December 31, 2013.

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

The following table provides a summary of the total loans and leases classified by primary purpose as of:

($ in millions)	September 30, 2014	December 31, 2013
Loans and leases held for sale:
Commercial and industrial loans	$39	31
Commercial mortgage loans	2	3
Commercial construction loans	2	2
Commercial leases	1	1
Residential mortgage loans	579	890
Other consumer loans and leases	18	17

Total loans and leases held for sale	$641	944

Portfolio loans and leases:
Commercial and industrial loans	$41,072	39,316
Commercial mortgage loans	7,564	8,066
Commercial construction loans	1,702	1,039
Commercial leases	3,554	3,625

Total commercial loans and leases	53,892	52,046

Residential mortgage loans	12,941	12,680
Home equity	8,987	9,246
Automobile loans	12,121	11,984
Credit card	2,317	2,294
Other consumer loans and leases	366	364

Total consumer loans and leases	36,732	36,568

Total portfolio loans and leases	$90,624	88,614

Total portfolio loans and leases are recorded net of unearned income, which totaled $654 million as of September 30, 2014 and $700 million as of December 31, 2013. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated at fair value upon origination) which totaled a net premium of $149 million and $111 million as of September 30, 2014 and December 31, 2013, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $11.0 billion and $10.9 billion at September 30, 2014 and December 31, 2013, respectively, pledged at the FHLB, and loans of $33.6 billion and $33.5 billion at September 30, 2014 and December 31, 2013, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

			90 Days Past Due
	Balance		and Still Accruing
	September 30,	December 31,	September 30,	December 31,
($ in millions)	2014	2013	2014	2013
Commercial and industrial loans	$41,111	39,347	$—	—
Commercial mortgage loans	7,566	8,069	1	—
Commercial construction loans	1,704	1,041	—	—
Commercial leases	3,555	3,626	—	—
Residential mortgage loans	13,520	13,570	57	66
Home equity	8,987	9,246	—	—
Automobile loans	12,121	11,984	8	8
Credit card	2,317	2,294	21	29
Other consumer loans and leases	384	381	—	—

Total loans and leases	$91,265	89,558	$87	103

Less: Loans held for sale	$641	944

Total portfolio loans and leases	$90,624	88,614

The following table presents a summary of net charge-offs (recoveries):

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Commercial and industrial loans	$50	44	$177	102
Commercial mortgage loans	5	2	16	39
Commercial construction loans	—	(2)	12	1
Commercial leases	—	—	—	1
Residential mortgage loans	9	12	31	47
Home equity	14	19	49	71
Automobile loans	7	6	20	15
Credit card	23	19	62	57
Other consumer loans and leases	7	9	17	20

Total	$115	109	$384	353

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended September 30, 2014 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$961	174	221	102	1,458
Losses charged off	(72)	(12)	(62)	—	(146)
Recoveries of losses previously charged off	17	3	11	—	31
Provision for (benefit from) loan and lease losses	7	(1)	68	(3)	71

Balance, end of period	$913	164	238	99	1,414

For the three months ended September 30, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,183	201	247	104	1,735
Losses charged off	(61)	(15)	(65)	—	(141)
Recoveries of losses previously charged off	17	3	12	—	32
Provision for loan and lease losses	8	5	41	(3)	51

Balance, end of period	$1,147	194	235	101	1,677

For the nine months ended September 30, 2014 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,058	189	225	110	1,582
Losses charged off	(236)	(41)	(187)	—	(464)
Recoveries of losses previously charged off	31	10	39	—	80
Provision for loan and lease losses	60	6	161	(11)	216

Balance, end of period	$913	164	238	99	1,414

For the nine months ended September 30, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,236	229	278	111	1,854
Losses charged off	(189)	(55)	(210)	—	(454)
Recoveries of losses previously charged off	46	8	47	—	101
Provision for loan and lease losses	54	12	120	(10)	176

Balance, end of period	$1,147	194	235	101	1,677

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of September 30, 2014 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$199	(c)	127	62	—	388
Collectively evaluated for impairment	714		37	176	—	927
Unallocated	—		—	—	99	99

Total ALLL	$913		164	238	99	1,414

Loans and leases:(b)
Individually evaluated for impairment	$1,343	(c)	1,250	474	—	3,067
Collectively evaluated for impairment	52,549		11,578	23,317	—	87,444
Loans acquired with deteriorated credit quality	—		4	—	—	4

Total portfolio loans and leases	$53,892		12,832	23,791	—	90,515

(a)	Includes $7 related to leveraged leases.
(b)	Excludes $109 of residential mortgage loans measured at fair value, and includes $880 of leveraged leases, net of unearned income.
(c)	Includes five restructured loans at September 30, 2014 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $28 and an allowance of $10.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2013 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$186	(c)	139	53	—	378
Collectively evaluated for impairment	872		50	172	—	1,094
Unallocated	—		—	—	110	110

Total ALLL	$1,058		189	225	110	1,582

Loans and leases:(b)
Individually evaluated for impairment	$1,560	(c)	1,325	496	—	3,381
Collectively evaluated for impairment	50,486		11,259	23,392	—	85,137
Loans acquired with deteriorated credit quality	—		4	—	—	4

Total portfolio loans and leases	$52,046		12,588	23,888	—	88,522

(a)	Includes $9 related to leveraged leases.
(b)	Excludes $92 of residential mortgage loans measured at fair value, and includes $881 of leveraged leases, net of unearned income.
(c)	Includes five restructured loans at December 31, 2013 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $28 and an allowance of $11.

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

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of September 30, 2014 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,085	1,478	1,434	75	41,072
Commercial mortgage owner-occupied loans	3,532	167	274	1	3,974
Commercial mortgage nonowner-occupied loans	3,142	112	334	2	3,590
Commercial construction loans	1,596	58	48	—	1,702
Commercial leases	3,477	34	43	—	3,554

Total	$49,832	1,849	2,133	78	53,892

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2013 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$36,776	1,118	1,419	3	39,316
Commercial mortgage owner-occupied loans	3,866	209	415	17	4,507
Commercial mortgage nonowner-occupied loans	2,879	248	431	1	3,559
Commercial construction loans	855	32	152	—	1,039
Commercial leases	3,546	56	23	—	3,625

Total	$47,922	1,663	2,440	21	52,046

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments disaggregated into performing versus nonperforming status as of:

	September 30, 2014		December 31, 2013
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$12,720	112	12,423	165
Home equity	8,902	85	9,153	93
Automobile loans	12,120	1	11,982	2
Credit card	2,280	37	2,261	33
Other consumer loans and leases	366	—	364	—

Total	$36,388	235	36,183	293

(a)	Excludes $109 and $92 of loans measured at fair value at September 30, 2014 and December 31, 2013, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of September 30, 2014 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$40,942	41	89	130	41,072	—
Commercial mortgage owner-occupied loans	3,914	16	44	60	3,974	—
Commercial mortgage nonowner-occupied loans	3,561	6	23	29	3,590	1
Commercial construction loans	1,700	—	2	2	1,702	—
Commercial leases	3,554	—	—	—	3,554	—
Residential mortgage loans(a) (b)	12,578	86	168	254	12,832	57
Consumer:
Home equity	8,819	100	68	168	8,987	—
Automobile loans	12,057	55	9	64	12,121	8
Credit card	2,256	32	29	61	2,317	21
Other consumer loans and leases	364	2	—	2	366	—

Total portfolio loans and leases(a)	$89,745	338	432	770	90,515	87

(a)	Excludes $109 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of September 30, 2014, $92 of these loans were 30-89 days past due and $351 were 90 days or more past due. The Bancorp recognized $2 and $9 of losses during the three and nine months ended September 30, 2014, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)	Includes accrual and nonaccrual loans and leases.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

		Past Due
As of December 31, 2013 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$39,118	53	145	198	39,316	—
Commercial mortgage owner-occupied loans	4,423	15	69	84	4,507	—
Commercial mortgage nonowner-occupied loans	3,515	9	35	44	3,559	—
Commercial construction loans	1,010	—	29	29	1,039	—
Commercial leases	3,620	—	5	5	3,625	—
Residential mortgage loans(a) (b)	12,284	73	231	304	12,588	66
Consumer:
Home equity	9,058	102	86	188	9,246	—
Automobile loans	11,919	55	10	65	11,984	8
Credit card	2,225	36	33	69	2,294	29
Other consumer loans and leases	362	2	—	2	364	—

Total portfolio loans and leases(a)	$87,534	345	643	988	88,522	103

(a)	Excludes $92 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes loans whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. As of December 31, 2013, $81 of these loans were 30-89 days past due and $378 were 90 days or more past due. The Bancorp recognized $5 of losses for the year ended December 31, 2013 due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)	Includes accrual and nonaccrual loans and leases.

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

The following tables summarize the Bancorp’s impaired loans and leases (by class) that were subject to individual review, which includes all loans and leases restructured in a troubled debt restructuring:

As of September 30, 2014 ($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$708	582		172
Commercial mortgage owner-occupied loans(b)	47	41		7
Commercial mortgage nonowner-occupied loans	87	68		5
Commercial construction loans	36	33		1
Commercial leases	10	10		4
Restructured residential mortgage loans	1,019	989		127
Restructured consumer:
Home equity	355	350		40
Automobile loans	21	20		4
Credit card	65	65		18

Total impaired loans and leases with a related allowance	$2,348	2,158		378

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$293	238		—
Commercial mortgage owner-occupied loans	99	89		—
Commercial mortgage nonowner-occupied loans	219	203		—
Commercial construction loans	47	47		—
Commercial leases	4	4		—
Restructured residential mortgage loans	290	261		—
Restructured consumer:
Home equity	42	37		—
Automobile loans	3	2		—

Total impaired loans and leases with no related allowance	997	881		—

Total impaired loans and leases	$3,345	3,039	(a)	378

(a)	Includes $885, $1,190 and $420, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $201, $60 and $54, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.
(b)	Excludes five restructured loans at September 30, 2014 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $28, a recorded investment of $28, and an allowance of $10.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2013 ($ in millions)	Unpaid Principal Balance	Recorded Investment		Allowance
With a related allowance recorded:
Commercial:
Commercial and industrial loans	$870	759		145
Commercial mortgage owner-occupied loans(b)	85	74		11
Commercial mortgage nonowner-occupied loans	154	134		14
Commercial construction loans	68	54		5
Commercial leases	12	12		—
Restructured residential mortgage loans	1,081	1,052		139
Restructured consumer:
Home equity	377	373		39
Automobile loans	23	23		3
Credit card	59	58		11

Total impaired loans and leases with a related allowance	$2,729	2,539		367

With no related allowance recorded:
Commercial:
Commercial and industrial loans	$181	177		—
Commercial mortgage owner-occupied loans	106	98		—
Commercial mortgage nonowner-occupied loans	154	147		—
Commercial construction loans	77	63		—
Commercial leases	14	14		—
Restructured residential mortgage loans	313	273		—
Restructured consumer:
Home equity	43	39		—
Automobile loans	3	3		—

Total impaired loans and leases with no related allowance	891	814		—

Total impaired loans and leases	$3,620	3,353	(a)	367

(a)	Includes $869, $1,241 and $444, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $228, $84 and $52, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.
(b)	Excludes five restructured loans at December 31, 2013 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $28, a recorded investment of $28, and an allowance of $11.

The following tables summarize the Bancorp’s average impaired loans and leases and interest income by class:

	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$785	6	$787	18
Commercial mortgage owner-occupied loans(a)	137	1	149	3
Commercial mortgage nonowner-occupied loans	261	2	264	6
Commercial construction loans	84	1	100	2
Commercial leases	10	—	15	—
Restructured residential mortgage loans	1,252	14	1,286	41
Restructured consumer:
Home equity	392	5	398	16
Automobile loans	23	1	24	1
Credit card	62	1	58	3

Total impaired loans and leases	$3,006	31	$3,081	90

(a)	Excludes five restructured loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $28 for the three and nine months ended September 30, 2014 and an immaterial amount of interest income recognized for the three and nine months ended September 30, 2014.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$553	7	$403	11
Commercial mortgage owner-occupied loans(a)	145	1	140	3
Commercial mortgage nonowner-occupied loans	322	2	326	6
Commercial construction loans	103	1	109	3
Commercial leases	8	—	10	—
Restructured residential mortgage loans	1,311	13	1,308	39
Restructured consumer:
Home equity	426	6	433	17
Automobile loans	27	1	29	1
Credit card	66	1	69	3
Other consumer loans and leases	2	—	2	—

Total impaired loans and leases	$2,963	32	$2,829	83

(a)	Excludes five restructured loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $29 and $30 and an immaterial amount of interest income recognized for the three and nine months ended September 30, 2013.

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

($ in millions)	September 30, 2014	December 31, 2013
Commercial:
Commercial and industrial loans	$260	281
Commercial mortgage owner-occupied loans(a)	71	95
Commercial mortgage nonowner-occupied loans	48	48
Commercial construction loans	2	29
Commercial leases	4	5

Total commercial loans and leases	385	458

Residential mortgage loans	112	166
Consumer:
Home equity	85	93
Automobile loans	1	1
Credit card	37	33

Total consumer loans and leases	123	127

Total nonperforming loans and leases(b) (c)	$620	751

OREO and other repossessed property(d)	$176	229

(a)	Excludes $21 of restructured nonaccrual loans at both September 30, 2014 and December 31, 2013 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(b)	Excludes $7 and $6 of nonaccrual loans held for sale at September 30, 2014 and December 31, 2013, respectively.
(c)	Includes $9 and $10 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at September 30, 2014 and December 31, 2013, respectively, and $3 and $2 of restructured nonaccrual government insured commercial loans at September 30, 2014 and December 31, 2013, respectively.
(d)	Excludes $85 and $77 of OREO related to government insured loans at September 30, 2014 and December 31, 2013, respectively.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL. As of September 30, 2014 and December 31, 2013, the Bancorp had $69 million and $86 million in line of credit and letter of credit commitments, respectively, to lend additional funds to borrowers whose terms have been modified in a TDR.

The following tables provide a summary of loans modified in a TDR by the Bancorp during the three months ended:

September 30, 2014 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	17	$35	10	—
Commercial mortgage owner-occupied loans	5	2	—	—
Commercial mortgage nonowner-occupied loans	8	4	(1)	—
Residential mortgage loans	240	35	2	—
Consumer:
Home equity	106	5	—	—
Automobile loans	172	3	—	—
Credit card	1,670	11	2	—

Total portfolio loans and leases	2,218	$95	13	—

September 30, 2013 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	56	$79	(13)	—
Commercial mortgage owner-occupied loans	32	7	—	—
Commercial mortgage nonowner-occupied loans	16	11	(2)	—
Commercial construction loans	1	9	—	—
Residential mortgage loans	452	65	8	—
Consumer:
Home equity	117	6	—	—
Automobile loans	115	2	—	—
Credit card	1,950	12	2	—

Total portfolio loans and leases	2,739	$191	(5)	—

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a summary of loans modified in a TDR by the Bancorp during the nine months ended:

September 30, 2014 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	83	$154	12	—
Commercial mortgage owner-occupied loans	25	53	(1)	—
Commercial mortgage nonowner-occupied loans	19	11	(2)	—
Residential mortgage loans	812	119	7	—
Consumer:
Home equity	212	9	—	—
Automobile loans	431	7	—	—
Credit card	5,334	34	6	—

Total portfolio loans and leases	6,916	$387	22	—

September 30, 2013 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	119	$201	(13)	1
Commercial mortgage owner-occupied loans(c)	56	16	(1)	—
Commercial mortgage nonowner-occupied loans	50	65	(7)	—
Commercial construction loans	3	16	(1)	—
Residential mortgage loans	1,266	194	24	—
Consumer:
Home equity	621	33	—	—
Automobile loans	363	11	1	—
Credit card	6,442	39	5	—

Total portfolio loans and leases	8,920	$575	8	1

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification.
(c)	Excludes five loans modified in a TDR during the nine months ended September 30, 2013 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party. The TDR had a recorded investment of $29, ALLL increased $7 upon modification, and a charge-off of $2 was recognized upon modification.

The Bancorp considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. For commercial loans not subject to individual review for impairment, loss rates that are applied for purposes of determining the allowance include historical losses associated with subsequent defaults on loans previously modified in a TDR. For consumer loans, the Bancorp performs a qualitative assessment of the adequacy of the consumer ALLL by comparing the consumer ALLL to forecasted consumer losses over the projected loss emergence period (the forecasted losses include the impact of subsequent defaults of consumer TDRs). When a residential mortgage, home equity, auto or other consumer loan that has been modified in a TDR subsequently defaults, the present value of expected cash flows used in the measurement of the potential impairment loss is generally limited to the expected net proceeds from the sale of the loan’s underlying collateral and any resulting impairment loss is reflected as a charge-off or an increase in ALLL. The Bancorp fully reserves for credit card loans modified in a TDR that subsequently default.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a summary of subsequent defaults of TDRs that occurred during the three months ended September 30, 2014 and 2013 and within 12 months of the restructuring date:

September 30, 2014 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial mortgage owner-occupied loans	1	$1
Commercial mortgage nonowner-occupied loans	2	1
Residential mortgage loans	100	12
Consumer:
Home equity	4	—
Automobile loans	2	—
Credit card	385	2

Total portfolio loans and leases	494	$16

September 30, 2013 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	1	$5
Commercial mortgage owner-occupied loans	2	—
Residential mortgage loans	78	11
Consumer:
Home equity	21	1
Credit card	380	2

Total portfolio loans and leases	482	$19

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

The following tables provide a summary of subsequent defaults that occurred during the nine months ended September 30, 2014 and 2013 and within 12 months of the restructuring date:

September 30, 2014 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	9	$20
Commercial mortgage owner-occupied loans	3	4
Commercial mortgage nonowner-occupied loans	2	1
Residential mortgage loans	181	24
Consumer:
Home equity	24	1
Automobile loans	6	—
Credit card	1,255	8

Total portfolio loans and leases	1,480	$58

September 30, 2013 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	3	$6
Commercial mortgage owner-occupied loans	6	1
Residential mortgage loans	304	47
Consumer:
Home equity	55	3
Automobile loans	3	—
Credit card	1,306	8

Total portfolio loans and leases	1,677	$65

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

7. Bank Premises and Equipment

The following table provides a summary of bank premises and equipment as of:

($ in millions)	September 30, 2014	December 31, 2013
Land and improvements	$822	838
Buildings	1,794	1,763
Equipment	1,650	1,581
Leasehold improvements	413	397
Construction in progress	90	118
Accumulated depreciation and amortization	(2,302)	(2,166)

Total	$2,467	2,531

At September 30, 2014, land and improvements included $166 million associated with parcels of undeveloped land intended for future branch expansion. The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience of its retail transaction network. As part of this ongoing assessment the Bancorp may determine that it is no longer fully committed to maintaining full-service branches at certain of its existing banking center locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. In these circumstances, the Bancorp performs an assessment of the recoverability of these long-lived assets. Impairment losses associated with such assessments were immaterial and $17 million for the three and nine months ended September 30, 2014, respectively, and immaterial for the three and nine months ended September 30, 2013. The Bancorp’s assessment of the recoverability of these asset groups requires the exercise of judgment in projecting the extent and nature of their future use and the related cash flows which may be impacted by unanticipated events or circumstances.

8. Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. During the fourth quarter of 2008, the Bancorp determined that the Commercial Banking and Consumer Lending reporting units’ goodwill carrying amounts exceeded their associated implied fair values by $750 million and $215 million, respectively. The resulting $965 million goodwill impairment charge was recorded in the fourth quarter of 2008 and represents the total amount of accumulated impairment losses as of September 30, 2014.

Changes in the net carrying amount of goodwill, by reporting unit, for the nine months ended September 30, 2014 and 2013 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Total
Net carrying value as of December 31, 2013	$613	1,655	—	148	2,416
Acquisition activity	—	—	—	—	—

Net carrying value as of September 30, 2014	$613	1,655	—	148	2,416

Net carrying value as of December 31, 2012	613	1,655	—	148	2,416
Acquisition activity	—	—	—	—	—

Net carrying value as of September 30, 2013	$613	1,655	—	148	2,416

The Bancorp completed its annual goodwill impairment test as of September 30, 2014 by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Bancorp evaluated events and circumstances since the last impairment analysis, macroeconomic conditions, banking industry and market conditions, and key financial metrics of the Bancorp as well as reporting unit and overall Bancorp financial performance. After assessing the totality of the events and circumstances, the Bancorp determined that it was not more likely than not that the fair value of each of its reporting units was less than their carrying amounts and, therefore, the first and second steps of the quantitative goodwill impairment test were deemed unnecessary.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

9. Intangible Assets

Intangible assets consist of core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. Intangible assets have an estimated remaining weighted-average life at September 30, 2014 of 4.4 years.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of September 30, 2014
Core deposit intangibles	$122	(111)	11
Other	45	(40)	5

Total intangible assets	$167	(151)	16

As of December 31, 2013
Core deposit intangibles	$154	(141)	13
Other	45	(39)	6

Total intangible assets	$199	(180)	19

As of September 30, 2014, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets for the three months ended September 30, 2014 and 2013 was $1 million and $2 million, respectively. For the nine months ended September 30, 2014 and 2013, amortization expense was $3 million and $6 million, respectively.

The Bancorp’s projections of amortization expense shown below are based on existing asset balances as of September 30, 2014. Future amortization expense may vary from these projections. Estimated amortization expense for the remainder of 2014 through 2018 is as follows:

($ in millions)	Total
Remainder of 2014	$1
2015	2
2016	2
2017	2
2018	2

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Condensed Consolidated Balance Sheets as of:

September 30, 2014 ($ in millions)	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$150	—	150
Commercial mortgage loans	—	48	48
Automobile loans	2,785	—	2,785
ALLL	(8)	(11)	(19)
Other assets	24	2	26

Total assets	$2,951	39	2,990

Liabilities:
Other liabilities	$7	—	7
Long-term debt	2,882	—	2,882

Total liabilities	$2,889	—	2,889

Noncontrolling interests	$—	39	39

December 31, 2013 ($ in millions)	Automobile Loan Securitization	CDC Investments	Total
Assets:
Cash and due from banks	$49	—	49
Commercial mortgage loans	—	48	48
Automobile loans	1,010	—	1,010
ALLL	(2)	(13)	(15)
Other assets	11	2	13

Total assets	$1,068	37	1,105

Liabilities
Other liabilities	$1	—	1
Long-term debt	1,048	—	1,048

Total liabilities	$1,049	—	1,049

Noncontrolling interests	$—	37	37

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

For further information on a subsequent event related to automobile loan securitizations refer to Note 24.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

CDC Investments

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor members’ investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Bancorp’s Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at September 30, 2014 and December 31, 2013 was $23 million and $21 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

September 30, 2014 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,424	348	1,424
Private equity investments	208	—	293
Loans provided to VIEs	1,785	—	2,925
Automobile loan securitization	2	—	2

	Total	Total	Maximum
December 31, 2013 ($ in millions)	Assets	Liabilities	Exposure
CDC investments	$1,436	407	1,436
Private equity investments	204	—	294
Loans provided to VIEs	1,830	—	2,792
Automobile loan securitization	4	—	4
Restructured loans	1	—	1

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, as of September 30, 2014 and December 31, 2013, the unfunded commitment amounts to the funds were $85 million and $90 million, respectively. The Bancorp made capital contributions of $8 million and $11 million, respectively, to private equity funds during the three months ended September 30, 2014 and 2013. The Bancorp made capital contributions of $20 million and $25 million, respectively, to private equity funds during the nine months ended September 30, 2014 and 2013.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets, are included in the previous tables for all periods presented. As of September 30, 2014 and December 31, 2013, the Bancorp’s unfunded commitments to these entities were $1.1 billion and $962 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Automobile Loan Securitization

In March of 2013, the Bancorp recognized an immaterial loss on the securitization and sale of certain automobile loans with a carrying amount of approximately $509 million. The securitization and the resulting sale of all underlying securities qualified for sale accounting. The Bancorp has concluded that it is not the primary beneficiary of the trust because it has neither the obligation to absorb losses of the entity that could potentially be significant to the VIE nor the right to receive benefits from the entity that could potentially be significant to the VIE. The Bancorp is not required and does not currently intend to provide any additional financial support to the trust. Investors and creditors only have recourse to the assets held by the trust. The interest the Bancorp holds in the VIE relates to servicing rights which are included in the Condensed Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset.

Restructured Loans

As part of loan restructuring efforts, the Bancorp received equity capital from certain borrowers to facilitate the restructuring of the borrower’s loans. These borrowers met the definition of a VIE because the Bancorp was involved in their refinancing and because their equity capital at risk was insufficient to fund ongoing operations. The Bancorp accounted for its equity capital investments in these VIEs under the equity method or cost method based on its percentage of ownership and ability to exercise significant influence.

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs was limited to the equity capital investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. The Bancorp had outstanding loans to these VIEs, included in commercial loans in the Condensed Consolidated Balance Sheets. The Bancorp had no unfunded loan commitments to these VIEs as of September 30, 2014 and December 31, 2013. The loans to these VIEs are included in the Bancorp’s overall analysis of the ALLL. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

11. Sales of Receivables and Servicing Rights

Automobile Loan Securitization

In March of 2013, the Bancorp recognized an immaterial loss on the securitization and sale of certain automobile loans with a carrying amount of approximately $509 million. The Bancorp utilized a securitization trust to facilitate the securitization process. The trust issued asset-backed securities in the form of notes and equity certificates, with varying levels of credit subordination and payment priority. The Bancorp does not hold any of the notes or equity certificates issued by the trust, and the investors in these securities have no credit recourse to the Bancorp’s assets for failure of debtors to pay when due. As part of the sale, the Bancorp obtained servicing responsibilities and recognized servicing rights with an initial fair value of $6 million.

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during the three and nine months ended September 30, 2014 and 2013. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Residential mortgage loan sales	$1,228	5,105	4,423	19,115
Origination fees and gains on loan sales	34	74	117	393
Gross mortgage servicing fees	61	63	186	187

Servicing Rights

The following table presents changes in the servicing rights related to residential mortgage and automobile loans for the nine months ended September 30:

($ in millions)	2014	2013
Carrying amount before valuation allowance as of the beginning of the period	$1,440	1,358
Servicing rights that result from the transfer of residential mortgage loans	60	211
Servicing rights that result from the transfer of automobile loans	—	6
Amortization	(89)	(145)

Carrying amount before valuation allowance	1,411	1,430

Valuation allowance for servicing rights:
Beginning balance	(469)	(661)
(Provision for) recovery of MSR impairment	(7)	150

Ending balance	(476)	(511)

Carrying amount as of the end of the period	$935	919

Amortization expense recognized on servicing rights for the three months ended September 30, 2014 and 2013 was $34 million and $40 million, respectively. For the nine months ended September 30, 2014 and 2013, amortization expense was $89 million and $145 million, respectively. The Bancorp’s projections of amortization expense shown below are based on existing asset balances as of September 30, 2014. Future amortization expense may vary from these projections. Estimated amortization expense for the remainder of 2014 through 2018 is as follows:

($ in millions)	Total
Remainder of 2014	$32
2015	119
2016	108
2017	99
2018	90

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

The following table displays the beginning and ending fair value of the servicing rights for the nine months ended September 30:

($ in millions)	2014	2013
Fixed-rate residential mortgage loans:
Beginning balance	$929	664
Ending balance	898	876
Adjustable rate residential mortgage loans:
Beginning balance	38	33
Ending balance	35	39
Fixed-rate automobile loans:
Beginning balance	4	—
Ending balance	2	4

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Condensed Consolidated Statements of Income:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Securities gains, net—non-qualifying hedges on MSRs	$—	5	—	13
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	(22)	24	40	(13)
Recovery of (Provision for) MSR impairment (Mortgage banking net revenue)	21	(1)	(7)	150

As of September 30, 2014 and 2013, the key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended were as follows:

		September 30, 2014				September 30, 2013
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default rate
Residential mortgage loans:
Servicing rights	Fixed	7.0	10.5%	9.9%	N/A	7.7	8.5%	10.2%	N/A
Servicing rights	Adjustable	3.7	22.2	11.8	N/A	3.7	22.4	11.5	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At September 30, 2014 and December 31, 2013, the Bancorp serviced $66.8 billion and $69.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At September 30, 2014, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed Assumption				Residual Servicing Cash Flows
		Fair	Weighted- Average Life (in		Impact of Adverse Change on Fair Value			Discount	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value	years)	Rate	10%	20%	50%	Rate	10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$898	6.4	10.8%	$(38)	(73)	(164)	9.9%	$(33)	(65)
Servicing rights	Adjustable	35	3.1	26.0	(1)	(2)	(5)	11.8	(1)	(2)

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of September 30, 2014 and December 31, 2013, the balance of collateral held by the Bancorp for derivative assets was $659 million and $514 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of September 30, 2014 and December 31, 2013 was $8 million and $12 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of September 30, 2014 and December 31, 2013, the balance of collateral posted by the Bancorp for derivative liabilities was $495 million and $559 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of September 30, 2014, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Condensed Consolidated Financial Statements.

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

The fair value of derivative instruments is presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Derivative instruments with a positive fair value are reported in other assets in the Condensed Consolidated Balance Sheets while derivative instruments with a negative fair value are reported in other liabilities in the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative instruments are not added to or netted against the fair value amounts. For further information on offsetting derivatives, see Note 13 of the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
September 30, 2014 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$3,855	340	13

Total fair value hedges		340	13

Cash flow hedges:
Interest rate swaps related to C&I loans	2,700	27	6

Total cash flow hedges		27	6

Total derivatives designated as qualifying hedging instruments		367	19

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	4,737	145	2
Forward contracts related to held for sale mortgage loans	977	1	2
Stock warrant associated with Vantiv Holding, LLC	630	358	—
Swap associated with the sale of Visa, Inc. Class B shares	907	—	53

Total free-standing derivatives - risk management and other business purposes		504	57

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	28,484	255	263
Interest rate lock commitments	532	10	—
Commodity contracts	3,511	83	80
Foreign exchange contracts	18,405	313	258

Total free-standing derivatives - customer accommodation		661	601

Total derivatives not designated as qualifying hedging instruments		1,165	658

Total		$1,532	677

		Fair Value
December 31, 2013 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$3,205	292	13

Total fair value hedges		292	13

Cash flow hedges:
Interest rate swaps related to C&I loans	2,200	40	21

Total cash flow hedges		40	21

Total derivatives designated as qualifying hedging instruments		332	34

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	4,092	141	14
Forward contracts related to held for sale mortgage loans	1,448	13	1
Stock warrant associated with Vantiv Holding, LLC	664	384	—
Swap associated with the sale of Visa, Inc. Class B shares	947	—	48

Total free-standing derivatives - risk management and other business purposes		538	63

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	28,112	329	339
Interest rate lock commitments	924	12	1
Commodity contracts	3,300	66	65
Foreign exchange contracts	19,688	276	252

Total free-standing derivatives - customer accommodation		683	657

Total derivatives not designated as qualifying hedging instruments		1,221	720

Total		$1,553	754

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of September 30, 2014 and December 31, 2013, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	Income Caption	2014	2013	2014	2013
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(16)	(30)	48	(223)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	16	30	(51)	220

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure for which the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of September 30, 2014, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of September 30, 2014, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 62 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of September 30, 2014 and December 31, 2013, $12 million and $13 million, respectively, of deferred gains, net of tax, on cash flow hedges were recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. As of September 30, 2014, approximately $30 million of net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2014.

During the three and nine months ended September 30, 2014 and 2013, there were no gains or losses reclassified from accumulated other comprehensive income into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pretax net (losses) gains recorded in the Condensed Consolidated Statements of Income and accumulated other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Amount of pretax net (losses) gains recognized in OCI	$(4)	9	30	8
Amount of pretax net gains reclassified from OCI into net income	10	6	31	37

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

In conjunction with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC, the Bancorp received a warrant which is accounted for as a free-standing derivative. Refer to Note 22 for further discussion of significant inputs and assumptions used in the valuation of the warrant.

In conjunction with the initial sale of Visa, Inc. Class B shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative. See Note 22 for further discussion of significant inputs and assumptions used in the valuation of this instrument.

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	Income Caption	2014	2013	2014	2013
Interest rate contracts:
Forward contracts related to mortgage loans held for sale	Mortgage banking net revenue	$9	(191)	(14)	(20)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	(22)	24	40	(13)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	9	(2)	8	3
Equity contracts:
Stock warrant associated with Vantiv Holding, LLC	Other noninterest income	(53)	6	(25)	116
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(3)	(2)	(18)	(13)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of September 30, 2014 and December 31, 2013, the total notional amount of the risk participation agreements was $1.2 billion and the fair value was a liability of $2 million and $3 million, respectively, which is included in interest rate contracts for customers. As of September 30, 2014, the risk participation agreements had an average remaining life of 2.7 years.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2014	December 31, 2013
Pass	$1,147	1,153
Special mention	50	38
Substandard	40	12

Total	$1,237	1,203

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

		For the three months		For the nine months
	Condensed Consolidated Statements of Income Caption	ended September 30,		ended September 30,
($ in millions)		2014	2013	2014	2013
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$5	8	14	22
Interest rate contracts for customers (credit losses)	Other noninterest expense	—	—	(1)	(3)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	—	2	4
Interest rate lock commitments	Mortgage banking net revenue	18	43	92	41
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	2	1	5	5
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	—	—	—
Foreign exchange contracts:
Foreign exchange contracts - customers (contract revenue)	Corporate banking revenue	19	14	51	52
Foreign exchange contracts - customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	—	1	(2)

13. Offsetting Derivative Financial Instruments

The Bancorp’s derivative transactions are generally governed by ISDA Master Agreements and similar arrangements, which include provisions governing the setoff of assets and liabilities between the parties. When the Bancorp has more than one outstanding derivative transaction with a single counterparty, the setoff provisions contained within these agreements generally allow the non-defaulting party the right to reduce its liability to the defaulting party by amounts eligible for setoff, including the collateral received as well as eligible offsetting transactions with that counterparty, irrespective of the currency, place of payment, or booking office. The Bancorp’s policy is to present its derivative assets and derivative liabilities in the Condensed Consolidated Balance Sheets on a gross basis, even when provisions allowing for setoff are in place.

Collateral amounts included in the tables below consist primarily of cash and highly-rated government-backed securities.

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the
		Condensed Consolidated Balance Sheets
September 30, 2014 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,164	(245)	(546)	$373

Total assets	1,164	(245)	(546)	373
Liabilities
Derivatives	677	(245)	(265)	167

Total liabilities	$677	(245)	(265)	$167

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets

December 31, 2013 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,157	(321)	(390)	$446

Total assets	1,157	(321)	(390)	446
Liabilities
Derivatives	753	(321)	(302)	130

Total liabilities	$753	(321)	(302)	$130

(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)	Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

14. Long-Term Debt

On February 28, 2014, the Bancorp issued and sold $500 million of 2.30% unsecured senior fixed-rate notes, with a maturity of five years, due on March 1, 2019. These notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On April 25, 2014, the Bank issued and sold $1.5 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of $850 million of 2.375% senior fixed-rate notes, with a maturity of five years, due on April 25, 2019; and $650 million of 1.35% senior fixed-rate notes with a maturity of three years, due on June 1, 2017. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On September 5, 2014, the Bank issued and sold $850 million of 2.875% unsecured senior fixed-rate bank notes, with a maturity of seven years, due on October 1, 2021. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

As previously discussed in Note 10, consolidated VIEs of the Bancorp issued $2.8 billion of asset-backed securities related to automobile loan securitizations during the nine months ended September 30, 2014. Third-party holders of the debt associated with this transaction do not have recourse to the general assets of the Bancorp.

For further information on a subsequent event related to long-term debt refer to Note 24.

15. Capital Actions

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

During 2013 and the nine months ended September 30, 2014, the Bancorp entered into a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock.

For further information on a subsequent event related to capital actions refer to Note 24.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the nine months ended September 30, 2014:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
November 18, 2013	$200	8,538,423	1,132,495	9,670,918	March 5, 2014
December 13, 2013	456	19,084,195	2,294,932	21,379,127	March 31, 2014
January 31, 2014	99	3,950,705	602,109	4,552,814	March 31, 2014
May 1, 2014	150	6,216,480	1,016,514	7,232,994	July 21, 2014
July 24, 2014	225	9,352,078	1,896,685	11,248,763	October 14, 2014

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

16. Commitments, Contingent Liabilities and Guarantees

The Bancorp, in the normal course of business, enters into financial instruments and various agreements to meet the financing needs of its customers. The Bancorp also enters into certain transactions and agreements to manage its interest rate and prepayment risks, provide funding, equipment and locations for its operations and invest in its communities. These instruments and agreements involve, to varying degrees, elements of credit risk, counterparty risk and market risk in excess of the amounts recognized in the Condensed Consolidated Balance Sheets. The creditworthiness of counterparties for all instruments and agreements is evaluated on a case-by-case basis in accordance with the Bancorp’s credit policies. The Bancorp’s significant commitments, contingent liabilities and guarantees in excess of the amounts recognized in the Condensed Consolidated Balance Sheets are discussed in further detail below:

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	September 30, 2014	December 31, 2013
Commitments to extend credit	$63,379	62,050
Letters of credit	3,931	4,129
Forward contracts to sell mortgage loans	977	1,448
Noncancelable lease obligations	708	746
Capital commitments for private equity investments	85	90
Purchase obligations	79	84
Capital expenditures	34	33
Capital lease obligations	14	19

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2014 and December 31, 2013, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $134 million and $162 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2014	December 31, 2013
Pass	$62,333	61,364
Special mention	603	369
Substandard	441	316
Doubtful	2	1

Total	$63,379	62,050

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of September 30, 2014:

($ in millions)
Less than 1 year(a)	$2,097
1 - 5 years(a)	1,748
Over 5 years	86

Total	$3,931

(a)	Includes $29 and $18 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 99% of total letters of credit at September 30, 2014 compared to 97% at December 31, 2013 and are considered guarantees in accordance with U.S. GAAP. Approximately 63% and 48% of the total standby letters of credit were collateralized as of September 30, 2014 and December 31, 2013, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $1 million at September 30, 2014 and $2 million at December 31, 2013. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2014	December 31, 2013
Pass	$3,452	3,651
Special mention	141	99
Substandard	308	355
Doubtful	30	24

Total	$3,931	4,129

At September 30, 2014 and December 31, 2013, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of September 30, 2014 and December 31, 2013, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $1.8 billion and $2.1 billion of which FTS acted as the remarketing agent to issuers on $1.6 billion and $1.8 billion, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, to $1.3 billion and $1.5 billion of the VRDNs remarketed by FTS, in addition to $242 million and $300 million in VRDNs remarketed by third parties at September 30, 2014 and December 31, 2013, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held $2 million and an immaterial amount of these VRDNs in its portfolio and classified them as trading securities at September 30, 2014 and December 31, 2013, respectively.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $29 million at September 30, 2014 and $37 million at December 31, 2013. As of September 30, 2014 and December 31, 2013, the Bancorp maintained a reserve of $3 million and $10 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. During 2009, the Bancorp suspended the practice of providing reinsurance of private mortgage insurance for newly originated mortgage loans.

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

The Bancorp maintained reserves related to these loans sold with representation and warranty provisions, which were included in other liabilities on the Condensed Consolidated Balance Sheets, totaling $35 million and $44 million as of September 30, 2014 and December 31, 2013, respectively.

The Bancorp uses the best information available to it in estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of September 30, 2014, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $46 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions discussed above to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possibly losses, depending on the outcome of various factors, including those noted above.

For the three months ended September 30, 2014 and 2013, the Bancorp paid $1 million and $9 million, respectively, in the form of make whole payments and repurchased $7 million and $19 million, respectively, in outstanding principal of loans to satisfy investor demands. For the nine months ended September 30, 2014 and 2013, the Bancorp paid $10 million and $33 million, respectively, in the form of make whole payments and repurchased $47 million and $70 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended September 30, 2014 and 2013 were $24 million and $62 million, respectively. Total repurchase demand requests during the nine months ended September 30, 2014 and 2013 were $84 million and $191 million, respectively. Total outstanding repurchase demand inventory was $15 million at September 30, 2014 compared to $46 million at December 31, 2013.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Balance, beginning of period	$36	117	44	110
Net additions to the reserve	1	(3)	5	34
Losses charged against the reserve	(2)	(11)	(14)	(41)

Balance, end of period	$35	103	35	103

The following table provides a rollforward of unresolved demands by claimant type for the nine months ended September 30, 2014:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	264	$41	33	$5
New demands	643	84	11	—
Loan paydowns/payoffs	(33)	(4)	(2)	(1)
Resolved demands	(780)	(106)	(42)	(4)

Balance, end of period	94	$15	—	$—

The following table provides a rollforward of unresolved demands by claimant type for the nine months ended September 30, 2013:

	GSE		Private Label
($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	294	$48	124	$19
New demands	1,409	189	223	2
Loan paydowns/payoffs	(11)	(2)	(6)	(1)
Resolved demands	(1,397)	(190)	(311)	(16)

Balance, end of period	295	$45	30	$4

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $573 million and $579 million at September 30, 2014 and December 31, 2013, respectively, and the delinquency rates were 4.0% and 4.4% at September 30, 2014 and December 31, 2013, respectively. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $13 million and $16 million at September 30, 2014 and December 31, 2013, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $15 million and $12 million at September 30, 2014 and December 31, 2013, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at September 30, 2014.

Visa litigation

The Bancorp, as a member bank of Visa prior to Visa’s reorganization and IPO (the “IPO”) of its Class A common shares (the “Class A Shares”) in 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and by-laws and in accordance with their membership agreements. In accordance with Visa’s by-laws prior to the IPO, the Bancorp could have been required to indemnify Visa for the Bancorp’s proportional share of losses based on the pre-IPO membership interests. As part of its reorganization and IPO, the Bancorp’s indemnification obligation was modified to include only certain known litigation (the “Covered Litigation”) as of the date of the restructuring. This modification triggered a requirement for the Bancorp to recognize a liability equal to the fair value of the indemnification liability.

In conjunction with the IPO, the Bancorp received 10.1 million of Visa’s Class B common shares (the “Class B Shares”) based on the Bancorp’s membership percentage in Visa prior to the IPO. The Class B Shares are not transferable (other than to another member bank) until the later of the third anniversary of the IPO closing or the date which the Covered Litigation has been resolved; therefore, the Bancorp’s Class B Shares were classified in other assets and accounted for at their carryover basis of $0. Visa deposited $3 billion of the proceeds from the IPO into a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Covered Litigation. If Visa’s litigation committee determines that the escrow account is insufficient, then Visa will issue additional Class A Shares and deposit the proceeds from the sale of the Class A Shares into the litigation escrow account. When Visa funds the litigation escrow account, the Class B Shares are subject to dilution through an adjustment in the conversion rate of Class B Shares into Class A Shares.

In 2009, the Bancorp completed the sale of Visa, Inc. Class B Shares and entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which the Covered Litigation is settled. See Note 22 for additional information on the valuation of the swap. The counterparty to the swap as a result of its ownership of the Class B Shares will be impacted by dilutive adjustments to the conversion rate of the Class B Shares into Class A Shares caused by any Covered Litigation losses in excess of the litigation escrow account. If actual judgments in, or settlements of, the Covered Litigation significantly exceed current expectations, then additional funding by Visa of the litigation escrow account and the resulting dilution of the Class B Shares could result in a scenario where the Bancorp’s ultimate exposure associated with the Covered Litigation (the “Visa Litigation Exposure”) exceeds the value of the Class B Shares owned by the swap counterparty (the “Class B Value”). In the event the Bancorp concludes that it is probable that the Visa Litigation Exposure exceeds the Class B Value, the Bancorp would record a litigation reserve liability and a corresponding amount of other noninterest expense for the amount of the excess. Any such litigation reserve liability would be separate and distinct from the fair value derivative liability associated with the total return swap.

As of the date of the Bancorp’s sale of Visa Class B Shares and through September 30, 2014, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $53 million and $48 million at September 30, 2014 and December 31, 2013, respectively. Refer to Notes 12 and 17 for further information.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

After the Bancorp’s sale of Visa Class B Shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilution in the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments to the swap counterparty as follows:

($ in millions)
Period	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	$20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18	(a)

(a)	The settlement of the Bancorp cash payment for the third quarter of 2014 occurred on October 6, 2014.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

17. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 16 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. The court entered a Class Settlement Preliminary Approval Order in November 2012. Pursuant to the terms of the settlement agreement, the Bancorp paid $46 million into a class settlement escrow account. Previously, the Bancorp paid an additional $4 million in another settlement escrow in connection with the settlement of claims from plaintiffs not included in the class action. More than 7,900 merchants have requested exclusion from the class settlement. Pursuant to the terms of the settlement agreement, 25% of the funds paid into the class settlement escrow account have been returned to the control of the defendants through Class Exclusion Takedown Payments. Approximately 460 of the merchants who requested exclusion from the class have filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These “opt-out” federal lawsuits have been transferred to the United States District Court for the Eastern District of New York. The Bancorp was not named as a defendant in any of the opt-out federal lawsuits, but may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. In addition, one merchant filed a separate state court lawsuit against Visa, MasterCard and certain other defendants, including the Bancorp, alleging similar antitrust violations. On January 14, 2014, the court entered a final order approving the class settlement. On July 18, 2014, the court in which all but one of the opt-out federal lawsuits have been consolidated denied defendants’ motion to dismiss the complaints. A number of merchants have filed appeals from that approval. Refer to Note 16 for further information.

In 2008, two cases were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain officers styled Dudenhoeffer v Fifth Third Bancorp et al. Case No. 1:08-cv-538. The complaints alleged violations of ERISA based on allegations similar to those set forth in the previously reported securities class action cases. The ERISA actions were dismissed by the trial court, but the Sixth Circuit Court of Appeals reversed the trial court decision. The Bancorp petitioned the United States Supreme Court to review and reverse the Sixth Circuit decision and sought a stay of proceedings in the trial court pending appeal. On December 13, 2013, the Supreme Court granted certiorari and agreed to hear the appeal. Oral arguments were held on April 2, 2014 and on June 25, 2014 the Supreme Court unanimously vacated the Sixth Circuit decision and remanded the case for further proceedings consistent with the standards articulated in its decision. The Supreme Court issued its mandate remanding the case back to the Sixth Circuit Court of Appeals but no further proceedings have occurred.

In November 2014, a shareholder of the Bancorp filed a shareholder derivative suit in the Court of Common Pleas for Hamilton County, Ohio, against current and former members of the Bancorp’s Board of Directors, the Bancorp’s former Chief Financial Officer and current Executive Vice President, Daniel T. Poston, the Bancorp’s Chief Executive Officer, Kevin T. Kabat, and, nominally, the Bancorp. The suit alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Bancorp’s alleged violations of federal and state securities laws, among other charges, in relation to its administrative settlement with the United States Securities and Exchange Commission announced on December 4, 2013 to resolve the previously reported investigation of the Bancorp’s historical accounting and reporting with respect to certain commercial loans that were sold or reclassified as held-for-sale by the Company in the fourth quarter of 2008. The suit seeks, among other things, unspecified monetary damages, disgorgement of profits, certain corporate governance and personnel actions and compliance and disclosure changes. The impact of the final disposition of this lawsuit cannot be assessed at this time.

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

The Bancorp and/or its affiliates are involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory bodies regarding their respective businesses. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement authorities such as the Department of Justice or a United States Attorney. Among other matters, the Bancorp has been cooperating with the Department of Justice, the Department of Housing and Urban Development and the Federal Housing Finance Authority in civil investigations regarding compliance with requirements relating to certain Federal Housing Agency-insured loans and certain loans sold to government sponsored entities originated by affiliates of the Bancorp. The investigations could lead to demands under the federal False Claims Act and the federal Financial Institutions Reform, Recovery and Enforcement Act of 1989, which allow up to treble and other special damages substantially in excess of actual losses. Additionally, the Bancorp is also cooperating with an investigation by the Department of Justice to determine whether the Bank engaged in any discriminatory practices in connection with the Bank’s indirect automobile loan portfolio. Any claim resulting from this investigation could include direct and indirect damages and civil money penalties.

The Bancorp is party to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. A reserve for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such reserve is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts reserved. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal proceedings including the matters discussed above in an aggregate amount up to approximately $103 million in excess of amounts reserved, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

18. Related Party Transactions

The Bancorp’s ownership position in Vantiv Holding, LLC was reduced in the second quarter of 2014 when the Bancorp sold an approximate three percent interest and recognized a $125 million gain. The Bancorp’s remaining approximate 23% ownership in Vantiv Holding, LLC was accounted for as an equity method investment in the Bancorp’s Condensed Consolidated Financial Statements and had a carrying value of $388 million as of September 30, 2014.

As of September 30, 2014, the Bancorp continued to hold approximately 43 million Class B units of Vantiv Holding, LLC and a warrant to purchase approximately 20.4 million Class C non-voting units of Vantiv Holding, LLC, both of which may be exchanged for Class A Common Stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc.’s option for cash. In addition, the Bancorp holds approximately 43 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions. The outstanding balance of loans to Vantiv Holding, LLC was $207 million and $348 million at September 30, 2014 and December 31, 2013, respectively.

19. Income Taxes

The Bancorp’s provision for income taxes was $124 million and $183 million for the three months ended September 30, 2014 and 2013, respectively, and was $411 million and $613 million for the nine months ended September 30, 2014 and 2013, respectively. The effective tax rates for the three months ended September 30, 2014 and 2013 were 26.7% and 30.3%, respectively, and were 27.2% and 30.1% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in the effective tax rate for the three months ended September 30, 2014 compared to the same period in the prior year was due to a decrease of income before income taxes. The decrease in the effective tax rate for the nine months ended September 30, 2014 compared to the same period in the prior year was primarily due to a non-cash charge recognized during the period ended March 31, 2013 related to previously recognized tax benefits associated with stock-based awards that were not realized and a decrease of income before income taxes.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

20. Accumulated Other Comprehensive Income

The activity of the components of other comprehensive income and accumulated other comprehensive income for the three months ended September 30, 2014 and 2013 was as follows:

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
September 30, 2014
Unrealized holding losses on available-for-sale securities arising during period	$(105)	36	(69)
Reclassification adjustment for net gains included in net income	(5)	2	(3)

Net unrealized gains on available-for-sale securities	(110)	38	(72)	410	(72)	338
Unrealized holding losses on cash flow hedge derivatives arising during period	(4)	1	(3)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(10)	3	(7)

Net unrealized gains on cash flow hedge derivatives	(14)	4	(10)	22	(10)	12
Reclassification of amounts to net periodic benefit costs	2	(1)	1

Defined benefit pension plans, net	2	(1)	1	(50)	1	(49)

Total	$(122)	41	(81)	382	(81)	301

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
September 30, 2013
Unrealized holding gains on available-for-sale securities arising during period	$106	(37)	69
Reclassification adjustment for net gains included in net income	(5)	1	(4)

Net unrealized gains on available-for-sale securities	101	(36)	65	203	65	268
Unrealized holding gains on cash flow hedge derivatives arising during period	9	(3)	6
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(6)	2	(4)

Net unrealized gains on cash flow hedge derivatives	3	(1)	2	29	2	31
Reclassification of amounts to net periodic benefit costs	3	(1)	2

Defined benefit pension plans, net	3	(1)	2	(83)	2	(81)

Total	$107	(38)	69	149	69	218

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The activity of the components of other comprehensive income and accumulated other comprehensive income for the nine months ended September 30, 2014 and 2013 was as follows:

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
September 30, 2014
Unrealized holding gains on available-for-sale securities arising during period	$357	(124)	233
Reclassification adjustment for net gains included in net income	(25)	9	(16)

Net unrealized gains on available-for-sale securities	332	(115)	217	121	217	338
Unrealized holding gains on cash flow hedge derivatives arising during period	30	(11)	19
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(31)	11	(20)

Net unrealized gains on cash flow hedge derivatives	(1)	—	(1)	13	(1)	12
Reclassification of amounts to net periodic benefit costs	5	(2)	3

Defined benefit pension plans, net	5	(2)	3	(52)	3	(49)

Total	$336	(117)	219	82	219	301

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
September 30, 2013
Unrealized holding losses on available-for-sale securities arising during period	$(274)	96	(178)
Reclassification adjustment for net losses included in net income	53	(19)	34

Net unrealized gains on available-for-sale securities	(221)	77	(144)	412	(144)	268
Unrealized holding gains on cash flow hedge derivatives arising during period	8	(3)	5
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(37)	13	(24)

Net unrealized gains on cash flow hedge derivatives	(29)	10	(19)	50	(19)	31
Reclassification of amounts to net periodic benefit costs	9	(3)	6

Defined benefit pension plans, net	9	(3)	6	(87)	6	(81)

Total	$(241)	84	(157)	375	(157)	218

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of accumulated other comprehensive income:

Components of AOCI: ($ in millions)	Affected Line Item in the Condensed Consolidated Statements of Income	For the three months ended September 30,		For the nine months ended September 30,
		2014	2013	2014	2013
Net unrealized gains on available-for-sale securities: (b)
Net gains (losses) included in net income	Securities gains, net	$5	5	25	(53)

	Income before income taxes	5	5	25	(53)
	Applicable income tax expense	(2)	(1)	(9)	19

	Net income	3	4	16	(34)

Net unrealized gains on cash flow hedge derivatives: (b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	10	6	31	38
Interest rate contracts related to long-term debt	Interest on long-term debt	—	—	—	(1)

	Income before income taxes	10	6	31	37
	Applicable income tax expense	(3)	(2)	(11)	(13)

	Net income	7	4	20	24

Net periodic benefit costs: (b)
Amortization of net actuarial loss	Employee benefits expense(a)	(2)	(3)	(5)	(9)

	Income before income taxes	(2)	(3)	(5)	(9)
	Applicable income tax expense	1	1	2	3

	Net income	(1)	(2)	(3)	(6)

Total reclassifications for the period	Net income	$9	6	33	(16)

(a)	This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013 for information on the computation of net periodic benefit cost.
(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

21. Earnings Per Share

The calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share were as follows:

	2014			2013
For the three months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$340			421
Dividends on preferred stock	12			—

Net income available to common shareholders	328			421
Less: Income allocated to participating securities	3			3

Net income allocated to common shareholders	$325	829	0.39	418	880	0.47

Earnings per diluted share:
Net income available to common shareholders	$328			421
Effect of dilutive securities:
Stock-based awards	—	9		—	8

Net income available to common shareholders	328			421
plus assumed conversions
Less: Income allocated to participating securities	3			3

Net income allocated to common shareholders plus assumed conversions	$325	838	0.39	418	888	0.47

	2014			2013
For the nine months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$1,096			1,433
Dividends on preferred stock	44			18

Net income available to common shareholders	1,052			1,415
Less: Income allocated to participating securities	8			10

Net income allocated to common shareholders	$1,044	838	1.25	1,405	870	1.62

Earnings per diluted share:
Net income available to common shareholders	$1,052			1,415
Effect of dilutive securities:
Stock-based awards	—	10		—	7
Series G convertible preferred stock	—	—		18	24

Net income available to common shareholders	1,052			1,433
plus assumed conversions
Less: Income allocated to participating securities	8			10

Net income allocated to common shareholders plus assumed conversions	$1,044	848	1.23	1,423	901	1.58

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three and nine months ended September 30, 2014 excludes 13 million and 11 million, respectively, of stock appreciation rights and an immaterial amount of stock options. The diluted earnings per share computation for the three and nine months ended September 30, 2013 excludes 24 million and 25 million, respectively, of stock appreciation rights. The diluted earnings per share computation excludes an immaterial amount of stock options for the three months ended September 30, 2013 and 1 million of stock options for the nine months ended September 30, 2013.

The diluted earnings per share computation for the three and nine months ended September 30, 2014 excludes the impact of the forward contract related to the July 24, 2014 accelerated share repurchase transaction. Based upon the average daily volume weighted average price of the Bancorp’s common stock during the third quarter of 2014, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of September 30, 2014, and thus the impact of the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

The diluted earnings per share computation for the three and nine months ended September 30, 2013 excludes the impact of the forward contract related to the May 21, 2013 accelerated share repurchase transaction. Based upon the average daily volume weighted average price of the Bancorp’s common stock during the third quarter of 2013, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of September 30, 2013, and thus the impact of the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using
September 30, 2014 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and federal agencies	$123	1,616	—	1,739
Obligations of states and political subdivisions	—	193	—	193
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	13,060	—	13,060
Agency commercial mortgage-backed securities	—	4,255	—	4,255
Non-agency commercial mortgage-backed securities	—	1,569	—	1,569
Asset-backed securities and other debt securities	—	1,370	—	1,370
Equity securities(a)	84	42	—	126

Available-for-sale securities(a)	207	22,105	—	22,312
Trading securities:
U.S. Treasury and federal agencies	—	14	—	14
Obligations of states and political subdivisions	—	31	1	32
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	9	—	9
Asset-backed securities and other debt securities	—	19	—	19
Equity securities	315	—	—	315

Trading securities	315	73	1	389
Residential mortgage loans held for sale	—	579	—	579
Residential mortgage loans(b)	—	—	109	109
Derivative assets:
Interest rate contracts	1	767	10	778
Foreign exchange contracts	—	313	—	313
Equity contracts	—	—	358	358
Commodity contracts	12	71	—	83

Derivative assets	13	1,151	368	1,532

Total assets	$535	23,908	478	24,921

Liabilities:
Derivative liabilities:
Interest rate contracts	$2	281	3	286
Foreign exchange contracts	—	258	—	258
Equity contracts	—	—	53	53
Commodity contracts	8	72	—	80

Derivative liabilities	10	611	56	677
Short positions	26	4	—	30

Total liabilities	$36	615	56	707

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
December 31, 2013 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale securities:
U.S. Treasury and federal agencies	$26	1,644	—	1,670
Obligations of states and political subdivisions	—	192	—	192
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	12,284	—	12,284
Non-agency commercial mortgage-backed securities	—	1,395	—	1,395
Asset-backed securities and other debt securities	—	2,187	—	2,187
Equity securities(a)	89	29	—	118

Available-for-sale securities(a)	115	17,731	—	17,846
Trading securities:
U.S. Treasury and federal agencies	1	4	—	5
Obligations of states and political subdivisions	—	12	1	13
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	3	—	3
Asset-backed securities and other debt securities	—	7	—	7
Equity securities	315	—	—	315

Trading securities	316	26	1	343
Residential mortgage loans held for sale	—	890	—	890
Residential mortgage loans(b)	—	—	92	92
Derivative assets:
Interest rate contracts	13	802	12	827
Foreign exchange contracts	—	276	—	276
Equity contracts	—	—	384	384
Commodity contracts	18	48	—	66

Derivative assets	31	1,126	396	1,553

Total assets	$462	19,773	489	20,724

Liabilities:
Derivative liabilities:
Interest rate contracts	$1	384	4	389
Foreign exchange contracts	—	252	—	252
Equity contracts	—	—	48	48
Commodity contracts	9	56	—	65

Derivative liabilities	10	692	52	754
Short positions	4	4	—	8

Total liabilities	$14	696	52	762

(a)	Excludes FHLB and FRB restricted stock totaling $249 and $351, respectively, at September 30, 2014 and $402 and $349, respectively, at December 31, 2013.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the three and nine months ended September 30, 2014 and for the year ended December 31, 2013, no assets or liabilities were transferred between Level 1 and Level 2.

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include federal agencies, obligations of states and political subdivisions, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities and asset-backed securities and other debt securities. Corporate bonds are included in asset-backed securities and other debt securities in the previous table. Federal agencies, obligations of states and political subdivisions, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities and asset-backed securities and other debt securities are generally valued using a market approach based on observable prices of securities with similar characteristics.

Residential mortgage loans held for sale

For residential mortgage loans held for sale, fair value is estimated based upon mortgage-backed securities prices and spreads to those prices or, for certain ARM loans, DCF models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral and market conditions. The anticipated portfolio composition includes the effect of interest rate spreads and discount rates due to loan characteristics such as the state in which the loan was originated, the loan amount and the ARM margin. Residential

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

mortgage loans held for sale that are valued based on mortgage-backed securities prices are classified within Level 2 of the valuation hierarchy as the valuation is based on external pricing for similar instruments. ARM loans classified as held for sale are also classified within Level 2 of the valuation hierarchy due to the use of observable inputs in the DCF model. These observable inputs include interest rate spreads from agency mortgage-backed securities, market rates and observable discount rates.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using discounted cash flow or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At September 30, 2014 and December 31, 2013, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a warrant associated with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include interest rate lock commitments, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net fair value asset of the interest rate lock commitments at September 30, 2014 was $10 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the interest rate lock commitments of approximately $5 million and $9 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the interest rate lock commitments of approximately $5 million and $10 million, respectively. The decrease in fair value of interest rate lock commitments due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2014 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	99	15	358	473
Total gains or losses (realized/unrealized):
Included in earnings	—	1	18	(57)	(38)
Settlements	—	(3)	(26)	4	(25)
Transfers into Level 3(b)	—	12	—	—	12

Ending balance	$1	109	7	305	422

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2014(c)	$—	1	10	(57)	(46)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2013 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	83	(30)	250	304
Total gains or losses (realized/unrealized):
Included in earnings	—	—	43	5	48
Purchases	—	—	(1)	—	(1)
Settlements	—	(5)	9	3	7
Transfers into Level 3(b)	—	11	—	—	11

Ending balance	$1	89	21	258	369

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2013(c)	$—	—	22	5	27

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2014 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	92	8	336	437
Total gains or losses (realized/unrealized):
Included in earnings	—	3	94	(45)	52
Settlements	—	(10)	(95)	14	(91)
Transfers into Level 3(b)	—	24	—	—	24

Ending balance	$1	109	7	305	422

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2014(c)	$—	3	10	(45)	(32)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2013 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	76	57	144	$278
Total gains or losses (realized/unrealized):
Included in earnings	—	(1)	42	102	143
Purchases	—	—	(1)	—	(1)
Settlements	—	(12)	(77)	12	(77)
Transfers into Level 3(b)	—	26	—	—	26

Ending balance	$1	89	21	258	$369

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2013(c)	$—	(1)	45	102	$146

(a)	Net interest rate derivatives include derivative assets and liabilities of $10 and $3, respectively, as of September 30, 2014 and $25 and $4, respectively, as of September 30, 2013. Net equity derivatives include derivative assets and liabilities of $358 and $53, respectively, as of September 30, 2014, and $293 and $35, respectively, as of September 30, 2013.
(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Mortgage banking net revenue	$19	43	96	40
Corporate banking revenue	—	—	1	1
Other noninterest income	(57)	5	(45)	102

Total (losses) gains	$(38)	48	52	143

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at September 30, 2014 and 2013 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2014	2013	2014	2013
Mortgage banking net revenue	$11	22	13	43
Corporate banking revenue	—	—	—	1
Other noninterest income	(57)	5	(45)	102

Total (losses) gains	$(46)	27	(32)	146

The following tables present information as of September 30, 2014 and 2013 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a recurring basis:

As of September 30, 2014 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$109	Loss rate model	Interest rate risk factor Credit risk factor	(11.0) - 18.5% 0 - 58.6%	4.5% 1.7%

IRLCs, net	10	Discounted cash flow	Loan closing rates	4.0 - 95.0%	65.0%

Stock warrant associated with Vantiv Holding, LLC	358	Black-Scholes option valuation model	Expected term (years) Expected volatility(a) Expected dividend rate	2.0 - 14.8 23.0 - 32.0% —	6.0 26.6% —

Swap associated with the sale of Visa, Inc. Class B shares	(53)	Discounted cash flow	Timing of the resolution of the Covered Litigation	6/30/15 - 12/31/2019	NM
			Proportional share of litigation loss estimate in excess of escrow funds	$17	$17

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2013 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$89	Loss rate model	Interest rate risk factor Credit risk factor	(19.9) - 12.2% 0 - 56.4%	3.5% 3.3%

IRLCs, net	24	Discounted cash flow	Loan closing rates	3.1 - 97.2%	66.4%

Stock warrant associated with Vantiv Holding, LLC	293	Black-Scholes option valuation model	Expected term (years) Expected volatility(a) Expected dividend rate	2.00 - 15.8 21.0 - 33.4% —	5.1 27.8% —

Swap associated with the sale of Visa, Inc. Class B shares	(35)	Discounted cash flow	Timing of the resolution of the Covered Litigation	3/31/2014 - 3/31/2017	NM

(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent those assets that were subject to fair value adjustments during the three and nine months ended September 30, 2014 and 2013 and still held as of the end of the period, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period:

	Fair Value Measurements Using				Total (Losses) Gains	Total Losses
As of September 30, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2014	For the nine months ended September 30, 2014
Commercial loans held for sale(a)	$—	—	25	25	(5)	(7)
Commercial and industrial loans	—	—	387	387	(135)	(259)
Commercial mortgage loans	—	—	49	49	(8)	(25)
Commercial construction loans	—	—	4	4	—	—
MSRs	—	—	933	933	21	(7)
OREO	—	—	77	77	(3)	(22)
Bank premises	—	—	4	4	—	(18)

Total	$—	—	1,479	1,479	(130)	(338)

	Fair Value Measurements Using				Total Losses	Total (Losses) Gains
As of September 30, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Commercial loans held for sale(a)	$—	—	—	—	—	(5)
Commercial and industrial loans	—	—	431	431	(103)	(134)
Commercial mortgage loans	—	—	63	63	(9)	(34)
Commercial construction loans	—	—	3	3	(4)	(6)
Commercial leases	—	—	1	1	—	—
MSRs	—	—	915	915	(1)	150
OREO	—	—	109	109	(8)	(37)

Total	$—	—	1,522	1,522	(125)	(66)

(a)	Includes commercial nonaccrual loans held for sale.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of September 30, 2014 and 2013 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of September 30, 2014 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$25	Appraised value	Appraised value	NM	NM
			Cost to sell	NM	10.0%

Commercial and industrial loans	387	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	49	Appraised value	Collateral value	NM	NM

Commercial construction loans	4	Appraised value	Collateral value	NM	NM

MSRs	933	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 10.8% (Adjustable) 26.0%
			Discount rates	9.6 - 13.2%	(Fixed) 9.9% (Adjustable) 11.8%

OREO	77	Appraised value	Appraised value	NM	NM

Bank premises	4	Appraised value	Appraised value	NM	NM

As of September 30, 2013 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$—	Appraised value	Appraised value	NM	NM
			Cost to sell	NM	10.0%

Commercial and industrial loans	431	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	63	Appraised value	Collateral value	NM	NM

Commercial construction loans	3	Appraised value	Collateral value	NM	NM

Commercial leases	1	Appraised value	Collateral value	NM	NM

MSRs	915	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 11.4% (Adjustable) 25.7%
			Discount rates	9.4 - 18.0%	(Fixed) 10.4% (Adjustable) 11.6%

OREO	109	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

The Bancorp transferred $8 million and $10 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value during the three and nine months ended September 30, 2014, respectively. The Bancorp transferred $5 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at fair value during the nine months ended September 30, 2013 and no loans were transferred from the portfolio to loans held for sale during the three months ended September 30, 2013. There were $4 million in fair value adjustments taken on these loans for the three months ended September 30, 2014 and $5 million in fair value adjustments during the nine months ended September 30, 2014. These loans had no fair value adjustments during the three months ended September 30, 2013 and $4 million during the nine months ended September 30, 2013. The fair value adjustments were generally based on appraisals of the underlying collateral and were, therefore, classified within Level 3 of the valuation hierarchy. Additionally, fair value adjustments on existing loans held for sale were $1 million and $2 million for the three and nine months ended September 30, 2014, respectively, and immaterial and $1 million for the three and nine months ended September 30, 2013, respectively. The fair value adjustments were also based on appraisals of the underlying collateral. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement.

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

Commercial loans held for investment

During the three and nine months ended September 30, 2014 and 2013, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage, and commercial construction loans held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table. Commercial Credit Risk, which reports to the Chief Risk and Credit Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

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

OREO

During the three and nine months ended September 30, 2014 and 2013, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses are primarily due to declines in real estate values of the properties recorded in OREO. These losses include $3 million and $9 million in losses, recorded as charge-offs, on new OREO properties transferred from loans during the three and nine months ended September 30, 2014, respectively, and $3 million and $17 million for the three and nine months ended September 30, 2013, respectively. These losses also include an immaterial amount and $13 million in losses for the three and nine months ended September 30, 2014, respectively, and $5 million and $20 million in losses for the three and nine months ended September 30, 2013, respectively, recorded as negative fair value adjustments on OREO in other noninterest income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Bank Premises

The Bancorp monitors consumer preferences for banking interactions and related customer behavior patterns in an effort to ensure that its retail distribution network is both responsive to such trends and efficient. As part of this ongoing assessment, the Bancorp determined that certain components of its Bank Premises would no longer be held for or used for their intended purposes and therefore these properties were written down to their lower of cost or market value. At least annually thereafter, the Bancorp will review these properties for market fluctuations. The fair value amounts were generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. For further information, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

Fair value changes recognized in earnings for instruments held at September 30, 2014 and 2013 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $23 million for the three and nine months ended September 30, 2014 and included gains of $56 million for the three and nine months ended September 30, 2013. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $2 million at September 30, 2014 and December 31, 2013. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2014
Residential mortgage loans measured at fair value	$688	665	23
Past due loans of 90 days or more	2	2	—
Nonaccrual loans	2	2	—

December 31, 2013
Residential mortgage loans measured at fair value	982	962	20
Past due loans of 90 days or more	1	2	(1)
Nonaccrual loans	2	2	—

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of September 30, 2014 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,125	3,125	—	—	3,125
Other securities	600	—	600	—	600
Held-to-maturity securities	191	—	—	191	191
Other short-term investments	3,637	3,637	—	—	3,637
Loans held for sale	62	—	—	62	62
Portfolio loans and leases:
Commercial and industrial loans	40,372	—	—	41,228	41,228
Commercial mortgage loans	7,414	—	—	7,017	7,017
Commercial construction loans	1,687	—	—	1,408	1,408
Commercial leases	3,506	—	—	3,230	3,230
Residential mortgage loans	12,668	—	—	12,243	12,243
Home equity	8,896	—	—	8,999	8,999
Automobile loans	12,091	—	—	11,817	11,817
Credit card	2,216	—	—	2,475	2,475
Other consumer loans and leases	350	—	—	362	362
Unallocated allowance for loan and lease losses	(99)	—	—	—	—

Total portfolio loans and leases, net	$89,101	—	—	88,779	88,779

Financial liabilities:
Deposits	$97,292	—	97,296	—	97,296
Federal funds purchased	148	148	—	—	148
Other short-term borrowings	2,730	—	2,733	—	2,733
Long-term debt	14,336	14,405	584	—	14,989

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2013 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,178	3,178	—	—	3,178
Other securities	751	—	751	—	751
Held-to-maturity securities	208	—	—	208	208
Other short-term investments	5,116	5,116	—	—	5,116
Loans held for sale	54	—	—	54	54
Portfolio loans and leases:
Commercial and industrial loans	38,549	—	—	39,804	39,804
Commercial mortgage loans	7,854	—	—	7,430	7,430
Commercial construction loans	1,013	—	—	856	856
Commercial leases	3,572	—	—	3,261	3,261
Residential mortgage loans	12,399	—	—	11,541	11,541
Home equity	9,152	—	—	9,181	9,181
Automobile loans	11,961	—	—	11,748	11,748
Credit card	2,202	—	—	2,380	2,380
Other consumer loans and leases	348	—	—	361	361
Unallocated allowance for loan and lease losses	(110)	—	—	—	—

Total portfolio loans and leases, net	$86,940	—	—	86,562	86,562

Financial liabilities:
Deposits	$99,275	—	99,288	—	99,288
Federal funds purchased	284	284	—	—	284
Other short-term borrowings	1,380	—	1,380	—	1,380
Long-term debt	9,633	9,645	577	—	10,222

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

The results of operations and financial position for the three and nine months ended September 30, 2013 were adjusted to reflect the transfer of certain customers and Bancorp employees from Branch Banking to Commercial Banking, effective January 1, 2014. In addition, the prior year balances were adjusted to reflect a change in internal allocation methodology.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Results of operations and assets by segment for the three and nine months ended September 30, 2014 and 2013 are:

					General
	Commercial	Branch	Consumer	Investment	Corporate
($ in millions)	Banking	Banking	Lending	Advisors	and Other	Eliminations		Total
Three months ended September 30, 2014
Net interest income	$418	389	64	30	2	—		903
Provision for loan and lease losses	47	50	17	1	(44)	—		71

Net interest income after provision for loan and lease losses	371	339	47	29	46	—		832
Noninterest income:
Service charges on deposits	72	73	—	—	—	—		145
Corporate banking revenue	98	2	—	—	—	—		100
Investment advisory revenue	1	40	—	101	(1)	(38	)(a)	103
Mortgage banking net revenue	—	1	60	—	—	—		61
Card and processing revenue	16	58	—	1	—	—		75
Other noninterest income	31	20	10	—	(28)	—		33
Securities gains, net	—	—	—	—	3	—		3
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	—	—	—	—		—

Total noninterest income	218	194	70	102	(26)	(38)		520
Noninterest expense:
Salaries, wages and incentives	63	106	23	33	132	—		357
Employee benefits	10	29	7	6	23	—		75
Net occupancy expense	6	47	2	2	21	—		78
Technology and communications	2	1	1	—	49	—		53
Card and processing expense	2	35	—	—	—	—		37
Equipment expense	3	15	—	—	12	—		30
Other noninterest expense	236	160	82	70	(252)	(38)		258

Total noninterest expense	322	393	115	111	(15)	(38)		888

Income before income taxes	267	140	2	20	35	—		464
Applicable income tax expense	50	49	1	7	17	—		124

Net income	217	91	1	13	18	—		340
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—		—

Net income attributable to Bancorp	217	91	1	13	18	—		340
Dividends on preferred stock	—	—	—	—	12	—		12

Net income available to common shareholders	$217	91	1	13	6	—		328

Total goodwill	$613	1,655	—	148	—	—		2,416

Total assets	$56,496	49,552	22,631	9,856	(4,347)	—		134,188

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

					General
	Commercial	Branch	Consumer	Investment	Corporate
($ in millions)	Banking	Banking	Lending	Advisors	and Other	Eliminations		Total
Three months ended September 30, 2013
Net interest income	$401	347	76	38	31	—		893
Provision for loan and lease losses	39	50	20	—	(58)	—		51

Net interest income after provision for loan and lease losses	362	297	56	38	89	—		842
Noninterest income:
Service charges on deposits	67	72	—	1	—	—		140
Corporate banking revenue	100	2	—	1	(1)	—		102
Investment advisory revenue	2	35	—	95	—	(35	)(a)	97
Mortgage banking net revenue	—	3	118	—	—	—		121
Card and processing revenue	16	52	—	1	—	—		69
Other noninterest income	31	23	11	1	119	—		185
Securities gains, net	—	—	2	—	—	—		2
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	5	—	—	—		5

Total noninterest income	216	187	136	99	118	(35)		721
Noninterest expense:
Salaries, wages and incentives	63	106	40	33	147	—		389
Employee benefits	11	29	9	6	28	—		83
Net occupancy expense	6	46	2	2	19	—		75
Technology and communications	4	1	—	—	47	—		52
Card and processing expense	3	30	—	—	—	—		33
Equipment expense	1	15	—	—	13	—		29
Other noninterest expense	226	167	117	66	(243)	(35)		298

Total noninterest expense	314	394	168	107	11	(35)		959

Income before income taxes	264	90	24	30	196	—		604
Applicable income tax expense	48	31	9	10	85	—		183

Net income	216	59	15	20	111	—		421
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—		—

Net income attributable to Bancorp	216	59	15	20	111	—		421
Dividends on preferred stock	—	—	—	—	—	—		—

Net income available to common shareholders	$216	59	15	20	111	—		421

Total goodwill	$613	1,655	—	148	—	—		2,416

Total assets	$53,212	46,359	23,015	9,182	(6,095)	—		125,673

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

						General
	Commercial	Branch		Consumer	Investment	Corporate
($ in millions)	Banking	Banking		Lending	Advisors	and Other	Eliminations		Total
Nine months ended September 30, 2014
Net interest income	$1,231	1,152		193	90	31	—		2,697
Provision for loan and lease losses	184	142		55	3	(168)	—		216

Net interest income after provision for loan
and lease losses	1,047	1,010		138	87	199	—		2,481
Noninterest income:
Service charges on deposits	214	202		—	2	—	—		418
Corporate banking revenue	311	3		—	1	(4)	—		311
Investment advisory revenue	2	115		—	300	—	(110	)(a)	307
Mortgage banking net revenue	—	3		244	1	—	—		248
Card and processing revenue	48	167		—	3	—	—		218
Other noninterest income	72	43	(b)	33	1	151	—		300
Securities gains, net	—	—		—	—	18	—		18
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—		—	—	—	—		—

Total noninterest income	647	533		277	308	165	(110)		1,820
Noninterest expense:
Salaries, wages and incentives	192	316		74	101	400	—		1,083
Employee benefits	38	91		22	21	83	—		255
Net occupancy expense	19	140		6	7	64	—		236
Technology and communications	8	3		2	—	145	—		158
Card and processing expense	6	98		—	—	—	—		104
Equipment expense	7	45		—	—	38	—		90
Other noninterest expense	716	474		341	204	(759)	(110)		866

Total noninterest expense	986	1,167		445	333	(29)	(110)		2,792

Income (loss) before income taxes	708	376		(30)	62	393	—		1,509
Applicable income tax expense (benefit)	114	133		(11)	22	153	—		411

Net income (loss)	594	243		(19)	40	240	—		1,098
Less: Net income attributable to noncontrolling interests	—	—		—	—	2	—		2

Net income (loss) attributable to Bancorp	594	243		(19)	40	238	—		1,096
Dividends on preferred stock	—	—		—	—	44	—		44

Net income (loss) available to common shareholders	$594	243		(19)	40	194	—		1,052

Total goodwill	$613	1,655		—	148	—	—		2,416

Total assets	$56,496	49,552		22,631	9,856	(4,347)	—		134,188

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes an impairment charge of $18 for branches and land. For more information refer to Note 7 and Note 22 of the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

					General
	Commercial	Branch	Consumer	Investment	Corporate
($ in millions)	Banking	Banking	Lending	Advisors	and Other	Eliminations		Total
Nine months ended September 30, 2013
Net interest income	$1,172	1,002	246	109	132	—		2,661
Provision for loan and lease losses	122	156	71	1	(174)	—		176

Net interest income after provision for loan and lease losses	1,050	846	175	108	306	—		2,485
Noninterest income:
Service charges on deposits	198	207	—	2	—	—		407
Corporate banking revenue	300	5	—	2	—	—		307
Investment advisory revenue	4	110	—	289	—	(108	)(a)	295
Mortgage banking net revenue	—	10	563	1	—	—		574
Card and processing revenue	46	152	—	3	—	—		201
Other noninterest income	71	66	37	8	526	—		708
Securities gains, net	—	—	2	—	17	—		19
Securities gains, net - non-qualifying hedges on mortgage servicing rights	—	—	13	—	—	—		13

Total noninterest income	619	550	615	305	543	(108)		2,524
Noninterest expense:
Salaries, wages and incentives	195	321	148	100	429	—		1,193
Employee benefits	40	93	34	20	93	—		280
Net occupancy expense	19	137	6	7	61	—		230
Technology and communications	8	3	1	—	139	—		151
Card and processing expense	6	91	—	—	—	—		97
Equipment expense	3	43	1	—	38	—		85
Other noninterest expense	640	488	366	217	(667)	(108)		936

Total noninterest expense	911	1,176	556	344	93	(108)		2,972

Income before income taxes	758	220	234	69	756	—		2,037
Applicable income tax expense	130	77	83	24	299	—		613

Net income	628	143	151	45	457	—		1,424
Less: Net income attributable to noncontrolling interests	—	—	—	—	(9)	—		(9)

Net income attributable to Bancorp	628	143	151	45	466	—		1,433
Dividends on preferred stock	—	—	—	—	18	—		18

Net income available to common shareholders	$628	143	151	45	448	—		1,415

Total goodwill	$613	1,655	—	148	—	—		2,416

Total assets	$53,212	46,359	23,015	9,182	(6,095)	—		125,673

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

24. Subsequent Events

On October 20, 2014, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 8,337,875 shares, or approximately $180 million, of its outstanding common stock on October 23, 2014. The Bancorp repurchased the shares of its common stock as part of its Board approved 100 million share repurchase program previously announced on March 18, 2014. The Bancorp expects the settlement of the transaction to occur on or before January 21, 2015.

On October 29, 2014, the Bancorp transferred approximately $1.0 billion in fixed-rate consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. The primary purposes for which the VIE was created were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIE and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIE that could potentially be significant to the VIE. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE. As a result, the Bancorp concluded that it is the primary beneficiary of the VIE and, therefore, will consolidate this VIE in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014. The assets of the VIE are restricted to the settlement of the notes and other obligations of the VIE. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 17 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the third quarter of 2014 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the third quarter of 2014.

Defaults Upon Senior Securities (Item 3)

None.

Mine Safety Disclosures (Item 4)

Not applicable.

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

3.2	Code of Regulations of Fifth Third Bancorp as Amended as of September 15, 2014. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 17, 2014.

10.1	Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated July 21, 2014 between Fifth Third Bancorp and Morgan Stanley & Co. LLC.**

10.2	Executive Agreement effective August 19, 2014, between Fifth Third Bancorp and Chad Borton.*

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail.

*	Denotes management contract or compensatory plan or arrangement.
**	An application for confidential treatment for selected portions of this exhibit has been filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: November 7, 2014	/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and Chief Financial Officer