Form 10-K
period 2014-12-31
FIFTH THIRD BANCORP
filed 2015-02-25
CIK 35527

2014 ANNUAL REPORT

FINANCIAL CONTENTS

Notes to Consolidated Financial Statements
Summary of Significant Accounting and Reporting Policies	90	Commitments, Contingent Liabilities and Guarantees	130
Supplemental Cash Flow Information	100	Legal and Regulatory Proceedings	134
Restrictions on Cash and Dividends	100	Related Party Transactions	136
Securities	101	Income Taxes	137
Loans and Leases	103	Retirement and Benefit Plans	138
Credit Quality and the Allowance for Loan and Lease Losses	104	Accumulated Other Comprehensive Income	143
Bank Premises and Equipment	113	Common, Preferred and Treasury Stock	145
Goodwill	114	Stock-Based Compensation	147
Intangible Assets	115	Other Noninterest Income and Other Noninterest Expense	151
Variable Interest Entities	116	Earnings Per Share	152
Sales of Receivables and Servicing Rights	119	Fair Value Measurements	153
Derivative Financial Instruments	121	Certain Regulatory Requirements and Capital Ratios	164
Offsetting Derivative Financial Instruments	126	Parent Company Financial Statements	165
Other Assets	126	Business Segments	167
Short-Term Borrowings	127	Subsequent Event	170
Long-Term Debt	128

Annual Report on Form 10-K	171
Consolidated Ten Year Comparison	187
Directors and Officers	188
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

ALCO: Asset Liability Management Committee	GSE: Government Sponsored Enterprise
ALLL: Allowance for Loan and Lease Losses	HAMP: Home Affordable Modification Program
AML: Anti-Money Laundering	HARP: Home Affordable Refinance Program
AOCI: Accumulated Other Comprehensive Income	HFS: Held for Sale
ARM: Adjustable Rate Mortgage	HQLA: High Quality Liquid Assets
ATM: Automated Teller Machine	IPO: Initial Public Offering
BCBS: Basel Committee on Banking Supervision	IRC: Internal Revenue Code
BHC: Bank Holding Company	IRLC: Interest Rate Lock Commitment
BHCA: Bank Holding Company Act	IRS: Internal Revenue Service
BOLI: Bank Owned Life Insurance	ISDA: International Swaps and Derivatives Association, Inc.
BPO: Broker Price Opinion	LCR: Liquidity Coverage Ratio
bps: Basis points	LIBOR: London Interbank Offered Rate
BSA: Bank Secrecy Act	LLC: Limited Liability Company
CCAR: Comprehensive Capital Analysis and Review	LTV: Loan-to-Value
CDC: Fifth Third Community Development Corporation	MD&A: Management’s Discussion and Analysis of Financial
CFPB: United States Consumer Financial Protection Bureau	Condition and Results of Operations
CFTC: Commodity Futures Trading Commission	MSR: Mortgage Servicing Right
C&I: Commercial and Industrial	N/A: Not Applicable
CPP: Capital Purchase Program	NASDAQ: National Association of Securities Dealers Automated Quotations
CRA: Community Reinvestment Act
DCF: Discounted Cash Flow	NII: Net Interest Income
DFA: Dodd-Frank Act	NM: Not Meaningful
DIF: Deposit Insurance Fund	NSFR: Net Stable Funding Ratio
ERISA: Employee Retirement Income Security Act	OCC: Office of the Comptroller of the Currency
ERM: Enterprise Risk Management	OCI: Other Comprehensive Income
ERMC: Enterprise Risk Management Committee	OREO: Other Real Estate Owned
EVE: Economic Value of Equity	OTTI: Other-Than-Temporary Impairment
FASB: Financial Accounting Standards Board	PMI: Private Mortgage Insurance
FDIA: Federal Deposit Insurance Act	RSAs: Restricted Stock Awards
FDIC: Federal Deposit Insurance Corporation	SARs: Stock Appreciation Rights
FHA: Federal Housing Administration	SBA: Small Business Administration
FHLB: Federal Home Loan Bank	SEC: United States Securities and Exchange Commission
FHLMC: Federal Home Loan Mortgage Corporation	TARP: Troubled Asset Relief Program
FICO: Fair Isaac Corporation (credit rating)	TBA: To Be Announced
FNMA: Federal National Mortgage Association	TDR: Troubled Debt Restructuring
FRB: Federal Reserve Bank	TruPS: Trust Preferred Securities
FSOC: Financial Stability Oversight Council	U.S.: United States of America
FTAM: Fifth Third Asset Management, Inc.	U.S. GAAP: United States Generally Accepted Accounting
FTE: Fully Taxable Equivalent	Principles
FTP: Funds Transfer Pricing	VA: Department of Veterans Affairs
FTS: Fifth Third Securities	VIE: Variable Interest Entity
GDP: Gross Domestic Product	VRDN: Variable Rate Demand Note
GNMA: Government National Mortgage Association

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

TABLE 1: SELECTED FINANCIAL DATA
For the years ended December 31 ($ in millions, except for per share data)	2014	2013	2012	2011	2010
Income Statement Data
Net interest income(a)	$3,600	3,581	3,613	3,575	3,622
Noninterest income	2,473	3,227	2,999	2,455	2,729
Total revenue(a)	6,073	6,808	6,612	6,030	6,351
Provision for loan and lease losses	315	229	303	423	1,538
Noninterest expense	3,709	3,961	4,081	3,758	3,855
Net income attributable to Bancorp	1,481	1,836	1,576	1,297	753
Net income available to common shareholders	1,414	1,799	1,541	1,094	503
Common Share Data
Earnings per share, basic	$1.68	2.05	1.69	1.20	0.63
Earnings per share, diluted	1.66	2.02	1.66	1.18	0.63
Cash dividends per common share	0.51	0.47	0.36	0.28	0.04
Book value per share	17.35	15.85	15.10	13.92	13.06
Market value per share	20.38	21.03	15.20	12.72	14.68
Financial Ratios (%)
Return on average assets	1.12%	1.48	1.34	1.15	0.67
Return on average common equity	10.0	13.1	11.6	9.0	5.0
Return on average tangible common equity(b)	12.2	16.0	14.3	11.4	7.0
Dividend payout ratio	30.3	22.9	21.3	23.3	6.3
Average Total Bancorp shareholders’ equity as a percent of average assets	11.59	11.56	11.65	11.41	12.22
Tangible common equity(b)	8.43	8.63	8.83	8.68	7.04
Net interest margin(a)	3.10	3.32	3.55	3.66	3.66
Efficiency(a)	61.1	58.2	61.7	62.3	60.7
Credit Quality
Net losses charged-off	$575	501	704	1,172	2,328
Net losses charged-off as a percent of average portfolio loans and leases	0.64%	0.58	0.85	1.49	3.02
ALLL as a percent of portfolio loans and leases	1.47	1.79	2.16	2.78	3.88
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.62	1.97	2.37	3.01	4.17
Nonperforming assets as a percent of portfolio loans, leases and other assets, including other real estate owned(d)	0.82	1.10	1.49	2.23	2.79
Average Balances
Loans and leases, including held for sale	$91,127	89,093	84,822	80,214	79,232
Total securities and other short-term investments	24,866	18,861	16,814	17,468	19,699
Total assets	131,943	123,732	117,614	112,666	112,434
Transaction deposits(e)	89,715	82,915	78,116	72,392	65,662
Core deposits(f)	93,477	86,675	82,422	78,652	76,188
Wholesale funding(g)	19,188	17,797	16,978	16,939	18,917
Bancorp shareholders’ equity	15,290	14,302	13,701	12,851	13,737
Regulatory Capital Ratios (%)
Tier I risk-based capital	10.83%	10.43	10.69	12.00	13.89
Total risk-based capital	14.33	14.17	14.47	16.19	18.08
Tier I leverage	9.66	9.73	10.15	11.25	12.79
Tier I common equity(b)	9.65	9.45	9.54	9.41	7.48
(a)	Amounts presented on a FTE basis. The FTE adjustment for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 was $21, $20, $18, $18 and $18, respectively.
(b)

The return on average tangible common equity, tangible common equity and Tier I common equity ratios are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

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

15  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At December 31, 2014, the Bancorp had $138.7 billion in assets, operated 15 affiliates with 1,302 full-service Banking Centers, including 101 Bank Mart® locations open seven days a week inside select grocery stores, and 2,638 ATMs in 12 states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has an approximate 23% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $394 million as of December 31, 2014.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2014, net interest income, on a FTE basis, and noninterest income provided 59% and 41% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the United States. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Bancorp’s Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from service charges on deposits, corporate banking revenue, investment advisory revenue, mortgage banking net revenue, card and processing revenue and other noninterest income. Noninterest expense is primarily driven by personnel costs, net occupancy expenses, technology and communication costs and other noninterest expense.

Vantiv, Inc. Share Sale

The Bancorp’s ownership position in Vantiv Holding, LLC was reduced in the second quarter of 2014 when the Bancorp sold an approximate three percent interest and recognized a $125 million gain. The Bancorp’s remaining approximate 23% ownership in Vantiv Holding, LLC was accounted for as an equity method investment in the Bancorp’s Consolidated Financial Statements and had a carrying value of $394 million as of December, 31, 2014. For more information, refer to Note 19 of the Notes to Consolidated Financial Statements.

Accelerated Share Repurchase Transactions

During 2013 and 2014, the Bancorp entered into a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares to be delivered at settlement was or will be based generally on a discount to the average daily volume-weighted average price of the Bancorp’s common stock during the term of the Repurchase Agreement. For more information on the accounting for these instruments, refer to Note 23 of the Notes to Consolidated Financial Statements. For a summary of all accelerated share repurchase transactions entered into or settled during 2013 and 2014 refer to Table 2. For further information on a subsequent event related to capital actions refer to Note 31 of the Notes to Consolidated Financial Statements.

16 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 2: SUMMARY OF ACCELERATED SHARE REPURCHASE TRANSACTIONS
Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
November 9, 2012	$125	7,710,761	657,914	8,368,675	February 12, 2013
December 19, 2012	100	6,267,410	127,760	6,395,170	February 27, 2013
January 31, 2013	125	6,953,028	849,037	7,802,065	April 5, 2013
May 24, 2013	539	25,035,519	4,270,250	29,305,769	October 1, 2013
November 18, 2013	200	8,538,423	1,132,495	9,670,918	March 5, 2014
December 13, 2013	456	19,084,195	2,294,932	21,379,127	March 31, 2014
January 31, 2014	99	3,950,705	602,109	4,552,814	March 31, 2014
May 1, 2014	150	6,216,480	1,016,514	7,232,994	July 21, 2014
July 24, 2014	225	9,352,078	1,896,685	11,248,763	October 14, 2014
October 23, 2014	180	8,337,875	794,245	9,132,120	January 8, 2015

Preferred Stock Offering

On June 5, 2014, the Bancorp issued in a registered public offering 300,000 depositary shares, representing 12,000 shares of 4.90% fixed-to-floating rate non-cumulative Series J perpetual preferred stock, for net proceeds of $297 million. The Series J preferred shares are not convertible into Bancorp common shares or any other securities. For more information, refer to Note 23 of the Notes to Consolidated Financial Statements.

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

On September 5, 2014, the Bank issued and sold $850 million of 2.875% unsecured senior fixed-rate bank notes, with a maturity of seven years, due on October 1, 2021. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date. For additional information on the senior notes offerings, refer to Note 16 of the Notes to Consolidated Financial Statements.

Automobile Loan Securitizations

In securitization transactions that occurred in 2014, the Bancorp transferred an aggregate amount of approximately $3.8 billion in fixed-rate consumer automobile loans to bankruptcy remote trusts which were deemed to be VIEs. The Bancorp concluded that it is the primary beneficiary of these VIEs and, therefore, has consolidated these VIEs. For additional information on the automobile loan securitizations, refer to Notes 10 and 16 of the Notes to Consolidated Financial Statements.

Legislative Developments

On July 21, 2010, the DFA was signed into federal law. This act implements changes to the financial services industry and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The legislation established the CFPB responsible for implementing and enforcing compliance with consumer financial laws, changes the methodology for determining deposit insurance assessments, gives the FRB the ability to regulate and limit interchange rates charged to merchants for the use of debit cards, enacts new limitations on proprietary trading, broadens the scope of derivative instruments subject to regulation, requires on-going stress tests and the submission of annual capital plans for certain organizations, requires changes to rules governing regulatory capital ratios and requires enhanced liquidity standards.

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

On March 26, 2014, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2014 CCAR. The FRB indicated to the Bancorp that it did not object to the following capital actions for the period beginning April 1, 2014 and ending March 31, 2015:

—	The potential increase in the quarterly common stock dividend to $0.13 per share;
—	The potential repurchase of common shares in an amount up to $669 million;
—	The additional ability to repurchase shares in the amount of any after-tax gains from the sale of Vantiv, Inc. common stock; and
—	The issuance of an additional $300 million in preferred stock.

For more information on the 2014 CCAR results, refer to the Capital Management section of MD&A.

17  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The BHCs that participated in the 2014 CCAR, including the Bancorp, were required to conduct mid-cycle company-run stress tests using data as of March 31, 2014. The stress tests must be based on three BHC defined economic scenarios – baseline, adverse and severely adverse. As required, the Bancorp reported the mid-cycle stress test results to the FRB on July 7, 2014. In addition, the Bancorp published a Form 8-K providing a summary of the results under the severely adverse scenario on September 18, 2014, which is available on Fifth Third’s website at https://www.53.com. These results represented estimates of the Bancorp’s results from the second quarter of 2014 through the second quarter of 2016 under the severely adverse scenario, which is considered highly unlikely to occur.

Fifth Third offers qualified deposit customers a deposit advance product if they choose to avail themselves of this product to meet short-term, small-dollar financial needs. In April of 2013, the CFPB issued a “White Paper” which studied financial services industry offerings and customer use of deposit advance products as well as payday loans and is considering whether rules governing these products are warranted. At the same time, the OCC and FDIC each issued proposed supervisory guidance for public comment to institutions they supervise which supplements existing OCC and FDIC guidance, detailing the principles they expect financial institutions to follow in connection with deposit advance products and supervisory expectations for the use of deposit advance products. The Federal Reserve also issued a statement in April of 2013 to state member banks like Fifth Third for whom the Federal Reserve is the primary regulator. This statement encouraged state member banks to respond to customers’ small-dollar credit needs in a responsible manner; emphasized that they should take into consideration the risks associated with deposit advance products, including potential consumer harm and potential elevated compliance risk; and reminded them that these product offerings must comply with applicable laws and regulations.

Fifth Third’s deposit advance product is designed to fully comply with the applicable federal and state laws and use of this product is subject to strict eligibility requirements and advance restriction guidelines to limit dependency on this product as a borrowing source. The Bancorp’s deposit advance balances are included in other consumer loans and leases in the Bancorp’s Consolidated Balance Sheets and represent substantially all of the revenue reported in interest and fees on other consumer loans and leases in the Bancorp’s Consolidated Statements of Income and in Table 8 in the Statements of Income Analysis section of MD&A. On January 17, 2014, given developments in industry practice, Fifth Third announced that it would no longer enroll new customers in its deposit advance product and expected to phase out the service to existing customers by the end of 2014. To avoid a disruption to its existing customers during the extension period while the banking industry awaits further regulatory guidance on the deposit advance product, on November 3, 2014, Fifth Third announced changes to its current deposit advance product for existing customers beginning January 1, 2015, including a lower transaction fee, an extended repayment period and a reduced maximum advance period. The Bancorp currently expects to continue to offer the service to existing deposit advance customers until further regulatory guidance is provided. The Bancorp currently expects these changes to the deposit advance product to negatively impact net interest income by approximately $100 million in 2015.

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

On December 10, 2013, the banking agencies finalized section 619 of the DFA, known as the Volcker Rule, which became effective April 1, 2014. Though the final rule was effective April 1, 2014, the FRB granted the industry an extension of time until July 21, 2015 to conform certain of its activities related to proprietary trading to comply with the Volcker Rule. In addition, the FRB granted the industry an extension of time until July 21, 2016, and announced its intention to grant a one year extension of the conformance period until July 21, 2017, to conform certain ownership interests in, sponsorship activities of and relationships with private equity or hedge funds as well as holding certain collateralized loan obligations that were in place as of December 31, 2013. It is possible that additional conformance period extensions could be granted either to the entire industry, or, upon request, to requesting banking organizations on a case-by-case basis. The final rule prohibits banks and bank holding companies from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments for their own account. The Volcker Rule also restricts banks and their affiliated entities from owning, sponsoring or having certain relationships with private equity and hedge funds, as well as holding certain collateralized loan obligations that are deemed to contain ownership interests. Exemptions are provided for certain activities such as underwriting, market making, hedging, trading in certain government obligations and organizing and offering a hedge fund or private equity fund. Fifth Third does not sponsor any private equity or hedge funds that, under the final rule, it is prohibited from sponsoring. As of December 31, 2014, the Bancorp held no collateralized loan obligations. As of December 31, 2014, the Bancorp had approximately $165 million in interests and approximately $60 million in binding commitments to invest in private equity funds that are affected by the Volcker Rule. It is expected that over time the Bancorp may need to sell or redeem these investments, however no formal plan to sell has been approved as of December 31, 2014. As a result of the announced conformance period extension, the Bancorp believes it is likely that these investments will be reduced over time in the ordinary course of events before compliance is required.

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

On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the FRB’s rule concerning electronic debit card transaction fees and network

18  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

exclusivity arrangements (the “Current Rule”) that were adopted to implement Section 1075 of the DFA, known as the Durbin Amendment. The Court held that, in adopting the Current Rule, the FRB violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore the Current Rule’s maximum permissible fees were too high. In addition, the Court held that the Current Rule’s network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The Court vacated the Current Rule, but stayed its ruling to provide the FRB an opportunity to replace the invalidated portions. The FRB appealed this decision and on March 21, 2014, the D.C. Circuit Court of Appeals reversed the District Court’s grant of summary judgment and remanded the case for further proceedings in accordance with its opinion. The merchants have filed a petition for writ of certiorari to the U.S. Supreme Court. However, on January 20, 2015, the U.S. Supreme Court declined to hear an appeal of the Circuit Court reversal, thereby largely upholding the Current Rule and substantially reducing uncertainty surrounding debit card interchange fees the Bancorp is permitted to charge. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for further information regarding the Bancorp’s debit card interchange revenue.

19  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 3: CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31 ($ in millions, except per share data)	2014	2013	2012	2011	2010
Interest income (FTE)	$4,051	3,993	4,125	4,236	4,507
Interest expense	451	412	512	661	885
Net interest income (FTE)	3,600	3,581	3,613	3,575	3,622
Provision for loan and lease losses	315	229	303	423	1,538
Net interest income after provision for loan and lease losses (FTE)	3,285	3,352	3,310	3,152	2,084
Noninterest income	2,473	3,227	2,999	2,455	2,729
Noninterest expense	3,709	3,961	4,081	3,758	3,855
Income before income taxes (FTE)	2,049	2,618	2,228	1,849	958
Fully taxable equivalent adjustment	21	20	18	18	18
Applicable income tax expense	545	772	636	533	187
Net income	1,483	1,826	1,574	1,298	753
Less: Net income attributable to noncontrolling interests	2	(10)	(2)	1	-
Net income attributable to Bancorp	1,481	1,836	1,576	1,297	753
Dividends on preferred stock	67	37	35	203	250
Net income available to common shareholders	$1,414	1,799	1,541	1,094	503
Earnings per share - basic	$1.68	2.05	1.69	1.20	0.63
Earnings per share - diluted	1.66	2.02	1.66	1.18	0.63
Cash dividends declared per common share	$0.51	0.47	0.36	0.28	0.04

Earnings Summary

The Bancorp’s net income available to common shareholders for the year ended December 31, 2014 was $1.4 billion, or $1.66 per diluted share, which was net of $67 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2013 was $1.8 billion, or $2.02 per diluted share, which was net of $37 million in preferred stock dividends. Pre-provision net revenue was $2.3 billion and $2.8 billion for the years ended December 31, 2014 and 2013, respectively. Pre-provision net revenue is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section in the MD&A.

Net interest income was $3.6 billion for both the years ended December 31, 2014 and 2013. Net interest income was positively impacted by an increase in average taxable securities of $5.4 billion for the year ended December 31, 2014 coupled with an increase in yields on these securities of 16 bps compared to the prior year. In addition, net interest income also included the benefit of an increase in average loans and leases and a decrease in the rates paid on long-term debt compared to the prior year, partially offset by lower yields on loans and leases and an increase in average long-term debt. The net interest rate spread decreased to 2.94% in 2014 from 3.15% in 2013 primarily due to a 21 bps decrease in yields on average interest-earning assets for the year ended December 31, 2014. Net interest margin was 3.10% and 3.32% for the years ended December 31, 2014 and 2013, respectively.

Noninterest income decreased $754 million, or 23%, in 2014 compared to 2013. The decrease from the prior year was primarily due to decreases in mortgage banking net revenue and other noninterest income. Mortgage banking net revenue decreased $390 million for the year ended December 31, 2014 compared to the prior year primarily due to decreases in origination fees and gains on loan sales and net mortgage servicing revenue. Other noninterest income decreased $429 million compared to the prior year. The decrease included the impact of a gain of $125 million on the sale of Vantiv, Inc. shares in the second quarter of 2014, compared to gains totaling $327 million during the second and third quarters of 2013. The Bancorp recognized gains of $23 million and $9 million associated with a tax receivable agreement with Vantiv, Inc. in the fourth quarter of 2014 and 2013, respectively. Additionally, other noninterest income decreased for the year ended December 31, 2014 compared to 2013 primarily due to decreases in the positive valuation adjustments on the stock warrant associated with Vantiv

Holding, LLC and a decrease in equity method earnings from Vantiv Holding, LLC.

Noninterest expense decreased $252 million, or six percent, in 2014 compared to 2013 primarily due to decreases in total personnel costs and other noninterest expense. Total personnel costs decreased $155 million in 2014 compared to 2013 driven by a decrease in incentive compensation primarily in the mortgage business due to lower production levels and a decrease in base compensation and employee benefits as a result of a decline in the number of full-time equivalent employees. Other noninterest expense decreased $125 million in 2014 compared to 2013 primarily due to decreases in loan and lease expense, FDIC insurance and other taxes, losses and adjustments, marketing expense, debt extinguishment costs and an increase in the benefit from the reserve for unfunded commitments, partially offset by an increase in impairment on affordable housing investments.

Credit Summary

The provision for loan and lease losses was $315 million and $229 million for the years ended December 31, 2014 and 2013, respectively. Net charge-offs as a percent of average portfolio loans and leases increased to 0.64% during 2014 compared to 0.58% during 2013. At December 31, 2014, nonperforming assets as a percent of loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 0.82%, compared to 1.10% at December 31, 2013. For further discussion on credit quality, refer to the Credit Risk Management section in MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the Board of Governors of the Federal Reserve System. As of December 31, 2014, the Tier I risk-based capital ratio was 10.83%, the Tier I leverage ratio was 9.66% and the Total risk-based capital ratio was 14.33%.

20 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

The following are Non-GAAP measures which are important to the reader of the Bancorp’s Consolidated Financial Statements but should be supplemental to primary GAAP measures. The Bancorp considers many factors when determining the adequacy of its liquidity profile, including its LCR as defined by the U.S. Banking Agencies Basel III LCR final rule. Generally, the LCR is designed to ensure banks maintain an adequate level of unencumbered HQLA to satisfy the estimated net cash outflows under a 30-day stress scenario. The Bancorp will be subject to the Modified LCR whereby the net cash outflow under the 30-day stress scenario is multiplied by a factor of 0.7. The final rule is not effective for the Bancorp until January 1, 2016. The Bancorp believes there is no comparable U.S. GAAP financial measure to LCR. The Bancorp believes providing an estimated LCR is important for comparability to other financial institutions. For a further discussion on liquidity management and the LCR, refer to the Liquidity Risk Management section of MD&A.

TABLE 4: Non-GAAP Financial Measures - Liquidity Coverage Ratio
As of ($ in millions)	December 3 2014	1,
High Quality Liquid Assets	$22,162
Estimated net cash outflow	19,831
Estimated Modified LCR	112%

Pre-provision net revenue is net interest income plus noninterest income minus noninterest expense. The Bancorp believes this measure is important because it provides a ready view of the Bancorp’s pre-tax earnings before the impact of provision expense.

The following table reconciles the non-GAAP financial measure of pre-provision net revenue to U.S. GAAP for the years ended December 31:

TABLE 5: Non-GAAP Financial Measures - Pre-Provision Net Revenue
($ in millions)	2014	2013
Net interest income (U.S. GAAP)	$3,579	3,561
Add: Noninterest income	2,473	3,227
Less: Noninterest expense	3,709	3,961
Pre-provision net revenue	$2,343	2,827

The Bancorp believes return on average tangible common equity is an important measure for comparative purposes with other financial institutions, but is not defined under U.S. GAAP, and therefore is considered a non-GAAP financial measure.

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP for the years ended December 31:

TABLE 6: Non-GAAP Financial Measures - Return on Average Tangible Common Equity
($ in millions)	2014	2013
Net income available to common shareholders (U.S. GAAP)	$1,414	1,799
Add: Intangible amortization, net of tax	3	5
Tangible net income available to common shareholders (1)	$1,417	1,804

Average Bancorp’s shareholders’ equity (U.S. GAAP)	$15,290	14,302
Less: Average preferred stock	(1,205)	(604)
Average goodwill	(2,416)	(2,416)
Average intangible assets and other servicing rights	(20)	(29)
Average Tangible common equity (2)	$11,649	11,253

Return on average tangible common equity (1) / (2)	12.2%	16.0

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

The following table reconciles non-GAAP capital ratios to U.S. GAAP as of December 31:

TABLE 7: Non-GAAP Financial Measures - Capital Ratios
($ in millions)	2014	2013
Total Bancorp shareholders’ equity (U.S. GAAP)	$15,626	14,589
Less: Preferred stock	(1,331)	(1,034)
Goodwill	(2,416)	(2,416)
Intangible assets and other servicing rights	(16)	(19)
Tangible common equity, including unrealized gains / losses	11,863	11,120
Less: Accumulated other comprehensive income	(429)	(82)
Tangible common equity, excluding unrealized gains / losses (1)	11,434	11,038
Add: Preferred stock	1,331	1,034
Tangible equity (2)	12,765	12,072

Total assets (U.S. GAAP)	$138,706	130,443
Less: Goodwill	(2,416)	(2,416)
Intangible assets and other servicing rights	(16)	(19)
Accumulated other comprehensive income, before tax	(660)	(126)
Tangible assets, excluding unrealized gains / losses (3)	$135,614	127,882

Total Bancorp shareholders’ equity (U.S. GAAP)	$15,626	14,589
Less: Goodwill and certain other intangibles	(2,476)	(2,492)
Accumulated other comprehensive income	(429)	(82)
Add: Qualifying TruPS	60	60
Other	(17)	19
Tier I risk-based capital	12,764	12,094
Less: Preferred stock	(1,331)	(1,034)
Qualifying TruPS	(60)	(60)
Qualified noncontrolling interests in consolidated subsidiaries	(1)	(37)
Tier I common equity (4)	$11,372	10,963

Risk-weighted assets (5)(a)	$117,878	115,969

Ratios:
Tangible equity (2) / (3)	9.41%	9.44
Tangible common equity (1) / (3)	8.43%	8.63
Tier I common equity (4) / (5)	9.65%	9.45

Basel III Final Rule - Estimated Tier I common equity ratio
Tier I common equity (Basel I)	$11,372	10,963
Add: Adjustment related to capital components(b)	84	82
Estimated Tier I common equity under Basel III Final Rule without AOCI (opt out) (6)	11,456	11,045
Add: Adjustment related to AOCI(c)	429	82
Estimated Tier I common equity under Basel III Final Rule with AOCI (non opt out) (7)	11,885	11,127
Estimated risk-weighted assets under Basel III Final Rule (8)(d)	122,018	122,074
Estimated Tier I common equity ratio under Basel III Final Rule (opt out) (6) / (8)	9.39%	9.05
Estimated Tier I common equity ratio under Basel III Final Rule (non opt out) (7) / (8)	9.74%	9.12
(a)

Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk-weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in the Bancorp’s total risk-weighted assets.

(b)

Adjustments related to capital components include MSRs and deferred tax assets subject to threshold limitations and deferred tax liabilities related to intangible assets, which were deductions to capital under Basel I capital rules.

(c)	Under Basel III, non-advanced approach banks are permitted to make a one-time election to opt out of the requirement to include AOCI in Tier I common equity.
(d)

Key differences under Basel III in the calculation of risk-weighted assets compared to Basel I include: (1) Risk-weighting for commitments less than 1 year; (2) Higher risk-weighting for exposures to securitizations, past due loans, foreign banks and certain commercial real estate; (3) Higher risk-weighting for MSRs and deferred tax assets that are under certain thresholds as a percent of Tier I capital; and (4) Derivatives are differentiated between exchange clearing and over-the-counter and the 50% risk-weight cap is removed.

22  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNTING STANDARDS

Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standards adopted by the Bancorp during 2014 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. No material changes were made to the valuation techniques or models described below during the year ended December 31, 2014.

ALLL

The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage, and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the commercial portfolio segment include commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction, and commercial leasing. The residential mortgage portfolio segment is also considered a class. Classes within the consumer portfolio segment include home equity, automobile, credit card, and other consumer loans and leases. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, refer to Note 6 of the Notes to Consolidated Financial Statements.

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

Deferred income tax assets and liabilities are determined using the balance sheet method and the net deferred tax asset or liability is reported in other assets or accrued taxes, interest and expenses, respectively, in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and reflects enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more likely than not. This analysis is performed on a quarterly basis and includes an evaluation of all positive and negative evidence, such as the limitation on the use of any net operating losses, to determine whether realization is more likely than not.

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. For additional information on income taxes, refer to Note 20 of the Notes to Consolidated Financial Statements.

Valuation of Servicing Rights

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it often obtains servicing rights. Servicing rights resulting from loan sales are initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenue. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speeds of the underlying loans, the weighted-average life, the discount rate and the weighted-average coupon rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for impairment in the servicing portfolio. For purposes of measuring impairment, the mortgage servicing rights are stratified into classes based on the financial asset type (fixed-rate vs. adjustable rate) and interest rates. For additional information on servicing rights, refer to Note 11 of the Notes to Consolidated Financial Statements.

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

Level 3 – Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect the Bancorp’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include the Bancorp’s own financial data such as internally developed pricing models and DCF methodologies, as well as instruments for which the fair value determination requires significant management judgment.

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

Available-for-sale and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or DCFs. Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include federal agencies, obligations of states and political subdivisions, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities and asset-backed securities and other debt securities. Corporate bonds are included in asset-backed securities and other debt securities. Federal agencies, obligations of states and political subdivisions, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities and asset-backed securities and other debt securities are generally valued using a market approach based on observable prices of securities with similar characteristics.

Residential mortgage loans held for sale and held for investment

For residential mortgage loans held for sale for which the fair value election has been made, fair value is estimated based upon mortgage-backed securities prices and spreads to those prices or, for certain ARM loans, DCF models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral, and market conditions. The anticipated portfolio composition includes the effect of interest rate spreads and discount rates due to loan characteristics such as the state in which the loan was originated, the loan amount and the ARM margin. Residential mortgage loans held for sale that are valued based on mortgage-backed securities prices are classified within Level 2 of the valuation hierarchy as the valuation is based on external pricing for similar instruments. ARM loans classified as held for sale are also classified within Level 2 of the valuation hierarchy due to the use of observable inputs in the DCF model. These observable inputs include interest rate spreads from agency mortgage-backed securities market rates and observable discount rates. For residential mortgage loans in which the fair value election has been made that are subsequently reclassified from held for sale to held for investment, the fair value estimation is based on mortgage-backed securities prices, interest rate risk and an internally developed credit component. Therefore, these loans are classified within Level 3 of the valuation hierarchy.

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties, and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At December 31, 2014, derivatives classified as Level 3, which are valued using an option-pricing model containing unobservable inputs, consisted primarily of the warrant associated with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International and a total return swap associated with the Bancorp’s sale of its Visa, Inc. Class B shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

Legal Contingencies

The Bancorp is party to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict, and significant judgment may be required in the determination of both the probability of loss and whether the amount of the loss is reasonably estimable. The Bancorp’s estimates are subjective and are based on the status of legal and regulatory proceedings, the merit of the Bancorp’s defenses and consultation with internal and external legal counsel. A reserve for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. This reserve is included in Other Liabilities in the Consolidated Balance Sheets and is adjusted from time to time as appropriate to reflect changes in circumstances. Legal expenses are recorded in other noninterest expense in the Consolidated Statements of Income.

26  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS

The risks listed below present risks that could have a material impact on the Bancorp’s financial condition, the results of its operations, or its business.

RISKS RELATING TO ECONOMIC AND MARKET CONDITIONS

Weakness in the U.S. economy, including within Fifth Third’s geographic footprint, has adversely affected Fifth Third in the past and may adversely affect Fifth Third in the future.

If the strength of the U.S. economy in general or the strength of the local economies in which Fifth Third conducts operations declines this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant effect on Fifth Third’s loan portfolio and ALLL and in the receipt of lower proceeds from the sale of loans and foreclosed properties. These factors could result in higher delinquencies, greater charge-offs and increased losses in future periods, which could materially adversely affect Fifth Third’s financial condition and results of operations.

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

Fifth Third enters into and maintains trading and investment positions in the capital markets on its own behalf and manages investment positions on behalf of its customers. These investment positions include derivative financial instruments. The revenues and profits Fifth Third derives from managing proprietary and customer trading and investment positions are dependent on market prices. Market changes and trends may result in a decline in investment advisory revenue or investment or trading losses that may impact Fifth Third. Losses on behalf of its customers could expose Fifth Third to litigation, credit risks or loss of revenue from those customers. Additionally, losses in Fifth Third’s trading and investment positions could lead to a loss with respect to those investments and may adversely affect cash flows and funding costs.

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

Fifth Third’s stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include:

—	Actual or anticipated variations in earnings;
—	Changes in analysts’ recommendations or projections;
—	Fifth Third’s announcements of developments related to its businesses;
—	Operating and stock performance of other companies deemed to be peers;
—	Actions by government regulators;
—	New technology used or services offered by traditional and non-traditional competitors;
—	News reports of trends, concerns and other issues related to the financial services industry;
—	Natural disasters;
—	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

27 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in retail distribution strategies and consumer behavior may adversely impact Fifth Third’s investments in its bank premises and equipment and other assets and may lead to increased expenditures to change its retail distribution channel

Fifth Third has significant investments in bank premises and equipment for its branch network including its 1,302 full service banking centers, 93 parcels of land held for the development of future banking centers, as well as its retail work force and other branch banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing customer preferences for these other methods of accessing Fifth Third’s products and services, could decrease the value of Fifth Third’s branch network or other retail distribution assets and may cause it to change its retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce its remaining branches and work force. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining branches or to otherwise reform its retail distribution channel.

RISKS RELATING TO FIFTH THIRD’S GENERAL BUSINESS

Deteriorating credit quality, particularly in real estate loans, has adversely impacted Fifth Third in the past and may adversely impact Fifth Third in the future.

When Fifth Third lends money or commits to lend money the Bancorp incurs credit risk or the risk of loss if borrowers do not repay their loans. The credit performance of the loan portfolios significantly affects the Bancorp’s financial results and condition. If the current economic environment were to deteriorate, more customers may have difficulty in repaying their loans or other obligations which could result in a higher level of credit losses and reserves for credit losses. Fifth Third reserves for credit losses by establishing reserves through a charge to earnings. The amount of these reserves is based on Fifth Third’s assessment of credit losses inherent in the loan portfolio (including unfunded credit commitments). The process for determining the amount of the ALLL and the reserve for unfunded commitments is critical to Fifth Third’s financial results and condition. It requires difficult, subjective and complex judgments about the environment, including analysis of economic or market conditions that might impair the ability of borrowers to repay their loans.

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

Fifth Third believes that both the ALLL and the reserve for unfunded commitments are adequate to cover inherent losses at December 31, 2014; however, there is no assurance that they will be sufficient to cover future credit losses, especially if housing and employment conditions worsen. In the event of significant deterioration in economic conditions, Fifth Third may be required to increase reserves in future periods, which would reduce earnings.

For more information, refer to the “Risk Management - Credit Risk Management,” “Critical Accounting Policies - Allowance for

Loan and Leases,” and “Reserve for Unfunded Commitments” sections of MD&A.

Fifth Third must maintain adequate sources of funding and liquidity.

Fifth Third must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory expectations. Fifth Third primarily relies on bank deposits to be a low cost and stable source of funding for the loans Fifth Third makes and the operations of Fifth Third’s business. Core customer deposits, which include transaction deposits and other time deposits, have historically provided Fifth Third with a sizeable source of relatively stable and low-cost funds (average core deposits funded 71% of average total assets at December 31, 2014). In addition to customer deposits, sources of liquidity include investments in the securities portfolio, Fifth Third’s sale or securitization of loans in secondary markets and the pledging of loans and investment securities to access secured borrowing facilities through the FHLB and the FRB, and Fifth Third’s ability to raise funds in domestic and international money and capital markets.

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

Recent regulatory changes relating to liquidity and risk management may also negatively impact Fifth Third’s results of operations and competitive position. Various regulations recently adopted or proposed, and additional regulations under consideration, impose or could impose more stringent liquidity requirements for large financial institutions, including Fifth Third. These regulations address, among other matters, liquidity stress testing, minimum liquidity requirements and restrictions on short-term debt issued by top-tier holding companies. Given the overlap and complex interactions of these regulations with other regulatory changes, including the resolution and recovery framework applicable to Fifth Third, the full impact of the adopted and proposed regulations will remain uncertain until their full implementation.

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

Fifth Third may have more credit risk and higher credit losses to the extent loans are concentrated by location or industry of the borrowers or collateral.

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

In June 2010, the federal banking agencies issued joint guidance on executive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the DFA requires those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. The federal banking agencies and the SEC proposed such rules in April 2011. In addition, in June 2012, the SEC issued final rules to implement DFA’s requirement that the SEC direct the national securities exchanges to adopt certain listing standards related to the compensation committee of a company’s board of directors as well as its compensation advisers. If Fifth Third is unable to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, or if compensation costs required to attract and retain employees become more expensive, Fifth Third’s performance, including its competitive position, could be materially adversely affected.

Fifth Third’s mortgage banking revenue can be volatile from quarter to quarter.

Fifth Third earns revenue from the fees it receives for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue Fifth Third receives from loan originations. At the same time, revenue from MSRs can increase through increases in fair value. When rates fall, mortgage originations tend to increase and the value of MSRs tends to decline, also with some offsetting revenue effect. Even though the origination of mortgage loans can act as a “natural hedge,” the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of residential MSRs is immediate, but any offsetting revenue benefit from more originations and the MSRs relating to the new loans would accrue over time. It is also possible that even if interest rates were to fall, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the MSRs value caused by the lower rates.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make significant estimates that affect the financial statements. If new information arises that results in a material change to a reserve amount, such a change could result in a change to previously announced financial results. Refer to the “Critical Accounting Policies” section of MD&A for more information regarding management’s significant estimates.

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

Subject to requisite regulatory approvals, future business acquisitions could be material to Fifth Third and it may issue additional shares of stock to pay for those acquisitions, which would dilute current shareholders’ ownership interests. Acquisitions also could require Fifth Third to use substantial cash or other liquid assets or to incur debt. In those events, Fifth Third could become more susceptible to economic downturns and competitive pressures.

Difficulties in combining the operations of acquired entities with Fifth Third’s own operations may prevent Fifth Third from achieving the expected benefits from its acquisitions.

Upon receipt of requisite governmental approvals and consummation of such transactions, inherent uncertainties exist when integrating the operations of an acquired entity. Fifth Third may not be able to fully achieve its strategic objectives and planned operating efficiencies in an acquisition. In addition, the markets and industries in which Fifth Third and its potential acquisition targets operate are highly competitive. Fifth Third may lose customers or the customers of acquired entities as a result of an acquisition. Future acquisition and integration activities may require Fifth Third to devote substantial time and resources and as a result Fifth Third may not be able to pursue other business opportunities.

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

Fifth Third owns, or owns a minority stake in, as applicable, several non-strategic businesses that are not significantly synergistic with its core financial services businesses. Fifth Third has, from time to time, considered the sale of such businesses and/or interests, including, for example, portions of our stake in Vantiv Holding, LLC. If it were to determine to sell such businesses and/or interests, Fifth Third would be subject to market forces that may make completion of a sale unsuccessful or may not be able to do so within a desirable time frame. If Fifth Third were to complete the sale of non-core businesses and/or interests, it would suffer the loss of income from the sold businesses and/or interests, including those accounted for under the equity method of accounting, and such loss of income could have an adverse effect on its future earnings and growth.

Fifth Third relies on its systems and certain service providers, and certain failures could materially adversely affect operations.

Fifth Third collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Fifth Third and third party service providers. Fifth Third has security, backup and recovery systems in place, as well as a business continuity plan to ensure the systems will not be inoperable. Fifth Third also has security to prevent unauthorized access to the systems. In addition, Fifth Third requires its third party service providers to maintain similar controls. However, Fifth Third cannot be certain that the measures will be successful. A security breach in the systems and loss of confidential information such as credit card numbers and related information could result in losing the customers’ confidence and thus the loss of their business as well as additional significant costs for privacy monitoring activities.

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

Fifth Third relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in disruptions to its accounting, deposit, loan and other systems, and adversely affect our customer relationships. While Fifth Third has policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated. There have been increasing efforts on the part of third parties, including through cyber attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data, by both private individuals and foreign governments. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, Fifth Third may be unable to proactively address these techniques or to implement adequate preventative measures. Furthermore, there has been a well-publicized series of apparently related distributed denial of service attacks on large financial services companies, including Fifth Third Bank. Distributed denial of service attacks are designed to saturate the targeted online network with excessive amounts of network traffic, resulting in slow response times, or in some cases, causing the site to be temporarily unavailable. To date these attacks have not been intended to steal financial data, but meant to interrupt or suspend a company’s Internet service. These events did not result in a breach of Fifth Third’s client data and account information remained secure; however, the attacks did adversely affect the performance of Fifth Third’s website and in some instances prevented customers from accessing Fifth Third’s website. While the event was resolved in a timely fashion and primarily resulted in inconvenience to our customers, future cyber-attacks could be more disruptive and damaging. Cyber threats are rapidly evolving and Fifth Third may not be able to anticipate or prevent all such attacks. Fifth Third may incur increasing costs in an effort to minimize these risks or in the investigation of such cyber-attacks or related to the protection of the Bancorp’s customers from identity theft as a result

31 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of such attacks. Nevertheless, the occurrence of any failure, interruption or security breach of our systems, or of our third-party service providers, particularly if widespread or resulting in financial losses to customers, could also seriously damage Fifth Third’s reputation, result in a loss of customer business, subject it to additional regulatory scrutiny, or expose it to civil litigation and financial liability.

Fifth Third is exposed to operational and reputational risk.

Fifth Third is exposed to many types of operational risk, including but not limited to, business continuity risk, information management risk, fraud risk, model risk, third party service provider risk, human resources risk, and process risk.

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

In 2009, Fifth Third sold an approximate 51% interest in its processing business, Vantiv Holding, LLC (formerly Fifth Third Processing Solutions). As a result of additional share sales completed by Fifth Third in 2012, 2013 and 2014 the Bancorp’s current ownership share in Vantiv Holding, LLC is approximately 23%. The Bancorp’s investment in Vantiv Holding, LLC is accounted for under the equity method of accounting and is not consolidated based on Fifth Third’s remaining ownership share in Vantiv Holding, LLC. Vantiv Holding, LLC’s operating results could be poor or favorable and could affect the operating results of Fifth Third. In addition, Fifth Third participates in a multi-lender credit facility to Vantiv Holding, LLC and repayment of these loans is contingent on future cash flows from Vantiv Holding, LLC.

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

The Bancorp is a bank holding company and a financial holding company. As such, it is subject to the comprehensive, consolidated supervision and regulation of the FRB, including risk-based and leverage capital requirements, investment practices, dividend policy and growth. The Bancorp must maintain certain risk-based and leverage capital ratios as required by the FRB which can change depending upon general economic conditions and the Bancorp’s particular condition, risk profile and growth plans. Compliance with the capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect the Bancorp’s ability to expand or maintain present business levels.

In June 2012, Federal banking agencies proposed enhancements to the regulatory capital requirements for U.S. banking organizations, which implemented aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. In July 2013, the Federal banking agencies issued final rules for the enhanced regulatory capital requirements, which included modifications to the proposed rules. The final rules provide the option for certain banking organizations, including the Bancorp, to opt out of including AOCI in Tier I capital and retain the treatment of residential mortgage exposures consistent with the current Basel I capital rules. The new capital rules are effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain components and other provisions. The need to maintain more and higher quality capital as well as greater liquidity going forward could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. Moreover, although these new requirements are being phased in over time, U.S. Federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases and share repurchases.

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

Previous economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus on and scrutiny of the financial services industry. The U.S. government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis, by introducing various actions and passing legislation such as the DFA. Such programs and legislation subject Fifth Third and other financial institutions to restrictions, oversight and/or costs that may have an impact on Fifth Third’s business, financial condition, results of operations or the price of its common stock.

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

In addition, Fifth Third, as well as other financial institutions more generally, have recently been subjected to increased scrutiny from government authorities, including bank regulatory authorities, stemming from broader systemic regulatory concerns, including with respect to stress testing, capital levels, asset quality, provisioning, AML/BSA, consumer compliance and other prudential matters and efforts to ensure that financial institutions take steps to improve their risk management and prevent future crises. In this regard, government authorities, including the bank regulatory agencies, are also pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures and may also adversely affect our ability to enter into certain transactions or engage in certain activities, or obtain necessary regulatory approvals in connection therewith.

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

Fifth Third and/or its affiliates are or may become involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies, regarding their respective businesses. Such matters may result in material adverse consequences, including without limitation, adverse judgments, settlements, fines, penalties, injunctions or other actions, amendments and/or restatements of Fifth Third’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in its disclosure controls and procedures.

Deposit insurance premiums levied against Fifth Third Bank may increase if the number of bank failures increase or the cost of resolving failed banks increases.

The FDIC maintains a DIF to protect insured depositors in the event of bank failures. The DIF is funded by fees assessed on insured depository institutions including Fifth Third Bank. Future deposit premiums paid by Fifth Third Bank depend on the level of the DIF and the magnitude and cost of future bank failures. Fifth Third Bank may be required to pay significantly higher FDIC premiums if market developments change such that the DIF balance is reduced.

Legislative or regulatory compliance, changes or actions or significant litigation, could adversely impact Fifth Third or the businesses in which Fifth Third is engaged.

Fifth Third is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations and limit the businesses in which Fifth Third may engage. These laws and regulations may change from time to time and are primarily intended for the protection of consumers and depositors. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact Fifth Third or its ability to increase the value of its business. Additionally, actions by regulatory agencies or significant litigation against Fifth Third could cause it to devote significant time and resources to defending itself and may lead to penalties that materially affect Fifth Third and its shareholders. Future changes in the laws, including tax laws, or regulations or their interpretations or enforcement may also be materially adverse to Fifth Third and its shareholders or may require Fifth Third to expend significant time and resources to comply with such requirements.

On July 21, 2010 the President of the United States signed into law the DFA. Many parts of the DFA are now in effect, while others are in an implementation stage likely to continue for several years. A number of reform provisions are likely to significantly impact the ways in which banks and bank holding companies, including Fifth Third and its bank subsidiary, conduct their business:

—

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

—

The DFA “Volcker Rule” provisions and implementing final rule generally prohibit any banking entity from (i) engaging in short-term proprietary trading for its own account and (ii) sponsoring or acquiring ownership interests in private equity or hedge funds. The Volcker Rule, however, contains a number of exceptions to these

33  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

prohibitions. For example, transactions on behalf of customers or in connection with certain underwriting and market making activities, as well as risk-mitigating hedging activities and certain foreign banking activities are permitted. The risk-mitigating hedging exemption applies to hedging activities that are designed to reduce or significantly mitigate specific, identifiable risks of individual or aggregated positions. Fifth Third is required to conduct an analysis supporting its hedging strategy and the effectiveness of hedges must be monitored and recalibrated as necessary. Fifth Third will be required to document, contemporaneously with the transaction, the hedging rationale for certain transactions that present heighted compliance risks. Under the market-making exemption, a trading desk is required to routinely stand ready to purchase and sell one or more types of financial instruments. The trading desk’s inventory in these types of financial instruments has to be designed not to exceed, on an ongoing basis, the reasonably expected near-term demands of customers.

—

The Volcker Rule and the rulemakings promulgated thereunder restrict banks and their affiliated entities from investing in or sponsoring certain private equity and hedge funds. Fifth Third does not sponsor any private equity or hedge funds that it is prohibited from sponsoring. As of December 31, 2014, the Bancorp had approximately $165 million in interests and approximately $60 million in binding commitments to invest in private equity funds likely to be affected by the Volcker rule. It is expected that the Bancorp may need to eliminate these investments although it is likely that these investments will be reduced over time in the ordinary course before compliance is required. In December 2014, the FRB extended the conformance period through July 2016 for investments in and relationships with such covered funds that were in place prior to December 31, 2013, and indicated that it intends to further extend the compliance period for such investments through July 2017. An ultimate forced sale of some of these investments could result in Fifth Third receiving less value than it would otherwise have received.

—

The FDIC and the Federal Reserve adopted a final rule that requires bank holding companies that have $50 billion or more in assets, like Fifth Third, to periodically submit to the Federal Reserve, the FDIC and the FSOC a plan discussing how the company could be resolved in a rapid and orderly fashion if the company were to fail or experience material financial distress. In a related rulemaking, the FDIC adopted a final rule that requires insured depository institutions with $50 billion or more in assets, like Fifth Third, to annually prepare and submit a resolution plan to the FDIC, which would include, among other things, an analysis of how the institution could be resolved under the FDIA in a manner that protects depositors and limits losses or costs to creditors of the bank. Initial plans for Fifth Third and its bank subsidiary have been submitted, in accordance with the final regulatory rules, for review by the FDIC, the Federal Reserve, and the FSOC. The Federal Reserve and the FDIC may jointly impose restrictions on Fifth Third or its bank subsidiary, including additional capital requirements or limitations on growth, if the agencies determine that the institution’s plan is not credible or would not facilitate a rapid and orderly resolution of Fifth Third under the U.S. Bankruptcy Code, or Fifth Third Bank under the FDIA, and additionally could require Fifth Third to divest assets or take other actions if it did not submit an acceptable resolution within two years after any such restrictions were imposed.

—

Title VII of DFA imposes a new regulatory regime on the U.S. derivatives markets. While most of the provisions related to derivatives markets are now in effect, several additional requirements await final regulations from the relevant regulatory agencies for derivatives, the CFTC and the SEC. One aspect of this new regulatory regime for derivatives is that substantial oversight responsibility has been provided to the CFTC, which, as a result, now has a meaningful supervisory role with respect to some of Fifth Third’s businesses. In 2014, Fifth Third Bank registered as a swap dealer with the CFTC and became subject to new substantive requirements, including real time trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading of all standardized swaps designated by the relevant regulatory agencies as required to be cleared. Although the ultimate impact will depend on the promulgation of all final regulations, Fifth Third’s derivatives business will likely be further subject to new substantive requirements, including margin requirements in excess of current market practice and capital requirements specific to this business. These requirements will collectively impose implementation and ongoing compliance burdens on Fifth Third and will introduce additional legal risk (including as a result of newly applicable antifraud and anti-manipulation provisions and private rights of action). Once finalized, the rules may raise the costs and liquidity burden associated with Fifth Third’s derivatives businesses and adversely affect or cause Fifth Third to change its derivatives products.

—

Financial institutions may be required, regardless of risk, to pay taxes or other fees to the U.S. Treasury. Such taxes or other fees could be designed to reimburse the U.S. Treasury for the many government programs and initiatives it has taken or may undertake as part of its economic stimulus efforts. The Department of Treasury issued an interim final rule in 2012 to establish an assessment schedule for the collection of fees from bank holding companies with at least $50 billion in assets and foreign banks with at least $50 billion in assets in the U.S. to cover the expenses of the Office of Financial Research and FSOC. In August 2013, the FRB also adopted a final

34  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

rule to implement an assessment provision under the DFA equal to the expense the FRB estimates are necessary or appropriate to supervise and regulate bank holding companies with $50 billion or more in assets.

—

On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the FRB’s rule concerning electronic debit card transaction fees and network exclusivity arrangements (the “Current Rule”) that were adopted to implement Section 1075 of the DFA, known as the Durbin Amendment. The Court held that, in adopting the Current Rule, the FRB violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore the Current Rule’s maximum permissible fees were too high. In addition, the Court held that the Current Rule’s network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The Court vacated the Current Rule, but stayed its ruling to provide the FRB an opportunity to replace the invalidated portions. The FRB appealed this decision and on March 21, 2014, the D.C. Circuit Court of Appeals reversed the District Court’s grant of summary judgment and remanded the case for further proceedings in accordance with its opinion. The merchants have filed a petition for writ of certiorari to the U.S. Supreme Court. However, on January 20, 2015, the U.S. Supreme Court declined to hear an appeal of the Circuit Court reversal, thereby largely upholding the Current Rule and substantially reducing uncertainty surrounding debit card interchange fees the Bancorp is permitted to charge. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for further information regarding the Bancorp’s debit card interchange revenue.

It is clear that the reforms, both under the DFA and otherwise, are having a significant effect on the entire financial industry. Fifth Third believes compliance with the DFA and implementing its regulations and other initiatives will likely continue to negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and may also limit Fifth Third’s ability to pursue certain desirable business opportunities. Any new regulatory requirements or changes to existing requirements could require changes to Fifth Third’s businesses, result in increased compliance costs and affect the profitability of such businesses. Additionally, reform could affect the behaviors of third parties that we deal with in the course of our business, such as rating agencies, insurance companies and investors. The extent to which Fifth Third can adjust its strategies to offset such adverse impacts also is not known at this time.

Fifth Third and/or its affiliates are or may become the subject of litigation which could result in legal liability and damage to Fifth Third’s reputation.

Fifth Third and certain of its directors and officers have been named from time to time as defendants in various class actions and other litigation relating to Fifth Third’s business and activities. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The SEC has announced a policy of seeking admissions of liability in certain settled cases, which could adversely impact the defense of private litigation. These matters could result in material adverse judgments, settlements, fines, penalties, injunctions or other relief, amendments and/or restatements of Fifth Third’s SEC filings and/or financial statements, as applicable and/or determinations of material weaknesses in its disclosure controls and procedures. Like other large financial institutions and companies, Fifth Third is also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against Fifth Third could materially adversely affect its business, financial condition or results of operations and/or cause significant reputational harm to its business.

Fifth Third’s ability to pay or increase dividends on its common stock or to repurchase its capital stock is restricted.

Fifth Third’s ability to pay dividends or repurchase stock is subject to regulatory requirements and the need to meet regulatory expectations. Fifth Third is subject to an annual assessment by the FRB as part of CCAR. The mandatory elements of the capital plan are an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy. The capital plan must reflect the revised capital framework that the FRB adopted in connection with the implementation of the Basel III accord, including the framework’s minimum regulatory capital ratios and transition arrangements. Fifth Third’s stress testing results and 2015 capital plan were submitted to the FRB on January 5, 2015.

The FRB’s review of the capital plan will assess the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan. Additionally, the FRB will review the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratios and above a Tier I common ratio of 5 percent under baseline and stressful conditions throughout a nine-quarter planning horizon.

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

Table 8 presents the components of net interest income, net interest margin and net interest rate spread for the years ended December 31, 2014, 2013 and 2012. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets. Table 9 provides the relative impact of changes in the balance sheet and changes in interest rates on net interest income.

Net interest income was $3.6 billion for both the years ended December 31, 2014 and 2013. Net interest income was positively impacted by an increase in average taxable securities of $5.4 billion for the year ended December 31, 2014 coupled with an increase in yields on these securities of 16 bps for the year ended December 31, 2014 compared to the year ended December 31, 2013. Net interest income also included the benefit of an increase in average loans and leases of $2.0 billion for the year ended December 31, 2014, as well as a decrease in the rates paid on long-term debt for the year ended December 31, 2014 compared to the year ended December 31, 2013. These benefits were partially offset by lower yields on loans and leases and an increase in average long-term debt of $5.0 billion for the year ended December 31, 2014 compared to the year ended December 31, 2013. For the year ended December 31, 2014, the net interest rate spread decreased to 2.94% from 3.15% in 2013 driven by a 21 bps decrease in yields on average interest-earning assets for the year ended December 31, 2014.

Net interest margin was 3.10% for the year ended December 31, 2014 compared to 3.32% for the year ended December 31, 2013. The decrease from December 31, 2013 was driven primarily by the previously mentioned decrease in the net interest rate spread, partially offset by increases in average free funding balances.

Interest income from loans and leases decreased $148 million, or four percent, compared to the year ended December 31, 2013 primarily due to a decrease of 25 bps in yields on average loans and leases partially offset by an increase of two percent in average loans and leases for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in average loans and leases for the year ended December 31, 2014 was driven primarily by an increase of nine percent in average commercial and industrial loans partially offset by a decrease in average residential mortgage loans of eight percent compared to the year ended December 31, 2013. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $206 million compared to the year ended December 31, 2013 driven by the factors discussed above.

Average core deposits increased $6.8 billion, or eight percent, compared to the year ended December 31, 2013 primarily due to an increase in average money market deposits, average interest checking deposits and average demand deposits, partially offset by a decrease in average savings deposits. The cost of average interest bearing core deposits was 27 bps for both the years ended December 31, 2014 and 2013. Interest expense on money market deposits increased during the year ended December 31, 2014 compared to the year ended December 31, 2013 driven by a $5.2 billion increase in average money market deposits and a 10 bps increase in the rate paid on average money market deposits. This increase was partially offset by a decrease of 27 bps in the rate paid on other time deposits for the year ended December 31, 2014 compared to the year ended December 31, 2013. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding for the year ended December 31, 2014 increased $23 million, or nine percent, compared to the year ended December 31, 2013, primarily due to an increase in interest expense related to long-term debt partially offset by a decrease in average certificates $100,000 and over. Interest expense on long-term debt increased during the year ended December 31, 2014 compared to the year ended December 31, 2013 driven by a $5.0 billion increase in average long-term debt partially offset by a 67 bps decrease in the rate paid on long-term debt primarily due to the redemption of $750 million of outstanding TruPS during the fourth quarter of 2013 and the lower cost of new debt issuances in 2014. Interest expense on average certificates $100,000 and over decreased during the year ended December 31, 2014 compared to the year ended December 31, 2013 driven primarily by a $2.4 billion decrease in average certificates $100,000 and over partially offset by a 7 bps increase in the rate paid on average certificates $100,000 and over. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During both the years ended December 31, 2014 and 2013, wholesale funding represented 24% of average interest-bearing liabilities. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, refer to the Market Risk Management section of MD&A.

36 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 8: CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME
For the years ended December 31	2014			2013			2012
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate
Assets
Interest-earning assets:
Loans and leases:(a)
Commercial and industrial loans	$41,178	$1,346	3.27%	$37,770	$1,361	3.60%	$32,911	$1,349	4.10%
Commercial mortgage	7,745	260	3.36	8,481	306	3.60	9,686	369	3.81
Commercial construction	1,492	51	3.44	793	27	3.45	835	25	2.99
Commercial leases	3,585	108	3.01	3,565	116	3.26	3,502	127	3.62
Subtotal – commercial	54,000	1,765	3.27	50,609	1,810	3.58	46,934	1,870	3.98
Residential mortgage loans	13,344	518	3.88	14,428	564	3.91	13,370	543	4.06
Home equity	9,059	336	3.71	9,554	355	3.71	10,369	393	3.79
Automobile loans	12,068	334	2.77	12,021	373	3.10	11,849	439	3.70
Credit card	2,271	227	9.98	2,121	209	9.87	1,960	192	9.79
Other consumer loans and leases	385	138	35.99	360	155	42.93	340	155	45.32
Subtotal – consumer	37,127	1,553	4.18	38,484	1,656	4.30	37,888	1,722	4.54
Total loans and leases	91,127	3,318	3.64	89,093	3,466	3.89	84,822	3,592	4.23
Securities:
Taxable	21,770	722	3.32	16,395	518	3.16	15,262	527	3.45
Exempt from income taxes(a)	53	3	4.94	49	3	5.29	57	2	3.29
Other short-term investments	3,043	8	0.26	2,417	6	0.26	1,495	4	0.26
Total interest-earning assets	115,993	4,051	3.49	107,954	3,993	3.70	101,636	4,125	4.06
Cash and due from banks	2,892			2,482			2,355
Other assets	14,539			15,053			15,695
Allowance for loan and lease losses	(1,481)			(1,757)			(2,072)
Total assets	$131,943			$123,732			$117,614
Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$25,382	$56	0.22%	$23,582	$53	0.23%	$23,096	$49	0.22%
Savings	16,080	16	0.10	18,440	22	0.12	21,393	37	0.17
Money market	14,670	51	0.35	9,467	23	0.25	4,903	11	0.22
Foreign office deposits	1,828	5	0.29	1,501	4	0.28	1,528	4	0.27
Other time deposits	3,762	40	1.06	3,760	50	1.33	4,306	68	1.59
Certificates - $100,000 and over	3,929	34	0.85	6,339	50	0.78	3,102	46	1.48
Other deposits	-	-	0.02	17	-	0.11	27	-	0.13
Federal funds purchased	458	-	0.09	503	1	0.12	560	1	0.14
Other short-term borrowings	1,873	2	0.10	3,024	5	0.18	4,246	8	0.18
Long-term debt	12,928	247	1.91	7,914	204	2.58	9,043	288	3.17
Total interest-bearing liabilities	80,910	451	0.56	74,547	412	0.55	72,204	512	0.71
Demand deposits	31,755			29,925			27,196
Other liabilities	3,950			4,917			4,462
Total liabilities	116,615			109,389			103,862
Total equity	15,328			14,343			13,752
Total liabilities and equity	$131,943			$123,732			$117,614
Net interest income		$3,600			$3,581			$3,613
Net interest margin			3.10%			3.32%			3.55%
Net interest rate spread			2.94			3.15			3.35
Interest-bearing liabilities to interest-earning assets			69.75			69.05			71.04
(a)

The FTE adjustments included in the above table were $21, $20 and $18 for the years ended December 31, 2014, 2013 and 2012, respectively. The federal statutory rate utilized was 35% for all periods presented.

37  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 9: CHANGES IN NET INTEREST INCOME ATTRIBUTABLE TO VOLUME AND YIELD/RATE(a)
For the years ended December 31	2014 Compared to 2013			2013 Compared to 2012
($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:
Commercial and industrial loans	$116	(131)	(15)	$187	(175)	12
Commercial mortgage	(26)	(20)	(46)	(44)	(19)	(63)
Commercial construction	24	-	24	(2)	4	2
Commercial leases	1	(9)	(8)	2	(13)	(11)
Subtotal – commercial loans and leases	115	(160)	(45)	143	(203)	(60)
Residential mortgage loans	(42)	(4)	(46)	42	(21)	21
Home equity	(18)	(1)	(19)	(31)	(7)	(38)
Automobile loans	1	(40)	(39)	6	(72)	(66)
Credit card	16	2	18	15	2	17
Other consumer loans and leases	9	(26)	(17)	8	(8)	-
Subtotal – consumer loans and leases	(34)	(69)	(103)	40	(106)	(66)
Total loans and leases	81	(229)	(148)	183	(309)	(126)
Securities:	-
Taxable	177	27	204	38	(47)	(9)
Exempt from income taxes	-	-	-	1	-	1
Other short-term investments	2	-	2	2	-	2
Subtotal – securities and other short-term investments	179	27	206	41	(47)	(6)
Total change in interest income	$260	(202)	58	$224	(356)	(132)
Liabilities
Interest-bearing liabilities:
Interest checking	$3	-	3	$-	4	4
Savings	(2)	(4)	(6)	(4)	(11)	(15)
Money market	16	12	28	11	1	12
Foreign office deposits	1	-	1	-	-	-
Other time deposits	-	(10)	(10)	(8)	(10)	(18)
Certificates - $100,000 and over	(20)	4	(16)	33	(29)	4
Federal funds purchased	(1)	-	(1)	-	-	-
Other short-term borrowings	(1)	(2)	(3)	(3)	-	(3)
Long-term debt	106	(63)	43	(34)	(50)	(84)
Total change in interest expense	102	(63)	39	(5)	(95)	(100)
Total change in net interest income	$158	(139)	19	$229	(261)	(32)
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

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

The provision for loan and lease losses increased to $315 million in 2014 compared to $229 million in 2013. The increase in provision expense for 2014 compared to the prior year was primarily due to an increase in net charge-offs related to certain impaired commercial and industrial loans in the first and third quarters of 2014 and an increase in net charge-offs related to the transfer of certain residential mortgage loans from the portfolio to held for sale in the fourth quarter of 2014. The impact of these increases in charge-offs on provision expense in 2014 was partially offset by decreases in nonperforming loans and leases and improved delinquency metrics. The ALLL declined $260 million from $1.6 billion at December 31, 2013 to $1.3 billion at December 31, 2014. As of December 31, 2014, the ALLL as a percent of portfolio loans and leases decreased to 1.47%, compared to 1.79% at December 31, 2013.

Refer to the Credit Risk Management section of MD&A as well as Note 6 of the Notes to Consolidated Financial Statements for more detailed information on the provision for loan and lease losses, including an analysis of loan portfolio composition, nonperforming assets, net charge-offs, and other factors considered by the Bancorp in assessing the credit quality of the loan and lease portfolio and the ALLL.

38  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income decreased $754 million, or 23%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The components of noninterest income are as follows:

TABLE 10: NONINTEREST INCOME
For the years ended December 31 ($ in millions)	2014	2013	2012	2011	2010
Service charges on deposits	$560	549	522	520	574
Corporate banking revenue	430	400	413	350	364
Investment advisory revenue	407	393	374	375	361
Mortgage banking net revenue	310	700	845	597	647
Card and processing revenue	295	272	253	308	316
Other noninterest income	450	879	574	250	406
Securities gains, net	21	21	15	46	47
Securities gains, net, non-qualifying hedges on mortgage servicing rights	-	13	3	9	14
Total noninterest income	$2,473	3,227	2,999	2,455	2,729

Service charges on deposits

Service charges on deposits increased $11 million in 2014 compared to 2013. Commercial deposit revenue increased $15 million in 2014 compared to 2013 primarily due to new customer acquisition and product expansion. Consumer deposit revenue decreased $4 million in 2014 compared to 2013 primarily due to a decrease in consumer checking and savings fees from a decline in the percentage of consumer customers being charged service fees, partially offset by an increase in overdraft fees.

Corporate banking revenue

Corporate banking revenue increased $30 million in 2014 compared to 2013. The increase from the prior year was primarily the result of an increase in syndication and lease remarketing fees. Syndication fees increased $22 million compared to 2013 due to the investment in resources in the commercial business and a strengthening economy in 2014. The increase in lease remarketing fees included the impact of a $9 million write-down of equipment value on an operating lease during the fourth quarter of 2013.

Investment advisory revenue

Investment advisory revenue increased $14 million in 2014 compared to 2013. The increase was primarily due to an increase of $15 million in private client service fees due to growth in personal asset management fees, partially offset by a decrease in securities broker fees due to a decline in transactional brokerage revenue. The Bancorp had approximately $308 billion and $302 billion in total assets under care as of December 31, 2014 and 2013, respectively, and managed $27 billion in assets for individuals, corporations and not-for-profit organizations as of December 31, 2014 and 2013.

Mortgage banking net revenue

Mortgage banking net revenue decreased $390 million, or 56%, in 2014 compared to 2013. The components of mortgage banking net revenue are as follows:

TABLE 11: COMPONENTS OF MORTGAGE BANKING NET REVENUE
For the years ended December 31 ($ in millions)	2014	2013	2012
Origination fees and gains on loan sales	$153	453	821
Net mortgage servicing revenue:
Gross mortgage servicing fees	246	251	250
Mortgage servicing rights amortization	(119)	(166)	(186)
Net valuation adjustments on mortgage servicing rights and free-standing derivatives entered into to economically hedge MSR	30	162	(40)
Net mortgage servicing revenue	157	247	24
Mortgage banking net revenue	$310	700	845

Origination fees and gains on loan sales decreased $300 million in 2014 compared to 2013 primarily as the result of a 66% decrease in residential mortgage loan originations. Residential mortgage loan originations decreased to $7.5 billion in 2014 from $22.3 billion in 2013 due to strong refinancing activity that occurred during the year ended December 31, 2013.

Net mortgage servicing revenue is comprised of gross servicing fees and related servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net servicing revenue decreased $90 million in 2014 compared to 2013 driven primarily by a decrease of $132 million in net valuation adjustments, partially offset by a decrease in mortgage servicing rights amortization of $47 million.

The net valuation adjustment gain of $30 million during 2014 included $95 million in gains from derivatives economically hedging the MSRs partially offset by temporary impairment of $65 million on the MSRs. The net valuation adjustment gain of $162 million during 2013 included a recovery of temporary impairment of $192 million on MSRs partially offset by $30 million in losses from derivatives economically hedging the MSRs. Mortgage rates decreased during 2014 which caused the modeled prepayments speeds to increase, which led to temporary impairment on servicing rights during the year. Mortgage rates increased in 2013 which caused the modeled prepayment speeds to slow, and led to the recovery of temporary impairment on servicing rights in 2013.

Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of MSRs can be found in Note 11 of the Notes to Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk

39 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

associated with changes in the valuation on the MSR portfolio. Refer to Note 12 of the Notes to Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio.

The Bancorp’s total residential loans serviced as of December 31, 2014 and 2013 was $79.0 billion and $82.7 billion, respectively, with $65.4 billion and $69.2 billion, respectively, of residential mortgage loans serviced for others.

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp acquires various securities as a component of its non-qualifying hedging strategy. The Bancorp did not sell securities related to the non-qualifying hedging strategy during the year ended December 31, 2014. Net gains on the sale of these securities were $13 million during the year ended 2013, recorded in securities gains, net, non-qualifying hedges on mortgage servicing rights in the Bancorp’s Consolidated Statements of Income.

Card and processing revenue

Card and processing revenue increased $23 million in 2014 compared to 2013. The increase was primarily the result of an increase in the number of actively used cards as well as higher processing fees related to additional ATM locations. Debit card interchange revenue, included in card and processing revenue, was $128 million and $122 million for the years ended December 31, 2014 and 2013, respectively.

Other noninterest income

The major components of other noninterest income are as follows:

TABLE 12: COMPONENTS OF OTHER NONINTEREST INCOME
For the years ended December 31 ($ in millions)	2014	2013	2012
Gain on Vantiv, Inc. IPO and sale of Vantiv, Inc. shares	$148	336	272
Operating lease income	84	75	60
Equity method income from interest in Vantiv Holding, LLC	48	77	61
Cardholder fees	45	47	46
BOLI income	44	52	35
Valuation adjustments on the warrant and put options associated with Vantiv Holding, LLC	31	206	67
Banking center income	30	34	32
Consumer loan and lease fees	25	27	27
Insurance income	13	25	28
Gain on loan sales	-	3	20
Loss on OREO	(14)	(26)	(57)
Loss on swap associated with the sale of Visa, Inc. Class B shares	(38)	(31)	(45)
Other, net	34	54	28
Total other noninterest income	$450	879	574

Other noninterest income decreased $429 million in 2014 compared to 2013. The decrease included the impact of a gain of $125 million on the sale of Vantiv, Inc. shares in the second quarter of 2014 compared to gains totaling $327 million during the second and third quarters of 2013. The Bancorp recognized gains of $23 million and $9 million associated with a tax receivable agreement with Vantiv, Inc. in the fourth quarter of 2014 and 2013, respectively. In addition, the positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC were $31 million and $206 million for the years ended December 31, 2014 and 2013, respectively. The fair value of the stock warrant is calculated using the Black-Scholes valuation model, which utilizes several key inputs (Vantiv, Inc. stock price, strike price of the warrant and several unobservable inputs). The positive valuation adjustments for the years ended December 31, 2014 and 2013 were primarily due to increases of four percent and 60%, respectively, in Vantiv, Inc.’s share price from December 31, 2013 to December 31, 2014 and from December 31, 2012 to December 31, 2013, respectively. Equity method earnings from the Bancorp’s interest in Vantiv

Holding, LLC decreased $29 million from 2013 primarily due to charges taken by Vantiv Holding, LLC related to an acquisition in 2014 and a decrease in the Bancorp’s ownership percentage of Vantiv Holding, LLC from approximately 25% at December 31, 2013 to approximately 23% at December 31, 2014.

Insurance income decreased $12 million in 2014 compared to 2013 due to a decrease in premiums and fees collected in 2014. Additionally, the Bancorp recognized $38 million and $31 million in negative valuation adjustments related to the Visa total return swap for the years ended December 31, 2014 and 2013, respectively. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B shares and the valuation of the warrant and put options associated with the sale of Vantiv Holding, LLC, refer to Note 27 of the Notes to Consolidated Financial Statements.

The “other” caption decreased $20 million for the year ended 2014 compared to 2013. The decrease was primarily the result of $20 million in impairment charges in 2014 for branches and land. For more information on these impairment charges, refer to Note 7 of the Notes to Consolidated Financial Statements.

40  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense

Noninterest expense decreased $252 million, or six percent, for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to decreases in total personnel costs (salaries, wages and incentives plus employee benefits) and other noninterest expense. The components of noninterest expense are as follows:

TABLE 13: NONINTEREST EXPENSE
For the years ended December 31 ($ in millions)	2014	2013	2012	2011	2010
Salaries, wages and incentives	$1,449	1,581	1,607	1,478	1,430
Employee benefits	334	357	371	330	314
Net occupancy expense	313	307	302	305	298
Technology and communications	212	204	196	188	189
Card and processing expense	141	134	121	120	108
Equipment expense	121	114	110	113	122
Other noninterest expense	1,139	1,264	1,374	1,224	1,394
Total noninterest expense	$3,709	3,961	4,081	3,758	3,855
Efficiency ratio	61.1%	58.2	61.7	62.3	60.7

Total personnel costs decreased $155 million, or eight percent, in 2014 compared to 2013 driven by a decrease in incentive compensation primarily in the mortgage business due to lower production levels and a decrease in base compensation and employee benefits as a result of a decline in the number of full time equivalent employees in 2014. Full time equivalent employees totaled 18,351 at December 31, 2014 compared to 19,446 at December 31, 2013.

The major components of other noninterest expense are as follows:

TABLE 14: COMPONENTS OF OTHER NONINTEREST EXPENSE
For the years ended December 31 ($ in millions)	2014	2013	2012
Losses and adjustments	$188	221	187
Impairment on affordable housing investments	135	108	90
Loan and lease	119	158	183
Marketing	98	114	128
FDIC insurance and other taxes	89	127	114
Professional service fees	72	76	56
Operating lease	67	57	43
Travel	52	54	52
Postal and courier	47	48	48
Data processing	41	42	40
Recruitment and education	28	26	28
OREO expense	17	16	21
Insurance	16	17	18
Supplies	15	16	17
Intangible asset amortization	4	8	13
Loss on debt extinguishment	-	8	169
Benefit from the reserve for unfunded commitments	(27)	(17)	(2)
Other, net	178	185	169
Total other noninterest expense	$1,139	1,264	1,374

Total other noninterest expense decreased $125 million, or 10%, in 2014 compared to 2013 primarily due to decreases in loan and lease expense, FDIC insurance and other taxes, losses and adjustments, marketing expense, debt extinguishment costs and an increase in the benefit from the reserve for unfunded commitments, partially offset by increases in impairment on affordable housing investments.

Loan and lease expense decreased $39 million in 2014 compared to 2013 due to lower loan closing and appraisal costs driven by a decline in mortgage originations. FDIC insurance and other taxes decreased $38 million in 2014 compared to 2013 primarily due to the change in the mix of the Bancorp’s funding base and higher capital levels, a change in tax laws during 2014 and the implementation of the large bank assessment fee, which included billings for prior periods during 2013. Losses and adjustments decreased $33 million in 2014 compared to 2013 primarily due to a decrease in legal settlements and reserve expense. Marketing expense decreased $16 million in 2014 compared to 2013 due to management’s expense control efforts. Debt extinguishment costs decreased $8 million in 2014 compared to 2013. During the fourth quarter of 2013, the Bancorp incurred $8 million of debt extinguishment costs associated with the redemption of outstanding TruPS issued by Fifth Third Capital Trust IV. The benefit from the reserve for unfunded commitments was $27 million and $17 million in 2014 and 2013, respectively. The increase in the benefit recognized reflects a decrease in estimated loss rates related to unfunded commitments due to improved credit trends partially offset by an increase in unfunded commitments for which the Bancorp holds reserves.

Impairment on affordable housing investments increased $27 million in 2014 compared to 2013, primarily driven by a $12 million benefit from the sale of affordable housing investments in 2013 and incremental losses on previous investments.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net

41 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

interest income (FTE) and noninterest income) was 61.1% for 2014 compared to 58.2% in 2013.

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

The effective tax rates for the years ended December 31, 2014 and 2013 were primarily impacted by $164 million and $155 million, respectively, in tax credits, $27 million of tax benefit from tax exempt income in 2014 and 2013, respectively, and a $9 million non-cash charge to income tax expense related to stock-based awards during the year ended December 31, 2013. The Bancorp did not recognize a similar non-cash charge related to stock-based awards during the year ended December 31, 2014.

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees and directors. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised and where the Bancorp has not accumulated an excess tax benefit for previously exercised or released stock-based awards, the Bancorp is required to recognize a non-cash charge to income tax expense upon the write-off of the deferred tax asset previously established for these stock-based awards. As a result of the expiration of certain stock options and SARs, the lapse of restrictions on certain shares of restricted stock and because the Bancorp did not have an accumulated excess tax benefit, the Bancorp was required to recognize a non-cash charge to income tax expense of $9 million for the write-off of the deferred tax asset previously established for these awards during the year ended December 31, 2013. Based on the accumulated excess tax benefit at December 31, 2014 the Bancorp was not required to recognize a non-cash charge to income tax expense related to stock-based awards for the year ended December 31, 2014.

Based on the Bancorp’s stock price at December 31, 2014 and the Bancorp’s accumulation of an excess tax benefit through the year ended December 31, 2014, the Bancorp does not believe it will be required to recognize a non-cash charge to income tax expense over the next twelve months related to stock-based awards. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future. Therefore, it is possible the Bancorp may need to recognize a non-cash charge to income tax expense in the future.

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 15: APPLICABLE INCOME TAXES
For the years ended December 31 ($ in millions)	2014	2013	2012	2011	2010
Income before income taxes	$2,028	2,598	2,210	1,831	940
Applicable income tax expense	545	772	636	533	187
Effective tax rate	26.9%	29.7	28.8	29.1	19.8

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

The results of operations and financial position for the years ended December 31, 2013 and 2012 were adjusted to reflect the transfer of certain customers and Bancorp employees from Branch Banking to Commercial Banking, effective January 1, 2014. In addition, the 2013 and 2012 balances were adjusted to reflect a change in internal allocation methodology.

Net income (loss) by business segment is summarized in the following table:

TABLE 16: BUSINESS SEGMENT NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
For the years ended December 31 ($ in millions)	2014	2013	2012
Income Statement Data
Commercial Banking	$819	814	714
Branch Banking	346	204	144
Consumer Lending	(68)	183	223
Investment Advisors	54	68	43
General Corporate & Other	332	557	450
Net income	1,483	1,826	1,574
Less: Net income attributable to noncontrolling interests	2	(10)	(2)
Net income attributable to Bancorp	1,481	1,836	1,576
Dividends on preferred stock	67	37	35
Net income available to common shareholders	$1,414	1,799	1,541

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 17: COMMERCIAL BANKING
For the years ended December 31 ($ in millions)	2014	2013	2012
Income Statement Data
Net interest income (FTE)(a)	$1,673	1,612	1,550
Provision for loan and lease losses	235	194	249
Noninterest income:
Corporate banking revenue	429	392	402
Service charges on deposits	286	267	251
Other noninterest income	172	159	121
Noninterest expense:
Salaries, incentives and employee benefits	306	310	304
Other noninterest expense	1,013	925	883
Income before taxes	1,006	1,001	888
Applicable income tax expense(a)(b)	187	187	174
Net income	$819	814	714
Average Balance Sheet Data
Commercial loans, including held for sale	$51,310	47,762	44,028
Demand deposits	18,935	17,116	16,742
Interest checking deposits	8,068	7,095	7,795
Savings and money market deposits	5,946	4,987	3,368
Other time deposits and certificates - $100,000 and over	1,399	1,330	1,795
Foreign office deposits and other deposits	1,824	1,486	1,298
(a)	The FTE adjustments included in the above table were $21, $20 and $17 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(b)

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of the MD&A for additional information.

Comparison of 2014 with 2013

Net income was $819 million for the year ended December 31, 2014, compared to net income of $814 million for the year ended December 31, 2013. The increase in net income was the result of increases in net interest income and noninterest income, partially offset by increases in noninterest expense and the provision for loan and lease losses.

Net interest income increased $61 million from the prior year primarily due to growth in average commercial construction loans, an increase in FTP credits due to an increase in demand deposits and a decrease in FTP charges, partially offset by a decline in yields of 29 bps on average commercial loans.

Provision for loan and lease losses increased $41 million from the prior year due to an increase in net charge-offs related to certain impaired commercial and industrial loans in the first and third quarters of 2014. Net charge-offs as a percent of average portfolio loans and leases increased to 46 bps for 2014 compared to 41 bps for 2013.

Noninterest income increased $69 million from the prior year due to increases in corporate banking revenue, service charges on deposits and other noninterest income. Corporate banking revenue increased $37 million from 2013 primarily driven by increases in syndication fees and lease remarketing fees. Service charges on deposits increased $19 million from 2013 primarily driven by higher commercial deposit revenue which increased due to the acquisition of new customers and product expansion. Other noninterest income increased $13 million from 2013 primarily due to increases in operating lease income and card and processing revenue.

Noninterest expense increased $84 million from the prior year as a result of an increase in other noninterest expense, partially offset by a decrease in salaries, incentives and benefits. Other noninterest expense increased $88 million from 2013 driven by increases in corporate overhead allocations, impairment on affordable housing investments and operating lease expense. The decrease in salaries, incentives and employee benefits of $4 million was due to a decrease in incentive compensation resulting from a change to the structure of the incentive compensation plans in the first quarter of 2014.

Average commercial loans increased $3.5 billion from the prior year primarily due to increases in average commercial and industrial loans and average commercial construction loans, partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial portfolio loans and average commercial construction portfolio loans increased $3.5 billion and $689 million, respectively, from the prior year as a result of an increase in new loan origination activity and utilization resulting from a strengthening economy and targeted marketing efforts. Average commercial mortgage portfolio loans decreased $651 million from the prior year due to continued run-off as the level of new originations was less than the repayments on the current portfolio.

Average core deposits increased $4.1 billion from the prior year. The increase was the result of strong growth in average demand deposits, average interest checking deposits, average savings and money market deposits and average foreign deposits and other deposits which increased $1.8 billion, $973 million, $959 million and $338 million, respectively, from to the prior year.

Comparison of 2013 with 2012

Net income was $814 million for the year ended December 31, 2013, compared to net income of $714 million for the year ended December 31, 2012. The increase in net income was primarily driven by increases in net interest income and noninterest income

44 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and a decrease in the provision for loan and lease losses, partially offset by higher noninterest expense.

Net interest income increased $62 million from 2012 primarily due to growth in average commercial and industrial loans, an increase in FTP credits due to increases in savings and money market deposits and demand deposits and a decrease in FTP charges on loans, partially offset by a decline in yields of 28 bps on average commercial loans.

Provision for loan and lease losses decreased $55 million from 2012 as a result of improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 41 bps for 2013 compared to 57 bps for 2012.

Noninterest income increased $44 million from 2012 primarily due to increases in other noninterest income and service charges on deposits, partially offset by a decrease in corporate banking revenue. The increase in other noninterest income of $38 million from 2012 was primarily due to decreases in negative valuation adjustments on OREO, increases in operating lease income and card and processing revenue, and decreases in negative valuation adjustments on loans held for sale, partially offset by decreases in gains on loan sales. Service charges on deposits increased $16 million from 2012 primarily driven by commercial deposit revenue which increased due to fee repricing and the acquisition of new customers. The decrease in corporate banking revenue of $10 million from the prior year was primarily driven by decreases in lease remarketing and letter of credit fees, partially offset by increases in syndication fees, foreign exchange fees and business lending fees.

Noninterest expense increased $48 million from 2012 as a result of increases in other noninterest expense and salaries, incentives and employee benefits. Other noninterest expense increased $42 million from the prior year primarily driven by increases in impairment on affordable housing investments and operating lease expense, partially offset by a decrease in loan and lease expense. The increase in salaries, incentives and employee benefits of $6 million from 2012 was primarily the result of an increase in base compensation primarily driven by improved production levels.

Average commercial loans increased $3.7 billion from the prior year primarily due to an increase in average commercial and industrial loans, partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial portfolio loans increased $4.9 billion from December 31, 2012 as a result of an increase in new origination activity from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage loans decreased $1.1 billion due to continued run-off as the level of new originations was less than the repayments of the existing portfolio.

Average core deposits increased $1.5 billion from December 31, 2012. The increase was primarily driven by strong growth in average savings and money market deposits and average demand deposits, which increased $1.6 billion and $374 million, respectively, from to the prior year, partially offset by a decrease in interest checking deposits of $700 million.

Branch Banking

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,302 full-service Banking Centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 18: BRANCH BANKING
For the years ended December 31 ($ in millions)	2014	2013	2012
Income Statement Data
Net interest income	$1,546	1,356	1,261
Provision for loan and lease losses	181	210	268
Noninterest income:
Service charges on deposits	272	279	268
Card and processing revenue	226	207	195
Investment advisory revenue	152	148	129
Other noninterest income	70	106	107
Noninterest expense:
Salaries, incentives and employee benefits	537	547	537
Net occupancy and equipment expense	246	241	238
Card and processing expense	133	125	115
Other noninterest expense	635	660	579
Income before taxes	534	313	223
Applicable income tax expense	188	109	79
Net income	$346	204	144
Average Balance Sheet Data
Consumer loans, including held for sale	$14,978	15,223	14,926
Commercial loans, including held for sale	1,583	1,807	1,905
Demand deposits	11,228	10,750	8,391
Interest checking deposits	8,998	8,841	9,080
Savings and money market deposits	23,911	22,110	22,031
Other time deposits and certificates - $100,000 and over	4,690	4,709	5,386

45  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of 2014 with 2013

Net income was $346 million for the year ended December 31, 2014, compared to net income of $204 million for the year ended December 31, 2013. The increase was driven by an increase in net interest income and declines in the provision for loan and lease losses and noninterest expense, partially offset by a decrease in noninterest income.

Net interest income increased $190 million from the prior year primarily driven by increases in the FTP credit rates for savings and money market deposits, demand deposits and interest checking deposits and a decrease in the FTP charges on loans and leases. These increases were partially offset by declines in yields on average commercial loans and a decrease in interest income relating to the Bancorp’s decision to no longer enroll new customers in the deposit advance product.

Provision for loan and lease losses for 2014 decreased $29 million from the prior year as a result of improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 110 bps for 2014 compared to 123 bps for 2013.

Noninterest income decreased $20 million from the prior year. The decrease was primarily driven by decreases in other noninterest income and service charges on deposits, partially offset by an increase in card and processing revenue. Other noninterest income decreased $36 million from 2013 primarily due to $20 million in impairment charges in 2014 for branches and land. For more information on these impairment charges, refer to Note 7 of the Notes to Consolidated Financial Statements. The remaining decrease in other noninterest income was primarily due to decreases in gains on loan sales and mortgage origination fees and retail service fees. Service charges on deposits decreased $7 million from 2013 primarily due to a decrease in consumer checking and savings fees from a decline in the percentage of consumer customers being charged service fees. Card and processing revenue increased $19 million from the prior year primarily as a result of an increase in the number of actively used cards as well as higher processing fees related to additional ATM locations.

Noninterest expense decreased $22 million from the prior year, primarily driven by decreases in other noninterest expense and salaries, incentives and employee benefits, partially offset by increases in card and processing expense and net occupancy and equipment expense. Other noninterest expense decreased $25 million from the prior year due to lower marketing expense and loan and lease expense. Salaries, incentives and employee benefits decreased $10 million from the prior year primarily driven by lower compensation costs due to a decline in the number of full-time equivalent employees. Card and processing expense increased $8 million from 2013 primarily due to higher rewards expense relating to credit cards and increased fraud-related charges. Net occupancy and equipment expense increased $5 million from 2013 primarily due to an increase in rent expense driven by additional ATM locations.

Average consumer loans decreased $245 million in 2014 primarily due to a decrease in average home equity loans of $382 million as payoffs exceeded new advances and new loan production. This decrease was partially offset by an increase in average credit card loans of $147 million from the prior year primarily due to an increase in open and active accounts driven by the volume of new accounts.

Average core deposits increased $2.4 billion from the prior year primarily driven by net growth in average savings and money market deposits of $1.8 billion and growth in average demand deposits of $478 million.

Comparison of 2013 with 2012

Net income was $204 million for the year ended December 31, 2013, compared to net income of $144 million for the year ended December 31, 2012. The increase was driven by an increase in net interest income and noninterest income and a decline in the provision for loan and lease losses, partially offset by an increase in noninterest expense.

Net interest income increased $95 million from 2012 primarily driven by an increase in the FTP credit rates for savings and money market deposits, demand deposits and interest checking deposits, a decrease in the FTP charges on loans and leases and a decline in interest expense on core deposits due to favorable shifts from certificates of deposit to lower cost transaction deposits.

Provision for loan and lease losses for 2013 decreased $58 million from 2012 as a result of improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 123 bps for 2013 compared to 159 bps for 2012.

Noninterest income increased $41 million from 2012. The increase was primarily driven by increases in investment advisory revenue, card and processing revenue and service charges on deposits. Investment advisory revenue increased $19 million from 2013 primarily due to increased securities and brokerage fees due to an increase in equity and bond market values. Card and processing revenue increased $12 million from the prior year due to higher transaction volumes, higher levels of consumer spending and the benefit of new products. Service charges on deposits increased $11 million from 2012 primarily due to an increase in account maintenance fees due to the full year impact of new deposit product offerings.

Noninterest expense increased $104 million from 2012, primarily driven by increases in salaries, incentives and employee benefits, card and processing expense and other noninterest expense. Salaries, incentives and employee benefits increased from 2012 primarily due to an increase in bonus and incentive compensation associated with improved securities and brokerage revenue. Card and processing expense increased from 2012 due primarily to increases in debit and credit card transaction volumes, consumer spending, fraud insurance costs and credit card rewards expense. The increase in other noninterest expense was primarily due to an increase in corporate overhead allocations during 2013 compared to 2012.

Average consumer loans increased $297 million in 2013 primarily due to increases in average residential mortgage portfolio loans of $942 million from the prior year as a result of continued retention of certain shorter term residential mortgage loans. In addition, average credit card loans increased from 2012 due to increases in average balances per account and the volume of new customers. These increases were partially offset by decreases in average home equity portfolio loans of $743 million from 2012 as payoffs exceeded new loan production.

Average core deposits increased $1.7 billion from the prior year as growth in demand deposits due to excess customer liquidity and a continued low interest rate environment was partially offset by the run-off of higher priced other time deposits.

Consumer Lending

Consumer Lending includes the Bancorp’s mortgage, home equity, automobile and other indirect lending activities. Lending activities include the origination, retention and servicing of mortgage and home equity loans or lines of credit, sales and securitizations of those loans, pools of loans or lines of credit, and all associated hedging activities. Indirect lending activities include loans to consumers through correspondent lenders and automobile dealers.

46 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table contains selected financial data for the Consumer Lending segment:

TABLE 19: CONSUMER LENDING
For the years ended December 31 ($ in millions)	2014	2013	2012
Income Statement Data
Net interest income	$257	312	314
Provision for loan and lease losses	156	92	176
Noninterest income:
Mortgage banking net revenue	304	687	830
Other noninterest income	42	61	46
Noninterest expense:
Salaries, incentives and employee benefits	122	215	231
Other noninterest expense	430	470	439
(Loss) income before taxes	(105)	283	344
Applicable income tax (benefit) expense	(37)	100	121
Net (loss) income	$(68)	183	223
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$8,866	10,222	10,143
Home equity	483	560	643
Automobile loans, including held for sale	11,517	11,409	11,191
Other consumer loans and leases	19	16	30

Comparison of 2014 with 2013

Consumer Lending incurred a net loss of $68 million in 2014 compared to net income of $183 million in 2013. The decrease was driven by decreases in net interest income and noninterest income and an increase in the provision for loan and lease losses, partially offset by a decrease in noninterest expense.

Net interest income decreased $55 million from the prior year primarily due to decreases in average residential mortgage loans and average home equity loans as well as lower yields on average automobile loans, partially offset by a decrease in FTP charges on loans and leases.

The provision for loan and lease losses increased $64 million from the prior year primarily due to an $87 million charge-off related to the transfer of certain residential mortgage loans from the portfolio to held for sale in the fourth quarter of 2014, partially offset by improved delinquency metrics on home equity loans. Net charge-offs as a percent of average loans and leases increased to 77 bps for 2014 compared to 46 bps for 2013.

Noninterest income decreased $402 million from 2013 as a result of decreases in mortgage banking net revenue of $383 million and other noninterest income of $19 million. The decrease in mortgage banking net revenue was due to a $293 million decline in mortgage origination fees and gains on loan sales due to a decline in mortgage originations and a $90 million decrease in net mortgage servicing revenue. Refer to the Noninterest Income section of MD&A for additional information on the fluctuations in mortgage banking net revenue. The decrease in other noninterest income was primarily due to a $16 million decrease in securities gains.

Noninterest expense decreased $133 million due to decreases of $93 million in salaries, incentives and benefits and $40 million in other noninterest expense from the prior year. The decrease in salaries, incentives and employee benefits was primarily the result of lower mortgage loan originations. The decrease in other noninterest expense was primarily due to decreases in loan and lease expense and corporate overhead allocations.

Average consumer loans and leases decreased $1.3 billion from the prior year. Average residential mortgage loans, including held for sale, decreased $1.4 billion from the prior year due primarily to a decline of $1.5 billion in average residential mortgage loans held for sale from reduced origination volumes driven by a reduction in refinance activity and the exit of the broker origination channel during 2014. This decrease was partially offset by the continued retention of certain shorter term residential mortgage loans originated through the Bancorp’s retail branches and the decision to retain certain conforming ARMs and certain other fixed-rate loans originated during the year ended December 31, 2014. Average home equity loans decreased $77 million from the prior year as payoffs exceeded new loan production. Average automobile loans, including held for sale, increased $108 million for the current year from the prior year due to new originations exceeding run-off.

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

The provision for loan and lease losses decreased $84 million from 2012 as delinquency metrics and underlying loss trends improved across all consumer loan types. Net charge-offs as a percent of average loans and leases decreased to 46 bps for 2013 compared to 88 bps for 2012.

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

47 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest expense increased $15 million driven by an increase of $31 million in other noninterest expense, partially offset by a decrease of $16 million in salaries, incentives and employee benefits compared to 2012. The increase in other noninterest expense was primarily due to higher litigation expense and an increase in corporate overhead allocations, partially offset by a decrease in loan and lease expense due to lower appraisal costs. The decrease in salaries, incentives and employee benefits was due to a decline in incentive compensation driven primarily by a decline in originations during 2013 compared to 2012, partially offset by an increase in deferred compensation for 2013 compared to 2012.

Average consumer loans and leases increased $200 million from 2012. Average residential mortgage loans, including held for sale, increased $79 million for 2013 compared to 2012 due to strong refinancing activity that occurred in the first half of 2013. Average automobile loans increased $218 million in 2013 compared to 2012 due to an increase in originations primarily driven by modest improvement in general economic conditions and a continued low interest rate environment. Average home equity portfolio loans decreased $83 million for 2013 compared to 2012 as payoffs exceeded new loan production. Average other consumer loans and leases decreased $14 million in 2013 resulting from a decrease in average consumer leases due to run-off as the Bancorp discontinued automobile leasing in 2008, partially offset by an increase in average other consumer loans.

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

The following table contains selected financial data for the Investment Advisors segment:

TABLE 20: INVESTMENT ADVISORS
For the years ended December 31 ($ in millions)	2014	2013	2012
Income Statement Data
Net interest income	$121	154	117
Provision for loan and lease losses	3	2	10
Noninterest income:
Investment advisory revenue	397	384	366
Other noninterest income	13	22	30
Noninterest expense:
Salaries, incentives and employee benefits	162	159	161
Other noninterest expense	283	294	276
Income before taxes	83	105	66
Applicable income tax expense	29	37	23
Net income	$54	68	43
Average Balance Sheet Data
Loans and leases	$2,270	2,014	1,877
Core deposits	9,535	8,815	7,709

Comparison of 2014 with 2013

Net income was $54 million in 2014 compared to net income of $68 million for 2013. The decrease in net income was primarily due to a decrease in net interest income, partially offset by a decrease in noninterest expense and an increase in noninterest income.

Net interest income decreased $33 million from 2013 primarily due to a decrease in the FTP credit rate on certain interest checking deposits.

Noninterest income increased $4 million from the prior year due to a $13 million increase in investment advisory revenue primarily driven by an increase of $12 million in private client services revenue due to growth in personal asset management fees, partially offset by a decrease in securities broker fees due to a decline in transactional brokerage revenue. This increase was partially offset by a $9 million decrease in other noninterest income as other noninterest income in the prior year included gains on the sale of certain advisory contracts.

Noninterest expense decreased $8 million from the prior year primarily due to a decrease in other noninterest expense driven by decreases in operational losses, marketing expense and corporate overhead allocations.

Average loans and leases increased $256 million from the prior year primarily driven by increases in average residential mortgage loans and average commercial mortgage loans, partially offset by a decrease in average home equity loans. Average core deposits increased $720 million from the prior year due to growth in average interest checking balances as customers have opted to maintain excess funds in liquid transaction accounts as a result of interest rates remaining near historic lows.

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

Average loans and leases increased $137 million compared to 2012 primarily driven by increases in average residential mortgage, average other consumer and average commercial and industrial loans, partially offset by a decrease in average commercial mortgage loans. Average core deposits increased $1.1 billion compared to 2012 due to growth in interest checking as customers have opted to maintain excess funds in liquid transaction accounts as a result of the low interest rate environment.

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

Comparison of 2014 with 2013

Results for 2014 and 2013 were impacted by a benefit of $260 million and $269 million, respectively, due to reductions in the ALLL. Net interest income decreased from $147 million in 2013 to $3 million for 2014 primarily due to increases in FTP credits and interest expense on long-term debt and a decrease in the benefit related to the FTP charges on loans and leases, partially offset by an increase in interest income on taxable securities. Noninterest income was $256 million for 2014 compared to $659 million in 2013. Noninterest income included the impact of a gain of $125 million on the sale of Vantiv, Inc. shares in the second quarter of 2014 compared to gains totaling $327 million during the second and third quarters of 2013. The Bancorp also recognized gains of $23 million and $9 million associated with a tax receivable agreement with Vantiv, Inc. in the fourth quarter of 2014 and 2013, respectively. The positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC were $31 million and $206 million for the years ended December 31, 2014 and 2013, respectively. Additionally, the equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $29 million from 2013. Noninterest income also included $38 million in negative valuation adjustments related to the Visa total return swap for the year ended December 31, 2014 compared to $31 million for the year ended December 31, 2013.

Noninterest expense for the year ended December 31, 2014 was a benefit of $12 million compared to an expense of $159 million for the year ended December 31, 2013. The decrease was driven by decreases in compensation expense, FDIC insurance and other taxes and litigation and regulatory activity, partially offset by a decrease in the benefit from other noninterest expense driven by decreased corporate overhead allocations from General Corporate and Other to the other business segments.

Comparison of 2013 with 2012

Results for 2013 and 2012 were impacted by a benefit of $269 million and $400 million, respectively, due to reductions in the ALLL. The decrease in provision expense was primarily due to a decrease in nonperforming loans and leases and improvements in delinquency metrics and underlying loss trends. Net interest income decreased from $370 million in 2012 to $147 million for 2013 primarily due to a decrease in FTP charges partially offset by a decrease in interest expense on long-term debt. Noninterest income increased $278 million compared to 2012 primarily due to positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC which increased $139 million in 2013 compared to 2012. In addition, gains of $242 million and $85 million were recognized on the sales of Vantiv, Inc. shares in the second and third quarters of 2013, respectively, compared to gains of $115 million related to the Vantiv, Inc. IPO and $157 million on the sale of Vantiv, Inc. shares in 2012. The Bancorp also recognized a gain of $9 million associated with a tax receivable agreement with Vantiv, Inc. in the fourth quarter of 2013. The equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC increased $16 million from 2012.

Noninterest expense decreased $286 million compared to 2012 due to decreases in other noninterest expense and total personnel costs. Other noninterest expense decreased due to a decrease in debt extinguishment costs, an increase in corporate overhead allocations assigned to the segments, a decrease in loan and lease expense and a decrease in losses and adjustments. Debt extinguishment costs decreased $161 million during 2013 compared to 2012. During the fourth quarter of 2013, the Bancorp incurred $8 million of debt extinguishment costs associated with the redemption of outstanding TruPS issued by Fifth Third Capital Trust IV. During 2012, the Bancorp incurred $160 million of debt extinguishment costs associated with the redemption of certain TruPS and the termination of certain FHLB debt. Loan and lease expense decreased $72 million during 2013 compared to 2012 primarily due to a decrease in loan closing fees due to a decline in mortgage originations. Losses and adjustments decreased $17 million compared to 2012 primarily driven by a decline in the provision for representation and warranty claims partially offset by an increase in litigation expense. The provision for representation and warranty claims changed from a $49 million expense for the year ended December 31, 2012 to a benefit of $39 million for the year ended December 31, 2013 due to the Bancorp recording significant additions to the reserve in 2012 as the result of additional information obtained from FHLMC regarding their file selection criteria which enabled the Bancorp to better estimate the losses that were probable on loans sold to FHLMC with representation and warranty provisions. In addition, 2013 included a decrease in the representation and warranty reserve due to improving underlying repurchase metrics and the settlement with FHLMC. The decrease in representation and warranty expense was partially offset by a $54 million increase in litigation expense. Total personnel costs decreased $38 million from 2012 due primarily to decreases in incentive compensation and employee benefits.

49 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOURTH QUARTER REVIEW

The Bancorp’s 2014 fourth quarter net income available to common shareholders was $362 million, or $0.43 per diluted share, compared to net income available to common shareholders of $328 million, or $0.39 per diluted share, for the third quarter of 2014 and net income available to common shareholders of $383 million, or $0.43 per diluted share, for the fourth quarter of 2013. Fourth quarter 2014 earnings included a $56 million positive adjustment on the valuation of the warrant associated with the sale of Vantiv Holding, LLC, a $23 million gain from Vantiv Inc. pursuant to a tax receivable agreement and a $19 million charge related to the valuation of the total return swap entered into as part of the 2009 sale of Visa, Inc. Class B shares. Third quarter 2014 results included a $53 million negative adjustment on the valuation of the warrant associated with the sale of Vantiv Holding, LLC. Fourth quarter 2013 earnings included a $91 million positive adjustment on the valuation of the warrant associated with the sale of Vantiv Holding, LLC, $69 million in net charges to increase litigation reserves, an $18 million charge related to the valuation of the total return swap entered into as part of the 2009 sale of Visa, Inc. Class B shares and $8 million of debt extinguishment costs associated with the redemption of TruPS issued by Fifth Third Capital Trust IV.

Fourth quarter 2014 net interest income of $888 million decreased $20 million from the third quarter of 2014 and $17 million from the same period a year ago. Interest income decreased $7 million from the third quarter of 2014 primarily driven by the effects of loan repricing and lower average investment securities balances. Interest expense increased $13 million from the third quarter of 2014 primarily driven by the issuance of $850 million of long-term debt during the third quarter and higher deposit costs during the quarter. The decrease in net interest income in comparison to the fourth quarter of 2013 was driven by the effects of loan repricing and higher interest expense from increased long-term debt balances, partially offset by higher average investment securities balances and average loan balances.

Fourth quarter 2014 noninterest income of $653 million increased $133 million compared to the third quarter of 2014 and decreased $50 million compared to the fourth quarter of 2013. The increase from the third quarter of 2014 was primarily due to increases in other noninterest income and corporate banking revenue. The year-over-year decline was primarily the result of lower mortgage banking net revenue and other noninterest income, partially offset by higher corporate banking revenue.

Service charges on deposits of $142 million decreased $3 million from the previous quarter and were flat compared to the fourth quarter of 2013. The decrease from the third quarter of 2014 was primarily due to a decrease in commercial service charges due to a decrease in treasury management fees and a decrease in retail service charges due to lower overdraft occurrences.

Corporate banking revenue of $120 million increased $20 million from the previous quarter and $26 million from the fourth quarter of 2013. The increase from the third quarter of 2014 was primarily due to a $13 million increase in syndication fees during the fourth quarter of 2014 due to the investment in resources in the commercial business. In addition, the increase from the third quarter of 2014 was due to an increase in business lending fees and an increase in foreign exchange fees, partially offset by a decrease in institutional sales revenue. The year-over-year increase was driven by higher syndication fees and lease remarketing fees. The increase in syndication fees from the fourth quarter of 2013 was due to the investment in resources in the commercial business and a strengthening economy. The increase in lease remarketing fees year-over-year was impacted by a $9 million write-down of equipment value on an operating lease during the fourth quarter of 2013.

Investment advisory revenue of $100 million decreased $3 million from the previous quarter and increased $2 million from the fourth quarter of 2013. The decline from the third quarter of 2014 was due to a decrease in private client service fees and insurance fees relative to elevated levels in the third quarter, as well as a decrease in securities and brokerage fees due to a continued shift from transaction-based fees to recurring revenue streams. The year-over-year increase was due to an increase in personal asset management fees due to market-related growth, partially offset by a decrease in securities and brokerage fees.

Mortgage banking net revenue was $61 million in both the fourth and third quarters of 2014 and $126 million in the fourth quarter of 2013. Fourth quarter 2014 originations were $1.7 billion, compared with $2.1 billion in the previous quarter and $2.6 billion in the fourth quarter of 2013. Fourth quarter 2014 originations resulted in gains of $36 million on mortgages sold, compared with gains of $34 million during the previous quarter and $60 million during the fourth quarter of 2013. The increase from the prior quarter was driven by higher gain on sale margins, partially offset by lower production. The decrease from the prior year was due to lower production, including Fifth Third’s exit from the broker channel, partially offset by higher gain on sale margins. Mortgage servicing fees were $60 million in the fourth quarter of 2014, $61 million in the third quarter of 2014 and $63 million in the fourth quarter of 2013. Mortgage banking net revenue is also affected by net servicing asset valuation adjustments, which include MSR amortization and MSR valuation adjustments, including mark-to-market adjustments on free-standing derivatives used to economically hedge the MSR portfolio. These net servicing asset valuation adjustments were negative $34 million in both the fourth and third quarters of 2014 and positive $3 million in the fourth quarter of 2013.

Card and processing revenue of $76 million increased $1 million compared to the third quarter of 2014 and $5 million from the fourth quarter of 2013. The increases from both periods were driven by higher transaction volumes and an increase in the number of actively used cards.

Other noninterest income of $150 million increased $117 million compared to the third quarter of 2014 and decreased $20 million from the fourth quarter of 2013. Fourth quarter 2014 results included a $56 million positive valuation adjustment on the Vantiv Holding, LLC warrant and $23 million in gains pursuant to Fifth Third’s tax receivable agreement with Vantiv Holding, LLC. This compares with a $53 million negative warrant valuation adjustment in the third quarter of 2014, and a $91 million positive warrant valuation adjustment in the fourth quarter of 2013 as well as $9 million in gains pursuant to Fifth Third’s tax receivable agreement with Vantiv Holding, LLC, recognized in the fourth quarter of 2013. Quarterly results also included charges related to the valuation of the total return swap entered into as part of the 2009 sale of Visa, Inc. Class B shares. Negative valuation adjustments on this swap were $19 million, $3 million and $18 million in the fourth quarter of 2014, the third quarter of 2014 and the fourth quarter of 2013, respectively.

The net gains on investment securities were $4 million in the fourth quarter of 2014, $3 million in the third quarter of 2014 and $2 million in the fourth quarter of 2013.

Noninterest expense of $918 million increased $30 million from the previous quarter and decreased $71 million from the fourth quarter of 2013. The increase in noninterest expense compared to the third quarter of 2014 was driven by an increase in personnel costs, an increase in provision expense from the reserve for unfunded commitments and an increase in operational losses in the fourth quarter of 2014. The decrease in noninterest expense

50 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from the fourth quarter of 2013 was primarily due to $69 million in charges to litigation reserves in the fourth quarter of 2013 compared to a $3 million reversal of litigation reserves in the fourth quarter of 2014, partially offset by an increase in credit-related costs in the fourth quarter of 2014.

The ALLL as a percentage of portfolio loans and leases was 1.47% as of December 31, 2014, compared to 1.56% as of September 30, 2014 and 1.79% as of December 31, 2013. Net

charge-offs were $191 million in the fourth quarter of 2014, or 83 bps of average loans on an annualized basis, compared with net charge-offs of $115 million in the third quarter of 2014 and $148 million in the fourth quarter of 2013. During the fourth quarter of 2014, the Bancorp transferred certain residential mortgage loans from the portfolio to held for sale resulting in a charge-off of $87 million.

TABLE 21: QUARTERLY INFORMATION (unaudited)
	2014				2013
For the three months ended ($ in millions, except per share data)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Net interest income(a)	$888	908	905	898	905	898	885	893
Provision for loan and lease losses	99	71	76	69	53	51	64	62
Noninterest income	653	520	736	564	703	721	1,060	743
Noninterest expense	918	888	954	950	989	959	1,035	978
Net income attributable to Bancorp	385	340	439	318	402	421	591	422
Net income available to common shareholders	362	328	416	309	383	421	582	413
Earnings per share, basic	0.44	0.39	0.49	0.36	0.44	0.47	0.67	0.47
Earnings per share, diluted	0.43	0.39	0.49	0.36	0.43	0.47	0.65	0.46
(a)

Amounts presented on a FTE basis. The FTE adjustment for the three months ended December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013 was $5.

COMPARISON OF THE YEAR ENDED 2013 WITH 2012

The Bancorp’s net income available to common shareholders for the year ended December 31, 2013 was $1.8 billion, or $2.02 per diluted share, which was net of $37 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2012 was $1.5 billion, or $1.66 per diluted share, which was net of $35 million in preferred stock dividends. Overall, credit trends improved in 2013, and as a result, the provision for loan and lease losses decreased to $229 million in 2013 compared to $303 million in 2012.

Net interest income was $3.6 billion for both the years ended December 31, 2013 and 2012. Net interest income was negatively impacted by a decline of 36 bps in yields on the Bancorp’s interest-earning assets, partially offset by a $4.3 billion increase in average loans and leases due primarily to increases in average commercial and industrial loans and average residential mortgage loans. In addition, interest expense decreased primarily due to a decrease in rates paid on average long-term debt and a reduction in higher cost average long-term debt.

Noninterest income increased $228 million, or eight percent, in 2013 compared to 2012. The increase from 2012 was primarily due to increases in other noninterest income partially offset by decreases in mortgage banking net revenue. Other noninterest income increased $305 million compared to 2012, primarily due to positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC. In addition, the Bancorp recognized gains of $242 million and $85 million, on the sale of Vantiv, Inc. shares in the second and third quarters of 2013, respectively, compared to gains of $115 million related to the Vantiv, Inc. IPO recorded in the first quarter of 2012 and a $157 million gain on the sale of Vantiv shares during the fourth quarter of 2012. Mortgage banking net revenue decreased $145 million for the year ended December 31, 2013 compared to 2012 primarily due to a decrease in origination fees and gains on loan sales partially offset by an increase in positive net valuation adjustments on mortgage servicing rights and free-standing derivatives entered into to economically hedge the MSR portfolio.

Noninterest expense decreased $120 million, or three percent, in 2013 compared to 2012 primarily due to a decrease in other noninterest expense driven by a decrease in debt extinguishment costs and a decrease in the provision for representation and warranty claims partially offset by an increase in litigation expense.

Net charge-offs as a percent of average portfolio loans and leases decreased to 0.58% during 2013 compared to 0.85% during 2012 largely due to improved credit trends across all commercial and consumer loan types.

The Bancorp took a number of actions that impacted its capital position in 2013. In March of 2013, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2013 CCAR. The FRB indicated to the Bancorp that it did not object to the following proposed capital actions for the period beginning April 1, 2013 and ending March 31, 2014: the potential increase in its quarterly common stock dividend to $0.12 per share; the potential repurchase of up to $750 million in TruPS, subject to the determination of a regulatory capital event and replacement with the issuance of a similar amount of Tier II-qualifying subordinated debt; the potential conversion of the $398 million in outstanding Series G 8.5% convertible preferred stock into approximately 35.5 million common shares issued to the holders and the repurchase of an equivalent amount of common shares issued in the conversion up to $550 million in market value, and the issuance of $550 million in preferred shares; the potential repurchase of common shares in an amount up to $984 million, including any shares issued in a Series G preferred stock conversion; incremental repurchase of common shares in the amount of any after-tax gains from the sale of Vantiv, Inc stock and the potential issuance of an additional $500 million in preferred stock. Actions consistent with these proposed capital actions were substantially completed in 2013.

The FRB launched the 2014 stress testing program and CCAR on November 1, 2013. The stress testing results and capital plan were submitted by the Bancorp to the FRB on January 6, 2014.

Additionally, the Bancorp entered into a number of accelerated share repurchase transactions in 2013. Refer to Note 23 of the Notes to Consolidated Financial Statements for more information on the accelerated share repurchase transactions.

51 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its loans and leases based upon the primary purpose of the loan or lease. Table 22 summarizes end of period loans and leases, including loans held for sale and Table 23 summarizes average total loans and leases, including loans held for sale.

TABLE 22: COMPONENTS OF TOTAL LOANS AND LEASES (INCLUDES HELD FOR SALE)
As of December 31 ($ in millions)	2014	2013	2012	2011	2010
Commercial:
Commercial and industrial loans	$40,801	39,347	36,077	30,828	27,275
Commercial mortgage loans	7,410	8,069	9,116	10,214	10,992
Commercial construction loans	2,071	1,041	707	1,037	2,111
Commercial leases	3,721	3,626	3,549	3,531	3,378
Subtotal – commercial	54,003	52,083	49,449	45,610	43,756
Consumer:
Residential mortgage loans	13,582	13,570	14,873	13,474	10,857
Home equity	8,886	9,246	10,018	10,719	11,513
Automobile loans	12,037	11,984	11,972	11,827	10,983
Credit card	2,401	2,294	2,097	1,978	1,896
Other consumer loans and leases	436	381	312	364	702
Subtotal – consumer	37,342	37,475	39,272	38,362	35,951
Total loans and leases	$91,345	89,558	88,721	83,972	79,707
Total portfolio loans and leases (excludes loans held for sale)	$90,084	88,614	85,782	81,018	77,491

Loans and leases, including loans held for sale, increased $1.8 billion, or two percent, from December 31, 2013. The increase in loans and leases from December 31, 2013 was the result of a $1.9 billion, or four percent, increase in commercial loans and leases partially offset by a $133 million decrease in consumer loans and leases.

Commercial loans and leases increased from December 31, 2013 primarily due to increases in commercial and industrial loans and commercial construction loans partially offset by a decrease in commercial mortgage loans. Commercial and industrial loans increased $1.5 billion, or four percent, from December 31, 2013 and commercial construction loans increased $1.0 billion, or 99%, from December 31, 2013 primarily driven by an increase in new loan origination activity and utilization resulting from a strengthening economy and targeted marketing efforts. Commercial mortgage loans decreased $659 million, or eight percent, from December 31, 2013 due to continued run-off as the level of new originations was outpaced by increased repayments on the current portfolio.

Consumer loans and leases decreased from December 31, 2013 primarily due to a decrease in home equity partially offset by an increase in credit card loans. Home equity decreased $360 million, or four percent, from December 31, 2013 as payoffs exceeded new loan production. Credit card loans increased $107 million, or five percent, from December 31, 2013 primarily due to an increase in average balances per account and an increase in new customer accounts.

TABLE 23: COMPONENTS OF AVERAGE TOTAL LOANS AND LEASES (INCLUDES HELD FOR SALE)
For the years ended December 31 ($ in millions)	2014	2013	2012	2011	2010
Commercial:
Commercial and industrial loans	$41,178	37,770	32,911	28,546	26,334
Commercial mortgage loans	7,745	8,481	9,686	10,447	11,585
Commercial construction loans	1,492	793	835	1,740	3,066
Commercial leases	3,585	3,565	3,502	3,341	3,343
Subtotal – commercial	54,000	50,609	46,934	44,074	44,328
Consumer:
Residential mortgage loans	13,344	14,428	13,370	11,318	9,868
Home equity	9,059	9,554	10,369	11,077	11,996
Automobile loans	12,068	12,021	11,849	11,352	10,427
Credit card	2,271	2,121	1,960	1,864	1,870
Other consumer loans and leases	385	360	340	529	743
Subtotal – consumer	37,127	38,484	37,888	36,140	34,904
Total average loans and leases	$91,127	89,093	84,822	80,214	79,232
Total average portfolio loans and leases (excludes loans held for sale)	$90,485	86,950	82,733	78,533	77,045

Average loans and leases, including loans held for sale, increased $2.0 billion, or two percent, from December 31, 2013. The increase from December 31, 2013 was the result of a $3.4 billion, or seven percent, increase in average commercial loans and leases partially offset by a $1.4 billion, or four percent, decrease in average consumer loans and leases.

Average commercial loans and leases increased from December 31, 2013 primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial loans increased $3.4 billion, or nine percent, from December 31, 2013 and average commercial construction loans increased $699

52 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million, or 88%, from December 31, 2013 primarily due to an increase in new loan origination activity and utilization resulting from a strengthening economy and targeted marketing efforts. Average commercial mortgage loans decreased $736 million, or nine percent, from December 31, 2013 due to continued run-off as the level of new originations was outpaced by increased repayments on the current portfolio.

Average consumer loans and leases decreased from December 31, 2013 primarily due to decreases in average residential mortgage loans and average home equity partially offset by an increase in average credit card loans. Average residential mortgage loans decreased $1.1 billion, or eight percent, from December 31, 2013 primarily due to a decline in average loans held for sale of $1.5 billion from reduced origination volumes driven by a reduction in refinance activity and the exit of the broker origination channel during 2014. This decrease was partially offset by the continued retention of certain shorter term residential mortgage loans originated through the Bancorp’s retail branches and the decision to retain certain conforming ARMs and certain other fixed-rate loans originated during the year ended December 31, 2014. Average home equity decreased $495 million, or five percent, from December 31, 2013 as payoffs exceeded new loan production. Average credit card loans increased $150 million, or seven percent, from December 31, 2013 primarily due to an increase in open and active accounts driven by the volume of new customer accounts.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of December 31, 2014, total investment securities were $23.0 billion compared to $19.1 billion at December 31, 2013. Refer to Note 1 of the Notes to Consolidated Financial Statements for the Bancorp’s methodology for both classifying investment securities and management’s evaluation of securities in an unrealized loss position for OTTI.

At December 31, 2014, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. The Bancorp did not hold asset-backed securities backed by subprime mortgage loans in its investment portfolio. Additionally, securities classified as below investment grade were immaterial as of December 31, 2014 and 2013. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. The Bancorp recognized $24 million, $74 million and $58 million of OTTI on its available-for-sale and other debt securities, included in securities gains, net and securities gains, net – non-qualifying hedges on mortgage servicing rights, in the Bancorp’s Consolidated Statements of Income during the years ended December 31, 2014, 2013 and 2012, respectively. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or held-to-maturity debt securities for the years ended December 31, 2014, 2013 and 2012.

TABLE 24: COMPONENTS OF INVESTMENT SECURITIES
As of December 31 ($ in millions)	2014	2013	2012	2011	2010
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and federal agencies	$1,545	1,549	1,771	1,953	1,789
Obligations of states and political subdivisions	185	187	203	96	170
Mortgage-backed securities:
Agency residential mortgage-backed securities	11,968	12,294	8,403	9,743	10,570
Agency commercial mortgage-backed securities	4,465	-	-	-	-
Non-agency residential mortgage-backed securities	-	-	-	28	41
Non-agency commercial mortgage-backed securities	1,489	1,368	1,089	498	-
Asset-backed securities and other debt securities	1,324	2,146	2,072	1,266	1,297
Equity securities(a)	701	865	1,033	1,030	1,052
Total available-for-sale and other securities	$21,677	18,409	14,571	14,614	14,919
Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions	$186	207	282	320	348
Asset-backed securities and other debt securities	1	1	2	2	5
Total held-to-maturity	$187	208	284	322	353
Trading: (fair value)
U.S. Treasury and federal agencies	$14	5	7	-	1
Obligations of states and political subdivisions	8	13	17	9	21
Mortgage-backed securities:
Agency residential mortgage-backed securities	9	3	7	11	8
Non-agency residential mortgage-backed securities	-	-	-	1	-
Asset-backed securities and other debt securities	13	7	15	12	120
Equity securities	316	315	161	144	144
Total trading	$360	343	207	177	294
(a)	Equity securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

As of December 31, 2014, available-for-sale and other securities on an amortized cost basis increased $3.3 billion, or 18%, from December 31, 2013 primarily due to an increase in agency commercial mortgage-backed securities partially offset by a decrease in asset-backed securities and other debt securities. Agency commercial mortgage-backed securities increased $4.5 billion from December 31, 2013 due to $4.7 billion in purchases of agency commercial mortgage-backed securities partially offset by $196 million in sales and $20 million in paydowns on the portfolio during the year ended December 31, 2014. Asset-backed securities and other debt securities decreased $822 million, or 38%, due primarily to sales of $1.1 billion of asset-backed securities, collateralized loan obligations and corporate bonds and paydowns on the portfolio of

53 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$45 million partially offset by the purchase of $297 million of asset-backed securities during the year ended December 31, 2014.

On an amortized cost basis, available-for-sale and other securities were 18% and 16% of total interest-earning assets at December 31, 2014 and 2013, respectively. The estimated weighted-average life of the debt securities in the available-for-sale and other portfolio was 5.8 years at December 31, 2014, compared to 6.7 years at December 31, 2013. In addition, at December 31, 2014, the available-for-sale and other securities portfolio had a weighted-average yield of 3.31%, compared to 3.39% at December 31, 2013.

Information presented in Table 25 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on a FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale and other securities portfolio were $731 million at December 31, 2014, compared to $188 million at December 31, 2013. The increase from December 31, 2013 was primarily due to a decrease in interest rates during the year ended December 31, 2014. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

TABLE 25: CHARACTERISTICS OF AVAILABLE-FOR-SALE AND OTHER SECURITIES
As of December 31, 2014 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies:
Average life 1 – 5 years	$1,545	1,632	2.0	3.62%
Total	1,545	1,632	2.0	3.62
Obligations of states and political subdivisions:(a)
Average life of one year or less	39	39	0.4	0.03
Average life 1 – 5 years	111	115	2.9	3.72
Average life 5 – 10 years	30	32	7.9	3.67
Average life greater than 10 years	5	6	10.3	3.78
Total	185	192	3.4	2.93
Agency residential mortgage-backed securities:
Average life of one year or less	42	43	0.4	5.61
Average life 1 – 5 years	3,224	3,361	4.1	3.80
Average life 5 – 10 years	8,386	8,665	5.9	3.33
Average life greater than 10 years	316	335	12.9	3.83
Total	11,968	12,404	5.6	3.47
Agency commercial mortgage-backed securities:
Average life of one year or less	15	15	0.3	-
Average life 1 – 5 years	865	874	4.4	2.83
Average life 5 – 10 years	3,350	3,427	7.7	3.13
Average life greater than 10 years	235	249	13.6	3.90
Total	4,465	4,565	7.3	3.10
Non-agency commercial mortgage-backed securities:
Average life of one year or less	54	54	0.5	2.19
Average life 1 – 5 years	561	576	2.3	2.69
Average life 5 – 10 years	874	920	7.9	3.67
Total	1,489	1,550	5.5	3.25
Asset-backed securities and other debt securities:
Average life of one year or less	97	102	0.2	2.05
Average life 1 – 5 years	514	524	3.1	2.76
Average life 5 – 10 years	244	253	6.9	1.90
Average life greater than 10 years	469	483	14.5	1.91
Total	1,324	1,362	7.6	2.25
Equity securities	701	703
Total available-for-sale and other securities	$21,677	22,408	5.8	3.31%
(a)

Taxable-equivalent yield adjustments included in the above table are 0.01%, 0.00%, 1.94%, 2.01% and 0.37 for securities with an average life of one year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 71% of the Bancorp’s asset funding base for both of the years ended December 31, 2014 and 2013.

54 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 26: DEPOSITS
As of December 31 ($ in millions)	2014	2013	2012	2011	2010
Demand	$34,809	32,634	30,023	27,600	21,413
Interest checking	26,800	25,875	24,477	20,392	18,560
Savings	15,051	17,045	19,879	21,756	20,903
Money market	17,083	11,644	6,875	4,989	5,035
Foreign office	1,114	1,976	885	3,250	3,721
Transaction deposits	94,857	89,174	82,139	77,987	69,632
Other time	3,960	3,530	4,015	4,638	7,728
Core deposits	98,817	92,704	86,154	82,625	77,360
Certificates - $100,000 and over	2,895	6,571	3,284	3,039	4,287
Other	-	-	79	46	1
Total deposits	$101,712	99,275	89,517	85,710	81,648

Core deposits increased $6.1 billion, or seven percent, compared to December 31, 2013, driven by an increase of $5.7 billion, or six percent, in transaction deposits and an increase of $430 million, or 12%, in other time deposits. Total transaction deposits increased from December 31, 2013 due to increases in money market deposits, demand deposits and interest checking deposits partially offset by decreases in savings deposits and foreign office deposits. Money market deposits increased $5.4 billion, or 47%, from December 31, 2013 primarily driven by balance migration from savings deposits which decreased $2.0 billion, or 12%. The remaining increase in money market deposits was due to a promotional product offering and the acquisition of new customers. Demand deposits increased $2.2 billion, or seven percent, from December 31, 2013 primarily due to an increase in commercial customer balances and new commercial customer accounts. Interest checking deposits increased $925 million, or four percent, from December 31, 2013 primarily due to an increase in commercial customer balances and new commercial customer accounts. Foreign office deposits decreased $862 million, or 44%, from December 31, 2013 primarily due to lower balances per account. Other time deposits increased $430 million, or 12%, from December 31, 2013 primarily from the acquisition of new customers due to promotional interest rates.

The Bancorp uses certificates $100,000 and over as a method to fund earning assets. At December 31, 2014, certificates $100,000 and over decreased $3.7 billion, or 56%, compared to December 31, 2013 primarily due to the maturity and run-off of retail and institutional certificates of deposit during the year ended December 31, 2014.

The following table presents average deposits for the years ended December 31:

TABLE 27: AVERAGE DEPOSITS
($ in millions)	2014	2013	2012	2011	2010
Demand	$31,755	29,925	27,196	23,389	19,669
Interest checking	25,382	23,582	23,096	18,707	18,218
Savings	16,080	18,440	21,393	21,652	19,612
Money market	14,670	9,467	4,903	5,154	4,808
Foreign office	1,828	1,501	1,528	3,490	3,355
Transaction deposits	89,715	82,915	78,116	72,392	65,662
Other time	3,762	3,760	4,306	6,260	10,526
Core deposits	93,477	86,675	82,422	78,652	76,188
Certificates - $100,000 and over	3,929	6,339	3,102	3,656	6,083
Other	-	17	27	7	6
Total average deposits	$97,406	93,031	85,551	82,315	82,277

On an average basis, core deposits increased $6.8 billion, or eight percent, compared to December 31, 2013 primarily due to an increase of $6.8 billion, or eight percent, in average transaction deposits. The increase in average transaction deposits was driven by an increase in average money market deposits, average demand deposits and average interest checking deposits, partially offset by a decrease in average savings deposits. Average money market deposits increased $5.2 billion, or 55%, from December 31, 2013 primarily driven by balance migration from savings deposits which decreased $2.4 billion, or 13%. The remaining increase in average money market deposits was due to a promotional product offering, an increase in average commercial account balances and new customer accounts. Average demand deposits increased $1.8 billion, or six percent, from December 31, 2013 primarily due to an increase in average commercial account balances and new commercial customer accounts. Average interest checking deposits increased $1.8 billion, or eight percent from December 31, 2013 primarily due to an increase in average balance per account and new commercial customer accounts. Average certificates $100,000 and over decreased $2.4 billion, or 38%, from December 31, 2013 due primarily to the maturity and run-off of retail and institutional certificates of deposit during the year ended December 31, 2014.

55 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The contractual maturities of certificates $100,000 and over as of December 31, 2014 are summarized in the following table:

TABLE 28: CONTRACTUAL MATURITIES OF CERTIFICATES $100,000 AND OVER
($ in millions)	2014
Three months or less	$759
After three months through six months	203
After six months through 12 months	273
After 12 months	1,660
Total	$2,895

The contractual maturities of other time deposits and certificates $100,000 and over as of December 31, 2014 are summarized in the following table:

TABLE 29: CONTRACTUAL MATURITIES OF OTHER TIME DEPOSITS AND CERTIFICATES $100,000 AND OVER
($ in millions)	2014
Next 12 months	$2,507
13-24 months	1,617
25-36 months	961
37-48 months	626
49-60 months	884
After 60 months	260
Total	$6,855

Borrowings

Total borrowings increased $5.4 billion, or 48%, from December 31, 2013 due to increases in other short-term borrowings and long-term debt, partially offset by a decrease in federal funds purchased. Total borrowings as a percentage of interest-bearing liabilities were 20% and 14% at December 31, 2014 and 2013, respectively.

TABLE 30: BORROWINGS
As of December 31 ($ in millions)	2014	2013	2012	2011	2010
Federal funds purchased	$144	284	901	346	279
Other short-term borrowings	1,556	1,380	6,280	3,239	1,574
Long-term debt	14,967	9,633	7,085	9,682	9,558
Total borrowings	$16,667	11,297	14,266	13,267	11,411

Federal funds purchased decreased $140 million, or 49%, from December 31, 2013 driven by a decrease in excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings increased $176 million, or 13%, from December 31, 2013 driven by an increase in cash held as collateral related to derivative agreements with various counterparties. Additionally, the utilization of short-term funding remained low in 2014 due to strong deposit growth and to comply with regulatory standards which require greater dependency on long-term and stable funding. Long-term debt increased $5.3 billion, or 55%, from December 31, 2013 primarily driven by the issuance of $2.9 billion of unsecured senior bank notes and the issuance of asset-backed securities by consolidated VIEs of $3.8 billion related to automobile loan securitizations during 2014, partially offset by $1.4 billion of paydowns on long-term debt associated with automobile loan securitizations. For additional information regarding automobile securitizations and long-term debt, refer to Note 10 and 16, respectively, of the Notes to Consolidated Financial Statements.

TABLE 31: AVERAGE BORROWINGS
For the years ended December 31 ($ in millions)	2014	2013	2012	2011	2010
Federal funds purchased	$458	503	560	345	291
Other short-term borrowings	1,873	3,024	4,246	2,777	1,635
Long-term debt	12,928	7,914	9,043	10,154	10,902
Total average borrowings	$15,259	11,441	13,849	13,276	12,828

Average total borrowings increased $3.8 billion, or 33%, compared to December 31, 2013, due to an increase in average long-term debt partially offset by decreases in average federal funds purchased and average other short-term borrowings. The increase in average long-term debt of $5.0 billion, or 63%, was driven primarily by the issuances of long-term debt as discussed above. The level of average federal funds purchased and average other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Additionally, the utilization of short-term funding remained low in 2014 due to strong deposit growth and to comply with regulatory standards which require greater dependency on long-term and stable funding.

Information on the average rates paid on borrowings is discussed in the net interest income section of MD&A. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

56 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK MANAGEMENT

Managing risk is an essential component of successfully operating a financial services company. The Bancorp’s risk management approach includes processes for identifying, assessing, managing, monitoring and reporting risks. The ERM division, led by the Bancorp’s Chief Risk Officer ensures the consistency and adequacy of the Bancorp’s risk management approach within the structure of the Bancorp’s affiliate operating model. In addition, the Internal Audit division provides an independent assessment of the Bancorp’s internal control structure and related systems and processes.

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

•

Regulatory Compliance Risk Management ensures that processes are in place to monitor and comply with federal and state banking regulations, including processes related to fiduciary, CRA and fair lending compliance. The function also has the responsibility for maintenance of an enterprise-wide compliance framework; and

•	The ERM division creates and maintains other functions, committees or processes as are necessary to effectively oversee risk management throughout the Bancorp.

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line-of-business, affiliate and support representatives. The Risk and Compliance Committee of the Board of Directors consists of five outside directors and has the responsibility for the oversight of risk management for the Bancorp, as well as for the Bancorp’s overall aggregate risk profile. The Risk and Compliance Committee of the Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. The primary committee responsible for the oversight of risk management is the ERMC. Committees accountable to the ERMC, which support the core risk programs, are the Corporate Credit Committee, the Operational Risk Committee, the Management Compliance

57 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Committee, the Asset/Liability Committee and the Enterprise Marketing Committee. Other committees accountable to the ERMC oversee the ALLL, capital and CRA/fair lending functions. In addition, the Legal and Regulatory Reserve Committee, which is accountable to the Operational Risk Committee, reviews and monitors significant legal and regulatory matters to ensure that reserves for potential litigation losses are established when such losses are both probable and subject to reasonable estimation. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

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

The Bancorp conducts regular reviews of the business it serves based on the changing competitive and regulatory environment. Based on the most recent review, the Bancorp exited the Residential Wholesale Loan Broker business during the first quarter of 2014.

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. The Bancorp defines potential problem loans and leases as those rated substandard that do not meet the definition of a nonperforming asset or a restructured loan. Refer to Note 6 of the Notes to Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions.

The following tables provide a summary of potential problem loans and leases as of December 31:

TABLE 32: POTENTIAL PROBLEM LOANS AND LEASES
2014 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,022	1,028	1,344
Commercial mortgage	272	273	273
Commercial construction	7	7	11
Commercial leases	29	29	29
Total	$1,330	1,337	1,657

TABLE 33: POTENTIAL PROBLEM LOANS AND LEASES
2013 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,032	1,034	1,323
Commercial mortgage	517	520	520
Commercial construction	44	44	50
Commercial leases	18	18	18
Total	$1,611	1,616	1,911

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

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. As of December 31, 2014, consumer real estate loans originated from 2005 through 2008 represent approximately 24% of the consumer real estate portfolio and approximately 68% of total losses in 2014. Loss rates continue to improve as newer vintages are performing within expectations. With the stabilization of certain real estate markets, the Bancorp began to selectively originate new homebuilder and developer lending and nonowner-occupied commercial lending in the third quarter of 2011. Currently, the level of new commercial real estate fundings is slightly above the amortization and pay-off of the portfolio. The Bancorp continues to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, as well as utilizing commercial and consumer loan workout teams. For commercial and consumer loans owned by the Bancorp, loan modification strategies are developed that are workable for both the borrower and the Bancorp when the borrower displays a willingness to cooperate. These strategies typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP 2.0 programs. For loans refinanced under the HARP 2.0 program, the Bancorp strictly adheres to the underwriting requirements of the program and promptly sells the refinanced loan back to the agencies. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics. The Bancorp participates in trial modifications in conjunction with the HAMP program for loans it services for FHLMC and FNMA. As these trial modifications relate to loans serviced for others, they are not included in the Bancorp’s TDRs as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loan. As of December 31, 2014, repurchased loans restructured or refinanced under these programs were immaterial to the Bancorp’s Consolidated Financial Statements. Additionally, as of December 31, 2014 and 2013, $22 million and $111 million, respectively, of loans refinanced under HARP 2.0 were included in loans held for sale in the Bancorp’s Consolidated Balance Sheets. For the years ended December 31, 2014 and 2013, the Bancorp recognized $13 million and $97 million, respectively, of noninterest income in mortgage banking net revenue in the Bancorp’s Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP 2.0 programs.

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

The risk within the commercial loan and lease portfolio is managed and monitored through an underwriting process utilizing detailed origination policies, continuous loan level reviews, monitoring of industry concentration and product type limits and continuous portfolio risk management reporting. The origination policies for commercial real estate outline the risks and underwriting requirements for owner and nonowner-occupied and construction lending. Included in the policies are maturity and amortization terms, maximum LTVs, minimum debt service coverage ratios, construction loan monitoring procedures, appraisal requirements, pre-leasing requirements (as applicable), sensitivity and pro-forma analysis requirements and interest rate sensitivity. The Bancorp requires a valuation of real estate collateral, which may include third-party appraisals, be performed at the time of origination and renewal in accordance with regulatory requirements and on an as needed basis when market conditions justify. Although the Bancorp does not back test these collateral value assumptions, the Bancorp maintains an appraisal review department to order and review third-party appraisals in accordance with regulatory requirements. Collateral values on criticized assets with relationships exceeding $1 million are reviewed quarterly to assess the appropriateness of the

59  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

value ascribed in the assessment of charge-offs and specific reserves. In addition, the Bancorp applies incremental valuation adjustments to older appraisals that relate to collateral dependent loans, which can currently be up to 20-30% of the appraised value based on the type of collateral. These incremental valuation adjustments generally reflect the age of the most recent appraisal as well as collateral type. Trends in collateral values, such as home price indices and recent asset dispositions, are monitored in order to determine whether changes to the appraisal adjustments are warranted. Other factors such as local market conditions or location may also be considered as necessary.

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

TABLE 34: COMMERCIAL MORTGAGE LOANS OUTSTANDING BY LTV, LOANS GREATER THAN $1 MILLION
As of December 31, 2014 ($ in millions)	LTV > 100%	LTV 80-100%	LTV ≤ 80%
Commercial mortgage owner-occupied loans	$148	248	1,982
Commercial mortgage nonowner-occupied loans	243	333	2,423
Total	$391	581	4,405

TABLE 35: COMMERCIAL MORTGAGE LOANS OUTSTANDING BY LTV, LOANS GREATER THAN $1 MILLION
As of December 31, 2013 ($ in millions)	LTV > 100%	LTV 80-100%	LTV ≤ 80%
Commercial mortgage owner-occupied loans	$240	345	2,152
Commercial mortgage nonowner-occupied loans	274	353	1,798
Total	$514	698	3,950

60  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides detail on commercial loan and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 36: COMMERCIAL LOAN AND LEASE PORTFOLIO (EXCLUDING LOANS HELD FOR SALE)

	2014			2013

As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual

By industry:
Manufacturing	$10,315	20,496	55	$10,299	19,955	55
Financial services and insurance	6,097	13,557	20	5,998	14,010	25
Real estate	5,392	8,612	32	5,027	7,302	70
Business services	4,644	7,109	79	4,910	7,411	55
Wholesale trade	4,314	8,004	62	4,407	8,406	35
Healthcare	4,133	6,322	20	4,038	6,220	26
Retail trade	3,754	7,190	22	3,301	6,673	18
Transportation and warehousing	3,012	4,276	1	3,134	4,416	1
Communication and information	2,409	4,140	3	1,801	3,295	2
Construction	1,864	3,352	25	1,865	3,196	36
Mining	1,862	3,323	3	1,580	3,206	55
Accommodation and food	1,712	2,945	9	1,668	2,556	12
Entertainment and recreation	1,451	2,321	10	1,149	1,955	12
Utilities	1,044	2,551	-	773	2,332	-
Other services	881	1,207	11	1,013	1,362	24
Public administration	567	658	-	541	734	-
Agribusiness	318	444	11	356	504	26
Individuals	170	201	4	174	218	6
Other	14	17	-	12	12	-

Total	$53,953	96,725	367	$52,046	93,763	458

By loan size:
Less than $200,000	1%	1	6	1%	1	8
$200,000 to $1 million	5	3	15	5	4	18
$1 million to $5 million	11	9	22	13	10	23
$5 million to $10 million	8	7	19	10	8	10
$10 million to $25 million	25	22	24	27	23	34
Greater than $25 million	50	58	14	44	54	7

Total	100%	100	100	100%	100	100

By state:
Ohio	17%	20	11	19%	22	16
Michigan	9	8	11	10	8	11
Illinois	7	8	6	7	7	8
Florida	7	6	17	7	6	19
Indiana	5	5	5	5	5	9
Kentucky	3	3	2	3	3	2
North Carolina	3	4	2	3	3	1
Tennessee	3	3	-	3	3	1
Pennsylvania	3	2	7	3	3	7
All other states	43	41	39	40	40	26

Total	100%	100	100	100%	100	100

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the

Bancorp’s commercial loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas.

61  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide an analysis of nonowner-occupied commercial real estate loans (excluding loans held for sale):

TABLE 37: NONOWNER-OCCUPIED COMMERCIAL REAL ESTATE(a)
As of December 31, 2014 ($ in millions)					For the Year Ended December 31, 2014
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs (Recoveries)
Ohio	$1,283	1,685	-	7	(1)
Michigan	724	797	-	9	8
Florida	575	871	-	16	5
Illinois	449	964	-	6	2
North Carolina	369	537	-	-	-
Indiana	250	344	-	-	-
All other states	1,865	3,560	-	19	4
Total	$5,515	8,758	-	57	18
(a) Included in commercial mortgage and commercial construction loans on the Consolidated Balance Sheets.

TABLE 38: NONOWNER-OCCUPIED COMMERCIAL REAL ESTATE(a)
As of December 31, 2013 ($ in millions)					For the Year Ended December 31, 2013
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,086	1,377	-	14	12
Michigan	851	925	-	17	5
Florida	508	629	-	7	3
Illinois	353	593	-	6	4
North Carolina	248	428	-	2	1
Indiana	161	253	-	4	1
All other states	1,270	2,173	-	7	1
Total	$4,477	6,378	-	57	27
(a)	Included in commercial mortgage and commercial construction loans on the Consolidated Balance Sheets.

62  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consumer Portfolio

The Bancorp’s consumer portfolio is materially comprised of three categories of loans: residential mortgage, home equity and automobile. The Bancorp has identified certain categories within these loan types which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio due to high loan amount to collateral value. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans.

Residential Mortgage Portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable rate residential mortgage loans. Resets of rates on ARMs are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $900 million of adjustable rate residential mortgage loans will have rate resets during the next twelve months. Approximately three fourths of those resets are expected to experience an increase in rate, with an average increase of approximately an eighth of a percent.

Certain residential mortgage products have contractual features that may increase credit exposure to the Bancorp in the event of a decline in housing values. These types of mortgage products offered by the Bancorp include loans with high LTV ratios, multiple loans on the same collateral that when combined result in a LTV greater than 80% and interest-only loans. The Bancorp has deemed residential mortgage loans with greater than 80% LTV ratios and no mortgage insurance as loans that represent a higher level of risk.

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination:

TABLE 39: RESIDENTIAL MORTGAGE PORTFOLIO LOANS BY LTV AT ORIGINATION

	2014		2013
As of December 31 ($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV

LTV ≤ 80%	$9,220	65.1%	$9,507	65.2%
LTV > 80%, with mortgage insurance	1,206	93.8	1,242	93.7
LTV > 80%, no mortgage insurance	1,963	96.2	1,931	95.9

Total	$12,389	73.0%	$12,680	72.7%

The following tables provide an analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 40: RESIDENTIAL MORTGAGE PORTFOLIO LOANS, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE
As of December 31, 2014 ($ in millions)				For the Year Ended December 31, 2014
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$509	1	10	22
Illinois	293	1	4	3
Michigan	265	1	5	11
Florida	247	1	5	3
Indiana	126	1	2	3
North Carolina	100	1	1	-
Kentucky	78	-	1	2
All other states	345	-	2	2
Total	$1,963	6	30	46 (a)
(a)	Includes $34 in charge-offs related to the transfer of $720 of restructured residential mortgage loans from the portfolio to loans held for sale during the fourth quarter of 2014.

63  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 41: RESIDENTIAL MORTGAGE PORTFOLIO LOANS, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE
As of December 31, 2013 ($ in millions)				For the Year Ended December 31, 2013
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$583	3	20	10
Illinois	236	-	5	2
Michigan	305	2	7	5
Florida	260	1	11	3
Indiana	120	1	4	1
North Carolina	94	-	2	-
Kentucky	83	-	3	2
All other states	250	1	2	1
Total	$1,931	8	54	24

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $3.0 billion and $5.9 billion, respectively, as of December 31, 2014. Of the total $8.9 billion of outstanding home equity loans:

—	84% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois;
—	34% are in senior lien positions and 66% are in junior lien positions at December 31, 2014;
—	Approximately 90% of non-delinquent borrowers made at least one payment greater than the minimum payment during the year ended December 31, 2014; and
—	The portfolio had an average refreshed FICO score of 740 and 736 at December 31, 2014 and 2013, respectively.

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

64  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides an analysis of home equity loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 42: HOME EQUITY PORTFOLIO LOANS OUTSTANDING BY REFRESHED FICO SCORE
($ in millions)	December 31, 2014	% of Total	December 31, 2013	% of Total
Senior Liens:
FICO < 620	$178	2%	$201	2%
FICO 621-719	613	7	638	7
FICO > 720	2,257	25	2,253	24
Total Senior Liens	3,048	34	3,092	33

Junior Liens:
FICO < 620	471	6	565	6
FICO 621-719	1,542	17	1,662	18
FICO > 720	3,825	43	3,927	43
Total Junior Liens	5,838	66	6,154	67
Total	$8,886	100%	$9,246	100%

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 43: HOME EQUITY PORTFOLIO LOANS OUTSTANDING BY LTV AT ORIGINATION

	2014		2013
As of December 31 ($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV

Senior Liens:
LTV ≤ 80%	$2,635	55.2%	$2,645	54.9%
LTV > 80%	413	89.1	447	89.2

Total Senior Liens	3,048	60.0	3,092	60.1
Junior Liens:
LTV ≤ 80%	3,281	67.4	3,353	67.3
LTV > 80%	2,557	91.1	2,801	91.4

Total Junior Liens	5,838	79.6	6,154	80.2

Total	$8,886	72.4%	$9,246	72.9%

The following tables provide an analysis of home equity loans by state with a combined LTV greater than 80%:

TABLE 44: HOME EQUITY PORTFOLIO LOANS OUTSTANDING WITH A LTV GREATER THAN 80%
As of December 31, 2014 ($ in millions)					For the Year Ended December 31, 2014
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,123	1,838	-	9	9
Michigan	613	882	-	7	8
Illinois	346	507	-	6	6
Indiana	260	404	-	4	3
Kentucky	246	390	-	3	3
Florida	107	143	-	2	2
All other states	275	376	-	5	4
Total	$2,970	4,540	-	36	35

65  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 45: HOME EQUITY PORTFOLIO LOANS OUTSTANDING WITH A LTV GREATER THAN 80%
As of December 31, 2013 ($ in millions)					For the Year Ended December 31, 2013
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,161	1,868	-	10	18
Michigan	697	987	-	7	14
Illinois	383	554	-	6	9
Indiana	296	454	-	3	4
Kentucky	278	436	-	2	3
Florida	116	157	-	3	4
All other states	317	425	-	4	7
Total	$3,248	4,881	-	35	59

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of December 31, 2014, 51% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile loans outstanding by LTV at origination:

TABLE 46: AUTOMOBILE PORTFOLIO LOANS OUTSTANDING BY LTV AT ORIGINATION

	2014		2013
As of December 31 ($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV

LTV ≤ 100%	$8,212	81.6%	$8,306	81.4%
LTV > 100%	3,825	111.0	3,678	110.7

Total	$12,037	91.3%	$11,984	90.7%

The following table provides an analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100%:

TABLE 47: AUTOMOBILE PORTFOLIO LOANS OUTSTANDING WITH A LTV GREATER THAN 100%
As of ($ in millions)
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs for the Year Ended
December 31, 2014	$3,825	5	1	16
December 31, 2013	3,678	5	1	14

European Exposure

The Bancorp has no direct sovereign exposure to any European government as of December 31, 2014. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $4.4 billion and funded exposure was $2.3 billion as of December 31, 2014. Additionally, the Bancorp was within its established country exposure limits for all European countries.

The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and financial institutions as of December 31, 2014:

TABLE 48: EUROPEAN EXPOSURE
	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure (a)	Funded Exposure
Peripheral Europe(b)	$-	-	-	-	162	91	162	91
Other Eurozone(c)	-	-	11	11	3,145	1,682	3,156	1,693
Total Eurozone	-	-	11	11	3,307	1,773	3,318	1,784
Other Europe(d)	-	-	30	25	1,052	510	1,082	535
Total Europe	$-	-	41	36	4,359	2,283	4,400 (e)	2,319
(a)	Total exposure includes funded exposure and unfunded commitments, reported net of collateral.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Eurozone (primarily the United Kingdom and Switzerland).
(e)	Includes $1,778 related to U.S. based customers owned by European entities.

66  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 49. For further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans refer to the Nonaccrual Loans and Leases section of Note 1 of the Notes to Consolidated Financial Statements.

Total nonperforming assets, including loans held for sale, were $783 million at December 31 2014 compared to $986 million at December 31, 2013. At December 31, 2014, $39 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $6 million at December 31, 2013.

Total nonperforming assets, including loans held for sale, as a percentage of total loans, leases and other assets, including OREO as of December 31, 2014 were 0.86%, compared to 1.10% as of December 31, 2013. Excluding nonaccrual loans held for sale, nonperforming assets as a percentage of portfolio loans, leases and other assets, including OREO were 0.82% as of December 31, 2014, compared to 1.10% as of December 31, 2013. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 50% of nonaccrual loans and leases were secured by real estate as of December 31, 2014 compared to 60% as of December 31, 2013.

Commercial nonperforming loans and leases were $391 million at December 31, 2014, a decrease of $73 million from December 31, 2013 as charge-offs, loan paydowns/payoffs, loan transfers to performing and loans sold from the portfolio outpaced new nonaccruals. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at December 31, 2014 decreased $91 million compared to December 31, 2013.

Consumer nonperforming loans and leases were $227 million at December 31, 2014, a decrease of $66 million from December 31, 2013 as loan pay downs/payoffs, charge-offs and transfers to performing and OREO outpaced new nonaccrual loans. Excluding consumer nonperforming loans and leases held for sale, consumer nonperforming loans and leases at December 31, 2014 decreased $81 million compared to December 31, 2013. Geographical market conditions continue to be a large driver of nonaccrual activity as Florida properties represent approximately 11% and seven percent of residential mortgage and home equity balances, respectively, but represent 32% and 15% of nonaccrual loans for each category at December 31, 2014. Refer to Table 50 for a rollforward of the nonperforming loans and leases.

OREO and other repossessed property was $165 million at December 31, 2014, compared to $229 million at December 31, 2013. The Bancorp recognized $26 million and $45 million in losses on the sale or write-down of OREO properties in 2014 and 2013, respectively. The decrease from the prior year was primarily due to a modest improvement in general economic conditions.

In 2014 and 2013, approximately $49 million and $71 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

67 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 49: SUMMARY OF NONPERFORMING ASSETS AND DELINQUENT LOANS
As of December 31 ($ in millions)	2014	2013	2012	2011	2010
Nonaccrual loans and leases:
Commercial and industrial loans	$86	127	234	408	473
Commercial mortgage loans	64	90	215	358	407
Commercial construction loans	-	10	70	123	182
Commercial leases	3	3	1	9	11
Residential mortgage loans	44	83	114	134	152
Home equity	72	74	30	25	23
Automobile loans	-	-	-	-	1
Other consumer loans and leases	-	-	1	1	84
Restructured loans and leases:
Commercial and industrial loans	142	154	96	79	95
Commercial mortgage loans(e)	71	53	67	63	28
Commercial construction loans	-	19	6	15	10
Commercial leases	1	2	8	3	8
Residential mortgage loans	33	83	123	141	116
Home equity	21	19	23	29	33
Automobile loans	1	1	2	2	2
Credit card and other	41	33	39	48	55
Total nonperforming portfolio loans and leases(d)	579	751	1,029	1,438	1,680
OREO and other repossessed property(c)	165	229	257	378	494
Total nonperforming portfolio assets	744	980	1,286	1,816	2,174
Nonaccrual loans held for sale	39	6	29	138	294
Total nonperforming assets including loans held for sale	$783	986	1,315	1,954	2,468
Loans and leases 90 days past due and accruing:
Commercial and industrial loans	$-	-	1	4	16
Commercial mortgage loans	-	-	22	3	11
Commercial construction loans	-	-	1	1	3
Residential mortgage loans(b)	56	66	75	79	100
Home equity	-	-	58	74	89
Automobile loans	8	8	8	9	13
Credit card and other	23	29	30	30	42
Total loans and leases 90 days past due and accruing	$87	103	195	200	274
Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(a)	0.82%	1.10	1.49	2.23	2.79
Allowance for loan and lease losses as a percent of nonperforming assets(a)	178	161	144	124	138
(a)	Excludes nonaccrual loans held for sale.
(b)

Information for all periods presented excludes loans whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2014, 2013, 2012, 2011, and 2010 these advances were $373, $378, $414, $309 and $279, respectively. The Bancorp recognized losses of $13 for the year ended December 31, 2014, $5 for 2013 and $2 for 2012 due to claim denials and curtailments associated with these advances.

(c)	Excludes $71, $77, $72, $64 and $38 of OREO related to government insured loans at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.
(d)

Includes $9, $10, $10, $17 and $24 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at December 31, 2014, 2013, 2012, 2011 and 2010, respectively, and $4, $2, $1, $2, and $0 of restructured nonaccrual government insured commercial loans at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(e)

Excludes $21 of restructured nonaccrual loans at December 31, 2014 and 2013 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

68  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 50: ROLLFORWARD OF PORTFOLIO NONPERFORMING LOANS AND LEASES
For the year ended December 31, 2014 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Beginning Balance	$458	166	127	$751
Transfers to nonperforming	520	135	219	874
Transfers to performing	(22)	(39)	(42)	(103)
Transfers to performing (restructured)	(49)	(40)	(46)	(135)
Transfers to held for sale	(4)	(24)	-	(28)
Loans sold from portfolio	(43)	-	-	(43)
Loan paydowns/payoffs	(181)	(41)	(9)	(231)
Transfers to other real estate owned	(41)	(67)	(22)	(130)
Charge-offs	(279)	(13)	(92)	(384)
Draws/other extensions of credit	8	-	-	8
Ending Balance	$367	77	135	$579

For the year ended December 31, 2013 ($ in millions)
Beginning Balance	$697	237	95	$1,029
Transfers to nonperforming	409	204	297	910
Transfers to performing	(9)	(52)	(60)	(121)
Transfers to performing (restructured)	(15)	(41)	(62)	(118)
Transfers to held for sale	(3)	-	-	(3)
Loans sold from portfolio	(38)	-	-	(38)
Loan paydowns/payoffs	(295)	(112)	(11)	(418)
Transfers to other real estate owned	(81)	(73)	(13)	(167)
Charge-offs (recoveries)	(221)	3	(122)	(340)
Draws/other extensions of credit	14	-	3	17
Ending Balance	$458	166	127	$751

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

At the time of modification, the Bancorp maintains certain consumer loan TDRs (including residential mortgage loans, home equity loans, and other consumer loans) on accrual status, provided there is reasonable assurance of repayment and performance according to the modified terms based upon a current, well-documented credit evaluation. Commercial loans modified as part of a TDR are maintained on accrual status provided there is a sustained payment history of six months or greater prior to the modification in accordance with the modified terms and all remaining contractual payments under the modified terms are reasonably assured of collection. TDRs of commercial loans and credit card loans that do not have a sustained payment history of six months or greater in accordance with the modified terms remain on nonaccrual status until a six month payment history is sustained.

Consumer restructured loans on accrual status totaled $905 million and $1.7 billion at December 31, 2014 and December 31, 2013, respectively. The decrease from the prior year was primarily due to the transfer of $720 million of restructured residential mortgage loans from the portfolio to loans held for sale during the fourth quarter of 2014. As a result of the transfer, the Bancorp recognized a charge-off of $87 million in 2014. As of December 31, 2014, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more were 40%, 12% and 33%, respectively.

The following tables summarize TDRs by loan type and delinquency status:

TABLE 51: PERFORMING AND NONPERFORMING TDRs
	Performing
As of December 31, 2014 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial loans(b)(c)	$867	2	-	214	$1,083
Residential mortgage loans(a)(c)	312	54	119	33	518
Home equity	337	23	-	21	381
Credit card	31	6	-	41	78
Automobile and other consumer loans and leases	22	1	-	1	24
Total	$1,569	86	119	310	$2,084
(a)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2014, these advances represented $165 of current loans, $42 of 30-89 days past due loans and $102 of 90 days or more past due loans.

(b)

As of December 31, 2014, excludes $7 of restructured accruing loans and $21 of restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

(c)	Excludes restructured nonaccrual loans held for sale.

69  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 52: PERFORMING AND NONPERFORMING TDRs

	Performing
As of December 31, 2013 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial loans(b)(c)	$869	-	-	228	$1,097
Residential mortgage loans(a)	1,045	82	114	84	1,325
Home equity	368	26	-	18	412
Credit card	25	-	-	33	58
Automobile and other consumer loans and leases	24	1	-	1	26
Total	$2,331	109	114	364	$2,918
(a)

Information includes loans whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2013, these loans represented $155 of current loans, $31 of 30-89 days past due loans and $88 of 90 days or more past due loans.

(b)

As of December 31, 2013, excludes $8 of restructured accruing loans and $21 of restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

(c)	Excludes restructured nonaccrual loans held for sale.

Analysis of Net Loan Charge-offs

Net charge-offs were 64 bps and 58 bps of average portfolio loans and leases for the years ended December 31, 2014 and 2013, respectively. Table 53 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases increased to 48 bps during 2014 compared to 44 bps in 2013, as a result of increases in net charge-offs of $41 million partially offset by an increase in average commercial loan and lease balances of $3.4 billion. The increase in net charge-offs during 2014 was driven primarily by an increase in charge-offs on certain commercial and industrial loans, primarily due to $96 million in aggregate net charge-offs related to six impaired commercial and industrial loans in the first and third quarters of 2014. The increases in commercial and industrial loan and commercial construction loan net charge-offs during 2014 were partially offset by a decrease in commercial mortgage loan net charge-offs, compared to 2013, due to improvements in general economic conditions and previous actions taken by the Bancorp to address problem loans. Net charge-offs for 2014 related to nonowner-occupied commercial real estate were $18 million compared to $27 million in 2013. Net charge-offs related to nonowner-occupied commercial real estate are recorded in the commercial mortgage loans and commercial construction loans captions in Table 53. Net charge-offs on these loans represented seven percent of total commercial loan and lease net charge-offs in 2014 and 12% in 2013.

The ratio of consumer loan and lease net charge-offs to average consumer loans and leases increased to 86 bps in 2014 compared to 77 bps in 2013. Net charge-offs on residential mortgage loans, which typically involve partial charge-offs based upon appraised values of underlying collateral, increased $66 million from the prior year. The increase in net charge-offs on residential mortgage loans was primarily due to an $87 million charge-off related to the transfer of certain residential mortgage loans from the portfolio to held for sale in the fourth quarter of 2014, partially offset by improvements in delinquencies and loss severities. The Bancorp expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality, shorter duration residential mortgage loans that are originated through its branch network as a low-cost, refinance product of conforming residential mortgage loans.

Home equity net charge-offs decreased $38 million compared to the prior year, primarily due to improvements in loss severities. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loan net charge-offs increased $5 million compared to 2013 due to increased delinquencies and losses in the indirect portfolio. Credit card net charge-offs increased $4 million from 2013. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

70  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 53: SUMMARY OF CREDIT LOSS EXPERIENCE
For the years ended December 31 ($ in millions)	2014	2013	2012	2011	2010
Losses charged-off:
Commercial and industrial loans	$(248)	(207)	(194)	(314)	(631)
Commercial mortgage loans	(37)	(66)	(120)	(211)	(541)
Commercial construction loans	(13)	(9)	(34)	(89)	(265)
Commercial leases	(1)	(2)	(10)	(1)	(7)
Residential mortgage loans	(139)	(70)	(129)	(180)	(441)
Home equity	(75)	(114)	(172)	(234)	(276)
Automobile loans	(44)	(44)	(55)	(85)	(132)
Credit card	(95)	(92)	(90)	(114)	(164)
Other consumer loans and leases	(27)	(33)	(33)	(86)	(28)
Total losses	(679)	(637)	(837)	(1,314)	(2,485)
Recoveries of losses previously charged-off:
Commercial and industrial loans	26	39	29	38	45
Commercial mortgage loans	11	19	21	16	17
Commercial construction loans	1	5	9	4	13
Commercial leases	-	1	2	3	5
Residential mortgage loans	13	10	7	7	2
Home equity	16	17	15	14	12
Automobile loans	17	22	24	32	44
Credit card	13	14	16	16	9
Other consumer loans and leases	7	9	10	12	10
Total recoveries	104	136	133	142	157
Net losses charged-off:
Commercial and industrial loans	(222)	(168)	(165)	(276)	(586)
Commercial mortgage loans	(26)	(47)	(99)	(195)	(524)
Commercial construction loans	(12)	(4)	(25)	(85)	(252)
Commercial leases	(1)	(1)	(8)	2	(2)
Residential mortgage loans	(126)	(60)	(122)	(173)	(439)
Home equity	(59)	(97)	(157)	(220)	(264)
Automobile loans	(27)	(22)	(31)	(53)	(88)
Credit card	(82)	(78)	(74)	(98)	(155)
Other consumer loans and leases	(20)	(24)	(23)	(74)	(18)
Total net losses charged-off	$(575)	(501)	(704)	(1,172)	(2,328)
Net charge-offs as a percent of average loans and leases (excluding held for sale):
Commercial and industrial loans	0.54%	0.44	0.50	0.97	2.23
Commercial mortgage loans	0.34	0.56	1.02	1.89	4.58
Commercial construction loans	0.79	0.51	3.08	4.96	8.48
Commercial leases	0.01	0.04	0.22	(0.08)	0.05
Total commercial loans	0.48	0.44	0.63	1.26	3.10
Residential mortgage loans	0.99	0.48	1.07	1.75	5.49
Home equity	0.65	1.02	1.51	1.97	2.20
Automobile loans	0.22	0.18	0.26	0.47	0.85
Credit card	3.60	3.67	3.79	5.19	8.28
Other consumer loans and leases	5.80	6.71	7.02	15.29	2.58
Total consumer loans and leases	0.86	0.77	1.13	1.79	2.92
Total net losses charged-off	0.64%	0.58	0.85	1.49	3.02

Allowance for Credit Losses

The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. The ALLL provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the ALLL each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall ALLL, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall level of the ALLL as a percentage of loans. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio. Refer to the Critical Accounting Policies section of MD&A for more information.

In 2014, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Consolidated Statements of Income.

71  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ALLL attributable to the portion of the residential mortgage and consumer loan and lease portfolio that has not been restructured is determined on a pooled basis with the segmentation based on the similarity of credit risk characteristics. Loss factors for real estate backed consumer loans are developed for each pool based on the trailing twelve month historical loss rate, as adjusted for certain prescriptive loss rate factors and certain qualitative adjustment factors. The prescriptive loss rate factors and qualitative adjustments are designed to reflect risks associated with current conditions and trends which are not believed to be fully reflected in the trailing twelve month historical loss rate. For real estate backed consumer loans, the prescriptive loss rate factors include adjustments for delinquency trends, LTV trends, refreshed FICO score trends and product mix, and the qualitative factors include adjustments for credit administration and portfolio management practices, credit policy and underwriting practices and the national and local economy. The Bancorp considers home price index trends in its footprint when determining the national and local economy qualitative factor. The Bancorp also considers the volatility of collateral valuation trends when determining the unallocated component of the ALLL.

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $162 million at December 31, 2014. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $34 million at December 31, 2014. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 54: CHANGES IN ALLOWANCE FOR CREDIT LOSSES
For the years ended December 31 ($ in millions)	2014	2013	2012	2011	2010
ALLL:
Balance, beginning of period	$1,582	1,854	2,255	3,004	3,749
Impact of change in accounting principle	-	-	-	-	45
Losses charged-off	(679)	(637)	(837)	(1,314)	(2,485)
Recoveries of losses previously charged-off	104	136	133	142	157
Provision for loan and lease losses	315	229	303	423	1,538
Balance, end of period	$1,322	1,582	1,854	2,255	3,004

Reserve for unfunded commitments:
Balance, beginning of period	$162	179	181	227	294
Impact of change in accounting principle	-	-	-	-	(43)
Benefit from the reserve for unfunded commitments	(27)	(17)	(2)	(46)	(24)
Balance, end of period	$135	162	179	181	227

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

An unallocated component to the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases at both December 31, 2014 and 2013 was 0.12%. The unallocated allowance was eight percent of the total allowance as of December 31, 2014 compared to seven percent as of December 31, 2013.

As shown in Table 55, the ALLL as a percent of portfolio loans and leases was 1.47% at December 31, 2014, compared to 1.79% at December 31, 2013. The ALLL was $1.3 billion as of December 31, 2014, compared to $1.6 billion at December 31, 2013. The decrease was reflective of decreases in nonperforming loans and leases and improved delinquency metrics in commercial and consumer loans and leases.

72  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 55: ATTRIBUTION OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO PORTFOLIO LOANS AND LEASES
As of December 31 ($ in millions)	2014	2013	2012	2011	2010
Allowance attributed to:
Commercial and industrial loans	$673	767	802	929	1,123
Commercial mortgage loans	140	212	333	441	597
Commercial construction loans	17	26	33	77	158
Commercial leases	45	53	68	80	111
Residential mortgage loans	104	189	229	227	310
Home equity	87	94	143	195	265
Automobile loans	33	23	28	43	73
Credit card	104	92	87	106	158
Other consumer loans and leases	13	16	20	21	59
Unallocated	106	110	111	136	150
Total ALLL	$1,322	1,582	1,854	2,255	3,004
Portfolio loans and leases:
Commercial and industrial loans	$40,765	39,316	36,038	30,783	27,191
Commercial mortgage loans	7,399	8,066	9,103	10,138	10,845
Commercial construction loans	2,069	1,039	698	1,020	2,048
Commercial leases	3,720	3,625	3,549	3,531	3,378
Residential mortgage loans	12,389	12,680	12,017	10,672	8,956
Home equity	8,886	9,246	10,018	10,719	11,513
Automobile loans	12,037	11,984	11,972	11,827	10,983
Credit card	2,401	2,294	2,097	1,978	1,896
Other consumer loans and leases	418	364	290	350	681
Total portfolio loans and leases	$90,084	88,614	85,782	81,018	77,491
Attributed allowance as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.65%	1.95	2.23	3.02	4.13
Commercial mortgage loans	1.89	2.63	3.66	4.35	5.50
Commercial construction loans	0.82	2.50	4.73	7.55	7.71
Commercial leases	1.21	1.46	1.92	2.27	3.29
Residential mortgage loans	0.84	1.49	1.91	2.13	3.46
Home equity	0.98	1.02	1.43	1.82	2.30
Automobile loans	0.27	0.19	0.23	0.36	0.66
Credit card	4.33	4.01	4.15	5.36	8.33
Other consumer loans and leases	3.11	4.40	6.90	6.00	8.66
Unallocated (as a percent of total portfolio loans and leases)	0.12	0.12	0.13	0.17	0.19
Total portfolio loans and leases	1.47%	1.79	2.16	2.78	3.88

MARKET RISK MANAGEMENT

Market risk arises from the potential for market fluctuations in interest rates, foreign exchange rates and equity prices that may result in potential reductions in net income. Interest rate risk, a component of market risk, is the exposure to adverse changes in net interest income or financial position due to changes in interest rates. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons:

—	Assets and liabilities may mature or reprice at different times;
—	Short-term and long-term market interest rates may change by different amounts; or
—	The expected maturity of various assets or liabilities may shorten or lengthen as interest rates change.

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

73 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp’s interest rate risk exposure is evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming 100 bps and 200 bps parallel ramped increases in interest rates. In accordance with internal policy, rate movements are assumed to occur over one year and are sustained thereafter. The analysis would typically include

100 bps and 200 bps parallel ramped decreases in interest rates; however, this analysis is currently omitted due to the current low levels of certain interest rates. Applying the ramps would result in certain interest rates becoming negative in the parallel ramped decrease scenarios.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of December 31:

TABLE 56: ESTIMATED NII SENSITIVITY PROFILE
	2014				2013

	Percent Change in NII (FTE)		ALCO Policy Limits		Percent Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	2.19%	6.49	(4.00)	(6.00)	1.73%	6.89	(4.00)	(6.00)
+ 100	1.16	4.18	-	-	0.77	3.37	-	-

At December 31, 2014, the Bancorp’s net interest income would benefit in year one and year two under these parallel ramp increases. The benefit was attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. The benefit was up modestly compared to December 31, 2013 with the exception of the +200 scenario from 13 to 24 months, which was down slightly. Improvements in the NII benefit were attributable to continued growth in commercial loans and core deposits, and the issuance of fixed-rate debt securities. The modest decline in the +200 scenario from 13 to 24 months compared to December 31, 2013 was primarily due to changes in expected loan and security prepayment speeds.

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

The following table shows the Bancorp’s EVE sensitivity profile as of December 31:

TABLE 57: ESTIMATED EVE SENSITIVITY PROFILE
	2014		2013
Change in Interest Rates (bps)	Change in EVE	ALCO Policy Limit	Change in EVE	ALCO Policy Limit
+200	(2.21)%	(12.00)	(5.78)%	(12.00)
+100	(0.62)		(2.91)
+25	(0.06)		(0.70)
-25	(0.05)		0.63

The EVE sensitivity was modestly negative at December 31, 2014 and has improved from the EVE sensitivity at December 31, 2013. The lower level of EVE risk since December 31, 2013 was attributable to continued growth in commercial loans and core deposits, and the issuance of fixed-rate debt securities.

While an instantaneous shift in interest rates was used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate or exacerbate the impact of changes in interest rates. The NII simulations and EVE analyses do not necessarily include certain actions that management may undertake to manage risk in response to anticipated changes in interest rates.

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

74 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As part of its overall risk management strategy relative to its mortgage banking activity, the Bancorp enters into forward contracts accounted for as free-standing derivatives to economically hedge IRLCs that are also considered free-standing derivatives. Additionally, the Bancorp economically hedges its exposure to mortgage loans held for sale through the use of forward contracts and mortgage options.

The Bancorp also establishes derivative contracts with major financial institutions to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. For further information including the notional amount and fair values of these derivatives, refer to Note 12 of the Notes to Consolidated Financial Statements

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the expected cash flows of the carrying value of the Bancorp’s portfolio loans and leases as of December 31, 2014:

TABLE 58: PORTFOLIO LOANS AND LEASES EXPECTED MATURITIES
($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$23,653	16,371	741	40,765
Commercial mortgage loans	3,328	3,613	458	7,399
Commercial construction loans	847	1,183	39	2,069
Commercial leases	735	1,623	1,362	3,720
Subtotal - commercial loans and leases	28,563	22,790	2,600	53,953
Residential mortgage loans	2,497	5,428	4,464	12,389
Home equity	1,203	3,460	4,223	8,886
Automobile loans	5,209	6,704	124	12,037
Credit card	481	1,920	-	2,401
Other consumer loans and leases	404	14	-	418
Subtotal - consumer loans and leases	9,794	17,526	8,811	36,131
Total	$38,357	40,316	11,411	90,084

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable rate loans and leases, as of December 31, 2014:

TABLE 59: PORTFOLIO LOANS AND LEASES PRINCIPAL CASH FLOWS OCCURING AFTER ONE YEAR
	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$2,672	14,440
Commercial mortgage loans	1,031	3,040
Commercial construction loans	31	1,191
Commercial leases	2,985	-
Subtotal - commercial loans and leases	6,719	18,671
Residential mortgage loans	7,031	2,861
Home equity	736	6,947
Automobile loans	6,783	45
Credit card	627	1,293
Other consumer loans and leases	-	14
Subtotal - consumer loans and leases	15,177	11,160
Total	$21,896	29,831

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $856 million and $967 million as of December 31, 2014 and 2013, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during the year ended December 31, 2014 which caused actual prepayments on the servicing portfolio to increase. The increase in actual prepayments on the servicing portfolio during the year ended December 31, 2014 caused the modeled prepayment speeds to increase, which led to a temporary impairment of $65 million on servicing rights during the year ended December 31, 2014. Mortgage rates increased during the year ended December 31, 2013 which caused actual prepayments on the servicing portfolio to decrease. The decrease in actual prepayments on the servicing portfolio during the year ended December 31, 2013 caused the modeled prepayment speeds to decrease, which led to a recovery of temporary impairment of $192 million on servicing rights during the year ended December 31, 2013.

Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the

75  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the mortgage servicing rights valuation, the Bancorp recognized net gains of $95 million and net losses of $17 million on its non-qualifying hedging strategy for the years ended 2014 and 2013, respectively. These amounts include net gains on securities related to the Bancorp’s non-qualifying hedging strategy which were zero during 2014 and $13 million during 2013. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 11 of the Notes to Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2014 and December 31, 2013 was $720 million and $581 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

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

Expected maturities from loan and lease repayments are included in Table 58 of the Market Risk Management section of MD&A. Of the $22.4 billion of securities in the Bancorp’s available-for-sale and other portfolio at December 31, 2014, $3.3 billion in principal and interest is expected to be received in the next 12 months and an additional $3.5 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the years ended December 31, 2014 and 2013, the Bancorp sold or securitized loans totaling $9.4 billion and $23.4 billion, respectively.

For further information on the transfer of financial assets, refer to Note 11 of the Notes to Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 82% of its average total assets during 2014 and 2013. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates of deposit with a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

On February 25, 2014, the Bancorp issued and sold $500 million of unsecured senior fixed-rate notes. On June 5, 2014, The Bancorp issued in a registered public offering 300,000 depositary shares, representing 12,000 shares of 4.90% fixed-to-floating rate non-cumulative Series J perpetual preferred stock, for net proceeds of $297 million. As of December 31, 2014, $3.0 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. At December 31, 2014, the Bancorp has approximately $41.7 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

In 2013, the Bancorp’s banking subsidiary updated and amended its existing global bank note program to increase the capacity from $20 billion to $25 billion. On April 25, 2014, the Bank issued and sold $1.5 billion in aggregate principal amount of unsecured senior bank notes. On September 5, 2014, the Bank issued and sold $850 million of unsecured senior fixed-rate bank notes. The Bancorp has $19.1 billion of funding available for issuance under the global bank note program as of December 31, 2014.

For the year ended December 31, 2014, the Bancorp transferred approximately $3.8 billion in consumer automobile loans to bankruptcy remote trusts which were deemed to be VIEs. The Bancorp concluded that it is the primary beneficiary of these VIEs and, therefore, has consolidated these VIEs. The assets of these VIEs are restricted to the settlement of the notes and other obligations of the VIEs. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

76 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity Coverage Ratio and Net Stable Funding Ratio

A key reform within the Basel III framework to strengthen international liquidity standards was the introduction of the LCR and NSFR. On January 7, 2013, the BCBS issued a final standard for the LCR applicable to large internationally active banking organizations. The BCBS plans on implementing the NSFR in 2018.

Section 165 of the DFA requires the FRB to establish enhanced liquidity standards in the U.S. for BHCs with total assets of $50 billion or greater. On October 10, 2014, the U.S. Banking Agencies published final rules implementing a quantitative liquidity requirement consistent with the LCR standard established by the BCBS for large internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. In addition, a modified LCR requirement was finalized for BHCs with $50 billion or more in total consolidated assets that are not internationally active, such as Fifth Third. The Modified LCR requires BHCs to maintain HQLA equal to its calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The modified LCR is effective January 1, 2016 and requires BHCs to calculate its LCR on a monthly basis. The final rule includes a transition period for the modified LCR in which BHCs must maintain HQLA of 90% of its calculated net cash outflows for 2016 and then 100% beginning in 2017. The Bancorp estimates its modified LCR was 112% at December 31, 2014 calculated under the modified LCR final rule. For more information on LCR, refer to the Non-GAAP Financial Measures section of MD&A.

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

The Bancorp’s credit ratings are summarized in Table 60. The ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. *

* As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 60: AGENCY RATINGS
As of February 25, 2015	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A	AL
Subordinated debt	Baa2	BBB	A-	BBBH
Fifth Third Bank:
Short-term	P-2	A-2	F1	R-1L
Long-term deposit	A3	No rating	A+	A
Senior debt	A3	A-	A	A
Subordinated debt	Baa1	BBB+	A-	AL

OPERATIONAL RISK MANAGEMENT

The Bancorp faces ongoing and emerging risks and regulations related to the activities that surround the delivery of banking and financial products. The Bancorp believes that effective management of operational risk plays a major role in both the level and the stability of profitability. Operational risk is the risk of loss from inadequate or failed internal processes, people or systems or from external events. This includes, but is not limited to, the following types of risk: business continuity risk, information management risk, fraud risk, model risk, third party service provider risk, human resources risk, and process risk.

The Bancorp’s risk management framework consists of five integrated components, including identifying, assessing, managing, monitoring, and reporting risks. The Operational Risk Management function is responsible for developing and overseeing the implementation of the Bancorp’s approach to managing operational risk. This includes providing training, tools, guidance and oversight to support implementation of key risk programs and systems as they relate to operational risk management, such as risk and control self-assessments, new product/initiative risk reviews, key risk indicators, and operational losses. The function is also responsible for developing reports that support the proactive management of operational risk across the enterprise. The lines of business and corporate functions are responsible for managing the operational risks associated with their areas in accordance with the risk management framework. The framework is intended to enable the Bancorp to function with a sound and well-controlled operational environment. These processes support the Bancorp’s goals to minimize future operational losses and strengthen the Bancorp’s performance by maintaining sufficient capital to absorb operational losses that are incurred.

CAPITAL MANAGEMENT

Management regularly reviews the Bancorp’s capital levels to help ensure it is appropriately positioned under various operating environments. The Bancorp has established a Capital Committee which is responsible for making capital plan recommendations to management. These recommendations are reviewed by the ERM Committee and the capital plan is approved by the Board of Directors. The Capital Committee is responsible for execution oversight of the capital actions of the capital plan.

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

The DFA requires more stringent prudential standards, including capital and liquidity requirements, for larger institutions. It addresses the quality of capital components by limiting the degree to which certain hybrid instruments can be included. The DFA will phase out the inclusion of certain TruPS as a component of Tier I risk-based capital when the Bancorp implements the revised regulatory capital rules known as Basel III.

In December of 2010 and revised in June of 2011, the BCBS issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. In July of 2013, U.S. banking regulators approved final enhanced regulatory capital requirements (Basel III Final Rule), which included modifications to the proposed rules. The Basel III Final Rule provides for certain banks, including the Bancorp, to opt out of including AOCI in Tier I capital and retain the treatment of residential mortgage exposures consistent with the current Basel I capital rules. The Basel III Final Rule phases out the inclusion of certain TruPS as a component of Tier I capital. Under these provisions, these TruPS qualify as a component of Tier II capital. At December 31, 2014 the Bancorp’s Tier I capital included $60 million of TruPS representing approximately 5 bps of risk-weighted assets. The Basel III Final Rule is effective for the Bancorp as of January 1, 2015, subject to phase-in periods for certain of its components and other provisions.

The Bancorp’s current estimate of the pro-forma fully phased in Tier I common equity ratio at December 31, 2014 under the Basel III Final Rule is approximately 9.39% compared with 9.65% as calculated under the existing Basel I capital framework. The primary drivers of the change from the existing Basel I capital framework to the Basel III Final Rule are an increase in Tier I common equity of approximately 74 bps (primarily from the elimination of the current 10% deduction of mortgage servicing rights from capital), which would be more than offset by the impact of increases in risk-weighted assets (primarily from the treatment of securitizations, mortgage servicing rights and commitments with an original maturity of one year or less). If the Bancorp elected to include AOCI components in capital, the December 31, 2014 pro forma Basel III Final Rule Tier I common ratio would have increased by approximately 35 bps. The pro-forma Tier I common equity ratio exceeds the proposed minimum Tier I common equity ratio of 7% comprised of a minimum of 4.5% plus a capital conservation buffer of 2.5%. The pro-forma Tier I common equity ratio does not include the effect of any mitigating actions the Bancorp may undertake to offset the impact of the proposed capital enhancements. Additionally, pursuant to the Basel III Final Rule, the minimum capital ratios as of January 1, 2015 are 6% for the Tier I capital ratio, 8% for the Total risk-based capital ratio and 4% for the Tier I capital to average consolidated assets (leverage ratio). For further discussion on the Basel I and Basel III Tier I common equity ratios, refer to the Non-GAAP Financial Measures section of MD&A.

TABLE 61: CAPITAL RATIOS
As of December 31 ($ in millions)	2014	2013	2012	2011	2010
Average equity as a percent of average assets	11.59%	11.56	11.65	11.41	12.22
Tangible equity as a percent of tangible assets(a)	9.41	9.44	9.17	9.03	10.42
Tangible common equity as a percent of tangible assets(a)	8.43	8.63	8.83	8.68	7.04

Tier I capital	$12,764	12,094	11,685	12,503	13,965
Total risk-based capital	16,895	16,431	15,811	16,876	18,178
Risk-weighted assets(b)	117,878	115,969	109,301	104,219	100,561

Regulatory capital ratios:
Tier I risk-based capital	10.83%	10.43	10.69	12.00	13.89
Total risk-based capital	14.33	14.17	14.47	16.19	18.08
Tier I leverage	9.66	9.73	10.15	11.25	12.79
Tier I common equity(a)	9.65	9.45	9.54	9.41	7.48
(a)	For further information on these ratios, refer to the Non-GAAP Financial Measures section of MD&A.
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

Redemption of TruPS

The Bancorp redeemed all $750 million of the outstanding TruPS issued by Fifth Third Capital Trust IV on December 30, 2013. These securities had a distribution rate of 6.50% and a scheduled maturity date of April 1, 2067. Pursuant to the terms of the TruPS, the securities of Fifth Third Capital Trust IV were redeemable within ninety days of a Capital Treatment Event. The Bancorp determined that a Capital Treatment Event occurred upon the publication of a Final Rule regarding Regulatory Capital Rules jointly by the Federal Reserve System and the OCC. The redemption price was $1,000 per security, which reflected 100% of the liquidation amount, plus accrued and unpaid distributions to the actual redemption date of $10 million. The Bancorp recognized an $8 million loss on the extinguishment of this debt within other noninterest expense in the Consolidated Statements of Income.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.51 and $0.47 during the years ended December 31, 2014 and 2013, respectively. The Bancorp entered into accelerated share repurchase transactions during the years ended December 31, 2014 and 2013. Refer to the Overview section of MD&A and Note 23 of the Notes to Consolidated Financial Statements for additional information on the accelerated share repurchase transactions.

The following table summarizes shares authorized for repurchase for the years ended December 31, 2014 and 2013:

TABLE 62: SHARE REPURCHASES
For the years ended December 31	2014	2013	2012
Shares authorized for repurchase at January 1	43,071,613	63,046,682	19,201,518
Additional authorizations(a) (b)	64,908,628	45,541,057	86,269,178
Share repurchases(c)	(34,799,873)	(65,516,126)	(42,424,014)
Shares authorized for repurchase at December 31	73,180,368	43,071,613	63,046,682
Average price paid per share	$ 20.87	$ 18.80	$ 14.82
(a)

In March 2014, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private transaction. The authorization does not include specific price targets or an expiration date. This share repurchase authorization replaces the Board’s previous authorization pursuant to which approximately 35 million shares remained available for repurchase by the Bancorp.

(b)

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

(c)

Excludes 2,116,370, 1,863,097 and 2,059,003 shares repurchased during 2014, 2013 and 2012, respectively, in connection with various employee compensation plans. These repurchases are not included in the calculation for average price paid and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

Stress Tests and CCAR

In 2011, the FRB adopted the capital plan rule, which requires BHCs with consolidated assets of $50 billion or more to submit annual capital plans to the FRB for review. Under the rule, these capital plans must included detailed descriptions of the following: the BHC’s internal processes for assessing capital adequacy; the policies governing capital actions such as common stock issuances, dividends, and share repurchases; and all planned capital actions over a nine-quarter planning horizon. Further, each BHC must also report to the FRB the results of stress tests conducted by the BHC under a number of scenarios that assess the sources and uses of capital under baseline and stressed economic scenarios. The FRB launched the 2014 stress testing program and CCAR on November 1, 2013, with firm submissions of stress test results and capital plans due to the FRB on January 6, 2014, which the Bancorp submitted as required. Refer to Note 3 of the Notes to Consolidated Financial

79  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements for a discussion on the FRB’s review of the capital plan, the FRB’s non-objection to the Bancorp’s proposed capital actions and the Bancorp’s capital actions taken in 2014.

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

The FRB launched the 2015 stress testing program and CCAR on October 23, 2014. The stress testing results and capital plan were submitted by the Bancorp to the FRB on January 5, 2015.

The FRB expects to release summary results of the 2015 stress testing program and CCAR in March of 2015. The results will include supervisory projections of capital ratios, losses and revenues under the supervisory adverse and supervisory severely adverse scenarios. The FRB will also issue an objection or non-objection to each participating institution’s capital plan submitted under CCAR. The FRB’s summary results will also include an overview of methodologies used for supervisory tests. Additionally, as a CCAR institution, Fifth Third is required to disclose its own estimates of results under the supervisory severely adverse scenario using the same consistently applied capital actions noted above, and to provide information related to risks included in its stress testing; a summary description of the methodologies used; estimates of aggregate pre-provision net revenue, losses, provisions, and pro forma capital ratios at the end of the forward-looking planning horizon of at least nine quarters; and an explanation of the most significant causes of changes in regulatory capital ratios. These disclosures are required to be sent to the FRB and publicly disclosed within 15 days of the date the FRB discloses the results of its DFA supervisory stress test.

80  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Bancorp enters into financial transactions that are considered off-balance sheet arrangements as they involve varying elements of market, credit and liquidity risk in excess of the amounts recognized in the Bancorp’s Consolidated Balance Sheets. The Bancorp’s off-balance sheet arrangements include commitments, contingent liabilities, guarantees, and transactions with non-consolidated VIEs. A brief discussion of these transactions is as follows:

Commitments

The Bancorp has certain commitments to make future payments under contracts, including commitments to extend credit, letters of credit, forward contracts related to held for sale mortgage loans, noncancelable lease obligations, capital commitments for private equity investments and purchase obligations. Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information on commitments.

Guarantees and Contingent Liabilities

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $29 million at December 31, 2014 and $37 million at December 31, 2013. As of December 31, 2014 and 2013, the Bancorp maintained a reserve of $2 million and $10 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Consolidated Balance Sheets. The change in the reserve was due to a decrease in both the outstanding exposure and expected losses. During 2009, the Bancorp suspended the practice of providing reinsurance of PMI for newly originated mortgage loans.

The Bancorp has performance obligations upon the occurrence of certain events provided in certain contractual arrangements, including residential mortgage loans sold with representation and warranty provisions or credit recourse. Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information on guarantees and contingent liabilities.

Transactions with Non-consolidated VIEs

The Bancorp engages in a variety of activities that involve VIEs, which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The investments in those entities in which the Bancorp was determined not to be the primary beneficiary but holds a variable interest in the entity are accounted for under the equity method of accounting or other accounting standards as appropriate and not consolidated. Refer to Note 10 of the Notes to Consolidated Financial Statements for additional information on non-consolidated VIEs.

81  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Bancorp has certain obligations and commitments to make future payments under contracts. The aggregate contractual obligations and commitments at December 31, 2014 are shown in Table 63. As of December 31, 2014, the Bancorp has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the Contractual Obligations and Other Commitments table. For further detail on the impact of income taxes refer to Note 20 of the Notes to Consolidated Financial Statements.

TABLE 63: CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
As of December 31, 2014 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total
Contractually obligated payments due by period:
Deposits with a stated maturity of less than one year(a)	$94,857	-	-	-	94,857
Time deposits(c)	2,507	2,578	1,510	260	6,855
Short-term borrowings(e)	1,700	-	-	-	1,700
Long-term debt(b)	702	6,499	3,649	4,117	14,967
Forward contracts related to held for sale mortgage loans(d)	999	-	-	-	999
Noncancelable operating lease obligations(f)	92	166	145	294	697
Partnership investment commitments(g)	191	118	24	31	364
Pension benefit payments(i)	22	40	34	80	176
Purchase obligations and capital expenditures(h)	51	26	28	-	105
Capital lease obligations	11	14	10	2	37
Total contractually obligated payments due by period	$101,132	9,441	5,400	4,784	120,757
Other commitments by expiration period
Commitments to extend credit(j)	$26,540	12,105	17,602	7,658	63,905
Letters of credit(k)	2,181	1,160	590	43	3,974
Total other commitments by expiration period	$28,721	13,265	18,192	7,701	67,879
(a)	Includes demand, interest checking, savings, money market and foreign office deposits. For additional information, refer to the Deposits discussion in the Balance Sheet Analysis section of MD&A.
(b)

Interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets. Refer to Note 16 of the Notes to Consolidated Financial Statements for additional information on these debt instruments.

(c)	Includes other time and certificates $100,000 and over. For additional information, refer to the Deposits discussion in the Balance Sheet Analysis section of MD&A.
(d)	Refer to Note 12 of the Notes to Consolidated Financial Statements for additional information on forward contracts to sell residential mortgage loans.
(e)	Includes federal funds purchased and borrowings with an original maturity of less than one year. For additional information, refer to Note 15 of the Notes to Consolidated Financial Statements.
(f)	Includes rental commitments.
(g)	Includes low-income housing and historic tax investments. For additional information, refer to Note 10 of the Notes to Consolidated Financial Statements.
(h)	Represents agreements to purchase goods or services and includes commitments to various general contractors for work related to banking center construction.
(i)	Refer to Note 21 of the Notes to Consolidated Financial Statements for additional information on pension obligations.
(j)

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Many of the commitments to extend credit may expire without being drawn upon. The total commitment amounts include capital commitments for private equity investments and do not necessarily represent future cash flow requirements. For additional information, refer to Note 17 of the Notes to Consolidated Financial Statements.

(k)

Letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. For additional information, refer to Note 17 of the Notes to Consolidated Financial Statements.

82  Fifth Third Bancorp

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

The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2014. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2014. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2014. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2014. This report appears on page 84 of the annual report.

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

Kevin T. Kabat	Tayfun Tuzun
Vice Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 25, 2015	February 25, 2015

83  Fifth Third Bancorp

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Bancorp and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

Cincinnati, Ohio

February 25, 2015

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fifth Third Bancorp and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2015 expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.

Cincinnati, Ohio

February 25, 2015

84 Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2014	2013
Assets
Cash and due from banks(a)	$3,091	3,178
Available-for-sale and other securities(b)	22,408	18,597
Held-to-maturity securities(c)	187	208
Trading securities	360	343
Other short-term investments	7,914	5,116
Loans held for sale(d)	1,261	944
Portfolio loans and leases:
Commercial and industrial loans	40,765	39,316
Commercial mortgage loans(a)	7,399	8,066
Commercial construction loans	2,069	1,039
Commercial leases	3,720	3,625
Residential mortgage loans(e)	12,389	12,680
Home equity	8,886	9,246
Automobile loans(a)	12,037	11,984
Credit card	2,401	2,294
Other consumer loans and leases	418	364
Portfolio loans and leases	90,084	88,614
Allowance for loan and lease losses(a)	(1,322)	(1,582)
Portfolio loans and leases, net	88,762	87,032
Bank premises and equipment	2,465	2,531
Operating lease equipment	728	730
Goodwill	2,416	2,416
Intangible assets	15	19
Servicing rights	858	971
Other assets(a)	8,241	8,358
Total Assets	$138,706	130,443
Liabilities
Deposits:
Demand	$34,809	32,634
Interest checking	26,800	25,875
Savings	15,051	17,045
Money market	17,083	11,644
Other time	3,960	3,530
Certificates - $100,000 and over	2,895	6,571
Foreign office	1,114	1,976
Total deposits	101,712	99,275
Federal funds purchased	144	284
Other short-term borrowings	1,556	1,380
Accrued taxes, interest and expenses	2,020	1,758
Other liabilities(a)	2,642	3,487
Long-term debt(a)	14,967	9,633
Total Liabilities	123,041	115,817
Equity
Common stock(f)	2,051	2,051
Preferred stock(g)	1,331	1,034
Capital surplus	2,646	2,561
Retained earnings	11,141	10,156
Accumulated other comprehensive income	429	82
Treasury stock(f)	(1,972)	(1,295)
Total Bancorp shareholders’ equity	15,626	14,589
Noncontrolling interests	39	37
Total Equity	15,665	14,626
Total Liabilities and Equity	$138,706	130,443
(a)

At December 31, 2014 and 2013, includes $179 and $49 of cash and due from banks, $47 and $48 of commercial mortgage loans, $3,331 and $1,010 of automobile loans, $(22) and $(15) of ALLL, $25 and $13 of other assets, $5 and $1 of other liabilities, $3,434 and $1,048 of long-term debt from consolidated VIEs that are included in their respective captions. For further information, refer to Note 10.

(b)	Amortized cost of $21,677 and $18,409 at December 31, 2014 and 2013, respectively.
(c)	Fair value of $187 and $208 at December 31, 2014 and 2013, respectively.
(d)	Includes $561 and $890 of residential mortgage loans held for sale measured at fair value at December 31, 2014, and 2013, respectively.
(e)	Includes $108 and $92 of residential mortgage loans measured at fair value at December 31, 2014 and 2013, respectively.
(f)

Common shares: Stated value $2.22 per share; authorized 2,000,000; outstanding at December 31, 2014 – 824,046,952 (excludes 99,845,629 treasury shares) and December 31, 2013 – 855,305,745 (excludes 68,586,836 treasury shares).

(g)

446,000 and 458,000 shares of undesignated no par value preferred stock are authorized and unissued at December 31, 2014 and December 31, 2013, respectively; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized, issued and outstanding at December 31, 2014 and December 31, 2013; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference: 18,000 authorized, issued and outstanding at December 31, 2014 and December 31, 2013; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issues and outstanding at December 31, 2014.

See Notes to Consolidated Financial Statements.

85 Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except share data)	2014	2013	2012
Interest Income
Interest and fees on loans and leases	$3,298	3,447	3,574
Interest on securities	724	520	529
Interest on other short-term investments	8	6	4
Total interest income	4,030	3,973	4,107
Interest Expense
Interest on deposits	202	202	216
Interest on other short-term borrowings	2	6	8
Interest on long-term debt	247	204	288
Total interest expense	451	412	512
Net Interest Income	3,579	3,561	3,595
Provision for loan and lease losses	315	229	303
Net Interest Income After Provision for Loan and Lease Losses	3,264	3,332	3,292
Noninterest Income
Service charges on deposits	560	549	522
Corporate banking revenue	430	400	413
Investment advisory revenue	407	393	374
Mortgage banking net revenue	310	700	845
Card and processing revenue	295	272	253
Other noninterest income	450	879	574
Securities gains, net	21	21	15
Securities gains, net - non-qualifying hedges on mortgage servicing rights	-	13	3
Total noninterest income	2,473	3,227	2,999
Noninterest Expense
Salaries, wages and incentives	1,449	1,581	1,607
Employee benefits	334	357	371
Net occupancy expense	313	307	302
Technology and communications	212	204	196
Card and processing expense	141	134	121
Equipment expense	121	114	110
Other noninterest expense	1,139	1,264	1,374
Total noninterest expense	3,709	3,961	4,081
Income Before Income Taxes	2,028	2,598	2,210
Applicable income tax expense	545	772	636
Net Income	1,483	1,826	1,574
Less: Net income attributable to noncontrolling interests	2	(10)	(2)
Net Income Attributable to Bancorp	1,481	1,836	1,576
Dividends on preferred stock	67	37	35
Net Income Available to Common Shareholders	$1,414	1,799	1,541
Earnings per share - basic	$1.68	2.05	1.69
Earnings per share - diluted	$1.66	2.02	1.66
Average common shares outstanding - basic	833,116,349	869,462,977	904,425,226
Average common shares outstanding - diluted	842,967,356	894,736,445	945,554,102
Cash dividends declared per common share	$0.51	0.47	0.36

See Notes to Consolidated Financial Statements.

86  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31 ($ in millions)	2014	2013	2012
Net income	$1,483	1,826	1,574
Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities arising during the year	378	(295)	(63)
Reclassification adjustment for net (gains) losses included in net income	(24)	4	(10)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains (losses) on cash flow hedge derivatives arising during the year	39	(8)	24
Reclassification adjustment for net gains included in net income	(29)	(29)	(54)
Defined benefit pension plans:
Net actuarial (loss) gain arising during the year	(25)	25	(5)
Reclassification of amounts to net periodic benefit costs	8	10	13
Other comprehensive income (loss)	347	(293)	(95)
Comprehensive income	1,830	1,533	1,479
Less: Comprehensive income attributable to noncontrolling interests	2	(10)	(2)
Comprehensive income attributable to Bancorp	$1,828	1,543	1,481
See Notes to Consolidated Financial Statements.

87  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Bancorp Shareholders’ Equity
					Accumulated		Total
					Other		Bancorp	Non-
	Common	Preferred	Capital	Retained	Comprehensive	Treasury	Shareholders’	Controlling	Total
($ in millions, except per share data)	Stock	Stock	Surplus	Earnings	Income	Stock	Equity	Interests	Equity
Balance at December 31, 2011	$2,051	398	2,792	7,554	470	(64)	13,201	50	13,251
Net income				1,576			1,576	(2)	1,574
Other comprehensive loss					(95)		(95)		(95)
Cash dividends declared:
Common stock at $0.36 per share				(325)			(325)		(325)
Preferred stock				(35)			(35)		(35)
Shares acquired for treasury			(23)			(627)	(650)		(650)
Impact of stock transactions under stock compensation plans, net			(11)			54	43		43
Other				(2)		3	1		1
Balance at December 31, 2012	2,051	398	2,758	8,768	375	(634)	13,716	48	13,764
Net income				1,836			1,836	(10)	1,826
Other comprehensive loss					(293)		(293)		(293)
Cash dividends declared:
Common stock at $0.47 per share				(407)			(407)		(407)
Preferred stock				(37)			(37)		(37)
Shares acquired for treasury			(78)			(1,242)	(1,320)		(1,320)
Issuance of preferred stock		1,034					1,034		1,034
Redemption of preferred stock, Series G		(398)	(142)			540	-		-
Impact of stock transactions under stock compensation plans, net			22			38	60		60
Other			1	(4)		3	-	(1)	(1)
Balance at December 31, 2013	2,051	1,034	2,561	10,156	82	(1,295)	14,589	37	14,626
Net income				1,481			1,481	2	1,483
Other comprehensive income					347		347		347
Cash dividends declared:
Common stock at $0.51 per share				(427)			(427)		(427)
Preferred stock				(67)			(67)		(67)
Shares acquired for treasury			72			(726)	(654)		(654)
Issuance of preferred stock		297					297		297
Impact of stock transactions under stock compensation plans, net			13			47	60		60
Other				(2)		2	-		-
Balance at December 31, 2014	$2,051	1,331	2,646	11,141	429	(1,972)	15,626	39	15,665

See Notes to Consolidated Financial Statements.

88  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2014	2013	2012
Operating Activities
Net income	$1,483	1,826	1,574
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	315	229	303
Depreciation, amortization and accretion	414	507	531
Stock-based compensation expense	83	78	69
Provision for deferred income taxes	79	253	271
Securities gains, net	(21)	(21)	(15)
Securities gains, net - non-qualifying hedges on mortgage servicing rights	-	(13)	(3)
Provision for (recovery of) MSR impairment	65	(192)	103
Net gains on sales of loans and fair value adjustments on loans held for sale	(67)	(622)	(583)
Net losses on disposition and impairment of bank premises and equipment	19	6	21
Loss on extinguishment of debt	-	8	169
Proceeds from sales of loans held for sale	5,477	22,047	22,044
Loans originated for sale, net of repayments	(4,874)	(19,003)	(21,439)
Dividends representing return on equity method investments	42	54	45
Gain on sales of Vantiv, Inc. shares and Vantiv, Inc. IPO	(148)	(336)	(272)
Net change in:
Trading securities	(16)	(131)	(28)
Other assets	(221)	(672)	4
Accrued taxes, interest and expenses	1	8	1
Other liabilities	(555)	569	(238)
Net Cash Provided by Operating Activities	2,076	4,595	2,557
Investing Activities
Sales:
Available-for-sale securities	5,234	9,328	2,521
Loans	147	657	275
Bank premises and equipment	24	33	13
Repayments / maturities:
Available-for-sale securities	2,265	3,191	4,100
Held-to-maturity securities	20	74	36
Purchases:
Available-for-sale securities	(10,691)	(16,216)	(6,813)
Bank premises and equipment	(216)	(274)	(362)
Proceeds from sales and dividends representing return of equity method investments	279	674	393
Net change in:
Other short-term investments	(2,798)	(2,695)	(640)
Loans and leases	(3,136)	(4,750)	(5,930)
Operating lease equipment	(66)	(206)	(126)
Net Cash Used in Investing Activities	(8,938)	(10,184)	(6,533)
Financing Activities
Net change in:
Core deposits	6,114	6,550	3,529
Certificates - $100,000 and over, including foreign office and other	(3,677)	3,208	279
Federal funds purchased	(140)	(618)	555
Other short-term borrowings	176	(4,900)	3,041
Dividends paid on common stock	(423)	(393)	(309)
Dividends paid on preferred stock	(67)	(37)	(35)
Proceeds from issuance of long-term debt	6,570	5,044	523
Repayment of long-term debt	(1,399)	(2,225)	(3,159)
Repurchases of treasury shares and related forward contracts	(654)	(1,320)	(650)
Issuance of preferred stock	297	1,034	-
Other	(22)	(17)	(20)
Net Cash Provided by Financing Activities	6,775	6,326	3,754
(Decrease) Increase in Cash and Due from Banks	(87)	737	(222)
Cash and Due from Banks at Beginning of Period	3,178	2,441	2,663
Cash and Due from Banks at End of Period	$3,091	3,178	2,441

See Notes to Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to noncash investing and financing activities.

89  Fifth Third Bancorp

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

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Bancorp and its majority-owned subsidiaries and VIEs in which the Bancorp has been determined to be the primary beneficiary. Other entities, including certain joint ventures, in which the Bancorp has the ability to exercise significant influence over operating and financial policies of the investee, but upon which the Bancorp does not possess control, are accounted for by the equity method of accounting and not consolidated. The investments in those entities in which the Bancorp does not have the ability to exercise significant influence are generally carried at the lower of cost or fair value. Intercompany transactions and balances have been eliminated.

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

Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in OCI. Trading securities are reported at fair value with unrealized gains and losses included in noninterest income. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments or DCF models that incorporate market inputs and assumptions including discount rates, prepayment speeds, and loss rates. Realized securities gains or losses are reported within noninterest income in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

Available-for-sale and held-to-maturity securities with unrealized losses are reviewed quarterly for possible OTTI. For debt securities, if the Bancorp intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then an OTTI has occurred. However, even if the Bancorp does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Bancorp must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized within noninterest income and the non-credit component is recognized through OCI. For equity securities, the Bancorp’s management evaluates the securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline as well as the Bancorp’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other-than-temporary, an impairment loss equal to the difference between the amortized cost of the security and its fair value is recognized within noninterest income.

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

Purchased loans are evaluated for evidence of credit deterioration at acquisition and recorded at their initial fair value. For loans acquired with no evidence of credit deterioration, the fair value discount or premium is amortized over the contractual life of the loan as an adjustment to yield. For loans acquired with evidence of credit deterioration, the Bancorp determines at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). Subsequent to the acqusition date, increases in expected cash flows over those expected at the acquisition date are recognized prospectively as interest income over the remaining life of the loan. The present value of any decreases in expected cash flows resulting directly from a change in the contractual interest rate are recognized prospectively as a reduction of the accretable yield. The present value of any decreases in expected cash flows after the acquisition date as a result of credit deterioration is recognized by recording an ALLL or a direct charge-off. Subsequent to the purchase date, the methods utilized to estimate the required ALLL are similar to originated loans. Loans carried at fair value, mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of this guidance on loans acquired with deteriorated credit quality.

The Bancorp’s lease portfolio consists of both direct financing and leveraged leases. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Interest income on direct

90 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nonaccrual Loans and Leases

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

Nonaccrual commercial loans and nonaccrual credit card loans are generally accounted for on the cost recovery method. The Bancorp believes the cost recovery method is appropriate for nonaccrual commercial loans and nonaccrual credit card loans because the assessment of collectability of the remaining recorded investment of these loans involves a high degree of subjectivity and uncertainty due to the nature or absence of underlying collateral. Under the cost recovery method, any payments received are applied to reduce principal. Once the entire recorded investment is collected, additional payments received are treated as recoveries of amounts previously charged-off until recovered in full, and any subsequent payments are treated as interest income. Nonaccrual residential mortgage loans and other nonaccrual consumer loans are generally accounted for on the cash basis method. The Bancorp believes the cash basis method is appropriate for nonaccrual residential mortgage and other nonaccrual consumer loans because such loans have generally been written down to estimated collateral values and the collectability of the remaining investment involves only an assessment of the fair value of the underlying collateral, which can be measured more objectively with a lesser degree of uncertainty than assessments of typical commercial loan collateral. Under the cash basis method, interest income is recognized upon cash receipt to the extent to which it would have been accrued on the loan’s remaining balance at the contractual rate. Nonaccrual loans may be returned to accrual status when all delinquent interest and principal payments become current in accordance with the loan agreement and are reasonably assured of repayment in accordance with the contractual terms of the loan agreement, or when the loan is both well-secured and in the process of collection.

Commercial loans on nonaccrual status, including those modified in a TDR, as well as criticized commercial loans with aggregate borrower relationships exceeding $1 million, are subject to an individual review to identify charge-offs. The Bancorp does not have an established delinquency threshold for partially or fully charging off commercial loans. Residential mortgage loans, home equity loans and lines of credit and credit card loans that have principal and interest payments that have become past due 180 days are assessed for a charge-off to the ALLL, unless such loans are both well-secured and in the process of collection. Home equity loans and lines of credit are also assessed for charge-off to the ALLL when such loans or lines of credit have become past due 120 days if the senior lien is also 120 days past due, unless such loans are both well-secured and in the process of collection. Automobile and other consumer loans and leases that have principal and interest payments that have become past due 120 days are assessed for a charge-off to the ALLL, unless such loans are both well-secured and in the process of collection.

Restructured Loans and Leases

A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or remaining principal amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk. During the third quarter of 2012, the OCC, a national bank regulatory agency, issued interpretive guidance that requires non-reaffirmed loans included in Chapter 7 bankruptcy filings to be accounted for as nonperforming TDRs and collateral dependent loans regardless of their payment history and capacity to pay in the future. The Bancorp’s banking subsidiary is a state chartered bank which therefore is not subject to guidance of the OCC. The Bancorp does not consider the bankruptcy court’s discharge of the borrower’s debt a concession when the discharged debt is not reaffirmed, and as such these loans are classified as TDRs only if one or more of the previously mentioned concessions are granted.

The Bancorp measures the impairment loss of a TDR based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original, effective yield of the loan. Residential mortgage loans, home equity loans, automobile loans and other consumer loans modified as part of a TDR are maintained on accrual status, provided there is reasonable assurance of repayment and of performance according to the modified terms based upon a current, well-documented credit evaluation. Commercial loans and credit card loans modified as part of a TDR are maintained on accrual status provided there is a sustained payment history of six-months or greater prior to the modification in accordance with the modified

91 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terms and all remaining contractual payments under the modified terms are reasonably assured of collection. TDRs of commercial loans and credit cards that do not have a sustained payment history of six months or greater in accordance with their modified terms remain on nonaccrual status until a six-month payment history is sustained. In certain cases, commercial TDRs on nonaccrual status may be accounted for using the cash basis method for income recognition, provided that full repayment of principal under the modified terms of the loan is reasonably assured.

Impaired Loans and Leases

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

Loans Held for Sale

Loans held for sale primarily represent conforming fixed-rate residential mortgage loans originated or acquired with the intent to sell in the secondary market and jumbo residential mortgage loans, commercial loans, other residential mortgage loans and other consumer loans that management has the intent to sell. Loans held for sale may be carried at the lower of cost or fair value, or carried at fair value where the Bancorp has elected the fair value option of accounting under U.S. GAAP. The Bancorp has elected to measure residential mortgage loans originated as held for sale under the fair value option. For loans in which the Bancorp has not elected the fair value option, the lower of cost or fair value is determined at the individual loan level.

The fair value of residential mortgage loans held for sale for which the fair value election has been made is estimated based upon mortgage-backed securities prices and spreads to those prices or, for certain ARM loans, DCF models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral, and market conditions. The anticipated portfolio composition includes the effects of interest rate spreads and discount rates due to loan characteristics such as the state in which the loan was originated, the loan amount and the ARM margin. These fair value marks are recorded as a component of noninterest income in mortgage banking net revenue. The Bancorp generally has commitments to sell residential mortgage loans held for sale in the secondary market. Gains or losses on sales are recognized in mortgage banking net revenue.

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

ALLL

The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage, and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the commercial portfolio segment include commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction, and commercial leasing. The residential mortgage portfolio segment is also considered a class. Classes within the consumer portfolio segment include home equity, automobile, credit card, and other consumer loans and leases. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, refer to Note 6.

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

92 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loan Sales and Securitizations

The Bancorp periodically sells loans through either securitizations or individual loan sales in accordance with its investment policies. The sold loans are removed from the balance sheet and a net gain or loss is recognized in the Bancorp’s Consolidated Financial Statements at the time of sale. The Bancorp typically isolates the loans through the use of a VIE and thus is required to assess whether the entity holding the sold or securitized loans is a VIE and whether the Bancorp is the primary beneficiary and therefore consolidator of that VIE. If the Bancorp holds the power to direct activities most significant to the economic performance of the VIE and has the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE, then the Bancorp will generally be deemed the primary beneficiary of the VIE. If the Bancorp is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate. Refer to Note 10 for further information on consolidated and non-consolidated VIEs.

The Bancorp’s loan sales and securitizations are generally structured with servicing retained. As a result, servicing rights resulting from residential mortgage loan sales are initially recorded at fair value and subsequently amortized in proportion to and over the period of estimated net servicing revenues and are reported as a component of mortgage banking net revenue in the Consolidated Statements of Income. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and permanent impairment recognized through a write-off of the servicing asset and related valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speeds of the underlying loans, the weighted-average life, the discount rate, and the weighted-average coupon, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for impairment in the servicing portfolio. For purposes of measuring impairment, the mortgage servicing rights are stratified into classes based on the financial asset type (fixed-rate vs. adjustable rate) and interest rates. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income in the Consolidated Statements of Income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

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

93 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Legal Contingencies

The Bancorp is party to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict, and significant judgment may be required in the determination of both the probability of loss and whether the amount of the loss is reasonably estimable. The Bancorp’s estimates are subjective and are based on the status of legal and regulatory proceedings, the merit of the Bancorp’s defenses and consultation with internal and external legal counsel. A reserve for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. This reserve is included in Other Liabilities in the Consolidated Balance Sheets and is adjusted from time to time as appropriate to reflect changes in circumstances. Legal expenses are recorded in other noninterest expense in the Consolidated Statements of Income.

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

Derivative Financial Instruments

The Bancorp accounts for its derivatives as either assets or liabilities measured at fair value through adjustments to AOCI and/or current earnings, as appropriate. On the date the Bancorp enters into a derivative contract, the Bancorp designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in AOCI and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in fair values are reported in current period net income.

Prior to entering into a hedge transaction, the Bancorp formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative instrument designated as a fair value or cash flow hedge to a specific asset or liability on the balance sheet or to specific forecasted transactions and the risk being hedged, along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

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

Accrued taxes represent the net estimated amount due to taxing jurisdictions and are reported in accrued taxes, interest and expenses in the Consolidated Balance Sheets. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be significant to the operating results of the Bancorp. Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the Consolidated Financial Statements. For additional information on income taxes, refer to Note 20.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Earnings per diluted share is computed by dividing adjusted net income available to common shareholders by the weighted-average number

94  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Bancorp to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In this qualitative assessment, the Bancorp evaluates events and circumstances which may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Bancorp, the performance of the Bancorp’s common stock, the key financial performance metrics of the Bancorp’s reporting units, and events affecting the reporting units. If, after assessing the totality of events and circumstances, the Bancorp determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. However, if the Bancorp concludes otherwise, it would then be required to perform the first step (Step 1) of the goodwill impairment test, and continue to the second step (Step 2), if necessary. Step 1 of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Step 2 of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Bancorp’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Bancorp’s stock price. To determine the fair value of a reporting unit, the Bancorp employs an income-based approach, utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. Additionally, the Bancorp determines its market capitalization based on the average of the closing price of the

Bancorp’s stock during the month including the measurement date, incorporating an additional control premium, and compares this market-based fair value measurement to the aggregate fair value of the Bancorp’s reporting units in order to corroborate the results of the income approach.

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

During Step 2, the Bancorp determines the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. This assignment process is only performed for purposes of testing goodwill for impairment. The Bancorp does not adjust the carrying values of recognized assets or liabilities (other than goodwill, if appropriate), nor does it recognize previously unrecognized intangible assets in the Consolidated Financial Statements as a result of this assignment process. Refer to Note 8 for further information regarding the Bancorp’s goodwill.

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

95 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs for the asset or liability for which there is little, if any, market activity at the measurement date. Unobservable inputs reflect the Bancorp’s own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include the Bancorp’s own financial data such as internally developed pricing models and DCF methodologies, as well as instruments for which the fair value determination requires significant management judgment.

The Bancorp’s fair value measurements involve various valuation techniques and models, which involve inputs that are observable, when available. Valuation techniques and parameters used for measuring assets and liabilities are reviewed and validated by the Bancorp on a quarterly basis. Additionally, the Bancorp monitors the fair values of significant assets and liabilities using a variety of methods including the evaluation of pricing runs and exception reports based on certain analytical criteria, comparison to previous trades and overall review and assessments for reasonableness. Refer to Note 27 for further information on fair value measurements.

Stock-Based Compensation

The Bancorp recognizes compensation expense for the grant-date fair value of stock-based awards that are expected to vest over the requisite service period. All awards, both those with cliff vesting and graded vesting, are expensed on a straight-line basis. Awards to employees that meet eligible retirement status are expensed immediately. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time awards are exercised, cancelled, expire, or restrictions are released, the Bancorp may be required to recognize an adjustment to income tax expense for the difference between the previously estimated tax deduction and the actual tax deduction realized. For further information on the Bancorp’s stock-based compensation plans, refer to Note 24.

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

Securities sold under repurchase agreements are accounted for as secured borrowings and included in other short-term borrowings in the Consolidated Balance Sheets at the amounts at which the securities were sold plus accrued interest.

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

Accounting and Reporting Developments

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date

In February 2013, the FASB issued amended guidance relating to the measurement of obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. For the total amount of an obligation under an arrangement to be considered fixed at the reporting date, there can be no measurement uncertainty relating to the total amount of the obligation. The obligation resulting from joint and several liability arrangements would be measured initially as the sum of 1) the amount the Bancorp has agreed to pay on the basis of its arrangement among its co-obligors and 2) any additional amount the Bancorp expects to pay on behalf of its co-obligors. The amended guidance also would require the Bancorp to disclose the nature and amount of the obligation as well as information about the risks that such obligations pose to future cash flows. The amended guidance was effective for reporting periods beginning after December 15, 2013 and was applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of the fiscal year of adoption. The Bancorp adopted the amended guidance on January 1, 2014 and the adoption did not have a material impact on the Bancorp’s Consolidated Financial Statements.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

96 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued amended guidance which would permit the Bancorp to make an accounting policy election to account for its investments in qualified affordable housing projects using a proportional amortization method if certain conditions are met and to present the amortization as a component of income tax expense. The amended guidance would be applied retrospectively to all periods presented and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. Regardless of the policy election, the amended guidance requires disclosures to enable the users of the financial statements to understand the nature of the Bancorp’s investments in qualified affordable housing projects and the effect of the measurement of the investments in qualified affordable housing projects and the related tax credits on the Bancorp’s financial position and results of operation.

The Bancorp adopted the amended guidance on January 1, 2015, and did not make an accounting policy election to apply the proportional amortization method for its investments in qualified affordable housing projects. Therefore, the adoption did not have an impact on the Bancorp’s Consolidated Financial Statements.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, the FASB issued amended guidance that clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amended guidance requires interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Bancorp adopted the amended guidance on January 1, 2015 and the adoption of the amended guidance did not have a material impact on the Bancorp’s Consolidated Financial Statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued amended guidance that changes the criteria for reporting discontinued operations. The amended guidance requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: 1) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; 2) the component of an entity or group of components of an entity is disposed of by sale; or 3) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). The amended guidance requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. The amended guidance is to be applied prospectively for 1) all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; and 2) all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Bancorp adopted the amended guidance on January 1, 2015 and the adoption of the amended guidance did not have a material impact on the Bancorp’s Consolidated Financial Statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.

97 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June 2014, the FASB issued amended guidance that changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. The amended guidance also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amended guidance requires disclosures for certain transactions comprising: 1) a transfer of a financial asset accounted for as a sale and 2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The amended guidance also requires new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption prohibited. Changes in accounting for transactions outstanding on the effective date should be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosures for certain transactions accounted for as a sale are required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The Bancorp adopted the amended guidance on January 1, 2015 and the adoption of the amended guidance did not have a material impact on the Bancorp’s Consolidated Financial Statements.

Accounting for Share-Based Payments When the Terms of the Award Provide That a Performance Target Could be Achieved after the Requisite Service Period

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

Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the FASB issued amended guidance that provides an alternative to ASC Topic 820: Fair Value Measurement for measuring the financial assets and financial liabilities of a CFE, such as a collateralized debt obligation or a collateralized loan obligation entity consolidated as a VIE when a) all of the financial assets and the financial liabilities of that CFE are measured at fair value in the consolidated financial statements and b) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. If elected, the measurement alternative would allow the Bancorp to measure both the financial assets and the financial liabilities of the CFE by using the more observable of the fair value of the financial assets or the fair value of the financial liabilities and to eliminate any measurement difference. When the measurement alternative is not elected for a consolidated CFE within the scope of this amended guidance, the amendments clarify that 1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated CFE should be measured using the requirements of Topic 820 and 2) any difference in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated CFE should be reflected in earnings and attributed to the Bancorp in the Consolidated Statements of Income. The amended guidance may be applied retrospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amended guidance is not expected to have a material impact on the Bancorp’s Consolidated Financial Statements.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

In August 2014, the FASB issued amended guidance clarifying the classification of certain foreclosed mortgage loans that are either full or partially guaranteed under government programs. The amended guidance requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable would be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Bancorp adopted the amended guidance on January 1, 2015 and the adoption of the amended guidance did not have a material impact on the Bancorp’s Consolidated Financial Statements.

98 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pushdown Accounting

In November 2014, the FASB issued amended guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. The amended guidance provides that an acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The amended guidance was effective upon issuance, and the adoption of the amended guidance did not have a material impact on the Bancorp’s Consolidated Financial Statements.

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity

In November 2014, the FASB issued amended guidance that clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features—including the embedded derivative features being evaluated for bifurcation—in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The effects of initially adopting the amended guidance should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective and shall be reported as a cumulative-effect adjustment directly to retained earnings as of the beginning of the year of adoption. The amended guidance is not expected to have a material impact on the Bancorp’s Consolidated Financial Statements.

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

In January 2015, the FASB issued amended guidance that eliminates the concept of extraordinary items from GAAP. Presently, an event or transaction is presumed to be an ordinary and usual activity of a reporting entity unless evidence clearly supports its classification as an extraordinary item, which must be both unusual in nature and infrequent in occurrence. An entity was required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. An entity was also required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The amended guidance may be applied prospectively or retrospectively to all periods presented in the financial statements. The amended guidance is not expected to have a material impact on the Bancorp’s Consolidated Financial Statements

Amendments to the Consolidation Analysis

In February 2015, the FASB issued amended guidance that changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amended guidance 1) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; 2) eliminates the presumption that a general partner should consolidate a limited partnership; 3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4) provides a scope exception from consolidation guidance for reporting entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The amended guidance may be applied using either a retrospective approach or a modified retrospective approach with a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Bancorp is currently in the process of evaluating the impact of adopting the amended guidance on the Bancorp’s Consolidated Financial Statements.

99 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments related to interest and income taxes in addition to noncash investing and financing activities are presented in the following table for the years ended December 31:

($ in millions)	2014	2013	2012
Cash payments:
Interest	$429	406	524
Income taxes	550	535	383

Noncash Investing and Financing Activities:
Portfolio loans to loans held for sale	855	641	62
Loans held for sale to portfolio loans	31	44	77
Portfolio loans to OREO	145	204	272
Loans held for sale to OREO	2	4	23
Capital lease obligation	15	-	-

3.  RESTRICTIONS ON CASH AND DIVIDENDS

The FRB, under Regulation D, requires that banks hold cash in reserve against deposit liabilities, known as the reserve requirement. The reserve requirement is calculated based on a two-week average of daily net transaction account deposits as defined by the FRB and may be satisfied with vault cash. When vault cash is not sufficient to meet the reserve requirement, the remaining amount must be satisfied with funds held at the FRB. At December 31, 2014 and 2013, the Bancorp’s banking subsidiary reserve requirement was $1.8 billion and $1.6 billion, respectively. Vault cash was not sufficient to meet the total reserve requirement; therefore, as of December 31, 2014 and 2013, the Bancorp’s banking subsidiary satisfied the remaining reserve requirement with $1.0 billion and $942 million, respectively, of the Bancorp’s total deposit at the FRB. The noninterest-bearing portion of the Bancorp’s deposit at the FRB is held in cash and due from banks in the Consolidated Balance Sheets while the interest bearing portion is held in other short-term investments in the Consolidated Balance Sheets.

The dividends paid by the Bancorp’s banking subsidiary are subject to regulations and limitations prescribed by state and federal supervisory agencies. The Bancorp’s banking subsidiary paid the Bancorp’s nonbank subsidiary holding company, which in turn paid the Bancorp $1.1 billion and $859 million in dividends during the years ended December 31, 2014 and 2013, respectively.

In 2011, the FRB adopted the capital plan rule, which requires BHCs with consolidated assets of $50 billion or more to submit annual capital plans to the FRB for review. Under the rule, these capital plans must include detailed descriptions of the following: the BHC’s internal processes for assessing capital adequacy; the policies governing capital actions such as common stock issuances, dividends, and share repurchases; and all planned capital actions over a nine-quarter planning horizon. Further, each BHC must also report to the FRB the results of stress tests conducted by the BHC under a number of scenarios that assess the sources and uses of capital under baseline and stressed economic scenarios. The FRB launched the 2014 stress testing program and CCAR on November 1, 2013, with firm submissions of stress test results and capital plans due to the FRB on January 6, 2014, which the Bancorp submitted as required.

The FRB’s review of the capital plan assessed the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan. Additionally, the FRB reviewed the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratios and above a Tier I common ratio of five percent on a pro forma basis under expected and stressful conditions throughout the planning horizon. The FRB assessed the Bancorp’s strategies for addressing proposed revisions to the regulatory capital framework agreed upon by the BCBS and requirements arising from the DFA.

On March 26, 2014, the FRB announced it had completed the 2014 CCAR. For BHCs that proposed capital distributions in their plans, the FRB either objected to the plan or provided a non-objection whereby the FRB permitted the proposed 2014 capital distributions. The FRB indicated to the Bancorp that it did not object to the following proposed capital actions for the period beginning April 1, 2014 and ending March 31, 2015:

(a)	The potential increase in the quarterly common stock dividend to $0.13 per share;
(b)	The potential repurchase of common shares in an amount up to $669 million;
(c)	The additional ability to repurchase shares in the amount of any after-tax gains from the sale of Vantiv, Inc. common stock; and
(d)	The issuance of $300 million in preferred stock.

As contemplated by the 2014 CCAR, during the second quarter of 2014, the Bancorp increased the quarterly common stock dividend from $0.12 to $0.13 per share, entered into a $150 million accelerated share repurchase transaction, and issued 300,000 depositary shares of non-cumulative perpetual preferred stock for net proceeds of $297 million. Additionally, during the third and fourth quarters of 2014, the Bancorp entered into accelerated share repurchase transactions of $225 million and $180 million, respectively.

Additionally, as a CCAR institution, the Bancorp is required to disclose the results of its company-run stress test under the supervisory severely adverse scenario, and to provide information related to the types of risk included in its stress testing; a general description of the methodologies used; estimates of certain financial results and pro forma capital ratios; and an explanation of the most significant causes of changes in regulatory capital ratios. On March 26, 2014 the Bancorp publicly disclosed the results of its company-run stress test as required by the DFA stress testing rules.

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

100 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

through the second quarter of 2016 under the severely adverse scenario, which is considered highly unlikely to occur.

The FRB launched the 2015 stress testing program and CCAR on October 23, 2014. The stress testing results and capital plan were submitted by the Bancorp to the FRB on January 5, 2015.

The FRB expects to release summary results of the 2015 stress testing program and CCAR in March of 2015. The results will include supervisory projections of capital ratios, losses and revenues under the supervisory adverse and supervisory severely adverse scenarios. The FRB will also issue an objection or non-objection to each participating institution’s capital plan submitted under CCAR. Additionally, as a CCAR institution, the Bancorp will be required to publicly disclose the results of its company run stress test as required by the DFA, within 15 days of the date the FRB discloses the results of its DFA supervisory stress test.

4.  SECURITIES

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and other and held-to-maturity securities portfolios as of December 31:

		2014				2013
($ in millions)		Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available-for-sale and other:
U.S. Treasury and federal agencies	$	1,545	87	-	1,632	1,549	121	-	1,670
Obligations of states and political subdivisions		185	7	-	192	187	5	-	192
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)		11,968	437	(1)	12,404	12,294	140	(150)	12,284
Agency commercial mortgage-backed securities		4,465	101	(1)	4,565	-	-	-	-
Non-agency commercial mortgage-backed securities		1,489	61	-	1,550	1,368	28	(1)	1,395
Asset-backed securities and other debt securities		1,324	40	(2)	1,362	2,146	48	(7)	2,187
Equity securities(b)		701	3	(1)	703	865	5	(1)	869

Total	$	21,677	736	(5)	22,408	18,409	347	(159)	18,597

Held-to-maturity:
Obligations of states and political subdivisions	$	186	-	-	186	207	-	-	207
Asset-backed securities and other debt securities		1	-	-	1	1	-	-	1

Total	$	187	-	-	187	208	-	-	208

(a)

Includes interest-only mortgage-backed securities of $175 and $262 as of December 31, 2014 and 2013, respectively, recorded at fair value with fair value changes recorded in securities gains, net and securities gains, net – non-qualifying hedges on mortgage servicing rights in the Consolidated Statements of Income.

(b)

Equity securities consist of FHLB and FRB restricted stock holdings of $248 and $352, respectively, at December 31, 2014 and, $402 and $349, respectively, at December 31, 2013, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities for the years ended December 31:

($ in millions)	2014	2013	2012

Realized gains	$70	77	75
Realized losses	(9)	(102)	(2)
OTTI	(24)	(74)	(58)

Net realized gains (losses)(a)	$37	(99)	15

(a)

Excludes net losses on interest-only mortgage-backed securities of $17 for the year ended December 31, 2014 and net gains on interest-only mortgage-backed securities of  $129 for the year ended December 31, 2013.

Trading securities totaled $360 million as of December 31, 2014, compared to $343 million at December 31, 2013. Gross realized gains on trading securities were $4 million, $1 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Gross realized losses on trading securities were immaterial to the Bancorp for the years ended December 31, 2014, 2013 and 2012. Net unrealized losses on trading securities were $3 million at December 31, 2014 and net unrealized gains on trading securities were $3 million and $1 million at December 31, 2013 and 2012, respectively.

At December 31, 2014 and 2013 securities with a fair value of $14.2 billion and $11.6 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

101 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the Bancorp’s available-for-sale and other and held-to-maturity securities as of December 31, 2014 are shown in the following table:

	Available-for-Sale and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$168	169	148	148
1-5 years	6,583	6,841	21	21
5-10 years	12,784	13,190	17	17
Over 10 years	1,441	1,505	1	1
Equity securities	701	703	-	-
Total	$21,677	22,408	187	187
(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2014
Agency residential mortgage-backed securities	$73	(1)	-	-	73	(1)
Agency commercial mortgage-backed securities	355	(1)	-	-	355	(1)
Asset-backed securities and other debt securities	286	(1)	74	(1)	360	(2)
Equity securities	-	-	30	(1)	30	(1)
Total	$714	(3)	104	(2)	818	(5)
2013
Agency residential mortgage-backed securities	$7,221	(150)	1	-	7,222	(150)
Non-agency commercial mortgage-backed securities	168	(1)	28	-	196	(1)
Asset-backed securities and other debt securities	427	(4)	104	(3)	531	(7)
Equity securities	33	(1)	4	-	37	(1)
Total	$7,849	(156)	137	(3)	7,986	(159)

Other-Than-Temporary Impairments

The Bancorp recognized $24 million, $74 million and $58 million of OTTI on its available-for-sale and other debt securities, included in securities gains, net and securities gains, net – non-qualifying hedges on mortgage servicing rights, in the Bancorp’s Consolidated Statements of Income during the years ended December 31, 2014, 2013 and 2012, respectively. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or held-to-maturity debt securities for the years ended December 31, 2014, 2013 and 2012. Less than one percent of unrealized losses in the available-for-sale securities portfolio were represented by non-rated securities at December 31, 2014 and 2013.

102  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LOANS AND LEASES

The Bancorp diversifies its loan and lease portfolio by offering a variety of loan and lease products with various payment terms and rate structures. Lending activities are concentrated within those states in which the Bancorp has banking centers and are primarily located in the Midwestern and Southeastern regions of the United States. The Bancorp’s commercial loan portfolio consists of lending to various industry types. Management periodically reviews the performance of its loan and lease products to evaluate whether they are performing within acceptable interest rate and credit risk levels and changes are made to underwriting policies and procedures as needed. The Bancorp maintains an allowance to absorb loan and lease losses inherent in the portfolio. For further information on credit quality and the ALLL, refer to Note 6.

The following table provides a summary of the total loans and leases classified by primary purpose as of December 31:

($ in millions)	2014	2013

Loans and leases held for sale:
Commercial and industrial loans	$36	31
Commercial mortgage loans	11	3
Commercial construction loans	2	2
Commercial leases	1	1
Residential mortgage loans	1,193	890
Other consumer loans and leases	18	17

Total loans and leases held for sale	$1,261	944

Portfolio loans and leases:
Commercial and industrial loans	$40,765	39,316
Commercial mortgage loans	7,399	8,066
Commercial construction loans	2,069	1,039
Commercial leases	3,720	3,625

Total commercial loans and leases	53,953	52,046

Residential mortgage loans	12,389	12,680
Home equity	8,886	9,246
Automobile loans	12,037	11,984
Credit card	2,401	2,294
Other consumer loans and leases	418	364

Total consumer loans and leases	36,131	36,568

Total portfolio loans and leases	$90,084	88,614

Total portfolio loans and leases are recorded net of unearned income, which totaled $665 million as of December 31, 2014 and $700 million as of December 31, 2013. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $169 million and $111 million as of December 31, 2014 and 2013, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $11.1 billion and $10.9 billion at December 31, 2014 and 2013, respectively, pledged at the FHLB, and loans of $33.9 billion and $33.5 billion at December 31, 2014 and 2013, respectively, pledged at the FRB.

The following table presents a summary of the total loans and leases owned by the Bancorp as of and for the years ended December 31:

	Balance		90 Days Past Due and Still Accruing		Net Charge-Offs
($ in millions)	2014	2013	2014	2013	2014	2013
Commercial and industrial loans	$40,801	39,347	$-	-	$222	168
Commercial mortgage loans	7,410	8,069	-	-	26	47
Commercial construction loans	2,071	1,041	-	-	12	4
Commercial leases	3,721	3,626	-	-	1	1
Residential mortgage loans	13,582	13,570	56	66	126	60
Home equity	8,886	9,246	-	-	59	97
Automobile loans	12,037	11,984	8	8	27	22
Credit card	2,401	2,294	23	29	82	78
Other consumer loans and leases	436	381	-	-	20	24
Total loans and leases	$91,345	89,558	$87	103	$575	501
Less: Loans held for sale	$1,261	944
Total portfolio loans and leases	$90,084	88,614

103  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp engages in commercial lease products primarily related to the financing of commercial equipment. The Bancorp had $2.8 billion and $2.7 billion of direct financing leases, net of unearned income, at December 31, 2014 and 2013, respectively, and $874 million and $881 million of leveraged leases, net of unearned income, at December 31, 2014 and 2013, respectively.

Pre-tax income from leveraged leases was $25 million during both the years ended December 31, 2014 and 2013 and the tax effect of this income was an expense of $9 million during both the years ended December 31, 2014 and 2013.

The following table provides the components of the investment in portfolio commercial lease financing at December 31:

($ in millions)	2014	2013
Rentals receivable, net of principal and interest on nonrecourse debt	$3,589	3,556
Estimated residual value of leased assets	779	754
Initial direct cost, net of amortization	17	15
Gross investment in lease financing	4,385	4,325
Unearned income	(665)	(700)
Net investment in lease financing(a)	$3,720	3,625
(a)	The accumulated allowance for uncollectible minimum lease payments was $45 million and $53 million at December 31, 2014 and 2013, respectively.

The Bancorp periodically reviews residual values associated with its leasing portfolio. Declines in residual values that are deemed to be other-than-temporary are recognized as a loss. The Bancorp recognized $4 million and $13 million of residual value write-downs related to commercial leases for the years ended December 31, 2014 and 2013, respectively. The residual value write-downs related to commercial leases are recorded in corporate banking revenue in the Consolidated Statements of Income. At December 31, 2014, the minimum future lease payments receivable for each of the years 2015 through 2019 was $681 million, $625 million, $501 million, $405 million and $329 million, respectively.

6. CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses

The following tables summarize transactions in the ALLL by portfolio segment:

For the year ended December 31, 2014 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance at January 1	$1,058	189	225	110	1,582
Losses charged-off	(299)	(139)	(241)	-	(679)
Recoveries of losses previously charged-off	38	13	53	-	104
Provision for loan and lease losses	78	41	200	(4)	315
Balance at December 31	$875	104	237	106	1,322

For the year ended December 31, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance at January 1	$1,236	229	278	111	1,854
Losses charged-off	(284)	(70)	(283)	-	(637)
Recoveries of losses previously charged-off	64	10	62	-	136
Provision for loan and lease losses	42	20	168	(1)	229
Balance at December 31	$1,058	189	225	110	1,582

For the year ended December 31, 2012 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance at January 1	$1,527	227	365	136	2,255
Losses charged-off	(358)	(129)	(350)	-	(837)
Recoveries of losses previously charged-off	61	7	65	-	133
Provision for loan and lease losses	6	124	198	(25)	303
Balance at December 31	$1,236	229	278	111	1,854

104  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of December 31, 2014 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$179 (c)	65	61	-	305
Collectively evaluated for impairment	696	39	176	-	911
Unallocated	-	-	-	106	106
Total ALLL	$875	104	237	106	1,322
Portfolio loans and leases:(b)
Individually evaluated for impairment	$1,260 (c)	518	483	-	2,261
Collectively evaluated for impairment	52,693	11,761	23,259	-	87,713
Loans acquired with deteriorated credit quality	-	2	-	-	2
Total portfolio loans and leases	$53,953	12,281	23,742	-	89,976
(a)	Includes $6 related to leveraged leases.
(b)	Excludes $108 of residential mortgage loans measured at fair value, and includes $874 of leveraged leases, net of unearned income.
(c)

Includes five restructured nonaccrual loans at December 31, 2014 associated with a consolidated VIE, in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $28 and an allowance of $10.

As of December 31, 2013 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$186 (c)	139	53	-	378
Collectively evaluated for impairment	872	50	172	-	1,094
Unallocated	-	-	-	110	110
Total ALLL	$1,058	189	225	110	1,582
Portfolio loans and leases:(b)
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
(c)

Includes five restructured loans at December 31, 2013 associated with a consolidated VIE, in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $28 and an allowance of $11.

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

Pass ratings, which are assigned to those borrowers that do not have identified potential or well defined weaknesses and for which there is a high likelihood of orderly repayment, are updated at least annually based on the size and credit characteristics of the borrower. All other categories are updated on a quarterly basis during the month preceding the end of the calendar quarter.

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

105  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of December 31, 2014 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,013	1,352	1,400	-	40,765
Commercial mortgage owner-occupied loans	3,430	137	267	-	3,834
Commercial mortgage nonowner-occupied loans	3,198	76	284	7	3,565
Commercial construction loans	1,966	65	38	-	2,069
Commercial leases	3,678	9	33	-	3,720
Total	$50,285	1,639	2,022	7	53,953

As of December 31, 2013 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$36,776	1,118	1,419	3	39,316
Commercial mortgage owner-occupied loans	3,866	209	415	17	4,507
Commercial mortgage nonowner-occupied loans	2,879	248	431	1	3,559
Commercial construction loans	855	32	152	-	1,039
Commercial leases	3,546	56	23	-	3,625
Total	$47,922	1,663	2,440	21	52,046

Consumer Portfolio Segment

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card, and other consumer loans and leases. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans is presented by class in the age analysis section while the performing versus nonperforming status is presented in the table below. Refer to the nonaccrual loans and leases section of Note 1 for additional delinquency and nonperforming information.

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of December 31:

	2014		2013
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$12,204	77	12,423	165
Home equity	8,793	93	9,153	93
Automobile loans	12,036	1	11,982	2
Credit card	2,360	41	2,261	33
Other consumer loans and leases	418	-	364	-
Total	$35,811	212	36,183	293
(a)	Excludes $108 and $92 of loans measured at fair value at December 31, 2014 and 2013, respectively.

106  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of December 31, 2014 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$40,651	29	85	114	40,765	-
Commercial mortgage owner-occupied loans	3,774	7	53	60	3,834	-
Commercial mortgage nonowner-occupied loans	3,537	11	17	28	3,565	-
Commercial construction loans	2,069	-	-	-	2,069	-
Commercial leases	3,717	3	-	3	3,720	-
Residential mortgage loans(a)(b)	12,109	38	134	172	12,281	56
Consumer:
Home equity	8,710	100	76	176	8,886	-
Automobile loans	11,953	74	10	84	12,037	8
Credit card	2,335	34	32	66	2,401	23
Other consumer loans and leases	417	1	-	1	418	-
Total portfolio loans and leases(a)	$89,272	297	407	704	89,976	87
(a)	Excludes $108 of loans measured at fair value.
(b)

Information for current residential mortgage loans includes loans whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2014, $99 of these loans were 30-89 days past due and $373 were 90 days or more past due. The Bancorp recognized $14 of losses for the year ended December 31, 2014 due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrual loans and leases.

		Past Due
As of December 31, 2013 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing

Commercial:
Commercial and industrial loans	$39,118	53	145	198	39,316	-
Commercial mortgage owner-occupied loans	4,423	15	69	84	4,507	-
Commercial mortgage nonowner-occupied loans	3,515	9	35	44	3,559	-
Commercial construction loans	1,010	-	29	29	1,039	-
Commercial leases	3,620	-	5	5	3,625	-
Residential mortgage loans(a)(b)	12,284	73	231	304	12,588	66
Consumer:
Home equity	9,058	102	86	188	9,246	-
Automobile loans	11,919	55	10	65	11,984	8
Credit card	2,225	36	33	69	2,294	29
Other consumer loans and leases	362	2	-	2	364	-

Total portfolio loans and leases(a)	$87,534	345	643	988	88,522	103

(a)	Excludes $92 of loans measured at fair value.
(b)

Information for current residential mortgage loans includes loans whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2013, $81 of these loans were 30-89 days past due and $378 were 90 days or more past due. The Bancorp recognized $5 of losses for the year ended December 31, 2013 due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrual loans and leases.

107  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans and Leases

Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp also performs an individual review on loans and leases that are restructured in a TDR. The Bancorp considers the current value of collateral, credit quality of any guarantees, the loan structure, and other factors when evaluating whether an individual loan or lease is impaired. Other factors may include the geography and industry of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower, and the Bancorp’s evaluation of the borrower’s management. Smaller balance homogenous loans or leases that are collectively evaluated for impairment are not included in the following tables.

The following tables summarize the Bancorp’s impaired loans and leases (by class) that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR as of December 31:

2014 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL

With a related ALLL recorded:
Commercial:
Commercial and industrial loans	$598	486		149
Commercial mortgage owner-occupied loans(b)	54	46		14
Commercial mortgage nonowner-occupied loans	69	57		4
Commercial construction loans	18	15		-
Commercial leases	3	3		2
Restructured residential mortgage loans	388	383		65
Restructured consumer:
Home equity	203	201		42
Automobile loans	19	19		3
Credit card	78	78		16

Total impaired loans and leases with a related ALLL	$1,430	1,288		295

With no related ALLL recorded:
Commercial:
Commercial and industrial loans	$311	276		-
Commercial mortgage owner-occupied loans	72	68		-
Commercial mortgage nonowner-occupied loans	251	231		-
Commercial construction loans	48	48		-
Commercial leases	2	2		-
Restructured residential mortgage loans	155	135		-
Restructured consumer:
Home equity	183	180		-
Automobile loans	5	5		-

Total impaired loans and leases with no related ALLL	1,027	945		-

Total impaired loans and leases	$2,457	2,233	(a)	295

(a)

Includes $869, $485 and $420, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $214, $33 and $63, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

(b)

Excludes five restructured nonaccrual loans at December 31, 2014 associated with a consolidated VIE, in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $28, a recorded investment of $28, and an allowance of $10.

108  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 ($ in millions)	Unpaid Principal Balance	Recorded Investment	ALLL
With a related ALLL recorded:
Commercial:
Commercial and industrial loans	$870	759	145
Commercial mortgage owner-occupied loans(b)	85	74	11
Commercial mortgage nonowner-occupied loans	154	134	14
Commercial construction loans	68	54	5
Commercial leases	12	12	-
Restructured residential mortgage loans	1,081	1,052	139
Restructured consumer:
Home equity	377	373	39
Automobile loans	23	23	3
Credit card	59	58	11
Total impaired loans and leases with a related ALLL	$2,729	2,539	367
With no related ALLL recorded:
Commercial:
Commercial and industrial loans	$181	177	-
Commercial mortgage owner-occupied loans	106	98	-
Commercial mortgage nonowner-occupied loans	154	147	-
Commercial construction loans	77	63	-
Commercial leases	14	14	-
Restructured residential mortgage loans	313	273	-
Restructured consumer:
Home equity	43	39	-
Automobile loans	3	3	-
Total impaired loans and leases with no related ALLL	891	814	-
Total impaired loans and leases	$3,620	3,353 (a)	367
(a)

Includes $869, $1,241 and $444, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $228, $84 and $52, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.

(b)

Excludes five restructured nonaccrual loans at December 31, 2013 associated with a consolidated VIE, in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $28, a recorded investment of $28, and an allowance of $11.

The following table summarizes the Bancorp’s average impaired loans and leases (by class) and interest income (by class) for the year ended December 31:

	2014		2013		2012
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$786	25	517	16	448	4
Commercial mortgage owner-occupied loans(a)	149	4	146	4	156	4
Commercial mortgage nonowner-occupied loans	268	8	321	8	361	10
Commercial construction loans	92	2	108	4	160	2
Commercial leases	13	-	11	-	10	-
Restructured residential mortgage loans	1,273	54	1,311	53	1,276	47
Restructured consumer:
Home equity	394	20	429	23	439	24
Automobile loans	24	1	29	1	38	1
Credit card	62	5	68	4	80	4
Other consumer loans and leases	-	-	2	-	1	-
Total impaired loans and leases	$3,061	119	2,942	113	2,969	96
(a)

Excludes five restructured nonaccrual loans at December 31, 2014 associated with a consolidated VIE, in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $28 for the years ended December 31, 2014 and 2013 and an immaterial amount of interest income recognized for the years ended December 31, 2014 and 2013.

109  Fifth Third Bancorp

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

($ in millions)	2014	2013
Commercial:
Commercial and industrial loans	$228	281
Commercial mortgage owner-occupied loans(a)	78	95
Commercial mortgage nonowner-occupied loans	57	48
Commercial construction loans	-	29
Commercial leases	4	5
Total commercial loans and leases	367	458
Residential mortgage loans	77	166
Consumer:
Home equity	93	93
Automobile loans	1	1
Credit card	41	33
Total consumer loans and leases	135	127
Total nonperforming loans and leases(b)(c)	$579	751
OREO and other repossessed property(d)	165	229
(a)

Excludes $21 of restructured nonaccrual loans at December 31, 2014 and 2013 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due the risk being assumed by a third party.

(b)	Excludes $39 and $6 of nonaccrual loans held for sale at December 31, 2014 and 2013, respectively.
(c)

Includes $9 and $10 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at December 31, 2014 and 2013, respectively, and $4 and $2 of restructured nonaccrual government insured commercial loans at December 31, 2014 and 2013, respectively.

(d)	Excludes $71 and $77 of OREO related to government insured loans at December 31, 2014 and 2013, respectively.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of a loan may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the related impairment as the difference between the estimated future cash flows expected to be collected on the modified loan, discounted at the original effective yield of the loan, and the carrying value of the loan. The resulting measurement may result in the need for minimal or no valuation allowance because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the recorded investment of the loan. Conversely, upon a modification that reduces the stated interest rate on a loan, the Bancorp recognizes an impairment loss as an increase to the ALLL.

If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged-off to the ALLL. As of December 31, 2014 and 2013, the Bancorp had $89 million and $86 million in line of credit and letter of credit commitments, respectively, to lend additional funds to borrowers whose terms have been modified in a TDR.

110  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of loans modified in a TDR by the Bancorp during the years ended December 31:

2014 ($ in millions)(a)	Number of loans modified in a TDR during the year(b)	Recorded investment in loans modified in a TDR during the year	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	128	$ 230	12	6
Commercial mortgage owner-occupied loans	32	54	(1)	-
Commercial mortgage nonowner-occupied loans	28	30	(3)	2
Residential mortgage loans	1,093	160	8	-
Consumer:
Home equity	284	12	-	-
Automobile loans	608	10	1	-
Credit card	8,929	52	10	-
Total portfolio loans and leases	11,102	$ 548	27	8

2013 ($ in millions)(a)	Number of loans modified in a TDR during the year(b)	Recorded investment in loans modified in a TDR during the year	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	146	$ 604	39	44
Commercial mortgage owner-occupied loans(c)	65	19	(2)	-
Commercial mortgage nonowner-occupied loans	59	72	(7)	-
Commercial construction loans	4	34	(2)	-
Commercial leases	1	2	(5)	-
Residential mortgage loans	1,620	249	28	-
Consumer:
Home equity	695	37	(1)	-
Automobile loans	499	14	1	-
Credit card	8,202	50	7	-
Total portfolio loans and leases	11,291	$ 1,081	58	44

2012 ($ in millions)(a)	Number of loans modified in a TDR during the year(b)	Recorded investment in loans modified in a TDR during the year	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	108	$ 84	(7)	9
Commercial mortgage owner-occupied loans	67	53	(8)	2
Commercial mortgage nonowner-occupied loans	67	91	(7)	-
Commercial construction loans	17	38	(4)	-
Commercial leases	8	7	1	-
Residential mortgage loans	1,758	340	35	-
Consumer:
Home equity	1,343	82	1	-
Automobile loans	1,289	23	2	-
Credit card	11,407	75	11	-
Total portfolio loans and leases	16,064	$ 793	24	11
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.
(b)	Represents number of loans post-modification.
(c)

Excludes five loans modified in a TDR during the year ended December 31, 2013 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party. The TDR had a recorded investment of $29 at modification, ALLL increased $7 upon modification, and a charge-off of $2 was recognized upon modification.

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

111  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of subsequent defaults that occurred during the years ended December 31, 2014 and 2013 and within 12 months of the restructuring date:

December 31, 2014 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	11	$36
Commercial mortgage owner-occupied loans	3	4
Commercial mortgage nonowner-occupied loans	2	1
Residential mortgage loans	235	32
Consumer:
Home equity	30	2
Automobile loans	6	-
Credit card	2,059	12
Total portfolio loans and leases	2,346	$87

December 31, 2013 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	6	$11
Commercial mortgage owner-occupied loans	7	1
Residential mortgage loans	375	58
Consumer:
Home equity	65	4
Automobile loans	4	-
Credit card	1,768	11
Total portfolio loans and leases	2,225	$85

December 31, 2012 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	2	$3
Commercial mortgage owner-occupied loans	3	2
Commercial mortgage nonowner-occupied loans	2	1
Commercial construction loans	2	3
Residential mortgage loans	332	57
Consumer:
Home equity	101	7
Automobile loans	42	-
Credit card (revised)	1,832	13
Total portfolio loans and leases	2,316	$86
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

112  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. BANK PREMISES AND EQUIPMENT

The following is a summary of bank premises and equipment at December 31:

($ in millions)	Estimated Useful Life	2014	2013
Land and improvements		$816	838
Buildings	2 to 30 yrs.	1,810	1,763
Equipment	1 to 30 yrs.	1,682	1,581
Leasehold improvements	5 to 30 yrs.	416	397
Construction in progress		98	118
Accumulated depreciation and amortization		(2,357)	(2,166)
Total		$2,465	2,531

Depreciation and amortization expense related to bank premises and equipment was $254 million in 2014, $245 million in 2013 and $233 million in 2012.

At December 31, 2014 and 2013, land and improvements included $165 million and $196 million, respectively, associated with parcels of undeveloped land intended for future branch expansion. The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience of its retail transaction network. As part of this ongoing assessment the Bancorp may determine that it is no longer fully committed to maintaining full-service branches at certain of its existing banking center locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. In these circumstances, the Bancorp performs an assessment of the recoverability of these long-lived assets. Impairment losses associated with such assessments and lower of cost or market adjustments were $20 million, $6 million and $21 million for the years ended December 31, 2014, 2013 and 2012, respectively. The recognized impairment losses were recorded in other noninterest income in the Consolidated Statements of Income. The Bancorp’s assessment of the recoverability of these asset groups requires the exercise of judgment in projecting the extent and nature of their future use and the related cash flows which may be impacted by unanticipated events or circumstances.

Gross occupancy expense for cancelable and noncancelable leases, which is included in net occupancy expense in the Consolidated Statements of Income, was $100 million in 2014, $98 million in 2013 and $99 million in 2012, which was reduced by rental income from leased premises of $17 million in 2014, $16 million in 2013 and $17 million in 2012. The Bancorp’s subsidiaries have entered into a number of noncancelable operating and capital lease agreements with respect to bank premises and equipment.

The following table provides the annual future minimum payments under noncancelable operating leases and capital leases at December 31, 2014:

($ in millions)	Noncancelable Operating Leases	Capital Leases
Year ending December 31,
2015	$92	11
2016	87	9
2017	79	5
2018	76	5
2019	69	5
Thereafter	294	2
Total minimum lease payments	$697	37
Less: Amounts representing interest	-	9
Present value of net minimum lease payments	-	28

113  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. GOODWILL

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. During the fourth quarter of 2008, the Bancorp determined that the Commercial Banking and Consumer Lending reporting units’ goodwill carrying amounts exceeded their associated implied fair values by $750 million and $215 million, respectively. The resulting $965 million goodwill impairment charge was recorded in the fourth quarter of 2008 and represents the total amount of accumulated impairment losses as of December 31, 2014.

Changes in the net carrying amount of goodwill, by reporting unit, for the years ended December 31, 2014 and 2013 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Total
Net carrying value as of December 31, 2012	$613	1,655	-	148	2,416
Acquisition activity	-	-	-	-	-
Net carrying value as of December 31, 2013	$613	1,655	-	148	2,416
Acquisition activity	-	-	-	-	-
Net carrying value as of December 31, 2014	$613	1,655	-	148	2,416

The Bancorp completed its annual goodwill impairment test as of September 30, 2014 by performing a qualitative assessment of goodwill at the reporting unit level to determine whether any indicators of impairment existed. In performing this qualitative assessment, the Bancorp evaluated events and circumstances since the last impairment analysis, macroeconomic conditions, banking industry and market conditions, and key financial metrics of the Bancorp as well as reporting unit and overall Bancorp financial performance. After assessing the totality of the events and circumstances, the Bancorp determined that it was not more likely than not that the fair value of each of its reporting units was less than its carrying amounts and, therefore, the first and second steps of the quantitative goodwill impairment test were deemed unnecessary.

114  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INTANGIBLE ASSETS

Intangible assets consist of core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. Intangible assets have an estimated remaining weighted-average life at December 31, 2014 of 4.5 years.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Valuation Allowance	Net Carrying Amount
As of December 31, 2014
Core deposit intangibles	$122	(112)	-	10
Other	45	(40)	-	5
Total intangible assets	$167	(152)	-	15
As of December 31, 2013
Core deposit intangibles	$154	(141)	-	13
Other	45	(39)	-	6
Total intangible assets	$199	(180)	-	19

As of December 31, 2014, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets for the years ended December 31, 2014, 2013 and 2012 was $4 million, $8 million and $13 million, respectively.

The Bancorp’s projections of amortization expense shown below are based on existing asset balances as of December 31, 2014. Future amortization expense may vary from these projections. Estimated amortization expense for the years ending December 31, 2015 through 2019 is as follows:

($ in millions)	Total
2015	$2
2016	2
2017	2
2018	2
2019	1

115  Fifth Third Bancorp

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Consolidated Balance Sheets as of:

December 31, 2014 ($ in millions)	Automobile Loan Securitization	CDC Investments	Total
Assets:
Cash and due from banks	$178	1	179
Commercial mortgage loans	-	47	47
Automobile loans	3,331	-	3,331
ALLL	(11)	(11)	(22)
Other assets	23	2	25
Total assets	$3,521	39	3,560
Liabilities:
Other liabilities	$5	-	5
Long-term debt	3,434	-	3,434
Total liabilities	$3,439	-	3,439
Noncontrolling interests	-	39	39

December 31, 2013 ($ in millions)	Automobile Loan Securitization	CDC Investments	Total
Assets:
Cash and due from banks	$49	-	49
Commercial mortgage loans	-	48	48
Automobile loans	1,010	-	1,010
ALLL	(2)	(13)	(15)
Other assets	11	2	13
	$1,068	37	1,105
Liabilities:
Other liabilities	$1	-	1
Long-term debt	1,048	-	1,048
Total liabilities	$1,049	-	1,049
Noncontrolling interests	$-	37	37

Automobile Loan Securitization

In securitization transactions that occurred during 2014 and 2013, the Bancorp transferred an aggregate amount of $3.8 billion and $1.3 billion, respectively, in consumer automobile loans to bankruptcy remote trusts which were deemed to be VIEs. The primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIEs and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp concluded that it is the primary beneficiary of the VIEs and, therefore, has consolidated these VIEs. The assets of the VIEs are restricted to the settlement of the notes and other obligations of the VIEs. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

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

116  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor members’ investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Bancorp’s Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at December 31, 2014 and 2013 was $24 million and $21 million, respectively, which is based on an amount required to meet the investor members’ defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

December 31, 2014 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,432	364	1,432
Private equity investments	189	-	267
Loans provided to VIEs	1,900	-	2,759
Automobile loan securitization	2	-	2

December 31, 2013 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,436	407	1,436
Private equity investments	204	-	294
Loans provided to VIEs	1,830	-	2,792
Automobile loan securitization	4	-	4
Restructured loans	1	-	1

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

The Bancorp is exposed to losses arising from negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these

117 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investments, which are included in other assets in the Consolidated Balance Sheets, are included in the previous tables. Also, as of December 31, 2014 and 2013, the unfunded commitment amounts to the funds were $78 million and $90 million, respectively. The Bancorp made capital contributions of $27 million and $31 million to private equity funds during 2014 and 2013, respectively. Additionally, in response to the issuance of the Volcker Rule in the fourth quarter of 2013, the Bancorp recognized $4 million of OTTI on its investments in private equity funds during 2013. The Bancorp recognized no OTTI on its investments in private equity funds during 2014. Refer to Note 27 for further information.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs, included in commercial loans in the Consolidated Balance Sheets, are included in the previous tables for all periods presented. As of December 31, 2014 and 2013, the Bancorp’s unfunded commitments to these entities were $859 million and $962 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Automobile Loan Securitization

In March of 2013, the Bancorp recognized an immaterial loss on the securitization and sale of certain automobile loans with a carrying amount of approximately $509 million. The securitization and the resulting sale of all underlying securities qualified for sale accounting. The Bancorp has concluded that it is not the primary beneficiary of the trust because it has neither the obligation to absorb losses of the entity that could potentially be significant to the VIE nor the right to receive benefits from the entity that could potentially be significant to the VIE. The Bancorp is not required and does not currently intend to provide any additional financial support to the trust. Investors and creditors only have recourse to the assets held by the trust. The interest the Bancorp holds in the VIE relates to servicing rights that are included in the Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset.

Restructured Loans

As part of loan restructuring efforts, the Bancorp received equity capital from certain borrowers to facilitate the restructuring of the borrower’s loans. These borrowers meet the definition of a VIE because the Bancorp was involved in their refinancing and because their equity capital at risk was insufficient to fund ongoing operations. The Bancorp accounted for its equity capital investments in these VIEs under the equity method or cost method of accounting based on its percentage of ownership and ability to exercise significant influence.

The Bancorp’s maximum exposure to loss as a result of its involvement with these VIEs was limited to the equity capital investments, the principal and accrued interest on the outstanding loans, and any unfunded commitments. The Bancorp had outstanding loans to these VIEs included in commercial loans in the Consolidated Balance Sheets. The Bancorp had no unfunded loan commitments to these VIEs as of December 31, 2014 and 2013. The loans to these VIEs are included in the Bancorp’s overall analysis of the ALLL. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

118 Fifth Third Bancorp

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

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during 2014, 2013 and 2012. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Consolidated Statements of Income, for the years ended December 31 is as follows:

($ in millions)	2014	2013	2012
Residential mortgage loan sales	$5,467	21,529	21,574

Origination fees and gains on loan sales	153	453	821
Gross mortgage servicing fees	246	251	250

Servicing Rights

The following table presents changes in the servicing rights related to residential mortgage and automobile loans for the years ended December 31:

($ in millions)	2014	2013
Carrying amount before valuation allowance as of the beginning of the period	$1,440	1,358
Servicing rights that result from the transfer of residential mortgage loans	73	244
Servicing rights that result from the transfer of automobile loans	-	6
Amortization	(121)	(168)
Carrying amount before valuation allowance	1,392	1,440
Valuation allowance for servicing rights:
Beginning balance	(469)	(661)
(Provision for) recovery of MSR impairment	(65)	192
Ending balance	(534)	(469)
Carrying amount as of the end of the period	$858	971

Amortization expense recognized on servicing rights for the years ended December 31, 2014, 2013 and 2012 was $121 million, $168 million and $186 million, respectively. The Bancorp’s projections of amortization expense shown below are based on existing asset balances as of December 31, 2014. Future amortization expense may vary from these projections.

Estimated amortization expense for the years ending December 31, 2015 through 2019 is as follows:

($ in millions)	Total
2015	$125
2016	113
2017	103
2018	93
2019	85

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

119  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table displays the beginning and ending fair value of the servicing rights for the years ended December 31:

($ in millions)	2014	2013
Fixed-rate residential mortgage loans:
Beginning balance	$929	664
Ending balance	823	929
Adjustable rate residential mortgage loans:
Beginning balance	38	33
Ending balance	33	38
Fixed-rate automobile loans:
Beginning balance	4	-
Ending balance	2	4

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2014	2013	2012
Securities gains, net - non-qualifying hedges on MSRs	$-	13	3
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (Mortgage banking net revenue)	95	(30)	63
(Provision for) recovery of MSR impairment (Mortgage banking net revenue)	(65)	192	(103)

As of December 31, 2014 and 2013, the key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the years ended December 31 were as follows:

		2014				2013
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate

Residential mortgage loans:
Servicing rights	Fixed	6.6	11.3%	10.0%	N/A	7.3	9.1%	10.2%	N/A
Servicing rights	Adjustable	3.7	22.3	11.7	N/A	3.6	22.8	11.5	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At December 31, 2014 and 2013, the Bancorp serviced $65.4 billion and $69.2 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At December 31, 2014, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed Assumption				Residual Servicing Cash Flows

									Impact of Adverse
			Weighted-		Impact of Adverse Change				Change on Fair
		Fair	Average Life (in		on Fair Value			Discount	Value
($ in millions)(a)	Rate	Value	years)	Rate	10%	20%	50%	Rate	10%	20%

Residential mortgage loans:
Servicing rights	Fixed	$823	6.0	12.0%	$ (37)	(72)	(161)	9.9%	$(29)	(57)
Servicing rights	Adjustable	33	3.1	26.2	(1)	(2)	(5)	11.8	(1)	(2)

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

120 Fifth Third Bancorp

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of December 31, 2014 and 2013, the balance of collateral held by the Bancorp for derivative assets was $830 million and $514 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of December 31, 2014 and 2013 was $16 million and $12 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of December 31, 2014 and 2013, the balance of collateral posted by the Bancorp for derivative liabilities was $574 million and $559 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of December 31, 2014 and 2013, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Bancorp’s Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Consolidated Financial Statements.

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

The fair value of derivative instruments is presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Derivative instruments with a positive fair value are reported in other assets in the Consolidated Balance Sheets while derivative instruments with a negative fair value are reported in other liabilities in the Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative instruments are not added to or netted against the fair value amounts. For further information on offsetting derivatives, refer to Note 13 of the Notes to Consolidated Financial Statements.

121  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Consolidated Balance Sheets as of:

		Fair Value
December 31, 2014 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities

Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$ 2,205	399	-

Total fair value hedges		399	-

Cash flow hedges:
Interest rate swaps related to C&I loans	3,150	36	-

Total cash flow hedges		36	-

Total derivatives designated as qualifying hedging instruments		435	-

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	4,487	181	-
Forward contracts related to held for sale mortgage loans	999	-	6
Stock warrant associated with Vantiv Holding, LLC	691	415	-
Swap associated with the sale of Visa, Inc. Class B shares	1,092	-	49

Total free-standing derivatives - risk management and other business purposes		596	55

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	29,558	272	278
Interest rate lock commitments	613	12	-
Commodity contracts	3,558	348	338
Foreign exchange contracts	16,745	417	372

Total free-standing derivatives - customer accommodation		1,049	988

Total derivatives not designated as qualifying hedging instruments		1,645	1,043

Total		$2,080	1,043

		Fair Value
December 31, 2013 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities

Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$ 3,205	292	13

Total fair value hedges		292	13

Cash flow hedges:
Interest rate swaps related to C&I loans	2,200	40	21

Total cash flow hedges		40	21

Total derivatives designated as qualifying hedging instruments		332	34

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	4,092	141	14
Forward contracts related to held for sale mortgage loans	1,448	13	1
Stock warrant associated with Vantiv Holding, LLC	664	384	-
Swap associated with the sale of Visa, Inc. Class B shares	947	-	48

Total free-standing derivatives - risk management and other business purposes		538	63

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	28,112	329	339
Interest rate lock commitments	924	12	1
Commodity contracts	3,300	66	65
Foreign exchange contracts	19,688	276	252

Total free-standing derivatives - customer accommodation		683	657

Total derivatives not designated as qualifying hedging instruments		1,221	720

Total		$1,553	754

122  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of December 31, 2014 and 2013, certain interest rate swaps met the criteria required to qualify for the shortcut method of accounting. Based on this shortcut method of accounting treatment, no ineffectiveness is assumed. For interest rate swaps that do not meet the shortcut requirements, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Income:

	Consolidated Statements of Income
For the year ended December 31 ($ in millions)	Caption	2014	2013	2012
Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$120	(279)	(104)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(126)	276	107

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of December 31, 2014, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within AOCI and are reclassified from AOCI to current period earnings when the forecasted transaction affects earnings. As of December 31, 2014, the maximum length of time over which the

Bancorp is hedging its exposure to the variability in future cash flows is 60 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Consolidated Statements of Income. As of December 31, 2014 and 2013, $23 million and $13 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Consolidated Balance Sheets. As of December 31, 2014, $33 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2014.

During 2014 and 2013, there were no gains or losses reclassified from accumulated AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pretax net gains (losses) recorded in the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

For the year ended December 31 ($ in millions)	2014	2013	2012
Amount of pretax net gains (losses) recognized in OCI	$60	(13)	37
Amount of pretax net gains reclassified from OCI into net income	44	44	83

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

The Bancorp enters into forward contracts and mortgage options to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. IRLCs issued on residential mortgage loan commitments that will be held for sale are also considered free-standing derivative instruments and the interest rate exposure on these commitments is economically hedged primarily with forward contracts. Revaluation gains and losses from free-standing derivatives related to mortgage banking activity are recorded as a component of mortgage banking net revenue in the Consolidated Statements of Income.

Additionally, as part of the Bancorp’s overall risk management strategy with respect to minimizing significant fluctuations in earnings and cash flows caused by interest rate and prepayment volatility, the Bancorp may enter into free-standing derivative instruments (options, swaptions and interest rate swaps). The gains

123 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and losses on these derivative contracts are recorded within other noninterest income in the Consolidated Statements of Income.

In conjunction with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC, the Bancorp received a warrant and issued a put option, which are accounted for as free-standing derivatives. The put option expired as a result of the Vantiv, Inc. IPO in March of 2012. Refer to Note 27 for further discussion of significant inputs and assumptions used in the valuation of the warrant.
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

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

For the year ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2014	2013	2012
Interest rate contracts:
Forward contracts related to mortgage loans held for sale	Mortgage banking net revenue	$(18)	24	28
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	95	(30)	63
Interest rate swaps related to long-term debt	Other noninterest income	-	-	2
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	14	5	-
Equity contracts:
Stock warrant associated with Vantiv Holding, LLC	Other noninterest income	31	206	66
Put option associated with Vantiv Holding, LLC	Other noninterest income	-	-	1
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(38)	(31)	(45)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of December 31, 2014 and 2013, the total notional amount of the risk participation agreements was $1.1 billion and $1.2 billion, respectively, and the fair value was a liability of $2 million at December 31, 2014 and $3 million at December 31, 2013, which is included in interest rate contracts for customers. As of December 31, 2014, the risk participation agreements had an average remaining life of 2.6 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table:

At December 31 ($ in millions)	2014	2013
Pass	$1,052	1,153
Special mention	59	38
Substandard	2	12
Total	$1,113	1,203

124  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

For the year ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2014	2013	2012
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$19	29	30
Interest rate contracts for customers (credit losses)	Other noninterest expense	(3)	(3)	(2)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	3	7	6
Interest rate lock commitments	Mortgage banking net revenue	124	58	417
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	6	7	7
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(7)	-	2
Foreign exchange contracts:
Foreign exchange contracts - customers (contract revenue)	Corporate banking revenue	72	69	65
Foreign exchange contracts - customers (credit portion of fair value adjustment)	Other noninterest expense	-	(2)	2

125  Fifth Third Bancorp

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

Collateral amounts included in the tables below consist primarily of cash and highly-rated government-backed securities.

	Gross Amount Recognized in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2014 ($ in millions)	Consolidated Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount

Assets
Derivatives	$1,653	(440)	(684)	$529
Total assets	1,653	(440)	(684)	529

Liabilities
Derivatives	1,043	(440)	(293)	310
Total liabilities	$1,043	(440)	(293)	$310

	Gross Amount Recognized in the	Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2013 ($ in millions)	Consolidated Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount

Assets
Derivatives	$1,157	(321)	(390)	$446
Total assets	1,157	(321)	(390)	446

Liabilities
Derivatives	753	(321)	(302)	130
Total liabilities	$753	(321)	(302)	$130
(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)

Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Consolidated Balance Sheets were excluded from this table.

14. OTHER ASSETS

The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2014	2013
Derivative instruments	$2,080	1,553
Partnership investments	1,685	1,687
Bank owned life insurance	1,623	1,587
Accounts receivable and drafts-in-process	1,452	1,433
Investment in Vantiv Holding, LLC	394	423
Accrued interest receivable	312	361
OREO and other repossessed personal property	236	306
Income tax receivable	107	12
Prepaid expenses	97	94
Other	255	902
Total	$8,241	8,358

The Bancorp utilizes derivative instruments as part of its overall risk management strategy to reduce certain risks related to interest rate, prepayment and foreign currency volatility. The Bancorp also holds derivatives instruments for the benefit of its commercial customers and for other business purposes. For further information on derivative instruments, refer to Note 12.

CDC, a wholly owned subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks, which are included above in partnership investments. In addition, Fifth Third Capital Holdings, a wholly owned subsidiary of the Bancorp, invests as a direct private equity investor and as a limited partner in private equity funds, which are included above as partnership investments. The Bancorp has determined that these partnership investments are VIEs and the Bancorp’s investments represent variable interests. Refer to Note 10 for further information. Additionally, in response to the issuance of the Volcker Rule, the Bancorp recognized $4 million of OTTI on its investments in private equity funds during

126  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013. The Bancorp recognized no OTTI on its investments in private equity funds during 2014. Refer to Note 27 for further information.

The Bancorp purchases life insurance policies on the lives of certain directors, officers and employees and is the owner and beneficiary of the policies. Certain BOLI policies have a stable value agreement through either a large, well-rated bank or multi-national insurance carrier that provides limited cash surrender value protection from declines in the value of each policy’s underlying investments. Refer to Note 1 for further information.

In 2009, the Bancorp sold an approximate 51% interest in its processing business, Vantiv Holding, LLC. As a result of additional share sales completed by the Bancorp, its current ownership share in Vantiv Holding, LLC is approximately 23%. The Bancorp’s ownership in Vantiv Holding, LLC is accounted for under the equity method of accounting. Refer to Note 19 for further information.

OREO represents property acquired through foreclosure or other proceedings and is carried at the lower of cost or fair value, less costs to sell. Refer to Note 1 for further information.

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

A summary of short-term borrowings and weighted-average rates follows:

	2014		2013

($ in millions)	Amount	Rate	Amount	Rate

As of December 31:
Federal funds purchased	$144	0.08%	$284	0.03%
Other short-term borrowings	1,556	0.08	1,380	0.09

Average for the years ended December 31:
Federal funds purchased	$458	0.09%	$503	0.12%
Other short-term borrowings	1,873	0.10	3,024	0.18

Maximum month-end balance for the years ended December 31:
Federal funds purchased	$286		$925
Other short-term borrowings	3,756		8,001

127  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. LONG-TERM DEBT

The following table is a summary of the Bancorp’s long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2014	2013
Parent Company
Senior:
Fixed-rate notes	2016	3.625%	$1,000	999
Fixed-rate notes	2019	2.30%	499	-
Fixed-rate notes	2022	3.50%	497	497
Subordinated:(a)
Floating-rate notes	2016	0.67%	250	250
Fixed-rate notes	2017	5.45%	539	558
Fixed-rate notes	2018	4.50%	544	555
Fixed-rate notes	2024	4.30%	748	748
Fixed-rate notes	2038	8.25%	1,317	1,150
Subsidiaries
Senior:
Fixed-rate notes	2016	1.15%	1,000	1,000
Fixed-rate notes	2016	0.90%	400	400
Floating-rate notes	2016	0.74%	750	750
Floating-rate notes	2016	0.64%	300	300
Fixed-rate notes	2017	1.35%	654	-
Fixed-rate notes	2018	1.45%	597	587
Fixed-rate notes	2019	2.375%	850	-
Fixed-rate notes	2021	2.875%	846	-
Subordinated:(a)
Fixed-rate bank notes	2015	4.75%	502	524
Junior subordinated:(b)
Floating-rate debentures	2035	1.66% - 1.93%	51	51
FHLB advances	2015-2041	0.05% - 6.87%	41	44
Notes associated with consolidated VIE:
Automobile loan securitization:
Fixed-rate notes	2015-2021	0.19% - 1.47%	3,434	1,048
Other	2015-2039	Varies	148	172
Total			$14,967	9,633
(a)	Qualify as Tier II capital for regulatory capital purposes.
(b)	Qualify as Tier I capital for regulatory capital purposes. Refer to Note 28 for further information.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the above table. The aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2014, are presented in the following table:

($ in millions)	Parent	Subsidiaries	Total
2015	$-	702	702
2016	1,250	2,768	4,018
2017	539	1,942	2,481
2018	544	1,407	1,951
2019	499	1,199	1,698
Thereafter	2,562	1,555	4,117
Total	$5,394	9,573	14,967

At December 31, 2014, the Bancorp had outstanding principal balances of $14.6 billion, net discounts of $25 million and additions for mark-to-market adjustments on its hedged debt of $407 million. At December 31, 2013, the Bancorp had outstanding principal balances of $9.4 billion, net discounts of $21 million and additions for mark-to-market adjustments on its hedged debt of $278 million. The Bancorp was in compliance with all debt covenants at December 31, 2014.

PARENT COMPANY LONG-TERM BORROWINGS

Senior Notes

On January 25, 2011, the Bancorp issued and sold $1.0 billion of senior notes to third party investors. The senior notes bear a fixed-rate of interest of 3.625% per annum. The notes are unsecured,

senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on January 25, 2016. The notes are not subject to redemption at the Bancorp’s option at any time prior to maturity.

On March 7, 2012, the Bancorp issued and sold $500 million of senior notes to third party investors, and entered into a Supplemental Indenture dated March 7, 2012 with the Trustee, which modified the existing Indenture for Senior Debt Securities dated April 30, 2008. The Supplemental Indenture and the Indenture define the rights of the senior notes, which senior notes are represented by a Global Security dated as of March 7, 2012. The senior notes bear a fixed-rate of interest of 3.50% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes will be due upon maturity on

128 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 15, 2022. The notes are not subject to redemption at the Bancorp’s option at any time until 30 days prior to maturity.

On February 28, 2014, the Bancorp issued and sold $500 million of senior notes to third party investors. The senior notes bear a fixed-rate of interest of 2.30% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on March 1, 2019. The notes are not subject to redemption at the Bancorp’s option at any time until 30 days prior to maturity.

Subordinated Debt

The subordinated floating-rate notes due in 2016 pay interest at three-month LIBOR plus 42 bps. The Bancorp has entered into interest rate swaps to convert its subordinated fixed-rate notes due in 2017 and 2018 to floating-rate, which pay interest at three-month LIBOR plus 42 bps and 25 bps, respectively, at December 31, 2014. The rates paid on the swaps hedging the subordinated floating-rate notes due in 2017 and 2018 were 0.69% and 0.48%, respectively, at December 31, 2014. Of the $1.0 billion in 8.25% subordinated fixed-rate notes due in 2038, $705 million were subsequently hedged to floating and paid a rate of 3.28% at December 31, 2014.

On November 20, 2013, the Bancorp issued and sold $750 million of 4.30% unsecured subordinated fixed-rate notes with a maturity date of January 16, 2024. These fixed-rate notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

SUBSIDIARY LONG-TERM BORROWINGS

Senior and Subordinated Debt

Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by the Bancorp’s banking subsidiary. On February 25, 2013, the Bancorp’s banking subsidiary updated and amended its existing global bank note program. The amended global bank note program increased the Bank’s capacity to issue its senior and subordinated unsecured bank notes from $20 billion to $25 billion. As of December 31, 2014, $19.1 billion was available for future issuance under the global bank note program. For the subordinated fixed-rate bank notes due in 2015, the Bancorp entered into interest rate swaps to convert the fixed-rate debt into floating-rate. At December 31, 2014, the weighted-average rate paid on the swaps was 0.33%.

On February 28, 2013, the Bank issued and sold, under its amended bank notes program, $1.3 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of: $600 million of 1.45% senior fixed-rate notes due on February 28, 2018; $400 million of 0.90% senior fixed-rate notes due on February 26, 2016; and $300 million of senior floating-rate notes due on February 26, 2016. Interest on the floating-rate notes is 3-month LIBOR plus 41 bps. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the redemption date.

On November 20, 2013, the Bank issued and sold, under its amended bank notes program, $1.8 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of $1.0 billion of 1.15% senior fixed-rate notes due on November 18, 2016 and $750 million of senior floating-rate notes due on November 18, 2016. Interest on the floating-rate notes is 3-month LIBOR plus 51 bps. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On April 25, 2014, the Bank issued and sold, under its amended bank notes program, $1.5 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of $850 million of 2.375% senior fixed-rate notes due on April 25, 2019 and $650 million of 1.35% senior fixed-rate notes due on June 1, 2017. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On September 5, 2014, the Bank issued and sold, under its amended bank notes program, $850 million of 2.875% unsecured senior fixed-rate bank notes with a maturity date of October 1, 2021. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Junior Subordinated Debt

The junior subordinated floating-rate bank notes due in 2035 were assumed by the Bancorp’s banking subsidiary as part of the acquisition of First Charter in May 2008. The obligation was issued to First Charter Capital Trust I and II, respectively. The notes of First Charter Capital Trust I and II pay a floating-rate at three-month LIBOR plus 169 bps and 142 bps, respectively. The Bank has fully and unconditionally guaranteed all obligations under the acquired TruPS issued by First Charter Capital Trust I and II.

FHLB Advances

At December 31, 2014, FHLB advances have rates ranging from 0.05% to 6.87%, with interest payable monthly. The advances are secured by certain residential mortgage loans and securities totaling $20.5 billion. The $41 million in remaining advances mature as follows: $2 million in 2015, $3 million in 2016, $1 million in 2017, $4 million in 2018, $9 million in 2019 and $22 million thereafter.

Notes Associated with Consolidated VIE

As previously discussed in Note 10, the Bancorp was determined to be the primary beneficiary of various VIEs associated with automobile loan securitizations completed during the years ended December 31, 2014 and 2013. As such, $3.4 billion of long-term debt related to these VIEs was consolidated in the Bancorp’s Consolidated Financial Statements as of December 31, 2014. Third-party holders of this debt do not have recourse to the general assets of the Bancorp.

129 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

The Bancorp, in the normal course of business, enters into financial instruments and various agreements to meet the financing needs of its customers. The Bancorp also enters into certain transactions and agreements to manage its interest rate and prepayment risks, provide funding, equipment and locations for its operations and invest in its communities. These instruments and agreements involve, to varying degrees, elements of credit risk, counterparty risk and market risk in excess of the amounts recognized in the Consolidated Balance Sheets. The creditworthiness of counterparties for all instruments and agreements is evaluated on a case-by-case basis in accordance with the Bancorp’s credit policies. The Bancorp’s significant commitments, contingent liabilities and guarantees in excess of the amounts recognized in the Consolidated Balance Sheets are discussed in further detail below:

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of December 31:

($ in millions)	2014	2013
Commitments to extend credit	$63,827	62,050
Letters of credit	3,974	4,129
Forward contracts related to held for sale mortgage loans	999	1,448
Noncancelable operating lease obligations	697	746
Capital commitments for private equity investments	78	90
Purchase obligations	77	84
Capital lease obligations	37	19
Capital expenditures	28	33

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2014 and 2013, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $135 million and $162 million, respectively, included in other liabilities in the Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2014	2013
Pass	$62,787	61,364
Special mention	660	369
Substandard	380	316
Doubtful	-	1
Total	$63,827	62,050

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of December 31, 2014:

($ in millions)
Less than 1 year(a)	$2,181
1 - 5 years(a)	1,750
Over 5 years	43
Total	$3,974
(a)

Includes $88 and $17 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 97% of total letters of credit at December 31, 2014 and 2013 and are considered guarantees in accordance with U.S. GAAP. Approximately 60% and 48% of the total standby letters of credit were collateralized as of December 31, 2014 and 2013, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. At December 31, 2014 and 2013 the reserve related to these standby letters of credit was $1 million and $2 million, respectively, and is included in the total reserve for unfunded commitments. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

130 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk ratings under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2014	2013
Pass	$3,483	3,651
Special mention	147	99
Substandard	299	355
Doubtful	45	24
Total	$3,974	4,129

At December 31, 2014 and 2013, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of December 31, 2014 and 2013, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $1.7 billion and $2.1 billion of which FTS acted as the remarketing agent to issuers on $1.4 billion and $1.8 billion, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, to $1.2 billion and $1.5 billion of the VRDNs remarketed by FTS, in addition to $247 million and $300 million in VRDNs remarketed by third parties at December 31, 2014 and 2013, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table.

Forward contracts to sell mortgage loans

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts are included in the summary of significant commitments table for all periods presented.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $29 million at December 31, 2014 and $37 million at December 31, 2013. As of December 31, 2014 and 2013, the Bancorp maintained a reserve of $2 million and $10 million, respectively, related to exposures within the reinsurance portfolio which was included in other liabilities in the Consolidated Balance Sheets. During 2009, the Bancorp suspended the practice of providing reinsurance of PMI for newly originated mortgage loans.

Legal claims

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. Refer to Note 18 for additional information regarding these proceedings.

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

As of December 31, 2014 and 2013, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $35 million and $44 million, respectively, included in other liabilities in the Consolidated Balance Sheets.

131 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp uses the best information available to it in estimating its mortgage representation and warranty reserve, however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts accrued as of December 31, 2014, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $57 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions discussed above to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possibly losses, depending on the outcome of various factors, including those noted above.

During 2014 and 2013, the Bancorp paid $11 million and $64 million, respectively, in the form of make whole payments and repurchased $59 million and $89 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during 2014 and 2013 were $97 million and $263 million, respectively. Total outstanding repurchase demand inventory was $7 million at December 31, 2014 compared to $46 million at December 31, 2013.

The following table summarizes activity in the reserve for representation and warranty provisions for the years ended:

($ in millions)	2014	2013

Balance, beginning of period	$44	110
Net additions to the reserve	6	7
Losses charged against the reserve	(15)	(73)

Balance, end of period	$35	44

The following tables provide a rollforward of unresolved claims by claimant type for the years ended:

	GSE		Private Label
December 31, 2014 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	264	$41	33	$5
New demands	744	95	14	2
Loan paydowns/payoffs	(44)	(5)	(2)	(1)
Resolved demands	(927)	(125)	(44)	(5)

Balance, end of period	37	$6	1	$1

	GSE		Private Label
December 31, 2013 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	294	$48	124	$19
New demands	1,962	259	237	4
Loan paydowns/payoffs	(20)	(3)	(6)	(1)
Resolved demands	(1,972)	(263)	(322)	(17)

Balance, end of period	264	$41	33	$5

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $548 million and $579 million at December 31, 2014 and 2013, respectively, and the delinquency rates were 4.0% at December 31, 2014 and 4.4% at December 31, 2013. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $11 million at December 31, 2014 and $16 million at December 31, 2013 recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $13 million at December 31, 2014 and $12 million at December 31, 2013. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million as of December 31, 2014.

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

132 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2009, the Bancorp completed the sale of the Class B Shares and entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which the Covered Litigation is settled. Refer to Note 27 for additional information on the valuation of the swap. The counterparty to the swap as a result of its ownership of the Class B

Shares will be impacted by dilutive adjustments to the conversion rate of the Class B Shares into Class A Shares caused by any Covered Litigation losses in excess of the litigation escrow account. If actual judgments in, or settlements of, the Covered Litigation significantly exceed current expectations, then additional funding by Visa of the litigation escrow account and the resulting dilution of the Class B Shares could result in a scenario where the Bancorp’s ultimate exposure associated with the Covered Litigation (the “Visa Litigation Exposure”) exceeds the value of the Class B Shares owned by the swap counterparty (the “Class B Value”). In the event the Bancorp concludes that it is probable that the Visa Litigation Exposure exceeds the Class B Value, the Bancorp would record a litigation reserve liability and a corresponding amount of other noninterest expense for the amount of the excess. Any such litigation reserve liability would be separate and distinct from the fair value derivative liability associated with the total return swap.

As of the date of the Bancorp’s sale of the Class B Shares and through December 31, 2014, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of the Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $49 million and $48 million at December 31, 2014 and 2013, respectively. Refer to Notes 12 and 18 for further information.

After the Bancorp’s sale of the Class B Shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilution in the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments to the swap counterparty as follows:

($ in millions)
Period	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	$20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18

133  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. LEGAL AND REGULATORY PROCEEDINGS

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 17 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. The court entered a Class Settlement Preliminary Approval Order in November 2012. Pursuant to the terms of the settlement agreement, the Bancorp paid $46 million into a class settlement escrow account. Previously, the Bancorp paid an additional $4 million in another settlement escrow in connection with the settlement of claims from plaintiffs not included in the class action. More than 7,900 merchants have requested exclusion from the class settlement. Pursuant to the terms of the settlement agreement, 25% of the funds paid into the class settlement escrow account have been returned to the control of the defendants through Class Exclusion Takedown Payments. Approximately 460 of the merchants who requested exclusion from the class have filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These “opt-out” federal lawsuits have been transferred to the United States District Court for the Eastern District of New York. The Bancorp was not named as a defendant in any of the opt-out federal lawsuits, but may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. In addition, one merchant filed a separate state court lawsuit against Visa, MasterCard and certain other defendants, including the Bancorp, alleging similar antitrust violations. On January 14, 2014, the court entered a final order approving the class settlement. A number of merchants have filed appeals from that approval. On July 18, 2014, the court in which all but one of the opt-out federal lawsuits has been consolidated denied defendants’ motion to dismiss the complaints. Several of the opt-out federal lawsuits have been resolved. Refer to Note 17 for further information.

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

In November 2014, a shareholder of the Bancorp filed a shareholder derivative suit in the Court of Common Pleas for Hamilton County, Ohio, against current and former members of the Bancorp’s Board of Directors, the Bancorp’s former Chief Financial Officer and current Executive Vice President, Daniel T. Poston, the

Bancorp’s Chief Executive Officer, Kevin T. Kabat, and, nominally, the Bancorp. The suit alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Bancorp’s alleged violations of federal and state securities laws, among other charges, in relation to its administrative settlement with the United States Securities and Exchange Commission announced on December 4, 2013 to resolve the previously reported investigation of the Bancorp’s historical accounting and reporting with respect to certain commercial loans that were sold or reclassified as held for sale by the Bancorp in the fourth quarter of 2008. The suit seeks, among other things, unspecified monetary damages, disgorgement of profits, certain corporate governance and personnel actions and compliance and disclosure changes. On January 16, 2015 a motion to dismiss the complaint was filed on behalf of all defendants. The impact of the final disposition of this lawsuit cannot be assessed at this time.

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

The Bancorp and/or its affiliates are involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory bodies regarding their respective businesses. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement authorities such as the Department of Justice or a United States Attorney. Among other matters, the Bancorp has been cooperating with the Department of Justice, the Department of Housing and Urban Development and the Federal Housing Finance Authority in civil investigations regarding compliance with requirements relating to certain Federal Housing Agency-insured loans and certain loans sold to government sponsored entities originated by affiliates of the Bancorp. The investigations could lead to liability under the Federal False Claims Act and/or the Federal Financial Institutions Reform, Recovery and Enforcement Act of 1989, which allow up to treble and other special damages substantially in excess of actual losses. Additionally, the Bancorp is also cooperating with an investigation by the Department of Justice to determine whether the Bank engaged in any discriminatory practices in connection with the Bank’s indirect automobile loan portfolio. Any claim resulting from this investigation could include direct and indirect damages and civil money penalties.

The Bancorp is party to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or

134  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. A reserve for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such reserve is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts reserved. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings including the matters discussed above in an aggregate amount up to approximately $105 million in excess of amounts reserved, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

135  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. RELATED PARTY TRANSACTIONS

The Bancorp maintains written policies and procedures covering related party transactions to principal shareholders, directors and executives of the Bancorp. These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to approving a loan to a related party, Compliance Risk Management must review and determine whether the transaction requires approval from or a post notification to the Bancorp’s Board of Directors. At December 31, 2014 and 2013, certain directors, executive officers, principal holders of Bancorp common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

The following table summarizes the Bancorp’s activities with its principal shareholders, directors and executives at December 31:

($ in millions)	2014	2013
Commitments to lend, net of participations:
Directors and their affiliated companies	$525	586
Executive officers	3	2
Total	$528	588

Outstanding balance on loans, net of participations and undrawn commitments	$63	86

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

The following table provides a summary of the sales transactions that impacted the Bancorp’s ownership interest in Vantiv Holding, LLC after the initial IPO:

($ in millions)
Period	Ownership Percentage Sold	Gain on Sale	Remaining Ownership Percentage(a)
Q4 2012	6%	$157	33%
Q2 2013	5	242	28
Q3 2013	3	85	25
Q2 2014	3	125	23
(a)	The Bancorp’s remaining investment in Vantiv Holding, LLC of $394 as of December 31, 2014 was accounted for as an equity method investment in the Bancorp’s Consolidated Financial Statements.

As of December 31, 2014, the Bancorp continued to hold approximately 43 million Class B units of Vantiv Holding, LLC and a warrant to purchase approximately 20.4 million Class C non-voting units of Vantiv Holding, LLC, both of which may be exchanged for Class A Common Stock of Vantiv, Inc. on a one for one basis or at Vantiv, Inc.’s option for cash. In addition, the Bancorp holds approximately 43 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions.

The Bancorp recognized $48 million, $77 million and $61 million respectively, in noninterest income as part of its equity method investment in Vantiv Holding, LLC for the years ended December 31, 2014, 2013 and 2012 and received cash distributions totaling $23 million, $40 million and $30 million during 2014, 2013 and 2012, respectively.

The Bancorp and Vantiv Holding, LLC have various agreements in place covering services relating to the operations of Vantiv Holding, LLC. The services provided by the Bancorp to Vantiv Holding, LLC were initially required to support Vantiv Holding, LLC as a standalone entity during the deconversion period. The majority of services previously provided by the Bancorp to support Vantiv Holding, Inc. as a standalone entity are no longer necessary and are now limited to certain general business resources. Vantiv Holding, LLC paid the Bancorp $1 million for these services for the years ended December 31, 2014, 2013 and 2012, respectively. Other services provided to Vantiv Holding, LLC by the Bancorp, have continued beyond the deconversion period, include clearing, settlement and sponsorship. Vantiv Holding, LLC paid the Bancorp $44 million for these services for the year ended December 31, 2014 and $34 million for the years ended December 31, 2013 and 2012, respectively. In addition to the previously mentioned services, the Bancorp entered into an agreement under which Vantiv Holding, LLC will provide processing services to the Bancorp. The total amount of fees relating to the processing services provided to the Bancorp by Vantiv Holding, LLC totaled $83 million, $88

136 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million and $83 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As part of the initial sale, Vantiv Holding, LLC assumed loans totaling $1.25 billion owed to the Bancorp, which were refinanced in 2010 into a larger syndicated loan structure that included the Bancorp. The outstanding balance of loans to Vantiv Holding, LLC was $204 million and $348 million at December 31, 2014 and 2013, respectively. Interest income relating to the loans was $5 million, $7 million and $11 million, respectively, for the years ended December 31, 2014, 2013 and 2012 and is included in interest and fees on loans and leases in the Consolidated Statements of Income. Vantiv Holding, LLC’s line of credit was $50 million as of December 31, 2014 and 2013. Vantiv Holding, LLC did not draw upon its line of credit during the years ended December 31, 2014 or 2013.

20. INCOME TAXES

The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2014	2013	2012
Current income tax expense:
U.S. Federal income taxes	$424	494	327
State and local income taxes	34	23	38
Foreign income taxes	8	2	-
Total current tax expense	466	519	365
Deferred income tax expense (benefit):
U.S. Federal income taxes	71	232	252
State and local income taxes	9	23	19
Foreign income taxes	(1)	(2)	-
Total deferred income tax expense	79	253	271
Applicable income tax expense	$545	772	636

The following is a reconciliation between the statutory U.S. Federal income tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2014	2013	2012
Statutory tax rate	35.0%	35.0	35.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	1.4	1.2	1.7
Tax-exempt income	(1.4)	(1.1)	(2.1)
Credits	(8.1)	(6.0)	(6.7)
Unrealized stock-based compensation benefits	-	0.3	0.8
Other, net	-	0.3	0.1
Effective tax rate	26.9%	29.7	28.8

Tax-exempt income in the rate reconciliation table includes interest on municipal bonds, interest on tax-exempt lending, income/charges on life insurance policies held by the Bancorp, and certain gains on sales of leases that are exempt from federal taxation.

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits:

($ in millions)	2014	2013	2012
Unrecognized tax benefits at January 1	$7	18	14
Gross increases for tax positions taken during prior period	2	1	6
Gross decreases for tax positions taken during prior period	-	(7)	(3)
Gross increases for tax positions taken during current period	2	1	2
Settlements with taxing authorities	-	(5)	-
Lapse of applicable statute of limitations	-	(1)	(1)
Unrecognized tax benefits at December 31(a)	$11	7	18
(a)	Amounts represent unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Bancorp’s unrecognized tax benefits as of December 31, 2014, 2013 and 2012 relate to state income tax exposures from taking tax positions where the Bancorp believes it is likely that, upon examination, a state will take a position contrary to the position taken by the Bancorp.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

137  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are comprised of the following items at December 31:

($ in millions)	2014	2013
Deferred tax assets:
Allowance for loan and lease losses	$463	554
Deferred compensation	113	109
Reserves	96	101
Reserve for unfunded commitments	47	57
State net operating losses	18	22
Other	189	180
Total deferred tax assets	$926	1,023
Deferred tax liabilities:
Lease financing	$896	865
Investments in joint ventures and partnership interests	329	381
MSRs	237	254
Other comprehensive income	231	44
Qualifying hedges and free-standing derivatives	105	97
Bank premises and equipment	103	114
State deferred taxes	81	76
Other	148	130
Total deferred tax liabilities	$2,130	1,961
Total net deferred tax liability	$(1,204)	(938)

At December 31, 2014 and 2013, the Bancorp had recorded deferred tax assets of $18 million and $22 million, respectively, related to state net operating loss carryforwards. The deferred tax assets relating to state net operating losses (primarily resulting from leasing operations) are presented net of specific valuation allowances of $19 million at December 31, 2014 and 2013. If these carryforwards are not utilized, they will expire in varying amounts through 2034.

The Bancorp has determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2014 or 2013. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and, based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at December 31, 2014 and 2013 will ultimately be realized. The Bancorp reached this conclusion as the Bancorp has taxable income in the carryback period and it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences and its projected future taxable income.

The IRS is currently examining the Bancorp’s 2010 and 2011 federal income tax returns. The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years

2010-2014. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a short period of time. Otherwise, with the exception of a few states with insignificant uncertain tax positions, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the Consolidated Financial Statements. During the years ended December 31, 2014, 2013 and 2012, the Bancorp recognized an immaterial amount of interest expense in connection with income taxes. At December 31, 2014 and 2013, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $1 million. No material liabilities were recorded for penalties related to income taxes.

Retained earnings at December 31, 2014 and 2013 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.

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

The overfunded and underfunded amounts recognized in other assets and other liabilities, respectively, on the Consolidated Balance Sheets were as follows as of December 31:

($ in millions)	2014	2013
Prepaid benefit cost	$-	6
Accrued benefit liability	(52)	(27)
Net underfunded status	$(52)	(21)

The following tables summarize the defined benefit retirement plans as of and for the years ended December 31:

138  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plans with an Overfunded Status(a)
($ in millions)	2014	2013
Fair value of plan assets at January 1	$-	185
Actual return on assets	-	30
Contributions	-	5
Settlement	-	(13)
Benefits paid	-	(7)
Fair value of plan assets at December 31	$-	200
Projected benefit obligation at January 1	$-	224
Service cost	-	-
Interest cost	-	10
Settlement	-	(13)
Actuarial gain	-	(20)
Benefits paid	-	(7)
Projected benefit obligation at December 31	$-	194
Overfunded projected benefit obligation at December 31	$-	6
(a)	The Bancorp’s defined benefit plan had an Overfunded status at December 31, 2013. The plan was Underfunded at December 31, 2014 and is reflected in the Underfunded Status table.

Plans with an Underfunded Status
($ in millions)	2014	2013
Fair value of plan assets at January 1	$200	-
Actual return on assets	12	-
Contributions	3	4
Settlement	(11)	-
Benefits paid	(9)	(4)
Fair value of plan assets at December 31	$195	-
Projected benefit obligation at January 1	$221	32
Service cost	-	-
Interest cost	10	1
Settlement	(11)	-
Actuarial loss (gain)	36	(2)
Benefits paid	(9)	(4)
Projected benefit obligation at December 31	$247	27
Unfunded projected benefit obligation at December 31	$(52)	(27)

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into net periodic benefit cost during 2015 is $10 million. The estimated net prior service cost for the defined benefit pension plan that will be amortized from AOCI into net periodic benefit cost during 2015 is immaterial to the Consolidated Financial Statements.

The following table summarizes net periodic benefit cost and other changes in plan assets and benefit obligations recognized in OCI for the years ended December 31:

($ in millions)	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$-	-	-
Interest cost	10	10	10
Expected return on assets	(14)	(13)	(13)
Amortization of net actuarial loss	7	11	14
Amortization of net prior service cost	-	-	-
Settlement	5	5	6
Net periodic benefit cost	$8	13	17
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$37	(38)	7
Net prior service cost	-	-	-
Amortization of net actuarial loss	(7)	(11)	(14)
Amortization of prior service cost	-	-	-
Settlement	(5)	(5)	(6)
Total recognized in other comprehensive income	25	(54)	(13)
Total recognized in net periodic benefit cost and other comprehensive income	$33	(41)	4

139  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements of Plan Assets

The following table summarizes plan assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements Using(a)
2014 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Equity securities:
Equity securities (Value)	$10	-	-	$10
Equity securities (Blended)(b)	46	-	-	46
Total equity securities	56	-	-	56

Mutual and exchange traded funds:
Money market funds	7	-	-	7
International funds	-	38	-	38
Domestic funds	-	31	-	31
Debt funds	-	22	-	22
Alternative strategies	-	22	-	22
Total mutual and exchange traded funds	7	113	-	120

Debt securities:
U.S. Treasury obligations	3	-	-	3
Agency mortgage-backed	-	11	-	11
Non-agency mortgage-backed	-	2	-	2
Corporate bonds(c)	-	3	-	3
Total debt securities	3	16	-	19
Total plan assets	$66	129	-	$195

	Fair Value Measurements Using(a)
2013 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value
Equity securities:
Equity securities (Value)	$8	-	-	$8
Equity securities (Blended)(b)	40	-	-	40
Total equity securities	48	-	-	48

Mutual and exchange traded funds:
Money market funds	7	-	-	7
International funds	-	43	-	43
Domestic funds	-	41	-	41
Debt funds	-	20	-	20
Alternative strategies	-	17	-	17
Commodity funds	6	-	-	6
Total mutual and exchange traded funds	13	121	-	134
Debt securities:
U.S. Treasury obligations	3	-	-	3
Agency mortgage-backed	-	13	-	13
Non-agency mortgage-backed	-	2	-	2
Total debt securities	3	15	-	18
Total plan assets	$64	136	-	$200
(a)	For further information on fair value hierarchy levels, refer to Note 1.
(b)	Includes holdings in Bancorp common stock.
(c)	Includes private label asset-backed securities.

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

140  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury obligations and federal agency securities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or DCFs. Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include agency mortgage-backed securities, non-agency mortgage-backed securities and corporate bonds.

Plan Assumptions

The plan assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the plan’s liabilities. The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the plan’s liabilities. In determining the expected long-term rate of return, the Bancorp evaluated actuarial and economic inputs, including long-term inflation rate assumptions and broad equity and bond indices long-term return projections, as well as actual long-term historical plan performance. In 2014, the Bancorp updated the mortality assumption which resulted in an increase of $14 million to the projected benefit obligation.

The following table summarizes the weighted-average plan assumptions for the years ended December 31:

	2014	2013	2012
For measuring benefit obligations at year end:
Discount rate	3.82%	4.72	3.83
Rate of compensation increase	N/A(a)	4.00	4.00
Expected return on plan assets	7.25	7.50	8.00
For measuring net periodic benefit cost:
Discount rate	4.72	3.83	4.27
Rate of compensation increase	N/A(a)	4.00	5.00
Expected return on plan assets	7.25	7.50	8.00
(a)

Since the Bancorp’s qualified defined benefit plan’s benefits were frozen in 1998, except for grandfathered employees, the rate of compensation increase is no longer applicable beginning in 2014 since minimal grandfathered employees are still accruing benefits.

Lowering both the expected rate of return on the plan assets and the discount rate by 0.25% would have increased the 2014 pension expense by approximately $1 million.

Based on the actuarial assumptions, the Bancorp expects to contribute $4 million to the plan in 2015. Estimated pension benefit payments, which reflect expected future service, are $22 million in 2015, $21 million in 2016, $19 million in 2017, $18 million in 2018 and $16 million in 2019. The total estimated payments for the years 2020 through 2024 is $80 million.

Investment Policies and Strategies

The Bancorp’s policy for the investment of plan assets is to employ investment strategies that achieve a range of weighted-average target asset allocations relating to equity securities (including the Bancorp’s common stock), fixed-income securities (including federal agency obligations, corporate bonds and notes), alternative strategies (including traditional mutual funds, precious metals and commodities) and cash.

The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category for the years ended December 31:

	Targeted range	2014	2013
Equity securities		62%	65
Bancorp common stock		2	2
Total equity securities(a)	39-78%	64	67
Total fixed-income securities	11-41	20	22
Alternative strategies	8-18	12	7
Cash	0-10	4	4
Total		100%	100
(a)	Includes mutual and exchange traded funds.

The risk tolerance for the plan is determined by management to be “moderate to aggressive”, recognizing that higher returns involve some volatility and that periodic declines in the portfolio’s value are tolerated in an effort to achieve real capital growth. There were no significant concentrations of risk associated with the investments of the Bancorp’s benefit and retirement plan at December 31, 2014 and 2013.

Permitted asset classes of the plan include cash and cash equivalents, fixed-income (domestic and non-U.S. bonds), equities (U.S., non-U.S., emerging markets and REITS), equipment leasing, precious metals, commodity transactions and mortgages. The plan utilizes derivative instruments including puts, calls, straddles or other option strategies, as approved by management. Per ERISA, the Bancorp’s common stock cannot exceed 10% of the fair value of plan assets.

Fifth Third Bank, as Trustee, is expected to manage the plan assets in a manner consistent with the plan agreement and other regulatory, federal and state laws. The Fifth Third Bank Pension, Profit Sharing and Medical Plan Committee (the “Committee”) is the plan administrator. The Trustee is required to provide to the Committee monthly and quarterly reports covering a list of plan assets, portfolio performance, transactions and asset allocation. The Trustee is also required to keep the Committee apprised of any

141  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

material changes in the Trustee’s outlook and recommended investment policy.

The accumulated benefit obligation for all defined benefit plans was $247 million and $221 million at December 31, 2014 and 2013, respectively.

Other Information on Retirement and Benefit Plans

Amounts relating to the Bancorp’s defined benefit plans with assets exceeding benefit obligations were as follows at December 31:

($ in millions)	2014	2013
Projected benefit obligation	$-	194
Accumulated benefit obligation	-	194
Fair value of plan assets	-	200
Amounts relating to the Bancorp’s defined benefit plans with benefit obligations exceeding assets were as follows at December 31:
($ in millions)	2014	2013
Projected benefit obligation	$247	27
Accumulated benefit obligation	247	27
Fair value of plan assets	195	-

As of December 31, 2014 and 2013, $195 million and $200 million, respectively, of plan assets were managed by Fifth Third Bank, a subsidiary of the Bancorp. Plan assets included $4 million of Bancorp common stock as of December 31, 2014 and 2013, respectively. Plan assets are not expected to be returned to the Bancorp during 2015.

The Bancorp’s profit sharing plan expense was $19 million, $32 million and $46 million for the years ended December 31, 2014, 2013 and 2012, respectively. Expenses recognized for matching contributions to the Bancorp’s defined contribution savings plans were $44 million, $43 million and $42 million for the years ended December 31, 2014, 2013 and 2012, respectively.

142  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. ACCUMULATED OTHER COMPREHENSIVE INCOME

The tables below present the activity of the components of OCI and AOCI for the years ended December 31:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
2014
Unrealized holding gains on available-for-sale securities arising during period	$580	(202)	378
Reclassification adjustment for net gains included in net income	(37)	13	(24)
Net unrealized gains on available-for-sale securities	543	(189)	354	121	354	475

Unrealized holding gains on cash flow hedge derivatives arising during period	60	(21)	39
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(44)	15	(29)
Net unrealized gains on cash flow hedge derivatives	16	(6)	10	13	10	23

Net actuarial loss arising during the period	(37)	12	(25)
Reclassification of amounts to net periodic benefit costs	12	(4)	8
Defined benefit pension plans, net	(25)	8	(17)	(52)	(17)	(69)
Total	$534	(187)	347	82	347	429
2013
Unrealized holding losses on available-for-sale securities arising during period	$(454)	159	(295)
Reclassification adjustment for net losses included in net income	6	(2)	4
Net unrealized gains on available-for-sale securities	(448)	157	(291)	412	(291)	121

Unrealized holding losses on cash flow hedge derivatives arising during period	(13)	5	(8)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(44)	15	(29)
Net unrealized gains on cash flow hedge derivatives	(57)	20	(37)	50	(37)	13

Net actuarial gain arising during the period	38	(13)	25
Reclassification of amounts to net periodic benefit costs	16	(6)	10
Defined benefit pension plans, net	54	(19)	35	(87)	35	(52)
Total	$(451)	158	(293)	375	(293)	82
2012
Unrealized holding losses on available-for-sale securities arising during period	$(97)	34	(63)
Reclassification adjustment for net gains included in net income	(15)	5	(10)
Net unrealized gains on available-for-sale securities	(112)	39	(73)	485	(73)	412

Unrealized holding gains on cash flow hedge derivatives arising during period	37	(13)	24
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(83)	29	(54)
Net unrealized gains on cash flow hedge derivatives	(46)	16	(30)	80	(30)	50

Net actuarial loss arising during the period	(7)	2	(5)
Reclassification of amounts to net periodic benefit costs	20	(7)	13
Defined benefit pension plans, net	13	(5)	8	(95)	8	(87)
Total	$(145)	50	(95)	470	(95)	375

143  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents reclassifications out of AOCI for the years ended December 31:

Components of AOCI: ($ in millions)	Affected Line Item in the Consolidated Statements of Income	2014	2013

Net unrealized gains on available-for-sale securities:(b)
Net gains (losses) included in net income	Securities gains, net	$37	(6)

	Income before income taxes	37	(6)
	Applicable income tax expense	(13)	2

	Net income	24	(4)

Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	44	45
Interest rate contracts related to long-term debt	Interest on long-term debt	-	(1)

	Income before income taxes	44	44
	Applicable income tax expense	(15)	(15)

	Net income	29	29

Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense (a)	(7)	(11)
Settlements	Employee benefits expense (a)	(5)	(5)

	Income before income taxes	(12)	(16)
	Applicable income tax expense	4	6

	Net income	(8)	(10)

Total reclassifications for the period	Net income	$45	15

(a)	This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 for information on the computation of net periodic benefit cost.
(b)	Amounts in parentheses indicate reductions to net income.

144  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. COMMON, PREFERRED AND TREASURY STOCK

The following is a summary of the share activity within common, preferred and treasury stock for the years ended:

	Common Stock		Preferred Stock		Treasury Stock
($ in millions, except share data)	Value	Shares	Value	Shares	Value	Shares
December 31, 2011	$2,051	923,892,581	$398	16,450	$(64)	4,088,145
Shares acquired for treasury	-	-	-	-	(627)	42,424,014
Impact of stock transactions under stock compensation plans, net	-	-	-	-	54	(4,654,165)
Other	-	-	-	-	3	(117,470)
December 31, 2012	$2,051	923,892,581	$398	16,450	$(634)	41,740,524
Shares acquired for treasury	-	-	-	-	(1,242)	65,516,126
Issuance of preferred shares, Series I	-	-	441	18,000	-	-
Issuance of preferred shares, Series H	-	-	593	24,000	-	-
Redemption of preferred shares, Series G	-	-	(398)	(16,450)	540	(35,529,018)
Impact of stock transactions under stock compensation plans, net	-	-	-	-	38	(3,697,042)
Other	-	-	-	-	3	556,246
December 31, 2013	$2,051	923,892,581	$1,034	42,000	$(1,295)	68,586,836
Shares acquired for treasury	-	-	-	-	(726)	34,799,873
Issuance of preferred shares, Series J	-	-	297	12,000	-	-
Impact of stock transactions under stock compensation plans, net	-	-	-	-	47	(3,493,671)
Other	-	-	-	-	2	(47,409)
December 31, 2014	$2,051	923,892,581	$1,331	54,000	$(1,972)	99,845,629

Preferred Stock—Series J

On June 5, 2014, the Bancorp issued, in a registered public offering, 300,000 depositary shares, representing 12,000 shares of 4.90% fixed-to-floating rate non-cumulative Series J perpetual preferred stock, for net proceeds of $297 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends, on a non-cumulative semi-annual basis, at an annual rate of 4.90% through but excluding September 30, 2019, at which time it converts to a quarterly floating rate dividend of three-month LIBOR plus 3.129%. Subject to any required regulatory approval, the Bancorp may redeem the Series J preferred shares at its option, in whole or in part, at any time on or after September 30, 2019, or any time prior following a regulatory capital event. The Series J preferred shares are not convertible into Bancorp common shares or any other securities.

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

145 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 14, 2013, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2013 CCAR. The FRB indicated to the Bancorp that it did not object to the potential repurchase of common shares in an amount up to $984 million, including any shares issued in a Series G preferred stock conversion, and the repurchase of common shares in an amount equal to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common stock. On March 19, 2013, the Board of Directors authorized the Bancorp to repurchase up to 100 million common shares in the open market or in privately negotiated transactions, and to utilize any derivative or similar instrument to effect share repurchase transactions. This share repurchase authorization replaced the Board’s previous authorization from August of 2012.

On March 18, 2014, the Board of Directors authorized the Bancorp to repurchase up to 100 million common shares in the open market or in privately negotiated transactions, and to utilize any derivative or similar instrument to effect share repurchase transactions. This share repurchase authorization replaced the Board’s previous authorization from March of 2013.

On March 26, 2014, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2014 CCAR. The FRB indicated to the Bancorp that it did not object to the potential repurchase of $669 million of common shares with the additional ability to repurchase common shares in an amount equal to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common stock for the period beginning April 1, 2014 and ending March 31, 2015.

The Bancorp entered into a number of accelerated share repurchase transactions during 2012, 2013 and 2014. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock.

146  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during 2012, 2013 and 2014. For more information on a subsequent event related to capital actions refer to Note 31 of the Notes to Consolidated Financial Statements.

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
April 26, 2012	$75	4,838,710	631,986	5,470,696	June 1, 2012
August 28, 2012	350	21,531,100	1,444,047	22,975,147	October 24, 2012
November 9, 2012	125	7,710,761	657,914	8,368,675	February 12, 2013
December 19, 2012	100	6,267,410	127,760	6,395,170	February 27, 2013
January 31, 2013	125	6,953,028	849,037	7,802,065	April 5, 2013
May 24, 2013	539	25,035,519	4,270,250	29,305,769	October 1, 2013
November 18, 2013	200	8,538,423	1,132,495	9,670,918	March 5, 2014
December 13, 2013	456	19,084,195	2,294,932	21,379,127	March 31, 2014
January 31, 2014	99	3,950,705	602,109	4,552,814	March 31, 2014
May 1, 2014	150	6,216,480	1,016,514	7,232,994	July 21, 2014
July 24, 2014	225	9,352,078	1,896,685	11,248,763	October 14, 2014
October 23, 2014	180	8,337,875	794,245	9,132,120	January 8, 2015

24. STOCK-BASED COMPENSATION

The Bancorp has historically emphasized employee stock ownership. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under all of the Bancorp’s equity compensation plans as of December 31, 2014:

Plan Category (shares in thousands)	Number of Shares to be Issued Upon Exercise	Weighted-Average Exercise Price	Shares Available for Future Issuance
Equity compensation plans approved by shareholders			30,786 (a)
SARs	(b)	(b)	(a)
Restricted stock	7,253	N/A	(a)
Stock options(c)	7	$32.26	(a)
Phantom stock units	(d)	N/A	N/A
Performance units	(e)	N/A	(a)
Employee stock purchase plan			7,431 (f)
Total shares	7,260		38,217
(a)

Under the 2014 Incentive Compensation Plan, 36 million shares of stock were authorized for issuance as incentive and nonqualified stock options, SARs, restricted stock and restricted stock units, performance units and performance RSAs.

(b)	The number of shares to be issued upon exercise will be determined at vesting based on the difference between the grant price and the market price at the date of exercise.
(c)

Excludes 0.3 million outstanding options awarded under plans assumed by the Bancorp in connection with certain mergers and acquisitions. The Bancorp has not made any awards under these plans and will make no additional awards under these plans. The weighted-average exercise price of the outstanding options is $13.76 per share.

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

Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to key employees and directors of the Bancorp and its subsidiaries. The Incentive Compensation Plan was approved by shareholders on April 15, 2014, and authorized the issuance of up to 36 million shares, including 16 million shares for Full Value Awards, as equity compensation and provides for incentive and nonqualified stock options, SARs, RSAs and restricted stock units, and performance shares. Full Value Awards are defined as awards with no cash outlay for the employee to obtain the full value. Based on total stock-based awards outstanding (including stock options, stock appreciation rights, restricted stock and performance units) and shares remaining for future grants under the 2014 Incentive Compensation Plan, the potential dilution to which the Bancorp’s shareholders of common stock are exposed due to the potential that stock-based compensation will be awarded to executives, directors or key employees of the Bancorp is 10%. SARs, restricted stock, stock options and performance units outstanding represent seven percent of the Bancorp’s issued shares at December 31, 2014.

All of the Bancorp’s stock-based awards are to be settled with stock. The Bancorp has historically used treasury stock to settle stock-based awards, when available. SARs, issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten-year terms and vest and become exercisable either ratably or fully over a four year period of continued employment. The Bancorp does not grant discounted SARs or stock options, re-price previously granted SARs or stock options, or grant reload stock options. Restricted stock award grants vest after four years, or ratably over three or four years of continued employment and include dividend and voting rights. Stock options were previously issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten-year terms and vested and became fully exercisable ratably over a three or four year period of continued employment. Performance unit awards have three-year cliff vesting terms with market conditions as defined by the plan. All of the Bancorp’s executive stock-based awards contain an annual performance hurdle of two percent return on tangible common equity. If this threshold is not met all awards

147  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that would vest in the next year are forfeited. The Bancorp met this threshold as of December 31, 2014.

Stock-based compensation expense was $83 million, $78 million and $69 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in salaries, wages, and incentives in the Consolidated Statements of Income. The total related income tax benefit recognized was $30 million, $28 million and $24 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock Appreciation Rights

The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant.

The weighted-average assumptions were as follows for the years ended December 31:

	2014	2013	2012
Expected life (in years)	6	6	6
Expected volatility	35%	36%	37%
Expected dividend yield	2.4%	3.0%	2.8%
Risk-free interest rate	2.0%	1.0%	1.2%

The expected life is generally derived from historical exercise patterns and represents the amount of time that SARs granted are expected to be outstanding. The expected volatility is based on a combination of historical and implied volatilities of the Bancorp’s common stock. The expected dividend yield is based on annual dividends divided by the Bancorp’s stock price. Annual dividends are based on projected dividends, estimated using an expected long-term dividend payout ratio, over the estimated life of the awards. The risk-free interest rate for periods within the contractual life of the SARs is based on the U.S. Treasury yield curve in effect at the time of grant.

The grant-date fair value of SARs is measured using the Black-Scholes option-pricing model. The weighted-average grant-date fair value of SARs granted was $6.53, $4.56 and $4.23 per share for the years ended 2014, 2013 and 2012, respectively. The total grant-date fair value of SARs that vested during 2014, 2013 and 2012 was $34 million, $29 million, and $22 million, respectively.

At December 31, 2014, there was $57 million of stock-based compensation expense related to nonvested SARs not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 2.4 years.

	2014		2013		2012
SARs (Number of SARs in thousands)	Number of SARs	Weighted- Average Grant Price	Number of SARs	Weighted- Average Grant Price	Number of SARs	Weighted- Average Grant Price
Outstanding at January 1	48,599	$19.98	44,120	$20.41	36,502	$22.20
Granted	4,526	21.63	10,267	16.16	12,179	14.36
Exercised	(4,408)	13.63	(2,904)	11.18	(1,271)	6.29
Forfeited or expired	(3,127)	34.19	(2,884)	21.78	(3,290)	23.33
Outstanding at December 31	45,590	$19.79	48,599	$19.98	44,120	$20.41
Exercisable at December 31	27,950	$21.71	26,462	$24.14	23,248	$26.76

The following table summarizes outstanding and exercisable SARs by grant price at December 31, 2014:

	Outstanding SARs			Exercisable SARs
Grant price per share	Number of SARs at Year End (000s)	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Life (in years)	Number of SARs at Year End (000s)	Weighted- Average Grant Price	Weighted- Average Remaining Contractual Life (in years)
Under $10.00	3,363	$3.98	4.3	3,360	$3.99	4.3
$10.01-$20.00	29,089	15.36	6.7	15,783	15.54	5.9
$20.01-$30.00	4,362	21.64	9.3	31	22.73	3.4
$30.01-$40.00	6,443	38.67	1.7	6,443	38.67	1.7
Over $40.00	2,333	42.16	0.8	2,333	42.16	0.8
All SARs	45,590	$19.79	5.8	27,950	$21.71	4.3

Restricted Stock Awards

The total grant-date fair value of RSAs that vested during 2014, 2013 and 2012 was $32 million, $40 million and $32 million, respectively. At December 31, 2014, there was $88 million of stock-

based compensation expense related to nonvested restricted stock not yet recognized. The expense is expected to be recognized over a remaining weighted-average period of approximately 2.6 years.

148  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014		2013		2012
RSAs (shares in thousands)	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1	6,710	$15.11	6,379	$14.32	4,764	$15.95
Granted	3,264	21.61	3,583	16.21	3,863	14.33
Exercised	(2,183)	14.84	(2,720)	14.71	(1,826)	18.37
Forfeited	(538)	16.73	(532)	14.97	(422)	15.35
Nonvested at December 31	7,253	$17.98	6,710	$15.11	6,379	$14.32

The following table summarizes unvested RSAs by grant-date fair value at December 31, 2014:

	Nonvested RSAs
Grant-Date Fair Value Per Share	Number of RSAs at Year End (000s)	Weighted-Average Remaining Contractual Life (in years)
Under $5.00	-	-
$5.01-$10.00	48	0.8
$10.01-$15.00	1,801	0.7
$15.01-$20.00	2,320	1.3
$20.01-$25.00	3,084	1.8
All RSAs	7,253	1.4

Stock options

The grant-date fair value of stock options is measured using the Black-Scholes option-pricing model. There were no stock options granted during 2014, 2013 and 2012.

The total intrinsic value of options exercised was $1 million in 2014, 2013 and 2012, respectively. Cash received from options exercised was $1 million in 2014 and $2 million in both 2013 and

2012. The tax benefit realized from exercised options was immaterial to the Bancorp’s Consolidated Financial Statements during 2014, 2013 and 2012. All stock options were vested as of December 31, 2008, therefore, no stock options vested during 2014, 2013 or 2012. As of December 31, 2014, the aggregate intrinsic value of both outstanding options and exercisable options was $2 million.

	2014		2013		2012
Stock Options (Number of Options in thousands)	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Grant Price
Outstanding at January 1	546	$20.72	3,877	$45.00	7,584	$53.88
Exercised	(115)	12.84	(190)	11.88	(205)	10.32
Forfeited or expired	(166)	36.42	(3,141)	51.23	(3,502)	66.25
Outstanding at December 31	265	$14.25	546	$20.72	3,877	$45.00
Exercisable at December 31	265	$14.25	546	$20.72	3,877	$45.00

The following table summarizes outstanding and exercisable stock options by exercise price at December 31, 2014:

	Outstanding and Exercisable Stock Options
Exercise price per share	Number of Options at Year End (000s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Under $10.00	1	$8.59	4.0
$10.01-$20.00	258	13.76	1.0
$20.01-$30.00	1	24.41	3.0
$30.01-$40.00	-	-	-
Over $40.00	5	40.98	2.0
All stock options	265	$14.25	1.0

149  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other stock-based compensation

The Bancorp’s Board of Directors previously approved the use of phantom stock units as part of its compensation for executives in connection with changes made in reaction to the TARP compensation rules. On February 22, 2011, the Bancorp redeemed its Series F preferred stock held by the U.S. Treasury under the CPP. As a result of this redemption, the last payment of phantom stock occurred in April of 2011. The phantom stock units were issued under the Bancorp’s 2008 Incentive Compensation Plan. The number of phantom stock units was determined each pay period by dividing the amount of salary to be paid in phantom stock units for that pay period, by the reported closing price of the Bancorp’s common stock on the pay date for such pay period. The phantom stock units vested immediately on issuance. Phantom stock was expensed based on the number of outstanding units multiplied by the closing price of the Bancorp’s stock at period end. The phantom stock units did not include any rights to receive dividends or dividend equivalents. Phantom stock units issued on or before June 12, 2010 were settled in cash upon the earlier to occur of June 15, 2011 or the executive’s death. Units issued thereafter were settled in cash with 50% settled on June 15, 2012 and 50% settled on June 15, 2013. The amount paid on settlement of the phantom stock units was equal to the total amount of phantom stock units settled at the reported closing price of the Bancorp’s common stock on the settlement date. Under the phantom stock program, no phantom stock units were granted during the years ended December 31, 2014, 2013 and 2012. No phantom stock units were settled during the year ended December 31, 2014 and 200,130 and 199,813 phantom stock units were settled during the years ended December 31, 2013 and 2012, respectively.

Performance units are payable contingent upon the Bancorp achieving certain predefined performance targets over the three-year measurement period. Awards granted during 2014, 2013 and 2012 will be entirely settled in stock. The performance targets are based on the Bancorp’s performance relative to a defined peer group. During 2014, 2013 and 2012, 322,567, 348,595, and 344,741 performance units, respectively, were granted by the Bancorp. These awards were granted at a weighted-average grant-date fair value of $15.61, $16.15 and $14.36 per unit during 2014, 2013 and 2012, respectively.

The Bancorp sponsors a stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2014, 2013 and 2012, there were 599,101, 690,039 and 827,709 shares, respectively, purchased by participants and the Bancorp recognized stock-based compensation expense of $1 million in each of the respective years.

150  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

The following table presents the major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2014	2013	2012
Other noninterest income:
Gain on Vantiv, Inc. IPO and sale of Vantiv, Inc. shares	$148	336	272
Operating lease income	84	75	60
Equity method income from interest in Vantiv Holding, LLC	48	77	61
Cardholder fees	45	47	46
BOLI income	44	52	35
Valuation adjustments on the warrant and put options associated with sale of Vantiv Holding, LLC	31	206	67
Banking center income	30	34	32
Consumer loan and lease fees	25	27	27
Insurance income	13	25	28
Gain on loan sales	-	3	20
Loss on OREO	(14)	(26)	(57)
Loss on swap associated with the sale of Visa, Inc. class B shares	(38)	(31)	(45)
Other, net	34	54	28
Total other noninterest income	$450	879	574
Other noninterest expense:
Losses and adjustments	$188	221	187
Impairment on affordable housing investments	135	108	90
Loan and lease	119	158	183
Marketing	98	114	128
FDIC insurance and other taxes	89	127	114
Professional services fees	72	76	56
Operating lease	67	57	43
Travel	52	54	52
Postal and courier	47	48	48
Data processing	41	42	40
Recruitment and education	28	26	28
OREO expense	17	16	21
Insurance	16	17	18
Supplies	15	16	17
Intangible asset amortization	4	8	13
Loss on debt extinguishment	-	8	169
Benefit from the reserve for unfunded commitments	(27)	(17)	(2)
Other, net	178	185	169
Total other noninterest expense	$1,139	1,264	1,374

151  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. EARNINGS PER SHARE

The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the years ended December 31:

	2014			2013			2012
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$1,481			1,836			1,576
Dividends on preferred stock	67			37			35
Net income available to common shareholders	1,414			1,799			1,541
Less: Income allocated to participating securities	12			14			10
Net income allocated to common shareholders	$1,402	833	1.68	1,785	869	2.05	1,531	904	1.69
Earnings per diluted share:
Net income available to common shareholders	$1,414			1,799			1,541
Effect of dilutive securities:
Stock-based awards	-	10		-	8		-	6
Series G convertible preferred stock	-	-		18	18		35	36
Net income available to common shareholders plus assumed conversions	1,414			1,817			1,576
Less: Income allocated to participating securities	12			14			10
Net income allocated to common shareholders plus assumed conversions	$1,402	843	1.66	1,803	895	2.02	1,566	946	1.66

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for 2014, 2013 and 2012 excludes 13 million, 24 million, and 36 million, respectively, of SARs and an immaterial amount, 1 million, and 5 million, respectively, of stock options because their inclusion would have been anti-dilutive.

The diluted earnings per share computation for the year ended December 31, 2014 excludes the impact of the forward contract related to the October 23, 2014 accelerated share repurchase transaction. Based on the average daily volume-weighted average price of the Bancorp’s common stock during the fourth quarter of 2014, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of December 31, 2014, and thus the impact of the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

The diluted earnings per share computation for the year ended December 31, 2013 excludes the impact of the forward contracts related to the November 18, 2013 and December 13, 2013 accelerated share repurchase transactions. Based upon the average daily volume-weighted average price of the Bancorp’s common stock during the fourth quarter of 2013, the counterparty to the transactions would have been required to deliver additional shares for the settlement of the forward contracts as of December 31, 2013, and thus the impact of the two accelerated share repurchase transactions would have been anti-dilutive to earnings per share.

The diluted earnings per share computation for the year ended December 31, 2012 excludes the impact of the forward contracts related to the November 6, 2012 and December 14, 2012 accelerated share repurchase transactions. Based upon the average daily volume-weighted average price of the Bancorp’s common stock during the fourth quarter of 2012, the counterparty to the transactions would have been required to deliver additional shares for the settlement of the forward contracts as of December 31, 2012, and thus the impact of the two accelerated share repurchase transactions would have been anti-dilutive to earnings per share.

152 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

27. FAIR VALUE MEASUREMENTS

The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For more information regarding the fair value hierarchy and how the Bancorp measures fair value, refer to Note 1.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using
December 31, 2014 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies	$25	1,607	-	1,632
Obligations of states and political subdivisions	-	192	-	192
Mortgage-backed securities
Agency residential mortgage-backed securities	-	12,404	-	12,404
Agency commercial mortgage-backed securities	-	4,565	-	4,565
Non-agency commercial mortgage-backed securities	-	1,550	-	1,550
Asset-backed securities and other debt securities	-	1,362	-	1,362
Equity securities(a)	84	19	-	103
Available-for-sale and other securities(a)	109	21,699	-	21,808

Trading securities:
U.S. Treasury and federal agencies	-	14	-	14
Obligations of states and political subdivisions	-	8	-	8
Mortgage-backed securities
Agency residential mortgage-backed securities	-	9	-	9
Asset-backed securities and other debt securities	-	13	-	13
Equity securities	316	-	-	316
Trading securities	316	44	-	360

Residential mortgage loans held for sale	-	561	-	561
Residential mortgage loans(b)	-	-	108	108
Derivative assets:
Interest rate contracts	-	888	12	900
Foreign exchange contracts	-	417	-	417
Equity contracts	-	-	415	415
Commodity contracts	68	280	-	348
Derivative assets	68	1,585	427	2,080
Total assets	$493	23,889	535	24,917

Liabilities:
Derivative liabilities:
Interest rate contracts	$6	276	2	284
Foreign exchange contracts	-	372	-	372
Equity contracts	-	-	49	49
Commodity contracts	58	280	-	338
Derivative liabilities	64	928	51	1,043

Short positions	16	5	-	21
Total liabilities	$80	933	51	1,064

153  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using
December 31, 2013 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies	$26	1,644	-	1,670
Obligations of states and political subdivisions	-	192	-	192
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	12,284	-	12,284
Non-agency commercial mortgage-backed securities	-	1,395	-	1,395
Asset-backed securities and other debt securities	-	2,187	-	2,187
Equity securities(a)	89	29	-	118
Available-for-sale and other securities(a)	115	17,731	-	17,846

Trading securities:
U.S. Treasury and federal agencies	1	4	-	5
Obligations of states and political subdivisions	-	12	1	13
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	3	-	3
Asset-backed securities and other debt securities	-	7	-	7
Equity securities	315	-	-	315
Trading securities	316	26	1	343

Residential mortgage loans held for sale	-	890	-	890
Residential mortgage loans(b)	-	-	92	92
Derivative assets:
Interest rate contracts	13	802	12	827
Foreign exchange contracts	-	276	-	276
Equity contracts	-	-	384	384
Commodity contracts	18	48	-	66
Derivative assets	31	1,126	396	1,553
Total assets	$462	19,773	489	20,724

Liabilities:
Derivative liabilities:
Interest rate contracts	$1	384	4	389
Foreign exchange contracts	-	252	-	252
Equity contracts	-	-	48	48
Commodity contracts	9	56	-	65
Derivative liabilities	10	692	52	754

Short positions	4	4	-	8
Total liabilities	$14	696	52	762
(a)	Excludes FHLB and FRB restricted stock totaling $248 and $352, respectively, at December 31, 2014 and $402 and $349, respectively, at December 31, 2013.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the years ended December 31, 2014 and 2013, no assets or liabilities were transferred between Level 1 and Level 2.

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale and other and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or DCFs. Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include federal agencies, obligations of states and political subdivisions, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities and asset-backed securities and other debt securities. Corporate bonds are included in asset-backed securities and other debt securities in the previous table. Federal agencies, obligations of states and political subdivisions, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities and asset-backed securities and other debt securities are generally valued using a market approach based on observable prices of securities with similar characteristics.

Residential mortgage loans held for sale

For residential mortgage loans held for sale for which the fair value election has been made, fair value is estimated based upon mortgage-backed securities prices and spreads to those prices or, for certain ARM loans, DCF models that may incorporate the anticipated portfolio composition, credit spreads of asset-backed securities with similar collateral and market conditions. The anticipated portfolio composition includes the effect of interest rate spreads and discount rates due to loan characteristics such as the state in which the loan was originated, the loan amount and the ARM margin. Residential mortgage loans held for sale that are valued based on mortgage-backed securities prices are classified within Level 2 of the valuation hierarchy as the valuation is based on

154 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

external pricing for similar instruments. ARM loans classified as held for sale are also classified within Level 2 of the valuation hierarchy due to the use of observable inputs in the DCF model. These observable inputs include interest rate spreads from agency mortgage-backed securities market rates and observable discount rates.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At December 31, 2014 and 2013, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a warrant associated with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

The warrant allows the Bancorp to purchase approximately 20 million incremental nonvoting units in Vantiv Holding, LLC at an exercise price of $15.98 per unit and requires settlement under certain defined conditions involving change of control. The fair value of the warrant is calculated in conjunction with a third party valuation provider by applying Black-Scholes option valuation models using probability weighted scenarios which contain the following inputs: Vantiv, Inc. stock price, strike price per the Warrant Agreement and several unobservable inputs, such as expected term, expected volatility, and expected dividend rate.

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

The net fair value asset of the IRLCs at December 31, 2014 was $12 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $5 million and $9 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $5 million and $11 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $1 million and $2 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

155  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the year ended December 31, 2014 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value

Beginning balance	$1	92	8	336	$437
Total gains or losses (realized/unrealized):
Included in earnings	-	4	125	(7)	122
Purchases	-	-	(1)	-	(1)
Sales	(1)	-	-	-	(1)
Settlements	-	(17)	(122)	37	(102)
Transfers into Level 3(b)	-	29	-	-	29

Ending balance	$-	108	10	366	$484

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2014(c)	$-	4	13	(7)	$10

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the year ended December 31, 2013 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value

Beginning balance	$1	76	57	144	$278
Total gains or losses (realized/unrealized):
Included in earnings	-	(1)	59	175	233
Purchases	-	-	(2)	-	(2)
Settlements	-	(17)	(106)	17	(106)
Transfers into Level 3(b)	-	34	-	-	34

Ending balance	$1	92	8	336	$437

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2013(c)	$-	(1)	11	175	$185

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the year ended December 31, 2012 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	65	32	32	$130
Total gains or losses (realized/unrealized):
Included in earnings	-	-	418	22	440
Settlements	-	(15)	(393)	90	(318)
Transfers into Level 3(b)	-	26	-	-	26

Ending balance	$1	76	57	144	$278

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2012(c)	$-	-	233	22	$255

(a)

Net interest rate derivatives include derivative assets and liabilities of $12 and $2, respectively, as of December 31, 2014, $12 and $4, respectively as of December 31, 2013 and $60 and $3, respectively, as of December 31, 2012. Net equity derivatives include derivative assets and liabilities of $415 and $49, respectively, as of December 31, 2014, $384 and $48, respectively, as of December 31, 2013, and $177 and $33, respectively, as of December 31, 2012.

(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

156  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2014	2013	2012
Mortgage banking net revenue	$127	57	418
Corporate banking revenue	2	1	1
Other noninterest income	(7)	175	21
Total gains	$122	233	440

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at December 31, 2014, 2013 and 2012 were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2014	2013	2012
Mortgage banking net revenue	$16	10	233
Corporate banking revenue	1	-	1
Other noninterest income	(7)	175	21
Total gains	$10	185	255

The following tables present information as of December 31, 2014 and 2013 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a recurring basis:

As of December 31, 2014 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$ 108	Loss rate model	Interest rate risk factor	(7.2) - 17.7%	5.0%
			Credit risk factor	0 - 46.6%	1.8%
IRLCs, net	12	Discounted cash flow	Loan closing rates	8.8 - 86.7%	65.2%
Stock warrant associated with Vantiv Holding, LLC	415	Black-Scholes option valuation model	Expected term (years) Expected volatility(a)	2.0 - 14.5 22.9 - 32.2%	6.0 26.5%
			Expected dividend rate	-	-
Swap associated with the sale of Visa, Inc. Class B shares	(49)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2015 - 6/30/2020	NM

As of December 31, 2013 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Residential mortgage loans	$ 92	Loss rate model	Interest rate risk factor	(23.7) - 16.5%	2.3%
			Credit risk factor	0 - 63.4%	2.6%
IRLCs, net	11	Discounted cash flow	Loan closing rates	14.9 - 98.7%	68.5%
Stock warrant associated with Vantiv Holding, LLC	384	Black-Scholes option valuation model	Expected term (years) Expected volatility(a)	2.0 - 15.5 18.5 - 33.2%	5.1 25.4%
			Expected dividend rate	-	-
Swap associated with the sale of Visa, Inc. Class B shares	(48)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2014 - 12/31/2019	NM
(a)	Based on historical and implied volatilities of comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

157  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of December 31, 2014 and 2013, and for which a nonrecurring fair value adjustment was recorded during the years ended December 31, 2014 and 2013, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total Losses

As of December 31, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total	2014

Commercial loans held for sale(a)	$-	-	33	33	(12)
Residential mortgage loans held for sale	-	-	554	554	(87)
Commercial and industrial loans	-	-	456	456	(382)
Commercial mortgage loans	-	-	110	110	(36)
Commercial construction loans	-	-	23	23	(1)
MSRs	-	-	856	856	(65)
OREO	-	-	90	90	(26)
Bank premises			22	22	(20)

Total	$-	-	2,144	2,144	(629)

	Fair Value Measurements Using				Total Losses

As of December 31, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total	2013

Commercial loans held for sale(a)	$-	-	3	3	(7)
Commercial and industrial loans	-	-	443	443	(281)
Commercial mortgage loans	-	-	61	61	(41)
Commercial construction loans	-	-	16	16	(10)
MSRs	-	-	967	967	192
OREO	-	-	87	87	(45)
Bank premises	-	-	8	8	(6)
Private equity investment funds	-	-	181	181	(4)

Total	$-	-	1,766	1,766	(202)

(a)	Includes commercial nonaccrual loans held for sale.

The following tables present information as of December 31, 2014 and 2013 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of December 31, 2014 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Commercial loans held for sale	$33	Appraised value	Appraised value	NM	NM
			Cost to sell	NM	10.0%

Residential mortgage loans held for sale	554	Comparable transactions	Estimated sales proceeds from comparable transactions	NM	15.0%

Commercial and industrial loans	456	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	110	Appraised value	Collateral value	NM	NM

Commercial construction loans	23	Appraised value	Collateral value	NM	NM

MSRs	856	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 12.0% (Adjustable) 26.2%

			Discount rates	9.6 - 13.2%	(Fixed) 9.9% (Adjustable) 11.8%

OREO	90	Appraised value	Appraised value	NM	NM

Bank Premises	22	Appraised value	Appraised value	NM	NM

158  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Commercial loans held for sale	$ 3	Appraised value	Appraised value	NM	NM
			Cost to sell	NM	10.0%

Commercial and industrial loans	443	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	61	Appraised value	Collateral value	NM	NM

Commercial construction loans	16	Appraised value	Collateral value	NM	NM

MSRs	967	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 10.3% (Adjustable) 25.6%

			Discount rates	9.4 - 18.0%	(Fixed) 10.4% (Adjustable) 11.6%

OREO	87	Appraised value	Appraised value	NM	NM

Bank premises	8	Appraised value	Appraised value	NM	NM

Private equity investment funds	44(a)	Liquidity discount applied to fund’s net asset value	Liquidity discount	0-18.0%	3.0%

(a)

Includes funds the Bancorp will be prohibited from retaining after the July 21, 2016 end of the conformance period for the final rules, adopted under the BHCA, that implemented the provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly referred to as the Volcker Rule.

Commercial loans held for sale

During 2014 and 2013, the Bancorp transferred $28 million and $5 million, respectively, of commercial loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value. These loans had fair value adjustments in 2014 and 2013 totaling $10 million and $4 million, respectively, and were generally based on appraisals of the underlying collateral and were therefore, classified within Level 3 of the valuation hierarchy. Additionally, during 2014 and 2013 there were fair value adjustments on existing commercial loans held for sale of $2 million and $3 million, respectively. The fair value adjustments were also based on appraisals of the underlying collateral and were therefore classified within Level 3 of the valuation hierarchy. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement.

The Accounting Department determines the procedures for valuation of commercial HFS loans which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year old are updated and the Real Estate Valuation group, which reports to the Chief Risk Officer, in conjunction with the Commercial Line of Business review the third party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance Department, which reports to the Bancorp Chief Financial Officer, in conjunction with Accounting review all loan appraisal values, carrying values and vintages.

Residential mortgage loans held for sale

During 2014, the Bancorp transferred $720 million of restructured residential mortgage loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value using significant unobservable inputs. These loans had fair value adjustments in 2014 totaling $87 million. The fair value adjustments were based on estimated third-party valuations utilizing recent sales data from similar transactions. Broker opinion statements were also obtained as additional evidence to support the third-party valuations. The Treasury Department worked with the third-party advisor to estimate the fair value adjustments. The discounts taken were intended to represent the perspective of a market participant, considering among other things, required investor returns which include liquidity discounts reflected in similar bulk transactions. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement.

Commercial loans held for investment

During 2014 and 2013, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage and commercial construction loans held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized.

An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. The fair values and recognized impairment losses are reflected in the previous table. Commercial Credit Risk, which reports to the Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

MSRs

Mortgage interest rates decreased during the year ended December 31, 2014 and the Bancorp recognized temporary impairment in certain classes of the MSR portfolio and the carrying value was adjusted to the fair value. The Bancorp recognized a recovery of temporary impairment on servicing rights during the year ended December 31, 2013. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal DCF models with certain unobservable inputs, primarily prepayment speed assumptions, discount rates and weighted average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 11 for further information on the assumptions used in the valuation of the Bancorp’s MSRs. The Secondary Marketing Department and Treasury Department are responsible for determining the valuation methodology for MSRs. Representatives from Secondary Marketing, Treasury, Accounting and Risk Management are responsible for reviewing key assumptions used in the internal DCF model. Two external

159  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

valuations of the MSR portfolio are obtained from third parties that use valuation models in order to assess the reasonableness of the internal DCF model. Additionally, the Bancorp participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the MSR valuation process and the resulting MSR prices.

OREO

During 2014 and 2013, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses are primarily due to declines in real estate values of the properties recorded in OREO. For the years ended December 31, 2014 and 2013, these losses include $12 million and $19 million, respectively, recorded as charge-offs, on new OREO properties transferred from loans during the respective periods and $14 million and $26 million, respectively, recorded as negative fair value adjustments on OREO in other noninterest income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

The Real Estate Valuation department, which reports to the Chief Risk Officer, is solely responsible for managing the appraisal process and evaluating the appraisal for all commercial properties transferred to OREO. All appraisals on commercial OREO properties are updated on at least an annual basis.

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

Bank Premises

The Bancorp monitors consumer preferences for banking interactions and related customer behavior patterns in an effort to ensure that its retail distribution network is both responsive to such trends and efficient. As part of this ongoing assessment, the Bancorp determined that certain components of its Bank Premises would no longer be held for or used for their intended purposes and therefore these properties were written down to their lower of cost or market value. At least annually thereafter, the Bancorp will review these properties for market fluctuations. The fair value amounts were generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. For further information, refer to Note 7.

Private equity investment funds

The Volcker Rule, was approved by the respective federal agencies on December 10, 2013 and prohibits the Bancorp from retaining an interest in certain of its private equity fund investments. Therefore, while the Bancorp has not approved a formal plan to sell any of the private equity funds, the Bancorp has determined that it may be forced to sell certain of these funds prior to their scheduled redemption dates to comply with the Volcker Rule conformance period. As a result, the Bancorp has performed nonrecurring fair value measurements on a fund by fund basis to determine whether OTTI exists. The Bancorp estimated the fair value of a fund by using the net asset value reported by the fund manager, and in some cases, applying an estimated market discount to the reported net asset value of the fund. Because the length of time until the investment will become redeemable is generally not certain, these funds were classified within Level 3 of the valuation hierarchy. The Bancorp recognized $4 million of OTTI on its investments in private equity funds during 2013. The Bancorp recognized no OTTI on its investments in private equity funds during 2014. An adverse change in the reported net asset values or estimated market discounts where applicable, would result in a decrease in the fair value estimate. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The Bancorp’s private equity department, which reports to the Chief Operating Officer, in conjunction with Accounting, is responsible for preparing and reviewing the fair value estimates.

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

Fair value changes recognized in earnings for instruments held at December 31, 2014 and 2013 for which the fair value option was elected as well as the changes in fair value of the underlying IRLCs, included gains of $26 million and $20 million, respectively. These gains are reported in mortgage banking net revenue in the Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $2 million at both December 31, 2014 and 2013. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.

160  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference

December 31, 2014
Residential mortgage loans measured at fair value	$669	643	26
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	3	3	-

December 31, 2013
Residential mortgage loans measured at fair value	$982	962	20
Past due loans of 90 days or more	1	2	(1)
Nonaccrual loans	2	2	-

161  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total

As of December 31, 2014 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value

Financial assets:
Cash and due from banks	$3,091	3,091	-	-	3,091
Other securities	600	-	600	-	600
Held-to-maturity securities	187	-	-	187	187
Other short-term investments	7,914	7,914	-	-	7,914
Loans held for sale	700	-	-	700	700
Portfolio loans and leases:
Commercial and industrial loans	40,092	-	-	40,781	40,781
Commercial mortgage loans	7,259	-	-	6,878	6,878
Commercial construction loans	2,052	-	-	1,735	1,735
Commercial leases	3,675	-	-	3,426	3,426
Residential mortgage loans	12,177	-	-	12,249	12,249
Home equity	8,799	-	-	9,224	9,224
Automobile loans	12,004	-	-	11,748	11,748
Credit card	2,297	-	-	2,586	2,586
Other consumer loans and leases	405	-	-	414	414
Unallocated allowance for loan and lease losses	(106)	-	-	-	-

Total portfolio loans and leases, net	88,654	-	-	89,041	89,041

Financial liabilities:
Deposits	101,712	-	101,715	-	101,715
Federal funds purchased	144	144	-	-	144
Other short-term borrowings	1,556	-	1,561	-	1,561
Long-term debt	14,967	14,993	655	-	15,648

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2013 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value

Financial assets:
Cash and due from banks	$3,178	3,178	-	-	3,178
Other securities	751	-	751	-	751
Held-to-maturity securities	208	-	-	208	208
Other short-term investments	5,116	5,116	-	-	5,116
Loans held for sale	54	-	-	54	54
Portfolio loans and leases:
Commercial and industrial loans	38,549	-	-	39,804	39,804
Commercial mortgage loans	7,854	-	-	7,430	7,430
Commercial construction loans	1,013	-	-	856	856
Commercial leases	3,572	-	-	3,261	3,261
Residential mortgage loans	12,399	-	-	11,541	11,541
Home equity	9,152	-	-	9,181	9,181
Automobile loans	11,961	-	-	11,748	11,748
Credit card	2,202	-	-	2,380	2,380
Other consumer loans and leases	348	-	-	361	361
Unallocated allowance for loan and lease losses	(110)	-	-	-	-

Total portfolio loans and leases, net	86,940	-	-	86,562	86,562

Financial liabilities:
Deposits	99,275	-	99,288	-	99,288
Federal funds purchased	284	284	-	-	284
Other short-term borrowings	1,380	-	1,380	-	1,380
Long-term debt	9,633	9,645	577	-	10,222

Cash and due from banks, other securities, other short-term investments, deposits, federal funds purchased and other short-term borrowings

For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, FHLB and FRB restricted stock, other short-term investments, certain deposits (demand, interest checking, savings, money market and foreign office deposits), federal funds purchased, and other short-term borrowings excluding FHLB borrowings. Fair values for other time deposits, certificates of deposit $100,000 and over and FHLB borrowings were estimated using a DCF calculation that applies prevailing LIBOR/swap interest rates and a spread for new issuances with similar terms.

162  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Held-to-maturity securities

The Bancorp’s held-to-maturity securities are primarily composed of instruments that provide income tax credits as the economic return on the investment. The fair value of these instruments is estimated based on current U.S. Treasury tax credit rates.

Loans held for sale

Fair values for commercial loans held for sale were valued based on executable bids when available, or on DCF models incorporating appraisals of the underlying collateral, as well as assumptions about investor return requirements and amounts and timing of expected cash flows. Fair values for residential mortgage loans held for sale were valued based on estimated third-party valuations utilizing recent sales data from similar transactions. Broker opinion statements were also obtained as additional evidence to support the third-party valuations. Fair values for other consumer loans held for sale were based on contractual values upon which the loans may be sold to a third party, and approximate their carrying value.

Portfolio loans and leases, net

Fair values were estimated by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics, similar remaining maturities, prepayment speeds and loss severities.

Long-term debt

Fair value of long-term debt was based on quoted market prices, when available, or a DCF calculation using LIBOR/swap interest rates and, in some cases, Fifth Third credit and/or debt instrument spreads for new issuances with similar terms.

163  Fifth Third Bancorp

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

The Bancorp’s banking subsidiary must maintain cash reserve balances when total reservable deposit liabilities are greater than the regulatory exemption. These reserve requirements may be satisfied with vault cash and balances on deposit with the FRB. In 2014 and 2013, the banking subsidiary was required to maintain average cash reserve balances of $1.7 billion and $1.6 billion, respectively.

The Board of Governors of the Federal Reserve System issued capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC and in analyzing applications to it under the BHCA of 1956, as amended. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items, as well as define and set minimum regulatory capital requirements. All bank holding companies are required to maintain Tier I capital (core capital) of at least four percent of risk-weighted assets (Tier I risk-based capital ratio), total capital (Tier I plus Tier II capital) of at least eight percent of risk-weighted assets (Total risk-based capital ratio), and Tier I capital of at least three percent of adjusted quarterly average assets (Tier I leverage ratio). Failure to meet the minimum capital requirements can initiate certain actions by regulators that could have a direct material effect on the Consolidated Financial Statements of the Bancorp.

Tier I capital consists principally of shareholders’ equity including Tier I qualifying TruPS. It excludes unrealized gains and losses on available-for-sale securities and unrecognized pension actuarial gains and losses and prior service cost, goodwill, certain other intangibles and unrealized gains and losses on cash flow hedges. The revised regulatory capital rules known as Basel III will phase out the inclusion of certain TruPS as a component of Tier I capital when the rules become effective for the Bancorp beginning

January 1, 2015. Under these provisions, these TruPS would qualify as a component of Tier II capital. At December 31, 2014, the Bancorp’s Tier I capital included $60 million of TruPS representing approximately 5 bps of risk-weighted assets. Tier II capital consists principally of term subordinated debt and, subject to limitations, allowances for credit losses.

Assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk categories, according to the obligor, guarantor or nature of collateral. The aggregate dollar value of the amount of each category is multiplied by the associated risk weighting of that category. The resulting weighted values from each of the risk categories in sum is the total risk-weighted assets. Quarterly average assets for this purpose do not include goodwill and any other intangible assets and other investments that the FRB determines should be deducted from Tier I capital.

The Board of Governors of the Federal Reserve System issued capital adequacy guidelines for banking subsidiaries substantially similar to those adopted for bank holding companies, as described previously. In addition, the federal banking agencies have issued substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank generally shall be deemed to be well-capitalized if it has a Total risk-based capital ratio of 10% or more, a Tier I risk-based capital ratio of six percent or more, a Tier I leverage ratio of five percent or more and is not subject to any written capital order or directive. If an institution becomes undercapitalized, it would become subject to significant additional oversight, regulations and requirements as mandated by the FDIA.

The Bancorp and its banking subsidiary, Fifth Third Bank, had Tier I risk-based capital, Total risk-based capital and Tier I leverage ratios above the well-capitalized levels at December 31, 2014 and 2013. As of December 31, 2014, the most recent notification from the FRB categorized the Bancorp and its banking subsidiary as well-capitalized under the regulatory framework for prompt corrective action. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s banking subsidiary must, among other things, maintain “well-capitalized” capital ratios.

The following table presents capital and risk-based capital and leverage ratios for the Bancorp and its banking subsidiary at December 31:

	2014		2013

($ in millions)	Amount	Ratio	Amount	Ratio

Tier I risk-based capital (to risk-weighted assets):
Fifth Third Bancorp (Consolidated)	$12,764	10.83%	$12,094	10.43%
Fifth Third Bank	13,760	11.85	13,245	11.59
Total risk-based capital (to risk-weighted assets):
Fifth Third Bancorp (Consolidated)	16,895	14.33	16,431	14.17
Fifth Third Bank	15,213	13.10	14,785	12.94
Tier I leverage (to average assets):
Fifth Third Bancorp (Consolidated)	12,764	9.66	12,094	9.73
Fifth Third Bank	13,760	10.58	13,245	10.83

164  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Income (Parent Company Only)
For the years ended December 31 ($ in millions)	2014	2013	2012
Income
Dividends from subsidiaries:
Consolidated bank subsidiaries(a)	$-	-	-
Consolidated nonbank subsidiary	1,094	859	1,959
Interest on loans to subsidiaries	14	14	17
Total income	1,108	873	1,976

Expenses
Interest	163	178	215
Other	17	36	61
Total expenses	180	214	276

Income Before Income Taxes and Change in Undistributed Earnings of Subsidiaries	928	659	1,700
Applicable income tax benefit	62	74	96
Income Before Change in Undistributed Earnings of Subsidiaries	990	733	1,796
Change in undistributed earnings	491	1,103	(220)
Net Income	$1,481	1,836	1,576

(a)     The Bancorp’s indirect banking subsidiary paid dividends to the Bancorp’s direct nonbank subsidiary holding company of $1.1 billion, $859 million and $2.0 billion for the years ended December 31, 2014, 2013 and 2012, respectively.

Condensed Statements of Comprehensive Income (Parent Company Only) For the years ended December 31 ($ in millions)	2014	2013	2012
Net income	$1,481	1,836	1,576
Other comprehensive income, net of tax:
Unrealized gains on cash flow hedge derivatives	-	-	3
Other comprehensive income	-	-	3
Comprehensive income attributable to Parent	$1,481	1,836	1,579

165  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Balance Sheets (Parent Company Only)
As of December 31 ($ in millions)	2014	2013
Assets
Cash	$-	-
Short-term investments	3,189	2,505
Loans to subsidiaries:
Bank subsidiaries	-	-
Nonbank subsidiaries	984	974
Total loans to subsidiaries	984	974
Investment in subsidiaries
Nonbank subsidiaries	17,186	16,254
Total investment in subsidiaries	17,186	16,254
Goodwill	80	80
Other assets	451	323
Total Assets	$21,890	20,136
Liabilities
Other short-term borrowings	426	311
Accrued expenses and other liabilities	405	442
Long-term debt (external)	5,394	4,757
Total Liabilities	6,225	5,510
Shareholders’ Equity
Common stock	2,051	2,051
Preferred stock	1,331	1,034
Capital surplus	2,646	2,561
Retained earnings	11,141	10,156
Accumulated other comprehensive income	429	82
Treasury stock	(1,972)	(1,295)
Noncontrolling interests	39	37
Total Equity	15,665	14,626
Total Liabilities and Equity	$21,890	20,136

Condensed Statements of Cash Flows (Parent Company Only)
For the years ended December 31 ($ in millions)	2014	2013	2012
Operating Activities
Net income	$1,481	1,836	1,576
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit from) provision for deferred income taxes	(1)	(1)	2
Net change in undistributed earnings	(491)	(1,103)	220
Net change in:
Other assets	8	13	57
Accrued expenses and other liabilities	(40)	(28)	18
Net Cash Provided by Operating Activities	957	717	1,873
Investing Activities
Net change in:
Short-term investments	(684)	976	107
Loans to subsidiaries	(10)	47	11
Net Cash (Used in) Provided by Investing Activities	(694)	1,023	118
Financing Activities
Net change in other short-term borrowings	115	(255)	(89)
Proceeds from issuance of long-term debt	499	750	500
Repayment of long-term debt	-	(1,500)	(1,440)
Dividends paid on common shares	(423)	(393)	(309)
Dividends paid on preferred shares	(67)	(37)	(35)
Issuance of preferred stock	297	1,034	-
Repurchases of treasury shares and related forward contracts	(654)	(1,320)	(650)
Other, net	(30)	(19)	(18)
Net Cash Used in Financing Activities	(263)	(1,740)	(2,041)
Net Decrease in Cash	-	-	(50)
Cash at Beginning of Year	-	-	50
Cash at End of Year	$-	-	-

166  Fifth Third Bancorp

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

The results of operations and financial position for the years ended December 31, 2013 and 2012 were adjusted to reflect the transfer of certain customers and Bancorp employees from Branch Banking to Commercial Banking, effective January 1, 2014. In addition, the 2013 and 2012 balances were adjusted to reflect a change in internal allocation methodology.

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,302 full-service Banking Centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

Consumer Lending includes the Bancorp’s mortgage, home equity, automobile and other indirect lending activities. Direct lending activities include the origination, retention and servicing of mortgage and home equity loans or lines of credit, sales and securitizations of those loans, pools of loans or lines of credit, and all associated hedging activities. Indirect lending activities include extending loans to consumers through correspondent lenders and automobile dealers.

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

167  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results of operations and assets by segment for each of the three years ended December 31 are:

2014 ($ in millions)	Commercial Banking	Branch Banking		Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total
Net interest income	$1,652	1,546		257	121	3	-		3,579
Provision for loan and lease losses	235	181		156	3	(260)	-		315
Net interest income after provision for loan and lease losses	1,417	1,365		101	118	263	-		3,264
Noninterest income:
Service charges on deposits	286	272		-	2	-	-		560
Corporate banking revenue	429	4		-	2	(5)	-		430
Investment advisory revenue	3	152		-	397	1	(146	) (a)	407
Mortgage banking net revenue	-	5		304	1	-	-		310
Card and processing revenue	64	226		-	5	-	-		295
Other noninterest income	105	61	(b)	42	3	239	-		450
Securities gains, net	-	-		-	-	21	-		21
Securities gains, net - non-qualifying hedges on mortgage servicing rights	-	-		-	-	-	-		-
Total noninterest income	887	720		346	410	256	(146)		2,473
Noninterest expense:
Salaries, wages and incentives	259	421		95	136	538	-		1,449
Employee benefits	47	116		27	26	118	-		334
Net occupancy expense	26	187		8	9	83	-		313
Technology and communications	10	4		2	-	196	-		212
Card and processing expense	8	133		-	-	-	-		141
Equipment expense	10	59		-	-	52	-		121
Other noninterest expense	959	631		420	274	(999)	(146)		1,139
Total noninterest expense	1,319	1,551		552	445	(12)	(146)		3,709
Income (loss) before income taxes	985	534		(105)	83	531	-		2,028
Applicable income tax expense (benefit)	166	188		(37)	29	199	-		545
Net income (loss)	819	346		(68)	54	332	-		1,483
Less: Net income attributable to noncontrolling interests	-	-		-	-	2	-		2
Net income (loss) attributable to Bancorp	819	346		(68)	54	330	-		1,481
Dividends on preferred stock	-	-		-	-	67	-		67
Net income (loss) available to common shareholders	$819	346		(68)	54	263	-		1,414
Total goodwill	$613	1,655		-	148	-	-		2,416
Total assets	$56,871	50,920		22,554	10,443	(2,082)	-		138,706
(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.
(b)	Includes an impairment charge of $20 for branches and land. For more information refer to Note 7 and Note 27 of the Notes to Consolidated Financial Statements.

168  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 ($ in millions)	Commercial Banking	Branch Banking		Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total
Net interest income	$1,592	1,356		312	154	147	-		3,561
Provision for loan and lease losses	194	210		92	2	(269)	-		229
Net interest income after provision for loan and lease losses	1,398	1,146		220	152	416	-		3,332
Noninterest income:
Service charges on deposits	267	279		-	3	-	-		549
Corporate banking revenue	392	7		-	3	(2)	-		400
Investment advisory revenue	5	148		-	384	-	(144	) (a)	393
Mortgage banking net revenue	-	12		687	1	-	-		700
Card and processing revenue	60	207		-	5	-	-		272
Other noninterest income	94	87	(b)	45	10	643	-		879
Securities gains, net	-	-		3	-	18	-		21
Securities gains, net - non-qualifying hedges on mortgage servicing rights	-	-		13	-	-	-		13
Total noninterest income	818	740		748	406	659	(144)		3,227
Noninterest expense:
Salaries, wages and incentives	261	429		175	134	582	-		1,581
Employee benefits	49	118		40	25	125	-		357
Net occupancy expense	25	183		8	10	81	-		307
Technology and communications	11	4		1	-	188	-		204
Card and processing expense	8	125		-	-	1	-		134
Equipment expense	4	58		1	-	51	-		114
Other noninterest expense	877	656		460	284	(869)	(144)		1,264
Total noninterest expense	1,235	1,573		685	453	159	(144)		3,961
Income before income taxes	981	313		283	105	916	-		2,598
Applicable income tax expense	167	109		100	37	359	-		772
Net income	814	204		183	68	557	-		1,826
Less: Net income attributable to noncontrolling interests	-	-		-	-	(10)	-		(10)
Net income attributable to Bancorp	814	204		183	68	567	-		1,836
Dividends on preferred stock	-	-		-	-	37	-		37
Net income available to common shareholders	$814	204		183	68	530	-		1,799
Total goodwill	$613	1,655		-	148	-	-		2,416
Total assets	$55,081	47,221		22,610	10,711	(5,180)	-		130,443
(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.
(b)	Includes an impairment charge of $6 for branches and land.

169  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 ($ in millions)	Commercial Banking	Branch Banking		Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total
Net interest income	$1,533	1,261		314	117	370	-		3,595
Provision for loan and lease losses	249	268		176	10	(400)	-		303
Net interest income after provision for loan and lease losses	1,284	993		138	107	770	-		3,292
Noninterest income:
Service charges on deposits	251	268		-	3	-	-		522
Corporate banking revenue	402	8		-	3	-	-		413
Investment advisory revenue	6	129		-	366	-	(127	) (a)	374
Mortgage banking net revenue	-	14		830	1	-	-		845
Card and processing revenue	54	195		-	4	-	-		253
Other noninterest income	61	85	(b)	42	19	367	-		574
Securities gains, net	-	-		1	-	14	-		15
Securities gains, net - non-qualifying hedges on mortgage servicing rights	-	-		3	-	-	-		3
Total noninterest income	774	699		876	396	381	(127)		2,999
Noninterest expense:
Salaries, wages and incentives	257	420		192	136	602	-		1,607
Employee benefits	47	117		39	25	143	-		371
Net occupancy expense	24	184		8	11	75	-		302
Technology and communications	10	3		1	-	182	-		196
Card and processing expense	5	115		-	-	1	-		121
Equipment expense	2	54		1	1	52	-		110
Other noninterest expense	842	576		429	264	(610)	(127)		1,374
Total noninterest expense	1,187	1,469		670	437	445	(127)		4,081
Income before income taxes	871	223		344	66	706	-		2,210
Applicable income tax expense	157	79		121	23	256	-		636
Net income	714	144		223	43	450	-		1,574
Less: Net income attributable to noncontrolling interests	-	-		-	-	(2)	-		(2)
Net income attributable to Bancorp	714	144		223	43	452	-		1,576
Dividends on preferred stock	-	-		-	-	35	-		35
Net income available to common shareholders	$714	144		223	43	417	-		1,541
Total goodwill	$613	1,655		-	148	-	-		2,416
Total assets	$51,392	46,157		24,657	9,212	(9,524)	-		121,894
(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.
(b)	Includes an impairment charge of $21 for branches and land.

31. SUBSEQUENT EVENT

On January 22, 2015, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 8,542,713 shares, or approximately $180 million, of its outstanding common stock on January 27, 2015. The Bancorp repurchased the shares of its common stock as part of its Board approved 100 million share repurchase program previously announced on March 18, 2014. The Bancorp expects the settlement of the transaction to occur on or before April 23, 2015.

170  Fifth Third Bancorp

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☒  Accelerated filer  ☐  Non-accelerated filer  ☐  (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒

There were 814,765,191 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2015. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $17,964,278,097 as of June 30, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (SEC) with respect to annual reports on Form 10-K and annual reports to shareholders. The Bancorp’s Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.

Only those sections of this 2014 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the Registrant’s Form 10-K for the year ended December 31, 2014. No other information contained in this 2014 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the Registrant’s Form 10-K.

10-K Cross Reference Index

PART I
Item 1.	Business	16-20, 172-179
	Employees	41
	Segment Information	43-49, 167-170
	Average Balance Sheets	37
	Analysis of Net Interest Income and Net Interest Income Changes	36-38
	Investment Securities Portfolio	53-54, 101-102
	Loan and Lease Portfolio	52-53, 103-104
	Risk Elements of Loan and Lease Portfolio	57-73
	Deposits	54-56
	Return on Equity and Assets	15
	Short-term Borrowings	56, 127
Item 1A.	Risk Factors	27-35
Item 1B.	Unresolved Staff Comments	None
Item 2.	Properties	180
Item 3.	Legal Proceedings	134-135
Item 4.	Mine Safety Disclosures	N/A
	Executive Officers of the Bancorp	180
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	181
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-82
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	73-76
Item 8.	Financial Statements and Supplementary Data	85-170
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A.	Controls and Procedures	83
Item 9B.	Other Information	None
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	183
Item 11.	Executive Compensation	183
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	147-150, 183
Item 13.	Certain Relationships and Related Transactions, and Director Independence	183
Item 14.	Principal Accounting Fees and Services	183
PART IV
Item 15.	Exhibits, Financial Statement Schedules	183-185
SIGNATURES		186

171  Fifth Third Bancorp

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

PART I

ITEM 1.    BUSINESS

General Information

The Bancorp, an Ohio corporation organized in 1975, is a bank holding company (“BHC”) as defined by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is registered as such with the Board of Governors of the Federal Reserve System (the “FRB”). The Bancorp’s principal office is located in Cincinnati, Ohio.

The Bancorp’s subsidiaries provide a wide range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and leases. Fifth Third Bank has deposit insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund. Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of subsidiaries of the Bancorp as of December 31, 2014.

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

Regulation and Supervision

In addition to the generally applicable state and federal laws governing businesses and employers, the Bancorp and its banking subsidiary are subject to extensive regulation by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the business of the Bancorp and its banking subsidiary are subject to specific requirements or restrictions and general regulatory oversight. The

172  Fifth Third Bancorp

principal objectives of state and federal banking laws and regulations and the supervision, regulation and examination of banks and their parent companies (such as the Bancorp) by bank regulatory agencies are the maintenance of the safety and soundness of financial institutions, maintenance of the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the specific protection of shareholders of a bank or the parent company of a bank. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

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

The federal and state laws and regulations that are applicable to banks and to BHCs regulate, among other matters, the scope of their business, their activities, their investments, capital and liquidity levels, their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, amount of and collateral for certain loans, and the amount of interest that may be charged on loans as applicable. Various federal and state consumer laws and regulations also affect the services provided to consumers.

The Bancorp and/or its subsidiary are required to file various reports with, and is subject to examination by regulators, including the FRB and the Division. The FRB, Division and the CFPB have the authority to issue orders BHCs and/or banks to cease and desist from certain banking practices and violations of conditions imposed by, or violations of agreements with, the FRB, Division and CFPB. Certain of the Bancorp’s and/or its banking subsidiary regulators are also empowered to assess civil money penalties against companies or individuals in certain situations, such as when there is a violation of a law or regulation. Applicable state and federal laws also grant certain regulators the authority to impose additional requirements and restrictions on the activities of the Bancorp and or its banking subsidiary and, in some situations, the imposition of such additional requirements and restrictions will not be publicly available information.

Acquisitions

The BHCA requires the prior approval of the FRB for a BHC to acquire substantially all the assets of a bank or to acquire direct or indirect ownership or control of more than 5% of any class of the voting shares of any bank, BHC or savings association, or to increase any such non-majority ownership or control of any bank, BHC or savings association, or to merge or consolidate with any BHC.

The BHCA prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of any class of the voting shares of a company that is not a bank or a BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its banking subsidiaries, except that it may engage in and may own shares of companies engaged in certain activities the FRB has determined to be so closely related to banking or managing or controlling banks as to be proper incident thereto.

Financial Holding Companies

The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits a qualifying BHC to become a financial holding company (“FHC”) and thereby to engage directly or indirectly in a broader range of activities than those permitted for a BHC under the BHCA. Permitted activities for a FHC include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complementary” to financial activities. In addition, a FHC is allowed to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB. A BHC may elect to become a FHC if each of its banking subsidiaries is well capitalized, is well managed and has at least a “Satisfactory” rating under the Community Reinvestment Act (“CRA”). The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) also extended the well capitalized and well managed requirement to the BHC. In 2000, the Bancorp elected and qualified for FHC status under the GLBA. To maintain FHC status, a holding company must continue to meet certain requirements. The failure to meet such requirements could result in material restrictions on the activities of the FHC and may also adversely affect the FHC’s ability to enter into certain transactions or obtain necessary approvals in connection therewith, as well as loss of FHC status. If restrictions are imposed on the activities of an FHC, such information may not necessarily be available to the public.

Dividends

The Bancorp depends in part upon dividends received from its direct and indirect subsidiaries, including its indirect banking subsidiary, to fund its activities, including the payment of dividends. The Bancorp and its banking subsidiary are subject to various federal and state restrictions on their ability to pay dividends. The FRB has authority to prohibit BHCs from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for BHCs to pay dividends unless a BHC’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. The ability to pay dividends may be further limited by provisions of the DFA and implanting regulations (see “Regulatory Reform”).

Source of Strength

Under long-standing FRB policy and now as codified in the DFA, a BHC is expected to act as a source of financial and managerial strength to each of its banking subsidiaries and to commit resources to their support. This support may be required at times when the BHC may not have the resources to provide it.

FDIC Assessments

As contemplated by the DFA the FDIC has revised the framework by which insured depository institutions with more than $10 billion in assets (“large IDIs”) are assessed for purposes of payments to the Deposit Insurance Fund (the “DIF”). The final rule implementing revisions to the assessment system took effect for the quarter beginning April 1, 2011.

173  Fifth Third Bancorp

Prior to the passage of the DFA, a large IDI’s DIF premiums principally were based on the size of an IDI’s domestic deposit base. The DFA changed the assessment base from a large IDI’s domestic deposit base to its total assets less tangible equity. In addition to potentially greatly increasing the size of a large IDI’s assessment base, the expansion of the assessment base affords the FDIC much greater flexibility to vary its assessment system based upon the different asset classes that large IDIs normally hold on their balance sheets.

To implement this provision, the FDIC created an assessment scheme vastly different from the deposit-based system. Under the new system, large IDIs are assessed under a complex “scorecard” methodology that seeks to capture both the probability that an individual large IDI will fail and the magnitude of the impact on the DIF if such a failure occurs.

Transactions with Affiliates

Sections 23A and 23B of the Federal Reserve Act, restrict transactions between a bank and its affiliates (as defined in Sections 23A and 23B of the Federal Reserve Act), including a parent BHC. The Bancorp’s banking subsidiary is subject to certain restrictions, including but not limited to restrictions on loans to its affiliates, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on their behalf. Among other things, these restrictions limit the amount of such transactions, require collateral in prescribed amounts for extensions of credit, prohibit the purchase of low quality assets and require that the terms of such transactions be substantially equivalent to terms of comparable transactions with non-affiliates. Generally, the Bancorp’s banking subsidiary is limited in its extension of credit to any affiliate to 10% of the banking subsidiary’s capital stock and surplus and its extension of credit to all affiliates to 20% of the banking subsidiary’s capital stock and surplus.

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

Capital

The FRB has established capital guidelines for BHCs and FHCs. The FRB, the Division and the FDIC have also issued regulations establishing capital requirements for banks. Failure to meet capital requirements could subject the Bancorp and its banking subsidiary to a variety of restrictions and enforcement actions. In addition, as discussed previously, the Bancorp and its banking subsidiary must remain well capitalized and well managed for the Bancorp to retain its status as a FHC. See the “Regulatory Reform” section for additional information on capital requirements impacting the Bancorp.

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

174  Fifth Third Bancorp

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

Regulatory Reform

On July 21, 2010, President Obama signed into law the DFA, which is aimed, in part, at accountability and transparency in the financial system and includes numerous provisions that apply to and/or could impact the Bancorp and its banking subsidiary. The DFA implements changes that, among other things, affect the oversight and supervision of financial institutions, provide for a new resolution procedure for large financial companies, create a new agency responsible for implementing and enforcing compliance with consumer financial laws, introduce more stringent regulatory capital requirements, effect significant changes in the regulation of over-the-counter derivatives, reform the regulation of credit rating agencies, implement changes to corporate governance and executive compensation practices, incorporate requirements on proprietary trading and investing in certain funds by financial institutions (known as the “Volcker Rule”), require registration of advisers to certain private funds, and effect significant changes in the securitization market. Not all the rules required or expected to be implemented under the DFA have been proposed or adopted, and certain of the rules that have been proposed or adopted under the DFA are subject to phase-in or transitional periods. The implication of the DFA for the Bancorp and its banking subsidiary continue to depend in large part upon the implementation of the legislation by the FRB and other agencies. Set forth below is a discussion of some of the major sections of the DFA and implementing regulations that have or could have a substantial impact on the Bancorp and its banking subsidiary. Due to the volume of regulations required by the DFA, not all proposed or final regulations that may have an impact on the Bancorp or its banking subsidiary are necessarily discussed.

Financial Stability Oversight Council

The DFA created the Financial Stability Oversight Council (“FSOC”), which is chaired by the Secretary of the Treasury and composed of expertise from various financial services regulators. The FSOC has responsibility for identifying risks and responding to emerging threats to financial stability. On March 15, 2012, the Department of Treasury issued an interim final rule to establish an assessment schedule for the collection of fees from BHCs and foreign banks with at least $50 billion in assets to cover the expenses of the Office of Financial Research and FSOC. The fees would also cover certain expenses incurred by the FDIC. The Bancorp paid approximately $1 million for the assessment periods from October 1, 2013 through March 31, 2015.

On August 16, 2013, the FRB also adopted a final rule to implement an assessment provision under the DFA equal to the expense and the FRB estimates are necessary or appropriate to supervise and regulate BHCs with $50 billion or more in assets.

The Bancorp paid approximately $3 million for the 2014 annual assessment period under the FRB’s rule.

Executive Compensation

The DFA provides for a say on pay for shareholders of all public companies. Under the DFA, each company must give its shareholders the opportunity to vote on the compensation of its executives at least once every three years. The DFA also adds disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions. The SEC adopted rules finalizing these say on pay provisions in January 2011.

Pursuant to the DFA, in June 2012, the SEC adopted a final rule directing the stock exchanges to prohibit listing classes of equity securities if a company’s compensation committee members are not independent. The rule also provides that a company’s compensation committee may only select a compensation consultant, legal counsel or other advisor after taking into consideration factors to be identified by the SEC that affect the independence of a compensation consultant, legal counsel or other advisor.

The SEC is required under the DFA to issue rules obligating companies to disclose in proxy materials for annual meetings of shareholders information that shows the relationship between executive compensation actually paid to their named executive officers and their financial performance, taking into account any change in the value of the shares of a company’s stock and dividends or distributions. The DFA also requires the SEC to propose rules requiring companies to disclose the ratio of the compensation of its chief executive officer to the median compensation of its employees. The SEC proposed rules implementing the pay ratio provisions in September 2013.

The DFA provides that the SEC must issue rules directing the stock exchanges to prohibit listing any security of a company unless the company develops and implements a policy providing for disclosure of the policy of the company on incentive-based compensation that is based on financial information required to be reported under the securities laws and that, in the event the company is required to prepare an accounting restatement due to the material noncompliance of the company with any financial reporting requirement under the securities laws, the company will recover from any current or former executive officer of the company who received incentive-based compensation during the three-year period preceding the date on which the company is required to prepare the restatement based on the erroneous data, any exceptional compensation above what would have been paid under the restatement.

The DFA requires the SEC to adopt a rule to require that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member.

Corporate Governance

The DFA clarifies that the SEC may, but is not required to promulgate rules that would require that a company’s proxy materials include a nominee for the board of directors submitted by a shareholder. Although the SEC promulgated rules to accomplish this, these rules were invalidated by a federal appeals court decision. The SEC has said that they will not challenge the

175  Fifth Third Bancorp

ruling, but has not ruled out the possibility that new rules could be proposed.

The DFA requires stock exchanges to have rules prohibiting their members from voting securities that they do not beneficially own (unless they have received voting instructions from the beneficial owner) with respect to the election of a member of the board of directors (other than an uncontested election of directors of an investment company registered under the Investment Company Act of 1940), executive compensation or any other significant matter, as determined by the SEC by rule.

Credit Ratings

The DFA includes a number of provisions that are targeted at improving the reliability of credit ratings. In August of 2014 the SEC adopted new requirements for credit rating agencies to enhance governance, protect against conflicts of interest, and increase transparency to improve the quality of credit rating agency accountability.

Consumer Issues

The DFA created a new bureau, the CFPB, which has the authority to implement regulations pursuant to numerous consumer protection laws and has supervisory authority, including the power to conduct examination and take enforcement actions, with respect to depository institutions with more than $10 billion in consolidated assets. The CFPB also has authority, with respect to consumer financial services to, among other things, restrict unfair, deceptive or abusive acts or practices, enforce laws that prohibit discrimination and unfair treatment and to require certain consumer disclosures.

Debit Card Interchange Fees

The DFA provides for a set of new rules requiring that interchange transaction fees for electric debit transactions be “reasonable” and proportional to certain costs associated with processing the transactions. The FRB was given authority to, among other things, establish standards for assessing whether interchange fees are reasonable and proportional. In June 2011, the FRB issued a final rule establishing certain standards and prohibitions pursuant to the DFA, including establishing standards for debit card interchange fees and allowing for an upward adjustment if the issuer develops and implements policies and procedures reasonably designed to prevent fraud. The provisions regarding debit card interchange fees and the fraud adjustment became effective October 1, 2011. The rules impose requirements on the Bancorp and its banking subsidiary and may negatively impact our revenues and results of operations. On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the FRB’s rule concerning electronic debit card transaction fees and network exclusivity arrangements (the “Current Rule”) that were adopted to implement Section 1075 of the DFA, known as the Durbin Amendment. The Court held that, in adopting the Current Rule, the FRB violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore the Current Rule’s maximum permissible fees were too high. In addition, the Court held that the Current Rule’s network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The Court vacated the Current Rule, but stayed its ruling to provide the FRB an opportunity to replace the invalidated portions. The FRB appealed this decision and on March 21, 2014, the D.C. Circuit Court of Appeals reversed the

District Court’s grant of summary judgment and remanded the case for further proceedings in accordance with its opinion. The merchants have filed a petition for writ of certiorari to the U.S. Supreme Court. However, on January 20, 2015, the U.S. Supreme Court declined to hear an appeal of the Circuit Court reversal, thereby largely upholding the Current Rule and substantially reducing uncertainty surrounding debit card interchange fees the Bancorp is permitted to charge. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for further information regarding the Bancorp’s debit card interchange revenue.

FDIC Matters and Resolution Planning

Title II of the DFA creates an orderly liquidation process that the FDIC can employ for failing systemically important financial companies. Additionally, the DFA also codifies many of the temporary changes that had already been implemented, such as permanently increasing the amount of deposit insurance to $250,000.

In January 2012, the FDIC issued a final rule that requires an insured depository institution with $50 billion or more in total assets to submit periodic contingency plans to the FDIC for resolution in the event of the institution’s failure. The rule became effective in January 2012; however, submission of plans are staggered over a period of time. The Bancorp’s banking subsidiary is subject to this rule and submitted its most recent resolution plan pursuant to this rule as of December 31, 2014.

In October 2011, the FRB and FDIC issued a final rule implementing the resolution planning requirements of Section 165(d) of the DFA. The final rule requires BHCs with assets of $50 billion or more and nonbank financial firms designated by FSOC for supervision by the FRB to annually submit resolution plans to the FDIC and FRB. Each plan shall describe the company’s strategy for rapid and orderly resolution in bankruptcy during times of financial distress. Under the final rule, companies must submit their initial resolution plans on a staggered basis. The Bancorp submitted its most recent resolution plan pursuant to this rule as of December 31, 2014.

Proprietary Trading and Investing in Certain Funds

The DFA sets forth new restrictions on banking organizations’ ability to engage in proprietary trading and sponsors of or invest in private equity and hedge funds (the “Volcker Rule”). The final regulations implementing the Volcker Rule (“Final Rules”) were adopted on December 10, 2013. The Volcker Rule generally prohibits any banking entity from (i) engaging in short-term proprietary trading for its own account and (ii) sponsoring or acquiring any ownership interest in a private equity or hedge fund. The Volcker Rule and Final Rules contain a number of exceptions. The Volcker Rule permits transactions in the securities of the U.S. government and its agencies, certain government-sponsored enterprises and states and their political subdivisions, as well as certain investments in small business investment companies. Transactions on behalf of customers and in connection with certain underwriting and market making activities, as well as risk-mitigating hedging activities and certain foreign banking activities are also permitted. The Final Rules exclude certain funds from the prohibition on fund ownership and sponsorship including wholly-owned subsidiaries, joint ventures, and acquisitions vehicles, as well as SEC registered investment companies. De minimis ownership of private equity or hedge funds is also permitted under the Final Rules. In addition to the general prohibition on sponsorship and investment, the Volcker rule contains additional requirements applicable to any private equity or hedge fund that is sponsored by the banking entity or for

176  Fifth Third Bancorp

which it serves as investment manager or investment advisor. The Bancorp is required under the Final Rules to demonstrate that it has a Volcker Rule compliance program. In connection with the issuance of the Final Rules, the Federal Reserve extended the conformance period generally until July 21, 2015. The Final Rules became effective April 2014 and in December 2014, the FRB extended the compliance period through July 2016 for investments in and relationships with such covered funds that were in place prior to December 31, 2013, and indicated that it intends to further extend the compliance period for such investments through July 2017. Further, with respect to covered funds that are “illiquid funds”, the FRB has the authority to grant up to five more years for the Bancorp to conform to the final Volcker Rule with respect to such illiquid funds.

Derivatives

Title VII of the DFA includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. In 2014, Fifth Third Bank registered as a swap dealer with the CFTC and became subject to new substantive requirements, including real time trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading of all standardized swaps designated by the relevant regulatory agencies as required to be cleared. As with the Volcker Rule, Fifth Third Bank is required to demonstrate that it has a satisfactory compliance program to monitor the activities of the swap dealer and comply with the applicable regulations. Although the ultimate impact of the regulatory changes will depend on the promulgation of all final regulations, Fifth Third Bank’s derivatives business will likely be further subject to additional substantive requirements including margin requirements in excess of current market practice and certain capital requirements. These requirements may impose additional operational and compliance costs on us and may require us to restructure certain businesses and negatively impact our revenues and results of operations.

Interstate Bank Branching

The DFA includes provisions permitting national and insured state banks to engage in de novo interstate branching if, under the laws of the state where the new branch is to be established, a state bank chartered in that state would be permitted to establish a branch.

Systemically Significant Companies and Capital

Title I of the DFA creates a new regulatory regime for large BHCs. U.S. BHCs with $50 billion or more in total consolidated assets, including Fifth Third, are subject to enhanced prudential standards and early remediation requirements under Title I. Title I of the DFA establishes a broad framework for identifying, applying heightened supervision and regulation to, and (as necessary) limiting the size and activities of systemically significant financial companies.

The DFA requires the FRB to impose enhanced capital and risk-management standards on these firms and mandates the FRB to conduct annual stress tests on all BHCs with $50 billion or more in assets to determine whether they have adequate capital available to absorb losses in baseline, adverse, or severely adverse economic conditions. In November 2011, the FRB adopted final rules requiring BHCs with $50 billion or more in consolidated assets to submit capital plans to the FRB on an annual basis. Under the final rules, the FRB annually will evaluate an institution’s capital adequacy, internal capital adequacy, assessment processes and capital distribution plans such as dividend payments and stock repurchases. Banks are also required to report certain data to the FRB on a quarterly basis to allow the FRB to monitor progress against the approved capital plans.

The CCAR process is intended to help ensure that BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. The 2015 CCAR required BHCs with consolidated assets of $50 billion or more to submit a capital plan to the FRB by January 5, 2015. The mandatory elements of the capital plan are an assessment of the expected uses and sources of capital over a nine-quarter planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy. The stress tests require increased involvement by boards of directors in stress testing and public disclosure of the results of both the FRB’s annual stress tests and a BHC’s annual supervisory stress tests, and semi-annual internal stress tests. The Bancorp submitted its capital plan, along with all supporting materials, to the FRB on January 5, 2015. The FRB will release the results of the supervisory stress tests on March 5, 2015 and the related results from the 2015 CCAR on March 11, 2015.

The FRB recently amended its capital planning and stress testing rules to, among other things, generally limit a BHC’s ability to make quarterly capital distributions – that is, dividends and share repurchases – commencing April 1, 2015 if the amount of the bank’s actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than the bank had indicated in its submitted capital plan as to which it received a non-objection from the FRB. For example, if the BHC issued a smaller amount of additional common stock than it had stated in its capital plan, it would be required to reduce common dividends and/or the amount of common stock repurchases so that the dollar amount of capital distributions, net of the dollar amount of additional common stock issued (“net distributions”), is no greater than the dollar amount of net distributions relating to its common stock included in its capital plan, as measured on an aggregate basis beginning in the third quarter of the nine-quarter planning horizon through the end of the then current quarter. However, not raising sufficient amounts of common stock as planned would not affect distributions related to Additional Tier I Capital instruments and/ or Tier II Capital. These limitations also contain several important qualifications and exceptions, including that scheduled dividend payments on (as opposed to repurchases of) a BHC’s Additional Tier I Capital and Tier II Capital instruments are not restricted if the BHC fails to issue a sufficient amount of such instruments as planned, as well as provisions for certain de minimis excess distributions.

In December of 2010 and revised in June of 2011, the Basel Committee on Banking Supervision (the “Basel Committee”) issued Basel III, a global regulatory framework, to enhance international capital standards. Basel III is designed to materially improve the quality of regulatory capital and introduces a new minimum common equity requirement. Basel III also raises the minimum capital requirements and introduces capital

177  Fifth Third Bancorp

conservation and countercyclical buffers to induce banking organizations to hold capital in excess of regulatory minimums. In addition, Basel III establishes an international leverage standard for internationally active banks.

In July of 2013, U.S. banking regulators approved the final enhanced regulatory capital rules (“Final Capital Rules”), which included modifications to the proposed rules. The Final Capital Rules substantially revise the risk-based capital requirements applicable to BHCs and their depository institution subsidiaries as compared to the previous U.S. risk-based capital and leverage ratio rules, and thereby implement certain provisions of the DFA.

The Final Capital Rules, among other things, (i) introduce a new capital measure “Common Equity Tier I” (“CET1”), (ii) specify that Tier I capital consists of CET1 and “Additional Tier I capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the adjustments as compared to existing regulations. CET1 capital consists of common stock instruments that meet the eligibility criteria in the final rules, including; common stock and related surplus, net of treasury stock and retained earnings, certain minority interests and accumulated other comprehensive income (“AOCI”), if elected.

When fully phased-in on January 1, 2019, the Final Capital Rules require banking organizations to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier I capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier I capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier I capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital (that is, Tier I plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier I capital to adjusted average consolidated assets.

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

The Final Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of AOCI items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Final Capital Rules, Bancorp has a one-time election (the “Opt-out Election”) to filter certain AOCI components, comparable to the treatment under the current general risk-based capital rule.

The Final Capital Rules were effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Although not currently required, Fifth Third Bancorp believes the aforementioned capital ratios under the revised Final Capital Rules meet or exceed the ratios on a fully phased in basis. Refer to the Non-GAAP section of MD&A for an estimate of the Basel III CET1 ratio as of December 31, 2014.

In February 2014, the FRB approved a final rule implementing several heightened prudential requirements. Beginning in 2015, the rules require BHCs with $10 billion or more in consolidated assets to establish risk committees and require BHCs with $50 billion or more in total consolidated assets to comply with enhanced liquidity and overall risk management standards, including company-run liquidity stress testing and a buffer of highly liquid assets based on projected funding needs for various time horizons, including 30, 60, and 90 days. These liquidity-related provisions are designed to be complementary, and in addition to the Final LCR Rule applicable to BHCs (as discussed below). Rules to implement two other components of the DFA’s enhanced prudential standards –single-counterparty credit limits and early remediation requirements– are still under consideration by the FRB. Fifth Third has conducted a self evaluation of all the requirements within the enhanced prudential standards, and believe the necessary steps have been taken to ensure compliance with all requirements regarding liquidity, risk exposures, and early remediation.

Liquidity Regulation

Liquidity risk management and supervision have become increasingly important since the financial crisis. On September 3, 2014, the FRB and other banking regulators adopted final rules (“Final LCR Rule”) implementing a U.S. version of the Basel Committee’s Liquidity Coverage Ratio requirement (“LCR”), which is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets (“HQLA”) equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The rules apply in modified form to banking organizations, such as the Bancorp, having $50 billion or more in total consolidated assets but less than $250 billion. The LCR is the ratio of an institution’s stock of HQLA (the numerator) over projected net cash out-flows over the 30-day horizon (the denominator), in each case, as calculated pursuant to the Final LCR Rule. Once fully phased-in, a subject institution must maintain an LCR equal to at least 100% in order to satisfy this regulatory requirement. Only specific classes of assets, including U.S. Treasuries, other U.S. government obligations and agency mortgaged-backed securities, qualify under the rule as HQLA, with classes of assets deemed relatively less liquid and/or subject to greater degree of credit risk subject to certain haircuts and caps for purposes of calculating the numerator under the Final LCR Rule. The total net cash outflows amount is determined under the rule by applying certain hypothetical outflow and inflow rates, which reflect certain standardized stressed assumptions, against the balances of the banking organization’s funding sources, obligations, transactions and assets over the 30-day stress period. Inflows that can be included to offset outflows are limited to 75% of outflows (which effectively means that banking organizations must hold high-quality liquid assets equal to 25% of outflows even if outflows perfectly match inflows over the stress period). The total net cash outflow amount for the modified LCR applicable to the Bancorp is capped at 70% of the outflow rate that applies to the full LCR.

The initial compliance date for the modified LCR will be January 2016, with the requirement fully phased-in by January 2017. The LCR is a minimum requirement, and the FRB can impose additional liquidity requirements as a supervisory matter.

178  Fifth Third Bancorp

In addition, the Bancorp is also subject to the liquidity-related requirements of the enhanced prudential supervision rules adopted by the FRB under Section 165 of the DFA, as described above. As of December 31, 2014 the Bancorp’s internally calculated LCR would have complied with the fully phased in LCR requirements which will become effective in 2016 as outlined in the final rule.

In addition to the LCR, the Basel III framework also included a second standard, referred to as the net stable funding ratio (“NSFR”), which is designed to promote more medium-and long-term funding of the assets and activities of banks over a one-year time horizon. Although the Basel Committee finalized its formulation of the NSFR in 2014, the U.S. banking agencies have not yet proposed an NSFR for application to U.S. banking organizations or addressed the scope of banking organizations to which it will apply. The Basel Committee’s final NSFR document states that the NSFR applies to internationally active banks, as did its final LCR document as to that ratio.

179  Fifth Third Bancorp

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

At December 31, 2014, the Bancorp, through its banking and non-banking subsidiaries, operated 1,302 banking centers, of which 931 were owned, 259 were leased and 112 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, North Carolina, West Virginia, Pennsylvania, Missouri, and Georgia. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

EXECUTIVE OFFICERS OF THE BANCORP

Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 25, are listed below along with their business experience during the past 5 years:

Kevin T. Kabat, 58. Vice Chairman of the Bancorp since September 2012 and Chief Executive Officer of the Bancorp since April 2007. Previously, Mr. Kabat was President of the Bancorp from June 2006 to September 2012 and Chairman from June 2008 to June 2010. Prior to that, Mr. Kabat was Executive Vice President of the Bancorp since December 2003.

Chad M. Borton, 44. Executive Vice President of the Bancorp since April 2014. Previously, Mr. Borton was Head of Retail Banking for Fifth Third Bank from July 2012 to April 2014. Prior to that, Mr. Borton served in multiple positions at JP Morgan Chase including the Head of Branch Administration from August 2011 to July 2012; Senior Vice President and Market Manager from August 2010 to August 2011; Head of Retail Distribution from 2008 to 2010 and Consumer Bank Chief Financial Officer from 2006 to 2008.

Greg D. Carmichael, 53. President of the Bancorp since September 2012 and Chief Operating Officer of the Bancorp since June 2006. Previously, Mr. Carmichael was the Executive Vice President and Chief Information Officer of the Bancorp since June 2003.

Frank R. Forrest, 60. Executive Vice President and Chief Risk Officer of the Bancorp since April 2014. Previously, Mr. Forrest was Executive Vice President and Chief Risk and Credit Officer of the Bancorp since September 2013. Prior to that, Mr. Forrest served with Bank of America Merrill Lynch. From March 2012 until June 2013, Mr. Forrest served as Managing Director and Quality Control Executive for Legacy Asset Services, a division of Bank of America. From September 2008 until March 2012, Mr. Forrest was Managing Director and Global Debt Products Executive for Global Corporate and Investment Banking. Formerly from January 2007 to September 2008, Mr. Forrest was Risk Management Executive for Commercial Banking.

Mark D. Hazel, 49. Senior Vice President and Controller of the Bancorp since February 2010. Prior to that, Mr. Hazel was the Assistant Bancorp Controller since 2006 and was the Controller of Nonbank entities since 2003.

Gregory L. Kosch, 55. Executive Vice President of the Bancorp since June 2005. Previously, Mr. Kosch was Senior Vice President

and head of the Bancorp’s Commercial Division in the Chicago affiliate since June 2002.

James C. Leonard, 45. Senior Vice President and Treasurer of the Bancorp since October 2013. Previously, Mr. Leonard was the Director of Business Planning and Analysis since 2006 and was the Chief Financial Officer of the Commercial Banking Division since 2001.

Philip R. McHugh, 50, Executive Vice President of the Bancorp since December 2014. Previously, Mr. McHugh was Executive Vice President of Fifth Third Bank since June 2011 and was Senior Vice President of Fifth Third Bank from June 2010 through June 2011. Prior to that, Mr. McHugh was the President and CEO of the Louisville Affiliate of Fifth Third Bank from January 2005 through June 2010.

Daniel T. Poston, 56. Executive Vice President of the Bancorp since June 2003, and Chief Strategy and Administrative Officer of the Bancorp since October 2013. Previously, Mr. Poston was the Chief Financial Officer of the Bancorp from September 2009 to October 2013. Previously, Mr. Poston was the Controller of the Bancorp from July 2007 to May 2008 and from November 2008 to September 2009. Previously, Mr. Poston was the Chief Financial Officer of the Bancorp from May 2008 to November 2008. Formerly, Mr. Poston was the Auditor of the Bancorp since October 2001 and was Senior Vice President of the Bancorp and Fifth Third Bank since January 2002.

Joseph R. Robinson, 47. Executive Vice President and Chief Information Officer and Director of Information Technology and Operations of the Bancorp since September 2009. Previously, Mr. Robinson was Executive Vice President and Chief Information Officer of the Bancorp since April 2008. Prior to that, he was Senior Vice President and Director of Central Operations since November 2006 and Senior Vice President of IT Enterprise Solutions since March 2004.

Robert A. Sullivan, 60. Senior Executive Vice President of the Bancorp since December 2002.

Teresa J. Tanner, 46. Executive Vice President and Chief Human Resources Officer of the Bancorp since February 2010. Previously, Ms. Tanner was Senior Vice President and Director of Enterprise Learning since September 2008. Prior to that, she was Human Resources Senior Vice President and Senior Business Partner for the Information Technology and Central Operations divisions since July 2006. Previously, she was Vice President and Senior Business Partner for Operations since September 2004.

Mary E. Tuuk, 50. Executive Vice President of Corporate Services & Board Secretary of the Bancorp since July 2013. Previously, Ms. Tuuk served as Affiliate President of Fifth Third Bank (Western Michigan) from November 2011 to June 2013. Prior to that, Ms. Tuuk was the Executive Vice President and Chief Risk Officer of the Bancorp from June 2007 to October 2011 and from July 2013 through September 2013. Ms. Tuuk was Senior Vice President of Fifth Third Bancorp since 2003.

Tayfun Tuzun, 50. Executive Vice President and Chief Financial Officer of the Bancorp since October 2013. Previously, Mr. Tuzun was the Senior Vice President and Treasurer of the Bancorp from December 2011 to October 2013. Prior to that, Mr. Tuzun was the Assistant Treasurer and Balance Sheet Manager of Fifth Third Bancorp. Previously, Mr. Tuzun was the Structured Finance Manager since 2007.

180  Fifth Third Bancorp

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Bancorp’s common stock is traded in the over-the-counter market and is listed under the symbol “FITB” on the NASDAQ® Global Select Market System.

High and Low Stock Prices and Dividends Paid Per Share
2014	High	Low	Dividends Paid Per Share
Fourth Quarter	$20.82	$17.65	$0.13
Third Quarter	$21.79	$19.45	$0.13
Second Quarter	$23.41	$19.82	$0.13
First Quarter	$23.90	$20.37	$0.12

2013	High	Low	Dividends Paid Per Share
Fourth Quarter	$21.14	$17.49	$0.12
Third Quarter	$19.79	$17.80	$0.12
Second Quarter	$18.74	$15.62	$0.12
First Quarter	$16.77	$15.19	$0.11

See a discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 3 of the Notes to Consolidated Financial Statements. Additionally, as of December 31, 2014, the Bancorp had 46,876 shareholders of record.

Issuer Purchases of Equity Securities
Period	Shares Purchased(a)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Shares that May Be Purchased Under the Plans or Programs
October 2014	10,234,560	$18.15	10,234,560	73,180,368
November 2014	-	-	-	73,180,368
December 2014	-	-	-	73,180,368
Total	10,234,560	$18.15	10,234,560	73,180,368
(a)	The Bancorp repurchased 117,961, 34,182 and 46,119 shares during October, November and December of 2014 in connection with various employee compensation plans of the Bancorp. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

See further discussion of stock-based compensation in Note 24 of the Notes to Consolidated Financial Statements.

181  Fifth Third Bancorp

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis

The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the years 2009 through 2014, and 2004 through 2014, respectively, compared to the S&P 500 Stock and the S&P Banks indices.

FIFTH THIRD BANCORP VS. MARKET INDICES

182  Fifth Third Bancorp

PART III ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “EXECUTIVE OFFICERS OF THE BANCORP.”

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” of the Bancorp’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Bancorp’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS,” “COMPENSATION COMMITTEE REPORT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Bancorp’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS,” “ELECTION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS” of the Bancorp’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 24 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference under the captions “CERTAIN TRANSACTIONS”, “ELECTION OF DIRECTORS”, “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference under the caption “PRINCIPAL INDEPENDENT EXTERNAL AUDIT FIRM FEES” of the Bancorp’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pages
Public Accounting Firm	84

Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	85-89

Notes to Consolidated Financial Statements	90-170

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

3.2

Code of Regulations of Fifth Third Bancorp, as Amended as of September 15, 2014. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 17, 2014.

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

183  Fifth Third Bancorp

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

4.20	Form of Depositary Receipt for the 6.625% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series I, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2013.
4.21	Deposit Agreement dated June 5, 2014, among Fifth Third Bancorp, as issuer, Wilmington Trust, National Association, as depositary and calculation agent, American Stock Transfer & Trust Company, LLC as transfer agent and registrar, and the holders from time to time of the depositary receipts issued thereunder. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.
4.22	Form of Certificate Representing the 4.90% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s

Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.
4.23	Form of Depositary Receipt for the 4.90% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.
4.24	Third Supplemental Indenture dated as of February 28, 2014 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 28, 2014.
4.25	Global Security dated as of February 28, 2014, representing Fifth Third Bancorp’s $500,000,000 in principal amount of its 2.30% Senior Notes due 2019. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 28, 2014.
4.26	Deposit Agreement dated June 5, 2014, among Fifth Third Bancorp, as issuer, Wilmington Trust, National Association, as depositary and calculation agent, American Stock Transfer & Trust Company, LLC as transfer agent and registrar, and the holders from time to time of the depositary receipts issued thereunder. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.
4.27	Form of Certificate Representing the 4.90% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.
4.28	Form of Depositary Receipt for the 4.90% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series J, of Fifth Third Bancorp. Incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.
10.1	Fifth Third Bancorp Unfunded Deferred Compensation Plan for Non-Employee Directors, as Amended and Restated. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. *
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

10.7	Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated.*
10.8	The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated.*
10.9	Fifth Third Bancorp Incentive Compensation Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 19, 2004.*
10.10	Fifth Third Bancorp 2008 Incentive Compensation Plan. Incorporated by reference to the Registrant’s Proxy Statement dated March 6, 2008.*
10.11	Fifth Third Bancorp 2014 Incentive Compensation Plan. Incorporated by reference to the Registrant’s Proxy Statement dated March 6, 2014.*
10.12	Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan. Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.*
10.13	Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated. Incorporated by reference to the Registrant’s

184  Fifth Third Bancorp

Annual Report on Form 10-K for the year ended December 31, 2013.*
10.14	Amendment to the Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated.*
10.15	Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 9, 2001.*
10.16

Amendment No. 1 to Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006. *

10.17

Amended and Restated First National Bankshares of Florida, Inc. 2003 Incentive Plan. Incorporated by reference to First National Bankshares of Florida, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003. *

10.18

Fifth Third Bancorp Executive Change in Control Severance Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014.*

10.19

Form of Executive Agreement effective February 3, 2014, between Fifth Third Bancorp and Tayfun Tuzun. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2014.*

10.20

Form of Executive Agreement effective February 3, 2014, between Fifth Third Bancorp and Frank R. Forrest. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2014.*

10.21

Executive Agreement effective August 19, 2014, between Fifth Third Bancorp and Chad M. Borton. Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.*

10.22

Form of Amended Executive Agreement effective January 19, 2012, between Fifth Third Bancorp and Daniel T. Poston. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2012. *

10.23	Warrant dated June 30, 2009 issued by Vantiv Holding, LLC to Fifth Third Bank. Incorporated by reference to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.
10.24

Second Amended & Restated Limited Liability Company Agreement (excluding certain exhibits) dated as of March 21, 2012 by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, Vantiv Holding, LLC and each person who becomes a member after March 21, 2012. Incorporated by reference to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.25

Amendment and Restatement Agreement and Reaffirmation (excluding certain schedules) dated as of June 30, 2009 among Fifth Third Processing Solutions, LLC, FTPS Holding, LLC, Card Management Company, LLC, Fifth Third Holdings, LLC and Fifth Third Bank. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2009.

10.26

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

10.28

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

10.30	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.31	Performance Share Award Agreement. Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.32	Restricted Stock Award Agreement (for Directors). Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.33	Restricted Stock Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.34	Stock Appreciation Right Award Agreement.*
10.35	Performance Share Award Agreement.*
10.36	Restricted Stock Unit Agreement (for Directors).*
10.37	Restricted Stock Award Agreement (for Executive Officers).*
10.38

Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated October 20, 2014 between Fifth Third Bancorp and Deutsche Bank AG, London Branch**

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.
12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
21	Fifth Third Bancorp Subsidiaries, as of December 31, 2014.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
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

185  Fifth Third Bancorp

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
Registrant

/s/ Kevin T. Kabat
Kevin T. Kabat
Vice Chairman and CEO
Principal Executive Officer
February 25, 2015

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 25, 2015 by the  following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

/s/ Kevin T. Kabat
Kevin T. Kabat
Vice Chairman and CEO
Principal Executive Officer

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and CFO
Principal Financial Officer

/s/ Mark D. Hazel
Mark D. Hazel
Senior Vice President and Controller
Principal Accounting Officer

DIRECTORS:

/s/ James P. Hackett
James P. Hackett
Chairman

/s/ Marsha C. Williams
Marsha C. Williams
Lead Director

/s/ Nicholas K. Akins
Nicholas K. Akins

/s/ B. Evan Bayh III
B. Evan Bayh III

/s/ Katherine B. Blackburn
Katherine B. Blackburn

/s/ Ulysses L. Bridgeman, Jr.
Ulysses L. Bridgeman, Jr.

/s/ Emerson L. Brumback
Emerson L. Brumback

/s/ Gary R. Heminger
Gary R. Heminger

/s/ Jewell D. Hoover
Jewell D. Hoover

/s/ Kevin T. Kabat
Kevin T. Kabat

/s/ Mitchel D. Livingston, Ph.D.
Mitchel D. Livingston, Ph.D.

/s/ Michael B. McCallister
Michael B. McCallister

/s/ Hendrik G. Meijer
Hendrik G. Meijer

186  Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)
	Interest-Earning Assets
Year	Loans and Leases	Federal Funds Sold (a)	Interest- Bearing Deposits in Banks(a)	Securities	Total	Cash and Due from Banks	Other Assets		Total Average Assets
2014	$91,127	-	3,043	21,823	$115,993	2,892	14,539	$	131,943
2013	89,093	1	2,416	16,444	107,954	2,482	15,053		123,732
2012	84,822	2	1,493	15,319	101,636	2,355	15,695		117,614
2011	80,214	1	2,030	15,437	97,682	2,352	15,335		112,666
2010	79,232	11	3,317	16,371	98,931	2,245	14,841		112,434
2009	83,391	12	1,023	17,100	101,526	2,329	14,266		114,856
2008	85,835	438	183	13,424	99,880	2,490	13,411		114,296
2007	78,348	257	147	11,630	90,382	2,275	10,613		102,477
2006	73,493	252	144	20,910	94,799	2,477	8,713		105,238
2005	67,737	88	113	24,806	92,744	2,750	8,102		102,876

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)
Deposits
Year	Demand	Interest Checking	Savings	Money Market	Other Time	Certificates $100,000 and Over	Foreign Office	Total	Short-Term Borrowings	Total
2014	$31,755	25,382	16,080	14,670	3,762	3,929	1,828	$97,406	2,331	$99,737
2013	29,925	23,582	18,440	9,467	3,760	6,339	1,518	93,031	3,527	96,558
2012	27,196	23,096	21,393	4,903	4,306	3,102	1,555	85,551	4,806	90,357
2011	23,389	18,707	21,652	5,154	6,260	3,656	3,497	82,315	3,122	85,437
2010	19,669	18,218	19,612	4,808	10,526	6,083	3,361	82,277	1,926	84,203
2009	16,862	15,070	16,875	4,320	14,103	10,367	2,265	79,862	6,980	86,842
2008	14,017	14,191	16,192	6,127	11,135	9,531	4,220	75,413	10,760	86,173
2007	13,261	14,820	14,836	6,308	10,778	6,466	3,155	69,624	6,890	76,514
2006	13,741	16,650	12,189	6,366	10,500	5,795	3,711	68,952	8,670	77,622
2005	13,868	18,884	10,007	5,170	8,491	4,001	3,967	64,388	9,511	73,899

INCOME FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
						Per Share(b)
									Originally Reported
Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income (Loss) Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared	Earnings	Diluted Earnings
2014	$4,030	451	2,473	3,709	1,414	1.68	1.66	0.51	1.68	$1.66
2013	3,973	412	3,227	3,961	1,799	2.05	2.02	0.47	2.05	2.02
2012	4,107	512	2,999	4,081	1,541	1.69	1.66	0.36	1.69	1.66
2011	4,218	661	2,455	3,758	1,094	1.20	1.18	0.28	1.20	1.18
2010	4,489	885	2,729	3,855	503	0.63	0.63	0.04	0.63	0.63
2009	4,668	1,314	4,782	3,826	511	0.73	0.67	0.04	0.73	0.67
2008	5,608	2,094	2,946	4,564	(2,180)	(3.91)	(3.91)	0.75	(3.94)	(3.94)
2007	6,027	3,018	2,467	3,311	1,075	1.99	1.98	1.70	2.00	1.99
2006	5,955	3,082	2,012	2,915	1,188	2.13	2.12	1.58	2.14	2.13
2005	4,995	2,030	2,374	2,801	1,548	2.79	2.77	1.46	2.79	2.77

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)
		Bancorp Shareholders’ Equity
Year	Common Shares Outstanding	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Book Value Per Share	Allowance for Loan and Lease Losses
2014	824,046,952	$2,051	1,331	2,646	11,141	429	(1,972)	$15,626	17.35	$1,322
2013	855,305,745	2,051	1,034	2,561	10,156	82	(1,295)	14,589	15.85	1,582
2012	882,152,057	2,051	398	2,758	8,768	375	(634)	13,716	15.10	1,854
2011	919,804,436	2,051	398	2,792	7,554	470	(64)	13,201	13.92	2,255
2010	796,272,522	1,779	3,654	1,715	6,719	314	(130)	14,051	13.06	3,004
2009	795,068,164	1,779	3,609	1,743	6,326	241	(201)	13,497	12.44	3,749
2008	577,386,612	1,295	4,241	848	5,824	98	(229)	12,077	13.57	2,787
2007	532,671,925	1,295	9	1,779	8,413	(126)	(2,209)	9,161	17.18	937
2006	556,252,674	1,295	9	1,812	8,317	(179)	(1,232)	10,022	18.00	771
2005	555,623,430	1,295	9	1,827	8,007	(413)	(1,279)	9,446	16.98	744
(a)	Federal funds sold and interest-bearing deposits in banks are combined in other short-term investments in the Consolidated Financial Statements.
(b)	Adjusted for accounting guidance related to the calculation of earnings per share, which was adopted retroactively on January 1, 2009.

187  Fifth Third Bancorp

DIRECTORS AND OFFICERS

FIFTH THIRD BANCORP

DIRECTORS

James P. Hackett, Chairman

Vice Chair, Board of

Directors

Steelcase, Inc.

Marsha C. Williams, Lead

Director

Retired Senior Vice President

&

Chief Financial Officer

Orbitz Worldwide, Inc.

Nicholas K. Akins

President & CEO

American Electric Power

Company

B. Evan Bayh III

Partner

McGuireWoods LLP

Katherine B. Blackburn

Executive Vice President

Cincinnati Bengals

Ulysses L. Bridgeman, Jr.

President

B.F. Companies

Emerson L. Brumback

Retired President & COO

M&T Bank

Gary R. Heminger

President, CEO & Director

Marathon Petroleum

Corporation

Jewell D. Hoover

Principal & Bank Consultant

Hoover and Associates, LLC

Kevin T. Kabat

Vice Chairman & CEO

Fifth Third Bancorp

Mitchel D. Livingston, Ph.D.

Retired Vice President for

Student Affairs

& Chief Diversity Officer

University of Cincinnati

Michael B. McCallister

Retired Chairman & CEO

Humana Inc.

Hendrik G. Meijer

Co-Chairman, Director

& CEO

Meijer, Inc.

DIRECTORS EMERITI

Darryl F. Allen

John F. Barrett

J. Kenneth Blackwell

Milton C. Boesel, Jr.

Douglas G. Cowan

Thomas L. Dahl

Ronald A. Dauwe

Gerald V. Dirvin

Thomas B. Donnell

Richard T. Farmer

John D. Geary

Ivan W. Gorr

Joseph H. Head, Jr.

Allen M. Hill

William M. Isaac

William J. Keating

Jerry L. Kirby

Robert L. Koch II

Kenneth W. Lowe

Robert B. Morgan

Michael H. Norris

David E. Reese

James E. Rogers

George A. Schaefer, Jr.

John J. Schiff, Jr.

Donald B. Shackelford

David B. Sharrock

Stephen Stranahan

Dudley S. Taft

Alton C. Wendzel

FIFTH THIRD BANCORP

OFFICERS

Kevin T. Kabat

Vice Chairman & CEO

Greg D. Carmichael

President &

Chief Operating Officer

Chad M. Borton

Executive Vice President

Frank R. Forrest

Executive Vice President &

Chief Risk Officer

Mark D. Hazel

Senior Vice President &

Controller

Gregory L. Kosch

Executive Vice President

James C. Leonard

Senior Vice President &

Treasurer

Philip R. McHugh

Executive Vice President

Daniel T. Poston

Executive Vice President &

Chief Strategy and

Administrative Officer

Joseph R. Robinson

Executive Vice President &

Chief Information Officer

Robert A. Sullivan

Senior Executive Vice

President

Teresa J. Tanner

Executive Vice President &

Chief Human Resources

Officer

Mary E. Tuuk

Executive Vice President of

Corporate Services &

Board Secretary

Tayfun Tuzun

Executive Vice President &

Chief Financial Officer

AFFILIATE PRESIDENTS

Donald Abel, Jr.

Steven Alonso

David A. Call

Hal Clemmer

David Girodat

Shawn Hagan

Thomas Heiks

Jerry Kelsheimer

Robert W. LaClair

Brian Lamb

Ralph S. Michael III

Jordan A. Miller, Jr.

Thomas Partridge

Robert A. Sullivan

Thomas G. Welch, Jr.

FIFTH THIRD BANCORP

BOARD COMMITTEES

Finance Committee

Gary R. Heminger, Chair

Emerson L. Brumback

James P. Hackett

Kevin T. Kabat

Marsha C. Williams

Audit Committee

Emerson L. Brumback, Chair

Nicholas K. Akins

Jewell D. Hoover

Michael B. McCallister

Human Capital and

Compensation Committee

Marsha C. Williams, Chair

Nicholas K. Akins

Gary R. Heminger

Mitchel D. Livingston, Ph. D.

Hendrik G. Meijer

Nominating and Corporate

Governance Committee

Ulysses L. Bridgeman, Jr.,

Chair

B. Evan Bayh III

Gary R. Heminger

Hendrik G. Meijer

Risk and Compliance

Committee

Jewell D. Hoover, Chair

B. Evan Bayh III

Mitchel D. Livingston, Ph. D.

Hendrik G. Meijer

Marsha C. Williams

188  Fifth Third Bancorp