Form 10-Q
period 2015-03-31
FIFTH THIRD BANCORP
filed 2015-05-11
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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
Yes  ☐    No  ☒

There were 809,933,936 shares of the Registrant’s common stock, without par value, outstanding as of April 30, 2015.

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

ASU: Accounting Standards Update

ATM: Automated Teller Machine

BCBS: Basel Committee on Banking Supervision

BHC: Bank Holding Company

BOLI: Bank Owned Life Insurance

BPO: Broker Price Opinion

bps: Basis Points

CCAR: Comprehensive Capital Analysis and Review

CDC: Fifth Third Community Development Corporation

CET1: Common Equity Tier 1

CFE: Collateralized Financing Entity

CFPB: United States Consumer Financial Protection Bureau

C&I: Commercial and Industrial

DCF: Discounted Cash Flow

DFA: Dodd-Frank Act

ERISA: Employee Retirement Income Security Act

ERM: Enterprise Risk Management

ERMC: Enterprise Risk Management Committee

EVE: Economic Value of Equity

FASB: Financial Accounting Standards Board

FDIC: Federal Deposit Insurance Corporation

FHA: Federal Housing Administration

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

OAS: Option-Adjusted Spread

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

VA: Department of Veteran Affairs

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

TABLE 1: Selected Financial Data

	For the three months ended March 31,
($ in millions, except for per share data)	2015	2014	% Change
Income Statement Data
Net interest income(a)	$852	898	(5)
Noninterest income	630	564	12
Total revenue(a)	1,482	1,462	1
Provision for loan and lease losses	69	69	—
Noninterest expense	923	950	(3)
Net income attributable to Bancorp	361	318	14
Net income available to common shareholders	346	309	12

Common Share Data
Earnings per share, basic	$0.42	0.36	17
Earnings per share, diluted	0.42	0.36	17
Cash dividends declared per common share	0.13	0.12	8
Book value per share	17.83	16.27	10
Market value per share	18.85	22.96	(18)

Financial Ratios
Return on average assets	1.06%	1.00	6
Return on average common equity	9.7	9.0	7
Return on average tangible common equity(b)	11.6	11.0	6
Dividend payout ratio	31.0	33.3	(7)
Average Total Bancorp shareholders’ equity as a percent of average assets	11.49	11.53	—
Tangible common equity(b)	8.40	8.79	(4)
Net interest margin(a)	2.86	3.22	(11)
Efficiency(a)	62.3	64.9	(4)

Credit Quality
Net losses charged-off	$91	168	(46)
Net losses charged-off as a percent of average portfolio loans and leases	0.41%	0.76	(46)
ALLL as a percent of portfolio loans and leases	1.42	1.65	(14)
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.57	1.82	(14)
Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(d)	0.76	1.05	(28)

Average Balances
Loans and leases, including held for sale	$91,659	90,238	2
Total securities and other short-term investments	29,038	22,940	27
Total assets	137,651	128,930	7
Transaction deposits(e)	94,172	87,896	7
Core deposits(f)	98,194	91,512	7
Wholesale funding(g)	18,905	18,244	4
Bancorp shareholders’ equity	15,820	14,862	6

	Basel III Transitional(h)	Basel I(i)
Regulatory Capital Ratios
CET1 capital	9.52%	N/A	NM
Tier I risk-based capital	10.62	10.45	NM
Total risk-based capital	14.01	14.02	NM
Tier I leverage	9.59	9.71	NM

(a)	Amounts presented on an FTE basis. The FTE adjustment for the three months ended March 31, 2015 and 2014 was $5.
(b)	The return on average tangible common equity and tangible common equity ratios are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of the MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.
(h)	Under the banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting values are added together resulting in the Bancorp’s total risk-weighted assets.
(i)	These capital ratios were calculated under the Supervisory Agencies general risk-based capital rules (Basel I) which were in effect prior to January 1, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2015, the Bancorp had $140.5 billion in assets, operated 15 affiliates with 1,303 full-service Banking Centers, including 101 Bank Mart® locations open seven days a week inside select grocery stores, and 2,637 ATMs in 12 states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has an approximate 23% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $402 million as of March 31, 2015.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document as well as the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, refer to the Glossary of Abbreviations and Acronyms in this report for a list of terms included as a tool for the reader of this quarterly report on Form 10-Q. The abbreviations and acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2015, net interest income, on an FTE basis, and noninterest income provided 57% and 43% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived primarily from service charges on deposits, investment advisory revenue, mortgage banking net revenue, card and processing revenue, corporate banking revenue and other noninterest income. Noninterest expense is primarily driven by personnel costs, net occupancy expenses, technology and communication costs, equipment expense and other noninterest expense.

Accelerated Share Repurchase Transactions

During the three months ended March 31, 2015, the Bancorp entered into or settled a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted average price of the Bancorp’s common stock during the term of the repurchase agreements. For more information on the accelerated share repurchase program, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements. For further information on a subsequent event related to capital actions refer to Note 21 of the Notes to Condensed Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the three months ended March 31, 2015, refer to Table 2.

TABLE 2: Summary of Accelerated Share Repurchase Transactions

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
October 23, 2014	$180	8,337,875	794,245	9,132,120	January 8, 2015
January 27, 2015	180	8,542,713	1,103,744	9,646,457	April 28, 2015

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

The FRB launched the 2015 capital planning and stress testing program, CCAR, on October 23, 2014. The CCAR program requires BHCs with $50 billion or more of total consolidated assets to submit annual capital plans to the FRB for review and to conduct stress tests under a number of economic scenarios. The capital plan and stress testing results were submitted by the Bancorp to the FRB on January 5, 2015.

In March of 2015, the FRB disclosed its estimates of participating institutions results under the FRB supervisory stress scenario, including capital results, which assume all banks take certain consistently applied future capital actions. In addition, the FRB disclosed its estimates of participating institutions results under the FRB supervisory severe stress scenarios including capital results based on each company’s own base scenario capital actions.

On March 11, 2015, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2015 CCAR. The FRB indicated to the Bancorp that it did not object to the following capital actions for the period beginning April 1, 2015 and ending June 30, 2016:

•	The potential increase in the quarterly common stock dividend to $0.14 per share in 2016;

•	The potential repurchase of common shares in an amount up to $765 million;

•	The additional ability to repurchase shares in the amount of any after-tax gains from the sale of Vantiv, Inc. common stock.

For more information on the 2015 CCAR results, refer to the Capital Management section of MD&A.

The BHCs that participated in the 2015 CCAR, including the Bancorp, are required to conduct mid-cycle company-run stress tests using data as of March 31, 2015. The stress tests must be based on three BHC defined scenarios – baseline, adverse and severely adverse. The Bancorp is required to submit the results of its mid-cycle stress test to the FRB in July of 2015. For further information on the 2015 mid-cycle stress test, see the Capital Management section of MD&A.

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

Fifth Third’s deposit advance product was designed to fully comply with the applicable federal and state laws and use of this product is subject to strict eligibility requirements and advance restriction guidelines to limit dependency on this product as a borrowing source. The Bancorp’s deposit advance balances are included in other consumer loans and leases in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A and represent substantially all of the revenue reported in interest and fees on other consumer loans and leases in the Bancorp’s Condensed Consolidated Statements of Income and in Table 7 in the Statements of Income Analysis section of MD&A. On January 17, 2014, given developments in industry practice, Fifth Third announced that it would no longer enroll new customers in its deposit advance product and expected to phase out the service to existing customers by the end of 2014. To avoid a disruption to its existing customers during the extension period while the banking industry awaits further regulatory guidance on the deposit advance product, on November 3, 2014, Fifth Third announced changes to its current deposit advance product for existing customers beginning January 1, 2015, including a lower transaction fee, an extended repayment period and a reduced maximum advance period. The Bancorp is continuing to offer the service to existing deposit advance customers until further regulatory guidance is finalized. The Bancorp currently expects these changes to the deposit advance product to negatively impact net interest income by approximately $100 million in 2015.

In December of 2010 and revised in June of 2011, the BCBS issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. In July of 2013, U.S. banking regulators approved final enhanced regulatory capital requirements (Basel III Final Rule), which included modifications to the proposed rules. The Basel III Final Rule provided for certain banks, including the Bancorp, to opt out of including AOCI in Tier I capital and also retained the treatment of residential mortgage exposures consistent with the current Basel I capital rules. The Basel III Final Rule phases out the inclusion of certain TruPS as a component of Tier I capital. The Bancorp became subject to the Basel III Final Rule on January 1, 2015. For more information on the impact of the regulatory capital enhancements refer to the Capital Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On December 10, 2013, the banking agencies finalized section 619 of the DFA, known as the Volcker Rule, which became effective April 1, 2014. Though the final rule was effective April 1, 2014, the FRB granted the industry an extension of time until July 21, 2015 to conform certain of its activities related to proprietary trading to comply with the Volcker Rule. In addition, the FRB has granted the industry an extension of time until July 21, 2016, and announced its intention to grant a one year extension of the conformance period until July 21, 2017, to conform certain ownership interests in, sponsorship activities of and relationships with private equity or hedge funds as well as holding certain collateralized loan obligations that were in place as of December 31, 2013. It is possible that additional conformance period extensions could be granted either to the entire industry, or, upon request, to requesting banking organizations on a case-by-case basis. The final rule prohibits banks and bank holding companies from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments for their own account. The Volcker Rule also restricts banks and their affiliated entities from owning, sponsoring or having certain relationships with private equity and hedge funds, as well as holding certain collateralized loan obligations that are deemed to contain ownership interests. Exemptions are provided for certain activities such as underwriting, market making, hedging, trading in certain government obligations and organizing and offering a hedge fund or private equity fund. Fifth Third does not sponsor any private equity or hedge funds that, under the final rule, it is prohibited from sponsoring. As of March 31, 2015, the Bancorp held no collateralized loan obligations. As of March 31, 2015, the Bancorp had approximately $170 million in interests and approximately $49 million in binding commitments to invest in private equity funds that are affected by the Volcker Rule. It is expected that over time the Bancorp may need to sell or redeem these investments, however no formal plan to sell has been approved as of March 31, 2015. As a result of the announced conformance period extension, the Bancorp believes it is likely that these investments will be reduced over time in the ordinary course of events before compliance is required.

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

Earnings Summary

Subsequent to the Bancorp’s earnings release furnished in a Form 8-K on April 21, 2015, the Bancorp identified, as part of a periodic review of long lived assets for impairment associated with operating lease assets, an impairment regarding certain medium and large cabin corporate aircraft subject to leases expiring in 2017 and later. After applying the appropriate tests under current accounting guidance, it was determined that such recoverability was in doubt and the assets had, in fact, been impaired. The impact of the impairment was $30 million which was recognized as a reduction to corporate banking revenue in the Condensed Consolidated Statements of Income during the three months ended March 31, 2015 as such diminution in value of the assets was associated with both the period ended March 31, 2015 and prior periods. The impact of the impairment reduced the Bancorp’s noninterest income to $630 million, net income available to common shareholders to $346 million and earnings per diluted share to $0.42 for the three months ended March 31, 2015.

The Bancorp’s net income available to common shareholders for the first quarter of 2015 was $346 million, which was net of $15 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the first quarter of 2014 was $309 million, or $0.36 per diluted share, which was net of $9 million in preferred stock dividends. Pre-provision net revenue was $554 million for the three months ended March 31, 2015 compared to $507 million in the same period in 2014. Pre-provision net revenue is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section in MD&A.

Net interest income was $852 million for the first quarter of March 31, 2015 compared to $898 million for the first quarter of 2014. For the three months ended March 31, 2015, net interest income was negatively impacted by lower yields on the Bancorp’s interest-earning assets, changes made to the Bancorp’s deposit advance product beginning January 1, 2015 and increases in average money market deposits and average long-term debt of $5.1 billion and $4.1 billion, respectively, compared to the same period in the prior year. These negative impacts were partially offset by increases in average taxable securities and average loans and leases of $2.7 billion and $1.4 billion, respectively, as well as a $2.9 billion decrease in average certificates $100,000 and over compared to the same period in the prior year. Net interest margin was 2.86% and 3.22% for the three months ended March 31, 2015 and 2014, respectively.

Noninterest income increased $66 million in the first quarter of 2015 compared to the same period in the prior year. The increase from the first quarter of 2014 was primarily due to an increase in other noninterest income partially offset by decreases in mortgage banking net revenue and corporate banking revenue. Other noninterest income increased $122 million in the first quarter of 2015 compared to the first

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

quarter of 2014 primarily due to a positive valuation adjustment of $70 million on the stock warrant associated with Vantiv Holding, LLC for the three months ended March 31, 2015 compared to a negative valuation adjustment of $36 million for the three months ended March 31, 2014. Mortgage banking net revenue decreased $23 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to a $12 million increase in servicing rights amortization and a $11 million decrease in net valuation adjustments. Corporate banking revenue decreased $41 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily driven by a $30 million impairment charge related to certain operating lease equipment that was recognized during the first quarter of 2015. The remaining decrease was primarily the result of a decrease in syndication fees.

Noninterest expense decreased $27 million in the first quarter of 2015 compared to the same period in 2014 primarily due to a decrease in other noninterest expense. Other noninterest expense decreased $42 million for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to decreases in losses and adjustments and FDIC insurance and other taxes, partially offset by increases in impairment on affordable housing investments and marketing expense and a decrease in the benefit from the reserve for unfunded commitments.

Credit Summary

The provision for loan and lease losses was $69 million for both the three months ended March 31, 2015 and 2014. Net charge-offs as a percent of average portfolio loans and leases were 0.41% during the first quarter of 2015 compared to 0.76% during the first quarter of 2014. At March 31, 2015, nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 0.76%, compared to 0.82% at December 31, 2014. For further discussion on credit quality, refer to the Credit Risk Management section in MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the FRB. As of March 31, 2015, the transitional Tier I risk-based capital ratio was 10.62%, the transitional Tier I leverage ratio was 9.59%, the transitional Total risk-based capital ratio was 14.01% and the transitional CET1 capital ratio was 9.52%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

NON-GAAP FINANCIAL MEASURES

The following are non-GAAP measures which are important to the reader of the Bancorp’s Condensed Consolidated Financial Statements but should be supplemental to primary GAAP measures. The Bancorp considers many factors when determining the adequacy of its liquidity profile, including its LCR as defined by the U.S. Banking Agencies Basel III LCR final rule. Generally, the LCR is designed to ensure banks maintain an adequate level of unencumbered HQLA to satisfy the estimated net cash outflows under a 30-day stress scenario. The Bancorp will be subject to the Modified LCR whereby the net cash outflow under the 30-day stress scenario is multiplied by a factor of 0.7. The final rule is not effective for the Bancorp until January 1, 2016. The Bancorp believes there is no comparable U.S. GAAP financial measure to LCR. The Bancorp believes providing an estimated LCR is important for comparability to other financial institutions. For a further discussion on liquidity management and the LCR, refer to the Liquidity Risk Management section of MD&A.

TABLE 3: Non-GAAP Financial Measures—Liquidity Coverage Ratio

As of ($ in millions)	March 31, 2015
High Quality Liquid Assets	$22,078
Estimated net cash outflow	20,351

Estimated Modified LCR	108%

Pre-provision net revenue is net interest income plus noninterest income minus noninterest expense. The Bancorp believes this measure is important because it provides a ready view of the Bancorp’s pre-tax earnings before the impact of provision expense.

The following table reconciles the non-GAAP financial measure of pre-provision net revenue to U.S. GAAP for the three months ended:

TABLE 4: Non-GAAP Financial Measures—Pre-Provision Net Revenue

($ in millions)	March 31, 2015	March 31, 2014
Net interest income (U.S. GAAP)	$847	893
Add: Noninterest income	630	564
Less: Noninterest expense	923	950

Pre-provision net revenue	$554	507

The Bancorp believes return on average tangible common equity is an important measure for comparative purposes with other financial institutions, but is not defined under U.S. GAAP, and therefore is considered a non-GAAP financial measure.

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP for the three months ended:

TABLE 5: Non-GAAP Financial Measures—Return on Average Tangible Common Equity

($ in millions)	March 31, 2015	March 31, 2014
Net income available to common shareholders (U.S. GAAP)	$346	309
Add: Intangible amortization, net of tax	—	1

Tangible net income available to common shareholders	$346	310
Tangible net income available to common shareholders (annualized) (1)	1,403	1,257

Average Bancorp’s shareholders’ equity (U.S. GAAP)	$15,820	14,862
Less: Average preferred stock	(1,331)	(1,034)
Average goodwill	(2,416)	(2,416)
Average intangible assets and other servicing rights	(15)	(19)

Average Tangible common equity (2)	$12,058	11,393

Return on average tangible common equity (1) / (2)	11.6%	11.0

The Bancorp considers various measures when evaluating capital utilization and adequacy, including the tangible equity ratio and tangible common equity ratio, in addition to capital ratios defined by banking regulators. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Because U.S. GAAP does not include capital ratio measures, the Bancorp believes there are no comparable U.S. GAAP financial measures to these ratios. These ratios are not formally defined by U.S. GAAP or codified in the federal banking regulations and, therefore, are considered to be non-GAAP financial measures. Additionally, the Bancorp became subject to the Basel III Final Rule on January 1, 2015. The CET1 capital ratio is a new measure defined by the banking regulatory agencies under the Basel III Final Rule. The CET1 capital ratio has transition provisions that will be phased out over time. The Bancorp is presenting the CET1 capital ratio on a fully-phased in basis for comparative purposes with other organizations. Since analysts and banking regulators may assess the Bancorp’s capital adequacy using these ratios, the Bancorp believes they are useful to provide investors the ability to assess its capital adequacy on the same basis. The Bancorp encourages readers to consider its Condensed Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 6: Non-GAAP Financial Measures—Capital Ratios

As of ($ in millions)	March 31, 2015		December 31, 2014
Total Bancorp shareholders’ equity (U.S. GAAP)		$15,864	15,626
Less: Preferred stock		(1,331)	(1,331)
Goodwill		(2,416)	(2,416)
Intangible assets and other servicing rights		(15)	(16)

Tangible common equity, including unrealized gains / losses		12,102	11,863
Less: AOCI		(588)	(429)

Tangible common equity, excluding unrealized gains / losses (1)		11,514	11,434
Add: Preferred stock		1,331	1,331

Tangible equity (2)		$12,845	12,765

Total assets (U.S. GAAP)		$140,470	138,706
Less: Goodwill		(2,416)	(2,416)
Intangible assets and other servicing rights		(15)	(16)
AOCI, before tax		(905)	(660)

Tangible assets, excluding unrealized gains / losses (3)		$137,134	135,614

Total Bancorp shareholders’ equity (U.S. GAAP)	$	N/A	15,626
Less: Goodwill and certain other intangibles		N/A	(2,476)
AOCI		N/A	(429)
Add: Qualifying TruPS		N/A	60
Other		N/A	(17)

Tier I risk-based capital		N/A	12,764
Less: Preferred stock		N/A	(1,331)
Qualifying TruPS		N/A	(60)
Qualified noncontrolling interests in consolidated subsidiaries		N/A	(1)

Tier I common equity (4)	$	N/A	11,372

	Basel III		Basel I
Risk-weighted assets (5)(a)		$121,310	117,878

Ratios:
Tangible equity (2) / (3)		9.37%	9.41
Tangible common equity (1) / (3)		8.40%	8.43
Tier I common equity (4) / (5)		N/A %	9.65

Basel III Final Rule—Transition to fully phased-in

CET1 capital (transitional)		$11,543	N/A
Less: Adjustments to CET1 capital from transitional to fully phased-in(b)		(13)	N/A

CET1 capital (fully-phased in) (6)		11,530	N/A

Risk-weighted assets (transitional)		121,310	N/A
Add: Adjustments to risk-weighted assets from transitional to fully phased-in(c)		1,182	N/A

Risk-weighted assets (fully-phased in) (7)		$122,492	N/A

Estimated CET1 capital ratio under Basel III Final Rule (fully phased-in) (6) / (7)		9.41%	N/A

(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk-weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in the Bancorp’s total risk-weighted assets.
(b)	Primarily relates to disallowed intangible assets (other than goodwill and MSRs, net of associated deferred tax liabilities).
(c)	Primarily relates to higher risk weighting for MSRs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in Management’s Discussion and Analysis – Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014. No material changes were made to the valuation techniques or models during the three months ended March 31, 2015.

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

Table 7 presents the components of net interest income, net interest margin and net interest rate spread for the three months ended March 31, 2015 and 2014, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income was $852 million for the first quarter of 2015, a decrease of $46 million compared to the first quarter of 2014. For the three months ended March 31, 2015, net interest income was negatively impacted by lower yields on the Bancorp’s interest-earning assets, changes made to the Bancorp’s deposit advance product beginning January 1, 2015 and increases in average money market deposits and average long-term debt of $5.1 billion and $4.1 billion, respectively. These negative impacts were partially offset by increases in average taxable securities and average loans and leases of $2.7 billion and $1.4 billion, respectively, as well as a $2.9 billion decrease in average certificates $100,000 and over compared to the same period in the prior year. The net interest rate spread decreased to 2.68% in the first quarter of 2015 from 3.07% in the same period in 2014 due to a 30 bps decrease in yields on average interest-earnings assets and a 9 bps increase in the rates on average interest-bearing liabilities for the three months ended March 31, 2015.

Net interest margin was 2.86% for the three months ended March 31, 2015 compared to 3.22% for the three months ended March 31, 2014. The decrease of 36 bps was driven primarily by the previously mentioned decrease in the net interest rate spread coupled with a $7.5 billion increase in average interest earning assets, partially offset by increases in average free funding balances.

Interest income from loans and leases decreased $44 million, or five percent, compared to the first quarter of 2014. The decrease from the three months ended March 31, 2014 was primarily the result of a decrease of 26 bps in yields on average loans and leases partially offset by an increase of two percent in average loans and leases. The decrease in yields from the three months ended March 31, 2014 was primarily due to a $25 million decline in interest income on other consumer loans and leases due to changes made to the Bancorp’s deposit advance product beginning January 1, 2015 coupled with a 19 bps decrease in yields on average commercial and industrial loans. The increase in average loans and leases for the three months ended March 31, 2015 was driven primarily by increases of $1.1 billion, or three percent, in average commercial and industrial loans and $1.1 billion, or 97%, in average commercial construction loans, partially offset by a decrease of $735 million, or nine percent, in average commercial mortgage loans compared to the three months ended March 31, 2014. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $21 million, or 12%, compared to the three months ended March 31, 2014, primarily as a result of the aforementioned increase in average taxable securities.

Average core deposits increased $6.7 billion, or seven percent, compared to the first quarter of 2014. The increase was primarily due to increases in average money market deposits, average demand deposits, average interest checking deposits and average other time deposits partially offset by decreases in average savings deposits and average foreign office deposits. The cost of average interest-bearing core deposits increased to 26 bps for the three months ended March 31, 2015 from 25 bps for the three months ended March 31, 2014. Interest expense on average money market deposits increased during the three months ended March 31, 2015 compared to the same period in the prior year driven by a $5.1 billion increase in average money market deposits. Interest expense on average other time deposits increased during the three months ended March 31, 2015 compared to the same period in the prior year primarily due to a 18 bps increase in the rate paid on average other time deposits. These increases were partially offset by a 3 bps and 4 bps decrease in the rates paid on average interest checking deposits and average savings deposits, respectively.

For the three months ended March 31, 2015, interest expense on average wholesale funding increased $19 million, or 31%, compared to the three months ended March 31, 2014, primarily as a result of a increase in interest expense related to long-term debt partially offset by a decrease in interest expense on average certificates $100,000 and over. Interest expense on long-term debt increased due to a $4.1 billion increase in average long-term debt. Interest expense on average certificates $100,000 and over decreased during the three months ended March 31, 2015 compared to the same period in the prior year driven primarily by a $2.9 billion decrease in average certificates $100,000 and over partially offset by a 46 bps increase in the rates paid on average certificates $100,000 and over. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three months ended March 31, 2015 and 2014, average wholesale funding represented 23% of average interest-bearing liabilities. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, refer to the Market Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 7: Condensed Average Balance Sheets and Analysis of Net Interest Income

For the three months ended	March 31, 2015			March 31, 2014			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$41,462	$323	3.16%	$40,409	$334	3.35%	$9	(20)	(11)
Commercial mortgage	7,248	58	3.27	7,983	67	3.43	(6)	(3)	(9)
Commercial construction	2,198	18	3.23	1,118	10	3.48	9	(1)	8
Commercial leases	3,716	27	2.90	3,607	27	3.09	2	(2)	—

Subtotal – commercial	54,624	426	3.16	53,117	438	3.35	14	(26)	(12)

Residential mortgage loans	13,515	128	3.83	13,304	129	3.94	3	(4)	(1)
Home equity	8,802	80	3.66	9,194	85	3.74	(3)	(2)	(5)
Automobile loans	11,933	79	2.68	12,023	85	2.86	(1)	(5)	(6)
Credit card	2,321	59	10.22	2,230	54	9.90	3	2	5
Other consumer loans and leases	464	11	10.79	370	36	39.93	6	(31)	(25)

Subtotal – consumer	37,035	357	3.91	37,121	389	4.26	8	(40)	(32)

Total loans and leases	91,659	783	3.46	90,238	827	3.72	22	(66)	(44)
Securities:
Taxable	23,102	187	3.30	20,385	168	3.33	21	(2)	19
Exempt from income taxes(b)	59	1	5.24	46	1	5.51	—	—	—
Other short-term investments	5,877	4	0.25	2,509	2	0.26	2	—	2

Total interest-earning assets	120,697	975	3.28	113,178	998	3.58	45	(68)	(23)
Cash and due from banks	2,830			2,850
Other assets	15,446			14,478
Allowance for loan and lease losses	(1,322)			(1,576)

Total assets	$137,651			$128,930

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$26,885	$13	0.20%	$25,911	$14	0.23%	$—	(1)	(1)
Savings	15,174	3	0.07	16,903	5	0.11	(1)	(1)	(2)
Money market	17,492	14	0.32	12,439	9	0.28	4	1	5
Foreign office deposits	861	—	0.20	2,017	1	0.29	(1)	—	(1)
Other time deposits	4,022	12	1.17	3,616	9	0.99	1	2	3
Certificates - $100,000 and over	2,683	8	1.16	5,576	10	0.70	(7)	5	(2)
Federal funds purchased	172	—	0.09	547	—	0.10	—	—	—
Other short-term borrowings	1,602	—	0.11	1,808	1	0.10	(1)	—	(1)
Long-term debt	14,448	73	2.02	10,313	51	2.04	22	—	22

Total interest-bearing liabilities	83,339	123	0.60	79,130	100	0.51	17	6	23
Demand deposits	33,760			30,626
Other liabilities	4,693			4,274

Total liabilities	121,792			114,030
Total equity	15,859			14,900

Total liabilities and equity	$137,651			$128,930

Net interest income		$852			$898		$28	(74)	(46)
Net interest margin			2.86%			3.22%
Net interest rate spread			2.68			3.07
Interest-bearing liabilities to interest-earning assets			69.05			69.92

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $5 for the three months ended March 31, 2015 and 2014.

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

The provision for loan and lease losses was $69 million for both the three months ended March 31, 2015 and 2014. The ALLL declined $22 million from December 31, 2014 to $1.3 billion at March 31, 2015. As of March 31, 2015, the ALLL as a percent of portfolio loans and leases decreased to 1.42%, compared to 1.47% at December 31, 2014.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Income

Noninterest income increased $66 million, or 12%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The components of noninterest income are as follows:

TABLE 8: Noninterest Income

	For the three months ended
	March 31,
($ in millions)	2015	2014	% Change
Service charges on deposits	$135	133	2
Investment advisory revenue	108	102	6
Mortgage banking net revenue	86	109	(21)
Card and processing revenue	71	68	4
Corporate banking revenue	63	104	(39)
Other noninterest income	163	41	NM
Securities gains, net	4	7	(43)

Total noninterest income	$630	564	12

Service charges on deposits

Service charges on deposits increased $2 million for the three months ended March 31, 2015 compared to the same period in the prior year. The increase for the three months ended March 31, 2015 was driven by a $1 million increase in consumer deposit revenue primarily due to an increase in consumer overdraft fees and a $1 million increase in commercial deposit revenue due to new customer acquisition and an increase in activity from existing customers.

Investment advisory revenue

Investment advisory revenue increased $6 million for the three months ended March 31, 2015 compared to the same period in 2014, primarily driven by a $3 million increase in private client service fees due to an increase in personal asset management fees and a $3 million increase in recurring securities and brokerage fees driven by higher sales volume. The Bancorp had approximately $308 billion and $302 billion in total assets under care as of March 31, 2015 and 2014, respectively, and managed $27 billion and $26 billion in assets, respectively, for individuals, corporations and not-for-profit organizations as of March 31, 2015 and 2014.

Mortgage banking net revenue

Mortgage banking net revenue decreased $23 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The components of mortgage banking net revenue are as follows:

TABLE 9: Components of Mortgage Banking Net Revenue

	For the three months ended
	March 31,
($ in millions)	2015	2014
Origination fees and gains on loan sales	$44	41
Net mortgage servicing revenue:
Gross mortgage servicing fees	59	62
MSR amortization	(34)	(22)
Net valuation adjustments on MSRs and free-standing derivatives entered into to economically hedge MSRs	17	28

Net mortgage servicing revenue	42	68

Mortgage banking net revenue	$86	109

Origination fees and gains on loan sales increased $3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to a two percent increase in residential mortgage loan originations. Residential mortgage loan originations increased to $1.8 billion during the first quarter of 2015 compared to $1.7 billion during the first quarter of 2014 primarily due to a decrease in interest rates for the three months ended March 31, 2015 compared to the same period in the prior year.

Net mortgage servicing revenue is comprised of gross servicing fees and related servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net mortgage servicing revenue decreased $26 million for the three months ended March 31, 2015 compared to the same period in the prior year, primarily due to an increase in servicing rights amortization and a decrease in net valuation adjustments. Servicing rights amortization increased $12 million during the three months ended March 31, 2015 compared to the same period in the prior year due to decreases in interest rates which caused prepayment speeds to increase.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy are as follows:

TABLE 10: Components of Net Valuation Adjustments on MSRs

	For the three months ended March 31,
($ in millions)	2015	2014
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$65	24
(Provision for) recovery of MSR impairment	(48)	4

Net valuation adjustments on MSR and free-standing derivatives entered into to economically hedge MSRs	$17	28

Mortgage rates decreased during the three months ended March 31, 2015 which caused modeled prepayment speeds to increase, and led to temporary impairment on servicing rights during the three months ended March 31, 2015. Mortgage rates increased during the three months ended March 31, 2014 which caused modeled prepayment speeds to slow, and led to the recovery of temporary impairment on servicing rights during the three months ended March 31, 2014.

Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of MSRs can be found in Note 11 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation on the MSR portfolio. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio.

The Bancorp’s total residential loans serviced as of March 31, 2015 and 2014 were $77.4 billion and $82.2 billion, respectively, with $64.2 billion and $68.9 billion, respectively, of residential mortgage loans serviced for others.

Card and processing revenue

Card and processing revenue increased $3 million for the three months ended March 31, 2015 compared to the same period in the prior year. The increase for the three months ended March 31, 2015 was primarily the result of an increase in the number of actively used cards and an increase in customer spend volume. Debit card interchange revenue, included in card and processing revenue, was $32 million and $30 million for the three months ended March 31, 2015 and 2014, respectively.

Corporate banking revenue

Corporate banking revenue decreased $41 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease compared to the three months ended March 31, 2014 was primarily driven by a $30 million impairment charge related to certain operating lease equipment that was recognized during the first quarter of 2015. The remaining decrease was the result of a decrease in syndication fees as a result of decreased activity in the market. Additionally, the three months ended March 31, 2015 included lower institutional sales revenue and lease remarketing revenue, partially offset by an increase in foreign exchange fees compared to the same period in the prior year.

Other noninterest income

The major components of other noninterest income are as follows:

TABLE 11: Components of Other Noninterest Income

	For the three months ended March 31,
($ in millions)	2015	2014
Valuation adjustment on the warrant associated with Vantiv Holding, LLC	$70	(36)
Gain on loan sales	40	—
Operating lease income	22	21
BOLI income	12	11
Cardholder fees	11	11
Equity method income from interest in Vantiv Holding, LLC	9	14
Consumer loan and lease fees	6	6
Banking center income	5	8
Insurance income	4	3
(Loss) gain on swap associated with the sale of Visa, Inc. class B shares	(17)	1
Other, net	1	2

Total other noninterest income	$163	41

Other noninterest income increased $122 million in the first quarter of 2015 compared to the same period in the prior year. The increase included a positive valuation adjustment on the stock warrant associated with Vantiv Holding, LLC of $70 million for the three months ended March 31, 2015 compared to a negative valuation adjustment of $36 million for the three months ended March 31, 2014. The fair value of the stock warrant is calculated using the Black-Scholes valuation model, which utilizes several key inputs (Vantiv, Inc. stock price, strike price per the warrant and several unobservable inputs). The positive valuation adjustment of $70 million for the three months ended March 31, 2015 was primarily due to an increase of 11% in Vantiv, Inc.’s share price from December 31, 2014 to March 31, 2015. The negative valuation adjustment of $36 million for the three months ended March 31, 2014 was primarily due to a decline of seven percent in Vantiv,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Inc.’s share price from December 31, 2013 to March 31, 2014. Additionally, gain on loan sales increased $40 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to a $37 million gain on the sale of certain HFS residential mortgage loans classified as TDRs during the three months ended March 31, 2015.

The Bancorp recognized a $17 million negative valuation adjustment related to the Visa total return swap for the three months ended March 31, 2015 compared to a positive valuation adjustment of $1 million for the three months ended March 31, 2014. For additional information on the valuation of the warrant associated with the sale of Vantiv Holding, LLC and the valuation of the swap associated with the sale of Visa, Inc. Class B shares, refer to Note 19 of the Notes to Condensed Consolidated Financial Statements. Equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $5 million for the three months ended March 31, 2015 compared to the same period in the prior year, primarily due to a decrease in the Bancorp’s ownership percentage of Vantiv Holding, LLC from approximately 26% at March 31, 2014 to approximately 23% at March 31, 2015 and a decrease in net income of Vantiv Holding, LLC for the three months ended March 31, 2015 compared to the same period in the prior year.

Noninterest Expense

Total noninterest expense decreased $27 million, or three percent, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to a decrease in other noninterest expense, partially offset by increases in personnel costs (salaries, wages and incentives plus employee benefits) and card and processing expense.

The major components of noninterest expense are as follows:

TABLE 12: Noninterest Expense

	For the three months ended March 31,
($ in millions)	2015	2014	% Change
Salaries, wages and incentives	$369	359	3
Employee benefits	99	101	(2)
Net occupancy expense	79	80	(1)
Technology and communications	55	53	4
Card and processing expense	36	31	16
Equipment expense	31	30	3
Other noninterest expense	254	296	(14)

Total noninterest expense	$923	950	(3)

Efficiency ratio	62.3%	64.9

Total personnel costs increased $8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to an increase in incentive compensation. Full time equivalent employees totaled 18,471 at March 31, 2015 compared to 19,080 at March 31, 2014.

The major components of other noninterest expense are as follows:

TABLE 13: Components of Other Noninterest Expense

	For the three months ended March 31,
($ in millions)	2015	2014
Impairment on affordable housing investments	$37	32
Marketing	27	22
Loan and lease	27	29
Operating lease	18	17
FDIC insurance and other taxes	16	28
Losses and adjustments	14	65
Travel	13	12
Professional service fees	12	18
Postal and courier	12	12
Data processing	11	9
Recruitment and education	7	7
Insurance	5	4
Intangible asset amortization	1	1
Benefit from the reserve for unfunded commitments	(5)	(9)
Other, net	59	49

Total other noninterest expense	$254	296

Total other noninterest expense decreased $42 million, or 14%, for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to decreases in losses and adjustments and FDIC insurance and other taxes, partially offset by increases in impairment on affordable housing investments and marketing expense and a decrease in the benefit from the reserve for unfunded commitments. Losses and adjustments decreased $51 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to a $50 million decrease in legal settlements and reserve expense. FDIC insurance and other taxes decreased $12

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to a settlement of a tax liability related to prior years during the first quarter of 2015 and improved credit quality of loans which is a component of the FDIC assessment rate calculation. Impairment on affordable housing investments increased $5 million for the three months ended March 31, 2015 compared to the same period in the prior year, due to incremental losses resulting from previous growth in the portfolio. Marketing expense increased $5 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to an increase in advertising costs. The benefit from the reserve for unfunded commitments was $5 million for the three months ended March 31, 2015 compared to $9 million for the same period in prior year. The decrease in the benefit recognized reflects an increase in unfunded commitments for which the Bancorp holds reserves.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 62.3% for the three months ended March 31, 2015 compared to 64.9% for the three months ended March 31, 2014.

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 14: Applicable Income Taxes

	For the three months ended March 31,
($ in millions)	2015	2014
Income before income taxes	$485	438
Applicable income tax expense	124	119
Effective tax rate	25.6%	27.3

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

The decrease in the effective tax rate for the three months ended March 31, 2015 compared to the same period in the prior year included the benefit from an increase in the amount of 2015 forecasted income tax credits.

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees and directors. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised and where the Bancorp has not accumulated an excess tax benefit for previously exercised or released stock-based awards, the Bancorp is required to recognize a non-cash charge to income tax expense upon the write-off of the deferred tax asset previously established for these stock-based awards. Based on the accumulated excess tax benefit at March 31, 2015, the Bancorp was not required to recognize a non-cash charge to income tax expense related to stock-based awards for the three months ended March 31, 2015.

Based on the Bancorp’s stock price at March 31, 2015 and the Bancorp’s accumulation of an excess tax benefit through the period ended March 31, 2015, the Bancorp does not believe it will be required to recognize a non-cash charge to income tax expense over the next twelve months related to stock-based awards. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future. Therefore, it is possible the Bancorp may be required to recognize a non-cash charge to income tax expense in the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies loans and leases based upon their primary purpose. Table 15 summarizes end of period loans and leases, including loans held for sale and Table 16 summarizes average total loans and leases, including loans held for sale.

TABLE 15: Components of Total Loans and Leases (includes held for sale)

	March 31, 2015		December 31, 2014
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$42,062	46	40,801	45
Commercial mortgage loans	7,210	8	7,410	8
Commercial construction loans	2,303	3	2,071	2
Commercial leases	3,787	4	3,721	4

Subtotal – commercial	55,362	61	54,003	59

Consumer:
Residential mortgage loans	13,258	14	13,582	15
Home equity	8,714	9	8,886	10
Automobile loans	11,873	13	12,037	13
Credit card	2,291	2	2,401	3
Other consumer loans and leases	470	1	436	—

Subtotal – consumer	36,606	39	37,342	41

Total loans and leases	$91,968	100	91,345	100

Total portfolio loans and leases (excludes loans held for sale)	$91,244		90,084

Loans and leases, including loans held for sale, increased $623 million, or one percent, from December 31, 2014. The increase from December 31, 2014 was the result of a $1.4 billion, or three percent, increase in commercial loans and leases partially offset by a $736 million, or two percent, decrease in consumer loans and leases.

Commercial loans and leases increased from December 31, 2014 primarily due to increases in commercial and industrial loans and commercial construction loans partially offset by a decrease in commercial mortgage loans. Commercial and industrial loans increased $1.3 billion, or three percent, from December 31, 2014 and commercial construction loans increased $232 million, or 11%, from December 31, 2014 primarily as a result of an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. Commercial mortgage loans decreased $200 million, or three percent, from December 31, 2014 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Consumer loans and leases decreased from December 31, 2014 primarily due to decreases in residential mortgage loans, home equity, automobile loans and credit card loans. Residential mortgage loans decreased $324 million, or two percent, from December 31, 2014 primarily due to a $568 million decrease in held for sale loan balances driven by the sale of certain TDR loans during the first quarter of 2015. This decrease was partially offset by the continued retention of certain shorter term residential mortgage loans originated through the Bancorp’s retail branches and the continued retention of certain conforming ARMs and certain other fixed-rate loans originated during the three months ended March 31, 2015. Home equity decreased $172 million, or two percent, from December 31, 2014 as payoffs exceeded new loan production. Automobile loans decreased $164 million, or one percent, from December 31, 2014 driven by continued run-off of the existing portfolio. Credit card loans decreased $110 million, or five percent, from December 31, 2014 primarily due to seasonal trends from the paydown of year-end balances which were higher due to holiday spending.

TABLE 16: Components of Average Total Loans and Leases (includes held for sale)

	March 31, 2015		March 31, 2014
For the three months ended ($ in millions)	Balance	% of Total	Balance	% of Total
Commercial:
Commercial and industrial loans	$41,462	45	40,409	46
Commercial mortgage loans	7,248	8	7,983	9
Commercial construction loans	2,198	3	1,118	1
Commercial leases	3,716	4	3,607	4

Subtotal – commercial	54,624	60	53,117	60

Consumer:
Residential mortgage loans	13,515	15	13,304	15
Home equity	8,802	10	9,194	10
Automobile loans	11,933	13	12,023	13
Credit card	2,321	2	2,230	2
Other consumer loans and leases	464	—	370	—

Subtotal – consumer	37,035	40	37,121	40

Total average loans and leases	$91,659	100	90,238	100

Total average portfolio loans and leases (excludes loans held for sale)	$90,508		89,530

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average loans and leases, including loans held for sale, increased $1.4 billion, or two percent, from March 31, 2014. The increase from March 31, 2014 was the result of a $1.5 billion, or three percent, increase in average commercial loans and leases partially offset by a $86 million decrease in average consumer loans and leases.

Average commercial loans and leases increased from March 31, 2014 primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial loans increased $1.1 billion, or three percent, from March 31, 2014 and average commercial construction loans increased $1.1 billion, or 97%, from March 31, 2014 as a result of an increase in new loan origination activity resulting from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage loans decreased $735 million, or nine percent, from March 31, 2014 due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average consumer loans and leases decreased from March 31, 2014 primarily due to a decrease in average home equity partially offset by increases in average residential mortgage loans and average other consumer loans and leases. Average home equity decreased $392 million, or four percent, from March 31, 2014 as payoffs exceeded new loan production. Average residential mortgage loans increased $211 million, or two percent, from March 31, 2014 primarily driven by the continued retention of certain shorter term residential mortgage loans originated through the Bancorp’s retail branches and the continued retention of certain conforming ARMs and certain other fixed-rate loans. Average other consumer loans and leases increased $94 million, or 25%, from March 31, 2014 driven by an increase in new loan originations.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. Total investment securities were $27.0 billion and $23.0 billion at March 31, 2015 and December 31, 2014, respectively. The taxable investment securities portfolio had an effective duration of 4.3 years at March 31, 2015 compared to 4.5 years at December 31, 2014.

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

At March 31, 2015, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. Securities classified as below investment grade were immaterial as of March 31, 2015 and December 31, 2014. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. The Bancorp recognized $1 million and $17 million of OTTI on its available-for-sale and other debt securities included in securities gains, net, in the Bancorp’s Condensed Consolidated Statements of Income during the three months ended March 31, 2015 and 2014, respectively. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or its held-to-maturity debt securities during the three months ended March 31, 2015 and 2014.

TABLE 17: Components of Investment Securities

	March 31,	December 31,
As of ($ in millions)	2015	2014
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and federal agencies securities	$1,545	1,545
Obligations of states and political subdivisions securities	185	185
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	14,486	11,968
Agency commercial mortgage-backed securities	5,261	4,465
Non-agency commercial mortgage-backed securities	1,928	1,489
Asset-backed securities and other debt securities	1,371	1,324
Equity securities(b)	699	701

Total available-for-sale and other securities	$25,475	21,677

Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions securities	$176	186
Asset-backed securities and other debt securities	1	1

Total held-to-maturity securities	$177	187

Trading: (fair value)
U.S. Treasury and federal agencies securities	$19	14
Obligations of states and political subdivisions securities	55	8
Mortgage-backed securities:
Agency residential mortgage-backed securities	4	9
Asset-backed securities and other debt securities	15	13
Equity securities(b)	299	316

Total trading securities	$392	360

(a)	Includes interest-only mortgage-backed securities of $158 and $175 as of March 31, 2015 and December 31, 2014, respectively, recorded at fair value with fair value changes recorded in securities gains, net in the Condensed Consolidated Financial Statements.
(b)	Equity securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On an amortized cost basis, available-for-sale and other securities increased $3.8 billion, or 18%, from December 31, 2014 primarily due to increases in agency residential mortgage-backed securities, agency commercial mortgage-backed securities and non-agency commercial mortgage-backed securities. Agency residential mortgage-backed securities increased $2.5 billion, or 21%, from December 31, 2014 primarily due to the purchase of $3.7 billion of agency residential mortgage-backed securities partially offset by sales of $599 million and paydowns of $626 million during the three months ended March 31, 2015. Agency commercial mortgage-backed securities increased $796 million, or 18%, from December 31, 2014 primarily due to $1.4 billion in purchases of agency commercial mortgage-backed securities partially offset by $574 million in sales and $25 million in paydowns on the portfolio during the three months ended March 31, 2015. Non-agency commercial mortgage-backed securities increased $439 million, or 29%, from December 31, 2014 primarily due to $480 million in purchases of non-agency commercial mortgage-backed securities partially offset by $37 million in paydowns on the portfolio during the three months ended March 31, 2015.

On an amortized cost basis, available-for-sale and other securities were 21% and 18% of total interest-earning assets at March 31, 2015 and December 31, 2014, respectively. The estimated weighted-average life of the debt securities in the available-for-sale and other portfolio was 5.7 years at March 31, 2015 compared to 5.8 years at December 31, 2014. In addition, at March 31, 2015, the available-for-sale and other securities portfolio had a weighted-average yield of 3.27%, compared to 3.31% at December 31, 2014.

Information presented in Table 18 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using historical cost balances. Maturity and yield calculations for the total available-for-sale and other portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale and other securities portfolio were $934 million at March 31, 2015 compared to $731 million at December 31, 2014. The increase from December 31, 2014 was primarily due to a decrease in interest rates during the three months ended March 31, 2015. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

TABLE 18: Characteristics of Available-for-Sale and Other Securities

As of March 31, 2015 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life of one year or less	$51	52	0.8	2.98%
Average life 1 – 5 years	1,494	1,575	1.8	3.64

Total	1,545	1,627	1.8	3.62
Obligations of states and political subdivisions securities:(a)
Average life of one year or less	64	65	0.4	1.19
Average life 1 – 5 years	86	89	3.1	3.93
Average life 5 – 10 years	30	32	7.6	3.67
Average life greater than 10 years	5	6	10.1	3.78

Total	185	192	3.1	2.93
Agency residential mortgage-backed securities:
Average life of one year or less	38	39	0.5	4.98
Average life 1 – 5 years	5,286	5,572	4.1	3.93
Average life 5 – 10 years	8,750	8,974	5.9	3.13
Average life greater than 10 years	412	440	12.9	3.69

Total	14,486	15,025	5.4	3.44
Agency commercial mortgage-backed securities:
Average life 1 – 5 years	740	763	4.5	2.80
Average life 5 – 10 years	4,521	4,684	7.5	2.98

Total	5,261	5,447	7.1	2.95
Non-agency commercial mortgage-backed securities:
Average life of one year or less	49	49	0.8	2.69
Average life 1 – 5 years	657	673	2.5	2.80
Average life 5 – 10 years	1,222	1,292	7.7	3.40

Total	1,928	2,014	5.8	3.18
Asset-backed securities and other debt securities:
Average life of one year or less	97	102	0.2	2.17
Average life 1 – 5 years	534	545	2.9	2.79
Average life 5 – 10 years	245	253	6.9	1.86
Average life greater than 10 years	495	502	14.6	2.12

Total	1,371	1,402	7.7	2.33
Equity securities	699	702

Total available-for-sale and other securities	$25,475	26,409	5.7	3.27%

(a)	Taxable-equivalent yield adjustments included in the above table are 0.00%, 0.00%, 1.95%, 2.01% and 0.37% for securities with an average life of 1 year or less, 1-5 years, 5-10 years, greater than 10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 72% and 71% of the Bancorp’s asset funding base at March 31, 2015 and December 31, 2014, respectively.

TABLE 19: Deposits

	March 31, 2015		December 31, 2014
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$35,343	34	34,809	34
Interest checking	27,191	26	26,800	26
Savings	15,355	15	15,051	15
Money market	18,105	18	17,083	17
Foreign office	811	1	1,114	1

Transaction deposits	96,805	94	94,857	93
Other time	4,044	4	3,960	4

Core deposits	100,849	98	98,817	97
Certificates-$100,000 and over(a)	2,566	2	2,895	3

Total deposits	$103,415	100	101,712	100

(a)	Includes $1,518 and $1,483 of certificates $250,000 and over as of March 31, 2015 and December 31, 2014, respectively.

Core deposits increased $2.0 billion, or two percent, from December 31, 2014 driven by an increase of $1.9 billion, or two percent, in transaction deposits. Total transaction deposits increased from December 31, 2014 due to increases in money market deposits, demand deposits, interest checking deposits and savings deposits, partially offset by a decrease in foreign office deposits. Money market deposits increased $1.0 billion, or six percent, from December 31, 2014 driven primarily by a promotional product offering and the acquisition of new customers. Demand deposits increased $534 million, or two percent, from December 31, 2014 primarily due to higher balances per account for commercial customers and consumer customer seasonality. Interest checking deposits increased $391 million, or one percent, primarily due to the acquisition of new commercial customers. Savings deposits increased $304 million, or two percent, from December 31, 2014 primarily due to consumer customer seasonality. Foreign office deposits decreased $303 million, or 27%, primarily due to lower balances per account.

The Bancorp uses certificates $100,000 and over as a method to fund earning assets. At March 31, 2015, certificates $100,000 and over decreased $329 million, or 11%, compared to December 31, 2014 primarily due to the maturity and run-off of retail and institutional certificates of deposit during the three months ended March 31, 2015.

The following table presents average deposits for the three months ended:

TABLE 20: Average Deposits

	March 31, 2015		March 31, 2014
		% of		% of
($ in millions)	Balance	Total	Balance	Total
Demand	$33,760	33	30,626	31
Interest checking	26,885	27	25,911	27
Savings	15,174	15	16,903	17
Money market	17,492	17	12,439	13
Foreign office	861	1	2,017	2

Transaction deposits	94,172	93	87,896	90
Other time	4,022	4	3,616	4

Core deposits	98,194	97	91,512	94
Certificates - $100,000 and over(a)	2,683	3	5,576	6

Total average deposits	$100,877	100	97,088	100

(a)	Includes $1,501 and $1,352 of average certificates $250,000 and over as of March 31, 2015 and 2014, respectively.

On an average basis, core deposits increased $6.7 billion, or seven percent, from March 31, 2014 due to an increase of $6.3 billion, or seven percent, in average transaction deposits and an increase of $406 million, or 11%, in average other time deposits. The increase in average transaction deposits was driven by increases in average money market deposits, average demand deposits and average interest checking deposits, partially offset by decreases in average savings deposits and foreign office deposits. Average money market deposits increased $5.1 billion, or 41%, from March 31, 2014 primarily driven by a promotional product offering, an increase in average commercial account balances and new commercial customer accounts. The remaining increase in average money market deposits was due to a balance migration from savings deposits which decreased $1.7 billion, or 10%, from March 31, 2014. Average demand deposits increased $3.1 billion, or 10%, from March 31, 2014 primarily due to an increase in average commercial account balances and new commercial customer accounts. Average interest checking deposits increased $974 million, or four percent, from March 31, 2014 primarily due to an increase in average balance per account and new commercial customer accounts. Average foreign office deposits decreased $1.2 billion, or 57%, primarily due to lower average balances per account. Average other time deposits increased $406 million, or 11%, from March 31, 2014 primarily from the acquisition of new customers due to promotional interest rates since March 31, 2014. Average certificates $100,000 and over decreased $2.9 billion, or 52%, from March 31, 2014 due primarily to the maturity and run-off of retail and institutional certificates of deposit since March 31, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual maturities

The contractual maturities of certificates $100,000 and over as of March 31, 2015 are summarized in the following table:

TABLE 21: Contractual Maturities of Certificates—$100,000 and over

($ in millions)
Three months or less	$318
After three months through six months	155
After six months through 12 months	305
After 12 months	1,788

Total	$2,566

The contractual maturities of other time deposits and certificates $100,000 and over as of March 31, 2015 are summarized in the following table:

TABLE 22: Contractual Maturities of Other Time Deposits and Certificates $100,000 and over

($ in millions)
Next 12 months	$2,006
13-24 months	1,581
25-36 months	1,187
37-48 months	386
49-60 months	1,267
After 60 months	183

Total	$6,610

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Borrowings

Total borrowings decreased $999 million, or six percent, from December 31, 2014. Table 23 summarizes the end of period components of total borrowings. As of March 31, 2015, total borrowings as a percentage of interest-bearing liabilities were 19% compared to 20% at December 31, 2014.

TABLE 23: Borrowings

As of ($ in millions)	March 31, 2015	December 31, 2014
Federal funds purchased	$200	144
Other short-term borrowings	1,413	1,556
Long-term debt	14,055	14,967

Total borrowings	$15,668	16,667

Federal funds purchased increased $56 million, or 39%, from December 31, 2014 driven by an increase in excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings decreased $143 million, or nine percent, from December 31, 2014 driven by a decrease in commercial repurchase agreements partially offset by an increase in cash held as collateral related to derivative agreements with various counterparties. Additionally, the utilization of short-term funding remained low during the first quarter of 2015 due to strong deposit growth and to comply with regulatory standards which require greater dependency on long-term and stable funding. Long-term debt decreased by $912 million, or six percent, from December 31, 2014 primarily driven by the maturity of $500 million of subordinated fixed-rate bank notes and $451 million of paydowns on long-term debt associated with automobile loan securitizations. For additional information regarding automobile securitizations, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.

The following table presents average borrowings for the three months ended:

TABLE 24: Average Borrowings

($ in millions)	March 31, 2015	March 31, 2014
Federal funds purchased	$172	547
Other short-term borrowings	1,602	1,808
Long-term debt	14,448	10,313

Total average borrowings	$16,222	12,668

Average total borrowings increased $3.6 billion, or 28%, compared to March 31, 2014, due to an increase in average long-term debt partially offset by decreases in average federal funds purchased and average other short-term borrowings. The increase in average long-term debt of $4.1 billion, or 40%, was driven by the issuances of $1.5 billion and $850 million of unsecured senior bank notes during the second and third quarters of 2014, respectively, as well as the combined issuance of asset-backed securities by consolidated VIEs of $2.5 billion related to automobile loan securitizations during the second and fourth quarters of 2014. The impact of these issuances was partially offset by the aforementioned maturity of subordinated fixed-rate bank notes and paydowns on long-term debt associated with automobile loan securitizations since the first quarter of 2014. The level of average federal funds purchased and average other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Additionally, the utilization of short-term funding remained low throughout 2014 and during the first quarter of 2015 due to strong deposit growth and to comply with regulatory standards which require greater dependency on long-term and stable funding. Information on the average rates paid on borrowings is discussed in the net interest income section of MD&A. In addition, refer to the Liquidity Risk Management section for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Additional information on each business segment is included in Note 20 of the Notes to Condensed Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices or businesses change.

The Bancorp manages interest rate risk centrally at the corporate level and employs an FTP methodology at the business segment level. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through loan and deposit products. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the U.S. swap curve. Matching duration allocates interest income and interest expense to each business segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the Bancorp benefits from the widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit-providing businesses, such as Branch Banking and Investment Advisors, on a duration-adjusted basis. The net impact of the FTP methodology is captured in General Corporate and Other.

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2015 to reflect the current market rates and updated duration assumptions. These rates were generally lower than those in place during 2014, thus net interest income for deposit providing businesses was negatively impacted for the three months ended March 31, 2015.

The business segments are charged provision expense based on the actual net charge-offs experienced on the loans and leases owned by each business segment. Provision expense attributable to loan and lease growth and changes in ALLL factors are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit.

The results of operations and financial position for the three months ended March 31, 2014 were adjusted to reflect the transfer of certain customers and Bancorp employees from Commercial Banking to Branch Banking, effective January 1, 2015. In addition, the prior year balances were adjusted to reflect a change in internal allocation methodology.

Net income (loss) by business segment is summarized in the following table:

TABLE 25: Business Segment Net Income Available to Common Shareholders

	For the three months ended March 31,
($ in millions)	2015	2014
Income Statement Data
Commercial Banking	$163	158
Branch Banking	77	85
Consumer Lending	48	(6)
Investment Advisors	12	17
General Corporate and Other	61	65

Net income	361	319
Less: Net income attributable to noncontrolling interests	—	1

Net income attributable to Bancorp	361	318
Dividends on preferred stock	15	9

Net income available to common shareholders	$346	309

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 26: Commercial Banking

	For the three months ended
	March 31,
($ in millions)	2015	2014
Income Statement Data
Net interest income (FTE)(a)	$397	403
Provision for loan and lease losses	33	98
Noninterest income:
Service charges on deposits	70	67
Corporate banking revenue	62	104
Other noninterest income	42	37
Noninterest expense:
Salaries, incentives and employee benefits	80	82
Other noninterest expense	277	251

Income before taxes	181	180
Applicable income tax expense(a)(b)	18	22

Net income	$163	158

Average Balance Sheet Data
Commercial loans, including held for sale	$51,481	49,723
Demand deposits	19,959	17,625
Interest checking deposits	9,245	8,284
Savings and money market deposits	6,053	5,760
Other time deposits and certificates-$100,000 and over	1,337	1,347
Foreign office deposits	852	2,006

(a)	Includes FTE adjustments of $5 for both the three months ended March 31, 2015 and 2014.
(b)	Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Net income was $163 million for the three months ended March 31, 2015 compared to net income of $158 million for the three months ended March 31, 2014. The increase in net income was driven by a decrease in the provision for loan and lease losses partially offset by decreases in net interest income and noninterest income and an increase in noninterest expense.

Net interest income decreased $6 million for the three months ended March 31, 2015 compared to the same period in the prior year. The decrease was driven primarily by a decline in yields of 22 bps on average commercial and industrial loans for the three months ended March 31, 2015 compared to the same period in 2014. This was partially offset by an increase in FTP credits due to an increase in average demand deposits.

Provision for loan and lease losses decreased $65 million for the three months ended March 31, 2015 compared to the same period in the prior year due to improved credit metrics. Net charge-offs as a percent of average portfolio loans and leases decreased to 26 bps for the three months ended March 31, 2015 compared to 80 bps for the same period in the prior year.

Noninterest income decreased $34 million for the three months ended March 31, 2015 compared to the same period in the prior year. The decrease was driven by a decrease in corporate banking revenue partially offset by increases in other noninterest income and service charges on deposits. Corporate banking revenue decreased $42 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily driven by a $30 million impairment charge related to certain operating lease equipment that was recognized during the first quarter of 2015. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information. The decrease was also driven by decreases in syndication fees as a result of decreased activity in the market and lower institutional sales revenue, partially offset by an increase in foreign exchange fees compared to the same period in the prior year. Other noninterest income increased $5 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to increases in gains on loan sales and operating lease income. Service charges on deposits increased $3 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to the acquisition of new customers.

Noninterest expense increased $24 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily driven by an increase in other noninterest expense. Other noninterest expense increased $26 million for the three months ended March 31, 2015 driven primarily by an increase in corporate overhead allocations and an increase in impairment on affordable housing investments due to incremental losses from previous growth in the portfolio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans increased $1.8 billion for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial portfolio loans and average commercial construction portfolio loans both increased $1.1 billion for the three months ended March 31, 2015 compared to the same period in the prior year primarily as a result of an increase in new loan origination activity resulting from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage portfolio loans decreased $572 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average core deposits increased $2.4 billion for the three months ended March 31, 2015 compared to the same period in the prior year. The increase was primarily driven by increases in average demand deposits and average interest checking balances which increased $2.3 billion and $961 million, respectively, for the three months ended March 31, 2015 compared to the same period in the prior year. The increase in average core deposits was partially offset by a decrease in average foreign deposits of $1.2 billion for the three months ended March 31, 2015 compared to the same period in the prior year.

Branch Banking

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,303 full-service Banking Centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 27: Branch Banking

	For the three months ended
	March 31,
($ in millions)	2015	2014
Income Statement Data
Net interest income	$377	391
Provision for loan and lease losses	42	45
Noninterest income:
Service charges on deposits	65	65
Card and processing revenue	55	51
Investment advisory revenue	39	36
Other noninterest income	17	22
Noninterest expense:
Salaries, incentives and employee benefits	135	140
Net occupancy and equipment expense	61	61
Card and processing expense	34	29
Other noninterest expense	162	160

Income before taxes	119	130
Applicable income tax expense	42	45

Net income	$77	85

Average Balance Sheet Data
Consumer loans, including held for sale	$14,657	15,102
Commercial loans, including held for sale	1,990	2,294
Demand deposits	12,185	11,529
Interest checking deposits	9,112	9,275
Savings and money market deposits	25,530	22,750
Other time deposits and certificates - $100,000 and over	5,054	4,491

Net income was $77 million for the three months ended March 31, 2015 compared to net income of $85 million for the three months ended March 31, 2014. The decrease was driven by a decrease in net interest income partially offset by a decrease in the provision for loan and lease losses.

Net interest income decreased $14 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily driven by changes made to the Bancorp’s deposit advance product beginning January 1, 2015 and a decline in yields of 15 bps on average commercial loans. These decreases were partially offset by a decrease in FTP charges on loans and leases due to a decrease in average balances and increases in FTP credits for demand deposits and other time deposits driven by average deposit growth and an increase in FTP credits for interest checking deposits due to an increase in FTP credit rates for this product.

Provision for loan and lease losses for the three months ended March 31, 2015 decreased $3 million compared to the same period in the prior year as a result of improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 103 bps for the three months ended March 31, 2015 compared to 105 bps for the same period in the prior year.

Noninterest income increased $2 million for the three months ended March 31, 2015 compared to the same period in the prior year. The increase was primarily driven by increases in card and processing revenue and investment advisory revenue partially offset by a decrease in

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

other noninterest income. Card and processing revenue increased $4 million for the three months ended March 31, 2015 compared to the same period in the prior year as a result of an increase in the number of actively used cards and an increase in customer spend volume. Investment advisory revenue increased $3 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to an increase in recurring securities and brokerage fees driven by higher sales volume. Other noninterest income decreased $5 million for the three months ended March 31, 2015 compared to the same period in the prior year driven by $4 million in impairment charges in the first quarter of 2015 for branches and land.

Noninterest expense increased $2 million for the three months ended March 31, 2015 compared to the same period in the prior year. The increase was primarily driven by increases in card and processing expense and other noninterest expense partially offset by a decrease in salaries, incentives and employee benefits. Card and processing expense increased $5 million for the three months ended March 31, 2015 compared to the same period in the prior year driven by higher rewards expense relating to credit cards and increased fraud-related expenses. Other noninterest expense increased $2 million for the three months ended March 31, 2015 compared to the same period in the prior year due to higher operational losses. Salaries, incentives and employee benefits decreased $5 million for the three months ended March 31, 2015 compared to the same period in the prior year driven by a decrease in employee benefits expense due to a change in the Bancorp’s employee benefit plan implemented in 2015.

Average consumer loans decreased $445 million for the three months ended March 31, 2015 compared to the same period in the prior year. The decrease was primarily driven by decreases in average residential mortgage loans and average home equity loans of $269 million and $204 million, respectively, for the three months ended March 31, 2015 compared to the same period in the prior year as payoffs exceeded new loan production. Average commercial loans decreased $304 million for the three months ended March 31, 2015 compared to the same period in the prior year. The decrease was primarily driven by decreases in average commercial mortgage loans and average commercial and industrial loans of $186 million and $126 million, respectively, for the three months ended March 31, 2015 compared to the same period in the prior year as payoffs exceeded new loan production.

Average core deposits increased $3.7 billion for the three months ended March 31, 2015 compared to the same period in the prior year primarily driven by net growth in average savings and money market deposits of $2.8 billion and growth in average demand deposits and average other time deposits of $656 million and $405 million, respectively, due to an increase in average balances and new customer accounts.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 28: Consumer Lending

	For the three months ended
	March 31,
($ in millions)	2015	2014
Income Statement Data
Net interest income	$63	64
Provision for loan and lease losses	14	25
Noninterest income:
Mortgage banking net revenue	85	108
Other noninterest income	44	11
Noninterest expense:
Salaries, incentives and employee benefits	45	50
Other noninterest expense	59	117

Income (loss) before taxes	74	(9)
Applicable income tax expense (benefit)	26	(3)

Net income (loss)	$48	(6)

Average Balance Sheet Data
Residential mortgage loans, including held for sale	$9,032	8,819
Home equity	452	523
Automobile loans	11,422	11,453
Other consumer loans, including held for sale	24	26

Net income was $48 million for the three months ended March 31, 2015 compared to a net loss of $6 million for the same period in the prior year. The increase was driven by decreases in noninterest expense and the provision for loan and lease losses and an increase in noninterest income.

Net interest income decreased $1 million for the three months ended March 31, 2015 compared to the same period in the prior year. The decrease was primarily driven by lower yields on average residential mortgage loans and average automobile loans partially offset by a decrease in FTP charges on loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for loan and lease losses decreased $11 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to improved delinquency metrics on residential mortgage loans and home equity loans. Net charge-offs as a percent of average portfolio loans and leases decreased to 29 bps for the three months ended March 31, 2015 compared to 51 bps for the same period in the prior year.

Noninterest income increased $10 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to an increase in other noninterest income partially offset by a decrease in mortgage banking net revenue. Other noninterest income increased $33 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily driven by a $37 million gain on the sale of held for sale residential mortgage loans classified as TDRs. Mortgage banking net revenue decreased $23 million for the three months ended March 31, 2015 compared to the same period in the prior year. The decrease was due to a $26 million decline in net mortgage servicing revenue partially offset by a $3 million increase in mortgage origination fees and gains on loan sales. Refer to the Noninterest Income section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense decreased $63 million for the three months ended March 31, 2015 compared to the same period in the prior year driven by decreases in other noninterest expense and salaries, incentives and employee benefits. Other noninterest expense decreased $58 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to decreased legal expenses and operational losses. Salaries, incentives and employee benefits decreased $5 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily driven by a decrease in employee benefits expense due to a change in the Bancorp’s employee benefit plan implemented in 2015 as well as a decrease in base compensation due to the exit of the broker origination channel during 2014.

Average consumer loans and leases increased $109 million for the three months ended March 31, 2015 compared to the same period in the prior year. Average residential mortgage loans increased $213 million compared to the same period in the prior year primarily driven by the continued retention of certain conforming ARMs and certain other fixed-rate loans originated since the first quarter of 2014. Average home equity loans decreased $71 million for the three months ended March 31, 2015 compared to the same period in the prior year as payoffs exceeded new loan production.

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

The following table contains selected financial data for the Investment Advisors segment:

TABLE 29: Investment Advisors

	For the three months ended
	March 31,
($ in millions)	2015	2014
Income Statement Data
Net interest income	$29	32
Provision for loan and lease losses	2	—
Noninterest income:
Investment advisory revenue	105	100
Other noninterest income	2	3
Noninterest expense:
Salaries, incentives and employee benefits	44	43
Other noninterest expense	71	67

Income before taxes	19	25
Applicable income tax expense	7	8

Net income	$12	17

Average Balance Sheet Data
Loans and leases	$2,495	2,209
Core deposits	9,791	9,557

Net income was $12 million for the three months ended March 31, 2015 compared to net income of $17 million for the same period in the prior year. The decrease in net income was primarily due to a decrease in net interest income and increases in the provision for loan and lease losses and noninterest expense partially offset by an increase in noninterest income.

Net interest income decreased $3 million for the three months ended March 31, 2015 compared to the same period in the prior year due to increases in FTP charges on loans and leases and an increase in interest expense on core deposits both driven by increases in average balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for loan and leases losses increased $2 million for the three months ended March 31, 2015 compared to the same period in the prior year. Net charge-offs as a percent of average portfolio loans and leases increased to 27 bps for the three months ended March 31, 2015 compared to 7 bps for the same period in the prior year.

Noninterest income increased $4 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily driven by a $5 million increase in investment advisory revenue. The increase in investment advisory revenue was driven by increases in private client services revenue driven by growth in personal asset management fees and an increase in recurring securities and brokerage fees driven by higher sales volume.

Noninterest expense increased $5 million for the three months ended March 31, 2015 compared to the same period in the prior year driven by an increase in other noninterest expense of $4 million primarily due to an increase in corporate overhead allocations and higher operational losses.

Average portfolio loans and leases increased $286 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to increases in average residential mortgage loans and average other consumer loans, primarily driven by an increase in new loan origination activity, partially offset by a decrease in average home equity loans as payoffs exceeded new loan production. Average core deposits increased $234 million for the three months ended March 31, 2015 compared to the same period in the prior year primarily due to growth in interest checking as customers have opted to maintain excess funds in liquid transaction accounts as a result of interest rates remaining near historic lows.

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

Results for the three months ended March 31, 2015 and 2014 were impacted by a benefit of $22 million and $99 million, respectively, due to reductions in the ALLL. Net interest income decreased from $8 million for the three months ended March 31, 2014 to negative net interest income of $14 million for the three months ended March 31, 2015 primarily due to increases in FTP credits on deposits allocated to business segments driven by an increase of $3.8 billion in average deposits. The remaining decrease in net interest income was due to an increase in interest expense on long-term debt and a decrease in the benefit related to the FTP charges on loans and leases, partially offset by an increase in interest income on taxable securities. Noninterest income increased $87 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in noninterest income included the impact of the positive valuation adjustment on the stock warrant associated with Vantiv Holding, LLC of $70 million for the three months ended March 31, 2015 compared to the negative valuation adjustment of $36 million for the three months ended March 31, 2014. This benefit was partially offset by $17 million in negative valuation adjustments related to the Visa total return swap for the three months ended March 31, 2015 compared to $1 million in positive valuation adjustments for the three months ended March 31, 2014.

Noninterest expense for the three months ended March 31, 2015 and 2014 was a benefit of $7 million and $15 million, respectively. The decrease in the benefit was primarily due to increases in salaries, incentives and employee benefits partially offset by a decrease in FDIC insurance and other taxes.

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

Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. The primary committee responsible for the oversight of risk management is the ERMC. Committees accountable to the ERMC, which support the core risk programs, are the Corporate Credit Committee, the Operational Risk Committee, the Management Compliance Committee, the Asset/Liability Committee and the Enterprise Marketing Committee. Other committees accountable to the ERMC oversee the ALLL, capital and CRA/fair lending functions. In addition, the Legal and Regulatory Reserve Committee, which is accountable to the Operational Risk Committee, reviews and monitors significant legal and regulatory matters to ensure that accruals for potential litigation losses are established when such losses are both probable and subject to reasonable estimation. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

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

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. The Bancorp defines potential problem loans and leases as those rated substandard that do not meet the definition of a nonperforming asset or a restructured loan. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions.

The following tables provide a summary of potential problem loans and leases:

TABLE 30: Potential Problem Loans and Leases

As of March 31, 2015 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,035	1,042	1,416
Commercial mortgage	228	229	231
Commercial construction	7	7	10
Commercial leases	29	29	29

Total	$1,299	1,307	1,686

TABLE 31: Potential Problem Loans and Leases

As of December 31, 2014 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,022	1,028	1,344
Commercial mortgage	272	273	273
Commercial construction	7	7	11
Commercial leases	29	29	29

Total	$1,330	1,337	1,657

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for modeling expected losses. The dual risk rating system includes thirteen probabilities of default grade categories and an additional six grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-category risk rating system. The Bancorp has completed

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

significant validation and testing of the dual risk rating system as a commercial credit risk management tool. The Bancorp is assessing the necessary modifications to the dual risk rating system outputs to develop a U.S. GAAP compliant ALLL model and will make a decision on the use of modified dual risk ratings for purposes of determining the Bancorp’s ALLL once the FASB has issued a final standard regarding proposed methodology changes to the determination of credit impairment as outlined in the FASB’s Proposed ASU-Financial Instruments-Credit Losses (Subtopic 825-15) issued on December 20, 2012. Scoring systems, various analytical tools and portfolio performance monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer and small business loan portfolios.

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

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. As of March 31, 2015, consumer real estate loans originated from 2005 through 2008 represent approximately 24% of the consumer real estate portfolio and approximately 66% of total losses for the first quarter of 2015. Loss rates continue to improve as newer vintages are performing within expectations. With the stabilization of certain real estate markets, the Bancorp began to selectively originate new homebuilder and developer lending and nonowner-occupied commercial lending in the third quarter of 2011. Currently, the level of new commercial real estate fundings is slightly above the amortization and pay-off of the portfolio. The Bancorp continues to aggressively engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, as well as utilizing commercial and consumer loan workout teams. For commercial and consumer loans owned by the Bancorp, loan modification strategies are developed that are workable for both the borrower and the Bancorp when the borrower displays a willingness to cooperate. These strategies typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP 2.0 programs. For loans refinanced under the HARP 2.0 program, the Bancorp strictly adheres to the underwriting requirements of the program and promptly sells the refinanced loan back to the agencies. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics. The Bancorp participates in trial modifications in conjunction with the HAMP program for loans it services for FHLMC and FNMA. As these trial modifications relate to loans serviced for others, they are not included in the Bancorp’s TDRs as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loan. As of March 31, 2015, repurchased loans restructured or refinanced under these programs were immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Additionally, as of March 31, 2015, $26 million of loans refinanced under HARP 2.0 were included in loans held for sale in the Bancorp’s Condensed Consolidated Balance Sheets. For the three months ended March 31, 2015 and 2014, the Bancorp recognized $2 million and $5 million, respectively, of noninterest income in mortgage banking net revenue in the Bancorp’s Condensed Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP 2.0 programs.

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

TABLE 32: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of March 31, 2015 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$149	304	1,944
Commercial mortgage nonowner-occupied loans	211	242	2,196

Total	$360	546	4,140

TABLE 33: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of December 31, 2014 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$148	248	1,982
Commercial mortgage nonowner-occupied loans	243	333	2,423

Total	$391	581	4,405

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 34: Commercial Loan and Lease Portfolio (excluding loans held for sale)

	March 31, 2015			December 31, 2014
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Manufacturing	$10,983	20,674	54	$10,315	20,496	55
Financial services and insurance	5,971	13,552	19	6,097	13,557	20
Real estate	5,483	8,596	40	5,392	8,612	32
Business services	4,541	7,006	68	4,644	7,109	79
Wholesale trade	4,541	8,174	29	4,314	8,004	62
Healthcare	4,450	6,347	19	4,133	6,322	20
Retail trade	4,038	7,756	21	3,754	7,190	22
Transportation and warehousing	3,014	4,451	—	3,012	4,276	1
Communication and information	2,652	4,446	3	2,409	4,140	3
Construction	1,754	3,135	20	1,864	3,352	25
Accommodation and food	1,751	2,895	10	1,712	2,945	9
Mining	1,725	3,212	—	1,862	3,323	3
Entertainment and recreation	1,405	2,271	9	1,451	2,321	10
Utilities	1,012	2,555	—	1,044	2,551	—
Other services	872	1,188	14	881	1,207	11
Public administration	578	687	—	567	658	—
Agribusiness	369	527	8	318	444	11
Individuals	190	224	3	170	201	4
Other	20	20	8	14	17	—

Total	$55,349	97,716	325	$53,953	96,725	367

By loan size:
Less than $200,000	1%	1	7	1%	1	6
$200,000 to $1 million	4	3	17	5	3	15
$1 million to $5 million	11	9	24	11	9	22
$5 million to $10 million	8	7	24	8	7	19
$10 million to $25 million	25	22	28	25	22	24
Greater than $25 million	51	58	—	50	58	14

Total	100%	100	100	100%	100	100

By state:
Ohio	17%	19	14	17%	20	11
Michigan	9	7	13	9	8	11
Illinois	7	8	7	7	8	6
Florida	7	6	16	7	6	17
Indiana	5	5	6	5	5	5
North Carolina	4	4	1	3	4	2
Kentucky	3	3	3	3	3	2
Tennessee	3	3	—	3	3	—
Pennsylvania	3	3	3	3	2	7
All other states	42	42	37	43	41	39

Total	100%	100	100	100%	100	100

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s commercial loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas. The following tables provide analysis of nonowner-occupied commercial real estate loans (excluding loans held for sale):

TABLE 35: Nonowner-Occupied Commercial Real Estate(a)

As of March 31, 2015 ($ in millions)				For the three months ended March, 31 2015
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Recoveries
Ohio	$1,321	1,668	—	6	(1)
Michigan	690	745	—	7	—
Florida	567	896	—	15	—
Illinois	522	976	—	6	—
North Carolina	374	533	—	—	—
Indiana	277	377	—	—	—
All other states	1,834	3,429	—	19	(1)

Total	$5,585	8,624	—	53	(2)

TABLE 36: Nonowner-Occupied Commercial Real Estate(a)

As of March 31, 2014 ($ in millions)				For the three months ended March 31,2014
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge- offs
Ohio	$1,081	1,457	—	14	1
Michigan	814	906	—	24	—
Florida	516	649	—	6	—
Illinois	438	731	—	6	—
North Carolina	284	459	—	3	—
Indiana	168	266	—	3	—
All other states	1,362	2,372	—	5	—

Total	$4,663	6,840	—	61	1

(a)	Included in commercial mortgage and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consumer Portfolio

The Bancorp’s consumer portfolio is materially comprised of three categories of loans: residential mortgage loans, home equity and automobile loans. The Bancorp has identified certain categories within these loan types which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio due to high loan amount to collateral value. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans.

Residential Mortgage Portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable rate residential mortgage loans. Resets of rates on ARMs are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $900 million of adjustable rate residential mortgage loans will have rate resets during the next twelve months. Approximately 90% of these resets are expected to experience an increase in rate, with an average increase of approximately a fifth of a percent.

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

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 37: Residential Mortgage Portfolio Loans by LTV at Origination

	March 31, 2015		December 31, 2014
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 80%	$9,349	65.2%	$9,220	65.1%
LTV > 80%, with mortgage insurance	1,242	93.7	1,206	93.8
LTV > 80%, no mortgage insurance	1,978	96.1	1,963	96.2

Total	$12,569	73.0%	$12,389	73.0%

The following tables provide analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 38: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance

As of March 31, 2015 ($ in millions)				For the three months ended March, 31 2015
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$503	2	15	2
Illinois	299	—	1	—
Michigan	269	1	2	—
Florida	250	—	4	—
Indiana	127	1	2	—
North Carolina	101	1	1	—
Kentucky	76	—	1	—
All other states	353	1	2	—

Total	$1,978	6	28	2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 39: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance

As of March 31, 2014 ($ in millions)				For the three months ended March 31, 2014
By State:	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$577	2	18	2
Illinois	243	1	5	1
Michigan	307	1	7	1
Florida	258	1	8	1
Indiana	122	1	4	—
North Carolina	95	—	2	—
Kentucky	82	—	2	—
All other states	260	1	2	1

Total	$1,944	7	48	6

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $2.9 billion and $5.8 billion, respectively, as of March 31, 2015. Of the total $8.7 billion of outstanding home equity loans:

•	84% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois;

•	35% are in senior lien positions and 65% are in junior lien positions at March 31, 2015;

•	Over 80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended March 31, 2015; and

•	The portfolio had an average refreshed FICO score of 739 and 740 at March 31, 2015 and December 31, 2014, respectively.

The Bancorp actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp does not routinely obtain appraisals on performing loans to update LTV ratios after origination. However, the Bancorp monitors the local housing markets by reviewing various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring processes. For junior lien home equity loans which become 60 days or more past due, the Bancorp tracks the performance of the senior lien loans in which the Bancorp is the servicer and utilizes consumer credit bureau attributes to monitor the status of the senior lien loans that the Bancorp does not service. If the senior lien loan is found to be 120 days or more past due, the junior lien home equity loan is placed on nonaccrual status unless both loans are well-secured and in the process of collection. Additionally, if the junior lien home equity loan becomes 120 days or more past due and the senior lien loan is also 120 days or more past due, the junior lien home equity loan is assessed for charge-off. Refer to the Analysis of Nonperforming Assets section of MD&A for more information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of home equity loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 40: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score

	March 31, 2015		December 31, 2014
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO < 620	$180	2%	$178	2%
FICO 621-719	607	7	613	7
FICO > 720	2,227	26	2,257	25

Total Senior Liens	3,014	35	3,048	34
Junior Liens:
FICO < 620	460	5	471	6
FICO 621-719	1,522	17	1,542	17
FICO > 720	3,718	43	3,825	43

Total Junior Liens	5,700	65	5,838	66

Total	$8,714	100%	$8,886	100%

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 41: Home Equity Portfolio Loans Outstanding by LTV at Origination

	March 31, 2015		December 31, 2014
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
Senior Liens:
LTV ≤ 80%	$2,612	55.2%	$2,635	55.2%
LTV > 80%	402	89.1	413	89.1

Total Senior Liens	3,014	59.9	3,048	60.0
Junior Liens:
LTV ≤ 80%	3,223	67.5	3,281	67.4
LTV > 80%	2,477	91.1	2,557	91.1

Total Junior Liens	5,700	79.5	5,838	79.6

Total	$8,714	72.2%	$8,886	72.4%

The following tables provide analysis of home equity loans by state with combined LTV greater than 80%:

TABLE 42: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%

As of March 31, 2015 ($ in millions)					For the three months ended March 31, 2015
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,104	1,829	—	9	2
Michigan	590	859	—	7	1
Illinois	335	497	—	5	2
Indiana	248	392	—	4	1
Kentucky	235	379	—	2	1
Florida	104	140	—	3	—
All other states	263	364	—	5	1

Total	$2,879	4,460	—	35	8

TABLE 43: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%

As of March 31, 2014 ($ in millions)					For the three months ended March, 31 2014
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
Ohio	$1,146	1,863	—	9	2
Michigan	677	966	—	7	2
Illinois	371	543	—	5	2
Indiana	287	444	—	3	1
Kentucky	270	426	—	3	1
Florida	113	154	—	3	1
All other states	307	416	—	5	1

Total	$3,171	4,812	—	35	10

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of March 31, 2015, 50% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile loans outstanding by LTV at origination as of:

TABLE 44: Automobile Portfolio Loans Outstanding by LTV at Origination

	March 31, 2015		December 31, 2014
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 100%	$8,085	81.6%	$8,212	81.6%
LTV > 100%	3,788	111.1	3,825	111.0

Total	$11,873	91.4%	$12,037	91.3%

The following table provides an analysis of the Bancorp’s automobile loans with a LTV at origination greater than 100%:

TABLE 45: Automobile Portfolio Loans Outstanding with a LTV Greater than 100%

As of ($ in millions)				For the three months ended
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs
March 31, 2015	$3,788	4	1	5
March 31, 2014	3,704	4	1	5

European Exposure

The Bancorp has no direct sovereign exposure to any European nation as of March 31, 2015. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $3.7 billion and funded exposure was $2.1 billion as of March 31, 2015. Additionally, the Bancorp was within its established country exposure limits for all European countries.

The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and financial institutions as of March 31, 2015:

TABLE 46: European Exposure

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure(a)	Funded Exposure
Peripheral Europe(b)	$—	—	20	8	482	336	502	344
Other Eurozone(c)	—	—	140	96	1,869	899	2,009	995

Total Eurozone	—	—	160	104	2,351	1,235	2,511	1,339
Other Europe(d)	—	—	153	115	989	618	1,142	733

Total Europe	$—	—	313	219	3,340	1,853	3,653	2,072

(a)	Total exposure includes funded exposure and unfunded commitments, reported net of collateral.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Eurozone (primarily the United Kingdom and Switzerland).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 47. Refer to the nonaccrual loan and lease section of Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional delinquency and nonperforming information.

Total nonperforming assets, including loans held for sale, were $693 million at March 31, 2015 compared to $783 million at December 31, 2014. At March 31, 2015, $2 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $39 million at December 31, 2014.

Total nonperforming assets as a percentage of total loans, leases and other assets, including OREO and nonaccrual loans held for sale as of March 31, 2015 were 0.75%, compared to 0.86% as of December 31, 2014. Excluding nonaccrual loans held for sale, nonperforming assets as a percentage of portfolio loans, leases and other assets, including OREO, were 0.76% as of March 31, 2015 compared to 0.82% as of December 31, 2014. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 53% of nonaccrual loans and leases were secured by real estate as of March 31, 2015 compared with 50% as of December 31, 2014.

Commercial nonperforming loans and leases were $327 million at March 31, 2015, a decrease of $64 million from December 31, 2014. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at March 31, 2015 decreased $42 million compared to December 31, 2014 as charge-offs, loan paydowns/payoffs and loans sold from the portfolio outpaced new nonaccruals.

Consumer nonperforming loans and leases were $201 million at March 31, 2015, a decrease of $26 million from December 31, 2014. The decrease was primarily due to loan paydowns/payoffs, charge-offs and transfers to performing and OREO which outpaced new nonaccrual loans as well as the sale of $10 million of held for sale residential mortgage loans classified as TDRs during the three months ended March 31, 2015. Geographical market conditions continue to be a large driver of nonaccrual activity as Florida properties represent approximately 11% and three percent of residential mortgage and home equity balances, respectively, but represent 28% and seven percent of nonaccrual loans for each category. Refer to Table 48 for a rollforward of the nonperforming loans and leases.

The carrying amount of OREO and other repossessed property held by the Bancorp as a result of obtaining physical possession was $165 million at both March 31, 2015 and December 31, 2014. The Bancorp recognized $8 million and $13 million in losses on the sale or write-down of OREO properties for the three months ended March 31, 2015 and 2014, respectively. The decrease from the first quarter of 2014 was primarily due to a modest improvement in general economic conditions.

For the three months ended March 31, 2015 and 2014, approximately $8 million and $13 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 47: Summary of Nonperforming Assets and Delinquent Loans

As of ($ in millions)	March 31, 2015	December 31, 2014
Nonaccrual loans and leases:
Commercial and industrial loans	$61	86
Commercial mortgage loans	57	64
Commercial leases	2	3
Residential mortgage loans	40	44
Home equity	71	72
Restructured loans and leases:
Commercial and industrial loans	136	142
Commercial mortgage loans(d)	68	71
Commercial leases	1	1
Residential mortgage loans	31	33
Home equity	19	21
Automobile loans	2	1
Credit card	38	41

Total nonperforming portfolio loans and leases(c)	526	579
OREO and other repossessed property(e)	165	165

Total nonperforming portfolio assets	691	744
Nonaccrual loans held for sale	2	39

Total nonperforming assets including loans held for sale	$693	783

Loans and leases 90 days past due and accruing
Commercial and industrial loans	$2	—
Commercial mortgage loans	1	—
Residential mortgage loans(b)	48	56
Automobile loans	7	8
Credit card	20	23

Total loans and leases 90 days past due and accruing	$78	87

Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(a)	0.76%	0.82
ALLL as a percent of nonperforming assets(a)	188	178

(a)	Excludes nonaccrual loans held for sale.
(b)	Information for all periods presented excludes loans whose repayments are insured by the FHA or guaranteed by the VA. These loans were $375 as of March 31, 2015 and $373 as of December 31, 2014. The Bancorp recognized $2 and $5 of losses on these insured or guaranteed loans for the three months ended March 31, 2015 and March 31, 2014, respectively.
(c)	Includes $9 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at March 31, 2015 and December 31, 2014 and $4 of restructured nonaccrual government insured commercial loans at March 31, 2015 and December 31, 2014.
(d)	Excludes $21 of restructured nonaccrual loans at both March 31, 2015 and December 31, 2014, associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(e)	Excludes $42 and $71 of OREO related to government insured loans at March 31, 2015 and December 31, 2014, respectively. The Bancorp has historically excluded government guaranteed loans classified in OREO from its nonperforming asset disclosures. Upon the prospective adoption on January 1, 2015 of ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure,” government guaranteed loans meeting certain criteria will be reclassified to other receivables rather than OREO upon foreclosure. As of March 31, 2015, the Bancorp had $21 of government guaranteed loans classified as other receivables. Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information on the adoption of this amended guidance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 48: Rollforward of Portfolio Nonperforming Loans and Leases

		Residential
For the three months ended March 31, 2015 ($ in millions)	Commercial	Mortgage	Consumer	Total
Beginning Balance	$367	77	135	579
Transfers to nonperforming	80	19	35	134
Transfers to performing	(1)	(8)	(15)	(24)
Transfers from held for sale	—	5	—	5
Loans sold from portfolio	(5)	—	—	(5)
Loan paydowns/payoffs	(62)	(3)	(5)	(70)
Transfers to OREO	(9)	(12)	(5)	(26)
Charge-offs	(45)	(7)	(15)	(67)

Ending Balance	$325	71	130	526

For the three months ended March 31, 2014 ($ in millions)
Beginning Balance	$458	166	127	751
Transfers to nonperforming	164	36	57	257
Transfers to performing	(3)	(20)	(30)	(53)
Loans sold from portfolio	(2)	—	—	(2)
Loan paydowns/payoffs	(43)	(30)	1	(72)
Transfers to OREO	(7)	(20)	(4)	(31)
(Charge-offs) recoveries	(105)	9	(24)	(120)
Draws/other extensions of credit	2	—	1	3

Ending Balance	$464	141	128	733

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

Consumer restructured loans on accrual status totaled $943 million and $905 million at March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more from their modified terms were 32%, 11% and 29%, respectively.

The following tables summarize TDRs by loan type and delinquency status:

TABLE 49: Performing and Nonperforming TDRs

	Performing
As of March 31, 2015 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial loans(b)(c)	$764	10	—	205	979
Residential mortgage loans(a)	388	38	112	31	569
Home equity	331	20	—	19	370
Credit card	29	4	—	38	71
Automobile loans	20	1	—	2	23

Total	$1,532	73	112	295	2,012

(a)	Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2015, these advances represented $189 of current loans, $29 of 30-89 days past due loans and $102 of 90 days or more past due loans.
(b)	As of March 31, 2015, excludes $7 of restructured accruing loans and $21 of restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(c)	Excludes restructured nonaccrual loans held for sale.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 50: Performing and Nonperforming TDRs

	Performing
As of December 31, 2014 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial loans(b)(c)	$867	2	—	214	1,083
Residential mortgage loans(a)(c)	312	54	119	33	518
Home equity	337	23	—	21	381
Credit card	31	6	—	41	78
Automobile loans	22	1	—	1	24

Total	$1,569	86	119	310	2,084

(a)	Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2014, these advances represented $165 of current loans, $42 of 30-89 days past due loans and $102 of 90 days or more past due loans.
(b)	As of December 31, 2014, excludes $7 of restructured accruing loans and $21 of restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(c)	Excludes restructured nonaccrual loans held for sale.

Analysis of Net Loan Charge-offs

Net charge-offs were 41 bps and 76 bps of average portfolio loans and leases for the three months ended March 31, 2015 and 2014, respectively. Table 51 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases decreased to 29 bps during the three months ended March 31, 2015 compared to 79 bps during the three months ended March 31, 2014 primarily driven by improvements in general economic conditions and previous actions taken by the Bancorp to address problem loans. Net charge-offs for the three months ended March 31, 2015 related to nonowner-occupied commercial real estate loans were $2 million compared to $1 million for the three months ended March 31, 2014. Net charge-offs related to nonowner-occupied commercial real estate loans are recorded in the commercial mortgage loans and commercial construction loans captions in Table 51. Net charge-offs on these loans represented 5% and 1% of total commercial loan and lease net charge-offs for the three months ended March 31, 2015 and 2014, respectively.

The ratio of consumer loan and lease net charge-offs to average portfolio consumer loans and leases decreased to 59 bps during the three months ended March 31, 2015 compared to 72 bps during the three months ended March 31, 2014. Residential mortgage loan net charge-offs, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $9 million for the three months ended March 31, 2015 compared to the same period from the prior year as a result of improvements in delinquencies and loss severities. The Bancorp expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality residential mortgage loans.

Home equity net charge-offs decreased $2 million compared to the three months ended March 31, 2014, primarily due to improvements in loss severities. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration or property devaluation.

Automobile, credit card and other consumer loan net charge-offs remained relatively flat compared to the same period in the prior year. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 51: Summary of Credit Loss Experience

	For the three months ended
	March 31,
($ in millions)	2015	2014
Losses charged-off:
Commercial and industrial loans	$(43)	(100)
Commercial mortgage loans	(5)	(5)
Commercial construction loans	—	(5)
Residential mortgage loans	(9)	(19)
Home equity	(17)	(20)
Automobile loans	(13)	(12)
Credit card	(24)	(22)
Other consumer loans and leases	(4)	(7)

Total losses	(115)	(190)
Recoveries of losses previously charged-off:
Commercial and industrial loans	5	3
Commercial mortgage loans	4	2
Residential mortgage loans	3	4
Home equity	3	4
Automobile loans	5	4
Credit card	3	3
Other consumer loans and leases	1	2

Total recoveries	24	22
Net losses charged-off:
Commercial and industrial loans	(38)	(97)
Commercial mortgage loans	(1)	(3)
Commercial construction loans	—	(5)
Residential mortgage loans	(6)	(15)
Home equity	(14)	(16)
Automobile loans	(8)	(8)
Credit card	(21)	(19)
Other consumer loans and leases	(3)	(5)

Total net losses charged-off	$(91)	(168)

Net charge-offs as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.38%	0.97
Commercial mortgage loans	0.05	0.16
Commercial construction loans	—	1.66

Total commercial loans	0.29	0.79

Residential mortgage loans	0.19	0.49
Home equity	0.61	0.72
Automobile loans	0.28	0.29
Credit card	3.60	3.41
Other consumer loans and leases	4.02	6.58

Total consumer loans and leases	0.59	0.72

Total net losses charged-off	0.41%	0.76

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

During the three months ended March 31, 2015, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $152 million at March 31, 2015. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $34 million at March 31, 2015. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 52: Changes in Allowance for Credit Losses

	For the three months ended March 31,
($ in millions)	2015	2014
ALLL:
Balance, beginning of period	$1,322	1,582
Losses charged-off	(115)	(190)
Recoveries of losses previously charged-off	24	22
Provision for loan and lease losses	69	69

Balance, end of period	$1,300	1,483

Reserve for unfunded commitments:
Balance, beginning of period	$135	162
Benefit for unfunded commitments	(4)	(9)
Charge-offs	(1)	—

Balance, end of period	$130	153

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

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.11% and 0.12% at March 31, 2015 and December 31, 2014, respectively. The unallocated allowance was eight percent of the total allowance as of both March 31, 2015 and December 31, 2014.

As shown in Table 53, the ALLL as a percent of portfolio loans and leases was 1.42% at March 31, 2015 compared to 1.47% at December 31, 2014. The ALLL was $1.3 billion at both March 31, 2015 and December 31, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 53: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

As of ($ in millions)	March 31, 2015	December 31, 2014
ALLL attributed to:
Commercial and industrial loans	$667	673
Commercial mortgage loans	124	140
Commercial construction loans	19	17
Commercial leases	42	45
Residential mortgage loans	103	104
Home equity	85	87
Automobile loans	39	33
Credit card	104	104
Other consumer loans and leases	13	13
Unallocated	104	106

Total ALLL	$1,300	1,322

Portfolio loans and leases:
Commercial and industrial loans	$42,052	40,765
Commercial mortgage loans	7,209	7,399
Commercial construction loans	2,302	2,069
Commercial leases	3,786	3,720
Residential mortgage loans	12,569	12,389
Home equity	8,714	8,886
Automobile loans	11,873	12,037
Credit card	2,291	2,401
Other consumer loans and leases	448	418

Total portfolio loans and leases	$91,244	90,084

Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.59%	1.65
Commercial mortgage loans	1.72	1.89
Commercial construction loans	0.83	0.82
Commercial leases	1.11	1.21
Residential mortgage loans	0.82	0.84
Home equity	0.98	0.98
Automobile loans	0.33	0.27
Credit card	4.54	4.33
Other consumer loans and leases	2.90	3.11
Unallocated (as a percent of total portfolio loans and leases)	0.11	0.12

Attributed ALLL as a percent of total portfolio loans and leases	1.42%	1.47

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

Interest Rate Risk Management Oversight

The Bancorp ALCO, which includes senior management representatives and is accountable to the ERM Committee, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities.

Net Interest Income Sensitivity

The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an NII simulation model to analyze the sensitivity of net interest income to changes in interest rates. The model is based on contractual and assumed cash flows and repricing characteristics for all of the Bancorp’s assets, liabilities and off-balance sheet exposures and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and attrition rates of certain liabilities. The model also includes senior management’s projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

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

In this economic cycle, banks have experienced significant growth in deposit balances, particularly in non-interest bearing demand deposits. Fifth Third, like other banks, is exposed to deposit balance run-off in a rising interest rate environment. In consideration of this risk, the Bancorp’s NII sensitivity modeling assumes that approximately $2.5 billion of non-interest bearing demand deposit balances run off for each 100 bps increase in short-term market interest rates. These lost non-interest bearing demand deposit balances are modeled to flow into funding products that reprice in conjunction with market rate increases.

Another important deposit modeling assumption is the amount by which interest bearing deposit rates will increase when market rates increase. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which Fifth Third deposit rates will increase for a given increase in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted average interest-bearing deposit beta of approximately 70%, which is approximately 20 percentage points higher than the 50% beta that Fifth Third experienced in the last Federal Reserve Bank tightening cycle from June 2004 to June 2006.

Fifth Third continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also evaluates the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of:

TABLE 54: Estimated NII Sensitivity Profile

	March 31, 2015				March 31, 2014
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	1.54%	6.80	(4.00)	(6.00)	2.01%	7.21	(4.00)	(6.00)
+ 100	0.83	4.26	—	—	0.99	4.07	—	—

At March 31, 2015, the Bancorp’s net interest income would benefit in year one and year two under these parallel ramp increases. The benefit is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. The benefit is down modestly compared to 2014 and is attributable to continued growth in investment portfolio balances.

Tables 55 and 56 provide information on the Bancorp’s estimated net interest income sensitivity profile given changes to certain key assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows the Bancorp’s estimated net interest income sensitivity profile with a $1 billion decrease and a $1 billion increase in demand deposit balance run-off assumption as of March 31, 2015:

TABLE 55: Estimated NII Sensitivity with Demand Deposit Balance Run-Off Assumption Changes

	Percent Change in NII (FTE)
	$1 Billion Balance Decrease		$1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	1.26%	6.23	1.82	7.36
+100	0.69	3.98	0.97	4.55

The following table shows the Bancorp’s estimated net interest income sensitivity profile with a 25% increase and a 25% decrease to the deposit beta assumption. The resulting weighted average interest-bearing deposit beta included in this analysis is approximately 88% and 53%, respectively, as of March 31, 2015:

TABLE 56: Estimated NII Sensitivity with Deposit Beta Assumption Changes

	Percent Change in NII (FTE)
	Betas 25% Higher		Betas 25% Lower
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	(1.54)%	0.47	4.62	13.12
+ 100	(0.67)	1.29	2.32	7.24

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

The following table shows the Bancorp’s EVE sensitivity profile as of:

TABLE 57: Estimated EVE Sensitivity Profile

	March 31, 2015		March 31, 2014
Change in Interest Rates (bps)	Change in EVE	ALCO Policy Limit	Change in EVE	ALCO Policy Limit
+ 200	(3.85)%	(12.00)	(3.72)%	(12.00)
+ 100	(1.33)		(1.72)
+ 25	(0.20)		(0.37)
- 25	0.11		0.39

The EVE sensitivity to rising rates is modestly negative at March 31, 2015, and is down from the EVE sensitivity at March 31, 2014 with the exception of the +200 bps rate shock scenario. The lower level of EVE risk in the +25 and +100 bps scenarios since March 31, 2014 is attributable to continued growth in core deposits. The slight increase in risk in the +200 bps scenario is related to changes in the composition of the investment portfolio.

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

The Bancorp regularly evaluates its exposures to a static balance sheet forecast, LIBOR, Prime Rate and other basis risks, yield curve twist risks and embedded options risks. In addition, the impact on NII and EVE of extreme changes in interest rates is modeled, wherein the Bancorp employs the use of yield curve shocks and environment-specific scenarios.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As part of its overall risk management strategy relative to its mortgage banking activities, the Bancorp enters into forward contracts accounted for as free-standing derivatives to economically hedge IRLCs that are also considered free-standing derivatives. Additionally, the Bancorp economically hedges its exposure to mortgage loans held for sale through the use of forward contracts and mortgage options.

The Bancorp also establishes derivatives contracts with major financial institutions to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. For further information including the notional amount and fair values of these derivatives, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows as of March 31, 2015:

TABLE 58: Portfolio Loans and Leases Expected Cash Flows

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$24,155	17,344	553	42,052
Commercial mortgage loans	3,124	3,602	483	7,209
Commercial construction loans	889	1,388	25	2,302
Commercial leases	785	1,641	1,360	3,786

Subtotal - commercial loans and leases	28,953	23,975	2,421	55,349

Residential mortgage loans	3,090	5,319	4,160	12,569
Home equity	1,188	3,400	4,126	8,714
Automobile loans	5,143	6,616	114	11,873
Credit card	458	1,833	—	2,291
Other consumer loans and leases	435	13	—	448

Subtotal - consumer loans and leases	10,314	17,181	8,400	35,895

Total	$39,267	41,156	10,821	91,244

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable rate loans and leases as of March 31, 2015:

TABLE 59: Portfolio Loans and Leases Expected Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$2,653	15,244
Commercial mortgage loans	1,000	3,085
Commercial construction loans	25	1,388
Commercial leases	3,001	—

Subtotal - commercial loans and leases	6,679	19,717

Residential mortgage loans	6,793	2,686
Home equity	704	6,822
Automobile loans	6,683	47
Credit card	581	1,252
Other consumer loans and leases	—	13

Subtotal - consumer loans and leases	14,761	10,820

Total	$21,440	30,537

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $788 million and $856 million as of March 31, 2015 and December 31, 2014, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during the three months ended March 31, 2015 which caused actual prepayments on the servicing portfolio to increase. The increase in actual prepayments on the servicing portfolio for the three months ended March 31, 2015 caused modeled prepayment speeds to increase which led to a temporary impairment of $48 million on servicing rights during the three months ended March 31, 2015. Mortgage rates increased during the three months ended 2014 causing modeled prepayment speeds to slow, which led to a recovery of $4 million of temporary impairment on servicing rights during the three months ended March 31, 2014. Servicing rights are deemed

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the MSR valuation, the Bancorp recognized net gains of $65 million on its non-qualifying hedging strategy for the three months ended March 31, 2015, compared to net gains of $24 million for the three months ended March 31, 2014. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2015 and December 31, 2014 was $711 million and $720 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

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

Expected maturities from loan and lease repayments are included in Table 58 of the Market Risk Management section of MD&A. Of the $26.4 billion of securities in the Bancorp’s available-for-sale and other portfolio at March 31, 2015, $3.9 billion in principal and interest is expected to be received in the next 12 months and an additional $4.0 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as residential mortgage loans, certain commercial loans, home equity, automobile loans and other consumer loans are also capable of being securitized or sold. For the three months ended March 31, 2015 and 2014, the Bancorp sold or securitized loans totaling $1.6 billion and $2.9 billion, respectively. For further information on the transfer of financial assets, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 83% of its average total assets for both the three months ended March 31, 2015 and 2014. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates of deposit carrying a balance of $100,000 or more and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of March 31, 2015, $10.0 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. At March 31, 2015, the Bancorp has approximately $40.8 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

The Bancorp’s banking subsidiary’s global bank note program has a borrowing capacity of $25 billion, of which $19.6 billion is available for issuance as of March 31, 2015.

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

Section 165 of the DFA requires the FRB to establish enhanced liquidity standards in the U.S. for BHCs with total assets of $50 billion or greater. On October 10, 2014, the U.S. Banking Agencies published final rules implementing a quantitative liquidity requirement consistent with the LCR standard established by the BCBS for large internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. In addition, a modified LCR requirement was finalized for BHCs with $50 billion or more in total consolidated assets that are not internationally active, such as Fifth Third. The Modified LCR requires BHCs to maintain HQLA equal to its calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The modified LCR is effective January 1, 2016 and requires BHCs to calculate its LCR on a monthly basis. The final rule includes a transition period for the modified LCR in which BHCs must maintain HQLA of 90% of its calculated net cash outflows for 2016 and then 100% beginning in 2017. The Bancorp estimates its modified LCR was 108% at March 31, 2015 calculated under the modified LCR final rule. For more information on LCR, refer to the Non-GAAP Financial Measures section of MD&A.

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

TABLE 60: Agency Ratings

As of May 11, 2015	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A	AL
Subordinated debt	Baa2	BBB	A-	BBBH
Fifth Third Bank:
Short-term	P-2	A-2	F1	R-1L
Long-term deposit	A3	No rating	A+	A
Senior debt	A3	A-	A	A
Subordinated debt	Baa1	BBB+	A-	AL

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

Information management is a significant operational risk for financial institutions such as the Bancorp, and includes the risk of losses resulting from cyber-attacks. The Bancorp devotes significant time and resources to maintaining and regularly updating technology systems and processes to protect the security of computer systems, software, networks, and other technology assets against attempts by third parties to obtain unauthorized access to confidential information, destroy data or cause other damage. The Bancorp and other U.S. financial institutions have experienced distributed denial-of-service attacks from technologically sophisticated third parties. These attacks are designed to saturate the targeted online network with excessive amounts of network traffic, resulting in slow response times, or in some cases, causing the site to be temporarily unavailable. To date these attacks have not resulted in any material disruption of the Bancorp’s operations or material harm to customers, and have not had a material adverse effect on the Bancorp’s results of operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cyber-attack risks may also occur with the Bancorp’s third-party service providers, and may interfere with their ability to fulfill their contractual obligations, with potential for financial loss or liability that could adversely affect the Bancorp’s financial condition or results of operations. Recent high-profile cyber-attacks have targeted retailers and other businesses for the purpose of acquiring the confidential information of customers, some of which are customers of the Bancorp. The Bancorp may incur expenses related to the investigation of such attacks or related to the protection of the Bancorp’s customers from identity thefts as a result of such attacks. Risks and exposure related to cyber-attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking, and other technology-based products and services used by the Bancorp and our customers.

CAPITAL MANAGEMENT

Management regularly reviews the Bancorp’s capital levels to help ensure it is appropriately positioned under various operating environments. The Bancorp has established a Capital Committee which is responsible for making capital plan recommendations to management. These recommendations are reviewed by the ERM Committee and the capital plan is approved by the Boards of Directors. The Capital Committee is responsible for execution oversight of the capital actions of the capital plan.

Capital Ratios

The Basel III Final Rule was effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of its components and other provisions. It established quantitative measures that assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements. The minimum capital ratios established under the Basel III Final Rule are 4.5% for the CET1 capital ratio, 6% for the Tier I capital ratio, 8% for the Total risk-based capital ratio and 4% for the Tier I capital to average consolidated assets (leverage ratio). The U.S. banking agencies define “well-capitalized” ratios for CET1 capital, Tier I capital and Total risk-based capital greater than or equal to 6.5%, 8% and 10%, respectively. Additionally, the Basel III Final Rule includes a capital conservation buffer of CET1 capital of 2.5% in additional to the 4.5% minimum requirement, or 7%, in order to avoid limitations on capital distributions and discretionary bonus payments to executive officers. The Bancorp exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

Fifth Third made a one-time permanent election to not include AOCI in CET1 capital in the March 31, 2015 FFIEC 031 and FR Y-9C filings. The Basel III Final Rule phases out the inclusion of certain TruPS as a component of Tier I capital. Under these provisions, these TruPS would qualify as a component of Tier II capital. At March 31, 2015, the Bancorp’s Tier I capital included $12 million of TruPS representing approximately 1 bp of risk-weighted assets.

The following table summarizes the Bancorp’s capital ratios as of:

TABLE 61: Capital Ratios

As of ($ in millions)	March 31, 2015	December 31, 2014
Average equity as a percent of average assets	11.49%	11.54
Tangible equity as a percent of tangible assets(a)	9.37	9.41
Tangible common equity as a percent of tangible assets(a)	8.40	8.43

	Basel III Transitional(b)	Basel I(c)
CET1 capital	$11,543	N/A
Tier I capital	12,882	12,764
Total risk-based capital	16,994	16,895
Risk-weighted assets	121,310	117,878

Regulatory capital ratios:
CET1 capital	9.52%	N/A
Tier I risk-based capital	10.62	10.83
Total risk-based capital	14.01	14.33
Tier I leverage	9.59	9.66
Tier 1 common equity(a)	N/A	9.65

	Basel III Fully Phased-In
CET1 capital(a)	9.41%	N/A

(a)	For further information on this ratio, refer to the Non-GAAP Financial Measures section of MD&A.
(b)	Under the banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting weighted values are added together resulting in the total risk-weighted assets.
(c)	These capital amounts and ratios were calculated under the Supervisory Agencies general risk-based capital rules (Basel I) which were in effect prior to January 1, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Stress Tests and CCAR

In 2011 the FRB adopted the capital plan rule, which requires BHCs with consolidated assets of $50 billion or more to submit annual capital plans to the FRB for review. Under the rule, these capital plans must included detailed descriptions of the following: the BHC’s internal processes for assessing capital adequacy; the policies governing capital actions such as common stock issuances, dividends, and share repurchases; and all planned capital actions over a nine-quarter planning horizon. Further, each BHC must also report to the FRB the results of stress tests conducted by the BHC under a number of scenarios that assess the sources and uses of capital under baseline and stressed economic scenarios. The FRB launched the 2015 stress testing program and CCAR on October 24, 2014, with firm submissions of stress test results and capital plans to the FRB due on January 5, 2015, which the Bancorp submitted as required.

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

On March 11, 2015, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2015 CCAR. For BHCs that proposed capital distributions in their plans, the FRB either objected to the plan or provided a non-objection whereby the FRB permitted the proposed 2015 capital distributions. The FRB indicated to the Bancorp that it did not object to the following capital actions for the period beginning April 1, 2015 and ending June 30, 2016:

•	The potential increase in the quarterly common stock dividend to $0.14 per share in 2016;
•	The potential repurchase of common shares in an amount up to $765 million;
•	The additional ability to repurchase shares in the amount of any after-tax gains from the sale of Vantiv, Inc. common stock.

As contemplated by the 2014 CCAR, during the first quarter of 2015, the Bancorp entered into a $180 million accelerated share repurchase transaction. For further information refer to Note 13 of the Notes to Condensed Consolidated Financial Statements. For further information on a subsequent event related to capital actions refer to Note 21 of the Notes to Condensed Consolidated Financial Statements.

Additionally, as a CCAR institution, the Bancorp is required to disclose the results of its company-run stress test under the supervisory severely adverse scenario, and to provide information related to the types of risk included in its stress testing; a general description of the methodologies used; estimates of certain financial results and pro forma capital ratios; and an explanation of the most significant causes of changes in regulatory capital ratios. On March 5, 2015 the Bancorp publicly disclosed the results of its company-run stress test as required by the DFA stress testing rules, in a Form 8-K.

The BHCs that participated in the 2015 CCAR, including the Bancorp, are required to conduct mid-cycle company-run stress tests using data as of March 31, 2015. The stress tests must be based on three BHC defined scenarios – baseline, adverse and severely adverse. The BHCs must report the mid-cycle stress test results to the FRB by July 6, 2015. In addition, between July 6 and August 4, 2015, the BHCs must publicly disclose a summary of the results under the severely adverse scenario.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.13 and $0.12 for the three months ended March 31, 2015 and 2014, respectively. The Bancorp entered into or settled a number of accelerated share repurchase transactions during the three months ended March 31, 2015. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information on the accelerated share repurchases.

The following table summarizes the monthly share repurchase activity for the three months ended March 31, 2015:

TABLE 62: Share Repurchases

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
January 1, 2015 - January 31, 2015	9,336,958	$19.29	9,336,958	63,843,410
February 1, 2015 - February 28, 2015	—	—	—	63,843,410
March 1, 2015 - March 31, 2015	—	—	—	63,843,410

Total	9,336,958	$19.29	9,336,958	63,843,410

(a)	The Bancorp repurchased 250,453 shares during the first quarter of 2015 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	In March of 2014, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. The authorization does not include specific price targets or an expiration date.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts, including commitments to extend credit, letters of credit, forward contracts related to held for sale mortgage loans, noncancelable operating lease obligations, capital commitments for private equity investments and purchase obligations. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information on commitments.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	March 31, 2015	December 31, 2014
Assets
Cash and due from banks(a)	$2,920	3,091
Available-for-sale and other securities(b)	26,409	22,408
Held-to-maturity securities(c)	177	187
Trading securities	392	360
Other short-term investments	4,919	7,914
Loans held for sale(d)	724	1,261
Portfolio loans and leases(a)(e)	91,244	90,084
Allowance for loan and lease losses(a)	(1,300)	(1,322)

Portfolio loans and leases, net	89,944	88,762
Bank premises and equipment	2,433	2,465
Operating lease equipment	695	728
Goodwill	2,416	2,416
Intangible assets	14	15
Servicing rights	789	858
Other assets(a)	8,638	8,241

Total Assets	$140,470	138,706

Liabilities
Deposits:
Interest-bearing deposits	$68,072	66,903
Noninterest-bearing deposits	35,343	34,809

Total deposits	103,415	101,712
Federal funds purchased	200	144
Other short-term borrowings	1,413	1,556
Accrued taxes, interest and expenses	1,979	2,020
Other liabilities(a)	3,504	2,642
Long-term debt(a)	14,055	14,967

Total Liabilities	124,566	123,041

Equity
Common stock(f)	2,051	2,051
Preferred stock(g)	1,331	1,331
Capital surplus	2,659	2,646
Retained earnings	11,380	11,141
Accumulated other comprehensive income	588	429
Treasury stock(f)	(2,145)	(1,972)

Total Bancorp shareholders’ equity	15,864	15,626
Noncontrolling interests	40	39

Total Equity	15,904	15,665

Total Liabilities and Equity	$140,470	138,706

(a)	Includes $176 and $179 of cash and due from banks, $48 and $47 of commercial mortgage loans, $2,900 and $3,331 of automobile loans, $(23) and $(22) of ALLL, $26 and $25 of other assets, $4 and $5 of other liabilities, and $2,983 and $3,434 of long-term debt from consolidated VIEs that are included in their respective captions above at March 31, 2015 and December 31, 2014, respectively. For further information refer to Note 10.
(b)	Amortized cost of $25,475 and $21,677 at March 31, 2015 and December 31, 2014, respectively.
(c)	Fair value of $177 and $187 at March 31, 2015 and December 31, 2014, respectively.
(d)	Includes $689 and $561 of residential mortgage loans held for sale measured at fair value at March 31, 2015 and December 31, 2014, respectively.
(e)	Includes $126 and $108 of residential mortgage loans measured at fair value at March 31, 2015 and December 31, 2014, respectively.
(f)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2015 – 815,190,210 (excludes 108,702,371 treasury shares), December 31, 2014 – 824,046,952 (excludes 99,845,629 treasury shares).
(g)	446,000 shares of undesignated no par value preferred stock are authorized and unissued at March 31, 2015 and December 31, 2014; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at March 31, 2015 and December 31, 2014; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference; 18,000 authorized shares, issued and outstanding at March 31, 2015 and December 31, 2014; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at March 31, 2015 and December 31, 2014.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended March 31,
($ in millions, except share data)	2015	2014
Interest Income
Interest and fees on loans and leases	$778	823
Interest on securities	188	168
Interest on other short-term investments	4	2

Total interest income	970	993
Interest Expense
Interest on deposits	50	48
Interest on other short-term borrowings	—	1
Interest on long-term debt	73	51

Total interest expense	123	100

Net Interest Income	847	893
Provision for loan and lease losses	69	69

Net Interest Income After Provision for Loan and Lease Losses	778	824
Noninterest Income
Service charges on deposits	135	133
Investment advisory revenue	108	102
Mortgage banking net revenue	86	109
Card and processing revenue	71	68
Corporate banking revenue	63	104
Other noninterest income	163	41
Securities gains, net	4	7

Total noninterest income	630	564
Noninterest Expense
Salaries, wages and incentives	369	359
Employee benefits	99	101
Net occupancy expense	79	80
Technology and communications	55	53
Card and processing expense	36	31
Equipment expense	31	30
Other noninterest expense	254	296

Total noninterest expense	923	950

Income Before Income Taxes	485	438
Applicable income tax expense	124	119

Net Income	361	319
Less: Net income attributable to noncontrolling interests	—	1

Net Income Attributable to Bancorp	361	318
Dividends on preferred stock	15	9

Net Income Available to Common Shareholders	$346	309

Earnings per share - basic	$0.42	0.36
Earnings per share - diluted	$0.42	0.36

Average common shares outstanding - basic	810,209,585	845,860,065
Average common shares outstanding - diluted	818,672,259	857,923,596
Cash dividends declared per common share	$0.13	0.12

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended March 31,
($ in millions)	2015	2014
Net income	$361	319
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	141	113
Reclassification adjustment for net gains included in net income	(8)	(3)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains arising during period	34	10
Reclassification adjustment for net gains included in net income	(10)	(7)
Defined benefit pension plans:
Reclassification of amounts to net periodic benefit costs	2	1

Other comprehensive income	159	114
Comprehensive income	520	433
Less: Comprehensive income attributable to noncontrolling interests	—	1

Comprehensive income attributable to Bancorp	$520	432

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2013	$2,051	1,034	2,561	10,156	82	(1,295)	14,589	37	14,626
Net income				318			318	1	319
Other comprehensive income					114		114		114
Cash dividends declared:
Common stock at $0.12 per share				(102)			(102)		(102)
Preferred stock(a)				(9)			(9)		(9)
Shares acquired for treasury			100			(199)	(99)		(99)
Impact of stock transactions under stock compensation plans, net			13			2	15		15

Balance at March 31, 2014	2,051	1,034	2,674	10,363	196	(1,492)	14,826	38	14,864

Balance at December 31, 2014	2,051	1,331	2,646	11,141	429	(1,972)	15,626	39	15,665
Net income				361			361		361
Other comprehensive income					159		159		159
Cash dividends declared:
Common stock at $0.13 per share				(106)			(106)		(106)
Preferred stock(b)				(15)			(15)		(15)
Shares acquired for treasury						(180)	(180)		(180)
Impact of stock transactions under stock compensation plans, net			14			7	21		21
Other			(1)	(1)			(2)	1	(1)

Balance at March 31, 2015	$2,051	1,331	2,659	11,380	588	(2,145)	15,864	40	15,904

(a)	For the three months ended March 31, 2014, dividends were $414.06 per preferred share for Perpetual Preferred Stock, Series I.
(b)	For the three months ended March 31, 2015, dividends were $414.06 per preferred share for Perpetual Preferred Stock, Series I and $612.50 per preferred share for Perpetual Preferred Stock, Series J.

See Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended March 31,
($ in millions)	2015	2014
Operating Activities
Net income	$361	319
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	69	69
Depreciation, amortization and accretion	107	98
Stock-based compensation expense	21	17
(Benefit from) provision for deferred income taxes	(3)	37
Securities gains, net	(4)	(7)
Provision for (recovery of) MSR impairment	48	(4)
Net gains on sales of loans and fair value adjustments on loans held for sale	(51)	(26)
Net losses on disposition and impairment of bank premises and equipment	3	—
Operating lease equipment impairment	30	—
Proceeds from sales of loans held for sale	999	1,674
Loans originated for sale, net of repayments	(1,179)	(1,419)
Dividends representing return on equity method investments	2	1
Net change in:
Trading securities	(32)	(4)
Other assets	413	432
Accrued taxes, interest and expenses	(126)	(185)
Other liabilities	(155)	(662)

Net Cash Provided by Operating Activities	503	340

Investing Activities
Sales:
Available-for-sale securities	730	2,069
Loans	661	36
Bank premises and equipment	11	2
Repayments / maturities:
Available-for-sale securities	694	561
Held-to-maturity securities	10	13
Purchases:
Available-for-sale securities	(4,873)	(4,806)
Bank premises and equipment	(45)	(61)
Proceeds from sales and dividends representing return of equity method investments	13	29
Net change in:
Other short-term investments	2,995	2,914
Loans and leases	(1,212)	(1,388)
Operating lease equipment	(15)	(1)

Net Cash Used in Investing Activities	(1,031)	(632)

Financing Activities
Net change in:
Core deposits	2,032	(340)
Certificates - $100,000 and over, including other foreign office	(329)	(2,061)
Federal funds purchased	56	(15)
Other short-term borrowings	(143)	1,337
Dividends paid on common shares	(107)	(103)
Dividends paid on preferred shares	(15)	(9)
Proceeds from issuance of long-term debt	—	1,745
Repayment of long-term debt	(956)	(186)
Repurchase of treasury shares and related forward contract	(180)	(99)
Other	(1)	(2)

Net Cash Provided by Financing Activities	357	267

Decrease in Cash and Due from Banks	(171)	(25)
Cash and Due from Banks at Beginning of Period	3,091	3,178

Cash and Due from Banks at End of Period	$2,920	3,153

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations and comprehensive income for the three months ended March 31, 2015 and 2014 and the cash flows and changes in equity for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2014 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to noncash investing and financing activities are presented in the following table for the three months ended March 31:

($ in millions)	2015	2014
Cash payments:
Interest	$166	133
Income taxes	13	21
Transfers:
Portfolio loans to loans held for sale	9	73
Loans held for sale to portfolio loans	78	12
Portfolio loans to OREO	33	37
Loans held for sale to OREO	—	2

3. Accounting and Reporting Developments

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

The Bancorp adopted the amended guidance on January 1, 2015, and did not make an accounting policy election to apply the proportional amortization method for its investments in qualified affordable housing projects. Therefore, the adoption of the amended guidance did not have a material impact on the Condensed Consolidated Financial Statements. The required disclosures are included in Note 10.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, the FASB issued amended guidance that clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amended guidance requires interim and annual disclosures of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amended guidance may be applied prospectively or through a modified retrospective

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Bancorp adopted the amended guidance prospectively on January 1, 2015 and the adoption of the amended guidance did not have a material impact on the Condensed Consolidated Financial Statements. The required disclosures are included in Note 6.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued amended guidance that changes the criteria for reporting discontinued operations. The amended guidance requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: 1) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; 2) the component of an entity or group of components of an entity is disposed of by sale; or 3) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). The amended guidance requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. The amended guidance is to be applied prospectively for 1) all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; and 2) all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Bancorp adopted the amended guidance on January 1, 2015 and the adoption of the amended guidance did not have a material impact on the Condensed Consolidated Financial Statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. In April 2015, the FASB tentatively decided to extend the adoption date to annual periods beginning after December 15, 2017, and interim periods within those years. The FASB announced they intend to expose this tentative decision for a 30-day comment period under a proposed ASU during the second quarter of 2015. The Bancorp is currently in the process of evaluating the impact of adopting the amended guidance on its Condensed Consolidated Financial Statements.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June 2014, the FASB issued amended guidance that changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. The amended guidance also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amended guidance requires disclosures for certain transactions comprising: 1) a transfer of a financial asset accounted for as a sale and 2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The amended guidance also requires new disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption prohibited. Changes in accounting for transactions outstanding on the effective date should be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosures for certain transactions accounted for as a sale are required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The Bancorp adopted the amended guidance on January 1, 2015 and the adoption of the amended guidance did not have a material impact on the Condensed Consolidated Financial Statements.

Accounting for Share-Based Payments When the Terms of the Award Provide That a Performance Target Could be Achieved after the Requisite Service Period

In June 2014, the FASB issued amended guidance which clarifies that a performance target that affects vesting and can be achieved after the requisite service period be treated as a performance condition. The amended guidance provides that an entity should apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amended guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The amended guidance may be adopted either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying the amended guidance as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. The adoption of the amended guidance is not expected to have a material impact on the Condensed Consolidated Financial Statements.

Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the FASB issued amended guidance that provides an alternative to ASC Topic 820: Fair Value Measurement for measuring the financial assets and financial liabilities of a CFE, such as a collateralized debt obligation or a collateralized loan obligation entity consolidated as a VIE when 1) all of the financial assets and the financial liabilities of that CFE are measured at fair value in the consolidated financial statements and 2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. If elected, the measurement alternative would allow the Bancorp to measure both the financial assets and the financial liabilities of the CFE by using the more observable of the fair value of the financial assets or the fair value of the financial liabilities and to eliminate any measurement difference. When the measurement alternative is not elected for a consolidated CFE within the scope of this amended guidance, the amendments clarify that 1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated CFE should be measured using the requirements of Topic 820 and 2) any difference in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated CFE should be reflected in earnings and attributed to the Bancorp in the Condensed Consolidated Statements of Income. The amended guidance may be applied retrospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of the amended guidance is not expected to have a material impact on the Condensed Consolidated Financial Statements.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

In August 2014, the FASB issued amended guidance clarifying the classification of certain foreclosed mortgage loans that are either full or partially guaranteed under government programs. The amended guidance requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable would be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Bancorp adopted the amended guidance prospectively on January 1, 2015 and the adoption of the amended guidance did not have a material impact on the Condensed Consolidated Financial Statements. The disclosures of the Bancorp’s foreclosed mortgage loans that are either fully or partially guaranteed under government programs are included in Note 6.

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity

In November 2014, the FASB issued amended guidance that clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features—including the embedded derivative features being evaluated for bifurcation—in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The effects of initially adopting the amended guidance should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective and shall be reported as a cumulative-effect adjustment directly to retained earnings as of the beginning of the year of adoption. The adoption of the amended guidance is not expected to have a material impact on the Condensed Consolidated Financial Statements.

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

In January 2015, the FASB issued amended guidance that eliminates the concept of extraordinary items from GAAP. Presently, an event or transaction is presumed to be an ordinary and usual activity of a reporting entity unless evidence clearly supports its classification as an extraordinary item, which must be both unusual in nature and infrequent in occurrence. An entity was required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. An entity was also required to disclose applicable income taxes and either present or

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

disclose earnings-per-share data applicable to the extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The amended guidance may be applied prospectively or retrospectively to all periods presented in the financial statements. The adoption of the amended guidance is not expected to have a material impact on the Condensed Consolidated Financial Statements.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued amended guidance that changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amended guidance 1) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; 2) eliminates the presumption that a general partner should consolidate a limited partnership; 3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4) provides a scope exception from consolidation guidance for reporting entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The amended guidance may be applied using either a retrospective approach or a modified retrospective approach with a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Bancorp is currently in the process of evaluating the impact of adopting the amended guidance on the Condensed Consolidated Financial Statements.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued amended guidance to address the different balance sheet presentation requirements for debt issuance costs and debt discounts and premiums. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amended guidance. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The amended guidance should be applied retrospectively, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the amended guidance. The Bancorp currently has approximately $33 million of debt issuance costs recorded within Other Assets in the Condensed Consolidated Balance Sheets that will be required to be reclassified and presented as a direct deduction from the debt liability upon adoption of the amended guidance. The adoption of the amended guidance is not expected to have an impact on the Bancorp’s Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Securities

The following tables provide the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and other and held-to-maturity securities portfolios as of:

March 31, 2015 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and federal agencies securities	$1,545	82	—	1,627
Obligations of states and political subdivisions securities	185	7	—	192
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	14,486	539	—	15,025
Agency commercial mortgage-backed securities	5,261	186	—	5,447
Non-agency commercial mortgage-backed securities	1,928	86	—	2,014
Asset-backed securities and other debt securities	1,371	36	(5)	1,402
Equity securities(b)	699	4	(1)	702

Total	$25,475	940	(6)	26,409

Held-to-maturity:
Obligations of states and political subdivisions securities	$176	—	—	176
Asset-backed securities and other debt securities	1	—	—	1

Total	$177	—	—	177

December 31, 2014 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other:
U.S. Treasury and federal agencies securities	$1,545	87	—	1,632
Obligations of states and political subdivisions securities	185	7	—	192
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	11,968	437	(1)	12,404
Agency commercial mortgage-backed securities	4,465	101	(1)	4,565
Non-agency commercial mortgage-backed securities	1,489	61	—	1,550
Asset-backed securities and other debt securities	1,324	40	(2)	1,362
Equity securities(b)	701	3	(1)	703

Total	$21,677	736	(5)	22,408

Held-to-maturity:
Obligations of states and political subdivisions securities	$186	—	—	186
Asset-backed securities and other debt securities	1	—	—	1

Total	$187	—	—	187

(a)	Includes interest-only mortgage-backed securities of $158 and $175 as of March 31, 2015 and December 31, 2014, respectively, recorded at fair value with fair value changes recorded in securities gains, net, in the Condensed Consolidated Statements of Income.
(b)	Equity securities consist of FHLB and FRB restricted stock holdings of $248 and $352, respectively, at March 31, 2015 and December 31, 2014, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	For the three months ended March 31,
($ in millions)	2015	2014
Realized gains	$15	27
Realized losses	(2)	(5)
OTTI	(1)	(17)

Net realized gains(a)	$12	5

(a)	Excludes net losses on interest-only mortgage-backed securities of $9 for the three months ended March 31, 2015 and net gains on interest-only mortgage-backed securities of $1 for the three months ended March 31, 2014.

Trading securities were $392 million as of March 31, 2015, compared to $360 million at December 31, 2014. Gross realized gains and gross realized losses on trading securities were immaterial to the Bancorp for the three months ended March 31, 2015 and 2014. Net unrealized gains on trading securities were $1 million for the three months ended March 31, 2015 and 2014.

At March 31, 2015 and December 31, 2014, securities with a fair value of $14.1 billion and $14.2 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale and other and held-to-maturity securities as of March 31, 2015 are shown in the following table:

	Available-for-Sale and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$219	222	112	112
1-5 years	8,564	8,982	47	47
5-10 years	14,641	15,101	16	16
Over 10 years	1,352	1,402	2	2
Equity securities	699	702	—	—

Total	$25,475	26,409	177	177

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
Asset-backed securities and other debt securities	$236	(3)	90	(2)	326	(5)
Equity securities	—	—	31	(1)	31	(1)

Total	$236	(3)	121	(3)	357	(6)

December 31, 2014
Agency residential mortgage-backed securities	$73	(1)	—	—	73	(1)
Agency commercial mortgage-backed securities	355	(1)	—	—	355	(1)
Asset-backed securities and other debt securities	286	(1)	74	(1)	360	(2)
Equity securities	—	—	30	(1)	30	(1)

Total	$714	(3)	104	(2)	818	(5)

Other-Than-Temporary Impairments

The Bancorp recognized $1 million and $17 million of OTTI on its available-for sale and other debt securities, included in securities gains, net, in the Condensed Consolidated Statements of Income during the three months ended March 31, 2015 and 2014, respectively. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or its held-to-maturity debt securities during the three months ended March 31, 2015 and 2014. At March 31, 2015, two percent of unrealized losses in the available-for-sale and other securities portfolio were represented by non-rated securities, compared to less than one percent at December 31, 2014.

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

The following table provides a summary of the total loans and leases classified by primary purpose as of:

($ in millions)	March 31, 2015	December 31, 2014
Loans and leases held for sale:
Commercial and industrial loans	$10	36
Commercial mortgage loans	1	11
Commercial construction loans	1	2
Commercial leases	1	1
Residential mortgage loans	689	1,193
Other consumer loans and leases	22	18

Total loans and leases held for sale	$724	1,261

Portfolio loans and leases:
Commercial and industrial loans	$42,052	40,765
Commercial mortgage loans	7,209	7,399
Commercial construction loans	2,302	2,069
Commercial leases	3,786	3,720

Total commercial loans and leases	55,349	53,953

Residential mortgage loans	12,569	12,389
Home equity	8,714	8,886
Automobile loans	11,873	12,037
Credit card	2,291	2,401
Other consumer loans and leases	448	418

Total consumer loans and leases	35,895	36,131

Total portfolio loans and leases	$91,244	90,084

Total portfolio loans and leases are recorded net of unearned income, which totaled $649 million as of March 31, 2015 and $665 million as of December 31, 2014. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments (associated with acquired loans or loans designated at fair value upon origination) which totaled a net premium of $182 million and $169 million as of March 31, 2015 and December 31, 2014, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $11.2 billion and $11.1 billion at March 31, 2015 and December 31, 2014, respectively, pledged at the FHLB, and loans of $32.8 billion and $33.9 billion at March 31, 2015 and December 31, 2014, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

			90 Days Past Due
	Balance		and Still Accruing
	March 31,	December 31,	March 31,	December 31,
($ in millions)	2015	2014	2015	2014
Commercial and industrial loans	$42,062	40,801	2	—
Commercial mortgage loans	7,210	7,410	1	—
Commercial construction loans	2,303	2,071	—	—
Commercial leases	3,787	3,721	—	—
Residential mortgage loans	13,258	13,582	48	56
Home equity	8,714	8,886	—	—
Automobile loans	11,873	12,037	7	8
Credit card	2,291	2,401	20	23
Other consumer loans and leases	470	436	—	—

Total loans and leases	$91,968	91,345	78	87

Less: Loans held for sale	$724	1,261

Total portfolio loans and leases	$91,244	90,084

The following table presents a summary of net charge-offs for the three months ended March 31:

($ in millions)	2015	2014
Commercial and industrial loans	$38	97
Commercial mortgage loans	1	3
Commercial construction loans	—	5
Residential mortgage loans	6	15
Home equity	14	16
Automobile loans	8	8
Credit card	21	19
Other consumer loans and leases	3	5

Total	$91	168

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended March 31, 2015 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$875	104	237	106	1,322
Losses charged-off	(48)	(9)	(58)	—	(115)
Recoveries of losses previously charged-off	9	3	12	—	24
Provision for loan and lease losses	16	5	50	(2)	69

Balance, end of period	$852	103	241	104	1,300

For the three months ended March 31, 2014 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,058	189	225	110	1,582
Losses charged-off	(110)	(19)	(61)	—	(190)
Recoveries of losses previously charged-off	5	4	13	—	22
Provision for loan and lease losses	28	6	40	(5)	69

Balance, end of period	$981	180	217	105	1,483

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of March 31, 2015 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$175	(c)	64	56	—	295
Collectively evaluated for impairment	677		39	185	—	901
Unallocated	—		—	—	104	104

Total ALLL	$852		103	241	104	1,300

Loans and leases:(b)
Individually evaluated for impairment	$1,192	(c)	569	464	—	2,225
Collectively evaluated for impairment	54,157		11,872	22,862	—	88,891
Loans acquired with deteriorated credit quality	—		2	—	—	2

Total portfolio loans and leases	$55,349		12,443	23,326	—	91,118

(a)	Includes $6 related to leveraged leases.
(b)	Excludes $126 of residential mortgage loans measured at fair value, and includes $873 of leveraged leases, net of unearned income.
(c)	Includes five restructured loans at March 31, 2015 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $28 and an ALLL of $10.

As of December 31, 2014 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$179	(c)	65	61	—	305
Collectively evaluated for impairment	696		39	176	—	911
Unallocated	—		—	—	106	106

Total ALLL	$875		104	237	106	1,322

Loans and leases:(b)
Individually evaluated for impairment	$1,260	(c)	518	483	—	2,261
Collectively evaluated for impairment	52,693		11,761	23,259	—	87,713
Loans acquired with deteriorated credit quality	—		2	—	—	2

Total portfolio loans and leases	$53,953		12,281	23,742	—	89,976

(a)	Includes $6 related to leveraged leases.
(b)	Excludes $108 of residential mortgage loans measured at fair value, and includes $874 of leveraged leases, net of unearned income.
(c)	Includes five restructured loans at December 31, 2014 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $28 and an ALLL of $10.

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

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of March 31, 2015 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$39,390	1,293	1,369	—	42,052
Commercial mortgage owner-occupied loans	3,447	108	255	—	3,810
Commercial mortgage nonowner-occupied loans	3,092	94	213	—	3,399
Commercial construction loans	2,217	48	37	—	2,302
Commercial leases	3,720	31	35	—	3,786

Total	$51,866	1,574	1,909	—	55,349

As of December 31, 2014 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,013	1,352	1,400	—	40,765
Commercial mortgage owner-occupied loans	3,430	137	267	—	3,834
Commercial mortgage nonowner-occupied loans	3,198	76	284	7	3,565
Commercial construction loans	1,966	65	38	—	2,069
Commercial leases	3,678	9	33	—	3,720

Total	$50,285	1,639	2,022	7	53,953

Consumer Portfolio Segment

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card, and other consumer loans and leases. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans is presented by class in the age analysis section while the performing versus nonperforming status is presented in the table below. Refer to the nonaccrual loans and leases section of Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional delinquency and nonperforming information.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of:

	March 31, 2015		December 31, 2014
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$12,372	71	12,204	77
Home equity	8,624	90	8,793	93
Automobile loans	11,871	2	12,036	1
Credit card	2,253	38	2,360	41
Other consumer loans and leases	448	—	418	—

Total	$35,568	201	35,811	212

(a)	Excludes $126 and $108 of loans measured at fair value at March 31, 2015 and December 31, 2014, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of March 31, 2015 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$41,949	33	70	103	42,052	2
Commercial mortgage owner-occupied loans	3,755	14	41	55	3,810	1
Commercial mortgage nonowner-occupied loans	3,368	5	26	31	3,399	—
Commercial construction loans	2,302	—	—	—	2,302	—
Commercial leases	3,783	—	3	3	3,786	—
Residential mortgage loans(a) (b)	12,293	31	119	150	12,443	48
Consumer:
Home equity	8,561	82	71	153	8,714	—
Automobile loans	11,813	51	9	60	11,873	7
Credit card	2,239	25	27	52	2,291	20
Other consumer loans and leases	447	1	—	1	448	—

Total portfolio loans and leases(a)	$90,510	242	366	608	91,118	78

(a)	Excludes $126 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes loans whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2015, $79 of these loans were 30-89 days past due and $375 were 90 days or more past due. The Bancorp recognized $2 of losses during the three months ended March 31, 2015, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)	Includes accrual and nonaccrual loans and leases.

		Past Due
As of December 31, 2014 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial:
Commercial and industrial loans	$40,651	29	85	114	40,765	—
Commercial mortgage owner-occupied loans	3,774	7	53	60	3,834	—
Commercial mortgage nonowner-occupied loans	3,537	11	17	28	3,565	—
Commercial construction loans	2,069	—	—	—	2,069	—
Commercial leases	3,717	3	—	3	3,720	—
Residential mortgage loans(a) (b)	12,109	38	134	172	12,281	56
Consumer:
Home equity	8,710	100	76	176	8,886	—
Automobile loans	11,953	74	10	84	12,037	8
Credit card	2,335	34	32	66	2,401	23
Other consumer loans and leases	417	1	—	1	418	—

Total portfolio loans and leases(a)	$89,272	297	407	704	89,976	87

(a)	Excludes $108 of loans measured at fair value.
(b)	Information for current residential mortgage loans includes loans whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2014, $99 of these loans were 30-89 days past due and $373 were 90 days or more past due. The Bancorp recognized $5 of losses during the three months ended March 31, 2014 due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)	Includes accrual and nonaccrual loans and leases.

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

The following tables summarize the Bancorp’s impaired loans and leases (by class) that were subject to individual review, which includes all loans and leases restructured in a TDR:

As of March 31, 2015 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL recorded:
Commercial:
Commercial and industrial loans	$640	540		150
Commercial mortgage owner-occupied loans(b)	48	41		7
Commercial mortgage nonowner-occupied loans	90	72		5
Commercial construction loans	30	30		—
Commercial leases	3	3		3
Restructured residential mortgage loans	412	407		64
Restructured consumer:
Home equity	249	248		37
Automobile loans	20	20		2
Credit card	71	71		17

Total impaired loans and leases with a related ALLL	$1,563	1,432		285

With no related ALLL recorded:
Commercial:
Commercial and industrial loans	$246	214		—
Commercial mortgage owner-occupied loans	73	68		—
Commercial mortgage nonowner-occupied loans	174	164		—
Commercial construction loans	31	31		—
Commercial leases	1	1		—
Restructured residential mortgage loans	187	162		—
Restructured consumer:
Home equity	126	122		—
Automobile loans	3	3		—

Total impaired loans and leases with no related ALLL	841	765		—

Total impaired loans and leases	$2,404	2,197	(a)	285

(a)	Includes $774, $538 and $405, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $205, $31 and $59, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.
(b)	Excludes five restructured loans at March 31, 2015 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $28, a recorded investment of $28, and an allowance of $10.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2014 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL recorded:
Commercial:
Commercial and industrial loans	$598	486		149
Commercial mortgage owner-occupied loans(b)	54	46		14
Commercial mortgage nonowner-occupied loans	69	57		4
Commercial construction loans	18	15		—
Commercial leases	3	3		2
Restructured residential mortgage loans	388	383		65
Restructured consumer:
Home equity	203	201		42
Automobile loans	19	19		3
Credit card	78	78		16

Total impaired loans and leases with a related ALLL	$1,430	1,288		295

With no related ALLL recorded:
Commercial:
Commercial and industrial loans	$311	276		—
Commercial mortgage owner-occupied loans	72	68		—
Commercial mortgage nonowner-occupied loans	251	231		—
Commercial construction loans	48	48		—
Commercial leases	2	2		—
Restructured residential mortgage loans	155	135		—
Restructured consumer:
Home equity	183	180		—
Automobile loans	5	5		—

Total impaired loans and leases with no related ALLL	1,027	945		—

Total impaired loans and leases	$2,457	2,233	(a)	295

(a)	Includes $869, $485 and $420, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $214, $33 and $63, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.
(b)	Excludes five restructured loans at December 31, 2014 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $28, a recorded investment of $28, and an allowance of $10.

The following table summarizes the Bancorp’s average impaired loans and leases by class and interest income by class for the three months ended:

	March 31, 2015		March 31, 2014
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial and industrial loans	$742	5	832	5
Commercial mortgage owner-occupied loans(a)	112	1	162	1
Commercial mortgage nonowner-occupied loans	262	2	273	2
Commercial construction loans	62	—	114	—
Commercial leases	5	—	22	—
Restructured residential mortgage loans	552	6	1,312	13
Restructured consumer:
Home equity	375	3	406	5
Automobile loans	23	—	24	—
Credit card	75	2	57	1

Total impaired loans and leases	$2,208	19	3,202	27

(a)	Excludes five restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $28 at March 31, 2015 and March 31, 2014 and an immaterial amount of interest income recognized for the three months ended March 31, 2015 and March 31, 2014.

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

($ in millions)	March 31, 2015	December 31, 2014
Commercial:
Commercial and industrial loans	$197	228
Commercial mortgage owner-occupied loans(a)	72	78
Commercial mortgage nonowner-occupied loans	53	57
Commercial leases	3	4

Total commercial loans and leases	325	367

Residential mortgage loans	71	77
Consumer:
Home equity	90	93
Automobile loans	2	1
Credit card	38	41

Total consumer loans and leases	130	135

Total nonperforming loans and leases(b) (c)	$526	579

OREO and other repossessed property(d)	$165	165

(a)	Excludes $21 of restructured nonaccrual loans at both March 31, 2015 and December 31, 2014 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(b)	Excludes $2 and $39 of nonaccrual loans held for sale at March 31, 2015 and December 31, 2014, respectively.
(c)	Includes $9 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at March 31, 2015 and December 31, 2014 and $4 of restructured nonaccrual government insured commercial loans at March 31, 2015 and December 31, 2014.
(d)	Excludes $42 and $71 of OREO related to government insured loans at March 31, 2015 and December 31, 2014, respectively. The Bancorp has historically excluded government guaranteed loans classified in OREO from its nonperforming asset disclosures. Upon the prospective adoption on January 1, 2015 of ASU 2014-14 “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure,” government guaranteed loans meeting certain criteria will be reclassified to other receivables rather than OREO upon foreclosure. As of March 31, 2015, the Bancorp had $21 of government guaranteed loans classified as other receivables. Refer to Note 3 for further information on the adoption of this amended guidance.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $355 million as of March 31, 2015.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of a loan may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the related impairment as the difference between the estimated future cash flows expected to be collected on the modified loan, discounted at the original effective yield of the loan, and the carrying value of the loan. The resulting measurement may result in the need for minimal or no valuation allowance because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the recorded investment of the loan. Conversely, upon a modification that reduces the stated interest rate on a loan, the Bancorp recognizes an impairment loss as an increase to the ALLL. If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL.

As of March 31, 2015, the Bancorp had $56 million and $23 million in line of credit and letter of credit commitments, respectively, compared to $63 million and $26 million in line of credit and letter of credit commitments as of December 31, 2014, respectively, to lend additional funds to borrowers whose terms have been modified in a TDR.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a summary of loans (by class) modified in a TDR by the Bancorp during the three months ended:

March 31, 2015 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	21	$18	(7)	3
Commercial mortgage owner-occupied loans	7	8	(1)	—
Commercial mortgage nonowner-occupied loans	6	3	—	—
Residential mortgage loans	300	42	1	—
Consumer:
Home equity	76	4	—	—
Automobile loans	131	2	—	—
Credit card	3,667	19	4	—

Total portfolio loans and leases	4,208	$96	(3)	3

March 31, 2014 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial:
Commercial and industrial loans	22	$19	(4)	—
Commercial mortgage owner-occupied loans	16	12	(1)	—
Commercial mortgage nonowner-occupied loans	7	6	(1)	—
Residential mortgage loans	310	45	3	—
Consumer:
Home equity	35	1	—	—
Automobile loans	116	2	—	—
Credit card	1,951	12	2	—

Total portfolio loans and leases	2,457	$97	(1)	—

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification.

The Bancorp considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. For commercial loans not subject to individual review for impairment, loss rates that are applied for purposes of determining the ALLL include historical losses associated with subsequent defaults on loans previously modified in a TDR. For consumer loans, the Bancorp performs a qualitative assessment of the adequacy of the consumer ALLL by comparing the consumer ALLL to forecasted consumer losses over the projected loss emergence period (the forecasted losses include the impact of subsequent defaults of consumer TDRs). When a residential mortgage, home equity, automobile or other consumer loan that has been modified in a TDR subsequently defaults, the present value of expected cash flows used in the measurement of the potential impairment loss is generally limited to the expected net proceeds from the sale of the loan’s underlying collateral and any resulting impairment loss is reflected as a charge-off or an increase in ALLL. The Bancorp fully reserves for credit card loans modified in a TDR that subsequently default.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a summary of subsequent defaults of TDRs that occurred during the three months ended March 31, 2015 and 2014 and within 12 months of the restructuring date:

March 31, 2015 ($ in millions)(a)	Number of Contracts	Recorded Investment
Residential mortgage loans	40	$5
Consumer:
Home equity	5	—
Automobile loans	4	—
Credit card	588	3

Total portfolio loans and leases	637	$8

March 31, 2014 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial loans	6	$14
Commercial mortgage owner-occupied loans	2	3
Residential mortgage loans	41	6
Consumer:
Home equity	10	—
Automobile loans	2	—
Credit card	507	3

Total portfolio loans and leases	568	$26

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

7. Bank Premises and Equipment

The following table provides a summary of bank premises and equipment as of:

($ in millions)	March 31, 2015	December 31, 2014
Land and improvements	$814	816
Buildings	1,820	1,810
Equipment	1,706	1,682
Leasehold improvements	418	416
Construction in progress	81	98
Accumulated depreciation and amortization	(2,406)	(2,357)

Total	$2,433	2,465

At both March 31, 2015 and December 31, 2014, land and improvements included $165 million associated with parcels of undeveloped land intended for future branch expansion. The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience of its retail transaction network. As part of this ongoing assessment the Bancorp may determine that it is no longer fully committed to maintaining full-service branches at certain of its existing banking center locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. In these circumstances, the Bancorp performs an assessment of the recoverability of these long-lived assets. Impairment losses associated with such assessments and lower of cost or market adjustments were $4 million for the three months ended March 31, 2015 and immaterial for the three months ended March 31, 2014. The Bancorp’s assessment of the recoverability of these asset groups requires the exercise of judgment in projecting the extent and nature of their future use and the related cash flows which may be impacted by unanticipated events or circumstances.

8. Operating Lease Equipment

As part of a periodic review of long lived assets for impairment associated with operating lease assets, the Bancorp identified an impairment regarding certain medium and large cabin corporate aircraft subject to leases expiring in 2017 and later. After applying the appropriate tests under current accounting guidance, it was determined that such recoverability was in doubt and the assets had, in fact, been impaired. The impact of the impairment was $30 million which was recognized as a reduction to corporate banking revenue in the Condensed Consolidated Statements of Income during the three months ended March 31, 2015 as such diminution in value of the assets was associated with both the period ended March 31, 2015 and prior periods. The Bancorp assessed the materiality of this impairment and concluded it was immaterial to currently reported interim amounts and previously reported annual and interim amounts.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

9. Intangible Assets

Intangible assets consist of core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. Intangible assets have an estimated remaining weighted-average life at March 31, 2015 of 4.5 years.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of March 31, 2015
Core deposit intangibles	$34	(24)	10
Other	38	(34)	4

Total intangible assets	$72	(58)	14

As of December 31, 2014
Core deposit intangibles	$122	(112)	10
Other	45	(40)	5

Total intangible assets	$167	(152)	15

As of March 31, 2015, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $1 million for both the three months ended March 31, 2015 and 2014.

The Bancorp’s projections of amortization expense shown below are based on existing asset balances as of March 31, 2015. Future amortization expense may vary from these projections. Estimated amortization expense for the remainder of 2015 through 2019 is as follows:

($ in millions)	Total
Remainder of 2015	$2
2016	2
2017	2
2018	2
2019	1

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Condensed Consolidated Balance Sheets as of:

March 31, 2015 ($ in millions)	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$175	1	176
Commercial mortgage loans	—	48	48
Automobile loans	2,900	—	2,900
ALLL	(12)	(11)	(23)
Other assets	24	2	26

Total assets	$3,087	40	3,127

Liabilities:
Other liabilities	$4	—	4
Long-term debt	2,983	—	2,983

Total liabilities	$2,987	—	2,987

Noncontrolling interests	$—	40	40

December 31, 2014 ($ in millions)	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$178	1	179
Commercial mortgage loans	—	47	47
Automobile loans	3,331	—	3,331
ALLL	(11)	(11)	(22)
Other assets	23	2	25

Total assets	$3,521	39	3,560

Liabilities
Other liabilities	$5	—	5
Long-term debt	3,434	—	3,434

Total liabilities	$3,439	—	3,439

Noncontrolling interests	$—	39	39

Automobile Loan Securitizations

In securitization transactions that occurred during 2014, the Bancorp transferred an aggregate amount of $3.8 billion in consumer automobile loans to bankruptcy remote trusts which were deemed to be VIEs. The primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIEs and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp concluded that it is the primary beneficiary of the VIEs and, therefore, has consolidated these VIEs. The assets of the VIEs are restricted to the settlement of the notes and other obligations of the VIEs. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

CDC Investments

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor members’ investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at March 31, 2015 and December 31, 2014 was $25 million and $24 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

March 31, 2015 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,402	341	1,402
Private equity investments	194	—	262
Loans provided to VIEs	1,979	—	2,936
Automobile loan securitization	1	—	1

	Total	Total	Maximum
December 31, 2014 ($ in millions)	Assets	Liabilities	Exposure
CDC investments	$1,432	364	1,432
Private equity investments	189	—	267
Loans provided to VIEs	1,900	—	2,759
Automobile loan securitization	2	—	2

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

As of March 31, 2015 and December 31, 2014 the Bancorp’s CDC investments included $1.2 billion and $1.3 billion, respectively, of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $331 million and $357 million as of March 31, 2015 and December 31, 2014, respectively, which are expected to be funded from 2015 to 2031.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp has accounted for all of its investments in qualified affordable housing tax credits using the equity method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income relating to investments in qualified affordable housing investments:

	Affected Line Item in the Condensed	For the three months ended March 31,
($ in millions)	Consolidated Statements of Income	2015	2014
Pre-tax investment losses	Other noninterest expense	$34	29
Impairment losses(a)	Other noninterest expense	33	29
Tax credits and other benefits	Applicable income tax expense	52	47

(a)	The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during the three months ended March 31, 2015 and 2014.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, as of March 31, 2015 and December 31, 2014, the unfunded commitment amounts to the funds were $68 million and $78 million, respectively. The Bancorp made capital contributions of $10 million and $7 million, respectively, to private equity funds during the three months ended March 31, 2015 and 2014.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs, included in commercial loans in Note 5, are included in the previous tables for all periods presented. As of March 31, 2015 and December 31, 2014, the Bancorp’s unfunded commitments to these entities were $957 million and $859 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Automobile Loan Securitization

The Bancorp previously securitized and sold certain automobile loans with a carrying amount of approximately $509 million in a transaction that qualified for sale accounting. The Bancorp has concluded that it is not the primary beneficiary of the trust because it has neither the obligation to absorb losses of the entity that could potentially be significant to the VIE nor the right to receive benefits from the entity that could potentially be significant to the VIE. The Bancorp is not required and does not currently intend to provide any additional financial support to the trust. Investors and creditors only have recourse to the assets held by the trust. The interest the Bancorp holds in the VIE relates to servicing rights which are included in the Condensed Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

11. Sales of Receivables and Servicing Rights

Residential Mortgage TDR Loan Sale

In March of 2015, the Bancorp recognized a $37 million gain, included in other noninterest income in the Bancorp’s Condensed Consolidated Statements of Income, on the sale of certain HFS residential mortgage loans with a carrying value of $568 million that were previously modified in a TDR. As part of this sale, the Bancorp provided certain standard representations and warranties. Additionally, the Bancorp did not obtain servicing responsibilities on the sales of these loans and the investors have no credit recourse to the Bancorp’s other assets for failure of debtors to pay when due.

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during the three months ended March 31, 2015 and 2014. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended March 31,
($ in millions)	2015		2014
Residential mortgage loan sales(a)	$1,001	(b)	1,672
Origination fees and gains on loan sales	44		41
Gross mortgage servicing fees	59		62

(a)	Represents the unpaid principal balance at the time of the sale.
(b)	Excludes $568 of HFS residential mortgage loans previously modified in a TDR that were sold during the first quarter of 2015.

Servicing Rights

The following table presents changes in the servicing rights related to residential mortgage and automobile loans for the three months ended March 31:

($ in millions)	2015	2014
Carrying amount before valuation allowance as of the beginning of the period	$1,392	1,440
Servicing rights that result from the transfer of residential mortgage loans	13	23
Amortization	(34)	(23)

Carrying amount before valuation allowance	1,371	1,440

Valuation allowance for servicing rights:
Beginning balance	(534)	(469)
(Provision for) recovery of MSR impairment	(48)	4

Ending balance	(582)	(465)

Carrying amount as of the end of the period	$789	975

The Bancorp’s projections of amortization expense shown below are based on existing asset balances and static key economic assumptions as of March 31, 2015. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2015 through 2019 is as follows:

($ in millions)	Total
Remainder of 2015	$131
2016	155
2017	135
2018	118
2019	104

Temporary impairment or impairment recovery, affected through a change in the MSR valuation allowance, is captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the value of the MSR portfolio. This strategy may include the purchase of free-standing derivatives and various available-for-sale securities. The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. The fair value of the servicing asset is based on the present value of expected future cash flows.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table displays the beginning and ending fair value of the servicing rights for the three months ended March 31:

($ in millions)	2015	2014
Fixed-rate residential mortgage loans:
Beginning balance	$823	929
Ending balance	759	935
Adjustable rate residential mortgage loans:
Beginning balance	33	38
Ending balance	29	37
Fixed-rate automobile loans:
Beginning balance	2	4
Ending balance	1	3

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which are included in mortgage banking net revenue in the Condensed Consolidated Statements of Income:

	For the three months ended March 31,
($ in millions)	2015	2014
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$65	24
(Provision for) recovery of MSR impairment	(48)	4

As of March 31, 2015 and 2014, the key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended were as follows:

		March 31, 2015				March 31, 2014
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing rights	Fixed	6.2	12.6%	900	N/A	6.7	10.8%	10.0%	N/A
Servicing rights	Adjustable	3.6	23.4	1,180	N/A	3.7	22.5	11.7	N/A

During the first quarter of 2015, the Bancorp adopted an OAS valuation approach for valuing its MSRs. This approach projects servicing cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates. The change to the OAS valuation approach did not have a material impact on the valuation of the MSRs for the three months ended March 31, 2015.

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At March 31, 2015 and December 31, 2014, the Bancorp serviced $64.2 billion and $65.4 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At March 31, 2015, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed Assumption				Residual Servicing Cash Flows
		Fair	Weighted- Average Life		Impact of Adverse Change on Fair Value			OAS Spread	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value	(in years)	Rate	10%	20%	50%	(bps)	10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$759	6.4	10.0%	$(32)	(62)	(139)	920	$(25)	(47)
Servicing rights	Adjustable	29	2.6	32.2	(2)	(4)	(8)	640	—	(1)

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of March 31, 2015 and December 31, 2014, the balance of collateral held by the Bancorp for derivative assets was $952 million and $830 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of March 31, 2015 and December 31, 2014 was $13 million and $16 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of March 31, 2015 and December 31, 2014, the balance of collateral posted by the Bancorp for derivative liabilities was $613 million and $574 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of March 31, 2015, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
March 31, 2015 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$1,705	440	—

Total fair value hedges		440	—

Cash flow hedges:
Interest rate swaps related to C&I loans	5,475	75	—

Total cash flow hedges		75	—

Total derivatives designated as qualifying hedging instruments		515	—

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	4,762	234	—
Forward contracts related to held for sale mortgage loans	1,956	2	7
Stock warrant associated with Vantiv Holding, LLC	768	485	—
Swap associated with the sale of Visa, Inc. Class B shares	1,090	—	60

Total free-standing derivatives - risk management and other business purposes		721	67

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	29,736	318	325
Interest rate lock commitments	853	19	—
Commodity contracts	3,140	323	306
Foreign exchange contracts	18,222	597	553

Total free-standing derivatives - customer accommodation		1,257	1,184

Total derivatives not designated as qualifying hedging instruments		1,978	1,251

Total		$2,493	1,251

		Fair Value
December 31, 2014 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$2,205	399	—

Total fair value hedges		399	—

Cash flow hedges:
Interest rate swaps related to C&I loans	3,150	36	—

Total cash flow hedges		36	—

Total derivatives designated as qualifying hedging instruments		435	—

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	4,487	181	—
Forward contracts related to held for sale mortgage loans	999	—	6
Stock warrant associated with Vantiv Holding, LLC	691	415	—
Swap associated with the sale of Visa, Inc. Class B shares	1,092	—	49

Total free-standing derivatives - risk management and other business purposes		596	55

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	29,558	272	278
Interest rate lock commitments	613	12	—
Commodity contracts	3,558	348	338
Foreign exchange contracts	16,745	417	372

Total free-standing derivatives - customer accommodation		1,049	988

Total derivatives not designated as qualifying hedging instruments		1,645	1,043

Total		$2,080	1,043

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of March 31, 2015, the assessment of hedge effectiveness for all interest rate swaps was performed using regression analysis and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of	For the three months ended March 31,
($ in millions)	Income Caption	2015	2014
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$41	35
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(43)	(37)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure for which the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of March 31, 2015, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within AOCI and are reclassified from AOCI to current period earnings when the forecasted transaction affects earnings. As of March 31, 2015, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 57 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of March 31, 2015 and December 31, 2014, $47 million and $23 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of March 31, 2015, approximately $44 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2015.

During the three months ended March 31, 2015 and 2014, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pretax net gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended March 31,
($ in millions)	2015	2014
Amount of pretax net gains recognized in OCI	$52	15
Amount of pretax net gains reclassified from OCI into net income	16	10

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of	For the three months ended March 31,
($ in millions)	Income Caption	2015	2014
Interest rate contracts:
Forward contracts related to mortgage loans held for sale	Mortgage banking net revenue	$—	(12)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	65	24
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	15	4
Equity contracts:
Stock warrant associated with Vantiv Holding, LLC	Other noninterest income	70	(36)
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(17)	1

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of March 31, 2015 and December 31, 2014, the total notional amount of the risk participation agreements was $1.2 billion and $1.1 billion, respectively, and the fair value was a liability of $2 million at March 31, 2015 and December 31, 2014, respectively, which is included in interest rate contracts for customers. As of March 31, 2015, the risk participation agreements had an average remaining life of 2.3 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2015	December 31, 2014
Pass	$1,093	1,052
Special mention	59	59
Substandard	2	2

Total	$1,154	1,113

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

		For the three months
	Condensed Consolidated	ended March 31,
($ in millions)	Statements of Income Caption	2015	2014
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$6	4
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	1
Interest rate lock commitments	Mortgage banking net revenue	35	36
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	1	1
Commodity contracts for customers (credit losses)	Other noninterest expense	(2)	—
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	5	—
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	21	15
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	2

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

Collateral amounts included in the tables below consist primarily of cash and highly-rated government-backed securities.

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the
		Condensed Consolidated Balance Sheets
As of March 31, 2015 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,989	(556)	(815)	618

Total assets	1,989	(556)	(815)	618
Liabilities
Derivatives	1,251	(556)	(317)	378

Total liabilities	$1,251	(556)	(317)	378

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the
		Condensed Consolidated Balance Sheets
As of December 31, 2014 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,653	(440)	(684)	529

Total assets	1,653	(440)	(684)	529
Liabilities
Derivatives	1,043	(440)	(293)	310

Total liabilities	$1,043	(440)	(293)	310

(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)	Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

13. Capital Actions

Accelerated Share Repurchase Transactions

During the three months ended March 31, 2015, the Bancorp entered into or settled a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the three months ended March 31, 2015:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
October 23, 2014	$180	8,337,875	794,245	9,132,120	January 8, 2015
January 27, 2015	180	8,542,713	1,103,744	9,646,457	April 28, 2015

For further information on a subsequent event related to capital actions refer to Note 21.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	March 31, 2015	December 31, 2014
Commitments to extend credit	$64,425	63,827
Letters of credit	3,781	3,974
Forward contracts related to held for sale mortgage loans	1,956	999
Noncancelable operating lease obligations	693	697
Purchase obligations	71	77
Capital commitments for private equity investments	68	78
Capital expenditures	37	37
Capital lease obligations	30	28

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2015 and December 31, 2014, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $130 million and $135 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of:

	March 31,	December 31,
($ in millions)	2015	2014
Pass	$63,538	62,787
Special mention	447	660
Substandard	440	380

Total	$64,425	63,827

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of March 31, 2015:

($ in millions)
Less than 1 year(a)	$2,245
1 - 5 years(a)	1,484
Over 5 years	52

Total	$3,781

(a)	Includes $84 and $22 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 97% of total letters of credit at March 31, 2015 and December 31, 2014 and are considered guarantees in accordance with U.S. GAAP. Approximately 61% and 60% of the total standby letters of credit were collateralized as of March 31, 2015 and December 31, 2014, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was immaterial at March 31, 2015 and $1 million at December 31, 2014. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings under this risk rating system are summarized in the following table as of:

	March 31,	December 31,
($ in millions)	2015	2014
Pass	$3,296	3,483
Special mention	151	147
Substandard	286	299
Doubtful	48	45

Total	$3,781	3,974

At March 31, 2015 and December 31, 2014, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of March 31, 2015 and December 31, 2014, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $1.5 billion and $1.7 billion, respectively, of which FTS acted as the remarketing agent to issuers on $1.3 billion and $1.4 billion, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, to $1.1 billion and $1.2 billion of the VRDNs remarketed by FTS, in addition to $234 million and $247 million in VRDNs remarketed by third parties at March 31, 2015 and December 31, 2014, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held $20 million and an immaterial amount of these VRDNs in its portfolio and classified them as trading securities at March 31, 2015 and December 31, 2014, respectively.

Forward contracts to sell mortgage loans

The Bancorp enters into forward contracts to economically hedge the change in fair value of certain residential mortgage loans held for sale due to changes in interest rates. The outstanding notional amounts of these forward contracts are included in the summary of significant commitments table for all periods presented.

Noncancelable operating lease obligations and other commitments

The Bancorp’s subsidiaries have entered into a number of noncancelable lease agreements. The minimum rental commitments under noncancelable lease agreements are shown in the summary of significant commitments table. The Bancorp has also entered into a limited number of agreements for work related to banking center construction and to purchase goods or services.

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $28 million at March 31, 2015 and $29 million at December 31, 2014. As of March 31, 2015 and December 31, 2014, the Bancorp maintained a reserve of $2 million related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. During 2009, the Bancorp suspended the practice of providing reinsurance of PMI for newly originated mortgage loans.

Legal claims

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. Refer to Note 15 for additional information regarding these proceedings.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

As of March 31, 2015 and December 31, 2014, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $36 million and $35 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available to it in estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of March 31, 2015, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $44 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions previously discussed to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possibly losses, depending on the outcome of various factors, including those previously discussed.

For the three months ended March 31, 2015 and 2014, the Bancorp paid $1 million and $7 million, respectively, in the form of make whole payments and repurchased $9 million and $23 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended March 31, 2015 and 2014 were $9 million and $35 million, respectively. Total outstanding repurchase demand inventory was $4 million at March 31, 2015 compared to $7 million at December 31, 2014.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended March 31,
($ in millions)	2015	2014
Balance, beginning of period	$35	44
Net additions to the reserve	2	2
Losses charged against the reserve	(1)	(8)

Balance, end of period	$36	38

The following tables provide a rollforward of unresolved claims by claimant type for the three months ended March 31:

	GSE		Private Label
2015 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	37	$6	1	$1
New demands	118	9	6	—
Loan paydowns/payoffs	(4)	—	—	—
Resolved demands	(119)	(11)	(5)	(1)

Balance, end of period	32	$4	2	$—

	GSE		Private Label
2014 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	264	$41	33	$5
New demands	230	34	10	1
Loan paydowns/payoffs	(16)	(1)	(2)	(1)
Resolved demands	(375)	(55)	(31)	(3)

Balance, end of period	103	$19	10	$2

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $535 million and $548 million at March 31, 2015 and December 31, 2014, respectively, and the delinquency rates were 3.4% at March 31, 2015 and 4.0% at December 31, 2014. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $10 million and $11 million at March 31, 2015 and December 31, 2014, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $14 million and $13 million at March 31, 2015 and December 31, 2014, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at March 31, 2015 and December 31, 2014.

Visa litigation

The Bancorp, as a member bank of Visa prior to Visa’s reorganization and IPO (the “IPO”) of its Class A common shares (the “Class A Shares”) in 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and by-laws and in accordance with their membership agreements. In accordance with Visa’s by-laws prior to the IPO, the Bancorp could have been required to indemnify Visa for the Bancorp’s proportional share of losses based on the pre-IPO membership interests. As part of its reorganization and IPO, the Bancorp’s indemnification obligation was modified to include only certain known or anticipated litigation (the “Covered Litigation”) as of the date of the restructuring. This modification triggered a requirement for the Bancorp to recognize a liability equal to the fair value of the indemnification liability.

In conjunction with the IPO, the Bancorp received 10.1 million of Visa’s Class B common shares (the “Class B Shares”) based on the Bancorp’s membership percentage in Visa prior to the IPO. The Class B Shares are not transferable (other than to another member bank) until the later of the third anniversary of the IPO closing or the date which the Covered Litigation has been resolved; therefore, the Bancorp’s Class B Shares were classified in other assets and accounted for at their carryover basis of $0. Visa initially deposited $3 billion of the proceeds from the IPO into a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Covered Litigation. Since then, when Visa’s litigation committee determined that the escrow account was insufficient, Visa issued additional Class A Shares and deposited the proceeds from the sale of the Class A Shares into the litigation escrow account. When Visa funded the litigation escrow account, the Class B Shares were subjected to dilution through an adjustment in the conversion rate of Class B Shares into Class A Shares.

In 2009, the Bancorp completed the sale of Visa, Inc. Class B Shares and entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which the Covered Litigation is settled. Refer to Note 19 for additional information on the valuation of the swap. The counterparty to the swap as a result of its ownership of the Class B Shares will be impacted by dilutive adjustments to the conversion rate of the Class B Shares into Class A Shares caused by any Covered Litigation losses in excess of the litigation escrow account. If actual judgments in, or settlements of, the Covered Litigation significantly exceed current expectations, then additional funding by Visa of the litigation escrow account and the resulting dilution of the Class B Shares could result in a scenario where the Bancorp’s ultimate exposure associated with the Covered Litigation (the “Visa Litigation Exposure”) exceeds the value of the Class B Shares owned by the swap counterparty (the “Class B Value”). In the event the Bancorp concludes that it is probable that the Visa Litigation Exposure exceeds the Class B Value, the Bancorp would record a litigation reserve liability and a corresponding amount of other noninterest expense for the amount of the excess. Any such litigation reserve liability would be separate and distinct from the fair value derivative liability associated with the total return swap.

As of the date of the Bancorp’s sale of Visa Class B Shares and through March 31, 2015, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $60 million at March 31, 2015 and $49 million at December 31, 2014. Refer to Notes 12 and 15 for further information.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

15. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 14 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. The court entered a Class Settlement Preliminary Approval Order in November 2012. Pursuant to the terms of the settlement agreement, the Bancorp paid $46 million into a class settlement escrow account. Previously, the Bancorp paid an additional $4 million in another settlement escrow in connection with the settlement of claims from plaintiffs not included in the class action. More than 7,900 merchants have requested exclusion from the class settlement. Pursuant to the terms of the settlement agreement, 25% of the funds paid into the class settlement escrow account have been returned to the control of the defendants through Class Exclusion Takedown Payments. Approximately 460 of the merchants who requested exclusion from the class have filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These “opt-out” federal lawsuits have been transferred to the United States District Court for the Eastern District of New York. The Bancorp was not named as a defendant in any of the opt-out federal lawsuits, but may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. In addition, one merchant filed a separate state court lawsuit against Visa, MasterCard and certain other defendants, including the Bancorp, alleging similar antitrust violations. On January 14, 2014, the court entered a final order approving the class settlement. A number of merchants have filed appeals from that approval. On July 18, 2014, the court in which all but one of the opt-out federal lawsuits have been consolidated denied defendants’ motion to dismiss the complaints. Several of the opt-out federal lawsuits have been resolved. Refer to Note 14.

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

In November 2014, a shareholder of the Bancorp filed a shareholder derivative suit in the Court of Common Pleas for Hamilton County, Ohio, against current and former members of the Bancorp’s Board of Directors, the Bancorp’s former Chief Financial Officer and current Executive Vice President, Daniel T. Poston, the Bancorp’s Chief Executive Officer, Kevin T. Kabat, and, nominally, the Bancorp. The suit alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Bancorp’s alleged violations of federal and state securities laws, among other charges, in relation to its administrative settlement with the United States Securities and Exchange Commission announced on December 4, 2013 to resolve the previously reported investigation of the Bancorp’s historical accounting and reporting with respect to certain commercial loans that were sold or reclassified as held for sale by the Company in the fourth quarter of 2008. The suit seeks, among other things, unspecified monetary damages, disgorgement of profits, certain corporate governance and personnel actions and compliance and disclosure changes. On January 16, 2015, a motion to dismiss the complaint was filed on behalf of all defendants, which the plaintiff opposed. The impact of the final disposition of this lawsuit cannot be assessed at this time.

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

The Bancorp and/or its affiliates are involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory bodies regarding their respective businesses. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement authorities such as the Department of Justice or a United States Attorney. Among other matters, the Bancorp has been cooperating with the Department of Justice, the Department of Housing and Urban Development and the Federal Housing Finance Authority in civil investigations regarding compliance with requirements relating to certain Federal Housing Agency-insured loans and certain loans sold to government sponsored entities originated by affiliates of the Bancorp. The investigations could lead to liability under the Federal False Claims Act and the Federal Financial Institutions Reform, Recovery and Enforcement Act of 1989, which allow up to treble and other special damages substantially in excess of actual losses. Additionally, the Bancorp is also cooperating with an investigation by the Department of Justice to determine whether the Bank engaged in any discriminatory practices in connection with the Bank’s indirect automobile loan portfolio. Any claim resulting from this investigation could include direct and indirect damages and civil money penalties.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp is party to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings including the matters discussed above in an aggregate amount up to approximately $61 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

For these matters and others where an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses in excess of the established accrual that cannot be estimated. Based on information currently available, advice of counsel, available insurance coverage and established accruals, the Bancorp believes that the eventual outcome of the actions against the Bancorp and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on the Bancorp’s consolidated financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to the Bancorp’s results of operations for any particular period, depending, in part, upon the size of the loss or liability imposed and the operating results for the applicable period.

16. Income Taxes

The Bancorp’s provision for income taxes was $124 million and $119 million for the three months ended March 31, 2015 and 2014, respectively. The effective tax rates for the three months ended March 31, 2015 and 2014 were 25.6% and 27.3%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2015 compared to the same period in the prior year included the benefit from an increase in the amount of 2015 forecasted income tax credits.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

17. Accumulated Other Comprehensive Income

The tables below present the activity of the components of OCI and AOCI for the three months ended March 31, 2015 and 2014:

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
March 31, 2015
Unrealized holding gains on available-for-sale securities arising during period	$215	(74)	141
Reclassification adjustment for net gains on available-for-sale securities included in net income	(12)	4	(8)

Net unrealized gains on available-for-sale securities	203	(70)	133	475	133	608
Unrealized holding gains on cash flow hedge derivatives arising during period	52	(18)	34
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(16)	6	(10)

Net unrealized gains on cash flow hedge derivatives	36	(12)	24	23	24	47
Reclassification of amounts to net periodic benefit costs	3	(1)	2

Defined benefit pension plans, net	3	(1)	2	(69)	2	(67)

Total	$242	(83)	159	429	159	588

	Total Other			Total Accumulated Other
	Comprehensive Income			Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
($ in millions)	Activity	Effect	Activity	Balance	Activity	Balance
March 31, 2014
Unrealized holding gains on available-for-sale securities arising during period	$173	(60)	113
Reclassification adjustment for net gains on available-for-sale securities included in net income	(5)	2	(3)

Net unrealized gains on available-for-sale securities	168	(58)	110	121	110	231
Unrealized holding gains on cash flow hedge derivatives arising during period	15	(5)	10
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(10)	3	(7)

Net unrealized gains on cash flow hedge derivatives	5	(2)	3	13	3	16
Reclassification of amounts to net periodic benefit costs	2	(1)	1

Defined benefit pension plans, net	2	(1)	1	(52)	1	(51)

Total	$175	(61)	114	82	114	196

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of AOCI:

Components of AOCI: ($ in millions)	Affected Line Item in the Condensed Consolidated Statements of Income	For the three months ended March 31,
		2015	2014
Net unrealized gains on available-for-sale securities:(b)
Net gains included in net income	Securities gains, net	$12	5

	Income before income taxes	12	5
	Applicable income tax expense	(4)	(2)

	Net income	8	3

Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	16	10

	Income before income taxes	16	10
	Applicable income tax expense	(6)	(3)

	Net income	10	7

Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)	(3)	(2)

	Income before income taxes	(3)	(2)
	Applicable income tax expense	1	1

	Net income	(2)	(1)

Total reclassifications for the period	Net income	$16	9

(a)	This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014 for information on the computation of net periodic benefit cost.
(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

18. Earnings Per Share

The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2015			2014
For the three months ended March 31: (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$361			318
Dividends on preferred stock	15			9

Net income available to common shareholders	346			309
Less: Income allocated to participating securities	3			3

Net income allocated to common shareholders	$343	810	0.42	306	846	0.36

Earnings per diluted share:
Net income available to common shareholders	$346			309
Effect of dilutive securities:
Stock-based awards	—	9		—	12

Net income available to common shareholders	346			309
plus assumed conversions
Less: Income allocated to participating securities	3			3

Net income allocated to common shareholders plus assumed conversions	$343	819	0.42	306	858	0.36

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three months ended March 31, 2015 and 2014 excludes 18 million and 11 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

The diluted earnings per share computation for the three months ended March 31, 2015 excludes the impact of the forward contract related to the January 27, 2015 accelerated share repurchase transaction. Based upon the average daily volume weighted average price of the Bancorp’s common stock during the first quarter of 2015, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of March 31, 2015, and thus the impact of the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

19. Fair Value Measurements

The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For more information regarding the fair value hierarchy, refer to Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using
March 31, 2015 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$25	1,602	—	1,627
Obligations of states and political subdivisions securities	—	192	—	192
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	15,025	—	15,025
Agency commercial mortgage-backed securities	—	5,447	—	5,447
Non-agency commercial mortgage-backed securities	—	2,014	—	2,014
Asset-backed securities and other debt securities	—	1,402	—	1,402
Equity securities(a)	83	19	—	102

Available-for-sale and other securities(a)	108	25,701	—	25,809
Trading securities:
U.S. Treasury and federal agencies securities	—	19	—	19
Obligations of states and political subdivisions securities	—	55	—	55
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	4	—	4
Asset-backed securities and other debt securities	—	15	—	15
Equity securities	299	—	—	299

Trading securities	299	93	—	392
Residential mortgage loans held for sale	—	689	—	689
Residential mortgage loans(b)	—	—	126	126
Derivative assets:
Interest rate contracts	2	1,067	19	1,088
Foreign exchange contracts	—	597	—	597
Equity contracts	—	—	485	485
Commodity contracts	58	265	—	323

Derivative assets	60	1,929	504	2,493

Total assets	$467	28,412	630	29,509

Liabilities:
Derivative liabilities:
Interest rate contracts	$7	323	2	332
Foreign exchange contracts	—	553	—	553
Equity contracts	—	—	60	60
Commodity contracts	38	268	—	306

Derivative liabilities	45	1,144	62	1,251
Short positions	21	2	—	23

Total liabilities	$66	1,146	62	1,274

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
December 31, 2014 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$25	1,607	—	1,632
Obligations of states and political subdivisions securities	—	192	—	192
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	12,404	—	12,404
Agency commercial mortgage-backed securities	—	4,565	—	4,565
Non-agency commercial mortgage-backed securities	—	1,550	—	1,550
Asset-backed securities and other debt securities	—	1,362	—	1,362
Equity securities(a)	84	19	—	103

Available-for-sale and other securities(a)	109	21,699	—	21,808
Trading securities:
U.S. Treasury and federal agencies securities	—	14	—	14
Obligations of states and political subdivisions securities	—	8	—	8
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	9	—	9
Asset-backed securities and other debt securities	—	13	—	13
Equity securities	316	—	—	316

Trading securities	316	44	—	360
Residential mortgage loans held for sale	—	561	—	561
Residential mortgage loans(b)	—	—	108	108
Derivative assets:
Interest rate contracts	—	888	12	900
Foreign exchange contracts	—	417	—	417
Equity contracts	—	—	415	415
Commodity contracts	68	280	—	348

Derivative assets	68	1,585	427	2,080

Total assets	$493	23,889	535	24,917

Liabilities:
Derivative liabilities:
Interest rate contracts	$6	276	2	284
Foreign exchange contracts	—	372	—	372
Equity contracts	—	—	49	49
Commodity contracts	58	280	—	338

Derivative liabilities	64	928	51	1,043
Short positions	16	5	—	21

Total liabilities	$80	933	51	1,064

(a)	Excludes FHLB and FRB restricted stock totaling $248 and $352, respectively, at March 31, 2015 and December 31, 2014.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the three months ended March 31, 2015 and the year ended December 31, 2014, no assets or liabilities were transferred between Level 1 and Level 2.

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale and other securities and trading securities

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity, swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At March 31, 2015 and December 31, 2014, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a warrant associated with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net fair value asset of the IRLCs at March 31, 2015 was $19 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $7 million and $14 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $8 million and $16 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $2 million and $4 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $2 million and $4 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

The Consumer Line of Business Finance Department, which reports to the Bancorp’s Chief Financial Officer, and the aforementioned Secondary Marketing Department are responsible for determining the valuation methodology for IRLCs. Secondary Marketing, in conjunction with a third party valuation provider, periodically review loan closing rate assumptions and recent loan sales to determine if adjustments are needed for current market conditions not reflected in historical data.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended March 31, 2015 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$—	108	10	366	484
Total gains (realized/unrealized):
Included in earnings	—	2	35	53	90
Settlements	—	(7)	(28)	6	(29)
Transfers into Level 3(b)	—	23	—	—	23

Ending balance	$—	126	17	425	568

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2015(c)	$—	2	19	53	74

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended March 31, 2014 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	92	8	336	437
Total gains or losses (realized/unrealized):
Included in earnings	—	1	37	(35)	3
Settlements	—	(2)	(32)	4	(30)
Transfers into Level 3(b)	—	12	—	—	12

Ending balance	$1	103	13	305	422

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2014(c)	$—	1	16	(35)	(18)

(a)	Net interest rate derivatives include derivative assets and liabilities of $19 and $2, respectively, as of March 31, 2015 and $16 and $3, respectively, as of March 31, 2014. Net equity derivatives include derivative assets and liabilities of $485 and $60, respectively, as of March 31, 2015, and $348 and $43, respectively, as of March 31, 2014.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2015	2014
Mortgage banking net revenue	$36	38
Corporate banking revenue	1	—
Other noninterest income	53	(35)

Total gains	$90	3

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at March 31, 2015 and 2014 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2015	2014
Mortgage banking net revenue	$20	17
Corporate banking revenue	1	—
Other noninterest income	53	(35)

Total gains (losses)	$74	(18)

The following tables present information as of March 31, 2015 and 2014 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a recurring basis:

As of March 31, 2015 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$126	Loss rate model	Interest rate risk factor Credit risk factor	(5.7) - 18.3% 0 - 47.9%	5.3% 1.2%

IRLCs, net	19	Discounted cash flow	Loan closing rates	2.3 - 87.6%	67.0%

Stock warrant associated with Vantiv Holding, LLC	485	Black-Scholes option valuation model	Expected term (years) Expected volatility(a) Expected dividend rate	2.0 - 14.3 22.9 - 32.2% —	5.9 26.5% —

Swap associated with the sale of Visa, Inc. Class B shares	(60)	Discounted cash flow	Timing of the resolution of the Covered Litigation	9/30/16 - 3/31/2021	NM

As of March 31, 2014 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$103	Loss rate model	Interest rate risk factor Credit risk factor	(21.8) - 20.1% 0 - 62.4%	3.0% 2.0%

IRLCs, net	16	Discounted cash flow	Loan closing rates	7.3 - 95.0%	67.6%

Stock warrant associated with Vantiv Holding, LLC	348	Black-Scholes option valuation model	Expected term (years) Expected volatility(a) Expected dividend rate	2.00 - 15.25 25.0 - 32.7% —	6.0 28.1% —

Swap associated with the sale of Visa, Inc. Class B shares	(43)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2014 - 12/31/2019	NM

(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

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

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of March 31, 2015 and 2014, and for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2015 and 2014, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of March 31, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2015
Commercial loans held for sale(a)	$—	—	1	1	4
Commercial and industrial loans	—	—	366	366	(43)
Commercial mortgage loans	—	—	52	52	(13)
Residential mortgage loans	—	—	55	55	(1)
MSRs	—	—	788	788	(48)
OREO	—	—	36	36	(8)
Bank premises	—	—	5	5	(3)
Operating lease equipment	—	—	39	39	(30)

Total	$—	—	1,342	1,342	(142)

	Fair Value Measurements Using				Total (Losses) Gains
As of March 31, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2014
Commercial and industrial loans	$—	—	22	22	(41)
Commercial mortgage loans	—	—	31	31	(11)
Commercial construction loans	—	—	2	2	—
MSRs	—	—	972	972	4
OREO	—	—	95	95	(13)

Total	$—	—	1,122	1,122	(61)

(a)	Includes commercial nonaccrual loans held for sale.

The following tables present information as of March 31, 2015 and 2014 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of March 31, 2015 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$1	Appraised value	Appraised value	NM	NM
			Cost to sell	NM	10.0%

Commercial and industrial loans	366	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	52	Appraised value	Collateral value	NM	NM

Residential mortgage loans	55	Appraised value	Appraised value	NM	NM

MSRs	788	Discounted cash flow	Prepayment speed	0.6 - 100%	(Fixed) 10.0% (Adjustable) 32.2%
			OAS spread (bps)	430 - 1,700	(Fixed) 920 (Adjustable) 640

OREO	36	Appraised value	Appraised value	NM	NM

Bank premises	5	Appraised value	Appraised value	NM	NM

Operating lease equipment	39	Appraised value	Appraised value	NM	NM

As of March 31, 2014 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial and industrial loans	$22	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	31	Appraised value	Collateral value	NM	NM

Commercial construction loans	2	Appraised value	Collateral value	NM	NM

MSRs	972	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 10.6% (Adjustable) 26.1%
			Discount rates	9.6 - 13.2%	(Fixed) 9.9% (Adjustable) 11.8%

OREO	95	Appraised value	Appraised value	NM	NM

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Commercial loans held for sale

During the three months ended March 31, 2015 and 2014, the Bancorp transferred an immaterial amount of commercial loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value. There were immaterial amounts of fair value adjustments for the three months ended March 31, 2015 and 2014 that were generally based on appraisals of the underlying collateral and were therefore, classified within Level 3 of the valuation hierarchy. Additionally, there were $1 million of fair value adjustments on existing commercial loans held for sale for the three months ended March 31, 2015 and 2014. The fair value adjustments were also based on appraisals of the underlying collateral and were therefore classified within Level 3 of the valuation hierarchy. During the three months ended March 31, 2015 the Bancorp recognized a $5 million gain on sale of certain commercial loans held for sale. There were no gains recognized during the three months ended March 31, 2014. An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement.

The Accounting Department determines the procedures for valuation of commercial HFS loans which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year-old are updated and the Real Estate Valuation group, which reports to the Chief Risk Officer, in conjunction with the Commercial Line of Business review the third party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance Department, which reports to the Bancorp’s Chief Financial Officer, in conjunction with the Accounting Department reviews all loan appraisal values, carrying values and vintages.

Commercial loans held for investment

During the three months ended March 31, 2015 and 2014, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial, commercial mortgage and commercial construction loans held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized.

An adverse change in the fair value of the underlying collateral would result in a decrease in the fair value measurement. The fair values and recognized impairment losses are reflected in the previous table. Commercial Credit Risk, which reports to the Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

Residential mortgage loans

During the three months ended March 31, 2015, the Bancorp transferred approximately $55 million of restructured residential mortgage loans from held for sale to portfolio as the Bancorp no longer had the intent to sell the loans. Upon transfer, the Bancorp recognized a nonrecurring fair value adjustment of $1 million on these loans, which had previously been transferred to held for sale in the fourth quarter of 2014.

MSRs

Mortgage interest rates decreased during the three months ended March 31, 2015 and the Bancorp recognized temporary impairment in certain classes of the MSR portfolio and the carrying value was adjusted to the fair value. The Bancorp recognized a recovery of temporary impairment on servicing rights during the three months ended March 31, 2014. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal OAS models with certain unobservable inputs, primarily prepayment speed assumptions, OAS and weighted average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 11 for further information on the assumptions used in the valuation of the Bancorp’s MSRs. The Secondary Marketing Department and Treasury Department are responsible for determining the valuation methodology for MSRs. Representatives from Secondary Marketing, Treasury, Accounting and Risk Management are responsible for reviewing key assumptions used in the internal OAS model. Two external valuations of the MSR portfolio are obtained from third parties that use valuation models in order to assess the reasonableness of the internal OAS model. Additionally, the Bancorp participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the MSR valuation process and the resulting MSR prices.

OREO

During the three months ended March 31, 2015, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses are primarily due to declines in real estate values of the properties recorded in OREO. For the three months ended March 31, 2015 and 2014, these losses include $5 million and $3 million respectively, recorded as charge-offs, on new OREO properties transferred from loans during the respective periods and $3 million and $10 million, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense and other noninterest income, respectively, subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Bank premises

The Bancorp monitors consumer preferences for banking interactions and related customer behavior patterns in an effort to ensure that its retail distribution network is both responsive to such trends and efficient. As part of this ongoing assessment, the Bancorp determined that certain components of its bank premises would no longer be held for or used for their intended purposes and therefore these properties were written down to their lower of cost or market value. At least annually thereafter, the Bancorp will review these properties for market fluctuations. The fair value amounts were generally based on appraisals of the property values received from a third party appraiser, resulting in a classification within Level 3 of the valuation hierarchy. Corporate Facilities, which reports to the Chief Strategy and Administrative Officer, in conjunction with Accounting are responsible for preparing and reviewing the fair value estimates for bank premises.

Operating lease equipment

During the three months ended March 31, 2015, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. The Commercial Leasing Department, which reports to the Chief Operating Officer, is responsible for preparing and reviewing the fair value estimates for operating lease equipment. Refer to Note 8 for further information on the impairment charge related to certain operating lease equipment.

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

Fair value changes recognized in earnings for instruments held at March 31, 2015 and 2014 for which the fair value option was elected as well as the changes in fair value of the underlying IRLCs, included gains of $30 million and $23 million, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $1 million and $2 million at March 31, 2015 and December 31, 2014, respectively. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

	Aggregate	Aggregate Unpaid
($ in millions)	Fair Value	Principal Balance	Difference
March 31, 2015
Residential mortgage loans measured at fair value	$815	785	30
Past due loans of 90 days or more	2	2	—
Nonaccrual loans	2	2	—

December 31, 2014
Residential mortgage loans measured at fair value	669	643	26
Past due loans of 90 days or more	2	2	—
Nonaccrual loans	3	3	—

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total
As of March 31, 2015 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,920	2,920	—	—	2,920
Other securities	600	—	600	—	600
Held-to-maturity securities	177	—	—	177	177
Other short-term investments	4,919	4,919	—	—	4,919
Loans held for sale	35	—	—	35	35
Portfolio loans and leases:
Commercial and industrial loans	41,385	—	—	42,250	42,250
Commercial mortgage loans	7,085	—	—	6,694	6,694
Commercial construction loans	2,283	—	—	1,934	1,934
Commercial leases	3,744	—	—	3,539	3,539
Residential mortgage loans	12,340	—	—	12,638	12,638
Home equity	8,629	—	—	9,192	9,192
Automobile loans	11,834	—	—	11,594	11,594
Credit card	2,187	—	—	2,487	2,487
Other consumer loans and leases	435	—	—	443	443
Unallocated ALLL	(104)	—	—	—	—

Total portfolio loans and leases, net	$89,818	—	—	90,771	90,771

Financial liabilities:
Deposits	$103,415	—	103,477	—	103,477
Federal funds purchased	200	200	—	—	200
Other short-term borrowings	1,413	—	1,415	—	1,415
Long-term debt	14,055	14,103	696	—	14,799

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying Amount	Fair Value Measurements Using			Total
As of December 31, 2014 ($ in millions)		Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$3,091	3,091	—	—	3,091
Other securities	600	—	600	—	600
Held-to-maturity securities	187	—	—	187	187
Other short-term investments	7,914	7,914	—	—	7,914
Loans held for sale	700	—	—	700	700
Portfolio loans and leases:
Commercial and industrial loans	40,092	—	—	40,781	40,781
Commercial mortgage loans	7,259	—	—	6,878	6,878
Commercial construction loans	2,052	—	—	1,735	1,735
Commercial leases	3,675	—	—	3,426	3,426
Residential mortgage loans	12,177	—	—	12,249	12,249
Home equity	8,799	—	—	9,224	9,224
Automobile loans	12,004	—	—	11,748	11,748
Credit card	2,297	—	—	2,586	2,586
Other consumer loans and leases	405	—	—	414	414
Unallocated ALLL	(106)	—	—	—	—

Total portfolio loans and leases, net	$88,654	—	—	89,041	89,041

Financial liabilities:
Deposits	$101,712	—	101,715	—	101,715
Federal funds purchased	144	144	—	—	144
Other short-term borrowings	1,556	—	1,561	—	1,561
Long-term debt	14,967	14,993	655	—	15,648

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

Portfolio loans and leases, net

Fair values were estimated by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics, similar remaining maturities, prepayment speeds and loss severities. The Bancorp estimates fair values at the transaction level whenever possible. For certain products with a very large number of homogenous transactions, like residential mortgage loans, the Bancorp employs a pool approach. This approach involves stratifying and sorting the entire population of transactions into a smaller number of pools with like characteristics. Characteristics may include maturity date, coupon, origination date and principal amortization method.

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

The Bancorp manages interest rate risk centrally at the corporate level by employing an FTP methodology. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through loan originations and deposit taking. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the U.S. swap curve. Matching duration allocates interest income and interest expense to each business segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the Bancorp benefits from the widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit-providing businesses, such as Branch Banking and Investment Advisors, on a duration-adjusted basis. The net impact of the FTP methodology is captured in General Corporate and Other.

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2015 to reflect the current market rates and updated market assumptions. These rates were generally lower than those in place during 2014, thus net interest income for deposit providing businesses was negatively impacted during 2015.

The business segments are charged provision expense based on the actual net charge-offs experienced by the loans and leases owned by each business segment. Provision expense attributable to loan and lease growth and changes in ALLL factors are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations, by accessing the capital markets as a collective unit.

The results of operations and financial position for the three months ended March 31, 2014 were adjusted to reflect the transfer of certain customers and Bancorp employees from Commercial Banking to Branch Banking, effective January 1, 2015. In addition, the prior year balances were adjusted to reflect a change in internal allocation methodology.

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,303 full-service Banking Centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the three months ended March 31, 2015 and 2014:

							General
	Commercial		Branch		Consumer	Investment	Corporate
March 31, 2015 ($ in millions)	Banking		Banking		Lending	Advisors	and Other	Eliminations		Total
Net interest income	$392		377		63	29	(14)	—		847
Provision for loan and lease losses	33		42		14	2	(22)	—		69

Net interest income after provision for loan and lease losses	359		335		49	27	8	—		778

Total noninterest income	174	(c)	176	(b)	129	107	82	(38	)(a)	630
Total noninterest expense	357		392		104	115	(7)	(38)		923

Income before income taxes	176		119		74	19	97	—		485
Applicable income tax expense	13		42		26	7	36	—		124

Net income	163		77		48	12	61	—		361
Less: Net income attributable to noncontrolling interests	—		—		—	—	—	—		—

Net income attributable to Bancorp	163		77		48	12	61	—		361
Dividends on preferred stock	—		—		—	—	15	—		15

Net income available to common shareholders	$163		77		48	12	46	—		346

Total goodwill	$613		1,655		—	148	—	—		2,416

Total assets	$57,864		53,290		22,057	10,042	(2,783)	—		140,470

March 31, 2014 ($ in millions)	Commercial Banking		Branch Banking		Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total
Net interest income	$398		391		64	32	8	—		893
Provision for loan and lease losses	98		45		25	—	(99)	—		69

Net interest income after provision for loan and lease losses	300		346		39	32	107	—		824

Total noninterest income	208		174		119	103	(5)	(35	)(a)	564
Total noninterest expense	333		390		167	110	(15)	(35)		950

Income (loss) before income taxes	175		130		(9)	25	117	—		438
Applicable income tax expense (benefit)	17		45		(3)	8	52	—		119

Net income (loss)	158		85		(6)	17	65	—		319
Less: Net income attributable to noncontrolling interests	—		—		—	—	1	—		1

Net income (loss) attributable to Bancorp	158		85		(6)	17	64	—		318
Dividends on preferred stock	—		—		—	—	9	—		9

Net income (loss) available to common shareholders	$158		85		(6)	17	55	—		309

Total goodwill	$613		1,655		—	148	—	—		2,416

Total assets	$55,090		49,469		22,436	9,775	(7,116)	—		129,654

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes an impairment charge of $4 for branches and land. For more information refer to Note 7 and Note 19.
(c)	Includes an impairment charge of $30 for operating lease equipment. For more information refer to Note 8.

21. Subsequent Event

On April 27, 2015, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 6,704,835 shares, or approximately $155 million, of its outstanding common stock on April 30, 2015. The Bancorp repurchased the shares of its common stock as part of its Board approved 100 million share repurchase program previously announced on March 18, 2014. The Bancorp expects the settlement of the transaction to occur on or before July 28, 2015.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the first quarter of 2015 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the first quarter of 2015.

Defaults Upon Senior Securities (Item 3)

None.

Mine Safety Disclosures (Item 4)

Not applicable.

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

3.2	Code of Regulations of Fifth Third Bancorp as Amended as of September 15, 2014. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 17, 2014.

10.1	Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated January 22, 2015 between Fifth Third Bancorp and Wells Fargo Bank, National Association.*

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail.

*	An application for confidential treatment for selected portions of this exhibit has been filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: May 11, 2015	/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer