Form 10-Q
period 2015-06-30
FIFTH THIRD BANCORP
filed 2015-08-05
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

There were 809,289,762 shares of the Registrant’s common stock, without par value, outstanding as of July 31, 2015.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K as updated by our Quarterly Reports on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements and adequate sources of funding and liquidity may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties from Fifth Third’s investment in, relationship with, and nature of the operations of Vantiv, LLC; (21) loss of income from any sale or potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth; (22) difficulties in separating the operations of any branches or other assets divested; (23) inability to achieve expected benefits from branch consolidations and planned sales within desired timeframes, if at all; (24) ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; and (25) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.

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

TABLE 1: Selected Financial Data

	For the three months ended June 30,			For the six months ended June 30,
($ in millions, except for per share data)	2015	2014	% Change	2015	2014	% Change
Income Statement Data
Net interest income(a)	$892	905	(1)	$1,744	1,803	(3)
Noninterest income	556	736	(24)	1,187	1,300	(9)
Total revenue(a)	1,448	1,641	(12)	2,931	3,103	(6)
Provision for loan and lease losses	79	76	4	148	146	1
Noninterest expense	947	954	(1)	1,871	1,903	(2)
Net income attributable to Bancorp	315	439	(28)	676	756	(11)
Net income available to common shareholders	292	416	(30)	638	724	(12)

Common Share Data
Earnings per share, basic	$0.36	0.49	(27)	$0.78	0.85	(8)
Earnings per share, diluted	0.36	0.49	(27)	0.77	0.84	(8)
Cash dividends declared per common share	0.13	0.13	—	0.26	0.25	4
Book value per share	17.62	16.74	5	17.62	16.74	5
Market value per share	20.82	21.35	(2)	20.82	21.35	(2)

Financial Ratios
Return on average assets	0.90%	1.34	(33)	0.98%	1.17	(16)
Return on average common equity	8.1	11.9	(32)	8.9	10.5	(15)
Return on average tangible common equity(b)	9.7	14.4	(33)	10.7	12.7	(16)
Dividend payout ratio	36.1	26.5	36	33.3	29.4	13
Average total Bancorp shareholders’ equity as a percent of average assets	11.32	11.57	(2)	11.40	11.55	(1)
Tangible common equity(b)	8.33	8.74	(5)	8.33	8.74	(5)
Net interest margin(a)	2.90	3.15	(8)	2.88	3.18	(9)
Efficiency(a)	65.4	58.2	12	63.8	61.4	4

Credit Quality
Net losses charged-off	$86	101	(15)	$177	270	(34)
Net losses charged-off as a percent of average portfolio loans and leases	0.37%	0.45	(18)	0.39%	0.60	(35)
ALLL as a percent of portfolio loans and leases	1.39	1.61	(14)	1.39	1.61	(14)
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.54	1.77	(13)	1.54	1.77	(13)
Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(d)	0.67	0.92	(27)	0.67	0.92	(27)

Average Balances
Loans and leases, including held for sale	$92,739	91,241	2	$92,202	90,742	2
Total securities and other short-term investments	30,563	23,940	28	29,805	23,443	27
Total assets	139,992	130,965	7	138,828	129,953	7
Transaction deposits(e)	96,460	89,148	8	95,322	88,526	8
Core deposits(f)	100,534	92,841	8	99,370	92,181	8
Wholesale funding(g)	18,362	19,204	(4)	18,632	18,726	(1)
Bancorp shareholders’ equity	15,841	15,157	5	15,831	15,011	5

	Basel III Transitional(h)	Basel I(i)		Basel III Transitional(h)	Basel I(i)
Regulatory Capital Ratios
CET1 capital	9.42%	N/A	NM	9.42%	N/A	NM
Tier I risk-based capital	10.51	10.80	NM	10.51	10.80	NM
Total risk-based capital	13.69	14.30	NM	13.69	14.30	NM
Tier I leverage	9.44	9.86	NM	9.44	9.86	NM

	Basel III Fully Phased-In			Basel III Fully Phased-In
CET1 capital(b)	9.31	N/A	NM	9.31	N/A	NM

(a)	Amounts presented on an FTE basis. The FTE adjustment for the three months ended June 30, 2015 and 2014 was $5 and for the six months ended June 30, 2015 and 2014 was $10.
(b)	The return on average tangible common equity, tangible common equity and CET1 capital (fully phased-in) ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.
(h)	Under the banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting values are added together resulting in the Bancorp’s total risk-weighted assets.
(i)	These capital ratios were calculated under the Supervisory Agencies general risk-based capital rules (Basel I) which were in effect prior to January 1, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2015, the Bancorp had $141.7 billion in assets, with 1,299 full-service Banking Centers, including 101 Bank Mart® locations open seven days a week inside select grocery stores, and 2,630 ATMs in 12 states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has an approximate 23% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $415 million as of June 30, 2015.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended June 30, 2015, net interest income on an FTE basis and noninterest income provided 62% and 38% of total revenue, respectively. For the six months ended June 30, 2015, net interest income on an FTE basis and noninterest income provided 60% and 40% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived primarily from service charges on deposits, investment advisory revenue, mortgage banking net revenue, corporate banking revenue, card and processing revenue and other noninterest income. Noninterest expense is primarily driven by personnel costs, net occupancy expense, technology and communication costs, card and processing expense, equipment expense and other noninterest expense.

Branch Consolidation and Sales Plan

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service branches at certain of its existing banking center locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. On June 16, 2015, the Bancorp’s Board of Directors authorized management to pursue a plan to further develop its distribution strategy, including a plan to consolidate and/or sell 105 operating branch locations and to sell an additional 31 parcels of undeveloped land that had been acquired by the Bancorp for future branch expansion.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $98 million and $102 million for the three and six months ended June 30, 2015, respectively, and $18 million for both the three and six months ended June 30, 2014. The impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income. For more information on the branch consolidation and sales plan, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Accelerated Share Repurchase Transactions

During the six months ended June 30, 2015, the Bancorp entered into or settled a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted average price of the Bancorp’s common stock during the term of the repurchase agreements. For more information on the accelerated share repurchase program, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the six months ended June 30, 2015, refer to Table 2.

TABLE 2: Summary of Accelerated Share Repurchase Transactions

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
October 23, 2014	$180	8,337,875	794,245	9,132,120	January 8, 2015
January 27, 2015	180	8,542,713	1,103,744	9,646,457	April 28, 2015
April 30, 2015	155	6,704,835	842,655	7,547,490	July 31, 2015

For further information on a subsequent event related to capital actions, refer to Note 22 of the Notes to Condensed Consolidated Financial Statements.

Legislative and Regulatory Developments

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

The BHCs that participated in the 2015 CCAR, including the Bancorp, are required to conduct mid-cycle company-run stress tests using data as of March 31, 2015. The stress tests must be based on three BHC defined scenarios – baseline, adverse and severely adverse. The Bancorp submitted the results of its mid-cycle stress test to the FRB by the required July 6, 2015 submission date. For further information on the 2015 mid-cycle stress test, see the Capital Management section of MD&A.

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

Fifth Third’s deposit advance product was designed to fully comply with the applicable federal and state laws and use of this product is subject to strict eligibility requirements and advance restriction guidelines to limit dependency on this product as a borrowing source. The Bancorp’s deposit advance balances are included in other consumer loans and leases in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A and represent substantially all of the revenue reported in interest and fees on other consumer loans and leases in the Bancorp’s Condensed Consolidated Statements of Income and in Tables 7 and 8 in the Statements of Income Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On January 17, 2014, given developments in industry practice, Fifth Third announced that it would no longer enroll new customers in its deposit advance product and expected to phase out the service to existing customers by the end of 2014. To avoid a disruption to its existing customers during the extension period while the banking industry awaits further regulatory guidance on the deposit advance product, on November 3, 2014, Fifth Third announced changes to its current deposit advance product for existing customers beginning January 1, 2015, including a lower transaction fee, an extended repayment period and a reduced maximum advance period. The Bancorp is continuing to offer the service to existing deposit advance customers until further regulatory guidance is finalized. The Bancorp currently expects these changes to the deposit advance product to negatively impact net interest income by approximately $95 million in 2015.

In December of 2010 and revised in June of 2011, the BCBS issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new CET1 capital ratio. In July of 2013, U.S. banking regulators approved final enhanced regulatory capital requirements (Basel III Final Rule), which included modifications to the proposed rules. The Basel III Final Rule provided for certain banks, including the Bancorp, to opt out of including AOCI in Tier I capital and also retained the treatment of residential mortgage exposures consistent with the current Basel I capital rules. The Basel III Final Rule phases out the inclusion of certain TruPS as a component of Tier I capital. The Bancorp became subject to the Basel III Final Rule on January 1, 2015. The Bancorp made a one-time permanent election not to include AOCI in CET1 capital in the March 31, 2015 FFIEC 031 and FR Y-9C filings. For more information on the impact of the regulatory capital enhancements refer to the Capital Management section of MD&A.

On December 10, 2013, the banking agencies finalized section 619 of the DFA, known as the Volcker Rule, which became effective April 1, 2014. Though the final rule was effective April 1, 2014, the FRB granted the industry an extension of time until July 21, 2015 to conform certain of its activities related to proprietary trading to comply with the Volcker Rule. In addition, the FRB has granted the industry an extension of time until July 21, 2016, and announced its intention to grant a one year extension of the conformance period until July 21, 2017, to conform certain ownership interests in, sponsorship activities of and relationships with private equity or hedge funds as well as holding certain collateralized loan obligations that were in place as of December 31, 2013. It is possible that additional conformance period extensions could be granted either to the entire industry, or, upon request, to requesting banking organizations on a case-by-case basis. The final rule prohibits banks and bank holding companies from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments for their own account. The Volcker Rule also restricts banks and their affiliated entities from owning, sponsoring or having certain relationships with private equity and hedge funds, as well as holding certain collateralized loan obligations that are deemed to contain ownership interests. Exemptions are provided for certain activities such as underwriting, market making, hedging, trading in certain government obligations and organizing and offering a hedge fund or private equity fund. Fifth Third does not sponsor any private equity or hedge funds that, under the final rule, it is prohibited from sponsoring. As of June 30, 2015, the Bancorp held no collateralized loan obligations. As of June 30, 2015, the Bancorp had approximately $181 million in interests and approximately $38 million in binding commitments to invest in private equity funds that are affected by the Volcker Rule. It is expected that over time the Bancorp may need to sell or redeem these investments, however no formal plan to sell has been approved as of June 30, 2015. As a result of the announced conformance period extension, the Bancorp believes it is likely that these investments will be reduced over time in the ordinary course of events before compliance is required.

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

On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the FRB’s rule concerning electronic debit card transaction fees and network exclusivity arrangements (the “Current Rule”) that were adopted to implement Section 1075 of the DFA, known as the Durbin Amendment. The Court held that, in adopting the Current Rule, the FRB violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and therefore the Current Rule’s maximum permissible fees were too high. In addition, the Court held that the Current Rule’s network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The Court vacated the Current Rule, but stayed its ruling to provide the FRB an opportunity to replace the invalidated portions. The FRB appealed this decision and on March 21, 2014, the District of Columbia Circuit Court of Appeals reversed the District Court’s grant of summary judgment and remanded the case for further proceedings in accordance with its opinion. The merchants have filed a petition for writ of certiorari to the U.S. Supreme Court. However, on January 20, 2015, the U.S. Supreme Court declined to hear an appeal of the Circuit Court reversal, thereby largely upholding the Current Rule and substantially reducing uncertainty surrounding debit card interchange fees the Bancorp is permitted to charge. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for further information regarding the Bancorp’s debit card interchange revenue.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Earnings Summary

The Bancorp’s net income available to common shareholders for the second quarter of 2015 was $292 million, or $0.36 per diluted share, which was net of $23 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the second quarter of 2014 was $416 million, or $0.49 per diluted share, which was net of $23 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2015 was $638 million, or $0.77 per diluted share, which was net of $38 million in preferred stock dividends. For the six months ended June 30, 2014, the Bancorp’s net income available to common shareholders was $724 million, or $0.84 per diluted share, which was net of $32 million in preferred stock dividends. Pre-provision net revenue was $496 million and $1.1 billion for the three and six months ended June 30, 2015, respectively, compared to $682 million and $1.2 billion for the same periods in 2014. Pre-provision net revenue is a non-GAAP measure. For further information, see the Non-GAAP Financial Measures section of MD&A.

Net interest income on an FTE basis was $892 million and $1.7 billion for the three and six months ended June 30, 2015, respectively, a decrease of $13 million and $59 million compared to the same periods in the prior year. Net interest income was negatively impacted by lower yields on the Bancorp’s interest-earning assets, changes made to the Bancorp’s deposit advance product beginning January 1, 2015, and increases in average long-term debt of $1.2 billion and $2.7 billion for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. These negative impacts were partially offset by increases in average taxable securities of $5.6 billion and $4.2 billion for the three and six months ended June 30, 2015, respectively, and increases in average loans and leases of $1.5 billion for both the three and six months ended June 30, 2015 compared to the same periods in the prior year. Net interest margin on an FTE basis was 2.90% and 2.88% for the three and six months ended June 30, 2015, respectively, compared to 3.15% and 3.18% for the three and six months ended June 30, 2014, respectively.

Noninterest income decreased $180 million for the three months ended June 30, 2015 compared to the same period in the prior year primarily due to a decrease in other noninterest income, partially offset by an increase in mortgage banking net revenue. Noninterest income decreased $113 million for the six months ended June 30, 2015 compared to the same period in the prior year primarily due to decreases in other noninterest income and corporate banking revenue, partially offset by an increase in mortgage banking net revenue. Other noninterest income decreased $225 million and $103 million for the three and six months ended June 30, 2015, respectively compared to the same period in the prior year. The decrease in other noninterest income for both periods was driven by a gain of $125 million on the sale of Vantiv, Inc. shares in the second quarter of 2014. In addition, the three and six months ended June 30, 2015 included impairment losses associated with lower of cost or market adjustments on long-lived assets of $98 million and $102 million, respectively, compared to $18 million for both the three and six months ended June 30, 2014. Mortgage banking net revenue increased $39 million and $16 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year primarily due to increases in net mortgage servicing revenue. Corporate banking revenue decreased $35 million for the six months ended June 30, 2015 compared to the same period in the prior year primarily driven by impairment charges of $34 million related to certain operating lease equipment that was recognized during the six months ended June 30, 2015.

Noninterest expense decreased $7 million and $32 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year primarily due to a decrease in other noninterest expense, partially offset by increases in personnel costs (salaries, wages and incentives plus employee benefits). Total other noninterest expense decreased $29 million for the three months ended June 30, 2015 compared to the same period in the prior year primarily due to decreases in losses and adjustments, partially offset by increases in the provision for the reserve for unfunded commitments and impairment on affordable housing investments. Total other noninterest expense decreased $68 million for the six months ended June 30, 2015 compared to the same period in the prior year primarily due to decreases in losses and adjustments and FDIC insurance and other taxes, partially offset by a decrease in the benefit from the reserve for unfunded commitments and increases in impairment on affordable housing investments and marketing expense. Total personnel costs increased $14 million and $21 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The increase for both periods was driven by increases in incentive compensation primarily in the mortgage business and base compensation.

For more information on net interest income, noninterest income, and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for loan and lease losses was $79 million and $148 million for the three and six months ended June 30, 2015, respectively, compared to $76 million and $146 million during the same periods in 2014. Net charge-offs as a percent of average portfolio loans and leases decreased to 0.37% during the three months ended June 30, 2015 compared to 0.45% during the same period in the prior year and decreased to 0.39% for the six months ended June 30, 2015 compared to 0.60% for the six months ended June 30, 2014. At June 30, 2015, nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 0.67%, compared to 0.82% at December 31, 2014. For further discussion on credit quality, see the Credit Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the FRB. As of June 30, 2015, the transitional CET1 capital ratio was 9.42%, the transitional Tier I risk-based capital ratio was 10.51%, the transitional Total risk-based capital ratio was 13.69% and the transitional Tier I leverage ratio was 9.44%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

NON-GAAP FINANCIAL MEASURES

The following are non-GAAP measures which are important to the reader of the Condensed Consolidated Financial Statements but should be supplemental to primary GAAP measures. The Bancorp considers many factors when determining the adequacy of its liquidity profile, including its LCR as defined by the U.S. Banking Agencies Basel III LCR final rule. Generally, the LCR is designed to ensure banks maintain an adequate level of unencumbered HQLA to satisfy the estimated net cash outflows under a 30-day stress scenario. The Bancorp will be subject to the Modified LCR whereby the net cash outflow under the 30-day stress scenario is multiplied by a factor of 0.7. The final rule is not effective for the Bancorp until January 1, 2016. The Bancorp believes there is no comparable U.S. GAAP financial measure to LCR. The Bancorp believes providing an estimated Modified LCR is important for comparability to other financial institutions. For a further discussion on liquidity management and the LCR, refer to the Liquidity Risk Management section of MD&A.

TABLE 3: Non-GAAP Financial Measures—Liquidity Coverage Ratio

As of ($ in millions)	June 30, 2015
Estimated HQLA	$21,715
Estimated net cash outflow	20,089

Estimated Modified LCR	108%

Pre-provision net revenue is net interest income plus noninterest income minus noninterest expense. The Bancorp believes this measure is important because it provides a ready view of the Bancorp’s pre-tax earnings before the impact of provision expense.

The following table reconciles the non-GAAP financial measure of pre-provision net revenue to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures—Pre-Provision Net Revenue

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Net interest income (U.S. GAAP)	$887	900	1,734	1,793
Add: Noninterest income	556	736	1,187	1,300
Less: Noninterest expense	(947)	(954)	(1,871)	(1,903)

Pre-provision net revenue	$496	682	1,050	1,190

The Bancorp believes return on average tangible common equity is an important measure for comparative purposes with other financial institutions, but is not defined under U.S. GAAP, and therefore is considered a non-GAAP financial measure.

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measures—Return on Average Tangible Common Equity

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Net income available to common shareholders (U.S. GAAP)	$292	416	638	724
Add: Intangible amortization, net of tax	—	1	1	1

Tangible net income available to common shareholders	$292	417	639	725
Tangible net income available to common shareholders (annualized) (1)	1,171	1,673	1,278	1,451

Average Bancorp shareholders’ equity (U.S. GAAP)	$15,841	15,157	15,831	15,011
Less: Average preferred stock	(1,331)	(1,119)	(1,331)	(1,077)
Average goodwill	(2,416)	(2,416)	(2,416)	(2,416)
Average intangible assets and other servicing rights	(15)	(17)	(15)	(18)

Average tangible common equity (2)	$12,079	11,605	12,069	11,500
Return on average tangible common equity (1) / (2)	9.7%	14.4	10.6	12.6

The Bancorp considers various measures when evaluating capital utilization and adequacy, including the tangible equity ratio and tangible common equity ratio, in addition to capital ratios defined by banking regulators. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Because U.S. GAAP does not include capital ratio measures, the Bancorp believes there are no comparable U.S. GAAP financial measures to these ratios. These ratios are not formally defined by U.S. GAAP or codified in the federal banking regulations and, therefore, are considered to be non-GAAP financial measures. Additionally, the Bancorp became subject to the Basel III Final Rule on January 1, 2015. The CET1 capital ratio is a new measure defined by the banking regulatory agencies under the Basel III Final Rule. The CET1 capital ratio has transition provisions that will be phased out over time. The Bancorp is presenting the CET1 capital ratio on a fully phased-in basis for comparative purposes with other organizations. Since analysts and banking regulators may assess the Bancorp’s capital adequacy using these ratios, the Bancorp believes they are useful to provide investors the ability to assess its capital adequacy on the same basis. The Bancorp encourages readers to consider its Condensed Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 6: Non-GAAP Financial Measures—Capital Ratios

As of ($ in millions)	June 30, 2015		December 31, 2014
Total Bancorp shareholders’ equity (U.S. GAAP)		$15,605	15,626
Less: Preferred stock		(1,331)	(1,331)
Goodwill		(2,416)	(2,416)
Intangible assets and other servicing rights		(14)	(16)

Tangible common equity, including unrealized gains / losses		11,844	11,863
Less: AOCI		(291)	(429)

Tangible common equity, excluding unrealized gains / losses (1)		11,553	11,434
Add: Preferred stock		1,331	1,331

Tangible equity (2)		$12,884	12,765

Total assets (U.S. GAAP)		$141,658	138,706
Less: Goodwill		(2,416)	(2,416)
Intangible assets and other servicing rights		(14)	(16)
AOCI, before tax		(448)	(660)

Tangible assets, excluding unrealized gains / losses (3)		$138,780	135,614

Total Bancorp shareholders’ equity (U.S. GAAP)	$	N/A	15,626
Less: Goodwill and certain other intangibles		N/A	(2,476)
Unrealized gains		N/A	(429)
Add: Qualifying TruPS		N/A	60
Other		N/A	(17)

Tier I risk-based capital		N/A	12,764
Less: Preferred stock		N/A	(1,331)
Qualifying TruPS		N/A	(60)
Qualified noncontrolling interests in consolidated subsidiaries		N/A	(1)

Tier I common equity (4)	$	N/A	11,372

	Basel III Transitional		Basel I
Risk-weighted assets (5)(a)		$122,986	117,878

Ratios:
Tangible equity as a percent of tangible assets (2) / (3)		9.28%	9.41
Tangible common equity as a percent of tangible assets (excluding unrealized gains/losses) (1) / (3)		8.33%	8.43
Tier I common equity (4) / (5)(b)		N/A %	9.65

Basel III Final Rule—Transition to fully phased-in
CET1 capital (transitional)		$11,582	N/A
Less: Adjustments to CET1 capital from transitional to fully phased-in(c)		(12)	N/A

CET1 capital (fully phased-in) (6)		11,570	N/A

Risk-weighted assets (transitional)		122,986	N/A
Add: Adjustments to risk-weighted assets from transitional to fully phased-in(d)		1,280	N/A

Risk-weighted assets (fully phased-in) (7)		$124,266	N/A

Estimated CET1 capital ratio under Basel III Final Rule (fully phased-in) (6) / (7)		9.31%	N/A

(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk-weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in the Bancorp’s total risk-weighted assets.
(b)	The Bancorp became subject to the Basel III Final Rule on January 1, 2015. This codified in the federal banking regulations the risk-based capital ratios the Bancorp is now subject to, as such these ratios are no longer considered non-GAAP measures.
(c)	Primarily relates to disallowed intangible assets (other than goodwill and MSRs, net of associated deferred tax liabilities).
(d)	Primarily relates to higher risk weighting for MSRs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp's critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in Management’s Discussion and Analysis – Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014. No material changes were made to the valuation techniques or models during the six months ended June 30, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on securities, loans and leases (including yield-related fees) and other interest-earning assets less the interest paid for core deposits (includes transaction deposits and other time deposits) and wholesale funding (includes certificates—$100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest rate spread due to the interest income earned on those assets that are funded by noninterest-bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Tables 7 and 8 present the components of net interest income, net interest margin and net interest rate spread for the three and six months ended June 30, 2015 and 2014, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income on an FTE basis was $892 million and $1.7 billion for the three and six months ended June 30, 2015, respectively, a decrease of $13 million and $59 million compared to the same periods in the prior year. Net interest income was negatively impacted by lower yields on the Bancorp’s interest-earning assets, changes made to the Bancorp’s deposit advance product beginning January 1, 2015, and increases in average long-term debt of $1.2 billion and $2.7 billion for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. These negative impacts were partially offset by increases in average taxable securities of $5.6 billion and $4.2 billion for the three and six months ended June 30, 2015, respectively, and increases in average loans and leases of $1.5 billion for both the three and six months ended June 30, 2015 compared to the same periods in the prior year. The net interest rate spread decreased to 2.72% and 2.70% during the three and six months ended June 30, 2015, respectively, from 2.99% and 3.03% in the same periods in the prior year due to a 25 bps and 27 bps decrease in yields on average interest-earning assets for the three and six months ended June 30, 2015, respectively, and a 2 bps and 6 bps increase in the rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year.

Net interest margin on an FTE basis was 2.90% and 2.88% for the three and six months ended June 30, 2015, respectively, compared to 3.15% and 3.18% for the three and six months ended June 30, 2014, respectively. The decrease from both periods in 2014 was driven primarily by the previously mentioned decrease in net interest rate spread coupled with an $8.1 billion and $7.8 billion increase in average interest-earning assets for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year partially offset by increases in average free funding balances.

Interest income on an FTE basis from loans and leases decreased $43 million compared to the three months ended June 30, 2014 and decreased $88 million compared to the six months ended June 30, 2014. The decrease for the three and six months ended June 30, 2015 was primarily the result of a decrease of 24 bps and 26 bps, respectively, in yields on average loans and leases partially offset by an increase of two percent in average loans and leases for both the three and six months ended June 30, 2015 compared to the same periods in the prior year. The decrease in yields for the three and six months ended June 30, 2015 was primarily due to a $25 million and $47 million, respectively, decline in interest income on other consumer loans and leases due to changes made to the Bancorp’s deposit advance product beginning January 1, 2015 coupled with a 13 bps and 16 bps, respectively, decrease in yields on average commercial and industrial loans compared to the same periods in the prior year. The increase in average loans and leases was driven primarily by increases in average commercial loans and leases. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $38 million and $60 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year primarily as a result of the aforementioned increases in average taxable securities.

Average core deposits increased $7.7 billion compared to the three months ended June 30, 2014 and increased $7.2 billion compared to the six months ended June 30, 2014. The increase from both the three and six months ended June 30, 2014 was primarily due to increases in average money market deposits, average interest checking deposits and average demand deposits partially offset by decreases in average savings deposits and average foreign office deposits. The cost of average interest-bearing core deposits decreased to 23 bps and 25 bps for the three and six months ended June 30, 2015, respectively, from 26 bps for both the three and six months ended June 30, 2014. Interest expense on deposits decreased during the three months ended June 30, 2015 primarily due to a 10 bps and 6 bps decrease in the rates paid on average money market deposits and average savings deposits, respectively, partially offset by a 41 bps increase in the rates paid on average certificates $100,000 and over. Interest expense on deposits was flat during the six months ended June 30, 2015 compared to the same period in the prior year primarily due to a 45 bps and 19 bps increase in the rates paid on average certificates $100,000 and over and average other time deposits offset by a $2.1 billion decrease in average certificates $100,000 and over. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

For the three and six months ended June 30, 2015, interest expense on average wholesale funding increased $11 million and $29 million, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2015 was the result of an increase in interest expense related to long-term debt. Interest expense on long-term debt increased due to a $1.2 billion increase in average long-term debt for the three months ended June 30, 2015 compared to the same period in the prior year coupled with a 15 bps increase in the rates paid on average long-term debt. The increase for the six months ended June 30, 2015 was primarily the result of an increase in interest expense related to long-term debt partially offset by a decrease in interest expense on average certificates $100,000 and over. Interest expense on long-term debt increased due to a $2.7 billion increase in average long-term debt for the six months ended June 30, 2015 compared to the same period in the prior year coupled with a 8 bps increase in the rates paid on average long-term debt.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During both the three and six months ended June 30, 2015, average wholesale funding represented 22% of average interest-bearing liabilities compared to 24% and 23% during the three and six months ended June 30, 2014, respectively. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 7: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE basis

For the three months ended	June 30, 2015			June 30, 2014			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$42,554	$334	3.14%	$41,451	$338	3.27%	$9	(13)	(4)
Commercial mortgage	7,149	57	3.22	7,886	67	3.39	(7)	(3)	(10)
Commercial construction	2,549	20	3.17	1,364	12	3.54	9	(1)	8
Commercial leases	3,776	27	2.83	3,556	27	3.04	2	(2)	—

Subtotal – commercial	56,028	438	3.13	54,257	444	3.28	13	(19)	(6)

Residential mortgage loans	13,375	123	3.69	13,202	129	3.93	2	(8)	(6)
Home equity	8,655	79	3.66	9,101	84	3.71	(4)	(1)	(5)
Automobile loans	11,902	79	2.65	12,070	83	2.77	—	(4)	(4)
Credit card	2,296	59	10.33	2,232	56	10.06	1	2	3
Other consumer loans and leases	483	9	8.49	379	34	35.63	6	(31)	(25)

Subtotal – consumer	36,711	349	3.82	36,984	386	4.19	5	(42)	(37)

Total loans and leases	92,739	787	3.41	91,241	830	3.65	18	(61)	(43)
Securities:
Taxable	27,344	218	3.20	21,706	181	3.34	45	(8)	37
Exempt from income taxes(b)	59	1	4.82	52	1	4.69	—	—	—
Other short-term investments	3,160	2	0.25	2,182	1	0.28	1	—	1

Total interest-earning assets	123,302	1,008	3.28	115,181	1,013	3.53	64	(69)	(5)
Cash and due from banks	2,636			2,847
Other assets	15,354			14,417
Allowance for loan and lease losses	(1,300)			(1,480)

Total assets	$139,992			$130,965

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$26,894	$12	0.19%	$25,222	$14	0.22%	$(1)	(1)	(2)
Savings	15,156	3	0.05	16,509	4	0.11	1	(2)	(1)
Money market	18,071	10	0.23	13,942	12	0.33	2	(4)	(2)
Foreign office deposits	955	—	0.14	2,200	2	0.29	(1)	(1)	(2)
Other time deposits	4,074	13	1.24	3,693	9	1.03	2	2	4
Certificates - $100,000 and over	2,558	8	1.24	3,840	8	0.83	(3)	3	—
Federal funds purchased	326	—	0.12	606	—	0.10	—	—	—
Other short-term borrowings	1,705	1	0.12	2,234	1	0.10	—	—	—
Long-term debt	13,773	69	2.04	12,524	58	1.89	6	5	11

Total interest-bearing liabilities	83,512	116	0.56	80,770	108	0.54	6	2	8
Demand deposits	35,384			31,275
Other liabilities	5,215			3,724

Total liabilities	124,111			115,769
Total equity	15,881			15,196

Total liabilities and equity	$139,992			$130,965

Net interest income (FTE)		$892			$905		$58	(71)	(13)
Net interest margin (FTE)			2.90%			3.15%
Net interest rate spread (FTE)			2.72			2.99
Interest-bearing liabilities to interest-earning assets			67.73			70.12

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $5 for both the three months ended June 30, 2015 and 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 8: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE basis

For the six months ended	June 30, 2015			June 30, 2014			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$42,011	$656	3.15%	$40,933	$672	3.31%	$17	(33)	(16)
Commercial mortgage	7,198	116	3.25	7,934	134	3.41	(12)	(6)	(18)
Commercial construction	2,375	38	3.20	1,242	22	3.51	18	(2)	16
Commercial leases	3,746	53	2.87	3,582	54	3.06	3	(4)	(1)

Subtotal – commercial	55,330	863	3.15	53,691	882	3.31	26	(45)	(19)

Residential mortgage loans	13,444	250	3.76	13,252	259	3.94	3	(12)	(9)
Home equity	8,728	158	3.66	9,147	169	3.72	(8)	(3)	(11)
Automobile loans	11,918	158	2.67	12,047	168	2.82	(1)	(9)	(10)
Credit card	2,308	118	10.28	2,231	110	9.98	5	3	8
Other consumer loans/leases	474	23	9.61	374	70	37.74	15	(62)	(47)

Subtotal – consumer	36,872	707	3.86	37,051	776	4.23	14	(83)	(69)

Total loans and leases	92,202	1,570	3.43	90,742	1,658	3.69	40	(128)	(88)
Securities:
Taxable	25,235	406	3.25	21,049	349	3.34	67	(10)	57
Exempt from income taxes(b)	59	1	5.03	49	1	5.07	—	—	—
Other short-term investments	4,511	6	0.25	2,345	3	0.27	3	—	3

Total interest-earning assets	122,007	1,983	3.28	114,185	2,011	3.55	110	(138)	(28)
Cash and due from banks	2,733			2,848
Other assets	15,399			14,448
Allowance for loan and lease losses	(1,311)			(1,528)

Total assets	$138,828			$129,953

Liabilities and Equity
Interest-bearing liabilities:
Interest checking	$26,889	$26	0.20%	$25,565	$28	0.22%	$—	(2)	(2)
Savings	15,165	5	0.06	16,705	9	0.11	(1)	(3)	(4)
Money market	17,784	24	0.28	13,195	20	0.31	6	(2)	4
Foreign office deposits	908	1	0.17	2,109	3	0.29	(1)	(1)	(2)
Other time deposits	4,048	24	1.20	3,655	18	1.01	2	4	6
Certificates - $100,000 and over	2,620	16	1.20	4,703	18	0.75	(10)	8	(2)
Other deposits	—	—	—	—	—	0.05	—	—	—
Federal funds purchased	249	—	0.11	577	—	0.10	—	—	—
Other short-term borrowings	1,654	1	0.11	2,022	1	0.10	—	—	—
Long-term debt	14,109	142	2.03	11,424	111	1.95	26	5	31

Total interest-bearing liabilities	83,426	239	0.58	79,955	208	0.52	22	9	31
Demand deposits	34,576			30,952
Other liabilities	4,956			3,997

Total liabilities	122,958			114,904
Total equity	15,870			15,049

Total liabilities and equity	$138,828			$129,953

Net interest income (FTE)		$1,744			$1,803		$88	(147)	(59)
Net interest margin (FTE)			2.88%			3.18%
Net interest rate spread (FTE)			2.70			3.03
Interest-bearing liabilities to interest-earning assets			68.38			70.02

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $10 for both the six months ended June 30, 2015 and 2014.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable losses within the loan and lease portfolio that is based on factors previously discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014. The provision is recorded to bring the ALLL to a level deemed appropriate by the Bancorp to cover losses inherent in the portfolio. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans and leases actually removed from the Condensed Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for loan and lease losses was $79 million and $148 million for the three and six months ended June 30, 2015, respectively, compared to $76 million and $146 million during the three and six months ended June 30, 2014, respectively. The ALLL declined $29 million from December 31, 2014 to $1.3 billion at June 30, 2015. As of June 30, 2015, the ALLL as a percent of portfolio loans and leases decreased to 1.39%, compared to 1.47% at December 31, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Refer to the Credit Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements for more detailed information on the provision for loan and lease losses, including an analysis of loan portfolio composition, nonperforming assets, net charge-offs and other factors considered by the Bancorp in assessing the credit quality of the loan and lease portfolio and the ALLL.

Noninterest Income

Noninterest income decreased $180 million, or 24%, for the three months ended June 30, 2015 compared to the same period in the prior year and decreased $113 million, or nine percent, for the six months ended June 30, 2015 compared to the same period in the prior year.

The components of noninterest income for the three and six months ended June 30, 2015 and 2014 are as follows:

TABLE 9: Noninterest Income

	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2015	2014	% Change	2015	2014	% Change
Service charges on deposits	$139	139	—	$274	272	1
Investment advisory revenue	105	102	3	212	204	4
Mortgage banking net revenue	117	78	50	203	187	9
Corporate banking revenue	113	107	6	176	211	(17)
Card and processing revenue	77	76	1	148	144	3
Other noninterest income	1	226	(100)	165	268	(38)
Securities gains, net	4	8	(50)	9	14	(36)

Total noninterest income	$556	736	(24)	$1,187	1,300	(9)

Service charges on deposits

Service charges on deposits were flat for the three months ended June 30, 2015 and increased $2 million for the six months ended June 30, 2015, compared to the same period in the prior year, primarily due to a $2 million increase in consumer overdraft fees.

Investment advisory revenue

Investment advisory revenue increased $3 million and $8 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increase for both periods was primarily driven by increases of $3 million and $5 million, respectively, in recurring securities brokerage fees driven by higher sales volume. The six months ended June 30, 2015 also included a $3 million increase in private client service fees due to an increase in personal asset management fees compared to the same period in the prior year. The Bancorp had approximately $304 billion and $305 billion in total assets under care as of June 30, 2015 and 2014, respectively, and managed $27 billion in assets for individuals, corporations and not-for-profit organizations for both period-ends.

Mortgage banking net revenue

Mortgage banking net revenue increased $39 million and $16 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year.

The components of mortgage banking net revenue are as follows:

TABLE 10: Components of Mortgage Banking Net Revenue

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Origination fees and gains on loan sales	$43	42	87	84
Net mortgage servicing revenue:
Gross mortgage servicing fees	56	62	115	125
MSR amortization	(39)	(32)	(73)	(55)
Net valuation adjustments on MSRs and free-standing derivatives entered into to economically hedge MSRs	57	6	74	33

Net mortgage servicing revenue	74	36	116	103

Mortgage banking net revenue	$117	78	203	187

Origination fees and gains on loan sales increased $1 million and $3 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2015 was primarily the result of a 25% and 16% increase in residential mortgage loan originations from the three and six months ended June 30, 2014, respectively. Residential mortgage loan originations increased to $2.5 billion and $4.3 billion during the three and six months ended June 30, 2015, respectively, compared to $2.0 billion and $3.7 billion during the same periods in the prior year due to strong refinancing activity that occurred during the first half of 2015.

Net mortgage servicing revenue is comprised of gross mortgage servicing fees and related mortgage servicing rights amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net mortgage servicing revenue increased $38 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 driven primarily by an increase of $51 million in net valuation adjustments, partially offset by an increase in mortgage servicing rights amortization of $7 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net mortgage servicing revenue increased $13 million for the six months ended June 30, 2015 compared to the same period in the prior year driven primarily by an increase of $41 million in net valuation adjustments partially offset by an increase in mortgage servicing rights amortization of $18 million.

The components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy are as follows:

TABLE 11: Components of Net Valuation Adjustments on MSRs

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$(30)	38	35	61
Recovery of (provision for) MSR impairment	87	(32)	39	(28)

Net valuation adjustments on MSR and free-standing derivatives entered into to economically hedge MSRs	$57	6	74	33

Mortgage rates increased during the three and six months ended June 30, 2015 which caused modeled prepayment speeds to slow, which led to the recovery of temporary impairment on servicing rights during the respective periods. Mortgage rates decreased during the three and six months ended June 30, 2014 which caused modeled prepayment speeds to increase, which led to temporary impairment on servicing rights during the respective periods.

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

The Bancorp’s total residential loans serviced as of June 30, 2015 and 2014 were $75.4 billion and $81.3 billion, respectively, with $61.7 billion and $68.1 billion, respectively, of residential mortgage loans serviced for others.

Corporate banking revenue

Corporate banking revenue increased $6 million for the three months ended June 30, 2015, compared to the same period in the prior year primarily due to increases in institutional sales revenue and business lending fees, partially offset by a decrease in syndication fees. Corporate banking revenue decreased $35 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease compared to the six months ended June 30, 2014 was primarily driven by impairment charges of $34 million related to certain operating lease equipment that was recognized during the six months ended June 30, 2015. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information. The six months ended June 30, 2015 also included a $19 million decrease in syndication fees as a result of decreased activity in the market. The decreases for the six months ended June 30, 2015 were partially offset by higher foreign exchange fees, institutional sales revenue and business lending fees compared to the same period in the prior year.

Card and processing revenue

Card and processing revenue increased $1 million and $4 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2015 was primarily the result of an increase in the number of actively used cards and an increase in customer spend volume. Debit card interchange revenue, included in card and processing revenue, was $35 million and $67 million for the three and six months ended June 30, 2015, respectively, compared to $33 million and $63 million for the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest income

The major components of other noninterest income are as follows:

TABLE 12: Components of Other Noninterest Income

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Valuation adjustments on the warrant associated with Vantiv Holding, LLC	$14	63	85	28
Operating lease income	22	21	44	42
Gain on loan sales	—	—	41	—
Equity method income from interest in Vantiv Holding, LLC	16	4	26	19
BOLI income	12	11	24	21
Cardholder fees	11	11	22	23
Consumer loan and lease fees	6	6	12	12
Banking center income	6	8	11	16
Insurance income	4	3	8	6
Gain on sale of Vantiv, Inc. shares	—	125	—	125
Net losses on disposition and impairment of bank premises and equipment	(98)	(18)	(101)	(18)
Loss on swap associated with the sale of Visa, Inc. class B shares	(2)	(16)	(19)	(15)
Other, net	10	8	12	9

Total other noninterest income	$1	226	165	268

Other noninterest income decreased $225 million in the second quarter of 2015 compared to the second quarter of 2014 and decreased $103 million for the six months ended June 30, 2015 compared to the same period in the prior year. The decrease for both periods included the impact of a gain of $125 million on the sale of Vantiv, Inc. shares in the second quarter of 2014. The three and six months ended June 30, 2015 also included impairment losses associated with lower of cost or market adjustments on long-lived assets of $98 million and $102 million, respectively, compared to $18 million for the three and six months ended June 30, 2014. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information on bank premises and equipment.

In addition to the decreases above, the positive valuation adjustment on the stock warrant associated with Vantiv Holding, LLC was $14 million for the three months ended June 30, 2015 compared to the positive valuation adjustment of $63 million during the three months ended June 30, 2014. The positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC were $85 million for the six months ended June 30, 2015 compared to the positive valuation adjustments of $28 million during the six months ended June 30, 2014. The fair value of the stock warrant is calculated using the Black-Scholes valuation model, which utilizes several key inputs (Vantiv, Inc. stock price, strike price of the warrant and several unobservable inputs). The positive valuation adjustments for the three and six months ended June 30, 2015, were primarily due to increases of one percent and 13%, respectively, in Vantiv, Inc.’s share price from March 31, 2015 to June 30, 2015 and from December 31, 2014 to June 30, 2015, respectively. The positive valuation adjustments of $63 million and $28 million for the three and six months ended June 30, 2014, respectively, were primarily due to increases of 11% and three percent, respectively, in Vantiv, Inc.’s share price from March 31, 2014 to June 30, 2014 and from December 31, 2013 to June 30, 2014. For additional information on the valuation of the warrant, refer to Note 20 of the Notes to Condensed Consolidated Financial Statements. Equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC increased $12 million and $7 million compared to the three and six months ended June 30, 2014, respectively, primarily due to charges taken by Vantiv Holding, LLC during the second quarter of 2014 related to an acquisition.

Other noninterest income also included a $14 million decrease in the negative valuation adjustment related to the Visa total return swap for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The six months ended June 30, 2015 included a $4 million increase in the negative valuation adjustments related to the Visa total return swap compared to the same period of the prior year. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B shares, refer to Note 20 of the Notes to Condensed Consolidated Financial Statements. Gain on loan sales increased $41 million for the six months ended June 30, 2015 compared to the same period in the prior year primarily due to a $37 million gain on the sale of certain HFS residential mortgage loans classified as TDRs during the first quarter of 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expense

Total noninterest expense decreased $7 million, or one percent, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to a decrease in other noninterest expense, partially offset by increases in personnel costs (salaries, wages and incentives plus employee benefits) and net occupancy expense. Total noninterest expense decreased $32 million, or two percent, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to a decrease in other noninterest expense, partially offset by increases in personnel costs and card and processing expense.

The major components of noninterest expense are as follows:

TABLE 13: Noninterest Expense

	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2015	2014	% Change	2015	2014	% Change
Salaries, wages and incentives	$383	368	4	$752	727	3
Employee benefits	78	79	(1)	176	180	(2)
Net occupancy expense	83	79	5	162	158	3
Technology and communications	54	52	4	109	105	4
Card and processing expense	38	37	3	74	68	9
Equipment expense	31	30	3	61	60	2
Other noninterest expense	280	309	(9)	537	605	(11)

Total noninterest expense	$947	954	(1)	$1,871	1,903	(2)

Efficiency ratio on an FTE basis	65.4%	58.2		63.8%	61.4

Total personnel costs increased $14 million and $21 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The increase for both periods was driven by increases in incentive compensation, primarily in the mortgage business, and base compensation. Full-time equivalent employees totaled 18,527 at June 30, 2015 compared to 18,732 at June 30, 2014.

The major components of other noninterest expense are as follows:

TABLE 14: Components of Other Noninterest Expense

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Impairment on affordable housing investments	$38	32	75	64
Loan and lease	33	29	60	58
Marketing	27	25	54	46
FDIC insurance and other taxes	28	26	44	54
Operating lease	18	16	36	33
Losses and adjustments	15	72	29	137
Professional service fees	15	18	27	36
Travel	14	14	27	26
Postal and courier	11	12	23	24
Data processing	11	10	22	20
Recruitment and education	7	7	14	13
Insurance	4	4	9	8
Intangible asset amortization	1	1	1	2
(Benefit from) provision for the reserve for unfunded commitments	2	(11)	(3)	(19)
Other, net	56	54	119	103

Total other noninterest expense	$280	309	537	605

Total other noninterest expense decreased $29 million for the three months ended June 30, 2015 compared to the same period in the prior year primarily due to a decrease in losses and adjustments, partially offset by increases in the provision for the reserve for unfunded commitments and impairment on affordable housing investments. Losses and adjustments decreased $57 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to a decrease in legal settlements and reserve expense. The provision for the reserve for unfunded commitments was $2 million for the three months ended June 30, 2015 compared to the benefit from the reserve for unfunded commitments of $11 million for the same period in the prior year. The increase in the provision primarily reflects an increase in unfunded commitments for which the Bancorp holds reserves. Impairment on affordable housing investments increased $6 million for the three months ended June 30, 2015 compared to the same period in the prior year, primarily due to incremental losses resulting from previous growth in the portfolio.

Total other noninterest expense decreased $68 million for the six months ended June 30, 2015 compared to the same period in the prior year primarily due to decreases in losses and adjustments and FDIC insurance and other taxes, partially offset by a decrease in the benefit from the reserve for unfunded commitments and increases in impairment on affordable housing investments and marketing expense. Losses and adjustments decreased $108 million for the six months ended June 30, 2015 compared to the same period in the prior year primarily due to a decrease in legal settlements and reserve expense. FDIC insurance and other taxes decreased $10 million compared to the same period in the prior year primarily due to a settlement of a tax liability related to prior years during the first quarter of 2015. The benefit from the reserve for unfunded commitments was $3 million for the six months ended June 30, 2015 compared to $19 million for the same period in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in the benefit recognized primarily reflects an increase in unfunded commitments for which the Bancorp holds reserves. Impairment on affordable housing investments increased $11 million for the six months ended June 30, 2015 compared to the same period in the prior year, primarily due to incremental losses resulting from previous growth in the portfolio. Marketing expense increased $8 million for the six months ended June 30, 2015 compared to the same period in the prior year primarily due to an increase in advertising expense.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 65.4% and 63.8% for the three and six months ended June 30, 2015, respectively, compared to 58.2% and 61.4% for the three and six months ended June 30, 2014, respectively.

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 15: Applicable Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Income before income taxes	$417	606	902	1,044
Applicable income tax expense	108	167	232	287
Effective tax rate	26.1%	27.6	25.8	27.5

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

The decrease in the effective tax rate for the three and six months ended June 30, 2015 compared to the same periods in the prior year resulted from the benefit from an increase in the amount of 2015 forecasted income tax credits.

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees and directors. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised and where the Bancorp has not accumulated an excess tax benefit for previously exercised or released stock-based awards, the Bancorp is required to recognize a non-cash charge to income tax expense upon the write-off of the deferred tax asset previously established for these stock-based awards. Based on the accumulated excess tax benefit at June 30, 2015, the Bancorp was not required to recognize a non-cash charge to income tax expense related to stock-based awards for the three and six months ended June 30, 2015.

Based on the Bancorp’s stock price at June 30, 2015 and the amount of the Bancorp’s accumulation of an excess tax benefit through the period ended June 30, 2015, the Bancorp believes it will be required to recognize a $1 million non-cash charge to income tax expense over the next twelve months related to stock-based awards, primarily in the second quarter of 2016. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future. Therefore, it is possible the Bancorp may be required to recognize a non-cash charge to income tax expense greater than or less than $1 million over the next twelve months.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies loans and leases based upon their primary purpose. Table 16 summarizes end of period loans and leases, including loans held for sale and Table 17 summarizes average total loans and leases, including loans held for sale.

TABLE 16: Components of Total Loans and Leases (includes held for sale)

	June 30, 2015		December 31, 2014
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Commercial loans and leases:
Commercial and industrial loans	$42,812	45	$40,801	45
Commercial mortgage loans	7,165	8	7,410	8
Commercial construction loans	2,709	3	2,071	2
Commercial leases	3,882	4	3,721	4

Subtotal – commercial loans and leases	56,568	60	54,003	59

Consumer loans and leases:
Residential mortgage loans	13,792	15	13,582	15
Home equity	8,591	9	8,886	10
Automobile loans	11,914	13	12,037	13
Credit card	2,278	2	2,401	3
Other consumer loans and leases	555	1	436	—

Subtotal – consumer loans and leases	37,130	40	37,342	41

Total loans and leases	$93,698	100	$91,345	100

Total portfolio loans and leases (excludes loans held for sale)	$92,703		$90,084

Loans and leases, including loans held for sale, increased $2.4 billion, or three percent, from December 31, 2014. The increase from December 31, 2014 was the result of a $2.6 billion, or five percent, increase in commercial loans and leases partially offset by a $212 million, or one percent, decrease in consumer loans and leases.

Commercial loans and leases increased from December 31, 2014 primarily due to increases in commercial and industrial loans and commercial construction loans partially offset by a decrease in commercial mortgage loans. Commercial and industrial loans increased $2.0 billion, or five percent, from December 31, 2014 and commercial construction loans increased $638 million, or 31%, from December 31, 2014 primarily as a result of an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. Commercial mortgage loans decreased $245 million, or three percent, from December 31, 2014 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Consumer loans and leases decreased from December 31, 2014 primarily due to decreases in home equity, automobile loans and credit card loans partially offset by an increase in residential mortgage loans. Home equity decreased $295 million, or three percent, from December 31, 2014 and automobile loans decreased $123 million, or one percent, from December 31, 2014 as payoffs exceeded new loan production. Credit card loans decreased $123 million, or five percent, from December 31, 2014 primarily due to seasonal trends from the paydown of year-end balances which were higher due to holiday spending. Residential mortgage loans increased $210 million, or two percent, from December 31, 2014 primarily due to the continued retention of certain conforming ARMs and certain other fixed-rate loans originated during the six months ended June 30, 2015.

TABLE 17: Components of Average Total Loans and Leases (includes held for sale)

	June 30, 2015		June 30, 2014
For the three months ended ($ in millions)	Balance	% of Total	Balance	% of Total
Commercial loans and leases:
Commercial and industrial loans	$42,554	46	$41,451	47
Commercial mortgage loans	7,149	7	7,886	9
Commercial construction loans	2,549	3	1,364	1
Commercial leases	3,776	4	3,556	4

Subtotal – commercial loans and leases	56,028	60	54,257	61

Consumer loans and leases:
Residential mortgage loans	13,375	14	13,202	14
Home equity	8,655	9	9,101	10
Automobile loans	11,902	13	12,070	13
Credit card	2,296	3	2,232	2
Other consumer loans and leases	483	1	379	—

Subtotal – consumer loans and leases	36,711	40	36,984	39

Total average loans and leases	$92,739	100	$91,241	100

Total average portfolio loans and leases (excludes loans held for sale)	$92,173		$90,549

Average loans and leases, including loans held for sale, increased $1.5 billion, or two percent, from June 30, 2014. The increase from June 30, 2014 was the result of a $1.8 billion, or three percent, increase in average commercial loans and leases partially offset by a $273 million, or one percent, decrease in average consumer loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans and leases increased from June 30, 2014 primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial loans increased $1.1 billion, or three percent, from June 30, 2014 and average commercial construction loans increased $1.2 billion, or 87%, from June 30, 2014 primarily as a result of an increase in new loan origination activity resulting from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage loans decreased $737 million, or nine percent, from June 30, 2014 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average consumer loans and leases decreased from June 30, 2014 primarily due to decreases in average home equity and average automobile loans partially offset by an increase in average residential mortgage loans. Average home equity decreased $446 million, or five percent, from June 30, 2014 and average automobile loans decreased $168 million, or one percent, from June 30, 2014 as payoffs exceeded new loan production. Average residential mortgage loans increased $173 million, or one percent, from June 30, 2014 primarily driven by the continued retention of certain conforming ARMs and certain other fixed-rate loans.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. Total investment securities were $28.5 billion and $23.0 billion at June 30, 2015 and December 31, 2014, respectively. The taxable investment securities portfolio had an effective duration of 4.9 years at June 30, 2015 compared to 4.5 years at December 31, 2014.

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

At June 30, 2015, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. Securities classified as below investment grade were immaterial as of June 30, 2015 and December 31, 2014. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. The Bancorp recognized $4 million and $5 million in OTTI on its available-for-sale and other debt securities, included in securities gains, net, in the Condensed Consolidated Statements of Income, during the three and six months ended June 30, 2015, respectively. The Bancorp did not recognize OTTI during the three months ended June 30, 2014 and recognized $17 million of OTTI on its available-for-sale and other debt securities during the six months ended June 30, 2014. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or held-to-maturity debt securities during the three and six months ended June 30, 2015 and 2014.

TABLE 18: Components of Investment Securities

As of ($ in millions)	June 30, 2015	December 31, 2014
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and federal agencies securities	$1,544	1,545
Obligations of states and political subdivisions securities	172	185
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	15,653	11,968
Agency commercial mortgage-backed securities	5,687	4,465
Non-agency commercial mortgage-backed securities	2,382	1,489
Asset-backed securities and other debt securities	1,344	1,324
Equity securities(b)	701	701

Total available-for-sale and other securities	$27,483	21,677

Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions securities	$156	186
Asset-backed securities and other debt securities	1	1

Total held-to-maturity securities	$157	187

Trading: (fair value)
U.S. Treasury and federal agencies securities	$9	14
Obligations of states and political subdivisions securities	17	8
Mortgage-backed securities:
Agency residential mortgage-backed securities	4	9
Asset-backed securities and other debt securities	13	13
Equity securities(b)	327	316

Total trading securities	$370	360

(a)	Includes interest-only mortgage-backed securities of $162 and $175 as of June 30, 2015 and December 31, 2014, respectively, recorded at fair value with fair value changes recorded in securities gains, net in the Condensed Consolidated Financial Statements.
(b)	Equity securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

On an amortized cost basis, available-for-sale and other securities increased $5.8 billion, or 27%, from December 31, 2014 primarily due to increases in agency residential mortgage-backed securities, agency commercial mortgage-backed securities and non-agency commercial mortgage-backed securities. Agency residential mortgage-backed securities increased $3.7 billion, or 31%, from December 31, 2014 primarily due to the purchase of $11.7 billion of agency residential mortgage-backed securities partially offset by sales of $6.7 billion and paydowns of $1.3 billion during the six months ended June 30, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Agency commercial mortgage-backed securities increased $1.2 billion, or 27%, from December 31, 2014 primarily due to $2.6 billion in purchases of agency commercial mortgage-backed securities partially offset by $1.3 billion in sales and $91 million in paydowns on the portfolio during the six months ended June 30, 2015. Non-agency commercial mortgage-backed securities increased $893 million, or 60%, from December 31, 2014 primarily due to $1.3 billion in purchases of non-agency commercial mortgage-backed securities partially offset by $315 million in sales and $68 million in paydowns on the portfolio during the six months ended June 30, 2015.

On an amortized cost basis, available-for-sale and other securities were 22% and 18% of total interest-earning assets at June 30, 2015 and December 31, 2014, respectively. The estimated weighted-average life of the debt securities in the available-for-sale and other portfolio was 6.5 years at June 30, 2015 compared to 5.8 years at December 31, 2014. In addition, at June 30, 2015, the available-for-sale and other securities portfolio had a weighted-average yield of 3.29%, compared to 3.31% at December 31, 2014.

Information presented in Table 19 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale and other portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale and other securities portfolio were $504 million at June 30, 2015 compared to $731 million at December 31, 2014. The decrease from December 31, 2014 was primarily due to an increase in interest rates during the six months ended June 30, 2015. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

TABLE 19: Characteristics of Available-for-Sale and Other Securities

As of June 30, 2015 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life of one year or less	$51	51	0.6	2.98%
Average life 1 – 5 years	1,493	1,564	1.6	3.64

Total	1,544	1,615	1.6	3.62
Obligations of states and political subdivisions securities:(a)
Average life of one year or less	28	29	0.6	2.67
Average life 1 – 5 years	109	111	2.5	3.06
Average life 5 – 10 years	35	37	7.8	3.95

Total	172	177	3.3	3.18
Agency residential mortgage-backed securities:
Average life of one year or less	24	24	0.6	5.29
Average life 1 – 5 years	1,777	1,849	4.1	4.16
Average life 5 – 10 years	13,336	13,551	6.7	3.36
Average life greater than 10 years	516	530	13.3	3.50

Total	15,653	15,954	6.6	3.46
Agency commercial mortgage-backed securities:
Average life of one year or less	2	2	0.8	7.40
Average life 1 – 5 years	925	940	4.6	3.07
Average life 5 – 10 years	4,688	4,738	8.0	3.00
Average life greater than 10 years	72	71	13.3	3.08

Total	5,687	5,751	7.5	3.01
Non-agency commercial mortgage-backed securities:
Average life of one year or less	103	104	0.8	2.77
Average life 1 – 5 years	350	359	2.4	3.11
Average life 5 – 10 years	1,929	1,951	8.0	3.27

Total	2,382	2,414	6.9	3.23
Asset-backed securities and other debt securities:
Average life of one year or less	81	87	0.1	2.00
Average life 1 – 5 years	564	574	2.9	2.70
Average life 5 – 10 years	215	220	7.1	1.95
Average life greater than 10 years	484	493	14.4	2.08

Total	1,344	1,374	7.5	2.31
Equity securities	701	702

Total available-for-sale and other securities	$27,483	27,987	6.5	3.29%

(a)	Taxable-equivalent yield adjustments included in the above table are 0.00%, 0.00%, 2.09% and 0.42% for securities with an average life of 1 year or less, 1-5 years, 5-10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 71% of the Bancorp’s asset funding base at both June 30, 2015 and December 31, 2014.

TABLE 20: Deposits

	June 30, 2015		December 31, 2014
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$35,449	34	$34,809	34
Interest checking	27,074	26	26,800	26
Savings	14,976	15	15,051	15
Money market	17,900	17	17,083	17
Foreign office	728	1	1,114	1

Transaction deposits	96,127	93	94,857	93
Other time	4,050	4	3,960	4

Core deposits	100,177	97	98,817	97
Certificates - $100,000 and over(a)	2,846	3	2,895	3

Total deposits	$103,023	100	$101,712	100

(a)	Includes $1,414 and $1,483 of certificates $250,000 and over at June 30, 2015 and December 31, 2014, respectively.

Core deposits increased $1.4 billion, or one percent, from December 31, 2014 driven primarily by an increase of $1.3 billion, or one percent, in transaction deposits. Total transaction deposits increased from December 31, 2014 primarily due to increases in money market deposits, demand deposits and interest checking deposits partially offset by a decrease in foreign office deposits. Money market deposits increased $817 million, or five percent, from December 31, 2014 driven primarily by a promotional product offering and the acquisition of new customers. Demand deposits increased $640 million, or two percent, from December 31, 2014 primarily due to higher balances per account for commercial customers and consumer customer seasonality. Interest checking deposits increased $274 million, or one percent, from December 31, 2014 primarily due to the acquisition of new commercial customers. Foreign office deposits decreased $386 million, or 35%, primarily due to lower balances per account.

The following table presents average deposits for the three months ended:

TABLE 21: Average Deposits

	June 30, 2015		June 30, 2014
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$35,384	34	$31,275	32
Interest checking	26,894	26	25,222	26
Savings	15,156	15	16,509	17
Money market	18,071	18	13,942	15
Foreign office	955	1	2,200	2

Transaction deposits	96,460	94	89,148	92
Other time	4,074	4	3,693	4

Core deposits	100,534	98	92,841	96
Certificates - $100,000 and over(a)	2,558	2	3,840	4

Total average deposits	$103,092	100	$96,681	100

(a)	Includes $1,423 and $1,340 of average certificates $250,000 and over for the three months ended June 30, 2015 and 2014, respectively.

On an average basis, core deposits increased $7.7 billion, or eight percent, from June 30, 2014 due to increases of $7.3 billion, or eight percent, in average transaction deposits and $381 million, or 10%, in average other time deposits. The increase in average transaction deposits was driven by increases in average money market deposits, average demand deposits and average interest checking deposits partially offset by decreases in average savings deposits and average foreign office deposits. Average money market deposits increased $4.1 billion, or 30%, from June 30, 2014 primarily driven by a promotional product offering, an increase in average commercial account balances and new commercial customer accounts. The remaining increase in average money market deposits was due to balance migration from savings deposits which decreased $1.4 billion, or eight percent, from June 30, 2014. Average demand deposits increased $4.1 billion, or 13%, from June 30, 2014 primarily due to an increase in average commercial account balances and new commercial customer accounts. Average interest checking deposits increased $1.7 billion, or seven percent, from June 30, 2014 primarily due to an increase in average balance per account and new commercial customer accounts. Average foreign office deposits decreased $1.2 billion, or 57%, primarily due to lower average balances per account. Average other time deposits increased $381 million, or 10%, from June 30, 2014 primarily from the acquisition of new customers due to promotional interest rates since June 30, 2014. The Bancorp uses certificates $100,000 and over as a method to fund earning assets. Average certificates $100,000 and over decreased $1.3 billion, or 33%, from June 30, 2014 due primarily to the maturity and run-off of retail and institutional certificates of deposit since June 30, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual maturities

The contractual maturities of certificates $100,000 and over as of June 30, 2015 are summarized in the following table:

TABLE 22: Contractual Maturities of Certificates—$100,000 and over

($ in millions)
Three months or less	$224
After three months through six months	502
After six months through 12 months	449
After 12 months	1,671

Total certificates - $100,000 and over	$2,846

The contractual maturities of other time deposits and certificates $100,000 and over as of June 30, 2015 are summarized in the following table:

TABLE 23: Contractual Maturities of Other Time Deposits and Certificates $100,000 and over

($ in millions)
Next 12 months	$2,430
13-24 months	1,387
25-36 months	1,156
37-48 months	345
49-60 months	1,538
After 60 months	40

Total other time deposits and certificates $100,000 and over	$6,896

Borrowings

Total borrowings increased $1.1 billion, or seven percent, from December 31, 2014. Table 24 summarizes the end of period components of total borrowings. As of June 30, 2015, total borrowings as a percentage of interest-bearing liabilities were 21% compared to 20% at December 31, 2014.

TABLE 24: Borrowings

As of ($ in millions)	June 30, 2015	December 31, 2014
Federal funds purchased	$126	144
Other short-term borrowings	4,136	1,556
Long-term debt	13,521	14,967

Total borrowings	$17,783	16,667

Federal funds purchased decreased $18 million, or 13%, from December 31, 2014 driven by a decrease in excess balances in reserve accounts held at Federal Reserve Banks that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings increased $2.6 billion from December 31, 2014 driven by an increase of $2.9 billion in FHLB short-term borrowings, partially offset by a decrease in commercial repurchase agreements. For further information on the components of other short-term borrowings, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements. Long-term debt decreased $1.4 billion, or 10%, from December 31, 2014 primarily driven by the maturity of $500 million of subordinated fixed-rate bank notes and $893 million of paydowns on long-term debt associated with automobile loan securitizations. For additional information regarding automobile securitizations, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.

The following table presents average borrowings for the three months ended:

TABLE 25: Average Borrowings

($ in millions)	June 30, 2015	June 30, 2014
Federal funds purchased	$326	606
Other short-term borrowings	1,705	2,234
Long-term debt	13,773	12,524

Total average borrowings	$15,804	15,364

Average total borrowings increased $440 million, or three percent, compared to June 30, 2014, due to an increase in average long-term debt partially offset by decreases in average federal funds purchased and average other short-term borrowings. The increase in average long-term debt of $1.2 billion, or 10%, was driven by the issuance of $850 million of unsecured senior bank notes during the third quarter of 2014, as well as the issuance of asset-backed securities by consolidated VIEs of $1.0 billion related to an automobile loan securitization during the fourth quarter of 2014. The impact of these issuances was partially offset by the aforementioned maturity of subordinated fixed-rate bank notes and paydowns on long-term debt associated with automobile loan securitizations since the second quarter of 2014. The level of average federal funds purchased and average other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Additionally, the utilization of short-term funding remained low throughout 2014 and during the first half of 2015 due to strong deposit growth and to comply with regulatory standards which require greater dependency on long-term and stable funding. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Additional information on each business segment is included in Note 21 of the Notes to Condensed Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices or businesses change.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding federal funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2015 to reflect the current market rates and updated duration assumptions. These rates were generally lower than those in place during 2014, thus net interest income for deposit providing businesses was negatively impacted for the three and six months ended June 30, 2015.

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

The results of operations and financial position for the three and six months ended June 30, 2014 were adjusted to reflect the transfer of certain customers and Bancorp employees from Commercial Banking to Branch Banking, effective January 1, 2015. In addition, the prior year balances were adjusted to reflect a change in internal allocation methodology.

Net income (loss) by business segment is summarized in the following table:

TABLE 26: Business Segment Net Income Available to Common Shareholders

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Income Statement Data
Commercial Banking	$206	208	368	366
Branch Banking	23	80	99	163
Consumer Lending	42	(15)	91	(19)
Investment Advisors	9	12	23	27
General Corporate and Other	29	154	89	220

Net income	309	439	670	757
Less: Net income attributable to noncontrolling interests	(6)	—	(6)	1

Net income attributable to Bancorp	315	439	676	756
Dividends on preferred stock	23	23	38	32

Net income available to common shareholders	$292	416	638	724

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 27: Commercial Banking

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Income Statement Data
Net interest income (FTE)(a)	$407	408	804	811
Provision for loan and lease losses	38	40	71	139
Noninterest income:
Corporate banking revenue	112	107	172	211
Service charges on deposits	71	70	140	138
Other noninterest income	49	39	92	76
Noninterest expense:
Salaries, incentives and employee benefits	75	75	155	157
Other noninterest expense	281	255	558	506

Income before taxes	245	254	424	434
Applicable income tax expense(a)(b)	39	46	56	68

Net income	$206	208	368	366

Average Balance Sheet Data
Commercial loans, including held for sale	$52,839	50,987	52,165	50,367
Demand deposits	20,773	17,810	20,368	17,723
Interest checking deposits	9,272	8,047	9,259	8,167
Savings and money market deposits	6,564	5,761	6,310	5,761
Other time deposits and certificates—$100,000 and over	1,268	1,302	1,303	1,325
Foreign office deposits	950	2,190	901	2,099

(a)	Includes FTE adjustments of $5 for both the three months ended June 30, 2015 and 2014 and $10 for both the six months ended June 30, 2015 and 2014.
(b)	Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Net income was $206 million for the three months ended June 30, 2015 compared to net income of $208 million for the three months ended June 30, 2014. The decrease was driven by an increase in noninterest expense and a decrease in net interest income on an FTE basis partially offset by a decrease in the provision for loan and lease losses and an increase in noninterest income. Net income was $368 million for the six months ended June 30, 2015 compared to net income of $366 million for the six months ended June 30, 2014. The increase was driven by a decrease in the provision for loan and lease losses partially offset by an increase in noninterest expense and decreases in net interest income on an FTE basis and noninterest income.

Net interest income on an FTE basis decreased $1 million and $7 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The decreases were primarily driven by a decline in yields of 19 bps and 20 bps on average commercial loans for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The decreases for both periods were partially offset by increases in FTP credits due to an increase in average demand deposits.

Provision for loan and lease losses decreased $2 million for the three months ended June 30, 2015 and $68 million for the six months ended June 30, 2015 compared to the same periods in the prior year primarily due to improved credit metrics. Net charge-offs as a percent of average portfolio loans and leases decreased to 28 bps for the three months ended June 30, 2015 compared to 32 bps for the same period in the prior year and decreased to 27 bps for the six months ended June 30, 2015 compared to 55 bps for the same period in the prior year.

Noninterest income increased $16 million and decreased $21 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2015 was driven by increases in other noninterest income and corporate banking revenue. Other noninterest income increased $10 million for the three months ended June 30, 2015 from the same period in the prior year driven by increases in foreign exchange translation gains and operating lease income. Corporate banking revenue increased $5 million for the three months ended June 30, 2015 from the same period in the prior year primarily driven by increases in institutional sales revenue and business lending fees partially offset by a decrease in syndication fees as a result of decreased activity in the market. The decrease for the six months ended June 30, 2015 was driven by a decrease in corporate banking revenue partially offset by an increase in other noninterest income. Corporate banking revenue decreased $39 million for the six months ended June 30, 2015 from the same period in the prior year primarily driven by a $34 million impairment charge related to certain operating lease equipment that was recognized during the first half of 2015. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information. The decrease was also driven by a decrease in syndication fees as a result of decreased activity in the market partially offset by increases in foreign exchange fees and business lending fees compared to the same period in the prior year. Other noninterest income increased $16 million for the six months ended June 30, 2015 from the same period in the prior year driven by increases in gains on loan sales and operating lease income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $26 million and $50 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year as a result of increases in other noninterest expense. The increase in other noninterest expense for both periods was primarily driven by increases in corporate overhead allocations, operating lease expense and impairment on affordable housing investments primarily due to incremental losses resulting from previous growth in the portfolio.

Average commercial loans increased $1.9 billion and $1.8 billion for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial portfolio loans increased $1.2 billion for both the three and six months ended June 30, 2015 compared to the same periods in the prior year and average commercial construction portfolio loans increased $1.2 billion and $1.1 billion for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year primarily as a result of an increase in new loan origination activity resulting from an increase in demand due to a strengthening economy and targeted marketing efforts. Average commercial mortgage portfolio loans decreased $643 million and $612 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average core deposits increased $3.7 billion and $3.1 billion for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2015 was primarily driven by increases in average demand deposits, average interest checking deposits and average savings and money market deposits which increased $3.0 billion, $1.2 billion and $803 million, respectively, compared to the same period in the prior year. This was partially offset by a decrease in average foreign deposits of $1.2 billion for the three months ended June 30, 2015 compared to the same period in the prior year. The increase for the six months ended June 30, 2015 was primarily driven by increases in average demand deposits, average interest checking deposits and average savings and money market deposits which increased $2.6 billion, $1.1 billion and $549 million, respectively, compared to the same period in the prior year. This was partially offset by a decrease in average foreign deposits of $1.2 billion for the six months ended June 30, 2015 compared to the same period in the prior year.

Branch Banking

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,299 full-service Banking Centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 28: Branch Banking

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Income Statement Data
Net interest income	$376	384	752	775
Provision for loan and lease losses	38	47	81	91
Noninterest income:
Service charges on deposits	68	68	133	133
Card and processing revenue	60	58	115	109
Investment advisory revenue	41	39	79	75
Other noninterest income	(75)	6	(57)	26
Noninterest expense:
Salaries, incentives and employee benefits	131	133	266	274
Net occupancy and equipment expense	64	62	124	122
Card and processing expense	36	34	70	63
Other noninterest expense	165	156	327	316

Income before taxes	36	123	154	252
Applicable income tax expense	13	43	55	89

Net income	$23	80	99	163

Average Balance Sheet Data
Consumer loans, including held for sale	$14,426	14,968	14,542	15,035
Commercial loans, including held for sale	1,973	2,172	1,982	2,224
Demand deposits	12,699	11,818	12,444	11,669
Interest checking deposits	9,174	9,051	9,143	9,161
Savings and money market deposits	25,637	23,835	25,583	23,295
Other time deposits and certificates - $100,000 and over	5,164	4,635	5,109	4,563

Net income was $23 million for the three months ended June 30, 2015 compared to net income of $80 million for the three months ended June 30, 2014. The decrease was driven by decreases in noninterest income and net interest income and an increase in noninterest expense partially offset by a decrease in the provision for loan and lease loss. Net income was $99 million for the six months ended June 30, 2015 compared to $163 million for the same period in the prior year. The decrease was driven by decreases in noninterest income and net interest income and an increase in noninterest expense partially offset by a decrease in the provision for loan and lease loss.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income decreased $8 million and $23 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The decreases for both periods were primarily driven by changes made to the Bancorp’s deposit advance product beginning January 1, 2015 and a decline in yields of 16 bps on average commercial loans for both the three and six months ended June 30, 2015 compared to the same periods in the prior year. The decreases for both periods were partially offset by a decrease in FTP charges on loans and leases due to a decrease in average balances and increases in FTP credits for demand deposits and other time deposits driven by average deposit growth and an increase in FTP credits for interest checking deposits due to an increase in FTP credit rates for this product.

Provision for loan and lease losses decreased $9 million and $10 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year primarily due to improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 91 bps for the three months ended June 30, 2015 compared to 109 bps for the same period in the prior year and decreased to 97 bps for the six months ended June 30, 2015 compared to 107 bps for the same period in the prior year.

Noninterest income decreased $77 million and $73 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The decreases for both periods were primarily driven by a decrease in other noninterest income partially offset by increases in card and processing revenue and investment advisory revenue. Other noninterest income decreased $81 million and $83 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year primarily driven by impairment losses associated with lower of cost or market adjustments on long-lived assets of $98 million and $102 million, respectively, compared to $18 million for both the three and six months ended June 30, 2014. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information on bank premises and equipment and the branch consolidation and sales plan. Card and processing revenue increased $2 million and $6 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year primarily due to an increase in the number of actively used cards and an increase in customer spend volume. Investment advisory revenue increased $2 million and $4 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year primarily due to an increase in recurring securities and brokerage fees driven by higher sales volume.

Noninterest expense increased $11 million and $12 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The increases for both periods were due to increases in other noninterest expense and card and processing expense partially offset by a decrease in salaries, incentives and employee benefits. Other noninterest expense increased $9 million for the three months ended June 30, 2015 compared to the same period in the prior year primarily due to increases in corporate overhead allocations, marketing expense and higher operational losses. Other noninterest expense increased $11 million for the six months ended June 30, 2015 compared to the same period in the prior year due to higher operational losses and an increase in marketing expense. Card and processing expense increased $2 million and $7 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year driven by increased fraud prevention related expenses. These increases were partially offset by a decrease of $2 million and $8 million in salaries, incentives and employee benefits for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year driven by a decrease in employee benefits expense due to a change in the Bancorp’s employee benefit plan implemented in 2015.

Average consumer loans decreased $542 million for the three months ended June 30, 2015 and $493 million for the six months ended June 30, 2015 compared to the same periods in the prior year. These decreases were primarily driven by decreases in average home equity portfolio loans of $281 million and $242 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year and decreases in average residential mortgage portfolio loans of $266 million and $268 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production. Average commercial loans decreased $199 million for the three months ended June 30, 2015 and $242 million for the six months ended June 30, 2015 compared to the same periods in the prior year. These decreases were primarily driven by decreases in average commercial mortgage portfolio loans of $127 million and $151 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year and decreases in average commercial and industrial portfolio loans of $83 million and $100 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production.

Average core deposits increased $3.2 billion and $3.4 billion for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. These increases were primarily driven by net growth in average savings and money market deposits of $1.8 billion and $2.3 billion, respectively, and growth in average demand deposits of $881 million and $775 million, respectively, for the three and six months ended June 30, 2015 compared to the same periods in the prior year, due to an increase in average balances and new customer accounts.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table contains selected financial data for the Consumer Lending segment:

TABLE 29: Consumer Lending

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Income Statement Data
Net interest income	$63	65	125	129
Provision for loan and lease losses	8	13	22	38
Noninterest income:
Mortgage banking net revenue	115	76	199	184
Other noninterest income	7	14	52	25
Noninterest expense:
Salaries, incentives and employee benefits	47	47	91	96
Other noninterest expense	65	118	123	234

Income (loss) before taxes	65	(23)	140	(30)
Applicable income tax expense (benefit)	23	(8)	49	(11)

Net income (loss)	$42	(15)	91	(19)

Average Balance Sheet Data
Residential mortgage loans, including held for sale	$8,840	8,732	8,935	8,775
Home equity	434	505	443	514
Automobile loans	11,402	11,514	11,412	11,484
Other consumer loans, including held for sale	15	20	19	23

Net income was $42 million for the three months ended June 30, 2015 compared to a net loss of $15 million for the same period in the prior year. The increase was driven by an increase in noninterest income and decreases in noninterest expense and the provision for loan and lease losses partially offset by a decrease in net interest income. Net income was $91 million for the six months ended June 30, 2015 compared to a net loss of $19 million for the same period in the prior year. The increase was driven by decreases in noninterest expense and the provision for loan and lease losses and an increase in noninterest income partially offset by a decrease in net interest income.

Net interest income decreased $2 million and $4 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The decreases were primarily driven by lower yields on average residential mortgage loans and average automobile loans partially offset by decreases in FTP charges on loans and leases.

Provision for loan and lease losses decreased $5 million and $16 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year primarily due to improved delinquency metrics on residential mortgage loans and home equity loans. Net charge-offs as a percent of average portfolio loans and leases decreased to 15 bps for the three months ended June 30, 2015 compared to 26 bps for the same period in the prior year and decreased to 22 bps for the six months ended June 30, 2015 compared to 38 bps for the same period in the prior year.

Noninterest income increased $32 million and $42 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2015 was driven by an increase in mortgage banking net revenue partially offset by a decrease in other noninterest income. Mortgage banking net revenue increased $39 million for the three months ended June 30, 2015 from the same period in the prior year as a result of a $39 million increase in net mortgage servicing revenue. Other noninterest income decreased $7 million for the three months ended June 30, 2015 from the same period in the prior year driven by a decrease in retail service fees. The increase for the six months ended June 30, 2015 was driven by increases in other noninterest income and mortgage banking net revenue. Other noninterest income increased $27 million for the six months ended June 30, 2015 from the same period in the prior year primarily driven by a $37 million gain on the sale of held for sale residential mortgage loans classified as TDRs in the first quarter of 2015. This increase was partially offset by a decrease in retail service fees. Mortgage banking net revenue increased $15 million for the six months ended June 30, 2015 from the same period in the prior year driven by a $12 million increase in net mortgage servicing revenue and a $3 million increase in mortgage origination fees and gains on loan sales. Refer to the Noninterest Income section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense decreased $53 million and $116 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year driven by decreases in other noninterest expense of $53 million and $111 million, respectively. The decrease for both periods was primarily due to decreased legal expenses and operational losses.

Average consumer loans and leases decreased $80 million and increased $13 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. Average residential mortgage loans, including held for sale, increased $108 million and $160 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year primarily due to the continued retention of certain conforming ARMs and certain other fixed-rate loans during the three and six months ended June 30, 2015. Average automobile loans decreased $112 million and $72 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year and average home equity loans decreased $71 million for both the three and six months ended June 30, 2015 compared to the same periods in the prior year as payoffs exceeded new loan production.

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

The following table contains selected financial data for the Investment Advisors segment:

TABLE 30: Investment Advisors

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Income Statement Data
Net interest income	$29	29	58	60
Provision for loan and lease losses	2	1	3	2
Noninterest income:
Investment advisory revenue	102	99	206	199
Other noninterest income	1	2	6	6
Noninterest expense:
Salaries, incentives and employee benefits	42	40	86	83
Other noninterest expense	73	71	145	139

Income before taxes	15	18	36	41
Applicable income tax expense	6	6	13	14

Net income	$9	12	23	27

Average Balance Sheet Data
Loans and leases	$2,709	2,271	2,605	2,240
Core deposits	9,739	9,340	9,765	9,448

Net income was $9 million for the three months ended June 30, 2015 compared to net income of $12 million for the same period in the prior year. The decrease was driven primarily by an increase in noninterest expense. Net income was $23 million for the six months ended June 30, 2015 compared to net income of $27 million for the same period in the prior year. The decrease was driven primarily by an increase in noninterest expense partially offset by an increase in noninterest income.

Net interest income was flat and decreased $2 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The decrease for the six months ended was primarily due to increases on FTP charges on loans and leases and an increase in interest expense on core deposits both driven by increases in average balances partially offset by an increase in interest income on loans and leases.

Provision for loan and lease losses increased $1 million for both the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. Net charge-offs as a percent of average portfolio loans and leases increased to 22 bps for the three months ended June 30, 2015 compared to 21 bps for the same period in the prior year and increased to 25 bps for the six months ended June 30, 2015 compared to 14 bps for the same period in the prior year.

Noninterest income increased $2 million and $7 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The increase for both periods was primarily due to a $3 million and $7 million increase in investment advisory revenue for the three and six months ended June 30, 2015, respectively, as a result of higher recurring securities and brokerage fees driven by higher sales volume. The increase for the six months ended June 30, 2015 also included growth in personal asset management fees.

Noninterest expense increased $4 million and $9 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest expense of $2 million and $6 million, respectively, due to increases in corporate overhead allocations. These increases are also driven by higher salaries, incentives and employee benefits primarily due to increased compensation expense.

Average loans and leases increased $438 million and $365 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year primarily due to increases in average residential mortgage loans and average other consumer loans primarily driven by increases in new loan origination activity partially offset by a decrease in average home equity loans as payoffs exceeded new loan production.

Average core deposits increased $399 million and $317 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year primarily due to growth in average interest checking balances as customers have opted to maintain excess funds in liquid transaction accounts as a result of interest rates remaining near historic lows.

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

Net interest income for the three months ended June 30, 2015 was $17 million compared to $19 million in the same period in the prior year. Net interest income for the six months ended June 30, 2015 was $5 million compared to $28 million in the same period in the prior year. Decreases in net interest income for both periods were primarily due to increases in FTP credits on deposits allocated to business segments driven by increases in average deposits. The remaining decrease in net interest income was due to an increase in interest expense on long-term debt and a decrease in the benefit related to the FTP charges on loans and leases partially offset by an increase in interest income on taxable securities. Results for the three and six months ended June 30, 2015 were impacted by a benefit of $7 million and $29 million, respectively, compared to a benefit of $25 million and $124 million for the three and six months ended June 30, 2014, respectively due to reductions in the ALLL.

Noninterest income decreased $152 million and $64 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The decrease in noninterest income for both periods was driven by a gain of $125 million on the sale of Vantiv, Inc. shares in the second quarter of 2014. In addition, the positive valuation adjustment on the stock warrant associated with Vantiv Holding, LLC was $14 million for the three months ended June 30, 2015 compared to the positive valuation adjustment of $63 million during the three months ended June 30, 2014. The positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC were $85 million for the six months ended June 30, 2015 compared to the positive valuation adjustments of $28 million during the six months ended June 30, 2014. Noninterest income also included $2 million and $19 million of negative valuation adjustments related to the Visa total return swap for the three and six months ended June 30, 2015, respectively, compared with $16 million and $15 million, respectively, for the same periods in the prior year. Additionally, equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC increased $12 million compared to the three months ended June 30, 2014 and increased $7 million compared to the six months ended June 30, 2014.

Noninterest expense for the three and six months ended June 30, 2015 was an expense of $7 million and $2 million, respectively, compared to an expense of $1 million and a benefit of $15 million for the three and six months ended June 30, 2014, respectively. The increase for the three months ended June 30, 2015 compared to the same period in the prior year was primarily due to increases in salaries, incentives and employee benefits and FDIC insurance and other taxes partially offset by increased corporate overhead allocations from General Corporate and Other to the other business segments. The increase for the six months ended June 30, 2015 compared to the same period in the prior year was primarily due to increases in salaries, incentives and employee benefits partially offset by a decrease in corporate overhead allocations from General Corporate and Other to the other business segments and a decrease in FDIC insurance and other taxes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RISK MANAGEMENT – OVERVIEW

Managing risk is an essential component of successfully operating a financial services company. The Bancorp’s risk management approach includes processes for identifying, assessing, managing, monitoring and reporting risks. The ERM division, led by the Bancorp’s Chief Risk Officer ensures the consistency and adequacy of the Bancorp’s risk management approach within the structure of the Bancorp’s operating model. In addition, the Internal Audit division provides an independent assessment of the Bancorp’s internal control structure and related systems and processes.

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

Risk appetite is the aggregate amount of risk the Bancorp is willing to accept in pursuit of its strategic and financial objectives. By establishing boundaries around risk taking and business decisions, and by incorporating the needs and goals of its shareholders, regulators, rating agencies and customers, the Bancorp’s risk appetite is aligned with its priorities and goals. Risk tolerance is the maximum amount of risk applicable to each of the eight specific risk categories included in its Enterprise Risk Management Framework. This is expressed primarily in qualitative terms, however certain risk types also have quantitative metrics that are used to measure the Bancorp’s level of risk against its risk tolerances. The Bancorp’s risk appetite and risk tolerances are supported by risk targets and risk limits. Those limits are used to monitor the amount of risk assumed at a granular level. On a quarterly basis, the Risk and Compliance Committee of the Board reviews performance against key risk limits as well as current assessments of each of the eight risk types relative to the established tolerance. Any results over limits or outside of tolerance require the development of an action plan that describes actions to be taken to return the measure to within the limit or tolerance.

The risks faced by the Bancorp include, but are not limited to, credit, market, liquidity, operational, regulatory compliance, legal, reputational and strategic. Each of these risks is managed through the Bancorp’s risk program which includes the following key functions:

•	Enterprise Risk Management is responsible for developing and overseeing the implementation of risk programs and reporting that facilitate a broad integrated view of risk. The department also leads the continual fostering of a strong risk management culture and the framework, policies and committees that support effective risk governance, including the oversight of Sarbanes-Oxley compliance;

•	Commercial Credit Risk Management is responsible for overseeing the safety and soundness of the commercial loan portfolio within an independent portfolio management framework that supports the Bancorp’s commercial loan growth strategies and underwriting practices, ensuring portfolio optimization and appropriate risk controls;

•	Risk Strategies and Reporting is responsible for quantitative analysis needed to support the commercial dual rating methodology, ALLL methodology and analytics needed to assess credit risk and develop mitigation strategies related to that risk. The department also provides oversight, reporting and monitoring of commercial underwriting and credit administration processes. The Risk Strategies and Reporting department is also responsible for the economic capital program;

•	Consumer Credit Risk Management is responsible for overseeing the safety and soundness of the consumer portfolio within an independent management framework that supports the Bancorp’s consumer loan growth strategies, ensuring portfolio optimization, appropriate risk controls and oversight, reporting, and monitoring of underwriting and credit administration processes;

•	Operational Risk Management works with lines of business and regional management to maintain processes to monitor and manage all aspects of operational risk, including ensuring consistency in application of operational risk programs;

•	Bank Protection oversees and manages fraud prevention and detection and provides investigative and recovery services for the Bancorp;

•	Capital Markets Risk Management is responsible for instituting, monitoring, and reporting appropriate trading limits, monitoring liquidity, interest rate risk and risk tolerances within Treasury, Mortgage, and Capital Markets groups and utilizing a value at risk model for Bancorp market risk exposure;

•	Regulatory Compliance Risk Management ensures that processes are in place to monitor and comply with federal and state banking regulations, including processes related to fiduciary, CRA and fair lending compliance. The function also has the responsibility for maintenance of an enterprise-wide compliance framework; and

•	The ERM division creates and maintains other functions, committees or processes as are necessary to effectively oversee risk management throughout the Bancorp.

Risk management oversight and governance is provided by the Risk and Compliance Committee of the Board of Directors and through multiple management committees whose membership includes a broad cross-section of line-of-business, regional market and support representatives. The Risk and Compliance Committee of the Board of Directors consists of four outside directors and has the responsibility for the oversight of risk management for the Bancorp, as well as for the Bancorp’s overall aggregate risk profile.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Risk and Compliance Committee of the Board of Directors has approved the formation of key management governance committees that are responsible for evaluating risks and controls. The primary committee responsible for the oversight of risk management is the ERMC. Committees accountable to the ERMC, which support the core risk programs, are the Corporate Credit Committee, the Operational Risk Committee, the Management Compliance Committee, the Asset/Liability Committee and the Enterprise Marketing Committee. Other committees accountable to the ERMC oversee the ALLL, capital, model risk and regulatory change management functions. In addition, the Legal and Regulatory Reserve Committee, which is accountable to the Operational Risk Committee, reviews and monitors significant legal and regulatory matters to ensure that accruals for potential litigation losses are established when such losses are both probable and subject to reasonable estimation. There are also new products and initiatives processes applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

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

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp's credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp's credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. The Bancorp defines potential problem loans and leases as those rated substandard that do not meet the definition of a nonperforming asset or a restructured loan. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions.

The following tables provide a summary of potential problem loans and leases:

TABLE 31: Potential Problem Loans and Leases

As of June 30, 2015 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,392	1,396	1,896
Commercial mortgage	227	228	229
Commercial construction	7	7	10
Commercial leases	28	28	28

Total potential problem loans and leases	$1,654	1,659	2,163

TABLE 32: Potential Problem Loans and Leases

As of December 31, 2014 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial	$1,022	1,028	1,344
Commercial mortgage	272	273	273
Commercial construction	7	7	11
Commercial leases	29	29	29

Total potential problem loans and leases	$1,330	1,337	1,657

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp is assessing the necessary modifications to the dual risk rating system outputs to develop a U.S. GAAP compliant ALLL model and will make a decision on the use of modified dual risk ratings for purposes of determining the Bancorp’s ALLL once the FASB has issued a final standard regarding proposed methodology changes to the determination of credit impairment as outlined in the FASB’s Proposed ASU-Financial Instruments-Credit Losses (Subtopic 825-15) issued on December 20, 2012. Scoring systems, various analytical tools and portfolio performance monitoring are used to assess the credit risk in the Bancorp's homogenous consumer and small business loan portfolios.

Overview

The outlook is for reasonably positive economic and employment growth in the U.S. during the remainder of 2015. The job market is slowly but steadily improving. Housing prices have largely stabilized and are increasing in many markets, but overall current economic conditions are causing weaker than desired qualified loan demand and a relatively low interest rate environment, which directly impacts the Bancorp’s growth and profitability.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. As of June 30, 2015, consumer real estate loans originated from 2005 to 2008 represent approximately 22% of the consumer real estate portfolio and approximately 57% and 63% of total losses for the three and six months ended June 30, 2015, respectively. Loss rates continue to improve as newer vintages are performing within expectations. Currently, the level of new commercial real estate fundings is slightly above the amortization and pay-off of the portfolio with growth in the commercial construction portfolio as those markets have rebounded. The Bancorp continues to engage in other loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, as well as utilizing commercial and consumer loan workout teams. For commercial and consumer loans owned by the Bancorp, loan modification strategies are developed that are workable for both the borrower and the Bancorp when the borrower displays a willingness to cooperate. These strategies typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date(s) with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP 2.0 programs. For loans refinanced under the HARP 2.0 program, the Bancorp strictly adheres to the underwriting requirements of the program and promptly sells the refinanced loan back to the agencies. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics. The Bancorp participates in trial modifications in conjunction with the HAMP program for loans it services for FHLMC and FNMA. As these trial modifications relate to loans serviced for others, they are not included in the Bancorp’s TDRs as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loan. As of June 30, 2015, repurchased loans restructured or refinanced under these programs were immaterial to the Condensed Consolidated Financial Statements. Additionally, as of June 30, 2015, $17 million of loans refinanced under HARP 2.0 were included in loans held for sale in the Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2015, the Bancorp recognized $2 million and $4 million, respectively, of noninterest income in mortgage banking net revenue in the Condensed Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP 2.0 programs compared to $4 million and $8 million for the same periods in the prior year.

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

At June 30, 2015, the Bancorp’s non-power producing energy portfolio balance was $1.7 billion, representing approximately two percent of total loans and leases. This portfolio continues to be an important part of the Bancorp’s commercial business strategy. Due to the sensitivity of this portfolio to downward movements in oil prices, the Bancorp has seen migration in the portfolio into criticized classifications during 2015. When establishing the ALLL, all portfolio and general economic factors are considered, including the level of criticized assets and the level of commodity prices.

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

TABLE 33: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of June 30, 2015 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$158	322	1,987
Commercial mortgage nonowner-occupied loans	196	192	1,971

Total	$354	514	3,958

TABLE 34: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of December 31, 2014 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%

Commercial mortgage owner-occupied loans	$148	248	1,982
Commercial mortgage nonowner-occupied loans	243	333	2,423

Total	$391	581	4,405

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 35: Commercial Loan and Lease Portfolio (excluding loans held for sale)

	June 30, 2015			December 31, 2014
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Manufacturing	$11,147	20,573	72	10,315	20,496	55
Financial services and insurance	6,156	12,620	13	6,097	13,557	20
Real estate	5,933	9,392	36	5,392	8,612	32
Business services	4,575	7,051	44	4,644	7,109	79
Wholesale trade	4,746	8,496	25	4,314	8,004	62
Healthcare	4,429	6,355	22	4,133	6,322	20
Retail trade	3,983	8,252	10	3,754	7,190	22
Transportation and warehousing	3,088	4,581	—	3,012	4,276	1
Communication and information	2,689	4,552	2	2,409	4,140	3
Construction	1,979	3,369	10	1,864	3,352	25
Accommodation and food	1,830	3,052	7	1,712	2,945	9
Mining	1,621	2,913	12	1,862	3,323	3
Entertainment and recreation	1,476	2,563	8	1,451	2,321	10
Utilities	978	2,682	—	1,044	2,551	—
Other services	819	1,166	10	881	1,207	11
Public administration	582	680	—	567	658	—
Agribusiness	341	510	7	318	444	11
Individuals	164	199	2	170	201	4
Other	4	4	7	14	17	—

Total	$56,540	99,010	287	53,953	96,725	367

By loan size:
Less than $200,000	1%	1	7	1	1	6
$200,000 to $1 million	4	3	16	5	3	15
$1 million to $5 million	10	8	27	11	9	22
$5 million to $10 million	8	7	30	8	7	19
$10 million to $25 million	24	22	20	25	22	24
Greater than $25 million	53	59	—	50	58	14

Total	100%	100	100	100	100	100

By state:
Ohio	17%	18	12	17	20	11
Michigan	8	7	7	9	8	11
Illinois	7	7	14	7	8	6
Florida	7	7	18	7	6	17
Indiana	5	5	6	5	5	5
North Carolina	4	4	1	3	4	2
Kentucky	3	3	3	3	3	2
Tennessee	3	3	1	3	3	—
Pennsylvania	3	3	4	3	2	7
All other states	43	43	34	43	41	39

Total	100%	100	100	100	100	100

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s commercial loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas. The following tables provide analysis of nonowner-occupied commercial real estate loans (excluding loans held for sale):

TABLE 36: Nonowner-Occupied Commercial Real Estate(a)

As of June 30, 2015 ($ in millions)					Net Charge-offs (Recoveries) for June 30, 2015
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,392	1,721	—	5	—	(1)
Michigan	651	694	—	3	—	—
Florida	586	950	—	15	3	3
Illinois	547	970	—	6	—	—
North Carolina	377	609	—	—	(1)	(1)
Indiana	278	399	—	—	—	—
All other states	2,092	3,912	—	14	5	5

Total	$5,923	9,255	—	43	7	6

(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 37: Nonowner-Occupied Commercial Real Estate(a)

As of June 30, 2014 ($ in millions)					Net Charge-offs (Recoveries) for June 30, 2014
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,157	1,619	—	11	(1)	—
Michigan	806	879	—	17	5	5
Florida	544	745	—	5	1	1
Illinois	495	849	—	9	1	1
North Carolina	311	516	—	2	—	—
Indiana	214	317	—	3	—	—
All other states	1,445	2,518	—	4	—	—

Total	$4,972	7,443	—	51	6	7

(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

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

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable rate residential mortgage loans. Resets of rates on ARMs are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $850 million of adjustable rate residential mortgage loans will have rate resets during the next twelve months. Approximately 60% of these resets are expected to experience an increase in rate, with an average increase of approximately a fifth of a percent.

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

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 38: Residential Mortgage Portfolio Loans by LTV at Origination

	June 30, 2015		December 31, 2014
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 80%	$9,752	65.3%	$9,220	65.1%
LTV > 80%, with mortgage insurance	1,250	93.6	1,206	93.8
LTV > 80%, no mortgage insurance	1,931	96.2	1,963	96.2

Total	$12,933	72.8%	$12,389	73.0%

The following tables provide analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 39: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance

As of June 30, 2015 ($ in millions)				Net Charge-offs for June 30, 2015
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$520	1	6	1	2
Illinois	321	—	1	—	1
Michigan	272	1	2	1	1
Florida	257	2	3	—	—
Indiana	126	—	2	—	—
North Carolina	106	—	1	—	—
Kentucky	78	—	—	—	—
All other states	251	1	2	—	—

Total	$1,931	5	17	2	4

TABLE 40: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance

As of June 30, 2014 ($ in millions)				Net Charge-offs for June 30, 2014
By State:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$593	3	15	1	3
Illinois	270	—	6	—	1
Michigan	323	1	7	1	2
Florida	265	1	7	—	1
Indiana	132	2	3	—	1
North Carolina	105	—	1	—	—
Kentucky	90	—	1	—	—
All other states	312	—	3	1	1

Total	$2,090	7	43	3	9

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $2.8 billion and $5.8 billion, respectively, as of June 30, 2015. Of the total $8.5 billion of outstanding home equity loans:

•	85% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois;

•	35% are in senior lien positions and 65% are in junior lien positions at June 30, 2015;

•	Over 80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended June 30, 2015; and

•	The portfolio had an average refreshed FICO score of 740 at June 30, 2015 and December 31, 2014.

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

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 41: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score

	June 30, 2015		December 31, 2014
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO < 620	$170	2%	$178	2%
FICO 621-719	587	7	613	7
FICO > 720	2,217	26	2,257	25

Total Senior Liens	2,974	35	3,048	34
Junior Liens:
FICO < 620	434	5	471	6
FICO 621-719	1,481	17	1,542	17
FICO > 720	3,658	43	3,825	43

Total Junior Liens	5,573	65	5,838	66

Total	$8,547	100%	$8,886	100%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 42: Home Equity Portfolio Loans Outstanding by LTV at Origination

	June 30, 2015		December 31, 2014
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
Senior Liens:
LTV ≤ 80%	$2,584	55.2%	$2,635	55.2%
LTV > 80%	390	89.1	413	89.1

Total Senior Liens	2,974	59.9	3,048	60.0
Junior Liens:
LTV ≤ 80%	3,181	67.5	3,281	67.4
LTV > 80%	2,392	91.0	2,557	91.1

Total Junior Liens	5,573	79.4	5,838	79.6

Total	$8,547	72.1%	$8,886	72.4%

The following tables provide analysis of home equity portfolio loans by state with combined LTV greater than 80%:

TABLE 43: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%

As of June 30, 2015 ($ in millions)					Net Charge-offs for June 30, 2015
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,089	1,816	—	9	2	4
Michigan	568	831	—	5	1	2
Illinois	323	482	—	5	1	3
Indiana	237	377	—	3	1	2
Kentucky	226	368	—	2	—	1
Florida	100	137	—	3	—	—
All other states	239	329	—	5	1	2

Total	$2,782	4,340	—	32	6	14

TABLE 44: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%

As of June 30, 2014 ($ in millions)					Net Charge-offs for June 30, 2014
By State:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Ohio	$1,142	1,852	—	8	3	5
Michigan	656	938	—	7	2	4
Illinois	364	533	—	7	1	4
Indiana	279	430	—	3	—	1
Kentucky	262	414	—	2	1	2
Florida	111	150	—	2	1	2
All other states	295	403	—	5	2	3

Total	$3,109	4,720	—	34	10	21

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of June 30, 2015, 50% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile portfolio loans outstanding by LTV at origination as of:

TABLE 45: Automobile Portfolio Loans Outstanding by LTV at Origination

	June 30, 2015		December 31, 2014
($ in millions)	Outstanding	Weighted Average LTV	Outstanding	Weighted Average LTV
LTV ≤ 100%	$8,090	81.6%	$8,212	81.6%
LTV > 100%	3,819	111.1	3,825	111.0

Total	$11,909	91.4%	$12,037	91.3%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of the Bancorp’s automobile portfolio loans with a LTV at origination greater than 100%:

TABLE 46: Automobile Portfolio Loans Outstanding with a LTV Greater than 100%

As of ($ in millions)				Net Charge-offs for
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Three Months Ended	Six Months Ended
June 30, 2015	$3,819	4	1	5	10
June 30, 2014	3,723	4	1	2	8

European Exposure

The Bancorp has no direct sovereign exposure to any European nation as of June 30, 2015. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $3.6 billion and funded exposure was $2.0 billion as of June 30, 2015. Additionally, the Bancorp was within its established country exposure limits for all European countries.

The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and financial institutions as of June 30, 2015:

TABLE 47: European Exposure

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure(a)	Funded Exposure
Peripheral Europe(b)	$—	—	—	—	401	268	401	268
Other Eurozone(c)	—	—	43	39	2,145	1,093	2,188	1,132

Total Eurozone	—	—	43	39	2,546	1,361	2,589	1,400
Other Europe(d)	—	—	152	141	878	442	1,030	583

Total Europe	$—	—	195	180	3,424	1,803	3,619	1,983

(a)	Total exposure includes funded exposure and unfunded commitments, reported net of collateral.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Eurozone (primarily the United Kingdom and Switzerland).

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

Total nonperforming assets, including loans held for sale, were $627 million at June 30, 2015 compared to $783 million at December 31, 2014. At June 30, 2015, $1 million of nonaccrual loans, consisting primarily of real estate secured loans, were held for sale, compared to $39 million at December 31, 2014.

Nonperforming assets as a percentage of total loans, leases and other assets, including OREO and nonaccrual loans held for sale as of June 30, 2015 were 0.67%, compared to 0.86% as of December 31, 2014. Excluding nonaccrual loans held for sale, nonperforming assets as a percentage of portfolio loans, leases and other assets, including OREO, were 0.67% as of June 30, 2015 compared to 0.82% as of December 31, 2014. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 53% of nonaccrual loans and leases were secured by real estate as of June 30, 2015 compared with 50% as of December 31, 2014.

Commercial nonperforming loans and leases were $288 million at June 30, 2015, a decrease of $103 million from December 31, 2014 as charge-offs, loan paydowns/payoffs, loan transfers to OREO and loans sold outpaced new nonaccruals. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at June 30, 2015 decreased $80 million compared to December 31, 2014.

Consumer nonperforming loans and leases were $188 million at June 30, 2015, a decrease of $39 million from December 31, 2014. The decrease was primarily due to loan paydowns/payoffs, charge-offs, and transfers to performing and OREO which outpaced new nonaccrual loans, as well as the sale of $10 million of held for sale residential mortgage loans classified as TDRs during the first quarter of 2015. Excluding consumer nonperforming loans and leases held for sale, consumer nonperforming loans and leases at June 30, 2015 decreased $24 million compared to December 31, 2014. Geographical market conditions continue to be a large driver of nonaccrual activity as Florida properties represent approximately 11% and three percent of residential mortgage balances and home equity balances, respectively, but represent 26% and four percent of nonaccrual loans for each category, respectively, at June 30, 2015. Refer to Table 49 for a rollforward of the nonperforming loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OREO and other repossessed property was $151 million at June 30, 2015, compared to $165 million at December 31, 2014. The Bancorp recognized $5 million and $6 million in losses on the sale or write-down of OREO properties for the three months ended June 30, 2015 and 2014, respectively, and $13 million and $19 million in losses for the six months ended June 30, 2015 and 2014, respectively. The decrease from the three and six months ended June 30, 2014 was primarily due to a modest improvement in general economic conditions.

For the three and six months ended June 30, 2015, approximately $9 million and $17 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and six months ended June 30, 2014 approximately $13 million and $26 million, respectively, of interest income would have been recognized. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

TABLE 48: Summary of Nonperforming Assets and Delinquent Loans

As of ($ in millions)	June 30, 2015	December 31, 2014
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$61	86
Commercial mortgage loans	49	64
Commercial leases	2	3
Residential mortgage loans	35	44
Home equity	70	72
Restructured portfolio loans and leases:
Commercial and industrial loans	117	142
Commercial mortgage loans(d)	57	71
Commercial leases	1	1
Residential mortgage loans	27	33
Home equity	18	21
Automobile loans	2	1
Credit card	36	41

Total nonperforming portfolio loans and leases(c)	475	579
OREO and other repossessed property(e)	151	165

Total nonperforming portfolio assets	626	744
Nonaccrual loans held for sale	1	39

Total nonperforming assets including loans held for sale	$627	783

Loans and leases 90 days past due and accruing
Commercial and industrial loans	$2	—
Residential mortgage loans(b)	43	56
Automobile loans	8	8
Credit card	17	23

Total loans and leases 90 days past due and accruing	$70	87

Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(a)	0.67%	0.82
ALLL as a percent of nonperforming assets(a)	206	178

(a)	Excludes nonaccrual loans held for sale.
(b)	Information for all periods presented excludes loans whose repayments are insured by the FHA or guaranteed by the VA. These loans were $342 as of June 30, 2015 and $373 as of December 31, 2014. The Bancorp recognized $2 and $4 on these insured or guaranteed loans for the three and six months ended June 30, 2015, respectively, and $2 and $7 for the three and six months ended June 30, 2014, respectively.
(c)	Includes $9 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at both June 30, 2015 and December 31, 2014 and $4 of restructured nonaccrual government insured commercial loans at both June 30, 2015 and December 31, 2014.
(d)	Excludes $21 of restructured nonaccrual loans at both June 30, 2015 and December 31, 2014, associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(e)	Excludes $28 and $71 of OREO related to government insured loans at June 30, 2015 and December 31, 2014, respectively. The Bancorp has historically excluded government guaranteed loans classified in OREO from its nonperforming asset disclosures. Upon the prospective adoption on January 1, 2015 of ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure,” government guaranteed loans meeting certain criteria will be reclassified to other receivables rather than OREO upon foreclosure. As of June 30, 2015, the Bancorp had $37 of government guaranteed loans classified as other receivables. Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information on the adoption of this amended guidance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 49: Rollforward of Portfolio Nonperforming Loans and Leases

For the six months ended June 30, 2015 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Beginning Balance	$367	77	135	579
Transfers to nonperforming	146	35	74	255
Transfers to performing	(4)	(18)	(31)	(53)
Transfers from held for sale	—	5	—	5
Loans sold from portfolio	(8)	—	—	(8)
Loan paydowns/payoffs	(106)	(8)	(14)	(128)
Transfers to OREO	(19)	(19)	(8)	(46)
Charge-offs	(94)	(10)	(30)	(134)
Draws/other extensions of credit	5	—	—	5

Ending Balance	$287	62	126	475

For the six months ended June 30, 2014 ($ in millions)
Beginning Balance	$458	166	127	751
Transfers to nonperforming	305	65	113	483
Transfers to performing	(70)	(40)	(54)	(164)
Transfers to held for sale	(1)	—	—	(1)
Loans sold from portfolio	(26)	—	—	(26)
Loan paydowns/payoffs	(97)	(39)	(1)	(137)
Transfers to OREO	(25)	(37)	(11)	(73)
(Charge-offs) recoveries	(151)	3	(48)	(196)
Draws/other extensions of credit	3	—	—	3

Ending Balance	$396	118	126	640

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

Consumer restructured loans on accrual status totaled $970 million and $905 million at June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more from their modified terms were 29%, 11% and 29%, respectively.

The following tables summarize TDRs by loan type and delinquency status:

TABLE 50: Performing and Nonperforming TDRs

	Performing
As of June 30, 2015 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial loans(b)(c)	$768	1	—	175	944
Residential mortgage loans(a)	427	42	107	27	603
Home equity	322	21	—	18	361
Credit card	27	4	—	36	67
Automobile	20	—	—	2	22

Total	$1,564	68	107	258	1,997

(a)	Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2015, these advances represented $192 of current loans, $33 of 30-89 days past due loans and $97 of 90 days or more past due loans.
(b)	As of June 30, 2015, excludes $7 of restructured accruing loans and $21 of restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(c)	Excludes restructured nonaccrual loans held for sale.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 51: Performing and Nonperforming TDRs

	Performing
As of December 31, 2014 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial loans(b)(c)	$867	2	—	214	1,083
Residential mortgage loans(a)(c)	312	54	119	33	518
Home equity	337	23	—	21	381
Credit card	31	6	—	41	78
Automobile loans	22	1	—	1	24

Total	$1,569	86	119	310	2,084

(a)	Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2014, these advances represented $165 of current loans, $42 of 30-89 days past due loans and $102 of 90 days or more past due loans.
(b)	As of December 31, 2014, excludes $7 of restructured accruing loans and $21 of restructured nonaccrual loans associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(c)	Excludes restructured nonaccrual loans held for sale.

Analysis of Net Loan Charge-offs

Net charge-offs were 37 bps and 45 bps of average portfolio loans and leases for the three months ended June 30, 2015 and 2014, respectively, and were 39 bps and 60 bps for the six months ended June 30, 2015 and 2014, respectively. Table 52 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases decreased to 32 bps and 30 bps during the three and six months ended June 30, 2015, respectively, compared to 35 bps and 57 bps during the three and six months ended June 30, 2014, respectively. The decrease for both periods was primarily driven by improvements in general economic conditions and previous actions taken by the Bancorp to address problem loans. Net charge-offs related to nonowner-occupied commercial real estate were $7 million and $6 million for the three and six months ended June 30, 2015, respectively. Net charge-offs related to nonowner-occupied commercial real estate were $6 million and $7 million for the three and six months ended June 30, 2014, respectively. Net charge-offs related to nonowner-occupied commercial real estate are recorded in the commercial mortgage loans and commercial construction loans captions in Table 52. Net charge-offs on these loans represented 16% and 7% of total commercial loan and lease net charge-offs for the three and six months ended June 30, 2015, respectively.

The ratio of consumer loan and lease net charge-offs to average portfolio consumer loans and leases decreased to 46 bps and 52 bps during the three and six months ended June 30, 2015, respectively, compared to 60 bps and 66 bps during the three and six months ended June 30, 2014, respectively. Residential mortgage loan net charge-offs, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $3 million and $12 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year driven by improvements in delinquencies and loss severities. The Bancorp expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality residential mortgage loans.

Home equity net charge-offs decreased $9 million and $12 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year primarily due to improvements in loss severities. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loans, credit card and other consumer loans and leases net charge-offs remained relatively flat compared to the same periods in the prior year. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 52: Summary of Credit Loss Experience

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Losses charged-off:
Commercial and industrial loans	$(40)	(36)	(83)	(135)
Commercial mortgage loans	(14)	(11)	(19)	(16)
Commercial construction loans	—	(8)	—	(13)
Residential mortgage loans	(8)	(11)	(17)	(30)
Home equity	(13)	(22)	(30)	(42)
Automobile loans	(9)	(10)	(22)	(22)
Credit card	(24)	(24)	(48)	(46)
Other consumer loans and leases	(4)	(5)	(8)	(14)

Total losses charged-off:	(112)	(127)	(227)	(318)
Recoveries of losses previously charged-off:
Commercial and industrial loans	6	5	11	8
Commercial mortgage loans	3	2	7	4
Commercial construction loans	—	—	—	1
Residential mortgage loans	3	3	6	7
Home equity	4	4	8	8
Automobile loans	5	5	10	9
Credit card	3	3	6	7
Other consumer loans and leases	2	4	2	4

Total recoveries of losses previously charged-off:	26	26	50	48
Net losses charged-off:
Commercial and industrial loans	(34)	(31)	(72)	(127)
Commercial mortgage loans	(11)	(9)	(12)	(12)
Commercial construction loans	—	(8)	—	(12)
Residential mortgage loans	(5)	(8)	(11)	(23)
Home equity	(9)	(18)	(22)	(34)
Automobile loans	(4)	(5)	(12)	(13)
Credit card	(21)	(21)	(42)	(39)
Other consumer loans and leases	(2)	(1)	(6)	(10)

Total net losses charged-off	$(86)	(101)	(177)	(270)

Net charge-offs as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.32%	0.30	0.35	0.63
Commercial mortgage loans	0.62	0.44	0.34	0.30
Commercial construction loans	—	2.26	—	1.99

Total commercial loans	0.32	0.35	0.30	0.57

Residential mortgage loans	0.16	0.24	0.17	0.37
Home equity	0.41	0.80	0.51	0.76
Automobile loans	0.14	0.15	0.21	0.22
Credit card	3.62	3.71	3.61	3.56
Other consumer loans and leases	2.45	4.08	3.20	5.29

Total consumer loans and leases	0.46	0.60	0.52	0.66

Total net losses charged-off as a percentage of portfolio loans and leases	0.37%	0.45	0.39	0.60

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

During the six months ended June 30, 2015, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $155 million at June 30, 2015. In addition, the Bancorp’s determination of the allowance for residential and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the allowance for residential and consumer loans would increase by approximately $34 million at June 30, 2015. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 53: Changes in Allowance for Credit Losses

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
ALLL:
Balance, beginning of period	$1,300	1,483	1,322	1,582
Losses charged-off	(112)	(127)	(227)	(318)
Recoveries of losses previously charged-off	26	26	50	48
Provision for loan and lease losses	79	76	148	146

Balance, end of period	$1,293	1,458	1,293	1,458

Reserve for unfunded commitments:
Balance, beginning of period	$130	153	135	162
Benefit for (provision of) unfunded commitments	2	(11)	(2)	(20)
Charge-offs	—	—	(1)	—

Balance, end of period	$132	142	132	142

Certain inherent but unconfirmed losses are probable within the loan and lease portfolio. The Bancorp’s current methodology for determining the level of losses is based on historical loss rates, current credit grades, specific allocation on impaired commercial credits above specified thresholds and restructured loans and other qualitative adjustments. Due to the heavy reliance on realized historical losses and the credit grade rating process, the model-derived estimate of ALLL tends to slightly lag behind the deterioration in the portfolio in a stable or deteriorating credit environment, and tends not to be as responsive when improved conditions have presented themselves. Given these model limitations, the qualitative adjustment factors may be incremental or decremental to the quantitative model results.

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.11% and 0.12% at June 30, 2015 and December 31, 2014, respectively. The unallocated allowance was eight percent of the total allowance as of both June 30, 2015 and December 31, 2014.

As shown in Table 54, the ALLL as a percent of portfolio loans and leases was 1.39% at June 30, 2015 compared to 1.47% at December 31, 2014. The ALLL was $1.3 billion at both June 30, 2015 and December 31, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 54: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

As of ($ in millions)	June 30, 2015	December 31, 2014
ALLL attributed to:
Commercial and industrial loans	$668	673
Commercial mortgage loans	117	140
Commercial construction loans	22	17
Commercial leases	48	45
Residential mortgage loans	104	104
Home equity	77	87
Automobile loans	42	33
Credit card	98	104
Other consumer loans and leases	14	13
Unallocated	103	106

Total ALLL	$1,293	1,322

Portfolio loans and leases:
Commercial and industrial loans	$42,800	40,765
Commercial mortgage loans	7,150	7,399
Commercial construction loans	2,709	2,069
Commercial leases	3,881	3,720
Residential mortgage loans	12,933	12,389
Home equity	8,547	8,886
Automobile loans	11,909	12,037
Credit card	2,278	2,401
Other consumer loans and leases	496	418

Total portfolio loans and leases	$92,703	90,084

Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.56%	1.65
Commercial mortgage loans	1.64	1.89
Commercial construction loans	0.81	0.82
Commercial leases	1.24	1.21
Residential mortgage loans	0.80	0.84
Home equity	0.90	0.98
Automobile loans	0.35	0.27
Credit card	4.30	4.33
Other consumer loans and leases	2.82	3.11
Unallocated (as a percent of total portfolio loans and leases)	0.11	0.12

Attributed ALLL as a percent of total portfolio loans and leases	1.39%	1.47

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

In this economic cycle, banks have experienced significant growth in deposit balances, particularly in non-interest bearing demand deposits. The Bancorp, like other banks, is exposed to deposit balance run-off in a rising interest rate environment. In consideration of this risk, the Bancorp’s NII sensitivity modeling assumes that approximately $2.5 billion of non-interest bearing demand deposit balances run-off for each 100 bps increase in short-term market interest rates. These lost non-interest bearing demand deposit balances are modeled to flow into funding products that reprice in conjunction with market rate increases.

Another important deposit modeling assumption is the amount by which interest bearing deposit rates will increase when market rates increase. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp deposit rates will increase for a given increase in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted average interest-bearing deposit beta of approximately 70%, which is approximately 20 percentage points higher than the 50% beta that the Bancorp experienced in the last FRB tightening cycle from June 2004 to June 2006.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also evaluates the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp's estimated net interest income sensitivity profile and ALCO policy limits as of:

TABLE 55: Estimated NII Sensitivity Profile

	June 30, 2015				June 30, 2014
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	1.63%	6.65	(4.00)	(6.00)	1.95%	8.08	(4.00)	(6.00)
+ 100	0.89	4.23	—	—	1.07	4.97	—	—

At June 30, 2015, the Bancorp’s net interest income would benefit in both year one and year two under these parallel ramp increases. The benefit is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. The benefit is down modestly compared to 2014 and is attributable to continued growth in investment portfolio balances.

Tables 56 and 57 provide information on the Bancorp’s estimated net interest income sensitivity profile given changes to certain key assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows the Bancorp's estimated net interest income sensitivity profile with a $1 billion decrease and a $1 billion increase in demand deposit balance run-off assumption as of June 30, 2015:

TABLE 56: Estimated NII Sensitivity with Demand Deposit Balance Run-Off Assumption Changes

	Percent Change in NII (FTE)
	$1 Billion Balance Decrease		$1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	1.35%	6.09	1.91	7.21
+100	0.75	3.95	1.03	4.52

The following table shows the Bancorp's estimated net interest income sensitivity profile with a 25% increase and a 25% decrease to the deposit beta assumption as of June 30, 2015. The resulting weighted average interest-bearing deposit beta included in this analysis is approximately 88% and 53%, respectively, as of June 30, 2015:

TABLE 57: Estimated NII Sensitivity with Deposit Beta Assumption Changes

	Percent Change in NII (FTE)
	Betas 25% Higher		Betas 25% Lower
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	(1.37)%	0.65	4.63	12.65
+100	(0.61)	1.23	2.39	7.23

Economic Value of Equity Sensitivity

The Bancorp also uses EVE as a measurement tool in managing interest rate risk. Whereas the net interest income sensitivity analysis highlights the impact on forecasted NII on an FTE basis over one and two year time horizons, the EVE analysis is a point in time analysis of the current positions that incorporates all cash flows over their estimated remaining lives. The EVE of the balance sheet is defined as the discounted present value of all asset and net derivative cash flows less the discounted value of all liability cash flows. Due to this longer horizon, the sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the NII sensitivity analysis. As with the NII simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving loan and security prepayments and the expected balance attrition and pricing of transaction deposits.

The following table shows the Bancorp’s EVE sensitivity profile as of:

TABLE 58: Estimated EVE Sensitivity Profile

	June 30, 2015		June 30, 2014
Change in Interest Rates (bps)	Change in EVE	ALCO Policy Limit	Change in EVE	ALCO Policy Limit
+200	(4.63)%	(12.00)	(3.64)%	(12.00)
+100	(1.84)		(1.62)
+25	(0.33)		(0.36)
-25	0.22		0.27

The EVE sensitivity to rising rates is modestly negative at June 30, 2015, and is up from the EVE sensitivity at June 30, 2014. The slight increase in risk in the +200 bps scenario is related to growth in investment portfolio balances partially offset by the impact of changes resulting from the annual review of assumptions related to deposits.

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

The Bancorp regularly evaluates its exposures to a static balance sheet forecast, LIBOR, Prime Rate and other basis risks, yield curve twist risks and embedded options risks. In addition, the impact on NII on an FTE basis and EVE of extreme changes in interest rates is modeled, wherein the Bancorp employs the use of yield curve shocks and environment-specific scenarios.

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

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows as of June 30, 2015:

TABLE 59: Portfolio Loans and Leases Expected Cash Flows

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$24,169	17,992	639	42,800
Commercial mortgage loans	3,068	3,636	446	7,150
Commercial construction loans	1,087	1,605	17	2,709
Commercial leases	804	1,730	1,347	3,881

Subtotal - commercial loans and leases	29,128	24,963	2,449	56,540

Residential mortgage loans	2,820	5,243	4,870	12,933
Home equity	1,193	3,374	3,980	8,547
Automobile loans	5,145	6,648	116	11,909
Credit card	456	1,822	—	2,278
Other consumer loans and leases	449	47	—	496

Subtotal - consumer loans and leases	10,063	17,134	8,966	36,163

Total	$39,191	42,097	11,415	92,703

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable rate loans and leases as of June 30, 2015:

TABLE 60: Portfolio Loans and Leases Expected Cash Flows Occurring After One Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$2,648	15,983
Commercial mortgage loans	968	3,114
Commercial construction loans	21	1,601
Commercial leases	3,077	—

Subtotal - commercial loans and leases	6,714	20,698

Residential mortgage loans	7,331	2,782
Home equity	658	6,696
Automobile loans	6,715	49
Credit card	560	1,262
Other consumer loans and leases	21	26

Subtotal - consumer loans and leases	15,285	10,815

Total	$21,999	31,513

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $853 million and $856 million as of June 30, 2015 and December 31, 2014, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mortgage rates increased during both the three and six months ended June 30, 2015 which caused actual prepayments on the servicing portfolio to decrease. The decrease in actual prepayments on the servicing portfolio during the three and six months ended June 30, 2015 caused modeled prepayment speeds to decrease, which led to a recovery of temporary impairment of $87 million and $39 million on servicing rights during the three and six months ended June 30, 2015, respectively. Mortgage rates decreased during both the three and six months ended June 30, 2014 which caused modeled prepayments speeds to increase, which led to a temporary impairment of $32 million and $28 million during the three and six months ended June 30, 2014, respectively. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the MSR valuation, the Bancorp recognized net losses of $30 million and net gains of $35 million on derivatives associated with its non-qualifying hedging strategy during the three and six months ended June 30, 2015, respectively, compared to net gains of $38 million and $61 million during the same periods in the prior year. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2015 and December 31, 2014 was $859 million and $720 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected levels of deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of cash, investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. A summary of certain obligations and commitments to make future payments under contracts is included in Note 15 of the Notes to Condensed Consolidated Financial Statements.

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

Expected maturities from loan and lease repayments are included in Table 59 of the Market Risk Management section of MD&A. Of the $28.0 billion of securities in the Bancorp’s available-for-sale and other portfolio at June 30, 2015, $3.9 billion in principal and interest is expected to be received in the next 12 months and an additional $4.3 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans totaling $1.4 billion and $3.0 billion during the three and six months ended June 30, 2015, respectively, compared to $3.2 billion and $6.1 billion during the three and six months ended June 30, 2014, respectively. For further information on the transfer of financial assets, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 83% of its average total assets for both the three and six months ended June 30, 2015 and 82% for both the three and six months ended June 30, 2014. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of June 30, 2015, $10.0 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. At June 30, 2015, the Bancorp has approximately $36.5 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

The Bancorp’s banking subsidiary’s global bank note program has a borrowing capacity of $25 billion, of which $19.6 billion is available for issuance as of June 30, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity Coverage Ratio and Net Stable Funding Ratio

A key reform within the Basel III framework to strengthen international liquidity standards was the introduction of the LCR and NSFR. On January 7, 2013, the BCBS issued a final standard for the LCR applicable to large internationally active banking organizations. The BCBS issued a final NSFR standard in the fourth quarter of 2014 and disclosure requirements in the second quarter of 2015 which are applicable to internationally active banks. The NSFR will become a minimum standard by January 1, 2018. The Bancorp is currently evaluating the BCBS’ standards, and will begin to conform to a domestic version of the NFSR once adopted by the U.S. banking regulators.

Section 165 of the DFA requires the FRB to establish enhanced liquidity standards in the U.S. for BHCs with total assets of $50 billion or greater. On October 10, 2014, the U.S. Banking Agencies published final rules implementing a quantitative liquidity requirement consistent with the LCR standard established by the BCBS for large internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. In addition, a Modified LCR requirement was finalized for BHCs with $50 billion or more in total consolidated assets that are not internationally active, such as Fifth Third. The Modified LCR requires BHCs to maintain HQLA equal to its calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Modified LCR is effective January 1, 2016 and requires BHCs to calculate its LCR on a monthly basis. The final rule includes a transition period for the modified LCR in which BHCs must maintain HQLA of 90% of its calculated net cash outflows for 2016 and then 100% beginning in 2017. The Bancorp estimates its LCR was 108% at June 30, 2015 calculated under the Modified LCR final rule. For more information on LCR, refer to the Non-GAAP Financial Measures section of MD&A.

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

The Bancorp’s credit ratings are summarized in Table 61. The ratings reflect the ratings agencies view on the Bancorp’s capacity to meet financial commitments. *

* As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 61: Agency Ratings

As of August 5, 2015	Moody's	Standard and Poor's	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A	AL
Subordinated debt	Baa1	BBB	A-	BBBH
Fifth Third Bank:
Short-term	P-1	A-2	F1	R-1L
Long-term deposit	Aa3	No rating	A+	A
Senior debt	A3	A-	A	A
Subordinated debt	Baa1	BBB+	A-	AL

OPERATIONAL RISK MANAGEMENT

The Bancorp faces ongoing and emerging risks and regulations related to the activities that surround the delivery of banking and financial products. The Bancorp believes that effective management of operational risk plays a major role in both the level and the stability of profitability. Operational risk is the risk of loss from inadequate or failed internal processes, people or systems or from external events. This includes, but is not limited to, the following types of risk: business continuity risk, information management risk, fraud risk, model risk, third party service provider risk, human resources risk and process risk.

The Bancorp’s risk management framework consists of five integrated components, including identifying, assessing, managing, monitoring and reporting risks. The Operational Risk Management function is responsible for developing and overseeing the implementation of the Bancorp’s approach to managing operational risk. This includes providing training, tools, guidance and oversight to support implementation of key risk programs and systems as they relate to operational risk management, such as risk and control self-assessments, new product/initiative risk reviews, key risk indicators and operational losses. The function is also responsible for developing reports that support the proactive management of operational risk across the enterprise. The lines of business and corporate functions are responsible for managing the operational risks associated with their areas in accordance with the risk management framework. The framework is intended to enable the Bancorp to function with a sound and well-controlled operational environment. These processes support the Bancorp’s goals to minimize future operational losses and strengthen the Bancorp’s performance by maintaining sufficient capital to absorb operational losses that are incurred.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Information management is a significant operational risk for financial institutions such as the Bancorp, and includes the risk of losses resulting from cyber-attacks. The Bancorp devotes significant time and resources to maintaining and regularly updating technology systems and processes to protect the security of computer systems, software, networks and other technology assets against attempts by third parties to obtain unauthorized access to confidential information, destroy data or cause other damage. The Bancorp and other U.S. financial institutions have experienced distributed denial-of-service attacks from technologically sophisticated third parties. These attacks are designed to saturate the targeted online network with excessive amounts of network traffic, resulting in slow response times, or in some cases, causing the site to be temporarily unavailable. To date these attacks have not resulted in any material disruption of the Bancorp’s operations or material harm to customers and have not had a material adverse effect on the Bancorp’s results of operations.

Cyber-attack risks may also occur with the Bancorp’s third-party service providers, and may interfere with their ability to fulfill their contractual obligations, with potential for financial loss or liability that could adversely affect the Bancorp’s financial condition or results of operations. Recent high-profile cyber-attacks have targeted retailers and other businesses for the purpose of acquiring the confidential information of customers, some of which are customers of the Bancorp. The Bancorp may incur expenses related to the investigation of such attacks or related to the protection of the Bancorp’s customers from identity thefts as a result of such attacks. Risks and exposure related to cyber-attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology-based products and services used by the Bancorp and our customers.

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

Capital Ratios

The Basel III Final Rule was effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of its components and other provisions. It established quantitative measures that assign risk weightings to assets and off-balance sheet items and also defined and set minimum regulatory capital requirements. The minimum capital ratios established under the Basel III Final Rule are 4.5% for the CET1 capital ratio, 6% for the Tier I risk-based capital ratio, 8% for the Total risk-based capital ratio and 4% for the Tier I capital to average consolidated assets (leverage ratio). The U.S. banking agencies define “well-capitalized” ratios for CET1 capital, Tier I risk-based capital and Total risk-based capital greater than or equal to 6.5%, 8% and 10%, respectively. Additionally, the Basel III Final Rule includes a capital conservation buffer of CET1 capital of 2.5% in additional to the 4.5% minimum requirement, or 7%, in order to avoid limitations on capital distributions and discretionary bonus payments to executive officers. The Bancorp exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

The Bancorp made a one-time permanent election to not include AOCI in CET1 capital in the March 31, 2015 FFIEC 031 and FR Y-9C filings. The Basel III Final Rule phases out the inclusion of certain TruPS as a component of Tier I capital. Under these provisions, these TruPS would qualify as a component of Tier II capital. At June 30, 2015, the Bancorp’s Tier I capital included $12 million of TruPS representing approximately 1 bp of risk-weighted assets.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table summarizes the Bancorp's capital ratios as of:

TABLE 62: Capital Ratios

($ in millions)	June 30, 2015	December 31, 2014
Average total Bancorp shareholders' equity as a percent of average assets	11.32%	11.54
Tangible equity as a percent of tangible assets(a)	9.28	9.41
Tangible common equity as a percent of tangible assets (excluding unrealized gains/losses)(a)	8.33	8.43

	Basel III Transitional(b)	Basel I(c)
CET1 capital	$11,582	N/A
Tier I capital	12,922	12,764
Total risk-based capital	16,831	16,895
Risk-weighted assets	122,986	117,878

Regulatory capital ratios:
CET1 capital	9.42%	N/A
Tier I risk-based capital	10.51	10.83
Total risk-based capital	13.69	14.33
Tier I leverage	9.44	9.66
Tier 1 common equity(a)	N/A	9.65

	Basel III Fully Phased-In
CET1 capital(a)	9.31%	N/A

(a)	For further information on these ratios, refer to the Non-GAAP Financial Measures section of MD&A.
(b)	Under the banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting weighted values are added together resulting in the total risk-weighted assets.
(c)	These capital amounts and ratios were calculated under the Supervisory Agencies general risk-based capital rules (Basel I) which were in effect prior to January 1, 2015.

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

As contemplated by the 2014 CCAR, during the first quarter of 2015, the Bancorp entered into a $180 million accelerated share repurchase transaction. Additionally, as contemplated by the 2015 CCAR, during the second quarter of 2015, the Bancorp entered into a $155 million accelerated share repurchase transaction. For further information refer to Note 14 of the Notes to Condensed Consolidated Financial Statements. For further information on a subsequent event related to capital actions refer to Note 22 of the Notes to Condensed Consolidated Financial Statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The BHCs that participated in the 2015 CCAR, including the Bancorp, are required to also conduct mid-cycle company-run stress tests using data as of March 31, 2015. The stress tests must be based on three BHC defined scenarios – baseline, adverse and severely adverse. The BHCs reported the mid-cycle stress test results to the FRB by the required July 6, 2015 submission date. In addition, the Bancorp published a Form 8-K providing a summary of the results under the severely adverse scenario on July 27, 2015, which is available on Fifth Third’s website at https://www.53.com. These results represented estimates of the Bancorp’s results from the second quarter of 2015 through the second quarter of 2017 under the severely adverse scenario, which is considered highly unlikely to occur.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.13 for both the three months ended June 30, 2015 and 2014 and $0.26 and $0.25 for the six months ended June 30, 2015 and 2014, respectively. The Bancorp entered into or settled a number of accelerated share repurchase transactions during the six months ended June 30, 2015. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information on the accelerated share repurchases.

The following table summarizes the monthly share repurchase activity for the three months ended June 30, 2015:

TABLE 63: Share Repurchases

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
April 1, 2015 - April 30, 2015	7,808,579	$20.45	7,808,579	56,034,831
May 1, 2015 - May 31, 2015	—	—	—	56,034,831
June 1, 2015 - June 30, 2015	—	—	—	56,034,831

Total	7,808,579	$20.45	7,808,579	56,034,831

(a)	The Bancorp repurchased 1,233,798 shares during the second quarter of 2015 in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	In March of 2014, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. The authorization does not include specific price targets or an expiration date.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Bancorp enters into financial transactions that are considered off-balance sheet arrangements as they involve varying elements of market, credit and liquidity risk in excess of the amounts recognized in the Condensed Consolidated Balance Sheets. The Bancorp’s off-balance sheet arrangements include commitments, contingent liabilities, guarantees, and transactions with non-consolidated VIEs. A brief discussion of these transactions is as follows:

Commitments

The Bancorp has certain commitments to make future payments under contracts, including commitments to extend credit, letters of credit, forward contracts related to held for sale mortgage loans, noncancelable operating lease obligations, purchase obligations and capital commitments for private equity investments. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information on commitments.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	June 30, 2015	December 31, 2014
Assets
Cash and due from banks(a)	$2,785	3,091
Available-for-sale and other securities(b)	27,987	22,408
Held-to-maturity securities(c)	157	187
Trading securities	370	360
Other short-term investments	3,451	7,914
Loans held for sale(d)	995	1,261
Portfolio loans and leases(a)(e)	92,703	90,084
Allowance for loan and lease losses(a)	(1,293)	(1,322)

Portfolio loans and leases, net	91,410	88,762
Bank premises and equipment(f)	2,298	2,465
Operating lease equipment	670	728
Goodwill	2,416	2,416
Intangible assets	13	15
Servicing rights	854	858
Other assets(a)	8,252	8,241

Total Assets	$141,658	138,706

Liabilities
Deposits:
Interest-bearing deposits	$67,574	66,903
Noninterest-bearing deposits	35,449	34,809

Total deposits(g)	103,023	101,712
Federal funds purchased	126	144
Other short-term borrowings	4,136	1,556
Accrued taxes, interest and expenses	1,858	2,020
Other liabilities(a)	3,356	2,642
Long-term debt(a)	13,521	14,967

Total Liabilities	126,020	123,041

Equity
Common stock(h)	2,051	2,051
Preferred stock(i)	1,331	1,331
Capital surplus	2,632	2,646
Retained earnings	11,564	11,141
Accumulated other comprehensive income	291	429
Treasury stock(h)	(2,264)	(1,972)

Total Bancorp shareholders’ equity	15,605	15,626
Noncontrolling interests	33	39

Total Equity	15,638	15,665

Total Liabilities and Equity	$141,658	138,706

(a)	Includes $156 and $179 of cash and due from banks, $2,547 and $3,378 of portfolio loans and leases, $(29) and $(22) of ALLL, $23 and $25 of other assets, $4 and $5 of other liabilities, and $2,542 and $3,434 of long-term debt from consolidated VIEs that are included in their respective captions above at June 30, 2015 and December 31, 2014, respectively. For further information refer to Note 10.
(b)	Amortized cost of $27,483 and $21,677 at June 30, 2015 and December 31, 2014, respectively.
(c)	Fair value of $157 and $187 at June 30, 2015 and December 31, 2014, respectively.
(d)	Includes $628 and $561 of residential mortgage loans held for sale measured at fair value at June 30, 2015 and December 31, 2014, respectively.
(e)	Includes $178 and $108 of residential mortgage loans measured at fair value at June 30, 2015 and December 31, 2014, respectively.
(f)	Includes $84 and $26 of bank premises and equipment held for sale at June 30, 2015 and December 31, 2014, respectively. For further information refer to Note 7.
(g)	Includes $561 and $0 of deposits held for sale at June 30, 2015 and December 31, 2014, respectively.
(h)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2015 – 810,054,148 (excludes 113,838,433 treasury shares), December 31, 2014 – 824,046,952 (excludes 99,845,629 treasury shares).
(i)	446,000 shares of undesignated no par value preferred stock are authorized and unissued at June 30, 2015 and December 31, 2014; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at June 30, 2015 and December 31, 2014; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference; 18,000 authorized shares, issued and outstanding at June 30, 2015 and December 31, 2014; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at June 30, 2015 and December 31, 2014.

Refer to Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
($ in millions, except share data)	2015	2014	2015	2014
Interest Income
Interest and fees on loans and leases	$782	826	1,560	1,649
Interest on securities	219	181	407	349
Interest on other short-term investments	2	1	6	3

Total interest income	1,003	1,008	1,973	2,001
Interest Expense
Interest on deposits	46	49	96	96
Interest on other short-term borrowings	1	1	1	1
Interest on long-term debt	69	58	142	111

Total interest expense	116	108	239	208

Net Interest Income	887	900	1,734	1,793
Provision for loan and lease losses	79	76	148	146

Net Interest Income After Provision for Loan and Lease Losses	808	824	1,586	1,647
Noninterest Income
Service charges on deposits	139	139	274	272
Investment advisory revenue	105	102	212	204
Mortgage banking net revenue	117	78	203	187
Corporate banking revenue	113	107	176	211
Card and processing revenue	77	76	148	144
Other noninterest income	1	226	165	268
Securities gains, net	4	8	9	14

Total noninterest income	556	736	1,187	1,300
Noninterest Expense
Salaries, wages and incentives	383	368	752	727
Employee benefits	78	79	176	180
Net occupancy expense	83	79	162	158
Technology and communications	54	52	109	105
Card and processing expense	38	37	74	68
Equipment expense	31	30	61	60
Other noninterest expense	280	309	537	605

Total noninterest expense	947	954	1,871	1,903

Income Before Income Taxes	417	606	902	1,044
Applicable income tax expense	108	167	232	287

Net Income	309	439	670	757
Less: Net income attributable to noncontrolling interests	(6)	—	(6)	1

Net Income Attributable to Bancorp	315	439	676	756
Dividends on preferred stock	23	23	38	32

Net Income Available to Common Shareholders	$292	416	638	724

Earnings per share - basic	$0.36	0.49	0.78	0.85
Earnings per share - diluted	$0.36	0.49	0.77	0.84

Average common shares outstanding - basic	803,965,057	838,492,046	807,070,071	842,155,702
Average common shares outstanding - diluted	812,842,540	848,245,111	815,741,295	853,057,618
Cash dividends declared per common share	$0.13	0.13	0.26	0.25

Refer to Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Net income	$309	439	670	757
Other comprehensive (loss) income, net of tax:
Unrealized gains on available-for-sale securities:
Unrealized holding (losses) gains arising during period	(285)	188	(144)	301
Reclassification adjustment for net (gains) losses included in net income	4	(9)	(4)	(12)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains (losses) arising during period	(5)	12	29	22
Reclassification adjustment for net gains included in net income	(13)	(6)	(23)	(13)
Defined benefit pension plans:
Reclassification of amounts to net periodic benefit costs	2	1	4	2

Other comprehensive (loss) income, net of tax:	(297)	186	(138)	300

Comprehensive income	12	625	532	1,057
Less: Comprehensive income attributable to noncontrolling interests	(6)	—	(6)	1

Comprehensive income attributable to Bancorp	$18	625	538	1,056

Refer to Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2013	$2,051	1,034	2,561	10,156	82	(1,295)	14,589	37	14,626
Net income				756			756	1	757
Other comprehensive income, net of tax					300		300		300
Cash dividends declared:
Common stock at $0.25 per share				(211)			(211)		(211)
Preferred stock(a)				(32)			(32)		(32)
Shares acquired for treasury			77			(326)	(249)		(249)
Issuance of preferred stock		297					297		297
Impact of stock transactions under stock compensation plans, net			(25)	(3)		47	19		19
Other								1	1

Balance at June 30, 2014	2,051	1,331	2,613	10,666	382	(1,574)	15,469	39	15,508

Balance at December 31, 2014	2,051	1,331	2,646	11,141	429	(1,972)	15,626	39	15,665
Net income				676			676	(6)	670
Other comprehensive loss, net of tax					(138)		(138)		(138)
Cash dividends declared:
Common stock at $0.26 per share				(211)			(211)		(211)
Preferred stock(b)				(38)			(38)		(38)
Shares acquired for treasury			5			(340)	(335)		(335)
Impact of stock transactions under stock compensation plans, net			(19)			45	26		26
Other				(4)		3	(1)		(1)

Balance at June 30, 2015	$2,051	1,331	2,632	11,564	291	(2,264)	15,605	33	15,638

(a)	For the six months ended June 30, 2014, dividends were $637.50 per preferred share for Perpetual Preferred Stock, Series H and $414.06 per preferred share for Perpetual Preferred Stock, Series I.
(b)	For the six months ended June 30, 2015, dividends were $637.50 per preferred share for Perpetual Preferred Stock, Series H, $414.06 per preferred share for Perpetual Preferred Stock, Series I and $612.50 per preferred share for Perpetual Preferred Stock, Series J.

Refer to Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the six months ended June 30,
($ in millions)	2015	2014
Operating Activities
Net income	$670	757
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	148	146
Depreciation, amortization and accretion	221	200
Stock-based compensation expense	50	43
Provision for deferred income taxes	10	8
Securities gains, net	(9)	(14)
(Recovery of) provision for MSR impairment	(39)	28
Net gains on sales of loans and fair value adjustments on loans held for sale	(67)	(48)
Net losses on disposition and impairment of bank premises and equipment	101	18
Operating lease equipment impairment	34	—
Proceeds from sales of loans held for sale	2,391	3,199
Loans originated for sale, net of repayments	(2,497)	(2,794)
Dividends representing return on equity method investments	7	9
Gain on sales of Vantiv, Inc. shares	—	(125)
Net change in:
Trading securities	(10)	(16)
Other assets	200	350
Accrued taxes, interest and expenses	(110)	(99)
Other liabilities	(150)	(697)

Net Cash Provided by Operating Activities	950	965

Investing Activities
Sales:
Available-for-sale securities	8,018	3,449
Loans	695	128
Bank premises and equipment	17	3
Repayments / maturities:
Available-for-sale securities	1,587	1,052
Held-to-maturity securities	29	14
Purchases:
Available-for-sale securities	(14,783)	(8,283)
Bank premises and equipment	(78)	(107)
Proceeds from sales and dividends representing return of equity method investments	24	221
Net change in:
Other short-term investments	4,463	2,730
Loans and leases	(3,079)	(2,421)
Operating lease equipment	(12)	30

Net Cash Used in Investing Activities	(3,119)	(3,184)

Financing Activities
Net change in:
Core deposits	1,360	(375)
Certificates - $100,000 and over, including other foreign office	(49)	(2,948)
Federal funds purchased	(18)	(130)
Other short-term borrowings	2,580	1,766
Dividends paid on common shares	(213)	(204)
Dividends paid on preferred shares	(38)	(32)
Proceeds from issuance of long-term debt	—	4,758
Repayment of long-term debt	(1,400)	(506)
Repurchase of treasury shares and related forward contract	(335)	(249)
Issuance of preferred shares	—	297
Other	(24)	(24)

Net Cash Provided by Financing Activities	1,863	2,353

(Decrease) Increase in Cash and Due from Banks	(306)	134
Cash and Due from Banks at Beginning of Period	3,091	3,178

Cash and Due from Banks at End of Period	$2,785	3,312

Refer to Notes to Condensed Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to non-cash investing and financing activities.

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 and the cash flows and changes in equity for the six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2014 has been derived from the Bancorp’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the six months ended June 30:

($ in millions)	2015	2014
Cash payments:
Interest	$249	187
Income taxes	264	228
Transfers:
Portfolio loans to loans held for sale	369	96
Loans held for sale to portfolio loans	139	13
Portfolio loans to OREO	58	84
Loans held for sale to OREO	—	2

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

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, the FASB issued amended guidance that clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either 1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or 2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amended guidance requires interim and annual disclosures of both 1) the amount of foreclosed residential real estate property held by the creditor and 2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Bancorp adopted the amended guidance prospectively on January 1, 2015 and the adoption of the amended guidance did not have a material impact on the Condensed Consolidated Financial Statements. The required disclosures are included in Note 6.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved extending the adoption date of the amended guidance by one year to annual periods beginning after December 15, 2017, and interim periods within those years. The amended guidance should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is permitted, but not before the original effective date of annual periods beginning after December 15, 2016, and interim periods within those years. The Bancorp is currently in the process of evaluating the impact of adopting the amended guidance on its Condensed Consolidated Financial Statements.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June 2014, the FASB issued amended guidance that changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. The amended guidance also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amended guidance requires disclosures for certain transactions comprising: 1) a transfer of a financial asset accounted for as a sale and 2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The amended guidance also requires new disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption prohibited. Changes in accounting for transactions outstanding on the effective date should be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosures for certain transactions accounted for as a sale are required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The Bancorp adopted the amended guidance on January 1, 2015 and the adoption of the amended guidance did not have a material impact on the Condensed Consolidated Financial Statements. The disclosure requirements are included in Note 13.

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

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued amended guidance to address the different balance sheet presentation requirements for debt issuance costs and debt discounts and premiums. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amended guidance. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The amended guidance should be applied retrospectively, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the amended guidance. As of June 30, 2015 and December 31, 2014, the Bancorp had approximately $30 million and $36 million of debt issuance costs, respectively, recorded within other assets in the Condensed Consolidated Balance Sheets that will be required to be reclassified and presented as a direct deduction from the debt liability upon adoption of the amended guidance. The adoption of the amended guidance is not expected to have a material impact on the Condensed Consolidated Statements of Income.

Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets

In April 2015, the FASB issued amended guidance intended to simplify an entity’s measurement of the fair value of plan assets of a defined benefit pension or other postretirement benefit plan when the fiscal year-end does not coincide with a month end. For an entity with a fiscal year-end that does not coincide with a month-end, the amended guidance provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The amended guidance should be applied prospectively. The adoption of the amended guidance is not expected to have an impact on the Bancorp’s Condensed Consolidated Financial Statements as the Bancorp’s fiscal year-end coincides with a month end.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued amended guidance on a customer’s accounting for fees paid in a cloud computing arrangement. Under the amended guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The amended guidance may be applied either prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. The Bancorp is currently in the process of evaluating the impact of adopting the amended guidance.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share

In May 2015, the FASB issued amended guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amended guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amended guidance should be applied retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. The adoption of the amended guidance is not expected to have a material impact on the Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Securities

The following tables provide the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and other and held-to-maturity securities portfolios as of:

June 30, 2015 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$1,544	71	—	1,615
Obligations of states and political subdivisions securities	172	5	—	177
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	15,653	333	(32)	15,954
Agency commercial mortgage-backed securities	5,687	82	(18)	5,751
Non-agency commercial mortgage-backed securities	2,382	51	(19)	2,414
Asset-backed securities and other debt securities	1,344	36	(6)	1,374
Equity securities(b)	701	2	(1)	702

Total available-for-sale and other securities	$27,483	580	(76)	27,987

Held-to-maturity securities:
Obligations of states and political subdivisions securities	$156	—	—	156
Asset-backed securities and other debt securities	1	—	—	1

Total held-to-maturity securities	$157	—	—	157

(a)	Includes interest-only mortgage-backed securities of $162 as of June 30, 2015 recorded at fair value with fair value changes recorded in securities gains, net, in the Condensed Consolidated Statements of Income.
(b)	Equity securities consist of FHLB and FRB restricted stock holdings of $248 and $353, respectively, at June 30, 2015, that are carried at cost, and certain mutual fund and equity security holdings.

December 31, 2014 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$1,545	87	—	1,632
Obligations of states and political subdivisions securities	185	7	—	192
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	11,968	437	(1)	12,404
Agency commercial mortgage-backed securities	4,465	101	(1)	4,565
Non-agency commercial mortgage-backed securities	1,489	61	—	1,550
Asset-backed securities and other debt securities	1,324	40	(2)	1,362
Equity securities(b)	701	3	(1)	703

Total available-for-sale and other securities	$21,677	736	(5)	22,408

Held-to-maturity securities:
Obligations of states and political subdivisions securities	$186	—	—	186
Asset-backed securities and other debt securities	1	—	—	1

Total held-to-maturity securities	$187	—	—	187

(a)	Includes interest-only mortgage-backed securities of $175 as of December 31, 2014, recorded at fair value with fair value changes recorded in securities gains, net, in the Condensed Consolidated Statements of Income.
(b)	Equity securities consist of FHLB and FRB restricted stock holdings of $248 and $352, respectively, at December 31, 2014, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Realized gains	$29	14	44	41
Realized losses	(31)	—	(33)	(5)
OTTI	(4)	—	(5)	(17)

Net realized gains (losses)(a)	$(6)	14	6	19

(a)	Excludes net gains on interest-only mortgage-backed securities of $11 and $2 for the three and six months ended June 30, 2015, respectively, and net losses on interest-only mortgage-backed securities of $8 and $7 for the three and six months ended June 30, 2014, respectively.

Trading securities were $370 million as of June 30, 2015, compared to $360 million at December 31, 2014. Gross realized gains were immaterial for both the three months ended June 30, 2015 and 2014, and were $1 million for both the six months ended June 30, 2015 and 2014. Gross realized losses on trading securities were immaterial for both the three and six months ended June 30, 2015 and 2014. Net unrealized losses on trading securities were $1 million for the three months ended June 30, 2015 and net unrealized gains on trading securities were immaterial for the six months ended June 30, 2015. Net unrealized gains on trading securities were $2 million and $1 million for the three and six months ended June 30, 2014, respectively.

At June 30, 2015 and December 31, 2014, securities with a fair value of $12.5 billion and $14.2 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale and other and held-to-maturity securities as of June 30, 2015 are shown in the following table:

	Available-for-Sale and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$209	212	94	94
1-5 years	4,938	5,112	46	46
5-10 years	20,104	20,393	15	15
Over 10 years	1,531	1,568	2	2
Equity securities	701	702	—	—

Total	$27,483	27,987	157	157

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
Agency residential mortgage-backed securities	$5,140	(32)	—	—	5,140	(32)
Agency commercial mortgage-backed securities	1,736	(18)	—	—	1,736	(18)
Non-agency commercial mortgage-backed securities	982	(19)	—	—	982	(19)
Asset-backed securities and other debt securities	224	(3)	120	(3)	344	(6)
Equity securities	—	—	28	(1)	28	(1)

Total	$8,082	(72)	148	(4)	8,230	(76)

December 31, 2014
Agency residential mortgage-backed securities	$73	(1)	—	—	73	(1)
Agency commercial mortgage-backed securities	355	(1)	—	—	355	(1)
Asset-backed securities and other debt securities	286	(1)	74	(1)	360	(2)
Equity securities	—	—	30	(1)	30	(1)

Total	$714	(3)	104	(2)	818	(5)

Other-Than-Temporary Impairments

The Bancorp recognized $4 million and $5 million of OTTI on its available-for-sale and other debt securities, included in securities gains, net, in the Condensed Consolidated Statements of Income, during the three and six months ended June 30, 2015, respectively. The Bancorp did not recognize OTTI during the three months ended June 30, 2014 and recognized $17 million of OTTI on its available-for-sale and other debt securities during the six months ended June 30, 2014. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or held-to-maturity debt securities during the three and six months ended June 30, 2015 and 2014. Less than one percent of unrealized losses in the available-for-sale and other securities portfolio were represented by non-rated securities at June 30, 2015 and December 31, 2014.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

5. Loans and Leases

The Bancorp diversifies its loan and lease portfolio by offering a variety of loan and lease products with various payment terms and rate structures. Lending activities are generally concentrated within those states in which the Bancorp has banking centers and are primarily located in the Midwestern and Southeastern regions of the United States. The Bancorp’s commercial loan portfolio consists of lending to various industry types. Management periodically reviews the performance of its loan and lease products to evaluate whether they are performing within acceptable interest rate and credit risk levels and changes are made to underwriting policies and procedures as needed. The Bancorp maintains an allowance to absorb loan and lease losses inherent in the portfolio. For further information on credit quality and the ALLL, refer to Note 6.

The following table provides a summary of the total loans and leases classified by primary purpose as of:

($ in millions)	June 30, 2015	December 31, 2014
Loans and leases held for sale:
Commercial and industrial loans	$12	36
Commercial mortgage loans	15	11
Commercial construction loans	—	2
Commercial leases	1	1
Residential mortgage loans	859	1,193
Home equity	44	—
Automobile loans	5	—
Other consumer loans and leases	59	18

Total loans and leases held for sale	$995	1,261

Portfolio loans and leases:
Commercial and industrial loans	$42,800	40,765
Commercial mortgage loans	7,150	7,399
Commercial construction loans	2,709	2,069
Commercial leases	3,881	3,720

Total commercial loans and leases	56,540	53,953

Residential mortgage loans	12,933	12,389
Home equity	8,547	8,886
Automobile loans	11,909	12,037
Credit card	2,278	2,401
Other consumer loans and leases	496	418

Total consumer loans and leases	36,163	36,131

Total portfolio loans and leases	$92,703	90,084

Total portfolio loans and leases are recorded net of unearned income, which totaled $648 million as of June 30, 2015 and $665 million as of December 31, 2014. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs and fair value adjustments (associated with acquired loans or loans designated at fair value upon origination) which totaled a net premium of $191 million and $169 million as of June 30, 2015 and December 31, 2014, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $11.6 billion and $11.1 billion at June 30, 2015 and December 31, 2014, respectively, pledged at the FHLB, and loans of $32.8 billion and $33.9 billion at June 30, 2015 and December 31, 2014, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

			90 Days Past Due
	Balance		and Still Accruing
	June 30,	December 31,	June 30,	December 31,
($ in millions)	2015	2014	2015	2014
Commercial and industrial loans	$42,812	40,801	2	—
Commercial mortgage loans	7,165	7,410	—	—
Commercial construction loans	2,709	2,071	—	—
Commercial leases	3,882	3,721	—	—
Residential mortgage loans	13,792	13,582	43	56
Home equity	8,591	8,886	—	—
Automobile loans	11,914	12,037	8	8
Credit card	2,278	2,401	17	23
Other consumer loans and leases	555	436	—	—

Total loans and leases	$93,698	91,345	70	87

Less: Loans held for sale	$995	1,261

Total portfolio loans and leases	$92,703	90,084

The following table presents a summary of net charge-offs:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Commercial and industrial loans	$34	31	$72	127
Commercial mortgage loans	11	9	12	12
Commercial construction loans	—	8	—	12
Residential mortgage loans	5	8	11	23
Home equity	9	18	22	34
Automobile loans	4	5	12	13
Credit card	21	21	42	39
Other consumer loans and leases	2	1	6	10

Total net charge-offs	$86	101	$177	270

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended June 30, 2015 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$852	103	241	104	1,300
Losses charged-off	(54)	(8)	(50)	—	(112)
Recoveries of losses previously charged-off	9	3	14	—	26
Provision for loan and lease losses	48	6	26	(1)	79

Balance, end of period	$855	104	231	103	1,293

For the three months ended June 30, 2014 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$981	180	217	105	1,483
Losses charged-off	(55)	(11)	(61)	—	(127)
Recoveries of losses previously charged-off	7	3	16	—	26
Provision for loan and lease losses	28	2	49	(3)	76

Balance, end of period	$961	174	221	102	1,458

For the six months ended June 30, 2015 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$875	104	237	106	1,322
Losses charged-off	(102)	(17)	(108)	—	(227)
Recoveries of losses previously charged-off	18	6	26	—	50
Provision for loan and lease losses	64	11	76	(3)	148

Balance, end of period	$855	104	231	103	1,293

For the six months ended June 30, 2014 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Transactions in the ALLL:
Balance, beginning of period	$1,058	189	225	110	1,582
Losses charged-off	(164)	(30)	(124)	—	(318)
Recoveries of losses previously charged-off	13	7	28	—	48
Provision for loan and lease losses	54	8	92	(8)	146

Balance, end of period	$961	174	221	102	1,458

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of June 30, 2015 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$162	(c)	65	53	—	280
Collectively evaluated for impairment	693		39	178	—	910
Unallocated	—		—	—	103	103

Total ALLL	$855		104	231	103	1,293

Loans and leases:(b)
Individually evaluated for impairment	$1,099	(c)	603	450	—	2,152
Collectively evaluated for impairment	55,441		12,150	22,780	—	90,371
Loans acquired with deteriorated credit quality	—		2	—	—	2

Total portfolio loans and leases	$56,540		12,755	23,230	—	92,525

(a)	Includes $5 related to leveraged leases.
(b)	Excludes $178 of residential mortgage loans measured at fair value, and includes $880 of leveraged leases, net of unearned income.
(c)	Includes five restructured loans at June 30, 2015 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $28 and an ALLL of $16.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2014 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$179	(c)	65	61	—	305
Collectively evaluated for impairment	696		39	176	—	911
Unallocated	—		—	—	106	106

Total ALLL	$875		104	237	106	1,322

Loans and leases:(b)
Individually evaluated for impairment	$1,260	(c)	518	483	—	2,261
Collectively evaluated for impairment	52,693		11,761	23,259	—	87,713
Loans acquired with deteriorated credit quality	—		2	—	—	2

Total portfolio loans and leases	$53,953		12,281	23,742	—	89,976

(a)	Includes $6 related to leveraged leases.
(b)	Excludes $108 of residential mortgage loans measured at fair value, and includes $874 of leveraged leases, net of unearned income.
(c)	Includes five restructured loans at December 31, 2014 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $28 and an ALLL of $10.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of June 30, 2015 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$39,780	1,285	1,735	—	42,800
Commercial mortgage owner-occupied loans	3,485	115	229	—	3,829
Commercial mortgage nonowner-occupied loans	3,058	39	213	11	3,321
Commercial construction loans	2,671	18	20	—	2,709
Commercial leases	3,805	45	31	—	3,881

Total commercial loans and leases	$52,799	1,502	2,228	11	56,540

As of December 31, 2014 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,013	1,352	1,400	—	40,765
Commercial mortgage owner-occupied loans	3,430	137	267	—	3,834
Commercial mortgage nonowner-occupied loans	3,198	76	284	7	3,565
Commercial construction loans	1,966	65	38	—	2,069
Commercial leases	3,678	9	33	—	3,720

Total commercial loans and leases	$50,285	1,639	2,022	7	53,953

Consumer Portfolio Segment

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card and other consumer loans and leases. The Bancorp’s residential mortgage portfolio segment is also a separate class.

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of:

	June 30, 2015		December 31, 2014
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$12,693	62	12,204	77
Home equity	8,459	88	8,793	93
Automobile loans	11,907	2	12,036	1
Credit card	2,242	36	2,360	41
Other consumer loans and leases	496	—	418	—

Total residential mortgage and consumer loans and leases(a)	$35,797	188	35,811	212

(a)	Excludes $178 and $108 of loans measured at fair value at June 30, 2015 and December 31, 2014, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of June 30, 2015 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial loans and leases:
Commercial and industrial loans	$42,683	39	78	117	42,800	2
Commercial mortgage owner-occupied loans	3,780	10	39	49	3,829	—
Commercial mortgage nonowner-occupied loans	3,296	2	23	25	3,321	—
Commercial construction loans	2,709	—	—	—	2,709	—
Commercial leases	3,879	2	—	2	3,881	—
Residential mortgage loans(a) (b)	12,614	35	106	141	12,755	43
Consumer loans and leases:
Home equity	8,398	81	68	149	8,547	—
Automobile loans	11,840	59	10	69	11,909	8
Credit card	2,229	26	23	49	2,278	17
Other consumer loans and leases	495	1	—	1	496	—

Total portfolio loans and leases(a)	$91,923	255	347	602	92,525	70

(a)	Excludes $178 of residential mortgage loans measured at fair value.
(b)	Information for current residential mortgage loans includes loans whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2015, $90 of these loans were 30-89 days past due and $342 were 90 days or more past due. The Bancorp recognized $2 and $4 of losses during the three and six months ended June 30, 2015, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)	Includes accrual and nonaccrual loans and leases.

		Past Due
As of December 31, 2014 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial loans and leases:
Commercial and industrial loans	$40,651	29	85	114	40,765	—
Commercial mortgage owner-occupied loans	3,774	7	53	60	3,834	—
Commercial mortgage nonowner-occupied loans	3,537	11	17	28	3,565	—
Commercial construction loans	2,069	—	—	—	2,069	—
Commercial leases	3,717	3	—	3	3,720	—
Residential mortgage loans(a) (b)	12,109	38	134	172	12,281	56
Consumer loans and leases:
Home equity	8,710	100	76	176	8,886	—
Automobile loans	11,953	74	10	84	12,037	8
Credit card	2,335	34	32	66	2,401	23
Other consumer loans and leases	417	1	—	1	418	—

Total portfolio loans and leases(a)	$89,272	297	407	704	89,976	87

(a)	Excludes $108 of residential mortgage loans measured at fair value.
(b)	Information for current residential mortgage loans includes loans whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2014, $99 of these loans were 30-89 days past due and $373 were 90 days or more past due. The Bancorp recognized $2 and $7 of losses during the three and six months ended June 30, 2014, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)	Includes accrual and nonaccrual loans and leases.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Impaired Loans and Leases

Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp also performs an individual review on loans and leases that are restructured in a TDR. The Bancorp considers the current value of collateral, credit quality of any guarantees, the loan structure and other factors when evaluating whether an individual loan or lease is impaired. Other factors may include the geography and industry of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower, and the Bancorp’s evaluation of the borrower’s management. Smaller-balance homogenous loans or leases that are collectively evaluated for impairment are not included in the following tables.

The following tables summarize the Bancorp’s impaired loans and leases (by class) that were subject to individual review, which includes all loans and leases restructured in a TDR:

As of June 30, 2015 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL recorded:
Commercial loans and leases:
Commercial and industrial loans	$520	471		132
Commercial mortgage owner-occupied loans(b)	39	30		7
Commercial mortgage nonowner-occupied loans	68	56		4
Commercial construction loans	31	31		1
Commercial leases	7	7		2
Restructured residential mortgage loans	418	413		65
Restructured consumer loans and leases:
Home equity	239	238		36
Automobile loans	18	18		2
Credit card	67	67		15

Total impaired loans and leases with a related ALLL	$1,407	1,331		264

With no related ALLL recorded:
Commercial loans and leases:
Commercial and industrial loans	$308	237		—
Commercial mortgage owner-occupied loans	61	56		—
Commercial mortgage nonowner-occupied loans	156	151		—
Commercial construction loans	30	30		—
Commercial leases	2	2		—
Restructured residential mortgage loans	220	190		—
Restructured consumer loans and leases:
Home equity	127	123		—
Automobile loans	4	4		—

Total impaired loans and leases with no related ALLL	908	793		—

Total impaired loans and leases	$2,315	2,124	(a)	264

(a)	Includes $769, $576 and $394, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $175, $27 and $56, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.
(b)	Excludes five restructured loans at June 30, 2015 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $28, a recorded investment of $28, and an allowance of $16.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2014 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL recorded:
Commercial loans and leases:
Commercial and industrial loans	$598	486		149
Commercial mortgage owner-occupied loans(b)	54	46		14
Commercial mortgage nonowner-occupied loans	69	57		4
Commercial construction loans	18	15		—
Commercial leases	3	3		2
Restructured residential mortgage loans	388	383		65
Restructured consumer loans and leases:
Home equity	203	201		42
Automobile loans	19	19		3
Credit card	78	78		16

Total impaired loans and leases with a related ALLL	$1,430	1,288		295

With no related ALLL recorded:
Commercial loans and leases:
Commercial and industrial loans	$311	276		—
Commercial mortgage owner-occupied loans	72	68		—
Commercial mortgage nonowner-occupied loans	251	231		—
Commercial construction loans	48	48		—
Commercial leases	2	2		—
Restructured residential mortgage loans	155	135		—
Restructured consumer loans and leases:
Home equity	183	180		—
Automobile loans	5	5		—

Total impaired loans and leases with no related ALLL	1,027	945		—

Total impaired loans and leases	$2,457	2,233	(a)	295

(a)	Includes $869, $485 and $420, respectively, of commercial, residential mortgage and consumer TDRs on accrual status; $214, $33 and $63, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status.
(b)	Excludes five restructured loans at December 31, 2014 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $28, a recorded investment of $28, and an allowance of $10.

The following tables summarize the Bancorp’s average impaired loans and leases by class and interest income by class:

	For the three months ended June 30, 2015		For the six months ended June 30, 2015
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$731	6	741	12
Commercial mortgage owner-occupied loans(a)	98	—	103	1
Commercial mortgage nonowner-occupied loans	222	2	244	3
Commercial construction loans	61	—	62	1
Commercial leases	7	—	6	—
Restructured residential mortgage loans	579	6	563	11
Restructured consumer loans and leases:
Home equity	363	3	370	7
Automobile loans	22	—	23	—
Credit card	69	1	72	3

Total impaired loans and leases	$2,152	18	2,184	38

(a)	Excludes five restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $28 and an immaterial amount of interest income recognized for the three months and six months ended June 30, 2015.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the three months ended June 30, 2014		For the six months ended June 30, 2014
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$744	7	$788	12
Commercial mortgage owner-occupied loans(a)	146	1	154	2
Commercial mortgage nonowner-occupied loans	259	2	266	4
Commercial construction loans	100	1	107	1
Commercial leases	12	—	17	—
Restructured residential mortgage loans	1,295	14	1,304	27
Restructured consumer loans and leases:
Home equity	395	6	401	11
Automobile loans	24	—	24	—
Credit card	55	1	56	2

Total impaired loans and leases	$3,030	32	$3,117	59

(a)	Excludes five restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $28 and an immaterial amount of interest income recognized for the three and six months ended June 30, 2014.

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

($ in millions)	June 30, 2015	December 31, 2014
Commercial loans and leases:
Commercial and industrial loans	$178	228
Commercial mortgage owner-occupied loans(a)	64	78
Commercial mortgage nonowner-occupied loans	42	57
Commercial leases	3	4

Total commercial loans and leases	287	367

Residential mortgage loans	62	77
Consumer loans and leases:
Home equity	88	93
Automobile loans	2	1
Credit card	36	41

Total consumer loans and leases	126	135

Total nonperforming loans and leases(b) (c)	$475	579

OREO and other repossessed property(d)	$151	165

(a)	Excludes $21 of restructured nonaccrual loans at both June 30, 2015 and December 31, 2014 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(b)	Excludes $1 and $39 of nonaccrual loans held for sale at June 30, 2015 and December 31, 2014, respectively.
(c)	Includes $9 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at both June 30, 2015 and December 31, 2014 and $4 of restructured nonaccrual government insured commercial loans at both June 30, 2015 and December 31, 2014.
(d)	Excludes $28 and $71 of OREO related to government insured loans at June 30, 2015 and December 31, 2014, respectively. The Bancorp has historically excluded government guaranteed loans classified in OREO from its nonperforming asset disclosures. Upon the prospective adoption on January 1, 2015 of ASU 2014-14 “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure,” government guaranteed loans meeting certain criteria will be reclassified to other receivables rather than OREO upon foreclosure. At June 30, 2015, the Bancorp had $37 of government guaranteed loans classified as other receivables. Refer to Note 3 for further information on the adoption of this amended guidance.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $331 million as of June 30, 2015.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

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

As of June 30, 2015, the Bancorp had $65 million and $26 million in line of credit and letter of credit commitments, respectively, compared to $63 million and $26 million in line of credit and letter of credit commitments as of December 31, 2014, respectively, to lend additional funds to borrowers whose terms have been modified in a TDR.

The following tables provide a summary of loans (by class) modified in a TDR by the Bancorp during the three months ended:

June 30, 2015 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans and leases:
Commercial and industrial loans	27	$70	7	—
Commercial mortgage owner-occupied loans	6	7	(1)	—
Commercial mortgage nonowner-occupied loans	5	4	—	—
Residential mortgage loans	254	35	3	—
Consumer loans and leases:
Home equity	67	3	(1)	—
Automobile loans	128	2	—	—
Credit card	2,981	15	3	3

Total portfolio loans and leases	3,468	$136	11	3

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification.

June 30, 2014 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans and leases:
Commercial and industrial loans	44	$100	6	—
Commercial mortgage owner-occupied loans	4	39	—	—
Commercial mortgage nonowner-occupied loans	4	1	—	—
Residential mortgage loans	262	39	2	—
Consumer loans and leases:
Home equity	71	3	—	—
Automobile loans	143	2	—	—
Credit card	1,713	11	2	—

Total portfolio loans and leases	2,241	$195	10	—

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification.

The following tables provide a summary of loans modified in a TDR by the Bancorp during the six months ended:

June 30, 2015 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans and leases:
Commercial and industrial loans	48	$88	—	3
Commercial mortgage owner-occupied loans	13	15	(2)	—
Commercial mortgage nonowner-occupied loans	11	7	—	—
Residential mortgage loans	554	77	4	—
Consumer loans and leases:
Home equity	143	7	(1)	—
Automobile loans	259	4	—	—
Credit card	6,648	34	7	3

Total portfolio loans and leases	7,676	$232	8	6

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2014 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans and leases:
Commercial and industrial loans	66	$119	2	—
Commercial mortgage owner-occupied loans	20	51	(1)	—
Commercial mortgage nonowner-occupied loans	11	7	(1)	—
Residential mortgage loans	572	84	5	—
Consumer loans and leases:
Home equity	106	4	—	—
Automobile loans	259	4	—	—
Credit card	3,664	23	4	—

Total portfolio loans and leases	4,698	$292	9	—

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification.

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

The following tables provide a summary of subsequent defaults of TDRs that occurred during the three months ended June 30, 2015 and 2014 and within 12 months of the restructuring date:

June 30, 2015 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans and leases:
Commercial and industrial loans	4	$7
Residential mortgage loans	30	4
Consumer loans and leases:
Home equity	3	—
Automobile loans	4	—
Credit card	557	3

Total portfolio loans and leases	598	$14

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

June 30, 2014 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans and leases:
Commercial and industrial loans	3	$6
Residential mortgage loans	40	6
Consumer loans and leases:
Home equity	10	1
Automobile loans	2	—
Credit card	363	3

Total portfolio loans and leases	418	$16

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a summary of subsequent defaults that occurred during the six months ended June 30, 2015 and 2014 and within 12 months of the restructuring date:

June 30, 2015 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans and leases:
Commercial and industrial loans	4	$7
Residential mortgage loans	70	9
Consumer loans and leases:
Home equity	8	—
Automobile loans	8	—
Credit card	1,145	6

Total portfolio loans and leases	1,235	$22

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

June 30, 2014 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans and leases:
Commercial and industrial loans	9	$20
Commercial mortgage owner-occupied loans	2	3
Residential mortgage loans	81	12
Consumer loans and leases:
Home equity	20	1
Automobile loans	4	—
Credit card	870	6

Total portfolio loans and leases	986	$42

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

7. Bank Premises and Equipment

The following table provides a summary of bank premises and equipment as of:

($ in millions)	June 30, 2015	December 31, 2014
Land and improvements(a)	$715	793
Buildings	1,750	1,807
Equipment	1,676	1,682
Leasehold improvements	410	416
Construction in progress	61	98
Land and improvements held for sale	61	23
Buildings held for sale	17	3
Equipment held for sale	3	—
Leasehold improvements held for sale	3	—
Accumulated depreciation and amortization	(2,398)	(2,357)

Total	$2,298	2,465

(a)	At June 30, 2015 and December 31, 2014, land and improvements included $106 million and $165 million, respectively, associated with parcels of undeveloped land intended for future branch expansion.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service branches at certain of its existing banking center locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. On June 16, 2015, the Bancorp’s Board of Directors authorized management to pursue a plan to further develop its distribution strategy, including a plan to consolidate and/or sell 105 operating branch locations and to sell an additional 31 parcels of undeveloped land that had been acquired by the Bancorp for future branch expansion (the “Branch Consolidation and Sales Plan”).

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $98 million and $102 million for the three and six months ended June 30, 2015, respectively, and $18 million for both the three and six months ended June 30, 2014. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the assets and liabilities classified as held for sale as a result of the Branch Consolidation and Sales Plan as of:

($ in millions)	June 30, 2015(d)
Assets:
Loans held for sale:
Commercial and industrial loans	$12
Commercial mortgage loans	14
Residential mortgage loans	231
Home equity	44
Automobile loans	5
Other consumer loans and leases	55

Total loans held for sale(a)	361

Land and improvements held for sale (included in the previous table)(b)	27
Buildings held for sale (included in the previous table)(b)	15
Equipment held for sale (included in the previous table)(b)	3
Leasehold improvements held for sale (included in the previous table)(b)	3

Total assets held for sale	$409

Liabilities:
Deposits held for sale:
Interest-bearing deposits	$112
Noninterest-bearing deposits	449

Total deposits held for sale(c)	561

Total liabilities held for sale	$561

(a)	Included in loans held for sale in the Condensed Consolidated Balance Sheets.
(b)	Included in bank premises and equipment in the Condensed Consolidated Balance Sheets.
(c)	Included in interest-bearing deposits and noninterest-bearing deposits in the Condensed Consolidated Balance Sheets.
(d)	Included in the Branch Banking business segment.

8. Operating Lease Equipment

As part of a periodic review of long-lived assets for impairment associated with operating lease assets, during the first quarter of 2015, the Bancorp identified an impairment regarding certain medium and large cabin corporate aircraft subject to leases expiring in 2017 and later. After applying the appropriate tests under current accounting guidance, it was determined that such recoverability was in doubt and the assets had, in fact, been impaired. The impact of the impairment was $30 million which was recognized as a reduction to corporate banking revenue in the Condensed Consolidated Statements of Income during the first quarter of 2015 as such diminution in value of the assets was associated with both the first quarter of 2015 and prior periods. The Bancorp assessed the materiality of this impairment and concluded it was immaterial to interim amounts during the first quarter of 2015 and previously reported annual and interim amounts. During the second quarter of 2015, the Bancorp recorded $4 million of impairment associated with operating lease assets. The impact of the impairment was recognized as a reduction to corporate banking revenue in the Condensed Consolidated Statements of Income during the second quarter of 2015.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

9. Intangible Assets

Intangible assets consist of core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. Intangible assets have an estimated remaining weighted-average life at June 30, 2015 of 4.4 years.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 30, 2015
Core deposit intangibles	$34	(25)	9
Other	33	(29)	4

Total intangible assets	$67	(54)	13

As of December 31, 2014
Core deposit intangibles	$122	(112)	10
Other	45	(40)	5

Total intangible assets	$167	(152)	15

As of June 30, 2015, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $1 million for both the three months ended June 30, 2015 and 2014 and $2 million for both the six months ended June 30, 2015 and 2014.

The Bancorp's projections of amortization expense shown below are based on existing asset balances as of June 30, 2015. Future amortization expense may vary from these projections. Estimated amortization expense for the remainder of June 30, 2015 through 2019 is as follows:

($ in millions)	Total
Remainder of 2015	$1
2016	2
2017	2
2018	2
2019	1

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Condensed Consolidated Balance Sheets as of:

June 30, 2015 ($ in millions)	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$155	1	156
Commercial mortgage loans	—	48	48
Automobile loans	2,499	—	2,499
ALLL	(11)	(18)	(29)
Other assets	21	2	23

Total assets	$2,664	33	2,697

Liabilities:
Other liabilities	$4	—	4
Long-term debt	2,542	—	2,542

Total liabilities	$2,546	—	2,546

Noncontrolling interests	$—	33	33

December 31, 2014 ($ in millions)	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$178	1	179
Commercial mortgage loans	—	47	47
Automobile loans	3,331	—	3,331
ALLL	(11)	(11)	(22)
Other assets	23	2	25

Total assets	$3,521	39	3,560

Liabilities
Other liabilities	$5	—	5
Long-term debt	3,434	—	3,434

Total liabilities	$3,439	—	3,439

Noncontrolling interests	$—	39	39

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

CDC Investments

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas, and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor members’ investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at June 30, 2015 and December 31, 2014 was $26 million and $24 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

June 30, 2015 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,432	369	1,432
Private equity investments	209	—	275
Loans provided to VIEs	2,126	—	3,311
Automobile loan securitization	1	—	1

	Total	Total	Maximum
December 31, 2014 ($ in millions)	Assets	Liabilities	Exposure
CDC investments	$1,432	364	1,432
Private equity investments	189	—	267
Loans provided to VIEs	1,900	—	2,759
Automobile loan securitization	2	—	2

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of both June 30, 2015 and December 31, 2014, the Bancorp’s CDC investments included $1.3 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $359 million and $357 million as of June 30, 2015 and December 31, 2014, respectively, which are expected to be funded from 2015 to 2031.

The Bancorp has accounted for all of its investments in qualified affordable housing tax credits using the equity method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income relating to investments in qualified affordable housing investments:

	Affected Line Item in the Condensed	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	Consolidated Statements of Income	2015	2014	2015	2014
Pre-tax investment losses	Other noninterest expense	$33	29	67	58
Impairment losses(a)	Other noninterest expense	33	29	67	59
Tax credits and other benefits	Applicable income tax expense	52	47	104	93

(a)	The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during the three and six months ended June 30, 2015 and 2014.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, as of June 30, 2015 and December 31, 2014, the unfunded commitment amounts to the funds were $66 million and $78 million, respectively. The Bancorp made capital contributions of $12 million and $5 million, respectively, to private equity funds during the three months ended June 30, 2015 and 2014. The Bancorp made capital contributions of $22 million and $12 million, respectively, to private equity funds during the six months ended June 30, 2015 and 2014.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs, included in commercial loans in Note 5, are included in the previous tables for all periods presented. As of June 30, 2015 and December 31, 2014, the Bancorp’s unfunded commitments to these entities were $1.2 billion and $859 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

11. Sales of Receivables and Servicing Rights

Residential Mortgage TDR Loan Sale

In March of 2015, the Bancorp recognized a $37 million gain, included in other noninterest income in the Condensed Consolidated Statements of Income, on the sale of certain HFS residential mortgage loans with a carrying value of $568 million that were previously modified in a TDR. As part of this sale, the Bancorp provided certain standard representations and warranties. Additionally, the Bancorp did not obtain servicing responsibilities on the sales of these loans and the investors have no credit recourse to the Bancorp’s other assets for failure of debtors to pay when due.

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during the three and six months ended June 30, 2015 and 2014. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015		2014
Residential mortgage loan sales(a)	$1,377	1,523	2,378	(b)	3,195
Origination fees and gains on loan sales	43	42	87		84
Gross mortgage servicing fees	56	62	115		125

(a)	Represents the unpaid principal balance at the time of the sale.
(b)	Excludes $568 of HFS residential mortgage loans previously modified in a TDR that were sold during the first quarter of 2015.

Servicing Rights

The following table presents changes in the servicing rights related to residential mortgage and automobile loans for the six months ended June 30:

($ in millions)	2015	2014
Carrying amount before valuation allowance as of the beginning of the period	$1,392	1,440
Servicing rights that result from the transfer of residential mortgage loans	31	44
Amortization	(74)	(56)

Carrying amount before valuation allowance	1,349	1,428

Valuation allowance for servicing rights:
Beginning balance	(534)	(469)
Recovery of (provision for) MSR impairment	39	(28)

Ending balance	(495)	(497)

Carrying amount as of the end of the period	$854	931

Amortization expense recognized on servicing rights for the three months ended June 30, 2015 and 2014 was $40 million and $33 million, respectively. For the six months ended June 30, 2015 and 2014, amortization expense was $74 million and $56 million, respectively. The Bancorp’s projections of amortization expense shown below are based on existing asset balances and static key economic assumptions as of June 30, 2015. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2015 through 2019 is as follows:

($ in millions)	Total
Remainder of 2015	$83
2016	150
2017	132
2018	117
2019	103

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table displays the beginning and ending fair value of the servicing rights for the six months ended June 30:

($ in millions)	2015	2014
Fixed-rate residential mortgage loans:
Beginning balance	$823	929
Ending balance	826	893
Adjustable rate residential mortgage loans:
Beginning balance	33	38
Ending balance	27	35
Fixed-rate automobile loans:
Beginning balance	2	4
Ending balance	1	3

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	(30)	38	35	61
Recovery of (Provision for) MSR impairment	87	(32)	39	(28)

As of June 30, 2015 and 2014, the key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended were as follows:

		June 30, 2015				June 30, 2014
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing rights	Fixed	7.1	10.7%	566	N/A	6.3	11.8%	10.0%	N/A
Servicing rights	Adjustable	3.1	28.4	929	N/A	3.7	22.3	11.8	N/A

During the first quarter of 2015, the Bancorp adopted an OAS valuation approach for valuing its MSRs. This approach projects servicing cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates.

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At June 30, 2015 and December 31, 2014, the Bancorp serviced $61.7 billion and $65.4 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At June 30, 2015, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed Assumption				Residual Servicing Cash Flows
		Fair	Weighted- Average Life		Impact of Adverse Change on Fair Value			OAS	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value	(in years)	Rate	10%	20%	50%	Spread (bps)	10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$826	7.5	7.6%	$(27)	(52)	(119)	930	$(28)	(54)
Servicing rights	Adjustable	27	2.5	32.7	(2)	(4)	(7)	651	—	(1)

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of June 30, 2015 and December 31, 2014, the balance of collateral held by the Bancorp for derivative assets was $752 million and $830 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of June 30, 2015 and December 31, 2014 was $10 million and $16 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of June 30, 2015 and December 31, 2014, the balance of collateral posted by the Bancorp for derivative liabilities was $508 million and $574 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of June 30, 2015, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
June 30, 2015 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$1,705	350	—

Total fair value hedges		350	—

Cash flow hedges:
Interest rate swaps related to C&I loans	5,475	49	—

Total cash flow hedges		49	—

Total derivatives designated as qualifying hedging instruments		399	—

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	7,142	197	8
Forward contracts related to held for sale mortgage loans	1,096	7	1
Stock warrant associated with Vantiv Holding, LLC	778	500	—
Swap associated with the sale of Visa, Inc. Class B shares	1,119	—	55

Total free-standing derivatives - risk management and other business purposes		704	64

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	29,100	265	272
Interest rate lock commitments	792	14	1
Commodity contracts	3,588	234	223
Foreign exchange contracts	22,292	495	441

Total free-standing derivatives - customer accommodation		1,008	937

Total derivatives not designated as qualifying hedging instruments		1,712	1,001

Total		$2,111	1,001

		Fair Value
December 31, 2014 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$2,205	399	—

Total fair value hedges		399	—

Cash flow hedges:
Interest rate swaps related to C&I loans	3,150	36	—

Total cash flow hedges		36	—

Total derivatives designated as qualifying hedging instruments		435	—

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	4,487	181	—
Forward contracts related to held for sale mortgage loans	999	—	6
Stock warrant associated with Vantiv Holding, LLC	691	415	—
Swap associated with the sale of Visa, Inc. Class B shares	1,092	—	49

Total free-standing derivatives - risk management and other business purposes		596	55

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	29,558	272	278
Interest rate lock commitments	613	12	—
Commodity contracts	3,558	348	338
Foreign exchange contracts	16,745	417	372

Total free-standing derivatives - customer accommodation		1,049	988

Total derivatives not designated as qualifying hedging instruments		1,645	1,043

Total		$2,080	1,043

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of June 30, 2015, the assessment of hedge effectiveness for all interest rate swaps was performed using regression analysis and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	Income Caption	2015	2014	2015	2014
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(90)	29	(49)	64
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	90	(30)	48	(67)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure for which the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of June 30, 2015, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within AOCI and are reclassified from AOCI to current period earnings when the forecasted transaction affects earnings. As of June 30, 2015, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 54 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of June 30, 2015 and December 31, 2014, $29 million and $23 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of June 30, 2015, approximately $40 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2015.

During the three and six months ended June 30, 2015 and 2014, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pretax net gains (losses) recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Amount of pretax net gains (losses) recognized in OCI	$(8)	19	44	34
Amount of pretax net gains reclassified from OCI into net income	19	11	35	21

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	Income Caption	2015	2014	2015	2014
Interest rate contracts:
Forward contracts related to mortgage loans held for sale	Mortgage banking net revenue	$11	(11)	12	(23)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	(30)	38	35	61
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	(1)	(5)	13	(1)
Equity contracts:
Stock warrant associated with Vantiv Holding, LLC	Other noninterest income	14	63	85	28
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(2)	(16)	(19)	(15)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of June 30, 2015 and December 31, 2014, the total notional amount of the risk participation agreements was $1.7 billion and $1.1 billion, respectively, and the fair value was a liability of $2 million at both June 30, 2015 and December 31, 2014 which is included in interest rate contracts for customers. As of June 30, 2015, the risk participation agreements had an average remaining life of 4.0 years.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2015	December 31, 2014
Pass	$1,696	1,052
Special mention	—	59
Substandard	8	2

Total	$1,704	1,113

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2015	2014	2015	2014
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$4	5	11	9
Interest rate contracts for customers (credit losses)	Other noninterest expense	(1)	(1)	(1)	(1)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	—	—	1
Interest rate lock commitments	Mortgage banking net revenue	17	38	52	74
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	2	2	3	3
Commodity contracts for customers (credit losses)	Other noninterest expense	—	—	(2)	—
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	—	6	—
Foreign exchange contracts:
Foreign exchange contracts - customers (contract revenue)	Corporate banking revenue	18	17	39	32
Foreign exchange contracts - customers (credit portion of fair value adjustment)	Other noninterest expense	1	—	—	2

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

Collateral amounts included in the tables below consist primarily of cash and highly-rated government-backed securities.

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
As of June 30, 2015 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,597	(465)	(644)	488

Total assets	1,597	(465)	(644)	488

Liabilities
Derivatives	1,000	(465)	(269)	266

Total liabilities	$1,000	(465)	(269)	266

(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)	Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
As of December 31, 2014 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,653	(440)	(684)	529

Total assets	1,653	(440)	(684)	529

Liabilities
Derivatives	1,043	(440)	(293)	310

Total liabilities	$1,043	(440)	(293)	310

(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)	Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

13. Other Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. Other short-term borrowings include FHLB advances, securities sold under repurchase agreements, derivative collateral and other borrowings with original maturities of one year or less.

The following table presents a summary of the Bancorp's other short-term borrowings as of:

($ in millions)	June 30, 2015	December 31, 2014
FHLB advances	$2,850	—
Securities sold under repurchase agreements	765	995
Derivative collateral	521	561

Total other short-term borrowings	$4,136	1,556

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale and other securities in the Condensed Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value.

The following table summarizes the Bancorp's securities sold under repurchase agreements by the type of collateral securing the borrowing and remaining contractual maturity as of:

($ in millions)	June 30, 2015		December 31, 2014
	Amount	Remaining Contractual Maturity	Amount	Remaining Contractual Maturity
Collateral type:
Agency residential mortgage-backed securities	$682	Overnight	896	Overnight
U.S. Treasury and federal agencies securities	83	Overnight	99	Overnight

Total securities sold under repurchase agreements	$765		995

14. Capital Actions

Accelerated Share Repurchase Transactions

During the six months ended June 30, 2015, the Bancorp entered into or settled a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp's stock.

The following table presents a summary of the Bancorp's accelerated share repurchase transactions that were entered into or settled during the six months ended June 30, 2015:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
October 23, 2014	$180	8,337,875	794,245	9,132,120	January 8, 2015
January 27, 2015	180	8,542,713	1,103,744	9,646,457	April 28, 2015
April 30, 2015	155	6,704,835	842,655	7,547,490	July 31, 2015

For further information on a subsequent event related to capital actions, refer to Note 22.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	June 30, 2015	December 31, 2014
Commitments to extend credit	$65,455	63,827
Letters of credit	3,542	3,974
Forward contracts related to held for sale mortgage loans	1,096	999
Noncancelable operating lease obligations	655	697
Purchase obligations	75	77
Capital commitments for private equity investments	66	78
Capital expenditures	38	37
Capital lease obligations	27	28

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2015 and December 31, 2014, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $132 million and $135 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2015	December 31, 2014
Pass	$64,412	62,787
Special mention	503	660
Substandard	539	380
Doubtful	1	—

Total commitments to extend credit	$65,455	63,827

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of June 30, 2015:

($ in millions)
Less than 1 year(a)	$1,960
1 - 5 years(a)	1,532
Over 5 years	50

Total letters of credit	$3,542

(a)	Includes $47 and $21 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 98% and 97% of total letters of credit at June 30, 2015 and December 31, 2014, respectively, and are considered guarantees in accordance with U.S. GAAP. Approximately 61% and 60% of the total standby letters of credit were collateralized as of June 30, 2015 and December 31, 2014, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $2 million at June 30, 2015 and $1 million at December 31, 2014. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2015	December 31, 2014
Pass	$3,099	3,483
Special mention	114	147
Substandard	282	299
Doubtful	47	45

Total letters of credit	$3,542	3,974

At June 30, 2015 and December 31, 2014, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of June 30, 2015 and December 31, 2014, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $1.5 billion and $1.7 billion, respectively, of which FTS acted as the remarketing agent to issuers on $1.2 billion and $1.4 billion, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, to $1.0 billion and $1.2 billion of the VRDNs remarketed by FTS, in addition to $233 million and $247 million in VRDNs remarketed by third parties at June 30, 2015 and December 31, 2014, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table.

Forward contracts related to held for sale mortgage loans

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $28 million at June 30, 2015 and $29 million at December 31, 2014. As of June 30, 2015 and December 31, 2014, the Bancorp maintained a reserve of $2 million related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. During 2009, the Bancorp suspended the practice of providing reinsurance of PMI for newly originated mortgage loans.

Legal claims

There are legal claims pending against the Bancorp and its subsidiaries that have arisen in the normal course of business. Refer to Note 16 for additional information regarding these proceedings.

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

As of June 30, 2015 and December 31, 2014, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $32 million and $35 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available to it in estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of June 30, 2015, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $32 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions previously discussed to reflect management's judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possibly losses, depending on the outcome of various factors, including those previously discussed.

For the three months ended June 30, 2015 and 2014, the Bancorp paid $1 million and $2 million, respectively, in the form of make whole payments and repurchased $7 million and $17 million, respectively, in outstanding principal of loans to satisfy investor demands. For the six months ended June 30, 2015 and 2014, the Bancorp paid $2 million and $9 million, respectively, in the form of make whole payments and repurchased $16 million and $40 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended June 30, 2015 and 2014 were $11 million and $25 million, respectively. Total repurchase demand requests during the six months ended June 30, 2015 and 2014 were $20 million and $59 million, respectively. Total outstanding repurchase demand inventory was $6 million at June 30, 2015 compared to $7 million at December 31, 2014.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Balance, beginning of period	$36	38	35	44
Net additions to the reserve	—	1	2	4
Losses charged against the reserve	(4)	(3)	(5)	(12)

Balance, end of period	$32	36	32	36

The following tables provide a rollforward of unresolved claims by claimant type for the six months ended June 30:

	GSE		Private Label
2015 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	37	$6	1	$1
New demands	240	20	11	—
Loan paydowns/payoffs	(12)	—	—	—
Resolved demands	(225)	(20)	(9)	(1)

Balance, end of period	40	$6	3	$—

	GSE		Private Label
2014 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	264	$41	33	$5
New demands	464	59	10	—
Loan paydowns/payoffs	(24)	(2)	(2)	(1)
Resolved demands	(656)	(90)	(34)	(3)

Balance, end of period	48	$8	7	$1

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $483 million and $548 million at June 30, 2015 and December 31, 2014, respectively, and the delinquency rates were 3.1% at June 30, 2015 and 4.0% at December 31, 2014. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $10 million and $11 million at June 30, 2015 and December 31, 2014, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $14 million and $13 million at June 30, 2015 and December 31, 2014, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at June 30, 2015 and December 31, 2014.

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

In 2009, the Bancorp completed the sale of Visa, Inc. Class B Shares and entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which the Covered Litigation is settled. Refer to Note 20 for additional information on the valuation of the swap. The counterparty to the swap as a result of its ownership of the Class B Shares will be impacted by dilutive adjustments to the conversion rate of the Class B Shares into Class A Shares caused by any Covered Litigation losses in excess of the litigation escrow account. If actual judgments in, or settlements of, the Covered Litigation significantly exceed current expectations, then additional funding by Visa of the litigation escrow account and the resulting dilution of the Class B Shares could result in a scenario where the Bancorp’s ultimate exposure associated with the Covered Litigation (the “Visa Litigation Exposure”) exceeds the value of the Class B Shares owned by the swap counterparty (the “Class B Value”). In the event the Bancorp concludes that it is probable that the Visa Litigation Exposure exceeds the Class B Value, the Bancorp would record a litigation reserve liability and a corresponding amount of other noninterest expense for the amount of the excess. Any such litigation reserve liability would be separate and distinct from the fair value derivative liability associated with the total return swap.

As of the date of the Bancorp’s sale of Visa Class B Shares and through June 30, 2015, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $55 million at June 30, 2015 and $49 million at December 31, 2014. Refer to Notes 12 and 16 for further information.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

After the Bancorp’s sale of Visa Class B Shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:

($ in millions)
Period	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	$20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

16. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 15 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. The court entered a Class Settlement Preliminary Approval Order in November 2012. Pursuant to the terms of the settlement agreement, the Bancorp paid $46 million into a class settlement escrow account. Previously, the Bancorp paid an additional $4 million in another settlement escrow in connection with the settlement of claims from plaintiffs not included in the class action. Approximately 8,000 merchants have requested exclusion from the class settlement. Pursuant to the terms of the settlement agreement, 25% of the funds paid into the class settlement escrow account have been returned to the control of the defendants through Class Exclusion Takedown Payments. More than 460 of the merchants who requested exclusion from the class have filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These “opt-out” federal lawsuits have been transferred to the United States District Court for the Eastern District of New York. The Bancorp was not named as a defendant in any of the opt-out federal lawsuits, but may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. In addition, one merchant filed a separate state court lawsuit against Visa, MasterCard and certain other defendants, including the Bancorp, alleging similar antitrust violations. The state court lawsuit has been settled. On January 14, 2014, the court entered a final order approving the class settlement. A number of merchants have filed appeals from that approval. The appellate court has scheduled a hearing on those appeals in late September 2015. On July 18, 2014, the court in which all but one of the opt-out federal lawsuits have been consolidated denied defendants’ motion to dismiss the complaints. Approximately one third of the opt-out federal lawsuits have been resolved as of June 30, 2015. Refer to Note 15 for more information on the Visa Litigation.

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

In November 2014, a shareholder of the Bancorp filed a shareholder derivative suit in the Court of Common Pleas for Hamilton County, Ohio, against current and former members of the Bancorp’s Board of Directors, the Bancorp’s former Chief Financial Officer and current Executive Vice President, Daniel T. Poston, the Bancorp’s Chief Executive Officer, Kevin T. Kabat, and, nominally, the Bancorp. The suit alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Bancorp’s alleged violations of federal and state securities laws, among other charges, in relation to its administrative settlement with the United States Securities and Exchange Commission announced on December 4, 2013 to resolve the previously reported investigation of the Bancorp’s historical accounting and reporting with respect to certain commercial loans that were sold or reclassified as held for sale by the Bancorp in the fourth quarter of 2008. The suit seeks, among other things, unspecified monetary damages, disgorgement of profits, certain corporate governance and personnel actions and compliance and disclosure changes. On January 16, 2015, a motion to dismiss the complaint was filed on behalf of all defendants, which the plaintiff opposed. On May 18, 2015, the court dismissed the complaint with prejudice and no appeal was filed. This matter has been concluded.

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

The Bancorp and/or its affiliates are involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory bodies regarding their respective businesses. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement authorities such as the Department of Justice or a United States Attorney. Among other matters, the Bancorp has been cooperating with the Department of Justice, the Department of Housing and Urban Development and the Federal Housing Finance Authority in civil investigations regarding compliance with requirements relating to certain Federal Housing Agency-insured loans and certain loans sold to government sponsored entities originated by affiliates of the Bancorp. The investigations could lead to liability under the Federal False Claims Act and the Federal Financial Institutions Reform, Recovery and Enforcement Act of 1989, which allow up to treble and other special damages substantially in excess of actual losses. Additionally, the Bancorp is also cooperating with an investigation by the Department of Justice to determine whether the Bank engaged in any discriminatory practices in connection with the Bank's indirect automobile loan portfolio. Any claim resulting from this investigation could include direct and indirect damages and civil money penalties.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp is party to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings including the matters discussed above in an aggregate amount up to approximately $60 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

17. Income Taxes

The Bancorp’s provision for income taxes was $108 million and $167 million for the three months ended June 30, 2015 and 2014, respectively, and was $232 million and $287 million for the six months ended June 30, 2015 and 2014, respectively. The effective tax rates for the three months ended June 30, 2015 and 2014 were 26.1% and 27.6%, respectively, and were 25.8% and 27.5% for the six months ended June 30, 2015 and 2014, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2015 compared to the same periods in the prior year included the benefit from an increase in the amount of 2015 forecasted income tax credits.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

18. Accumulated Other Comprehensive Income

The tables below present the activity of the components of OCI and AOCI for the three months ended June 30, 2015 and 2014:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
June 30, 2015
Unrealized holding losses on available-for-sale securities arising during period	$(436)	151	(285)
Reclassification adjustment for net losses on available-for-sale securities included in net income	6	(2)	4

Net unrealized gains on available-for-sale securities	(430)	149	(281)	608	(281)	327
Unrealized holding losses on cash flow hedge derivatives arising during period	(8)	3	(5)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(19)	6	(13)

Net unrealized gains on cash flow hedge derivatives	(27)	9	(18)	47	(18)	29
Reclassification of amounts to net periodic benefit costs	3	(1)	2

Defined benefit pension plans, net	3	(1)	2	(67)	2	(65)

Total	$(454)	157	(297)	588	(297)	291

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
June 30, 2014
Unrealized holding gains on available-for-sale securities arising during period	$288	(100)	188
Reclassification adjustment for net gains on available-for-sale securities included in net income	(14)	5	(9)

Net unrealized gains on available-for-sale securities	274	(95)	179	231	179	410
Unrealized holding gains on cash flow hedge derivatives arising during period	19	(7)	12
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(11)	5	(6)

Net unrealized gains on cash flow hedge derivatives	8	(2)	6	16	6	22
Reclassification of amounts to net periodic benefit costs	1	—	1

Defined benefit pension plans, net	1	—	1	(51)	1	(50)

Total	$283	(97)	186	196	186	382

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The tables below present the activity of the components of OCI and AOCI for the six months ended June 30, 2015 and 2014:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
June 30, 2015
Unrealized holding losses on available-for-sale securities arising during period	$(221)	77	(144)
Reclassification adjustment for net gains on available-for-sale securities included in net income	(6)	2	(4)

Net unrealized gains on available-for-sale securities	(227)	79	(148)	475	(148)	327
Unrealized holding gains on cash flow hedge derivatives arising during period	44	(15)	29
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(35)	12	(23)

Net unrealized gains on cash flow hedge derivatives	9	(3)	6	23	6	29
Reclassification of amounts to net periodic benefit costs	6	(2)	4

Defined benefit pension plans, net	6	(2)	4	(69)	4	(65)

Total	$(212)	74	(138)	429	(138)	291

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
June 30, 2014
Unrealized holding gains on available-for-sale securities arising during period	$461	(160)	301
Reclassification adjustment for net gains on available-for-sale securities included in net income	(19)	7	(12)

Net unrealized gains on available-for-sale securities	442	(153)	289	121	289	410
Unrealized holding gains on cash flow hedge derivatives arising during period	34	(12)	22
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(21)	8	(13)

Net unrealized gains on cash flow hedge derivatives	13	(4)	9	13	9	22
Reclassification of amounts to net periodic benefit costs	3	(1)	2

Defined benefit pension plans, net	3	(1)	2	(52)	2	(50)

Total	$458	(158)	300	82	300	382

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of AOCI:

Components of AOCI: ($ in millions)	Affected Line Item in the Condensed Consolidated Statements of Income	For the three months ended June 30,		For the six months ended June 30,
		2015	2014	2015	2014
Net unrealized gains on available-for-sale securities:(b)
Net gains (losses) included in net income	Securities gains, net	$(6)	14	6	19

	Income before income taxes	(6)	14	6	19
	Applicable income tax expense	2	(5)	(2)	(7)

	Net income	(4)	9	4	12

Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	19	11	35	21

	Income before income taxes	19	11	35	21
	Applicable income tax expense	(6)	(5)	(12)	(8)

	Net income	13	6	23	13

Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)	(3)	(1)	(6)	(3)

	Income before income taxes	(3)	(1)	(6)	(3)
	Applicable income tax expense	1	—	2	1

	Net income	(2)	(1)	(4)	(2)

Total reclassifications for the period	Net income	$7	14	23	23

(a)	This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014 for information on the computation of net periodic benefit cost.
(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

19. Earnings Per Share

The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2015			2014
For the three months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$315			439
Dividends on preferred stock	23			23

Net income available to common shareholders	292			416
Less: Income allocated to participating securities	3			4

Net income allocated to common shareholders	$289	804	0.36	412	838	0.49

Earnings per diluted share:
Net income available to common shareholders	$292			416
Effect of dilutive securities:
Stock-based awards	—	9		—	10

Net income available to common shareholders	292			416
plus assumed conversions
Less: Income allocated to participating securities	3			4

Net income allocated to common shareholders plus assumed conversions	$289	813	0.36	412	848	0.49

	2015			2014
For the six months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$676			756
Dividends on preferred stock	38			32

Net income available to common shareholders	638			724
Less: Income allocated to participating securities	6			6

Net income allocated to common shareholders	$632	807	0.78	718	842	0.85

Earnings per diluted share:
Net income available to common shareholders	$638			724
Effect of dilutive securities:
Stock-based awards	—	9		—	11

Net income available to common shareholders	638			724
plus assumed conversions
Less: Income allocated to participating securities	6			6

Net income allocated to common shareholders plus assumed conversions	$632	816	0.77	718	853	0.84

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three and six months ended June 30, 2015 excludes 16 million and 17 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive. The diluted earnings per share computation for the three and six months ended June 30, 2014 excludes 13 million and 12 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

The diluted earnings per share computation for the three and six months ended June 30, 2015 excludes the impact of the forward contract related to the April 30, 2015 accelerated share repurchase transaction. Based upon the average daily volume weighted average price of the Bancorp’s common stock during the second quarter of 2015, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of June 30, 2015, and thus the impact of the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

The diluted earnings per share computation for the three and six months ended June 30, 2014 excludes the impact of the forward contract related to the May 1, 2014 accelerated share repurchase transaction. Based upon the average daily volume weighted average price of the Bancorp’s common stock during the second quarter of 2014, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of June 30, 2014, and thus the impact of the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using
June 30, 2015 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$25	1,590	—	1,615
Obligations of states and political subdivisions securities	—	177	—	177
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	15,954	—	15,954
Agency commercial mortgage-backed securities	—	5,751	—	5,751
Non-agency commercial mortgage-backed securities	—	2,414	—	2,414
Asset-backed securities and other debt securities	—	1,374	—	1,374
Equity securities(a)	81	20	—	101

Available-for-sale and other securities(a)	106	27,280	—	27,386
Trading securities:
U.S. Treasury and federal agencies securities	—	9	—	9
Obligations of states and political subdivisions securities	—	17	—	17
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	4	—	4
Asset-backed securities and other debt securities	—	13	—	13
Equity securities	327	—	—	327

Trading securities	327	43	—	370
Residential mortgage loans held for sale	—	628	—	628
Residential mortgage loans(b)	—	—	178	178
Derivative assets:
Interest rate contracts	7	861	14	882
Foreign exchange contracts	—	495	—	495
Equity contracts	—	—	500	500
Commodity contracts	32	202	—	234

Derivative assets	39	1,558	514	2,111

Total assets	$472	29,509	692	30,673

Liabilities:
Derivative liabilities:
Interest rate contracts	$1	277	4	282
Foreign exchange contracts	—	441	—	441
Equity contracts	—	—	55	55
Commodity contracts	20	203	—	223

Derivative liabilities	21	921	59	1,001
Short positions	19	4	—	23

Total liabilities	$40	925	59	1,024

(a)	Excludes FHLB and FRB restricted stock totaling $248 and $353, respectively, at June 30, 2015.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the three and six months ended June 30, 2015, no assets or liabilities were transferred between Level 1 and Level 2

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
December 31, 2014 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$25	1,607	—	1,632
Obligations of states and political subdivisions securities	—	192	—	192
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	12,404	—	12,404
Agency commercial mortgage-backed securities	—	4,565	—	4,565
Non-agency commercial mortgage-backed securities	—	1,550	—	1,550
Asset-backed securities and other debt securities	—	1,362	—	1,362
Equity securities(a)	84	19	—	103

Available-for-sale and other securities(a)	109	21,699	—	21,808
Trading securities:
U.S. Treasury and federal agencies securities	—	14	—	14
Obligations of states and political subdivisions securities	—	8	—	8
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	9	—	9
Asset-backed securities and other debt securities	—	13	—	13
Equity securities	316	—	—	316

Trading securities	316	44	—	360
Residential mortgage loans held for sale	—	561	—	561
Residential mortgage loans(b)	—	—	108	108
Derivative assets:
Interest rate contracts	—	888	12	900
Foreign exchange contracts	—	417	—	417
Equity contracts	—	—	415	415
Commodity contracts	68	280	—	348

Derivative assets	68	1,585	427	2,080

Total assets	$493	23,889	535	24,917

Liabilities:
Derivative liabilities:
Interest rate contracts	$6	276	2	284
Foreign exchange contracts	—	372	—	372
Equity contracts	—	—	49	49
Commodity contracts	58	280	—	338

Derivative liabilities	64	928	51	1,043
Short positions	16	5	—	21

Total liabilities	$80	933	51	1,064

(a)	Excludes FHLB and FRB restricted stock totaling $248 and $352, respectively, at December 31, 2014.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2014, no assets or liabilities were transferred between Level 1 and Level 2.

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

For residential mortgage loans for which the fair value election has been made, and that are reclassified from held for sale to held for investment, the fair value estimation is based on mortgage-backed securities prices, interest rate risk and an internally developed credit component. Therefore, these loans are classified within Level 3 of the valuation hierarchy. An adverse change in the loss rate or severity assumption would result in a decrease in fair value of the related loan. The Secondary Marketing department, which reports to the Bancorp’s Chief Operating Officer, in conjunction with the Consumer Credit Risk department, which reports to the Bancorp’s Chief Risk Officer, are responsible for determining the valuation methodology for residential mortgage loans held for investment. The Secondary Marketing department reviews loss severity assumptions quarterly to determine if adjustments are necessary based on decreases in observable housing market data. This group also reviews trades in comparable benchmark securities and adjusts the values of loans as necessary. Consumer Credit Risk is responsible for the credit component of the fair value which is based on internally developed loss rate models that take into account historical loss rates and loss severities based on underlying collateral values.

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At June 30, 2015 and December 31, 2014, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a warrant associated with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

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

The net fair value asset of the IRLCs at June 30, 2015 was $13 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $8 million and $15 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $8 million and $17 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $1 million and $3 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $1 million and $3 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2015 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$—	126	17	425	568
Total gains (losses) (realized/unrealized):
Included in earnings	—	(1)	17	13	29
Sales	—	—	(1)	—	(1)
Settlements	—	(8)	(23)	7	(24)
Transfers into Level 3(b)	—	61	—	—	61

Ending balance	$—	178	10	445	633

The amount of total gains (losses) for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets
still held at June 30, 2015(c)	$—	(1)	13	13	25

(a)	Net interest rate derivatives include derivative assets and liabilities of $14 and $4, respectively, as of June 30, 2015. Net equity derivatives include derivative assets and liabilities of $500 and $55, respectively, as of June 30, 2015.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2014 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	103	13	305	422
Total gains (realized/unrealized):
Included in earnings	—	1	37	48	86
Settlements	—	(5)	(35)	5	(35)

Ending balance	$1	99	15	358	473

The amount of total gains for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets
still held at June 30, 2014(b)	$—	1	16	48	65

(a)	Net interest rate derivatives include derivative assets and liabilities of $17 and $2, respectively, as of June 30, 2014. Net equity derivatives include derivative assets and liabilities of $412 and $54, respectively, as of June 30, 2014.
(b)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2015 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$—	108	10	366	484
Total gains (realized/unrealized):
Included in earnings	—	1	52	66	119
Sales	—	—	(1)	—	(1)
Settlements	—	(15)	(51)	13	(53)
Transfers into Level 3(b)	—	84	—	—	84

Ending balance	$—	178	10	445	633

The amount of total gains for the period
included in earnings attributable to the change in
unrealized gains or losses relating to assets
still held at June 30, 2015(c)	$—	1	14	66	81

(a)	Net interest rate derivatives include derivative assets and liabilities of $14 and $4, respectively, as of June 30, 2015. Net equity derivatives include derivative assets and liabilities of $500 and $55, respectively, as of June 30, 2015.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the six months ended June 30, 2014 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	92	8	336	$437
Total gains (realized/unrealized):
Included in earnings	—	3	74	13	90
Settlements	—	(8)	(67)	9	(66)
Transfers into Level 3(b)	—	12	—	—	12

Ending balance	$1	99	15	358	$473

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2014(c)	$—	3	17	13	$33

(a)	Net interest rate derivatives include derivative assets and liabilities of $17 and $2, respectively, as of June 30, 2014. Net equity derivatives include derivative assets and liabilities of $412 and $54, respectively, as of June 30, 2014.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Mortgage banking net revenue	$16	39	52	76
Corporate banking revenue	—	—	1	1
Other noninterest income	13	47	66	13

Total gains	$29	86	119	90

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at June 30, 2015 and 2014 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2015	2014	2015	2014
Mortgage banking net revenue	$12	18	14	20
Corporate banking revenue	—	—	1	—
Other noninterest income	13	47	66	13

Total gains	$25	65	81	33

The following tables present information as of June 30, 2015 and 2014 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a recurring basis:

As of June 30, 2015 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$178	Loss rate model	Interest rate risk factor Credit risk factor	(9.7) - 20.0% 0 - 85.5%	2.7% 0.9%

IRLCs, net	13	Discounted cash flow	Loan closing rates	34.3 - 88.9%	70.6%

Stock warrant associated with Vantiv Holding, LLC	500	Black-Scholes option valuation model	Expected term (years) Expected volatility(a)	2.0 - 14.0 22.1 - 31.9%	5.9 25.9%

Swap associated with the sale of Visa, Inc. Class B shares	(55)	Discounted cash flow	Timing of the resolution of the Covered Litigation	9/30/16 - 3/31/2021	NM

(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2014 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$99	Loss rate model	Interest rate risk factor Credit risk factor	(16.6) - 19.5% 0 - 62.4%		4.6% 2.1%

IRLCs, net	17	Discounted cash flow	Loan closing rates	16.5 - 95.0%		62.7%

Stock warrant associated with Vantiv Holding, LLC	412	Black-Scholes option valuation model	Expected term (years) Expected volatility(a)	2.0 - 15.0 23.8 - 32.3%		6.0 27.3%

Swap associated with the sale of Visa, Inc. Class B shares	(54)	Discounted cash flow	Timing of the resolution of the Covered Litigation Proportional share of litigation loss estimate in excess of escrow funds	$6/30/2015 - 12/31/2019 1 - 19	$	NM 18

(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of June 30, 2015 and 2014 and for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2015 and 2014, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period:

	Fair Value Measurements Using				Total (Losses) Gains	Total (Losses) Gains
As of June 30, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Commercial loans held for sale	$—	—	15	15	(1)	3
Residential mortgage loans held for sale	—	—	91	91	(2)	(2)
Automobile loans held for sale	—	—	3	3	—	—
Commercial and industrial loans	—	—	397	397	2	(41)
Commercial mortgage loans	—	—	85	85	(4)	(17)
Residential mortgage loans	—	—	55	55	—	(1)
MSRs	—	—	854	854	87	39
OREO	—	—	46	46	(5)	(13)
Bank premises	—	—	130	130	(98)	(101)
Operating lease equipment	—	—	57	57	(4)	(34)

Total	$—	—	1,733	1,733	(25)	(167)

	Fair Value Measurements Using				Total Losses	Total Losses
As of June 30, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Commercial loans held for sale	$—	—	45	45	(1)	(2)
Commercial and industrial loans	—	—	62	62	(83)	(124)
Commercial mortgage loans	—	—	76	76	(6)	(17)
Commercial construction loans	—	—	2	2	—	—
MSRs	—	—	928	928	(32)	(28)
OREO	—	—	124	124	(6)	(19)
Bank premises	—	—	15	15	(18)	(18)

Total	$—	—	1,252	1,252	(146)	(208)

The following tables present information as of June 30, 2015 and 2014 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of June 30, 2015 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$15	Discounted cash flow	Discount spread	NM	4.4%

Residential mortgage loans held for sale	91	Loss rate model	Interest rate risk factor Credit risk factor	(7.5) -0.1% NM	(1.6)% 0.1%

Automobile loans held for sale	3	Discounted cash flow	Discount spread	NM	3.1%

Commercial and industrial loans	397	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	85	Appraised value	Collateral value	NM	NM

Residential mortgage loans	55	Appraised value	Appraised value	NM	NM

MSRs	854	Discounted cash flow	Prepayment speed	1.0 - 100%	(Fixed) 7.6% (Adjustable) 32.7%
			OAS spread (bps)	430 - 1,750	(Fixed) 930 (Adjustable) 651

OREO	46	Appraised value	Appraised value	NM	NM

Bank premises	130	Appraised value	Appraised value	NM	NM

Operating lease equipment	57	Appraised value	Appraised value	NM	NM

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2014 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$45	Appraised value	Appraised value	NM	NM
			Cost to sell	NM	10.0%

Commercial and industrial loans	62	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	76	Appraised value	Collateral value	NM	NM

Commercial construction loans	2	Appraised value	Collateral value	NM	NM

MSRs	928	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 11.1% (Adjustable) 26.5%
			Discount rates	9.6 - 13.2%	(Fixed) 9.9% (Adjustable) 11.8%

OREO	124	Appraised value	Appraised value	NM	NM

Bank premises	15	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

The Bancorp transferred $26 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value during both the three and six months ended June 30, 2015. The Bancorp transferred $1 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at fair value during the three and six months ended June 30, 2014. There was $1 million in fair value adjustments taken on these loans for both the three and six months ended June 30, 2015. These loans had no fair value adjustments during the three months ended June 30, 2014 and $1 million during the six months ended June 30, 2014. The fair value adjustments were generally based on either appraisals of the underlying collateral or were estimated by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics, similar remaining maturities, prepayment speeds and loss severities and were, therefore, classified within Level 3 of the valuation hierarchy. Additionally, fair value adjustments on existing loans held for sale were immaterial and $1 million for the three and six months ended June 30, 2015, respectively, and $1 million for both the three and six months ended June 30, 2014. The Bancorp recognized an immaterial amount of gains on sale during the three months ended June 30, 2015 and 2014, respectively. The Bancorp recognized a $5 million and $1 million gain on sale of certain commercial loans held for sale during the six months ended June 30, 2015 and 2014, respectively. The fair value adjustments were also based on appraisals of the underlying collateral.

The Accounting department determines the procedures for the valuation of commercial held for sale loans using appraised value which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year old are updated and the Real Estate Valuation group, which reports to the Bancorp’s Chief Risk Officer, in conjunction with the Commercial Line of Business review the third party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance department, which reports to the Bancorp’s Chief Financial Officer, in conjunction with Accounting review all loan appraisal values, carry values and vintages. The Treasury department, which reports to the Bancorp’s Chief Financial Officer, is responsible for the estimate of fair value adjustments when a discounted future cash flow valuation technique is employed.

Residential mortgage loans held for sale

During the three months ended June 30, 2015, the Bancorp transferred $233 million of residential mortgage loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value using significant unobservable inputs. Fair values were estimated based on mortgage-backed securities prices, interest rate risk and an internally developed credit component. These loans had fair value adjustments during both the three and six months ended June 30, 2015 totaling $2 million. The Secondary Marketing department, which reports to the Bancorp’s Chief Operating Officer, in conjunction with the Consumer Credit Risk department, which reports to the Bancorp’s Chief Risk Officer, are responsible for determining the valuation methodology for residential mortgage loans held for investment. The Secondary Marketing department reviews loss severity assumptions quarterly to determine if adjustments are necessary based on decreases in observable housing market data. This group also reviews trades in comparable benchmark securities and adjusts the values of loans as necessary. Consumer Credit Risk is responsible for the credit component of the fair value which is based on internally developed loss rate models that take into account historical loss rates and loss severities based on underlying collateral values.

Automobile loans held for sale

During the three months ended June 30, 2015, the Bancorp transferred $5 million of automobile loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value using significant unobservable inputs. Fair values were estimated by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics, similar remaining maturities, prepayment speeds and loss severities. These loans had an immaterial amount of fair value adjustments for the three months ended June 30, 2015. The Treasury department, which reports to the Bancorp’s Chief Financial Officer, is responsible for the estimate of fair value adjustments.

Commercial loans held for investment

During the three and six months ended June 30, 2015 and 2014, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans, and commercial construction loans held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

Residential mortgage loans held for investment

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

MSRs

Mortgage interest rates increased during the three and six months ended June 30, 2015 and the Bancorp recognized a recovery of temporary impairment on servicing rights. The Bancorp recognized temporary impairments in certain classes of the MSR portfolio during the three and six months ended June 30, 2014 and the carrying value was adjusted to the fair value. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal OAS models with certain unobservable inputs, primarily prepayment speed assumptions, OAS and weighted average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 11 for further information on the assumptions used in the valuation of the Bancorp’s MSRs. The Secondary Marketing department and Treasury department are responsible for determining the valuation methodology for MSRs. Representatives from Secondary Marketing, Treasury, Accounting and Risk Management are responsible for reviewing key assumptions used in the internal OAS model. Two external valuations of the MSR portfolio are obtained from third parties that use valuation models in order to assess the reasonableness of the internal OAS model. Additionally, the Bancorp participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the MSR valuation process and the resulting MSR prices.

OREO

During the three and six months ended June 30, 2015 and 2014, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses are primarily due to declines in real estate values of the properties recorded in OREO. These losses include $3 million and $8 million in losses, recorded as charge-offs, on new OREO properties transferred from loans during the three and six months ended June 30, 2015, respectively, and $3 million and $6 million for the three and six months ended June 30, 2014, respectively. These losses also include $2 million and $5 million in losses for the three and six months ended June 30, 2015, respectively, and $3 million and $13 million in losses for the three and six months ended June 30, 2014, respectively, recorded as negative fair value adjustments on OREO in other noninterest income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

The Real Estate Valuation department, which reports to the Bancorp’s Chief Risk Officer, is solely responsible for managing the appraisal process and evaluating the appraisal for all for commercial properties transferred to OREO. All appraisals on commercial OREO properties are updated on at least an annual basis.

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

Bank premises

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service branches at certain of its existing banking center locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. On June 16, 2015, the Bancorp’s Board of Directors authorized management to pursue a plan to further develop its distribution strategy, including a plan to consolidate and/or sell 105 branch locations and to sell an additional 31 parcels of undeveloped land that had been acquired by the Bancorp for further branch expansion. The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. These properties were written down to their lower of cost or market values. At least annually thereafter, the Bancorp will review these properties for market fluctuations. The fair value amounts were generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. Corporate Facilities, which reports to the Bancorp’s Chief Strategy and Administrative Officer, in conjunction with Accounting are responsible for preparing and reviewing the fair value estimates for bank premises. For further information on bank premises, refer to Note 7.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Operating lease equipment

During the three and six months ended June 30, 2015, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. The Commercial Leasing department, which reports to the Bancorp’s Chief Operating Officer, is responsible for preparing and reviewing the fair value estimates for operating lease equipment. Refer to Note 8 for further information on the impairment charge related to certain operating lease equipment.

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

Fair value changes recognized in earnings for instruments held at June 30, 2015 and 2014 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $18 million for the three and six months ended June 30, 2015 and gains of $29 million for the three and six months ended June 30, 2014. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $2 million at both June 30, 2015 and December 31, 2014. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

	Aggregate	Aggregate Unpaid
($ in millions)	Fair Value	Principal Balance	Difference
June 30, 2015
Residential mortgage loans measured at fair value	$806	788	18
Past due loans of 90 days or more	2	2	—
Nonaccrual loans	2	2	—

December 31, 2014
Residential mortgage loans measured at fair value	669	643	26
Past due loans of 90 days or more	2	2	—
Nonaccrual loans	3	3	—

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of June 30, 2015 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,785	2,785	—	—	2,785
Other securities	601	—	601	—	601
Held-to-maturity securities	157	—	—	157	157
Other short-term investments	3,451	3,451	—	—	3,451
Loans held for sale	367	—	—	367	367
Portfolio loans and leases:
Commercial and industrial loans	42,132	—	—	42,873	42,873
Commercial mortgage loans	7,033	—	—	6,791	6,791
Commercial construction loans	2,687	—	—	2,436	2,436
Commercial leases	3,833	—	—	3,569	3,569
Residential mortgage loans	12,651	—	—	12,923	12,923
Home equity	8,470	—	—	9,091	9,091
Automobile loans	11,867	—	—	11,636	11,636
Credit card	2,180	—	—	2,508	2,508
Other consumer loans and leases	482	—	—	490	490
Unallocated ALLL	(103)	—	—	—	—

Total portfolio loans and leases, net	$91,232	—	—	92,317	92,317

Financial liabilities:
Deposits	$103,023	—	103,026	—	103,026
Federal funds purchased	126	126	—	—	126
Other short-term borrowings	4,136	—	4,138	—	4,138
Long-term debt	13,521	13,471	603	—	14,074

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2014 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,091	3,091	—	—	3,091
Other securities	600	—	600	—	600
Held-to-maturity securities	187	—	—	187	187
Other short-term investments	7,914	7,914	—	—	7,914
Loans held for sale	700	—	—	700	700
Portfolio loans and leases:
Commercial and industrial loans	40,092	—	—	40,781	40,781
Commercial mortgage loans	7,259	—	—	6,878	6,878
Commercial construction loans	2,052	—	—	1,735	1,735
Commercial leases	3,675	—	—	3,426	3,426
Residential mortgage loans	12,177	—	—	12,249	12,249
Home equity	8,799	—	—	9,224	9,224
Automobile loans	12,004	—	—	11,748	11,748
Credit card	2,297	—	—	2,586	2,586
Other consumer loans and leases	405	—	—	414	414
Unallocated ALLL	(106)	—	—	—	—

Total portfolio loans and leases, net	$88,654	—	—	89,041	89,041

Financial liabilities:
Deposits	$101,712	—	101,715	—	101,715
Federal funds purchased	144	144	—	—	144
Other short-term borrowings	1,556	—	1,561	—	1,561
Long-term debt	14,967	14,993	655	—	15,648

Cash and due from banks, other securities, other short-term investments, deposits, federal funds purchased and other short-term borrowings

For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, FHLB and FRB restricted stock, other short-term investments, certain deposits (demand, interest checking, savings, money market and foreign office deposits), federal funds purchased, and other short-term borrowings excluding FHLB borrowings. Fair values for other time deposits, certificates – $100,000 and over and FHLB borrowings were estimated using a DCF calculation that applies prevailing LIBOR/swap interest rates and a spread for new issuances with similar terms.

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

Portfolio loans and leases, net

Fair values were estimated by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics, similar remaining maturities, prepayment speeds and loss severities. The Bancorp estimates fair values at the transaction level whenever possible. For certain products with a large number of homogenous transactions, the Bancorp employs a pool approach. This approach involves stratifying and sorting the entire population of transactions into a smaller number of pools with like characteristics. Characteristics may include maturity date, coupon, origination date and principal amortization method.

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

The results of operations and financial position for the three and six months ended June 30, 2014 were adjusted to reflect the transfer of certain customers and Bancorp employees from Commercial Banking to Branch Banking, effective January 1, 2015. In addition, the prior year balances were adjusted to reflect a change in internal allocation methodology.

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,299 full-service Banking Centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the three months ended June 30, 2015 and 2014:

	Commercial		Branch		Consumer	Investment	General Corporate
June 30, 2015 ($ in millions)	Banking		Banking		Lending	Advisors	and Other	Eliminations		Total
Net interest income	$402		376		63	29	17	—		887
Provision for loan and lease losses	38		38		8	2	(7)	—		79

Net interest income after provision for loan and lease losses	364		338		55	27	24	—		808

Total noninterest income	232	(c)	94	(b)	122	103	44	(39	)(a)	556
Total noninterest expense	356		396		112	115	7	(39)		947

Income before income taxes	240		36		65	15	61	—		417
Applicable income tax expense	34		13		23	6	32	—		108

Net income	206		23		42	9	29	—		309
Less: Net income attributable to noncontrolling interests	—		—		—	—	(6)	—		(6)

Net income attributable to Bancorp	206		23		42	9	35	—		315
Dividends on preferred stock	—		—		—	—	23	—		23

Net income available to common shareholders	$206		23		42	9	12	—		292

Total goodwill	$613		1,655		—	148	—	—		2,416

Total assets	$58,695		52,497		22,534	10,264	(2,332)	—		141,658

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes an impairment charge of $98 for branches and land. For more information refer to Note 7 and Note 20.
(c)	Includes an impairment charge of $4 for operating lease equipment. For more information refer to Note 8 and Note 20.

						General
	Commercial	Branch		Consumer	Investment	Corporate
June 30, 2014 ($ in millions)	Banking	Banking		Lending	Advisors	and Other	Eliminations		Total
Net interest income	$403	384		65	29	19	—		900
Provision for loan and lease losses	40	47		13	1	(25)	—		76

Net interest income after provision for loan and lease losses	363	337		52	28	44	—		824

Total noninterest income	216	171	(b)	90	101	196	(38	)(a)	736
Total noninterest expense	330	385		165	111	1	(38)		954

Income (loss) before income taxes	249	123		(23)	18	239	—		606
Applicable income tax expense (benefit)	41	43		(8)	6	85	—		167

Net income (loss)	208	80		(15)	12	154	—		439
Less: Net income attributable to noncontrolling interests	—	—		—	—	—	—		—

Net income (loss) attributable to Bancorp	208	80		(15)	12	154	—		439
Dividends on preferred stock	—	—		—	—	23	—		23

Net income (loss) available to common shareholders	$208	80		(15)	12	131	—		416

Total goodwill	$613	1,655		—	148	—	—		2,416

Total assets	$56,001	49,764		22,365	9,251	(4,819)	—		132,562

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes an impairment charge of $18 for branches and land. For more information refer to Note 7 and Note 20.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the six months ended June 30, 2015 and 2014:

							General
	Commercial		Branch		Consumer	Investment	Corporate
June 30, 2015 ($ in millions)	Banking		Banking		Lending	Advisors	and Other	Eliminations		Total
Net interest income	$794		752		125	58	5	—		1,734
Provision for loan and lease losses	71		81		22	3	(29)	—		148

Net interest income after provision for loan and lease losses	723		671		103	55	34	—		1,586

Total noninterest income	404	(c)	270	(b)	251	212	126	(76	)(a)	1,187
Total noninterest expense	713		787		214	231	2	(76)		1,871

Income before income taxes	414		154		140	36	158	—		902
Applicable income tax expense	46		55		49	13	69	—		232

Net income	368		99		91	23	89	—		670
Less: Net income attributable to noncontrolling interests	—		—		—	—	(6)	—		(6)

Net income attributable to Bancorp	368		99		91	23	95	—		676
Dividends on preferred stock	—		—		—	—	38	—		38

Net income available to common shareholders	$368		99		91	23	57	—		638

Total goodwill	$613		1,655		—	148	—	—		2,416

Total assets	$58,695		52,497		22,534	10,264	(2,332)	—		141,658

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes an impairment charge of $102 for branches and land. For more information refer to Note 7 and Note 20.
(c)	Includes an impairment charge of $34 for operating lease equipment. For more information refer to Note 8 and Note 20.

						General
	Commercial	Branch		Consumer	Investment	Corporate
June 30, 2014 ($ in millions)	Banking	Banking		Lending	Advisors	and Other	Eliminations		Total
Net interest income	$801	775		129	60	28	—		1,793
Provision for loan and lease losses	139	91		38	2	(124)	—		146

Net interest income after provision for loan and lease losses	662	684		91	58	152	—		1,647

Total noninterest income	425	343	(b)	209	205	190	(72	)(a)	1,300
Total noninterest expense	663	775		330	222	(15)	(72)		1,903

Income (loss) before income taxes	424	252		(30)	41	357	—		1,044
Applicable income tax expense (benefit)	58	89		(11)	14	137	—		287

Net income (loss)	366	163		(19)	27	220	—		757
Less: Net income attributable to noncontrolling interests	—	—		—	—	1	—		1

Net income (loss) attributable to Bancorp	366	163		(19)	27	219	—		756
Dividends on preferred stock	—	—		—	—	32	—		32

Net income (loss) available to common shareholders	$366	163		(19)	27	187	—		724

Total goodwill	$613	1,655		—	148	—	—		2,416

Total assets	$56,001	49,764		22,365	9,251	(4,819)	—		132,562

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes an impairment charge of $18 for branches and land. For more information refer to Note 7 and Note 20.

22. Subsequent Events

On July 27, 2015, the Bancorp issued and sold $1.1 billion in aggregate principal amount of unsecured senior notes. The notes consisted of $1.1 billion of 2.875% senior fixed rate notes, with a maturity of five years, due on July 27, 2020. These notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On July 29, 2015, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp purchased 6,039,792 shares, or approximately $150 million, of its outstanding common stock on August 3, 2015. The Bancorp repurchased the shares of its common stock as part of its Board approved 100 million share repurchase program previously announced on March 18, 2014. The Bancorp expects the settlement of the transaction to occur on or before October 30, 2015.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

The following is a change to the risk factors as previously disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

As a regulated entity, the Bancorp is subject to certain capital requirements that may limit its operations and potential growth.

The Bancorp is a bank holding company and a financial holding company. As such, it is subject to the comprehensive, consolidated supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), including risk-based and leverage capital requirements, investment practices, dividend policy and growth. The Bancorp must maintain certain risk-based and leverage capital ratios as required by the Federal Reserve Board which can change depending upon general economic conditions and the Bancorp’s particular condition, risk profile and growth plans. Compliance with the capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect the Bancorp’s ability to expand or maintain present business levels.

In June 2012, Federal banking agencies proposed enhancements to the regulatory capital requirements for U.S. banking organizations, which implemented aspects of Basel III, such as re-defining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new Tier I common equity ratio. In July 2013, the Federal banking agencies issued final rules for the enhanced regulatory capital requirements, which included modifications to the proposed rules. The final rules provide the option for certain banking organizations, including the Bancorp, to opt out of including accumulated other comprehensive income in Tier I capital and retain the treatment of residential mortgage exposures consistent with the current Basel I capital rules. The new capital rules are effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain components and other provisions. The need to maintain more and higher quality capital as well as greater liquidity going forward could limit our business activities, including lending, and our ability to expand, either organically or through acquisitions. Moreover, although these new requirements are being phased in over time, U.S. Federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases and share repurchases.

The Bancorp’s banking subsidiary must remain well-capitalized, well-managed and maintain at least a “Satisfactory” Community Reinvestment Act (“CRA”) rating for the Bancorp to retain its status as a financial holding company. Failure to meet these requirements could result in the Federal Reserve Board placing limitations or conditions on the Bancorp’s activities (and the commencement of new activities) and could ultimately result in the loss of financial holding company status. In 2014, the Federal Reserve Board conducted a regularly scheduled examination covering 2011 through 2013 to determine the Bancorp’s banking subsidiary’s compliance with the CRA. Although the Federal Reserve Board has not made a final determination, the Bancorp believes that its banking subsidiary’s rating in that CRA examination may result in a rating of “Needs to Improve”. If that would occur, such rating would last at least until the Bancorp’s banking subsidiary’s next CRA examination. The next CRA examination is expected to occur during 2016, although the precise timing of the completion of that examination and any results therefrom may not occur until later.

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

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the second quarter of 2015.

Defaults Upon Senior Securities (Item 3)

None.

Mine Safety Disclosures (Item 4)

Not applicable.

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

3.2	Code of Regulations of Fifth Third Bancorp as Amended as of September 15, 2014. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 17, 2014.

10.1	Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated April 27, 2015 between Fifth Third Bancorp and Barclays Bank PLC, through its agent Barclays Capital Inc.*

10.2	Offer letter from Fifth Third Bancorp to Lars C. Anderson. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2015**

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail.

*	An application for confidential treatment for selected portions of this exhibit has been filed with the Securities and Exchange Commission.
**	Denotes management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: August 5, 2015	/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer