Form 10-Q
period 2015-09-30
FIFTH THIRD BANCORP
filed 2015-11-05
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

There were 794,331,190 shares of the Registrant’s common stock, without par value, outstanding as of October 31, 2015.

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

CDC: Fifth Third Community Development Corporation

CET1: Common Equity Tier 1

CFE: Collateralized Financing Entity

CFPB: United States Consumer Financial Protection Bureau

C&I: Commercial and Industrial

DCF: Discounted Cash Flow

DFA: Dodd-Frank Wall Street Reform & Consumer Protection Act

DTCC: Depository Trust & Clearing Corporation

ERISA: Employee Retirement Income Security Act

ERM: Enterprise Risk Management

ERMC: Enterprise Risk Management Committee

EVE: Economic Value of Equity

FASB: Financial Accounting Standards Board

FDIC: Federal Deposit Insurance Corporation

FFIEC: Federal Financial Institutions Examination Council

FHA: Federal Housing Administration

FHLB: Federal Home Loan Bank

FHLMC: Federal Home Loan Mortgage Corporation

FICO: Fair Isaac Corporation (credit rating)

FNMA: Federal National Mortgage Association

FRB: Federal Reserve Bank

FTE: Fully Taxable Equivalent

FTP: Funds Transfer Pricing

FTS: Fifth Third Securities

GNMA: Government National Mortgage Association

GSE: U.S. Government Sponsored Enterprise

HAMP: Home Affordable Modification Program

HARP: Home Affordable Refinance Program

HFS: Held for Sale

HQLA: High Quality Liquid Assets

HUD: Department of Housing and Urban Development

IPO: Initial Public Offering

IRC: Internal Revenue Code

IRLC: Interest Rate Lock Commitment

ISDA: International Swaps and Derivatives Association, Inc.

LCR: Liquidity Coverage Ratio

LIBOR: London Interbank Offered Rate

LLC: Limited Liability Company

LTV: Loan-to-Value

MD&A: Management’s Discussion and Analysis of Financial

Condition and Results of Operations

MSA: Metro Statistical Area

MSR: Mortgage Servicing Right

N/A: Not Applicable

NII: Net Interest Income

NM: Not Meaningful

NSFR: Net Stable Funding Ratio

OAS: Option-Adjusted Spread

OCC: Office of the Comptroller of the Currency

OCI: Other Comprehensive Income (Loss)

OREO: Other Real Estate Owned

OTTI: Other-Than-Temporary Impairment

PMI: Private Mortgage Insurance

SBA: Small Business Administration

SEC: United States Securities and Exchange Commission

TBA: To Be Announced

TDR: Troubled Debt Restructuring

TRA: Tax Receivable Agreement

TruPS: Trust Preferred Securities

U.S.: United States of America

U.S. GAAP: United States Generally Accepted Accounting

Principles

VA: U.S. Department of Veteran Affairs

VIE: Variable Interest Entity

VRDN: Variable Rate Demand Note

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2)

The following is Management’s Discussion and Analysis of Financial Condition and Results of Operations of certain significant factors that have affected Fifth Third Bancorp’s (the “Bancorp” or “Fifth Third”) financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements, which are a part of this filing. Reference to the Bancorp incorporates the parent holding company and all consolidated subsidiaries.

TABLE 1: Selected Financial Data

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions, except for per share data)	2015	2014	% Change	2015	2014	% Change
Income Statement Data
Net interest income(a)	$906	908	—	$2,650	2,712	(2)
Noninterest income	713	520	37	1,900	1,820	4
Total revenue(a)	1,619	1,428	13	4,550	4,532	—
Provision for loan and lease losses	156	71	NM	305	216	41
Noninterest expense	943	888	6	2,814	2,792	1
Net income attributable to Bancorp	381	340	12	1,056	1,096	(4)
Net income available to common shareholders	366	328	12	1,004	1,052	(5)

Common Share Data
Earnings per share, basic	$0.46	0.39	18	$1.24	1.25	(1)
Earnings per share, diluted	0.45	0.39	15	1.22	1.23	(1)
Cash dividends declared per common share	0.13	0.13	—	0.39	0.38	3
Book value per share	18.22	16.87	8	18.22	16.87	8
Market value per share	18.91	20.02	(6)	18.91	20.02	(6)

Financial Ratios
Return on average assets	1.07%	1.02	5	1.01%	1.12	(10)
Return on average common equity	10.0	9.2	9	9.3	10.0	(7)
Return on average tangible common equity(b)	12.0	11.1	9	11.1	12.2	(9)
Dividend payout ratio	28.3	33.3	(15)	31.5	30.4	4
Average total Bancorp shareholders’ equity as a percent of average assets	11.24	11.71	(4)	11.35	11.61	(2)
Tangible common equity(b)	8.32	8.64	(4)	8.32	8.64	(4)
Net interest margin(a)	2.89	3.10	(7)	2.88	3.16	(9)
Efficiency(a)	58.2	62.1	(6)	61.8	61.6	—

Credit Quality
Net losses charged-off	$188	115	63	$366	384	(5)
Net losses charged-off as a percent of average portfolio loans and leases	0.80%	0.50	60	0.53%	0.57	(7)
ALLL as a percent of portfolio loans and leases	1.35	1.56	(13)	1.35	1.56	(13)
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.49	1.71	(13)	1.49	1.71	(13)
Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(d)	0.65	0.88	(26)	0.65	0.88	(26)

Average Balances
Loans and leases, including held for sale	$94,329	91,428	3	$92,919	90,973	2
Total securities and other short-term investments	30,102	24,927	21	29,905	23,944	25
Total assets	140,739	132,220	6	139,472	130,717	7
Transaction deposits(e)	94,660	89,360	6	95,100	88,807	7
Core deposits(f)	98,717	93,160	6	99,151	92,511	7
Wholesale funding(g)	21,718	19,787	10	19,672	19,084	3
Bancorp shareholders’ equity	15,815	15,486	2	15,826	15,170	4

	Basel III Transitional(h)	Basel I(i)		Basel III Transitional(h)	Basel I(i)
Regulatory Capital Ratios
CET1 capital	9.40%	N/A	N/A	9.40%	N/A	N/A
Tier I risk-based capital	10.49	10.83	N/A	10.49	10.83	N/A
Total risk-based capital	13.68	14.34	N/A	13.68	14.34	N/A
Tier I leverage	9.38	9.82	N/A	9.38	9.82	N/A

	Basel III Fully Phased-In			Basel III Fully Phased-In
CET1 capital(b)	9.30	N/A	N/A	9.30	N/A	N/A

(a)	Amounts presented on an FTE basis. The FTE adjustment for the three months ended September 30, 2015 and 2014 was $5 and for the nine months ended September 30, 2015 and 2014 was $14 and $15, respectively.
(b)	The return on average tangible common equity, tangible common equity and CET1 capital (fully phased-in) ratios are non-GAAP measures. For further information, see the Non-GAAP Financial Measures section of MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Excludes nonaccrual loans held for sale.
(e)	Includes demand, interest checking, savings, money market and foreign office deposits.
(f)	Includes transaction deposits plus other time deposits.
(g)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.
(h)	Under the banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting values are added together resulting in the Bancorp’s total risk-weighted assets.
(i)	These capital ratios were calculated under the Supervisory Agencies general risk-based capital rules (Basel I) which were in effect prior to January 1, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At September 30, 2015, the Bancorp had $141.9 billion in assets, with 1,295 full-service banking centers, including 99 Bank Mart® locations open seven days a week inside select grocery stores, and 2,650 ATMs in 12 states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has an approximate 23% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $422 million at September 30, 2015.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended September 30, 2015, net interest income on an FTE basis and noninterest income provided 56% and 44% of total revenue, respectively. For the nine months ended September 30, 2015, net interest income on an FTE basis and noninterest income provided 58% and 42% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from service charges on deposits, investment advisory revenue, corporate banking revenue, mortgage banking net revenue, card and processing revenue, securities gains, net and other noninterest income. Noninterest expense includes personnel costs, net occupancy expense, technology and communication costs, card and processing expense, equipment expense and other noninterest expense.

Branch Consolidation and Sales Plan

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service branches at certain of its existing banking center locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. On June 16, 2015, the Bancorp’s Board of Directors authorized management to pursue a plan to further develop its distribution strategy, including a plan to consolidate and/or sell 105 operating branch locations and to sell an additional 31 parcels of undeveloped land that had been acquired by the Bancorp for future branch expansion (the “Branch Consolidation and Sales Plan”). The Bancorp expects to receive $65 million in annual savings from operating expenses upon completion of the Branch Consolidation and Sales Plan.

On September 3, 2015, the Bancorp announced the decision to enter into an agreement to sell branch banking locations, retail accounts, certain private banking deposits and related loan relationships in the Pittsburgh MSA to First National Bank of Pennsylvania. On September 30, 2015, the Bancorp announced the decision to enter into an agreement to sell its retail operations, including retail accounts, certain private banking deposits and related loan relationships in the St. Louis MSA to Great Southern Bank. Both transactions are part of the Branch Consolidation and Sales Plan and are expected to close in the first half of 2016, subject to regulatory review and approval.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $2 million and $104 million for the three and nine months ended September 30, 2015, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp did not recognize impairment losses during the three months ended September 30, 2014 and recognized $18 million of impairment losses during the nine months ended September 30, 2014. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income. For more information on the Branch Consolidation and Sales Plan, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

Accelerated Share Repurchase Transactions

During the nine months ended September 30, 2015, the Bancorp entered into or settled a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreements. For more information on the accelerated share repurchase program, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the nine months ended September 30, 2015, refer to Table 2.

TABLE 2: Summary of Accelerated Share Repurchase Transactions

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
October 23, 2014	$180	8,337,875	794,245	9,132,120	January 8, 2015
January 27, 2015	180	8,542,713	1,103,744	9,646,457	April 28, 2015
April 30, 2015	155	6,704,835	842,655	7,547,490	July 31, 2015
August 3, 2015	150	6,039,792	1,346,314	7,386,106	September 3, 2015
September 9, 2015	150	6,538,462	1,446,613	7,985,075	October 23, 2015

Senior Notes Offerings

On July 27, 2015, the Bancorp issued and sold $1.1 billion of 2.875% senior fixed-rate notes, with a maturity of five years, due on July 27, 2020. These notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On August 20, 2015, the Bank issued and sold $1.3 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of $1.0 billion of 2.15% senior fixed-rate notes, with a maturity of three years, due on August 20, 2018; and $250 million of senior floating-rate notes, with a maturity of three years, due on August 20, 2018. The Bancorp entered into interest rate swaps to convert the fixed-rate notes to floating-rate, which resulted in an effective rate of three-month LIBOR plus 90 bps. Interest on the floating-rate notes is 3-month LIBOR plus 91 bps. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding the redemption date.

Tax Receivable Agreement Termination

On October 23, 2015, the Bancorp entered into an agreement with Vantiv, Inc. under which a portion of its TRA with Vantiv, Inc. was terminated and settled in full for consideration of a cash payment in the amount of approximately $49 million from Vantiv, Inc. Under the agreement, the Bancorp sold certain TRA cash flows it expected to receive from 2017 to 2030, totaling an estimated $140 million. Approximately half of the sold TRA cash flows related to 2025 and later. This sale does not impact the TRA payment expected to be recognized in the fourth quarter of 2015 or the TRA payment expected to be recognized in the fourth quarter of 2016. Additionally, the Bancorp will recognize the gain of approximately $49 million in the Condensed Consolidated Statements of Income during the fourth quarter of 2015.

Legislative and Regulatory Developments

The FDIC published a notice of proposed rulemaking in October of 2015 which would implement a 4.5 bps surcharge on the quarterly FDIC insurance assessments of insured depository institutions with consolidated total assets of $10 billion or more. The surcharge would take effect at the same time the FDIC is required to lower the regular FDIC insurance assessments by 2 bps under the existing regulations that are triggered by the deposit insurance fund reserve ratio reaching 1.15%. The FDIC estimates the deposit insurance fund reserve ratio will reach 1.15% in 2016 and the surcharge would be sufficient to raise the deposit insurance fund reserve ratio to the 1.35% minimum mandated by the DFA in approximately eight quarters. Fifth Third estimates the proposed changes to the FDIC assessments would result in a net increase in its FDIC insurance expense of approximately $25 million on an annual basis.

On September 30, 2015, the Bancorp agreed to pay approximately $85 million to cover losses on approximately 500 loans for which HUD had paid FHA insurance claims, and an additional $2 million to HUD, in connection with the Bancorp’s entry into a Stipulation and Order of Settlement and Dismissal with the Department of Justice and HUD, which was approved by the U.S. District Court for the Southern District of New York on October 5, 2015, and a related Settlement Agreement with HUD. The total amount is within the amount the Bancorp had previously included in its accrual for this matter. The Bancorp has also agreed to indemnify HUD for any losses related to approximately 900 loans which have not been the subject of mortgage insurance claims. The settlement resulted in part from the Bancorp’s voluntary disclosure of approximately 1,400 mortgages that it had previously certified as eligible for FHA insurance but which were later determined to be ineligible for such insurance.

On September 28, 2015, the Bancorp entered into consent orders and agreed, without admitting or denying any of the findings of fact or conclusions of law (except to establish jurisdiction), to pay $18 million to consumers in a settlement with the Department of Justice and the CFPB related to an investigation into whether Fifth Third Bank engaged in any discriminatory practices in connection with the Bank’s indirect automobile loan portfolio.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

This amount is within the amount included in the Bancorp’s accrual for this matter and is subject to a credit of between $5 million and $6 million for remediation the Bancorp has already paid. The consent orders also provide that the Bancorp will implement a new dealer compensation policy and that the Bancorp’s Board of Directors will oversee its compliance with the consent orders.

On September 28, 2015, the Bancorp agreed to pay an amount not less than $3 million in redress to consumers and a civil penalty of $500,000 to the CFPB in connection with its entry into a consent order with the CFPB related to the marketing and administration of the Bancorp’s debt protection credit card “add-on” product for those enrolled in the product from January 1, 2007, through November 11, 2013. This $3.5 million is within the amount the Bancorp had included in its accrual for this matter. As part of this settlement, the Bancorp has also agreed, without admitting or denying any findings of fact or conclusions of law (except to establish jurisdiction), to adopt a compliance plan with respect to the advertising, marketing, promotion, offering or sale of any credit card add-on products, the performance of any such products and the management of its vendors with respect to such products and not to market or sell similar debt protection add-on products without first securing a determination of non-objection from the CFPB.

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

Fifth Third’s deposit advance product was designed to fully comply with the applicable federal and state laws and use of this product is subject to strict eligibility requirements and advance restriction guidelines to limit dependency on this product as a borrowing source. The Bancorp’s deposit advance balances are included in other consumer loans and leases in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A and represent the majority of the revenue reported in interest and fees on other consumer loans and leases in the Condensed Consolidated Statements of Income and in Tables 7 and 8 in the Statements of Income Analysis section of MD&A. On January 17, 2014, given developments in industry practice, Fifth Third announced that it would no longer enroll new customers in its deposit advance product and expected to phase out the service to existing customers by the end of 2014. To avoid a disruption to its existing customers during the extension period while the banking industry awaits further regulatory guidance on the deposit advance product, on November 3, 2014, Fifth Third announced changes to its current deposit advance product for existing customers beginning January 1, 2015, including a lower transaction fee, an extended repayment period and a reduced maximum advance period. The Bancorp is continuing to offer the service to existing deposit advance customers until further regulatory guidance is finalized. The Bancorp currently expects these changes to the deposit advance product to negatively impact net interest income by approximately $95 million in 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In December of 2010 and revised in June of 2011, the BCBS issued Basel III, a global regulatory framework, to enhance international capital standards. In June of 2012, U.S. banking regulators proposed enhancements to the regulatory capital requirements for U.S. banks, which implement aspects of Basel III, such as redefining the regulatory capital elements and minimum capital ratios, introducing regulatory capital buffers above those minimums, revising the agencies’ rules for calculating risk-weighted assets and introducing a new CET1 capital ratio. In July of 2013, U.S. banking regulators approved final enhanced regulatory capital requirements (Basel III Final Rule), which included modifications to the proposed rules. The Basel III Final Rule provided for certain banks, including the Bancorp, to opt out of including AOCI in Tier I capital and also retained the treatment of residential mortgage exposures consistent with the current Basel I capital rules. The Basel III Final Rule phases out the inclusion of certain TruPS as a component of Tier I capital. The Bancorp became subject to the Basel III Final Rule on January 1, 2015. The Bancorp made a one-time permanent election not to include AOCI in CET1 capital in the March 31, 2015 FFIEC 031 and FR Y-9C filings. For more information on the impact of the regulatory capital enhancements, refer to the Capital Management section of MD&A.

On December 10, 2013, the U.S. Banking Agencies finalized section 619 of the DFA, known as the Volcker Rule, which became effective April 1, 2014. Though the Final Rule was effective April 1, 2014, the FRB granted the industry an extension of time until July 21, 2015 to conform certain of its activities related to proprietary trading to comply with the Volcker Rule. In addition, the FRB has granted the industry an extension of time until July 21, 2016, and announced its intention to grant a one year extension of the conformance period until July 21, 2017, to conform certain ownership interests in, sponsorship activities of and relationships with private equity or hedge funds as well as holding certain collateralized loan obligations that were in place as of December 31, 2013. It is possible that additional conformance period extensions could be granted either to the entire industry, or, upon request, to requesting banking organizations on a case-by-case basis. The Final Rule prohibits banks and bank holding companies from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments for their own account. The Volcker Rule also restricts banks and their affiliated entities from owning, sponsoring or having certain relationships with private equity and hedge funds, as well as holding certain collateralized loan obligations that are deemed to contain ownership interests. Exemptions are provided for certain activities such as underwriting, market making, hedging, trading in certain government obligations and organizing and offering a hedge fund or private equity fund. Fifth Third does not sponsor any private equity or hedge funds that, under the Final Rule, it is prohibited from sponsoring. At September 30, 2015, the Bancorp did not hold collateralized loan obligations. At September 30, 2015, the Bancorp had approximately $187 million in interests and approximately $39 million in binding commitments to invest in private equity funds that are affected by the Volcker Rule. It is expected that over time the Bancorp may need to sell or redeem these investments, however no formal plan to sell has been approved as of September 30, 2015. As a result of the announced conformance period extension, the Bancorp believes it is likely that these investments will be reduced over time in the ordinary course of events before compliance is required.

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

Earnings Summary

The Bancorp’s net income available to common shareholders for the third quarter of 2015 was $366 million, or $0.45 per diluted share, which was net of $15 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the third quarter of 2014 was $328 million, or $0.39 per diluted share, which was net of $12 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the nine months ended September 30, 2015 was $1.0 billion, or $1.22 per diluted share, which was net of $52 million in preferred stock dividends. For the nine months ended September 30, 2014, the Bancorp’s net income available to common shareholders was $1.1 billion, or $1.23 per diluted share, which was net of $44 million in preferred stock dividends. Pre-provision net revenue was $671 million and $1.7 billion for the three and nine months ended September 30, 2015, respectively, compared to $535 million and $1.7 billion for the same periods in 2014. Pre-provision net revenue is a non-GAAP measure. For further information, see the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income on an FTE basis was $906 million and $2.7 billion for the three and nine months ended September 30, 2015, respectively, a decrease of $2 million and $62 million compared to the same periods in the prior year. Net interest income was negatively impacted by decreases in net interest rate spreads, changes made to the Bancorp’s deposit advance product beginning January 1, 2015 and increases in average long-term debt of $742 million and $2.0 billion for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. These negative impacts were partially offset by increases in average taxable securities of $5.7 billion and $4.7 billion for the three and nine months ended September 30, 2015, respectively, and increases in average loans and leases of $2.9 billion and $1.9 billion for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. Net interest margin on an FTE basis was 2.89% and 2.88% for the three and nine months ended September 30, 2015, respectively, compared to 3.10% and 3.16%, respectively, for the same periods in the prior year.

Noninterest income increased $193 million for the three months ended September 30, 2015 compared to the same period in the prior year primarily due to increases in other noninterest income and mortgage banking net revenue. Noninterest income increased $80 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to increases in other noninterest income and mortgage banking net revenue partially offset by a decrease in corporate banking revenue. Other noninterest income increased $180 million and $78 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year driven by positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC. The positive valuation adjustment on the stock warrant associated with Vantiv Holding, LLC was $130 million for the three months ended September 30, 2015 compared to the negative valuation adjustment of $53 million during the three months ended September 30, 2014. The positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC were $215 million for the nine months ended September 30, 2015 compared to the negative valuation adjustments of $26 million during the nine months ended September 30, 2014. Mortgage banking net revenue increased $10 million and $26 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year primarily due to increases in origination fees and gains on loan sales. The increase for the nine months ended September 30, 2015 was also driven by an increase in net mortgage servicing revenue. Corporate banking revenue decreased $31 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily driven by impairment charges of $36 million related to certain operating lease equipment that was recognized during the nine months ended September 30, 2015.

Noninterest expense increased $55 million for the three months ended September 30, 2015 compared to the same period in the prior year primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits) and other noninterest expense. Noninterest expense increased $22 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to increases in personnel costs and card and processing expense partially offset by a decrease in other noninterest expense. Other noninterest expense increased $22 million for the three months ended September 30, 2015 compared to the same period in the prior year primarily due to increases in the provision for the reserve for unfunded commitments, FDIC insurance and other taxes, impairment on affordable housing investments and professional service fees partially offset by a decrease in losses and adjustments. Other noninterest expense decreased $48 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to a decrease in losses and adjustments partially offset by increases in the provision for the reserve for unfunded commitments, impairment on affordable housing investments and marketing expense. Personnel costs increased $27 million and $49 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year driven by increased executive retirement and severance costs as well as an increase in base compensation and an increase in incentive compensation, primarily in the commercial and mortgage businesses.

For more information on net interest income, noninterest income and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for loan and lease losses was $156 million and $305 million for the three and nine months ended September 30, 2015, respectively, compared to $71 million and $216 million during the same periods in 2014. Net charge-offs as a percent of average portfolio loans and leases increased to 0.80% during the three months ended September 30, 2015 compared to 0.50% during the same period in the prior year and decreased to 0.53% for the nine months ended September 30, 2015 compared to 0.57% for the nine months ended September 30, 2014. At September 30, 2015, nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO (excluding nonaccrual loans held for sale) decreased to 0.65% compared to 0.82% at December 31, 2014. For further discussion on credit quality, see the Credit Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the FRB. At September 30, 2015, the transitional CET1 capital ratio was 9.40%, the transitional Tier I risk-based capital ratio was 10.49%, the transitional Total risk-based capital ratio was 13.68% and the transitional Tier I leverage ratio was 9.38%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

NON-GAAP FINANCIAL MEASURES

The following are non-GAAP measures which are important to the reader of the Condensed Consolidated Financial Statements but should be supplemental to primary U.S. GAAP measures. The Bancorp considers many factors when determining the adequacy of its liquidity profile, including its LCR as defined by the U.S. Banking Agencies Basel III LCR Final Rule. Generally, the LCR is designed to ensure banks maintain an adequate level of unencumbered HQLA to satisfy the estimated net cash outflows under a 30-day stress scenario. The Bancorp will be subject to the Modified LCR whereby the net cash outflow under the 30-day stress scenario is multiplied by a factor of 0.7. The Final Rule is not effective for the Bancorp until January 1, 2016. The Bancorp believes there is no comparable U.S. GAAP financial measure to the LCR. The Bancorp believes providing an estimated Modified LCR is important for comparability to other financial institutions. For a further discussion on liquidity management and the LCR, refer to the Liquidity Risk Management section of MD&A.

TABLE 3: Non-GAAP Financial Measures—Modified Liquidity Coverage Ratio

As of ($ in millions)	September 30, 2015
Estimated HQLA	$21,518
Estimated net cash outflow	20,182

Estimated Modified LCR	107%

Pre-provision net revenue is net interest income plus noninterest income minus noninterest expense. The Bancorp believes this measure is important because it provides a ready view of the Bancorp’s pre-tax earnings before the impact of provision expense.

The following table reconciles the non-GAAP financial measure of pre-provision net revenue to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures—Pre-Provision Net Revenue

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Net interest income (U.S. GAAP)	$901	903	2,636	2,697
Add: Noninterest income	713	520	1,900	1,820
Less: Noninterest expense	(943)	(888)	(2,814)	(2,792)

Pre-provision net revenue	$671	535	1,722	1,725

The Bancorp believes return on average tangible common equity is an important measure for comparative purposes with other financial institutions, but is not defined under U.S. GAAP, and therefore is considered a non-GAAP financial measure.

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measures—Return on Average Tangible Common Equity

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Net income available to common shareholders (U.S. GAAP)	$366	328	1,004	1,052
Add: Intangible amortization, net of tax	—	1	1	2

Tangible net income available to common shareholders	$366	329	1,005	1,054
Tangible net income available to common shareholders (annualized) (1)	1,452	1,305	1,340	1,405

Average Bancorp shareholders’ equity (U.S. GAAP)	$15,815	15,486	15,826	15,170
Less: Average preferred stock	(1,331)	(1,331)	(1,331)	(1,163)
Average goodwill	(2,416)	(2,416)	(2,416)	(2,416)
Average intangible assets and other servicing rights	(14)	(16)	(15)	(18)

Average tangible common equity (2)	$12,054	11,723	12,064	11,573

Return on average tangible common equity (1) / (2)	12.0%	11.1	11.1	12.2

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 6: Non-GAAP Financial Measures—Capital Ratios

As of ($ in millions)	September 30, 2015		December 31, 2014
Total Bancorp shareholders’ equity (U.S. GAAP)		$15,826	15,626
Less: Preferred stock		(1,331)	(1,331)
Goodwill		(2,416)	(2,416)
Intangible assets and other servicing rights		(13)	(16)

Tangible common equity, including unrealized gains / losses		12,066	11,863
Less: AOCI		(522)	(429)

Tangible common equity, excluding unrealized gains / losses (1)		11,544	11,434
Add: Preferred stock		1,331	1,331

Tangible equity (2)		$12,875	12,765

Total assets (U.S. GAAP)		$141,918	138,706
Less: Goodwill		(2,416)	(2,416)
Intangible assets and other servicing rights		(13)	(16)
AOCI, before tax		(803)	(660)

Tangible assets, excluding unrealized gains / losses (3)		$138,686	135,614

Total Bancorp shareholders’ equity (U.S. GAAP)	$	N/A	15,626
Less: Goodwill and certain other intangibles		N/A	(2,476)
Unrealized gains		N/A	(429)
Add: Qualifying TruPS		N/A	60
Other		N/A	(17)

Tier I risk-based capital		N/A	12,764
Less: Preferred stock		N/A	(1,331)
Qualifying TruPS		N/A	(60)
Qualified noncontrolling interests in consolidated subsidiaries		N/A	(1)

Tier I common equity (4)	$	N/A	11,372

	Basel III Transitional		Basel I
Risk-weighted assets (5)(a)		$123,148	117,878

Ratios:
Tangible equity as a percent of tangible assets (2) / (3)		9.28%	9.41
Tangible common equity as a percent of tangible assets (excluding unrealized gains/losses) (1) / (3)		8.32%	8.43
Tier I common equity (4) / (5)(b)		N/A %	9.65

Basel III Final Rule—Transition to fully phased-in
CET1 capital (transitional)		$11,574	N/A
Less: Adjustments to CET1 capital from transitional to fully phased-in(c)		(11)	N/A

CET1 capital (fully phased-in) (6)		11,563	N/A

Risk-weighted assets (transitional)		123,148	N/A
Add: Adjustments to risk-weighted assets from transitional to fully phased-in(d)		1,136	N/A

Risk-weighted assets (fully phased-in) (7)		$124,284	N/A

Estimated CET1 capital ratio under Basel III Final Rule (fully phased-in) (6) / (7)		9.30%	N/A

(a)	Under the banking agencies’ risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk-weight of the category. The resulting weighted values are added together, along with the measure for market risk, resulting in the Bancorp’s total risk-weighted assets.
(b)	The Bancorp became subject to the Basel III Final Rule on January 1, 2015. This codified in the federal banking regulations the risk-based capital ratios the Bancorp is now subject to, as such these ratios are no longer considered non-GAAP measures.
(c)	Primarily relates to disallowed intangible assets (other than goodwill and MSRs, net of associated deferred tax liabilities).
(d)	Primarily relates to higher risk weighting for MSRs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in Management’s Discussion and Analysis – Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014. No material changes were made to the valuation techniques or models during the nine months ended September 30, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on securities, loans and leases (including yield-related fees) and other interest-earning assets less the interest paid for core deposits (includes transaction deposits and other time deposits) and wholesale funding (includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest rate spread due to the interest income earned on those assets that are funded by noninterest-bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Tables 7 and 8 present the components of net interest income, net interest margin and net interest rate spread for the three and nine months ended September 30, 2015 and 2014, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale and other securities included in other assets.

Net interest income on an FTE basis was $906 million and $2.7 billion for the three and nine months ended September 30, 2015, respectively, a decrease of $2 million and $62 million compared to the same periods in the prior year. Net interest income was negatively impacted by decreases in net interest rate spreads, changes made to the Bancorp’s deposit advance product beginning January 1, 2015 and increases in average long-term debt of $742 million and $2.0 billion for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. These negative impacts were partially offset by increases in average taxable securities of $5.7 billion and $4.7 billion for the three and nine months ended September 30, 2015, respectively, and increases in average loans and leases of $2.9 billion and $1.9 billion for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The net interest rate spread decreased to 2.71% and 2.70% during the three and nine months ended September 30, 2015, respectively, from 2.93% and 2.99% in the same periods in the prior year due to a 20 bps and 25 bps decrease in yields on average interest-earning assets for the three and nine months ended September 30, 2015, respectively, and a 2 bps and 4 bps increase in the rates paid on average interest-bearing liabilities for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year.

Net interest margin on an FTE basis was 2.89% and 2.88% for the three and nine months ended September 30, 2015, respectively, compared to 3.10% and 3.16% for the three and nine months ended September 30, 2014, respectively. The decrease from both periods in 2014 was driven primarily by the previously mentioned decrease in net interest rate spreads coupled with an $8.1 billion and $7.9 billion increase in average interest-earning assets for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year partially offset by increases in average free funding balances. The increase in average free funding balances for both periods was driven by an increase in average demand deposits of $3.4 billion and $3.6 billion for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year as well as an increase in average shareholders’ equity of $322 million and $653 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year.

Interest income on an FTE basis from loans and leases decreased $32 million compared to the three months ended September 30, 2014 and decreased $122 million compared to the nine months ended September 30, 2014. The decrease for both the three and nine months ended September 30, 2015 was primarily the result of a decrease of 25 bps in yields on average loans and leases partially offset by increases of 3% and 2% in average loans and leases for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The decrease in yields for the three and nine months ended September 30, 2015 was primarily due to a $24 million and $71 million, respectively, decline in interest income on other consumer loans and leases due to changes made to the Bancorp’s deposit advance product beginning January 1, 2015. The decrease for the three and nine months ended September 30, 2015 also included a 14 bps and 15 bps, respectively, decrease in yields on average commercial and industrial loans and a 21 bps and 19 bps, respectively, decrease in yields on average residential mortgage loans compared to the same periods in the prior year. The increase in average loans and leases for both periods was driven primarily by increases in average commercial loans and leases and average residential mortgage loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $40 million and $100 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year primarily as a result of the aforementioned increases in average taxable securities.

Interest expense on core deposits decreased $8 million and $5 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year as a decline in the cost of average interest-bearing core deposits more than offset an increase in average interest-bearing core deposits. The cost of average interest-bearing core deposits decreased to 22 bps and 24 bps for the three and nine months ended September 30, 2015, respectively, from 28 bps and 26 bps for the three and nine months ended September 30, 2014, respectively. Average interest-bearing core deposits increased $2.1 billion and $3.1 billion for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase from both the three and nine months ended September 30, 2014 was primarily due to increases in average money market deposits and average interest checking deposits partially offset by decreases in average savings deposits and average foreign office deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

For the three and nine months ended September 30, 2015, interest expense on average wholesale funding increased $18 million and $45 million, respectively, compared to the same periods in the prior year. The increase for the three and nine months ended September 30, 2015 was primarily the result of a $742 million and $2.0 billion, respectively, increase in average long-term debt coupled with a 35 bps and 17 bps, respectively, increase in the rates paid on average long-term debt compared to the same periods in the prior year. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three and nine months ended September 30, 2015, average wholesale funding represented 25% and 23%, respectively, of average interest-bearing liabilities compared to 24% during both the three and nine months ended September 30, 2014. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management section of MD&A.

TABLE 7: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE basis

For the three months ended	September 30, 2015			September 30, 2014			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$43,162	339	3.11%	$41,525	340	3.25%	$14	(15)	(1)
Commercial mortgage loans	7,038	56	3.17	7,637	64	3.34	(5)	(3)	(8)
Commercial construction loans	2,966	23	3.13	1,565	14	3.49	11	(2)	9
Commercial leases	3,847	27	2.72	3,576	27	2.96	2	(2)	—

Subtotal – commercial	57,013	445	3.09	54,303	445	3.25	22	(22)	—

Residential mortgage loans	13,976	128	3.63	13,342	129	3.84	6	(7)	(1)
Home equity	8,521	78	3.61	9,009	84	3.69	(4)	(2)	(6)
Automobile loans	11,881	79	2.62	12,105	83	2.72	(1)	(3)	(4)
Credit card	2,277	60	10.38	2,295	57	9.87	—	3	3
Other consumer loans and leases	661	10	6.81	374	34	36.98	16	(40)	(24)

Subtotal – consumer	37,316	355	3.78	37,125	387	4.14	17	(49)	(32)

Total loans and leases	$94,329	800	3.36%	$91,428	832	3.61%	$39	(71)	(32)
Securities:
Taxable	28,251	229	3.23	22,594	188	3.32	46	(5)	41
Exempt from income taxes(b)	52	1	5.20	50	1	5.34	—	—	—
Other short-term investments	1,799	1	0.23	2,283	2	0.26	(1)	—	(1)

Total interest-earning assets	$124,431	1,031	3.29%	$116,355	1,023	3.49%	$84	(76)	8
Cash and due from banks	2,503			2,862
Other assets	15,097			14,461
Allowance for loan and lease losses	(1,292)			(1,458)

Total assets	$140,739			132,220

Liabilities and Equity
Interest-bearing liabilities:
Interest checking deposits	$25,590	11	0.18%	$24,926	14	0.22%	$—	(3)	(3)
Savings deposits	14,868	2	0.05	15,759	4	0.09	(1)	(1)	(2)
Money market deposits	18,253	10	0.21	15,222	14	0.37	3	(7)	(4)
Foreign office deposits	718	—	0.14	1,663	1	0.29	(1)	—	(1)
Other time deposits	4,057	12	1.19	3,800	10	1.07	1	1	2

Subtotal - interest-bearing core deposits	63,486	35	0.22	61,370	43	0.28	2	(10)	(8)

Certificates $100,000 and over	2,924	9	1.16	3,339	8	0.96	(1)	2	1
Other deposits	222	—	0.16	—	—	—	—	—	—
Federal funds purchased	1,978	—	0.14	520	—	0.09	—	—	—
Other short-term borrowings	1,897	1	0.13	1,973	1	0.10	—	—	—
Long-term debt	14,697	80	2.15	13,955	63	1.80	4	13	17

Total interest-bearing liabilities	$85,204	125	0.58%	$81,157	115	0.56%	$5	5	10
Demand deposits	35,231			31,790
Other liabilities	4,458			3,749

Total liabilities	$124,893			116,696
Total equity	$15,846			15,524

Total liabilities and equity	$140,739			132,220

Net interest income (FTE)		$906			908		79	(81)	(2)
Net interest margin (FTE)			2.89%			3.10%
Net interest rate spread (FTE)			2.71			2.93
Interest-bearing liabilities to interest-earning assets			68.47			69.75

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $5 for both the three months ended September 30, 2015 and 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 8: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE basis

For the nine months ended	September 30, 2015			September 30, 2014			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$42,399	995	3.14%	$41,133	1,012	3.29%	$31	(48)	(17)
Commercial mortgage loans	7,144	172	3.22	7,834	198	3.39	(17)	(9)	(26)
Commercial construction loans	2,574	61	3.17	1,351	35	3.50	30	(4)	26
Commercial leases	3,780	80	2.82	3,580	81	3.03	5	(6)	(1)

Subtotal – commercial	55,897	1,308	3.13	53,898	1,326	3.29	49	(67)	(18)

Residential mortgage loans	13,624	378	3.71	13,283	388	3.90	9	(19)	(10)
Home equity	8,658	236	3.64	9,101	253	3.71	(12)	(5)	(17)
Automobile loans	11,905	236	2.65	12,066	251	2.78	(3)	(12)	(15)
Credit card	2,298	177	10.31	2,252	168	9.94	3	6	9
Other consumer loans/leases	537	34	8.45	373	105	37.48	33	(104)	(71)

Subtotal – consumer	37,022	1,061	3.83	37,075	1,165	4.20	30	(134)	(104)

Total loans and leases	$92,919	2,369	3.41%	$90,973	2,491	3.66%	$79	(201)	(122)
Securities:
Taxable	26,251	635	3.24	21,570	537	3.33	113	(15)	98
Exempt from income taxes(b)	57	2	5.08	50	2	5.16	—	—	—
Other short-term investments	3,597	7	0.25	2,324	5	0.27	2	—	2

Total interest-earning assets	$122,824	3,013	3.28%	$114,917	3,035	3.53%	$194	(216)	(22)
Cash and due from banks	2,655			2,853
Other assets	15,297			14,451
Allowance for loan and lease losses	(1,304)			(1,504)

Total assets	$139,472			130,717

Liabilities and Equity
Interest-bearing liabilities:
Interest checking deposits	$26,452	38	0.19%	$25,349	42	0.22%	$2	(6)	(4)
Savings deposits	15,065	7	0.06	16,386	12	0.10	—	(5)	(5)
Money market deposits	17,942	34	0.25	13,878	35	0.33	8	(9)	(1)
Foreign office deposits	844	1	0.16	1,959	4	0.29	(2)	(1)	(3)
Other time deposits	4,051	36	1.20	3,704	28	1.03	3	5	8

Subtotal - interest-bearing core deposits	64,354	116	0.24	61,276	121	0.26	11	(16)	(5)

Certificates $100,000 and over	2,722	24	1.19	4,243	26	0.81	(12)	10	(2)
Other deposits	75	—	0.16	—	—	0.02	—	—	—
Federal funds purchased	832	—	0.13	558	—	0.09	—	—	—
Other short-term borrowings	1,736	2	0.12	2,006	2	0.10	—	—	—
Long-term debt	14,306	221	2.07	12,277	174	1.90	30	17	47

Total interest-bearing liabilities	$84,025	363	0.58%	$80,360	323	0.54%	$29	11	40
Demand deposits	34,797			31,235
Other liabilities	4,788			3,913

Total liabilities	$123,610			115,508
Total equity	$15,862			15,209

Total liabilities and equity	$139,472			130,717

Net interest income (FTE)		$2,650			2,712		165	(227)	(62)
Net interest margin (FTE)			2.88%			3.16%
Net interest rate spread (FTE)			2.70			2.99
Interest-bearing liabilities to interest-earning assets			68.41			69.93

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $14 and $15 for the nine months ended September 30, 2015 and 2014, respectively.

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

The provision for loan and lease losses was $156 million and $305 million for the three and nine months ended September 30, 2015, respectively, compared to $71 million and $216 million during the same periods in the prior year. The increase for both periods relates to the restructuring of a student loan backed commercial credit originated in 2007, a broadening global economic slowdown, stress on capital markets and the prolonged softness in commodity prices. The ALLL declined $61 million from December 31, 2014 to $1.3 billion at September 30, 2015. At September 30, 2015, the ALLL as a percent of portfolio loans and leases decreased to 1.35%, compared to 1.47% at December 31, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Refer to the Credit Risk Management section of MD&A as well as Note 6 of the Notes to Condensed Consolidated Financial Statements for more detailed information on the provision for loan and lease losses, including an analysis of loan and lease portfolio composition, nonperforming assets, net charge-offs and other factors considered by the Bancorp in assessing the credit quality of the loan and lease portfolio and the ALLL.

Noninterest Income

Noninterest income increased $193 million, or 37%, for the three months ended September 30, 2015 compared to the same period in the prior year and increased $80 million, or 4%, for the nine months ended September 30, 2015 compared to the same period in the prior year.

The components of noninterest income for the three and nine months ended September 30, 2015 and 2014 are as follows:

TABLE 9: Noninterest Income

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2015	2014	% Change	2015	2014	% Change
Service charges on deposits	$145	145	—	$419	418	—
Investment advisory revenue	103	103	—	315	307	3
Corporate banking revenue	104	100	4	280	311	(10)
Mortgage banking net revenue	71	61	16	274	248	10
Card and processing revenue	77	75	3	225	218	3
Other noninterest income	213	33	NM	378	300	26
Securities gains, net	—	3	(100)	9	18	(50)

Total noninterest income	$713	520	37	$1,900	1,820	4

Service charges on deposits

Service charges on deposits were flat for the three months ended September 30, 2015 and increased $1 million for the nine months ended September 30, 2015 compared to the same period in the prior year, primarily due to an increase in consumer overdraft fees.

Investment advisory revenue

Investment advisory revenue was flat for the three months ended September 30, 2015 and increased $8 million for nine months ended September 30, 2015, compared to the same periods in the prior year. The increase for the nine months ended September 30, 2015 was primarily driven by an increase of $6 million in recurring securities brokerage fees driven by higher sales volume. The nine months ended September 30, 2015 also included a $2 million increase in private client service fees due to an increase in personal asset management fees compared to the same period in the prior year. The Bancorp had approximately $297 billion and $303 billion in total assets under care at September 30, 2015 and 2014, respectively, and managed $25 billion and $26 billion in assets for individuals, corporations and not-for-profit organizations at September 30, 2015 and 2014, respectively.

Corporate banking revenue

Corporate banking revenue increased $4 million for the three months ended September 30, 2015, compared to the same period in the prior year primarily due to increases in institutional sales revenue and loan syndications revenue, partially offset by lower foreign exchange fees. Corporate banking revenue decreased $31 million for the nine months ended September 30, 2015 compared to the same period in the prior year, primarily driven by impairment charges of $36 million related to certain operating lease equipment that was recognized during the nine months ended September 30, 2015. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information. The nine months ended September 30, 2015 also included an $18 million decrease in syndication fees as a result of decreased activity in the market. The decreases for the nine months ended September 30, 2015 were partially offset by higher institutional sales revenue, interest rate derivative fees, foreign exchange fees and business lending fees compared to the same period in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mortgage banking net revenue

Mortgage banking net revenue increased $10 million and $26 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year.

The components of mortgage banking net revenue are as follows:

TABLE 10: Components of Mortgage Banking Net Revenue

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Origination fees and gains on loan sales	$46	34	134	117
Net mortgage servicing revenue:
Gross mortgage servicing fees	54	61	169	186
MSR amortization	(37)	(33)	(110)	(88)
Net valuation adjustments on MSRs and free-standing derivatives entered into to economically hedge MSRs	8	(1)	81	33

Net mortgage servicing revenue	25	27	140	131

Mortgage banking net revenue	$71	61	274	248

Origination fees and gains on loan sales increased $12 million and $17 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase for the three and nine months ended September 30, 2015 was primarily the result of a 10% and 14% increase in residential mortgage loan originations from the same periods in the prior year. Residential mortgage loan originations increased to $2.3 billion and $6.6 billion during the three and nine months ended September 30, 2015, respectively, compared to $2.1 billion and $5.8 billion during the same periods in the prior year due to strong refinancing activity that occurred during the nine months ended September 30, 2015.

Net mortgage servicing revenue is comprised of gross mortgage servicing fees and related MSR amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net mortgage servicing revenue decreased $2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 driven primarily by a decrease of $7 million in gross mortgage servicing fees and an increase of $4 million in MSR amortization, partially offset by an increase of $9 million in net valuation adjustments. Net mortgage servicing revenue increased $9 million for the nine months ended September 30, 2015 compared to the same period in the prior year driven primarily by an increase of $48 million in net valuation adjustments partially offset by an increase in MSR amortization of $22 million and a decrease in gross mortgage servicing fees of $17 million.

The components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy are as follows:

TABLE 11: Components of Net Valuation Adjustments on MSRs

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$85	(22)	119	40
(Provision for) recovery of MSR impairment	(77)	21	(38)	(7)

Net valuation adjustments on MSR and free-standing derivatives entered into to economically hedge MSRs	$8	(1)	81	33

Mortgage rates decreased during the three and nine months ended September 30, 2015 and during the nine months ended September 30, 2014 which caused modeled prepayment speeds to increase, which led to temporary impairment on servicing rights during the respective periods. Mortgage rates increased during the three months ended September 30, 2014 which caused modeled prepayment speeds to slow, which led to the recovery of temporary impairment on servicing rights during the period.

Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of MSRs can be found in Note 12 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation on the MSR portfolio. Refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio.

The Bancorp’s total residential loans serviced at September 30, 2015 and 2014 were $74.5 billion and $80.3 billion, respectively, with $60.3 billion and $66.8 billion, respectively, of residential mortgage loans serviced for others.

Card and processing revenue

Card and processing revenue increased $2 million and $7 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase for the three and nine months ended September 30, 2015 was primarily the result of an increase in the number of actively used cards and an increase in customer spend volume. Debit card interchange revenue, included in card and processing revenue, was $35 million and $102 million for the three and nine months ended September 30, 2015, respectively, compared to $32 million and $95 million for the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest income

The major components of other noninterest income are as follows:

TABLE 12: Components of Other Noninterest Income

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Valuation adjustments on the warrant associated with Vantiv Holding, LLC	$130	(53)	215	(26)
Operating lease income	22	21	66	63
Equity method income from interest in Vantiv Holding, LLC	17	13	42	33
Gain (loss) on loan sales	(1)	—	40	—
BOLI income	12	11	37	32
Cardholder fees	11	11	33	34
Private equity investment income	12	10	21	20
Consumer loan and lease fees	6	7	18	19
Banking center income	6	8	16	23
Insurance income	3	3	11	9
Gain on sale of Vantiv, Inc. shares	—	—	—	125
Net (losses) gains on disposition and impairment of bank premises and equipment	(1)	1	(102)	(16)
Loss on swap associated with the sale of Visa, Inc. class B shares	(8)	(3)	(27)	(19)
Other, net	4	4	8	3

Total other noninterest income	$213	33	378	300

Other noninterest income increased $180 million and $78 million, respectively, during the three and nine months ended September 30, 2015 compared to the same periods in the prior year, primarily driven by positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC. The positive valuation adjustment on the stock warrant associated with Vantiv Holding, LLC was $130 million for the three months ended September 30, 2015 compared to the negative valuation adjustment of $53 million during the three months ended September 30, 2014. The positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC were $215 million for the nine months ended September 30, 2015 compared to the negative valuation adjustments of $26 million during the nine months ended September 30, 2014. The fair value of the stock warrant is calculated using the Black-Scholes valuation model, which utilizes several key inputs (Vantiv, Inc. stock price, strike price of the warrant and several unobservable inputs). The positive valuation adjustments for the three and nine months ended September 30, 2015 were primarily due to increases of 18% and 32%, respectively, in Vantiv, Inc.’s share price from June 30, 2015 to September 30, 2015 and from December 31, 2014 to September 30, 2015, respectively. The negative valuation adjustments for the three and nine months ended September 30, 2014 were primarily due to decreases of 8% and 5%, respectively, in Vantiv, Inc.’s share price from June 30, 2014 to September 30, 2014 and from December 31, 2013 to September 30, 2014. For additional information on the valuation of the warrant, refer to Note 22 of the Notes to Condensed Consolidated Financial Statements.

In addition to the increases discussed above, gain on loan sales increased $40 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to a $37 million gain on the sale of certain residential mortgage loans classified as TDRs during the first quarter of 2015. Equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC increased $4 million and $9 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The nine months ended September 30, 2014 included charges taken by Vantiv Holding, LLC during the second quarter of 2014 related to an acquisition.

The increases above for the nine months ended September 30, 2015 were partially offset by the impact of a gain of $125 million on the sale of Vantiv, Inc. shares in the second quarter of 2014. The nine months ended September 30, 2015 also included impairment losses associated with lower of cost or market adjustments on long-lived assets of $104 million compared to $18 million for the same period in the prior year. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information on bank premises and equipment.

Other noninterest income also included a $5 million and $8 million increase in the negative valuation adjustments related to the Visa total return swap for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B shares, refer to Note 22 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expense

Noninterest expense increased $55 million, or 6%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits) and other noninterest expense. Noninterest expense increased $22 million, or 1%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to increases in personnel costs and card and processing expense partially offset by a decrease in other noninterest expense.

The major components of noninterest expense are as follows:

TABLE 13: Noninterest Expense

	For the three months ended September 30,			For the nine months ended September 30,
($ in millions)	2015	2014	% Change	2015	2014	% Change
Salaries, wages and incentives	$387	357	8	$1,139	1,083	5
Employee benefits	72	75	(4)	248	255	(3)
Net occupancy expense	77	78	(1)	238	236	1
Technology and communications	56	53	6	165	158	4
Card and processing expense	40	37	8	114	104	10
Equipment expense	31	30	3	92	90	2
Other noninterest expense	280	258	9	818	866	(6)

Total noninterest expense	$943	888	6	$2,814	2,792	1

Efficiency ratio on an FTE basis	58.2%	62.1		61.8%	61.6

Personnel costs increased $27 million and $49 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase for both periods was driven by increased executive retirement and severance costs as well as an increase in base compensation and an increase in incentive compensation, primarily in the commercial and mortgage businesses. Full-time equivalent employees totaled 18,311 at September 30, 2015 compared to 18,503 at September 30, 2014.

Card and processing expense increased $3 million and $10 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase for both periods was driven primarily by increased fraud prevention related expenses.

The major components of other noninterest expense are as follows:

TABLE 14: Components of Other Noninterest Expense

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Impairment on affordable housing investments	$37	33	112	97
Loan and lease	30	29	90	88
Marketing	32	28	87	75
FDIC insurance and other taxes	28	22	72	76
Operating lease	18	16	54	49
Professional service fees	21	15	49	51
Travel	13	14	40	40
Losses and adjustments	9	21	38	158
Data processing	12	10	34	30
Postal and courier	11	12	34	36
Recruitment and education	9	7	24	20
Insurance	4	4	13	12
Intangible asset amortization	1	1	2	3
Provision for (benefit from) the reserve for unfunded commitments	2	(8)	—	(28)
Other, net	53	54	169	159

Total other noninterest expense	$280	258	818	866

Other noninterest expense increased $22 million for the three months ended September 30, 2015 compared to the same period in the prior year primarily due to increases in the provision for the reserve for unfunded commitments, FDIC insurance and other taxes, impairment on affordable housing investments and professional service fees partially offset by a decrease in losses and adjustments. The provision for the reserve for unfunded commitments was $2 million for the three months ended September 30, 2015 compared to a benefit of $8 million for the same period in the prior year. The increase in the provision primarily reflects an increase in unfunded commitments for which the Bancorp holds reserves. FDIC insurance and other taxes increased $6 million for the three months ended September 30, 2015 compared to the same period in the prior year primarily driven by an increase in the assessment rate due to a change in asset mix as well as an increase in the assessment base. Impairment on affordable housing investments increased $4 million for the three months ended September 30, 2015 compared to the same period in the prior year primarily due to incremental losses resulting from previous growth in the portfolio. Professional service fees increased $6 million for the three months ended September 30, 2015 compared to the same period in the prior year primarily due to an increase in consulting fees. These increases were partially offset by a decrease in losses and adjustments of $12 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to a decrease in legal settlements and reserve expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest expense decreased $48 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to a decrease in losses and adjustments partially offset by increases in the provision for the reserve for unfunded commitments, impairment on affordable housing investments and marketing expense. Losses and adjustments decreased $120 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to a decrease in legal settlements and reserve expense. The provision for the reserve for unfunded commitments increased $28 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to an increase in unfunded commitments for which the Bancorp holds reserves. Impairment on affordable housing investments increased $15 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to incremental losses resulting from previous growth in the portfolio. The increase for the nine months ended September 30, 2015 also included a $12 million increase in marketing expense compared to the same period in the prior year.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 58.2% and 61.8% for the three and nine months ended September 30, 2015, respectively, compared to 62.1% and 61.6% for the three and nine months ended September 30, 2014, respectively.

Applicable Income Taxes

The Bancorp’s income before income taxes, applicable income tax expense and effective tax rate are as follows:

TABLE 15: Applicable Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Income before income taxes	$515	464	1,417	1,509
Applicable income tax expense	134	124	367	411
Effective tax rate	26.0%	26.7	25.9	27.2

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

The decrease in the effective tax rate for the three and nine months ended September 30, 2015 compared to the same periods in the prior year included the benefit from an increase in the amount of 2015 forecasted income tax credits.

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees and directors. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised and where the Bancorp has not accumulated an excess tax benefit for previously exercised or released stock-based awards, the Bancorp is required to recognize a non-cash charge to income tax expense upon the write-off of the deferred tax asset previously established for these stock-based awards. Based on the accumulated excess tax benefit at September 30, 2015, the Bancorp was not required to recognize a non-cash charge to income tax expense related to stock-based awards for the three and nine months ended September 30, 2015.

Based on the Bancorp’s stock price at September 30, 2015 and the amount of the Bancorp’s accumulation of an excess tax benefit through the period ended September 30, 2015, the Bancorp believes it will be required to recognize a $1 million non-cash charge to income tax expense over the next twelve months related to stock-based awards, primarily in the second quarter of 2016. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future. Therefore, it is possible the Bancorp may be required to recognize a non-cash charge to income tax expense greater than or less than $1 million over the next twelve months.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies loans and leases based upon their primary purpose. Table 16 summarizes end of period loans and leases, including loans held for sale and Table 17 summarizes average total loans and leases, including loans held for sale.

TABLE 16: Components of Total Loans and Leases (includes held for sale)

	September 30, 2015		December 31, 2014
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$42,970	46	$40,801	45
Commercial mortgage loans	7,084	7	7,410	8
Commercial construction loans	3,101	3	2,071	2
Commercial leases	3,901	4	3,721	4

Subtotal – commercial loans and leases	57,056	60	54,003	59

Consumer loans and leases:
Residential mortgage loans	14,197	15	13,582	15
Home equity	8,460	9	8,886	10
Automobile loans	11,829	13	12,037	13
Credit card	2,330	2	2,401	3
Other consumer loans and leases	696	1	436	—

Subtotal – consumer loans and leases	37,512	40	37,342	41

Total loans and leases	$94,568	100	$91,345	100

Total portfolio loans and leases (excludes loans held for sale)	$93,574		$90,084

Loans and leases, including loans held for sale, increased $3.2 billion, or 4%, from December 31, 2014. The increase from December 31, 2014 was the result of a $3.1 billion, or 6%, increase in commercial loans and leases and a $170 million increase in consumer loans and leases.

Commercial loans and leases increased from December 31, 2014 primarily due to increases in commercial and industrial loans and commercial construction loans partially offset by a decrease in commercial mortgage loans. Commercial and industrial loans increased $2.2 billion, or 5%, from December 31, 2014 and commercial construction loans increased $1.0 billion, or 50%, from December 31, 2014 primarily as a result of an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. Commercial mortgage loans decreased $326 million, or 4%, from December 31, 2014 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Consumer loans and leases increased from December 31, 2014 primarily due to increases in residential mortgage loans and other consumer loans and leases partially offset by decreases in home equity, automobile loans and credit card loans. Residential mortgage loans increased $615 million, or 5%, from December 31, 2014 primarily due to the continued retention of certain conforming ARMs and certain other fixed-rate loans originated during the nine months ended September 30, 2015. Other consumer loans and leases increased $260 million, or 60%, from December 31, 2014 primarily as a result of an increase in new loan origination activity. Home equity decreased $426 million, or 5%, from December 31, 2014 and automobile loans decreased $208 million, or 2%, from December 31, 2014 as payoffs exceeded new loan production. Credit card loans decreased $71 million, or 3%, from December 31, 2014 primarily due to seasonal trends from the paydown of year-end balances which were higher due to holiday spending.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 17: Components of Average Total Loans and Leases (includes held for sale)

	September 30, 2015		September 30, 2014
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$43,162	46	$41,525	45
Commercial mortgage loans	7,038	7	7,637	8
Commercial construction loans	2,966	3	1,565	2
Commercial leases	3,847	4	3,576	4

Subtotal – commercial loans and leases	57,013	60	54,303	59

Consumer loans and leases:
Residential mortgage loans	13,976	15	13,342	15
Home equity	8,521	9	9,009	10
Automobile loans	11,881	13	12,105	13
Credit card	2,277	2	2,295	3
Other consumer loans and leases	661	1	374	—

Subtotal – consumer loans and leases	37,316	40	37,125	41

Total average loans and leases	$94,329	100	$91,428	100

Total average portfolio loans and leases (excludes loans held for sale)	$93,373		$90,799

Average loans and leases, including loans held for sale, increased $2.9 billion, or 3%, from September 30, 2014. The increase from September 30, 2014 was the result of a $2.7 billion, or 5%, increase in average commercial loans and leases and a $191 million, or 1%, increase in average consumer loans and leases.

Average commercial loans and leases increased from September 30, 2014 primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial loans increased $1.6 billion, or 4%, from September 30, 2014 and average commercial construction loans increased $1.4 billion, or 90%, from September 30, 2014 primarily as a result of an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. Average commercial mortgage loans decreased $599 million, or 8%, from September 30, 2014 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average consumer loans and leases increased from September 30, 2014 primarily due to increases in average residential mortgage loans and average other consumer loans and leases partially offset by decreases in average home equity and average automobile loans. Average residential mortgage loans increased $634 million, or 5%, from September 30, 2014 primarily driven by the continued retention of certain conforming ARMs and certain other fixed-rate loans. Average other consumer loans and leases increased $287 million, or 77%, from September 30, 2014 primarily as a result of an increase in new loan origination activity. Average home equity decreased $488 million, or 5%, from September 30, 2014 and average automobile loans decreased $224 million, or 2%, from September 30, 2014 as payoffs exceeded new loan production.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. Total investment securities were $29.3 billion and $23.0 billion at September 30, 2015 and December 31, 2014, respectively. The taxable investment securities portfolio had an effective duration of 5.1 years at September 30, 2015 compared to 4.5 years at December 31, 2014.

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

At September 30, 2015, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. Securities classified as below investment grade were immaterial as of September 30, 2015 and December 31, 2014. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. The Bancorp did not recognize OTTI on any of its available-for-sale and other debt securities and recognized $5 million of OTTI on its available-for-sale and other debt securities, included in securities gains, net, in the Condensed Consolidated Statements of Income, during the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2014, the Bancorp recognized $7 million and $24 million of OTTI on its available-for-sale and other debt securities, respectively. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or held-to-maturity debt securities during both the three and nine months ended September 30, 2015 and 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 18: Components of Investment Securities

As of ($ in millions)	September 30, 2015	December 31, 2014
Available-for-sale and other: (amortized cost basis)
U.S. Treasury and federal agencies securities	$1,077	1,545
Obligations of states and political subdivisions securities	137	185
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	14,423	11,968
Agency commercial mortgage-backed securities	7,609	4,465
Non-agency commercial mortgage-backed securities	2,693	1,489
Asset-backed securities and other debt securities	1,345	1,324
Equity securities(b)	702	701

Total available-for-sale and other securities	$27,986	21,677

Held-to-maturity: (amortized cost basis)
Obligations of states and political subdivisions securities	$155	186
Asset-backed securities and other debt securities	2	1

Total held-to-maturity securities	$157	187

Trading: (fair value)
U.S. Treasury and federal agencies securities	$8	14
Obligations of states and political subdivisions securities	18	8
Mortgage-backed securities:
Agency residential mortgage-backed securities	5	9
Non-agency residential mortgage-backed securities	1	—
Asset-backed securities and other debt securities	11	13
Equity securities(b)	331	316

Total trading securities	$374	360

(a)	Includes interest-only mortgage-backed securities of $53 and $175 as of September 30, 2015 and December 31, 2014, respectively, recorded at fair value with fair value changes recorded in securities gains, net in the Condensed Consolidated Financial Statements.
(b)	Equity securities consist of FHLB and FRB restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

On an amortized cost basis, available-for-sale and other securities increased $6.3 billion, or 29%, from December 31, 2014 primarily due to the repositioning of the portfolio for LCR purposes and included increases in agency residential mortgage-backed securities, agency commercial mortgage-backed securities and non-agency commercial mortgage-backed securities. Agency residential mortgage-backed securities increased $2.5 billion, or 21%, from December 31, 2014 primarily due to the purchase of $14.1 billion of agency residential mortgage-backed securities partially offset by sales of $9.8 billion and paydowns of $1.9 billion during the nine months ended September 30, 2015. Agency commercial mortgage-backed securities increased $3.1 billion, or 70%, from December 31, 2014 primarily due to $4.7 billion in purchases of agency commercial mortgage-backed securities partially offset by $1.5 billion in sales and $123 million in paydowns on the portfolio during the nine months ended September 30, 2015. Non-agency commercial mortgage-backed securities increased $1.2 billion, or 81%, from December 31, 2014 primarily due to $1.7 billion in purchases of non-agency commercial mortgage-backed securities partially offset by $380 million in sales and $75 million in paydowns on the portfolio during the nine months ended September 30, 2015.

On an amortized cost basis, available-for-sale and other securities were 22% and 18% of total interest-earning assets at September 30, 2015 and December 31, 2014, respectively. The estimated weighted-average life of the debt securities in the available-for-sale and other portfolio was 6.4 years at September 30, 2015 compared to 5.8 years at December 31, 2014. In addition, at September 30, 2015, the available-for-sale and other securities portfolio had a weighted-average yield of 3.23%, compared to 3.31% at December 31, 2014.

Information presented in Table 19 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale and other portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale and other securities portfolio were $813 million at September 30, 2015 compared to $731 million at December 31, 2014. The increase from December 31, 2014 was primarily due to a decrease in interest rates during the nine months ended September 30, 2015. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 19: Characteristics of Available-for-Sale and Other Securities

As of September 30, 2015 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life of 1 year or less	$274	280	0.8	3.31%
Average life 1 – 5 years	803	843	1.5	4.04

Total	$1,077	1,123	1.3	3.86%
Obligations of states and political subdivisions securities:(a)
Average life of 1 year or less	3	3	0.2	0.05
Average life 1 – 5 years	99	102	2.4	3.36
Average life 5 – 10 years	35	37	7.5	3.95

Total	$137	142	3.6	3.43%
Agency residential mortgage-backed securities:
Average life of 1 year or less	8	9	0.7	5.03
Average life 1 – 5 years	3,345	3,508	4.2	4.08
Average life 5 – 10 years	10,645	10,913	6.3	3.15
Average life greater than 10 years	425	449	12.7	3.53

Total	$14,423	14,879	6.0	3.38%
Agency commercial mortgage-backed securities:
Average life 1 – 5 years	1,199	1,248	4.5	3.08
Average life 5 – 10 years	6,332	6,510	8.3	2.97
Average life greater than 10 years	78	80	12.9	3.07

Total	$7,609	7,838	7.8	2.99%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	132	133	0.7	3.01
Average life 1 – 5 years	295	304	2.4	3.24
Average life 5 – 10 years	2,266	2,320	8.0	3.28

Total	$2,693	2,757	7.0	3.26%
Asset-backed securities and other debt securities:
Average life of 1 year or less	95	94	0.2	2.11
Average life 1 – 5 years	584	593	2.8	2.71
Average life 5 – 10 years	198	197	6.9	2.20
Average life greater than 10 years	468	472	14.0	2.07

Total	$1,345	1,356	7.1	2.37%
Equity securities	702	704

Total available-for-sale and other securities	$27,986	28,799	6.4	3.23%

(a)	Taxable-equivalent yield adjustments included in the above table are 0.00%, 0.00%, 2.10% and 0.53% for securities with an average life of one year or less, 1-5 years, 5-10 years and in total, respectively.

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 69% and 71% of the Bancorp’s asset funding base at September 30, 2015 and December 31, 2014, respectively.

TABLE 20: Deposits

	September 30, 2015		December 31, 2014
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$34,832	34	$34,809	34
Interest checking	24,832	25	26,800	26
Savings	14,632	14	15,051	15
Money market	18,887	19	17,083	17
Foreign office	754	1	1,114	1

Transaction deposits	93,937	93	94,857	93
Other time	4,041	4	3,960	4

Core deposits	97,978	97	98,817	97
Certificates $100,000 and over(a)	2,915	3	2,895	3

Total deposits	$100,893	100	$101,712	100

(a)	Includes $1,419 and $1,483 of certificates $250,000 and over at September 30, 2015 and December 31, 2014, respectively.

Core deposits decreased $839 million, or 1%, from December 31, 2014 driven primarily by a decrease of $920 million, or 1%, in transaction deposits. Transaction deposits decreased from December 31, 2014 primarily due to decreases in interest checking deposits, savings deposits and foreign office deposits, partially offset by an increase in money market deposits. Interest checking deposits decreased $2.0 billion, or 7%, from December 31, 2014 driven primarily by lower balances per account for commercial customers and targeted pricing changes for retail promotional rates and commercial LCR punitive accounts. Savings deposits decreased $419 million, or 3%, from December 31, 2014 driven primarily by a promotional product offering causing a balance migration to money market deposits which increased $1.8 billion, or 11%, from December 31, 2014. The remaining increase in money market deposits is due to higher balances per account and the acquisition of new commercial customers. Foreign office deposits decreased $360 million, or 32%, from December 31, 2014 driven primarily by lower balances per account for commercial customers.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents average deposits for the three months ended:

TABLE 21: Average Deposits

	September 30, 2015		September 30, 2014
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$35,231	34	$31,790	33
Interest checking	25,590	25	24,926	26
Savings	14,868	15	15,759	16
Money market	18,253	18	15,222	16
Foreign office	718	1	1,663	2

Transaction deposits	94,660	93	89,360	93
Other time	4,057	4	3,800	4

Core deposits	98,717	97	93,160	97
Certificates $100,000 and over(a)	2,924	3	3,339	3
Other	222	—	—	—

Total average deposits	$101,863	100	$96,499	100

(a)	Includes $1,389 and $1,553 of average certificates $250,000 and over for the three months ended September 30, 2015 and 2014, respectively.

On an average basis, core deposits increased $5.6 billion, or 6%, from September 30, 2014 due to increases of $5.3 billion, or 6%, in average transaction deposits and $257 million, or 7%, in average other time deposits. The increase in average transaction deposits was driven by increases in average demand deposits, average money market deposits and average interest checking deposits, partially offset by decreases in average foreign office deposits and average savings deposits. Average demand deposits increased $3.4 billion, or 11%, from September 30, 2014 primarily due to an increase in average commercial account balances and new commercial customer accounts. Average money market deposits increased $3.0 billion, or 20%, primarily driven by a promotional product offering and an increase in the average commercial account balances and new commercial customer accounts. The remaining increase in average money market deposits was due to a balance migration from savings deposits which decreased $891 million, or 6%, from September 30, 2014. Average interest checking deposits increased $664 million, or 3%, from September 30, 2014 primarily due to an increase in average balances per account and new commercial customer accounts. Average foreign office deposits decreased $945 million, or 57%, from September 30, 2014 primarily due to lower average balances per account. Average other time deposits increased $257 million, or 7%, from September 30, 2014 primarily from the acquisition of new customers due to promotional interest rates since September 30, 2014. The Bancorp uses certificates $100,000 and over as a method to fund earning assets. Average certificates $100,000 and over decreased $415 million, or 12%, from September 30, 2014 primarily due to the maturity and run-off of retail and institutional certificates of deposit since September 30, 2014.

Contractual maturities

The contractual maturities of certificates $100,000 and over as of September 30, 2015 are summarized in the following table:

TABLE 22: Contractual Maturities of Certificates $100,000 and over

($ in millions)
3 months or less	$586
After 3 months through 6 months	208
After 6 months through 12 months	436
After 12 months	1,685

Total certificates $100,000 and over	$2,915

The contractual maturities of other time deposits and certificates $100,000 and over as of September 30, 2015 are summarized in the following table:

TABLE 23: Contractual Maturities of Other Time Deposits and Certificates $100,000 and over

($ in millions)
Next 12 months	$2,565
13-24 months	1,467
25-36 months	948
37-48 months	677
49-60 months	1,272
After 60 months	27

Total other time deposits and certificates $100,000 and over	$6,956

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Borrowings

Borrowings increased $3.9 billion, or 23%, from December 31, 2014. Table 24 summarizes the end of period components of total borrowings. As of September 30, 2015, total borrowings as a percent of interest-bearing liabilities were 24% compared to 20% at December 31, 2014.

TABLE 24: Borrowings

As of ($ in millions)	September 30, 2015	December 31, 2014
Federal funds purchased	$132	144
Other short-term borrowings	4,904	1,556
Long-term debt	15,527	14,967

Total borrowings	$20,563	16,667

Other short-term borrowings increased $3.3 billion from December 31, 2014 primarily driven by an increase of $3.5 billion in FHLB short-term borrowings, partially offset by a decrease in commercial repurchase agreements. For further information on the components of other short-term borrowings, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements. Long-term debt increased $560 million, or 4%, from December 31, 2014 primarily driven by issuances in the third quarter of 2015 of $1.1 billion of unsecured senior notes and $1.3 billion of unsecured senior bank notes, partially offset by the maturity of $500 million of subordinated fixed-rate bank notes and $1.3 billion of paydowns on long-term debt associated with automobile loan securitizations. For additional information regarding automobile securitizations and long-term debt, refer to Note 11 and Note 15, respectively, of the Notes to Condensed Consolidated Financial Statements.

The following table presents average borrowings for the three months ended:

TABLE 25: Average Borrowings

($ in millions)	September 30, 2015	September 30, 2014
Federal funds purchased	$1,978	520
Other short-term borrowings	1,897	1,973
Long-term debt	14,697	13,955

Total average borrowings	$18,572	16,448

Average borrowings increased $2.1 billion, or 13%, compared to September 30, 2014, due to increases in average long-term debt and average federal funds purchased partially offset by a decrease in average other short-term borrowings. The increase in average long-term debt of $742 million, or 5%, was driven by the issuance of asset-backed securities by consolidated VIEs of $1.0 billion related to an automobile loan securitization during the fourth quarter of 2014 and the previously mentioned unsecured senior note issuances in the third quarter of 2015. The impact of these issuances was partially offset by the aforementioned maturity of subordinated fixed-rate bank notes and paydowns on long-term debt associated with automobile loan securitizations since the third quarter of 2014. The level of average federal funds purchased and average other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Additional information on each business segment is included in Note 23 of the Notes to Condensed Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices or businesses change.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding federal funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2015 to reflect the current market rates and updated duration assumptions. These rates were generally lower than those in place during 2014, thus net interest income for deposit providing businesses was negatively impacted for the three and nine months ended September 30, 2015.

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

The results of operations and financial position for the three and nine months ended September 30, 2014 were adjusted to reflect the transfer of certain customers and Bancorp employees from Commercial Banking to Branch Banking, effective January 1, 2015. In addition, the prior year balances were adjusted to reflect a change in internal allocation methodology.

Net income (loss) by business segment is summarized in the following table:

TABLE 26: Net Income by Business Segment

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Income Statement Data
Commercial Banking	$153	212	519	580
Branch Banking	102	96	201	258
Consumer Lending	13	3	102	(18)
Investment Advisors	15	13	40	40
General Corporate and Other	98	16	188	238

Net income	381	340	1,050	1,098
Less: Net income attributable to noncontrolling interests	—	—	(6)	2

Net income attributable to Bancorp	381	340	1,056	1,096
Dividends on preferred stock	15	12	52	44

Net income available to common shareholders	$366	328	1,004	1,052

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 27: Commercial Banking

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Income Statement Data
Net interest income (FTE)(a)	$418	416	1,221	1,227
Provision for loan and lease losses	138	47	208	184
Noninterest income:
Corporate banking revenue	104	99	276	311
Service charges on deposits	72	72	212	210
Other noninterest income	52	47	142	121
Noninterest expense:
Personnel costs	73	74	228	230
Other noninterest expense	269	249	828	756

Income before taxes	166	264	587	699
Applicable income tax expense(a)(b)	13	52	68	119

Net income	$153	212	519	580

Average Balance Sheet Data
Commercial loans and leases, including held for sale	$53,824	51,069	52,705	50,591
Demand deposits	20,712	18,393	20,476	17,939
Interest checking deposits	8,996	7,593	9,170	7,970
Savings and money market deposits	6,838	5,601	6,479	5,700
Other time deposits and certificates $100,000 and over	1,161	1,544	1,256	1,398
Foreign office deposits	717	1,652	839	1,948

(a)	Includes FTE adjustments of $5 for both the three months ended September 30, 2015 and 2014 and $14 and $15 for the nine months ended September 30, 2015 and 2014, respectively.
(b)	Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Net income was $153 million for the three months ended September 30, 2015 compared to net income of $212 million for the three months ended September 30, 2014. The decrease was driven by increases in the provision for loan and lease losses and noninterest expense partially offset by an increase in noninterest income. Net income was $519 million for the nine months ended September 30, 2015 compared to net income of $580 million for the nine months ended September 30, 2014. The decrease was driven by increases in noninterest expense and the provision for loan and lease losses as well as decreases in noninterest income and net interest income on an FTE basis.

Net interest income on an FTE basis increased $2 million and decreased $6 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2015 was primarily driven by increases in FTP credits due to an increase in average core deposits. The increase for the three months ended September 30, 2015 was partially offset by a decline in yields of 22 bps on average commercial loans and leases compared to the same period in the prior year as well as increases in FTP charges on loans and leases and an increase in interest expense on savings and money market deposits both driven by increases in average balances. The decrease for the nine months ended September 30, 2015 was primarily driven by a decline in yields of 20 bps on average commercial loans and leases compared to the same period in the prior year as well as increases in FTP charges on loans and leases and an increase in interest expense on savings and money market deposits both driven by increases in average balances. The decrease for the nine months ended September 30, 2015 was partially offset by increases in FTP credits due to an increase in average demand deposits.

Provision for loan and lease losses increased $91 million and $24 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase for both periods included a $102 million charge-off associated with the restructuring of a student loan backed commercial credit originated in 2007. The nine months ended September 30, 2014 included net charge-offs related to certain impaired commercial and industrial loans in the first and third quarters of 2014. Net charge-offs as a percent of average portfolio loans and leases increased to 101 bps for the three months ended September 30, 2015 compared to 36 bps for the same period in the prior year and increased to 53 bps for the nine months ended September 30, 2015 compared to 49 bps for the same period in the prior year.

Noninterest income increased $10 million and decreased $12 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2015 was driven by increases in other noninterest income and corporate banking revenue. Other noninterest income increased $5 million for the three months ended September 30, 2015 from the same period in the prior year driven by increases in foreign exchange translation gains and operating lease income. Corporate banking revenue increased $5 million for the three months ended September 30, 2015 from the same period in the prior year primarily driven by increases in institutional sales revenue and loan syndications revenue partially offset by lower foreign exchange fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease for the nine months ended September 30, 2015 was driven by a decrease in corporate banking revenue partially offset by an increase in other noninterest income. Corporate banking revenue decreased $35 million for the nine months ended September 30, 2015 from the same period in the prior year primarily driven by impairment charges of $36 million related to certain operating lease equipment that was recognized during the nine months ended September 30, 2015. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information. The nine months ended September 30, 2015 also included an $18 million decrease in syndication fees as a result of decreased activity in the market. The decreases for the nine months ended September 30, 2015 were partially offset by higher institutional sales revenue, interest rate derivative fees, foreign exchange fees and business lending fees compared to the same period in the prior year. Other noninterest income increased $21 million for the nine months ended September 30, 2015 from the same period in the prior year driven by increases in gains on loan sales and operating lease income.

Noninterest expense increased $19 million and $70 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year as a result of an increase in other noninterest expense. The increase in other noninterest expense for both periods was primarily driven by increases in corporate overhead allocations, operating lease expense and impairment on affordable housing investments primarily due to incremental losses resulting from previous growth in the portfolio.

Average commercial loans increased $2.8 billion and $2.1 billion for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial portfolio loans increased $1.6 billion and $1.3 billion for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year and average commercial construction portfolio loans increased $1.4 billion and $1.2 billion for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year primarily as a result of an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. Average commercial mortgage portfolio loans decreased $527 million and $583 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average core deposits increased $4.0 billion and $3.4 billion for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2015 was primarily driven by increases in average demand deposits, average interest checking deposits and average savings and money market deposits which increased $2.3 billion, $1.4 billion and $1.2 billion, respectively, compared to the same period in the prior year. This increase was partially offset by a decrease in average foreign deposits of $935 million for the three months ended September 30, 2015 compared to the same period in the prior year. The increase for the nine months ended September 30, 2015 was primarily driven by increases in average demand deposits, average interest checking deposits and average savings and money market deposits which increased $2.5 billion, $1.2 billion and $779 million, respectively, compared to the same period in the prior year. This increase was partially offset by a decrease in average foreign deposits of $1.1 billion for the nine months ended September 30, 2015 compared to the same period in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Branch Banking

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,295 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 28: Branch Banking

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Income Statement Data
Net interest income	$395	396	1,148	1,171
Provision for loan and lease losses	39	50	122	142
Noninterest income:
Service charges on deposits	73	73	206	206
Card and processing revenue	60	59	176	168
Investment advisory revenue	40	40	120	115
Other noninterest income	24	22	(34)	49
Noninterest expense:
Personnel costs	130	134	397	408
Net occupancy and equipment expense	63	62	186	185
Card and processing expense	38	35	108	98
Other noninterest expense	165	161	492	477

Income before taxes	157	148	311	399
Applicable income tax expense	55	52	110	141

Net income	$102	96	201	258

Average Balance Sheet Data
Consumer loans, including held for sale	$14,269	14,982	14,449	15,017
Commercial loans, including held for sale	1,963	2,137	1,994	2,208
Demand deposits	12,771	11,800	12,561	11,723
Interest checking deposits	9,003	8,992	9,096	9,107
Savings and money market deposits	25,155	24,487	25,448	23,703
Other time deposits and certificates $100,000 and over	5,202	4,732	5,141	4,620

Net income was $102 million for the three months ended September 30, 2015 compared to net income of $96 million for the three months ended September 30, 2014. The increase was driven by a decrease in the provision for loan and lease losses and an increase in noninterest income partially offset by an increase in noninterest expense. Net income was $201 million for the nine months ended September 30, 2015 compared to $258 million for the same period in the prior year. The decrease was driven by decreases in noninterest income and net interest income and an increase in noninterest expense partially offset by a decrease in the provision for loan and lease losses.

Net interest income decreased $1 million and $23 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The decreases for both periods were primarily driven by changes made to the Bancorp’s deposit advance product beginning January 1, 2015 and a decline in interest income on average home equity loans driven by a decrease in average balances compared to the same periods in the prior year. The decreases for both periods were partially offset by a decrease in FTP charges on loans and leases due to a decrease in average balances and a decrease in interest expense on average savings and money market deposits due to a decline in the rates paid. The decreases for both periods were also partially offset by increases in FTP credits for demand deposits and other time deposits driven by average deposit growth and an increase in FTP credits for interest checking deposits due to an increase in FTP credit rates for this product.

Provision for loan and lease losses decreased $11 million and $20 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year primarily due to improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 97 bps for both the three and nine months ended September 30, 2015 compared to 116 bps and 110 bps for the three and nine months ended September 30, 2014, respectively.

Noninterest income increased $3 million and decreased $70 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase for the three months ended was driven by an increase in other noninterest income and card and processing revenue. The decrease for the nine months ended was primarily driven by a decrease in other noninterest income partially offset by increases in card and processing revenue and investment advisory revenue. Other noninterest income decreased $83 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily driven by impairment losses associated with lower of cost or market adjustments on long-lived assets of $104 million compared to $18 million for the nine months ended September 30, 2014. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information on bank premises and equipment and the Branch Consolidation and Sales Plan. Card and processing revenue increased $8 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to an increase in the number of actively used cards and an increase in customer spend volume. Investment advisory revenue increased $5 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to an increase in recurring securities brokerage fees driven by higher sales volume as well as an increase in private client service fees due to an increase in personal asset management fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense increased $4 million and $15 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increases for both periods were due to increases in other noninterest expense and card and processing expense partially offset by a decrease in personnel costs. Other noninterest expense increased $4 million for the three months ended September 30, 2015 compared to the same period in the prior year primarily due to increases in corporate overhead allocations and higher operational losses. Other noninterest expense increased $15 million for the nine months ended September 30, 2015 compared to the same period in the prior year due to higher operational losses and increases in marketing expense and corporate overhead allocations. Card and processing expense increased $3 million and $10 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year driven by increased fraud prevention related expenses. These increases were partially offset by decreases of $4 million and $11 million in personnel costs for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year driven by a decrease in employee benefits expense due to changes in the Bancorp’s employee benefit plan implemented in 2015.

Average consumer loans decreased $713 million and $568 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. These decreases were primarily driven by decreases in average home equity portfolio loans of $427 million and $304 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year and decreases in average residential mortgage portfolio loans of $261 million and $265 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production. Average commercial loans decreased $174 million and $214 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. These decreases were primarily driven by decreases in average commercial mortgage portfolio loans of $109 million and $135 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year and decreases in average commercial and industrial portfolio loans of $71 million and $87 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production.

Average core deposits increased $1.9 billion and $2.9 billion for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. These increases were primarily driven by net growth in average savings and money market deposits of $668 million and $1.7 billion, respectively, and growth in average demand deposits of $971 million and $838 million, respectively, for the three and nine months ended September 30, 2015 compared to the same periods in the prior year. The net growth in average savings and money market deposits was driven by a promotional product offering and the growth in average demand deposits was driven by an increase in average account balances.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 29: Consumer Lending

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Income Statement Data
Net interest income	$62	64	187	193
Provision for loan and lease losses	11	17	33	55
Noninterest income:
Mortgage banking net revenue	69	60	268	244
Other noninterest income	7	11	59	36
Noninterest expense:
Personnel costs	47	43	139	140
Other noninterest expense	59	71	183	306

Income (loss) before taxes	21	4	159	(28)
Applicable income tax expense (benefit)	8	1	57	(10)

Net income (loss)	$13	3	102	(18)

Average Balance Sheet Data
Residential mortgage loans, including held for sale	$9,393	8,873	9,089	8,808
Home equity	414	486	433	504
Automobile loans	11,381	11,562	11,401	11,510
Other consumer loans, including held for sale	3	12	14	19

Net income was $13 million for the three months ended September 30, 2015 compared to net income of $3 million for the three months ended September 30, 2014. Net income was $102 million for the nine months ended September 30, 2015 compared to a net loss of $18 million for the nine months ended September 30, 2014. The increase for both periods was driven by decreases in noninterest expense and the provision for loan and lease losses and an increase in noninterest income partially offset by a decrease in net interest income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income decreased $2 million and $6 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The decreases were primarily driven by lower yields on average residential mortgage loans and average automobile loans partially offset by decreases in FTP charges on loans and leases.

Provision for loan and lease losses decreased $6 million and $22 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year primarily due to improved delinquency metrics on residential mortgage loans and home equity loans. Net charge-offs as a percent of average portfolio loans and leases decreased to 22 bps for the three months ended September 30, 2015 compared to 33 bps for the same period in the prior year and decreased to 22 bps for the nine months ended September 30, 2015 compared to 36 bps for the same period in the prior year.

Noninterest income increased $5 million and $47 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2015 was driven by an increase in mortgage banking net revenue partially offset by a decrease in other noninterest income. Mortgage banking net revenue increased $9 million for the three months ended September 30, 2015 from the same period in the prior year driven by a $12 million increase in mortgage origination fees and gains on loan sales partially offset by a $3 million decrease in net mortgage servicing revenue. Other noninterest income decreased $4 million for the three months ended September 30, 2015 from the same period in the prior year driven by a decrease in retail service fees. The increase for the nine months ended September 30, 2015 was driven by increases in mortgage banking net revenue and other noninterest income. Mortgage banking net revenue increased $24 million for the nine months ended September 30, 2015 compared to the same period in the prior year driven by a $14 million increase in mortgage origination fees and gains on loan sales and a $10 million increase in net mortgage servicing revenue. Refer to the Noninterest Income section of MD&A for additional information on the fluctuations in mortgage banking net revenue. Other noninterest income increased $23 million for the nine months ended September 30, 2015 from the same period in the prior year primarily driven by a $37 million gain on the sale of held for sale residential mortgage loans classified as TDRs in the first quarter of 2015. This increase was partially offset by a decrease in retail service fees.

Noninterest expense decreased $8 million and $124 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year driven by decreases in other noninterest expense of $12 million and $123 million, respectively. The decrease for both periods was primarily due to decreased legal expenses and operational losses. The decrease for the three months ended September 30, 2015 was partially offset by an increase of $4 million in personnel costs driven by increased compensation expense due to increases in incentive compensation, primarily in the mortgage business, and base compensation.

Average consumer loans and leases increased $258 million and $96 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. Average residential mortgage loans, including held for sale, increased $520 million and $281 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year primarily due to the continued retention of certain conforming ARMs and certain other fixed-rate loans. Average automobile loans decreased $181 million and $109 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year and average home equity loans decreased $72 million and $71 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production.

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

The following table contains selected financial data for the Investment Advisors segment:

TABLE 30: Investment Advisors

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Income Statement Data
Net interest income	$33	30	91	90
Provision for loan and lease losses	—	1	3	3
Noninterest income:
Investment advisory revenue	100	101	306	300
Other noninterest income	2	1	9	8
Noninterest expense:
Personnel costs	42	39	127	122
Other noninterest expense	70	72	215	211

Income before taxes	23	20	61	62
Applicable income tax expense	8	7	21	22

Net income	$15	13	40	40

Average Balance Sheet Data
Loans and leases	$2,982	2,216	2,732	2,233
Core deposits	8,944	9,524	9,489	9,473

Net income was $15 million for the three months ended September 30, 2015 compared to net income of $13 million for the same period in the prior year. The increase was driven primarily by an increase in net interest income. Net income was $40 million for both the nine months ended September 30, 2015 and 2014. Net income was flat as a result of an increase in noninterest income offset by an increase in noninterest expense.

Net interest income increased $3 million and $1 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase for both periods was primarily due to an increase in interest income on loans and leases due to increases in average balances and an increase in FTP credits on interest checking deposits due to an increase in FTP credit rates partially offset by increases on FTP charges on loans and leases driven by increases in average balances.

Provision for loan and lease losses decreased $1 million and was flat for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year.

Noninterest income was flat and increased $7 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase for the nine months ended was primarily due to a $6 million increase in investment advisory revenue as a result of higher recurring securities brokerage fees driven by higher sales volume.

Noninterest expense increased $1 million and $9 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2015 was primarily driven by an increase in personnel costs partially offset by a decrease in other noninterest expense. The increase for the nine months ended September 30, 2015 was primarily driven by increases in personnel costs and other noninterest expense. Personnel costs increased $3 million and $5 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year primarily due to increased compensation expense driven by higher incentive compensation and base compensation. Other noninterest expense decreased $2 million for the three months ended September 30, 2015 compared to the same period in the prior year primarily due to a decrease in corporate overhead allocations. Other noninterest expense increased $4 million for the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to an increase in third-party custodial expenses and higher operational losses.

Average loans and leases increased $766 million and $499 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase for both the three and nine months ended September 30, 2015 was primarily due to increases in average residential mortgage loans and average other consumer loans primarily driven by increases in new loan origination activity. The increase for the nine months ended September 30, 2015 was partially offset by a decrease in average home equity loans as payoffs exceeded new loan production.

Average core deposits decreased $580 million for the three months ended September 30, 2015 compared to the same period in the prior year primarily due to a decline in average interest checking balances. Average core deposits increased $16 million for the nine months ended September 30, 2015 compared to the same period in the prior year.

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

Net interest income for the three months ended September 30, 2015 was a negative $2 million compared to net interest income of $2 million for the same period in the prior year. Net interest income for the nine months ended September 30, 2015 was $3 million compared to $31 million for the same period in the prior year. Decreases in net interest income for both periods were primarily due to increases in FTP credits on deposits allocated to business segments driven by increases in average deposits. The remaining decrease in net interest income was due to an increase in interest expense on long-term debt and a decrease in the benefit related to the FTP charges on loans and leases partially offset by an increase in interest income on taxable securities. Results for the three and nine months ended September 30, 2015 were impacted by a benefit of $32 million and $61 million, respectively, compared to a benefit of $44 million and $168 million for the three and nine months ended September 30, 2014, respectively, due to reductions in the ALLL.

Noninterest income increased $175 million and $112 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase in noninterest income for both periods was primarily driven by positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC. The positive valuation adjustment on the stock warrant associated with Vantiv Holding, LLC was $130 million for the three months ended September 30, 2015 compared to the negative valuation adjustment of $53 million during the three months ended September 30, 2014. The positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC were $215 million for the nine months ended September 30, 2015 compared to the negative valuation adjustments of $26 million during the nine months ended September 30, 2014. Additionally, equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC increased $4 million compared to the three months ended September 30, 2014 and increased $9 million compared to the nine months ended September 30, 2014. The nine months ended September 30, 2014 included the impact of a gain of $125 million on the sale of Vantiv, Inc. shares in the second quarter of 2014. Noninterest income also included a $5 million increase in the negative valuation adjustment related to the Visa total return swap for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The nine months ended September 30, 2015 included an $8 million increase in the negative valuation adjustments related to the Visa total return swap compared to the same period in the prior year. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B shares, refer to Note 22 of the Notes to Condensed Consolidated Financial Statements

Noninterest expense for both the three and nine months ended September 30, 2015 was an expense of $25 million compared to a benefit of $14 million and $31 million for the three and nine months ended September 30, 2014, respectively. The increase for the three months ended September 30, 2015 compared to the same period in the prior year was primarily due to increases in personnel costs, an increase in the provision for the reserve for unfunded commitments and an increase in FDIC insurance and other taxes partially offset by increased corporate overhead allocations from General Corporate and Other to the other business segments. The increase for the nine months ended September 30, 2015 compared to the same period in the prior year was primarily due to increases in personnel costs, an increase in the provision for the reserve for unfunded commitments and increased litigation and regulatory activity partially offset by increased corporate overhead allocations from General Corporate and Other to the other business segments.

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

The following tables provide a summary of potential problem loans and leases:

TABLE 31: Potential Problem Loans and Leases

As of September 30, 2015 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$1,396	1,399	1,885
Commercial mortgage loans	194	195	196
Commercial construction loans	8	8	11
Commercial leases	37	37	38

Total potential problem loans and leases	$1,635	1,639	2,130

TABLE 32: Potential Problem Loans and Leases

As of December 31, 2014 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$1,022	1,028	1,344
Commercial mortgage loans	272	273	273
Commercial construction loans	7	7	11
Commercial leases	29	29	29

Total potential problem loans and leases	$1,330	1,337	1,657

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

The outlook is for reasonably positive economic and employment growth in the U.S. during the remainder of 2015. The U.S. job market is slowly but steadily improving. Housing prices have largely stabilized and are increasing in many markets and there has been an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. However, a weakness in the global economic conditions, stress on capital markets, a prolonged downturn in commodity prices and a relatively low interest rate environment may directly or indirectly impact the Bancorp’s growth and profitability.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. As of September 30, 2015, consumer real estate loans originated from 2005 to 2008 represent approximately 21% of the consumer real estate portfolio and approximately 59% and 62% of total losses for the three and nine months ended September 30, 2015, respectively. Loss rates continue to improve as newer vintages are performing within expectations. Currently, the level of new commercial real estate fundings is slightly above the amortization and pay-off of the portfolio with growth in the commercial construction portfolio as those markets have rebounded. The Bancorp continues to engage in loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, as well as utilizing commercial and consumer loan workout teams. For commercial and consumer loans owned by the Bancorp, loan modification strategies are developed that are workable for both the borrower and the Bancorp when the borrower displays a willingness to cooperate. These strategies typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP 2.0 programs. For loans refinanced under the HARP 2.0 program, the Bancorp strictly adheres to the underwriting requirements of the program and promptly sells the refinanced loan back to the agencies. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics. The Bancorp participates in trial modifications in conjunction with the HAMP program for loans it services for FHLMC and FNMA. As these trial modifications relate to loans serviced for others, they are not included in the Bancorp’s TDRs as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loan. As of September 30, 2015, repurchased loans restructured or refinanced under these programs were immaterial to the Condensed Consolidated Financial Statements. Additionally, as of September 30, 2015, $16 million of loans refinanced under HARP 2.0 were included in loans held for sale in the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2015, the Bancorp recognized $1 million and $5 million, respectively, of noninterest income in mortgage banking net revenue in the Condensed Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP 2.0 programs compared to $2 million and $10 million for the same periods in the prior year.

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

At September 30, 2015, the Bancorp’s non-power producing energy portfolio balance was $1.6 billion, representing approximately 2% of total loans and leases. This portfolio continues to be an important part of the Bancorp’s commercial business strategy. Due to the sensitivity of this portfolio to downward movements in oil prices, the Bancorp has seen migration in the portfolio into criticized classifications during 2015. When establishing the ALLL, all portfolio and general economic factors are considered, including the level of criticized assets and the level of commodity prices.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 33: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of September 30, 2015 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$145	272	2,038
Commercial mortgage nonowner-occupied loans	139	209	2,015

Total	$284	481	4,053

TABLE 34: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million

As of December 31, 2014 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$148	248	1,982
Commercial mortgage nonowner-occupied loans	243	333	2,423

Total	$391	581	4,405

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 35: Commercial Loan and Lease Portfolio (excluding loans held for sale)

	September 30, 2015			December 31, 2014
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By industry:
Manufacturing	$11,035	20,710	74	10,315	20,496	55
Real estate	6,402	10,017	55	5,392	8,612	32
Financial services and insurance	5,840	13,108	13	6,097	13,557	20
Healthcare	4,662	6,589	25	4,133	6,322	20
Business services	4,438	6,747	33	4,644	7,109	79
Wholesale trade	4,353	8,191	23	4,314	8,004	62
Retail trade	3,895	7,597	13	3,754	7,190	22
Transportation and warehousing	3,165	4,751	—	3,012	4,276	1
Communication and information	3,070	5,086	2	2,409	4,140	3
Construction	1,956	3,375	11	1,864	3,352	25
Accommodation and food	1,936	3,249	7	1,712	2,945	9
Entertainment and recreation	1,724	2,981	7	1,451	2,321	10
Mining	1,525	2,755	—	1,862	3,323	3
Utilities	1,105	2,771	—	1,044	2,551	—
Other services	872	1,212	9	881	1,207	11
Public administration	523	620	—	567	658	—
Agribusiness	341	526	5	318	444	11
Individuals	159	209	3	170	201	4
Other	7	7	6	14	17	—

Total	$57,008	100,501	286	53,953	96,725	367

By loan size:
Less than $200,000	1%	1	9	1	1	6
$200,000 to $1 million	4	3	13	5	3	15
$1 million to $5 million	10	8	26	11	9	22
$5 million to $10 million	8	7	41	8	7	19
$10 million to $25 million	24	21	11	25	22	24
Greater than $25 million	53	60	—	50	58	14

Total	100%	100	100	100	100	100

By state:
Ohio	16%	17	12	17	20	11
Michigan	8	7	9	9	8	11
Illinois	8	7	12	7	8	6
Florida	7	7	19	7	6	17
Indiana	5	5	5	5	5	5
North Carolina	4	4	1	3	4	2
Kentucky	3	3	2	3	3	2
Tennessee	3	3	—	3	3	—
Pennsylvania	3	3	7	3	2	7
All other states	43	44	33	43	41	39

Total	100%	100	100	100	100	100

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s commercial loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas. The following tables provide analysis of nonowner-occupied commercial real estate loans (excludes loans held for sale):

TABLE 36: Nonowner-Occupied Commercial Real Estate(a)

As of September 30, 2015					Net Charge-offs (Recoveries) for September 30, 2015
($ in millions) By state:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,319	1,600	—	7	—	(1)
Illinois	678	1,082	—	6	—	—
Florida	636	1,002	—	10	—	3
Michigan	612	673	—	14	3	3
North Carolina	354	597	—	—	—	(1)
Indiana	288	409	2	—	—	—
All other states	2,396	4,373	—	26	7	12

Total	$6,283	9,736	2	63	10	16

(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 37: Nonowner-Occupied Commercial Real Estate(a)

As of September 30, 2014					Net Charge-offs (Recoveries) for September 30, 2014
($ in millions) By state:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,224	1,646	1	10	(2)	(2)
Illinois	432	867	—	6	—	2
Florida	528	768	—	11	—	1
Michigan	762	825	—	12	—	5
North Carolina	350	521	—	2	—	(1)
Indiana	238	333	—	2	—	—
All other states	1,678	3,047	—	6	2	2

Total	$5,212	8,007	1	49	—	7

(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

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

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and adjustable-rate residential mortgage loans. Resets of rates on ARMs are not expected to have a material impact on credit costs in the current interest rate environment, as $841 million of adjustable-rate residential mortgage loans will have rate resets during the next twelve months. Of these resets, 66% are expected to experience an increase in rate, with an average increase of approximately one fifth of a percent.

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

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 38: Residential Mortgage Portfolio Loans by LTV at Origination

	September 30, 2015		December 31, 2014
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$10,075	65.5%	$9,220	65.1%
LTV > 80%, with mortgage insurance	1,269	93.4	1,206	93.8
LTV > 80%, no mortgage insurance	2,048	96.2	1,963	96.2

Total	$13,392	73.0%	$12,389	73.0%

The following tables provide analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 39: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance

As of September 30, 2015				Net Charge-offs for September 30, 2015
($ in millions) By state:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$530	1	4	1	3
Illinois	348	—	1	—	1
Michigan	270	1	1	1	1
Florida	264	—	5	—	—
Indiana	139	—	1	—	—
North Carolina	110	—	1	—	—
Kentucky	81	1	—	—	—
All other states	306	1	1	—	—

Total	$2,048	4	14	2	5

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 40: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance

As of September 30, 2014				Net Charge-offs for September 30, 2014
($ in millions) By state:	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$603	2	15	1	3
Illinois	296	—	5	—	1
Michigan	327	1	6	1	3
Florida	272	1	6	—	1
Indiana	137	1	3	—	1
North Carolina	106	—	1	—	—
Kentucky	92	—	1	—	—
All other states	344	1	3	—	1

Total	$2,177	6	40	2	10

Home Equity Portfolio

The Bancorp’s home equity portfolio is primarily comprised of home equity lines of credit. Beginning in the first quarter of 2013, the Bancorp’s newly originated home equity lines of credit have a 10-year interest-only draw period followed by a 20-year amortization period. The home equity line of credit previously offered by the Bancorp was a revolving facility with a 20-year term, minimum payments of interest-only and a balloon payment of principal at maturity.

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $2.7 billion and $5.7 billion, respectively, as of September 30, 2015. Of the total $8.4 billion of outstanding home equity loans:

•	85% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois;

•	35% are in senior lien positions and 65% are in junior lien positions at September 30, 2015;

•	Over 81% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended September 30, 2015; and

•	The portfolio had an average refreshed FICO score of 741 at September 30, 2015 and 740 at December 31, 2014.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 41: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score

	September 30, 2015		December 31, 2014
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior liens:
FICO < 620	$163	2%	$178	2%
FICO 621-719	573	7	613	7
FICO > 720	2,217	26	2,257	25

Total senior liens	2,953	35	3,048	34
Junior liens:
FICO < 620	406	5	471	6
FICO 621-719	1,439	17	1,542	17
FICO > 720	3,629	43	3,825	43

Total junior liens	5,474	65	5,838	66

Total	$8,427	100%	$8,886	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 42: Home Equity Portfolio Loans Outstanding by LTV at Origination

	September 30, 2015		December 31, 2014
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior liens:
LTV ≤ 80%	$2,570	55.1%	$2,635	55.2%
LTV > 80%	383	89.1	413	89.1

Total senior liens	2,953	59.7	3,048	60.0
Junior liens:
LTV ≤ 80%	3,131	67.6	3,281	67.4
LTV > 80%	2,343	90.9	2,557	91.1

Total junior liens	5,474	79.3	5,838	79.6

Total	$8,427	71.9%	$8,886	72.4%

The following tables provide analysis of home equity portfolio loans by state with combined LTV greater than 80%:

TABLE 43: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%

As of September 30, 2015					Net Charge-offs for September 30, 2015
($ in millions) By state:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,089	1,819	—	9	1	4
Michigan	544	802	—	7	1	4
Illinois	312	467	—	4	1	3
Indiana	228	364	—	3	1	2
Kentucky	216	355	—	2	—	1
Florida	97	132	—	3	—	1
All other states	240	334	—	4	1	2

Total	$2,726	4,273	—	32	5	17

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 44: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%

As of September 30, 2014					Net Charge-offs for September 30, 2014
($ in millions) By state:	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Nine Months Ended
Ohio	$1,135	1,842	—	8	2	7
Michigan	635	909	—	8	2	7
Illinois	354	517	—	6	2	5
Indiana	268	416	—	3	1	2
Kentucky	254	401	—	2	1	2
Florida	110	147	—	2	—	2
All other states	284	387	—	5	1	4

Total	$3,040	4,619	—	34	9	29

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of September 30, 2015, 50% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile portfolio loans outstanding by LTV at origination as of:

TABLE 45: Automobile Portfolio Loans Outstanding by LTV at Origination

	September 30, 2015		December 31, 2014
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$8,009	81.7%	$8,212	81.6%
LTV > 100%	3,817	111.2	3,825	111.0

Total	$11,826	91.6%	$12,037	91.3%

The following table provides an analysis of the Bancorp’s automobile portfolio loans with a LTV at origination greater than 100%:

TABLE 46: Automobile Portfolio Loans Outstanding with a LTV Greater than 100%

As of ($ in millions)				Net Charge-offs for
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Three Months Ended	Nine Months Ended
September 30, 2015	$3,817	5	1	5	14
September 30, 2014	3,792	4	1	4	12

European Exposure

The Bancorp has no direct sovereign exposure to any European nation as of September 30, 2015. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $3.7 billion and funded exposure was $2.0 billion as of September 30, 2015. Additionally, the Bancorp was within its established country exposure limits for all European countries.

The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and financial institutions as of September 30, 2015:

TABLE 47: European Exposure

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure	Funded Exposure	Total Exposure(a)	Funded Exposure
Peripheral Europe(b)	$—	—	—	—	344	240	344	240
Other Eurozone(c)	—	—	69	64	2,218	1,132	2,287	1,196

Total Eurozone	$—	—	69	64	2,562	1,372	2,631	1,436
Other Europe(d)	—	—	44	44	1,044	530	1,088	574

Total Europe	$—	—	113	108	3,606	1,902	3,719	2,010

(a)	Total exposure includes funded exposure and unfunded commitments, reported net of collateral.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Eurozone (primarily the United Kingdom and Switzerland).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 48. Refer to the nonaccrual section of Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional delinquency and nonperforming asset information.

Nonperforming assets, including loans held for sale, were $608 million at September 30, 2015 compared to $783 million at December 31, 2014. At September 30, 2015, $2 million of nonaccrual loans were held for sale, compared to $39 million at December 31, 2014.

Nonperforming assets as a percent of total loans, leases and other assets, including OREO and nonaccrual loans held for sale as of September 30, 2015 were 0.64%, compared to 0.86% as of December 31, 2014. Excluding nonaccrual loans held for sale, nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO, were 0.65% as of September 30, 2015 compared to 0.82% as of December 31, 2014. The composition of nonaccrual loans and leases continues to be concentrated in real estate as 54% of nonaccrual loans and leases were secured by real estate as of September 30, 2015 compared with 50% as of December 31, 2014.

Commercial nonperforming loans and leases were $287 million at September 30, 2015, a decrease of $104 million from December 31, 2014 as charge-offs, loan paydowns/payoffs, loan transfers to OREO and loans sold outpaced new nonaccruals. Excluding commercial nonperforming loans and leases held for sale, commercial nonperforming loans and leases at September 30, 2015 decreased $81 million compared to December 31, 2014.

Consumer nonperforming loans and leases were $173 million at September 30, 2015, a decrease of $54 million from December 31, 2014. The decrease was primarily due to loan paydowns/payoffs, charge-offs, and transfers to performing and OREO which outpaced new nonaccrual loans, as well as the sale of $10 million of held for sale residential mortgage loans classified as TDRs during the first quarter of 2015. Excluding consumer nonperforming loans and leases held for sale, consumer nonperforming loans and leases at September 30, 2015 decreased $40 million compared to December 31, 2014. Geographical market conditions continue to be a large driver of nonaccrual activity as Florida properties represent approximately 11% of residential mortgage balances, but represent 31% of nonaccrual loans at September 30, 2015. Refer to Table 49 for a rollforward of the nonperforming loans and leases.

OREO and other repossessed property was $148 million at September 30, 2015, compared to $165 million at December 31, 2014. The Bancorp recognized $3 million in losses on the sale or write-down of OREO properties for the both the three months ended September 30, 2015 and 2014 and $16 million and $22 million in losses for the nine months ended September 30, 2015 and 2014, respectively. The decrease from the nine months ended September 30, 2014 was primarily due to a modest improvement in general economic conditions.

For the three and nine months ended September 30, 2015, approximately $8 million and $26 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and nine months ended September 30, 2014 approximately $13 million and $40 million, respectively, of interest income would have been recognized. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 48: Summary of Nonperforming Assets and Delinquent Loans

As of ($ in millions)	September 30, 2015	December 31, 2014
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$47	86
Commercial mortgage loans	60	64
Commercial leases	2	3
Residential mortgage loans	31	44
Home equity	65	72
Restructured portfolio loans and leases:
Commercial and industrial loans	120	142
Commercial mortgage loans(d)	50	71
Commercial construction loans	6	—
Commercial leases	1	1
Residential mortgage loans	24	33
Home equity	17	21
Automobile loans	2	1
Credit card	33	41

Total nonperforming portfolio loans and leases(c)	$458	579
OREO and other repossessed property(e)	148	165

Total nonperforming portfolio assets	$606	744
Nonaccrual loans held for sale	1	39
Restructured loans - nonaccrual held for sale	1	—

Total nonperforming assets including loans held for sale	$608	783

Loans and leases 90 days past due and accruing
Commercial and industrial loans	$3	—
Commercial mortgage loans	2	—
Residential mortgage loans(b)	40	56
Automobile loans	8	8
Credit card	17	23

Total loans and leases 90 days past due and accruing	$70	87

Nonperforming assets as a percent of portfolio loans, leases and other assets, including OREO(a)	0.65%	0.82
ALLL as a percent of nonperforming assets(a)	208	178

(a)	Excludes nonaccrual loans held for sale.
(b)	Information for all periods presented excludes loans whose repayments are insured by the FHA or guaranteed by the VA. These loans were $337 as of September 30, 2015 and $373 as of December 31, 2014. The Bancorp recognized $2 and $6 on these insured or guaranteed loans for the three and nine months ended September 30, 2015, respectively, and $2 and $9 for the three and nine months ended September 30, 2014, respectively.
(c)	Includes $8 and $9 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at September 30, 2015 and December 31, 2014, respectively, and $4 of restructured nonaccrual government insured commercial loans at both September 30, 2015 and December 31, 2014.
(d)	Excludes $21 of restructured nonaccrual loans at both September 30, 2015 and December 31, 2014, associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(e)	Excludes $18 and $71 of OREO related to government insured loans at September 30, 2015 and December 31, 2014, respectively. The Bancorp has historically excluded government guaranteed loans classified in OREO from its nonperforming asset disclosures. Upon the prospective adoption on January 1, 2015 of ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure,” government guaranteed loans meeting certain criteria will be reclassified to other receivables rather than OREO upon foreclosure. As of September 30, 2015, the Bancorp had $40 of government guaranteed loans classified as other receivables. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further information on the adoption of this amended guidance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 49: Rollforward of Portfolio Nonperforming Loans and Leases

For the nine months ended September 30, 2015 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Beginning balance	$367	77	135	579
Transfers to nonperforming	349	49	115	513
Transfers to performing	(6)	(27)	(52)	(85)
Transfers from held for sale	—	5	—	5
Transfers to held for sale	—	—	(1)	(1)
Loans sold from portfolio	(9)	—	—	(9)
Loan paydowns/payoffs	(152)	(12)	(21)	(185)
Transfers to OREO	(19)	(25)	(13)	(57)
Charge-offs	(251)	(12)	(46)	(309)
Draws/other extensions of credit	7	—	—	7

Ending balance	$286	55	117	458

For the nine months ended September 30, 2014 ($ in millions)
Beginning balance	$458	166	127	751
Transfers to nonperforming	421	105	163	689
Transfers to performing	(70)	(61)	(73)	(204)
Transfers to held for sale	(4)	—	—	(4)
Loans sold from portfolio	(38)	—	—	(38)
Loan paydowns/payoffs	(136)	(41)	(4)	(181)
Transfers to OREO	(34)	(53)	(16)	(103)
Charge-offs	(217)	(4)	(74)	(295)
Draws/other extensions of credit	5	—	—	5

Ending balance	$385	112	123	620

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

Consumer restructured loans on accrual status totaled $973 million and $905 million at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, the percent of restructured residential mortgage loans, home equity loans and credit card loans that are past due 30 days or more from their modified terms were 30%, 10% and 28%, respectively.

The following tables summarize TDRs by loan type and delinquency status:

TABLE 50: Performing and Nonperforming TDRs

	Performing
As of September 30, 2015 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial loans(b)	$565	5	1	177	748
Residential mortgage loans(a)	431	51	107	24	613
Home equity	318	18	—	17	353
Credit card(c)	25	4	—	33	62
Automobile	18	1	—	2	21

Total	$1,357	79	108	253	1,797

(a)	Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2015, these advances represented $193 of current loans, $40 of 30-89 days past due loans and $99 of 90 days or more past due loans.
(b)	As of September 30, 2015, excludes $7 of restructured accruing loans and $21 of restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(c)	Excludes restructured nonaccrual loans held for sale.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 51: Performing and Nonperforming TDRs

	Performing
As of December 31, 2014 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total
Commercial loans(b)(c)	$867	2	—	214	1,083
Residential mortgage loans(a)(c)	312	54	119	33	518
Home equity	337	23	—	21	381
Credit card	31	6	—	41	78
Automobile loans	22	1	—	1	24

Total	$1,569	86	119	310	2,084

(a)	Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2014, these advances represented $165 of current loans, $42 of 30-89 days past due loans and $102 of 90 days or more past due loans.
(b)	As of December 31, 2014, excludes $7 of restructured accruing loans and $21 of restructured nonaccrual loans associated with a consolidated variable interest entity in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(c)	Excludes restructured nonaccrual loans held for sale.

Analysis of Net Loan Charge-offs

Net charge-offs were 80 bps and 50 bps of average portfolio loans and leases for the three months ended September 30, 2015 and 2014, respectively, and were 53 bps and 57 bps for the nine months ended September 30, 2015 and 2014, respectively. Table 52 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases increased to 99 bps and 54 bps during the three and nine months ended September 30, 2015, respectively, compared to 40 bps and 51 bps during the three and nine months ended September 30, 2014, respectively. The increase for both periods included a charge-off associated with the restructuring of a student loan backed commercial credit originated in 2007. The nine months ended September 30, 2014 included net charge-offs related to certain impaired commercial and industrial loans in the first and third quarters of 2014. Net charge-offs related to nonowner-occupied commercial real estate were $10 million and $16 million for the three and nine months ended September 30, 2015, respectively. There were no net charge-offs related to nonowner-occupied commercial real estate for the three months ended September 30, 2014 and $7 million for the nine months ended September 30, 2014. Net charge-offs related to nonowner-occupied commercial real estate are recorded in the commercial mortgage loans and commercial construction loans captions in Table 52. Net charge-offs on these loans represented 7% of total commercial loan and lease net charge-offs for both the three and nine months ended September 30, 2015.

The ratio of consumer loan and lease net charge-offs to average portfolio consumer loans and leases decreased to 51 bps and 52 bps during the three and nine months ended September 30, 2015, respectively, compared to 66 bps for both the three and nine months ended September 30, 2014. Residential mortgage loan net charge-offs, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $6 million and $17 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year driven by improvements in delinquencies and loss severities. The Bancorp expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality residential mortgage loans.

Home equity net charge-offs decreased $5 million and $18 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year primarily due to improvements in loss severities. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loans, credit card and other consumer loans and leases net charge-offs remained relatively flat compared to the same periods in the prior year. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 52: Summary of Credit Loss Experience

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Losses charged-off:
Commercial and industrial loans	$(133)	(62)	(216)	(198)
Commercial mortgage loans	(13)	(10)	(32)	(25)
Commercial construction loans	(3)	—	(3)	(13)
Residential mortgage loans	(6)	(12)	(23)	(41)
Home equity	(13)	(18)	(42)	(61)
Automobile loans	(11)	(11)	(33)	(33)
Credit card	(24)	(26)	(72)	(72)
Other consumer loans and leases	(6)	(7)	(16)	(21)

Total losses charged-off	$(209)	(146)	(437)	(464)

Recoveries of losses previously charged-off:
Commercial and industrial loans	5	12	16	21
Commercial mortgage loans	2	5	8	9
Commercial construction loans	—	—	—	1
Residential mortgage loans	3	3	9	10
Home equity	4	4	11	12
Automobile loans	4	4	14	13
Credit card	3	3	9	10
Other consumer loans and leases	—	—	4	4

Total recoveries of losses previously charged-off	$21	31	71	80

Net losses charged-off:
Commercial and industrial loans	(128)	(50)	(200)	(177)
Commercial mortgage loans	(11)	(5)	(24)	(16)
Commercial construction loans	(3)	—	(3)	(12)
Residential mortgage loans	(3)	(9)	(14)	(31)
Home equity	(9)	(14)	(31)	(49)
Automobile loans	(7)	(7)	(19)	(20)
Credit card	(21)	(23)	(63)	(62)
Other consumer loans and leases	(6)	(7)	(12)	(17)

Total net losses charged-off	$(188)	(115)	(366)	(384)

Net charge-offs as a percent of average portfolio loans and leases:
Commercial and industrial loans	1.17%	0.48	0.63	0.58
Commercial mortgage loans	0.66	0.24	0.44	0.28
Commercial construction loans	0.43	(0.11)	0.15	1.17

Total commercial loans	0.99%	0.40	0.54	0.51

Residential mortgage loans	0.10	0.28	0.15	0.34
Home equity	0.42	0.63	0.48	0.71
Automobile loans	0.23	0.24	0.22	0.22
Credit card	3.77	3.89	3.66	3.67
Other consumer loans and leases	3.52	8.13	3.33	6.26

Total consumer loans and leases	0.51%	0.66	0.52	0.66

Total net losses charged-off as a percent of portfolio loans and leases	0.80%	0.50	0.53	0.57

Allowance for Credit Losses

The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. The ALLL provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the ALLL each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall ALLL, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall level of the ALLL as a percent of portfolio loans and leases. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio. More information on the ALLL can be found in Management’s Discussion and Analysis — Critical Accounting Policies in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014.

During the nine months ended September 30, 2015, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $144 million at September 30, 2015. In addition, the Bancorp’s determination of the ALLL for residential mortgage and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage and consumer loans would increase by approximately $32 million at September 30, 2015. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 53: Changes in Allowance for Credit Losses

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
ALLL:
Balance, beginning of period	$1,293	1,458	1,322	1,582
Losses charged-off	(209)	(146)	(437)	(464)
Recoveries of losses previously charged-off	21	31	71	80
Provision for loan and lease losses	156	71	305	216

Balance, end of period	$1,261	1,414	1,261	1,414

Reserve for unfunded commitments:
Balance, beginning of period	$132	142	135	162
Benefit from (provision for) unfunded commitments	2	(8)	—	(28)
Charge-offs	—	—	(1)	—

Balance, end of period	$134	134	134	134

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

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.12% at both September 30, 2015 and December 31, 2014. The unallocated allowance was 9% and 8% of the total allowance at September 30, 2015 and December 31, 2014, respectively.

As shown in Table 54, the ALLL as a percent of portfolio loans and leases was 1.35% at September 30, 2015 compared to 1.47% at December 31, 2014. The ALLL was $1.3 billion at both September 30, 2015 and December 31, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 54: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

As of ($ in millions)	September 30, 2015	December 31, 2014
Attributed ALLL:
Commercial and industrial loans	$633	673
Commercial mortgage loans	125	140
Commercial construction loans	25	17
Commercial leases	45	45
Residential mortgage loans	98	104
Home equity	70	87
Automobile loans	41	33
Credit card	96	104
Other consumer loans and leases	14	13
Unallocated	114	106

Total attributed ALLL	$1,261	1,322

Portfolio loans and leases:
Commercial and industrial loans	$42,948	40,765
Commercial mortgage loans	7,061	7,399
Commercial construction loans	3,101	2,069
Commercial leases	3,898	3,720
Residential mortgage loans	13,392	12,389
Home equity	8,427	8,886
Automobile loans	11,826	12,037
Credit card	2,229	2,401
Other consumer loans and leases	692	418

Total portfolio loans and leases	$93,574	90,084

Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.47%	1.65
Commercial mortgage loans	1.77	1.89
Commercial construction loans	0.81	0.82
Commercial leases	1.15	1.21
Residential mortgage loans	0.73	0.84
Home equity	0.83	0.98
Automobile loans	0.35	0.27
Credit card	4.31	4.33
Other consumer loans and leases	2.02	3.11
Unallocated (as a percent of total portfolio loans and leases)	0.12	0.12

Attributed ALLL as a percent of total portfolio loans and leases	1.35%	1.47

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp’s interest rate risk exposure is evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming 100 bps and 200 bps parallel ramped increases and a 25 bps parallel rate decrease in interest rates. In accordance with policy, the 100 bps and 200 bps parallel ramped increase rate movements are assumed to occur over one year and are sustained thereafter. The 25 bps parallel rate decrease is an immediate change. The analysis would typically include 100 bps and 200 bps parallel ramped decreases in interest rates; however, this analysis is currently omitted due to the current low levels of certain interest rates. Applying the ramps would result in certain interest rates becoming negative in the parallel ramped decrease scenarios.

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

Another important deposit modeling assumption is the amount by which interest bearing deposit rates will increase when market rates increase. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp deposit rates will increase for a given increase in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average interest-bearing deposit beta of approximately 70%, which is approximately 20 percentage points higher than the 50% beta that the Bancorp experienced in the last FRB tightening cycle from June 2004 to June 2006.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also evaluates the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of:

TABLE 55: Estimated NII Sensitivity Profile

	September 30, 2015				September 30, 2014
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+ 200	1.63%	5.40	(4.00)	(6.00)	1.70	6.71	(4.00)	(6.00)
+ 100	0.87	3.49	—	—	0.85	3.99	—	—
- 25	(1.19)	(2.00)	—	—	(0.92)	(1.69)	—	—

At September 30, 2015, the Bancorp’s net interest income would benefit in both year one and year two under the parallel rate ramp increases. The Bancorp’s net interest income would decline in both year one and year two under the parallel 25 bps rate decrease. The net interest income sensitivity profile is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. The changes in the sensitivity profile compared to September 30, 2014 are primarily attributable to composition changes in loan and deposit portfolios.

Tables 56 and 57 provide information on the Bancorp’s estimated net interest income sensitivity profile given changes to balances or certain key assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows the Bancorp’s estimated net interest income sensitivity profile with a $1 billion decrease and a $1 billion increase in demand deposit balances as of September 30, 2015:

TABLE 56: Estimated NII Sensitivity Assuming a $1 Billion Change in Demand Deposit Balances

	Percent Change in NII (FTE)
	$1 Billion Balance Decrease		$1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	1.35%	4.83	1.92	5.97
+100	0.73	3.21	1.01	3.78

The following table shows the Bancorp’s estimated net interest income sensitivity profile with a 25% increase and a 25% decrease to the deposit beta assumption as of September 30, 2015. The resulting weighted-average interest-bearing deposit beta included in this analysis is approximately 88% and 53%, respectively, as of September 30, 2015:

TABLE 57: Estimated NII Sensitivity with Deposit Beta Assumption Changes

	Percent Change in NII (FTE)
	Betas 25% Higher		Betas 25% Lower
Change in Interest Rates (bps)	12 Months	13 to 24 Months	12 Months	13 to 24 Months
+200	(1.46)%	(0.79)	4.73	11.58
+100	(0.68)	0.40	2.41	6.58

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

The following table shows the Bancorp’s EVE sensitivity profile as of:

TABLE 58: Estimated EVE Sensitivity Profile

	September 30, 2015		September 30, 2014
Change in Interest Rates (bps)	Change in EVE	ALCO Policy Limit	Change in EVE	ALCO Policy Limit
+200	(4.75)%	(12.00)	(4.26)	(12.00)
+100	(1.92)	—	(1.96)	—
+25	(0.37)	—	(0.45)	—
-25	0.28	—	0.33	—

The EVE sensitivity to rising rates is modestly negative at September 30, 2015, and is slightly positive to a decline in market rates. The rising rate sensitivity is up from the EVE sensitivity at September 30, 2014. The slight increase in risk in the +200 bps scenario is related to growth in investment portfolio balances partially offset by the impact of growth in intermediate-term fixed-rate liabilities.

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

The Bancorp also establishes derivatives contracts with major financial institutions to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. For further information including the notional amount and fair values of these derivatives, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable-rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows as of September 30, 2015:

TABLE 59: Portfolio Loans and Leases Expected Cash Flows

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$22,231	19,273	1,444	42,948
Commercial mortgage loans	2,779	3,839	443	7,061
Commercial construction loans	1,264	1,816	21	3,101
Commercial leases	778	1,755	1,365	3,898

Subtotal - commercial loans and leases	27,052	26,683	3,273	57,008

Residential mortgage loans	2,954	5,723	4,715	13,392
Home equity	1,075	1,687	5,665	8,427
Automobile loans	5,265	6,428	133	11,826
Credit card	446	1,783	—	2,229
Other consumer loans and leases	479	180	33	692

Subtotal - consumer loans and leases	10,219	15,801	10,546	36,566

Total	$37,271	42,484	13,819	93,574

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of September 30, 2015:

TABLE 60: Portfolio Loans and Leases Expected Cash Flows Occurring After 1 Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$2,843	17,874
Commercial mortgage loans	960	3,322
Commercial construction loans	17	1,820
Commercial leases	3,120	—

Subtotal - commercial loans and leases	6,940	23,016

Residential mortgage loans	7,664	2,774
Home equity	618	6,734
Automobile loans	6,508	53
Credit card	538	1,245
Other consumer loans and leases	15	198

Subtotal - consumer loans and leases	15,343	11,004

Total	$22,283	34,020

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $756 million and $856 million as of September 30, 2015 and December 31, 2014, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during both the three and nine months ended September 30, 2015 and during the nine months ended September 30, 2014 which caused actual prepayments on the servicing portfolio to increase. The increase in actual prepayments on the servicing portfolio caused modeled prepayment speeds to increase, which led to a temporary impairment of $77 million and $38 million on servicing rights during the three and nine months ended September 30, 2015, respectively, and a temporary impairment of $7 million during the nine months ended September 30, 2014. Mortgage rates increased during the three months ended September 30, 2014 which caused modeled prepayments speeds to decrease, which led to a recovery of temporary impairment of $21 million during the three months ended September 30, 2014. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

to the MSR valuation, the Bancorp recognized net gains of $85 million and $119 million on derivatives associated with its non-qualifying hedging strategy during the three and nine months ended September 30, 2015, respectively, compared to net losses of $22 million and net gains of $40 million during the same periods in the prior year. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at September 30, 2015 and December 31, 2014 was $870 million and $720 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

LIQUIDITY RISK MANAGEMENT

The goal of liquidity management is to provide adequate funds to meet changes in loan and lease demand, unexpected levels of deposit withdrawals and other contractual obligations. Mitigating liquidity risk is accomplished by maintaining liquid assets in the form of cash, investment securities, maintaining sufficient unused borrowing capacity in the debt markets and delivering consistent growth in core deposits. A summary of certain obligations and commitments to make future payments under contracts is included in Note 17 of the Notes to Condensed Consolidated Financial Statements.

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

Table 59 of the Market Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $28.8 billion of securities in the Bancorp’s available-for-sale and other portfolio at September 30, 2015, $4.3 billion in principal and interest is expected to be received in the next 12 months and an additional $3.6 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans totaling $1.4 billion and $4.4 billion during the three and nine months ended September 30, 2015, respectively, compared to $1.3 billion and $7.4 billion during the three and nine months ended September 30, 2014, respectively. For further information on the transfer of financial assets, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and shareholders’ equity funded 81% and 82% of its average total assets for the three and nine months ended September 30, 2015, respectively, and 82% for both the three and nine months ended September 30, 2014. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of September 30, 2015, $8.9 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. On July 27, 2015, the Bancorp issued and sold $1.1 billion of senior fixed-rate notes. At September 30, 2015, the Bancorp has approximately $36.1 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

The Bancorp’s banking subsidiary’s global bank note program has a borrowing capacity of $25 billion. On August 20, 2015, the Bank issued and sold $1.0 billion of senior fixed-rate notes and $250 million of senior floating-rate notes. The Bancorp has $18.4 billion of borrowing capacity under the bank note program as of September 30, 2015.

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

Section 165 of the DFA requires the FRB to establish enhanced liquidity standards in the U.S. for BHCs with total assets of $50 billion or greater. On October 10, 2014, the U.S. Banking Agencies published final rules implementing a quantitative liquidity requirement consistent with the LCR standard established by the BCBS for large internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. In addition, a Modified LCR requirement was finalized for BHCs with $50 billion or more in total consolidated assets that are not internationally active, such as Fifth Third. The Modified LCR requires BHCs to maintain HQLA equal to its calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Modified LCR is effective January 1, 2016 and requires BHCs to calculate its LCR on a monthly basis. The final rule includes a transition period for the modified LCR in which BHCs must maintain HQLA of 90% of its calculated net cash outflows for 2016 and then 100% beginning in 2017. The Bancorp estimates its Modified LCR was 107% at September 30, 2015 calculated under the Modified LCR final rule. For more information on LCR, refer to the Non-GAAP Financial Measures section of MD&A.

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

TABLE 61: Agency Ratings

As of November 5, 2015	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A	AL
Subordinated debt	Baa1	BBB	A-	BBBH
Fifth Third Bank:
Short-term	P-1	A-2	F1	R-1L
Long-term deposit	Aa3	No rating	A+	A
Senior debt	A3	A-	A	A
Subordinated debt	Baa1	BBB+	A-	AL

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

Capital Ratios

The Basel III Final Rule was effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of its components and other provisions. It established quantitative measures that assign risk weightings to assets and off-balance sheet items and also defined and set minimum regulatory capital requirements. The minimum capital ratios established under the Basel III Final Rule are 4.5% for the CET1 capital ratio, 6% for the Tier I risk-based capital ratio, 8% for the Total risk-based capital ratio and 4% for the Tier I capital to average consolidated assets (leverage ratio). The U.S. banking agencies define “well-capitalized” ratios for CET1 capital, Tier I risk-based capital, Total risk-based capital and Tier I capital to average consolidated assets (leverage ratio) greater than or equal to 6.5%, 8%, 10% and 5%, respectively. Additionally, the Basel III Final Rule includes a capital conservation buffer of CET1 capital of 2.5% in additional to the 4.5% minimum requirement, or 7%, in order to avoid limitations on capital distributions and discretionary bonus payments to executive officers. The Bancorp exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

The Bancorp made a one-time permanent election to not include AOCI in CET1 capital in the March 31, 2015 FFIEC 031 and FR Y-9C filings. The Basel III Final Rule phases out the inclusion of certain TruPS as a component of Tier I capital. Under these provisions, these TruPS would qualify as a component of Tier II capital. At September 30, 2015, the Bancorp’s Tier I capital included $12 million of TruPS representing approximately 1 bp of risk-weighted assets.

The following table summarizes the Bancorp’s capital ratios as of:

TABLE 62: Capital Ratios

($ in millions)	September 30, 2015	December 31, 2014
Average total Bancorp shareholders’ equity as a percent of average assets	11.24%	11.54
Tangible equity as a percent of tangible assets(a)	9.28	9.41
Tangible common equity as a percent of tangible assets (excluding unrealized gains/losses)(a)	8.32	8.43

	Basel III Transitional(b)	Basel I(c)
CET1 capital	$11,574	N/A
Tier I capital	12,914	12,764
Total regulatory capital	16,849	16,895
Risk-weighted assets	123,148	117,878

Regulatory capital ratios:
CET1 capital	9.40%	N/A
Tier I risk-based capital	10.49	10.83
Total risk-based capital	13.68	14.33
Tier I leverage	9.38	9.66
Tier I common equity(a)	N/A	9.65

	Basel III Fully Phased-In
CET1 capital(a)	9.30%	N/A

(a)	For further information on these ratios, refer to the Non-GAAP Financial Measures section of MD&A.
(b)	Under the banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting weighted values are added together resulting in the total risk-weighted assets.
(c)	These capital amounts and ratios were calculated under the Supervisory Agencies general risk-based capital rules (Basel I) which were in effect prior to January 1, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Stress Tests and CCAR

In 2011 the FRB adopted the capital plan rule, which requires BHCs with consolidated assets of $50 billion or more to submit annual capital plans to the FRB for review. Under the rule, these capital plans must include detailed descriptions of the following: the BHC’s internal processes for assessing capital adequacy; the policies governing capital actions such as common stock issuances, dividends, and share repurchases; and all planned capital actions over a nine-quarter planning horizon. Further, each BHC must also report to the FRB the results of stress tests conducted by the BHC under a number of scenarios that assess the sources and uses of capital under baseline and stressed economic scenarios. The FRB launched the 2015 capital planning and stress testing program, CCAR, on October 23, 2014, with firm submissions of stress test results and capital plans to the FRB due on January 5, 2015, which the Bancorp submitted as required.

The FRB’s review of the capital plan assessed the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan. Additionally, the FRB reviewed the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratios and above a Tier I common ratio of 5% on a pro forma basis under expected and stressful conditions throughout the planning horizon. The FRB assessed the Bancorp’s strategies for addressing proposed revisions to the regulatory capital framework agreed upon by the BCBS and requirements arising from the DFA.

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

As contemplated by the 2014 CCAR, during the first quarter of 2015, the Bancorp entered into a $180 million accelerated share repurchase transaction. As contemplated by the 2015 CCAR, the Bancorp entered into $155 million and $300 million of accelerated share repurchase transactions during the second and third quarters of 2015, respectively. For further information, refer to Note 16 of the Notes to Condensed Consolidated Financial Statements.

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

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.13 for both the three months ended September 30, 2015 and 2014 and $0.39 and $0.38 for the nine months ended September 30, 2015 and 2014, respectively. The Bancorp entered into or settled a number of accelerated share repurchase transactions during the nine months ended September 30, 2015. Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information on the accelerated share repurchases.

The following table summarizes the monthly share repurchase activity for the three months ended September 30, 2015:

TABLE 63: Share Repurchases

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
July 1, 2015 - July 31, 2015	949,024	$20.43	842,655	55,192,176
August 1, 2015 - August 31, 2015	6,116,805	20.30	6,039,792	49,152,384
September 1, 2015 - September 30, 2015	7,976,839	19.66	7,884,776	41,267,608

Total	15,042,668	$19.97	14,767,223	41,267,608

(a)	Includes 275,445 shares repurchased during the third quarter of 2015 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	In March of 2014, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. The authorization does not include specific price targets or an expiration date.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts, including commitments to extend credit, letters of credit, forward contracts related to held for sale residential mortgage loans, noncancelable operating lease obligations, purchase obligations and capital commitments for private equity investments. Refer to Note 17 of the Notes to Condensed Consolidated Financial Statements for additional information on commitments.

Guarantees and Contingent Liabilities

The Bancorp has performance obligations upon the occurrence of certain events provided in certain contractual arrangements, including residential mortgage loans sold with representation and warranty provisions or credit recourse. Refer to Note 17 of the Notes to Condensed Consolidated Financial Statements for additional information on guarantees and contingent liabilities.

Transactions with Non-consolidated VIEs

The Bancorp engages in a variety of activities that involve VIEs, which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The investments in those entities in which the Bancorp was determined not to be the primary beneficiary but holds a variable interest in the entity are accounted for under the equity method of accounting or other accounting standards as appropriate and not consolidated. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information on non-consolidated VIEs.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	As of
($ in millions, except share data)	September 30, 2015	December 31, 2014
Assets
Cash and due from banks(a)	$2,455	3,091
Available-for-sale and other securities(b)	28,799	22,408
Held-to-maturity securities(c)	157	187
Trading securities	374	360
Other short-term investments	1,994	7,914
Loans held for sale(d)	994	1,261
Portfolio loans and leases(a) (e)	93,574	90,084
Allowance for loan and lease losses(a)	(1,261)	(1,322)

Portfolio loans and leases, net	92,313	88,762
Bank premises and equipment(f)	2,264	2,465
Operating lease equipment	680	728
Goodwill	2,416	2,416
Intangible assets	13	15
Servicing rights	757	858
Other assets(a)	8,702	8,241

Total Assets	$141,918	138,706

Liabilities
Deposits:
Interest-bearing deposits	$66,061	66,903
Noninterest-bearing deposits	34,832	34,809

Total deposits(g)	100,893	101,712
Federal funds purchased	132	144
Other short-term borrowings	4,904	1,556
Accrued taxes, interest and expenses	1,990	2,020
Other liabilities(a)	2,614	2,642
Long-term debt(a)	15,527	14,967

Total Liabilities	$126,060	123,041

Equity
Common stock(h)	$2,051	2,051
Preferred stock(i)	1,331	1,331
Capital surplus	2,659	2,646
Retained earnings	11,826	11,141
Accumulated other comprehensive income	522	429
Treasury stock(h)	(2,563)	(1,972)

Total Bancorp shareholders’ equity	$15,826	15,626
Noncontrolling interests	32	39

Total Equity	15,858	15,665

Total Liabilities and Equity	$141,918	138,706

(a)	Includes $137 and $179 of cash and due from banks, $2,179 and $3,378 of portfolio loans and leases, $(27) and $(22) of ALLL, $18 and $25 of other assets, $3 and $5 of other liabilities, and $2,136 and $3,434 of long-term debt from consolidated VIEs that are included in their respective captions above at September 30, 2015 and December 31, 2014, respectively. For further information refer to Note 11.
(b)	Amortized cost of $27,986 and $21,677 at September 30, 2015 and December 31, 2014, respectively.
(c)	Fair value of $157 and $187 at September 30, 2015 and December 31, 2014, respectively.
(d)	Includes $617 and $561 of residential mortgage loans held for sale measured at fair value at September 30, 2015 and December 31, 2014, respectively.
(e)	Includes $173 and $108 of residential mortgage loans measured at fair value at September 30, 2015 and December 31, 2014, respectively.
(f)	Includes $81 and $26 of bank premises and equipment held for sale at September 30, 2015 and December 31, 2014, respectively. For further information refer to Note 7.
(g)	Includes $665 and $0 of deposits held for sale at September 30, 2015 and December 31, 2014, respectively. For further information refer to Note 7.
(h)	Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at September 30, 2015 – 795,439,309 (excludes 128,453,272 treasury shares), December 31, 2014 – 824,046,952 (excludes 99,845,629 treasury shares).
(i)	446,000 shares of undesignated no par value preferred stock are authorized and unissued at September 30, 2015 and December 31, 2014; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at September 30, 2015 and December 31, 2014; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference; 18,000 authorized shares, issued and outstanding at September 30, 2015 and December 31, 2014; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at September 30, 2015 and December 31, 2014.

Refer to Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions, except share data)	2015	2014	2015	2014
Interest Income
Interest and fees on loans and leases	$795	827	2,355	2,477
Interest on securities	230	189	637	538
Interest on other short-term investments	1	2	7	5

Total interest income	1,026	1,018	2,999	3,020
Interest Expense
Interest on deposits	44	51	140	147
Interest on other short-term borrowings	1	1	2	2
Interest on long-term debt	80	63	221	174

Total interest expense	125	115	363	323

Net Interest Income	901	903	2,636	2,697
Provision for loan and lease losses	156	71	305	216

Net Interest Income After Provision for Loan and Lease Losses	745	832	2,331	2,481
Noninterest Income
Service charges on deposits	145	145	419	418
Investment advisory revenue	103	103	315	307
Corporate banking revenue	104	100	280	311
Mortgage banking net revenue	71	61	274	248
Card and processing revenue	77	75	225	218
Other noninterest income	213	33	378	300
Securities gains, net	—	3	9	18

Total noninterest income	713	520	1,900	1,820
Noninterest Expense
Salaries, wages and incentives	387	357	1,139	1,083
Employee benefits	72	75	248	255
Net occupancy expense	77	78	238	236
Technology and communications	56	53	165	158
Card and processing expense	40	37	114	104
Equipment expense	31	30	92	90
Other noninterest expense	280	258	818	866

Total noninterest expense	943	888	2,814	2,792

Income Before Income Taxes	515	464	1,417	1,509
Applicable income tax expense	134	124	367	411

Net Income	381	340	1,050	1,098
Less: Net income attributable to noncontrolling interests	—	—	(6)	2

Net Income Attributable to Bancorp	381	340	1,056	1,096
Dividends on preferred stock	15	12	52	44

Net Income Available to Common Shareholders	$366	328	1,004	1,052

Earnings per share - basic	$0.46	0.39	1.24	1.25
Earnings per share - diluted	$0.45	0.39	1.22	1.23

Average common shares outstanding - basic	795,792,825	829,391,505	803,269,681	837,854,214
Average common shares outstanding - diluted	805,022,588	838,324,420	812,099,365	848,068,145
Cash dividends declared per common share	$0.13	0.13	0.39	0.38

Refer to Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Net Income	$381	340	1,050	1,098
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during period	208	(69)	64	233
Reclassification adjustment for net gains included in net income	(7)	(3)	(11)	(16)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains (losses) arising during period	42	(3)	71	19
Reclassification adjustment for net gains included in net income	(13)	(7)	(36)	(20)
Defined benefit pension plans, net:
Net actuarial loss arising during period	(1)	—	(3)	—
Reclassification of amounts to net periodic benefit costs	2	1	8	3

Other comprehensive income (loss), net of tax:	231	(81)	93	219

Comprehensive Income	612	259	1,143	1,317
Less: Comprehensive income attributable to noncontrolling interests	—	—	(6)	2

Comprehensive Income Attributable to Bancorp	$612	259	1,149	1,315

Refer to Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2013	$2,051	1,034	2,561	10,156	82	(1,295)	14,589	37	14,626
Net income				1,096			1,096	2	1,098
Other comprehensive income, net of tax					219		219		219
Cash dividends declared:
Common stock at $0.38 per share				(320)			(320)		(320)
Preferred stock(a)				(44)			(44)		(44)
Shares acquired for treasury			67			(541)	(474)		(474)
Issuance of preferred stock		297					297		297
Impact of stock transactions under stock compensation plans, net			(7)	(2)		50	41		41

Balance at September 30, 2014	$2,051	1,331	2,621	10,886	301	(1,786)	15,404	39	15,443

Balance at December 31, 2014	$2,051	1,331	2,646	11,141	429	(1,972)	15,626	39	15,665
Net income				1,056			1,056	(6)	1,050
Other comprehensive income, net of tax					93		93		93
Cash dividends declared:
Common stock at $0.39 per share				(315)			(315)		(315)
Preferred stock(b)				(52)			(52)		(52)
Shares acquired for treasury			5			(640)	(635)		(635)
Impact of stock transactions under stock compensation plans, net			8			46	54		54
Other				(4)		3	(1)	(1)	(2)

Balance at September 30, 2015	$2,051	1,331	2,659	11,826	522	(2,563)	15,826	32	15,858

(a)	For the nine months ended September 30, 2014, dividends were $637.50 per preferred share for Perpetual Preferred Stock, Series H, $1,343.40 per preferred share for Perpetual Preferred Stock, Series I and $391.32 per preferred share for Perpetual Preferred Stock, Series J.
(b)	For the nine months ended September 30, 2015, dividends were $637.50 per preferred share for Perpetual Preferred Stock, Series H, $1,242.18 per preferred share for Perpetual Preferred Stock, Series I and $1,225.00 per preferred share for Perpetual Preferred Stock, Series J.

Refer to Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended September 30,
($ in millions)	2015	2014
Operating Activities
Net income	$1,050	1,098
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	305	216
Depreciation, amortization and accretion	333	307
Stock-based compensation expense	78	63
Benefit from deferred income taxes	(13)	(15)
Securities gains, net	(5)	(18)
Provision for MSR impairment	38	7
Net gains on sales of loans and fair value adjustments on loans held for sale	(91)	(55)
Net losses on disposition and impairment of bank premises and equipment	102	16
Operating lease equipment impairment	36	—
Proceeds from sales of loans held for sale	3,816	4,434
Loans originated for sale, net of repayments	(3,945)	(3,965)
Dividends representing return on equity method investments	19	24
Gain on sales of Vantiv, Inc. shares	—	(125)
Net change in:
Trading securities	(21)	(45)
Other assets	86	403
Accrued taxes, interest and expenses	(81)	(149)
Other liabilities	(190)	(641)

Net Cash Provided by Operating Activities	1,517	1,555

Investing Activities
Sales:
Available-for-sale securities	11,692	4,354
Loans	718	115
Bank premises and equipment	25	14
Repayments / maturities:
Available-for-sale securities	2,263	1,664
Held-to-maturity securities	30	17
Purchases:
Available-for-sale securities	(20,573)	(9,890)
Bank premises and equipment	(118)	(156)
Proceeds from sales and dividends representing return of equity method investments	35	236
Net change in:
Other short-term investments	5,920	1,479
Loans and leases	(4,121)	(2,701)
Operating lease equipment	(41)	(52)

Net Cash Used in Investing Activities	(4,170)	(4,920)

Financing Activities
Net change in:
Core deposits	(839)	1,472
Certificates $100,000 and over, including other foreign office	20	(3,455)
Federal funds purchased	(12)	(136)
Other short-term borrowings	3,348	1,350
Dividends paid on common shares	(319)	(314)
Dividends paid on preferred shares	(52)	(44)
Proceeds from issuance of long-term debt	2,342	5,599
Repayment of long-term debt	(1,809)	(961)
Repurchase of treasury shares and related forward contract	(635)	(474)
Issuance of preferred shares	—	297
Other	(27)	(22)

Net Cash Provided by Financing Activities	2,017	3,312

Decrease in Cash and Due from Banks	(636)	(53)
Cash and Due from Banks at Beginning of Period	3,091	3,178

Cash and Due from Banks at End of Period	$2,455	3,125

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014 and the cash flows and changes in equity for the nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2014 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the nine months ended September 30:

($ in millions)	2015	2014
Cash payments:
Interest	$392	351
Income taxes	335	384
Transfers:
Portfolio loans to loans held for sale	470	117
Loans held for sale to portfolio loans	274	24
Portfolio loans to OREO	77	117
Loans held for sale to OREO	—	2

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

The Bancorp adopted the amended guidance on January 1, 2015, and did not make an accounting policy election to apply the proportional amortization method for its investments in qualified affordable housing projects. Therefore, the adoption of the amended guidance did not have a material impact on the Condensed Consolidated Financial Statements. The required disclosures are included in Note 11.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 that extends the adoption date of the amended guidance by one year to annual periods beginning after December 15, 2017, and interim periods within those years. The amended guidance should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is permitted, but not before the original effective date of annual periods beginning after December 15, 2016, and interim periods within those years. The Bancorp is currently in the process of evaluating the impact of adopting the amended guidance on its Condensed Consolidated Financial Statements.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June 2014, the FASB issued amended guidance that changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. The amended guidance also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amended guidance requires disclosures for certain transactions comprising: 1) a transfer of a financial asset accounted for as a sale and 2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The amended guidance also requires new disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption prohibited. Changes in accounting for transactions outstanding on the effective date should be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosures for certain transactions accounted for as a sale are required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The Bancorp adopted the amended guidance on January 1, 2015 and the adoption of the amended guidance did not have a material impact on the Condensed Consolidated Financial Statements. The disclosure requirements are included in Note 14.

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

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

In January 2015, the FASB issued amended guidance that eliminates the concept of extraordinary items from GAAP. Presently, an event or transaction is presumed to be an ordinary and usual activity of a reporting entity unless evidence clearly supports its classification as an extraordinary item, which must be both unusual in nature and infrequent in occurrence. An entity was required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. An entity was also required to disclose applicable income taxes and either present or disclose earnings per share data applicable to the extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The amended guidance may be applied prospectively or retrospectively to all periods presented in the financial statements. The adoption of the amended guidance is not expected to have a material impact on the Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued amended guidance to address the different balance sheet presentation requirements for debt issuance costs and debt discounts and premiums. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amended guidance. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The amended guidance should be applied retrospectively, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the amended guidance. As of September 30, 2015 and December 31, 2014, the Bancorp had approximately $35 million and $36 million of debt issuance costs, respectively, recorded within other assets in the Condensed Consolidated Balance Sheets that will be required to be reclassified and presented as a direct deduction from the debt liability upon adoption of the amended guidance. The adoption of the amended guidance is not expected to have a material impact on the Condensed Consolidated Statements of Income.

Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets

In April 2015, the FASB issued amended guidance intended to simplify an entity’s measurement of the fair value of plan assets of a defined benefit pension or other postretirement benefit plan when the fiscal year-end does not coincide with a month end. For an entity with a fiscal year-end that does not coincide with a month-end, the amended guidance provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The amended guidance should be applied prospectively. The adoption of the amended guidance is not expected to have an impact on the Condensed Consolidated Financial Statements as the Bancorp’s fiscal year-end coincides with a month end.

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

Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Agreements

In August 2015, the FASB issued amended guidance about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements within ASU 2015-03, the amended guidance provides that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there were any outstanding borrowings on the line-of-credit arrangement. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amended guidance should be applied retrospectively, where in the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the amendments. Early adoption is permitted for financial statements that have not been previously issued. The adoption of the amended guidance is not expected to have an impact on the Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Investment Securities

The following tables provide the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and other and held-to-maturity investment securities portfolios as of:

September 30, 2015 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$1,077	46	—	1,123
Obligations of states and political subdivisions securities	137	5	—	142
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	14,423	460	(4)	14,879
Agency commercial mortgage-backed securities	7,609	229	—	7,838
Non-agency commercial mortgage-backed securities	2,693	71	(7)	2,757
Asset-backed securities and other debt securities	1,345	21	(10)	1,356
Equity securities(b)	702	3	(1)	704

Total available-for-sale and other securities	$27,986	835	(22)	28,799

Held-to-maturity securities:
Obligations of states and political subdivisions securities	$155	—	—	155
Asset-backed securities and other debt securities	2	—	—	2

Total held-to-maturity securities	$157	—	—	157

(a)	Includes interest-only mortgage-backed securities of $53 as of September 30, 2015 recorded at fair value with fair value changes recorded in securities gains, net, in the Condensed Consolidated Statements of Income.
(b)	Equity securities consist of FHLB and FRB restricted stock holdings of $248 and $354, respectively, at September 30, 2015, that are carried at cost, and certain mutual fund and equity security holdings.

December 31, 2014 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$1,545	87	—	1,632
Obligations of states and political subdivisions securities	185	7	—	192
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	11,968	437	(1)	12,404
Agency commercial mortgage-backed securities	4,465	101	(1)	4,565
Non-agency commercial mortgage-backed securities	1,489	61	—	1,550
Asset-backed securities and other debt securities	1,324	40	(2)	1,362
Equity securities(b)	701	3	(1)	703

Total available-for-sale and other securities	$21,677	736	(5)	22,408

Held-to-maturity securities:
Obligations of states and political subdivisions securities	$186	—	—	186
Asset-backed securities and other debt securities	1	—	—	1

Total held-to-maturity securities	$187	—	—	187

(a)	Includes interest-only mortgage-backed securities of $175 as of December 31, 2014, recorded at fair value with fair value changes recorded in securities gains, net, in the Condensed Consolidated Statements of Income.
(b)	Equity securities consist of FHLB and FRB restricted stock holdings of $248 and $352, respectively, at December 31, 2014, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Realized gains	$35	16	79	58
Realized losses	(25)	(4)	(58)	(9)
OTTI	—	(7)	(5)	(24)

Net realized gains(a)	$10	5	16	25

(a)	Excludes net losses on interest-only mortgage-backed securities of $7 and $4 for the three and nine months ended September 30, 2015, respectively, and net losses on interest-only mortgage-backed securities of $1 and $9 for the three and nine months ended September 30, 2014, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Trading securities were $374 million as of September 30, 2015, compared to $360 million at December 31, 2014. The following table presents total gains and losses that were recognized in income from trading securities:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Realized gains(a)	$1	4	4	6
Realized losses(b)	(2)	(1)	(7)	(4)
Net unrealized losses(c)	(3)	(4)	(4)	(2)

Total trading securities losses	$(4)	(1)	(7)	—

(a)	Includes realized gains of $1 and $3 for the three and nine months ended September 30, 2015, respectively, and $1 and $2 for the three and nine months ended September 30, 2014, respectively, recorded in corporate banking revenue in the Condensed Consolidated Statements of Income.
(b)	Includes realized losses of $2 and $7 for the three and nine months ended September 30, 2015, respectively, and $1 and $4 for the three and nine months ended September 30, 2014, respectively, recorded in corporate banking revenue in the Condensed Consolidated Statements of Income.
(c)	Includes an immaterial amount of net unrealized gains for both the three and nine months ended September 30, 2015 recorded in corporate banking revenue in the Condensed Consolidated Statements of Income. Includes an immaterial amount of net unrealized losses for the three months ended September 30, 2014 and an immaterial amount of net unrealized gains for the nine months ended September 30, 2014 recorded in corporate banking revenue in the Condensed Consolidated Statements of Income.

At September 30, 2015 and December 31, 2014, securities with a fair value of $11.3 billion and $14.2 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale and other and held-to-maturity investment securities as of September 30, 2015 are shown in the following table:

	Available-for-Sale and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$423	431	99	99
1-5 years	6,078	6,347	41	41
5-10 years	19,333	19,836	15	15
Over 10 years	1,450	1,481	2	2
Equity securities	702	704	—	—

Total	$27,986	28,799	157	157

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
Agency residential mortgage-backed securities	$1,321	(4)	—	—	1,321	(4)
Non-agency commercial mortgage-backed securities	497	(7)	—	—	497	(7)
Asset-backed securities and other debt securities	258	(5)	164	(5)	422	(10)
Equity securities	—	—	30	(1)	30	(1)

Total	$2,076	(16)	194	(6)	2,270	(22)

December 31, 2014
Agency residential mortgage-backed securities	$73	(1)	—	—	73	(1)
Agency commercial mortgage-backed securities	355	(1)	—	—	355	(1)
Asset-backed securities and other debt securities	286	(1)	74	(1)	360	(2)
Equity securities	—	—	30	(1)	30	(1)

Total	$714	(3)	104	(2)	818	(5)

Other-Than-Temporary Impairments

The Bancorp did not recognize OTTI on any of its available-for-sale and other debt securities and recognized $5 million of OTTI on its available-for-sale and other debt securities, included in securities gains, net, in the Condensed Consolidated Statements of Income, during the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2014, the Bancorp recognized $7 million and $24 million of OTTI on its available-for-sale and other debt securities, respectively. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or held-to-maturity debt securities during both the three and nine months ended September 30, 2015 and 2014. At September 30, 2015, 4% of unrealized losses in the available-for-sale and other securities portfolio were represented by non-rated securities, compared to less than 1% at December 31, 2014.

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

The following table provides a summary of the total loans and leases classified by primary purpose as of:

($ in millions)	September 30, 2015	December 31, 2014
Loans and leases held for sale:
Commercial and industrial loans	$22	36
Commercial mortgage loans	23	11
Commercial construction loans	—	2
Commercial leases	3	1
Residential mortgage loans	805	1,193
Home equity	33	—
Automobile loans	3	—
Credit card	101	—
Other consumer loans and leases	4	18

Total loans and leases held for sale	$994	1,261

Portfolio loans and leases:
Commercial and industrial loans	$42,948	40,765
Commercial mortgage loans	7,061	7,399
Commercial construction loans	3,101	2,069
Commercial leases	3,898	3,720

Total commercial loans and leases	$57,008	53,953

Residential mortgage loans	13,392	12,389
Home equity	8,427	8,886
Automobile loans	11,826	12,037
Credit card	2,229	2,401
Other consumer loans and leases	692	418

Total consumer loans and leases	$36,566	36,131

Total portfolio loans and leases	$93,574	90,084

Total portfolio loans and leases are recorded net of unearned income, which totaled $646 million as of September 30, 2015 and $665 million as of December 31, 2014. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs and fair value adjustments (associated with acquired loans or loans designated at fair value upon origination) which totaled a net premium of $202 million and $169 million as of September 30, 2015 and December 31, 2014, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $11.8 billion and $11.1 billion at September 30, 2015 and December 31, 2014, respectively, pledged at the FHLB, and loans of $34.0 billion and $33.9 billion at September 30, 2015 and December 31, 2014, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
($ in millions)	Carrying Value		90 Days Past Due and Still Accruing
Commercial and industrial loans	$42,970	40,801	3	—
Commercial mortgage loans	7,084	7,410	2	—
Commercial construction loans	3,101	2,071	—	—
Commercial leases	3,901	3,721	—	—
Residential mortgage loans	14,197	13,582	40	56
Home equity	8,460	8,886	—	—
Automobile loans	11,829	12,037	8	8
Credit card	2,330	2,401	17	23
Other consumer loans and leases	696	436	—	—

Total loans and leases	$94,568	91,345	70	87

Less: Loans held for sale	994	1,261

Total portfolio loans and leases	$93,574	90,084

The following table presents a summary of net charge-offs:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Commercial and industrial loans	$128	50	200	177
Commercial mortgage loans	11	5	24	16
Commercial construction loans	3	—	3	12
Residential mortgage loans	3	9	14	31
Home equity	9	14	31	49
Automobile loans	7	7	19	20
Credit card	21	23	63	62
Other consumer loans and leases	6	7	12	17

Total net charge-offs	$188	115	366	384

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended September 30, 2015 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$855	104	231	103	1,293
Losses charged-off	(149)	(6)	(54)	—	(209)
Recoveries of losses previously charged-off	7	3	11	—	21
Provision for (benefit from) loan and lease losses	115	(3)	33	11	156

Balance, end of period	$828	98	221	114	1,261

For the three months ended September 30, 2014 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$961	174	221	102	1,458
Losses charged-off	(72)	(12)	(62)	—	(146)
Recoveries of losses previously charged-off	17	3	11	—	31
Provision for (benefit from) loan and lease losses	7	(1)	68	(3)	71

Balance, end of period	$913	164	238	99	1,414

For the nine months ended September 30, 2015 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$875	104	237	106	1,322
Losses charged-off	(251)	(23)	(163)	—	(437)
Recoveries of losses previously charged-off	24	9	38	—	71
Provision for loan and lease losses	180	8	109	8	305

Balance, end of period	$828	98	221	114	1,261

For the nine months ended September 30, 2014 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$1,058	189	225	110	1,582
Losses charged-off	(236)	(41)	(187)	—	(464)
Recoveries of losses previously charged-off	31	10	39	—	80
Provision for loan and lease losses	60	6	161	(11)	216

Balance, end of period	$913	164	238	99	1,414

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

As of September 30, 2015 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$101	(c)	65	50	—	216
Collectively evaluated for impairment	727		33	171	—	931
Unallocated	—		—	—	114	114

Total ALLL	$828		98	221	114	1,261

Portfolio loans and leases:(b)
Individually evaluated for impairment	$895	(c)	613	436	—	1,944
Collectively evaluated for impairment	56,113		12,604	22,738	—	91,455
Loans acquired with deteriorated credit quality	—		2	—	—	2

Total portfolio loans and leases	$57,008		13,219	23,174	—	93,401

(a)	Includes $5 related to leveraged leases at September 30, 2015.
(b)	Excludes $173 of residential mortgage loans measured at fair value, and includes $854 of leveraged leases, net of unearned income at September 30, 2015.
(c)	Includes five restructured loans at September 30, 2015 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $28 and an ALLL of $15.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2014 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$179	(c)	65	61	—	305
Collectively evaluated for impairment	696		39	176	—	911
Unallocated	—		—	—	106	106

Total ALLL	$875		104	237	106	1,322

Portfolio loans and leases:(b)
Individually evaluated for impairment	$1,260	(c)	518	483	—	2,261
Collectively evaluated for impairment	52,693		11,761	23,259	—	87,713
Loans acquired with deteriorated credit quality	—		2	—	—	2

Total portfolio loans and leases	$53,953		12,281	23,742	—	89,976

(a)	Includes $6 related to leveraged leases at December 31, 2014.
(b)	Excludes $108 of residential mortgage loans measured at fair value, and includes $874 of leveraged leases, net of unearned income at December 31, 2014.
(c)	Includes five restructured loans at December 31, 2014 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $28 and an ALLL of $10.

CREDIT RISK PROFILE

Commercial Portfolio Segment

For purposes of monitoring the credit quality and risk characteristics of its commercial portfolio segment, the Bancorp disaggregates the segment into the following classes: commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction and commercial leasing.

To facilitate the monitoring of credit quality within the commercial portfolio segment, and for purposes of analyzing historical loss rates used in the determination of the ALLL for the commercial portfolio segment, the Bancorp utilizes the following categories of credit grades: pass, special mention, substandard, doubtful and loss. The five categories, which are derived from standard regulatory rating definitions, are assigned upon initial approval of credit to borrowers and updated periodically thereafter.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of September 30, 2015 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$39,860	1,376	1,712	—	42,948
Commercial mortgage owner-occupied loans	3,427	121	211	—	3,759
Commercial mortgage nonowner-occupied loans	3,076	48	178	—	3,302
Commercial construction loans	3,083	—	12	6	3,101
Commercial leases	3,790	68	40	—	3,898

Total commercial loans and leases	$53,236	1,613	2,153	6	57,008

As of December 31, 2014 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,013	1,352	1,400	—	40,765
Commercial mortgage owner-occupied loans	3,430	137	267	—	3,834
Commercial mortgage nonowner-occupied loans	3,198	76	284	7	3,565
Commercial construction loans	1,966	65	38	—	2,069
Commercial leases	3,678	9	33	—	3,720

Total commercial loans and leases	$50,285	1,639	2,022	7	53,953

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of:

	September 30, 2015		December 31, 2014
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$13,164	55	12,204	77
Home equity	8,345	82	8,793	93
Automobile loans	11,824	2	12,036	1
Credit card	2,196	33	2,360	41
Other consumer loans and leases	692	—	418	—

Total residential mortgage and consumer loans and leases(a)	$36,221	172	35,811	212

(a)	Excludes $173 and $108 of loans measured at fair value at September 30, 2015 and December 31, 2014, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases by age and class:

		Past Due
As of September 30, 2015 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial loans and leases:
Commercial and industrial loans	$42,862	26	60	86	42,948	3
Commercial mortgage owner-occupied loans	3,711	10	38	48	3,759	—
Commercial mortgage nonowner-occupied loans	3,262	19	21	40	3,302	2
Commercial construction loans	3,101	—	—	—	3,101	—
Commercial leases	3,896	—	2	2	3,898	—
Residential mortgage loans(a) (b)	13,092	33	94	127	13,219	40
Consumer loans and leases:
Home equity	8,287	76	64	140	8,427	—
Automobile loans	11,751	64	11	75	11,826	8
Credit card	2,178	28	23	51	2,229	17
Other consumer loans and leases	690	2	—	2	692	—

Total portfolio loans and leases(a)	$92,830	258	313	571	93,401	70

(a)	Excludes $173 of residential mortgage loans measured at fair value.
(b)	Information for current residential mortgage loans includes loans whose repayments are insured by the FHA or guaranteed by the VA. As of September 30, 2015, $99 of these loans were 30-89 days past due and $337 were 90 days or more past due. The Bancorp recognized $2 and $6 of losses during the three and nine months ended September 30, 2015, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)	Includes accrual and nonaccrual loans and leases.

		Past Due
As of December 31, 2014 ($ in millions)	Current Loans and Leases(c)	30-89 Days(c)	90 Days and Greater(c)	Total Past Due	Total Loans and Leases	90 Days Past Due and Still Accruing
Commercial loans and leases:
Commercial and industrial loans	$40,651	29	85	114	40,765	—
Commercial mortgage owner-occupied loans	3,774	7	53	60	3,834	—
Commercial mortgage nonowner-occupied loans	3,537	11	17	28	3,565	—
Commercial construction loans	2,069	—	—	—	2,069	—
Commercial leases	3,717	3	—	3	3,720	—
Residential mortgage loans(a) (b)	12,109	38	134	172	12,281	56
Consumer loans and leases:
Home equity	8,710	100	76	176	8,886	—
Automobile loans	11,953	74	10	84	12,037	8
Credit card	2,335	34	32	66	2,401	23
Other consumer loans and leases	417	1	—	1	418	—

Total portfolio loans and leases(a)	$89,272	297	407	704	89,976	87

(a)	Excludes $108 of residential mortgage loans measured at fair value.
(b)	Information for current residential mortgage loans includes loans whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2014, $99 of these loans were 30-89 days past due and $373 were 90 days or more past due. The Bancorp recognized $2 and $9 of losses during the three and nine months ended September 30, 2014, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.
(c)	Includes accrual and nonaccrual loans and leases.

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

The following tables summarize the Bancorp’s impaired loans and leases (by class) that were subject to individual review, which includes all loans and leases restructured in a TDR:

As of September 30, 2015 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$457	308		64
Commercial mortgage owner-occupied loans(b)	48	38		9
Commercial mortgage nonowner-occupied loans	79	68		11
Commercial construction loans	9	6		—
Commercial leases	2	2		2
Restructured residential mortgage loans	434	428		65
Restructured consumer loans and leases:
Home equity	232	232		34
Automobile loans	18	18		2
Credit card	62	62		14

Total impaired loans and leases with a related ALLL	$1,341	1,162		201

With no related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$310	253		—
Commercial mortgage owner-occupied loans	45	43		—
Commercial mortgage nonowner-occupied loans	164	145		—
Commercial construction loans	4	3		—
Commercial leases	1	1		—
Restructured residential mortgage loans	210	185		—
Restructured consumer loans and leases:
Home equity	124	121		—
Automobile loans	3	3		—

Total impaired loans and leases with no related ALLL	$861	754		—

Total impaired loans and leases	$2,202	1,916	(a)	201

(a)	Includes $571, $589 and $384, respectively, of commercial, residential mortgage and consumer TDRs on accrual status and $177, $24 and $52, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status at September 30, 2015.
(b)	Excludes five restructured loans at September 30, 2015 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $28, a recorded investment of $28, and an allowance of $15.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2014 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$598	486		149
Commercial mortgage owner-occupied loans(b)	54	46		14
Commercial mortgage nonowner-occupied loans	69	57		4
Commercial construction loans	18	15		—
Commercial leases	3	3		2
Restructured residential mortgage loans	388	383		65
Restructured consumer loans and leases:
Home equity	203	201		42
Automobile loans	19	19		3
Credit card	78	78		16

Total impaired loans and leases with a related ALLL	$1,430	1,288		295

With no related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$311	276		—
Commercial mortgage owner-occupied loans	72	68		—
Commercial mortgage nonowner-occupied loans	251	231		—
Commercial construction loans	48	48		—
Commercial leases	2	2		—
Restructured residential mortgage loans	155	135		—
Restructured consumer loans and leases:
Home equity	183	180		—
Automobile loans	5	5		—

Total impaired loans and leases with no related ALLL	$1,027	945		—

Total impaired loans and leases	$2,457	2,233	(a)	295

(a)	Includes $869, $485 and $420, respectively, of commercial, residential mortgage and consumer TDRs on accrual status and $214, $33 and $63, respectively, of commercial, residential mortgage and consumer TDRs on nonaccrual status at December 31, 2014.
(b)	Excludes five restructured loans at December 31, 2014 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $28, a recorded investment of $28, and an allowance of $10.

The following tables summarize the Bancorp’s average impaired loans and leases by class and interest income by class:

	For the three months ended September 30, 2015		For the nine months ended September 30, 2015
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$635	5	696	17
Commercial mortgage owner-occupied loans(a)	84	—	98	1
Commercial mortgage nonowner-occupied loans	210	2	236	5
Commercial construction loans	35	—	49	1
Commercial leases	6	—	6	—
Restructured residential mortgage loans	611	6	576	17
Restructured consumer loans and leases:
Home equity	355	3	366	10
Automobile loans	21	—	23	—
Credit card	65	1	70	4

Total average impaired loans and leases	$2,022	17	2,120	55

(a)	Excludes five restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $28 and an immaterial amount of interest income recognized for the three months and nine months ended September 30, 2015.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the three months ended September 30, 2014		For the nine months ended September 30, 2014
($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$785	6	$787	18
Commercial mortgage owner-occupied loans(a)	137	1	149	3
Commercial mortgage nonowner-occupied loans	261	2	264	6
Commercial construction loans	84	1	100	2
Commercial leases	10	—	15	—
Restructured residential mortgage loans	1,252	14	1,286	41
Restructured consumer loans and leases:
Home equity	392	5	398	16
Automobile loans	23	1	24	1
Credit card	62	1	58	3

Total average impaired loans and leases	$3,006	31	$3,081	90

(a)	Excludes five restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $28 and an immaterial amount of interest income recognized for the three and nine months ended September 30, 2014.

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

($ in millions)	September 30, 2015	December 31, 2014
Commercial loans and leases:
Commercial and industrial loans	$167	228
Commercial mortgage owner-occupied loans(a)	53	78
Commercial mortgage nonowner-occupied loans	57	57
Commercial construction loans	6	—
Commercial leases	3	4

Total nonperforming commercial loans and leases	$286	367

Residential mortgage loans	55	77
Consumer loans and leases:
Home equity	82	93
Automobile loans	2	1
Credit card	33	41

Total nonperforming consumer loans and leases	$117	135

Total nonperforming loans and leases(b) (c)	$458	579

OREO and other repossessed property(d)	$148	165

(a)	Excludes $21 of restructured nonaccrual loans at both September 30, 2015 and December 31, 2014 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.
(b)	Excludes $2 and $39 of nonaccrual loans held for sale at September 30, 2015 and December 31, 2014, respectively.
(c)	Includes $8 and $9 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at September 30, 2015 and December 31, 2014, respectively, and $4 of restructured nonaccrual government insured commercial loans at both September 30, 2015 and December 31, 2014.
(d)	Excludes $18 and $71 of OREO related to government insured loans at September 30, 2015 and December 31, 2014, respectively. The Bancorp has historically excluded government guaranteed loans classified in OREO from its nonperforming asset disclosures. Upon the prospective adoption on January 1, 2015 of ASU 2014-14 “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure,” government guaranteed loans meeting certain criteria will be reclassified to other receivables rather than OREO upon foreclosure. At September 30, 2015, the Bancorp had $40 of government guaranteed loans classified as other receivables. Refer to Note 3 for further information on the adoption of this amended guidance.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $310 million as of September 30, 2015.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of a loan may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, and whether any charge-offs were recorded on the loan before or at the time of modification.

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

As of September 30, 2015, the Bancorp had $50 million and $32 million in line of credit and letter of credit commitments, respectively, compared to $63 million and $26 million in line of credit and letter of credit commitments as of December 31, 2014, respectively, to lend additional funds to borrowers whose terms have been modified in a TDR.

The following tables provide a summary of loans (by class) modified in a TDR by the Bancorp during the three months ended:

September 30, 2015 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans and leases:
Commercial and industrial loans	15	$17	7	—
Commercial mortgage owner-occupied loans	1	—	—	—
Residential mortgage loans	301	44	3	—
Consumer loans and leases:
Home equity	60	4	—	—
Automobile loans	98	2	—	—
Credit card	3,076	15	3	2

Total portfolio loans and leases	3,551	$82	13	2

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

September 30, 2014 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans and leases:
Commercial and industrial loans	17	$35	10	—
Commercial mortgage owner-occupied loans	5	2	—	—
Commercial mortgage nonowner-occupied loans	8	4	(1)	—
Residential mortgage loans	240	35	2	—
Consumer loans and leases:
Home equity	106	5	—	—
Automobile loans	172	3	—	—
Credit card	1,670	11	2	—

Total portfolio loans and leases	2,218	$95	13	—

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

The following tables provide a summary of loans modified in a TDR by the Bancorp during the nine months ended:

September 30, 2015 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans and leases:
Commercial and industrial loans	63	$105	7	3
Commercial mortgage owner-occupied loans	14	15	(2)	—
Commercial mortgage nonowner-occupied loans	11	7	—	—
Residential mortgage loans	855	121	7	—
Consumer loans and leases:
Home equity	203	11	(1)	—
Automobile loans	357	6	—	—
Credit card	9,724	49	10	5

Total portfolio loans and leases	11,227	$314	21	8

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2014 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans and leases:
Commercial and industrial loans	83	$154	12	—
Commercial mortgage owner-occupied loans	25	53	(1)	—
Commercial mortgage nonowner-occupied loans	19	11	(2)	—
Residential mortgage loans	812	119	7	—
Consumer loans and leases:
Home equity	212	9	—	—
Automobile loans	431	7	—	—
Credit card	5,334	34	6	—

Total portfolio loans and leases	6,916	$387	22	—

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

The Bancorp considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. For commercial loans not subject to individual review for impairment, loss rates that are applied for purposes of determining the ALLL include historical losses associated with subsequent defaults on loans previously modified in a TDR. For consumer loans, the Bancorp performs a qualitative assessment of the adequacy of the consumer ALLL by comparing the consumer ALLL to forecasted consumer losses over the projected loss emergence period (the forecasted losses include the impact of subsequent defaults of consumer TDRs). When a residential mortgage, home equity, automobile or other consumer loan that has been modified in a TDR subsequently defaults, the present value of expected cash flows used in the measurement of the potential impairment loss is generally limited to the expected net proceeds from the sale of the loan’s underlying collateral and any resulting impairment loss is reflected as a charge-off or an increase in ALLL. The Bancorp recognizes ALLL for the entire balance of the credit card loans modified in a TDR that subsequently default.

The following tables provide a summary of subsequent defaults of TDRs that occurred during the three months ended September 30, 2015 and 2014 and within 12 months of the restructuring date:

September 30, 2015 ($ in millions)(a)	Number of Contracts	Recorded Investment
Residential mortgage loans	31	$5
Consumer loans and leases:
Home equity	4	—
Credit card	140	—

Total portfolio loans and leases	175	$5

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

September 30, 2014 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans and leases:
Commercial mortgage owner-occupied loans	1	$1
Commercial mortgage nonowner-occupied loans	2	1
Residential mortgage loans	100	12
Consumer loans and leases:
Home equity	4	—
Automobile loans	2	—
Credit card	385	2

Total portfolio loans and leases	494	$16

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

The following tables provide a summary of subsequent defaults that occurred during the nine months ended September 30, 2015 and 2014 and within 12 months of the restructuring date:

September 30, 2015 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans and leases:
Commercial and industrial loans	4	$7
Residential mortgage loans	101	14
Consumer loans and leases:
Home equity	12	1
Automobile loans	8	—
Credit card	1,285	6

Total portfolio loans and leases	1,410	$28

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2014 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans and leases:
Commercial and industrial loans	9	$20
Commercial mortgage owner-occupied loans	3	4
Commercial mortgage nonowner-occupied loans	2	1
Residential mortgage loans	181	24
Consumer loans and leases:
Home equity	24	1
Automobile loans	6	—
Credit card	1,255	8

Total portfolio loans and leases	1,480	$58

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

7. Bank Premises and Equipment

The following table provides a summary of bank premises and equipment as of:

($ in millions)	September 30, 2015	December 31, 2014
Land and improvements(a)	$713	793
Buildings	1,750	1,807
Equipment	1,683	1,682
Leasehold improvements	411	416
Construction in progress	78	98
Land and improvements held for sale	58	23
Buildings held for sale	17	3
Equipment held for sale	3	—
Leasehold improvements held for sale	3	—
Accumulated depreciation and amortization	(2,452)	(2,357)

Total bank premises and equipment	$2,264	2,465

(a)	At September 30, 2015 and December 31, 2014, land and improvements included $102 million and $165 million, respectively, associated with parcels of undeveloped land intended for future branch expansion.

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

On September 3, 2015, the Bancorp announced the decision to enter into an agreement to sell branch banking locations, retail accounts, certain private banking deposits and related loan relationships in the Pittsburgh MSA to First National Bank of Pennsylvania. On September 30, 2015, the Bancorp announced the decision to enter into an agreement to sell its retail operations, including retail accounts, certain private banking deposits and related loan relationships in the St. Louis MSA to Great Southern Bank. Both transactions are part of the Branch Consolidation and Sales Plan and are expected to close in the first half of 2016, subject to regulatory review and approval.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $2 million and $104 million for the three and nine months ended September 30, 2015, respectively. The Bancorp did not recognize impairment losses during the three months ended September 30, 2014 and recognized $18 million of impairment losses during the nine months ended September 30, 2014. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the assets and liabilities classified as held for sale as a result of the Branch Consolidation and Sales Plan as of:

($ in millions)	September 30, 2015(d)
Assets:
Loans held for sale:
Commercial and industrial loans	$22
Commercial mortgage loans	22
Residential mortgage loans	188
Home equity	33
Automobile loans	4

Total loans held for sale(a)	$269

Land and improvements held for sale (included in the previous table)(b)	26
Buildings held for sale (included in the previous table)(b)	15
Equipment held for sale (included in the previous table)(b)	3
Leasehold improvements held for sale (included in the previous table)(b)	3

Total assets held for sale	$316

Liabilities:
Deposits held for sale:
Interest-bearing deposits	$535
Noninterest-bearing deposits	130

Total deposits held for sale(c)	$665

Total liabilities held for sale	$665

(a)	Included in loans held for sale in the Condensed Consolidated Balance Sheets.
(b)	Included in bank premises and equipment in the Condensed Consolidated Balance Sheets.
(c)	Included in interest-bearing deposits and noninterest-bearing deposits in the Condensed Consolidated Balance Sheets.
(d)	Included in the Branch Banking, Consumer Lending and Investment Advisors business segments.

8. Operating Lease Equipment

As part of a periodic review of long-lived assets for impairment associated with operating lease assets, during the first quarter of 2015, the Bancorp identified an impairment regarding certain medium and large cabin corporate aircraft subject to leases expiring in 2017 and later. After applying the appropriate tests under current accounting guidance, it was determined that such recoverability was in doubt and the assets had, in fact, been impaired. The impact of the impairment was $30 million which was recognized as a reduction to corporate banking revenue in the Condensed Consolidated Statements of Income during the first quarter of 2015 as such diminution in value of the assets was associated with both the first quarter of 2015 and prior periods. The Bancorp assessed the materiality of this impairment and concluded it was immaterial to interim amounts during the first quarter of 2015 and previously reported annual and interim amounts. During the second and third quarters of 2015, the Bancorp recorded $4 million and $2 million, respectively, of impairment associated with operating lease assets. The impact of the impairments was recognized as a reduction to corporate banking revenue in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

9. Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. During the fourth quarter of 2008, the Bancorp determined that the Commercial Banking and Consumer Lending reporting units’ goodwill carrying amounts exceeded their associated implied fair values by $750 million and $215 million, respectively. The resulting $965 million goodwill impairment charge was recorded in the fourth quarter of 2008 and represents the total amount of accumulated impairment losses as of September 30, 2015.

Changes in the net carrying amount of goodwill, by reporting unit, for the nine months ended September 30, 2015 and 2014 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Total
Net carrying value as of December 31, 2014	$613	1,655	—	148	2,416
Acquisition activity	—	—	—	—	—

Net carrying value as of September 30, 2015	$613	1,655	—	148	2,416

Net carrying value as of December 31, 2013	$613	1,655	—	148	2,416
Acquisition activity	—	—	—	—	—

Net carrying value as of September 30, 2014	$613	1,655	—	148	2,416

The Bancorp completed its annual goodwill impairment test as of September 30, 2015 and the estimated fair values of the Commercial Banking, Branch Banking and Investment Advisors reporting units exceeded their carrying values, including goodwill.

10. Intangible Assets

Intangible assets consist of core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. Intangible assets have an estimated remaining weighted-average life at September 30, 2015 of 4.3 years.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of September 30, 2015
Core deposit intangibles	$34	(25)	9
Other	33	(29)	4

Total intangible assets	$67	(54)	13

As of December 31, 2014
Core deposit intangibles	$122	(112)	10
Other	45	(40)	5

Total intangible assets	$167	(152)	15

As of September 30, 2015, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was $1 million for both the three months ended September 30, 2015 and 2014, and was $2 million and $3 million for the nine months ended September 30, 2015 and 2014, respectively.

The Bancorp’s projections of amortization expense shown below are based on existing asset balances as of September 30, 2015. Future amortization expense may vary from these projections. Estimated amortization expense for the remainder of September 30, 2015 through 2019 is as follows:

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Condensed Consolidated Balance Sheets as of:

September 30, 2015 ($ in millions)	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$136	1	137
Commercial mortgage loans	—	48	48
Automobile loans	2,131	—	2,131
ALLL	(9)	(18)	(27)
Other assets	17	1	18

Total assets	$2,275	32	2,307

Liabilities:
Other liabilities	$3	—	3
Long-term debt	2,136	—	2,136

Total liabilities	$2,139	—	2,139

Noncontrolling interests	$—	32	32

December 31, 2014 ($ in millions)	Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$178	1	179
Commercial mortgage loans	—	47	47
Automobile loans	3,331	—	3,331
ALLL	(11)	(11)	(22)
Other assets	23	2	25

Total assets	$3,521	39	3,560

Liabilities
Other liabilities	$5	—	5
Long-term debt	3,434	—	3,434

Total liabilities	$3,439	—	3,439

Noncontrolling interests	$—	39	39

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

For further information on a subsequent event related to an automobile loan securitization refer to Note 24.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

CDC Investments

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs, and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor members’ investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at September 30, 2015 and December 31, 2014 was $26 million and $24 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

September 30, 2015 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,447	368	1,447
Private equity investments	211	—	271
Loans provided to VIEs	1,916	—	2,991
Automobile loan securitization	1	—	1

December 31, 2014 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$1,432	364	1,432
Private equity investments	189	—	267
Loans provided to VIEs	1,900	—	2,759
Automobile loan securitization	2	—	2

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

At both September 30, 2015 and December 31, 2014, the Bancorp’s CDC investments included $1.3 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $356 million and $357 million at September 30, 2015 and December 31, 2014, respectively, which are expected to be funded from 2015 to 2031.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp has accounted for all of its investments in qualified affordable housing tax credits using the equity method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income relating to investments in qualified affordable housing investments:

	Affected Line Item in the Condensed	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	Consolidated Statements of Income	2015	2014	2015	2014
Pre-tax investment and impairment losses(a)	Other noninterest expense	$33	30	100	89
Tax credits and other benefits	Applicable income tax expense	51	46	156	139

(a)	The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during the three and nine months ended September 30, 2015 and 2014.

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

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, at September 30, 2015 and December 31, 2014, the unfunded commitment amounts to the funds were $60 million and $78 million, respectively. The Bancorp made capital contributions of $6 million and $8 million, respectively, to private equity funds during the three months ended September 30, 2015 and 2014. The Bancorp made capital contributions of $28 million and $20 million, respectively, to private equity funds during the nine months ended September 30, 2015 and 2014.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of September 30, 2015 and December 31, 2014, the Bancorp’s unfunded commitments to these entities were $1.1 billion and $859 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable rate residential mortgage loans during the three and nine months ended September 30, 2015 and 2014. In those sales, the Bancorp obtained servicing responsibilities and the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due however the Bancorp provided certain standard representations and warranties. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015		2014
Residential mortgage loan sales(a)	$1,421	1,228	3,798	(b)	4,423

Origination fees and gains on loan sales	46	34	134		117
Gross mortgage servicing fees	54	61	169		186

(a)	Represents the unpaid principal balance at the time of the sale.
(b)	Excludes $568 of HFS residential mortgage loans previously modified in a TDR that were sold during the first quarter of 2015.

Servicing Rights

The following table presents changes in the servicing rights related to residential mortgage and automobile loans for the nine months ended September 30:

($ in millions)	2015	2014
Carrying amount before valuation allowance as of the beginning of the period	$1,392	1,440
Servicing rights that result from the transfer of residential mortgage loans	48	60
Amortization	(111)	(89)

Carrying amount before valuation allowance	1,329	1,411

Valuation allowance for servicing rights:
Beginning balance	(534)	(469)
Provision for MSR impairment	(38)	(7)

Ending balance	(572)	(476)

Carrying amount as of the end of the period	$757	935

Amortization expense recognized on servicing rights for the three months ended September 30, 2015 and 2014 was $37 million and $34 million, respectively. For the nine months ended September 30, 2015 and 2014, amortization expense was $111 million and $89 million, respectively. The Bancorp’s projections of amortization expense shown below are based on existing asset balances and static key economic assumptions as of September 30, 2015. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2015 through 2019 is as follows:

($ in millions)	Total
Remainder of 2015	$34
2016	127
2017	114
2018	103
2019	93

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table displays the beginning and ending fair value of the servicing rights for the nine months ended September 30:

($ in millions)	2015	2014
Fixed-rate residential mortgage loans:
Beginning balance	$823	929
Ending balance	731	898
Adjustable-rate residential mortgage loans:
Beginning balance	33	38
Ending balance	25	35
Fixed-rate automobile loans:
Beginning balance	2	4
Ending balance	1	2

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$85	(22)	119	40
(Provision for) recovery of MSR impairment	(77)	21	(38)	(7)

As of September 30, 2015 and 2014, the key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended were as follows:

		September 30, 2015				September 30, 2014
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing rights	Fixed	7.4	10.9%	674	N/A	7.0	10.5%	9.9%	N/A
Servicing rights	Adjustable	2.8	32.9	671	N/A	3.7	22.2	11.8	N/A

During the first quarter of 2015, the Bancorp adopted an OAS valuation approach for valuing its MSRs. This approach projects servicing cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates.

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At September 30, 2015 and December 31, 2014, the Bancorp serviced $60.3 billion and $65.4 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At September 30, 2015, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed Assumption				Residual Servicing Cash Flows
		Fair	Weighted- Average Life		Impact of Adverse Change on Fair Value			OAS Spread (bps)	Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value	(in years)	Rate	10%	20%	50%		10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$731	5.7	11.7%	$(34)	(66)	(146)	706	$(19)	(37)
Servicing rights	Adjustable	25	2.5	32.7	(2)	(3)	(7)	668	—	(1)

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of September 30, 2015 and December 31, 2014, the balance of collateral held by the Bancorp for derivative assets was $900 million and $830 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of September 30, 2015 and December 31, 2014 was $11 million and $16 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of September 30, 2015 and December 31, 2014, the balance of collateral posted by the Bancorp for derivative liabilities was $530 million and $574 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of September 30, 2015, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
September 30, 2015 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$2,705	414	—

Total fair value hedges		414	—

Cash flow hedges:
Interest rate swaps related to C&I loans	5,475	94	—

Total cash flow hedges		94	—

Total derivatives designated as qualifying hedging instruments		508	—

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	7,657	294	34
Forward contracts related to held for sale residential mortgage loans	1,392	1	10
Stock warrant associated with Vantiv Holding, LLC	915	630	—
Swap associated with the sale of Visa, Inc. Class B shares	1,161	—	58

Total free-standing derivatives - risk management and other business purposes		925	102

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	29,480	327	335
Interest rate lock commitments	831	19	—
Commodity contracts	3,121	309	299
Foreign exchange contracts	18,500	464	409

Total free-standing derivatives - customer accommodation		1,119	1,043

Total derivatives not designated as qualifying hedging instruments		2,044	1,145

Total		$2,552	1,145

		Fair Value
December 31, 2014 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying hedging instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$2,205	399	—

Total fair value hedges		399	—

Cash flow hedges:
Interest rate swaps related to C&I loans	3,150	36	—

Total cash flow hedges		36	—

Total derivatives designated as qualifying hedging instruments		435	—

Derivatives not designated as qualifying hedging instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	4,487	181	—
Forward contracts related to held for sale residential mortgage loans	999	—	6
Stock warrant associated with Vantiv Holding, LLC	691	415	—
Swap associated with the sale of Visa, Inc. Class B shares	1,092	—	49

Total free-standing derivatives - risk management and other business purposes		596	55

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	29,558	272	278
Interest rate lock commitments	613	12	—
Commodity contracts	3,558	348	338
Foreign exchange contracts	16,745	417	372

Total free-standing derivatives - customer accommodation		1,049	988

Total derivatives not designated as qualifying hedging instruments		1,645	1,043

Total		$2,080	1,043

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. As of September 30, 2015, the assessment of hedge effectiveness for all interest rate swaps was performed using regression analysis and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	Income Caption	2015	2014	2015	2014
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$64	(16)	15	48
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(65)	16	(18)	(51)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure for which the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating rate assets and liabilities. As of September 30, 2015, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within AOCI and are reclassified from AOCI to current period earnings when the forecasted transaction affects earnings. As of September 30, 2015, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 51 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of September 30, 2015 and December 31, 2014, $58 million and $23 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of September 30, 2015, approximately $37 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2015.

During the three and nine months ended September 30, 2015 and 2014, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pretax net gains (losses) recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Amount of pretax net gains (losses) recognized in OCI	$65	(4)	109	30
Amount of pretax net gains reclassified from OCI into net income	20	10	55	31

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated Statements of	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	Income Caption	2015	2014	2015	2014
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$(15)	9	(4)	(14)
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	85	(22)	119	40
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	6	9	19	8
Equity contracts:
Stock warrant associated with Vantiv Holding, LLC	Other noninterest income	130	(53)	215	(25)
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(8)	(3)	(27)	(18)

Free-Standing Derivative Instruments – Customer Accommodation

The majority of the free-standing derivative instruments the Bancorp enters into are for the benefit of its commercial customers. These derivative contracts are not designated against specific assets or liabilities on the Condensed Consolidated Balance Sheets or to forecasted transactions; and therefore, do not qualify for hedge accounting. These instruments include foreign exchange derivative contracts entered into for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations and commodity contracts to hedge such items as natural gas and various other derivative contracts. The Bancorp may economically hedge significant exposures related to these derivative contracts entered into for the benefit of customers by entering into offsetting contracts with approved, reputable and independent counterparties with substantially matching terms. The Bancorp hedges its interest rate exposure on commercial customer transactions by executing offsetting swap agreements with primary dealers. Revaluation gains and losses on interest rate, foreign exchange, commodity and other commercial customer derivative contracts are recorded as a component of corporate banking revenue in the Condensed Consolidated Statements of Income.

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of September 30, 2015 and December 31, 2014, the total notional amount of the risk participation agreements was $1.7 billion and $1.1 billion, respectively, and the fair value was a liability of $3 million and $2 million at September 30, 2015 and December 31, 2014, respectively, which is included in interest rate contracts for customers. As of September 30, 2015, the risk participation agreements had a weighted-average remaining life of 3.2 years.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2015	December 31, 2014
Pass	$1,700	1,052
Special mention	5	59
Substandard	7	2

Total	$1,712	1,113

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

	Condensed Consolidated Statements of Income Caption	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)		2015	2014	2015	2014
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$7	5	18	14
Interest rate contracts for customers (credit losses)	Other noninterest expense	—	—	(1)	(1)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	(1)	1	(1)	2
Interest rate lock commitments	Mortgage banking net revenue	38	18	90	92
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	1	2	4	5
Commodity contracts for customers (credit losses)	Other noninterest expense	—	—	(2)	—
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	—	1	6	—
Foreign exchange contracts:
Foreign exchange contracts - customers (contract revenue)	Corporate banking revenue	17	19	55	51
Foreign exchange contracts - customers (credit portion of fair value adjustment)	Other noninterest expense	—	(1)	—	1

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

Collateral amounts included in the tables below consist primarily of cash and highly-rated government-backed securities.

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
As of September 30, 2015 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,903	(604)	(750)	549

Total assets	1,903	(604)	(750)	549
Liabilities
Derivatives	1,145	(604)	(234)	307

Total liabilities	$1,145	(604)	(234)	307

(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)	Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

	Gross Amount Recognized in the Condensed Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
As of December 31, 2014 ($ in millions)		Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,653	(440)	(684)	529

Total assets	1,653	(440)	(684)	529
Liabilities
Derivatives	1,043	(440)	(293)	310

Total liabilities	$1,043	(440)	(293)	310

(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)	Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

14. Other Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)	September 30, 2015	December 31, 2014
FHLB advances	$3,450	—
Securities sold under repurchase agreements	814	995
Derivative collateral	638	561
Other	2	—

Total other short-term borrowings	$4,904	1,556

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

The following table summarizes the Bancorp’s securities sold under repurchase agreements by the type of collateral securing the borrowing and remaining contractual maturity as of:

($ in millions)	September 30, 2015		December 31, 2014
	Amount	Remaining Contractual Maturity	Amount	Remaining Contractual Maturity
Collateral type:
Agency residential mortgage-backed securities	$609	Overnight	896	Overnight
U.S. Treasury and federal agencies securities	205	Overnight	99	Overnight

Total securities sold under repurchase agreements	$814		995

15. Long-Term Debt

On July 27, 2015, the Bancorp issued and sold $1.1 billion of 2.875% senior fixed-rate notes, with a maturity of five years, due on July 27, 2020. These notes will be redeemable by the Bancorp, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

On August 20, 2015, the Bank issued and sold $1.3 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of $1.0 billion of 2.15% senior fixed-rate notes, with a maturity of three years, due on August 20, 2018; and $250 million of senior floating-rate notes, with a maturity of three years, due on August 20, 2018. The Bancorp entered into interest rate swaps to convert the fixed-rate notes to floating-rate, which resulted in an effective rate of three-month LIBOR plus 90 bps. Interest on the floating-rate notes is 3-month LIBOR plus 91 bps. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

16. Capital Actions

Accelerated Share Repurchase Transactions

During the nine months ended September 30, 2015, the Bancorp entered into or settled a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions, (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the nine months ended September 30, 2015:

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
October 23, 2014	$180	8,337,875	794,245	9,132,120	January 8, 2015
January 27, 2015	180	8,542,713	1,103,744	9,646,457	April 28, 2015
April 30, 2015	155	6,704,835	842,655	7,547,490	July 31, 2015
August 3, 2015	150	6,039,792	1,346,314	7,386,106	September 3, 2015
September 9, 2015	150	6,538,462	1,446,613	7,985,075	October 23, 2015

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

($ in millions)	September 30, 2015	December 31, 2014
Commitments to extend credit	$66,661	63,827
Letters of credit	3,323	3,974
Forward contracts related to held for sale residential mortgage loans	1,392	999
Noncancelable operating lease obligations	642	697
Purchase obligations	70	77
Capital commitments for private equity investments	60	78
Capital expenditures	42	28
Capital lease obligations	25	37

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of September 30, 2015 and December 31, 2014, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $134 million and $135 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2015	December 31, 2014
Pass	$65,596	62,787
Special mention	539	660
Substandard	526	380

Total commitments to extend credit	$66,661	63,827

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of September 30, 2015:

($ in millions)
Less than 1 year(a)	$1,914
1 - 5 years(a)	1,355
Over 5 years	54

Total letters of credit	$3,323

(a)	Includes $64 and $15 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than one year and between one and five years, respectively.

Standby letters of credit accounted for 98% and 97% of total letters of credit at September 30, 2015 and December 31, 2014, respectively, and are considered guarantees in accordance with U.S. GAAP. Approximately 64% and 60% of the total standby letters of credit were collateralized as of September 30, 2015 and December 31, 2014, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was immaterial at September 30, 2015 and $1 million at December 31, 2014. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)	September 30, 2015	December 31, 2014
Pass	$2,894	3,483
Special mention	107	147
Substandard	265	299
Doubtful	57	45

Total letters of credit	$3,323	3,974

At September 30, 2015 and December 31, 2014, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of September 30, 2015 and December 31, 2014, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $1.4 billion and $1.7 billion, respectively, of which FTS acted as the remarketing agent to issuers on $1.1 billion and $1.4 billion, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, to $971 million and $1.2 billion of the VRDNs remarketed by FTS, in addition to $220 million and $247 million in VRDNs remarketed by third parties at September 30, 2015 and December 31, 2014, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table.

Forward contracts related to held for sale residential mortgage loans

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $27 million at September 30, 2015 and $29 million at December 31, 2014. At both September 30, 2015 and December 31, 2014, the Bancorp maintained a reserve of $2 million related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. During 2009, the Bancorp suspended the practice of providing reinsurance of PMI for newly originated mortgage loans.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

During the fourth quarter of 2013, the Bancorp settled certain repurchase claims related to residential mortgage loans originated and sold to FHLMC prior to January 1, 2009 for $25 million, after paid claim credits and other adjustments. The settlement removes the Bancorp’s responsibility to repurchase or indemnify FHLMC for representation and warranty violations on any loan sold prior to January 1, 2009 except in limited circumstances.

As of September 30, 2015 and December 31, 2014, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $28 million and $35 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of September 30, 2015, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $21 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions previously discussed to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possibly losses, depending on the outcome of various factors, including those previously discussed.

The Bancorp paid an immaterial amount in the form of make whole payments for the three months ended September 30, 2015 and paid $1 million in the form of make whole payments for the three months ended September 30, 2014. For both the three months ended September 30, 2015 and 2014, the Bancorp repurchased $7 million in outstanding principal of loans to satisfy investor demands. For the nine months ended September 30, 2015 and 2014, the Bancorp paid $2 million and $10 million, respectively, in the form of make whole payments and repurchased $64 million and $47 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended September 30, 2015 and 2014 were $7 million and $24 million, respectively. Total repurchase demand requests during the nine months ended September 30, 2015 and 2014 were $68 million and $84 million, respectively. Total outstanding repurchase demand inventory was $4 million at September 30, 2015 compared to $7 million at December 31, 2014.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Balance, beginning of period	$32	36	35	44
Net additions to the reserve	(3)	1	(1)	5
Losses charged against the reserve	(1)	(2)	(6)	(14)

Balance, end of period	$28	35	28	35

The following tables provide a rollforward of unresolved claims by claimant type for the nine months ended September 30:

	GSE		Private Label
2015 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	37	$6	1	$1
New demands	350	26	257	42
Loan paydowns/payoffs	(26)	(2)	—	—
Resolved demands	(337)	(26)	(258)	(43)

Balance, end of period	24	$4	—	$—

	GSE		Private Label
2014 ($ in millions)	Units	Dollars	Units	Dollars
Balance, beginning of period	264	$41	33	$5
New demands	643	84	11	—
Loan paydowns/payoffs	(33)	(4)	(2)	(1)
Resolved demands	(780)	(106)	(42)	(4)

Balance, end of period	94	$15	—	$—

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $464 million and $548 million at September 30, 2015 and December 31, 2014, respectively, and the delinquency rates were 3.3% at September 30, 2015 and 4.0% at December 31, 2014. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $10 million and $11 million at September 30, 2015 and December 31, 2014, respectively, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Margin accounts

FTS, a subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $11 million and $13 million at September 30, 2015 and December 31, 2014, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at September 30, 2015 and December 31, 2014.

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

In 2009, the Bancorp completed the sale of Visa, Inc. Class B Shares and entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B Shares into Class A Shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which the Covered Litigation is settled. Refer to Note 22 for additional information on the valuation of the swap. The counterparty to the swap as a result of its ownership of the Class B Shares will be impacted by dilutive adjustments to the conversion rate of the Class B Shares into Class A Shares caused by any Covered Litigation losses in excess of the litigation escrow account. If actual judgments in, or settlements of, the Covered Litigation significantly exceed current expectations, then additional funding by Visa of the litigation escrow account and the resulting dilution of the Class B Shares could result in a scenario where the Bancorp’s ultimate exposure associated with the Covered Litigation (the “Visa Litigation Exposure”) exceeds the value of the Class B Shares owned by the swap counterparty (the “Class B Value”). In the event the Bancorp concludes that it is probable that the Visa Litigation Exposure exceeds the Class B Value, the Bancorp would record a litigation reserve liability and a corresponding amount of other noninterest expense for the amount of the excess. Any such litigation reserve liability would be separate and distinct from the fair value derivative liability associated with the total return swap.

As of the date of the Bancorp’s sale of Visa Class B Shares and through September 30, 2015, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $58 million at September 30, 2015 and $49 million at December 31, 2014. Refer to Notes 13 and 18 for further information.

After the Bancorp’s sale of Visa Class B Shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:

($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount
Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

18. Legal and Regulatory Proceedings

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 17 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the court entered a final order approving the class settlement. A number of merchants have filed appeals from that approval. The appellate court held a hearing on those appeals on September 28, 2015, and the matter is under consideration. In addition, on July 28, 2015, the merchants who oppose the class settlement filed a motion in the District Court to set aside the order approving the settlement because of alleged misconduct by one of the merchant class counsel in another case and a former attorney for MasterCard. Defendants opposed the motion on August 17, 2015. The court has not set a hearing on the motion. Pursuant to the terms of the settlement agreement, the Bancorp paid $46 million into a class settlement escrow account. Previously, the Bancorp paid an additional $4 million in another settlement escrow in connection with the settlement of claims from plaintiffs not included in the class action. Approximately 8,000 merchants have requested exclusion from the class settlement. Pursuant to the terms of the settlement agreement, 25% of the funds paid into the class settlement escrow account have been returned to the control of the defendants through Class Exclusion Takedown Payments. More than 460 of the merchants who requested exclusion from the class have filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These “opt-out” federal lawsuits have been transferred to the United States District Court for the Eastern District of New York. The Bancorp was not named as a defendant in any of the opt-out federal lawsuits, but may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. In addition, one merchant filed a separate state court lawsuit against Visa, MasterCard and certain other defendants, including the Bancorp, alleging similar antitrust violations. The state court lawsuit has been settled. On July 18, 2015, the court in which all but one of the opt-out federal lawsuits have been consolidated denied defendants’ motion to dismiss the complaints. Refer to Note 17 for more information on the Visa Litigation.

In 2008, two cases were filed in the United States District Court for the Southern District of Ohio against the Bancorp and certain officers and consolidated as Dudenhoeffer v Fifth Third Bancorp et al. Case No. 1:08-cv-538. The complaints alleged violations of ERISA based on allegations similar to those set forth in the previously reported securities class action cases. The ERISA actions were dismissed by the trial court, but the Sixth Circuit Court of Appeals reversed the trial court decision. The Bancorp petitioned the United States Supreme Court to review and reverse the Sixth Circuit decision and sought a stay of proceedings in the trial court pending appeal. On December 13, 2013, the Supreme Court granted certiorari and agreed to hear the appeal. Oral arguments were held on April 2, 2014 and on June 25, 2014 the Supreme Court unanimously vacated the Sixth Circuit decision and remanded the case for further proceedings consistent with the standards articulated in its decision. The Supreme Court issued its mandate remanding the case back to the Sixth Circuit Court of Appeals but no further proceedings have occurred.

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

On September 30, 2015, the Bancorp agreed to pay approximately $85 million to cover losses on approximately 500 loans for which HUD had paid FHA insurance claims, and an additional $2 million to HUD, in connection with the Bancorp’s entry into a Stipulation and Order of Settlement and Dismissal with the Department of Justice and HUD, which was approved by the U.S. District Court for the Southern District of New York on October 5, 2015, and a related Settlement Agreement with HUD.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The total amount is within the amount the Bancorp had previously included in its accrual for this matter. The Bancorp has also agreed to indemnify HUD for any losses related to approximately 900 loans which have not been the subject of mortgage insurance claims. The settlement resulted in part from the Bancorp’s voluntary disclosure of approximately 1,400 mortgages that it had previously certified as eligible for FHA insurance but which were later determined to be ineligible for such insurance.

On September 28, 2015, the Bancorp entered into consent orders and agreed, without admitting or denying any of the findings of fact or conclusions of law (except to establish jurisdiction), to pay $18 million to consumers in a settlement with the Department of Justice and the CFPB related to an investigation into whether Fifth Third Bank engaged in any discriminatory practices in connection with the Bank’s indirect automobile loan portfolio. This amount is within the amount included in the Bancorp’s accrual for this matter and is subject to a credit of between $5 million and $6 million for remediation the Bancorp has already paid. The consent orders also provide that the Bancorp will implement a new dealer compensation policy and that the Bancorp’s Board of Directors will oversee its compliance with the consent orders.

On September 28, 2015, the Bancorp agreed to pay an amount not less than $3 million in redress to consumers and a civil penalty of $500,000 to the CFPB in connection with its entry into a consent order with the CFPB related to the marketing and administration of the Bancorp’s debt protection credit card “add-on” product for those enrolled in the product from January 1, 2007, through November 11, 2013. This $3.5 million is within the amount the Bancorp had included in its accrual for this matter. As part of this settlement, the Bancorp has also agreed, without admitting or denying any findings of fact or conclusions of law (except to establish jurisdiction), to adopt a compliance plan with respect to the advertising, marketing, promotion, offering or sale of any credit card add-on products, the performance of any such products and the management of its vendors with respect to such products and not to market or sell similar debt protection add-on products without first securing a determination of non-objection from the CFPB.

The Bancorp is party to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $51 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

19. Income Taxes

The Bancorp’s provision for income taxes was $134 million and $124 million for the three months ended September 30, 2015 and 2014, respectively, and was $367 million and $411 million for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rates for the three months ended September 30, 2015 and 2014 were 26.0% and 26.7%, respectively, and were 25.9% and 27.2% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2015 compared to the same periods in the prior year included the benefit from an increase in the amount of 2015 forecasted income tax credits.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

20. Accumulated Other Comprehensive Income

The tables below present the activity of the components of OCI and AOCI for the three months ended September 30, 2015 and 2014:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
September 30, 2015
Unrealized holding gains on available-for-sale securities arising during period	$319	(111)	208
Reclassification adjustment for net gains on available-for-sale securities included in net income	(10)	3	(7)

Net unrealized gains on available-for-sale securities	309	(108)	201	327	201	528

Unrealized holding gains on cash flow hedge derivatives arising during period	65	(23)	42
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(20)	7	(13)

Net unrealized gains on cash flow hedge derivatives	45	(16)	29	29	29	58

Net actuarial loss arising during the period	(1)	—	(1)
Reclassification of amounts to net periodic benefit costs	3	(1)	2

Defined benefit pension plans, net	2	(1)	1	(65)	1	(64)

Total	$356	(125)	231	291	231	522

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
September 30, 2014
Unrealized holding losses on available-for-sale securities arising during period	$(105)	36	(69)
Reclassification adjustment for net gains on available-for-sale securities included in net income	(5)	2	(3)

Net unrealized gains on available-for-sale securities	(110)	38	(72)	410	(72)	338

Unrealized holding losses on cash flow hedge derivatives arising during period	(4)	1	(3)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(10)	3	(7)

Net unrealized gains on cash flow hedge derivatives	(14)	4	(10)	22	(10)	12

Reclassification of amounts to net periodic benefit costs	2	(1)	1

Defined benefit pension plans, net	2	(1)	1	(50)	1	(49)

Total	$(122)	41	(81)	382	(81)	301

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The tables below present the activity of the components of OCI and AOCI for the nine months ended September 30, 2015 and 2014:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
September 30, 2015
Unrealized holding gains on available-for-sale securities arising during period	$98	(34)	64
Reclassification adjustment for net gains on available-for-sale securities included in net income	(16)	5	(11)

Net unrealized gains on available-for-sale securities	82	(29)	53	475	53	528

Unrealized holding gains on cash flow hedge derivatives arising during period	109	(38)	71
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(55)	19	(36)

Net unrealized gains on cash flow hedge derivatives	54	(19)	35	23	35	58

Net actuarial loss arising during the period	(4)	1	(3)
Reclassification of amounts to net periodic benefit costs	12	(4)	8

Defined benefit pension plans, net	8	(3)	5	(69)	5	(64)

Total	$144	(51)	93	429	93	522

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
September 30, 2014
Unrealized holding gains on available-for-sale securities arising during period	$357	(124)	233
Reclassification adjustment for net gains on available-for-sale securities included in net income	(25)	9	(16)

Net unrealized gains on available-for-sale securities	332	(115)	217	121	217	338

Unrealized holding gains on cash flow hedge derivatives arising during period	30	(11)	19
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(31)	11	(20)

Net unrealized gains on cash flow hedge derivatives	(1)	—	(1)	13	(1)	12

Reclassification of amounts to net periodic benefit costs	5	(2)	3

Defined benefit pension plans, net	5	(2)	3	(52)	3	(49)

Total	$336	(117)	219	82	219	301

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of AOCI:

Components of AOCI: ($ in millions)	Affected Line Item in the Condensed Consolidated Statements of Income	For the three months ended September 30,		For the nine months ended September 30,

		2015	2014	2015	2014
Net unrealized gains on available-for-sale securities:(b)
Net gains included in net income	Securities gains, net	$10	5	16	25

	Income before income taxes	10	5	16	25
	Applicable income tax expense	(3)	(2)	(5)	(9)

	Net income	7	3	11	16

Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	20	10	55	31

	Income before income taxes	20	10	55	31
	Applicable income tax expense	(7)	(3)	(19)	(11)

	Net income	13	7	36	20

Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)	(2)	(2)	(7)	(5)
Settlements	Employee benefits expense(a)	(1)	—	(5)	—

	Income before income taxes	(3)	(2)	(12)	(5)
	Applicable income tax expense	1	1	4	2

	Net income	(2)	(1)	(8)	(3)

Total reclassifications for the period	Net income	$18	9	39	33

(a)	This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014 for information on the computation of net periodic benefit cost.
(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

21. Earnings Per Share

The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2015			2014
For the three months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$381			340
Dividends on preferred stock	15			12

Net income available to common shareholders	366			328
Less: Income allocated to participating securities	4			3

Net income allocated to common shareholders	$362	796	0.46	325	829	0.39

Earnings per diluted share:
Net income available to common shareholders	$366			328
Effect of dilutive securities:
Stock-based awards	—	9		—	9

Net income available to common shareholders plus assumed conversions	366			328
Less: Income allocated to participating securities	4			3

Net income allocated to common shareholders plus assumed conversions	$362	805	0.45	325	838	0.39

	2015			2014
For the nine months ended September 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings per share:
Net income attributable to Bancorp	$1,056			1,096
Dividends on preferred stock	52			44

Net income available to common shareholders	1,004			1,052
Less: Income allocated to participating securities	10			8

Net income allocated to common shareholders	$994	803	1.24	1,044	838	1.25

Earnings per diluted share:
Net income available to common shareholders	$1,004			1,052
Effect of dilutive securities:
Stock-based awards	—	9		—	10

Net income available to common shareholders plus assumed conversions	1,004			1,052
Less: Income allocated to participating securities	10			8

Net income allocated to common shareholders plus assumed conversions	$994	812	1.22	1,044	848	1.23

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three and nine months ended September 30, 2015 excludes 16 million and 15 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive. The diluted earnings per share computation for the three and nine months ended September 30, 2014 excludes 13 million and 11 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

The diluted earnings per share computation for the three and nine months ended September 30, 2015 excludes the impact of the forward contract related to the September 9, 2015 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock during the third quarter of 2015, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of September 30, 2015, and thus the impact of the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

The diluted earnings per share computation for the three and nine months ended September 30, 2014 excludes the impact of the forward contract related to the July 24, 2014 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock during the third quarter of 2014, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of September 30, 2014, and thus the impact of the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using
September 30, 2015 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$25	1,098	—	1,123
Obligations of states and political subdivisions securities	—	142	—	142
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	14,879	—	14,879
Agency commercial mortgage-backed securities	—	7,838	—	7,838
Non-agency commercial mortgage-backed securities	—	2,757	—	2,757
Asset-backed securities and other debt securities	—	1,356	—	1,356
Equity securities(a)	82	19	—	101

Available-for-sale and other securities(a)	107	28,089	—	28,196
Trading securities:
U.S. Treasury and federal agencies securities	—	8	—	8
Obligations of states and political subdivisions securities	—	18	—	18
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	5	—	5
Non-agency residential mortgage-backed securities	—	1	—	1
Asset-backed securities and other debt securities	—	11	—	11
Equity securities	331	—	—	331

Trading securities	331	43	—	374
Residential mortgage loans held for sale	—	617	—	617
Residential mortgage loans(b)	—	—	173	173
Derivative assets:
Interest rate contracts	1	1,129	19	1,149
Foreign exchange contracts	—	464	—	464
Equity contracts	—	—	630	630
Commodity contracts	65	244	—	309

Derivative assets	66	1,837	649	2,552

Total assets	$504	30,586	822	31,912

Liabilities:
Derivative liabilities:
Interest rate contracts	$10	366	3	379
Foreign exchange contracts	—	409	—	409
Equity contracts	—	—	58	58
Commodity contracts	37	262	—	299

Derivative liabilities	47	1,037	61	1,145
Short positions	13	4	—	17

Total liabilities	$60	1,041	61	1,162

(a)	Excludes FHLB, FRB and DTCC restricted stock totaling $248, $354 and $1 respectively, at September 30, 2015.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the three and nine months ended September 30, 2015, no assets or liabilities were transferred between Level 1 and Level 2

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using
December 31, 2014 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value
Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$25	1,607	—	1,632
Obligations of states and political subdivisions securities	—	192	—	192
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	12,404	—	12,404
Agency commercial mortgage-backed securities	—	4,565	—	4,565
Non-agency commercial mortgage-backed securities	—	1,550	—	1,550
Asset-backed securities and other debt securities	—	1,362	—	1,362
Equity securities(a)	84	19	—	103

Available-for-sale and other securities(a)	109	21,699	—	21,808
Trading securities:
U.S. Treasury and federal agencies securities	—	14	—	14
Obligations of states and political subdivisions securities	—	8	—	8
Mortgage-backed securities:
Agency residential mortgage-backed securities	—	9	—	9
Asset-backed securities and other debt securities	—	13	—	13
Equity securities	316	—	—	316

Trading securities	316	44	—	360
Residential mortgage loans held for sale	—	561	—	561
Residential mortgage loans(b)	—	—	108	108
Derivative assets:
Interest rate contracts	—	888	12	900
Foreign exchange contracts	—	417	—	417
Equity contracts	—	—	415	415
Commodity contracts	68	280	—	348

Derivative assets	68	1,585	427	2,080

Total assets	$493	23,889	535	24,917

Liabilities:
Derivative liabilities:
Interest rate contracts	$6	276	2	284
Foreign exchange contracts	—	372	—	372
Equity contracts	—	—	49	49
Commodity contracts	58	280	—	338

Derivative liabilities	64	928	51	1,043
Short positions	16	5	—	21

Total liabilities	$80	933	51	1,064

(a)	Excludes FHLB and FRB restricted stock totaling $248 and $352, respectively, at December 31, 2014.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2014, no assets or liabilities were transferred between Level 1 and Level 2.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At September 30, 2015 and December 31, 2014, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a warrant associated with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

The warrant allows the Bancorp to purchase approximately 20 million incremental nonvoting units in Vantiv Holding, LLC at an exercise price of $15.98 per unit and requires settlement under certain defined conditions involving change of control. The fair value of the warrant is calculated in conjunction with a third party valuation provider by applying Black-Scholes option valuation models using probability weighted scenarios which contain the following inputs: Vantiv, Inc. stock price, strike price per the Warrant Agreement and several unobservable inputs, such as expected term and expected volatility.

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

The net fair value asset of the IRLCs at September 30, 2015 was $19 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $7 million and $14 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $8 million and $16 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $2 million and $4 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $2 million and $4 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2015 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$—	178	10	445	633
Total gains (realized/unrealized):
Included in earnings	—	1	38	122	161
Settlements	—	(8)	(32)	5	(35)
Transfers into Level 3(b)	—	2	—	—	2

Ending balance	$—	173	16	572	761

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2015(c)	$—	1	19	122	142

(a)	Net interest rate derivatives include derivative assets and liabilities of $19 and $3, respectively, as of September 30, 2015. Net equity derivatives include derivative assets and liabilities of $630 and $58, respectively, as of September 30, 2015.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2014 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	99	15	358	473
Total gains or losses (realized/unrealized):
Included in earnings	—	1	18	(57)	(38)
Settlements	—	(3)	(26)	4	(25)
Transfers into Level 3(b)	—	12	—	—	12

Ending balance	$1	109	7	305	422

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2014(c)	$—	1	10	(57)	(46)

(a)	Net interest rate derivatives include derivative assets and liabilities of $10 and $3, respectively, as of September 30, 2014. Net equity derivatives include derivative assets and liabilities of $358 and $53, respectively, as of September 30, 2014.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2015 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$—	108	10	366	484
Total gains (realized/unrealized):
Included in earnings	—	2	90	188	280
Purchases	—	—	(1)	—	(1)
Settlements	—	(23)	(83)	18	(88)
Transfers into Level 3(b)	—	86	—	—	86

Ending balance	$—	173	16	572	761

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2015(c)	$—	2	20	188	210

(a)	Net interest rate derivatives include derivative assets and liabilities of $19 and $3, respectively, as of September 30, 2015. Net equity derivatives include derivative assets and liabilities of $630 and $58, respectively, as of September 30, 2015.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
For the nine months ended September 30, 2014 ($ in millions)	Trading Securities	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value
Beginning balance	$1	92	8	336	437
Total gains or losses (realized/unrealized):
Included in earnings	—	3	94	(45)	52
Settlements	—	(10)	(95)	14	(91)
Transfers into Level 3(b)	—	24	—	—	24

Ending balance	$1	109	7	305	422

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2014(c)	$—	3	10	(45)	(32)

(a)	Net interest rate derivatives include derivative assets and liabilities of $10 and $3, respectively, as of September 30, 2014. Net equity derivatives include derivative assets and liabilities of $358 and $53, respectively, as of September 30, 2014.
(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,

($ in millions)	2015	2014	2015	2014
Mortgage banking net revenue	$39	19	91	96
Corporate banking revenue	—	—	1	1
Other noninterest income	122	(57)	188	(45)

Total gains (losses)	$161	(38)	280	52

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at September 30, 2015 and 2014 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended September 30,		For the nine months ended September 30,

($ in millions)	2015	2014	2015	2014
Mortgage banking net revenue	$20	11	21	13
Corporate banking revenue	—	—	1	—
Other noninterest income	122	(57)	188	(45)

Total gains (losses)	$142	(46)	210	(32)

The following tables present information as of September 30, 2015 and 2014 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of September 30, 2015 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$173	Loss rate model	Interest rate risk factor Credit risk factor	(8.0) - 16.3% 0 - 80.5%	4.0% 0.9%

IRLCs, net	19	Discounted cash flow	Loan closing rates	14.9 - 87.6%	61.3%

Stock warrant associated with Vantiv Holding, LLC	630	Black-Scholes option valuation model	Expected term (years) Expected volatility(a)	2.0 - 13.8 22.7 - 32.4%	5.9 26.7%

Swap associated with the sale of Visa, Inc. Class B shares	(58)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/16 - 3/31/2021	NM

(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2014 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average
Residential mortgage loans	$109	Loss rate model	Interest rate risk factor Credit risk factor	(11.0) - 18.5% 0 - 58.6%		4.5% 1.7%

IRLCs, net	10	Discounted cash flow	Loan closing rates	4.0 - 95.0%		65.0%

Stock warrant associated with Vantiv Holding, LLC	358	Black-Scholes option valuation model	Expected term (years) Expected volatility(a)	2.0 - 14.8 23.0 - 32.0%		6.0 26.6%

Swap associated with the sale of Visa, Inc. Class B shares	(53)	Discounted cash flow	Timing of the resolution of the Covered Litigation Proportional share of litigation loss estimate in excess of escrow funds	$6/30/2015 - 12/31/2019 17	$	NM 17

(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of September 30, 2015 and 2014 and for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2015 and 2014, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period:

	Fair Value Measurements Using				Total Losses	Total (Losses) Gains
As of September 30, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
Commercial loans held for sale	$—	—	14	14	—	3
Residential mortgage loans held for sale	—	—	96	96	—	(2)
Automobile loans held for sale	—	—	2	2	—	—
Credit cards held for sale	—	—	4	4	(1)	(1)
Commercial and industrial loans	—	—	290	290	(57)	(98)
Commercial mortgage loans	—	—	112	112	(19)	(36)
Commercial construction loans	—	—	9	9	(2)	(2)
Residential mortgage loans	—	—	55	55	—	(1)
MSRs	—	—	756	756	(77)	(38)
OREO	—	—	64	64	(3)	(16)
Bank premises and equipment	—	—	79	79	(1)	(102)
Operating lease equipment	—	—	53	53	(2)	(36)

Total	$—	—	1,534	1,534	(162)	(329)

	Fair Value Measurements Using				Total (Losses) Gains	Total Losses
As of September 30, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended September 30, 2014	For the nine months ended September 30, 2014
Commercial loans held for sale	$—	—	25	25	(5)	(7)
Commercial and industrial loans	—	—	387	387	(135)	(259)
Commercial mortgage loans	—	—	49	49	(8)	(25)
Commercial construction loans	—	—	4	4	—	—
MSRs	—	—	933	933	21	(7)
OREO	—	—	77	77	(3)	(22)
Bank premises and equipment	—	—	4	4	—	(18)

Total	$—	—	1,479	1,479	(130)	(338)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of September 30, 2015 and 2014 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of September 30, 2015 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$14	Discounted cash flow	Discount spread	NM	4.4%

Residential mortgage loans held for sale	96	Loss rate model	Interest rate risk factor Credit risk factor	(7.5)-0.1% NM	(1.6)% 0.1%

Automobile loans held for sale	2	Discounted cash flow	Discount spread	NM	3.1%

Credit cards held for sale	4	Comparable transactions	Estimated sales proceeds from comparable transactions	NM	NM

Commercial and industrial loans	290	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	112	Appraised value	Collateral value	NM	NM

Commercial construction loans	9	Appraised value	Collateral value	NM	NM

Residential mortgage loans	55	Appraised value	Appraised value	NM	NM

MSRs	756	Discounted cash flow	Prepayment speed	1.0 - 100%	(Fixed) 11.7% (Adjustable) 32.7%
			OAS spread (bps)	304 - 1,525	(Fixed) 706 (Adjustable) 668

OREO	64	Appraised value	Appraised value	NM	NM

Bank premises	79	Appraised value	Appraised value	NM	NM

Operating lease equipment	53	Appraised value	Appraised value	NM	NM

As of September 30, 2014 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$25	Appraised value	Appraised value	NM	NM
			Cost to sell	NM	10.0%

Commercial and industrial loans	387	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	49	Appraised value	Collateral value	NM	NM

Commercial construction loans	4	Appraised value	Collateral value	NM	NM

MSRs	933	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 10.8% (Adjustable) 26.0%
			Discount rates	9.6 - 13.2%	(Fixed) 9.9% (Adjustable) 11.8%

OREO	77	Appraised value	Appraised value	NM	NM

Bank premises	4	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

The Bancorp transferred an immaterial amount and $26 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value during the three and nine months ended September 30, 2015, respectively. The Bancorp transferred $8 million and $10 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value during the three and nine months ended September 30, 2014, respectively. There was an immaterial amount and $1 million in fair value adjustments taken on these loans for the three and nine months ended September 30, 2015, respectively. These loans had $4 million in fair value adjustments during the three months ended September 30, 2014 and $5 million during the nine months ended September 30, 2014. The fair value adjustments were generally based on either appraisals of the underlying collateral or were estimated by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics, similar remaining maturities, prepayment speeds and loss severities and were, therefore, classified within Level 3 of the valuation hierarchy. Additionally, fair value adjustments on existing loans held for sale were immaterial and $1 million for the three and nine months ended September 30, 2015, respectively, and $1 million and $2 million for the three and nine months ended September 30, 2014, respectively. The fair value adjustments were also based on appraisals of the underlying collateral. The Bancorp recognized an immaterial amount of gains on sale during both the three months ended September 30, 2015 and 2014. The Bancorp recognized $5 million and $1 million in gains on the sale of certain commercial loans held for sale during the nine months ended September 30, 2015 and 2014, respectively.

The Accounting department determines the procedures for the valuation of commercial loans held for sale using appraised value which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year old are updated and the Real Estate Valuation group, which reports to the Bancorp’s Chief Risk Officer, in conjunction with the Commercial Line of Business review the third party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance department, which reports to the Bancorp’s Chief Financial Officer, in conjunction with Accounting review all loan appraisal values, carry values and vintages. The Treasury department, which reports to the Bancorp’s Chief Financial Officer, is responsible for the estimate of fair value adjustments when a discounted future cash flow valuation technique is employed.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Residential mortgage loans held for sale

During the three months ended September 30, 2015, the Bancorp did not transfer any residential mortgage loans from the portfolio to loans held for sale. During the nine months ended September 30, 2015, the Bancorp transferred $233 million of residential mortgage loans from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value using significant unobservable inputs. Fair values were estimated based on mortgage-backed securities prices, interest rate risk and an internally developed credit component. These loans had an immaterial amount and $1 million, respectively, of fair value adjustments during the three and nine months ended September 30, 2015. The Secondary Marketing department, which reports to the Bancorp’s Chief Operating Officer, in conjunction with the Consumer Credit Risk department, which reports to the Bancorp’s Chief Risk Officer, are responsible for determining the valuation methodology for residential mortgage loans held for investment. The Secondary Marketing department reviews loss severity assumptions quarterly to determine if adjustments are necessary based on decreases in observable housing market data. This group also reviews trades in comparable benchmark securities and adjusts the values of loans as necessary. Consumer Credit Risk is responsible for the credit component of the fair value which is based on internally developed loss rate models that take into account historical loss rates and loss severities based on underlying collateral values.

Automobile loans held for sale

During the three months ended September 30, 2015, the Bancorp did not transfer any automobile loans from the portfolio to loans held for sale. During the nine months ended September 30, 2015, the Bancorp transferred $5 million of automobile loans from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value using significant unobservable inputs. Fair values were estimated by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics, similar remaining maturities, prepayment speeds and loss severities. These loans had an immaterial amount of fair value adjustments for both the three and nine months ended September 30, 2015. The Treasury department, which reports to the Bancorp’s Chief Financial Officer, is responsible for the estimate of fair value adjustments.

Credit cards held for sale

During both the three and nine months ended September 30, 2015, the Bancorp transferred $102 million of credit cards from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value using significant unobservable inputs. Fair values were estimated based on recent sales data from similar transactions. These loans had fair value adjustments of $1 million for both the three and nine months ended September 30, 2015. The Consumer Credit Risk department, which reports to the Bancorp’s Chief Risk Officer, in conjunction with the Accounting Department, which reports to the Bancorp’s Chief Financial Officer, are responsible for the estimate of fair value adjustments.

Commercial loans held for investment

During the three and nine months ended September 30, 2015 and 2014, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans and commercial construction loans held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous table. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

Residential mortgage loans held for investment

During the three months ended March 31, 2015, the Bancorp transferred approximately $55 million of restructured residential mortgage loans from held for sale to the portfolio as the Bancorp no longer had the intent to sell the loans. Upon transfer, the Bancorp recognized a nonrecurring fair value adjustment of $1 million on these loans, which had previously been transferred to held for sale in the fourth quarter of 2014.

MSRs

Mortgage interest rates decreased during the three and nine months ended September 30, 2015 and during the nine months ended September 30, 2014 and the Bancorp recognized temporary impairment in certain classes of the MSR portfolio and the carrying value was adjusted to fair value. The Bancorp recognized a recovery of temporary impairment on servicing rights during the three months ended September 30, 2014. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal OAS models with certain unobservable inputs, primarily prepayment speed assumptions, OAS and weighted-average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 12 for further information on the assumptions used in the valuation of the Bancorp’s MSRs. The Secondary Marketing department and Treasury department are responsible for determining the valuation methodology for MSRs. Representatives from Secondary Marketing, Treasury, Accounting and Risk Management are responsible for reviewing key assumptions used in the internal OAS model. Two external valuations of the MSR portfolio are obtained from third parties that use valuation models in order to assess the reasonableness of the internal OAS model. Additionally, the Bancorp participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the MSR valuation process and the resulting MSR prices.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

OREO

During the three and nine months ended September 30, 2015 and 2014, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses include $2 million and $10 million in losses, recorded as charge-offs, on new OREO properties transferred from loans during the three and nine months ended September 30, 2015, respectively, and $3 million and $9 million for the three and nine months ended September 30, 2014, respectively. These losses also include $1 million and $6 million in losses for the three and nine months ended September 30, 2015, respectively, and an immaterial amount and $13 million in losses for the three and nine months ended September 30, 2014, respectively, recorded as negative fair value adjustments on OREO in other noninterest income in the Condensed Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

The Real Estate Valuation department, which reports to the Bancorp’s Chief Risk Officer, is solely responsible for managing the appraisal process and evaluating the appraisal for commercial properties transferred to OREO. All appraisals on commercial OREO properties are updated on at least an annual basis.

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

Bank premises and equipment

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

On September 3, 2015, the Bancorp announced the decision to enter into an agreement to sell branch banking locations, retail accounts, certain private banking deposits and related loan relationships in the Pittsburgh MSA to First National Bank of Pennsylvania. On September 30, 2015, the Bancorp announced the decision to enter into an agreement to sell its retail operations, including retail accounts, certain private banking deposits and related loan relationships in the St. Louis MSA to Great Southern Bank. Both transactions are part of the Branch Consolidation and Sales Plan and are expected to close in the first half of 2016, subject to regulatory review and approval.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. These properties were written down to their lower of cost or market values. At least annually thereafter, the Bancorp will review these properties for market fluctuations. The fair value amounts were generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. Corporate Facilities, which reports to the Bancorp’s Chief Administrative Officer, in conjunction with Accounting are responsible for preparing and reviewing the fair value estimates for bank premises. For further information on bank premises and equipment, refer to Note 7.

Operating lease equipment

During the three and nine months ended September 30, 2015, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. The Commercial Leasing department, which reports to the Bancorp’s Chief Operating Officer, is responsible for preparing and reviewing the fair value estimates for operating lease equipment. Refer to Note 8 for further information on the impairment charge related to certain operating lease equipment.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair value changes recognized in earnings for instruments held at September 30, 2015 and 2014 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $32 million for both the three and nine months ended September 30, 2015 and gains of $23 million for both the three and nine months ended September 30, 2014. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $2 million at both September 30, 2015 and December 31, 2014. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

	Aggregate	Aggregate Unpaid
($ in millions)	Fair Value	Principal Balance	Difference
September 30, 2015
Residential mortgage loans measured at fair value	$790	758	32
Past due loans of 90 days or more	2	2	—
Nonaccrual loans	2	2	—

December 31, 2014
Residential mortgage loans measured at fair value	$669	643	26
Past due loans of 90 days or more	2	2	—
Nonaccrual loans	3	3	—

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total
As of September 30, 2015 ($ in millions)		Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,455	2,455	—	—	2,455
Other securities	603	—	603	—	603
Held-to-maturity securities	157	—	—	157	157
Other short-term investments	1,994	1,994	—	—	1,994
Loans held for sale	377	—	—	377	377
Portfolio loans and leases:
Commercial and industrial loans	42,315	—	—	42,845	42,845
Commercial mortgage loans	6,936	—	—	6,731	6,731
Commercial construction loans	3,076	—	—	2,801	2,801
Commercial leases	3,853	—	—	3,620	3,620
Residential mortgage loans	13,121	—	—	13,752	13,752
Home equity	8,357	—	—	9,261	9,261
Automobile loans	11,785	—	—	11,593	11,593
Credit card	2,133	—	—	2,486	2,486
Other consumer loans and leases	678	—	—	677	677
Unallocated ALLL	(114)	—	—	—	—

Total portfolio loans and leases, net	$92,140	—	—	93,766	93,766

Financial liabilities:
Deposits	$100,893	—	100,929	—	100,929
Federal funds purchased	132	132	—	—	132
Other short-term borrowings	4,904	—	4,905	—	4,905
Long-term debt	15,527	15,464	655	—	16,119

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2014 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$3,091	3,091	—	—	3,091
Other securities	600	—	600	—	600
Held-to-maturity securities	187	—	—	187	187
Other short-term investments	7,914	7,914	—	—	7,914
Loans held for sale	700	—	—	700	700
Portfolio loans and leases:
Commercial and industrial loans	40,092	—	—	40,781	40,781
Commercial mortgage loans	7,259	—	—	6,878	6,878
Commercial construction loans	2,052	—	—	1,735	1,735
Commercial leases	3,675	—	—	3,426	3,426
Residential mortgage loans	12,177	—	—	12,249	12,249
Home equity	8,799	—	—	9,224	9,224
Automobile loans	12,004	—	—	11,748	11,748
Credit card	2,297	—	—	2,586	2,586
Other consumer loans and leases	405	—	—	414	414
Unallocated ALLL	(106)	—	—	—	—

Total portfolio loans and leases, net	$88,654	—	—	89,041	89,041

Financial liabilities:
Deposits	$101,712	—	101,715	—	101,715
Federal funds purchased	144	144	—	—	144
Other short-term borrowings	1,556	—	1,561	—	1,561
Long-term debt	14,967	14,993	655	—	15,648

Cash and due from banks, other securities, other short-term investments, deposits, federal funds purchased and other short-term borrowings

For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, FHLB and FRB restricted stock, other short-term investments, certain deposits (demand, interest checking, savings, money market and foreign office deposits), federal funds purchased, and other short-term borrowings excluding FHLB borrowings. Fair values for other time deposits, certificates $100,000 and over and FHLB borrowings were estimated using a DCF calculation that applies prevailing LIBOR/swap interest rates and a spread for new issuances with similar terms.

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

The results of operations and financial position for the three and nine months ended September 30, 2014 were adjusted to reflect the transfer of certain customers and Bancorp employees from Commercial Banking to Branch Banking, effective January 1, 2015. In addition, the prior year balances were adjusted to reflect a change in internal allocation methodology.

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,295 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

Consumer Lending includes the Bancorp’s residential mortgage, home equity, automobile and other indirect lending activities. Direct lending activities include the origination, retention and servicing of residential mortgage and home equity loans or lines of credit, sales and securitizations of those loans, pools of loans or lines of credit, and all associated hedging activities. Indirect lending activities include extending loans to consumers through correspondent lenders and automobile dealers.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the three months ended September 30, 2015 and 2014:

	Commercial		Branch		Consumer	Investment	General Corporate
September 30, 2015 ($ in millions)	Banking		Banking		Lending	Advisors	and Other	Eliminations		Total
Net interest income	$413		395		62	33	(2)	—		901
Provision for loan and lease losses	138		39		11	—	(32)	—		156

Net interest income after provision for loan and lease losses	275		356		51	33	30	—		745

Total noninterest income	228	(c)	197	(b)	76	102	148	(38	)(a)	713
Total noninterest expense	342		396		106	112	25	(38)		943

Income before income taxes	161		157		21	23	153	—		515
Applicable income tax expense	8		55		8	8	55	—		134

Net income	153		102		13	15	98	—		381
Less: Net income attributable to noncontrolling interests	—		—		—	—	—	—		—

Net income attributable to Bancorp	153		102		13	15	98	—		381
Dividends on preferred stock	—		—		—	—	15	—		15

Net income available to common shareholders	$153		102		13	15	83	—		366

Total goodwill	$613		1,655		—	148	—	—		2,416

Total assets	$59,448		52,163		22,805	8,964	(1,462)	—		141,918

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes an impairment charge of $2 for branches and land. For more information refer to Note 7 and Note 22.
(c)	Includes an impairment charge of $2 for operating lease equipment. For more information refer to Note 8 and Note 22.

					General
	Commercial	Branch	Consumer	Investment	Corporate
September 30, 2014 ($ in millions)	Banking	Banking	Lending	Advisors	and Other	Eliminations		Total
Net interest income	$411	396	64	30	2	—		903
Provision for loan and lease losses	47	50	17	1	(44)	—		71

Net interest income after provision for loan and lease losses	364	346	47	29	46	—		832

Total noninterest income	218	194	71	102	(27)	(38	)(a)	520
Total noninterest expense	323	392	114	111	(14)	(38)		888

Income before income taxes	259	148	4	20	33	—		464
Applicable income tax expense	47	52	1	7	17	—		124

Net income	212	96	3	13	16	—		340
Less: Net income attributable to noncontrolling interests	—	—	—	—	—	—		—

Net income attributable to Bancorp	212	96	3	13	16	—		340
Dividends on preferred stock	—	—	—	—	12	—		12

Net income available to common shareholders	$212	96	3	13	4	—		328

Total goodwill	$613	1,655	—	148	—	—		2,416

Total assets	$55,906	50,125	22,644	9,856	(4,343)	—		134,188

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the nine months ended September 30, 2015 and 2014:

							General
	Commercial		Branch		Consumer	Investment	Corporate
September 30, 2015 ($ in millions)	Banking		Banking		Lending	Advisors	and Other	Eliminations		Total
Net interest income	$1,207		1,148		187	91	3	—		2,636
Provision for loan and lease losses	208		122		33	3	(61)	—		305

Net interest income after provision for loan and lease losses	999		1,026		154	88	64	—		2,331

Total noninterest income	630	(c)	468	(b)	327	315	274	(114	)(a)	1,900
Total noninterest expense	1,056		1,183		322	342	25	(114)		2,814

Income before income taxes	573		311		159	61	313	—		1,417
Applicable income tax expense	54		110		57	21	125	—		367

Net income	519		201		102	40	188	—		1,050
Less: Net income attributable to noncontrolling interests	—		—		—	—	(6)	—		(6)

Net income attributable to Bancorp	519		201		102	40	194	—		1,056
Dividends on preferred stock	—		—		—	—	52	—		52

Net income available to common shareholders	$519		201		102	40	142	—		1,004

Total goodwill	$613		1,655		—	148	—	—		2,416

Total assets	$59,448		52,163		22,805	8,964	(1,462)	—		141,918

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes an impairment charge of $104 for branches and land. For more information refer to Note 7 and Note 22.
(c)	Includes an impairment charge of $36 for operating lease equipment. For more information refer to Note 8 and Note 22.

						General
	Commercial	Branch		Consumer	Investment	Corporate
September 30, 2014 ($ in millions)	Banking	Banking		Lending	Advisors	and Other	Eliminations		Total
Net interest income	$1,212	1,171		193	90	31	—		2,697
Provision for loan and lease losses	184	142		55	3	(168)	—		216

Net interest income after provision for loan and lease losses	1,028	1,029		138	87	199	—		2,481

Total noninterest income	642	538	(b)	280	308	162	(110	)(a)	1,820
Total noninterest expense	986	1,168		446	333	(31)	(110)		2,792

Income (loss) before income taxes	684	399		(28)	62	392	—		1,509
Applicable income tax expense (benefit)	104	141		(10)	22	154	—		411

Net income (loss)	580	258		(18)	40	238	—		1,098
Less: Net income attributable to noncontrolling interests	—	—		—	—	2	—		2

Net income (loss) attributable to Bancorp	580	258		(18)	40	236	—		1,096
Dividends on preferred stock	—	—		—	—	44	—		44

Net income (loss) available to common shareholders	$580	258		(18)	40	192	—		1,052

Total goodwill	$613	1,655		—	148	—	—		2,416

Total assets	$55,906	50,125		22,644	9,856	(4,343)	—		134,188

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes an impairment charge of $18 for branches and land. For more information refer to Note 7 and Note 22.

24. Subsequent Events

On October 23, 2015, the Bancorp entered into an agreement with Vantiv, Inc. under which a portion of its TRA with Vantiv, Inc. was terminated and settled in full for consideration of a cash payment in the amount of approximately $49 million from Vantiv, Inc. Under the agreement, the Bancorp sold certain TRA cash flows it expected to receive from 2017 to 2030, totaling an estimated $140 million. Approximately half of the sold TRA cash flows related to 2025 and later. This sale does not impact the TRA payment expected to be recognized in the fourth quarter of 2015 or the TRA payment expected to be recognized in the fourth quarter of 2016. Additionally, the Bancorp will recognize the gain of approximately $49 million in the Condensed Consolidated Statements of Income during the fourth quarter of 2015.

On November 5, 2015, the Bancorp entered into an agreement to transfer approximately $750 million in fixed-rate consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. The primary purposes for which the VIE was created were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIE and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIE that could potentially be significant to the VIE. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE. As a result, the Bancorp concluded that it is the primary beneficiary of the VIE and, therefore, will consolidate this VIE in the Bancorp’s Annual Report on Form 10-K for the year ending December 31, 2015. The assets of the VIE are restricted to the settlement of the notes and other obligations of the VIE. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 18 of the Notes to Condensed Consolidated Financial Statements in Part I, Item  1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the third quarter of 2015 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the third quarter of 2015.

Defaults Upon Senior Securities (Item 3)

None.

Mine Safety Disclosures (Item 4)

Not applicable.

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1	Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

3.2	Code of Regulations of Fifth Third Bancorp as Amended as of September 15, 2014. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 17, 2014.

4.1	Fourth Supplemental Indenture dated as of July 27, 2015 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 27, 2015.

4.2	Global Security dated as of July 27, 2015, representing Fifth Third Bancorp’s $1,100,000,000 in principal amount of its 2.875% Senior Notes due 2020. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 27, 2015.

10.1	Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated July 29, 2015 between Fifth Third Bancorp and Morgan Stanley & Co. LLC.*

10.2	Master Confirmation, dated May 21, 2013, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated September 3, 2015 between Fifth Third Bancorp and Deutsche Bank AG, London Branch, with Deutsche Bank Securities Inc. acting as agent.* Master Confirmation is incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2013.

10.3	Separation Agreement between Fifth Third Bancorp and Dan Poston dated October 2, 2015. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on October 6, 2015.**

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.

12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

99.1	Consent Order pursuant to the Consumer Financial Protection Act of 2010, dated September 28, 2015, between Fifth Third Bank and the U.S. Department of Justice regarding indirect auto loans. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 29, 2015.

99.2	Consent Order pursuant to the Consumer Financial Protection Act of 2010, dated September 28, 2015, between Fifth Third Bank and the Consumer Financial Protection Bureau, including the Stipulation and Consent to the Issuance of a Consent Order, dated September 28, 2015, by Fifth Third Bank regarding indirect auto loans. Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 29, 2015.

99.3	Consent Order pursuant to the Consumer Financial Protection Act of 2010, dated September 28, 2015, between Fifth Third Bank and the Consumer Financial Protection Bureau, including the Stipulation and Consent to the Issuance of a Consent Order, dated September 28, 2015, by Fifth Third Bank regarding credit card add-on products. Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 29, 2015.

99.4	Settlement Agreement entered into on September 30, 2015, between the United States Department of Housing and Urban Development and Fifth Third Bancorp and its subsidiaries. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 7, 2015.

99.5	Stipulation and Order of Settlement and Dismissal entered into on September 30, 2015, by and among plaintiff the United States of America and on behalf of the United States Department of Housing and Urban Development and the Federal Housing Administration and Fifth Third Bancorp and its subsidiaries (excluding exhibits). Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 7, 2015.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text and in detail.

*	An application for confidential treatment for selected portions of this exhibit has been filed with the Securities and Exchange Commission.
**	Denotes management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fifth Third Bancorp
Registrant

Date: November 5, 2015

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer