Form 10-K
period 2015-12-31
FIFTH THIRD BANCORP
filed 2016-02-25
CIK 35527

2015 ANNUAL REPORT

FINANCIAL CONTENTS

Notes to Consolidated Financial Statements
Summary of Significant Accounting and Reporting Policies	89	Commitments, Contingent Liabilities and Guarantees	132
Supplemental Cash Flow Information	100	Legal and Regulatory Proceedings	136
Restrictions on Cash, Dividends and Other Capital Actions	100	Related Party Transactions	138
Investment Securities	101	Income Taxes	140
Loans and Leases	103	Retirement and Benefit Plans	142
Credit Quality and the Allowance for Loan and Lease Losses	105	Accumulated Other Comprehensive Income	146
Bank Premises and Equipment	114	Common, Preferred and Treasury Stock	147
Operating Lease Equipment	115	Stock-Based Compensation	149
Goodwill	116	Other Noninterest Income and Other Noninterest Expense	153
Intangible Assets	116	Earnings Per Share	154
Variable Interest Entities	117	Fair Value Measurements	155
Sales of Receivables and Servicing Rights	120	Certain Regulatory Requirements and Capital Ratios	166
Derivative Financial Instruments	122	Parent Company Financial Statements	167
Other Assets	127	Business Segments	168
Short-Term Borrowings	128	Subsequent Event	170
Long-Term Debt	129

Annual Report on Form 10-K	171
Consolidated Ten Year Comparison	187
Directors and Officers	188
Corporate Information

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to those set forth in the Risk Factors section of MD&A in this report. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements and adequate sources of funding and liquidity may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties from Fifth Third’s investment in, relationship with, and nature of the operations of Vantiv, LLC; (21) loss of income from any sale or potential sale of businesses that could have an adverse effect on Fifth Third’s earnings and future growth; (22) difficulties in separating the operations of any branches or other assets divested; (23) inability to achieve expected benefits from branch consolidations and planned sales within desired timeframes, if at all; (24) ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; and (25) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.

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

AML: Anti-Money Laundering

AOCI: Accumulated Other Comprehensive Income

ARM: Adjustable Rate Mortgage

ASU: Accounting Standards Update

ATM: Automated Teller Machine

BCBS: Basel Committee on Banking Supervision

BHC: Bank Holding Company

BHCA: Bank Holding Company Act

BOLI: Bank Owned Life Insurance

BPO: Broker Price Opinion

bps: Basis Points

BSA: Bank Secrecy Act

CCAR: Comprehensive Capital Analysis and Review

CDC: Fifth Third Community Development Corporation

CET1: Common Equity Tier 1

CFE: Collateralized Financing Entity

CFPB: United States Consumer Financial Protection Bureau

CFTC: Commodity Futures Trading Commission

C&I: Commercial and Industrial

CPP: Capital Purchase Program

CRA: Community Reinvestment Act

DCF: Discounted Cash Flow

DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act

DIF: Deposit Insurance Fund

DOJ: United States Department of Justice

DTCC: Depository Trust & Clearing Corporation

ERISA: Employee Retirement Income Security Act

ERM: Enterprise Risk Management

ERMC: Enterprise Risk Management Committee

EVE: Economic Value of Equity

FASB: Financial Accounting Standards Board

FDIA: Federal Deposit Insurance Act

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

GSE: United States Government Sponsored Enterprise

HAMP: Home Affordable Modification Program

HARP: Home Affordable Refinance Program

HFS: Held for Sale

HQLA: High-Quality Liquid Assets

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

NM: Not Meaningful

NSFR: Net Stable Funding Ratio

OAS: Option-Adjusted Spread

OCC: Office of the Comptroller of the Currency

OCI: Other Comprehensive Income (Loss)

OREO: Other Real Estate Owned

OTTI: Other-Than-Temporary Impairment

PCA: Prompt Corrective Action

PMI: Private Mortgage Insurance

PSAs: Performance Share Awards

RSAs: Restricted Stock Awards

RSUs: Restricted Stock Units

SARs: Stock Appreciation Rights

SBA: Small Business Administration

SEC: United States Securities and Exchange Commission

TARP: Troubled Asset Relief Program

TBAs: To Be Announced

TDR: Troubled Debt Restructuring

TRA: Tax Receivable Agreement

TruPS: Trust Preferred Securities

U.S.: United States of America

U.S. GAAP: United States Generally Accepted Accounting Principles

VA: Department of Veterans Affairs

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

TABLE 1: SELECTED FINANCIAL DATA
For the years ended December 31 ($ in millions, except for per share data)	2015	2014	2013	2012	2011
Income Statement Data
Net interest income(a)	$3,554	3,600	3,581	3,613	3,575
Noninterest income	3,003	2,473	3,227	2,999	2,455
Total revenue(a)	6,557	6,073	6,808	6,612	6,030
Provision for loan and lease losses	396	315	229	303	423
Noninterest expense	3,775	3,709	3,961	4,081	3,758
Net income attributable to Bancorp	1,712	1,481	1,836	1,576	1,297
Net income available to common shareholders	1,637	1,414	1,799	1,541	1,094
Common Share Data
Earnings per share - basic	$2.03	1.68	2.05	1.69	1.20
Earnings per share - diluted	2.01	1.66	2.02	1.66	1.18
Cash dividends declared per common share	0.52	0.51	0.47	0.36	0.28
Book value per share	18.48	17.35	15.85	15.10	13.92
Market value per share	20.10	20.38	21.03	15.20	12.72
Financial Ratios
Return on average assets	1.22%	1.12	1.48	1.34	1.15
Return on average common equity	11.3	10.0	13.1	11.6	9.0
Return on average tangible common equity(b)	13.5	12.2	16.0	14.3	11.4
Dividend payout ratio	25.6	30.3	22.9	21.3	23.3
Average total Bancorp shareholders’ equity as a percent of average assets	11.32	11.59	11.56	11.65	11.41
Tangible common equity as a percent of tangible assets(b)(i)	8.59	8.43	8.63	8.83	8.68
Net interest margin(a)	2.88	3.10	3.32	3.55	3.66
Efficiency(a)	57.6	61.1	58.2	61.7	62.3
Credit Quality
Net losses charged-off	$446	575	501	704	1,172
Net losses charged-off as a percent of average portfolio loans and leases	0.48	0.64	0.58	0.85	1.49
ALLL as a percent of portfolio loans and leases	1.37	1.47	1.79	2.16	2.78
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.52	1.62	1.97	2.37	3.01
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.70	0.82	1.10	1.49	2.23
Average Balances
Loans and leases, including held for sale	$93,339	91,127	89,093	84,822	80,214
Total securities and other short-term investments	30,245	24,866	18,861	16,814	17,468
Total assets	140,111	131,943	123,732	117,614	112,666
Transaction deposits(d)	95,244	89,715	82,915	78,116	72,392
Core deposits(e)	99,295	93,477	86,675	82,422	78,652
Wholesale funding(f)	20,243	19,188	17,797	16,978	16,939
Bancorp shareholders’ equity	15,865	15,290	14,302	13,701	12,851

Regulatory Capital Ratios	Basel III Transitional(g)	Basel I(h)
CET1 capital	9.82%	N/A	N/A	N/A	N/A
Tier I risk-based capital	10.93	10.83	10.43	10.69	12.00
Total risk-based capital	14.13	14.33	14.17	14.47	16.19
Tier I leverage	9.54	9.66	9.73	10.15	11.25

	Basel III Fully Phased-In
CET1 capital(b)	9.72%	N/A	N/A	N/A	N/A
(a)	Amounts presented on an FTE basis. The FTE adjustment for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 was $21, $21, $20, $18 and $18, respectively.
(b)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Includes demand deposits, interest checking deposits, savings deposits, money market deposits and foreign office deposits.
(e)	Includes transaction deposits and other time deposits.
(f)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.
(g)

Under the U.S. banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting values are added together in the Bancorp’s total risk-weighted assets.

(h)	These capital ratios were calculated under the Supervisory Agencies general risk-based capital rules (Basel I) which were in effect prior to January 1, 2015.
(i)	Excludes unrealized gains and losses.

15  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At December 31, 2015, the Bancorp had $141.1 billion in assets and operates 1,254 full-service banking centers, including 95 Bank Mart® locations, open seven days a week, inside select grocery stores and 2,593 ATMs in twelve states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has an approximate 18% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $360 million as of December 31, 2015.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the year ended December 31, 2015, net interest income on an FTE basis and noninterest income provided 54% and 46% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the United States. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Consolidated Financial Statements. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Vantiv, Inc. and Vantiv Holding, LLC Transactions

During the fourth quarter of 2015, the Bancorp entered into an agreement with Vantiv, Inc. under which a portion of its TRA with Vantiv, Inc. was terminated and settled in full for a cash payment of approximately $49 million from Vantiv, Inc. Under the agreement, the Bancorp sold certain TRA cash flows it expected to receive from 2017 to 2030, totaling an estimated $140 million. Approximately half of the sold TRA cash flows related to 2025 and later. This sale did not impact the TRA payment recognized during the fourth quarter of 2015 and is not expected to impact the TRA payment to be recognized in the fourth quarter of 2016. In addition to the impact of the TRA termination discussed above, the Bancorp recognized $31 million, $23 million and $9 million in noninterest income in the Consolidated Statements of Income associated with the TRA during the years ended December 31, 2015, 2014 and 2013, respectively.

The Bancorp agreed during the fourth quarter of 2015 to cancel rights to purchase approximately 4.8 million Class C units in Vantiv Holding, LLC, the wholly-owned principal operating subsidiary of Vantiv, Inc., underlying the Bancorp’s warrant in exchange for a cash payment of $200 million. Subsequent to this cancellation, the Bancorp exercised its right to purchase approximately 7.8 million Class C units underlying the Bancorp’s warrant at the $15.98 strike price. This exercise was settled on a net basis for approximately 5.4 million Class C units, which were then exchanged for approximately 5.4 million shares of Vantiv, Inc. Class A common stock that were sold in the secondary offering. The Bancorp recognized a gain of $89 million on the 62% of the warrant that was settled or net exercised.

Additionally, during the fourth quarter of 2015, the Bancorp exchanged 8 million Class B units of Vantiv Holding, LLC for 8 million Class A shares in Vantiv, Inc., which were also sold in the secondary offering, and on which the Bancorp recognized a gain of $331 million. The Bancorp’s remaining investment in Vantiv Holding, LLC continues to be accounted for under the equity method of accounting. For more information, refer to Note 19 of the Notes to Consolidated Financial Statements.

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

16 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 16, 2015, the Bancorp’s Board of Directors authorized management to pursue a plan to further develop its distribution strategy, including a plan to consolidate and/or sell certain operating branch locations and to sell certain parcels of undeveloped land that had been acquired by the Bancorp for future branch expansion (the “Branch Consolidation and Sales Plan”). The Bancorp expects to receive $60 million in annual savings from operating expenses upon completion of the Branch Consolidation and Sales Plan.

On September 3, 2015, the Bancorp announced the decision to enter into an agreement to sell branch banking locations, retail accounts, certain private banking deposits and related loan relationships in the Pittsburgh MSA to First National Bank of Pennsylvania. On September 30, 2015, the Bancorp announced the decision to enter into an agreement to sell its retail operations, including retail accounts, certain private banking deposits and related loan relationships in the St. Louis MSA to Great Southern Bank. Both transactions are part of the Branch Consolidation and Sales Plan and are expected to close in the first half of 2016. As of December 31, 2015, the Bancorp intended to consolidate and/or sell 107 operating branch locations and to sell an additional 32 parcels of undeveloped land that had been acquired by the Bancorp for future branch expansion. For further information on a subsequent event related to the Branch Consolidation and Sales Plan, refer to Note 31 of the Notes to Consolidated Financial Statements.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $109 million, $20 million and $6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The recognized impairment losses were recorded in other noninterest income in the Consolidated Statements of Income. For more information on the Branch Consolidation and Sales Plan, refer to Note 7 of the Notes to Consolidated Financial Statements.

Accelerated Share Repurchase Transactions

During the years ended December 31, 2015 and 2014, the Bancorp entered into or settled a number of accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreements. For more information on the accelerated share repurchase program, refer to Note 23 of the Notes to Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the years ended December 31, 2015 and 2014, refer to Table 2.

TABLE 2: SUMMARY OF ACCELERATED SHARE REPURCHASE TRANSACTIONS

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date

November 18, 2013	200	8,538,423	1,132,495	9,670,918	March 5, 2014
December 13, 2013	456	19,084,195	2,294,932	21,379,127	March 31, 2014
January 31, 2014	99	3,950,705	602,109	4,552,814	March 31, 2014
May 1, 2014	150	6,216,480	1,016,514	7,232,994	July 21, 2014
July 24, 2014	225	9,352,078	1,896,685	11,248,763	October 14, 2014
October 23, 2014	180	8,337,875	794,245	9,132,120	January 8, 2015
January 27, 2015	180	8,542,713	1,103,744	9,646,457	April 28, 2015
April 30, 2015	155	6,704,835	842,655	7,547,490	July 31, 2015
August 3, 2015	150	6,039,792	1,346,314	7,386,106	September 3, 2015
September 9, 2015	150	6,538,462	1,446,613	7,985,075	October 23, 2015
December 14, 2015	215	9,248,482	1,782,477	11,030,959	January 14, 2016

Senior Notes Offerings

On July 27, 2015, the Bancorp issued and sold $1.1 billion of 2.875% unsecured senior fixed-rate notes, with a maturity of five years, due on July 27, 2020. The notes are not subject to redemption at the Bancorp’s option at any time until 30 days prior to maturity.

        On August 20, 2015, the Bank issued and sold $1.3 billion in aggregate principal amount of unsecured senior bank notes, with a maturity of three years, due on August 20, 2018. The bank notes consisted of $1.0 billion of 2.15% senior fixed-rate notes and $250 million of senior floating-rate notes. The Bancorp entered into interest rate swaps to convert the fixed-rate notes to floating-rate, which resulted in an effective rate of three-month LIBOR plus 90 bps. Interest on the floating-rate notes is three-month LIBOR plus 91 bps. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date. For additional information on the senior notes offerings, refer to Note 16 of the Notes to Consolidated Financial Statements.

Automobile Loan Securitization

On November 5, 2015, the Bancorp transferred an aggregate amount of approximately $750 million in consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. The Bancorp concluded that it is the primary beneficiary of this VIE and, therefore, has consolidated this VIE. For additional information on the automobile loan securitization refer to Note 11 and Note 16 of the Notes to Consolidated Financial Statements.

Legislative and Regulatory Developments

The FDIC published a notice of proposed rulemaking in October of 2015 which would implement a 4.5 bps surcharge on the quarterly FDIC insurance assessments of insured depository institutions with total consolidated assets of $10 billion or more. The surcharge would take effect at the same time the FDIC is required to lower the regular FDIC insurance assessments by approximately 2 bps under a rule adopted by the FDIC in 2011 that is triggered by the DIF reserve ratio reaching 1.15% of insured deposits. The FDIC estimates the DIF reserve ratio will reach 1.15% in 2016 and the surcharge would be sufficient to raise the DIF reserve ratio to the 1.35% minimum mandated by the DFA in approximately eight quarters. Fifth Third estimates the proposed changes to the FDIC assessments would result in a net increase in its FDIC insurance expense of approximately $25 million on an annual basis. The comment period for this proposal ended January 5, 2016.

17 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 30, 2015, the Bancorp agreed to pay approximately $85 million to cover losses on approximately 500 loans for which HUD had paid FHA insurance claims, and an additional $2 million to HUD, in connection with the Bancorp’s entry into a Stipulation and Order of Settlement and Dismissal with the DOJ and HUD, which was approved by the U.S. District Court for the Southern District of New York on October 5, 2015, and a related Settlement Agreement with HUD. On September 28, 2015, the Bancorp entered into consent orders and agreed, without admitting or denying any of the findings of fact or conclusions of law (except to establish jurisdiction), to pay $18 million to consumers in a settlement with the DOJ and the CFPB related to an investigation into whether Fifth Third Bank engaged in any discriminatory practices in connection with the Bank’s indirect automobile loan portfolio. On September 28, 2015, the Bancorp agreed to pay an amount not less than $3 million in redress to consumers and a civil penalty of $500,000 to the CFPB in connection with its entry into a consent order with the CFPB related to the marketing and administration of the Bancorp’s debt protection credit card “add-on” product for those enrolled in the product from January 1, 2007 through November 11, 2013. For additional information on these legal and regulatory proceedings refer to Note 18 of the Notes to Consolidated Financial Statements.

On March 11, 2015, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2015 CCAR. The FRB indicated to the Bancorp that it did not object to the following capital actions for the period beginning April 1, 2015 and ending June 30, 2016:

●	The potential increase in the quarterly common stock dividend to $0.14 per share in 2016;
●	The potential repurchase of common shares in an amount up to $765 million; and
●	The additional ability to repurchase shares in the amount of any after-tax gains from the sale of Vantiv, Inc. common stock.

The BHCs that participated in the 2015 CCAR, including the Bancorp, were required to conduct mid-cycle company-run stress tests using data as of March 31, 2015. For more information on the 2015 CCAR results and 2015 mid-cycle stress test, refer to Note 3 of the Notes to Consolidated Financial Statements.

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

Fifth Third’s deposit advance product is designed to fully comply with the applicable federal and state laws and use of this product is subject to strict eligibility requirements and advance restriction guidelines to limit dependency on this product as a borrowing source. The Bancorp’s deposit advance balances are included in other consumer loans and leases in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A and in Table 9 in the Statements of Income Analysis section of MD&A. On January 17, 2014, given developments in industry practice, Fifth Third announced that it would no longer enroll new customers in its deposit advance product and expected to phase out the service to existing customers by the end of 2014. To avoid a disruption to its existing customers during the extension period while the banking industry awaits further regulatory guidance on the deposit advance product, on November 3, 2014, Fifth Third announced changes to its current deposit advance product for existing customers beginning January 1, 2015, including a lower transaction fee, an extended repayment period and a reduced maximum advance period. The Bancorp is continuing to offer the service to existing deposit advance customers until further regulatory guidance is finalized. These changes to the deposit advance product negatively impacted net interest income by $94 million for the year ended December 31, 2015.

In July of 2013, U.S. banking regulators approved final enhanced regulatory capital requirements (Basel III Final Rule), which included modifications to the proposed rules. The Basel III Final Rule provided for certain banks, including the Bancorp, to opt out of including AOCI in regulatory capital and also retained the treatment of residential mortgage exposures consistent with the current Basel I capital rules. The Basel III Final Rule phases out the inclusion of certain TruPS as a component of Tier I capital. The Bancorp became subject to the Basel III Final Rule on January 1, 2015. The Bancorp made a one-time permanent election not to include AOCI in regulatory capital in the March 31, 2015 FFIEC 031 and FR Y-9C filings. For more information on the impact of the regulatory capital enhancements, refer to the Capital Management subsection of the Risk Management section of MD&A.

On December 10, 2013, the U.S. banking agencies finalized section 619 of the DFA, known as the Volcker Rule, which became effective April 1, 2014. Though the Final Rule was effective April 1, 2014, the FRB granted the industry an extension of time until July 21, 2015 to conform certain of its activities related to proprietary trading to comply with the Volcker Rule. In addition, the FRB has granted the industry an extension of time until July 21, 2016, and announced its intention to grant a one year extension of the conformance period until July 21, 2017, to conform certain ownership interests in, sponsorship activities of and relationships with private equity or hedge funds as well as holding certain collateralized loan obligations that were in place as of December 31, 2013. It is possible that additional conformance period extensions could be granted either to the entire industry, or, upon request, to requesting banking organizations on a case-by-case basis. The Final Rule prohibits banks and BHCs from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments for their own account. The Volcker Rule also restricts banks and their affiliated entities from owning, sponsoring or having certain relationships with private equity and hedge funds, as well as holding certain collateralized loan obligations that are deemed to contain ownership interests. Exemptions are provided for certain activities such as underwriting, market making, hedging, trading in certain government obligations and organizing and offering a hedge fund or private equity fund. Fifth Third does not sponsor any private equity or hedge funds that, under the Final Rule, it is prohibited from sponsoring.

18 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 2015, the Bancorp did not hold collateralized loan obligations. At December 31, 2015, the Bancorp had approximately $186 million in interests and approximately $37 million in binding commitments to invest in private equity funds that are affected by the Volcker Rule. It is expected that over time the Bancorp may need to dispose of these investments, however no formal plan to sell has been approved as of December 31, 2015. As a result of the announced conformance period extension, the Bancorp believes it is likely that these investments will be reduced over time in the ordinary course of events before compliance is required.

On October 10, 2014, the U.S. banking agencies published final rules implementing a quantitative liquidity requirement consistent with the LCR standard established by the BCBS for large internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. In addition, a modified LCR requirement was implemented for BHCs with $50 billion or more in total consolidated assets but that are not internationally active, such as Fifth Third. The Modified LCR became effective January 1, 2016 and requires BHCs to calculate its LCR on a monthly basis. Refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for further discussion on these ratios.

On July 31, 2013, the U.S. District Court for the District of Columbia issued an order granting summary judgment to the plaintiffs in a case challenging certain provisions of the FRB’s rule concerning electronic debit card transaction fees and network exclusivity arrangements (the “Current Rule”) that were adopted to implement Section 1075 of the DFA, known as the Durbin Amendment. The Court held that, in adopting the Current Rule, the FRB violated the Durbin Amendment’s provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are reasonable and proportional to the costs incurred by the issuer and, therefore, the Current Rule’s maximum permissible fees were too high. In addition, the Court held that the Current Rule’s network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The Court vacated the Current Rule, but stayed its ruling to provide the FRB an opportunity to replace the invalidated portions. The FRB appealed this decision and on March 21, 2014, the District of Columbia Circuit Court of Appeals reversed the District Court’s grant of summary judgment and remanded the case for further proceedings in accordance with its opinion. The merchants have filed a petition for writ of certiorari to the U.S. Supreme Court. However, on January 20, 2015, the U.S. Supreme Court declined to hear an appeal of the Circuit Court reversal, thereby largely upholding the Current Rule and substantially reducing uncertainty surrounding debit card interchange fees the Bancorp is permitted to charge. Refer to the Noninterest Income subsection of the Statements of Income Analysis section of MD&A for further information regarding the Bancorp’s debit card interchange revenue.

TABLE 3: CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except per share data)	2015	2014	2013	2012	2011

Interest income (FTE)	$4,049	4,051	3,993	4,125	4,236
Interest expense	495	451	412	512	661

Net Interest Income (FTE)	3,554	3,600	3,581	3,613	3,575
Provision for loan and lease losses	396	315	229	303	423

Net Interest Income After Provision for Loan and Lease Losses (FTE)	3,158	3,285	3,352	3,310	3,152
Noninterest income	3,003	2,473	3,227	2,999	2,455
Noninterest expense	3,775	3,709	3,961	4,081	3,758

Income Before Income Taxes (FTE)	2,386	2,049	2,618	2,228	1,849
Fully taxable equivalent adjustment	21	21	20	18	18
Applicable income tax expense	659	545	772	636	533

Net Income	1,706	1,483	1,826	1,574	1,298
Less: Net income attributable to noncontrolling interests	(6)	2	(10)	(2)	1

Net Income Attributable to Bancorp	1,712	1,481	1,836	1,576	1,297
Dividends on preferred stock	75	67	37	35	203

Net Income Available to Common Shareholders	$1,637	1,414	1,799	1,541	1,094

Earnings per share - basic	$2.03	1.68	2.05	1.69	1.20
Earnings per share - diluted	$2.01	1.66	2.02	1.66	1.18

Cash dividends declared per common share	$0.52	0.51	0.47	0.36	0.28

Earnings Summary

The Bancorp’s net income available to common shareholders for the year ended December 31, 2015 was $1.6 billion, or $2.01 per diluted share, which was net of $75 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2014 was $1.4 billion, or $1.66 per diluted share, which was net of $67 million in preferred stock dividends. Pre-provision net revenue was $2.8 billion and $2.3 billion for the years ended December 31, 2015 and 2014, respectively. Pre-provision net revenue is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Net interest income on an FTE basis was $3.6 billion for both the years ended December 31, 2015 and 2014. Net interest income was negatively impacted by a decrease in the net interest rate spread, changes made to the Bancorp’s deposit advance product beginning

January 1, 2015 and an increase in average long-term debt of $1.7 billion for the year ended December 31, 2015 compared to the year ended December 31, 2014. These negative impacts were partially offset by increases in average taxable securities and average loans and leases of $5.2 billion and $2.2 billion, respectively, for the year ended December 31, 2015 compared to the year ended December 31, 2014. Net interest margin on an FTE basis was 2.88% and 3.10% for the years ended December 31, 2015 and 2014, respectively.

Noninterest income increased $530 million from the year ended December 31, 2014 primarily due to increases in other noninterest income and mortgage banking net revenue partially offset by a decrease in corporate banking revenue. Other noninterest income increased $529 million from the year ended December 31, 2014. The increase included the impact of a gain of $331 million on the sale of Vantiv, Inc. shares in the fourth quarter of 2015 compared to a gain of $125 million during the second quarter of 2014.

19  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC were $236 million and $31 million for the years ended December 31, 2015 and 2014, respectively. During the fourth quarter of 2015, the Bancorp recognized a gain of $89 million on both the sale and exercise of a portion of the warrant associated with Vantiv Holding, LLC. Additionally, the Bancorp recognized a gain of $49 million from the payment from Vantiv, Inc. to terminate a portion of the TRA and also recognized a gain of $31 million associated with the annual TRA payment during the fourth quarter of 2015. The Bancorp recognized a gain of $23 million associated with the TRA during the fourth quarter of 2014. Mortgage banking net revenue increased $38 million from the year ended December 31, 2014 primarily due to increases in net mortgage servicing revenue and origination fees and gains on loan sales. Corporate banking revenue decreased $46 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily driven by decreases in syndication fees and lease remarketing fees.

Noninterest expense increased $66 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to increases in personnel costs, technology and communications expense and card and processing expense partially offset by a decrease in other noninterest expense. Personnel costs increased $65 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 driven by higher executive retirement and severance costs as well as an increase in base compensation and an increase in incentive compensation, primarily in the mortgage business. Technology and communications expense increased $12 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 driven primarily by increased investment in information technology associated with regulatory and compliance initiatives, system maintenance, and other growth initiatives. Card and processing expense increased $12 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 driven primarily by increased fraud prevention related expenses. Other noninterest expense decreased $34 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to a decrease in losses and adjustments partially offset by increases in the provision for the reserve for unfunded commitments, marketing expense, donations expense, impairment on affordable housing investments, FDIC insurance and other taxes and operating lease expense.

For more information on net interest income, noninterest income and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for loan and lease losses was $396 million and $315 million for the years ended December 31, 2015 and 2014, respectively. Net losses charged-off as a percent of average portfolio loans and leases decreased to 0.48% during the year ended December 31, 2015 compared to 0.64% during the year ended December 31, 2014. At December 31, 2015, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO decreased to 0.70% compared to 0.82% at December 31, 2014. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the PCA requirements of the U.S. banking agencies. As of December 31, 2015, as calculated under the Basel III transition provisions, the CET1 capital ratio was 9.82%, the Tier I risk-based capital ratio was 10.93%, the Total risk-based capital ratio was 14.13% and the Tier I leverage ratio was 9.54%.

20 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

The following are non-GAAP measures which are important to the reader of the Consolidated Financial Statements but should be supplemental to primary U.S. GAAP measures.

The Bancorp considers many factors when determining the adequacy of its liquidity profile, including its LCR as defined by the U.S. banking agencies Basel III LCR Final Rule. Generally, the LCR is designed to ensure banks maintain an adequate level of unencumbered HQLA to satisfy the estimated net cash outflows under a 30-day stress scenario. The Bancorp is subject to the

Modified LCR whereby the net cash outflow under the 30-day stress scenario is multiplied by a factor of 0.7. The LCR Final Rule became effective for the Bancorp on January 1, 2016. The Bancorp believes there is no comparable U.S. GAAP financial measure to the LCR. The Bancorp believes providing an estimated Modified LCR is important for comparability to other financial institutions. For a further discussion on liquidity management and the LCR, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A.

TABLE 4: NON-GAAP FINANCIAL MEASURES - ESTIMATED MODIFIED LIQUIDITY COVERAGE RATIO

As of ($ in millions)	December 31, 2015

Estimated HQLA	$ 21,897
Estimated net cash outflow	18,849

Estimated Modified LCR	116%

Pre-provision net revenue is net interest income plus noninterest income minus noninterest expense. The Bancorp believes this measure is important because it provides a ready view of the Bancorp’s pre-tax earnings before the impact of provision expense.

The following table reconciles the non-GAAP financial measure of pre-provision net revenue to U.S. GAAP for the years ended December 31:

TABLE 5: NON-GAAP FINANCIAL MEASURES - PRE-PROVISION NET REVENUE

($ in millions)	2015	2014

Net interest income (U.S. GAAP)	$3,533	3,579
Add: Noninterest income	3,003	2,473
Less: Noninterest expense	(3,775)	(3,709)

Pre-provision net revenue	$2,761	2,343

The Bancorp believes return on average tangible common equity is an important measure for comparative purposes with other financial institutions, but is not defined under U.S. GAAP, and therefore is considered a non-GAAP financial measure.

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP for the years ended December 31:

TABLE 6: NON-GAAP FINANCIAL MEASURES - RETURN ON AVERAGE TANGIBLE COMMON EQUITY

($ in millions)	2015	2014

Net income available to common shareholders (U.S. GAAP)	$1,637	1,414
Add: Intangible amortization, net of tax	2	3

Tangible net income available to common shareholders (1)	$1,639	1,417

Average Bancorp shareholders’ equity (U.S. GAAP)	$15,865	15,290
Less: Average preferred stock	(1,331)	(1,205)
Average goodwill	(2,416)	(2,416)
Average intangible assets and other servicing rights	(14)	(20)

Average tangible common equity (2)	$12,104	11,649

Return on average tangible common equity (1) / (2)	13.5%	12.2

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

21 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles non-GAAP capital ratios to U.S. GAAP as of December 31:

TABLE 7: NON-GAAP FINANCIAL MEASURES - CAPITAL RATIOS

($ in millions)	2015		2014

Total Bancorp Shareholders’ Equity (U.S. GAAP)		$15,839	15,626
Less: Preferred stock		(1,331)	(1,331)
Goodwill		(2,416)	(2,416)
Intangible assets and other servicing rights		(13)	(16)

Tangible common equity, including unrealized gains / losses		12,079	11,863
Less: AOCI		(197)	(429)

Tangible common equity, excluding unrealized gains / losses (1)		11,882	11,434
Add: Preferred stock		1,331	1,331

Tangible equity (2)		$13,213	12,765

Total Assets (U.S. GAAP)		$141,082	138,706
Less: Goodwill		(2,416)	(2,416)
Intangible assets and other servicing rights		(13)	(16)
AOCI, before tax		(303)	(660)

Tangible assets, excluding unrealized gains / losses (3)		$138,350	135,614

Total Bancorp Shareholders’ Equity (U.S. GAAP)	$	N/A	15,626
Less: Goodwill and certain other intangibles		N/A	(2,476)
Unrealized gains		N/A	(429)
Add: Qualifying TruPS		N/A	60
Other		N/A	(17)

Tier I risk-based capital		N/A	12,764
Less: Preferred stock		N/A	(1,331)
Qualifying TruPS		N/A	(60)
Qualified noncontrolling interests in consolidated subsidiaries		N/A	(1)

Tier I common equity (4)	$	N/A	11,372

Ratios:
Tangible equity as a percent of tangible assets (2) / (3)(e)		9.55%	9.41
Tangible common equity as a percent of tangible assets (1) / (3)(e)		8.59	8.43

		Basel III
	Transitional(a)		Basel I(b)
Risk-weighted assets (5)		$121,290	117,878

Ratio:
Tier I common equity (4) / (5)		N/A	9.65%

Basel III Final Rule - Transition to Fully Phased-In

CET1 capital (transitional)		$11,917	N/A
Less: Adjustments to CET1 capital from transitional to fully phased-in(c)		(8)	N/A

CET1 capital (fully phased-in) (6)		11,909	N/A

Risk-weighted assets (transitional)		121,290	N/A
Add: Adjustments to risk-weighted assets from transitional to fully phased-in(d)		1,178	N/A

Risk-weighted assets (fully phased-in) (7)		$122,468	N/A

Estimated CET1 capital ratio under Basel III Final Rule (fully phased-in) (6) / (7)		9.72%	N/A

(a)

Under the U.S. banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting weighted values are added together resulting in the Bancorp’s total risk-weighted assets.

(b)	This capital amount and ratio were calculated under the Supervisory Agencies general risk-based capital rules (Basel I) which were in effect prior to January 1, 2015.
(c)	Primarily relates to disallowed intangible assets (other than goodwill and MSRs, net of associated deferred tax liabilities).
(d)	Primarily relates to higher risk weighting for MSRs.
(e)	Excludes unrealized gains and losses.

22  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNTING STANDARDS

Note 1 of the Notes to Consolidated Financial Statements provides a discussion of the significant new accounting standards adopted by the Bancorp during 2015 and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Bancorp’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. No material changes were made to the valuation techniques or models described below during the year ended December 31, 2015.

ALLL

The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, refer to Note 6 of the Notes to Consolidated Financial Statements.

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

The Bancorp’s methodology for determining the ALLL requires significant management judgement and is based on historical loss rates, current credit grades, specific allocation on loans modified in a TDR and impaired commercial credits above specified thresholds and other qualitative adjustments. Allowances on individual commercial loans, TDRs and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. An unallocated allowance is maintained to recognize the imprecision in estimating and measuring losses when evaluating allowances for individual loans or pools of loans.

        Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses, as well as loans that have been modified in a TDR, are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. Other factors may include the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. When individual loans are impaired, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. Allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, fair value of the underlying collateral or readily observable secondary market values. The Bancorp evaluates the collectability of both principal and interest when assessing the need for a loss accrual.

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

Homogenous loans and leases in the residential mortgage and consumer portfolio segments are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks and allowances are established based on the expected net charge-offs. Loss rates are based on the trailing twelve month net charge-off history by loan category. Historical loss rates may be adjusted for certain prescriptive and qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Factors that management considers in the analysis include the effects of the national and local economies; trends in the nature and volume of delinquencies, charge-offs and nonaccrual loans; changes in loan mix; credit score migration comparisons; asset quality trends; risk management and loan administration; changes in the internal lending policies and credit standards; collection practices; and examination results from bank regulatory agencies and the Bancorp’s internal credit reviewers.

The Bancorp’s primary market areas for lending are the Midwestern and Southeastern regions of the United States. When evaluating the adequacy of allowances, consideration is given to these regional geographic concentrations and the closely associated effect changing economic conditions have on the Bancorp’s customers.

Refer to the Allowance for Credit Losses subsection of the Risk Management section of MD&A for a discussion on the Bancorp’s ALLL sensitivity analysis.

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

Income Taxes

The income tax laws of the jurisdictions in which the Bancorp operates are complex and may be subject to different interpretations. The Bancorp evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering relevant statutes, regulations, judicial decisions and other information. The Bancorp maintains tax accruals consistent with its evaluation of these items.

Changes in the estimate of tax accruals occur periodically as a result of changes in tax rates, interpretation of tax laws and regulations, and other guidance issued by tax authorities and the status of examinations conducted by tax authorities, as well as the expiration of statutes of limitations. These changes may significantly impact the Bancorp’s tax accruals, deferred taxes and income tax expense and may significantly impact the operating results of the Bancorp.

Deferred taxes are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is calculated based on the difference between the book and tax bases of the assets and liabilities using enacted tax rates. Significant management judgment is required to determine the realizability of deferred tax assets. Deferred tax assets are recognized when management believes that it is more likely than not that the deferred tax assets will be realized. Where management has determined that it is not more likely than not that certain deferred tax assets will be realized, a valuation allowance is maintained. For additional information on income taxes, refer to Note 20 of the Notes to Consolidated Financial Statements.

Valuation of Servicing Rights

When the Bancorp sells loans through either securitizations or individual loan sales in accordance with its investment policies, it often obtains servicing rights. Servicing rights resulting from loan sales are initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenue. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and other-than-temporary impairment recognized through a write-off of the servicing asset and related valuation allowance. Significant management judgement is necessary to identify key economic assumptions used in measuring any potential impairment of the servicing rights including the prepayment speeds of the underlying loans, the weighted-average life, the OAS spread and the weighted-average coupon rate, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for impairment in the servicing portfolio. In order to assist in this assessment, the Bancorp obtains external valuations of the MSR portfolio from third parties and participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the internal OAS model. For purposes of measuring impairment, the MSRs are stratified into classes based on the financial asset type (fixed-rate vs. adjustable-rate) and interest rates. For additional information on servicing rights, refer to Note 12 of the Notes to Consolidated Financial Statements.

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

U.S. GAAP establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For additional information on the fair value hierarchy and fair value measurements, refer to Note 1 of the Notes to Consolidated Financial Statements.

The Bancorp’s fair value measurements involve various valuation techniques and models, which involve inputs that are observable, when available. Valuation techniques and parameters used for measuring assets and liabilities are reviewed and validated by the Bancorp on a quarterly basis. Additionally, the Bancorp monitors the fair values of significant assets and liabilities using a variety of methods including the evaluation of pricing runs and exception reports based on certain analytical criteria, comparison to previous trades and overall review and assessments for reasonableness. The level of management judgement necessary to determine fair value varies based upon the methods used in the determination of fair value. Financial instruments that are measured at fair value using quoted prices in active markets (Level 1) require minimal judgement. The valuation of financial instruments when quoted market prices are not available (Levels 2 and 3) may require significant management judgement to assess whether quoted prices for similar instruments exist, the impact of changing market conditions including reducing liquidity in the capital markets, and, the use of estimates surrounding significant unobservable inputs. Table 8 provides a summary of the fair value of financial instruments carried at fair value on a recurring basis and the amounts of financial instruments valued using Level 3 inputs.

24  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 8: FAIR VALUE SUMMARY

As of ($ in millions)	December 31, 2015		December 31, 2014

	Balance	Level 3	Balance	Level 3

Assets carried at fair value	$31,364	444	24,917	535
As a percent of total assets	22%	-	18	-

Liabilities carried at fair value	$967	64	1,064	51
As a percent of total liabilities	1%	-	1	-

Refer to Note 27 of the Notes to Consolidated Financial Statements for further information on fair value measurements including a description of the valuation methodologies used for significant financial instruments.

Goodwill

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. U.S. GAAP requires goodwill to be tested for impairment at the Bancorp’s reporting unit level on an annual basis, which for the Bancorp is September 30, and more frequently if events or circumstances indicate that there may be impairment. Refer to Note 1 of the Notes to Consolidated Financial Statements for a discussion on the methodology used by the Bancorp to assess goodwill for impairment.

Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Bancorp to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In this qualitative assessment, the Bancorp evaluates events and circumstances which may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Bancorp, the performance of the Bancorp’s stock, the key financial performance metrics of the reporting units and events affecting the reporting units to determine if it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. If the two-step impairment test is required or the decision to bypass the qualitative assessment is elected, the Bancorp would be required to perform the first step (Step 1) of the impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Step 2 of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Since none of the Bancorp’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Bancorp’s stock price. The determination of the fair value of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. The Bancorp employs an income-based approach, utilizing the reporting unit’s forecasted cash flows (including a terminal value approach to estimate cash flows beyond the final year of the forecast) and the reporting unit’s estimated cost of equity as the discount rate. Significant management judgment is necessary in the preparation of each reporting unit’s forecasted cash flows surrounding expectations for earnings projections, growth and credit loss expectations and actual results may differ from forecasted results. Additionally, the Bancorp determines its market capitalization based on the average of the closing price of the Bancorp’s stock during the month including the measurement date, incorporating an additional control premium, and compares this market-based fair value measurement to the aggregate fair value of the Bancorp’s reporting units in order to corroborate the results of the income approach.

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

During Step 2, the Bancorp determines the implied fair value of goodwill for a reporting unit by assigning the fair value of the reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Significant management judgement is necessary in the identification and valuation of unrecognized intangible assets and the valuation of the reporting unit’s recorded assets and liabilities. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. This assignment process is only performed for purposes of testing goodwill for impairment. The Bancorp does not adjust the carrying values of recognized assets or liabilities (other than goodwill, if appropriate), nor does it recognize previously unrecognized intangible assets in the Consolidated Financial Statements as a result of this assignment process. Refer to Note 9 of the Notes to Consolidated Financial Statements for further information regarding the Bancorp’s goodwill.

Legal Contingencies

The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict and significant judgment may be required in the determination of both the probability of loss and whether the amount of the loss is reasonably estimable. The Bancorp’s estimates are subjective and are based on the status of legal and regulatory proceedings, the merit of the Bancorp’s defenses and consultation with internal and external legal counsel. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Refer to Note 18 of the Notes to Consolidated Financial Statements for further information regarding the Bancorp’s legal proceedings.

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

If the strength of the U.S. economy in general or the strength of the local economies in which Fifth Third conducts operations declines, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant effect on Fifth Third’s loan portfolio and ALLL and in the receipt of lower proceeds from the sale of loans and foreclosed properties. These factors could result in higher delinquencies, greater charge-offs and increased losses in future periods, which could materially adversely affect Fifth Third’s financial condition and results of operations.

Global financial conditions could hamper economic recovery or contribute to recessionary economic conditions and severe stress in the financial markets, including in the United States. Should the U.S. economic recovery be adversely impacted by these factors, the likelihood for loan and asset growth at U.S. financial institutions, like Fifth Third, may deteriorate.

The global financial markets continue to be strained as a result of economic slowdowns, geopolitical concerns and the related path of commodity prices and interest rates. Divergence in economic growth in the U.S. and international economies and the resulting differences in monetary policy are placing strains on financial markets and strengthening the U.S. dollar. The relative strength of the U.S. dollar may continue to negatively impact the U.S. manufacturing sector. These factors could negatively impact the U.S. economy and affect the stability of global financial markets.

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

Fifth Third enters into and maintains trading and investment positions in the capital markets on its own behalf and manages investment positions on behalf of its customers. These investment positions include derivative financial instruments. The revenues and profits Fifth Third derives from managing proprietary and customer trading and investment positions are dependent on market prices. Market changes and trends may result in a decline in investment advisory revenue or investment or trading losses that may impact Fifth Third. Losses on behalf of its customers could expose Fifth Third to litigation, credit risks or loss of revenue from those clients and customers. Additionally, losses in Fifth Third’s trading and investment positions could lead to a loss with respect to those investments and may adversely affect cash flows and funding costs.

Problems encountered by financial institutions larger than or similar to Fifth Third could adversely affect financial markets generally and have direct and indirect adverse effects on Fifth Third.

Fifth Third has exposure to counterparties in the financial services industry and other industries, and routinely executes transactions with such counterparties, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of Fifth Third’s transactions with other financial institutions expose Fifth Third to credit risk in the event of default of a counterparty or client. In addition, Fifth Third’s credit risk may be affected when the collateral it holds cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Bancorp interacts on a daily basis, and therefore could adversely affect Fifth Third.

Fifth Third’s stock price is volatile.

Fifth Third’s stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include:

●	Actual or anticipated variations in earnings;
●	Changes in analysts’ recommendations or projections;
●	Fifth Third’s announcements of developments related to its businesses;
●	Operating and stock performance of other companies deemed to be peers;
●	Actions by government regulators;
●	New technology used or services offered by traditional and non-traditional competitors;
●	News reports of trends, concerns and other issues related to the financial services industry;
●	Natural disasters;
●	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

26 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in retail distribution strategies and consumer behavior may adversely impact Fifth Third’s investments in its bank premises and equipment and other assets and may lead to increased expenditures to change its retail distribution channel.

Fifth Third has significant investments in bank premises and equipment for its branch network including its 1,254 full-service banking centers, 56 parcels of land held for the development of future banking centers, as well as its retail work force and other branch banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing customer preferences for these other methods of accessing Fifth Third’s products and services, could affect the value of Fifth Third’s branch network or other retail distribution assets and may cause it to change its retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce its remaining branches and work force. Further advances in technology and/or changes in customer preferences could have additional changes in Fifth Third’s retail distribution strategy and/or branch network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining branches or to otherwise reform its retail distribution channel.

RISKS RELATING TO FIFTH THIRD’S GENERAL BUSINESS

Deteriorating credit quality has adversely impacted Fifth Third in the past and may adversely impact Fifth Third in the future.

When Fifth Third lends money or commits to lend money the Bancorp incurs credit risk or the risk of loss if borrowers do not repay their loans. The credit performance of the loan portfolios significantly affects the Bancorp’s financial results and condition. If the current economic environment were to deteriorate, more customers may have difficulty in repaying their loans or other obligations which could result in a higher level of credit losses and reserves for credit losses. Fifth Third reserves for credit losses by establishing reserves through a charge to earnings. The amount of these reserves is based on Fifth Third’s assessment of credit losses inherent in the loan portfolio including unfunded credit commitments. The process for determining the amount of the ALLL and the reserve for unfunded commitments is critical to Fifth Third’s financial results and condition. It requires difficult, subjective and complex judgments about the environment, including analysis of economic or market conditions that might impair the ability of borrowers to repay their loans.

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

Fifth Third believes that both the ALLL and the reserve for unfunded commitments are adequate to cover inherent losses at December 31, 2015; however, there is no assurance that they will be sufficient to cover future credit losses, especially if housing and employment conditions worsen. In the event of significant deterioration in economic conditions, Fifth Third may be required to increase reserves in future periods, which would reduce earnings.

For more information, refer to the Credit Risk Management subsection of the Risk Management section of MD&A and the Allowance for Loan and Losses and Reserve for Unfunded Commitments subsections of the Critical Accounting Policies section of MD&A.

Fifth Third must maintain adequate sources of funding and liquidity.

Fifth Third must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory expectations. Fifth Third primarily relies on bank deposits to be a low cost and stable source of funding for the loans Fifth Third makes and the operations of Fifth Third’s business. Core deposits, which include transaction deposits and other time deposits, have historically provided Fifth Third with a sizeable source of relatively stable and low-cost funds (average core deposits funded 71% of average total assets at December 31, 2015). In addition to customer deposits, sources of liquidity include investments in the securities portfolio, Fifth Third’s sale or securitization of loans in secondary markets and the pledging of loans and investment securities to access secured borrowing facilities through the FHLB and the FRB, and Fifth Third’s ability to raise funds in domestic and international money and capital markets.

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

27  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

If Fifth Third is unable to continue to fund assets through customer bank deposits or access capital markets on favorable terms or if Fifth Third suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively; then Fifth Third’s liquidity, operating margins, and financial results and condition may be materially adversely affected. As Fifth Third did during the financial crisis, it may also need to raise additional capital through the issuance of stock, which could dilute the ownership of existing stockholders, or reduce or even eliminate common stock dividends to preserve capital.

Fifth Third may have more credit risk and higher credit losses to the extent loans are concentrated by location or industry of the borrowers or collateral.

Fifth Third’s credit risk and credit losses can increase if its loans are concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. Deterioration in economic conditions, housing conditions and commodity and real estate values in these states and generally across the country could result in materially higher credit losses.

Fifth Third may be required to repurchase residential mortgage loans or reimburse investors and others as a result of breaches in contractual representations and warranties.

Fifth Third sells residential mortgage loans to various parties, including GSEs and other financial institutions that purchase residential mortgage loans for investment or private label securitization. Fifth Third may be required to repurchase residential mortgage loans, indemnify the securitization trust, investor or insurer, or reimburse the securitization trust, investor or insurer for credit losses incurred on loans in the event of a breach of contractual representations or warranties that is not remedied within a specified period (usually 60 days or less) after Fifth Third receives notice of the breach. Contracts for residential mortgage loan sales to the GSEs include various types of specific remedies and penalties that could be applied to inadequate responses to repurchase requests. If economic conditions and the housing market deteriorate or future investor repurchase demand and Fifth Third’s success at appealing repurchase requests differ from past experience, Fifth Third could have increased repurchase obligations and increased loss severity on repurchases, requiring material additions to the repurchase reserve.

If Fifth Third does not appropriately adjust to rapid changes in the financial services industry, its financial performance may suffer.

Fifth Third’s ability to deliver strong financial performance and returns on investment to shareholders will depend in part on its ability to expand the scope of available financial services to meet the needs and demands of its customers. In addition to the challenge of competing against other banks in attracting and retaining customers for traditional banking services, Fifth Third’s competitors also include securities dealers, brokers, mortgage bankers, investment advisors, and specialty finance, telecommunications, technology and insurance companies who seek to offer one-stop financial services that may include services that banks have not been able or allowed to offer to their customers in the past or may not be currently able or allowed to offer. This increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems, as well as the accelerating pace of consolidation among financial service providers. Fifth Third may make strategic investments and may expand an existing line of business or enter into new lines of business to remain competitive. If it does not execute the appropriate strategies to effectively compete with or does not do so in an appropriate or timely manner its business may suffer. Additionally, these strategies, products and lines of business may bring with them unforeseeable or unforeseen risks and may not generate the expected results or returns, which could adversely affect Fifth Third’s results of operations or future growth prospects.

If Fifth Third is unable to grow its deposits, it may be subject to paying higher funding costs.

The total amount that Fifth Third pays for funding costs is dependent, in part, on Fifth Third’s ability to grow its deposits. If Fifth Third is unable to sufficiently grow its deposits to meet liquidity objectives, it may be subject to paying higher funding costs. Fifth Third competes with banks and other financial services companies for deposits. If competitors raise the rates they pay on deposits, Fifth Third’s funding costs may increase, either because Fifth Third raises rates to avoid losing deposits or because Fifth Third loses deposits and must rely on more expensive sources of funding. Higher funding costs reduce Fifth Third’s net interest margin and net interest income. Fifth Third’s bank customers could take their money out of the Bank and put it in alternative investments, causing Fifth Third to lose a lower cost source of funding. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff.

The Bancorp’s ability to receive dividends from its subsidiaries accounts for most of its revenue and could affect its liquidity and ability to pay dividends.

Fifth Third Bancorp is a separate and distinct legal entity from its subsidiaries. Fifth Third Bancorp typically receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Fifth Third Bancorp’s stock and interest and principal on its debt. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that the Bancorp’s banking subsidiary and certain nonbank subsidiaries may pay. Regulatory scrutiny of capital levels at bank holding companies and insured depository institution subsidiaries has increased since the financial crisis and has resulted in increased regulatory focus on all aspects of capital planning, including dividends and other distributions to shareholders of banks such as the parent bank holding companies. Also, Fifth Third Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors. Limitations on the Bancorp’s ability to receive dividends from its subsidiaries could have a material adverse effect on its liquidity and ability to pay dividends on stock or interest and principal on its debt. For further information refer to Note 3 of the Notes to Consolidated Financial Statements.

The financial services industry is highly competitive and creates competitive pressures that could adversely affect Fifth Third’s revenue and profitability.

The financial services industry in which Fifth Third operates is highly competitive. Fifth Third competes not only with commercial banks, but also with insurance companies, mutual funds, hedge funds, telecommunications and technology and other companies offering financial services in the U.S., globally and over the internet. Fifth Third competes on the basis of several factors, including capital, access to capital, revenue generation, products, services, transaction execution, innovation, reputation and price.

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

Fifth Third’s success depends, in large part, on its ability to attract and retain key individuals. Competition for qualified candidates in the activities and markets that Fifth Third serves is great, which may increase Fifth Third’s expenses and may result in Fifth Third not being able to hire these candidates or retain them. If Fifth Third is not able to hire or retain these key individuals, Fifth Third may be unable to execute its business strategies and may suffer adverse consequences to its business, operations and financial condition.

Compensation paid by financial institutions such as Fifth Third has become increasingly regulated, particularly under the DFA, which regulation affects the amount and form of compensation Fifth Third pays to hire and retain talented employees. If Fifth Third is unable to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, or if compensation costs required to attract and retain employees become more expensive, Fifth Third’s performance, including its competitive position, could be materially adversely affected.

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

Fifth Third uses models for business planning purposes that may not adequately predict future results.

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

Fifth Third acquires MSRs when it keeps the servicing rights after the sale or securitization of the loans that have been originated or when it purchases the servicing rights to mortgage loans originated by other lenders. Fifth Third initially measures all residential MSRs at fair value and subsequently amortizes the MSRs in proportion to, and over the period of, estimated net servicing income. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and other-than-temporary impairment recognized through a write-off of the servicing asset and related valuation allowance.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make significant estimates that affect the financial statements. If new information arises that results in a material change to a reserve amount, such a change could result in a change to previously announced financial results. Refer to the Critical Accounting Policies section of MD&A for more information regarding management’s significant estimates.

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

Fifth Third owns, or owns a minority stake in, as applicable, several non-strategic businesses that are not significantly synergistic with its core financial services businesses. Fifth Third has, from time to time, considered and undertaken (and, in the case of Vantiv, has announced its intention to continue) the sale of such businesses and/or interests, including, for example, portions of Fifth Third’s stake in Vantiv Holding, LLC. If it were to determine to sell such businesses and/or interests, Fifth Third would be subject to market forces that may make completion of a sale unsuccessful or may not be able to do so within a desirable time frame. If Fifth Third were to complete the sale of any of its businesses and/or interests in third parties, it would suffer the loss of income from the sold businesses and/or interests, including those accounted for under the equity method of accounting, and such loss of income could have an adverse effect on its future earnings and growth. Additionally, Fifth Third may encounter difficulties in separating the operations of any businesses it sells, which may affect its business or results of operations.

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

Third parties with which the Bancorp does business, as well as retailers and other third parties with which the Bancorp’s customers do business, can also be sources of operational risk to the Bancorp, particularly where activities of customers are beyond the Bancorp’s security and control systems, such as through the use of the internet, personal computers, tablets, smart phones and other mobile services. Security breaches affecting the Bancorp’s customers, or systems breakdowns or failures, security breaches or employee misconduct affecting such other third parties, may require the Bancorp to take steps to protect the integrity of its own operational systems or to safeguard confidential information of the Bancorp or its customers, thereby increasing the Bancorp’s operational costs and potentially diminishing customer satisfaction. If personal, confidential or proprietary information of customers or clients in the Bancorp’s possession were to be mishandled or misused, the Bancorp could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include circumstances where, for example, such information was erroneously provided to parties who are not permitted to have the information, either through the fault of the Bancorp’s systems, employees or counterparties, or where such information was intercepted or otherwise compromised by third parties. The Bancorp may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond the Bancorp’s control, which may include, for example, security breaches; electrical or telecommunications outages; failures of computer servers or other damage to the Bancorp’s property or assets; natural disasters or severe weather conditions; health emergencies; or events arising from local or larger-scale political events, including outbreaks of hostilities or terrorist acts. While the Bancorp believes that its current resiliency plans are both sufficient and adequate, there can be no assurance that such plans will fully mitigate all potential business continuity risks to the Bancorp or its customers and clients. Any failures or disruptions of the Bancorp’s systems or operations could give rise to losses in service to customers and clients, adversely affect the Bancorp’s business and results of operations by subjecting the Bancorp to losses or liability, or require the Bancorp to expend significant resources to correct the failure or disruption, as well as by exposing the Bancorp to litigation, regulatory fines or penalties or losses not covered by insurance.

30  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fifth Third is exposed to cyber-security risks, including denial of service, hacking, and identity theft.

Fifth Third relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in disruptions to its accounting, deposit, loan and other systems, and adversely affect its customer relationships. While Fifth Third has policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated. There have been increasing efforts on the part of third parties, including through cyber attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data, by both private individuals and foreign governments. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, Fifth Third may be unable to proactively address these techniques or to implement adequate preventative measures. Furthermore, there has been a well-publicized series of apparently related distributed denial of service attacks on large financial services companies, including Fifth Third Bank. Distributed denial of service attacks are designed to saturate the targeted online network with excessive amounts of network traffic, resulting in slow response times, or in some cases, causing the site to be temporarily unavailable. These events adversely affected the performance of Fifth Third’s website and in some instances prevented customers from accessing Fifth Third’s website. Future cyber-attacks could be more disruptive and damaging. Cyber threats are rapidly evolving and Fifth Third may not be able to anticipate or prevent all such attacks. Fifth Third may incur increasing costs in an effort to minimize these risks or in the investigation of such cyber-attacks or related to the protection of the Bancorp’s customers from identity theft as a result of such attacks. Despite this effort, the occurrence of any failure, interruption or security breach of Fifth Third’s systems or third-party service providers, particularly if widespread or resulting in financial losses to customers, could also seriously damage Fifth Third’s reputation, result in a loss of customer business, subject it to additional regulatory scrutiny, or expose it to civil litigation and financial liability.

Fifth Third is exposed to operational and reputational risk.

Fifth Third is exposed to many types of operational risk, including but not limited to, business continuity risk, information management risk, fraud risk, model risk, third party service provider risk, human resources risk, and process risk.

Fifth Third’s actual or alleged conduct in activities, such as lending practices, data security, corporate governance and acquisitions, may result in negative public opinion and may damage Fifth Third’s reputation. Actions taken by government regulators and community organizations may also damage Fifth Third’s reputation. Additionally, whereas negative public opinion once was primarily driven by adverse news coverage in traditional media, the advent and expansion of social media facilitates the rapid dissemination of information. Though Fifth Third monitors social media channels, the potential remains for rapid and widespread dissemination of inaccurate, misleading or false information that could damage Fifth Third’s reputation. Negative public opinion can adversely affect Fifth Third’s ability to attract and keep customers and can increase the risk that it will be a target of litigation and regulatory action.

The results of Vantiv Holding, LLC could have a negative impact on Fifth Third’s operating results and financial condition.

In 2009, Fifth Third sold an approximate 51% interest in its processing business, Vantiv Holding, LLC (formerly Fifth Third Processing Solutions). As a result of additional share sales completed by Fifth Third in 2013, 2014 and 2015, the Bancorp ownership share in Vantiv Holding, LLC as of December 31, 2015, is approximately 18%. The Bancorp’s investment in Vantiv Holding, LLC is currently accounted for under the equity method of accounting and is not consolidated based on Fifth Third’s remaining ownership share in Vantiv Holding, LLC. Vantiv Holding, LLC’s operating results could be poor and could negatively affect the operating results of Fifth Third. In addition, Fifth Third owns a warrant to acquire approximately 7.8 million Class C non-voting units of Vantiv Holding, LLC. Fifth Third participates in a multi-lender credit facility to Vantiv Holding, LLC and repayment of these loans is contingent on the future cash flows of Vantiv Holding, LLC.

Changes in Fifth Third’s ownership in Vantiv Holding, LLC could have an impact on Fifth Third’s stock price, operating results, financial condition, and future outlook.

Fifth Third expects that it will reduce its equity and derivative investments in Vantiv Holding, LLC and its publicly traded parent, Vantiv, Inc., in whole or in part, but there can be no assurance that such sales will occur or as to when they will occur or the value that might be received by Fifth Third. A reduction in Fifth Third’s Vantiv ownership interest may result from a series of sale transactions similar to transactions in Vantiv securities engaged in by Fifth Third to date, or could occur as a result of one or more larger transactions, depending on strategic considerations, market conditions, or other factors deemed important by Fifth Third. Additionally, Fifth Third’s ownership in Vantiv could be affected by transactions that Vantiv may undertake. The nature, terms, and timing of transactions engaged in by Vantiv may not be entirely within Fifth Third’s control, if at all. If and when Fifth Third’s ownership in Vantiv is reduced, such changes in ownership could have a material impact, positive or negative, on Fifth Third’s stock price, operating results, financial condition and future outlook.

Weather related events or other natural disasters may have an effect on the performance of Fifth Third’s loan portfolios, especially in its coastal markets, thereby adversely impacting its results of operations.

Fifth Third’s footprint stretches from the upper Midwestern to lower Southeastern regions of the United States. These regions have experienced weather events including hurricanes and other natural disasters. The nature and level of these events and the impact of global climate change upon their frequency and severity cannot be predicted. If large scale events occur, they may significantly impact its loan portfolios by damaging properties pledged as collateral as well as impairing its borrowers’ ability to repay their loans.

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

In July 2013, the Federal banking agencies issued final rules for the enhanced regulatory capital requirements for U.S. banking organizations, which implemented aspects of Basel III. The final rules provide the option for certain banking organizations, including the Bancorp, to opt out of including AOCI in regulatory capital and retain the treatment of residential mortgage exposures consistent with the current Basel I capital rules. The new capital rules became effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain components and other provisions. The need to maintain more and higher quality capital as well as greater liquidity could limit Fifth Third’s business activities, including lending, and the ability to expand, either organically or through acquisitions. Moreover, although these new requirements are being phased in over time, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases and share repurchases.

The Bank must be well-capitalized, well-managed and maintain at least a “Satisfactory” CRA rating for the Bancorp to retain its status as a financial holding company. Failure to meet these requirements could result in the FRB placing limitations or conditions on the Bancorp’s activities (and the commencement of new activities, including merger with or acquisitions of other financial institutions) and could ultimately result in the loss of financial holding company status. The FRB conducted a regularly scheduled examination covering 2011 through 2013 to determine the Bancorp’s banking subsidiary’s compliance with the CRA. Although the FRB has not made a final determination, the Bancorp believes that the results of such CRA examination may result in a rating of “Needs to Improve”. If that would occur, such rating would last at least until the Bancorp’s banking subsidiary’s next CRA examination.

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

In addition, Fifth Third, as well as other financial institutions more generally, have recently been subjected to increased scrutiny from government authorities, including bank regulatory authorities, stemming from broader systemic regulatory concerns, including with respect to stress testing, capital levels, asset quality, provisioning, AML/BSA, consumer compliance and other prudential matters and efforts to ensure that financial institutions take steps to improve their risk management and prevent future crises. In this regard, government authorities, including the bank regulatory agencies, are also pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures and may also adversely affect Fifth Third’s ability to enter into certain transactions or engage in certain activities, or obtain necessary regulatory approvals in connection therewith.

In some cases, regulatory agencies may take supervisory actions that may not be publicly disclosed, which restrict or limit a financial institution. Finally, as part of Fifth Third’s regular examination process, Fifth Third’s and its banking subsidiary’s respective regulators may advise it and its banking subsidiary to operate under various restrictions as a prudential matter. Such supervisory actions or restrictions, if and in whatever manner imposed, could negatively affect Fifth Third’s ability to engage in new activities and certain transactions, as well as have a material adverse effect on Fifth Third’s business and results of operations and may not be publicly disclosed.

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

The FDIC maintains a DIF to protect insured depositors in the event of bank failures. The DIF is funded by fees assessed on insured depository institutions including Fifth Third Bank. Under a rule adopted by the FDIC in 2011, regular assessment rates for all banks will decline when the reserve ratio reaches 1.15%, which the FDIC expects will occur in early 2016. In October 2015, the FDIC issued a proposed rule which would impose on banks with at least $10 billion in assets, such as Fifth Third, a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. The Bancorp estimates the impact of these changes will increase Fifth Third’s FDIC premiums by approximately $25 million per year. Future deposit premiums paid by Fifth Third Bank depend on FDIC rules, which are subject to change, the level of the DIF and the magnitude and cost of future bank failures. Fifth Third Bank may be required to pay significantly higher FDIC premiums if market developments change such that the DIF balance is reduced or the FDIC changes its rules to require higher premiums.

Fifth Third is subject to extensive governmental regulation which could adversely impact Fifth Third or the businesses in which Fifth Third is engaged.

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

        The DFA, enacted in 2010, is complex and broad in scope and several of its provisions are still being implemented. The DFA established the CFPB which has authority to regulate consumer financial products and services sold by banks and non-bank companies and to supervise banks with assets of more than $10 billion and their affiliates for compliance with Federal consumer protection laws. Since its formation, the CFPB has finalized a number of significant rules that could have a significant impact on Fifth Third’s business and the financial services industry more generally including integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act. Compliance with the rules and policies adopted by the CFPB may limit the products Fifth Third may permissibly offer to customers, or limit the terms on which those products may be issued, or may adversely affect Fifth Third’s ability to conduct its business as previously conducted. Fifth Third may also be required to add additional compliance personnel or incur other significant compliance-related expenses. Fifth Third’s business, results of operations or competitive position may be adversely affected as a result.

The reforms, both under the DFA and otherwise, are having a significant effect on the entire financial industry. Fifth Third believes compliance with the DFA and implementing its regulations and other initiatives will likely continue to negatively impact revenue and increase the cost of doing business, both in terms of transition expenses and on an ongoing basis, and may also limit Fifth Third’s ability to pursue certain desirable business opportunities. Any new regulatory requirements or changes to existing requirements could require changes to Fifth Third’s businesses, result in increased compliance costs and affect the profitability of such businesses. Additionally, reform could affect the behaviors of third parties that Fifth Third deals with in the course of business, such as rating agencies, insurance companies and investors. The extent to which Fifth Third can adjust its strategies to offset such adverse impacts also is not known at this time.

Conforming Covered Activities to the Volcker Rule may require the expenditure of resources and management attention.

The DFA “Volcker Rule” provisions implementing the final rule generally restrict banks and their affiliated entities from investing in or sponsoring certain private equity and hedge funds. Fifth Third does not sponsor any private equity or hedge funds that it is prohibited from sponsoring. As of December 31, 2015, the Bancorp had approximately $186 million in interests and approximately $37 million in binding commitments to invest in private equity funds likely to be affected by the Volcker Rule. It is expected that the Bancorp may need to dispose of these investments although it is likely that these investments will be reduced over time in the ordinary course before compliance is required. In December 2014, the FRB extended the conformance period through July 2016 for investments in and relationships with such covered funds that were in place prior to December 31, 2013, and announced its intention to grant a one year extension of the conformance period until July 21, 2017. An ultimate forced sale of some of these investments could result in Fifth Third receiving less value than it would otherwise have received.

33  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

If an orderly liquidation of a systemically important bank holding company or non-bank financial company were triggered, Fifth Third could face assessments for the Orderly Liquidation Fund.

The DFA creates authority for the orderly liquidation of systemically important bank holding companies and non-bank financial companies and is based on the FDIC’s bank resolution model. The Secretary of the U.S. Treasury may trigger a liquidation under this authority only after consultation with the President of the United States and after receiving a recommendation from the boards of the FDIC and the Federal Reserve upon a two-thirds vote. Liquidation proceedings will be funded by the Orderly Liquidation Fund established under the DFA, which will borrow from the U.S. Treasury and impose risk-based assessments on covered financial companies. Risk-based assessments would be made, first, on entities that received more in the resolution than they would have received in the liquidation to the extent of such excess, and second, if necessary, on, among others, bank holding companies with total consolidated assets of $50 billion or more, such as Fifth Third. Any such assessments may adversely affect Fifth Third’s business, financial condition or results of operations.

Regulation of Fifth Third by the CFTC imposes additional operational and compliance costs.

Title VII of DFA imposes a new regulatory regime on the U.S. derivatives markets. While most of the provisions related to derivatives markets are now in effect, several additional requirements await final regulations from the relevant regulatory agencies for derivatives, the CFTC and the SEC. One aspect of this new regulatory regime for derivatives is that substantial oversight responsibility has been provided to the CFTC, which, as a result, now has a meaningful supervisory role with respect to some of Fifth Third’s businesses. In 2014, Fifth Third Bank registered as a swap dealer with the CFTC and became subject to new substantive requirements, including real time trade reporting and robust record keeping requirements, business conduct requirements (including daily valuations, disclosure of material risks associated with swaps and disclosure of material incentives and conflicts of interest), and mandatory clearing and exchange trading of all standardized swaps designated by the relevant regulatory agencies as required to be cleared. Although the ultimate impact will depend on the promulgation of all final regulations, Fifth Third‘s derivatives business will likely be further subject to new substantive requirements, including margin requirements in excess of current market practice and capital requirements specific to this business. These requirements will collectively impose implementation and ongoing compliance burdens on Fifth Third and will introduce additional legal risk (including as a result of newly applicable antifraud and anti-manipulation provisions and private rights of action). Once finalized, the rules may raise the costs and liquidity burden associated with Fifth Third’s derivatives businesses and adversely affect or cause Fifth Third to change its derivatives products.

Fifth Third and/or its affiliates are or may become the subject of litigation which could result in legal liability and damage to Fifth Third’s reputation.

Fifth Third and certain of its directors and officers have been named from time to time as defendants in various class actions and other litigation relating to Fifth Third’s business and activities. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The SEC may seek admissions of liability when settling cases, which could adversely impact the defense of private litigation. These matters could result in material adverse judgments, settlements, fines, penalties, injunctions or other relief, amendments and/or restatements of Fifth Third’s SEC filings and/or financial statements, as applicable and/or determinations of material weaknesses in its disclosure controls and procedures. Like other large financial institutions and companies, Fifth Third is also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against Fifth Third could materially adversely affect its business, financial condition or results of operations and/or cause significant reputational harm to its business.

Fifth Third’s ability to pay or increase dividends on its common stock or to repurchase its capital stock is restricted.

Fifth Third’s ability to pay dividends or repurchase stock is subject to regulatory requirements and the need to meet regulatory expectations. Fifth Third is subject to an annual assessment by the FRB as part of CCAR. The mandatory elements of the capital plan are an assessment of the expected use and sources of capital over the planning horizon, a description of all planned capital actions over the planning horizon, a discussion of any expected changes to the Bancorp’s business plan that are likely to have a material impact on its capital adequacy or liquidity, a detailed description of the Bancorp’s process for assessing capital adequacy and the Bancorp’s capital policy. Fifth Third’s stress testing results and 2016 capital plan will be submitted to the FRB by April 5, 2016.

The FRB’s review of the capital plan will assess the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan. Additionally, the FRB will review the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratios and above a CET1 ratio of 5% under baseline and stressful conditions throughout a nine-quarter planning horizon.

34 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on loans and leases (including yield-related fees), securities and other short-term investments less the interest paid for core deposits (includes transaction deposits and other time deposits) and wholesale funding (includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest rate spread due to the interest income earned on those assets that are funded by noninterest-bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Table 9 presents the components of net interest income, net interest margin and net interest rate spread for the years ended December 31, 2015, 2014 and 2013. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets. Table 10 provides the relative impact of changes in the balance sheet and changes in interest rates on net interest income.

Net interest income on an FTE basis was $3.6 billion for both the years ended December 31, 2015 and 2014. Net interest income was negatively impacted by a decrease in the net interest rate spread, changes made to the Bancorp’s deposit advance product beginning January 1, 2015 and an increase in average long-term debt of $1.7 billion for the year ended December 31, 2015 compared to the year ended December 31, 2014. These negative impacts were partially offset by increases in average taxable securities and average loans and leases of $5.2 billion and $2.2 billion, respectively, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The net interest rate spread decreased to 2.69% during the year ended December 31, 2015 from 2.94% in 2014 driven by a 21 bps decrease in yields on average interest-earning assets coupled with a 3 bps increase in the rates paid on average interest-bearing liabilities.

Net interest margin on an FTE basis was 2.88% for the year ended December 31, 2015 compared to 3.10% for the year ended December 31, 2014. The decrease from December 31, 2014 was driven primarily by the previously mentioned decrease in the net interest rate spread coupled with a $7.6 billion increase in average interest-earning assets partially offset by an increase in average free funding balances. The increase in average free funding balances was driven by increases in average demand deposits and average shareholders’ equity of $3.4 billion and $572 million, respectively, for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Interest income on an FTE basis from loans and leases decreased $147 million compared to the year ended December 31, 2014 primarily due to a decrease of 24 bps in yields on average loans and leases partially offset by an increase of 2% in average loans and leases. The decrease in yields for the year ended December 31, 2015 was primarily due to a $93 million decline in interest income on other consumer loans and leases primarily due to changes made to the Bancorp’s deposit advance product beginning January 1, 2015. The decrease also included decreases in yields on average commercial and industrial loans, average residential mortgage loans and average automobile loans of 14 bps, 19 bps and 11 bps, respectively, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in average loans and leases for the year ended December 31, 2015 was driven primarily by increases in average commercial loans and leases and average residential mortgage loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $145 million compared to the year ended December 31, 2014 primarily as a result of the aforementioned increase in average taxable securities.

Interest expense on core deposits decreased $15 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 as a decline in the cost of average interest-bearing core deposits more than offset an increase in average interest-bearing core deposits. The cost of average interest-bearing core deposits decreased to 24 bps for the year ended December 31, 2015 from 27 bps for the year ended December 31, 2014. Average interest-bearing core deposits increased $2.4 billion for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily due to increases in average money market deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $59 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to a $1.7 billion increase in average long-term debt coupled with a 18 bps increase in the rates paid on average long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During both the years ended December 31, 2015 and 2014, average wholesale funding represented 24% of average interest-bearing liabilities. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management subsection of the Risk Management section of MD&A.

35  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 9: CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

For the years ended December 31	2015			2014			2013

($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate

Assets
Interest-earning assets:
Loans and leases:(a)
Commercial and industrial loans	$42,594	$1,334	3.13%	$41,178	$1,346	3.27%	$37,770	$1,361	3.60%
Commercial mortgage loans	7,121	227	3.19	7,745	260	3.36	8,481	306	3.60
Commercial construction loans	2,717	86	3.17	1,492	51	3.44	793	27	3.45
Commercial leases	3,796	106	2.78	3,585	108	3.01	3,565	116	3.26

Total commercial loans and leases	56,228	1,753	3.12	54,000	1,765	3.27	50,609	1,810	3.58

Residential mortgage loans	13,798	509	3.69	13,344	518	3.88	14,428	564	3.91
Home equity	8,592	312	3.63	9,059	336	3.71	9,554	355	3.71
Automobile loans	11,847	315	2.66	12,068	334	2.77	12,021	373	3.10
Credit card	2,303	237	10.27	2,271	227	9.98	2,121	209	9.87
Other consumer loans and leases	571	45	8.00	385	138	35.99	360	155	42.93

Total consumer loans and leases	37,111	1,418	3.82	37,127	1,553	4.18	38,484	1,656	4.30

Total loans and leases	93,339	3,171	3.40	91,127	3,318	3.64	89,093	3,466	3.89
Securities:
Taxable	26,932	867	3.22	21,770	722	3.32	16,395	518	3.16
Exempt from income taxes(a)	55	3	5.23	53	3	4.94	49	3	5.29
Other short-term investments	3,258	8	0.25	3,043	8	0.26	2,417	6	0.26

Total interest-earning assets	123,584	4,049	3.28	115,993	4,051	3.49	107,954	3,993	3.70
Cash and due from banks	2,608			2,892			2,482
Other assets	15,212			14,539			15,053
Allowance for loan and lease losses	(1,293)			(1,481)			(1,757)

Total assets	$140,111			$131,943			$123,732

Liabilities and Equity
Interest-bearing liabilities:
Interest checking deposits	$26,160	$50	0.19%	$25,382	$56	0.22%	$23,582	$53	0.23%
Savings deposits	14,951	9	0.06	16,080	16	0.10	18,440	22	0.12
Money market deposits	18,152	44	0.24	14,670	51	0.35	9,467	23	0.25
Foreign office deposits	817	1	0.16	1,828	5	0.29	1,501	4	0.28
Other time deposits	4,051	49	1.20	3,762	40	1.06	3,760	50	1.33

Total interest-bearing core deposits	64,131	153	0.24	61,722	168	0.27	56,750	152	0.27
Certificates $100,000 and over	2,869	33	1.16	3,929	34	0.85	6,339	50	0.78
Other deposits	57	-	0.16	-	-	0.02	17	-	0.11
Federal funds purchased	920	1	0.13	458	-	0.09	503	1	0.12
Other short-term borrowings	1,721	2	0.12	1,873	2	0.10	3,024	5	0.18
Long-term debt	14,677	306	2.09	12,928	247	1.91	7,914	204	2.58

Total interest-bearing liabilities	84,375	495	0.59	80,910	451	0.56	74,547	412	0.55
Demand deposits	35,164			31,755			29,925
Other liabilities	4,672			3,950			4,917

Total liabilities	124,211			116,615			109,389
Total equity	15,900			15,328			14,343

Total liabilities and equity	$140,111			$131,943			$123,732

Net interest income (FTE)		$3,554			$3,600			$3,581
Net interest margin (FTE)			2.88%			3.10%			3.32%
Net interest rate spread (FTE)			2.69			2.94			3.15
Interest-bearing liabilities to interest-earning assets			68.27			69.75			69.05

(a)	The FTE adjustments included in the above table were $21 for both the years ended December 31, 2015 and 2014 and $20 for the year ended December 31, 2013.

36  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 10: CHANGES IN NET INTEREST INCOME ATTRIBUTABLE TO VOLUME AND YIELD/RATE(a)

For the years ended December 31	2015 Compared to 2014			2014 Compared to 2013

($ in millions)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total

Assets
Interest-earning assets:
Loans and leases:
Commercial and industrial loans	$45	(57)	(12)	116	(131)	(15)
Commercial mortgage loans	(21)	(12)	(33)	(26)	(20)	(46)
Commercial construction loans	39	(4)	35	24	-	24
Commercial leases	6	(8)	(2)	1	(9)	(8)

Total commercial loans and leases	69	(81)	(12)	115	(160)	(45)

Residential mortgage loans	17	(26)	(9)	(42)	(4)	(46)
Home equity	(17)	(7)	(24)	(18)	(1)	(19)
Automobile loans	(5)	(14)	(19)	1	(40)	(39)
Credit card	3	7	10	16	2	18
Other consumer loans and leases	47	(140)	(93)	9	(26)	(17)

Total consumer loans and leases	45	(180)	(135)	(34)	(69)	(103)

Total loans and leases	114	(261)	(147)	81	(229)	(148)
Securities:
Taxable	167	(22)	145	177	27	204
Other short-term investments	-	-	-	2	-	2

Total change in interest income	$281	(283)	(2)	260	(202)	58

Liabilities
Interest-bearing liabilities:
Interest checking deposits	$2	(8)	(6)	3	-	3
Savings deposits	(1)	(6)	(7)	(2)	(4)	(6)
Money market deposits	10	(17)	(7)	16	12	28
Foreign office deposits	(2)	(2)	(4)	1	-	1
Other time deposits	3	6	9	-	(10)	(10)

Total interest-bearing core deposits	12	(27)	(15)	18	(2)	16
Certificates $100,000 and over	(11)	10	(1)	(20)	4	(16)
Federal funds purchased	1	-	1	(1)	-	(1)
Other short-term borrowings	-	-	-	(1)	(2)	(3)
Long-term debt	35	24	59	106	(63)	43

Total change in interest expense	37	7	44	102	(63)	39

Total change in net interest income	$244	(290)	(46)	158	(139)	19

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable losses within the loan and lease portfolio that is based on factors previously discussed in the Critical Accounting Policies section of MD&A. The provision is recorded to bring the ALLL to a level deemed appropriate by the Bancorp to cover losses inherent in the portfolio. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans actually removed from the Consolidated Balance Sheets is referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for loan and lease losses was $396 million for the year ended December 31, 2015 compared to $315 million for the same period in the prior year. The increase in provision expense for the year ended December 31, 2015 compared to the prior year was primarily due to the restructuring of a student loan backed commercial credit originated in 2007, a broadening global economic slowdown, stress on capital markets and the prolonged softness in commodity prices. The ALLL declined $50 million from December 31, 2014 to $1.3 billion at December 31, 2015. At December 31, 2015, the ALLL as a percent of portfolio loans and leases decreased to 1.37%, compared to 1.47% at December 31, 2014.

Refer to the Credit Risk Management subsection of the Risk Management section of MD&A as well as Note 6 of the Notes to Consolidated Financial Statements for more detailed information on the provision for loan and lease losses, including an analysis of loan portfolio composition, nonperforming assets, net charge-offs and other factors considered by the Bancorp in assessing the credit quality of the loan and lease portfolio and the ALLL.

37  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income increased $530 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The following table presents the components of noninterest income:

TABLE 11: COMPONENTS OF NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2015	2014	2013	2012	2011

Service charges on deposits	$563	560	549	522	520
Investment advisory revenue	418	407	393	374	375
Corporate banking revenue	384	430	400	413	350
Mortgage banking net revenue	348	310	700	845	597
Card and processing revenue	302	295	272	253	308
Other noninterest income	979	450	879	574	250
Securities gains, net	9	21	21	15	46
Securities gains, net - non-qualifying hedges on mortgage service rights	-	-	13	3	9

Total noninterest income	$3,003	2,473	3,227	2,999	2,455

Service charges on deposits

Service charges on deposits increased $3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 due primarily to a $3 million increase in commercial deposit fees. The increase in commercial deposit fees was driven by an increase in activity from existing customers and new customer acquisition.

Investment advisory revenue

Investment advisory revenue increased $11 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily due to an increase of $6 million in recurring securities brokerage fees driven by higher sales volume and an increase of $5 million in private client service fees due to an increase in personal asset management fees. The Bancorp had approximately $297 billion and $308 billion in total assets under care as of December 31, 2015 and 2014, respectively, and managed $26 billion and $27 billion in assets for individuals, corporations and not-for-profit organizations as of December 31, 2015 and 2014, respectively.

Corporate banking revenue

Corporate banking revenue decreased $46 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease from the prior year was primarily the result of a decrease in syndication and lease remarketing fees. Syndication fees decreased $29 million compared to the year ended December 31, 2014 as a result of decreased activity in the market and the Bancorp’s reduced leveraged loan appetite. The decrease in lease remarketing fees included the impact of impairment charges of $36 million related to certain operating lease equipment that was recognized during the year ended December 31, 2015. The decreases for the year ended December 31, 2015 were partially offset by higher institutional sales revenue and gains on the sale of operating lease equipment.

Mortgage banking net revenue

Mortgage banking net revenue increased $38 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The following table presents the components of mortgage banking net revenue:

TABLE 12: COMPONENTS OF MORTGAGE BANKING NET REVENUE

For the years ended December 31 ($ in millions)	2015	2014	2013

Origination fees and gains on loan sales	$171	153	453
Net mortgage servicing revenue:
Gross mortgage servicing fees	222	246	251
MSR amortization	(139)	(119)	(166)
Net valuation adjustments on MSRs and free-standing derivatives entered into to economically hedge MSRs	94	30	162

Net mortgage servicing revenue	177	157	247

Mortgage banking net revenue	$348	310	700

Origination fees and gains on loan sales increased $18 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily as the result of an 11% increase in residential mortgage loan originations. Residential mortgage loan originations increased to $8.3 billion for the year ended December 31, 2015 from $7.5 billion for the year ended December 31, 2014 due to strong refinancing activity that occurred during the year ended December 31, 2015.

Net mortgage servicing revenue is comprised of gross mortgage servicing fees and related MSR amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net mortgage servicing revenue increased $20 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 driven primarily by an increase of $64 million in net valuation adjustments, partially offset by a decrease in gross mortgage servicing fees of $24 million and an increase in mortgage servicing rights amortization of $20 million.

38  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy for the years ended December 31:

TABLE 13: COMPONENTS OF NET VALUATION ADJUSTMENTS ON MSRs

($ in millions)	2015	2014	2013

Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$90	95	(30)
Recovery of (provision for) MSR impairment	4	(65)	192

Net valuation adjustments on MSRs and free-standing derivatives entered into to economically hedge MSRs	$94	30	162

Mortgage rates increased during the year ended December 31, 2015 which caused the modeled prepayment speeds to slow, and led to the recovery of temporary impairment on servicing rights during the year. Mortgage rates decreased during the year ended December 31, 2014 which caused the modeled prepayments speeds to increase, which led to temporary impairment on servicing rights during the year ended December 31, 2014.

Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of MSRs can be found in Note 12 of the Notes to Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation on the MSR portfolio. Refer to Note 13 of the Notes to Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio.

In addition to the derivative positions used to economically hedge the MSR portfolio, the Bancorp may acquire various securities as a component of its non-qualifying hedging strategy. The Bancorp did not sell securities related to the non-qualifying hedging strategy during the years ended December 31, 2015 and 2014. Net gains on the sale of these securities were $13 million during the year ended December 31, 2013, recorded in securities gains, net - non-qualifying hedges on mortgage servicing rights in the Consolidated Statements of Income.

The Bancorp’s total residential mortgage loans serviced as of December 31, 2015 and 2014 were $73.4 billion and $79.0 billion, respectively, with $59.0 billion and $65.4 billion, respectively, of residential mortgage loans serviced for others.

Card and processing revenue

Card and processing revenue increased $7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily the result of an increase in the number of actively used cards and an increase in customer spend volume. Debit card interchange revenue, included in card and processing revenue, was $137 million and $128 million for the years ended December 31, 2015 and 2014, respectively.

Other noninterest income

The following table presents the major components of other noninterest income:

TABLE 14: COMPONENTS OF OTHER NONINTEREST INCOME

For the years ended December 31 ($ in millions)	2015	2014	2013

Gain on sale of Vantiv, Inc. shares	$331	125	327
Valuation adjustments on the warrant associated with Vantiv Holding, LLC	236	31	206
Gain on sale and exercise of the warrant associated with Vantiv Holding, LLC	89	-	-
Operating lease income	89	84	75
Income from the TRA associated with Vantiv, Inc.	80	23	9
Equity method income from interest in Vantiv Holding, LLC	63	48	77
BOLI income	48	44	52
Cardholder fees	43	45	47
Gain on loan sales	38	-	3
Private equity investment income	28	27	24
Consumer loan and lease fees	23	25	27
Banking center income	21	30	34
Insurance income	14	13	25
Net losses on disposition and impairment of bank premises and equipment	(101)	(19)	(6)
Loss on swap associated with the sale of Visa, Inc. Class B shares	(37)	(38)	(31)
Other, net	14	12	10

Total other noninterest income	$979	450	879

Other noninterest income increased $529 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase included the impact of a gain of $331 million on the sale of Vantiv, Inc. shares in the fourth quarter of 2015 compared to a gain of $125 million in 2014. The positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC were $236 million and $31 million for the years ended December 31, 2015 and 2014, respectively. The fair value of the stock warrant is calculated using the Black-Scholes option-pricing model, which utilizes several key inputs (Vantiv, Inc. stock price, strike price of the warrant and several unobservable inputs). The positive valuation adjustments for the years ended December 31, 2015 and 2014 were primarily due to increases of 40% and 4%, respectively, in Vantiv, Inc.’s share price from December 31, 2014 to December 31, 2015 and from December 31, 2013 to December 31, 2014, respectively. During the fourth quarter of 2015, the Bancorp recognized a gain of $89 million on both the sale and exercise of a portion of the warrant associated with Vantiv Holding, LLC.

39  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additionally, the Bancorp recognized a gain of $49 million from the payment from Vantiv, Inc. to terminate a portion of the TRA and also recognized a gain of $31 million associated with the annual TRA payment during the fourth quarter of 2015. The Bancorp recognized a gain of $23 million associated with the TRA during the fourth quarter of 2014.

In addition to the increases discussed above, gain on loan sales increased $38 million during the year ended December 31, 2015 compared to the same period in the prior year primarily due to a $37 million gain on the sale of certain residential mortgage loans classified as TDRs during the first quarter of 2015. Equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC increased $15 million from the year ended December 31, 2014 as 2014 included charges taken by Vantiv Holding, LLC related to an acquisition during 2014.

The year ended December 31, 2015 also included impairment charges, included in net losses on disposition and impairment of bank premises and equipment in other noninterest income of $109 million compared to $20 million for the same period in the prior year. For more information on these impairment charges, refer to Note 7 of the Notes to Consolidated Financial Statements.

Noninterest Expense

Noninterest expense increased $66 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits), technology and communications and card and processing expense partially offset by a decrease in other noninterest expense. The following table presents the major components of noninterest expense:

TABLE 15: COMPONENTS OF NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2015	2014	2013	2012	2011

Salaries, wages and incentives	$1,525	1,449	1,581	1,607	1,478
Employee benefits	323	334	357	371	330
Net occupancy expense	321	313	307	302	305
Technology and communications	224	212	204	196	188
Card and processing expense	153	141	134	121	120
Equipment expense	124	121	114	110	113
Other noninterest expense	1,105	1,139	1,264	1,374	1,224

Total noninterest expense	$3,775	3,709	3,961	4,081	3,758

Efficiency ratio	57.6%	61.1	58.2	61.7	62.3

Personnel costs increased $65 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 driven by higher executive retirement and severance costs as well as an increase in base compensation and an increase in incentive compensation, primarily in the mortgage business. Full-time equivalent employees totaled 18,261 at December 31, 2015 compared to 18,351 at December 31, 2014.

Technology and communications expense increased $12 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 driven primarily by increased investment in information technology associated with regulatory and compliance initiatives, system maintenance and other growth initiatives.

Card and processing expense increased $12 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 driven primarily by increased fraud prevention related expenses.

The following table presents the major components of other noninterest expense:

TABLE 16: COMPONENTS OF OTHER NONINTEREST EXPENSE

For the years ended December 31 ($ in millions)	2015	2014	2013

Impairment on affordable housing investments	$145	135	108
Loan and lease	118	119	158
Marketing	110	98	114
FDIC insurance and other taxes	99	89	127
Operating lease	74	67	57
Professional service fees	70	72	76
Losses and adjustments	55	188	221
Travel	54	52	54
Postal and courier	45	47	48
Data processing	45	41	42
Recruitment and education	33	28	26
Donations	29	18	24
Insurance	17	16	17
Supplies	16	15	16
Provision for (benefit from) the reserve for unfunded commitments	4	(27)	(17)
Other, net	191	181	193

Total other noninterest expense	$1,105	1,139	1,264

40  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other noninterest expense decreased $34 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to a decrease in losses and adjustments partially offset by increases in the provision for the reserve for unfunded commitments, marketing expense, donations expense, impairment on affordable housing investments, FDIC insurance and other taxes and operating lease expense.

Losses and adjustments decreased $133 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to a decrease in legal settlements and reserve expense. The provision for the reserve for unfunded commitments increased $31 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase in unfunded commitments for which the Bancorp holds reserves. Marketing expense increased $12 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Donations expense increased $11 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 driven by contributions of $14 million to the Fifth Third

Foundation. Impairment on affordable housing investments increased $10 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to incremental losses resulting from previous growth in the portfolio. FDIC insurance and other taxes increased $10 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily driven by an increase in the assessment rate due to a change in asset mix as well as an increase in the assessment base. Operating lease expense increased $7 for the year ended December 31, 2015 compared to the year ended December 31, 2014 due primarily to an increase in depreciation on operating lease equipment.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 57.6% for the year ended December 31, 2015 compared to 61.1% for the year ended December 31, 2014.

Applicable Income Taxes

Applicable income tax expense for all periods includes the benefit from tax-exempt income, tax-advantaged investments, and certain gains on sales of leveraged leases that are exempt from federal taxation and tax credits, partially offset by the effect of certain nondeductible expenses. The tax credits are associated with the Low-Income Housing Tax Credit program established under Section 42 of the IRC, the New Markets Tax Credit program established under Section 45D of the IRC, the Rehabilitation Investment Tax Credit program established under Section 47 of the IRC and the Qualified Zone Academy Bond program established under Section 1397E of the IRC.

The effective tax rates for the years ended December 31, 2015 and 2014 were primarily impacted by $178 million and $164 million, respectively, in tax credits and $39 million and $27 million of tax benefits from tax-exempt income in 2015 and 2014, respectively. The increase in the effective tax rate for the year ended December 31, 2015 from the year ended December 31, 2014 was primarily related to an increase in income before income taxes partially offset by the increased amount of tax credits.

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees and directors. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised and where the Bancorp has not accumulated an excess tax benefit for previously exercised or released stock-based awards, the Bancorp is required to recognize a non-cash charge to income tax expense upon the write-off of the deferred tax asset previously established for these stock-based awards. As the Bancorp had an accumulated excess tax benefit at December 31, 2015 and 2014, the Bancorp was not required to recognize a non-cash charge to income tax expense during the years ended December 31, 2015 and 2014.

Based on the Bancorp’s stock price at December 31, 2015 and the Bancorp’s accumulation of an excess tax benefit through the period ended December 31, 2015, the Bancorp does not believe it will be required to recognize a non-cash charge to income tax expense over the next twelve months related to stock-based awards. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future. Therefore, it is possible the Bancorp may be required to recognize a non-cash charge to income tax expense in the future.

The following table presents the Bancorp’s income before income taxes, applicable income tax expense and effective tax rate:

TABLE 17: APPLICABLE INCOME TAXES

For the years ended December 31 ($ in millions)	2015	2014	2013	2012	2011

Income before income taxes	$2,365	2,028	2,598	2,210	1,831
Applicable income tax expense	659	545	772	636	533
Effective tax rate	27.8%	26.9	29.7	28.8	29.1

41  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. Additional financial information on each business segment is included in Note 30 of the Notes to Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices or businesses change.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding federal funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2015 to reflect the current market rates and updated duration assumptions. These rates were generally lower than those in place during 2014, thus net interest income for deposit-providing businesses was negatively impacted during 2015.

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

The results of operations and financial position for the years ended December 31, 2014 and 2013 were adjusted to reflect the transfer of certain customers and Bancorp employees from Commercial Banking to Branch Banking, effective January 1, 2015. In addition, the balances for the years ended December 31, 2014 and 2013 were adjusted to reflect a change in internal allocation methodology.

The following table summarizes net income (loss) by business segment:

TABLE 18: NET INCOME (LOSS) BY BUSINESS SEGMENT

For the years ended December 31 ($ in millions)	2015	2014	2013

Income Statement Data
Commercial Banking	$739	800	798
Branch Banking	311	365	219
Consumer Lending	112	(66)	187
Investment Advisors	58	54	68
General Corporate & Other	486	330	554

Net income	1,706	1,483	1,826
Less: Net income attributable to noncontrolling interests	(6)	2	(10)

Net income attributable to Bancorp	1,712	1,481	1,836
Dividends on preferred stock	75	67	37

Net income available to common shareholders	$1,637	1,414	1,799

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 19: COMMERCIAL BANKING

For the years ended December 31 ($ in millions)	2015	2014	2013

Income Statement Data
Net interest income (FTE)(a)	$1,646	1,648	1,589
Provision for loan and lease losses	239	235	195
Noninterest income:
Corporate banking revenue	378	429	391
Service charges on deposits	284	280	262
Other noninterest income	191	171	158
Noninterest expense:
Personnel costs	303	304	306
Other noninterest expense	1,099	1,013	924

Income before income taxes	858	976	975
Applicable income tax expense(a)(b)	119	176	177

Net income	$739	800	798

Average Balance Sheet Data
Commercial loans and leases, including held for sale	$53,010	50,718	47,197
Demand deposits	20,677	18,381	16,582
Interest checking deposits	9,069	7,995	7,031
Savings and money market deposits	6,652	5,792	4,844
Other time deposits and certificates $100,000 and over	1,230	1,399	1,330
Foreign office deposits	813	1,817	1,483

(a)	Includes FTE adjustments of $21 for both the years ended December 31, 2015 and 2014 and $20 for the year ended December 31, 2013.
(b)

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Comparison of the year ended 2015 with 2014

Net income was $739 million for the year ended December 31, 2015 compared to net income of $800 million for the year ended December 31, 2014. The decrease in net income was the result of an increase in noninterest expense coupled with a decrease in noninterest income.

Net interest income decreased $2 million from the year ended December 31, 2014 primarily driven by a decline in yields of 19 bps on average commercial loans and leases and increases in FTP charges on loans and leases driven by an increase in average balances. These decreases for the year ended December 31, 2015 were partially offset by increases in FTP credits on core deposits driven by increases in average balances.

Provision for loan and lease losses increased $4 million from the year ended December 31, 2014. The increase included a $102 million charge-off during the third quarter of 2015 associated with the restructuring of a student loan backed commercial credit originated in 2007. The year ended December 31, 2014 included net charge-offs related to certain impaired commercial and industrial loans in the first and third quarters of 2014. Net charge-offs as a percent of average portfolio loans and leases decreased to 45 bps for the year ended December 31, 2015 compared to 46 bps for the year ended December 31, 2014.

        Noninterest income decreased $27 million from the year ended December 31, 2014 due primarily to a decrease in corporate banking revenue partially offset by an increase in other noninterest income. Corporate banking revenue decreased $51 million from the year ended December 31, 2014 primarily driven by decreases in syndication fees and lease remarketing fees. The decrease in syndication fees was the result of decreased activity in the market and the Bancorp’s reduced leveraged loan appetite. The decrease in lease remarketing fees included the impact of impairment charges of $36 million related to certain operating lease equipment that was recognized during the year ended December 31, 2015. Refer to Note 8 of the Notes to Consolidated Financial Statements for additional information. The decrease in corporate banking revenue for the year ended December 31, 2015 was partially offset by higher institutional sales revenue. Other noninterest income increased $20 million from the year ended December 31, 2014 primarily driven by increases in gains on loan sales.

Noninterest expense increased $85 million from the year ended December 31, 2014 driven by an increase in other noninterest expense. The increase in other noninterest expense was primarily driven by increases in corporate overhead allocations, operating lease expense and impairment on affordable housing investments.

Average commercial loans increased $2.3 billion from the year ended December 31, 2014 primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial loans and average commercial construction loans increased $1.4 billion and $1.2 billion, respectively, from the year ended December 31, 2014 primarily as a result of an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. Average commercial mortgage loans decreased $552 million from the year ended December 31, 2014 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average core deposits increased $3.2 billion from the year ended December 31, 2014. The increase was the result of growth in average demand deposits, average interest checking deposits and average savings and money market deposits which increased $2.3 billion, $1.1 billion and $860 million, respectively, from the year ended December 31, 2014.

43  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This increase was partially offset by a decrease in average foreign deposits of $1.0 billion from the year ended December 31, 2014.

Comparison of the year ended 2014 with 2013

Net income was $800 million for the year ended December 31, 2014 compared to net income of $798 million for the year ended December 31, 2013. The increase in net income was the result of increases in net interest income and noninterest income partially offset by increases in noninterest expense and the provision for loan and lease losses.

Net interest income increased $59 million from the year ended December 31, 2013 primarily due to growth in average commercial construction loans, an increase in FTP credits due to an increase in demand deposits and a decrease in FTP charges, partially offset by a decline in yields of 29 bps, on average commercial loans.

Provision for loan and lease losses increased $40 million from the year ended December 31, 2013 due to an increase in net charge-offs related to certain impaired commercial and industrial loans in the first and third quarters of 2014. Net charge-offs as a percent of average portfolio loans and leases increased to 46 bps for the year ended December 31, 2014 compared to 41 bps for the year ended December 31, 2013.

Noninterest income increased $69 million from the year ended December 31, 2013 due to increases in corporate banking revenue, service charges on deposits and other noninterest income. Corporate banking revenue increased $38 million from the year ended December 31, 2013 primarily driven by increases in syndication fees and lease remarketing fees. Service charges on deposits increased $18 million from the year ended December 31,

2013 primarily driven by higher commercial deposit revenue which increased due to the acquisition of new customers and product expansion. Other noninterest income increased $13 million from the year ended December 31, 2013 primarily due to increases in operating lease income and card and processing revenue.

Noninterest expense increased $87 million from the year ended December 31, 2013 primarily as a result of an increase in other noninterest expense. Other noninterest expense increased $89 million from the year ended December 31, 2013 driven by increases in corporate overhead allocations, impairment on affordable housing investments and operating lease expense.

Average commercial loans increased $3.5 billion from the year ended December 31, 2013 primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial loans and average commercial construction loans increased $3.5 billion and $684 million, respectively, from the year ended December 31, 2013 as a result of an increase in new loan origination activity and utilization resulting from a strengthening economy and targeted marketing efforts. Average commercial mortgage loans decreased $671 million from the year ended December 31, 2013 due to continued run-off as the level of new originations was less than the repayments on the current portfolio.

Average core deposits increased $4.0 billion from the year ended December 31, 2013. The increase was the result of growth in average demand deposits, average interest checking deposits, average savings and money market deposits and average foreign deposits which increased $1.8 billion, $964 million, $948 million and $334 million, respectively, from the year ended December 31, 2013.

44  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Branch Banking

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,254 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 20: BRANCH BANKING

For the years ended December 31 ($ in millions)	2015	2014	2013

Income Statement Data
Net interest income	$1,555	1,573	1,380
Provision for loan and lease losses	159	181	211
Noninterest income:
Service charges on deposits	277	278	284
Card and processing revenue	236	227	208
Investment advisory revenue	157	152	147
Other noninterest income	(18)	69	106
Noninterest expense:
Personnel costs	524	539	550
Net occupancy and equipment expense	248	246	241
Card and processing expense	145	133	125
Other noninterest expense	650	636	660

Income before income taxes	481	564	338
Applicable income tax expense	170	199	119

Net income	$311	365	219

Average Balance Sheet Data
Consumer loans, including held for sale	$14,374	14,978	15,223
Commercial loans, including held for sale	2,021	2,175	2,370
Demand deposits	12,715	11,781	11,284
Interest checking deposits	9,128	9,071	8,905
Savings and money market deposits	25,342	24,065	22,252
Other time deposits and certificates $100,000 and over	5,161	4,690	4,709

Comparison of the year ended 2015 with 2014

Net income was $311 million for the year ended December 31, 2015 compared to net income of $365 million for the year ended December 31, 2014. The decrease was driven by decreases in noninterest income and net interest income as well as an increase in noninterest expense partially offset by a decrease in the provision for loan and lease losses.

Net interest income decreased $18 million from the year ended December 31, 2014 primarily driven by changes made to the Bancorp’s deposit advance product beginning January 1, 2015 and a decline in interest income on home equity loans and residential mortgage loans driven by decreases in average balances partially offset by a decrease in FTP charges due to the decrease in these average balances. The decline in net interest income was partially offset by a decrease in interest expense on core deposits due to a decline in the rates paid and by increases in the benefits from FTP credits for demand deposits, other time deposits and interest checking deposits.

Provision for loan and lease losses decreased $22 million from the year ended December 31, 2014 primarily due to improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 96 bps for the year ended December 31, 2015 compared to 106 bps for the year ended December 31, 2014.

Noninterest income decreased $74 million from the year ended December 31, 2014. The decrease was primarily driven by decreases in other noninterest income partially offset by increases in card and processing revenue and investment advisory revenue. Other noninterest income decreased $87 million from the year ended December 31, 2014 primarily driven by impairment losses associated with lower of cost or market adjustments on long-lived assets of $109 million for the year ended December 31, 2015 compared to $20 million for the year ended December 31, 2014. Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information on impairment of bank premises and equipment. Card and processing revenue increased $9 million from the year ended December 31, 2014 primarily due to an increase in the number of actively used cards and an increase in customer spend volume. Investment advisory revenue increased $5 million from the year ended December 31, 2014 primarily due to an increase of $3 million in recurring securities brokerage fees driven by higher sales volume and an increase of $2 million in private client service fees due to an increase in personal asset management fees.

Noninterest expense increased $13 million from the year ended December 31, 2014 primarily driven by increases in other noninterest expense and card and processing expense partially offset by a decrease in personnel costs. Other noninterest expense increased $14 million from the year ended December 31, 2014 due to higher operational losses and an increase in corporate overhead allocations. Card and processing expense increased $12 million from the year ended December 31, 2014 driven by increased fraud prevention related expenses. Personnel costs decreased $15 million from the year ended December 31, 2014 driven by a decrease in employee benefits expense due to changes in the Bancorp’s employee benefit plan implemented in 2015 as well as a decrease in base compensation due to a decline in the number of full-time equivalent employees.

Average consumer loans decreased $604 million from the year ended December 31, 2014 primarily due to a decrease in average home equity loans and average residential mortgage loans of $336 million and $261 million, respectively, as payoffs exceeded new loan production.

45  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average commercial loans decreased $154 million from the year ended December 31, 2014 primarily due to a decrease in average commercial mortgage loans and average commercial and industrial loans of $97 million and $63 million, respectively, as payoffs exceeded new loan production.

Average core deposits increased $2.6 billion from the year ended December 31, 2014 primarily driven by net growth in average savings and money market deposits of $1.3 billion and growth in average demand deposits of $934 million. The net growth in average savings and money market deposits was driven by a promotional product offering and the growth in average demand deposits was driven by an increase in average account balances.

Comparison of the year ended 2014 with 2013

Net income was $365 million for the year ended December 31, 2014 compared to net income of $219 million for the year ended December 31, 2013. The increase was driven by an increase in net interest income and decreases in the provision for loan and lease losses and noninterest expense partially offset by a decrease in noninterest income.

Net interest income increased $193 million from the year ended December 31, 2013 primarily driven by increases in the FTP credit rates for savings and money market deposits, demand deposits and interest checking deposits and a decrease in the FTP charges on loans and leases. These increases were partially offset by declines in yields on average commercial loans and a decrease in interest income relating to the Bancorp’s decision to no longer enroll new customers in the deposit advance product.

Provision for loan and lease losses for December 31, 2014 decreased $30 million from the year ended December 31, 2013 as a result of improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 106 bps for the year ended December 31, 2014 compared to 119 bps for the year ended December 31, 2013.

Noninterest income decreased $19 million from the year ended December 31, 2013. The decrease was primarily driven by decreases in other noninterest income and service charges on deposits partially offset by an increase in card and processing revenue. Other noninterest income decreased $37 million from the year ended

December 31, 2013 primarily due to $20 million in impairment charges during the year ended December 31, 2014 for branches and land. The remaining decrease in other noninterest income was primarily due to decreases in gains on loan sales and mortgage origination fees and retail service fees. Service charges on deposits decreased $6 million from the year ended December 31, 2013 primarily due to a decrease in consumer checking and savings fees from a decline in the percentage of consumer customers being charged service fees. Card and processing revenue increased $19 million from the year ended December 31, 2013 primarily as a result of an increase in the number of actively used cards as well as higher processing fees related to additional ATM locations.

Noninterest expense decreased $22 million from the year ended December 31, 2013 primarily driven by decreases in other noninterest expense and personnel costs partially offset by increases in card and processing expense and net occupancy and equipment expense. Other noninterest expense decreased $24 million from the year ended December 31, 2013 primarily due to lower marketing expense and loan and lease expense. Personnel costs decreased $11 million from the year ended December 31, 2013 primarily driven by lower compensation costs due to a decline in the number of full-time equivalent employees. Card and processing expense increased $8 million from the year ended December 31, 2013 primarily due to higher rewards expense relating to credit cards and increased fraud-related charges. Net occupancy and equipment expense increased $5 million from the year ended December 31, 2013 primarily due to an increase in rent expense driven by additional ATM locations.

Average consumer loans decreased $245 million from the year ended December 31, 2013 primarily due to a decrease in average home equity loans of $382 million as payoffs exceeded new advances and new loan production. This decrease was partially offset by an increase in average credit card loans of $146 million from the year ended December 31, 2013 primarily due to an increase in open and active accounts driven by the volume of new accounts.

Average core deposits increased $2.5 billion from the year ended December 31, 2013 primarily driven by net growth in average savings and money market deposits of $1.8 billion and growth in average demand deposits of $497 million.

46  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consumer Lending

Consumer Lending includes the Bancorp’s residential mortgage, home equity, automobile and other indirect lending activities. Direct lending activities include the origination, retention and servicing of residential mortgage and home equity loans or lines of credit, sales and securitizations of those loans, pools of loans or lines of credit and all associated hedging activities. Indirect lending activities include loans to consumers through correspondent lenders and automobile dealers.

The following table contains selected financial data for the Consumer Lending segment:

TABLE 21: CONSUMER LENDING

For the years ended December 31 ($ in millions)	2015	2014	2013

Income Statement Data
Net interest income	$249	258	312
Provision for loan and lease losses	45	156	93
Noninterest income:
Mortgage banking net revenue	341	305	688
Other noninterest income	66	45	67
Noninterest expense:
Personnel costs	185	181	281
Other noninterest expense	251	373	404

Income (loss) before income taxes	175	(102)	289
Applicable income tax expense (benefit)	63	(36)	102

Net income (loss)	$112	(66)	187

Average Balance Sheet Data
Residential mortgage loans, including held for sale	$9,251	8,866	10,222
Home equity	424	496	572
Automobile loans, including held for sale	11,341	11,517	11,409
Other consumer loans and leases, including held for sale	11	19	16

Comparison of the year ended 2015 with 2014

Net income was $112 million for the year ended December 31, 2015 compared to a net loss of $66 million for the year ended December 31, 2014. The increase was driven by decreases in noninterest expense and the provision for loan and lease losses as well as an increase in noninterest income partially offset by a decrease in net interest income.

Net interest income decreased $9 million from the year ended December 31, 2014 primarily driven by lower yields on average residential mortgage loans and average automobile loans and a decline in average home equity loans partially offset by decreases in FTP charge rates on loans and leases.

The provision for loan and lease losses decreased $111 million from the year ended December 31, 2014 as the prior year included an $87 million charge-off related to the transfer of certain residential mortgage loans from the portfolio to held for sale in the fourth quarter of 2014. The decrease was also due to improved delinquency metrics on residential mortgage loans and home equity loans. Net charge-offs as a percent of average portfolio loans and leases decreased to 22 bps for the year ended December 31, 2015 compared to 77 bps for the year ended December 31, 2014.

        Noninterest income increased $57 million from the year ended December 31, 2014 as a result of increases in mortgage banking net revenue and other noninterest income. Mortgage banking net revenue increased $36 million from the year ended December 31, 2014 driven by a $16 million increase in mortgage origination fees and gains on loan sales and a $20 million increase in net mortgage servicing revenue. Refer to the Noninterest Income section of MD&A for additional information on the fluctuations in mortgage banking net revenue. Other noninterest income increased $21 million from the year ended December 31, 2014 primarily driven by a $37 million gain on the sale of held for sale residential mortgage loans classified as TDRs in the first quarter of 2015. This increase was partially offset by a decrease in retail service fees.

Noninterest expense decreased $118 million from the year ended December 31, 2014 driven by a decrease in other noninterest expense of $122 million. The decrease in other noninterest expense was primarily due to decreased legal expenses and operational losses partially offset by an increase in corporate overhead allocations.

Average consumer loans and leases increased $129 million from the year ended December 31, 2014. Average residential mortgage loans increased $385 million from the year ended December 31, 2014 primarily due to the continued retention of certain conforming ARMs and certain other fixed-rate loans. Average automobile loans and average home equity loans decreased $176 million and $72 million, respectively, from the year ended December 31, 2014 as payoffs exceeded new loan production.

Comparison of the year ended 2014 with 2013

Consumer Lending incurred a net loss of $66 million for the year ended December 31, 2014 compared to net income of $187 million from the year ended December 31, 2013. The decrease was driven by decreases in net interest income and noninterest income and an increase in the provision for loan and lease losses partially offset by a decrease in noninterest expense.

Net interest income decreased $54 million from the year ended December 31, 2013 primarily due to decreases in average residential mortgage loans and average home equity loans as well as lower yields on average automobile loans partially offset by a decrease in FTP charges on loans and leases.

        The provision for loan and lease losses increased $63 million from the year ended December 31, 2013 primarily due to an $87 million charge-off related to the transfer of certain residential mortgage loans from the portfolio to held for sale in the fourth quarter of 2014 partially offset by improved delinquency metrics on home equity loans. Net charge-offs as a percent of average portfolio loans and leases increased to 77 bps for the year ended December 31, 2014 compared to 46 bps for the year ended December 31, 2013.

Noninterest income decreased $405 million from the year ended December 31, 2013 as a result of decreases in mortgage banking net revenue of $383 million and other noninterest income of $22 million.

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

Noninterest expense decreased $131 million due to decreases of $100 million in personnel costs and $31 million in other noninterest expense from the year ended December 31, 2013. The decrease in personnel costs was primarily the result of lower mortgage loan originations. The decrease in other noninterest expense was primarily due to decreases in loan and lease expense and corporate overhead allocations.

Average consumer loans and leases decreased $1.3 billion from the year ended December 31, 2013. Average residential mortgage loans decreased $1.4 billion from the year ended December 31, 2013 due primarily to a decline of $1.5 billion in average residential mortgage loans held for sale from reduced origination volumes driven by a reduction in refinance activity and the exit of the broker origination channel during 2014. This decrease was partially offset by the continued retention of certain shorter term residential mortgage loans originated through the Bancorp’s retail branches and the decision to retain certain conforming ARMs and certain other fixed-rate loans originated during the year ended December 31, 2014. Average home equity loans decreased $76 million from the year ended December 31, 2013 as payoffs exceeded new loan production. Average automobile loans increased $108 million from the year ended December 31, 2013 due to new originations exceeding run-off.

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

The following table contains selected financial data for the Investment Advisors segment:

TABLE 22: INVESTMENT ADVISORS

For the years ended December 31 ($ in millions)	2015	2014	2013

Income Statement Data
Net interest income	$128	121	154
Provision for loan and lease losses	3	3	2
Noninterest income:
Investment advisory revenue	406	397	384
Other noninterest income	12	13	22
Noninterest expense:
Personnel costs	170	162	159
Other noninterest expense	285	283	294

Income before income taxes	88	83	105
Applicable income tax expense	30	29	37

Net income	$58	54	68

Average Balance Sheet Data
Loans and leases, including held for sale	$2,805	2,270	2,014
Core deposits	9,357	9,535	8,815

Comparison of the year ended 2015 with 2014

Net income was $58 million for the year ended December 31, 2015 compared to net income of $54 million for the year ended December 31, 2014. The increase in net income was primarily due to increases in net interest income and noninterest income partially offset by an increase in noninterest expense.

Net interest income increased $7 million from the year ended December 31, 2014 primarily due to increases in interest income on loans and leases and FTP credits on demand deposits both due to increases in average balances as well as an increase in FTP credits on interest checking deposits due to an increase in FTP credit rates. These increases were partially offset by increases on FTP charges on loans and leases driven by increases in average balances.

        Noninterest income increased $8 million from the year ended December 31, 2014 primarily due to a $9 million increase in investment advisory revenue driven by increases in recurring securities brokerage fees and private client service fees.

Noninterest expense increased $10 million from the year ended December 31, 2014 primarily due to increases in personnel costs due to higher incentive compensation and base compensation.

Average loans and leases increased $535 million from the year ended December 31, 2014 primarily driven by increases in average residential mortgage loans and average other consumer loans as a result of increases in new loan origination activity partially offset by a decrease in average home equity loans as payoffs exceeded new loan production.

Average core deposits decreased $178 million from the year ended December 31, 2014 primarily due to a decrease in average interest checking balances partially offset by increases in average savings and money market deposits and average demand deposits.

Comparison of the year ended 2014 with 2013

Net income was $54 million for the year ended December 31, 2014 compared to net income of $68 million for the year ended December 31, 2013. The decrease in net income was primarily due to a decrease in net interest income partially offset by a decrease in noninterest expense and an increase in noninterest income.

Net interest income decreased $33 million from the year ended December 31, 2013 primarily due to a decrease in the FTP credit rate on certain interest checking deposits.

48 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest income increased $4 million from the year ended December 31, 2013 due to a $13 million increase in investment advisory revenue primarily driven by an increase of $12 million in private client services revenue due to growth in personal asset management fees partially offset by a decrease in securities broker fees due to a decline in transactional brokerage revenue. This increase was partially offset by a $9 million decrease in other noninterest income as other noninterest income in the prior year included gains on the sale of certain advisory contracts.

Noninterest expense decreased $8 million from the year ended December 31, 2013 primarily due to a decrease in other noninterest expense driven by decreases in operational losses, marketing expense and corporate overhead allocations.

Average loans and leases increased $256 million from the year ended December 31, 2013 primarily driven by increases in average residential mortgage loans and average commercial mortgage loans partially offset by a decrease in average home equity loans.

Average core deposits increased $720 million from the year ended December 31, 2013 due to growth in average interest checking balances as customers have opted to maintain excess funds in liquid transaction accounts as a result of interest rates remaining near historic lows.

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

Comparison of the year ended 2015 with 2014

Net interest income decreased $24 million from the year ended December 31, 2014 primarily due to increases in FTP credits on deposits allocated to business segments driven by increases in average deposits. The remaining decrease in net interest income was due to an increase in interest expense on long-term debt and a decrease in the benefit related to the FTP charges on loans and leases partially offset by an increase in interest income on taxable securities. Results for the year ended December 31, 2015 were impacted by a benefit of $50 million compared to a benefit of $260 million for the year ended December 31, 2014 due to reductions in the ALLL.

Noninterest income was $822 million for the year ended December 31, 2015 compared to $253 million for the year ended December 31, 2014. The increase in noninterest income included the impact of a gain of $331 million on the sale of Vantiv, Inc. shares in the fourth quarter of 2015 compared to a gain of $125 million in 2014. The positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC were $236 million and $31 million for the years ended December 31, 2015 and 2014, respectively. During the fourth quarter of 2015, the Bancorp recognized a gain of $89 million on both the sale and exercise of a portion of the warrant associated with Vantiv Holding, LLC. Additionally, the Bancorp recognized a gain of $49 million from the payment from Vantiv, Inc. to terminate a portion of a TRA and also recognized a gain of $31 million associated with the annual TRA payment during the fourth quarter of 2015. The Bancorp recognized a gain of $23 million associated with the TRA during the fourth quarter of 2014. Equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC increased $15 million from the year ended December 31, 2014. Noninterest income also included $37 million in negative valuation adjustments related to the Visa total return swap for the year ended December 31, 2015 compared to $38 million for the year ended December 31, 2014.

Noninterest expense for the year ended December 31, 2015 was an expense of $64 million compared to a benefit of $15 million for the year ended December 31, 2014. The increase was primarily due to an increase in personnel costs and an increase in the provision for the reserve for unfunded commitments as well as increases in FDIC insurance and other taxes, donations expense, technology and communications expense and marketing expense.

The increase was partially offset by decreased litigation and regulatory activity and increased corporate overhead allocations from General Corporate and Other to the other business segments.

Comparison of the year ended 2014 with 2013

Net interest income decreased $146 million from the year ended December 31, 2013 primarily due to increases in FTP credits on deposits allocated to business segments driven by increases in average deposits. The remaining decrease in net interest income was due to an increase in interest expense on long-term debt and a decrease in the benefit related to the FTP charges on loans and leases partially offset by an increase in interest income on taxable securities. Results for the year ended December 31, 2014 were impacted by a benefit of $260 million compared to a benefit of $272 for the year ended December 31, 2013 due to reductions in the ALLL.

Noninterest income was $253 million for the year ended December 31, 2014 compared to $654 million for the year ended December 31, 2013. The year ended December 31, 2014 included the impact of a gain of $125 million on the sale of Vantiv, Inc. shares in the second quarter of 2014 compared to gains totaling $327 million during the second and third quarters of 2013. The Bancorp also recognized gains of $23 million and $9 million associated with a TRA with Vantiv, Inc. in the fourth quarter of 2014 and 2013, respectively. The positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC were $31 million and $206 million for the years ended December 31, 2014 and 2013, respectively. Additionally, the equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC decreased $29 million from the year ended December 31, 2013. Noninterest income also included $38 million in negative valuation adjustments related to the Visa total return swap for the year ended December 31, 2014 compared to $31 million for the year ended December 31, 2013.

Noninterest expense for the year ended December 31, 2014 was a benefit of $15 million compared to an expense of $161 million for the year ended December 31, 2013. The decrease was driven by decreases in compensation expense, FDIC insurance and other taxes and litigation and regulatory activity partially offset by a decrease in the benefit from other noninterest expense driven by decreased corporate overhead allocations from General Corporate and Other to the other business segments.

49  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOURTH QUARTER REVIEW

The Bancorp’s 2015 fourth quarter net income available to common shareholders was $634 million, or $0.79 per diluted share, compared to net income available to common shareholders of $366 million, or $0.45 per diluted share, for the third quarter of 2015 and net income available to common shareholders of $362 million, or $0.43 per diluted share, for the fourth quarter of 2014.

Net interest income on an FTE basis was $904 million during the fourth quarter of 2015 and decreased $2 million from the third quarter of 2015 and increased $16 million from the fourth quarter of 2014. The decrease from the third quarter of 2015 was primarily driven by the impact of the issuance of $2.4 billion of long-term debt during the third quarter of 2015, the $750 million auto securitization completed in November of 2015 and commercial loan yield compression, partially offset by higher average loan balances. The increase in net interest income in comparison to the fourth quarter of 2014 was driven by higher investment securities balances, partially offset by a decline due to changes to the Bancorp’s deposit advance product beginning January 1, 2015.

Fourth quarter 2015 noninterest income of $1.1 billion increased $391 million compared to the third quarter of 2015 and increased $451 million compared to the fourth quarter of 2014. The increase from the third quarter of 2015 was primarily due to an increase in other noninterest income. The year-over-year increase was primarily the result of increases in other noninterest income and mortgage banking net revenue, partially offset by lower corporate banking revenue.

Service charges on deposits of $144 million decreased $1 million from the previous quarter and increased $2 million compared to the fourth quarter of 2014. The decrease from the third quarter of 2015 was primarily due to a decrease in retail service charges due to lower overdraft occurrences. The increase from the fourth quarter of 2014 was driven by an increase in commercial service charges due to an increase in activity from existing customers and new customer acquisition.

Corporate banking revenue of $104 million was flat compared to the previous quarter and decreased $16 million from the fourth quarter of 2014. The year-over-year decrease was driven by lower loan syndications revenue, foreign exchange fees and business lending fees, partially offset by higher lease remarketing and institutional sales revenue. The decrease in syndication fees from the fourth quarter of 2014 was the result of decreased activity in the market and the Bancorp’s reduced leveraged loan appetite.

Mortgage banking net revenue was $74 million in the fourth quarter of 2015 compared to $71 million in the third quarter of 2015 and $61 million in the fourth quarter of 2014. Fourth quarter 2015 originations were $1.8 billion, compared with $2.3 billion in the previous quarter and $1.7 billion in the fourth quarter of 2014. Fourth quarter 2015 originations resulted in gains of $37 million on mortgages sold, compared with gains of $46 million during the previous quarter and $36 million during the fourth quarter of 2014. The decrease from the prior quarter was driven by lower production due to an increase in interest rates during the fourth quarter of 2015. The increase from the prior year was due to stronger refinancing activity during the fourth quarter of 2015. Gross mortgage servicing fees were $53 million in the fourth quarter of 2015, $54 million in the third quarter of 2015 and $60 million in the fourth quarter of 2014. Mortgage banking net revenue is also affected by net servicing asset valuation adjustments, which include MSR amortization and MSR valuation adjustments, including mark-to-market adjustments on free-standing derivatives used to economically hedge the MSR portfolio. These net servicing asset valuation adjustments were negative $16 million and negative $29 million in the fourth and third quarters of 2015, respectively, and negative $34 million in the fourth quarter of 2014.

Investment advisory revenue of $102 million decreased $1 million from the previous quarter and increased $2 million from the fourth quarter of 2014. The decline from the third quarter of 2015 was due to a decrease in securities and brokerage fees. The year-over-year increase was due to an increase in private client services revenue.

Card and processing revenue of $77 million was flat compared to the third quarter of 2015 and increased $1 million compared to the fourth quarter of 2014. The increase from the prior year was driven by an increase in the number of actively used cards and an increase in customer spend volume.

Other noninterest income of $602 million increased $389 million compared to the third quarter of 2015 and increased $452 million from the fourth quarter of 2014. Fourth quarter 2015 results included a $331 million gain on the sale of Vantiv, Inc. shares, an $89 million gain on both the sale and exercise of a portion of the warrant associated with Vantiv, Holding, LLC, a $49 million gain from a payment received from Vantiv, Inc. to terminate a portion of the TRA, a $31 million gain from Vantiv, Inc. pursuant to the TRA and a $21 million positive valuation adjustment on the Vantiv Holding, LLC warrant. This compares with a $130 million positive warrant valuation adjustment in the third quarter of 2015, and a $56 million positive warrant valuation adjustment in the fourth quarter of 2014 as well as $23 million in gains pursuant to Fifth Third’s TRA with Vantiv Holding, LLC recognized in the fourth quarter of 2014. Quarterly results also included charges related to the valuation of the total return swap entered into as part of the 2009 sale of Visa, Inc. Class B shares. Negative valuation adjustments on this swap were $10 million, $8 million and $19 million in the fourth quarter of 2015, the third quarter of 2015 and the fourth quarter of 2014, respectively.

The net gains on investment securities were $1 million in the fourth quarter of 2015 and $4 million in the fourth quarter of 2014. There were no net gains on investment securities during the third quarter of 2015.

Noninterest expense of $963 million increased $20 million from the previous quarter and increased $45 million from the fourth quarter of 2014. The increase in noninterest expense compared to the third quarter of 2015 was driven by a $10 million contribution to the Fifth Third Foundation and higher net occupancy expense. The increase in noninterest expense from the fourth quarter of 2014 was primarily due to a $10 million contribution to the Fifth Third Foundation, higher personnel costs, net occupancy expense and technology and communications expense.

The ALLL as a percentage of portfolio loans and leases was 1.37% as of December 31, 2015, compared to 1.35% as of September 30, 2015 and 1.47% as of December 31, 2014. The provision for loan and lease losses was $91 million in the fourth quarter of 2015 compared to $156 million in the third quarter of 2015 and $99 million in the fourth quarter of 2014. Net charge-offs were $80 million in the fourth quarter of 2015, or 34 bps of average portfolio loans and leases on an annualized basis, compared with net charge-offs of $188 million in the third quarter of 2015 and $191 million in the fourth quarter of 2014. The third quarter of 2015 included a charge-off of $102 million associated with the restructuring of a student loan backed commercial credit originated in 2007. During the fourth quarter of 2014, the Bancorp transferred certain residential mortgage loans from the portfolio to held for sale resulting in a charge-off of $87 million.

50  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 23: QUARTERLY INFORMATION (unaudited)

	2015				2014
For the three months ended ($ in millions, except per share data)	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31
Net interest income(a)	$ 904	906	892	852	888	908	905	898
Provision for loan and lease losses	91	156	79	69	99	71	76	69
Noninterest income	1,104	713	556	630	653	520	736	564
Noninterest expense	963	943	947	923	918	888	954	950
Net income attributable to Bancorp	657	381	315	361	385	340	439	318
Net income available to common shareholders	634	366	292	346	362	328	416	309
Earnings per share, basic	0.80	0.46	0.36	0.42	0.44	0.39	0.49	0.36
Earnings per share, diluted	0.79	0.45	0.36	0.42	0.43	0.39	0.49	0.36
(a)	Amounts presented on an FTE basis. The FTE adjustment was $5 for all periods presented.

COMPARISON OF THE YEAR ENDED 2014 WITH 2013

The Bancorp’s net income available to common shareholders for the year ended December 31, 2014 was $1.4 billion, or $1.66 per diluted share, which was net of $67 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the year ended December 31, 2013 was $1.8 billion, or $2.02 per diluted share, which was net of $37 million in preferred stock dividends. The provision for loan and lease losses increased to $315 million during the year ended December 31, 2014 compared to $229 million during the year ended December 31, 2013 as the result of an increase in net charge-offs related to certain impaired commercial and industrial loans and an increase in net charge-offs loans related to the transfer of certain residential mortgage loans from the portfolio to held for sale during 2014. The impact of these increases in charge-offs on provision expense during the year ended December 31, 2014 was partially offset by decreases in nonperforming loans and leases and improved delinquency metrics. Net charge-offs as a percent of average portfolio loans and leases increased to 0.64% during 2014 compared to 0.58% during the year ended December 31, 2013.

Net interest income was $3.6 billion for both of the years ended December 31, 2014 and 2013. For the year ended December 31, 2014, net interest income was positively impacted by an increase in average taxable securities of $5.4 billion coupled with an increase in yields on these securities of 16 bps compared to the year ended December 31, 2013. Net interest income also included the benefit of an increase in average loans and leases of $2.0 billion as well as a decrease in the rates paid on long-term debt for the year ended December 31, 2014 compared to the year ended December 31, 2013. These benefits were partially offset by lower yields on loans and leases and an increase in average long-term debt of $5.0 billion for the year ended December 31, 2014 compared to the year ended December 31, 2013.

        Noninterest income decreased $754 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease from December 31, 2013 was primarily due to decreases in mortgage banking net revenue and other noninterest income. Mortgage banking net revenue decreased $390 million for the year ended December 31, 2014 compared to 2013 primarily due to decreases in origination fees and gains on loan sales and net mortgage servicing revenue. Other noninterest income decreased $429 million compared to the year ended December 31, 2013. The decrease included the impact of a gain of $125 million on the sale of Vantiv, Inc. shares in the second quarter of 2014, compared to gains totaling $327 million during the second and third quarters of 2013. The Bancorp recognized gains of $23 million and $9 million associated with the TRA with Vantiv, Inc. in the fourth quarters of 2014 and 2013, respectively. Additionally, other noninterest income decreased for the year ended December 31, 2014 compared to 2013 primarily due to positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC of $31 million during 2014 compared to positive valuation adjustments of $206 million during 2013 and a decrease in equity method earnings from Vantiv Holding, LLC.

Noninterest expense decreased $252 million during the year ended December 31, 2014 compared to 2013 primarily due to decreases in total personnel costs and other noninterest expense. The decrease in total personnel costs was driven by a decrease in incentive compensation primarily in the mortgage business due to lower production levels and a decrease in base compensation and employee benefits as a result of a decline in the number of full-time equivalent employees. Other noninterest expense decreased during the year ended December 31, 2014 compared to 2013 primarily due to decreases in loan and lease expense, FDIC insurance and other taxes, losses and adjustments, marketing expense, debt extinguishment costs and an increase in the benefit from the reserve for unfunded commitments, partially offset by an increase in impairment on affordable housing investments.

51 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its commercial loans and leases based upon their primary purpose and consumer loans and leases based upon product or collateral. Table 24 summarizes end of period loans and leases, including loans held for sale and Table 25 summarizes average total loans and leases, including loans held for sale.

TABLE 24: COMPONENTS OF TOTAL LOANS AND LEASES (INCLUDING HELD FOR SALE)

As of December 31 ($ in millions)	2015	2014	2013	2012	2011

Commercial loans and leases:
Commercial and industrial loans	$42,151	40,801	39,347	36,077	30,828
Commercial mortgage loans	6,991	7,410	8,069	9,116	10,214
Commercial construction loans	3,214	2,071	1,041	707	1,037
Commercial leases	3,854	3,721	3,626	3,549	3,531

Total commercial loans and leases	56,210	54,003	52,083	49,449	45,610

Consumer loans and leases:
Residential mortgage loans	14,424	13,582	13,570	14,873	13,474
Home equity	8,336	8,886	9,246	10,018	10,719
Automobile loans	11,497	12,037	11,984	11,972	11,827
Credit card	2,360	2,401	2,294	2,097	1,978
Other consumer loans and leases	658	436	381	312	364

Total consumer loans and leases	37,275	37,342	37,475	39,272	38,362

Total loans and leases	$93,485	91,345	89,558	88,721	83,972

Total portfolio loans and leases (excluding loans held for sale)	$92,582	90,084	88,614	85,782	81,018

Loans and leases, including loans held for sale, increased $2.1 billion, or 2%, from December 31, 2014. The increase in loans and leases from December 31, 2014 was the result of a $2.2 billion, or 4%, increase in commercial loans and leases partially offset by a $67 million decrease in consumer loans and leases.

Commercial loans and leases increased from December 31, 2014 primarily due to increases in commercial and industrial loans and commercial construction loans partially offset by a decrease in commercial mortgage loans. Commercial and industrial loans increased $1.4 billion, or 3%, from December 31, 2014 and commercial construction loans increased $1.1 billion, or 55%, from December 31, 2014 primarily as a result of an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. Commercial mortgage loans decreased $419 million, or 6%, from December 31, 2014 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Consumer loans and leases decreased from December 31, 2014 primarily due to decreases in home equity and automobile loans partially offset by increases in residential mortgage loans and other consumer loans and leases. Home equity decreased $550 million, or 6%, from December 31, 2014 and automobile loans decreased $540 million, or 4%, from December 31, 2014 as payoffs exceeded new loan production. Residential mortgage loans increased $842 million, or 6%, from December 31, 2014 primarily due to the continued retention of certain conforming ARMs and certain other fixed-rate loans originated during the year ended December 31, 2015. Other consumer loans and leases increased $222 million, or 51%, from December 31, 2014 primarily as a result of an increase in new loan origination activity.

TABLE 25: COMPONENTS OF TOTAL AVERAGE LOANS AND LEASES (INCLUDING HELD FOR SALE)

For the years ended December 31 ($ in millions)	2015	2014	2013	2012	2011

Commercial loans and leases:
Commercial and industrial loans	$42,594	41,178	37,770	32,911	28,546
Commercial mortgage loans	7,121	7,745	8,481	9,686	10,447
Commercial construction loans	2,717	1,492	793	835	1,740
Commercial leases	3,796	3,585	3,565	3,502	3,341

Total commercial loans and leases	56,228	54,000	50,609	46,934	44,074

Consumer loans and leases:
Residential mortgage loans	13,798	13,344	14,428	13,370	11,318
Home equity	8,592	9,059	9,554	10,369	11,077
Automobile loans	11,847	12,068	12,021	11,849	11,352
Credit card	2,303	2,271	2,121	1,960	1,864
Other consumer loans and leases	571	385	360	340	529

Total consumer loans and leases	37,111	37,127	38,484	37,888	36,140

Total average loans and leases	$93,339	91,127	89,093	84,822	80,214

Total average portfolio loans and leases (excluding loans held for sale)	$92,423	90,485	86,950	82,733	78,533

Average loans and leases, including loans held for sale, increased $2.2 billion, or 2%, from December 31, 2014. The increase from December 31, 2014 was the result of a $2.2 billion, or 4%, increase in average commercial loans and leases partially offset by a $16 million decrease in average consumer loans and leases.

Average commercial loans and leases increased from December 31, 2014 primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans.

52  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average commercial and industrial loans increased $1.4 billion, or 3%, from December 31, 2014 and average commercial construction loans increased $1.2 billion, or 82%, from December 31, 2014 primarily as a result of an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. Average commercial mortgage loans decreased $624 million, or 8%, from December 31, 2014 due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average consumer loans and leases decreased from December 31, 2014 primarily due to decreases in average home equity and average automobile loans partially offset by increases in average residential mortgage loans and average other consumer loans and leases. Average home equity decreased $467 million, or 5%, from December 31, 2014 and average automobile loans decreased $221 million, or 2%, from December 31, 2014 as payoffs exceeded new loan production. Average residential mortgage loans increased $454 million, or 3%, from December 31, 2014 primarily driven by the continued retention of certain conforming ARMs and certain other fixed-rate loans. Average other consumer loans and leases increased $186 million, or 48%, from December 31, 2014 primarily as a result of an increase in new loan origination activity.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. As of December 31, 2015, total investment securities were $29.5 billion compared to $23.0 billion at December 31, 2014. The taxable investment securities portfolio had an effective duration of 5.1 years at December 31, 2015 compared to 4.5 years at December 31, 2014.

At December 31, 2015, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. Securities classified as below investment grade were immaterial as of December 31, 2015 and 2014. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. The Bancorp recognized $5 million, $24 million and $74 million of OTTI on its available-for-sale and other debt securities, included in securities gains, net and securities gains, net – non-qualifying hedges on mortgage servicing rights in the Consolidated Statements of Income during the years ended December 31, 2015, 2014 and 2013, respectively. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or held-to-maturity debt securities during the years ended December 31, 2015, 2014 and 2013. Refer to Note 1 of the Notes to Consolidated Financial Statements for the Bancorp’s methodology for both classifying investment securities and management’s evaluation of securities in an unrealized loss position for OTTI.

TABLE 26: COMPONENTS OF INVESTMENT SECURITIES

As of December 31 ($ in millions)	2015	2014	2013	2012	2011

Available-for-sale and other securities: (amortized cost basis)
U.S. Treasury and federal agencies securities	$1,155	1,545	1,549	1,771	1,953
Obligations of states and political subdivisions securities	50	185	187	203	96
Mortgage-backed securities:
Agency residential mortgage-backed securities	14,811	11,968	12,294	8,403	9,743
Agency commercial mortgage-backed securities	7,795	4,465	-	-	-
Non-agency residential mortgage-backed securities	-	-	-	-	28
Non-agency commercial mortgage-backed securities	2,801	1,489	1,368	1,089	498
Asset-backed securities and other debt securities	1,363	1,324	2,146	2,072	1,266
Equity securities(a)	703	701	865	1,033	1,030

Total available-for-sale and other securities	$28,678	21,677	18,409	14,571	14,614

Held-to-maturity securities: (amortized cost basis)
Obligations of states and political subdivisions securities	$68	186	207	282	320
Asset-backed securities and other debt securities	2	1	1	2	2

Total held-to-maturity securities	$70	187	208	284	322

Trading securities: (fair value)
U.S. Treasury and federal agencies securities	$19	14	5	7	-
Obligations of states and political subdivisions securities	9	8	13	17	9
Mortgage-backed securities:
Agency residential mortgage-backed securities	6	9	3	7	11
Non-agency residential mortgage-backed securities	-	-	-	-	1
Asset-backed securities and other debt securities	19	13	7	15	12
Equity securities	333	316	315	161	144

Total trading securities	$386	360	343	207	177

(a)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

On an amortized cost basis, available-for-sale and other securities increased $7.0 billion, or 32%, from December 31, 2014 primarily due to repositioning of the portfolio for LCR purposes resulting in increases in agency residential mortgage-backed securities, agency commercial mortgage-backed securities and non-agency commercial mortgage-backed securities. Agency residential mortgage-backed securities increased $2.8 billion, or 24%, from December 31, 2014 primarily due to the purchase of $18.8 billion of agency residential mortgage-backed securities partially offset by sales of $13.6 billion and paydowns of $2.5 billion during the year ended December 31, 2015. Agency commercial mortgage-backed securities increased $3.3 billion, or 75%, from December 31, 2014 primarily due to the purchase of $5.6 billion of agency commercial mortgage-backed securities partially offset by sales of $2.1 billion and paydowns of $146 million during the year ended December 31, 2015. Non-agency commercial mortgage-backed securities increased $1.3 billion, or 88%, from December 31, 2014 primarily due to the purchase of $1.9 billion of non-agency commercial mortgage-backed securities partially offset by sales of $483 million and paydowns of $105 million during the year ended December 31, 2015.

53  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On an amortized cost basis, available-for-sale and other securities were 23% and 18% of total interest-earning assets at December 31, 2015 and 2014, respectively. The estimated weighted-average life of the debt securities in the available-for-sale and other portfolio was 6.4 years at December 31, 2015 compared to 5.8 years at December 31, 2014. In addition, at December 31, 2015, the available-for-sale and other securities portfolio had a weighted-average yield of 3.19% compared to 3.31% at December 31, 2014.

Information presented in Table 27 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale and other portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale and other securities portfolio were $366 million at December 31, 2015 compared to $731 million at December 31, 2014. The decrease from December 31, 2014 was primarily due to an increase in interest rates and wider spreads during the year ended December 31, 2015. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

TABLE 27: CHARACTERISTICS OF AVAILABLE-FOR-SALE AND OTHER SECURITIES
As of December 31, 2015 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life of 1 year or less	$549	561	0.70	3.76%
Average life 1 – 5 years	530	550	1.50	3.97
Average life 5 – 10 years	76	76	5.10	1.80
Total	$1,155	1,187	1.30	3.72%
Obligations of states and political subdivisions securities:(a)
Average life of 1 year or less	14	14	0.80	0.01
Average life 1 – 5 years	1	1	1.80	5.79
Average life 5 – 10 years	35	37	7.30	3.93
Total	$50	52	5.30	2.80%
Agency residential mortgage-backed securities:
Average life of 1 year or less	13	14	0.70	4.15
Average life 1 – 5 years	4,992	5,106	3.90	3.49
Average life 5 – 10 years	9,154	9,295	6.50	3.18
Average life greater than 10 years	652	666	12.90	3.45
Total	$14,811	15,081	5.90	3.30%
Agency commercial mortgage-backed securities:
Average life 1 – 5 years	1,063	1,083	4.40	3.11
Average life 5 – 10 years	6,542	6,585	8.20	2.99
Average life greater than 10 years	190	194	13.10	2.86
Total	$7,795	7,862	7.80	3.01%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	117	118	0.50	3.09
Average life 1 – 5 years	365	370	2.80	3.26
Average life 5 – 10 years	2,319	2,316	8.10	3.30
Total	$2,801	2,804	7.10	3.29%
Asset-backed securities and other debt securities:
Average life of 1 year or less	89	87	0.20	2.17
Average life 1 – 5 years	606	607	2.70	2.73
Average life 5 – 10 years	207	199	8.30	2.62
Average life greater than 10 years	461	462	14.00	2.10
Total	$1,363	1,355	7.20	2.46%
Equity securities	703	703
Total available-for-sale and other securities	$28,678	29,044	6.40	3.19%
(a)

Taxable-equivalent yield adjustments included in the above table are 0.00%, 0.24%, 2.09% and 1.46% for securities with an average life of 1 year or less, 1-5 years, 5-10 years and in total, respectively.

54  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 71% of the Bancorp’s average asset funding base for both of the years ended December 31, 2015 and 2014.

TABLE 28: COMPONENTS OF DEPOSITS
As of December 31 ($ in millions)	2015	2014	2013	2012	2011
Demand	$36,267	34,809	32,634	30,023	27,600
Interest checking	26,768	26,800	25,875	24,477	20,392
Savings	14,601	15,051	17,045	19,879	21,756
Money market	18,494	17,083	11,644	6,875	4,989
Foreign office	464	1,114	1,976	885	3,250
Transaction deposits	96,594	94,857	89,174	82,139	77,987
Other time	4,019	3,960	3,530	4,015	4,638
Core deposits	100,613	98,817	92,704	86,154	82,625
Certificates $100,000 and over(a)	2,592	2,895	6,571	3,284	3,039
Other	-	-	-	79	46
Total deposits	$103,205	101,712	99,275	89,517	85,710
(a)	Includes $1,449, $1,483, $1,479, $1,402 and $1,772 of certificates $250,000 and over at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

Core deposits increased $1.8 billion, or 2%, from December 31, 2014, driven by an increase of $1.7 billion, or 2%, in transaction deposits. Transaction deposits increased from December 31, 2014 due to increases in demand deposits and money market deposits, partially offset by decreases in savings deposits and foreign office deposits. Demand deposits increased $1.5 billion, or 4%, from December 31, 2014 primarily due to higher balances per customer account and the acquisition of new commercial customers. Money market deposits increased $1.4 billion, or 8%, from December 31, 2014 driven primarily by higher balances per commercial account and the acquisition of new commercial customers. The remaining increase in money market deposits was due to a promotional product offering causing balance migration from savings deposits which decreased $450 million, or 3%, from December 31, 2014. Foreign office deposits decreased $650 million, or 58%, from December 31, 2014 driven primarily by lower balances per commercial account.

The Bancorp uses certificates $100,000 and over as a method to fund earning assets. At December 31, 2015, certificates $100,000 and over decreased $303 million, or 10%, compared to December 31, 2014 primarily due to the maturity and run-off of retail and institutional certificates of deposit since December 31, 2014.

The following table presents the components of average deposits for the years ended December 31:

TABLE 29: COMPONENTS OF AVERAGE DEPOSITS
($ in millions)	2015	2014	2013	2012	2011
Demand	$35,164	31,755	29,925	27,196	23,389
Interest checking	26,160	25,382	23,582	23,096	18,707
Savings	14,951	16,080	18,440	21,393	21,652
Money market	18,152	14,670	9,467	4,903	5,154
Foreign office	817	1,828	1,501	1,528	3,490
Transaction deposits	95,244	89,715	82,915	78,116	72,392
Other time	4,051	3,762	3,760	4,306	6,260
Core deposits	99,295	93,477	86,675	82,422	78,652
Certificates $100,000 and over(a)	2,869	3,929	6,339	3,102	3,656
Other	57	-	17	27	7
Total average deposits	$102,221	97,406	93,031	85,551	82,315
(a)	Includes $1,410, $1,424, $1,283, $1,678 and $1,732 of average certificates $250,000 and over during the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

On an average basis, core deposits increased $5.8 billion, or 6%, compared to December 31, 2014 due to increases of $5.5 billion, or 6%, in average transaction deposits and $289 million, or 8%, in average other time deposits. The increase in average transaction deposits was driven by increases in average money market deposits, average demand deposits and average interest checking deposits, partially offset by decreases in average savings deposits and average foreign office deposits. Average money market deposits increased $3.5 billion, or 24%, from December 31, 2014 due to a balance migration from average savings deposits which decreased $1.1 billion, or 7%, from December 31, 2014 driven by a promotional product offering. The remaining increase in average money market deposits was due to an increase in average commercial account balances and the acquisition of new commercial customers. Average demand deposits increased $3.4 billion, or 11%, from December 31,

2014 primarily due to an increase in average commercial account balances and new commercial customer accounts. Average interest checking deposits increased $778 million, or 3%, from December 31, 2014 primarily due to an increase in average commercial account balances and new commercial customer accounts. Average foreign office deposits decreased $1.0 billion, or 55%, from December 31, 2014 primarily due to lower balances per account for commercial customers. Average other time deposits increased $289 million, or 8%, from December 31, 2014 primarily driven by the acquisition of new customers due to promotional interest rates. Average certificates $100,000 and over decreased $1.1 billion, or 27%, from December 31, 2014 due primarily to the maturity and run-off of retail and institutional certificates of deposit since December 31, 2014.

55 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The contractual maturities of certificates $100,000 and over as of December 31, 2015 are summarized in the following table:

TABLE 30: CONTRACTUAL MATURITIES OF CERTIFICATES $100,000 AND OVER

($ in millions)	2015

Next 3 months	$401
3-6 months	203
6-12 months	237
After 12 months	1,751

Total certificates $100,000 and over	$2,592

The contractual maturities of other time deposits and certificates $100,000 and over as of December 31, 2015 are summarized in the following table:

TABLE 31: CONTRACTUAL MATURITIES OF OTHER TIME DEPOSITS AND CERTIFICATES $100,000 AND OVER

($ in millions)	2015

Next 12 months	$2,425
13-24 months	1,570
25-36 months	637
37-48 months	1,025
49-60 months	930
After 60 months	24

Total other time deposits and certificates $100,000 and over	$6,611

Borrowings

Total borrowings increased $835 million, or 5%, from December 31, 2014. Table 32 summarizes the end of period components of total borrowings. As of December 31, 2015, total borrowings as a percentage of interest-bearing liabilities were 21% compared to 20% at December 31, 2014.

TABLE 32: COMPONENTS OF BORROWINGS

As of December 31 ($ in millions)	2015	2014	2013	2012	2011

Federal funds purchased	$151	144	284	901	346
Other short-term borrowings	1,507	1,556	1,380	6,280	3,239
Long-term debt	15,844	14,967	9,633	7,085	9,682

Total borrowings	$17,502	16,667	11,297	14,266	13,267

Other short-term borrowings decreased $49 million, or 3%, from December 31, 2014 driven primarily by a decrease in commercial repurchase agreements. Long-term debt increased $877 million, or 6%, from December 31, 2014 primarily driven by issuances of $1.1 billion of unsecured senior notes, $1.3 billion of unsecured senior bank notes and the issuance of asset-backed securities by a consolidated VIE of $750 million related to an automobile loan securitization in 2015. These increases were partially offset by the maturity of $500 million of subordinated fixed-rate bank notes and $1.7 billion of paydowns on long-term debt associated with automobile loan securitizations. For additional information regarding automobile securitizations and long-term debt, refer to Note 11 and Note 16, respectively, of the Notes to Consolidated Financial Statements.

TABLE 33: COMPONENTS OF AVERAGE BORROWINGS

For the years ended December 31 ($ in millions)	2015	2014	2013	2012	2011

Federal funds purchased	$920	458	503	560	345
Other short-term borrowings	1,721	1,873	3,024	4,246	2,777
Long-term debt	14,677	12,928	7,914	9,043	10,154

Total average borrowings	$17,318	15,259	11,441	13,849	13,276

Average total borrowings increased $2.1 billion, or 13%, compared to December 31, 2014, due to increases in average long-term debt and average federal funds purchased, partially offset by a decrease in average other short-term borrowings. The increase in average long-term debt of $1.7 billion, or 14%, was driven primarily by the issuances of long-term debt as discussed above and the issuance of asset-backed securities by a consolidated VIE of $1.0 billion related to an automobile loan securitization during the fourth quarter of 2014. The impact of these issuances was partially offset by the aforementioned maturity of subordinated fixed-rate bank notes and paydowns on long-term debt associated with automobile loan securitizations since December 31, 2014. The level of average federal funds purchased and average other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Information on the average rates paid on borrowings is presented in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

56 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK MANAGEMENT - OVERVIEW

Managing risk is an essential component of successfully operating a financial services company. The Bancorp’s risk management approach includes processes for identifying, assessing, managing, monitoring and reporting risks. The ERM division, led by the Bancorp’s Chief Risk Officer, ensures the consistency and adequacy of the Bancorp’s risk management approach within the structure of the Bancorp’s operating model. Management within the lines of business and support functions assess and manage risks associated with their activities and determine if actions need to be taken to strengthen risk management or reduce risk given their risk profile. They are responsible for considering risk when making business decisions and for integrating risk management into business processes. In addition, the Internal Audit division provides an independent assessment of the Bancorp’s internal control structure and related systems and processes.

The assumption of risk requires robust and active risk management practices that comprise an integrated and comprehensive set of activities, measures and strategies that apply to the entire organization. The Bancorp has established a Risk Appetite Framework, approved by the Board, that provides the foundations of corporate risk capacity, risk appetite and risk tolerances. The Bancorp’s risk capacity is represented by its available financial resources. Risk capacity sets an absolute limit on risk-assumption in the Bancorp’s annual and strategic plans. The Bancorp understands that not all financial resources may persist as viable loss buffers over time. Further, consideration must be given to regulatory capital buffers required per Capital Policy Targets that would reduce risk capacity. Those factors take the form of capacity adjustments to arrive at an Operating Risk Capacity which represents the operating risk level the Bancorp can assume while maintaining its solvency standard. The Bancorp’s policy currently discounts its Operating Risk Capacity by a minimum of 5% to provide a buffer; as a result, the Bancorp’s risk appetite is limited by policy to, at most, 95% of its Operating Risk Capacity.

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

Risk appetite is the aggregate amount of risk the Bancorp is willing to accept in pursuit of its strategic and financial objectives. By establishing boundaries around risk taking and business decisions, and by incorporating the needs and goals of its shareholders, regulators, rating agencies and customers, the Bancorp’s risk appetite is aligned with its priorities and goals. Risk tolerance is the maximum amount of risk applicable to each of the eight specific risk categories included in its Enterprise Risk Management Framework. This is expressed primarily in qualitative terms; however certain risk types also have quantitative metrics that are used to measure the Bancorp’s level of risk against its risk tolerances. The Bancorp’s risk appetite and risk tolerances are supported by risk targets and risk limits. Those limits are used to monitor the amount of risk assumed at a granular level. On a quarterly basis, the Risk and Compliance Committee of the Board reviews current assessments of each of the eight risk types relative to the established tolerance. Information supporting these assessments, including policy limits and key risk indicators, is also reported to the Risk and Compliance Committee of the Board. Any results outside of tolerance require the development of an action plan that describes actions to be taken to return the measure to within the tolerance.

The risks faced by the Bancorp include, but are not limited to, credit, market, liquidity, operational, regulatory compliance, legal, reputational and strategic. Each of these risks is managed through the Bancorp’s risk program which includes the following key functions:

•

ERM is responsible for developing and overseeing the implementation of risk programs and reporting that facilitate a broad integrated view of risk. The department also leads the continual fostering of a strong risk management culture and the framework, policies and committees that support effective risk governance, including the oversight of Sarbanes-Oxley compliance;

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
•

Capital Markets Risk Management is responsible for instituting, monitoring, and reporting appropriate trading limits, monitoring liquidity, interest rate risk and risk tolerances within Treasury, Mortgage and Capital Markets groups and utilizing a value at risk model for Bancorp market risk exposure;

•

Regulatory Compliance Risk Management provides independent oversight to ensure that an enterprise-wide framework, including processes and procedures, are in place to comply with applicable laws, regulations, rules and other regulatory requirements; internal policies and procedures; and principles of integrity and fair dealing applicable to the Bancorp’s activities and functions The Bancorp focuses on managing regulatory compliance risk in accordance with the Bancorp’s integrated risk management framework, which ensures consistent processes for identifying, assessing, managing, monitoring and reporting risks; and

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

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. The Bancorp defines potential problem loans and leases as those rated substandard that do not meet the definition of a nonaccrual loan or a restructured loan. Refer to Note 6 of the Notes to Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions.

The following tables provide a summary of potential problem portfolio loans and leases as of December 31:

TABLE 34: POTENTIAL PROBLEM PORTFOLIO LOANS AND LEASES

2015 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure

Commercial and industrial loans	$1,383	1,384	1,922
Commercial mortgage loans	170	171	172
Commercial construction loans	6	6	7
Commercial leases	36	36	39

Total potential problem portfolio loans and leases	$1,595	1,597	2,140

TABLE 35: POTENTIAL PROBLEM PORTFOLIO LOANS AND LEASES

2014 ($ in millions)	Carrying Value	Unpaid Principal Balance	Exposure

Commercial and industrial loans	$1,022	1,028	1,344
Commercial mortgage loans	272	273	273
Commercial construction loans	7	7	11
Commercial leases	29	29	29

Total potential problem portfolio loans and leases	$1,330	1,337	1,657

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

58  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp has completed significant validation and testing of the dual risk rating system as a commercial credit risk management tool. The Bancorp is assessing the necessary modifications to the dual risk rating system outputs to develop a U.S. GAAP compliant ALLL model and will make a decision on the use of modified dual risk ratings for purposes of determining the Bancorp’s ALLL once the FASB has issued a final standard regarding proposed methodology changes to the determination of credit impairment as outlined in the FASB’s Proposed ASU–Financial Instruments–Credit Losses (Subtopic 825-15) issued on December 20, 2012. Scoring systems, various analytical tools and portfolio performance monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer and small business loan portfolios.

Overview

Economic growth continues to improve, and GDP is expected to maintain its modest expansionary pattern. The U.S. job market is slowly but steadily improving. Housing prices have largely stabilized and are increasing in many markets. However, overall current economic and competitive conditions are causing weaker than desired qualified loan growth, that combined with a weakness in global economic conditions and a relatively low interest rate environment, may directly or indirectly impact the Bancorp’s growth and profitability.

Among consumer portfolios, residential mortgage and brokered home equity portfolios exhibited the most stress. As of December 31, 2015, consumer real estate loans originated from 2005 through 2008 represent approximately 20% of the consumer real estate portfolio and approximately 60% of total losses for the year ended December 31, 2015. Loss rates continue to improve as newer vintages are performing within expectations. Currently, the level of new commercial real estate fundings is slightly above the amortization and payoff of the portfolio with growth in the commercial construction portfolio as those markets have rebounded. The Bancorp continues to engage in loss mitigation strategies such as reducing credit commitments, restructuring certain commercial and consumer loans, as well as utilizing commercial and consumer loan workout teams. For commercial and consumer loans owned by the Bancorp, loan modification strategies are developed that are workable for both the borrower and the Bancorp when the borrower displays a willingness to cooperate. These strategies typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP 2.0 programs. For loans refinanced under the HARP 2.0 program, the Bancorp strictly adheres to the underwriting requirements of the program. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics. The Bancorp participates in trial modifications in conjunction with the HAMP program for loans it services for FHLMC and FNMA. As these trial modifications relate to loans serviced for others, they are not included in the Bancorp’s TDRs as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loans. As of December 31, 2015, repurchased loans restructured or refinanced under these programs were immaterial to the Consolidated Financial Statements. Additionally, as of December 31,

2015 and 2014, $14 million and $22 million, respectively, of loans refinanced under HARP 2.0 were included in loans held for sale in the Consolidated Balance Sheets. For the years ended December 31, 2015 and 2014, the Bancorp recognized $6 million and $13 million, respectively, of noninterest income in mortgage banking net revenue in the Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP 2.0 programs.

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

At December 31, 2015, the Bancorp’s non-power producing energy portfolio balance was $1.7 billion, representing approximately 2% of total loans and leases. This portfolio continues to be an important part of the Bancorp’s commercial business strategy. Due to the sensitivity of this portfolio to downward movements in oil prices, the Bancorp has seen migration in the portfolio into criticized classifications during 2015. When establishing the ALLL, all portfolio and general economic factors are considered, including the level of criticized assets and the level of commodity prices.

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

The Bancorp assesses all real estate and non-real estate collateral securing a loan and considers all cross-collateralized loans in the calculation of the LTV ratio. The following tables provide detail on the most recent LTV ratios for commercial mortgage loans greater than $1 million, excluding impaired commercial mortgage loans individually evaluated. The Bancorp does not typically aggregate the LTV ratios for commercial mortgage loans less than $1 million.

TABLE 36: COMMERCIAL MORTGAGE LOANS OUTSTANDING BY LTV, LOANS GREATER THAN $1 MILLION

As of December 31, 2015 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%

Commercial mortgage owner-occupied loans	$119	216	2,063
Commercial mortgage nonowner-occupied loans	120	194	2,032

Total	$239	410	4,095

TABLE 37: COMMERCIAL MORTGAGE LOANS OUTSTANDING BY LTV, LOANS GREATER THAN $1 MILLION

As of December 31, 2014 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%

Commercial mortgage owner-occupied loans	$148	248	1,982
Commercial mortgage nonowner-occupied loans	243	333	2,423

Total	$391	581	4,405

60  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides detail on commercial loan and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases:

TABLE 38: COMMERCIAL LOAN AND LEASE PORTFOLIO (EXCLUDING LOANS HELD FOR SALE)

	2015			2014

As of December 31 ($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual

By Industry:
Manufacturing	$10,572	20,422	70	10,315	20,496	55
Real estate	6,494	10,293	40	5,392	8,612	32
Financial services and insurance	5,896	13,021	3	6,097	13,557	20
Healthcare	4,676	6,879	22	4,133	6,322	20
Business services	4,471	6,765	96	4,644	7,109	79
Wholesale trade	4,082	7,254	23	4,314	8,004	62
Retail trade	3,764	7,391	8	3,754	7,190	22
Transportation and warehousing	3,111	4,619	1	3,012	4,276	1
Communication and information	2,913	5,052	2	2,409	4,140	3
Accommodation and food	2,507	4,104	6	1,712	2,945	9
Construction	1,871	3,403	8	1,864	3,352	25
Mining	1,499	2,695	36	1,862	3,323	3
Utilities	1,217	2,854	-	1,044	2,551	-
Entertainment and recreation	1,210	2,066	4	1,451	2,321	10
Other services	864	1,188	10	881	1,207	11
Public administration	495	562	-	567	658	-
Agribusiness	368	527	4	318	444	11
Individuals	139	187	2	170	201	4
Other	7	6	6	14	17	-

Total	$56,156	99,288	341	53,953	96,725	367

By Loan Size:
Less than $200,000	1%	1	7	1	1	6
$200,000 to $1 million	4	3	10	5	3	15
$1 million to $5 million	10	8	25	11	9	22
$5 million to $10 million	8	7	25	8	7	19
$10 million to $25 million	24	21	15	25	22	24
Greater than $25 million	53	60	18	50	58	14

Total	100%	100	100	100	100	100

By State:
Ohio	16%	17	8	17	20	11
Michigan	8	7	9	9	8	11
Florida	8	7	12	7	6	17
Illinois	7	8	20	7	8	6
Indiana	5	5	4	5	5	5
North Carolina	4	4	1	3	4	2
Tennessee	3	3	-	3	3	-
Kentucky	3	3	1	3	3	2
Pennsylvania	3	3	2	3	2	7
All other states	43	43	43	43	41	39

Total	100%	100	100	100	100	100

61  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp has identified certain categories of loans which it believes represent a higher level of risk compared to the rest of the

Bancorp’s commercial loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas.

The following tables provide an analysis of nonowner-occupied commercial real estate loans (excluding loans held for sale):

TABLE 39: NONOWNER-OCCUPIED COMMERCIAL REAL ESTATE(a)

					For the Year Ended December 31, 2015

As of December 31, 2015 ($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs (Recoveries)

By State:
Ohio	$1,334	1,594	-	7	(2)
Florida	687	1,041	-	9	2
Illinois	650	1,028	-	2	-
Michigan	598	722	-	13	7
North Carolina	375	669	-	-	(1)
Indiana	294	521	-	-	-
All other states	2,467	4,383	-	4	11

Total	$6,405	9,958	-	35	17

(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 40: NONOWNER-OCCUPIED COMMERCIAL REAL ESTATE(a)

					For the Year Ended December 31, 2014

As of December 31, 2014 ($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs (Recoveries)

By State:
Ohio	$1,283	1,685	-	7	(1)
Florida	575	871	-	16	5
Illinois	449	964	-	6	2
Michigan	724	797	-	9	8
North Carolina	369	537	-	-	-
Indiana	250	344	-	-	-
All other states	1,865	3,560	-	19	4

Total	$5,515	8,758	-	57	18

(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

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

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed and ARM loans. Resets of rates on ARMs are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $846 million of ARM loans will have rate resets during the next twelve months. Of those resets, 89% are expected to experience an increase in rate, with an average increase of approximately one third of a percent.

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

62  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination:

TABLE 41: RESIDENTIAL MORTGAGE PORTFOLIO LOANS BY LTV AT ORIGINATION

	2015		2014

		Weighted- Average LTV		Weighted- Average LTV
As of December 31 ($ in millions)	Outstanding		Outstanding

LTV ≤ 80%	$10,198	65.6%	$9,220	65.1%
LTV > 80%, with mortgage insurance	1,300	93.3	1,206	93.8
LTV > 80%, no mortgage insurance	2,218	96.0	1,963	96.2

Total	$13,716	73.4%	$12,389	73.0%

The following tables provide an analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 42: RESIDENTIAL MORTGAGE PORTFOLIO LOANS, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

				For the Year Ended December 31, 2015

As of December 31, 2015 ($ in millions)	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$517	2	4	3
Illinois	375	-	1	1
Michigan	280	1	1	2
Florida	278	1	4	-
Indiana	137	1	1	-
North Carolina	108	-	1	-
Kentucky	84	1	-	-
All other states	439	-	1	-

Total	$2,218	6	13	6

TABLE 43: RESIDENTIAL MORTGAGE PORTFOLIO LOANS, LTV GREATER THAN 80%, NO MORTGAGE INSURANCE

				For the Year Ended December 31, 2014

As of December 31, 2014 ($ in millions)	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$509	1	10	22
Illinois	293	1	4	3
Michigan	265	1	5	11
Florida	247	1	5	3
Indiana	126	1	2	3
North Carolina	100	1	1	-
Kentucky	78	-	1	2
All other states	345	-	2	2

Total	$1,963	6	30	46 (a)

(a)	Includes $34 in charge-offs related to the transfer of $720 restructured residential mortgage loans from the portfolio to loans held for sale during the fourth quarter of 2014.

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

The ALLL provides coverage for probable and estimable losses in the home equity portfolio. The allowance attributable to the portion of the home equity portfolio that has not been restructured in a TDR is calculated on a pooled basis with senior lien and junior lien categories segmented in the determination of the probable credit losses in the home equity portfolio. The modeled loss factor for the home equity portfolio is based on the trailing twelve month historical loss rate for each category, as adjusted for certain prescriptive loss rate factors and certain qualitative adjustment factors to reflect risks associated with current conditions and trends. The prescriptive loss rate factors include adjustments for delinquency trends, LTV trends and refreshed FICO score trends. The qualitative factors include adjustments for credit administration and portfolio management, credit policy and underwriting and the national and local economy. The Bancorp considers home price index trends when determining the national and local economy qualitative factor.

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination.

63  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $2.7 billion and $5.6 billion, respectively, as of December 31, 2015. Of the total $8.3 billion of outstanding home equity loans:

●	85% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of December 31, 2015;
●	35% are in senior lien positions and 65% are in junior lien positions at December 31, 2015;
●	Over 80% of non-delinquent borrowers made at least one payment greater than the minimum payment during the year ended December 31, 2015; and
●	The portfolio had an average refreshed FICO score of 742 and 740 at December 31, 2015 and 2014, respectively.

The Bancorp actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation. The Bancorp does not routinely obtain appraisals on performing loans to update

LTV ratios after origination. However, the Bancorp monitors the local housing markets by reviewing various home price indices and incorporates the impact of the changing market conditions in its on-going credit monitoring processes. For junior lien home equity loans which become 60 days or more past due, the Bancorp tracks the performance of the senior lien loans in which the Bancorp is the servicer and utilizes consumer credit bureau attributes to monitor the status of the senior lien loans that the Bancorp does not service. If the senior lien loan is found to be 120 days or more past due, the junior lien home equity loan is placed on nonaccrual status unless both loans are well-secured and in the process of collection. Additionally, if the junior lien home equity loan becomes 120 days or more past due and the senior lien loan is also 120 days or more past due, the junior lien home equity loan is assessed for charge-off, unless it is well-secured and in the process of collection. Refer to the Analysis of Nonperforming Assets subsection of the Risk Management section of MD&A for more information.

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 44: HOME EQUITY PORTFOLIO LOANS OUTSTANDING BY REFRESHED FICO SCORE

($ in millions)	December 31, 2015	% of Total	December 31, 2014	% of Total

Senior Liens:
FICO < 620	$159	2%	$178	2%
FICO 621-719	563	7	613	7
FICO > 720	2,210	26	2,257	25

Total senior liens	2,932	35	3,048	34
Junior Liens:
FICO < 620	389	5	471	6
FICO 621-719	1,399	17	1,542	17
FICO > 720	3,581	43	3,825	43

Total junior liens	5,369	65	5,838	66

Total	$8,301	100%	$8,886	100%

64  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 45: HOME EQUITY PORTFOLIO LOANS OUTSTANDING BY LTV AT ORIGINATION

	2015		2014
As of December 31 ($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV

Senior Liens:
LTV ≤ 80%	$2,557	55.1%	$2,635	55.2%
LTV > 80%	375	89.1	413	89.1

Total senior liens	2,932	59.7	3,048	60.0
Junior Liens:
LTV ≤ 80%	3,088	67.6	3,281	67.4
LTV > 80%	2,281	90.9	2,557	91.1

Total junior liens	5,369	79.2	5,838	79.6

Total	$8,301	71.8%	$8,886	72.4%

The following tables provide an analysis of home equity portfolio loans by state with a combined LTV greater than 80%:

TABLE 46: HOME EQUITY PORTFOLIO LOANS OUTSTANDING WITH A LTV GREATER THAN 80%

For the Year Ended December 31, 2015

As of December 31, 2015 ($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$1,081	1,830	-	10	6
Michigan	519	773	-	5	5
Illinois	305	457	-	3	3
Indiana	220	352	-	3	3
Kentucky	208	344	-	2	1
Florida	95	129	-	2	1
All other states	228	320	-	5	2

Total	$2,656	4,205	-	30	21

TABLE 47: HOME EQUITY PORTFOLIO LOANS OUTSTANDING WITH A LTV GREATER THAN 80%

For the Year Ended December 31, 2014

As of December 31, 2014 ($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs

By State:
Ohio	$1,123	1,838	-	9	9
Michigan	613	882	-	7	8
Illinois	346	507	-	6	6
Indiana	260	404	-	4	3
Kentucky	246	390	-	3	3
Florida	107	143	-	2	2
All other states	275	376	-	5	4

Total	$2,970	4,540	-	36	35

65  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of December 31, 2015, 50% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile portfolio loans outstanding by LTV at origination:

TABLE 48: AUTOMOBILE PORTFOLIO LOANS OUTSTANDING BY LTV AT ORIGINATION

	2015		2014
As of December 31 ($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV

LTV ≤ 100%	$7,740	81.7%	$8,212	81.6%
LTV > 100%	3,753	111.3	3,825	111.0

Total	$11,493	91.7%	$12,037	91.3%

The following table provides an analysis of the Bancorp’s automobile portfolio loans with a LTV at origination greater than 100%:

TABLE 49: AUTOMOBILE PORTFOLIO LOANS OUTSTANDING WITH A LTV GREATER THAN 100%

As of ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs for the Year Ended

December 31, 2015	$3,753	5	1	20
December 31, 2014	3,825	5	1	16

European Exposure

The Bancorp has no direct sovereign exposure to any European government as of December 31, 2015. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives, guarantees, bankers acceptances and securities. The

Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $3.7 billion and funded exposure was $1.9 billion as of December 31, 2015. Additionally, the Bancorp was within its established country exposure limits for all European countries.

The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and financial institutions as of December 31, 2015:

TABLE 50: EUROPEAN EXPOSURE

	Sovereigns		Financial Institutions		Non-Financial Institutions		Total

($ in millions)	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure

Peripheral Europe(b)	$-	-	270	228	43	24	313	252
Other Eurozone(c)	-	-	294	133	1,850	994	2,144	1,127

Total Eurozone	$-	-	564	361	1,893	1,018	2,457	1,379
Other Europe(d)	-	-	145	92	1,058	417	1,203	509

Total Europe	$-	-	709	453	2,951	1,435	3,660	1,888

(a)	Total exposure includes funded exposure and unfunded commitments.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Eurozone (primarily the United Kingdom and Switzerland).

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 51. For further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans and leases refer to the Nonaccrual Loans and Leases section of Note 1 of the Notes to Consolidated Financial Statements.

Nonperforming assets were $659 million at December 31 2015 compared to $783 million at December 31, 2014. At December 31, 2015, $12 million of nonaccrual loans were held for sale, compared to $39 million at December 31, 2014. The decrease in nonaccrual loans held for sale from December 31, 2014 was primarily due to the sale in 2015 of $10 million of held for sale residential mortgage loans classified as TDRs. The remaining decrease was due to paydowns and additional sales of nonaccrual loans held for sale.

Nonperforming assets as a percentage of total loans and leases and OREO, as of December 31, 2015 were 0.70%, compared to 0.86% as of December 31, 2014. Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.70% as of December 31, 2015, compared to 0.82% as of December 31, 2014. Nonaccrual loans and leases secured by real estate were 43% of total nonaccrual loans and leases as of December 31, 2015 compared to 50% as of December 31, 2014.

66  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commercial portfolio nonaccrual loans and leases were $341 million at December 31, 2015, a decrease of $26 million from December 31, 2014 as charge-offs, loan paydowns/payoffs, loan transfers to OREO and loans sold outpaced new nonaccruals.

Consumer portfolio nonaccrual loans and leases were $165 million at December 31, 2015, a decrease of $47 million from December 31, 2014. The decrease was primarily due to charge-offs, loan paydowns/payoffs and transfers to accrual status and OREO which outpaced new nonaccrual loans. Geographical market conditions continue to be a large driver of nonaccrual activity as Florida properties represent approximately 11% of residential mortgage balances, but represent 27% of nonaccrual loans at December 31, 2015. Refer to Table 52 for a rollforward of the nonaccrual loans and leases.

OREO and other repossessed property was $141 million at December 31, 2015, compared to $165 million at December 31, 2014. The Bancorp recognized $24 million and $26 million in losses on the sale or write-down of OREO properties during the years ended December 31, 2015 and 2014, respectively. The decrease from the prior year was primarily due to a modest improvement in general economic conditions.

During the years ended December 31, 2015 and 2014, approximately $35 million and $49 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

TABLE 51: SUMMARY OF NONPERFORMING ASSETS AND DELINQUENT LOANS

As of December 31 ($ in millions)	2015	2014	2013	2012	2011

Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$82	86	127	234	408
Commercial mortgage loans	56	64	90	215	358
Commercial construction loans	-	-	10	70	123
Commercial leases	-	3	3	1	9
Residential mortgage loans	28	44	83	114	134
Home equity	62	72	74	30	25
Other consumer loans and leases	-	-	-	1	1
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	177	142	154	96	79
Commercial mortgage loans(c)	25	71	53	67	63
Commercial construction loans	-	-	19	6	15
Commercial leases	1	1	2	8	3
Residential mortgage loans	23	33	83	123	141
Home equity	17	21	19	23	29
Automobile loans	2	1	1	2	2
Credit card	33	41	33	39	48

Total nonaccrual portfolio loans and leases(b)	506	579	751	1,029	1,438
OREO and other repossessed property(d)	141	165	229	257	378

Total nonperforming portfolio assets	647	744	980	1,286	1,816
Nonaccrual loans held for sale	1	24	6	25	131
Nonaccrual restructured loans held for sale	11	15	-	4	7

Total nonperforming assets	$659	783	986	1,315	1,954

Loans and leases 90 days past due and accruing:
Commercial and industrial loans	$7	-	-	1	4
Commercial mortgage loans	-	-	-	22	3
Commercial construction loans	-	-	-	1	1
Residential mortgage loans(a)	40	56	66	75	79
Home equity	-	-	-	58	74
Automobile loans	10	8	8	8	9
Credit card	18	23	29	30	30

Total loans and leases 90 days past due and accruing	$75	87	103	195	200

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.70%	0.82	1.10	1.49	2.23
ALLL as a percent of nonperforming portfolio assets	197	178	161	144	124

(a)

Information for all periods presented excludes loans whose repayments are insured by the FHA or guaranteed by the VA. These loans were $335, $373, $378, $414 and $309 as of December 31, 2015, 2014, 2013, 2012, and 2011, respectively. The Bancorp recognized losses of $8, $13, $5, $2 and immaterial for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively, due to claim denials and curtailments associated with these advances.

(b)

Includes $6, $9, $10, $10 and $17 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at December 31, 2015, 2014, 2013, 2012 and 2011, respectively, and $2, $4, $2, $1, and $2 of restructured nonaccrual government insured commercial loans at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(c)

Excludes $20 of restructured nonaccrual loans at December 31, 2015 and $21 at both December 31, 2014 and 2013 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

(d)

Excludes $14, $71, $77, $72 and $64 of OREO related to government insured loans at December 31, 2015, 2014, 2013, 2012 and 2011, respectively. The Bancorp has historically excluded government guaranteed loans classified in OREO from its nonperforming asset disclosures. Upon the prospective adoption on January 1, 2015 of ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure,” government guaranteed loans meeting certain criteria will be reclassified to other receivables rather than OREO upon foreclosure. As of December 31, 2015, the Bancorp had $44 of government guaranteed loans classified as other receivables. Refer to Note 1 of the Notes to Consolidated Financial Statements for further information on the adoption of this amended guidance.

67  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table provides a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 52: ROLLFORWARD OF PORTFOLIO NONACCRUAL LOANS AND LEASES

For the year ended December 31, 2015 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total

Balance, beginning of period	$367	77	135	579
Transfers to nonaccrual	515	65	155	735
Transfers to accrual status	(9)	(39)	(68)	(116)
Transfers from held for sale	-	5	-	5
Transfers to held for sale	(12)	-	(1)	(13)
Loans sold from portfolio	(11)	-	-	(11)
Loan paydowns/payoffs	(189)	(15)	(28)	(232)
Transfers to OREO	(32)	(29)	(18)	(79)
Charge-offs	(298)	(13)	(61)	(372)
Draws/other extensions of credit	10	-	-	10

Balance, end of period	$341	51	114	506

For the year ended December 31, 2014 ($ in millions)

Balance, beginning of period	$458	166	127	751
Transfers to nonaccrual	520	135	219	874
Transfers to accrual status	(71)	(79)	(88)	(238)
Transfers to held for sale	(4)	(24)	-	(28)
Loans sold from portfolio	(43)	-	-	(43)
Loan paydowns/payoffs	(181)	(41)	(9)	(231)
Transfers to OREO	(41)	(67)	(22)	(130)
Charge-offs	(279)	(13)	(92)	(384)
Draws/other extensions of credit	8	-	-	8

Balance, end of period	$367	77	135	579

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

Consumer restructured loans on accrual status totaled $979 million and $905 million at December 31, 2015 and 2014, respectively. As of December 31, 2015, the percentage of restructured residential mortgage loans, home equity loans, and credit card loans that are past due 30 days or more were 30%, 11% and 31%, respectively.

The following tables summarize TDRs by loan type and delinquency status:

TABLE 53: ACCRUING AND NONACCRUING PORTFOLIO TDRs

	Accruing
As of December 31, 2015 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total

Commercial loans(b)(c)	$487	4	-	203	694
Residential mortgage loans(a)	443	54	110	23	630
Home equity	307	20	-	17	344
Automobile loans	17	-	-	2	19
Credit card	24	4	-	33	61

Total	$1,278	82	110	278	1,748

(a)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2015, these advances represented $202 of current loans, $42 of 30-89 days past due loans and $99 of 90 days or more past due loans.

(b)

As of December 31, 2015, excludes $7 of restructured accruing loans and $20 of restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

(c)	Excludes restructured nonaccrual loans held for sale.

68  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 54: ACCRUING AND NONACCRUING PORTFOLIO TDRs
		Accruing
As of December 31, 2014 ($ in millions)		Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total
Commercial loans(b)	$	867	2	-	214	1,083
Residential mortgage loans(a)(c)		312	54	119	33	518
Home equity		337	23	-	21	381
Automobile loans		22	1	-	1	24
Credit card		31	6	-	41	78
Total	$	1,569	86	119	310	2,084
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

Analysis of Net Loan Charge-offs

Net charge-offs were 48 bps and 64 bps of average portfolio loans and leases for the years ended December 31, 2015 and 2014, respectively. Table 55 provides a summary of credit loss experience and net charge-offs as a percentage of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases decreased to 46 bps during the year ended December 31, 2015 compared to 48 bps in the same period in the prior year, primarily as a result of an increase in average commercial loan and lease balances of $2.3 billion. Commercial net charge-offs were flat for the year ended December 31, 2015 compared to the year ended December 31, 2014.

The ratio of consumer loan and lease net charge-offs to average consumer loans and leases decreased to 51 bps for the year ended December 31, 2015 compared to 86 bps for the year ended December 31, 2014. Residential mortgage loan net charge-offs, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $109 million from

December 31, 2014. The decrease in net charge-offs on residential mortgage loans was primarily due to an $87 million charge-off related to the transfer of certain residential mortgage loans from portfolio to held for sale in the fourth quarter of 2014. The remaining decrease was due to improvements in delinquencies and loss severities. The Bancorp expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality residential mortgage loans.

Home equity net charge-offs decreased $20 million compared to the year ended December 31, 2014, primarily due to improvements in loss severities. In addition, management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loans, credit card and other consumer loans and leases net charge-offs remained relatively flat compared to the prior year. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

69  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 55: SUMMARY OF CREDIT LOSS EXPERIENCE
For the years ended December 31 ($ in millions)		2015	2014	2013	2012	2011
Losses charged-off:
Commercial and industrial loans	$	(253)	(248)	(207)	(194)	(314)
Commercial mortgage loans		(39)	(37)	(66)	(120)	(211)
Commercial construction loans		(4)	(13)	(9)	(34)	(89)
Commercial leases		(2)	(1)	(2)	(10)	(1)
Residential mortgage loans		(28)	(139)	(70)	(129)	(180)
Home equity		(55)	(75)	(114)	(172)	(234)
Automobile loans		(46)	(44)	(44)	(55)	(85)
Credit card		(94)	(95)	(92)	(90)	(114)
Other consumer loans and leases		(21)	(27)	(33)	(33)	(86)
Total losses charged-off		(542)	(679)	(637)	(837)	(1,314)
Recoveries of losses previously charged-off:
Commercial and industrial loans		24	26	39	29	38
Commercial mortgage loans		12	11	19	21	16
Commercial construction loans		1	1	5	9	4
Commercial leases		-	-	1	2	3
Residential mortgage loans		11	13	10	7	7
Home equity		16	16	17	15	14
Automobile loans		18	17	22	24	32
Credit card		12	13	14	16	16
Other consumer loans and leases		2	7	9	10	12
Total recoveries of losses previously charged-off		96	104	136	133	142
Net losses charged-off:
Commercial and industrial loans		(229)	(222)	(168)	(165)	(276)
Commercial mortgage loans		(27)	(26)	(47)	(99)	(195)
Commercial construction loans		(3)	(12)	(4)	(25)	(85)
Commercial leases		(2)	(1)	(1)	(8)	2
Residential mortgage loans		(17)	(126)	(60)	(122)	(173)
Home equity		(39)	(59)	(97)	(157)	(220)
Automobile loans		(28)	(27)	(22)	(31)	(53)
Credit card		(82)	(82)	(78)	(74)	(98)
Other consumer loans and leases		(19)	(20)	(24)	(23)	(74)
Total net losses charged-off	$	(446)	(575)	(501)	(704)	(1,172)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans		0.54%	0.54	0.44	0.50	0.97
Commercial mortgage loans		0.38	0.34	0.56	1.02	1.89
Commercial construction loans		0.11	0.79	0.51	3.08	4.96
Commercial leases		0.04	0.01	0.04	0.22	(0.08)
Total commercial loans and leases		0.46	0.48	0.44	0.63	1.26
Residential mortgage loans		0.13	0.99	0.48	1.07	1.75
Home equity		0.46	0.65	1.02	1.51	1.97
Automobile loans		0.24	0.22	0.18	0.26	0.47
Credit card		3.60	3.60	3.67	3.79	5.19
Other consumer loans and leases		3.26	5.80	6.71	7.02	15.29
Total consumer loans and leases		0.51	0.86	0.77	1.13	1.79
Total net losses charged-off as a percent of average portfolio loans and leases		0.48%	0.64	0.58	0.85	1.49

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

During the year ended December 31, 2015, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $149 million at December 31, 2015. In addition, the Bancorp’s determination of the ALLL for residential mortgage and consumer loans and leases is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage and consumer loans and leases would increase by approximately $32 million at December 31, 2015. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 56: CHANGES IN ALLOWANCE FOR CREDIT LOSSES
For the years ended December 31 ($ in millions)		2015	2014	2013	2012	2011
ALLL:
Balance, beginning of period	$	1,322	1,582	1,854	2,255	3,004
Losses charged-off		(542)	(679)	(637)	(837)	(1,314)
Recoveries of losses previously charged-off		96	104	136	133	142
Provision for loan and lease losses		396	315	229	303	423
Balance, end of period	$	1,272	1,322	1,582	1,854	2,255
Reserve for unfunded commitments:
Balance, beginning of period	$	135	162	179	181	227
Provision for (benefit from) unfunded commitments		4	(27)	(17)	(2)	(46)
Charge-offs		(1)	-	-	-	-
Balance, end of period	$	138	135	162	179	181

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

An unallocated component to the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases at both December 31, 2015 and 2014 was 0.12%. The unallocated allowance was 9% of the total allowance as of December 31, 2015 compared to 8% as of December 31, 2014.

As shown in Table 57, the ALLL as a percent of portfolio loans and leases was 1.37% at December 31, 2015, compared to 1.47% at December 31, 2014. The ALLL was $1.3 billion at both December 31, 2015 and 2014.

71  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 57: ATTRIBUTION OF ALLOWANCE FOR LOAN AND LEASE LOSSES TO PORTFOLIO LOANS AND LEASES
As of December 31 ($ in millions)		2015	2014	2013	2012	2011
Attributed ALLL:
Commercial and industrial loans	$	652	673	767	802	929
Commercial mortgage loans		117	140	212	333	441
Commercial construction loans		24	17	26	33	77
Commercial leases		47	45	53	68	80
Residential mortgage loans		100	104	189	229	227
Home equity		67	87	94	143	195
Automobile loans		40	33	23	28	43
Credit card		99	104	92	87	106
Other consumer loans and leases		11	13	16	20	21
Unallocated		115	106	110	111	136
Total attributed ALLL	$	1,272	1,322	1,582	1,854	2,255
Portfolio loans and leases:
Commercial and industrial loans	$	42,131	40,765	39,316	36,038	30,783
Commercial mortgage loans		6,957	7,399	8,066	9,103	10,138
Commercial construction loans		3,214	2,069	1,039	698	1,020
Commercial leases		3,854	3,720	3,625	3,549	3,531
Residential mortgage loans		13,716	12,389	12,680	12,017	10,672
Home equity		8,301	8,886	9,246	10,018	10,719
Automobile loans		11,493	12,037	11,984	11,972	11,827
Credit card		2,259	2,401	2,294	2,097	1,978
Other consumer loans and leases		657	418	364	290	350
Total portfolio loans and leases	$	92,582	90,084	88,614	85,782	81,018
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans		1.55%	1.65	1.95	2.23	3.02
Commercial mortgage loans		1.68	1.89	2.63	3.66	4.35
Commercial construction loans		0.75	0.82	2.50	4.73	7.55
Commercial leases		1.22	1.21	1.46	1.92	2.27
Residential mortgage loans		0.73	0.84	1.49	1.91	2.13
Home equity		0.81	0.98	1.02	1.43	1.82
Automobile loans		0.35	0.27	0.19	0.23	0.36
Credit card		4.38	4.33	4.01	4.15	5.36
Other consumer loans and leases		1.67	3.11	4.40	6.90	6.00
Unallocated (as a percent of portfolio loans and leases)		0.12	0.12	0.12	0.13	0.17
Attributed ALLL as a percent of portfolio loans and leases		1.37%	1.47	1.79	2.16	2.78

MARKET RISK MANAGEMENT

Market risk arises from the potential for market fluctuations in interest rates, foreign exchange rates and equity prices that may result in potential reductions in net income. Interest rate risk, a component of market risk, is the exposure to adverse changes in net interest income or financial position due to changes in interest rates. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons:

●	Assets and liabilities may mature or reprice at different times;
●	Short-term and long-term market interest rates may change by different amounts; or
●	The expected maturity of various assets or liabilities may shorten or lengthen as interest rates change.

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

Interest Rate Risk Management Oversight

The Bancorp’s ALCO, which includes senior management representatives and is accountable to the ERMC, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities.

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

72  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In accordance with policy, the 100 bps and 200 bps parallel ramped increased rate movements are assumed to occur over one year and are sustained thereafter. The 25 bps parallel rate decrease is an immediate change. The analysis would typically include 100 bps and 200 bps parallel ramped decreases in interest rates; however, this analysis is currently omitted due to the current low levels of certain interest rates. Applying the ramps would result in certain interest rates becoming negative in the parallel ramped decrease scenarios.

In this economic cycle, banks have experienced significant growth in deposit balances, particularly in noninterest-bearing demand deposits. The Bancorp, like other banks, is exposed to deposit balance run-off in a rising interest rate environment. In consideration of this risk, the Bancorp’s NII sensitivity modeling assumes that approximately $2.5 billion of noninterest-bearing demand deposit balances run-off for each 100 bps increase in short-term market interest rates. These lost noninterest-bearing demand deposit balances are modeled to flow into funding products that reprice in conjunction with market rate increases.

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase when market rates increase. This deposit repricing sensitivity is known as the beta and it represents the expected amount by which the Bancorp deposit rates will increase for a given increase in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average interest-bearing deposit beta of approximately 70%, which is approximately 20 percentage points higher than the 50% beta that the Bancorp experienced in the last FRB tightening cycle from June 2004 to June 2006.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also evaluates the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated NII sensitivity profile and ALCO policy limits as of December 31:

TABLE 58: ESTIMATED NII SENSITIVITY PROFILE

	2015				2014

	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits

Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months

+200	2.05%	5.93	(4.00)	(6.00)	2.19	6.49	(4.00)	(6.00)
+100	1.12	3.87	-	-	1.16	4.18	-	-
-25	(1.39)	(2.49)	-	-	(1.43)	(2.41)	-	-

At December 31, 2015, the Bancorp’s net interest income would benefit in year one and year two under parallel ramp increases and suffer from a parallel rate curve decline. The benefit to rising rates was attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. The rising rates benefit was down modestly compared to December 31, 2014. The decline in the NII benefit was primarily attributable to growth in the investment portfolio, with a partial offset from core deposit growth. The year two benefit was also impacted by changes to wholesale funding assumptions, which include a greater reliance on floating-rate debt.

Tables 59 and 60 provide information on the Bancorp’s estimated net interest income sensitivity profile given changes to balances or certain key assumptions.

The following table shows the Bancorp’s estimated net interest income sensitivity profile with a $1 billion decrease and a $1 billion increase in demand deposit balances as of December 31, 2015:

TABLE 59: ESTIMATED NII SENSITIVITY ASSUMING A $1 BILLION CHANGE IN DEMAND DEPOSIT BALANCES

	% Change in NII (FTE)

	$1 Billion Balance Decrease		$1 Billion Balance Increase

Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months

+200	1.77%	5.37	2.33	6.49
+100	0.98	3.59	1.26	4.14

The following table shows the Bancorp’s estimated net interest income sensitivity profile with a 25% increase and a 25% decrease to the deposit beta assumption as of December 31, 2015. The resulting weighted-average interest-bearing deposit beta included in this analysis is approximately 88% and 52%, respectively, as of December 31, 2015:

73  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 60: ESTIMATED NII SENSITIVITY WITH DEPOSIT BETA ASSUMPTION CHANGES

	% Change in NII (FTE)

	Betas 25% Higher			Betas 25% Lower

Change in Interest Rates (bps)	12 Months		13-24 Months	12 Months	13-24 Months

+ 200	(1.07	) %	(0.30)	5.16	12.16
+ 100	(0.44)		0.75	2.68	6.98

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of December 31:

TABLE 61: ESTIMATED EVE SENSITIVITY PROFILE

	2015			2014

Change in Interest Rates (bps)	Change in EVE		ALCO Policy Limit	Change in EVE	ALCO Policy Limit

+200	(5.21	) %	(12.00)	(2.21)	(12.00)
+100	(2.30)		-	(0.62)	-
+25	(0.44)		-	(0.06)	-
-25	0.32		-	(0.05)	-

The EVE sensitivity to rising rates was modestly negative at December 31, 2015 and exposure to rising rates has increased from the EVE sensitivity at December 31, 2014. The higher level of EVE risk since December 31, 2014 was attributable to growth in the investment portfolio and certain fixed-rate consumer loans.

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

Use of Derivatives to Manage Interest Rate Risk

An integral component of the Bancorp’s interest rate risk management strategy is its use of derivative instruments to minimize significant fluctuations in earnings caused by changes in market interest rates. Examples of derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, forward starting interest rate swaps, options, swaptions and TBA securities.

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

The Bancorp also establishes derivative contracts with major financial institutions to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. For further information including the notional amount and fair values of these derivatives, refer to Note 13 of the Notes to Consolidated Financial Statements.

Portfolio Loans and Leases and Interest Rate Risk

Although the Bancorp’s portfolio loans and leases contain both fixed and floating/adjustable-rate products, the rates of interest earned by the Bancorp on the outstanding balances are generally established for a period of time. The interest rate sensitivity of loans and leases is directly related to the length of time the rate earned is established. The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows as of December 31, 2015:

74  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TABLE 62: PORTFOLIO LOANS AND LEASES EXPECTED CASH FLOWS

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total

Commercial and industrial loans	$21,699	18,933	1,499	42,131
Commercial mortgage loans	2,728	3,781	448	6,957
Commercial construction loans	1,301	1,881	32	3,214
Commercial leases	751	1,756	1,347	3,854

Total commercial loans and leases	26,479	26,351	3,326	56,156

Residential mortgage loans	2,446	6,229	5,041	13,716
Home equity	1,050	1,654	5,597	8,301
Automobile loans	5,159	6,203	131	11,493
Credit card	452	1,807	-	2,259
Other consumer loans and leases	482	135	40	657

Total consumer loans and leases	9,589	16,028	10,809	36,426

Total portfolio loans and leases	$36,068	42,379	14,135	92,582

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of December 31, 2015:

TABLE 63: PORTFOLIO LOANS AND LEASES EXPECTED CASH FLOWS OCCURRING AFTER 1 YEAR

	Interest Rate

($ in millions)	Fixed	Floating or Adjustable

Commercial and industrial loans	$2,729	17,703
Commercial mortgage loans	958	3,271
Commercial construction loans	4	1,909
Commercial leases	3,103	-

Total commercial loans and leases	6,794	22,883

Residential mortgage loans	8,113	3,157
Home equity	624	6,627
Automobile loans	6,280	54
Credit card	535	1,272
Other consumer loans and leases	20	155

Total consumer loans and leases	15,572	11,265

Total portfolio loans and leases	$22,366	34,148

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $784 million and $856 million as of December 31, 2015 and 2014, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates increased during the year ended December 31, 2015 which caused actual prepayments on the servicing portfolio to decrease. The decrease in actual prepayments on the servicing portfolio caused the modeled prepayment speeds to decrease, which led to a recovery of temporary impairment of $4 million on servicing rights during the year ended December 31, 2015. Mortgage rates decreased during the year ended December 31, 2014 which caused actual prepayments on the servicing portfolio to increase. The increase in actual prepayments on the servicing portfolio caused the modeled prepayment speeds to increase, which led to a temporary impairment of $65 million on servicing rights during the year ended December 31, 2014.

Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the MSR valuation, the Bancorp recognized net gains of $90 million and $95 million on derivatives associated with its non-qualifying hedging strategy during the years ended December 31, 2015 and 2014, respectively. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 12 of the Notes to Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at December 31, 2015 and December 31, 2014 was $812 million and $720 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

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

Table 62 of the Market Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $29.0 billion of securities in the Bancorp’s available-for-sale and other portfolio at December 31, 2015, $3.9 billion in principal and interest is expected to be received in the next 12 months and an additional $3.7 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgages, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the years ended December 31, 2015 and 2014, the Bancorp sold or securitized loans totaling $6.4 billion and $9.4 billion, respectively. For further information on the transfer of financial assets, refer to Note 12 of the Notes to Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 82% of its average total assets during the years ended December 31, 2015 and 2014. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of December 31, 2015, $8.9 billion of debt or other securities were available for issuance under the current Bancorp’s

Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. On July 27, 2015, the Bancorp issued and sold $1.1 billion of senior fixed-rate notes. At December 31, 2015, the Bancorp has approximately $38.6 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

The Bancorp’s banking subsidiary’s global bank note program has a borrowing capacity of $25 billion. On August 20, 2015, the Bank issued and sold $1.0 billion of senior fixed-rate notes and $250 million of senior floating-rate notes. The Bank has $18.4 billion of borrowing capacity under the bank note program as of December 31, 2015.

For the year ended December 31, 2015, the Bancorp transferred approximately $750 million in consumer automobile loans to a bankruptcy remote trust which was deemed to be a VIE. The Bancorp concluded that it is the primary beneficiary of this VIE and, therefore, has consolidated this VIE. The assets of this VIE are restricted to the settlement of the notes and other obligations of the VIE. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

Liquidity Coverage Ratio and Net Stable Funding Ratio

A key reform within the Basel III framework to strengthen international liquidity standards was the BCBS’ introduction of the LCR and NSFR. On January 7, 2013, the BCBS issued a final standard for the LCR applicable to large internationally active banking organizations. The BCBS issued a final NSFR standard in the fourth quarter of 2014 and disclosure requirements in the second quarter of 2015 which are applicable to internationally active banks. The NSFR will become a minimum standard by January 1, 2018. The Bancorp is currently evaluating the BCBS’ standard for NSFR and will begin to conform to a domestic version of the NSFR once adopted by the U.S. banking regulators.

Section 165 of the DFA requires the FRB to establish enhanced liquidity standards in the U.S. for BHCs with total assets of $50 billion or greater. On October 10, 2014, the U.S. banking agencies published final rules implementing a quantitative liquidity requirement consistent with the LCR standard established by the BCBS for large internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. In addition, a Modified LCR requirement was finalized for BHCs with $50 billion or more in total consolidated assets that are not internationally active, such as the Bancorp. The Modified LCR requires BHCs to maintain HQLA equal to its calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Modified LCR is effective January 1, 2016 and requires BHCs to calculate its LCR on a monthly basis. The final rule includes a transition period for the modified LCR in which BHCs must maintain HQLA of 90% of its calculated net cash outflows for 2016 and then 100% beginning in 2017. The Bancorp estimates its Modified LCR was 116% at December 31, 2015 calculated under the Modified LCR final rule. For more information on LCR, refer to the Non-GAAP Financial Measures section of MD&A.

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

The Bancorp’s credit ratings are summarized in Table 64. The ratings reflect the ratings agency’s view on the Bancorp’s capacity to meet financial commitments. *

*  As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 64: AGENCY RATINGS

As of February 25, 2016	Moody’s	Standard and Poor’s	Fitch	DBRS

Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A	AL
Subordinated debt	Baa1	BBB	A-	BBBH
Fifth Third Bank:
Short-term	P-1	A-2	F1	R-1L
Long-term deposit	Aa3	No rating	A+	A
Senior debt	A3	A-	A	A
Subordinated debt	Baa1	BBB+	A-	AL

OPERATIONAL RISK MANAGEMENT

Operational risk is the risk of loss resulting from inadequate or failed processes or systems or due to external events that are neither market nor credit-related. Operational risk is inherent in the Bancorp’s activities and can manifest itself in various ways including fraudulent acts, business interruptions, inappropriate behavior of employees, unintentional failure to comply with applicable laws and regulations, cyber-security incidents and privacy breaches, or failure of vendors to perform in accordance with their arrangements. These events could result in financial losses, litigation and regulatory fines, as well as other damage to the Bancorp. The Bancorp’s risk management goal is to keep operational risk at appropriate levels consistent with the Bancorp’s risk appetite, financial strength, the characteristics of its businesses, the markets in which it operates, and the competitive and regulatory environment to which it is subject.

To control, monitor, and govern operational risk, the Bancorp maintains an overall Risk Management Framework which comprises governance oversight, risk assessment, capital measurement, monitoring, and reporting as well as a formal three lines of defense approach. ERM is responsible for prescribing the framework to the lines of business and corporate functions, and to provide independent oversight of its implementation (second line of defense). In 2015, Business Controls Directors were appointed in each of the lines of business to ensure consistent implementation and execution of managing day to day operational risk (first line of defense).

The Bancorp’s risk management framework consists of five integrated components, including identifying, assessing, managing, monitoring and independent governance reporting of risk. The corporate Operational Risk Management function within Enterprise Risk is responsible for developing and overseeing the implementation of the Bancorp’s approach to managing operational risk. This includes providing governance, awareness and training, tools, guidance and oversight to support implementation of key risk programs and systems as they relate to operational risk management, such as risk and control self-assessments, new product/initiative risk reviews, key risk indicators, Vendor Risk Management, and operational losses. The function is also responsible for developing reports that support the proactive management of operational risk across the enterprise. The lines of business and corporate functions are responsible for managing the operational risks associated with their areas in accordance with the risk management framework. The framework is intended to enable the Bancorp to function with a sound and well-controlled operational environment. These processes support the Bancorp’s goals to minimize future operational losses and strengthen the Bancorp’s performance by maintaining sufficient capital to absorb operational losses that are incurred.

COMPLIANCE RISK MANAGEMENT

Regulatory Compliance Risk is defined as the risk of legal or regulatory sanctions, financial loss, or damage to reputation as a result of noncompliance with (i) applicable laws, regulations, rules and other regulatory requirements (including but not limited to the risk of consumers experiencing economic loss or other legal harm as a result of noncompliance with consumer protection laws, regulations and requirements); (ii) internal policies and procedures, standards of best practice or codes of conduct; and (iii) principles of integrity and fair dealing applicable to Fifth Third’s activities and functions. Fifth Third focuses on managing regulatory compliance risk in accordance with the Bancorp’s integrated risk management framework, which ensures consistent processes for identifying, assessing, managing, monitoring, and reporting risks. The Bancorp’s risk management goal is to keep compliance risk at appropriate levels consistent with the Bancorp’s risk appetite.

The current regulatory environment, including heightened regulatory expectations and material changes in laws and regulations, increases compliance risk. To mitigate compliance risk,

Compliance Risk Management provides independent oversight to ensure consistency and sufficiency, and ensures that lines of business, regions and support functions are adequately identifying, assessing and monitoring compliance risks and adopting proper mitigation strategies. The lines of business and enterprise functions are responsible for managing the compliance risks associated with their areas. Additionally, Compliance Risk Management implements key compliance programs and processes including but not limited to, risk assessments, key risk indicators program, issues tracking, regulatory compliance testing and monitoring, anti-money laundering, privacy, and oversees the Bancorp’s compliance with the Community Reinvestment Act.

Fifth Third also focuses on reporting and escalation of compliance issues to senior management and the Board. The Management Compliance Committee is the key committee that oversees and supports Fifth Third in the management of compliance risk across the enterprise. The Management Compliance Committee addresses Fifth Third-wide compliance issues, industry best practices, legislative developments, regulatory concerns, and other leading indicators of compliance risk. The Management Compliance Committee reports to the Enterprise Risk Management Committee, which reports to Risk and Compliance Committee of the Board of Directors.

77  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL MANAGEMENT

Management regularly reviews the Bancorp’s capital levels to help ensure it is appropriately positioned under various operating environments. The Bancorp has established a Capital Committee which is responsible for making capital plan recommendations to management. These recommendations are reviewed by the ERMC and the annual capital plan is approved by the Board of Directors. The Capital Committee is responsible for execution oversight of the capital actions of the capital plan.

Regulatory Capital Ratios

The Basel III Final Rule was effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of its components and other provisions. It established quantitative measures that assign risk weightings to assets and off-balance sheet items and also defined and set minimum regulatory capital requirements. Prior to January 1, 2015, the Bancorp was subject to the General Risk-Based Capital Rules (Basel I). The minimum capital ratios established under the Basel III Final Rule are 4.5% for the CET1 capital ratio, 6% for the Tier I risk-based capital ratio, 8% for the Total risk-based capital ratio and 4% for the Tier I Leverage ratio (Tier I capital to average consolidated assets). The PCA provisions adopted by the U.S. banking agencies define “well-capitalized” ratios for CET1 capital, Tier I risk-based capital, Total risk-based capital and Tier I Leverage greater than or equal to 6.5%, 8%, 10% and 5%, respectively. Additionally, the Basel III Final Rule includes a capital conservation buffer of CET1 capital of 2.5% in additional to the 4.5% minimum requirement, or 7%, in order to avoid limitations on capital distributions and discretionary bonus payments to executive officers. The Bancorp exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

The Bancorp made a one-time permanent election to not include AOCI in regulatory capital in the March 31, 2015 FFIEC 031 and FR Y-9C filings. The Basel III Final Rule phases out the inclusion of certain TruPS as a component of Tier I capital. Under these provisions, these TruPS would qualify as a component of Tier II capital. At December 31, 2015, the Bancorp’s Tier I capital included $13 million of TruPS representing approximately 1 bp of risk-weighted assets under the transition provisions of the Basel III Final Rule.

The following table summarizes the Bancorp’s capital ratios as of December 31:

TABLE 65: CAPITAL RATIOS

($ in millions)	2015	2014	2013	2012	2011

Average total Bancorp shareholders’ equity as a percent of average assets	11.32%	11.59	11.56	11.65	11.41
Tangible equity as a percent of tangible assets(a)(d)	9.55	9.41	9.44	9.17	9.03
Tangible common equity as a percent of tangible assets(a)(d)	8.59	8.43	8.63	8.83	8.68

	Basel III
	Transitional(b)	Basel I(c)
CET1 capital	$11,917	N/A	N/A	N/A	N/A
Tier I capital	13,260	12,764	12,094	11,685	12,503
Total regulatory capital	17,134	16,895	16,431	15,811	16,876
Risk-weighted assets	121,290	117,878	115,969	109,301	104,219

Regulatory capital ratios:
CET1 capital	9.82%	N/A	N/A	N/A	N/A
Tier I risk-based capital	10.93	10.83	10.43	10.69	12.00
Total risk-based capital	14.13	14.33	14.17	14.47	16.19
Tier I leverage	9.54	9.66	9.73	10.15	11.25
Tier I common equity(a)	N/A	9.65	9.45	9.54	9.41

	Basel III Fully Phased-In
CET1 capital(a)	9.72%	N/A	N/A	N/A	N/A

(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)

Under the U.S. banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting weighted values are added together resulting in the total risk-weighted assets.

(c)	These capital amounts and ratios were calculated under the Supervisory Agencies general risk-based capital rules (Basel I) which were in effect prior to January 1, 2015.
(d)	Excludes unrealized gains and losses.

Preferred Stock Offering

As contemplated by the 2014 capital plan part of the FRB’s CCAR, on June 5, 2014, the Bancorp issued in a registered public offering 300,000 depositary shares, representing 12,000 shares of 4.90% fixed-to-floating rate non-cumulative Series J perpetual preferred stock, for net proceeds of $297 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends, on a non-cumulative semi-annual basis, at an annual rate of 4.90% through but excluding September 30, 2019, at which time it converts to a quarterly floating rate dividend of three-month LIBOR plus 3.129%. Subject to any required regulatory approval, the Bancorp may redeem the Series J preferred shares at its option in whole or in part, at any time on or after September 30, 2019, or at any time following a regulatory capital event. The Series J preferred shares are not convertible into Bancorp common shares or any other securities.

78 Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stress Tests and CCAR

In 2011 the FRB adopted the capital plan rule, which requires BHCs with consolidated assets of $50 billion or more to submit annual capital plans to the FRB for review. Under the rule, these capital plans must include detailed descriptions of the following: the BHC’s internal processes for assessing capital adequacy; the policies governing capital actions such as common stock issuances, dividends and share repurchases; and all planned capital actions over a nine-quarter planning horizon. Further, each BHC must also report to the FRB the results of stress tests conducted by the BHC under a number of scenarios that assess the sources and uses of capital under baseline and stressed economic scenarios. The FRB launched the 2015 stress testing program and CCAR on October 23, 2014, with firm submissions of stress test results and capital plans to the FRB due to the FRB on January 5, 2015, which the Bancorp submitted as required. Refer to Note 3 and Note 23 of the Notes to Consolidated Financial Statements for a discussion on the FRB’s review of the capital plan, the FRB’s non-objection to the Bancorp’s proposed capital actions and the Bancorp’s capital actions taken in 2015.

The FRB launched the 2016 stress testing program and CCAR on January 28, 2016. The stress testing results and capital plan are required to be submitted by the Bancorp to the FRB by April 5, 2016.

The FRB expects to release summary results of the 2016 stress testing program and CCAR in June of 2016. The results will include supervisory projections of capital ratios, losses and revenues under the supervisory adverse and supervisory severely adverse scenarios. The FRB will also issue an objection or non-objection to each participating institution’s capital plan submitted under CCAR. The FRB’s summary results will also include an overview of methodologies used for supervisory tests. Additionally, as a CCAR institution, the Bancorp will be required to disclose the results of its company-run stress test as required by the DFA, within 15 days of the date the FRB discloses the results of its DFA supervisory stress test.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.52 and $0.51 during the years ended December 31, 2015 and 2014, respectively. The Bancorp entered into or settled a number of accelerated share repurchase transactions during the years ended December 31, 2015 and 2014. Refer to Note 23 of the Notes to Consolidated Financial Statements for additional information on the accelerated share repurchases.

The following table summarizes shares authorized for repurchase for the years ended December 31:

TABLE 66: SHARE REPURCHASES

	2015	2014

Shares authorized for repurchase at January 1	73,180,368	43,071,613
Additional authorizations(a)	-	64,908,628
Share repurchases(b)	(42,607,855)	(34,799,873)

Shares authorized for repurchase at December 31	30,572,513	73,180,368

Average price paid per share(b)	$19.60	20.87

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

(b)

Excludes 1,930,233 and 2,116,370 shares repurchased during the years ended December 31, 2015 and 2014, respectively, in connection with various employee compensation plans. These purchases are not included in the calculation for average price paid per share and do not count against the maximum number of shares that may yet be repurchased under the Board of Directors’ authorization.

79  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Bancorp enters into financial transactions that are considered off-balance sheet arrangements as they involve varying elements of market, credit and liquidity risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Bancorp’s off-balance sheet arrangements include commitments, contingent liabilities, guarantees and transactions with non-consolidated VIEs. A brief discussion of these transactions is as follows:

Commitments

The Bancorp has certain commitments to make future payments under contracts, including commitments to extend credit, letters of credit, forward contracts related to held for sale residential mortgage loans, noncancelable operating lease obligations, purchase obligations, capital commitments for private equity investments and capital expenditures. Refer to Note 17 of the Notes to Consolidated Financial Statements for additional information on commitments.

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

Transactions with Non-consolidated VIEs

The Bancorp engages in a variety of activities that involve VIEs, which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The investments in those entities in which the Bancorp was determined not to be the primary beneficiary but holds a variable interest in the entity are accounted for under the equity method of accounting or other accounting standards as appropriate and not consolidated. Refer to Note 11 of the Notes to Consolidated Financial Statements for additional information on non-consolidated VIEs.

80  Fifth Third Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Bancorp has certain obligations and commitments to make future payments under contracts. The aggregate contractual obligations and commitments at December 31, 2015 are shown in Table 67. As of December 31, 2015, the Bancorp has unrecognized tax benefits that, if recognized, would impact the effective tax rate in future periods. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all uncertain tax liabilities that have not been paid have been excluded from the following table. For further detail on the impact of income taxes, refer to Note 20 of the Notes to Consolidated Financial Statements.

TABLE 67: CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of December 31, 2015 ($ in millions)	Less than 1 year	1-3 years	3-5 years	Greater than 5 years	Total

Contractually obligated payments due by period:
Deposits with a stated maturity of less than one year(a)	$96,594	-	-	-	96,594
Time deposits(c)	2,425	2,207	1,955	24	6,611
Short-term borrowings(e)	1,658	-	-	-	1,658
Long-term debt(b)	3,844	4,813	3,484	3,703	15,844
Forward contracts related to held for sale residential mortgage loans(d)	1,330	-	-	-	1,330
Noncancelable operating lease obligations(f)	91	166	136	242	635
Partnership investment commitments(g)	212	86	37	32	367
Pension benefit payments(i)	19	35	32	79	165
Purchase obligations and capital expenditures(h)	47	31	12	-	90
Capital lease obligations	7	12	6	2	27

Total contractually obligated payments due by period	$106,227	7,350	5,662	4,082	123,321

Other commitments by expiration period:
Commitments to extend credit(j)	$28,469	13,095	17,774	7,606	66,944
Letters of credit(k)	1,700	771	530	54	3,055

Total other commitments by expiration period	$30,169	13,866	18,304	7,660	69,999

(a)	Includes demand, interest checking, savings, money market and foreign office deposits. For additional information, refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A.
(b)

Interest-bearing obligations are principally used to fund interest-earning assets. As such, interest charges on contractual obligations were excluded from reported amounts, as the potential cash outflows would have corresponding cash inflows from interest-earning assets. Refer to Note 16 of the Notes to Consolidated Financial Statements for additional information on these debt instruments.

(c)	Includes other time and certificates $100,000 and over. For additional information, refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A.
(d)	Refer to Note 13 of the Notes to Consolidated Financial Statements for additional information on forward contracts to sell residential mortgage loans.
(e)	Includes federal funds purchased and borrowings with an original maturity of less than one year. For additional information, refer to Note 15 of the Notes to Consolidated Financial Statements.
(f)	Includes rental commitments.
(g)	Includes low-income housing and historic tax investments. For additional information, refer to Note 11 of the Notes to Consolidated Financial Statements.
(h)	Represents agreements to purchase goods or services and includes commitments to various general contractors for work related to banking center construction.
(i)	Refer to Note 21 of the Notes to Consolidated Financial Statements for additional information on pension obligations.
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

81  Fifth Third Bancorp

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

The management of Fifth Third Bancorp is responsible for establishing and maintaining adequate internal control, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Bancorp’s management assessed the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2015. Management’s assessment is based on the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Bancorp maintained effective internal control over financial reporting as of December 31, 2015. Based on this assessment, management believes that the Bancorp maintained effective internal control over financial reporting as of December 31, 2015. The Bancorp’s independent registered public accounting firm, that audited the Bancorp’s consolidated financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2015. This report appears on page 83 of the annual report.

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

Greg D. Carmichael	Tayfun Tuzun
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 25, 2016	February 25, 2016

82  Fifth Third Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the internal control over financial reporting of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bancorp’s internal control over financial reporting based on our audit.

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

In our opinion, the Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Bancorp and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

Cincinnati, Ohio

February 25, 2016

To the Shareholders and Board of Directors of Fifth Third Bancorp:

We have audited the accompanying consolidated balance sheets of Fifth Third Bancorp and subsidiaries (the “Bancorp”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fifth Third Bancorp and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bancorp’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Bancorp’s internal control over financial reporting.

Cincinnati, Ohio

February 25, 2016

83  Fifth Third Bancorp

CONSOLIDATED BALANCE SHEETS

As of December 31 ($ in millions, except share data)	2015	2014
Assets
Cash and due from banks(a)	$2,540	3,091
Available-for-sale and other securities(b)	29,044	22,408
Held-to-maturity securities(c)	70	187
Trading securities	386	360
Other short-term investments	2,671	7,914
Loans held for sale(d)	903	1,261
Portfolio loans and leases(a)(e)	92,582	90,084
Allowance for loan and lease losses(a)	(1,272)	(1,322)
Portfolio loans and leases, net	91,310	88,762
Bank premises and equipment(f)	2,239	2,465
Operating lease equipment	707	728
Goodwill	2,416	2,416
Intangible assets	12	15
Servicing rights	785	858
Other assets(a)	7,999	8,241
Total Assets	$141,082	138,706
Liabilities
Deposits:
Noninterest-bearing deposits	$36,267	34,809
Interest-bearing deposits	66,938	66,903
Total deposits(g)	103,205	101,712
Federal funds purchased	151	144
Other short-term borrowings	1,507	1,556
Accrued taxes, interest and expenses	2,164	2,020
Other liabilities(a)	2,341	2,642
Long-term debt(a)	15,844	14,967
Total Liabilities	$125,212	123,041
Equity
Common stock(h)	$2,051	2,051
Preferred stock(i)	1,331	1,331
Capital surplus	2,666	2,646
Retained earnings	12,358	11,141
Accumulated other comprehensive income	197	429
Treasury stock(h)	(2,764)	(1,972)
Total Bancorp shareholders’ equity	$15,839	15,626
Noncontrolling interests	31	39
Total Equity	15,870	15,665
Total Liabilities and Equity	$141,082	138,706
(a)

Includes $152 and $179 of cash and due from banks, $2,537 and $3,378 of portfolio loans and leases, $(28) and $(22) of ALLL, $20 and $25 of other assets, $3 and $5 of other liabilities and $2,493 and $3,434 of long-term debt from consolidated VIEs that are included in their respective captions above at December 31, 2015 and 2014, respectively. For further information, refer to Note 11.

(b)	Amortized cost of $28,678 and $21,677 at December 31, 2015 and 2014, respectively.
(c)	Fair value of $70 and $187 at December 31, 2015 and 2014, respectively.
(d)	Includes $519 and $561 of residential mortgage loans held for sale measured at fair value at December 31, 2015 and 2014, respectively.
(e)	Includes $167 and $108 of residential mortgage loans measured at fair value at December 31, 2015 and 2014, respectively.
(f)	Includes $81 and $26 of bank premises and equipment held for sale at December 31, 2015 and 2014, respectively. For further information refer to Note 7.
(g)	Includes $628 and $0 of deposits held for sale at December 31, 2015 and 2014, respectively. For further information refer to Note 7.
(h)

Common shares: Stated value $2.22 per share; authorized 2,000,000; outstanding at December 31, 2015 – 785,080,314 (excludes 138,812,267 treasury shares), 2014 – 824,046,952 (excludes 99,845,629 treasury shares).

(i)

446,000 shares of undesignated no par value preferred stock are authorized and unissued at December 31, 2015 and 2014; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at December 31, 2015 and 2014; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference: 18,000 authorized shares, issued and outstanding at December 31, 2015 and 2014; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at December 31, 2015 and 2014.

Refer to Notes to Consolidated Financial Statements.

84  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31 ($ in millions, except share data)	2015	2014	2013

Interest Income
Interest and fees on loans and leases	$3,151	3,298	3,447
Interest on securities	869	724	520
Interest on other short-term investments	8	8	6

Total interest income	4,028	4,030	3,973
Interest Expense
Interest on deposits	186	202	202
Interest on federal funds purchased	1	-	-
Interest on other short-term borrowings	2	2	6
Interest on long-term debt	306	247	204

Total interest expense	495	451	412

Net Interest Income	3,533	3,579	3,561
Provision for loan and lease losses	396	315	229

Net Interest Income After Provision for Loan and Lease Losses	3,137	3,264	3,332
Noninterest Income
Service charges on deposits	563	560	549
Investment advisory revenue	418	407	393
Corporate banking revenue	384	430	400
Mortgage banking net revenue	348	310	700
Card and processing revenue	302	295	272
Other noninterest income	979	450	879
Securities gains, net	9	21	21
Securities gains, net - non-qualifying hedges on mortgage servicing rights	-	-	13

Total noninterest income	3,003	2,473	3,227
Noninterest Expense
Salaries, wages and incentives	1,525	1,449	1,581
Employee benefits	323	334	357
Net occupancy expense	321	313	307
Technology and communications	224	212	204
Card and processing expense	153	141	134
Equipment expense	124	121	114
Other noninterest expense	1,105	1,139	1,264

Total noninterest expense	3,775	3,709	3,961

Income Before Income Taxes	2,365	2,028	2,598
Applicable income tax expense	659	545	772

Net Income	1,706	1,483	1,826
Less: Net income attributable to noncontrolling interests	(6)	2	(10)

Net Income Attributable to Bancorp	1,712	1,481	1,836
Dividends on preferred stock	75	67	37

Net Income Available to Common Shareholders	$1,637	1,414	1,799

Earnings per share - basic	$2.03	1.68	2.05
Earnings per share - diluted	$2.01	1.66	2.02

Average common shares outstanding - basic	798,628,173	833,116,349	869,462,977
Average common shares outstanding - diluted	807,658,669	842,967,356	894,736,445
Cash dividends declared per common share	$0.52	0.51	0.47

Refer to Notes to Consolidated Financial Statements.

85  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31 ($ in millions)	2015	2014	2013

Net Income	$1,706	1,483	1,826
Other Comprehensive (Loss) Income, Net of Tax:
Unrealized gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the year	(227)	378	(295)
Reclassification adjustment for net (gains) losses included in net income	(10)	(24)	4
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains (losses) arising during the year	48	39	(8)
Reclassification adjustment for net gains included in net income	(49)	(29)	(29)
Defined benefit pension plans, net:
Net actuarial (loss) gain arising during the year	(5)	(25)	25
Reclassification of amounts to net periodic benefit costs	11	8	10

Other comprehensive (loss) income, net of tax	(232)	347	(293)

Comprehensive Income	1,474	1,830	1,533
Less: Comprehensive income attributable to noncontrolling interests	(6)	2	(10)

Comprehensive Income Attributable to Bancorp	$1,480	1,828	1,543

Refer to Notes to Consolidated Financial Statements.

86  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity

Balance at December 31, 2012	$2,051	398	2,758	8,768	375	(634)	13,716	48	13,764
Net income				1,836			1,836	(10)	1,826
Other comprehensive loss					(293)		(293)		(293)
Cash dividends declared:
Common stock at $0.47 per share				(407)			(407)		(407)
Preferred stock(a)				(37)			(37)		(37)
Shares acquired for treasury			(78)			(1,242)	(1,320)		(1,320)
Issuance of preferred stock		1,034					1,034		1,034
Redemption of preferred stock, Series G		(398)	(142)			540	-		-
Impact of stock transactions under stock compensation plans, net			22			38	60		60
Other			1	(4)		3	-	(1)	(1)

Balance at December 31, 2013	2,051	1,034	2,561	10,156	82	(1,295)	14,589	37	14,626
Net income				1,481			1,481	2	1,483
Other comprehensive income					347		347		347
Cash dividends declared:
Common stock at $0.51 per share				(427)			(427)		(427)
Preferred stock(b)				(67)			(67)		(67)
Shares acquired for treasury			72			(726)	(654)		(654)
Issuance of preferred stock		297					297		297
Impact of stock transactions under stock compensation plans, net			13			47	60		60
Other				(2)		2	-		-

Balance at December 31, 2014	2,051	1,331	2,646	11,141	429	(1,972)	15,626	39	15,665
Net income				1,712			1,712	(6)	1,706
Other comprehensive loss					(232)		(232)		(232)
Cash dividends declared:
Common stock at $0.52 per share				(417)			(417)		(417)
Preferred stock(c)				(75)			(75)		(75)
Shares acquired for treasury			(3)			(847)	(850)		(850)
Impact of stock transactions under stock compensation plans, net			23			52	75		75
Other				(3)		3	-	(2)	(2)

Balance at December 31, 2015	$2,051	1,331	2,666	12,358	197	(2,764)	15,839	31	15,870

(a)	For the year ended December 31, 2013, dividends were $1,074.31 per preferred share for Perpetual Preferred Stock, Series G and $796.88 per preferred share for Perpetual Preferred Stock, Series H.
(b)

For the year ended December 31, 2014, dividends were $1,275.00 per preferred share for Perpetual Preferred Stock, Series H, $1,757.46 per preferred share for Perpetual Preferred Stock, Series I and $391.32 per preferred share for Perpetual Preferred Stock, Series J.

(c)

For the year ended December 31, 2015, dividends were $1,275.00 per preferred share for Perpetual Preferred Stock, Series H, $1,656.24 per preferred share for Perpetual Preferred Stock, Series I and $1,225.00 per preferred share for Perpetual Preferred Stock, Series J.

Refer to Notes to Consolidated Financial Statements.

87  Fifth Third Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31 ($ in millions)	2015	2014	2013

Operating Activities
Net income	$1,706	1,483	1,826
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	396	315	229
Depreciation, amortization and accretion	441	414	507
Stock-based compensation expense	100	83	78
(Benefit from) provision for deferred income taxes	(71)	79	253
Securities gains, net	(5)	(21)	(21)
Securities gains, net - non-qualifying hedges on mortgage servicing rights	-	-	(13)
(Recovery of) provision for MSR impairment	(4)	65	(192)
Net gains on sales of loans and fair value adjustments on loans held for sale	(98)	(67)	(622)
Net losses on disposition and impairment of bank premises and equipment	101	19	6
Net losses on disposition and impairment of operating lease equipment	33	-	-
Loss on extinguishment of debt	-	-	8
Proceeds from sales of loans held for sale	5,102	5,477	22,047
Loans originated for sale, net of repayments	(5,142)	(4,874)	(19,003)
Dividends representing return on equity method investments	25	42	54
Gain on sale of Vantiv, Inc. shares	(331)	(125)	(327)
Gain on the TRA associated with Vantiv, Inc.	(31)	(23)	(9)
Net change in:
Trading securities	(34)	(16)	(131)
Other assets	94	(221)	(672)
Accrued taxes, interest and expenses	327	1	8
Other liabilities	(191)	(555)	569

Net Cash Provided by Operating Activities	2,418	2,076	4,595

Investing Activities
Proceeds from sales:
Available-for-sale and other securities	16,828	5,234	9,328
Loans	741	147	657
Bank premises and equipment	37	24	33
Proceeds from repayments / maturities:
Available-for-sale and other securities	2,865	2,265	3,191
Held-to-maturity securities	117	20	74
Purchases:
Available-for-sale and other securities	(26,733)	(10,691)	(16,216)
Bank premises and equipment	(164)	(216)	(274)
Proceeds from sales and dividends representing return of equity method investments	458	279	674
Net change in:
Other short-term investments	5,243	(2,798)	(2,695)
Loans and leases	(3,238)	(3,136)	(4,750)
Operating lease equipment	(85)	(66)	(206)

Net Cash Used in Investing Activities	(3,931)	(8,938)	(10,184)

Financing Activities
Net change in:
Deposits	1,493	2,437	9,758
Federal funds purchased	7	(140)	(618)
Other short-term borrowings	(49)	176	(4,900)
Dividends paid on common stock	(422)	(423)	(393)
Dividends paid on preferred stock	(75)	(67)	(37)
Proceeds from issuance of long-term debt	3,091	6,570	5,044
Repayment of long-term debt	(2,205)	(1,399)	(2,225)
Repurchases of treasury shares and related forward contracts	(850)	(654)	(1,320)
Issuance of preferred stock	-	297	1,034
Other	(28)	(22)	(17)

Net Cash Provided by Financing Activities	962	6,775	6,326

(Decrease) Increase in Cash and Due from Banks	(551)	(87)	737
Cash and Due from Banks at Beginning of Period	3,091	3,178	2,441

Cash and Due from Banks at End of Period	$2,540	3,091	3,178

Refer to Notes to Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to non-cash investing and financing activities.

88  Fifth Third Bancorp

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

Cash and Due From Banks

Cash and due from banks consist of currency and coin, cash items in the process of collection and due from banks. Currency and coin includes both U.S. and foreign currency owned and held at Fifth Third offices and that is in-transit to the FRB. Cash items in the process of collection include checks and drafts that are drawn on another depository institution or the FRB that are payable immediately upon presentation in the U.S. Balances due from banks include noninterest-bearing balances that are funds on deposit at other depository institutions or the FRB.

Securities

Securities are classified as held-to-maturity, available-for-sale or trading on the date of purchase. Only those securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in OCI. Trading securities are reported at fair value with unrealized gains and losses included in noninterest income. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments or DCF models that incorporate market inputs and assumptions including discount rates, prepayment speeds and loss rates. Realized securities gains or losses are reported within noninterest income in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method.

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

Portfolio Loans and Leases

Basis of Accounting

Portfolio loans and leases are generally reported at the principal amount outstanding, net of unearned income, deferred loan fees and costs and any direct principal charge-offs. Direct loan origination fees and costs are deferred and the net amount is amortized over the estimated life of the related loans as a yield adjustment. Interest income is recognized based on the principal balance outstanding computed using the effective interest method.

Loans acquired by the Bancorp through a purchase business combination are recorded at fair value as of the acquisition date. The Bancorp does not carry over the acquired company’s ALLL, nor does the Bancorp add to its existing ALLL as part of purchase accounting.

Purchased loans are evaluated for evidence of credit deterioration at acquisition and recorded at their initial fair value. For loans acquired with no evidence of credit deterioration, the fair value discount or premium is amortized over the contractual life of the loan as an adjustment to yield. For loans acquired with evidence of credit deterioration, the Bancorp determines at the acquisition date the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount representing the difference in the expected cash flows of acquired loans and the initial investment in the acquired loans is accreted into interest income over the remaining life of the loan or pool of loans (accretable yield). Subsequent to the acquisition date, increases in expected cash flows over those expected at the acquisition date are recognized prospectively as interest income over the remaining life of the loan. The present value of any decreases in expected cash flows resulting directly from a change in the contractual interest rate are recognized prospectively as a reduction of the accretable yield. The present value of any decreases in expected cash flows after the acquisition date as a result of credit deterioration is recognized by recording an ALLL or a direct charge-off. Subsequent to the purchase date, the methods utilized to estimate the required ALLL are similar to originated loans. Loans carried at fair value, residential mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of this guidance on loans acquired with deteriorated credit quality.

89 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nonaccrual Loans and Leases

When a loan is placed on nonaccrual status, the accrual of interest, amortization of loan premium, accretion of loan discount and amortization/accretion of deferred net loan fees are discontinued and all previously accrued and unpaid interest is charged against income. Commercial loans are placed on nonaccrual status when there is a clear indication that the borrower’s cash flows may not be sufficient to meet payments as they become due. Such loans are also placed on nonaccrual status when the principal or interest is past due 90 days or more, unless the loan is both well-secured and in the process of collection. The Bancorp classifies residential mortgage loans that have principal and interest payments that have become past due 150 days as nonaccrual unless the loan is both well-secured and in the process of collection. Residential mortgage loans may stay on nonperforming status for an extended time as the foreclosure process typically lasts longer than 180 days. Home equity loans and lines of credit are reported on nonaccrual status if principal or interest has been in default for 90 days or more unless the loan is both well-secured and in the process of collection. Home equity loans and lines of credit that have been in default for 60 days or more are also reported on nonaccrual status if the senior lien has been in default 120 days or more, unless the loan is both well secured and in the process of collection. Residential mortgage, home equity, automobile and other consumer loans and leases that have been modified in a TDR and subsequently become past due 90 days are placed on nonaccrual status unless the loan is both well-secured and in the process of collection. Commercial and credit card loans that have been modified in a TDR are classified as nonaccrual unless such loans have sustained repayment performance of six months or more and are reasonably assured of repayment in accordance with the restructured terms. Well-secured loans are collateralized by perfected security interests in real and/or personal property for which the Bancorp estimates proceeds from the sale would be sufficient to recover the outstanding principal and accrued interest balance of the loan and pay all costs to sell the collateral. The Bancorp considers a loan in the process of collection if collection efforts or legal action is proceeding and the Bancorp expects to collect funds sufficient to bring the loan current or recover the entire outstanding principal and accrued interest balance.

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

Restructured Loans and Leases

A loan is accounted for as a TDR if the Bancorp, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or remaining principal amount of the loan, a reduction of accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk. In 2012, the OCC, a national bank regulatory agency, issued interpretive guidance that requires non-reaffirmed loans included in Chapter 7 bankruptcy filings to be accounted for as nonperforming TDRs and collateral dependent loans regardless of their payment history and capacity to pay in the future. The Bancorp’s banking subsidiary is a state chartered bank which therefore is not subject to guidance of the OCC. The Bancorp does not consider the bankruptcy court’s discharge of the borrower’s debt a concession when the discharged debt is not reaffirmed and as such, these loans are classified as TDRs only if one or more of the previously mentioned concessions are granted.

        The Bancorp measures the impairment loss of a TDR based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original, effective yield of the loan. Residential mortgage loans, home equity loans, automobile loans and other consumer loans modified as part of a TDR are maintained on accrual status, provided there is reasonable assurance of repayment and of performance according to the modified terms based upon a current, well-documented credit evaluation. Commercial loans and credit card loans modified as part of a TDR are maintained on accrual status provided there is a sustained payment history of six months or more prior to the modification in accordance with the modified terms and all remaining contractual payments under the modified terms are reasonably assured of collection.

90  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TDRs of commercial loans and credit cards that do not have a sustained payment history of six months or more in accordance with their modified terms remain on nonaccrual status until a six month payment history is sustained. In certain cases, commercial TDRs on nonaccrual status may be accounted for using the cash basis method for income recognition, provided that full repayment of principal under the modified terms of the loan is reasonably assured.

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

Loans Held for Sale

Loans held for sale primarily represent conforming fixed-rate residential mortgage loans originated or acquired with the intent to sell in the secondary market and jumbo residential mortgage loans, commercial loans, other residential mortgage loans and other consumer loans that management has the intent to sell. Loans held for sale may be carried at the lower of cost or fair value, or carried at fair value where the Bancorp has elected the fair value option of accounting under U.S. GAAP. The Bancorp has elected to measure certain residential mortgage loans originated as held for sale under the fair value option. For loans in which the Bancorp has not elected the fair value option, the lower of cost or fair value is determined at the individual loan level.

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

Other Real Estate Owned

OREO, which is included in other assets, represents property acquired through foreclosure or other proceedings and is carried at the lower of cost or fair value, less costs to sell. All OREO property is periodically evaluated for impairment and decreases in carrying value are recognized as reductions in other noninterest income in the Consolidated Statements of Income. For government-guaranteed mortgage loans, upon foreclosure, a separate other receivable is recognized if certain conditions are met for the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This receivable is also included in other assets, separate from OREO, in the Consolidated Balance Sheets.

ALLL

The Bancorp disaggregates its portfolio loans and leases into portfolio segments for purposes of determining the ALLL. The Bancorp’s portfolio segments include commercial, residential mortgage and consumer. The Bancorp further disaggregates its portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within the commercial portfolio segment include commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction and commercial leasing. The residential mortgage portfolio segment is also considered a class. Classes within the consumer portfolio segment include home equity, automobile, credit card and other consumer loans and leases. For an analysis of the Bancorp’s ALLL by portfolio segment and credit quality information by class, refer to Note 6.

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

91  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses, as well as loans that have been modified in a TDR, are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. Other factors may include the industry and geographic region of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. When individual loans are impaired, allowances are determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow, as well as an evaluation of legal options available to the Bancorp. Allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, fair value of the underlying collateral or readily observable secondary market values. The Bancorp evaluates the collectability of both principal and interest when assessing the need for a loss accrual.

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

Homogenous loans and leases in the residential mortgage and consumer portfolio segments are not individually risk graded. Rather, standard credit scoring systems and delinquency monitoring are used to assess credit risks and allowances are established based on the expected net charge-offs. Loss rates are based on the trailing twelve month net charge-off history by loan category. Historical loss rates may be adjusted for certain prescriptive and qualitative factors that, in management’s judgment, are necessary to reflect losses inherent in the portfolio. Factors that management considers in the analysis include the effects of the national and local economies; trends in the nature and volume of delinquencies, charge-offs and nonaccrual loans; changes in loan mix; credit score migration comparisons; asset quality trends; risk management and loan administration; changes in the internal lending policies and credit standards; collection practices; and examination results from bank regulatory agencies and the Bancorp’s internal credit reviewers.

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

Reserve for Unfunded Commitments

The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the Consolidated Balance Sheets. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and historical loss rates based on credit grade migration. This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of the Bancorp’s ALLL, as previously discussed. Net adjustments to the reserve for unfunded commitments are included in other noninterest expense in the Consolidated Statements of Income.

Loan Sales and Securitizations

The Bancorp periodically sells loans through either securitizations or individual loan sales in accordance with its investment policies. The sold loans are removed from the balance sheet and a net gain or loss is recognized in the Consolidated Financial Statements at the time of sale. The Bancorp typically isolates the loans through the use of a VIE and thus is required to assess whether the entity holding the sold or securitized loans is a VIE and whether the Bancorp is the primary beneficiary and therefore consolidator of that VIE. If the Bancorp holds the power to direct activities most significant to the economic performance of the VIE and has the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE, then the Bancorp will generally be deemed the primary beneficiary of the VIE. If the Bancorp is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate. Refer to Note 11 for further information on consolidated and non-consolidated VIEs.

The Bancorp’s loan sales and securitizations are generally structured with servicing retained. As a result, servicing rights resulting from residential mortgage loan sales are initially recorded at fair value and subsequently amortized in proportion to and over the period of estimated net servicing revenues and are reported as a component of mortgage banking net revenue in the Consolidated Statements of Income. Servicing rights are assessed for impairment monthly, based on fair value, with temporary impairment recognized through a valuation allowance and other-than-temporary impairment recognized through a write-off of the servicing asset and related valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing rights include the prepayment speeds of the underlying loans, the weighted-average life, the discount rate and the weighted-average coupon, as applicable. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. The Bancorp monitors risk and adjusts its valuation allowance as necessary to adequately reserve for impairment in the servicing portfolio. For purposes of measuring impairment, the mortgage servicing rights are stratified into classes based on the financial asset type (fixed-rate vs. adjustable-rate) and interest rates. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in noninterest income in the Consolidated Statements of Income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

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

92  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Legal Contingencies

The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict and significant judgment may be required in the determination of both the probability of loss and whether the amount of the loss is reasonably estimable. The Bancorp’s estimates are subjective and are based on the status of legal and regulatory proceedings, the merit of the Bancorp’s defenses and consultation with internal and external legal counsel. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. This accrual is included in other liabilities in the Consolidated Balance Sheets and is adjusted from time to time as appropriate to reflect changes in circumstances. Legal expenses are recorded in other noninterest expense in the Consolidated Statements of Income.

Bank Premises and Equipment and Other Long-Lived Assets

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

Deferred income tax assets and liabilities are determined using the balance sheet method and the net deferred tax asset or liability by taxing jurisdiction is reported in other assets or accrued taxes, interest and expenses in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and reflects enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are subject to a valuation allowance based on management’s judgment that realization is more likely than not. This analysis is performed on a quarterly basis and includes an evaluation of all positive and negative evidence, such as the limitation on the use of any net operating losses, to determine whether realization is more likely than not.

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

93  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment exists when a reporting unit’s carrying amount of goodwill exceeds its implied fair value. In testing goodwill for impairment, U.S. GAAP permits the Bancorp to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In this qualitative assessment, the Bancorp evaluates events and circumstances which may include, but are not limited to, the general economic environment, banking industry and market conditions, the overall financial performance of the Bancorp, the performance of the Bancorp’s common stock, the key financial performance metrics of the Bancorp’s reporting units and events affecting the reporting units. If, after assessing the totality of events and circumstances, the Bancorp determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test would be unnecessary. However, if the Bancorp concludes otherwise or elects to bypass the qualitative assessment, it would then be required to perform the first step (Step 1) of the goodwill impairment test, and continue to the second step (Step 2), if necessary. Step 1 of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, Step 2 of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

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

94  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

The Bancorp recognizes compensation expense for the grant-date fair value of stock-based awards that are expected to vest over the requisite service period. All awards, both those with cliff vesting and graded vesting, are expensed on a straight-line basis. Awards to employees that meet eligible retirement status are expensed immediately. As compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise or release of restrictions. At the time awards are exercised, cancelled, expire or restrictions are released, the Bancorp may be required to recognize an adjustment to income tax expense for the difference between the previously estimated tax deduction and the actual tax deduction realized. For further information on the Bancorp’s stock-based compensation plans, refer to Note 24.

Pension Plans

The Bancorp uses an expected long-term rate of return applied to the fair market value of assets as of the beginning of the year and the expected cash flow during the year for calculating the expected investment return on all pension plan assets. Amortization of the net gain or loss resulting from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value) is included as a component of net periodic benefit cost. If, as of the beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation and the market-related value of plan assets, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan. The Bancorp uses a third-party actuary to compute the remaining service period of participating employees. This period reflects expected turnover, pre-retirement mortality and other applicable employee demographics.

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

95  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bancorp adopted the amended guidance on January 1, 2015 and did not make an accounting policy election to apply the proportional amortization method for its investments in qualified affordable housing projects. Therefore, the adoption of the amended guidance did not have a material impact on the Consolidated Financial Statements. The required disclosures are included in Note 11.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, the FASB issued amended guidance that clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amended guidance clarifies that an in substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either 1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or 2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the amended guidance requires interim and annual disclosures of both 1) the amount of foreclosed residential real estate property held by the creditor and 2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Bancorp adopted the amended guidance on January 1, 2015 and the adoption of the amended guidance did not have a material impact on the Consolidated Financial Statements. The required disclosures are included in Note 6.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued amended guidance that changes the criteria for reporting discontinued operations. The amended guidance requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: 1) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; 2) the component of an entity or group of components of an entity is disposed of by sale; or 3) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). The amended guidance requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. The amended guidance is to be applied prospectively for 1) all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; and 2) all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Bancorp adopted the amended guidance on January 1, 2015 and the adoption of the amended guidance did not have a material impact on the Consolidated Financial Statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016 and interim reporting periods within those fiscal years. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.

Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures

In June 2014, the FASB issued amended guidance that changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. The amended guidance also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amended guidance requires disclosures for certain transactions comprising: 1) a transfer of a financial asset accounted for as a sale and 2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The amended guidance also requires new disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption prohibited. Changes in accounting for transactions outstanding on the effective date should be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The disclosures for certain transactions accounted for as a sale are required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. The Bancorp adopted the amended guidance on January 1, 2015 and the adoption of the amended guidance did not have a material impact on the Consolidated Financial Statements. The required disclosures are included in Note 15.

96  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Share-Based Payments When the Terms of the Award Provide That a Performance Target Could be Achieved after the Requisite Service Period

In June 2014, the FASB issued amended guidance which clarifies that a performance target that affects vesting and can be achieved after the requisite service period be treated as a performance condition. The amended guidance provides that an entity should apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amended guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The amended guidance may be adopted either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying the amended guidance as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. The Bancorp adopted the amended guidance prospectively on January 1, 2016 and the adoption of the amended guidance did not have a material impact on the Consolidated Financial Statements.

Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the FASB issued amended guidance that provides an alternative to ASC Topic 820: Fair Value Measurement for measuring the financial assets and financial liabilities of a CFE, such as a collateralized debt obligation or a collateralized loan obligation entity consolidated as a VIE when a) all of the financial assets and the financial liabilities of that CFE are measured at fair value in the consolidated financial statements and b) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. If elected, the measurement alternative would allow the Bancorp to measure both the financial assets and the financial liabilities of the CFE by using the more observable of the fair value of the financial assets or the fair value of the financial liabilities and to eliminate any measurement difference. When the measurement alternative is not elected for a consolidated CFE within the scope of this amended guidance, the amendments clarify that 1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated CFE should be measured using the requirements of Topic 820 and 2) any difference in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated CFE should be reflected in earnings and attributed to the Bancorp in the Consolidated Statements of Income. The amended guidance may be applied retrospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Bancorp adopted the amended guidance on January 1, 2016 and the adoption did not have a material impact on the Consolidated Financial Statements.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

In August 2014, the FASB issued amended guidance clarifying the classification of certain foreclosed mortgage loans that are either full or partially guaranteed under government programs. The amended guidance requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable would be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amended guidance may be applied prospectively or through a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Bancorp adopted the amended guidance prospectively on January 1, 2015 and the adoption of the amended guidance did not have a material impact on the Consolidated Financial Statements. The required disclosures are included in Note 6.

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity

In November 2014, the FASB issued amended guidance that clarifies how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative features being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The effects of initially adopting the amended guidance should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective and shall be reported as a cumulative-effect adjustment directly to retained earnings as of the beginning of the year of adoption. The Bancorp adopted the amended guidance on January 1, 2016 and the adoption of the amended guidance did not have a material impact on the Consolidated Financial Statements.

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

In January 2015, the FASB issued amended guidance that eliminates the concept of extraordinary items from U.S. GAAP. Presently, an event or transaction is presumed to be an ordinary and usual activity of a reporting entity unless evidence clearly supports its classification as an extraordinary item, which must be both unusual in nature and infrequent in occurrence.

97  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An entity was required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. An entity was also required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The amended guidance may be applied prospectively or retrospectively to all periods presented in the financial statements. The Bancorp adopted the amended guidance prospectively on January 1, 2016 and the adoption of the amended guidance did not have a material impact on the Consolidated Financial Statements.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued amended guidance that changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amended guidance 1) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; 2) eliminates the presumption that a general partner should consolidate a limited partnership; 3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4) provides a scope exception from consolidation guidance for reporting entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The amended guidance may be applied using either a retrospective approach or a modified retrospective approach with a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Bancorp adopted the amended guidance on January 1, 2016 and the adoption of the amended guidance did not have a material impact on the Consolidated Financial Statements.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued amended guidance to address the different balance sheet presentation requirements for debt issuance costs and debt discounts and premiums. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amended guidance. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The amended guidance should be applied retrospectively, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the amended guidance. As of December 31, 2015 and 2014, the Bancorp had approximately $34 million and $36 million of debt issuance costs, respectively, recorded within other assets in the Consolidated Balance Sheets that were required to be reclassified and presented as a direct deduction from the debt liability upon the adoption of the amended guidance on January 1, 2016.

Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets

In April 2015, the FASB issued amended guidance intended to simplify an entity’s measurement of the fair value of plan assets of a defined benefit pension or other postretirement benefit plan when the fiscal year-end does not coincide with a month end. For an entity with a fiscal year-end that does not coincide with a month-end, the amended guidance provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The amended guidance should be applied prospectively. The adoption of the amended guidance did not have an impact on the Consolidated Financial Statements as the Bancorp’s fiscal year-end coincides with a month end.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued amended guidance on a customer’s accounting for fees paid in a cloud computing arrangement. Under the amended guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The amended guidance may be applied either prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. The Bancorp adopted the amended guidance prospectively on January 1, 2016 and the adoption did not have material impact on the Consolidated Financial Statements.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share

In May 2015, the FASB issued amended guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amended guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amended guidance should be applied retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. The Bancorp adopted the amended guidance on January 1, 2016 and the adoption did not have a material impact on the Consolidated Financial Statements.

Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Agreements

In August 2015, the FASB issued amended guidance about the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements.

98  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Given the absence of authoritative guidance for debt issuance costs related to line of credit arrangements within ASU 2015-03, the amended guidance provides that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there were any outstanding borrowings on the line of credit arrangement. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amended guidance should be applied retrospectively, where in the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the amendments. Early adoption is permitted for financial statements that have not been previously issued. The Bancorp adopted the amended guidance on January 1, 2016 and the adoption did not have a material impact on the Consolidated Financial Statements.

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued amended guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. The amended guidance eliminates the requirement to retrospectively account for those adjustments and requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer shall record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amended guidance requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with earlier application permitted for financial statements that have not been issued. The amended guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the amended guidance. The Bancorp adopted the amended guidance on January 1, 2016 and the adoption did not have an impact on the Consolidated Financial Statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued amended guidance to improve certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Specifically, the amendments significantly revise an entity’s accounting related to 1) the classification and measurement of investments in equity securities, 2) the presentation of certain fair value changes for financial liabilities measured at fair value, and 3) certain disclosure requirements associated with the fair value of financial instruments. The amendments require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes as a result of an observable price change. The amendments also simplify the impairment assessment of equity investments for which fair value is not readily determinable by requiring an entity to perform a qualitative assessment to identify impairment. If qualitative indicators are identified, the entity will be required to measure the investment at fair value. For financial liabilities that an entity has elected to measure at fair value, the amendments require an entity to present separately in other comprehensive income the portion of the change in fair value that results from a change in instrument-specific credit risk. For public business entities, the amendments 1) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate fair value for financial instruments measured at amortized cost and 2) require, for disclosure purposes, the use of an exit price notion in the determination of the fair value of financial instruments. The amended guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. Upon adoption, the Bancorp will be required to make a cumulative-effect adjustment to the Consolidated Balance Sheets as of the beginning of the fiscal year of adoption. The guidance on equity securities without readily determinable fair value will be applied prospectively to all equity investments that exist as of the date of adoption of the standard. Early adoption of the amendments is not permitted with the exception of the presentation of certain fair value changes for financial liabilities measured at fair value for which early application is permitted. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements.

99 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the years ended December 31:

($ in millions)	2015	2014	2013

Cash Payments:
Interest	$475	429	406
Income taxes	400	550	535

Non-cash Investing and Financing Activities:
Portfolio loans to loans held for sale	487	855	641
Loans held for sale to portfolio loans	288	31	44
Portfolio loans to OREO	105	145	204
Loans held for sale to OREO	-	2	4
Capital lease obligation	4	15	-

3. RESTRICTIONS ON CASH, DIVIDENDS AND OTHER CAPITAL ACTIONS

The FRB, under Regulation D, requires that banks hold cash in reserve against deposit liabilities, known as the reserve requirement. The reserve requirement is calculated based on a two-week average of daily net transaction account deposits as defined by the FRB and may be satisfied with average vault cash during the following two-week maintenance period. When vault cash is not sufficient to meet the reserve requirement, the remaining amount must be satisfied with average funds held at the FRB. At December 31, 2015 and 2014, the Bancorp’s banking subsidiary reserve requirement was $1.9 billion and $1.8 billion, respectively. The Bancorp’s banking subsidiary satisfied its reserve requirement during the two-week maintenance periods covering December 31, 2015 and 2014. The noninterest-bearing portion of the Bancorp’s deposit at the FRB is held in cash and due from banks in the Consolidated Balance Sheets while the interest-bearing portion is held in other short-term investments in the Consolidated Balance Sheets.

The dividends paid by the Bancorp’s indirect banking subsidiary are subject to regulations and limitations prescribed by state and federal supervisory agencies. The Bancorp’s indirect banking subsidiary paid the Bancorp’s direct nonbank subsidiary holding company, which in turn paid the Bancorp $1.0 billion and $1.1 billion in dividends during the years ended December 31, 2015 and 2014, respectively.

In 2011, the FRB adopted the capital plan rule, which requires BHCs with consolidated assets of $50 billion or more to submit annual capital plans to the FRB for review. Under the rule, these capital plans must include detailed descriptions of the following: the BHC’s internal processes for assessing capital adequacy; the policies governing capital actions such as common stock issuances, dividends, and share repurchases; and all planned capital actions over a nine-quarter planning horizon. Further, each BHC must also report to the FRB the results of stress tests conducted by the BHC under a number of scenarios that assess the sources and uses of capital under baseline and stressed economic scenarios. The FRB launched the 2015 stress testing program and CCAR on October 23, 2014, with firm submissions of stress test results and capital plans due to the FRB on January 5, 2015, which the Bancorp submitted as required.

The FRB’s review of the capital plan assessed the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan. Additionally, the FRB reviewed the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above the minimum regulatory capital ratios and above a Tier I common ratio (changed to CET1 on January 1, 2015) of 5% on a pro forma basis under expected and stressful conditions throughout the planning horizon. The FRB assessed the Bancorp’s strategies for addressing proposed revisions to the regulatory capital framework agreed upon by the BCBS and requirements arising from the DFA.

On March 11, 2015, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2015 CCAR. For BHCs that proposed capital distributions in their plans, the FRB either objected to the plan or provided a non-objection whereby the FRB permitted the proposed 2015 capital distributions. The FRB indicated to the Bancorp that it did not object to the following capital actions for the period beginning April 1, 2015 and ending June 30, 2016:

●	The potential increase in the quarterly common stock dividend to $0.14 per share in 2016;
●	The potential repurchase of common shares in an amount up to $765 million; and
●	The additional ability to repurchase shares in the amount of any after-tax gains from the sale of Vantiv, Inc. common stock.

As contemplated by the 2014 capital plan part of the FRB’s CCAR, during the first quarter of 2015, the Bancorp entered into a $180 million accelerated share repurchase transaction. As contemplated by the 2015 capital plan part of the FRB’s CCAR, the Bancorp entered into $155 million, $300 million and $215 million of accelerated share repurchase transactions during the second, third and fourth quarters of 2015, respectively.

Additionally, as a CCAR institution, the Bancorp is required to disclose the results of its company-run stress test under the supervisory severely adverse scenario, and to provide information related to the types of risk included in its stress testing; a general description of the methodologies used; estimates of certain financial results and pro forma capital ratios; and an explanation of the most significant causes of changes in regulatory capital ratios. On March 5, 2015 the Bancorp publicly disclosed the results of its company-run stress test as required by the DFA stress testing rules, in a press release.

The BHCs that participated in the 2015 CCAR, including the Bancorp, were required to also conduct mid-cycle company-run stress tests using data as of March 31, 2015. The stress tests must be based on three BHC defined scenarios – baseline, adverse and severely adverse. The Bancorp submitted the results of its mid-cycle stress test to the FRB by the required July 6, 2015 submission date. In addition, the Bancorp published a Form 8-K providing a summary of the results under the severely adverse scenario on July 27, 2015. These results represented estimates of the Bancorp’s results from the second quarter of 2015 through the second quarter of 2017 under the severely adverse scenario.

100  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENT SECURITIES

The following table provides the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and other and held-to-maturity investment securities portfolios as of December 31:

		2015				2014
($ in millions)		Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$	1,155	32	-	1,187	1,545	87	-	1,632
Obligations of states and political subdivisions securities		50	2	-	52	185	7	-	192
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)		14,811	283	(13)	15,081	11,968	437	(1)	12,404
Agency commercial mortgage-backed securities		7,795	100	(33)	7,862	4,465	101	(1)	4,565
Non-agency commercial mortgage-backed securities		2,801	35	(32)	2,804	1,489	61	-	1,550
Asset-backed securities and other debt securities		1,363	13	(21)	1,355	1,324	40	(2)	1,362
Equity securities(b)		703	2	(2)	703	701	3	(1)	703

Total available-for-sale and other securities	$	28,678	467	(101)	29,044	21,677	736	(5)	22,408

Held-to-maturity securities:
Obligations of states and political subdivisions securities	$	68	-	-	68	186	-	-	186
Asset-backed securities and other debt securities		2	-	-	2	1	-	-	1

Total held-to-maturity securities	$	70	-	-	70	187	-	-	187

(a)

Includes interest-only mortgage-backed securities of $50 and $175 as of December 31, 2015 and 2014, respectively, recorded at fair value with fair value changes recorded in securities gains, net, in the Consolidated Statements of Income.

(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $355, and $1, respectively, at December 31, 2015 and $248, $352 and $0, respectively, at December 31, 2014, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities for the years ended December 31:

($ in millions)	2015	2014	2013

Realized gains	$97	70	77
Realized losses	(76)	(9)	(102)
OTTI	(5)	(24)	(74)

Net realized gains (losses)(a)	$16	37	(99)

(a)

Excludes net losses on interest-only mortgage-backed securities of $4 and $17 for the years ended December 31, 2015 and 2014, respectively, and net gains on interest-only mortgage-backed securities of $129 for the year ended December 31, 2013.

Trading securities were $386 million as of December 31, 2015, compared to $360 million at December 31, 2014. The following table presents total gains and losses that were recognized in income from trading securities for the years ended December 31:

($ in millions)	2015	2014	2013

Realized gains(a)	$6	8	5
Realized losses(b)	(10)	(7)	(8)
Net unrealized (losses) gains(c)	(3)	(3)	3

Total trading securities losses	$(7)	(2)	-

(a)

Includes realized gains of $6, $4 and $4 for the years ended December 31, 2015, 2014 and 2013, respectively, recorded in corporate banking revenue and investment advisory revenue in the Consolidated Statements of Income.

(b)

Includes realized losses of $10, $7 and $8 for the years ended December 31, 2015, 2014 and 2013, respectively, recorded in corporate banking revenue and investment advisory revenue in the Consolidated Statements of Income.

(c)

Includes an immaterial amount of net unrealized gains for the years ended December 31, 2015, 2014 and 2013 recorded in corporate banking revenue and investment advisory revenue in the Consolidated Statements of Income.

At December 31, 2015 and 2014, securities with a fair value of $11.0 billion and $14.2 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

101  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale and other and held-to-maturity investment securities as of December 31, 2015 are shown in the following table:

	Available-for-Sale and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Debt securities:(a)
Less than 1 year	$695	707	43	43
1-5 years	7,277	7,441	12	12
5-10 years	18,191	18,372	13	13
Over 10 years	1,812	1,821	2	2
Equity securities	703	703	-	-

Total	$28,678	29,044	70	70

(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of December 31:

	Less than 12 months		12 months or more		Total

		Unrealized		Unrealized		Unrealized
($ in millions)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

2015
Agency residential mortgage-backed securities	$2,903	(13)	-	-	2,903	(13)
Agency commercial mortgage-backed securities	3,111	(33)	-	-	3,111	(33)
Non-agency commercial mortgage-backed securities	1,610	(32)	-	-	1,610	(32)
Asset-backed securities and other debt securities	623	(11)	226	(10)	849	(21)
Equity securities	1	(1)	37	(1)	38	(2)

Total	$8,248	(90)	263	(11)	8,511	(101)

2014
Agency residential mortgage-backed securities	$73	(1)	-	-	73	(1)
Agency commercial mortgage-backed securities	355	(1)	-	-	355	(1)
Asset-backed securities and other debt securities	286	(1)	74	(1)	360	(2)
Equity securities	-	-	30	(1)	30	(1)

Total	$714	(3)	104	(2)	818	(5)

Other-Than-Temporary Impairments

The Bancorp recognized $5 million, $24 million and $74 million of OTTI on its available-for-sale and other debt securities, included in securities gains, net and securities gains, net – non-qualifying hedges on mortgage servicing rights in the Consolidated Statements of Income during the years ended December 31, 2015, 2014 and 2013, respectively. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or held-to-maturity debt securities during the years ended December 31, 2015, 2014 and 2013. At December 31, 2015, 1% of unrealized losses in the available-for-sale and other securities portfolio were represented by non-rated securities, compared to less than 1% at December 31, 2014.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans and leases classified based upon product or collateral as of December 31:

($ in millions)	2015	2014

Loans and leases held for sale:
Commercial and industrial loans	$20	36
Commercial mortgage loans	34	11
Commercial construction loans	-	2
Commercial leases	-	1
Residential mortgage loans	708	1,193
Home equity	35	-
Automobile loans	4	-
Credit card	101	-
Other consumer loans and leases	1	18

Total loans and leases held for sale	$903	1,261

Portfolio loans and leases:
Commercial and industrial loans	$42,131	40,765
Commercial mortgage loans	6,957	7,399
Commercial construction loans	3,214	2,069
Commercial leases	3,854	3,720

Total commercial loans and leases	56,156	53,953

Residential mortgage loans	13,716	12,389
Home equity	8,301	8,886
Automobile loans	11,493	12,037
Credit card	2,259	2,401
Other consumer loans and leases	657	418

Total consumer loans and leases	36,426	36,131

Total portfolio loans and leases	$92,582	90,084

Total portfolio loans and leases are recorded net of unearned income, which totaled $624 million as of December 31, 2015 and $665 million as of December 31, 2014. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs and fair value adjustments (associated with acquired loans or loans designated as fair value upon origination) which totaled a net premium of $220 million and $169 million as of December 31, 2015 and 2014, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $11.9 billion and $11.1 billion at December 31, 2015 and 2014, respectively, pledged at the FHLB, and loans of $33.7 billion and $33.9 billion at December 31, 2015 and 2014, respectively, pledged at the FRB.

103  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the total loans and leases owned by the Bancorp and net charge-offs as of and for the years ended December 31:

	Balance		90 Days Past Due and Still Accruing		Net Charge-Offs

($ in millions)	2015	2014	2015	2014	2015	2014

Commercial and industrial loans	$42,151	40,801	7	-	229	222
Commercial mortgage loans	6,991	7,410	-	-	27	26
Commercial construction loans	3,214	2,071	-	-	3	12
Commercial leases	3,854	3,721	-	-	2	1
Residential mortgage loans	14,424	13,582	40	56	17	126
Home equity	8,336	8,886	-	-	39	59
Automobile loans	11,497	12,037	10	8	28	27
Credit card	2,360	2,401	18	23	82	82
Other consumer loans and leases	658	436	-	-	19	20

Total loans and leases	$93,485	91,345	75	87	446	575

Less: Loans and leases held for sale	$903	1,261

Total portfolio loans and leases	$92,582	90,084

The Bancorp engages in commercial lease products primarily related to the financing of commercial equipment. The Bancorp had $3.1 billion and $2.8 billion of direct financing leases, net of unearned income, at December 31, 2015 and 2014, respectively, and $801 million and $874 million of leveraged leases, net of unearned income, at December 31, 2015 and 2014, respectively.

Pre-tax income from leveraged leases was $27 million during the year ended December 31, 2015 and $25 million during both the years ended December 31, 2014 and 2013 and the tax effect of this income was an expense of $1 million for the year ended December 31, 2015 and $9 million during both the years ended December 31, 2014 and 2013.

The following table provides the components of the commercial lease financing portfolio as of December 31:

($ in millions)	2015	2014

Rentals receivable, net of principal and interest on nonrecourse debt	$3,550	3,589
Estimated residual value of leased assets	906	779
Initial direct cost, net of amortization	22	17

Gross investment in lease financing	4,478	4,385
Unearned income	(624)	(665)

Net investment in commercial lease financing(a)	$3,854	3,720

(a)	The accumulated allowance for uncollectible minimum lease payments was $47 and $45 at December 31, 2015 and 2014, respectively.

The Bancorp periodically reviews residual values associated with its leasing portfolio. Declines in residual values that are deemed to be other-than-temporary are recognized as a loss. The Bancorp recognized $8 million and $4 million of residual value write-downs related to commercial leases for the years ended December 31, 2015 and 2014, respectively. The residual value write-downs related to commercial leases are recorded in corporate banking revenue in the Consolidated Statements of Income. At December 31, 2015, the minimum future lease payments receivable for each of the years 2016 through 2020 was $715 million, $632 million, $532 million, $449 million and $333 million, respectively.

104  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses

The following tables summarize transactions in the ALLL by portfolio segment for the years ended December 31:

		Residential
2015 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total

Balance, beginning of period	$875	104	237	106	1,322
Losses charged-off	(298)	(28)	(216)	-	(542)
Recoveries of losses previously charged-off	37	11	48	-	96
Provision for loan and lease losses	226	13	148	9	396

Balance, end of period	$840	100	217	115	1,272

		Residential
2014 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total

Balance, beginning of period	$1,058	189	225	110	1,582
Losses charged-off	(299)	(139)	(241)	-	(679)
Recoveries of losses previously charged-off	38	13	53	-	104
Provision for loan and lease losses	78	41	200	(4)	315

Balance, end of period	$875	104	237	106	1,322

		Residential
2013 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total

Balance, beginning of period	$1,236	229	278	111	1,854
Losses charged-off	(284)	(70)	(283)	-	(637)
Recoveries of losses previously charged-off	64	10	62	-	136
Provision for loan and lease losses	42	20	168	(1)	229

Balance, end of period	$1,058	189	225	110	1,582

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:

		Residential
As of December 31, 2015 ($ in millions)	Commercial	Mortgage	Consumer	Unallocated	Total

ALLL:(a)
Individually evaluated for impairment	$119 (c)	67	49	-	235
Collectively evaluated for impairment	721	33	168	-	922
Unallocated	-	-	-	115	115

Total ALLL	$840	100	217	115	1,272

Portfolio loans and leases:(b)
Individually evaluated for impairment	$815 (c)	630	424	-	1,869
Collectively evaluated for impairment	55,341	12,917	22,286	-	90,544
Loans acquired with deteriorated credit quality	-	2	-	-	2

Total portfolio loans and leases	$56,156	13,549	22,710	-	92,415

(a)	Includes $5 related to leveraged leases at December 31, 2015.
(b)	Excludes $167 of residential mortgage loans measured at fair value and includes $801 of leveraged leases, net of unearned income, at December 31, 2015.
(c)

Includes five restructured loans at December 31, 2015 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $27 and an ALLL of $15.

105  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$179	(c)	65	61	-	305
Collectively evaluated for impairment	696		39	176	-	911
Unallocated	-		-	-	106	106
Total ALLL	$875		104	237	106	1,322
Portfolio loans and leases:(b)
Individually evaluated for impairment	$1,260	(c)	518	483	-	2,261
Collectively evaluated for impairment	52,693		11,761	23,259	-	87,713
Loans acquired with deteriorated credit quality	-		2	-	-	2
Total portfolio loans and leases	$53,953		12,281	23,742	-	89,976
(a)	Includes $6 related to leveraged leases at December 31, 2014.
(b)	Excludes $108 of residential mortgage loans measured at fair value and includes $874 of leveraged leases, net of unearned income, at December 31, 2014.
(c)

Includes five restructured loans at December 31, 2014 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $28 and an ALLL of $10.

CREDIT RISK PROFILE

Commercial Portfolio Segment

For purposes of monitoring the credit quality and risk characteristics of its commercial portfolio segment, the Bancorp disaggregates the segment into the following classes: commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction and commercial leases.

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

106  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of December 31, 2015 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,756	1,633	1,742	-	42,131
Commercial mortgage owner-occupied loans	3,344	124	191	-	3,659
Commercial mortgage nonowner-occupied loans	3,105	63	130	-	3,298
Commercial construction loans	3,201	4	9	-	3,214
Commercial leases	3,724	93	37	-	3,854
Total commercial loans and leases	$52,130	1,917	2,109	-	56,156

As of December 31, 2014 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,013	1,352	1,400	-	40,765
Commercial mortgage owner-occupied loans	3,430	137	267	-	3,834
Commercial mortgage nonowner-occupied loans	3,198	76	284	7	3,565
Commercial construction loans	1,966	65	38	-	2,069
Commercial leases	3,678	9	33	-	3,720
Total commercial loans and leases	$50,285	1,639	2,022	7	53,953

Residential Mortgage and Consumer Portfolio Segments

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card and other consumer loans and leases. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans is presented by class in the age analysis section while the performing versus nonperforming status is presented in the following table. Refer to the nonaccrual loans and leases section of Note 1 for additional delinquency and nonperforming information.

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of December 31:

		2015		2014
($ in millions)		Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$	13,498	51	12,204	77
Home equity		8,222	79	8,793	93
Automobile loans		11,491	2	12,036	1
Credit card		2,226	33	2,360	41
Other consumer loans and leases		657	-	418	-
Total residential mortgage and consumer loans and leases(a)	$	36,094	165	35,811	212
(a)	Excludes $167 and $108 of loans measured at fair value at December 31, 2015 and 2014, respectively.

107  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases, by age and class:

	Current	Past Due				90 Days Past
	Loans and	30-89	90 Days	Total	Total Loans	Due and Still
As of December 31, 2015 ($ in millions)	Leases(c)	Days(c)	or More(c)	Past Due	and Leases	Accruing
Commercial loans and leases:
Commercial and industrial loans	$41,996	55	80	135	42,131	7
Commercial mortgage owner-occupied loans	3,610	15	34	49	3,659	-
Commercial mortgage nonowner-occupied loans	3,262	9	27	36	3,298	-
Commercial construction loans	3,214	-	-	-	3,214	-
Commercial leases	3,850	3	1	4	3,854	-
Residential mortgage loans(a)(b)	13,420	37	92	129	13,549	40
Consumer loans and leases:
Home equity	8,158	82	61	143	8,301	-
Automobile loans	11,407	75	11	86	11,493	10
Credit card	2,207	29	23	52	2,259	18
Other consumer loans and leases	656	1	-	1	657	-
Total portfolio loans and leases(a)	$91,780	306	329	635	92,415	75
(a)	Excludes $167 of residential mortgage loans measured at fair value at December 31, 2015.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2015, $102 of these loans were 30-89 days past due and $335 were 90 days or more past due. The Bancorp recognized $8 of losses during the year ended December 31, 2015 due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrual loans and leases.

	Current	Past Due				90 Days Past
	Loans and	30-89	90 Days	Total	Total Loans	Due and Still
As of December 31, 2014 ($ in millions)	Leases(c)	Days(c)	or More(c)	Past Due	and Leases	Accruing
Commercial loans and leases:
Commercial and industrial loans	$40,651	29	85	114	40,765	-
Commercial mortgage owner-occupied loans	3,774	7	53	60	3,834	-
Commercial mortgage nonowner-occupied loans	3,537	11	17	28	3,565	-
Commercial construction loans	2,069	-	-	-	2,069	-
Commercial leases	3,717	3	-	3	3,720	-
Residential mortgage loans(a)(b)	12,109	38	134	172	12,281	56
Consumer loans and leases:
Home equity	8,710	100	76	176	8,886	-
Automobile loans	11,953	74	10	84	12,037	8
Credit card	2,335	34	32	66	2,401	23
Other consumer loans and leases	417	1	-	1	418	-
Total portfolio loans and leases(a)	$89,272	297	407	704	89,976	87
(a)	Excludes $108 of residential mortgage loans measured at fair value at December 31, 2014.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2014, $99 of these loans were 30-89 days past due and $373 were 90 days or more past due. The Bancorp recognized $14 of losses during the year ended December 31, 2014 due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrual loans and leases.

108  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Portfolio Loans and Leases

Larger commercial loans and leases included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp also performs an individual review on loans and leases that are restructured in a TDR. The Bancorp considers the current value of collateral, credit quality of any guarantees, the loan structure and other factors when evaluating whether an individual loan or lease is impaired. Other factors may include the geography and industry of the borrower, size and financial condition of the borrower, cash flow and leverage of the borrower and the Bancorp’s evaluation of the borrower’s management. Smaller-balance homogenous loans or leases that are collectively evaluated for impairment are not included in the following tables.

The following tables summarize the Bancorp’s impaired portfolio loans and leases, by class, that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR as of December 31:

2015 ($ in millions)		Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$	412	346		84
Commercial mortgage owner-occupied loans(b)		28	21		5
Commercial mortgage nonowner-occupied loans		75	64		12
Commercial construction loans		4	4		2
Commercial leases		3	3		1
Restructured residential mortgage loans		450	444		67
Restructured consumer loans and leases:
Home equity		226	225		32
Automobile loans		17	16		2
Credit card		61	61		15
Total impaired portfolio loans and leases with a related ALLL	$	1,276	1,184		220
With no related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$	228	182		-
Commercial mortgage owner-occupied loans		54	51		-
Commercial mortgage nonowner-occupied loans		126	111		-
Commercial construction loans		9	5		-
Commercial leases		1	1		-
Restructured residential mortgage loans		210	186		-
Restructured consumer loans and leases:
Home equity		122	119		-
Automobile loans		3	3		-
Total impaired portfolio loans and leases with no related ALLL		753	658		-
Total impaired portfolio loans and leases	$	2,029	1,842	(a)	220
(a)

Includes $491, $607 and $372, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $203, $23 and $52, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at December 31, 2015.

(b)

Excludes five restructured loans at December 31, 2015 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $27, a recorded investment of $27 and an ALLL of $15.

109  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL

With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$598	486		149
Commercial mortgage owner-occupied loans(b)	54	46		14
Commercial mortgage nonowner-occupied loans	69	57		4
Commercial construction loans	18	15		-
Commercial leases	3	3		2
Restructured residential mortgage loans	388	383		65
Restructured consumer loans and leases:
Home equity	203	201		42
Automobile loans	19	19		3
Credit card	78	78		16

Total impaired portfolio loans and leases with a related ALLL	$1,430	1,288		295

With no related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$311	276		-
Commercial mortgage owner-occupied loans	72	68		-
Commercial mortgage nonowner-occupied loans	251	231		-
Commercial construction loans	48	48		-
Commercial leases	2	2		-
Restructured residential mortgage loans	155	135		-
Restructured consumer loans and leases:
Home equity	183	180		-
Automobile loans	5	5		-

Total impaired portfolio loans and leases with no related ALLL	1,027	945		-

Total impaired portfolio loans and leases	$2,457	2,233	(a)	295

(a)

Includes $869, $485 and $420, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $214, $33 and $63, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at December 31, 2014.

(b)

Excludes five restructured loans at December 31, 2014 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $28, a recorded investment of $28 and an ALLL of $10.

The following table summarizes the Bancorp’s average impaired portfolio loans and leases, by class, and interest income, by class, for the years ended December 31:

	2015		2014		2013

($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial loans and leases:
Commercial and industrial loans	$663	21	786	25	517	16
Commercial mortgage owner-occupied loans(a)	92	2	149	4	146	4
Commercial mortgage nonowner-occupied loans	224	7	268	8	321	8
Commercial construction loans	41	1	92	2	108	4
Commercial leases	5	-	13	-	11	-
Restructured residential mortgage loans	586	23	1,273	54	1,311	53
Restructured consumer loans and leases:
Home equity	361	13	394	20	429	23
Automobile loans	22	1	24	1	29	1
Credit card	68	6	62	5	68	4
Other consumer loans and leases	-	-	-	-	2	-

Total average impaired portfolio loans and leases	$2,062	74	3,061	119	2,942	113

(a)

Excludes five restructured loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $27 for the year ended December 31, 2015 and $28 for both of the years ended December 31, 2014 and 2013. An immaterial amount of interest income was recognized during the years ended December 31, 2015, 2014 and 2013.

110  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. The following table presents the Bancorp’s nonperforming loans and leases, by class, and OREO and other repossessed property as of December 31:

($ in millions)	2015	2014

Commercial loans and leases:
Commercial and industrial loans	$259	228
Commercial mortgage owner-occupied loans(a)	46	78
Commercial mortgage nonowner-occupied loans	35	57
Commercial leases	1	4

Total nonaccrual portfolio commercial loans and leases	341	367

Residential mortgage loans	51	77
Consumer loans and leases:
Home equity	79	93
Automobile loans	2	1
Credit card	33	41

Total nonaccrual portfolio consumer loans and leases	114	135

Total nonaccrual portfolio loans and leases(b)(c)	$506	579

OREO and other repossessed property(d)	141	165

Total nonperforming portfolio assets(b)(c)(d)	$647	744

(a)

Excludes $20 and $21 of restructured nonaccrual loans at December 31, 2015 and 2014, respectively, associated with a consolidated VIE in which the Bancorp has no continuing credit risk due the risk being assumed by a third party.

(b)	Excludes $12 and $39 of nonaccrual loans held for sale at December 31, 2015 and 2014, respectively.
(c)

Includes $6 and $9 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at December 31, 2015 and 2014, respectively, and $2 and $4 of restructured nonaccrual government insured commercial loans at December 31, 2015 and 2014, respectively.

(d)

Excludes $14 and $71 of OREO related to government insured loans at December 31, 2015 and 2014, respectively. The Bancorp has historically excluded government guaranteed loans classified in OREO from its nonperforming asset disclosures. Upon the prospective adoption on January 1, 2015 of ASU 2014-14 “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure”, government guaranteed loans meeting certain criteria were reclassified to other receivables rather than OREO upon foreclosure. At December 31, 2015, the Bancorp had $44 of government guaranteed loans classified as other receivables. Refer to Note 1 for further information on the adoption of this amended guidance.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $303 million as of December 31, 2015.

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

As of December 31, 2015, the Bancorp had $39 million and $23 million in line of credit and letter of credit commitments, respectively, compared to $63 million and $26 million in line of credit and letter of credit commitments as of December 31, 2014, respectively, to lend additional funds to borrowers whose terms have been modified in a TDR.

111  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of loans by class modified in a TDR by the Bancorp during the years ended December 31:

2015 ($ in millions)(a)	Number of loans modified in a TDR during the year(b)	Recorded investment in loans modified in a TDR during the year	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification

Commercial loans and leases:
Commercial and industrial loans	77	$146	7	3
Commercial mortgage owner-occupied loans	18	16	(2)	-
Commercial mortgage nonowner-occupied loans	12	7	(1)	-
Residential mortgage loans	1,089	155	8	-
Consumer loans and leases:
Home equity	267	16	(1)	-
Automobile loans	440	7	1	-
Credit card	12,569	62	11	7

Total portfolio loans and leases	14,472	$409	23	10

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

2014 ($ in millions)(a)	Number of loans modified in a TDR during the year(b)	Recorded investment in loans modified in a TDR during the year	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification

Commercial loans and leases:
Commercial and industrial loans	128	$230	12	6
Commercial mortgage owner-occupied loans	32	54	(1)	-
Commercial mortgage nonowner-occupied loans	28	30	(3)	2
Residential mortgage loans	1,093	160	8	-
Consumer loans and leases:
Home equity	284	12	-	-
Automobile loans	608	10	1	-
Credit card	8,929	52	10	-

Total portfolio loans and leases	11,102	$548	27	8

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

2013 ($ in millions)(a)	Number of loans modified in a TDR during the year(b)	Recorded investment in loans modified in a TDR during the year	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification

Commercial loans and leases:
Commercial and industrial loans	146	$604	39	44
Commercial mortgage owner-occupied loans(c)	65	19	(2)	-
Commercial mortgage nonowner-occupied loans	59	72	(7)	-
Commercial construction loans	4	34	(2)	-
Commercial leases	1	2	(5)	-
Residential mortgage loans	1,620	249	28	-
Consumer loans and leases:
Home equity	695	37	(1)	-
Automobile loans	499	14	1	-
Credit card	8,202	50	7	-

Total portfolio loans and leases	11,291	$1,081	58	44

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.
(c)

Excludes five loans modified in a TDR during the year ended December 31, 2013 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party. The TDR had a recorded investment of $29 at modification, the ALLL increased $7 upon modification and a charge-off of $2 was recognized upon modification.

The Bancorp considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. For commercial loans not subject to individual review for impairment, loss rates that are applied for purposes of determining the ALLL include historical losses associated with subsequent defaults on loans previously modified in a TDR. For consumer loans, the Bancorp performs a qualitative assessment of the adequacy of the consumer ALLL by comparing the consumer ALLL to forecasted consumer losses over the projected loss emergence period (the forecasted losses include the impact of subsequent defaults of consumer TDRs). When a residential mortgage, home equity, automobile or other consumer loan that has been modified in a TDR subsequently defaults, the present value of expected cash flows used in the measurement of the potential impairment loss is

112  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATMENTS

generally limited to the expected net proceeds from the sale of the loan’s underlying collateral and any resulting impairment loss is reflected as a charge-off or an increase in ALLL. The Bancorp recognizes ALLL for the entire balance of the credit card loans modified in a TDR that subsequently default.

The following tables provide a summary of TDRs that subsequently defaulted during the years ended December 31, 2015, 2014 and 2013 that was within twelve months of the restructuring date:

December 31, 2015 ($ in millions)(a)	Number of Contracts	Recorded Investment

Commercial loans and leases:
Commercial and industrial loans	7	$11
Commercial mortgage owner-occupied loans	3	1
Residential mortgage loans	156	21
Consumer loans and leases:
Home equity	15	1
Automobile loans	8	-
Credit card	1,935	8

Total portfolio loans and leases	2,124	$42

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

December 31, 2014 ($ in millions)(a)	Number of Contracts	Recorded Investment

Commercial loans and leases:
Commercial and industrial loans	11	$36
Commercial mortgage owner-occupied loans	3	4
Commercial mortgage nonowner-occupied loans	2	1
Residential mortgage loans	235	32
Consumer loans and leases:
Home equity	30	2
Automobile loans	6	-
Credit card	2,059	12

Total portfolio loans and leases	2,346	$87

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

December 31, 2013 ($ in millions)(a)	Number of Contracts	Recorded Investment

Commercial loans and leases:
Commercial and industrial loans	6	$11
Commercial mortgage owner-occupied loans	7	1
Residential mortgage loans	375	58
Consumer loans and leases:
Home equity	65	4
Automobile loans	4	-
Credit card	1,768	11

Total portfolio loans and leases	2,225	$85

(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

113  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. BANK PREMISES AND EQUIPMENT

The following table provides a summary of bank premises and equipment as of December 31:

($ in millions)	Estimated Useful Life	2015	2014

Land and improvements(a)		$685	793
Buildings	2 - 30 yrs.	1,755	1,807
Equipment	2 - 30 yrs.	1,696	1,682
Leasehold improvements	5 - 30 yrs.	403	416
Construction in progress		85	98
Bank premises and equipment held for sale:
Land and improvements		55	23
Buildings		20	3
Equipment		3	-
Leasehold improvements		3	-
Accumulated depreciation and amortization		(2,466)	(2,357)

Total bank premises and equipment		$2,239	2,465

(a)	At December 31, 2015 and 2014, land and improvements included $102 and $165, respectively, associated with parcels of undeveloped land intended for future branch expansion.

Depreciation and amortization expense related to bank premises and equipment was $256 million, $254 million and $245 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service branches at certain of its existing banking center locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. On June 16, 2015, the Bancorp’s Board of Directors authorized management to pursue a plan to further develop its distribution strategy, including a plan to consolidate and/or sell certain operating branch locations and certain parcels of undeveloped land that had been acquired by the Bancorp for future branch expansion (the “Branch Consolidation and Sales Plan”).

On September 3, 2015, the Bancorp announced the decision to enter into an agreement to sell branch banking locations, retail accounts, certain private banking deposits and related loan relationships in the Pittsburgh MSA to First National Bank of Pennsylvania. On September 30, 2015, the Bancorp announced the decision to enter into an agreement to sell its retail operations, including retail accounts, certain private banking deposits and related loan relationships in the St. Louis MSA to Great Southern Bank. Both transactions are part of the Branch Consolidation and Sales Plan and are expected to close in the first half of 2016. As of December 31, 2015, the Bancorp intended to consolidate and/or sell 107 operating branch locations and to sell an additional 32 parcels of undeveloped land that had been acquired by the Bancorp for future branch expansion. For further information on a subsequent event related to the Branch Consolidation and Sales Plan, refer to Note 31.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $109 million, $20 million and $6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The recognized impairment losses were recorded in other noninterest income in the Consolidated Statements of Income.

114  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets and liabilities classified as held for sale as a result of the Branch Consolidation and Sales Plan as of:

($ in millions)	December 31, 2015(d)

Assets:
Loans held for sale:
Commercial and industrial loans	$20
Commercial mortgage loans	22
Residential mortgage loans	188
Home equity	35
Automobile loans	4

Total loans held for sale(a)	$269

Bank premises and equipment held for sale (included in the preceding table):
Land and improvements(b)	25
Buildings(b)	14
Equipment(b)	3
Leasehold improvements(b)	3

Total bank premises and equipment held for sale (included in the preceding table)	$45

Total assets held for sale	$314

Liabilities:
Deposits held for sale:
Noninterest-bearing deposits	$117
Interest-bearing deposits	511

Total deposits held for sale(c)	$628

Total liabilities held for sale	$628

(a)	Included in loans held for sale in the Consolidated Balance Sheets.
(b)	Included in bank premises and equipment in the Consolidated Balance Sheets.
(c)	Included in noninterest-bearing deposits and interest-bearing deposits in the Consolidated Balance Sheets.
(d)	Included in the Branch Banking, Consumer Lending and Investment Advisors business segments.

Gross occupancy expense for cancelable and noncancelable leases, which is included in net occupancy expense in the Consolidated Statements of Income, was $110 million, $100 million and $98 million for the years ended December 31, 2015, 2014 and 2013, respectively, which was reduced by rental income from leased premises of $18 million, $17 million and $16 million during the years ended December 31, 2015, 2014 and 2013, respectively. The Bancorp’s subsidiaries have entered into a number of noncancelable operating and capital lease agreements with respect to bank premises and equipment.

The following table provides the annual future minimum payments under noncancelable operating leases and capital leases for the years ending December 31:

($ in millions)	Noncancelable Operating Leases	Capital Leases

2016	$91	7
2017	84	6
2018	82	6
2019	74	5
2020	62	1
Thereafter	242	2

Total minimum lease payments	$635	27

Less: Amounts representing interest	-	3
Present value of net minimum lease payments	-	24

8. OPERATING LEASE EQUIPMENT

As part of a periodic review of long-lived assets for impairment associated with operating lease assets, during the first quarter of 2015, the Bancorp identified an impairment regarding certain medium and large cabin corporate aircraft subject to leases expiring in 2017 and later. After applying the appropriate tests under current accounting guidance, it was determined that such recoverability was in doubt and the assets had, in fact, been impaired. The impact of the impairment was $30 million which was recognized as a reduction to corporate banking revenue in the Consolidated Statements of Income during the first quarter of 2015 as such diminution in value of the assets was associated with both the first quarter of 2015 and prior periods. The Bancorp assessed the materiality of this impairment and concluded it was immaterial to interim amounts during the first quarter of 2015 and previously reported annual and interim amounts. During the second and third quarters of 2015, the Bancorp recorded $4 million and $2 million, respectively, of impairment associated with operating lease assets. The impact of the impairments was recognized as a reduction to corporate banking revenue in the Consolidated Statements of Income.

115  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. GOODWILL

Business combinations entered into by the Bancorp typically include the acquisition of goodwill. Acquisition activity includes acquisitions in the respective period in addition to purchase accounting adjustments related to previous acquisitions. During the fourth quarter of 2008, the Bancorp determined that the Commercial Banking and Consumer Lending reporting units’ goodwill carrying amounts exceeded their associated implied fair values by $750 million and $215 million, respectively. The resulting $965 million goodwill impairment charge was recorded in the fourth quarter of 2008 and represents the total amount of accumulated impairment losses as of December 31, 2015.

Changes in the net carrying amount of goodwill, by reporting unit, for the years ended December 31, 2015 and 2014 were as follows:

($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	Total

Net carrying value as of December 31, 2013	$613	1,655	-	148	2,416
Acquisition activity	-	-	-	-	-

Net carrying value as of December 31, 2014	$613	1,655	-	148	2,416
Acquisition activity	-	-	-	-	-

Net carrying value as of December 31, 2015	$613	1,655	-	148	2,416

The Bancorp completed its annual goodwill impairment test as of September 30, 2015 and the estimated fair values of the Commercial

Banking, Branch Banking and Investment Advisors reporting units substantially exceeded their carrying values, including goodwill.

10. INTANGIBLE ASSETS

Intangible assets consist of core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. Intangible assets have an estimated remaining weighted-average life at December 31, 2015 of 4.3 years.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

As of December 31, 2015
Core deposit intangibles	$34	(26)	8
Other	33	(29)	4

Total intangible assets	$67	(55)	12

As of December 31, 2014
Core deposit intangibles	$122	(112)	10
Other	45	(40)	5

Total intangible assets	$167	(152)	15

As of December 31, 2015, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets for the years ended December 31, 2015, 2014 and 2013 was $2 million, $4 million and $8 million, respectively.

The Bancorp’s projections of amortization expense shown below are based on existing asset balances as of December 31, 2015. Future amortization expense may vary from these projections. Estimated amortization expense for the years ending December 31, 2016 through 2020 is as follows:

($ in millions)	Total

2016	$2
2017	2
2018	2
2019	1
2020	1

116  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. VARIABLE INTEREST ENTITIES

The Bancorp, in the normal course of business, engages in a variety of activities that involve VIEs, which are legal entities that lack sufficient equity to finance their activities or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. For certain investment funds, the primary beneficiary is the enterprise that will absorb a majority of the fund’s expected losses or receive a majority of the fund’s expected residual returns. The

Bancorp evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Bancorp is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Bancorp is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Bancorp is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate.

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Consolidated Balance Sheets as of:

December 31, 2015 ($ in millions)		Automobile Loan Securitizations	CDC Investments	Total

Assets:
Cash and due from banks	$	151	1	152
Commercial mortgage loans		-	47	47
Automobile loans		2,490	-	2,490
ALLL		(11)	(17)	(28)
Other assets		20	-	20

Total assets	$	2,650	31	2,681

Liabilities:
Other liabilities	$	3	-	3
Long-term debt		2,493	-	2,493

Total liabilities	$	2,496	-	2,496

Noncontrolling interests	$	-	31	31

December 31, 2014 ($ in millions)		Automobile Loan Securitizations	CDC Investments	Total

Assets:
Cash and due from banks	$	178	1	179
Commercial mortgage loans		-	47	47
Automobile loans		3,331	-	3,331
ALLL		(11)	(11)	(22)
Other assets		23	2	25

Total assets	$	3,521	39	3,560

Liabilities:
Other liabilities	$	5	-	5
Long-term debt		3,434	-	3,434

Total liabilities	$	3,439	-	3,439

Noncontrolling interests	$	-	39	39

Automobile Loan Securitizations

In securitization transactions that occurred during the years ended December 31, 2015 and 2014, the Bancorp transferred an aggregate amount of approximately $750 million and $3.8 billion, respectively, in consumer automobile loans to bankruptcy remote trusts which were deemed to be VIEs. The primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIEs and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp concluded that it is the primary beneficiary of the VIEs and, therefore, has consolidated these VIEs. The assets of the VIEs are restricted to the settlement of the notes and other obligations of the VIEs. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

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

117  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. Typically, the general partner or managing member will be the party that has the right to make decisions that will most significantly impact the economic performance of the entity. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor members’ investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Bancorp’s Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Consolidated Balance Sheets and Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at December 31, 2015 and 2014 was $27 million and $24 million, respectively, which is based on an amount required to meet the investor members’ defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

December 31, 2015 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure

CDC investments	$1,455	367	1,455
Private equity investments	211	-	271
Loans provided to VIEs	1,630	-	2,599
Automobile loan securitization	1	-	1

December 31, 2014 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure

CDC investments	$1,432	364	1,432
Private equity investments	189	-	267
Loans provided to VIEs	1,900	-	2,759
Automobile loan securitization	2	-	2

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

At both December 31, 2015 and 2014, the Bancorp’s CDC investments included $1.3 billion of investments in affordable housing tax credits recognized in other assets in the Consolidated Balance Sheets. The unfunded commitments related to these investments were $356 million and $357 million as of December 31, 2015 and 2014, respectively. The unfunded commitments as of December 31, 2015 are expected to be funded from 2016 to 2033.

The Bancorp has accounted for all of its investments in qualified affordable housing tax credits using the equity method of accounting. The following table summarizes the impact to the Consolidated Statements of Income relating to investments in qualified affordable housing investments:

	Affected Line Item in the
For the years ended December 31 ($ in millions)	Consolidated Statements of Income	2015	2014	2013

Pre-tax equity method and impairment losses(a)	Other noninterest expense	$126	118	90
Tax credits and other benefits	Applicable income tax expense	(205)	(185)	(164)

(a)	The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during the years ended December 31, 2015, 2014 and 2013.

118  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private Equity Investments

The Bancorp, through Fifth Third Capital Holdings, a wholly-owned indirect subsidiary of the Bancorp, invests as a limited partner in private equity funds which provide the Bancorp an opportunity to obtain higher rates of return on invested capital, while also creating cross-selling opportunities for the Bancorp’s commercial products. Each of the limited partnerships has an unrelated third-party general partner responsible for appointing the fund manager. The Bancorp has not been appointed fund manager for any of these private equity funds. The funds finance primarily all of their activities from the partners’ capital contributions and investment returns. Under the VIE consolidation guidance still applicable to the funds, the Bancorp has determined that it is not the primary beneficiary of the funds because it does not absorb a majority of the funds’ expected losses or receive a majority of the funds’ expected residual returns. Therefore, the Bancorp accounts for its investments in these limited partnerships under the equity method of accounting.

The Bancorp is exposed to losses arising from negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Consolidated Balance Sheets, are included in the previous tables. Also, as of December 31, 2015 and 2014, the unfunded commitment amounts to the funds were $60 million and $78 million, respectively. The Bancorp made capital contributions of $30 million and $27 million to private equity funds during the years ended December 31, 2015 and 2014, respectively. The Bancorp recognized $1 million, zero and $4 million of OTTI on its investments in private equity funds during the years ended December 31, 2015, 2014 and 2013, respectively. Refer to Note 27 for further information.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of December 31, 2015 and 2014, the Bancorp’s unfunded commitments to these entities were $969 million and $859 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Automobile Loan Securitization

The Bancorp previously securitized and sold certain automobile loans with a carrying amount of approximately $509 million in a transaction that qualified for sale accounting. The Bancorp has concluded that it is not the primary beneficiary of the trust because it has neither the obligation to absorb losses of the entity that could potentially be significant to the VIE nor the right to receive benefits from the entity that could potentially be significant to the VIE. The Bancorp is not required and does not currently intend to provide any additional financial support to the trust. Investors and creditors only have recourse to the assets held by the trust. The interest the Bancorp holds in the VIE relates to servicing rights which are included in the Consolidated Balance Sheets. The maximum exposure to loss is equal to the carrying value of the servicing asset.

119  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SALES OF RECEIVABLES AND SERVICING RIGHTS

Residential Mortgage TDR Loan Sale

In March of 2015, the Bancorp recognized a $37 million gain, included in other noninterest income in the Consolidated Statements of Income, on the sale of certain HFS residential mortgage loans with a carrying value of $568 million that were previously modified in a TDR. As part of this sale, the Bancorp provided certain standard representations and warranties. Additionally, the Bancorp did not obtain servicing responsibilities on the sales of these loans and the investors have no credit recourse to the Bancorp’s other assets for failure of debtors to pay when due.

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable-rate residential mortgage loans during the years ended December 31, 2015, 2014 and 2013. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Consolidated Statements of Income, for the years ended December 31 is as follows:

($ in millions)	2015		2014	2013

Residential mortgage loan sales(a)	$5,078	(b)	5,467	21,529

Origination fees and gains on loan sales	171		153	453
Gross mortgage servicing fees	222		246	251

(a)	Represents the unpaid principal balance at the time of the sale.
(b)	Excludes $568 of HFS residential mortgage loans previously modified in a TDR that were sold during the first quarter of 2015.

Servicing Rights

The following table presents changes in the servicing rights related to residential mortgage and automobile loans for the years ended December 31:

($ in millions)	2015	2014

Carrying amount before valuation allowance:
Balance, beginning of period	$1,392	1,440
Servicing rights that result from the transfer of residential mortgage loans	63	73
Amortization	(140)	(121)
Other-than-temporary impairment	(111)	-

Balance, end of period	$1,204	1,392

Valuation allowance for servicing rights:
Balance, beginning of period	$(534)	(469)
Recovery of (provision for) MSR impairment	4	(65)
Other-than-temporary impairment	111	-

Balance, end of period	(419)	(534)

Carrying amount after valuation allowance	$785	858

Amortization expense recognized on servicing rights for the years ended December 31, 2015, 2014 and 2013 was $140 million, $121 million and $168 million, respectively. The Bancorp’s projections of amortization expense shown below are based on existing asset balances and static key economic assumptions as of December 31, 2015. Future amortization expense may vary from these projections.

Estimated amortization expense for the years ending December 31, 2016 through 2020 is as follows:

($ in millions)	Total

2016	$114
2017	103
2018	93
2019	85
2020	77

Temporary impairment or impairment recovery, affected through a change in the MSR valuation allowance, is captured as a component of mortgage banking net revenue in the Consolidated Statements of Income. Other-than-temporary impairment recognized through a write-off of the servicing right and related valuation allowance is captured as a component of servicing rights on the Consolidated Balance Sheets. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the value of the MSR portfolio. This strategy includes the purchase of free-standing derivatives and various available-for-sale securities. The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating discount rates, earnings rates and prepayment speeds. The fair value of the servicing asset is based on the present value of expected future cash flows.

120 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table displays the beginning and ending fair value of the servicing rights for the years ended December 31:

($ in millions)	2015	2014

Fixed-rate residential mortgage loans:
Balance, beginning of period	$823	929
Balance, end of period	757	823
Adjustable-rate residential mortgage loans:
Balance, beginning of period	33	38
Balance, end of period	27	33
Fixed-rate automobile loans:
Balance, beginning of period	2	4
Balance, end of period	1	2

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2015	2014	2013

Securities gains, net - non-qualifying hedges on MSRs	$-	-	13
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio (mortgage banking net revenue)	90	95	(30)
Recovery of (provision for) MSR impairment (mortgage banking net revenue)	4	(65)	192

As of December 31, 2015 and 2014, the key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the years ended December 31 were as follows:

		2015				2014
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	Discount Rate (annual)	Weighted- Average Default Rate

Residential mortgage loans:
Servicing rights	Fixed	6.9	11.0%	534	N/A	6.6	11.3%	10.0%	N/A
Servicing rights	Adjustable	3.4	25.2	303	N/A	3.7	22.3	11.7	N/A

During the first quarter of 2015, the Bancorp adopted an OAS valuation approach for valuing its MSRs. This approach projects servicing cash flows over multiple interest rate scenarios, which are then discounted at risk-adjusted rates.

Based on historical credit experience, expected credit losses for residential mortgage loan servicing assets have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At December 31, 2015 and 2014, the Bancorp serviced $59.0 billion and $65.4 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At December 31, 2015, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed Assumption				Residual Servicing Cash Flows

($ in millions)(a)	Rate	Fair Value	Weighted- Average Life (in years)		Impact of Adverse Change on Fair Value			OAS Spread (bps)	Impact of Adverse Change on Fair Value

				Rate	10%	20%	50%		10%	20%

Residential mortgage loans:
Servicing rights	Fixed	$757	5.9	11.8%	$(32)	(61)	(134)	618	$(18)	(34)
Servicing rights	Adjustable	27	3.0	27.0	(2)	(3)	(7)	703	(1)	(1)

(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

The Bancorp’s interest rate risk management strategy involves modifying the repricing characteristics of certain financial instruments so that changes in interest rates do not adversely affect the Bancorp’s net interest margin and cash flows. Derivative instruments that the Bancorp may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, forward starting interest rate swaps, options and swaptions. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a stated notional amount and maturity date. Interest rate floors protect against declining rates, while interest rate caps protect against rising interest rates. Forward contracts are contracts in which the buyer agrees to purchase, and the seller agrees to make delivery of, a specific financial instrument at a predetermined price or yield. Options provide the purchaser with the right, but not the obligation, to purchase or sell a contracted item during a specified period at an agreed upon price. Swaptions are financial instruments granting the owner the right, but not the obligation, to enter into or cancel a swap.

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

The Bancorp also enters into derivative contracts (including foreign exchange contracts, commodity contracts and interest rate contracts) for the benefit of commercial customers and other business purposes. The Bancorp economically hedges significant exposures related to these free-standing derivatives by entering into offsetting third-party contracts with approved, reputable and independent counterparties with substantially matching terms and currencies. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Bancorp’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. Credit risk is minimized through credit approvals, limits, counterparty collateral and monitoring procedures.

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of December 31, 2015 and 2014, the balance of collateral held by the Bancorp for derivative assets was $821 million and $830 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of December 31, 2015 and 2014 was $9 million and $16 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of December 31, 2015 and 2014, the balance of collateral posted by the Bancorp for derivative liabilities was $504 million and $574 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of December 31, 2015 and 2014, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Bancorp’s Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Bancorp’s Consolidated Financial Statements.

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

122  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Consolidated Balance Sheets as of:

			Fair Value
December 31, 2015 ($ in millions)		Notional Amount	Derivative Assets	Derivative Liabilities

Qualifying Hedging Instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$	2,705	372	2

Total fair value hedges			372	2

Cash flow hedges:
Interest rate swaps related to C&I loans		5,475	39	-

Total cash flow hedges			39	-

Total derivatives designated as qualifying hedging instruments			411	2

Derivatives Not Designated as Qualifying Hedging Instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs		11,657	239	9
Forward contracts related to held for sale residential mortgage loans		1,330	3	1
Stock warrant associated with Vantiv Holding, LLC		369	262	-
Swap associated with the sale of Visa, Inc. Class B shares		1,292	-	61

Total free-standing derivatives - risk management and other business purposes			504	71

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers		29,889	242	249
Interest rate lock commitments		721	15	-
Commodity contracts		2,464	294	276
Foreign exchange contracts		16,243	386	340

Total free-standing derivatives - customer accommodation			937	865

Total derivatives not designated as qualifying hedging instruments			1,441	936

Total			$1,852	938

			Fair Value
December 31, 2014 ($ in millions)		Notional Amount	Derivative Assets	Derivative Liabilities

Qualifying Hedging Instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$	2,205	399	-

Total fair value hedges			399	-

Cash flow hedges:
Interest rate swaps related to C&I loans		3,150	36	-

Total cash flow hedges			36	-

Total derivatives designated as qualifying hedging instruments			435	-

Derivatives Not Designated as Qualifying Hedging Instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs		4,487	181	-
Forward contracts related to held for sale residential mortgage loans		999	-	6
Stock warrant associated with Vantiv Holding, LLC		691	415	-
Swap associated with the sale of Visa, Inc. Class B shares		1,092	-	49

Total free-standing derivatives - risk management and other business purposes			596	55

Free-standing derivatives - customer accommodation:
Interest rate contracts for customers		29,558	272	278
Interest rate lock commitments		613	12	-
Commodity contracts		3,558	348	338
Foreign exchange contracts		16,475	417	372

Total free-standing derivatives - customer accommodation			1,049	988

Total derivatives not designated as qualifying hedging instruments			1,645	1,043

Total			$2,080	1,043

123  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For all interest rate swaps as of December 31, 2015, an assessment of hedge effectiveness using regression analysis was performed and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Consolidated Statements of Income:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2015	2014	2013

Interest rate contracts:
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$(29)	120	(279)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	25	(126)	276

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of December 31, 2015, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within AOCI and are reclassified from AOCI to current period earnings when the forecasted transaction affects earnings. As of December 31, 2015, the maximum length of time over which the

Bancorp is hedging its exposure to the variability in future cash flows is 48 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Consolidated Statements of Income. As of December 31, 2015 and 2014, $22 million and $23 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Consolidated Balance Sheets. As of December 31, 2015, $25 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2015.

During the years ended 2015 and 2014, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pretax net gains (losses) recorded in the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

For the years ended December 31 ($ in millions)	2015	2014	2013

Amount of pretax net gains (losses) recognized in OCI	$74	60	(13)
Amount of pretax net gains reclassified from OCI into net income	75	44	44

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

        In conjunction with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC, the Bancorp received a warrant which is accounted for as a free-standing derivative. Refer to Note 27 for further discussion of significant inputs and assumptions used in the valuation of the warrant. During the year ended December 31, 2015, the Bancorp both sold and exercised part of the warrant. For more information, refer to Note 19.

In conjunction with the sale of Visa, Inc. Class B shares in 2009, the Bancorp entered into a total return swap in which the Bancorp will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares.

124  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2015	2014	2013

Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$8	(18)	24
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue	90	95	(30)
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income	23	14	5
Equity contracts:
Stock warrant associated with Vantiv Holding, LLC	Other noninterest income	325 (a)	31	206
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income	(37)	(38)	(31)

(a)	The Bancorp recognized a net gain of $89 million on both the sale and exercise of the warrant during the fourth quarter of 2015.

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of December 31, 2015 and 2014, the total notional amount of the risk participation agreements was $1.7 billion and $1.1 billion, respectively, and the fair value was a liability of $3 million at December 31, 2015 and $2 million at December 31, 2014, which is included in other liabilities in the Consolidated Balance Sheets. As of December 31, 2015, the risk participation agreements had a weighted-average remaining life of 3.2 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table:

At December 31 ($ in millions)	2015	2014

Pass	$1,650	1,052
Special mention	7	59
Substandard	7	2

Total	$1,664	1,113

125  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net gains (losses) recorded in the Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

For the years ended December 31 ($ in millions)	Consolidated Statements of Income Caption	2015	2014	2013

Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$23	19	29
Interest rate contracts for customers (credit losses)	Other noninterest expense	(1)	(3)	(3)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	1	3	7
Interest rate lock commitments	Mortgage banking net revenue	111	124	58
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue	5	6	7
Commodity contracts for customers (credit losses)	Other noninterest expense	(2)	-	-
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	6	(7)	-
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue	70	72	69
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense	-	-	(2)

Offsetting Derivative Financial Instruments

The Bancorp’s derivative transactions are generally governed by ISDA Master Agreements and similar arrangements, which include provisions governing the setoff of assets and liabilities between the parties. When the Bancorp has more than one outstanding derivative transaction with a single counterparty, the setoff provisions contained within these agreements generally allow the non-defaulting party the right to reduce its liability to the defaulting party by amounts eligible for setoff, including the collateral received as well as eligible offsetting transactions with that counterparty, irrespective of the currency, place of payment or booking office. The Bancorp’s policy is to present its derivative assets and derivative liabilities on the Consolidated Balance Sheets on a gross basis, even when provisions allowing for setoff are in place.

Collateral amounts included in the tables below consist primarily of cash and highly-rated government-backed securities.

	Gross Amount Recognized in the Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2015 ($ in millions)		Derivatives	Collateral(b)	Net Amount

Assets
Derivatives	$1,575	(512)	(627)	436

Total assets	1,575	(512)	(627)	436

Liabilities
Derivatives	938	(512)	(173)	253

Total liabilities	$938	(512)	(173)	253

(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)

Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Consolidated Balance Sheets were excluded from this table.

	Gross Amount Recognized in the Consolidated Balance Sheets(a)	Gross Amounts Not Offset in the Consolidated Balance Sheets
As of December 31, 2014 ($ in millions)		Derivatives	Collateral(b)	Net Amount

Assets
Derivatives	$1,653	(440)	(684)	529

Total assets	1,653	(440)	(684)	529

Liabilities
Derivatives	1,043	(440)	(293)	310

Total liabilities	$1,043	(440)	(293)	310

(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)

Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Consolidated Balance Sheets were excluded from this table.

126  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. OTHER ASSETS

The following table provides the components of other assets included in the Consolidated Balance Sheets as of December 31:

($ in millions)	2015	2014

Derivative instruments	$1,852	2,080
Partnership investments	1,756	1,685
Accounts receivable and drafts-in-process	1,653	1,452
Bank owned life insurance	1,651	1,623
Investment in Vantiv Holding, LLC	360	394
Accrued interest and fees receivable	329	312
OREO and other repossessed personal property	155	236
Prepaid expenses	101	97
Income tax receivable	-	107
Other	142	255

Total other assets	$7,999	8,241

The Bancorp utilizes derivative instruments as part of its overall risk management strategy to reduce certain risks related to interest rate, prepayment and foreign currency volatility. The Bancorp also holds derivatives instruments for the benefit of its commercial customers and for other business purposes. For further information on derivative instruments, refer to Note 13.

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas and preserve historic landmarks, which are included above in partnership investments. In addition, Fifth Third Capital Holdings, a wholly-owned indirect subsidiary of the Bancorp, invests as a direct private equity investor and as a limited partner in private equity funds, which are included above as partnership investments. The Bancorp has determined that these partnership investments are VIEs and the Bancorp’s investments represent variable interests. Refer to Note 11 for further information. The Bancorp recognized $1 million, zero and $4 million of OTTI on its investments in private equity funds during the years ended December 31, 2015, 2014 and 2013, respectively. Refer to Note 27 for further information.

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

In 2009, the Bancorp sold an approximate 51% interest in its processing business, Vantiv Holding, LLC. As a result of additional share sales completed by the Bancorp, its current ownership share in Vantiv Holding, LLC is approximately 18%. The Bancorp’s ownership in Vantiv Holding, LLC is currently accounted for under the equity method of accounting. Refer to Note 19 for further information.

OREO represents property acquired through foreclosure or other proceedings and is carried at the lower of cost or fair value, less costs to sell. Refer to Note 1 for further information.

127  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SHORT-TERM BORROWINGS

Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Federal funds purchased are excess balances in reserve accounts held at the FRB that the Bancorp purchased from other member banks on an overnight basis. Other short-term borrowings include securities sold under repurchase agreements, derivative collateral, FHLB advances and other borrowings with original maturities of one year or less.

The following table summarizes short-term borrowings and weighted-average rates:

	2015		2014

($ in millions)	Amount	Rate	Amount	Rate

As of December 31:
Federal funds purchased	$151	0.30%	$144	0.08%
Other short-term borrowings	1,507	0.11	1,556	0.08

Average for the years ended December 31:
Federal funds purchased	$920	0.13%	$458	0.09%
Other short-term borrowings	1,721	0.12	1,873	0.10

Maximum month-end balance for the years ended December 31:
Federal funds purchased	$200		$286
Other short-term borrowings	4,904		3,756

The following table presents a summary of the Bancorp’s other short-term borrowings as of December 31:

($ in millions)	2015	2014

Securities sold under repurchase agreements	$925	995
Derivative collateral	582	561

Total other short-term borrowings	$1,507	1,556

The Bancorp’s securities sold under repurchase agreements are accounted for as secured borrowings and are collateralized by securities included in available-for-sale and other securities in the Consolidated Balance Sheets. These securities are subject to changes in market value and, therefore, the Bancorp may increase or decrease the level of securities pledged as collateral based upon these movements in market value.

The following table summarizes the Bancorp’s securities sold under repurchase agreements by the type of collateral securing the borrowing and remaining contractual maturity as of December 31:

($ in millions)	2015		2014

	Amount	Remaining Contractual Maturity	Amount	Remaining Contractual Maturity

Collateral type:
Agency residential mortgage-backed securities	$646	Overnight	$896	Overnight
U.S. Treasury and federal agencies securities	279	Overnight	99	Overnight

Total securities sold under repurchase agreements	$925		$995

128  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. LONG-TERM DEBT

The following table is a summary of the Bancorp’s long-term borrowings at December 31:

($ in millions)	Maturity	Interest Rate	2015	2014

Parent Company
Senior:
Fixed-rate notes	2016	3.625%	$1,000	1,000
Fixed-rate notes	2019	2.30%	500	499
Fixed-rate notes	2020	2.875%	1,099	-
Fixed-rate notes	2022	3.50%	498	497
Subordinated:(a)
Floating-rate notes(c)	2016	0.99%	250	250
Fixed-rate notes	2017	5.45%	520	539
Fixed-rate notes	2018	4.50%	532	544
Fixed-rate notes	2024	4.30%	748	748
Fixed-rate notes	2038	8.25%	1,327	1,317
Subsidiaries
Senior:
Fixed-rate notes	2016	1.15%	1,000	1,000
Fixed-rate notes	2016	0.90%	400	400
Floating-rate notes(c)	2016	0.87%	750	750
Floating-rate notes(c)	2016	0.82%	300	300
Fixed-rate notes	2017	1.35%	652	654
Fixed-rate notes	2018	2.15%	998	-
Fixed-rate notes	2018	1.45%	598	597
Floating-rate notes(c)	2018	1.28%	250	-
Fixed-rate notes	2019	2.375%	850	850
Fixed-rate notes	2021	2.875%	846	846
Subordinated:(a)
Fixed-rate bank notes	2015	4.75%	-	502
Junior subordinated:(b)
Floating-rate debentures(c)	2035	1.93% - 2.20%	52	51
FHLB advances	2016 - 2041	0.05% - 6.87%	37	41
Notes associated with consolidated VIEs:
Automobile loan securitizations:
Fixed-rate and floating-rate notes(c)	2016 - 2022	0.43% - 1.79%	2,493	3,434
Other	2016 - 2039	Varies	144	148

Total			$15,844	14,967

(a)	Qualifies as Tier II capital for regulatory capital purposes.
(b)

Under the Basel III Final Rule transition provisions, $13 million qualifies as Tier I capital as of December 31, 2015 while the remaining amount qualifies as Tier II capital. The entire amount qualified as Tier I capital as of December 31, 2014. Refer to Note 28 for further information.

(c)	These rates reflect the floating rates as of December 31, 2015.

The Bancorp pays down long-term debt in accordance with contractual terms over maturity periods summarized in the above table. The aggregate annual maturities of long-term debt obligations (based on final maturity dates) as of December 31, 2015 are presented in the following table:

($ in millions)	Parent	Subsidiaries	Total

2016	$1,250	2,594	3,844
2017	520	954	1,474
2018	532	2,807	3,339
2019	500	1,221	1,721
2020	1,099	664	1,763
Thereafter	2,573	1,130	3,703

Total	$6,474	9,370	15,844

129  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015, the Bancorp had outstanding principal balances of $15.5 billion, net discounts of $24 million and additions for mark-to-market adjustments on its hedged debt of $382 million. At December 31, 2014, the Bancorp had outstanding principal balances of $14.6 billion, net discounts of $25 million and additions for mark-to-market adjustments on its hedged debt of $407 million. The Bancorp was in compliance with all debt covenants at December 31, 2015.

Parent Company Long-Term Borrowings

Senior Notes

On January 25, 2011, the Bancorp issued and sold $1.0 billion of senior notes to third-party investors. The senior notes bear a fixed-rate of interest of 3.625% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on January 25, 2016. The notes are not subject to redemption at the Bancorp’s option at any time prior to maturity.

On March 7, 2012, the Bancorp issued and sold $500 million of senior notes to third-party investors and entered into a Supplemental Indenture dated March 7, 2012 with the Trustee, which modified the existing Indenture for Senior Debt Securities dated April 30, 2008. The Supplemental Indenture and the Indenture define the rights of the senior notes, which senior notes are represented by a Global Security dated as of March 7, 2012. The senior notes bear a fixed-rate of interest of 3.50% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes will be due upon maturity on March 15, 2022. The notes are not subject to redemption at the Bancorp’s option at any time until 30 days prior to maturity.

On February 28, 2014, the Bancorp issued and sold $500 million of senior notes to third-party investors. The senior notes bear a fixed-rate of interest of 2.30% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on March 1, 2019. The notes are not subject to redemption at the Bancorp’s option at any time until 30 days prior to maturity.

On July 27, 2015, the Bancorp issued and sold $1.1 billion of senior notes to third-party investors. The senior notes bear a fixed-rate of interest of 2.875% per annum. The notes are unsecured, senior obligations of the Bancorp. Payment of the full principal amounts of the notes is due upon maturity on July 27, 2020. The notes are not subject to redemption at the Bancorp’s option at any time until 30 days prior to maturity.

Subordinated Debt

The subordinated floating-rate notes due in 2016 pay interest at three-month LIBOR plus 42 bps. The Bancorp has entered into interest rate swaps to convert its subordinated fixed-rate notes due in 2017 and 2018 to floating-rate, which pay interest at three-month LIBOR plus 42 bps and 25 bps, respectively, at December 31, 2015. The rates paid on the swaps hedging the subordinated floating-rate notes due in 2017 and 2018 were 0.78% and 0.66%, respectively, at December 31, 2015. Of the $1.0 billion in 8.25% subordinated fixed-rate notes due in 2038, $705 million were subsequently hedged to floating and paid a rate of 3.46% at December 31, 2015.

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

Subsidiary Long-Term Borrowings

Senior and Subordinated Debt

Medium-term senior notes and subordinated bank notes with maturities ranging from one year to 30 years can be issued by the Bancorp’s banking subsidiary. On February 25, 2013, the Bancorp’s banking subsidiary updated and amended its existing global bank note program. The amended global bank note program increased the Bank’s capacity to issue its senior and subordinated unsecured bank notes from $20 billion to $25 billion. As of December 31, 2015, $18.4 billion was available for future issuance under the global bank note program.

On February 28, 2013, the Bank issued and sold, under its amended bank notes program, $1.3 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of: $600 million of 1.45% senior fixed-rate notes due on February 28, 2018; $400 million of 0.90% senior fixed-rate notes due on February 26, 2016; and $300 million of senior floating-rate notes due on February 26, 2016. Interest on the floating-rate notes is three-month LIBOR plus 41 bps. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest through the redemption date.

On November 20, 2013, the Bank issued and sold, under its amended bank notes program, $1.8 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of $1.0 billion of 1.15% senior fixed-rate notes due on November 18, 2016 and $750 million of senior floating-rate notes due on November 18, 2016. Interest on the floating-rate notes is three-month LIBOR plus 51 bps. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

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

On August 20, 2015, the Bank issued and sold, under its amended bank notes program, $1.3 billion in aggregate principal amount of unsecured senior bank notes. The bank notes consisted of $1.0 billion of 2.15% senior fixed-rate notes due on August 20, 2018 and $250 million of senior floating-rate notes due on August 20, 2018. The Bancorp entered into interest rate swaps to convert the fixed-rate notes to floating-rate, which resulted in an effective rate of three-month LIBOR plus 90 bps. Interest on the floating-rate notes is three-month LIBOR plus 91 bps. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

130  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FHLB Advances

At December 31, 2015, FHLB advances have rates ranging from 0.05% to 6.87%, with interest payable monthly. The Bancorp has pledged $17.3 billion of certain residential mortgage loans and securities to secure its borrowing capacity at the Federal Home

Loan Bank which is partially utilized to fund $37 million in FHLB advances that are outstanding. The FHLB advances mature as follows: $2 million in 2016, $1 million in 2017, $4 million in 2018, $9 million in 2019, $4 million in 2020 and $17 million thereafter.

Notes Associated with Consolidated VIEs

As previously discussed in Note 11, the Bancorp was determined to be the primary beneficiary of various VIEs associated with automobile loan securitizations completed during the years ended December 31, 2015, 2014 and 2013. As such, $2.5 billion of long-term debt related to these VIEs was consolidated in the Bancorp’s Consolidated Financial Statements as of December 31, 2015. Third-party holders of this debt do not have recourse to the general assets of the Bancorp.

131  Fifth Third Bancorp

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of December 31:

($ in millions)	2015	2014

Commitments to extend credit	$66,884	63,827
Letters of credit	3,055	3,974
Forward contracts related to held for sale residential mortgage loans	1,330	999
Noncancelable operating lease obligations	635	697
Capital commitments for private equity investments	60	78
Purchase obligations	60	77
Capital expenditures	30	28
Capital lease obligations	27	37

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of December 31, 2015 and 2014, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $138 million and $135 million, respectively, included in other liabilities in the Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2015	2014

Pass	$65,645	62,787
Special mention	647	660
Substandard	592	380

Total commitments to extend credit	$66,884	63,827

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of December 31, 2015:

($ in millions)

Less than 1 year(a)	$1,700
1 - 5 years(a)	1,301
Over 5 years	54

Total letters of credit	$3,055

(a)	Includes $28 and $15 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 and 5 years, respectively.

Standby letters of credit accounted for 99% and 97% of total letters of credit at December 31, 2015 and 2014, respectively, and are considered guarantees in accordance with U.S. GAAP. Approximately 65% and 60% of the total standby letters of credit were collateralized as of December 31, 2015 and 2014, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which is included in the total reserve for unfunded commitments, was immaterial at December 31, 2015 and $1 million at December 31, 2014. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

132 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk ratings under this risk rating system are summarized in the following table as of December 31:

($ in millions)	2015	2014

Pass	$2,606	3,483
Special mention	130	147
Substandard	258	299
Doubtful	61	45

Total letters of credit	$3,055	3,974

At December 31, 2015 and 2014, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of December 31, 2015 and 2014, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $1.3 billion and $1.7 billion, respectively, of which FTS acted as the remarketing agent to issuers on $1.1 billion and $1.4 billion, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, to $921 million and $1.2 billion of the VRDNs remarketed by FTS, in addition to $187 million and $247 million in VRDNs remarketed by third parties at December 31, 2015 and 2014, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $27 million at December 31, 2015 and $29 million at December 31, 2014. At both December 31, 2015 and 2014, the Bancorp maintained a reserve of $2 million related to exposures within the reinsurance portfolio which was included in other liabilities in the

Consolidated Balance Sheets. During 2009, the Bancorp suspended the practice of providing reinsurance of PMI for newly originated mortgage loans.

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

Residential mortgage loans sold with representation and warranty provisions

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty provisions. A contractual liability arises only in the event of a breach of these representations and warranties and, in general, only when a loss results from the breach. The Bancorp may be required to repurchase any previously sold loan or indemnify (make whole) the investor or insurer for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. For more information on how the Bancorp establishes the residential mortgage repurchase reserve, refer to Note 1.

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

As of December 31, 2015 and 2014, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $25 million and $35 million, respectively, included in other liabilities in the Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of December 31, 2015, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $27 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions previously discussed to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possibly losses, depending on the outcome of various factors, including those previously discussed.

During the years ended December 31, 2015 and 2014, the Bancorp paid $2 million and $11 million, respectively, in the form of make whole payments and repurchased $74 million and $59 million, respectively, in outstanding principal of loans to satisfy investor demands.

133  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total repurchase demand requests during the years ended December 31, 2015 and 2014 were $75 million and $97 million,

respectively. Total outstanding repurchase demand inventory was $4 million at December 31, 2015 compared to $7 million at December 31, 2014.

The following table summarizes activity in the reserve for representation and warranty provisions for the years ended December 31:

($ in millions)	2015	2014

Balance, beginning of period	$35	44
Net (reductions) additions to the reserve	(3)	6
Losses charged against the reserve	(7)	(15)

Balance, end of period	$25	35

The following tables provide a rollforward of unresolved claims by claimant type for the years ended December 31:

	GSE		Private Label
2015 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	37	$6	1	$1
New demands	436	33	261	42
Loan paydowns/payoffs	(29)	(2)	-	-
Resolved demands	(428)	(33)	(260)	(43)

Balance, end of period	16	$4	2	$-

	GSE		Private Label
2014 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	264	$41	33	$5
New demands	744	95	14	2
Loan paydowns/payoffs	(44)	(5)	(2)	(1)
Resolved demands	(927)	(125)	(44)	(5)

Balance, end of period	37	$6	1	$1

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $465 million and $548 million at December 31, 2015 and 2014, respectively, and the delinquency rates were 3.0% at December 31, 2015 and 4.0% at December 31, 2014. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $9 million at December 31, 2015 and $11 million at December 31, 2014 recorded in other liabilities in the Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $10 million at December 31, 2015 and $13 million at December 31, 2014. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both December 31, 2015 and 2014.

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

134  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of the date of the Bancorp’s sale of the Visa Class B Shares and through December 31, 2015, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of the Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $61 million and $49 million at December 31, 2015 and 2014, respectively. Refer to Note 13 and Note 27 for further information.

After the Bancorp’s sale of the Class B Shares, Visa has funded additional amounts into the litigation escrow account which have resulted in further dilutive adjustments to the conversion of Class B Shares into Class A Shares, and along with other terms of the total return swap, required the Bancorp to make cash payments in varying amounts to the swap counterparty as follows:

Period ($ in millions)	Visa Funding Amount	Bancorp Cash Payment Amount

Q2 2010	$500	20
Q4 2010	800	35
Q2 2011	400	19
Q1 2012	1,565	75
Q3 2012	150	6
Q3 2014	450	18

135  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. LEGAL AND REGULATORY PROCEEDINGS

During April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 17 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the court entered a final order approving the class settlement. A number of merchants have filed appeals from that approval. The appellate court held a hearing on those appeals on September 28, 2015, and the matter is under consideration. In addition, on July 28, 2015, the merchants who oppose the class settlement filed a motion in the District Court to set aside the order approving the settlement because of alleged misconduct by one of the merchant class counsel in another case and a former attorney for MasterCard. Defendants opposed the motion on August 17, 2015. The court has not set a hearing on the motion. Pursuant to the terms of the settlement agreement, the Bancorp paid $46 million into a class settlement escrow account. Previously, the Bancorp paid an additional $4 million in another settlement escrow in connection with the settlement of claims from plaintiffs not included in the class action. Approximately 8,000 merchants have requested exclusion from the class settlement. Pursuant to the terms of the settlement agreement, 25% of the funds paid into the class settlement escrow account have been returned to the control of the defendants through Class Exclusion Takedown Payments. More than 460 of the merchants who requested exclusion from the class have filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These “opt-out” federal lawsuits have been transferred to the United States District Court for the Eastern District of New York. The Bancorp was not named as a defendant in any of the opt-out federal lawsuits, but may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. In addition, one merchant filed a separate state court lawsuit against Visa, MasterCard and certain other defendants, including the Bancorp, alleging similar antitrust violations. The state court lawsuit has been settled. On July 18, 2015, the court in which all but one of the opt-out federal lawsuits have been consolidated denied defendants’ motion to dismiss the complaints. Refer to Note 17 for further information.

On January 15, 2016, the Bancorp agreed to pay $6 million and make certain changes to the Bancorp’s profit sharing plan to settle two class action lawsuits consolidated as Dudenhoeffer v Fifth Third Bancorp et al. (Case No. 1:08-cv-538) filed in 2008 in the United States District Court for the Southern District of Ohio. The complaints alleged that the Bancorp and certain officers violated ERISA by continuing to offer Fifth Third stock in the Bancorp’s profit sharing plan when it was no longer a prudent investment. The settlement is subject to court approval.

        In November 2014, a shareholder of the Bancorp filed a shareholder derivative suit in the Court of Common Pleas for Hamilton County, Ohio, against current and former members of the Bancorp’s Board of Directors, the Bancorp’s former Chief Financial Officer, Daniel T. Poston, the Bancorp’s former Chief Executive Officer, Kevin T. Kabat, and, nominally, the Bancorp. The suit alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment in connection with the Bancorp’s alleged violations of federal and state securities laws, among other charges, in relation to its administrative settlement with the United States Securities and Exchange Commission announced on December 4, 2013 to resolve the previously reported investigation of the Bancorp’s historical accounting and reporting with respect to certain commercial loans that were sold or reclassified as held for sale by the Bancorp in the fourth quarter of 2008. The suit seeks, among other things, unspecified monetary damages, disgorgement of profits, certain corporate governance and personnel actions and compliance and disclosure changes. On January 16, 2015, a motion to dismiss the complaint was filed on behalf of all defendants, which the plaintiff opposed. On May 18, 2015, the court dismissed the complaint with prejudice and no appeal was filed. This matter has been concluded.

The Bancorp and its subsidiaries are not parties to any other material litigation. However, there are other litigation matters that arise in the normal course of business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes that resulting liability, if any, from these other actions would not have a material effect upon the Bancorp’s consolidated financial position, results of operations or cash flows.

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

        On September 28, 2015, the Bancorp entered into consent orders and agreed, without admitting or denying any of the findings of fact or conclusions of law (except to establish jurisdiction), to pay $18 million to consumers in a settlement with the Department of Justice and the CFPB related to an investigation into whether Fifth Third Bank engaged in any discriminatory practices in connection with the Bank’s indirect automobile loan portfolio. This amount is within the amount included in the Bancorp’s accrual for this matter. This total amount is also subject to a credit of between $5 million and $6 million for remediation the Bancorp had already paid.

136 Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: plaintiff claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $37 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

137  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. RELATED PARTY TRANSACTIONS

The Bancorp maintains written policies and procedures covering related party transactions to principal shareholders, directors and executives of the Bancorp. These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letters of credit and increases in indebtedness. Such transactions are subject to the Bancorp’s normal underwriting and approval procedures. Prior to approving a loan to a related party, Compliance Risk Management must review and determine whether the transaction requires approval from or a post notification to the Bancorp’s Board of Directors. At December 31, 2015 and 2014, certain directors, executive officers, principal holders of Bancorp common stock and their related interests were indebted, including undrawn commitments to lend, to the Bancorp’s banking subsidiary.

The following table summarizes the Bancorp’s lending activities with its principal shareholders, directors, executives and their related interests at December 31:

($ in millions)	2015	2014

Commitments to lend, net of participations:
Directors and their affiliated companies	$831	525
Executive officers	5	3

Total	$836	528

Outstanding balance on loans, net of participations and undrawn commitments	$97	63

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

Vantiv Holding, LLC

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

The following table provides a summary of the sales transactions that impacted the Bancorp’s ownership interest in Vantiv Holding, LLC after the initial IPO:

($ in millions)	Ownership Percentage Sold	Gain on Sale	Remaining Ownership Percentage(a)

Q4 2012	6%	$157	33%
Q2 2013	5	242	28
Q3 2013	3	85	25
Q2 2014	3	125	23
Q4 2015	5	331	18

(a)	The Bancorp’s remaining investment in Vantiv Holding, LLC of $360 as of December 31, 2015 was accounted for as an equity method investment in the Bancorp’s Consolidated Financial Statements.

During the fourth quarter of 2015, the Bancorp entered into an agreement with Vantiv, Inc. under which a portion of its TRA with Vantiv, Inc. was terminated and settled in full for a cash payment of approximately $49 million from Vantiv, Inc. Under the agreement, the Bancorp sold certain TRA cash flows it expected to receive from 2017 to 2030, totaling an estimated $140 million. Approximately half of the sold TRA cash flows related to 2025 and later. This sale did not impact the TRA payment recognized during the fourth quarter of 2015 and is not expected to impact the TRA payment to be recognized in the fourth quarter of 2016. In addition to the impact of the TRA termination discussed above, the Bancorp recognized $31 million, $23 million and $9 million in noninterest income in the Consolidated Statements of Income associated with the TRA during the years ended December 31, 2015, 2014 and 2013, respectively.

The Bancorp agreed during the fourth quarter of 2015 to cancel rights to purchase approximately 4.8 million Class C units in Vantiv Holding, LLC, the wholly-owned principal operating subsidiary of Vantiv, Inc., underlying the warrant in exchange for a cash payment of $200 million. Subsequent to this cancellation, the Bancorp exercised its right to purchase approximately 7.8 million Class C units underlying the warrant at the $15.98 strike price. This exercise was settled on a net basis for approximately 5.4 million Class C units, which were then exchanged for approximately 5.4 million shares of Vantiv, Inc. Class A common stock that were sold in the secondary offering. The Bancorp recognized a gain of $89 million on the 62% of the warrant that was settled or net exercised.

        Additionally, during the fourth quarter of 2015, the Bancorp exchanged 8 million Class B units of Vantiv Holding, LLC for 8 million Class A shares in Vantiv, Inc., which were also sold in the secondary offering and on which the Bancorp recognized a pre-tax gain of $331 million. The Bancorp’s remaining investment in Vantiv Holding, LLC continues to be accounted for under the equity method of accounting.

As of December 31, 2015, the Bancorp continued to hold approximately 35 million Class B units of Vantiv Holding, LLC and a warrant to purchase approximately 7.8 million Class C non-voting units of Vantiv Holding, LLC, both of which may be exchanged for Class A common stock of Vantiv, Inc. on a one-for-one basis or at Vantiv, Inc.’s option for cash.

138  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Bancorp holds approximately 35 million Class B common shares of Vantiv, Inc. The Class B common shares give the Bancorp voting rights, but no economic interest in Vantiv, Inc. The voting rights attributable to the Class B common shares are limited to 18.5% of the voting power in Vantiv, Inc. at any time other than in connection with a stockholder vote with respect to a change in control in Vantiv, Inc. These securities are subject to certain terms and restrictions.

The Bancorp recognized $63 million, $48 million and $77 million, respectively, in other noninterest income as part of its equity method investment in Vantiv Holding, LLC for the years ended December 31, 2015, 2014 and 2013 and received cash distributions totaling $11 million, $23 million and $40 million during the years ended December 31, 2015, 2014 and 2013, respectively.

The Bancorp and Vantiv Holding, LLC have various agreements in place covering services relating to the operations of Vantiv Holding, LLC. The services provided by the Bancorp to Vantiv Holding, LLC were initially required to support Vantiv Holding, LLC as a standalone entity during the deconversion period. The majority of services previously provided by the Bancorp to support Vantiv Holding, Inc. as a standalone entity are no longer necessary and are now limited to certain general business resources. Vantiv Holding, LLC paid the Bancorp $1 million for these services for each of the years ended December 31, 2015, 2014 and 2013. Other services provided to Vantiv Holding, LLC by the Bancorp, have continued beyond the deconversion period, include interchange clearing, settlement and sponsorship. Vantiv Holding, LLC paid the Bancorp $47 million, $44 million and $34 million for these services for the years ended December 31, 2015, 2014 and 2013, respectively. In addition to the previously mentioned services, the Bancorp previously entered into an agreement under which Vantiv Holding, LLC will provide processing services to the Bancorp. The total amount of fees relating to the processing services provided to the Bancorp by Vantiv Holding, LLC totaled $89 million, $83 million and $88 million for the years ended December 31, 2015, 2014 and 2013, respectively. These fees are reported as a component of card and processing expense in the

Consolidated Statements of Income.

As part of the initial sale, Vantiv Holding, LLC assumed loans totaling $1.25 billion owed to the Bancorp, which were refinanced in 2010 into a larger syndicated loan structure that included the Bancorp. The outstanding carrying value of loans to Vantiv Holding, LLC was $191 and $204 million at December 31, 2015 and 2014, respectively. Interest income relating to the loans was $4 million, $5 million and $7 million, respectively, for the years ended December 31, 2015, 2014 and 2013 and is included in interest and fees on loans and leases in the Consolidated Statements of Income. Vantiv Holding, LLC’s unused line of credit was $46 million and $50 million as of December 31, 2015 and 2014, respectively.

SLK Global

As of December 31, 2015, the Bancorp owns 100% of Fifth Third Mauritius Holdings Limited, which owns 49% of SLK Global, and accounts for this investment under the equity method of accounting. The Bancorp’s investment in SLK Global was $6 million at both December 31, 2015 and 2014. The Bancorp recognized $3 million in other noninterest income in the Consolidated Statements of Income as part of its equity method investment in SLK Global for the years ended December 31, 2015 and 2014 and $2 million for the year ended December 31, 2013 and received an immaterial amount of cash distributions during the years ended December 31, 2015, 2014 and 2013. The Bancorp paid SLK Global $17 million, $13 million and $16 million for their process and software services during the years ended December 31, 2015, 2014 and 2013, respectively.

CDC Investments

The Bancorp had $5 million of loans outstanding to its CDC investments at both December 31, 2015 and 2014 and unfunded commitment balances of $88 million and $9 million at December 31, 2015 and 2014, respectively. The Bancorp held $23 million and $29 million of deposits for its CDC investments at December 31, 2015 and 2014, respectively. For further information on CDC investments, refer to Note 11.

139  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. INCOME TAXES

The Bancorp and its subsidiaries file a consolidated federal income tax return. The following is a summary of applicable income taxes included in the Consolidated Statements of Income for the years ended December 31:

($ in millions)	2015	2014	2013

Current income tax expense:
U.S. Federal income taxes	$662	424	494
State and local income taxes	55	34	23
Foreign income taxes	13	8	2

Total current income tax expense	730	466	519

Deferred income tax (benefit) expense:
U.S. Federal income taxes	(78)	71	232
State and local income taxes	6	9	23
Foreign income taxes	1	(1)	(2)

Total deferred income tax (benefit) expense	(71)	79	253

Applicable income tax expense	$659	545	772

The following is a reconciliation between the statutory U.S. Federal income tax rate and the Bancorp’s effective tax rate for the years ended December 31:

	2015	2014	2013

Statutory tax rate	35.0%	35.0	35.0
Increase (decrease) resulting from:
State taxes, net of federal benefit	1.7	1.4	1.2
Tax-exempt income	(1.7)	(1.4)	(1.1)
Credits	(7.5)	(8.1)	(6.0)
Unrealized stock-based compensation benefits	-	-	0.3
Other, net	0.3	-	0.3

Effective tax rate	27.8%	26.9	29.7

Credits in the rate reconciliation table include Low-Income Housing, New Markets, Rehabilitation Investment and Qualified Zone Academy Bond tax credits. Tax-exempt income in the rate reconciliation table includes interest on municipal bonds, interest on tax-exempt lending, income/charges on life insurance policies held by the Bancorp, and certain gains on sales of leases that are exempt from federal taxation.

The following table provides a reconciliation of the beginning and ending amounts of the Bancorp’s unrecognized tax benefits:

($ in millions)	2015	2014	2013

Unrecognized tax benefits at January 1	$11	7	18
Gross increases for tax positions taken during prior period	1	2	1
Gross decreases for tax positions taken during prior period	-	-	(7)
Gross increases for tax positions taken during current period	2	2	1
Settlements with taxing authorities	-	-	(5)
Lapse of applicable statute of limitations	(1)	-	(1)

Unrecognized tax benefits at December 31(a)	$13	11	7

(a)	Amounts represent unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

The Bancorp’s unrecognized tax benefits as of December 31, 2015, 2014, and 2013 primarily relate to state income tax exposures from taking tax positions where the Bancorp believes it is likely that, upon examination, a state will take a position contrary to the position taken by the Bancorp.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next twelve months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next twelve months.

140  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are comprised of the following items at December 31:

($ in millions)	2015	2014
Deferred tax assets:
Allowance for loan and lease losses	$445	463
Deferred compensation	118	113
Reserves	61	96
Reserve for unfunded commitments	48	47
State net operating loss carryforwards	10	18
Other	194	189
Total deferred tax assets	$876	926
Deferred tax liabilities:
Lease financing	$935	896
Investments in joint ventures and partnership interests	248	329
MSRs and related economic hedges	245	237
Other comprehensive income	106	231
State deferred taxes	79	81
Qualifying hedges and free-standing derivatives	58	105
Bank premises and equipment	53	103
Other	160	148
Total deferred tax liabilities	$1,884	2,130
Total net deferred tax liability	$(1,008)	(1,204)

At December 31, 2015 and 2014, the Bancorp recorded deferred tax assets of $10 million and $18 million, respectively, related to state net operating loss carryforwards. The deferred tax assets relating to state net operating losses (primarily resulting from leasing operations) are presented net of specific valuation allowances of $22 million and $19 million at December 31, 2015 and 2014, respectively. If these carryforwards are not utilized, they will expire in varying amounts through 2035. At December 31, 2015, the Bancorp recorded a deferred tax asset of $5 million related to a foreign tax credit carryforward. If not utilized, the deferred tax asset relating to the foreign tax credit carryforward will expire in 2025.

The Bancorp has determined that a valuation allowance is not needed against the remaining deferred tax assets as of December 31, 2015 or 2014. The Bancorp considered all of the positive and negative evidence available to determine whether it is more likely than not that the deferred tax assets will ultimately be realized and, based upon that evidence, the Bancorp believes it is more likely than not that the deferred tax assets recorded at December 31, 2015 and 2014 will ultimately be realized. The Bancorp reached this conclusion as the Bancorp has taxable income in the carryback period and it is expected that the Bancorp’s remaining deferred tax assets will be realized through the reversal of its existing taxable temporary differences and its projected future taxable income.

The IRS has concluded its audit of the Bancorp’s 2010 and 2011 federal income tax returns. No material issues were identified as a result of the IRS audit and there are no contested issues outstanding. The IRS is currently examining the Bancorp’s 2012 and 2013 federal income tax returns. The statute of limitations for the Bancorp’s federal income tax returns remains open for tax years 2010-2015. On occasion, as various state and local taxing jurisdictions examine the returns of the Bancorp and its subsidiaries, the Bancorp may agree to extend the statute of limitations for a reasonable period of time. Otherwise, the statutes of limitations for state income tax returns remain open only for tax years in accordance with each state’s statutes.

Any interest and penalties incurred in connection with income taxes are recorded as a component of income tax expense in the Consolidated Financial Statements. During the years ended December 31, 2015, 2014 and 2013, the Bancorp recognized an immaterial amount of interest expense/benefit in connection with income taxes. At December 31, 2015 and 2014, the Bancorp had accrued interest liabilities, net of the related tax benefits, of $1 million. No material liabilities were recorded for penalties related to income taxes.

Retained earnings at December 31, 2015 and 2014 included $157 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current tax law, if certain of the Bancorp’s subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to federal income tax at the current corporate tax rate.

141  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. RETIREMENT AND BENEFIT PLANS

The Bancorp’s qualified defined benefit plan’s benefits were frozen in 1998, except for grandfathered employees. The Bancorp’s other retirement plans consist of non-qualified, defined benefit plans, which are frozen and funded on an as needed basis. A majority of these plans were obtained in acquisitions from prior years and are included with the qualified defined benefit plan in the following tables (“the Plan”). The Bancorp recognizes the overfunded and underfunded status of the Plan as an asset and liability, respectively, in the Consolidated Balance Sheets. The Plan had an underfunded projected benefit obligation at both December 31, 2015 and 2014. The underfunded amounts recognized in other liabilities in the Consolidated Balance Sheets were $54 million and $52 million at December 31, 2015 and 2014, respectively.

The following table summarizes the Plan as of and for the years ended December 31:

($ in millions)	2015	2014
Fair value of plan assets at January 1	$195	200
Actual return on assets	(6)	12
Contributions	4	3
Settlement	(17)	(11)
Benefits paid	(10)	(9)
Fair value of plan assets at December 31	$166	195
Projected benefit obligation at January 1	$247	221
Interest cost	9	10
Settlement	(17)	(11)
Actuarial (gain) loss	(9)	36
Benefits paid	(10)	(9)
Projected benefit obligation at December 31	$220	247
Underfunded projected benefit obligation at December 31	$(54)	(52)
Accumulated benefit obligation at December 31(a)	$220	247
(a)

Since the Plan’s benefits were frozen, the rate of compensation increase is no longer an assumption used to calculate the accumulated benefit obligation. Therefore, the accumulated benefit obligation was the same as the projected benefit obligation at both December 31, 2015 and 2014.

The estimated net actuarial loss for the Plan that will be amortized from AOCI into net periodic benefit cost during 2016 is $10 million. The estimated net prior service cost for the Plan that will be amortized from AOCI into net periodic benefit cost during 2016 is immaterial to the Consolidated Financial Statements.

The following table summarizes net periodic benefit cost and other changes in the Plan’s assets and benefit obligations recognized in OCI for the years ended December 31:

($ in millions)	2015	2014	2013
Components of net periodic benefit cost:
Interest cost	$9	10	10
Expected return on assets	(13)	(14)	(13)
Amortization of net actuarial loss	10	7	11
Settlement	7	5	5
Net periodic benefit cost	$13	8	13
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$9	37	(38)
Amortization of net actuarial loss	(10)	(7)	(11)
Settlement	(7)	(5)	(5)
Total recognized in other comprehensive income	(8)	25	(54)
Total recognized in net periodic benefit cost and other comprehensive income	$5	33	(41)

142  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements of Plan Assets

The following tables summarize plan assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements Using(a)

2015 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value

Equity securities(b)	$52	-	-	52
Mutual and exchange-traded funds:
Money market funds	15	-	-	15
International funds	-	35	-	35
Domestic funds	-	31	-	31
Debt funds	-	3	-	3
Alternative strategies	-	11	-	11
Commodity funds	6	-	-	6

Total mutual and exchange-traded funds	$21	80	-	101
Debt securities:
U.S. Treasury and federal agencies securities	2	2	-	4
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	3	-	3
Agency commercial mortgage-backed securities	-	2	-	2
Non-agency commercial mortgage-backed securities	-	1	-	1
Asset-backed securities and other debt securities(c)	-	3	-	3

Total debt securities	$2	11	-	13

Total plan assets	$75	91	-	166

(a)	For further information on fair value hierarchy levels, refer to Note 1.
(b)	Includes holdings in Bancorp common stock.
(c)	Includes corporate bonds.

	Fair Value Measurements Using(a)

2014 ($ in millions)	Level 1	Level 2	Level 3	Total Fair Value

Equity securities(b)	$56	-	-	56
Mutual and exchange-traded funds:
Money market funds	7	-	-	7
International funds	-	38	-	38
Domestic funds	-	31	-	31
Debt funds	-	22	-	22
Alternative strategies	-	22	-	22

Total mutual and exchange-traded funds	$7	113	-	120
Debt securities:
U.S. Treasury and federal agencies securities	3	-	-	3
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	4	-	4
Agency commercial mortgage-backed securities	-	7	-	7
Non-agency commercial mortgage-backed securities	-	2	-	2
Asset-backed securities and other debt securities(c)	-	3	-	3

Total debt securities	$3	16	-	19

Total plan assets	$66	129	-	195

(a)	For further information on fair value hierarchy levels, refer to Note 1.
(b)	Includes holdings in Bancorp common stock.
(c)	Includes corporate bonds.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Equity securities

The Plan measures common stock using quoted prices which are available in an active market and classifies these investments within Level 1 of the valuation hierarchy.

Mutual and exchange-traded funds

All of the Plan’s mutual and exchange-traded funds are publicly traded. The Plan measures the value of these investments using the fund’s quoted prices that are available in an active market and classifies these investments within Level 1 of the valuation hierarchy. Level 1 securities include money market funds and commodity funds. Where quoted prices are not available, the Plan measures the fair value of these investments based on the redemption price of units held, which is based on the current fair value of the fund’s underlying assets. Unit values are determined by dividing the fund’s net assets at fair value by its units outstanding at the valuation dates to obtain the investment’s net asset value. Therefore, investments such as international funds, domestic funds, debt funds and alternative strategies are classified within Level 2 of the valuation hierarchy.

Debt securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or DCFs.

143  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include federal agency securities, agency residential mortgage-backed securities, agency commercial mortgage-backed securities, non-agency commercial mortgage-backed securities and asset-backed securities and other debt securities.

Plan Assumptions

The Plan’s assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield on a portfolio of high quality fixed-income instruments that have a similar duration to the Plan’s liabilities. The expected long-term rate of return assumption reflects the average return expected on the assets invested to provide for the Plan’s liabilities. In determining the expected long-term rate of return, the Bancorp evaluated actuarial and economic inputs, including long-term inflation rate assumptions and broad equity and bond indices long-term return projections, as well as actual long-term historical plan performance. In 2015, the Bancorp updated the mortality assumption which resulted in a decrease of $3 million to the projected benefit obligation.

The following table summarizes the weighted-average plan assumptions for the years ended December 31:

	2015	2014	2013

For measuring benefit obligations at year end:
Discount rate	4.16%	3.82	4.72
Rate of compensation increase	N/A(a)	N/A(a)	4.00
Expected return on plan assets	7.00	7.25	7.50
For measuring net periodic benefit cost:
Discount rate	3.82	4.72	3.83
Rate of compensation increase	N/A(a)	N/A(a)	4.00
Expected return on plan assets	7.00	7.25	7.50

(a)

Since the Plan’s benefits were frozen, except for grandfathered employees, the rate of compensation increase is no longer applicable beginning in 2014 since minimal grandfathered employees are still accruing benefits.

Lowering both the expected rate of return on the plan assets and the discount rate by 0.25% would have increased the 2015 pension expense by approximately $1 million.

Based on the actuarial assumptions, the Bancorp expects to contribute $3 million to the Plan in 2016. Estimated pension benefit payments, which reflect expected future service, are $19 million in 2016, $18 million in 2017, $17 million in 2018, $16 million in 2019 and $16 million in 2020. The total estimated payments for the years 2021 through 2025 is $79 million.

Investment Policies and Strategies

The Bancorp’s policy for the investment of plan assets is to employ investment strategies that achieve a range of weighted-average target asset allocations relating to equity securities (including the Bancorp’s common stock), fixed-income securities (including U.S. Treasury and federal agencies securities, mortgage-backed securities and asset-backed securities), alternative strategies (including traditional mutual funds, precious metals and commodities) and cash.

The following table provides the Bancorp’s targeted and actual weighted-average asset allocations by asset category for the years ended December 31:

	Targeted Range(b)	2015	2014

Equity securities		69%	62
Bancorp common stock		2	2

Total equity securities(a)	60-90%	71	64
Fixed-income securities	5-25	16	20
Alternative strategies	3-11	7	12
Cash	0-13	6	4

Total		100%	100

(a)	Includes mutual and exchange-traded funds.
(b)	These reflect the targeted ranges for the year ended December 31, 2015.

The risk tolerance for the Plan is determined by management to be “moderate to aggressive”, recognizing that higher returns involve some volatility and that periodic declines in the portfolio’s value are tolerated in an effort to achieve real capital growth. There were no significant concentrations of risk associated with the investments of the Plan at December 31, 2015 and 2014.

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

        Fifth Third Bank, as Trustee, is expected to manage plan assets in a manner consistent with the plan agreement and other regulatory, federal and state laws. The Fifth Third Bank Pension, Profit Sharing and Medical Plan Committee (the “Committee”) is the plan administrator. The Trustee is required to provide to the Committee monthly and quarterly reports covering a list of plan assets, portfolio performance, transactions and asset allocation. The Trustee is also required to keep the Committee apprised of any material changes in the Trustee’s outlook and recommended investment policy. There were no fees paid by the Plan for investment management, accounting or administrative services provided by the Trustee.

144  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015 and 2014, $166 million and $195 million, respectively, of plan assets were managed by Fifth Third Bank, a subsidiary of the Bancorp. Plan assets included $4 million of Bancorp common stock at both December 31, 2015 and 2014. Plan assets are not expected to be returned to the Bancorp during 2016.

Other Information on Retirement and Benefit Plans

The Bancorp has a qualified defined contribution savings plan that allows participants to make voluntary 401(k) contributions on a pre-tax or Roth basis, subject to statutory limitations. The Bancorp amended and restated the qualified defined contribution savings plan in its entirety, effective as of January 1, 2015. Beginning with the 2015 plan year, the Bancorp provides a higher company 401(k) match contribution. Expenses recognized for matching contributions to the Bancorp’s qualified defined contribution savings plan were $71 million, $44 million and $43 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Bancorp did not make a profit sharing contribution during the year ended December 31, 2015. The Bancorp’s profit sharing plan expense was $19 million and $32 million for the years ended December 31, 2014 and 2013, respectively. In addition, the Bancorp has a non-qualified defined contribution plan that allows certain employees to make voluntary contributions into a deferred compensation plan. Expenses recognized by the Bancorp for its non-qualified defined contribution plan were $3 million for the year ended December 31, 2015 and $2 million for both of the years ended December 31, 2014 and 2013.

145  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents the activity of the components of OCI and AOCI for the years ended December 31:

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income

($ in millions)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance

2015
Unrealized holding losses on available-for-sale securities arising during the year	$(349)	122	(227)
Reclassification adjustment for net gains on available-for-sale securities included in net income	(16)	6	(10)

Net unrealized gains on available-for-sale securities	(365)	128	(237)	475	(237)	238

Unrealized holding gains on cash flow hedge derivatives arising during the year	74	(26)	48
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(75)	26	(49)

Net unrealized gains on cash flow hedge derivatives	(1)	-	(1)	23	(1)	22

Net actuarial loss arising during the year	(9)	4	(5)
Reclassification of amounts to net periodic benefit costs	17	(6)	11

Defined benefit pension plans, net	8	(2)	6	(69)	6	(63)

Total	$(358)	126	(232)	429	(232)	197

2014
Unrealized holding gains on available-for-sale securities arising during the year	$580	(202)	378
Reclassification adjustment for net gains on available-for-sale securities included in net income	(37)	13	(24)

Net unrealized gains on available-for-sale securities	543	(189)	354	121	354	475

Unrealized holding gains on cash flow hedge derivatives arising during the year	60	(21)	39
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(44)	15	(29)

Net unrealized gains on cash flow hedge derivatives	16	(6)	10	13	10	23

Net actuarial loss arising during the year	(37)	12	(25)
Reclassification of amounts to net periodic benefit costs	12	(4)	8

Defined benefit pension plans, net	(25)	8	(17)	(52)	(17)	(69)

Total	$534	(187)	347	82	347	429

2013
Unrealized holding losses on available-for-sale securities arising during the year	$(454)	159	(295)
Reclassification adjustment for net losses on available-for-sale securities included in net income	6	(2)	4

Net unrealized gains on available-for-sale securities	(448)	157	(291)	412	(291)	121

Unrealized holding losses on cash flow hedge derivatives arising during the year	(13)	5	(8)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income	(44)	15	(29)

Net unrealized gains on cash flow hedge derivatives	(57)	20	(37)	50	(37)	13

Net actuarial gain arising during the year	38	(13)	25
Reclassification of amounts to net periodic benefit costs	16	(6)	10

Defined benefit pension plans, net	54	(19)	35	(87)	35	(52)

Total	$(451)	158	(293)	375	(293)	82

146  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents reclassifications out of AOCI for the years ended December 31:

Components of AOCI: ($ in millions)	Consolidated Statements of Income Caption	2015	2014	2013

Net unrealized gains on available-for-sale securities:(b)
Net gains (losses) included in net income	Securities gains, net	$16	37	(6)

	Income before income taxes	16	37	(6)
	Applicable income tax expense	(6)	(13)	2

	Net income	10	24	(4)

Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	75	44	45
Interest rate contracts related to long-term debt	Interest on long-term debt	-	-	(1)

	Income before income taxes	75	44	44
	Applicable income tax expense	(26)	(15)	(15)

	Net income	49	29	29

Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)	(10)	(7)	(11)
Settlements	Employee benefits expense(a)	(7)	(5)	(5)

	Income before income taxes	(17)	(12)	(16)
	Applicable income tax expense	6	4	6

	Net income	(11)	(8)	(10)

Total reclassifications for the period	Net income	$48	45	15

(a)	This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 for information on the computation of net periodic benefit cost.
(b)	Amounts in parentheses indicate reductions to net income.

23. COMMON, PREFERRED AND TREASURY STOCK

The table presents a summary of the share activity within common, preferred and treasury stock for the years ended:

	Common Stock		Preferred Stock		Treasury Stock

($ in millions, except share data)	Value	Shares	Value	Shares	Value	Shares

December 31, 2012	$2,051	923,892,581	$398	16,450	$(634)	41,740,524
Shares acquired for treasury	-	-	-	-	(1,242)	65,516,126
Issuance of preferred shares, Series I	-	-	441	18,000	-	-
Issuance of preferred shares, Series H	-	-	593	24,000	-	-
Redemption of preferred shares, Series G	-	-	(398)	(16,450)	540	(35,529,018)
Impact of stock transactions under stock compensation plans, net	-	-	-	-	38	(3,697,042)
Other	-	-	-	-	3	556,246

December 31, 2013	$2,051	923,892,581	$1,034	42,000	$(1,295)	68,586,836

Shares acquired for treasury	-	-	-	-	(726)	34,799,873
Issuance of preferred shares, Series J	-	-	297	12,000	-	-
Impact of stock transactions under stock compensation plans, net	-	-	-	-	47	(3,493,671)
Other	-	-	-	-	2	(47,409)

December 31, 2014	$2,051	923,892,581	$1,331	54,000	$(1,972)	99,845,629

Shares acquired for treasury	-	-	-	-	(847)	42,607,855
Impact of stock transactions under stock compensation plans, net	-	-	-	-	52	(3,593,406)
Other	-	-	-	-	3	(47,811)

December 31, 2015	$2,051	923,892,581	$1,331	54,000	$(2,764)	138,812,267

Preferred Stock—Series J

On June 5, 2014, the Bancorp issued, in a registered public offering, 300,000 depositary shares, representing 12,000 shares of 4.90% fixed to floating-rate non-cumulative Series J perpetual preferred stock, for net proceeds of $297 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends, on a non-cumulative semi-annual basis, at an annual rate of 4.90% through but excluding September 30, 2019, at which time it converts to a quarterly floating-rate dividend of three-month LIBOR plus 3.129%. Subject to any required regulatory approval, the Bancorp may redeem the Series J preferred shares at its option, in whole or in part, at any time on or after September 30, 2019, or any time prior following a regulatory capital event. The Series J preferred shares are not convertible into Bancorp common shares or any other securities.

Preferred Stock—Series I

On December 9, 2013, the Bancorp issued, in a registered public offering, 18,000,000 depositary shares, representing 18,000 shares of 6.625% fixed to floating-rate non-cumulative Series I perpetual preferred stock, for net proceeds of $441 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends, on a non-cumulative quarterly basis, at an annual rate of 6.625% through but excluding December 31, 2023, at which time it converts to a quarterly floating-rate dividend of three-month LIBOR plus 3.71%.

147  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subject to any required regulatory approval, the Bancorp may redeem the Series I preferred shares at its option in whole or in part, at any time on or after December 31, 2023 and may redeem in whole but not in part, following a regulatory capital event at any time prior to December 31, 2023. The Series I preferred shares are not convertible into Bancorp common shares or any other securities.

Preferred Stock—Series H

On May 16, 2013, the Bancorp issued, in a registered public offering, 600,000 depositary shares, representing 24,000 shares of 5.10% fixed to floating-rate non-cumulative Series H perpetual preferred stock, for net proceeds of $593 million. Each preferred share has a $25,000 liquidation preference. The preferred stock accrues dividends, on a non-cumulative semi-annual basis, at an annual rate of 5.10% through but excluding June 30, 2023, at which time it converts to a quarterly floating-rate dividend of three-month LIBOR plus 3.033%. Subject to any required regulatory approval, the Bancorp may redeem the Series H preferred shares at its option in whole or in part, at any time on or after June 30, 2023 and may redeem in whole but not in part, following a regulatory capital event at any time prior to June 30, 2023. The Series H preferred shares are not convertible into Bancorp common shares or any other securities.

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

On July 1, 2013, the Bancorp converted the remaining 16,442 outstanding shares of Series G preferred stock, which represented 4,110,500 depositary shares, into shares of the Bancorp’s common stock. Each share of Series G preferred stock was converted into 2,159.8272 shares of common stock, representing a total of 35,511,740 issued shares. The common shares issued in the conversion are exempt securities pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, as the securities exchanged were exclusively with the Bancorp’s existing security holders where no commission or other remuneration was paid. Upon conversion, the depositary shares were delisted from the NASDAQ Global Select Market and withdrawn from the Exchange.

Treasury Stock

On March 14, 2013, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2013 CCAR. The FRB indicated to the Bancorp that it did not object to the potential repurchase of common shares in an amount up to $984 million, including any shares issued in a Series G preferred stock conversion and the repurchase of common shares in an amount equal to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common stock. On March 19, 2013, the Board of Directors authorized the Bancorp to repurchase up to 100 million common shares in the open market or in privately negotiated transactions and to utilize any derivative or similar instrument to effect share repurchase transactions. This share repurchase authorization replaced the Board’s previous authorization from August of 2012.

On March 18, 2014, the Board of Directors authorized the Bancorp to repurchase up to 100 million common shares in the open market or in privately negotiated transactions and to utilize any derivative or similar instrument to effect share repurchase transactions. This share repurchase authorization replaced the Board’s previous authorization from March of 2013.

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

On March 11, 2015, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2015 CCAR. The FRB indicated to the Bancorp that it did not object to the potential repurchase of $765 million of common shares with the additional ability to repurchase common shares in an amount equal to any after-tax gains realized by the Bancorp from the sale of Vantiv, Inc. common stock for the period beginning April 1, 2015 and ending June 30, 2016.

The Bancorp entered into a number of accelerated share repurchase transactions during the years ended December 31, 2014 and 2015. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions: (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s common stock.

148  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the years ended December 31, 2014 and 2015.

		Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased
Repurchase Date	Amount ($ in millions)				Settlement Date

November 18, 2013	200	8,538,423	1,132,495	9,670,918	March 5, 2014
December 13, 2013	456	19,084,195	2,294,932	21,379,127	March 31, 2014
January 31, 2014	99	3,950,705	602,109	4,552,814	March 31, 2014
May 1, 2014	150	6,216,480	1,016,514	7,232,994	July 21, 2014
July 24, 2014	225	9,352,078	1,896,685	11,248,763	October 14, 2014
October 23, 2014	180	8,337,875	794,245	9,132,120	January 8, 2015
January 27, 2015	180	8,542,713	1,103,744	9,646,457	April 28, 2015
April 30, 2015	155	6,704,835	842,655	7,547,490	July 31, 2015
August 3, 2015	150	6,039,792	1,346,314	7,386,106	September 3, 2015
September 9, 2015	150	6,538,462	1,446,613	7,985,075	October 23, 2015
December 14, 2015	215	9,248,482	1,782,477	11,030,959	January 14, 2016

24. STOCK-BASED COMPENSATION

The Bancorp has historically emphasized employee stock ownership. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards

and remaining shares available for future issuance under all of the Bancorp’s equity compensation plans approved by shareholders as of December 31, 2015:

Plan Category (shares in thousands)	Number of Shares to be Issued Upon Exercise		Weighted-Average Exercise Price Per Share	Shares Available for Future Issuance

Equity compensation plans approved by shareholders				24,667 (a)
SARs	(b	)	N/A	(a)
RSAs	8,281		N/A	(a)
RSUs	371		N/A	(a)
Stock options(c)	7		$32.26	(a)
Phantom stock units	(d	)	N/A	N/A
PSAs	(e	)	N/A	(a)
Employee stock purchase plan				6,813 (f)

Total shares	8,659			31,480

(a)

Under the 2014 Incentive Compensation Plan, 36 million shares were authorized for issuance as SARs, RSAs, RSUs, stock options, performance share or unit awards, dividend or dividend equivalent rights and stock awards.

(b)

The number of shares to be issued upon exercise will be determined at exercise based on the difference between the grant price and the market price on the date of exercise and the calculation of taxes owed on the exercise.

(c)

Excludes 0.1 million outstanding options awarded under plans assumed by the Bancorp in connection with certain mergers and acquisitions. The Bancorp has not made any awards under these plans and will make no additional awards under these plans. The weighted-average exercise price of the outstanding options is $13.89 per share.

(d)	Phantom stock units are settled in cash.
(e)	The number of shares to be issued is dependent upon the Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 1 million shares.
(f)

Represents remaining shares of Fifth Third common stock under the Bancorp’s 1993 Stock Purchase Plan, as amended and restated, including an additional 1.5 million shares approved by shareholders on March 28, 2007 and an additional 12 million shares approved by shareholders on April 21, 2009.

Stock-based awards are eligible for issuance under the Bancorp’s Incentive Compensation Plan to executives, directors and key employees of the Bancorp and its subsidiaries. The Incentive Compensation Plan was approved by shareholders on April 15, 2014 and authorized the issuance of up to 36 million shares, including 16 million shares for Full Value Awards, as equity compensation and provides for SARs, RSAs, RSUs, stock options, performance share or unit awards, dividend or dividend equivalent rights and stock awards. Full Value Awards are defined as awards with no cash outlay for the employee to obtain the full value. Based on total stock-based awards outstanding (including SARs, RSAs, RSUs, stock options and PSAs) and shares remaining for future grants under the 2014 Incentive Compensation Plan, the potential dilution to which the Bancorp’s shareholders of common stock are exposed due to the potential that stock-based compensation will be awarded to executives, directors or key employees of the Bancorp and its subsidiaries is 10%. SARs, RSAs, RSUs, stock options and PSAs outstanding represent 7% of the Bancorp’s issued shares at December 31, 2015.

All of the Bancorp’s stock-based awards are to be settled with stock. The Bancorp has historically used treasury stock to settle stock-based awards, when available. SARs, issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, have up to ten year terms and vest and become exercisable either ratably or fully over a four year period of continued employment. The Bancorp does not grant discounted SARs or stock options, re-price previously granted SARs or stock options or grant reload stock options. RSAs and RSUs vest after four years or ratably over three or four years of continued employment. RSAs include dividend and voting rights. Stock options were previously issued at fair value based on the closing price of the Bancorp’s common stock on the date of grant, had up to ten year terms and vested and became fully exercisable ratably over a three or four year period of continued employment. PSAs have three year cliff vesting terms with market conditions and/or performance conditions as defined by the plan. All of the Bancorp’s executive stock-based awards contain an annual performance hurdle of 2% return on tangible common equity. If this threshold is not met, all PSAs that would vest in the next year are forfeited and all SARs and RSAs that would vest in the next year may also be forfeited at the discretion of the Human Capital and Compensation Committee of the Board of Directors. The Bancorp met this threshold as of December 31, 2015.

149  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense was $100 million, $83 million and $78 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in salaries, wages and incentives in the Consolidated Statements of Income. The total related income tax benefit recognized was $36 million, $30 million and $28 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock Appreciation Rights

The Bancorp uses assumptions, which are evaluated and revised as necessary, in estimating the grant-date fair value of each SAR grant.

The weighted-average assumptions were as follows for the years ended December 31:

	2015	2014	2013

Expected life (in years)	6	6	6
Expected volatility	35%	35	36
Expected dividend yield	2.7	2.4	3.0
Risk-free interest rate	1.6	2.0	1.0

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

The grant-date fair value of SARs is measured using the Black-

Scholes option-pricing model. The weighted-average grant-date fair value of SARs granted was $5.52, $6.53 and $4.56 per share for the years ended December 31, 2015, 2014 and 2013, respectively. The total grant-date fair value of SARs that vested during the years ended December 31, 2015, 2014 and 2013 was $35 million, $34 million and $29 million, respectively.

At December 31, 2015, there was $45 million of stock-based compensation expense related to nonvested SARs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2015 of 2.4 years.

	2015		2014		2013

SARs (in thousands, except per share data)	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share	Number of SARs	Weighted- Average Grant Price Per Share

Outstanding at January 1	45,590	$19.79	48,599	$19.98	44,120	$20.41
Granted	5,219	18.99	4,526	21.63	10,267	16.16
Exercised	(3,242)	13.59	(4,408)	13.63	(2,904)	11.18
Forfeited or expired	(3,438)	32.96	(3,127)	34.19	(2,884)	21.78

Outstanding at December 31	44,129	$19.14	45,590	$19.79	48,599	$19.98

Exercisable at December 31	29,721	$19.71	27,950	$21.71	26,462	$24.14

The following table summarizes outstanding and exercisable SARs by grant price per share at December 31, 2015:

	Outstanding SARs			Exercisable SARs

SARs (in thousands, except per share data)	Number of SARs	Weighted- Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Number of SARs	Weighted- Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (in years)

Under $10.00	2,943	$3.98	3.3	2,943	$3.98	3.3
$10.01-$20.00	30,488	15.99	6.3	19,074	15.37	5.3
$20.01-$30.00	4,047	21.64	8.2	1,053	21.66	8.1
$30.01-$40.00	6,069	38.66	0.8	6,069	38.66	0.8
Over $40.00	582	40.11	1.3	582	40.11	1.3

All SARs	44,129	$19.14	5.5	29,721	$19.71	4.2

Restricted Stock Awards

The total grant-date fair value of RSAs that vested during the years ended December 31, 2015, 2014 and 2013 was $43 million, $32 million and $40 million, respectively. At December 31, 2015, there was $101 million of stock-based compensation expense related to nonvested RSAs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2015 of 2.7 years.

150  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015		2014		2013

RSAs (in thousands, except per share data)	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share

Nonvested at January 1	7,253	$17.98	6,710	$15.11	6,379	$14.32
Granted	4,250	19.11	3,264	21.61	3,583	16.21
Exercised	(2,580)	16.86	(2,183)	14.84	(2,720)	14.71
Forfeited	(642)	18.64	(538)	16.73	(532)	14.97

Nonvested at December 31	8,281	$18.88	7,253	$17.98	6,710	$15.11

The following table summarizes nonvested RSAs by grant-date fair value at December 31, 2015:

	Nonvested RSAs

RSAs (in thousands)	Shares	Weighted-Average Remaining Contractual Life (in years)

$10.01-$15.00	690	0.3
$15.01-$20.00	5,153	1.6
$20.01-$25.00	2,438	1.4

All RSAs	8,281	1.4

Restricted Stock Units

The total grant-date fair value of RSUs that vested during the year ended December 31, 2015 was $2 million. At December 31, 2015, there was $4 million of stock-based compensation expense related to nonvested RSUs not yet recognized. The expense is expected to be recognized over an estimated remaining weighted-average period at December 31, 2015 of 2.9 years.

	2015

RSUs (in thousands, except per share data)	Shares	Weighted-Average Grant-Date Fair Value Per Share

Nonvested at January 1	-	$	N/A
Granted	377		19.58
Released	(5)		21.63
Forfeited	(1)		19.46

Nonvested at December 31	371		$19.56

The following table summarizes nonvested RSUs by grant-date fair value at December 31, 2015:

	Nonvested RSUs

RSUs (in thousands)	Shares	Weighted-Average Remaining Contractual Life (in years)

$15.01-$20.00	318	1.8
$20.01-$25.00	53	-

All RSUs	371	1.6

Stock Options

The grant-date fair value of stock options is measured using the Black-Scholes option-pricing model. There were no stock options granted during the years ended December 31, 2015, 2014 and 2013.

The total intrinsic value of stock options exercised was $1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Cash received from stock options exercised was $2 million, $1 million and $2 million for the years ended December 31,

2015, 2014 and 2013, respectively. The tax benefit realized from exercised stock options was immaterial to the Bancorp’s Consolidated Financial Statements during the years ended December 31, 2015, 2014 and 2013. All stock options were vested as of December 31, 2008, therefore, no stock options vested during the years ended December 31, 2015, 2014 or 2013. As of December 31, 2015, the aggregate intrinsic value of both outstanding stock options and exercisable stock options was $1 million.

151  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015		2014		2013

Stock Options (in thousands, except per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share	Number of Options	Weighted-Average Exercise Price Per Share

Outstanding at January 1	265	$14.25	546	$20.72	3,877	$45.00
Exercised	(126)	13.67	(115)	12.84	(190)	11.88
Forfeited or expired	(20)	13.59	(166)	36.42	(3,141)	51.23

Outstanding at December 31	119	$14.97	265	$14.25	546	$20.72

Exercisable at December 31	119	$14.97	265	$14.25	546	$20.72

The following table summarizes outstanding and exercisable stock options by exercise price per share at December 31, 2015:

	Outstanding and Exercisable Stock Options

Stock Options (in thousands, except per share data)	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)

Under $10.00	1	$8.59	3.0
$10.01-$20.00	112	13.89	0.8
$20.01-$30.00	1	24.41	2.0
$30.01-$40.00	-	-	-
Over $40.00	5	40.98	1.0

All stock options	119	$14.97	0.8

Other Stock-Based Compensation

The Bancorp’s Board of Directors previously approved the use of phantom stock units as part of its compensation for executives in connection with changes made in response to the TARP compensation rules. On February 22, 2011, the Bancorp redeemed its Series F preferred stock held by the U.S. Treasury under the CPP. As a result of this redemption, the last payment of phantom stock occurred in April 2011. The phantom stock units were issued under the Bancorp’s 2008 Incentive Compensation Plan. The number of phantom stock units was determined each pay period by dividing the amount of salary to be paid in phantom stock units for that pay period by the reported closing price of the Bancorp’s common stock on the pay date for such pay period. The phantom stock units vested immediately upon issuance. Phantom stock was expensed based on the number of outstanding units multiplied by the closing price of the Bancorp’s stock at period end. The phantom stock units did not include any rights to receive dividends or dividend equivalents. Phantom stock units issued on or before June 12, 2010 were settled in cash upon the earlier to occur of June 15, 2011 or the executive’s death. Units issued thereafter were settled in cash with 50% settled on June 15, 2012 and 50% settled on June 15, 2013. The amount paid on settlement of the phantom stock units was equal to the total amount of phantom stock units settled at the reported closing price of the Bancorp’s common stock on the settlement date. Under the phantom stock program, no phantom stock units were granted during the years ended December 31, 2015, 2014 and 2013. No phantom stock units were settled during both the years ended December 31, 2015 and 2014 and 200,130 phantom stock units were settled during the year ended December 31, 2013.

PSAs are payable contingent upon the Bancorp achieving certain predefined performance targets over the three-year measurement period. Awards granted during the years ended December 31, 2015, 2014 and 2013 will be entirely settled in stock. The performance targets are based on the Bancorp’s performance relative to a defined peer group. During the years ended December 31, 2015, 2014 and 2013, 458,355, 322,567 and 348,595 PSAs, respectively, were granted by the Bancorp. These awards were granted at a weighted-average grant-date fair value of $19.48, $15.61 and $16.15 per unit during the years ended December 31, 2015,

2014 and 2013, respectively.

The Bancorp sponsors an employee stock purchase plan that allows qualifying employees to purchase shares of the Bancorp’s common stock with a 15% match. During the years ended December 31, 2015, 2014 and 2013, there were 617,829, 599,101 and 690,039 shares, respectively, purchased by participants and the Bancorp recognized stock-based compensation expense of $1 million in each of the respective years.

152  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

The following table presents the major components of other noninterest income and other noninterest expense for the years ended December 31:

($ in millions)	2015	2014	2013

Other noninterest income:
Gain on sale of Vantiv, Inc. shares	$331	125	327
Valuation adjustments on the warrant associated with sale of Vantiv Holding, LLC	236	31	206
Gain on sale and exercise of the warrant associated with Vantiv Holding, LLC	89	-	-
Operating lease income	89	84	75
Income from the TRA associated with Vantiv, Inc.	80	23	9
Equity method income from interest in Vantiv Holding, LLC	63	48	77
BOLI income	48	44	52
Cardholder fees	43	45	47
Gain on loan sales	38	-	3
Private equity investment income	28	27	24
Consumer loan and lease fees	23	25	27
Banking center income	21	30	34
Insurance income	14	13	25
Net losses on disposition and impairment of bank premises and equipment	(101)	(19)	(6)
Loss on swap associated with the sale of Visa, Inc. Class B shares	(37)	(38)	(31)
Other, net	14	12	10

Total other noninterest income	$979	450	879

Other noninterest expense:
Impairment on affordable housing investments	$145	135	108
Loan and lease	118	119	158
Marketing	110	98	114
FDIC insurance and other taxes	99	89	127
Operating lease	74	67	57
Professional services fees	70	72	76
Losses and adjustments	55	188	221
Travel	54	52	54
Postal and courier	45	47	48
Data processing	45	41	42
Recruitment and education	33	28	26
Donations	29	18	24
Insurance	17	16	17
Supplies	16	15	16
Provision for (benefit from) the reserve for unfunded commitments	4	(27)	(17)
Other, net	191	181	193

Total other noninterest expense	$1,105	1,139	1,264

153  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. EARNINGS PER SHARE

The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the years ended December 31:

	2015			2014			2013

($ in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount

Earnings per Share:
Net income attributable to Bancorp	$1,712			$1,481			$1,836
Dividends on preferred stock	75			67			37

Net income available to common shareholders	1,637			1,414			1,799
Less: Income allocated to participating securities	15			12			14

Net income allocated to common shareholders	$1,622	799	$2.03	$1,402	833	$1.68	$1,785	869	$2.05

Earnings per Diluted Share:
Net income available to common shareholders	$1,637			$1,414			$1,799
Effect of dilutive securities:
Stock-based awards	-	9		-	10		-	8
Series G convertible preferred stock	-	-		-	-		18	18

Net income available to common shareholders plus assumed conversions	1,637			1,414			1,817
Less: Income allocated to participating securities	15			12			14

Net income allocated to common shareholders plus assumed conversions	$1,622	808	$2.01	$1,402	843	$1.66	$1,803	895	$2.02

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the years ended December 31, 2015, 2014 and 2013 excludes 16 million, 13 million and 24 million, respectively, of SARs and an immaterial amount for both the years ended December 31, 2015 and 2014 and 1 million for the year ended December 31, 2013, of stock options because their inclusion would have been anti-dilutive.

The diluted earnings per share computation for the year ended December 31, 2015 excludes the impact of the forward contract related to the December 14, 2015 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock during the fourth quarter of 2015, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of December 31, 2015, and thus the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

The diluted earnings per share computation for the year ended December 31, 2014 excludes the impact of the forward contract related to the October 23, 2014 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock during the fourth quarter of 2014, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of December 31, 2014, and thus the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

The diluted earnings per share computation for the year ended December 31, 2013 excludes the impact of the forward contracts related to the November 18, 2013 and December 13, 2013 accelerated share repurchase transactions. Based upon the average daily volume weighted-average price of the Bancorp’s common stock during the fourth quarter of 2013, the counterparty to the transactions would have been required to deliver additional shares for the settlement of the forward contracts as of December 31, 2013, and thus the impact of the forward contracts related to the two accelerated share repurchase transactions would have been anti-dilutive to earnings per share.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using

December 31, 2015 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value

Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$100	1,087	-	1,187
Obligations of states and political subdivisions securities	-	52	-	52
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,081	-	15,081
Agency commercial mortgage-backed securities	-	7,862	-	7,862
Non-agency commercial mortgage-backed securities	-	2,804	-	2,804
Asset-backed securities and other debt securities	-	1,355	-	1,355
Equity securities(a)	98	1	-	99

Available-for-sale and other securities(a)	198	28,242	-	28,440

Trading securities:
U.S. Treasury and federal agencies securities	-	19	-	19
Obligations of states and political subdivisions securities	-	9	-	9
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	6	-	6
Asset-backed securities and other debt securities	-	19	-	19
Equity securities	333	-	-	333

Trading securities	333	53	-	386

Residential mortgage loans held for sale	-	519	-	519
Residential mortgage loans(b)	-	-	167	167
Derivative assets:
Interest rate contracts	3	892	15	910
Foreign exchange contracts	-	386	-	386
Equity contracts	-	-	262	262
Commodity contracts	54	240	-	294

Derivative assets(d)	57	1,518	277	1,852

Total assets	$588	30,332	444	31,364

Liabilities:
Derivative liabilities:
Interest rate contracts	$1	257	3	261
Foreign exchange contracts	-	340	-	340
Equity contracts	-	-	61	61
Commodity contracts	37	239	-	276

Derivative liabilities(e)	38	836	64	938

Short positions(e)	22	7	-	29

Total liabilities	$60	843	64	967

(a)	Excludes FHLB, FRB and DTCC restricted stock totaling $248, $355 and $1, respectively, at December 31, 2015.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2015, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Consolidated Balance Sheets.
(e)	Included in other liabilities in the Consolidated Balance Sheets

155  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using
December 31, 2014 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value

Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$25	1,607	-	1,632
Obligations of states and political subdivisions securities	-	192	-	192
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	12,404	-	12,404
Agency commercial mortgage-backed securities	-	4,565	-	4,565
Non-agency commercial mortgage-backed securities	-	1,550	-	1,550
Asset-backed securities and other debt securities	-	1,362	-	1,362
Equity securities(a)	84	19	-	103

Available-for-sale and other securities(a)	109	21,699	-	21,808

Trading securities:
U.S. Treasury and federal agencies securities	-	14	-	14
Obligations of states and political subdivisions securities	-	8	-	8
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	9	-	9
Asset-backed securities and other debt securities	-	13	-	13
Equity securities	316	-	-	316

Trading securities	316	44	-	360

Residential mortgage loans held for sale	-	561	-	561
Residential mortgage loans(b)	-	-	108	108
Derivative assets:
Interest rate contracts	-	888	12	900
Foreign exchange contracts	-	417	-	417
Equity contracts	-	-	415	415
Commodity contracts	68	280	-	348

Derivative assets(d)	68	1,585	427	2,080

Total assets	$493	23,889	535	24,917

Liabilities:
Derivative liabilities:
Interest rate contracts	$6	276	2	284
Foreign exchange contracts	-	372	-	372
Equity contracts	-	-	49	49
Commodity contracts	58	280	-	338

Derivative liabilities(e)	64	928	51	1,043

Short positions(e)	16	5	-	21

Total liabilities	$80	933	51	1,064

(a)	Excludes FHLB and FRB restricted stock totaling $248 and $352, respectively, at December 31, 2014.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2014, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Consolidated Balance Sheets.
(e)	Included in other liabilities in the Consolidated Balance Sheets

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale and other and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities and exchange-traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or DCFs. Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include federal agencies securities, obligations of states and political subdivisions securities, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities and asset-

backed securities and other debt securities. These securities are generally valued using a market approach based on observable prices of securities with similar characteristics.

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

156  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For residential mortgage loans for which the fair value election has been made, and that are reclassified from held for sale to held for investment, the fair value estimation is based on mortgage-backed securities prices, interest rate risk and an internally developed credit component. Therefore, these loans are classified within Level 3 of the valuation hierarchy. An adverse change in the loss rate or severity assumption would result in a decrease in fair value of the related loan. The Secondary Marketing department, which reports to the Bancorp’s Head of the Consumer Bank, in conjunction with the Consumer Credit Risk department, which reports to the Bancorp’s Chief Risk Officer, are responsible for determining the valuation methodology for residential mortgage loans held for investment. The Secondary Marketing department reviews loss severity assumptions quarterly to determine if adjustments are necessary based on decreases in observable housing market data. This group also reviews trades in comparable benchmark securities and adjusts the values of loans as necessary. Consumer Credit Risk is responsible for the credit component of the fair value which is based on internally developed loss rate models that take into account historical loss rates and loss severities based on underlying collateral values.

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At December 31, 2015 and 2014, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a warrant associated with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. For further information on the warrant, refer to Note 19. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

As of December 31, 2015, the warrant allows the Bancorp to purchase approximately 7.8 million incremental nonvoting units in Vantiv Holding, LLC at an exercise price of $15.98 per unit and requires settlement under certain defined conditions involving change of control. The fair value of the warrant is calculated in conjunction with a third-party valuation provider by applying Black-Scholes option-pricing models using probability weighted scenarios which contain the following inputs: Vantiv, Inc. stock price, strike price per the Warrant Agreement and several unobservable inputs, such as expected term and expected volatility.

For the warrant, an increase in the expected term (years) and the expected volatility assumptions would result in an increase in the fair value; conversely, a decrease in these assumptions would result in a decrease in the fair value. The Accounting and Treasury departments, both of which report to the Bancorp’s Chief Financial Officer, determined the valuation methodology for the warrant. The Accounting and Treasury departments review changes in fair value on a quarterly basis for reasonableness based on changes in historical and implied volatilities, expected terms, probability weightings of the related scenarios and other assumptions.

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

An increase in the loss estimate or a delay in the resolution of the Covered Litigation would result in an increase in fair value; conversely, a decrease in the loss estimate or an acceleration of the resolution of the Covered Litigation would result in a decrease in fair value. The Accounting and Treasury departments determined the valuation methodology for the total return swap. The Accounting and Treasury departments review the changes in fair value on a quarterly basis for reasonableness based on Visa stock price changes, litigation contingencies, and escrow funding.

The net fair value asset of the IRLCs at December 31, 2015 was $15 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $6 million and $11 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $7 million and $14 million, respectively. The decrease in the fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $2 million and $3 million, respectively, and the increase in the fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $2 million and $3 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

The Consumer Line of Business Finance department, which reports to the Bancorp’s Chief Financial Officer, and the aforementioned Secondary Marketing department are responsible for determining the valuation methodology for IRLCs. Secondary Marketing, in conjunction with a third-party valuation provider, periodically review loan closing rate assumptions and recent loan sales to determine if adjustments are needed for current market conditions not reflected in historical data.

157  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Residential	Interest Rate	Equity
	Trading	Mortgage	Derivatives,	Derivatives,	Total
For the year ended December 31, 2015 ($ in millions)	Securities	Loans	Net(a)	Net(a)	Fair Value

Balance, beginning of period	$-	108	10	366	484
Total gains or losses (realized/unrealized):
Included in earnings	-	-	111	288	399
Purchases	-	-	(2)	-	(2)
Sale and exercise of warrant	-	-	-	(477)	(477)
Settlements	-	(28)	(107)	24	(111)
Transfers into Level 3(b)	-	87	-	-	87

Balance, end of period	$-	167	12	201	380

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2015(c)	$-	-	17	66	83

(a)

Net interest rate derivatives include derivative assets and liabilities of $15 and $3, respectively, as of December 31, 2015. Net equity derivatives include derivative assets and liabilities of $262 and $61, respectively, as of December 31, 2015.

(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Residential	Interest Rate	Equity
	Trading	Mortgage	Derivatives,	Derivatives,	Total
For the year ended December 31, 2014 ($ in millions)	Securities	Loans	Net(a)	Net(a)	Fair Value

Balance, beginning of period	$1	92	8	336	437
Total gains or losses (realized/unrealized):
Included in earnings	-	4	125	(7)	122
Purchases	-	-	(1)	-	(1)
Sales	(1)	-	-	-	(1)
Settlements	-	(17)	(122)	37	(102)
Transfers into Level 3(b)	-	29	-	-	29

Balance, end of period	$-	108	10	366	484

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2014(c)	$-	4	13	(7)	10

(a)

Net interest rate derivatives include derivative assets and liabilities of $12 and $2, respectively as of December 31, 2014. Net equity derivatives include derivative assets and liabilities of $415 and $49, respectively, as of December 31, 2014.

(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Residential	Interest Rate	Equity
	Trading	Mortgage	Derivatives,	Derivatives,	Total
For the year ended December 31, 2013 ($ in millions)	Securities	Loans	Net(a)	Net(a)	Fair Value

Balance, beginning of period	$1	76	57	144	278
Total gains or losses (realized/unrealized):
Included in earnings	-	(1)	59	175	233
Purchases	-	-	(2)	-	(2)
Settlements	-	(17)	(106)	17	(106)
Transfers into Level 3(b)	-	34	-	-	34

Balance, end of period	$1	92	8	336	437

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2013(c)	$-	(1)	11	175	185

(a)

Net interest rate derivatives include derivative assets and liabilities of $12 and $4, respectively, as of December 31, 2013. Net equity derivatives include derivative assets and liabilities of $384 and $48, respectively, as of December 31, 2013.

(b)	Includes residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

158  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Consolidated Statements of Income during the years ended December 31, 2015, 2014 and 2013 as follows:

($ in millions)	2015	2014	2013

Mortgage banking net revenue	$110	127	57
Corporate banking revenue	1	2	1
Other noninterest income	288	(7)	175

Total gains	$399	122	233

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at December 31, 2015, 2014 and 2013 were recorded in the Consolidated Statements of Income as follows:

($ in millions)	2015	2014	2013

Mortgage banking net revenue	$16	16	10
Corporate banking revenue	1	1	-
Other noninterest income	66	(7)	175

Total gains	$83	10	185

The following tables present information as of December 31, 2015 and 2014 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a recurring basis:

As of December 31, 2015 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Residential mortgage loans	$ 167	Loss rate model	Interest rate risk factor	(9.2) - 16.5%	3.1%
			Credit risk factor	0 - 80.5%	1.3%

IRLCs, net	15	Discounted cash flow	Loan closing rates	5.8 - 94.0%	76.3%

Stock warrant associated with Vantiv Holding, LLC	262	Black-Scholes option-	Expected term (years)	2.0 - 13.5	5.9
		pricing model	Expected volatility(a)	22.6 - 31.2%	25.9%

Swap associated with the sale of Visa, Inc. Class B shares	(61)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2016 - 3/31/2021	NM

(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

As of December 31, 2014 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Residential mortgage loans	$ 108	Loss rate model	Interest rate risk factor	(7.2) - 17.7%	5.0%
			Credit risk factor	0 - 46.6%	1.8%

IRLCs, net	12	Discounted cash flow	Loan closing rates	8.8 - 86.7%	65.2%

Stock warrant associated with Vantiv Holding, LLC	415	Black-Scholes option-	Expected term (years)	2.0 - 14.5	6.0
		pricing model	Expected volatility(a)	22.9 - 32.2%	26.5%

Swap associated with the sale of Visa, Inc. Class B shares	(49)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2015 - 6/30/2020	NM

(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

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

159  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of December 31, 2015 and 2014, and for which a nonrecurring fair value adjustment was recorded during the years ended December 31, 2015 and 2014, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains
As of December 31, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2015

Commercial loans held for sale	$-	-	13	13	3
Residential mortgage loans held for sale	-	-	68	68	(2)
Automobile loans held for sale	-	-	2	2	-
Credit cards held for sale	-	-	4	4	(2)
Commercial and industrial loans	-	-	344	344	(137)
Commercial mortgage loans	-	-	103	103	(41)
Commercial construction loans	-	-	6	6	(5)
Residential mortgage loans	-	-	55	55	(1)
MSRs	-	-	784	784	4
OREO	-	-	58	58	(24)
Bank premises and equipment	-	-	83	83	(101)
Operating lease equipment	-	-	42	42	(33)
Private equity investment funds	-	-	13	13	(1)

Total	$-	-	1,575	1,575	(340)

	Fair Value Measurements Using				Total Losses
As of December 31, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total	For the year ended December 31, 2014

Commercial loans held for sale	$-	-	33	33	(12)
Residential mortgage loans held for sale	-	-	554	554	(87)
Commercial and industrial loans	-	-	456	456	(382)
Commercial mortgage loans	-	-	110	110	(36)
Commercial construction loans	-	-	23	23	(1)
MSRs	-	-	856	856	(65)
OREO	-	-	90	90	(26)
Bank premises and equipment	-	-	22	22	(20)

Total	$-	-	2,144	2,144	(629)

The following tables present information as of December 31, 2015 and 2014 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets measured on a nonrecurring basis:

As of December 31, 2015 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Commercial loans held for sale	$13	Discounted cash flow	Discount spread	NM	4.4%

Residential mortgage loans held for sale	68	Loss rate model	Interest rate risk factor Credit risk factor	(7.5) - 0.1% NM	(1.6%) 0.1%

Automobile loans held for sale	2	Discounted cash flow	Discount spread	NM	3.1%

Credit cards held for sale	4	Comparable transactions	Estimated sales proceeds from comparable transactions	NM	NM

Commercial and industrial loans	344	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	103	Appraised value	Collateral value	NM	NM

Commercial construction loans	6	Appraised value	Collateral value	NM	NM

Residential mortgage loans	55	Appraised value	Appraised value	NM	NM

MSRs	784	Discounted cash flow	Prepayment speed	1.0 - 100%	(Fixed) 11.8% (Adjustable) 27.0%
			OAS spread (bps)	364-1,515	(Fixed) 618 (Adjustable) 703

OREO	58	Appraised value	Appraised value	NM	NM

Bank premises and equipment	83	Appraised value	Appraised value	NM	NM

Operating lease equipment	42	Appraised value	Appraised value	NM	NM

Private equity investment funds	13	Liquidity discount applied to fund’s net asset value	Liquidity discount	NM	18.0%

160  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average

Commercial loans held for sale	$33	Appraised value	Appraised value	NM	NM
			Cost to sell	NM	10.0%

Residential mortgage loans held for sale	554	Comparable transactions	Estimated sales proceeds from comparable transactions	NM	15.0%

Commercial and industrial loans	456	Appraised value	Collateral value	NM	NM

Commercial mortgage loans	110	Appraised value	Collateral value	NM	NM

Commercial construction loans	23	Appraised value	Collateral value	NM	NM

MSRs	856	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 12.0% (Adjustable) 26.2%

			Discount rates	9.6 - 13.2%	(Fixed) 9.9% (Adjustable) 11.8%

OREO	90	Appraised value	Appraised value	NM	NM

Bank premises and equipment	22	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

During the years ended December 31, 2015 and 2014, the Bancorp transferred $37 million and $28 million, respectively, of commercial loans from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value. These loans had fair value adjustments during the years ended December 31, 2015 and 2014 totaling $1 million and $10 million, respectively, and were generally based on either appraisals of the underlying collateral or were estimated by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics, similar remaining maturities, prepayment speeds and loss severities and were, therefore, classified within Level 3 of the valuation hierarchy. Additionally, during the years ended December 31, 2015 and 2014 there were fair value adjustments on existing loans held for sale of $1 million and $2 million, respectively. The fair value adjustments were also based on appraisals of the underlying collateral. The Bancorp recognized $5 million in gains on the sale of certain commercial loans held for sale during the year ended December 31, 2015.

The Accounting department determines the procedures for the valuation of commercial loans held for sale using appraised value which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching one year old are updated and the Real Estate Valuation group, which reports to the Bancorp’s Chief Risk Officer, in conjunction with the Commercial Line of Business review the third-party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance department, which reports to the Bancorp’s Chief Financial Officer, in conjunction with the Accounting department reviews all loan appraisal values, carry values and vintages. The Treasury department, which reports to the Bancorp’s Chief Financial Officer, is responsible for the estimate of fair value adjustments when a discounted future cash flow valuation technique is employed.

Residential mortgage loans held for sale

During the year ended December 31, 2015, the Bancorp transferred $233 million of residential mortgage loans from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value using significant unobservable inputs. Fair values were estimated based on mortgage-backed securities prices, interest rate risk and an internally developed credit component. These loans had $2 million of fair value adjustments during the year ended December 31, 2015. The Secondary Marketing department, which reports to the Bancorp’s Head of the Consumer Bank, in conjunction with the Consumer Credit Risk department, which reports to the Bancorp’s Chief Risk Officer, are responsible for determining the valuation methodology for residential mortgage loans held for investment. The Secondary Marketing department reviews loss severity assumptions quarterly to determine if adjustments are necessary based on decreases in observable housing market data. This group also reviews trades in comparable benchmark securities and adjusts the values of loans as necessary. Consumer Credit Risk is responsible for the credit component of the fair value which is based on internally developed loss rate models that take into account historical loss rates and loss severities based on underlying collateral values.

During the year ended December 31, 2014 the Bancorp transferred $720 million of restructured residential mortgage loans from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value using significant unobservable inputs. These loans had fair value adjustments during the year ended December 31, 2014 totaling $87 million. The fair value adjustments were based on estimated third-party valuations utilizing recent sales data from similar transactions. Broker opinion statements were also obtained as additional evidence to support the third-party valuations. The Treasury department worked with the third-party advisor to estimate the fair value adjustments. The discounts taken were intended to represent the perspective of a market participant, considering among other things, required investor returns which include liquidity discounts reflected in similar bulk transactions.

Automobile loans held for sale

During the year ended December 31, 2015, the Bancorp transferred $5 million of automobile loans from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value using significant unobservable inputs. Fair values were estimated by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics, similar remaining maturities, prepayment speeds and loss severities. These loans had an immaterial amount of fair value adjustments during the year ended December 31, 2015. The Treasury department, which reports to the Bancorp’s Chief Financial Officer, is responsible for the estimate of fair value adjustments.

Credit cards held for sale

During the year ended December 31, 2015, the Bancorp transferred $102 million of credit cards from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value using significant unobservable inputs.

161  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair values were estimated based on recent sales data from similar transactions. These loans had fair value adjustments of $2 million during the year ended December 31, 2015. The Consumer Credit Risk department, which reports to the Bancorp’s Chief Risk Officer, in conjunction with the Accounting department, which reports to the Bancorp’s Chief Financial Officer, are responsible for the estimate of fair value adjustments.

Commercial loans held for investment

During the years ended December 31, 2015 and 2014, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans and commercial construction loans held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

Residential mortgage loans held for investment

During the year ended December 31, 2015, the Bancorp transferred approximately $55 million of restructured residential mortgage loans from held for sale to the portfolio as the Bancorp no longer had the intent to sell the loans. Upon transfer, the Bancorp recognized a nonrecurring fair value adjustment of $1 million on these loans, which had previously been transferred to held for sale in the fourth quarter of 2014.

MSRs

Mortgage interest rates increased during the year ended December 31, 2015 which led to a recovery of temporary impairment on servicing rights. Mortgage rates decreased during the year ended December 31, 2014 and the Bancorp recognized temporary impairment in certain classes of the MSR portfolio and the carrying value was adjusted to fair value. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal OAS models with certain unobservable inputs, primarily prepayment speed assumptions, OAS and weighted-average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 12 for further information on the assumptions used in the valuation of the Bancorp’s MSRs. The Secondary Marketing department and Treasury department are responsible for determining the valuation methodology for MSRs. Representatives from Secondary Marketing, Treasury, Accounting and Risk Management are responsible for reviewing key assumptions used in the internal OAS model. Two external valuations of the MSR portfolio are obtained from third parties that use valuation models in order to assess the reasonableness of the internal OAS model. Additionally, the Bancorp participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the MSR valuation process and the resulting MSR prices.

OREO

During the years ended December 31, 2015 and 2014, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. For the years ended December 31, 2015 and 2014, these losses include $14 million and $12 million, respectively, recorded as charge-offs, on new OREO properties transferred from loans during the respective periods and $10 million and $14 million, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

The Real Estate Valuation department, which reports to the Bancorp’s Chief Risk Officer, is solely responsible for managing the appraisal process and evaluating the appraisal for commercial properties transferred to OREO. All appraisals on commercial OREO properties are updated on at least an annual basis.

The Real Estate Valuation department reviews the BPO data and internal market information to determine the initial charge-off on residential real estate loans transferred to OREO. Once the foreclosure process is completed, the Bancorp performs an interior inspection to update the initial fair value of the property. These properties are reviewed at least every 30 days after the initial interior inspections are completed. The Asset Manager receives a monthly status report for each property, which includes the number of showings, recently sold properties, current comparable listings and overall market conditions.

Bank premises and equipment

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. These properties were written down to their lower of cost or market values. At least annually thereafter, the Bancorp will review these properties for market fluctuations. The fair value amounts were generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. Corporate Facilities, which reports to the Bancorp’s Chief Administrative Officer, in conjunction with Accounting, is responsible for preparing and reviewing the fair value estimates for bank premises and equipment. For further information on bank premises and equipment and discussion on changes to the branch network, refer to Note 7 and Note 31.

Operating lease equipment

During the year ended December 31, 2015, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review.

162  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Private equity investment funds

On December 10, 2013, the U.S. banking agencies finalized section 619 of the DFA, known as the Volcker Rule, which became effective April 1, 2014. Though the final rule was effective April 1, 2014, the FRB granted the industry an extension of time until July 21, 2015 to conform certain of its activities related to proprietary trading to comply with the Volcker Rule. In addition, the FRB has granted the industry an extension of time until July 21, 2016, and announced its intention to grant a one year extension of the conformance period until July 21, 2017, to conform certain ownership interests in, sponsorship activities of and relationships with private equity or hedge funds as well as holding certain collateralized loan obligations that were in place as of December 31, 2013. It is expected that over time the Bancorp may need to sell or redeem these investments, however no formal plan to sell has been approved as of December 31, 2015. As a result of the announced conformance period extension, the Bancorp believes it is likely that these investments will be reduced over time in the ordinary course of events before compliance is required. As a result, the Bancorp has performed nonrecurring fair value measurements on a fund by fund basis to determine whether OTTI exists. The Bancorp estimated the fair value of a fund by using the net asset value reported by the fund manager, and in some cases, applying an estimated market discount to the reported net asset value of the fund. Because the length of time until the investment will become redeemable is generally not certain, these funds were classified within Level 3 of the valuation hierarchy. The Bancorp recognized $1 million of OTTI on its investments in private equity funds during the year ended December 31, 2015. The Bancorp did not recognize OTTI on its investments in private equity funds during the year ended December 31, 2014. An adverse change in the reported net asset values or estimated market discounts where applicable, would result in a decrease in the fair value estimate. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The Bancorp’s Private Equity department, which reports to the Chief Operating Officer, in conjunction with the Accounting department, is responsible for preparing and reviewing the fair value estimates.

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

Fair value changes recognized in earnings for instruments held at December 31, 2015 and 2014 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $17 million and $26 million, respectively. These gains are reported in mortgage banking net revenue in the Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $2 million at both December 31, 2015 and 2014. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference

December 31, 2015
Residential mortgage loans measured at fair value	$686	669	17
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	2	2	-

December 31, 2014
Residential mortgage loans measured at fair value	$669	643	26
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	3	3	-

163  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total

As of December 31, 2015 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value

Financial assets:
Cash and due from banks	$2,540	2,540	-	-	2,540
Other securities	604	-	604	-	604
Held-to-maturity securities	70	-	-	70	70
Other short-term investments	2,671	2,671	-	-	2,671
Loans held for sale	384	-	-	384	384
Portfolio loans and leases:
Commercial and industrial loans	41,479	-	-	41,802	41,802
Commercial mortgage loans	6,840	-	-	6,656	6,656
Commercial construction loans	3,190	-	-	2,918	2,918
Commercial leases	3,807	-	-	3,533	3,533
Residential mortgage loans	13,449	-	-	14,061	14,061
Home equity	8,234	-	-	8,948	8,948
Automobile loans	11,453	-	-	11,170	11,170
Credit card	2,160	-	-	2,551	2,551
Other consumer loans and leases	646	-	-	643	643
Unallocated allowance for loan and lease losses	(115)	-	-	-	-

Total portfolio loans and leases, net	91,143	-	-	92,282	92,282

Financial liabilities:
Deposits	103,205	-	103,219	-	103,219
Federal funds purchased	151	151	-	-	151
Other short-term borrowings	1,507	-	1,507	-	1,507
Long-term debt	15,844	15,637	625	-	16,262

	Net Carrying	Fair Value Measurements Using			Total

As of December 31, 2014 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value

Financial assets:
Cash and due from banks	$3,091	3,091	-	-	3,091
Other securities	600	-	600	-	600
Held-to-maturity securities	187	-	-	187	187
Other short-term investments	7,914	7,914	-	-	7,914
Loans held for sale	700	-	-	700	700
Portfolio loans and leases:
Commercial and industrial loans	40,092	-	-	40,781	40,781
Commercial mortgage loans	7,259	-	-	6,878	6,878
Commercial construction loans	2,052	-	-	1,735	1,735
Commercial leases	3,675	-	-	3,426	3,426
Residential mortgage loans	12,177	-	-	12,249	12,249
Home equity	8,799	-	-	9,224	9,224
Automobile loans	12,004	-	-	11,748	11,748
Credit card	2,297	-	-	2,586	2,586
Other consumer loans and leases	405	-	-	414	414
Unallocated allowance for loan and lease losses	(106)	-	-	-	-

Total portfolio loans and leases, net	88,654	-	-	89,041	89,041

Financial liabilities:
Deposits	101,712	-	101,715	-	101,715
Federal funds purchased	144	144	-	-	144
Other short-term borrowings	1,556	-	1,561	-	1,561
Long-term debt	14,967	14,993	655	-	15,648

Cash and due from banks, other securities, other short-term investments, deposits, federal funds purchased and other short-term borrowings

For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, FHLB and FRB restricted stock, other short-term investments, certain deposits (demand, interest checking, savings, money market and foreign office deposits), federal funds purchased and other short-term borrowings excluding FHLB borrowings. Fair values for other time deposits, certificates of deposit $100,000 and over and FHLB borrowings were estimated using a DCF calculation that applies prevailing LIBOR/swap interest rates and a spread for new issuances with similar terms.

Held-to-maturity securities

The Bancorp’s held-to-maturity securities are primarily composed of instruments that provide income tax credits as the economic return on the investment. The fair value of these instruments is estimated based on current U.S. Treasury tax credit rates.

164  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans held for sale

Fair values for commercial loans held for sale were valued based on executable bids when available or on DCF models incorporating appraisals of the underlying collateral, as well as assumptions about investor return requirements and amounts and timing of expected cash flows. Fair values for residential mortgage loans held for sale were valued based on estimated third-party valuations utilizing recent sales data from similar transactions. Broker opinion statements were also obtained as additional evidence to support the third-party valuations. Fair values for other consumer loans held for sale were based on contractual values upon which the loans may be sold to a third party and approximate their carrying value.

Portfolio loans and leases, net

Fair values were estimated based on either appraisals of the underlying collateral or by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics, similar remaining maturities, prepayment speeds and loss severities. The Bancorp estimates fair values at the transaction level whenever possible. For certain products with a large number of homogenous transactions, the Bancorp employs a pool approach. This approach involves stratifying and sorting the entire population of transactions into a smaller number of pools with like characteristics. Characteristics may include maturity date, coupon, origination date and principal amortization method.

Long-term debt

Fair value of long-term debt was based on quoted market prices, when available, or a DCF calculation using LIBOR/swap interest rates and, in some cases, Fifth Third credit and/or debt instrument spreads for new issuances with similar terms.

165  Fifth Third Bancorp

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

The Bancorp’s banking subsidiary must maintain cash reserve balances when total reservable deposit liabilities are greater than the regulatory exemption. These reserve requirements may be satisfied with vault cash and balances on deposit with the FRB. In 2015 and 2014, the Bancorp’s banking subsidiary was required to maintain average cash reserve balances of $1.8 billion and $1.7 billion, respectively.

The Board of Governors of the Federal Reserve System issued capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC and in analyzing applications to it under the BHCA of 1956, as amended. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items, as well as define and set minimum regulatory capital requirements. The Basel III Final Rule was effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of its components and other provisions. It revised the quantitative measures used to define risk weightings to assets and off-balance sheet items and also defined the regulatory capital components and set minimum regulatory capital requirements. The minimum capital ratios established under the Basel III Final Rule are Common equity Tier 1 capital of at least 4.5% (CET1 ratio), Tier I capital (core capital) of at least 6% of risk-weighted assets (Tier I risk-based capital ratio), Total regulatory capital (Tier I plus Tier II capital) of at least 8% of risk-weighted assets (Total risk-based capital ratio) and Tier I capital of at least 4% of adjusted quarterly average assets (Tier I leverage ratio). Failure to meet the minimum capital requirements can initiate certain actions by regulators that could have a direct material effect on the Consolidated Financial Statements of the Bancorp.

The Basel III Final Rule provided for certain banks, including the Bancorp, to opt out of including AOCI in regulatory capital and also retained the treatment of residential mortgage exposures consistent with the current Basel I capital rules. The Bancorp made a one-time permanent election to not include AOCI in regulatory capital in the March 31, 2015 FFIEC 031 and FR Y-9C filings. The Basel III Final Rule phases out the inclusion of certain TruPS as a component of Tier I capital. Under these provisions, these TruPS would qualify as a component of Tier II capital. At December 31, 2015, the Bancorp’s Tier I capital included $13 million of TruPS representing approximately 1 bp of risk-weighted assets. Tier II capital consists principally of term subordinated debt and, subject to limitations, allowances for credit losses.

The Bancorp’s assets and credit equivalent amounts of off-balance sheet items are assigned to one of several broad risk categories according to the Standardized Approach for risk-weighting assets as defined in the Basel III Final Rule. The aggregate dollar value of the amount of each category is multiplied by the associated risk weighting. The resulting weighted values from each of the risk categories in sum is the total risk-weighted assets. Quarterly average assets for this purpose do not include goodwill and any other intangible assets and other investments that the FRB determines should be deducted from Tier I capital.

The Board of Governors of the Federal Reserve System issued capital adequacy guidelines for banking subsidiaries substantially similar to those adopted for BHCs, as described previously. In addition, the U.S. banking agencies have issued substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank generally shall be deemed to be well-capitalized if it has a CET1 ratio of 6.5% or more, a Tier I risk-based capital ratio of 8% or more, a Total risk-based capital ratio of 10% or more, a Tier I leverage ratio of 5% or more and is not subject to any written capital order or directive. If an institution becomes undercapitalized, it would become subject to significant additional oversight, regulations and requirements as mandated by the FDIA.

The Bancorp and its banking subsidiary, Fifth Third Bank, had a CET1 capital ratio above the well-capitalized level at December 31, 2015 and Tier I risk-based capital, Total risk-based capital and Tier I leverage ratios above the well-capitalized levels at December 31, 2015 and 2014. To continue to qualify for financial holding company status pursuant to the Gramm-Leach-Bliley Act of 1999, the Bancorp’s banking subsidiary must, among other things, maintain “well-capitalized” capital ratios.

The following table presents capital and risk-based capital and leverage ratios for the Bancorp and its banking subsidiary at December 31:

	2015		2014
	Basel III Transitional(a)		Basel I(b)
($ in millions)	Amount	Ratio	Amount	Ratio

CET1 capital (to risk-weighted assets):
Fifth Third Bancorp	$11,917	9.82%	N/A	N/A
Fifth Third Bank	14,216	11.92	N/A	N/A
Tier I risk-based capital (to risk-weighted assets):
Fifth Third Bancorp	13,260	10.93	$12,764	10.83%
Fifth Third Bank	14,216	11.92	13,760	11.85
Total risk-based capital (to risk-weighted assets):
Fifth Third Bancorp	17,134	14.13	16,895	14.33
Fifth Third Bank	15,642	13.12	15,213	13.10
Tier I leverage (to average assets):
Fifth Third Bancorp	13,260	9.54	12,764	9.66
Fifth Third Bank	14,216	10.43	13,760	10.58

(a)

Under the U.S. banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting weighted values are added together resulting in the total risk-weighted assets.

(b)	These capital amounts and ratios were calculated under the Supervisory Agencies general risk-based capital rules (Basel I) which were in effect prior to January 1, 2015.

166  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Income (Parent Company Only)

For the years ended December 31 ($ in millions)	2015	2014	2013

Income
Dividends from subsidiaries:
Consolidated nonbank subsidiaries(a)	$1,040	1,094	859
Interest on loans to subsidiaries	15	14	14

Total income	1,055	1,108	873

Expenses
Interest	178	163	178
Other	22	17	36

Total expenses	200	180	214

Income Before Income Taxes and Change in Undistributed Earnings of Subsidiaries	855	928	659
Applicable income tax benefit	69	62	74

Income Before Change in Undistributed Earnings of Subsidiaries	924	990	733
Change in undistributed earnings	788	491	1,103

Net Income	$1,712	1,481	1,836

Other Comprehensive Income	-	-	-

Comprehensive Income Attributable to Bancorp	$1,712	1,481	1,836

(a)

The Bancorp’s indirect banking subsidiary paid dividends to the Bancorp’s direct nonbank subsidiary holding company of $1.0 billion, $1.1 billion and $859 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Condensed Balance Sheets (Parent Company Only)

As of December 31 ($ in millions)	2015	2014

Assets
Cash	$128	-
Short-term investments	3,728	3,189
Loans to subsidiaries:
Nonbank subsidiaries	982	984

Total loans to subsidiaries	982	984

Investment in subsidiaries
Nonbank subsidiaries	17,831	17,186

Total investment in subsidiaries	17,831	17,186

Goodwill	80	80
Other assets	432	451

Total Assets	$23,181	21,890

Liabilities
Other short-term borrowings	$404	426
Accrued expenses and other liabilities	433	405
Long-term debt (external)	6,474	5,394

Total Liabilities	$7,311	6,225

Shareholders’ Equity
Common stock	$2,051	2,051
Preferred stock	1,331	1,331
Capital surplus	2,666	2,646
Retained earnings	12,358	11,141
Accumulated other comprehensive income	197	429
Treasury stock	(2,764)	(1,972)
Noncontrolling interests	31	39

Total Equity	15,870	15,665

Total Liabilities and Equity	$23,181	21,890

167  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows (Parent Company Only)

For the years ended December 31 ($ in millions)	2015	2014	2013

Operating Activities
Net income	$1,712	1,481	1,836
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes	(4)	(1)	(1)
Net change in undistributed earnings	(788)	(491)	(1,103)
Net change in:
Other assets	(19)	8	13
Accrued expenses and other liabilities	32	(40)	(28)

Net Cash Provided by Operating Activities	933	957	717

Investing Activities
Net change in:
Short-term investments	(539)	(684)	976
Loans to subsidiaries	2	(10)	47

Net Cash (Used in) Provided by Investing Activities	(537)	(694)	1,023

Financing Activities
Net change in other short-term borrowings	(22)	115	(255)
Proceeds from issuance of long-term debt	1,099	499	750
Repayment of long-term debt	-	-	(1,500)
Dividends paid on common shares	(422)	(423)	(393)
Dividends paid on preferred shares	(75)	(67)	(37)
Issuance of preferred shares	-	297	1,034
Repurchase of treasury shares and related forward contract	(850)	(654)	(1,320)
Other, net	2	(30)	(19)

Net Cash Used in Financing Activities	(268)	(263)	(1,740)

Increase in Cash	128	-	-
Cash at Beginning of Period	-	-	-

Cash at End of Period	$128	-	-

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2015 to reflect the current market rates and updated market assumptions. These rates were generally lower than those in place during 2014, thus net interest income for deposit-providing businesses was negatively impacted during 2015.

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

The results of operations and financial position for the years ended December 31, 2014 and 2013 were adjusted to reflect the transfer of certain customers and Bancorp employees from Commercial Banking to Branch Banking, effective January 1, 2015. In addition, the balances for the years ended December 31, 2014 and 2013 were adjusted to reflect a change in internal allocation methodology.

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

168  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,254 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

Results of operations and assets by business segment for the years ended December 31 are:

2015 ($ in millions)	Commercial Banking		Branch Banking		Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total

Net interest income	$1,625		1,555		249	128	(24)	-		3,533
Provision for loan and lease losses	239		159		45	3	(50)	-		396

Net interest income after provision for loan and lease losses	1,386		1,396		204	125	26	-		3,137

Total noninterest income	853	(c)	652	(b)	407	418	822	(149	) (a)	3,003
Total noninterest expense	1,402		1,567		436	455	64	(149)		3,775

Income before income taxes	837		481		175	88	784	-		2,365
Applicable income tax expense	98		170		63	30	298	-		659

Net income	739		311		112	58	486	-		1,706
Less: Net income attributable to noncontrolling interests	-		-		-	-	(6)	-		(6)

Net income attributable to Bancorp	739		311		112	58	492	-		1,712
Dividends on preferred stock	-		-		-	-	75	-		75

Net income available to common shareholders	$739		311		112	58	417	-		1,637

Total goodwill	$613		1,655		-	148	-	-		2,416

Total assets	$58,166		53,587		22,656	9,938	(3,265)	-		141,082

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.
(b)	Includes an impairment charge of $109 for branches and land. For more information refer to Note 7 and Note 27.
(c)	Includes an impairment charge of $36 for operating lease equipment. For more information refer to Note 8 and Note 27.

2014 ($ in millions)	Commercial Banking	Branch Banking		Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total

Net interest income	$1,627	1,573		258	121	-	-		3,579
Provision for loan and lease losses	235	181		156	3	(260)	-		315

Net interest income after provision for loan and lease losses	1,392	1,392		102	118	260	-		3,264

Total noninterest income	880	726	(b)	350	410	253	(146	) (a)	2,473
Total noninterest expense	1,317	1,554		554	445	(15)	(146)		3,709

Income (loss) before income taxes	955	564		(102)	83	528	-		2,028
Applicable income tax expense (benefit)	155	199		(36)	29	198	-		545

Net income (loss)	800	365		(66)	54	330	-		1,483
Less: Net income attributable to noncontrolling interests	-	-		-	-	2	-		2

Net income (loss) attributable to Bancorp	800	365		(66)	54	328	-		1,481
Dividends on preferred stock	-	-		-	-	67	-		67

Net income (loss) available to common shareholders	$800	365		(66)	54	261	-		1,414

Total goodwill	$613	1,655		-	148	-	-		2,416

Total assets	$56,306	51,462		22,567	10,443	(2,072)	-		138,706

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.
(b)	Includes an impairment charge of $20 for branches and land. For more information refer to Note 7 and Note 27.

169  Fifth Third Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 ($ in millions)	Commercial Banking	Branch Banking		Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations		Total

Net interest income	$1,569	1,380		312	154	146	-		3,561
Provision for loan and lease losses	195	211		93	2	(272)	-		229

Net interest income after provision for loan and lease losses	1,374	1,169		219	152	418	-		3,332

Total noninterest income	811	745	(b)	755	406	654	(144	) (a)	3,227
Total noninterest expense	1,230	1,576		685	453	161	(144)		3,961

Income before income taxes	955	338		289	105	911	-		2,598
Applicable income tax expense	157	119		102	37	357	-		772

Net income	798	219		187	68	554	-		1,826
Less: Net income attributable to noncontrolling interests	-	-		-	-	(10)	-		(10)

Net income attributable to Bancorp	798	219		187	68	564	-		1,836
Dividends on preferred stock	-	-		-	-	37	-		37

Net income available to common shareholders	$798	219		187	68	527	-		1,799

Total goodwill	$613	1,655		-	148	-	-		2,416

Total assets	$54,495	47,788		22,624	10,711	(5,175)	-		130,443

(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Consolidated Statements of Income.
(b)	Includes an impairment charge of $6 for branches and land. For more information refer to Note 7 and Note 27.

31. SUBSEQUENT EVENT

On January 29, 2016, the Bancorp closed the previously announced sale of its retail operations, including retail accounts, certain private banking deposits and related loan relationships in the St. Louis MSA to Great Southern Bank. The sale included loans, premises and equipment and deposits with aggregate carrying amounts of approximately $158 million, $18 million and $228 million, respectively. The Bancorp recorded a gain on the sale of approximately $8 million that will be recognized in the Bancorp’s first quarter 2016 Quarterly Report on Form 10-Q.

170  Fifth Third Bancorp

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No: ☒

There were 783,231,128 shares of the Bancorp’s Common Stock, without par value, outstanding as of January 31, 2016. The Aggregate Market Value of the Voting Stock held by non-affiliates of the Bancorp was $16,277,829,299 as of June 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

This report incorporates into a single document the requirements of the U.S. Securities and Exchange Commission (SEC) with respect to annual reports on Form 10-K and annual reports to shareholders. The Bancorp’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated by reference into Part III of this report.

Only those sections of this 2015 Annual Report to Shareholders that are specified in this Cross Reference Index constitute part of the Registrant’s Form 10-K for the year ended December 31, 2015. No other information contained in this 2015 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the Registrant’s Form 10-K.

10-K Cross Reference Index

PART I
Item 1.	Business	16-20, 172-178
	Employees	40
	Segment Information	42-49, 168-170
	Average Balance Sheets	36
	Analysis of Net Interest Income and Net Interest Income Changes	35-37
	Investment Securities Portfolio	53-54, 101-102
	Loan and Lease Portfolio	52-53,103-104
	Risk Elements of Loan and Lease Portfolio	57-72
	Deposits	55-56
	Return on Equity and Assets	15
	Short-term Borrowings	56,128
Item 1A.	Risk Factors	26-34
Item 1B.	Unresolved Staff Comments	None
Item 2.	Properties	179
Item 3.	Legal Proceedings	136-137
Item 4.	Mine Safety Disclosures	N/A
	Executive Officers of the Bancorp	179
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	180
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-81
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	72-75
Item 8.	Financial Statements and Supplementary Data	84-170
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None
Item 9A.	Controls and Procedures	82
Item 9B.	Other Information	None
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	182
Item 11.	Executive Compensation	182
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	149-152,182
Item 13.	Certain Relationships and Related Transactions, and Director Independence	182
Item 14.	Principal Accounting Fees and Services	182

171  Fifth Third Bancorp

PART IV
Item 15.	Exhibits, Financial Statement Schedules	182-185
SIGNATURES		186

PART I

ITEM 1.    BUSINESS

General Information

Fifth Third Bancorp (the “Bancorp”), an Ohio corporation organized in 1975, is a bank holding company (“BHC”) as defined by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is registered as such with the Board of Governors of the Federal Reserve System (the “FRB”). The Bancorp’s principal office is located in Cincinnati, Ohio.

The Bancorp’s subsidiaries provide a wide range of financial products and services to the retail, commercial, financial, governmental, educational and medical sectors, including a wide variety of checking, savings and money market accounts, and credit products such as credit cards, installment loans, mortgage loans and leases. Fifth Third Bank has deposit insurance provided by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund. Refer to Exhibit 21 filed as an attachment to this Annual Report on Form 10-K for a list of subsidiaries of the Bancorp as of December 31, 2015.

The Bancorp derives the majority of its revenues from the U.S. Revenue from foreign countries and external customers domiciled in foreign countries is immaterial to the Bancorp’s Consolidated Financial Statements.

Additional information regarding the Bancorp’s businesses is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Availability of Financial Information

The Bancorp files reports with the SEC. Those reports include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Bancorp files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on the Bancorp’s web site at https://www.53.com on a same day basis after they are electronically filed with or furnished to the SEC.

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

Regulation and Supervision

In addition to the generally applicable state and federal laws governing businesses and employers, the Bancorp and its banking subsidiary are subject to extensive regulation by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of the business of the Bancorp and its banking subsidiary are subject to specific requirements or restrictions and general regulatory oversight. The principal objectives of state and federal banking laws and regulations and the supervision, regulation and examination of banks and their parent companies (such as the Bancorp) by bank regulatory agencies are the maintenance of the safety and soundness of financial institutions, maintenance of the federal deposit insurance system and the protection of consumers or classes of consumers, rather than the specific protection of shareholders of a bank or the parent company of a bank. The Bancorp and its subsidiaries are subject to an extensive regulatory framework of complex and comprehensive federal and state laws and regulations addressing the provision of banking and other financial services and other aspects of the Bancorp’s businesses and operations. Regulation and regulatory oversight have increased significantly over the past five years, primarily as a result of the passage of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”). The DFA imposes regulatory requirements and oversight over banks and other financial institutions in a number of ways, among which are (i) creating the Consumer Financial Protection Bureau (the “CFPB”) to regulate consumer financial products and services; (ii) creating the Financial Stability Oversight Council to identify and impose additional regulatory oversight on large financial firms; (iii) granting orderly liquidation authority to the FDIC for the liquidation of financial corporations that pose a risk to the financial system of the U.S.; (iv) requiring financial institutions to draft a resolution plan that contemplates the dissolution of the enterprise and submit that resolution plan to both the Federal Reserve and the FDIC; (v) limiting debit card interchange fees; (vi) adopting certain changes to shareholder rights and responsibilities, including a shareholder “say on pay”) vote on executive compensation; (vii) strengthening the SEC’s powers to regulate securities markets; (viii) regulating OTC derivative markets; (ix) restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain

172  Fifth Third Bancorp

other revisions; (x) changing the base upon which the deposit insurance assessment is assessed from deposits to, substantially, average consolidated assets minus equity; and (xi) amending the Truth in Lending Act with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation. In addition, due to the volume of regulations required by the DFA, not all proposed or final regulations that may have an impact on the Bancorp or its banking subsidiary are necessarily discussed.

Regulators

The Bancorp and/or its banking subsidiary are subject to regulation and supervision primarily by the FRB, the CFPB and the Ohio Division of Financial Institutions (the “Division”) and additionally by certain other functional regulators and self-regulatory organizations. The Bancorp is also subject to regulation by the SEC by virtue of its status as a public company and due to the nature of some of its businesses. The Bancorp’s banking subsidiary is subject to regulation by the FDIC, which insures the bank’s deposits as permitted by law.

The federal and state laws and regulations that are applicable to banks and to BHCs regulate, among other matters, the scope of their business, their activities, their investments, their capital and liquidity levels, their reserves against deposits, the timing of the availability of deposited funds, the amount of loans to individual and related borrowers and the nature, the amount of and collateral for certain loans, and the amount of interest that may be charged on loans as applicable. Various federal and state consumer laws and regulations also affect the services provided to consumers.

The Bancorp and/or its banking subsidiary are required to file various reports with, and is subject to examination by regulators, including the FRB and the Division. The FRB, the Division and the CFPB have the authority to issue orders for BHCs and/or banks to cease and desist from certain banking practices and violations of conditions imposed by, or violations of agreements with, the FRB, the Division and the CFPB. Certain of the Bancorp’s and/or its banking subsidiary regulators are also empowered to assess civil money penalties against companies or individuals in certain situations, such as when there is a violation of a law or regulation. Applicable state and federal laws also grant certain regulators the authority to impose additional requirements and restrictions on the activities of the Bancorp and or its banking subsidiary and, in some situations, the imposition of such additional requirements and restrictions will not be publicly available information.

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

Financial Holding Companies

The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits a qualifying BHC to become a financial holding company (“FHC”) and thereby to engage directly or indirectly in a broader range of activities than those permitted for a BHC under the BHCA. Permitted activities for a FHC include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complementary” to financial activities. In addition, a FHC is allowed to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB. A BHC may elect to become a FHC if each of its banking subsidiaries is well capitalized, is well managed and has at least a “Satisfactory” rating under the Community Reinvestment Act (“CRA”). The DFA also extended the well capitalized and well managed requirement to the BHC. In 2000, the Bancorp elected and qualified for FHC status under the GLBA. To maintain FHC status, a holding company must continue to meet certain requirements. The failure to meet such requirements could result in material restrictions on the activities of the FHC and may also adversely affect the FHC’s ability to enter into certain transactions or obtain necessary approvals in connection therewith, as well as loss of FHC status. If restrictions are imposed on the activities of an FHC, such information may not necessarily be available to the public.

Dividends

The Bancorp depends in part upon dividends received from its direct and indirect subsidiaries, including its indirect banking subsidiary, to fund its activities, including the payment of dividends. The Bancorp and its banking subsidiary are subject to various federal and state restrictions on their ability to pay dividends. The FRB has authority to prohibit BHCs from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for BHCs to pay dividends unless a BHC’s net income is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. The ability to pay dividends may be further limited by provisions of the DFA and implanting regulations (see Systematically Significant Companies and Capital).

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

173  Fifth Third Bancorp

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

Community Reinvestment Act

The CRA generally requires insured depository institutions, including the Bank, to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of those communities and the CRA requires the FRB to evaluate the performance of such depository institutions with respect to these CRA obligations. Depository institutions must maintain comprehensive records of their CRA activities for purposes of these examinations. The FRB must take into account the record of performance of depository institutions in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. For purposes of CRA examinations, the FRB rates such institutions’ compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” The Bank must be well-capitalized, well-managed and maintain at least a “Satisfactory” CRA rating for the Bancorp to retain its status as a financial holding company. Failure to meet these requirements could result in the FRB placing limitations or conditions on the Bancorp’s activities (and the commencement of new activities, including merger with or acquisitions of other financial institutions) and could ultimately result in the loss of financial holding company status. The FRB conducted a regularly scheduled examination covering 2011 through 2013 to determine the Bancorp’s banking subsidiary’s compliance with the CRA. Although the FRB has not made a final determination, the Bancorp believes that the results of such CRA examination may result in a rating of “Needs to Improve”. If that would occur, such rating would last at least until the Bancorp’s banking subsidiary’s next CRA examination.

Capital Generally

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

In 2014, the FRB amended its capital planning and stress testing rules to, among other things, generally limit a BHC’s ability to make quarterly capital distributions – that is, dividends and share repurchases – commencing April 1, 2015 if the amount of the bank’s actual cumulative quarterly capital issuances of instruments that qualify as regulatory capital are less than the bank had indicated in its submitted capital plan as to which it received a non-objection from the FRB. For example, if the BHC issued a smaller amount of additional common stock than it had stated in its capital plan, it would be required to reduce common dividends and/or the amount of common stock repurchases so that the dollar amount of capital distributions, net of the dollar amount of additional common stock issued (“net distributions”), is no greater than the dollar amount of net distributions relating to its common stock included in its capital plan, as measured on an aggregate basis beginning in the third quarter of the nine-quarter planning horizon through the end of the then current quarter.

174  Fifth Third Bancorp

However, not raising sufficient amounts of common stock as planned would not affect distributions related to Additional Tier I Capital instruments and/ or Tier II Capital. These limitations also contain several important qualifications and exceptions, including that scheduled dividend payments on (as opposed to repurchases of) a BHC’s Additional Tier I Capital and Tier II Capital instruments are not restricted if the BHC fails to issue a sufficient amount of such instruments as planned, as well as provisions for certain de minimis excess distributions. The 2014 amendments also revised the due date for capital plan and stress testing submissions. BHCs with consolidated asset of $50 billion or more are required to submit their 2016 capital plan to the FRB by April 5, 2016.

In December of 2010 and revised in June of 2011, the Basel Committee on Banking Supervision (the “Basel Committee”) issued Basel III, a global regulatory framework, to enhance international capital standards. Basel III is designed to materially improve the quality of regulatory capital and introduces a new minimum common equity requirement. Basel III also raises the minimum capital requirements and introduces capital conservation and countercyclical buffers to induce banking organizations to hold capital in excess of regulatory minimums. In addition, Basel III establishes an international leverage standard for internationally active banks.

In July of 2013, U.S. banking regulators approved the final enhanced regulatory capital rules (“Final Capital Rules”). The Final Capital Rules substantially revise the risk-based capital requirements applicable to BHCs and their depository institution subsidiaries as compared to the previous U.S. risk-based capital and leverage ratio rules, and thereby implement certain provisions of the DFA.

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

When fully phased-in on January 1, 2019, the Final Capital Rules require banking organizations to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier I capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier I capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier I capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital (that is, Tier I plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum Tier I leverage ratio of 4.0%, calculated as the ratio of Tier I capital to adjusted average consolidated assets.

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

The Final Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the Final Capital Rules, the Bancorp made a one-time election (the “Opt-out Election”) to filter certain AOCI components, comparable to the treatment under the current general risk-based capital rule.

The Final Capital Rules were effective for the Bancorp on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Although not currently required, Fifth Third Bancorp believes the aforementioned capital ratios under the revised Final Capital Rules meet or exceed the ratios on a fully phased-in basis. Refer to the Non-GAAP Financial Measures section of MD&A for an estimated CET1 capital ratio under the Basel III Final Rule (fully phased-in) as of December 31, 2015.

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

175  Fifth Third Bancorp

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

The initial compliance date for the modified LCR was January 31, 2016, with the requirement fully phased-in by January 2017. The LCR is a minimum requirement, and the FRB can impose additional liquidity requirements as a supervisory matter.

In addition, the Bancorp is also subject to the liquidity-related requirements of the enhanced prudential supervision rules adopted by the FRB under Section 165 of the DFA, as described above. As of December 31, 2015, the Bancorp’s estimated LCR complied with the fully phased-in LCR requirements which become effective in 2017 as outlined in the final rule.

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

Anti-Money Laundering

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Bancorp and its subsidiaries, to implement policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Bancorp’s Board has approved policies and procedures that are believed to be compliant with the Patriot Act.

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

Financial Stability Oversight Council

The DFA created the Financial Stability Oversight Council (“FSOC”), which is chaired by the Secretary of the Treasury and composed of expertise from various financial services regulators. The FSOC has responsibility for identifying risks and responding to emerging threats to financial stability. The Department of Treasury established an assessment schedule for the collection of fees from BHCs and foreign banks with at least $50 billion in assets to cover the expenses of the Office of Financial Research and FSOC. The fees would also cover certain expenses incurred by the FDIC. The Bancorp paid approximately $1 million for the assessment periods from October 1, 2014 through March 31, 2016.

The FRB also adopted a final rule to implement an assessment provision under the DFA equal to the expense and the FRB estimates are necessary or appropriate to supervise and regulate BHCs with $50 billion or more in assets. The Bancorp paid approximately $3 million for the 2015 annual assessment period under the FRB’s rule.

176  Fifth Third Bancorp

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

The SEC is required under the DFA to issue rules obligating companies to disclose in proxy materials for annual meetings of shareholders information that shows the relationship between executive compensation actually paid to their named executive officers and their financial performance, taking into account any change in the value of the shares of a company’s stock and dividends or distributions. The DFA also requires the SEC to propose rules requiring companies to disclose the ratio of the compensation of its chief executive officer to the median compensation of its employees. The SEC adopted final rules implementing the pay ratio provisions in August 2015. For a registrant with a fiscal year ending on December 31, such as Bancorp, the pay ratio will be required as part of its executive compensation disclosure in proxy statements or Form 10-Ks filed starting in 2018.

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

177  Fifth Third Bancorp

Additionally, the DFA also codifies many of the temporary changes that had already been implemented, such as permanently increasing the amount of deposit insurance to $250,000.

In January 2012, the FDIC issued a final rule that requires an insured depository institution with $50 billion or more in total assets to submit periodic contingency plans to the FDIC for resolution in the event of the institution’s failure. The Bancorp’s banking subsidiary is subject to this rule and submitted its most recent resolution plan pursuant to this rule as of December 31, 2015.

In October 2011, the FRB and FDIC issued a final rule implementing the resolution planning requirements of Section 165(d) of the DFA. The final rule requires BHCs with assets of $50 billion or more and nonbank financial firms designated by FSOC for supervision by the FRB to annually submit resolution plans to the FDIC and FRB. Each plan shall describe the company’s strategy for rapid and orderly resolution in bankruptcy during times of financial distress. Under the final rule, companies must submit their initial resolution plans on a staggered basis. The Bancorp submitted its most recent resolution plan pursuant to this rule as of December 31, 2015.

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

Derivatives

Title VII of the DFA includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. Certain affiliates of the Bancorp that engage in significant swap activities may be required to register with the Commodity Futures Trading Commission or the SEC as a swap dealer, security-based swap dealer, major swap participant or major security-based swap participant. As with the Volcker Rule, the Bancorp will be required to demonstrate that it has a satisfactory compliance program to monitor the activities of any such entity registered under the new regulations. The ultimate impact of these derivatives regulations, and the time it will take to comply, continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and negatively impact our revenues and results of operations.

178  Fifth Third Bancorp

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

At December 31, 2015, the Bancorp, through its banking and non-banking subsidiaries, operated 1,254 banking centers, of which 902 were owned, 243 were leased and 109 for which the buildings are owned but the land is leased. The banking centers are located in the states of Ohio, Kentucky, Indiana, Michigan, Illinois, Florida, Tennessee, North Carolina, West Virginia, Pennsylvania, Missouri, and Georgia. The Bancorp’s significant owned properties are owned free from mortgages and major encumbrances.

EXECUTIVE OFFICERS OF THE BANCORP

Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders. The names, ages and positions of the Executive Officers of the Bancorp as of February 25, are listed below along with their business experience during the past five years:

Greg D. Carmichael, 54. Chief Executive Officer of the Bancorp since November 2015 and President since September 2012. Previously, Mr. Carmichael was Chief Operating Officer of the Bancorp from June 2006 to August 2015, Executive Vice President of the Bancorp from June 2006 to September 2012 and Chief Information Officer of the Bancorp from June 2003 to June 2006.

Lars C. Anderson, 55. Executive Vice President and Chief Operating Officer of the Bancorp since August 2015. Previously, Mr. Anderson was Vice Chairman of Comerica Incorporated and Comerica Bank since December 2010.

Chad M. Borton, 45. Executive Vice President of the Bancorp since April 2014. Previously, Mr. Borton was Head of Retail Banking for Fifth Third Bank from July 2012 to April 2014. Prior to that, Mr. Borton served in multiple positions at JP Morgan Chase including the Head of Branch Administration from August 2011 to July 2012; Senior Vice President and Market Manager from August 2010 to August 2011; Head of Retail Distribution from 2008 to 2010 and Consumer Bank Chief Financial Officer from 2006 to 2008.

Frank R. Forrest, 61. Executive Vice President and Chief Risk Officer of the Bancorp since April 2014. Previously, Mr. Forrest was Executive Vice President and Chief Risk and Credit Officer of the Bancorp since September 2013. Prior to that, Mr. Forrest served with Bank of America Merrill Lynch. From March 2012 until June 2013, Mr. Forrest served as Managing Director and Quality Control Executive for Legacy Asset Services, a division of Bank of America. From September 2008 until March 2012, Mr. Forrest was Managing Director and Global Debt Products Executive for Global Corporate and Investment Banking. Formerly from January 2007 to September 2008, Mr. Forrest was Risk Management Executive for Commercial Banking.

Mark D. Hazel, 50. Senior Vice President and Controller of the Bancorp since February 2010. Prior to that, Mr. Hazel was the Assistant Bancorp Controller since 2006 and was the Controller of Nonbank entities since 2003.

Heather Russell Koenig, 44. Executive Vice President, Chief Legal Officer and Corporate Secretary of the Bancorp since September 2015. Previously, Ms. Koenig was Global Chief Regulatory Counsel and Head of the Office of Public Policy and Regulatory Affairs of Bank of New York Mellon since July 2011 and Associate General Counsel at Bank of America from October 2006 through June 2011.

Randolph J. Koporc, 49. Executive Vice President of the Bancorp since October 2010. Previously, Mr. Koporc was President and Chief Executive Officer of Fifth Third Bank (Georgia) from October 2010 to March 2014.

Gregory L. Kosch, 56. Executive Vice President of the Bancorp since June 2005. Previously, Mr. Kosch was Senior Vice President and head of the Bancorp’s Commercial Division in the Chicago affiliate since June 2002.

James C. Leonard, 46. Executive Vice President since September 2015 and Treasurer of the Bancorp since October 2013. Previously, Mr. Leonard was Senior Vice President from October 2013 to September 2015, the Director of Business Planning and Analysis from 2006 to 2013 and the Chief Financial Officer of the Commercial Banking Division from 2001 to 2013.

Philip R. McHugh, 51. Executive Vice President of the Bancorp since December 2014. Previously, Mr. McHugh was Executive Vice President of Fifth Third Bank since June 2011 and was Senior Vice President of Fifth Third Bank from June 2010 through June 2011. Prior to that, Mr. McHugh was the President and CEO of the Louisville Affiliate of Fifth Third Bank from January 2005 through June 2010.

Joseph R. Robinson, 48. Executive Vice President and Chief Information Officer and Director of Information Technology and Operations of the Bancorp since September 2009. Previously, Mr. Robinson was Executive Vice President and Chief Information Officer of the Bancorp since April 2008. Prior to that, he was Senior Vice President and Director of Central Operations since November 2006 and Senior Vice President of IT Enterprise Solutions since March 2004.

Timothy N. Spence, 37. Executive Vice President and Chief Strategy Officer of the Bancorp since September 2015. Previously, Mr. Spence was a senior partner in the Financial Services practice at Oliver Wyman, a global strategy and risk management consulting firm.

Teresa J. Tanner, 47. Executive Vice President and Chief Administrative Officer since September 2015. Previously, Ms. Tanner was the Executive Vice President and Chief Human Resources Officer of the Bancorp since February 2010 and Senior Vice President and Director of Enterprise Learning since September 2008. Prior to that, she was Human Resources Senior Vice President and Senior Business Partner for the Information Technology and Central Operations divisions since July 2006. Previously, she was Vice President and Senior Business Partner for Operations since September 2004.

Tayfun Tuzun, 51. Executive Vice President and Chief Financial Officer of the Bancorp since October 2013. Previously, Mr. Tuzun was the Senior Vice President and Treasurer of the Bancorp from December 2011 to October 2013. Prior to that, Mr. Tuzun was the Assistant Treasurer and Balance Sheet Manager of Fifth Third Bancorp. Previously, Mr. Tuzun was the Structured Finance Manager since 2007.

179  Fifth Third Bancorp

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Bancorp’s common stock is traded in the over-the-counter market and is listed under the symbol “FITB” on the NASDAQ® Global Select Market System.

High and Low Stock Prices and Dividends Paid Per Share

2015	High	Low	Dividends Paid Per Share

Fourth Quarter	$21.14	$18.15	$0.13
Third Quarter	$21.93	$18.21	$0.13
Second Quarter	$21.90	$18.63	$0.13
First Quarter	$20.53	$17.14	$0.13

2014	High	Low	Dividends Paid Per Share

Fourth Quarter	$20.82	$17.65	$0.13
Third Quarter	$21.79	$19.45	$0.13
Second Quarter	$23.41	$19.82	$0.13
First Quarter	$23.90	$20.37	$0.12

See a discussion of dividend limitations that the subsidiaries can pay to the Bancorp discussed in Note 3 of the Notes to Consolidated Financial Statements. Additionally, as of December 31, 2015, the Bancorp had 44,678 shareholders of record.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)

October 2015	1,525,580	$18.79	1,446,613	39,820,995
November 2015	53,701	19.31	-	39,820,995
December 2015	9,286,351	19.95	9,248,482	30,572,513

Total	10,865,632	$19.78	10,695,095	30,572,513

(a)

The Bancorp repurchased 78,967, 53,701 and 37,869 shares during October, November and December of 2015, respectively, in connection with various employee compensation plans of the Bancorp. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)

In March of 2014, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. The authorization does not include specific price targets or an expiration date.

See further discussion on accelerated share repurchase transactions and stock-based compensation in Note 23 and Note 24 of the Notes to Consolidated Financial Statements.

180  Fifth Third Bancorp

The following performance graphs do not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bancorp specifically incorporates the performance graphs by reference therein.

Total Return Analysis

The graphs below summarize the cumulative return experienced by the Bancorp’s shareholders over the years 2009 through 2015, and 2004 through 2015, respectively, compared to the S&P 500 Stock and the S&P Banks indices.

FIFTH THIRD BANCORP VS. MARKET INDICES

181  Fifth Third Bancorp

PART III ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to the Executive Officers of the Registrant is included in PART I under “EXECUTIVE OFFICERS OF THE BANCORP.”

The information required by this item concerning Directors and the nomination process is incorporated herein by reference under the caption “ELECTION OF DIRECTORS” of the Bancorp’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

The information required by this item concerning the Audit Committee and Code of Business Conduct and Ethics is incorporated herein by reference under the captions “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

The information required by this item concerning Section 16 (a) Beneficial Ownership Reporting Compliance is incorporated herein by reference under the caption “SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of the Bancorp’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS,” “COMPENSATION COMMITTEE REPORT” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Bancorp’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership information of certain beneficial owners and management is incorporated herein by reference under the captions “CERTAIN BENEFICIAL OWNERS,” “ELECTION OF DIRECTORS,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS” of the Bancorp’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

The information required by this item concerning Equity Compensation Plan information is included in Note 24 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference under the captions “CERTAIN TRANSACTIONS”, “ELECTION OF DIRECTORS”, “CORPORATE GOVERNANCE” and “BOARD OF DIRECTORS, ITS COMMITTEES, MEETINGS AND FUNCTIONS” of the Bancorp’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference under the caption “PRINCIPAL INDEPENDENT

EXTERNAL AUDIT FIRM FEES” of the Bancorp’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements Filed	Pages

Report of Independent Registered Public Accounting Firm	83

Fifth Third Bancorp and Subsidiaries Consolidated Financial Statements	84-88
Notes to Consolidated Financial Statements	89-170

The schedules for the Bancorp and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the Consolidated Financial Statements or the notes thereto.

The following lists the Exhibits to the Annual Report on Form 10-K.

2.1

Master Investment Agreement (excluding exhibits and schedules) dated as of March 27, 2009 and amended as of June 30, 2009, among Fifth Third Bank, Fifth Third Financial Corporation, Advent-Kong Blocker Corp., FTPS Holding, LLC and Fifth Third Processing Solutions, LLC. Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2009.

3.1

Amended Articles of Incorporation of Fifth Third Bancorp, as Amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

3.2	Code of Regulations of Fifth Third Bancorp, as Amended as of September 15, 2014.
4.1

Junior Subordinated Indenture, dated as of March 20, 1997 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee. Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 1997.

4.2

Indenture, dated as of May 23, 2003, between Fifth Third Bancorp and Wilmington Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2003.

4.3

Global Security representing Fifth Third Bancorp’s $500,000,000 4.50% Subordinated Notes due 2018. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2003.

4.4

First Supplemental Indenture, dated as of December 20, 2006, between Fifth Third Bancorp and Wilmington Trust Company, as Trustee. Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006.

4.5

Global Security representing Fifth Third Bancorp’s $500,000,000 5.45% Subordinated Notes due 2017. Incorporated by reference to Exhibit 4.15 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006.

4.6

Global Security representing Fifth Third Bancorp’s $250,000,000 Floating Rate Subordinated Notes due 2016. Incorporated by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2006.

4.7

First Supplemental Indenture dated as of March 30, 2007 between Fifth Third Bancorp and Wilmington Trust Company, as trustee, to the Junior Subordinated Indenture dated as of May 20, 1997 between Fifth Third Bancorp and Wilmington Trust Company. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2007.

4.8

Global Security dated as of March 4, 2008 representing Fifth Third Bancorp’s $500,000,000 8.25% Subordinated Notes due 2038. Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2008. (1)

4.9	Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and Wilmington Trust Company, as

182  Fifth Third Bancorp

trustee. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008.
4.10

First Supplemental Indenture dated as of January 25, 2011 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third and the Trustee. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2011.

4.11

Global Security dated as of January 25, 2011 representing Fifth Third Bancorp’s $500,000,000 3.625% Senior Notes due 2016. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2011. (2)

4.12

Second Supplemental Indenture dated as of March 7, 2012 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and Wilmington Trust Company. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2012.

4.13

Global Security dated as of March 7, 2012 representing Fifth Third Bancorp’s $500,000,000 3.500% Senior Notes due 2022. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 7, 2012.

4.14

Deposit Agreement dated as of May 16, 2013, between Fifth Third Bancorp, as issuer, Wilmington Trust, National Association, as depositary and calculation agent, American Stock Transfer & Trust Company, LLC, as transfer agent and registrar, and the holders from time to time of the depositary receipts issued thereunder. Incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013.

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

4.29

Fourth Supplemental Indenture dated as of July 27, 2015 between Fifth Third Bancorp and Wilmington Trust Company, as Trustee, to the Indenture for Senior Debt Securities dated as of April 30, 2008 between Fifth Third Bancorp and the Trustee. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 27, 2015.

4.30

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

10.3	Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.*
10.4

First Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.*

10.5

Second Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.*

10.6

Third Amendment to Fifth Third Bancorp Master Profit Sharing Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.7	Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.8	First Amendment to Fifth Third Bancorp 401(k) Savings Plan, as Amended and Restated.*

183  Fifth Third Bancorp

10.9

The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.**

10.10	First Amendment to The Fifth Third Bancorp Master Retirement Plan, as Amended and Restated.*
10.11	Fifth Third Bancorp Incentive Compensation Plan. Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement dated February 19, 2004.*
10.12	Fifth Third Bancorp 2008 Incentive Compensation Plan. Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement dated March 6, 2008.*
10.13	Fifth Third Bancorp 2014 Incentive Compensation Plan. Incorporated by reference to Annex A to the Registrant’s Proxy Statement dated March 6, 2014.*
10.14	Amended and Restated Fifth Third Bancorp 1993 Stock Purchase Plan. Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.*
10.15

Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.*

10.16

Amendment to the Fifth Third Bancorp Non-qualified Deferred Compensation Plan, as Amended and Restated. Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*

10.17	Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Registrant’s Proxy Statement dated February 9, 2001.*
10.18

Amendment No. 1 to Fifth Third Bancorp Stock Option Gain Deferral Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2005.*

10.19

Amended and Restated First National Bankshares of Florida, Inc. 2003 Incentive Plan. Incorporated by reference to Exhibit 10.10 to First National Bankshares of Florida, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.*

10.20

Fifth Third Bancorp Executive Change in Control Severance Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014.*

10.21	Warrant dated June 30, 2009 issued by Vantiv Holding, LLC to Fifth Third Bank. Incorporated by reference to Exhibit L to the Registrant’s Schedule 13D/A filed with the Commission on December 30, 2015.
10.22

Second Amended & Restated Limited Liability Company Agreement (excluding certain exhibits) dated as of March 21, 2012 by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, Vantiv Holding, LLC and each person who becomes a member after March 21, 2012. Incorporated by reference to Exhibit C to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.23

Amendment and Restatement Agreement and Reaffirmation (excluding certain schedules) dated as of June 30, 2009 among Fifth Third Processing Solutions, LLC, FTPS Holding, LLC, Card Management Company, LLC, Fifth Third Holdings, LLC and Fifth Third Bank. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 2, 2009.

10.24

Registration Rights Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and certain stockholders of Vantiv, Inc. Incorporated by reference to Exhibit E to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.25

Exchange Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC and such other holders of Class B Units and Class C Non-Voting Units that are from time to time parties of the Exchange Agreement. Incorporated by reference to Exhibit B to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.26

Recapitalization Agreement dated as of March 21, 2012 by and among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and certain stockholders of Vantiv, Inc. Incorporated by reference to Exhibit D to the Registrant’s Schedule 13D filed with the Commission on April 2, 2012.

10.27	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.28	Performance Share Award Agreement. Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.29	Restricted Stock Award Agreement (for Directors). Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.30	Restricted Stock Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*
10.31	Stock Appreciation Right Award Agreement. Incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.32	Performance Share Award Agreement. Incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.33	Restricted Stock Unit Agreement (for Directors). Incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.34	Restricted Stock Award Agreement (for Executive Officers). Incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.*
10.35

Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated October 20, 2014 between Fifth Third Bancorp and Deutsche Bank AG, London Branch. Incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.**

10.36

Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated July 29, 2015 between Fifth Third Bancorp and Morgan Stanley & Co. LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2015.**

10.37

Supplemental Confirmation dated September 3, 2015, to Master Confirmation, dated May 21, 2013, for accelerated share repurchase transaction between Fifth Third Bancorp and Deutsche Bank AG, London Branch, with Deutsche Bank Securities Inc. acting as agent. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2015. Master Confirmation is incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2013.**

10.38

Separation Agreement between Fifth Third Bancorp and Dan Poston dated October 2, 2015. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on October 6, 2015.

10.39

Master Confirmation, as supplemented by a Supplemental Confirmation, for accelerated share repurchase transaction dated April 27, 2015 between Fifth Third Bancorp and Barclays Bank PLC, through its agent Barclays Capital Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2015.**

10.40	Offer letter from Fifth Third Bancorp to Lars C. Anderson. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 16, 2015**
10.41

Master Confirmation, dated January 22, 2015, and Supplemental Confirmation, for accelerated share repurchase transaction dated January 22, 2015 between Fifth Third Bancorp and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 11, 2015.**

10.42

Supplemental Confirmation dated December 9, 2015, to Master Confirmation dated January 22, 2015, for accelerated share repurchase transaction between Fifth Third Bancorp and Wells Fargo Bank, National Association.**

12.1	Computations of Consolidated Ratios of Earnings to Fixed Charges.
12.2	Computations of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.
21	Fifth Third Bancorp Subsidiaries, as of December 31, 2015.
23	Consent of Independent Registered Public Accounting Firm-Deloitte & Touche LLP.
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

184  Fifth Third Bancorp

31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32(i)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32(ii)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
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

FIFTH THIRD BANCORP
Registrant

/s/ Greg D. Carmichael
Greg D. Carmichael
President and CEO
Principal Executive Officer
February 25, 2016

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed on February 25, 2016 by the following persons on behalf of the Registrant and in the capacities indicated.

OFFICERS:

/s/ Greg D. Carmichael
Greg D. Carmichael
President and CEO
Principal Executive Officer

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and CFO
Principal Financial Officer

/s/ Mark D. Hazel
Mark D. Hazel
Senior Vice President and Controller
Principal Accounting Officer

DIRECTORS:

/s/ James P. Hackett
James P. Hackett
Chairman

/s/ Marsha C. Williams
Marsha C. Williams
Lead Director

/s/ Nicholas K. Akins
Nicholas K. Akins

/s/ B. Evan Bayh III
B. Evan Bayh III

/s/ Jorge L. Benitez
Jorge L. Benitez

/s/ Katherine B. Blackburn
Katherine B. Blackburn

/s/ Ulysses L. Bridgeman, Jr.
Ulysses L. Bridgeman, Jr.

/s/ Emerson L. Brumback
Emerson L. Brumback

/s/ Greg D. Carmichael
Greg D. Carmichael

/s/ Gary R. Heminger
Gary R. Heminger

/s/ Jewell D. Hoover
Jewell D. Hoover

/s/ Kevin T. Kabat
Kevin T. Kabat

/s/ Michael B. McCallister
Michael B. McCallister

/s/ Hendrik G. Meijer
Hendrik G. Meijer

186  Fifth Third Bancorp

CONSOLIDATED TEN YEAR COMPARISON

AVERAGE ASSETS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)

	Interest-Earning Assets

Year	Loans and Leases	Federal Funds Sold(a)	Interest- Bearing Deposits in Banks(a)	Securities	Total	Cash and Due from Banks	Other Assets	Total Average Assets

2015	$93,339	1	3,257	26,987	123,584	2,608	15,212	140,111
2014	91,127	-	3,043	21,823	115,993	2,892	14,539	131,943
2013	89,093	1	2,416	16,444	107,954	2,482	15,053	123,732
2012	84,822	2	1,493	15,319	101,636	2,355	15,695	117,614
2011	80,214	1	2,030	15,437	97,682	2,352	15,335	112,666
2010	79,232	11	3,317	16,371	98,931	2,245	14,841	112,434
2009	83,391	12	1,023	17,100	101,526	2,329	14,266	114,856
2008	85,835	438	183	13,424	99,880	2,490	13,411	114,296
2007	78,348	257	147	11,630	90,382	2,275	10,613	102,477
2006	73,493	252	144	20,910	94,799	2,477	8,713	105,238

AVERAGE DEPOSITS AND SHORT-TERM BORROWINGS FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS)

	Deposits

Year	Demand	Interest Checking	Savings	Money Market	Other Time	Certificates $100,000 and Over	Foreign Office	Total	Short-Term Borrowings	Total

2015	$35,164	26,160	14,951	18,152	4,051	2,869	874	102,221	2,641	104,862
2014	31,755	25,382	16,080	14,670	3,762	3,929	1,828	97,406	2,331	99,737
2013	29,925	23,582	18,440	9,467	3,760	6,339	1,518	93,031	3,527	96,558
2012	27,196	23,096	21,393	4,903	4,306	3,102	1,555	85,551	4,806	90,357
2011	23,389	18,707	21,652	5,154	6,260	3,656	3,497	82,315	3,122	85,437
2010	19,669	18,218	19,612	4,808	10,526	6,083	3,361	82,277	1,926	84,203
2009	16,862	15,070	16,875	4,320	14,103	10,367	2,265	79,862	6,980	86,842
2008	14,017	14,191	16,192	6,127	11,135	9,531	4,220	75,413	10,760	86,173
2007	13,261	14,820	14,836	6,308	10,778	6,466	3,155	69,624	6,890	76,514
2006	13,741	16,650	12,189	6,366	10,500	5,795	3,711	68,952	8,670	77,622

INCOME FOR THE YEARS ENDED DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)

								Per Share(b)

									Originally Reported

Year	Interest Income	Interest Expense	Noninterest Income	Noninterest Expense	Net Income (Loss) Available to Common Shareholders	Earnings	Diluted Earnings	Dividends Declared	Earnings	Diluted Earnings

2015	$4,028	495	3,003	3,775	1,637	2.03	2.01	0.52	2.03	$2.01
2014	4,030	451	2,473	3,709	1,414	1.68	1.66	0.51	1.68	1.66
2013	3,973	412	3,227	3,961	1,799	2.05	2.02	0.47	2.05	2.02
2012	4,107	512	2,999	4,081	1,541	1.69	1.66	0.36	1.69	1.66
2011	4,218	661	2,455	3,758	1,094	1.20	1.18	0.28	1.20	1.18
2010	4,489	885	2,729	3,855	503	0.63	0.63	0.04	0.63	0.63
2009	4,668	1,314	4,782	3,826	511	0.73	0.67	0.04	0.73	0.67
2008	5,608	2,094	2,946	4,564	(2,180)	(3.91)	(3.91)	0.75	(3.94)	(3.94)
2007	6,027	3,018	2,467	3,311	1,075	1.99	1.98	1.70	2.00	1.99
2006	5,955	3,082	2,012	2,915	1,188	2.13	2.12	1.58	2.14	2.13

MISCELLANEOUS AT DECEMBER 31 ($ IN MILLIONS, EXCEPT PER SHARE DATA)

		Bancorp Shareholders’ Equity

Year	Common Shares Outstanding	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total	Book Value Per Share	Allowance for Loan and Lease Losses

2015	785,080,314	$2,051	1,331	2,666	12,358	197	(2,764)	15,839	18.48	$1,272
2014	824,046,952	2,051	1,331	2,646	11,141	429	(1,972)	15,626	17.35	1,322
2013	855,305,745	2,051	1,034	2,561	10,156	82	(1,295)	14,589	15.85	1,582
2012	882,152,057	2,051	398	2,758	8,768	375	(634)	13,716	15.10	1,854
2011	919,804,436	2,051	398	2,792	7,554	470	(64)	13,201	13.92	2,255
2010	796,272,522	1,779	3,654	1,715	6,719	314	(130)	14,051	13.06	3,004
2009	795,068,164	1,779	3,609	1,743	6,326	241	(201)	13,497	12.44	3,749
2008	577,386,612	1,295	4,241	848	5,824	98	(229)	12,077	13.57	2,787
2007	532,671,925	1,295	9	1,779	8,413	(126)	(2,209)	9,161	17.18	937
2006	556,252,674	1,295	9	1,812	8,317	(179)	(1,232)	10,022	18.00	771

(a)	Federal funds sold and interest-bearing deposits in banks are combined in other short-term investments in the Consolidated Financial Statements.
(b)	Adjusted for accounting guidance related to the calculation of earnings per share, which was adopted retroactively on January 1, 2009.

187  Fifth Third Bancorp

DIRECTORS AND OFFICERS

FIFTH THIRD

BANCORP DIRECTORS

James P. Hackett, Chairman

Interim Director of Athletics

University of Michigan

Vice Chair and Director

Steelcase, Inc.

Marsha C. Williams, Lead Director

Retired Senior Vice President & Chief Financial Officer

Orbitz Worldwide, Inc.

Nicholas K. Akins

Chairman, President & CEO

American Electric Power

Company

B. Evan Bayh III

Partner

McGuireWoods LLP

Jorge L. Benitez

Retired CEO (U.S.) and

Senior Managing Director

(North America), Accenture

Katherine B. Blackburn

Executive Vice President

Cincinnati Bengals, Inc.

Ulysses L. Bridgeman, Jr.

President

B.F. Companies

Emerson L. Brumback

Retired President & COO

M&T Bank

Greg D. Carmichael

President & CEO

Fifth Third Bancorp

Gary R. Heminger

President, CEO & Director

Marathon Petroleum

Corporation

Jewell D. Hoover

Principal & Bank Consultant

Hoover and Associates, LLC

Kevin T. Kabat

Vice Chairman

Fifth Third Bancorp

Michael B. McCallister

Retired Chairman & CEO

Humana Inc.

Hendrik G. Meijer

Co-Chairman, Director

& CEO

Meijer, Inc.

FIFTH THIRD BANCORP OFFICERS

Greg D. Carmichael

President &

Chief Executive Officer

Lars C. Anderson

Executive Vice President &

Chief Operating Officer

Chad M. Borton

Executive Vice President

Frank R. Forrest

Executive Vice President &

Chief Risk Officer

Mark D. Hazel

Senior Vice President &

Controller

Heather Russell Koenig

Executive Vice President,

Chief Legal Officer &

Corporate Secretary

Randolph J. Koporc

Executive Vice President

Gregory L. Kosch

Executive Vice President

James C. Leonard

Executive Vice President &

Treasurer

Philip R. McHugh

Executive Vice President

Joseph R. Robinson

Executive Vice President &

Chief Operations

and Technology Officer

Timothy N. Spence

Executive Vice President &

Chief Strategy Officer

Teresa J. Tanner

Executive Vice President &

Chief Administrative Officer

Tayfun Tuzun

Executive Vice President &

Chief Financial Officer

REGIONAL PRESIDENTS

Ralph S. Michael III

(Group Regional President)

Donald Abel, Jr.

Michael Ash

Steven Alonso

David A. Call

Hal Clemmer

Timothy Elsbrock

(Market President)

David Girodat

Thomas Heiks

Jerry Kelsheimer

Robert W. LaClair

Brian Lamb

Jordan A. Miller, Jr.

Robert A. Sullivan

Thomas G. Welch, Jr.

FIFTH THIRD BANCORP BOARD COMMITTEES

Audit Committee

Emerson L. Brumback, Chair

Nicholas K. Akins

Katherine B. Blackburn

Jewell D. Hoover

Finance Committee

Gary R. Heminger, Chair

Emerson L. Brumback

James P. Hackett

Kevin T. Kabat

Marsha C. Williams

Human Capital and Compensation Committee

Marsha C. Williams, Chair

Nicholas K. Akins

Gary R. Heminger

Michael B. McCallister

Hendrik G. Meijer

Nominating and Corporate Governance Committee

Ulysses L. Bridgeman, Jr., Chair

B. Evan Bayh III

Gary R. Heminger

Hendrik G. Meijer

Regulatory Oversight Committee

Marsha C. Williams, Chair

Nicholas K. Akins

Emerson L. Brumback

Jewell D. Hoover

Risk and Compliance Committee

Jewell D. Hoover, Chair

B. Evan Bayh III

Jorge L. Benitez

Hendrik G. Meijer

Marsha C. Williams

188  Fifth Third Bancorp