Form 10-Q
period 2016-03-31
FIFTH THIRD BANCORP
filed 2016-05-06
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

There were 767,717,824 shares of the Registrant’s common stock, without par value, outstanding as of April 30, 2016.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic or real estate market conditions, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, weaken or are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements and adequate sources of funding and liquidity may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties from Fifth Third’s investment in, relationship with, and nature of the operations of Vantiv, LLC; (21) loss of income from any sale or potential sale of businesses (22) difficulties in separating the operations of any branches or other assets divested; (23) inability to achieve expected benefits from branch consolidations and planned sales within desired timeframes, if at all; (24) ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; and (25) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.

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

ASF: Available Stable Funding

ASU: Accounting Standards Update

ATM: Automated Teller Machine

BCBS: Basel Committee on Banking Supervision

BHC: Bank Holding Company

BOLI: Bank Owned Life Insurance

BPO: Broker Price Opinion

bps: Basis Points

CCAR: Comprehensive Capital Analysis and Review

CDC: Fifth Third Community Development Corporation

CET1: Common Equity Tier 1

CFE: Collateralized Financing Entity

C&I: Commercial and Industrial

DCF: Discounted Cash Flow

DFA: Dodd-Frank Wall Street Reform & Consumer Protection Act DIF: Deposit Insurance Fund

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

RSF: Required Stable Funding

SARs: Stock Appreciation Rights

SBA: Small Business Administration

SEC: United States Securities and Exchange Commission

TBA: To Be Announced

TDR: Troubled Debt Restructuring

TILA: Truth in Lending Act

TruPS: Trust Preferred Securities

U.S.: United States of America

U.S. GAAP: United States Generally Accepted Accounting Principles

VA: United States Department of Veteran Affairs

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

TABLE 1: Selected Financial Data

	For the three months ended March 31,		%
($ in millions, except for per share data)	2016	2015	Change

Income Statement Data
Net interest income(a)	$909	852	7
Noninterest income	637	630	1
Total revenue(a)	1,546	1,482	4
Provision for loan and lease losses	119	69	72
Noninterest expense	986	923	7
Net income attributable to Bancorp	327	361	(9)
Net income available to common shareholders	312	346	(10)

Common Share Data
Earnings per share - basic	$0.40	0.42	(5)
Earnings per share - diluted	0.40	0.42	(5)
Cash dividends declared per common share	0.13	0.13	-
Book value per share	19.46	17.83	9
Market value per share	16.69	18.85	(11)

Financial Ratios
Return on average assets	0.93%	1.06	(12)
Return on average common equity	8.3	9.7	(14)
Return on average tangible common equity(b)	9.9	11.6	(15)
Dividend payout ratio	32.5	31.0	5
Average total Bancorp shareholders’ equity as a percent of average assets	11.57	11.50	1
Tangible common equity as a percent of tangible assets(b)(h)	8.55	8.40	2
Net interest margin(a)	2.91	2.86	2
Efficiency(a)	63.8	62.3	2

Credit Quality
Net losses charged-off	$96	91	5
Net losses charged-off as a percent of average portfolio loans and leases	0.42%	0.41	2
ALLL as a percent of portfolio loans and leases	1.38	1.42	(3)
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.54	1.57	(2)
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.88	0.76	16

Average Balances
Loans and leases, including held for sale	$94,078	91,659	3
Total securities and other short-term investments	31,573	29,038	9
Total assets	141,582	137,617	3
Transaction deposits(d)	94,680	94,172	1
Core deposits(e)	98,715	98,194	1
Wholesale funding(f)	21,936	18,871	16
Bancorp shareholders’ equity	16,376	15,820	4

Regulatory Capital Ratios	Basel III Transitional(g)
CET1 capital	9.81%	9.52(i)	3
Tier I risk-based capital	10.91	10.62(i)	3
Total risk-based capital	14.66	14.01(i)	5
Tier I leverage	9.57	9.59(i)	-

	Basel III Fully Phased-In
CET1 capital(b)(g)	9.72	9.41(i)	3

(a)	Amounts presented on an FTE basis. The FTE adjustment for the three months ended March 31, 2016 and 2015 was $6 and $5, respectively.
(b)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(c)	The allowance for credit losses is the sum of the ALLL and the reserve for unfunded commitments.
(d)	Includes demand deposits, interest checking deposits, savings deposits, money market deposits and foreign office deposits.
(e)	Includes transaction deposits and other time deposits.
(f)	Includes certificates $100,000 and over, other deposits, federal funds purchased, other short-term borrowings and long-term debt.
(g)

Under the U.S. banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting values are added together in the Bancorp’s total risk-weighted assets.

(h)	Excludes unrealized gains and losses.
(i)

Ratios not restated for the adoption of the amended guidance of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At March 31, 2016, the Bancorp had $142.4 billion in assets and operated 1,241 full-service banking centers, including 95 Bank Mart® locations, open seven days a week, inside select grocery stores, and 2,556 ATMs in eleven states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Investment Advisors. The Bancorp also has an approximate 18% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $374 million at March 31, 2016.

This overview of MD&A highlights selected information in the financial results of the Bancorp and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document as well as the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015. Each of these items could have an impact on the Bancorp’s financial condition, results of operations and cash flows. In addition, refer to the Glossary of Abbreviations and Acronyms in this report for a list of terms included as a tool for the reader of this quarterly report on Form 10-Q. The abbreviations and acronyms identified therein are used throughout this MD&A, as well as the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements.

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

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For the three months ended March 31, 2016, net interest income on an FTE basis and noninterest income provided 59% and 41% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for the three months ended March 31, 2016. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

Net interest income is the difference between interest income earned on assets such as loans, leases and securities, and interest expense incurred on liabilities such as deposits, other short-term borrowings and long-term debt. Net interest income is affected by the general level of interest rates, the relative level of short-term and long-term interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Generally, the rates of interest the Bancorp earns on its assets and pays on its liabilities are established for a period of time. The change in market interest rates over time exposes the Bancorp to interest rate risk through potential adverse changes to net interest income and financial position. The Bancorp manages this risk by continually analyzing and adjusting the composition of its assets and liabilities based on their payment streams and interest rates, the timing of their maturities and their sensitivity to changes in market interest rates. Additionally, in the ordinary course of business, the Bancorp enters into certain derivative transactions as part of its overall strategy to manage its interest rate and prepayment risks. The Bancorp is also exposed to the risk of loss on its loan and lease portfolio, as a result of changing expected cash flows caused by borrower credit events, such as, loan defaults and inadequate collateral due to a weakened economy within the Bancorp’s footprint.

Noninterest income is derived from service charges on deposits, investment advisory revenue, corporate banking revenue, card and processing revenue, mortgage banking net revenue, securities gains, net and other noninterest income. Noninterest expense includes personnel costs, net occupancy expense, technology and communication costs, card and processing expense, equipment expense and other noninterest expense.

Branch Consolidation and Sales Plan

The Bancorp monitors changing customer preferences associated with the channels it uses for banking transactions to evaluate the efficiency, competitiveness and quality of the customer service experience in its consumer distribution network. As part of this ongoing assessment, the Bancorp may determine that it is no longer fully committed to maintaining full-service branches at certain of its existing banking center locations. Similarly, the Bancorp may also determine that it is no longer fully committed to building banking centers on certain parcels of land which had previously been held for future branch expansion. On June 16, 2015, the Bancorp’s Board of Directors authorized management to pursue a plan to further develop its distribution strategy, including a plan to consolidate and/or sell certain operating branch locations and certain parcels of undeveloped land that had been acquired by the Bancorp for future branch expansion (the “Branch Consolidation and Sales Plan”). The Bancorp expects to receive approximately $60 million in annual savings from operating expenses upon completion of the Branch Consolidation and Sales Plan. For more information on the Branch Consolidation and Sales Plan, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

On September 3, 2015, the Bancorp announced the decision to enter into an agreement to sell branch banking locations, retail accounts, certain private banking deposits and related loan relationships in the Pittsburgh MSA to First National Bank of Pennsylvania. On September 30, 2015, the Bancorp announced the decision to enter into an agreement to sell its retail operations, including retail accounts, certain private banking deposits and related loan relationships in the St. Louis MSA to Great Southern Bank. Both transactions are part of the Branch Consolidation and Sales Plan.

On January 29, 2016, the Bancorp closed the previously announced sale in the St. Louis MSA to Great Southern Bank. The sale included loans, premises and equipment and deposits with aggregate carrying amounts of $158 million, $18 million and $228 million, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp recorded a gain on the sale of $8 million which was recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Pursuant to the Branch Consolidation and Sales Plan, the Bancorp intended to consolidate and/or sell 60 operating branch locations and to sell an additional 23 parcels of undeveloped land that had been acquired by the Bancorp for future branch expansion as of March 31, 2016.

The sale of the Pittsburgh MSA retail operations to First National Bank of Pennsylvania closed on April 22, 2016. For further information on this transaction, refer to Note 22 of the Notes to Condensed Consolidated Financial Statements.

Accelerated Share Repurchase Transactions

During the three months ended March 31, 2016, the Bancorp entered into or settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreements. For more information on the accelerated share repurchase program, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the three months ended March 31, 2016, refer to Table 2.

TABLE 2: Summary of Accelerated Share Repurchase Transactions

Repurchase Date	Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date

December 14, 2015	$215	9,248,482	1,782,477	11,030,959	January 14, 2016
March 4, 2016	240	12,623,762	1,868,379	14,492,141	April 11, 2016

Senior and Subordinated Notes Offerings

On March 15, 2016, the Bank issued and sold $1.5 billion in aggregate principal amount of unsecured bank notes. The bank notes consisted of $750 million of 2.30% senior fixed-rate notes, with a maturity of three years, due on March 15, 2019; and $750 million of 3.85% subordinated fixed-rate notes, with a maturity of ten years, due on March 15, 2026. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Legislative and Regulatory Developments

During the first quarter of 2016, the FDIC issued a final rule implementing a 4.5 bps surcharge on the quarterly FDIC insurance assessments of insured depository institutions with total consolidated assets of $10 billion or more. The surcharge will take effect at the same time the FDIC is required to lower the regular FDIC insurance assessments by approximately 2 bps under a rule adopted by the FDIC in 2011 which is triggered by the DIF reserve ratio reaching 1.15% of insured deposits. The surcharge will take effect on July 1, 2016 if the DIF reserve ratio reaches 1.15% before July 1, 2016; otherwise it will begin the first day of the calendar quarter after the reserve ratio reaches 1.15%. Surcharges will continue through the quarter that the reserve ratio first reaches or exceeds 1.35% of insured deposits, but not later than December 31, 2018. If the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a shortfall assessment on March 31, 2019, on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC has announced they expect that surcharges will commence in the second half of 2016 and that they should be sufficient to raise the DIF reserve ratio to 1.35% in approximately eight quarters. Fifth Third estimates the announced changes to the FDIC assessments will result in a net increase in its FDIC insurance expense of approximately $24 million on an annual basis.

The FRB launched the 2016 stress testing program and CCAR on January 28, 2016, with submissions of stress test results and capital plans to the FRB due on April 5, 2016, which the Bancorp submitted as required. The FRB expects to release summary results of the 2016 stress testing program and CCAR by June 30, 2016. The results will include supervisory projections of capital ratios, losses and revenue under the supervisory adverse and supervisory severely adverse scenarios. The FRB will also issue an objection or non-objection to each participating institution’s capital plan submitted under CCAR. The FRB’s summary results will also include an overview of methodologies used for supervisory tests. Additionally, as a CCAR institution, the Bancorp will be required to disclose the results of its company-run stress test as required by the DFA, within 15 days of the date the FRB discloses the results of its DFA supervisory tests.

Fifth Third offers qualified deposit customers a deposit advance product if they choose to avail themselves of this product to meet short-term, small-dollar financial needs. Fifth Third’s deposit advance product is designed to fully comply with the applicable federal and state laws and use of this product is subject to strict eligibility requirements and advance restriction guidelines to limit dependency on this product as a borrowing source. The Bancorp’s deposit advance balances are included in other consumer loans and leases in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A and in Table 6 in the Statements of Income Analysis section of MD&A. On January 17, 2014, given developments in industry practice, Fifth Third announced that it would no longer enroll new customers in its deposit advance product and expected to phase out the service to existing customers by the end of 2014. To avoid a disruption to its existing customers during the extension period while the banking industry awaits further regulatory guidance on the deposit advance product, on November 3, 2014, Fifth Third announced changes to its current deposit advance product for existing customers beginning January 1, 2015, including a lower transaction fee, an extended repayment period and a reduced maximum advance period. The Bancorp is continuing to offer the service to existing deposit advance customers until further regulatory guidance is finalized.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition, the FRB has granted the industry an extension of time until July 21, 2016, and announced its intention to grant a one year extension of the conformance period until July 21, 2017, to conform certain ownership interests in, sponsorship activities of and relationships with private equity or hedge funds as well as holding certain collateralized loan obligations that were in place as of December 31, 2013. It is possible that additional conformance period extensions could be granted either to the entire industry, or, upon request, to requesting banking organizations on a case-by-case basis. The Final Rule prohibits banks and BHCs from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments for their own account. The Volcker Rule also restricts banks and their affiliated entities from owning, sponsoring or having certain relationships with private equity and hedge funds, as well as holding certain collateralized loan obligations that are deemed to contain ownership interests. Exemptions are provided for certain activities such as underwriting, market making, hedging, trading in certain government obligations and organizing and offering a hedge fund or private equity fund. Fifth Third does not sponsor any private equity or hedge funds that, under the Final Rule, it is prohibited from sponsoring. At March 31, 2016, the Bancorp did not hold collateralized loan obligations. At March 31, 2016, the Bancorp had approximately $183 million in interests and approximately $34 million in binding commitments to invest in private equity funds that are affected by the Volcker Rule. It is expected that over time the Bancorp may need to dispose of these investments, however no formal plan to sell has been approved as of March 31, 2016. As a result of the announced conformance period extension, the Bancorp believes it is likely that these investments will be reduced over time in the ordinary course of events before compliance is required.

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

Earnings Summary

The Bancorp’s net income available to common shareholders for the first quarter of 2016 was $312 million, or $0.40 per diluted share, which was net of $15 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the first quarter of 2015 was $346 million, or $0.42 per diluted share, which was net of $15 million in preferred stock dividends. Pre-provision net revenue was $554 million for both the three months ended March 31, 2016 and 2015. Pre-provision net revenue is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section in MD&A.

Net interest income on an FTE basis was $909 million and $852 million for the three months ended March 31, 2016 and 2015, respectively. Net interest income was positively impacted by increases in average taxable securities and average loans and leases of $6.5 billion and $2.4 billion, respectively. Net interest margin on an FTE basis was 2.91% and 2.86% for the three months ended March 31, 2016 and 2015, respectively.

Noninterest income increased $7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase in corporate banking revenue partially offset by a decrease in other noninterest income. Corporate banking revenue increased $39 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily driven by the impact of a $30 million impairment charge related to operating lease equipment that was recognized in the first quarter of 2015 as well as an increase in syndication fees partially offset by decreases in foreign exchange fees and letter of credit fees. Other noninterest income decreased $27 million in the first quarter of 2016 compared to the first quarter of 2015. The decrease included a positive valuation adjustment on the stock warrant associated with Vantiv Holding, LLC of $47 million for the three months ended March 31, 2016 compared to a positive valuation adjustment of $70 million for the three months ended March 31, 2015. Additionally, gain on loan sales decreased $42 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a $37 million gain on the sale of residential mortgage loans classified as TDRs during the three months ended March 31, 2015. The Bancorp recognized a $1 million positive valuation adjustment related to the Visa total return swap for the three months ended March 31, 2016 compared to a negative valuation adjustment of $17 million for the three months ended March 31, 2015. The three months ended March 31, 2016 also included the impact of a $8 million gain on the sale of certain branches in the St. Louis MSA as part of the previously announced Branch Consolidation and Sales Plan.

Noninterest expense increased $63 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to increases in personnel costs and other noninterest expense. Personnel costs increased $35 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily driven by a $14 million increase in retirement costs related to the voluntary early retirement program as well as increases in base and variable compensation. Other noninterest expense increased $31 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to increases in FDIC insurance and other taxes, the provision for the reserve for unfunded commitments and losses and adjustments partially offset by a decrease in donations expense.

For more information on net interest income, noninterest income and noninterest expense, refer to the Statements of Income Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Credit Summary

The provision for loan and lease losses was $119 million and $69 million for the three months ended March 31, 2016 and 2015, respectively. Net losses charged-off as a percent of average portfolio loans and leases were 0.42% during the first quarter of 2016 compared to 0.41% during the first quarter of 2015. At March 31, 2016, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO increased to 0.88% compared to 0.70% at December 31, 2015. For further discussion on credit quality, refer to the Credit Risk Management subsection of the Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the PCA requirements of the U.S. banking agencies. As of March 31, 2016, as calculated under the Basel III transition provisions, the CET1 capital ratio was 9.81%, the Tier I risk-based capital ratio was 10.91%, the Total risk-based capital ratio was 14.66% and the Tier I leverage ratio was 9.57%.

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

The following table reconciles the non-GAAP financial measure of pre-provision net revenue to U.S. GAAP for the three months ended:

TABLE 3: Non-GAAP Financial Measures - Pre-Provision Net Revenue

($ in millions)	March 31, 2016	March 31, 2015
Net interest income (U.S. GAAP)	$903	847
Add: Noninterest income	637	630
Less: Noninterest expense	986	923
Pre-provision net revenue	$554	554

The Bancorp believes return on average tangible common equity is an important measure for comparative purposes with other financial institutions, but is not defined under U.S. GAAP, and therefore is considered a non-GAAP financial measure.

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP for the three months ended:

TABLE 4: Non-GAAP Financial Measures - Return on Average Tangible Common Equity

($ in millions)	March 31, 2016	March 31, 2015
Net income available to common shareholders (U.S. GAAP)	$312	346
Add: Intangible amortization, net of tax	-	-
Tangible net income available to common shareholders	$312	346
Tangible net income available to common shareholders (annualized) (1)	1,255	1,403

Average Bancorp’s shareholders’ equity (U.S. GAAP)	$16,376	15,820
Less: Average preferred stock	(1,331)	(1,331)
Average goodwill	(2,416)	(2,416)
Average intangible assets and other servicing rights	(12)	(15)
Average tangible common equity (2)	$12,617	12,058

Return on average tangible common equity (1) / (2)	9.9%	11.6

The Bancorp considers various measures when evaluating capital utilization and adequacy, including the tangible equity ratio and tangible common equity ratio, in addition to capital ratios defined by the U.S. banking agencies. These calculations are intended to complement the capital ratios defined by the U.S. banking agencies for both absolute and comparative purposes. Because U.S. GAAP does not include capital ratio measures, the Bancorp believes there are no comparable U.S. GAAP financial measures to these ratios. These ratios are not formally defined by U.S. GAAP or codified in the federal banking regulations and, therefore, are considered to be non-GAAP financial measures. Additionally, the Bancorp became subject to the Basel III Final Rule on January 1, 2015 which defined various regulatory capital ratios including the CET1 ratio. The CET1 capital ratio has transition provisions that will be phased out over time. The Bancorp is presenting the CET1 capital ratio on a fully phased-in basis for comparative purposes with other organizations. The Bancorp considers the fully phased-in CET1 ratio a non-GAAP measure since it is not the CET1 ratio in effect for the periods presented. Since analysts and the U.S. banking agencies may assess the Bancorp’s capital adequacy using these ratios, the Bancorp believes they are useful to provide investors the ability to assess its capital adequacy on the same basis. The Bancorp encourages readers to consider its Condensed Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measures - Capital Ratios

As of ($ in millions)	March 31, 2016	December 31, 2015
Total Bancorp shareholders’ equity (U.S. GAAP)	$16,323	15,839
Less: Preferred stock	(1,331)	(1,331)
Goodwill	(2,416)	(2,416)
Intangible assets and other servicing rights	(12)	(13)
Tangible common equity, including unrealized gains / losses	12,564	12,079
Less: AOCI	(684)	(197)
Tangible common equity, excluding unrealized gains / losses (1)	11,880	11,882
Add: Preferred stock	1,331	1,331
Tangible equity (2)	$13,211	13,213

Total assets (U.S. GAAP)	$142,430	141,048
Less: Goodwill	(2,416)	(2,416)
Intangible assets and other servicing rights	(12)	(13)
AOCI, before tax	(1,052)	(303)
Tangible assets, excluding unrealized gains / losses (3)	$138,950	138,316

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)(d)	9.51%	9.55
Tangible common equity as a percentage of tangible assets (1) / (3)(d)	8.55	8.59

Basel III Final Rule - Transition to fully phased-in
CET1 capital (transitional)	$11,914	11,917
Less: Adjustments to CET1 capital from transitional to fully phased-in(a)	(5)	(8)
CET1 capital (fully phased-in) (4)	11,909	11,909
Risk-weighted assets (transitional)(b)	121,432	121,290	(e)
Add: Adjustments to risk-weighted assets from transitional to fully phased-in(c)	1,027	1,178
Risk-weighted assets (fully phased-in) (5)	$122,459	122,468	(e)
CET1 capital ratio under Basel III Final Rule (fully phased-in) (4) / (5)	9.72%	9.72	(e)
(a)	Primarily relates to disallowed intangible assets (other than goodwill and MSRs, net of associated deferred tax liabilities).
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

(c)	Primarily relates to higher risk weighting for MSRs.
(d)	Excludes unrealized gains and losses.
(e)

Balances not restated for the adoption of the amended guidance of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RECENT ACCOUNTING STANDARDS

Note 3 of the Notes to Condensed Consolidated Financial Statements provides a discussion of the significant new accounting standards applicable to the Bancorp and the expected impact of significant accounting standards issued, but not yet required to be adopted.

CRITICAL ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015. No material changes were made to the valuation techniques or models during the three months ended March 31, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENTS OF INCOME ANALYSIS

Net Interest Income

Net interest income is the interest earned on loans and leases (including yield-related fees), securities and other short-term investments less the interest paid for core deposits (includes transaction deposits and other time deposits) and wholesale funding (includes certificates $100,000 and over, federal funds purchased, other short-term borrowings and long-term debt). The net interest margin is calculated by dividing net interest income by average interest-earning assets. Net interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin is typically greater than net interest rate spread due to the interest income earned on those assets that are funded by noninterest-bearing liabilities, or free funding, such as demand deposits or shareholders’ equity.

Table 6 presents the components of net interest income, net interest margin and net interest rate spread for the three months ended March 31, 2016 and 2015, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale securities included in other assets.

Net interest income on an FTE basis was $909 million and $852 million for the first quarters of 2016 and 2015, respectively. Net interest income was positively impacted by increases in average taxable securities and average loans and leases of $6.5 billion and $2.4 billion, respectively, as well as the decision of the Federal Open Market Committee in December 2015 to raise the target range of the federal funds rate 25 bps. The net interest rate spread increased to 2.70% in the first quarter of 2016 from 2.68% in the same period in 2015 due to a 6 bps increase in yields on average interest-earnings assets partially offset by a 4 bps increase in the rates paid on average interest-bearing liabilities for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Net interest margin on an FTE basis was 2.91% for the three months ended March 31, 2016 compared to 2.86% for the three months ended March 31, 2015. The increase from March 31, 2015 was driven primarily by the previously mentioned increase in the net interest rate spread coupled with increases in average free funding balances partially offset by a $5.0 billion increase in average interest-earning assets. The increase in average free funding balances was driven by increases in average demand deposits and average shareholders’ equity of $1.4 billion and $548 million, respectively, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Interest income on an FTE basis from loans and leases increased $27 million compared to the first quarter of 2015 primarily due to an increase of $2.4 billion in average loans and leases driven primarily by increases in average commercial and industrial loans, average commercial construction loans and average residential mortgage loans. Yields on average loans and leases were flat for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as the decrease in yields on average consumer loans and leases, primarily due to decreases in yields on average residential mortgage loans and average other consumer loans and leases, was offset by an increase in yields on average commercial loans and leases, driven primarily by an increase in yields on average commercial and industrial loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $42 million compared to the three months ended March 31, 2015 primarily as a result of the aforementioned increase in average taxable securities.

Interest expense on core deposits decreased $2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a decline in the cost of average interest-bearing core deposits to 25 bps for the three months ended March 31, 2016 from 26 bps for the three months ended March 31, 2015. The decrease was primarily due to a decrease in the cost of average money market deposits partially offset by an increase in the cost of average interest checking deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $14 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to increases of 28 bps and 19 bps in the rates paid on average other short-term borrowings and average long-term debt, respectively, coupled with an increase in average long-term debt of $535 million. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three months ended March 31, 2016 and 2015, respectively, average wholesale funding represented 26% and 23% of average interest-bearing liabilities. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, see the Market Risk Management subsection of the Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 6: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis

For the three months ended	March 31, 2016			March 31, 2015			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$43,127	347	3.23%	$41,462	323	3.16%	$16	8	24
Commercial mortgage loans	6,908	55	3.27	7,248	58	3.27	(3)	-	(3)
Commercial construction loans	3,297	28	3.38	2,198	18	3.23	9	1	10
Commercial leases	3,875	27	2.77	3,716	27	2.90	1	(1)	-
Total commercial loans and leases	57,207	457	3.22	54,624	426	3.16	23	8	31
Residential mortgage loans	14,405	130	3.63	13,515	128	3.83	9	(7)	2
Home equity	8,241	78	3.80	8,802	80	3.66	(5)	3	(2)
Automobile loans	11,285	75	2.65	11,933	79	2.68	(3)	(1)	(4)
Credit card	2,277	60	10.64	2,321	59	10.22	(1)	2	1
Other consumer loans and leases	663	10	6.27	464	11	10.79	4	(5)	(1)
Total consumer loans and leases	36,871	353	3.85	37,035	357	3.91	4	(8)	(4)
Total loans and leases	$94,078	810	3.46%	$91,659	783	3.46%	$27	-	27
Securities:
Taxable	29,619	231	3.14	23,102	187	3.30	53	(9)	44
Exempt from income taxes(b)	78	1	4.32	59	1	5.24	-	-	-
Other short-term investments	1,876	2	0.42	5,877	4	0.25	(4)	2	(2)
Total interest-earning assets	$125,651	1,044	3.34%	$120,697	975	3.28%	$76	(7)	69
Cash and due from banks	2,335			2,830
Other assets	14,869			15,412
Allowance for loan and lease losses	(1,273)			(1,322)
Total assets	$141,582			$137,617
Liabilities and Equity
Interest-bearing liabilities:
Interest checking deposits	$25,740	15	0.23%	$26,885	13	0.20%	$-	2	2
Savings deposits	14,601	2	0.04	15,174	3	0.07	-	(1)	(1)
Money market deposits	18,655	11	0.25	17,492	14	0.32	1	(4)	(3)
Foreign office deposits	483	-	0.15	861	-	0.20	-	-	-
Other time deposits	4,035	12	1.22	4,022	12	1.17	(1)	1	-
Total interest-bearing core deposits	63,514	40	0.25	64,434	42	0.26	-	(2)	(2)
Certificates $100,000 and over	2,815	9	1.28	2,683	8	1.16	-	1	1
Federal funds purchased	608	1	0.36	172	-	0.09	1	-	1
Other short-term borrowings	3,564	3	0.39	1,602	-	0.11	1	2	3
Long-term debt	14,949	82	2.22	14,414	73	2.03	2	7	9
Total interest-bearing liabilities	$85,450	135	0.64%	$83,305	123	0.60%	$4	8	12
Demand deposits	35,201			33,760
Other liabilities	4,524			4,693
Total liabilities	$125,175			$121,758
Total equity	$16,407			$15,859
Total liabilities and equity	$141,582			$137,617
Net interest income (FTE)		$909			$852		$72	(15)	57
Net interest margin (FTE)			2.91%			2.86%
Net interest rate spread (FTE)			2.70			2.68
Interest-bearing liabilities to interest-earning assets			68.01			69.02
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $6 and $5 for the three months ended March 31, 2016 and 2015, respectively.

Provision for Loan and Lease Losses

The Bancorp provides as an expense an amount for probable loan and lease losses within the loan and lease portfolio that is based on factors previously discussed in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015. The provision is recorded to bring the ALLL to a level deemed appropriate by the Bancorp to cover losses inherent in the portfolio. Actual credit losses on loans and leases are charged against the ALLL. The amount of loans and leases actually removed from the Condensed Consolidated Balance Sheets are referred to as charge-offs. Net charge-offs include current period charge-offs less recoveries on previously charged-off loans and leases.

The provision for loan and lease losses was $119 million and $69 million for the three months ended March 31, 2016 and 2015, respectively. The increase in provision expense for the three months ended March 31, 2016 compared to the same period in the prior year was primarily due to prolonged softness in commodity prices, slow global economic growth and appreciation in the US dollar. The ALLL increased $23 million from December 31, 2015 to $1.3 billion at March 31, 2016. At March 31, 2016, the ALLL as a percent of portfolio loans and leases increased to 1.38%, compared to 1.37% at December 31, 2015.

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

Noninterest Income

Noninterest income increased $7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The components of noninterest income are as follows:

TABLE 7: Components of Noninterest Income

	For the three months ended March 31,
($ in millions)	2016	2015	% Change
Service charges on deposits	$137	135	1
Investment advisory revenue	102	108	(6)
Corporate banking revenue	102	63	62
Card and processing revenue	79	71	11
Mortgage banking net revenue	78	86	(9)
Other noninterest income	136	163	(17)
Securities gains, net	3	4	(25)
Total noninterest income	$637	630	1

Service charges on deposits

Service charges on deposits increased $2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a $3 million increase in commercial deposit fees driven by new customer acquisition. This increase was partially offset by a $1 million decrease in consumer deposit fees primarily driven by a decrease in consumer checking fees.

Investment advisory revenue

Investment advisory revenue decreased $6 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a $4 million decrease in transactional securities and brokerage fees driven by lower sales and trading volume and a $2 million decrease in private client service fees due to a decrease in personal asset management fees. The Bancorp had approximately $303 billion and $308 billion in total assets under care as of March 31, 2016 and 2015, respectively, and managed $26 billion and $27 billion in assets, respectively, for individuals, corporations and not-for-profit organizations as of March 31, 2016 and 2015.

Corporate banking revenue

Corporate banking revenue increased $39 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase from the prior year was primarily the result of increases in lease remarketing fees and syndication fees partially offset by decreases in foreign exchange fees and letter of credit fees. The increase in lease remarketing fees included the impact of a $30 million impairment charge related to operating lease equipment that was recognized during the first quarter of 2015. Syndication fees increased $8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as a result of increased activity in the market.

Card and processing revenue

Card and processing revenue increased $8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily driven by an increase in the number of actively used cards and an increase in customer spend volume.

Mortgage banking net revenue

Mortgage banking net revenue decreased $8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The components of mortgage banking net revenue are as follows:

TABLE 8: Components of Mortgage Banking Net Revenue

	For the three months ended March 31,
($ in millions)	2016	2015

Origination fees and gains on loan sales	$42	44
Net mortgage servicing revenue:
Gross mortgage servicing fees	52	59
MSR amortization	(27)	(34)
Net valuation adjustments on MSRs and free-standing derivatives entered into to economically hedge MSRs	11	17

Net mortgage servicing revenue	36	42

Mortgage banking net revenue	$78	86

Origination fees and gains on loan sales decreased $2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a $44 million or 2% decrease in residential mortgage loan originations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net mortgage servicing revenue is comprised of gross servicing fees and related MSR amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net mortgage servicing revenue decreased $6 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to decreases in gross mortgage servicing fees and net valuation adjustments of $7 million and $6 million, respectively, partially offset by a decrease in servicing rights amortization of $7 million.

The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy:

TABLE 9: Components of Net Valuation Adjustments on MSRs

	For the three months ended March 31,
($ in millions)	2016	2015

Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$96	65
Provision for MSR impairment	(85)	(48)

Net valuation adjustments on MSR and free-standing derivatives entered into to economically hedge MSRs	$11	17

Mortgage rates decreased during both the three months ended March 31, 2016 and 2015 which caused modeled prepayment speeds to increase which led to temporary impairment on servicing rights during both the three months ended March 31, 2016 and 2015.

Servicing rights are deemed impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. Further detail on the valuation of MSRs can be found in Note 10 of the Notes to Condensed Consolidated Financial Statements. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the valuation on the MSR portfolio. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for more information on the free-standing derivatives used to economically hedge the MSR portfolio.

The Bancorp’s total residential mortgage loans serviced as of March 31, 2016 and 2015 were $72.3 billion and $77.4 billion, respectively, with $57.8 billion and $64.2 billion, respectively, of residential mortgage loans serviced for others.

Other noninterest income

The following table presents the components of other noninterest income:

TABLE 10: Components of Other Noninterest Income

	For the three months ended March 31,
($ in millions)	2016	2015
Valuation adjustments on the warrant associated with Vantiv Holding, LLC	$47	70
Operating lease income	24	22
BOLI income	13	12
Equity method income from interest in Vantiv Holding, LLC	13	9
Cardholder fees	11	11
Gain on sale of branches	8	-
Consumer loan and lease fees	5	6
Banking center income	5	5
Private equity investment income	4	4
Insurance income	3	4
Net gains (losses) on disposition and impairment of bank premises and equipment	1	(3)
Gain (loss) on swap associated with the sale of Visa, Inc. class B shares	1	(17)
(Loss) gain on loan sales	(2)	40
Other, net	3	-
Total other noninterest income	$136	163

Other noninterest income decreased $27 million in the first quarter of 2016 compared to the first quarter of 2015. The decrease included a positive valuation adjustment on the stock warrant associated with Vantiv Holding, LLC of $47 million for the three months ended March 31, 2016 compared to a positive valuation adjustment of $70 million for the three months ended March 31, 2015. The fair value of the stock warrant is calculated using the Black-Scholes option-pricing model, which utilizes several key inputs (Vantiv, Inc. stock price, strike price of the warrant and several unobservable inputs). The positive valuation adjustments for the three months ended March 31, 2016 and 2015 were primarily due to increases of 14% and 11%, respectively, in Vantiv, Inc.’s share price from December 31, 2015 to March 31, 2016 and from December 31, 2014 to March 31, 2015. The decrease in the positive valuation adjustment in the first quarter of 2016 compared to the prior year period included the impact of the sale and exercise of a portion of the warrant during the fourth quarter of 2015. Additionally, gain on loan sales decreased $42 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a $37 million gain on the sale of residential mortgage loans classified as TDRs during the three months ended March 31, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp recognized a $1 million positive valuation adjustment related to the Visa total return swap for the three months ended March 31, 2016 compared to a negative valuation adjustment of $17 million for the three months ended March 31, 2015. For additional information on the valuation of the warrant associated with the sale of Vantiv Holding, LLC and the valuation of the swap associated with the sale of Visa, Inc. Class B shares, refer to Note 20 of the Notes to Condensed Consolidated Financial Statements. The three months ended March 31, 2016 also included the impact of a $8 million gain on the sale of its retail operations, including retail accounts, certain private banking deposits and related loan relationships in the St. Louis MSA to Great Southern Bank as part of the previously announced Branch Consolidation and Sales Plan. Equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC increased $4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase in net income of Vantiv Holding, LLC. This increase was partially offset by a reduction in the Bancorp’s interest in Vantiv Holding, LLC from 23% in the first quarter of 2015 to 18% in the first quarter of 2016.

Noninterest Expense

Noninterest expense increased $63 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits) and other noninterest expense.

The major components of noninterest expense are as follows:

TABLE 11: Components of Noninterest Expense

	For the three months ended March 31,
($ in millions)	2016	2015	% Change
Salaries, wages and incentives	$403	369	9
Employee benefits	100	99	1
Net occupancy expense	77	79	(3)
Technology and communications	56	55	2
Card and processing expense	35	36	(3)
Equipment expense	30	31	(3)
Other noninterest expense	285	254	12
Total noninterest expense	$986	923	7
Efficiency ratio on an FTE basis	63.8%	62.3

Personnel costs increased $35 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily driven by a $14 million increase in retirement costs related to the voluntary early retirement program as well as increases in base and variable compensation. Full-time equivalent employees totaled 18,200 at March 31, 2016 compared to 18,471 at March 31, 2015.

The following table presents the components of other noninterest expense:

TABLE 12: Components of Other Noninterest Expense

	For the three months ended March 31,
($ in millions)	2016	2015

Impairment on affordable housing investments	$42	37
FDIC insurance and other taxes	34	16
Marketing	26	27
Loan and lease	23	27
Losses and adjustments	23	14
Operating lease	20	18
Professional service fees	15	12
Travel	12	13
Data processing	12	11
Postal and courier	11	12
Recruitment and education	9	7
Provision for (benefit from) the reserve for unfunded commitments	6	(5)
Insurance	4	5
Supplies	4	4
Donations	3	8
Other, net	41	48

Total other noninterest expense	$285	254

Other noninterest expense increased $31 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to increases in FDIC insurance and other taxes, the provision for the reserve for unfunded commitments and losses and adjustments partially offset by a decrease in donations expense.

FDIC insurance and other taxes increased $18 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a settlement of a tax liability related to prior years during the first quarter of 2015 and an increase in the FDIC insurance assessment rate due to changes in the Bancorp’s asset mix as well as an increase in the assessment base. The provision for the reserve for unfunded commitments increased $11 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase in estimated loss rates related to unfunded commitments. Losses and adjustments increased $9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the impact of legal settlements in the first quarter of 2015. Donations expense decreased $5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a $4 million contribution to the Fifth Third Foundation in the first quarter of 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 63.8% for the three months ended March 31, 2016 compared to 62.3% for the three months ended March 31, 2015.

Applicable Income Taxes

The following table presents the Bancorp’s income before income taxes, applicable income tax expense and effective tax rate:

TABLE 13: Applicable Income Taxes

	For the three months ended March 31,
($ in millions)	2016	2015

Income before income taxes	$435	485
Applicable income tax expense	108	124
Effective tax rate	25.0%	25.6

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

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees and directors. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting or when the awards expire unexercised and where the Bancorp has not accumulated an excess tax benefit for previously exercised or released stock-based awards, the Bancorp is required to recognize a non-cash charge to income tax expense upon the write-off of the deferred tax asset previously established for these stock-based awards. As the Bancorp had an accumulated excess tax benefit at March 31, 2016 and March 31, 2015, the Bancorp was not required to recognize a non-cash charge to income tax expense related to stock-based awards for the three months ended March 31, 2016 and 2015.

Based on the Bancorp’s stock price at March 31, 2016 and the amount of the Bancorp’s accumulated excess tax benefit through the quarter ended March 31, 2016, the Bancorp believes it is likely that it will exhaust its accumulated excess tax benefit in the second quarter of 2016 and will therefore be required to recognize a non-cash charge to income tax expense of approximately $4 million over the next 12 months, primarily in the second quarter of 2016. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future. Therefore, it is possible the Bancorp may be required to recognize a non-cash charge to income tax expense in the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans and leases based upon product or collateral. Table 14 summarizes end of period loans and leases, including loans held for sale and Table 15 summarizes average total loans and leases, including loans held for sale.

TABLE 14: Components of Loans and Leases (including held for sale)

	March 31, 2016		December 31, 2015
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$43,441	46	$42,151	46
Commercial mortgage loans	6,874	7	6,991	7
Commercial construction loans	3,428	4	3,214	3
Commercial leases	3,956	4	3,854	4
Total commercial loans and leases	57,699	61	56,210	60
Consumer loans and leases:
Residential mortgage loans	14,563	15	14,424	15
Home equity	8,131	9	8,336	9
Automobile loans	11,129	12	11,497	12
Credit card	2,235	2	2,360	3
Other consumer loans and leases	651	1	658	1
Total consumer loans and leases	36,709	39	37,275	40
Total loans and leases	$94,408	100	$93,485	100
Total portfolio loans and leases (excluding loans held for sale)	$93,605		$92,582

Loans and leases, including loans held for sale, increased $923 million, or 1%, from December 31, 2015. The increase from December 31, 2015 was the result of a $1.5 billion, or 3%, increase in commercial loans and leases, partially offset by a $566 million, or 2%, decrease in consumer loans and leases.

Commercial loans and leases increased from December 31, 2015 primarily due to increases in commercial and industrial loans and commercial construction loans partially offset by a decrease in commercial mortgage loans. Commercial and industrial loans increased $1.3 billion, or 3%, from December 31, 2015 primarily as a result of increases in new loan origination activity and line utilization. Commercial construction loans increased $214 million, or 7%, from December 31, 2015 primarily as a result of an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. Commercial mortgage loans decreased $117 million, or 2%, from December 31, 2015 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Consumer loans and leases decreased from December 31, 2015 primarily due to decreases in automobile loans, home equity and credit card, partially offset by an increase in residential mortgage loans. Automobile loans decreased $368 million, or 3%, from December 31, 2015 and home equity decreased $205 million, or 2%, from December 31, 2015 as payoffs exceeded new loan production. Credit card decreased $125 million, or 5%, from December 31, 2015 primarily due to seasonal trends from the paydown of year-end balances which were higher due to holiday spending. Residential mortgage loans increased $139 million, or 1%, from December 31, 2015 primarily due to the continued retention of certain conforming ARMs and certain other fixed-rate loans originated during the three months ended March 31, 2016.

TABLE 15: Components of Average Loans and Leases (including held for sale)

	March 31, 2016		March 31, 2015
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$43,127	46	$41,462	45
Commercial mortgage loans	6,908	7	7,248	8
Commercial construction loans	3,297	4	2,198	3
Commercial leases	3,875	4	3,716	4
Total commercial loans and leases	57,207	61	54,624	60
Consumer loans and leases:
Residential mortgage loans	14,405	15	13,515	15
Home equity	8,241	9	8,802	10
Automobile loans	11,285	12	11,933	13
Credit card	2,277	2	2,321	2
Other consumer loans and leases	663	1	464	-
Total consumer loans and leases	36,871	39	37,035	40
Total average loans and leases	$94,078	100	$91,659	100
Total average portfolio loans and leases (excluding loans held for sale)	$93,275		$90,508

Average loans and leases, including loans held for sale, increased $2.4 billion, or 3%, from March 31, 2015. The increase from March 31, 2015 was the result of a $2.6 billion, or 5%, increase in average commercial loans, partially offset by a $164 million decrease in average consumer loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans and leases increased from March 31, 2015 primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial loans increased $1.7 billion, or 4%, from March 31, 2015 primarily as a result of increases in new loan origination activity and line utilization. Average commercial construction loans increased $1.1 billion, or 50%, from March 31, 2015 primarily as a result of an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. Average commercial mortgage loans decreased $340 million, or 5%, from March 31, 2015 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average consumer loans and leases decreased from March 31, 2015 primarily due to decreases in average automobile and average home equity, partially offset by increases in average residential mortgage loans and average other consumer loans and leases. Average automobile loans decreased $648 million, or 5%, from March 31, 2015 and average home equity decreased $561 million, or 6%, from March 31, 2015 as payoffs exceeded new loan production. Average residential mortgage loans increased $890 million, or 7%, from March 31, 2015 primarily driven by the continued retention of certain conforming ARMs and certain other fixed-rate loans. Average other consumer loans and leases increased $199 million, or 43%, from March 31, 2015 primarily as a result of an increase in new loan origination activity.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. Total investment securities were $30.4 billion and $29.5 billion at March 31, 2016 and December 31, 2015, respectively. The taxable investment securities portfolio had an effective duration of 4.8 years at March 31, 2016 compared to 5.1 years at December 31, 2015.

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

At March 31, 2016, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. Securities classified as below investment grade were immaterial as of March 31, 2016 and December 31, 2015. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI. The Bancorp recognized $2 million and $1 million of OTTI on its available-for sale and other debt securities, included in securities gains, net, in the Condensed Consolidated Statements of Income during the three months ended March 31, 2016 and 2015, respectively. The Bancorp recognized $1 million of OTTI on its available-for-sale equity securities, included in securities gains, net, in the Condensed Consolidated Statements of Income during the three months ended March 31, 2016. The Bancorp did not recognize OTTI on its held-to-maturity debt securities during the three months ended March 31, 2016. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or its held-to-maturity debt securities during the three months ended March 31, 2015.

TABLE 16: Components of Investment Securities

As of ($ in millions)	March 31, 2016	December 31, 2015
Available-for-sale and other securities: (amortized cost basis)
U.S. Treasury and federal agencies securities	$1,131	1,155
Obligations of states and political subdivisions securities	50	50
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	14,586	14,811
Agency commercial mortgage-backed securities	7,837	7,795
Non-agency commercial mortgage-backed securities	3,005	2,801
Asset-backed securities and other debt securities	1,526	1,363
Equity securities(b)	703	703
Total available-for-sale and other securities	$28,838	28,678
Held-to-maturity securities: (amortized cost basis)
Obligations of states and political subdivisions securities	$62	68
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$64	70
Trading securities: (fair value)
U.S. Treasury and federal agencies securities	$18	19
Obligations of states and political subdivisions securities	54	9
Mortgage-backed securities:
Agency residential mortgage-backed securities	5	6
Agency commercial mortgage-backed securities	1	-
Asset-backed securities and other debt securities	23	19
Equity securities	304	333
Total trading securities	$405	386
(a)

Includes interest-only mortgage-backed securities of $41 and $50 as of March 31, 2016 and December 31, 2015, respectively, recorded at fair value with fair value changes recorded in securities gains, net in the Condensed Consolidated Statements of Income.

(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund holdings and equity security holdings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On an amortized cost basis, available-for-sale and other securities increased $160 million, or 1%, from December 31, 2015 primarily due to increases in non-agency commercial mortgage-backed securities and asset-backed securities and other debt securities, partially offset by a decrease in agency residential mortgage-backed securities.

On an amortized cost basis, available-for-sale and other securities were 23% of total interest-earning assets at both March 31, 2016 and December 31, 2015. The estimated weighted-average life of the debt securities in the available-for-sale and other portfolio was 6.0 years at March 31, 2016 compared to 6.4 years at December 31, 2015. In addition, at March 31, 2016, the available-for-sale and other securities portfolio had a weighted-average yield of 3.21%, compared to 3.19% at December 31, 2015.

Information presented in Table 17 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale and other portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale and other securities portfolio were $1.1 billion at March 31, 2016 compared to $366 million at December 31, 2015. The increase from December 31, 2015 was primarily due to a decrease in interest rates during the three months ended March 31, 2016. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

TABLE 17: Characteristics of Available-for-Sale and Other Securities

As of March 31, 2016 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life of 1 year or less	$572	582	0.5	3.82%
Average life 1 – 5 years	559	579	1.7	3.73
Total	$1,131	1,161	1.1	3.77%
Obligations of states and political subdivisions securities:(a)
Average life of 1 year or less	15	14	0.5	0.01
Average life 1 – 5 years	1	1	1.9	5.80
Average life 5 – 10 years	34	37	7.0	3.93
Total	$50	52	5.1	2.80%
Agency residential mortgage-backed securities:
Average life of 1 year or less	151	163	0.9	4.11
Average life 1 – 5 years	6,561	6,792	3.6	3.39
Average life 5 – 10 years	7,312	7,577	6.0	3.18
Average life greater than 10 years	562	597	12.2	3.48
Total	$14,586	15,129	5.1	3.30%
Agency commercial mortgage-backed securities:
Average life 1 – 5 years	1,128	1,183	4.2	3.12
Average life 5 – 10 years	6,512	6,815	8.1	3.00
Average life greater than 10 years	197	207	12.2	3.20
Total	$7,837	8,205	7.7	3.02%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	86	87	0.3	4.14
Average life 1 – 5 years	501	517	3.2	3.32
Average life 5 – 10 years	2,418	2,516	8.1	3.27
Total	$3,005	3,120	7.0	3.30%
Asset-backed securities and other debt securities:
Average life of 1 year or less	40	41	0.9	3.67
Average life 1 – 5 years	657	660	2.9	3.03
Average life 5 – 10 years	341	330	8.0	2.73
Average life greater than 10 years	488	489	13.8	2.19
Total	$1,526	1,520	7.5	2.71%
Equity securities	703	704
Total available-for-sale and other securities	$28,838	29,891	6.0	3.21%
(a)

Taxable-equivalent yield adjustments included in the above table are 0.00%, 0.24%, 2.14% and 1.49% for securities with an average life of 1 year or less, 1-5 years, 5-10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 70% and 71% of the Bancorp’s asset funding base at March 31, 2016 and December 31, 2015, respectively.

TABLE 18: Components of Deposits

	March 31, 2016		December 31, 2015
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$35,858	35	$36,267	35
Interest checking	25,182	25	26,768	26
Savings	14,738	14	14,601	14
Money market	19,377	19	18,494	18
Foreign office	441	-	464	-
Transaction deposits	95,596	93	96,594	93
Other time	4,049	4	4,019	4
Core deposits	99,645	97	100,613	97
Certificates $100,000 and over(a)	2,830	3	2,592	3
Total deposits	$102,475	100	$103,205	100
(a)	Includes $1,381 and $1,449 of certificates $250,000 and over at March 31, 2016 and December 31, 2015, respectively.

Core deposits decreased $968 million, or 1%, from December 31, 2015 driven primarily by a decrease of $998 million, or 1%, in transaction deposits. Transaction deposits decreased from December 31, 2015 primarily due to decreases in interest checking deposits and demand deposits, partially offset by increases in money market deposits and savings deposits. Interest checking deposits decreased $1.6 billion, or 6%, from December 31, 2015 driven primarily by lower balances per account for commercial customers. Demand deposits decreased $409 million, or 1%, from December 31, 2015 primarily due to uninvested trust funds held in demand deposit accounts at December 31, 2015 that were invested into non-deposit products during the first quarter of 2016. Money market deposits increased $883 million, or 5%, from December 31, 2015 driven primarily by a promotional product offering during the first quarter of 2016 and higher balances for existing customers. Savings deposits increased $137 million, or 1%, from December 31, 2015. The Bancorp uses certificates $100,000 and over as a method to fund earning assets. Certificates $100,000 and over increased $238 million, or 9%, from December 31, 2015 primarily due to the issuance of institutional certificates of deposit during the three months ended March 31, 2016.

The following table presents average deposits for the three months ended:

TABLE 19: Components of Average Deposits

	March 31, 2016		March 31, 2015
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$35,201	35	$33,760	33
Interest checking	25,740	26	26,885	27
Savings	14,601	14	15,174	15
Money market	18,655	18	17,492	17
Foreign office	483	-	861	1
Transaction deposits	94,680	93	94,172	93
Other time	4,035	4	4,022	4
Core deposits	98,715	97	98,194	97
Certificates $100,000 and over(a)	2,815	3	2,683	3
Total average deposits	$101,530	100	$100,877	100
(a)	Includes $1,395 and $1,501 of average certificates $250,000 and over for the three months ended March 31, 2016 and 2015, respectively.

On an average basis, core deposits increased $521 million, or 1%, from March 31, 2015 primarily due to an increase of $508 million, or 1%, in average transaction deposits. The increase in average transaction deposits was driven by increases in average demand deposits and average money market deposits, partially offset by decreases in average interest checking deposits, average savings deposits and average foreign office deposits. Average demand deposits increased $1.4 billion, or 4%, from March 31, 2015 primarily due to increases in average commercial and consumer account balances. Average money market deposits increased $1.2 billion, or 7%, primarily due to higher customer balances per commercial customer account and the acquisition of new commercial customers. The remaining increase was driven by a promotional product offering which drove balance migration from savings deposits which decreased $573 million, or 4%, compared to March 31, 2015. Average interest checking deposits decreased $1.1 billion, or 4%, from March 31, 2015 primarily due to a decrease in average commercial customer balances per account. Average foreign office deposits decreased $378 million, or 44%, from March 31, 2015 primarily due to lower average balances per account. Average certificates $100,000 and over increased $132 million, or 5%, from March 31, 2015 primarily due to the previously mentioned issuance of institutional certificates of deposit during the three months ended March 31, 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual maturities

The contractual maturities of certificates $100,000 and over as of March 31, 2016 are summarized in the following table:

TABLE 20: Contractual Maturities of Certificates $100,000 and over

($ in millions)

Next 3 months	$311
3-6 months	508
6-12 months	243
After 12 months	1,768
Total certificates $100,000 and over	$2,830

The contractual maturities of other time deposits and certificates $100,000 and over as of March 31, 2016 are summarized in the following table:

TABLE 21: Contractual Maturities of Other Time Deposits and Certificates $100,000 and over

($ in millions)

Next 12 months	$2,531
13-24 months	1,783
25-36 months	487
37-48 months	1,371
49-60 months	684
After 60 months	23
Total other time deposits and certificates $100,000 and over	$6,879

Borrowings

Total borrowings increased $1.5 billion, or 9%, from December 31, 2015. Table 22 summarizes the end of period components of total borrowings. As of March 31, 2016, total borrowings as a percent of interest-bearing liabilities were 22% compared to 21% at December 31, 2015.

TABLE 22: Components of Borrowings

As of ($ in millions)	March 31, 2016	December 31, 2015
Federal funds purchased	$134	151
Other short-term borrowings	3,523	1,507
Long-term debt	15,305	15,810
Total borrowings	$18,962	17,468

Other short-term borrowings increased $2.0 billion from December 31, 2015 primarily driven by an increase of $2.0 billion in FHLB short-term borrowings. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements. Long-term debt decreased $505 million, or 3%, from December 31, 2015 primarily driven by the maturity of $1.7 billion of unsecured senior bank notes and $385 million of pay-downs on long-term debt associated with automobile loan securitizations, partially offset by issuances in the first quarter of 2016 of $750 million of unsecured senior fixed-rate bank notes and $750 million of unsecured subordinated fixed-rate bank notes. For additional information regarding automobile securitizations and long-term debt, refer to Note 9 and Note 13, respectively, of the Notes to Condensed Consolidated Financial Statements.

The following table presents average borrowings for the three months ended:

TABLE 23: Components of Average Borrowings

($ in millions)	March 31, 2016	March 31, 2015
Federal funds purchased	$608	172
Other short-term borrowings	3,564	1,602
Long-term debt	14,949	14,414
Total average borrowings	$19,121	16,188

Total average borrowings increased $2.9 billion, or 18%, compared to March 31, 2015, primarily due to a $2.0 billion increase in average other short-term borrowings and a $535 million increase in average long-term debt due to the aforementioned activities, coupled with a $436 million increase in average federal funds purchased. The level of average federal funds purchased can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding federal funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2016 to reflect the current market rates and updated market assumptions. These rates were generally higher than those in place during 2015, thus net interest income for deposit-providing businesses was positively impacted during 2016. FTP charge rates on assets were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. As overall market rates increased, the FTP charge increased for asset-generating businesses, thus negatively affecting net interest income during 2016.

During the first quarter of 2016, the Bancorp refined its methodology for allocating provision expense to the business segments to include charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. The results of operations and financial position for the three months ended March 31, 2015 were adjusted to reflect this change. Provision expense attributable to loan and lease growth and changes in ALLL factors are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit.

The results of operations and financial position for the three months ended March 31, 2015 were adjusted to reflect changes in internal expense allocation methodologies.

The following table summarizes net income (loss) by business segment:

TABLE 24: Net Income (Loss) by Business Segment

	For the three months ended March 31,
($ in millions)	2016	2015
Income Statement Data
Commercial Banking	$211	163
Branch Banking	110	72
Consumer Lending	8	47
Investment Advisors	23	13
General Corporate and Other	(25)	66
Net income	327	361
Less: Net income attributable to noncontrolling interests	-	-
Net income attributable to Bancorp	327	361
Dividends on preferred stock	15	15
Net income available to common shareholders	$312	346

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 25: Commercial Banking

	For the three months ended March 31,
($ in millions)	2016	2015
Income Statement Data
Net interest income (FTE)(a)	$457	397
Provision for loan and lease losses	65	42
Noninterest income:
Corporate banking revenue	102	62
Service charges on deposits	73	70
Other noninterest income	48	42
Noninterest expense:
Personnel costs	80	80
Other noninterest expense	283	268
Income before income taxes	252	181
Applicable income tax expense(a)(b)	41	18
Net income	$211	163
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$54,071	51,481
Demand deposits	20,414	19,959
Interest checking deposits	8,975	9,245
Savings and money market deposits	6,733	6,053
Other time deposits and certificates $100,000 and over	1,126	1,337
Foreign office deposits	482	852
(a)	Includes FTE adjustments of $6 and $5 for the three months ended March 31, 2016 and 2015, respectively.
(b)

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Net income was $211 million for the three months ended March 31, 2016 compared to net income of $163 million for the three months ended March 31, 2015. The increase in net income was driven by increases in net interest income and noninterest income partially offset by increases in the provision for loan and leases losses and noninterest expense.

Net interest income on an FTE basis increased $60 million for the three months ended March 31, 2016 compared to the same period in the prior year. The increase was driven primarily by an increase in average commercial loan and lease balances as well as an increase in their yields of 8 bps. The increase in net interest income was also due to an increase in FTP credit rates on core deposits. These increases for the three months ended March 31, 2016 compared to the same period in the prior year were partially offset by an increase in FTP charge rates on loans and leases.

Provision for loan and lease losses increased $23 million for the three months ended March 31, 2016 compared to the same period in the prior year due to an increase in charge-offs of commercial and industrial loans, primarily in the energy portfolio and related to oil field services loans and an increase in criticized commercial loans. Net charge-offs as a percent of average portfolio loans and leases increased to 37 bps for the three months ended March 31, 2016 compared to 26 bps for the same period in the prior year.

Noninterest income increased $49 million for the three months ended March 31, 2016 compared to the same period in the prior year as a result of increases in corporate banking revenue, other noninterest income and service charges on deposits. Corporate banking revenue increased $40 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily driven by a $30 million impairment charge related to operating lease equipment that was recognized during the first quarter of 2015. The increase was also driven by increases in syndication fees as a result of increased activity in the market, partially offset by decreases in foreign exchange fees and letter of credit fees compared to the same period in the prior year. Other noninterest income increased $6 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to increases in card and processing revenue and operating lease income. Service charges on deposits increased $3 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to the acquisition of new customers.

Noninterest expense increased $15 million for the three months ended March 31, 2016 compared to the same period in the prior year driven by an increase in other noninterest expense. The increase in other noninterest expense was primarily driven by increases in corporate overhead allocations and impairment on affordable housing investments, partially offset by a decrease in expenses related to OREO.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans increased $2.6 billion for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial loans increased $1.7 billion for the three months ended March 31, 2016 compared to the same period in the prior year primarily as a result of an increase in new loan origination activity and line utilization. Average commercial construction loans increased $1.1 billion for the three months ended March 31, 2016 compared to the same period in the prior year primarily as a result of an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. Average commercial mortgage loans decreased $314 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average core deposits increased $489 million for the three months ended March 31, 2016 compared to the same period in the prior year. The increase was primarily driven by increases in average savings and money market deposits and average demand deposits which increased $680 million and $455 million, respectively, for the three months ended March 31, 2016 compared to the same period in the prior year. These increases were partially offset by decreases in average foreign deposits and average interest checking deposits of $370 million and $270 million, respectively, for the three months ended March 31, 2016 compared to the same period in the prior year.

Branch Banking

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,241 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 26: Branch Banking

		For the three months ended March 31,
($ in millions)		2016	2015
Income Statement Data
Net interest income	$	426	377
Provision for loan and lease losses		34	42
Noninterest income:
Service charges on deposits		64	65
Card and processing revenue		61	55
Investment advisory revenue		35	39
Other noninterest income		29	17
Noninterest expense:
Personnel costs		132	135
Net occupancy and equipment expense		59	61
Card and processing expense		34	34
Other noninterest expense		186	170
Income before income taxes		170	111
Applicable income tax expense		60	39
Net income	$	110	72
Average Balance Sheet Data
Consumer loans, including held for sale	$	13,903	14,657
Commercial loans, including held for sale		1,946	1,990
Demand deposits		13,131	12,185
Interest checking deposits		9,430	9,112
Savings and money market deposits		25,326	25,530
Other time deposits and certificates $100,000 and over		5,210	5,054

Net income was $110 million for the three months ended March 31, 2016 compared to net income of $72 million for the three months ended March 31, 2015. The increase was driven by increases in net interest income and noninterest income as well as a decrease in the provision for loan and lease losses partially offset by an increase in noninterest expense.

Net interest income increased $49 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to an increase in FTP credit rates on core deposits and a decrease in interest expense on core deposits driven by a decrease in the rates paid. These benefits were partially offset by a decrease in interest income on residential mortgage loans and home equity loans driven by a decline in average balances and a decrease in interest income on other consumer loans driven by a decline in yields. Additionally, net interest income was impacted by an increase in FTP charge rates on loans and leases.

Provision for loan and lease losses decreased $8 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 89 bps for the three months ended March 31, 2016 compared to 103 bps for the same period in the prior year.

Noninterest income increased $13 million for the three months ended March 31, 2016 compared to the same period in the prior year. The increase was primarily driven by increases in other noninterest income and card and processing revenue partially offset by a decrease in investment advisory revenue.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest income increased $12 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily driven by a gain of $8 million on the sale of certain St. Louis branches as part of the previously announced Branch Consolidation and Sales Plan and an increase in gains on the disposition of other fixed assets. Card and processing revenue increased $6 million for the three months ended March 31, 2016 compared to the same period in the prior year as a result of an increase in the number of actively used cards and an increase in customer spend volume. Investment advisory revenue decreased $4 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to a decrease in transactional securities and brokerage fees driven by lower sales and trading volume.

Noninterest expense increased $11 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily driven by an increase in other noninterest expense partially offset by decreases in personnel costs and net occupancy and equipment expense. Other noninterest expense increased $16 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily driven by an increase in corporate overhead allocations. Personnel costs decreased $3 million for the three months ended March 31, 2016 compared to the same period in the prior year driven by a decrease in base compensation. Net occupancy and equipment expense decreased $2 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to a decrease in rent expense driven by a reduction in the number of full-service banking centers and ATM locations.

Average consumer loans decreased $754 million for the three months ended March 31, 2016 compared to the same period in the prior year. The decrease was primarily driven by decreases in average home equity loans and average residential mortgage loans of $461 million and $247 million, respectively, for the three months ended March 31, 2016 compared to the same period in the prior year as payoffs exceeded new loan production. Average commercial loans decreased $44 million for the three months ended March 31, 2016 compared to the same period in the prior year. The decrease was primarily driven by decreases in average commercial mortgage loans and average commercial and industrial loans of $28 million and $12 million, respectively, for the three months ended March 31, 2016 compared to the same period in the prior year as payoffs exceeded new loan production.

Average core deposits increased $1.1 billion for the three months ended March 31, 2016 compared to the same period in the prior year primarily driven by growth in average demand deposits and average interest checking deposits of $946 million and $318 million, respectively, due to an increase in average balances per customer account.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 27: Consumer Lending

		For the three months ended March 31,
($ in millions)		2016	2015
Income Statement Data
Net interest income	$	60	63
Provision for loan and lease losses		12	14
Noninterest income:
Mortgage banking net revenue		77	85
Other noninterest income		6	44
Noninterest expense:
Personnel costs		48	45
Other noninterest expense		70	60
Income before income taxes		13	73
Applicable income tax expense		5	26
Net income	$	8	47
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$	9,836	9,032
Home equity		384	452
Automobile loans		10,772	11,422
Other consumer loans, including held for sale		-	24

Net income was $8 million for the three months ended March 31, 2016 compared to net income of $47 million for the three months ended March 31, 2015. The decrease was driven by decreases in noninterest income and net interest income as well as an increase in noninterest expense partially offset by a decrease in the provision for loan and lease losses.

Net interest income decreased $3 million for the three months ended March 31, 2016 compared to the same period in the prior year. The decrease was primarily driven by a decrease in average automobile loan balances and a decrease in the yields on average residential mortgage loans partially offset by an increase in average residential mortgage loan balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for loan and lease losses decreased $2 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to improved delinquency metrics on residential mortgage loans. Net charge-offs as a percent of average portfolio loans and leases decreased to 23 bps for the three months ended March 31, 2016 compared to 29 bps for the same period in the prior year.

Noninterest income decreased $46 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to decreases in other noninterest income and mortgage banking net revenue. Other noninterest income decreased $38 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to a $37 million gain on the sale of held for sale residential mortgage loans classified as TDRs in the first quarter of 2015. Mortgage banking net revenue decreased $8 million for the three months ended March 31, 2016 compared to the same period in the prior year. The decrease was due to a $2 million decrease in mortgage origination fees and gains on loan sales and a $6 million decrease in net mortgage servicing revenue. Refer to the Noninterest Income section of MD&A for additional information on the fluctuations in mortgage banking net revenue.

Noninterest expense increased $13 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily driven by an increase in other noninterest expense. Other noninterest expense increased $10 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to the impact of legal settlements in the first quarter of 2015 and an increase in corporate overhead allocations.

Average consumer loans and leases increased $62 million for the three months ended March 31, 2016 compared to the same period in the prior year. Average residential mortgage loans increased $804 million compared to the same period in the prior year primarily driven by the continued retention of certain conforming ARMs and certain other fixed-rate loans. Average automobile loans decreased $650 million for the three months ended March 31, 2016 compared to the same period in the prior year as payoffs exceeded new loan production.

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

The following table contains selected financial data for the Investment Advisors segment:

TABLE 28: Investment Advisors

			For the three months ended
			March 31,
($ in millions)			2016	2015
Income Statement Data
Net interest income		$	43	29
Provision for loan and lease losses			-	1
Noninterest income:
Investment advisory revenue			99	105
Other noninterest income			1	2
Noninterest expense:
Personnel costs			45	44
Other noninterest expense			62	71
Income before income taxes			36	20
Applicable income tax expense			13	7
Net income	$		23	13
Average Balance Sheet Data
Loans and leases, including held for sale	$		3,067	2,500
Core deposits			8,864	9,791

Net income was $23 million for the three months ended March 31, 2016 compared to net income of $13 million for the same period in the prior year. The increase in net income was primarily due to an increase in net interest income and a decrease in noninterest expense partially offset by a decrease in noninterest income.

Net interest income increased $14 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to an increase in FTP credit rates on core deposits and an increase in interest income on loans and leases driven by an increase in average balances. The increase in net interest income was partially offset by an increase in FTP charges due to an increase in average loan balances and an increase in FTP charge rates on loans and leases.

Noninterest income decreased $7 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to a $6 million decrease in investment advisory revenue driven by a $4 million decrease in transactional securities and brokerage fees driven by lower sales and trading volume and a $2 million decrease in private client service fees due to a decrease in personal asset management fees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest expense decreased $8 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to a decrease in other noninterest expense driven by decreases in both corporate overhead allocations and operational losses.

Average loans and leases increased $567 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to increases in average residential mortgage loans and average other consumer loans driven by an increase in new loan origination activity. Average core deposits decreased $927 million for the three months ended March 31, 2016 compared to the same period in the prior year primarily due to a decrease in average interest checking balances partially offset by increases in average savings and money market deposits and average demand deposits.

General Corporate and Other

General Corporate and Other includes the unallocated portion of the investment securities portfolio, securities gains and losses, certain non-core deposit funding, unassigned equity, unallocated provision expense or a benefit from the reduction of the ALLL, the payment of preferred stock dividends and certain support activities and other items not attributed to the business segments.

Net interest income decreased $63 million for the three months ended March 31, 2016 compared to the same period in the prior year. The decrease was primarily driven by an increase in FTP credits on deposits allocated to business segments driven by increases in average deposits and an increase in interest expense on long-term debt. The decrease in net interest income was partially offset by an increase in interest income on taxable securities and an increase in the benefit related to the FTP charges on loans and leases. Results for the three months ended March 31, 2016 were impacted by $8 million of unallocated provision expense compared to a benefit of $30 million for the three months ended March 31, 2015.

Noninterest income decreased $7 million for the three months ended March 31, 2016 compared to the same period in the prior year. The decrease in noninterest income included the impact of the positive valuation adjustment on the stock warrant associated with Vantiv Holding, LLC of $47 million for the three months ended March 31, 2016 compared to the positive valuation adjustment of $70 million for the three months ended March 31, 2015. The decrease was partially offset by a $4 million increase in equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC. Additionally, noninterest income included a $1 million positive valuation adjustment related to the Visa total return swap for the three months ended March 31, 2016 compared to a negative valuation adjustment of $17 million for the three months ended March 31, 2015.

Noninterest expense for the three months ended March 31, 2016 was an expense of $20 million compared to a benefit of $7 million for the three months ended March 31, 2015. The increase was primarily due to an increase in personnel costs, an increase in the provision for the reserve for unfunded commitments and an increase in FDIC insurance and other taxes. The increase was partially offset by an increase in corporate overhead allocations from General Corporate and Other to the other business segments.

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

•

Credit Risk Management is responsible for overseeing the safety and soundness of the commercial and consumer loan portfolio within an independent portfolio management framework that supports the Bancorp’s loan growth strategies and underwriting practices, ensuring portfolio optimization and appropriate risk controls. Credit Risk Management is also responsible for the economic capital program and quantitative analytics to support the commercial portfolio and risk rating models, ALLL methodology and analytics needed to assess credit risk and develop mitigation strategies related to that risk. The department also provides oversight, reporting and monitoring of commercial and consumer underwriting and credit administration processes;

•

Operational Risk Management works with lines of business and regional management to maintain processes to monitor and manage all aspects of operational risk, including vendors and information security to ensure consistency in application of operational risk programs;

•	Bank Protection oversees and manages fraud prevention and detection and provides investigative and recovery services for the Bancorp;
•

Capital Markets Risk Management is responsible for instituting, monitoring, and reporting appropriate trading limits within the Capital Markets groups and monitoring liquidity, interest rate risk and risk tolerances resulting from management of Fifth Third’s overall balance sheet;

•

Regulatory Compliance Risk Management provides independent oversight to ensure than an enterprise-wide framework, including processes and procedures, are in place to comply with applicable laws, regulations, rules and other regulatory requirements; internal policies and procedures; and principles of integrity and fair dealing applicable to the Bancorp’s activities and functions. The Bancorp focuses on managing regulatory compliance risk in accordance with the Bancorp’s integrated risk management framework, which ensures consistent processes for indentifying, assessing, managing, monitoring and reporting risks; and

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The primary committee responsible for the oversight of risk management is the ERMC. Committees accountable to the ERMC, which support the core risk programs, are the Corporate Credit Committee, the Operational Risk Committee, the Management Compliance Committee, the Asset/Liability Committee and the Enterprise Marketing Committee. Other committees accountable to the ERMC oversee the ALLL, capital, model risk and regulatory change management functions. There is also a risk assessment process applicable to every line of business to ensure an appropriate standard readiness assessment is performed before launching a new or changing product or initiative. Significant risk policies approved by the management governance committees are also reviewed and approved by the Risk and Compliance Committee of the Board of Directors.

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

CREDIT RISK MANAGEMENT

The objective of the Bancorp’s credit risk management strategy is to quantify and manage credit risk on an aggregate portfolio basis, as well as to limit the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Bancorp. The Bancorp’s credit risk management strategy is based on three core principles: conservatism, diversification and monitoring. The Bancorp believes that effective credit risk management begins with conservative lending practices. These practices include conservative exposure and counterparty limits and conservative underwriting, documentation and collection standards. The Bancorp’s credit risk management strategy also emphasizes diversification on a geographic, industry and customer level as well as ongoing portfolio monitoring and timely management reviews of large credit exposures and credits experiencing deterioration of credit quality. Credit officers with the authority to extend credit are delegated specific authority amounts, the utilization of which is closely monitored. Underwriting activities are centrally managed, and ERM manages the policy and the authority delegation process directly. The Credit Risk Review function provides independent and objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, nonaccrual and reserve analysis process. The Bancorp’s credit review process and overall assessment of the adequacy of the allowance for credit losses is based on quarterly assessments of the probable estimated losses inherent in the loan and lease portfolio. The Bancorp uses these assessments to promptly identify potential problem loans or leases within the portfolio, maintain an adequate reserve and take any necessary charge-offs. The Bancorp defines potential problem loans and leases as those rated substandard that do not meet the definition of a nonaccrual loan or a restructured loan. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for further information on the Bancorp’s credit grade categories, which are derived from standard regulatory rating definitions.

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 29: Potential Problem Portfolio Loans and Leases
As of March 31, 2016 ($ in millions)		Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$	1,455	1,457	2,067
Commercial mortgage loans		166	166	168
Commercial construction loans		1	1	1
Commercial leases		29	29	30
Total potential problem portfolio loans and leases	$	1,651	1,653	2,266

TABLE 30: Potential Problem Portfolio Loans and Leases
As of December 31, 2015 ($ in millions)		Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$	1,383	1,384	1,922
Commercial mortgage loans		170	171	172
Commercial construction loans		6	6	7
Commercial leases		36	36	39
Total potential problem portfolio loans and leases	$	1,595	1,597	2,140

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for assessing a borrower’s creditworthiness. The dual risk rating system includes thirteen probabilities of default grade categories and an additional six grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-category risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system as a commercial credit risk management tool. The Bancorp is assessing the necessary modifications to the dual risk rating system outputs to develop a U.S. GAAP compliant ALLL model and will make a decision on the use of modified dual risk ratings for purposes of determining the Bancorp’s ALLL once the FASB has issued a final standard regarding proposed methodology changes to the determination of credit impairment as outlined in the FASB’s Proposed ASU–Financial Instruments–Credit Losses (Subtopic 825-15) issued on December 20, 2012. Scoring systems, various analytical tools and portfolio performance monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer and small business loan portfolios.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Economic Overview

Economic growth continues to improve, and GDP is expected to maintain its modest expansionary pattern. The U.S. job market and wages are slowly but steadily improving. Consumer spending has been moderate and there are indications that manufacturing is stabilizing. Inflation continues to run below the FRB’s stated objective, but has increased over the past several months. Energy prices and the dollar have stabilized and are moving in a pattern that may continue the improvement in inflation and manufacturing. Housing prices have largely stabilized and are increasing in many markets. However, overall current economic and competitive conditions are causing weaker than desired qualified loan growth that combined with a weakness in global economic conditions and a relatively low interest rate environment, may directly or indirectly impact the Bancorp’s growth and profitability. The FRB noted asymmetric risks to the downside in their latest assessment of the risks to their economic outlook.

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

TABLE 31: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of March 31, 2016 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$116	256	1,989
Commercial mortgage nonowner-occupied loans	118	188	2,136
Total	$234	444	4,125

TABLE 32: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2015 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$119	216	2,063
Commercial mortgage nonowner-occupied loans	120	194	2,032
Total	$239	410	4,095

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 33: Commercial Loan and Lease Portfolio (excluding loans held for sale)
	March 31, 2016			December 31, 2015
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$11,192	20,904	92	10,572	20,422	70
Real estate	6,728	10,638	45	6,494	10,293	40
Financial services and insurance	5,782	12,499	3	5,896	13,021	3
Healthcare	4,710	6,808	32	4,676	6,879	22
Business services	4,584	7,002	74	4,471	6,765	96
Wholesale trade	4,091	7,321	17	4,082	7,254	23
Retail trade	3,874	7,414	6	3,764	7,391	8
Transportation and warehousing	3,230	4,661	1	3,111	4,619	1
Communication and information	3,110	5,350	1	2,913	5,052	2
Accommodation and food	2,632	4,205	5	2,507	4,104	6
Construction	1,858	3,403	6	1,871	3,403	8
Mining	1,481	2,496	239	1,499	2,695	36
Entertainment and recreation	1,395	2,311	4	1,210	2,066	4
Utilities	1,246	2,786	-	1,217	2,854	-
Other services	825	1,074	7	864	1,188	10
Public administration	474	517	-	495	562	-
Agribusiness	355	502	4	368	527	4
Individuals	111	155	2	139	187	2
Other	3	7	5	7	6	6
Total	$57,681	100,053	543	56,156	99,288	341
By Loan Size:
Less than $200,000	1%	1	4	1	1	7
$200,000 - $1 million	3	3	6	4	3	10
$1 million - $5 million	10	8	17	10	8	25
$5 million - $10 million	7	6	19	8	7	25
$10 million - $25 million	23	21	30	24	21	15
Greater than $25 million	56	61	24	53	60	18
Total	100%	100	100	100	100	100
By State:
Ohio	15%	17	5	16	17	8
Michigan	8	7	7	8	7	9
Florida	8	7	5	8	7	12
Illinois	8	7	10	7	8	20
Indiana	5	5	4	5	5	4
North Carolina	4	4	1	4	4	1
Tennessee	3	3	-	3	3	-
Kentucky	3	3	-	3	3	1
Pennsylvania	3	3	5	3	3	2
All other states	43	44	63	43	43	43
Total	100%	100	100	100	100	100

The Bancorp’s non-power producing energy and nonowner-occupied commercial real estate portfolios have been identified by the Bancorp as loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s commercial loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas.

Due to the sensitivity of the non-power producing energy portfolio to downward movements in oil prices, the Bancorp has seen migration in the portfolio into criticized classifications during 2015 and the three months ended March 31, 2016. The reserve-based energy loans that the Bancorp holds are senior secured loans with a borrowing base that is re-determined on a semi-annual basis.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide an analysis of the non-power producing energy loan portfolio:

TABLE 34: Non-Power Producing Energy Portfolio
							For the three months ended March 31, 2016
As of March 31, 2016 ($ in millions)	Pass	Criticized	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-Offs
Reserve-based lending	$197	542	739	1,183	-	144	-
Midstream	327	-	327	1,050	-	-	-
Oil field services	164	104	268	437	-	24	9
Oil and gas	76	52	128	512	-	22	-
Refining	102	1	103	655	-	-	-
Total	$866	699	1,565	3,837	-	190	9

TABLE 35: Non-Power Producing Energy Portfolio
							For the three months ended March 31, 2015
As of March 31, 2015 ($ in millions)	Pass	Criticized	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-Offs
Reserve-based lending	$774	119	893	1,586	-	-	-
Midstream	267	12	279	1,028	-	-	-
Oil field services	354	28	382	578	-	-	-
Oil and gas	101	6	107	489	-	-	-
Refining	47	-	47	406	-	-	-
Total	$1,543	165	1,708	4,087	-	-	-

The following tables provide an analysis of nonowner-occupied commercial real estate loans (excluding loans held for sale):

TABLE 36: Nonowner-Occupied Commercial Real Estate(a)
					For the three months ended March 31, 2016
As of March 31, 2016 ($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-Offs
By State:
Ohio	$1,252	1,618	-	5	-
Florida	759	1,060	-	7	-
Illinois	674	1,108	-	1	-
Michigan	612	720	-	18	-
North Carolina	408	689	-	3	-
Indiana	241	446	-	-	-
All other states	2,560	4,441	-	3	-
Total	$6,506	10,082	-	37	-
(a) Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 37: Nonowner-Occupied Commercial Real Estate(a)
					For the three months ended March 31, 2015
As of March 31, 2015 ($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Recoveries
By State:
Ohio	$1,321	1,668	-	6	(1)
Florida	567	896	-	15	-
Illinois	522	976	-	6	-
Michigan	690	745	-	7	-
North Carolina	374	533	-	-	-
Indiana	277	377	-	-	-
All other states	1,834	3,429	-	19	(1)
Total	$5,585	8,624	-	53	(2)
(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consumer Portfolio

Consumer credit risk management utilizes a framework that encompasses consistent processes for identifying, assessing, managing, monitoring, and reporting credit risk. These processes are supported by a credit risk governance structure that includes Board oversight, policies, risk limits, and risk committees.

The Bancorp’s consumer portfolio is materially comprised of three categories of loans: residential mortgage loans, home equity and automobile loans. The Bancorp has identified certain categories within these three categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio due to high loan amount to collateral value. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. Among consumer portfolios, legacy underwritten residential mortgage and brokered home equity portfolios have exhibited the most stress. As of March 31, 2016, consumer real estate loans originated from 2005 through 2008 represent approximately 20% of the consumer real estate portfolio. These loans account for 57% of total consumer real estate secured losses for the first quarter of 2016. Loss rates continue to improve as newer vintages are performing within expectations.

Residential Mortgage Portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Resets of rates on ARMs are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $837 million of ARM loans will have rate resets during the next twelve months. Of these resets, 89% are expected to experience an increase in rate, with an average increase of approximately one third of a percent.

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

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 38: Residential Mortgage Portfolio Loans by LTV at Origination
	March 31, 2016		December 31, 2015
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$10,384	65.7%	$10,198	65.6%
LTV > 80%, with mortgage insurance	1,327	93.4	1,300	93.3
LTV > 80%, no mortgage insurance	2,184	95.9	2,218	96.0
Total	$13,895	73.3%	$13,716	73.4%

The following tables provide an analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 39: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
				For the three months ended March 31, 2016
As of March 31, 2016 ($ in millions)	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$532	1	4	1
Illinois	380	1	1	-
Florida	291	-	4	-
Michigan	282	1	1	-
Indiana	145	1	1	-
North Carolina	107	-	1	-
Kentucky	85	1	-	-
All other states	362	-	1	-
Total	$2,184	5	13	1

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 40: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
				For the three months ended March 31, 2015
As of March 31, 2015 ($ in millions)	Outstanding	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$503	2	15	2
Illinois	299	-	1	-
Florida	250	-	4	-
Michigan	269	1	2	-
Indiana	127	1	2	-
North Carolina	101	1	1	-
Kentucky	76	-	1	-
All other states	353	1	2	-
Total	$1,978	6	28	2

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

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $2.6 billion and $5.5 billion, respectively, as of March 31, 2016. Of the total $8.1 billion of outstanding home equity loans:

●	85% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of March 31, 2016;
●	36% are in senior lien positions and 64% are in junior lien positions at March 31, 2016;
●	Over 81% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended March 31, 2016; and
●	The portfolio had an average refreshed FICO score of 742 at both March 31, 2016 and December 31, 2015.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 41: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	March 31, 2016		December 31, 2015
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 620	$156	2%	$159	2%
FICO 621-719	559	7	563	7
FICO ≥ 720	2,171	27	2,210	26
Total senior liens	2,886	36	2,932	35
Junior Liens:
FICO ≤ 620	386	5	389	5
FICO 621-719	1,363	17	1,399	17
FICO ≥ 720	3,477	42	3,581	43
Total junior liens	5,226	64	5,369	65
Total	$8,112	100%	$8,301	100%

The Bancorp believes that home equity loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity loans outstanding in a senior and junior lien position by LTV at origination:

TABLE 42: Home Equity Portfolio Loans Outstanding by LTV at Origination
	March 31, 2016		December 31, 2015
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$2,518	55.2%	$2,557	55.1%
LTV > 80%	368	89.1	375	89.1
Total senior liens	2,886	59.7	2,932	59.7
Junior Liens:
LTV ≤ 80%	3,017	67.6	3,088	67.6
LTV > 80%	2,209	90.9	2,281	90.9
Total junior liens	5,226	79.1	5,369	79.2
Total	$8,112	71.7%	$8,301	71.8%

The following tables provide an analysis of home equity portfolio loans by state with combined LTV greater than 80%:

TABLE 43: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%
					For the three months ended March 31, 2016
As of March 31, 2016 ($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$1,065	1,827	-	10	2
Michigan	498	750	-	5	-
Illinois	295	445	-	4	1
Indiana	211	340	-	3	-
Kentucky	200	334	-	2	-
Florida	91	126	-	2	-
All other states	217	303	-	4	1
Total	$2,577	4,125	-	30	4

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 44: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%
					For the three months ended March 31, 2015
As of March 31, 2015 ($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Net Charge-offs
By State:
Ohio	$1,104	1,829	-	9	2
Michigan	590	859	-	7	1
Illinois	335	497	-	5	2
Indiana	248	392	-	4	1
Kentucky	235	379	-	2	1
Florida	104	140	-	3	-
All other states	263	364	-	5	1
Total	$2,879	4,460	-	35	8

Automobile Portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of March 31, 2016, 49% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common industry practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile portfolio loans outstanding by LTV at origination as of:

TABLE 45: Automobile Portfolio Loans Outstanding by LTV at Origination
	March 31, 2016		December 31, 2015
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 100%	$ 7,501	81.8%	$ 7,740	81.7%
LTV > 100%	3,627	111.3	3,753	111.3
Total	$ 11,128	91.8%	$ 11,493	91.7%

The following table provides an analysis of the Bancorp’s automobile portfolio loans with a LTV at origination greater than 100%:

TABLE 46: Automobile Portfolio Loans Outstanding with a LTV Greater than 100%
As of ($ in millions)	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Net Charge-offs for the Three Months Ended
March 31, 2016	$3,627	4	2	6
March 31, 2015	3,788	4	1	5

European Exposure

The Bancorp has no direct sovereign exposure to any European nation as of March 31, 2016. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives, guarantees, bankers acceptances and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $3.6 billion and funded exposure was $1.9 billion as of March 31, 2016. Additionally, the Bancorp was within its established country exposure limits for all European countries.

The following table provides detail about the Bancorp’s exposure to all European domiciled and owned businesses and European financial institutions as of March 31, 2016:

TABLE 47: European Exposure
		Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)		Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure
Peripheral Europe(b)	$	-	-	182	179	128	73	310	252
Other Eurozone(c)		-	-	374	157	1,795	951	2,169	1,108
Total Eurozone	$	-	-	556	336	1,923	1,024	2,479	1,360
Other Europe(d)		-	-	135	84	973	483	1,108	567
Total Europe	$	-	-	691	420	2,896	1,507	3,587	1,927
(a)	Total exposure includes funded exposure and unfunded commitments.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Eurozone (primarily the United Kingdom and Switzerland).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

HAMP and HARP Programs

For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP 2.0 programs. For loans refinanced under the HARP 2.0 program, the Bancorp strictly adheres to the underwriting requirements of the program. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics. The Bancorp participates in trial modifications in conjunction with the HAMP program for loans it services for FHLMC and FNMA. As these trial modifications relate to loans serviced for others, they are not included in the Bancorp’s TDRs as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loans. As of March 31, 2016, repurchased loans restructured or refinanced under these programs were immaterial to the Bancorp’s Condensed Consolidated Financial Statements. Additionally, as of March 31, 2016 and December 31, 2015, $15 million and $14 million, respectively, of loans refinanced under HARP 2.0 were included in loans held for sale in the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2016 and 2015, the Bancorp recognized $1 million and $2 million, respectively, of noninterest income in mortgage banking net revenue in the Condensed Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP 2.0 programs.

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 48. Refer to the nonaccrual loan and lease section of Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information on the Bancorp’s policies related to accounting for delinquent and nonperforming loans and leases.

Nonperforming assets were $830 million at March 31, 2016 compared to $659 million at December 31, 2015. At March 31, 2016, $5 million of nonaccrual loans were held for sale, compared to $12 million at December 31, 2015.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.88% as of March 31, 2016 compared to 0.70% as of December 31, 2015. Nonaccrual loans and leases secured by real estate were 30% of nonaccrual loans and leases as of March 31, 2016 compared to 43% as of December 31, 2015.

Commercial portfolio nonaccrual loans and leases were $543 million at March 31, 2016, an increase of $202 million from December 31, 2015 primarily due to a $168 million increase associated with the reserve-based lending energy portfolio and the impact of low oil prices.

Consumer portfolio nonaccrual loans and leases were $158 million at March 31, 2016, a decrease of $7 million from December 31, 2015. Geographical market conditions continue to be a large driver of nonaccrual activity as Florida properties represent approximately 11% of residential mortgage loans, but represent 28% of nonaccrual loans at March 31, 2016. Refer to Table 49 for a rollforward of the nonaccrual loans and leases.

OREO and other repossessed property was $124 million at March 31, 2016 and $141 million at December 31, 2015. The Bancorp recognized $3 million and $8 million in losses on the sale or write-down of OREO properties for the three months ended March 31, 2016 and 2015, respectively. The decrease from the first quarter of 2015 was primarily due to a modest improvement in general economic conditions.

For the three months ended March 31, 2016 and 2015, approximately $11 million and $8 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 48: Summary of Nonperforming Assets and Delinquent Loans
As of ($ in millions)	March 31, 2016	December 31, 2015
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$278	82
Commercial mortgage loans	51	56
Commercial leases	4	-
Residential mortgage loans	25	28
Home equity	61	62
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	182	177
Commercial mortgage loans(c)	27	25
Commercial leases	1	1
Residential mortgage loans	19	23
Home equity	19	17
Automobile loans	2	2
Credit card	32	33
Total nonaccrual portfolio loans and leases(b)	701	506
OREO and other repossessed property	124	141
Total nonperforming portfolio assets	825	647
Nonaccrual loans held for sale	3	1
Nonaccrual restructured loans held for sale	2	11
Total nonperforming assets	$830	659
Loans and leases 90 days past due and accruing
Commercial and industrial loans	$3	7
Residential mortgage loans(a)	44	40
Automobile loans	8	10
Credit card	18	18
Total loans and leases 90 days past due and accruing	$73	75
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.88%	0.70
ALLL as a percent of nonperforming portfolio assets	157	197
(a)

Information for all periods presented excludes loans whose repayments are insured by the FHA or guaranteed by the VA. These loans were $315 as of March 31, 2016 and $335 as of December 31, 2015. The Bancorp recognized $2 on these insured or guaranteed loans for both the three months ended March 31, 2016 and March 31, 2015.

(b)

Includes $5 and $6 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at March 31, 2016 and December 31, 2015, respectively, and $1 and $2 of restructured nonaccrual government insured commercial loans at March 31, 2016 and December 31, 2015, respectively.

(c)

Excludes $20 of restructured nonaccrual loans at both March 31, 2016 and December 31, 2015, associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

The following table provides a rollforward of portfolio nonperforming loans and leases, by portfolio segment:

TABLE 49: Rollforward of Portfolio Nonaccrual Loans and Leases
For the three months ended March 31, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$341	51	114	506
Transfers to nonaccrual status	306	13	42	361
Transfers to accrual status	(3)	(15)	(18)	(36)
Transfers to held for sale	(3)	-	-	(3)
Loans sold from portfolio	(6)	-	-	(6)
Loan paydowns/payoffs	(39)	(1)	(8)	(48)
Transfers to OREO	(1)	(3)	(3)	(7)
Charge-offs	(60)	(1)	(13)	(74)
Draws/other extensions of credit	8	-	-	8
Balance, end of period	$543	44	114	701
For the three months ended March 31, 2015 ($ in millions)
Balance, beginning of period	$367	77	135	579
Transfers to nonaccrual status	80	19	35	134
Transfers to accrual status	(1)	(8)	(15)	(24)
Transfers from held for sale	-	5	-	5
Loans sold from portfolio	(5)	-	-	(5)
Loan paydowns/payoffs	(62)	(3)	(5)	(70)
Transfers to OREO	(9)	(12)	(5)	(26)
Charge-offs	(45)	(7)	(15)	(67)
Balance, end of period	$325	71	130	526

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Consumer restructured loans on accrual status totaled $998 million and $979 million at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, the percent of restructured residential mortgage loans, home equity loans and credit card loans that are past due 30 days or more from their modified terms were 27%, 10% and 28%, respectively.

The following tables summarize TDRs by loan type and delinquency status:

TABLE 50: Accruing and Nonaccruing Portfolio TDRs
	Accruing
As of March 31, 2016 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total
Commercial loans(b)(c)	$458	3	-	210	671
Residential mortgage loans(a)	475	53	108	19	655
Home equity	302	16	-	19	337
Automobile loans	18	-	-	2	20
Credit card	23	3	-	32	58
Total	$1,276	75	108	282	1,741
(a)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2016, these advances represented $238 of current loans, $40 of 30-89 days past due loans and $94 of 90 days or more past due loans.

(b)

As of March 31, 2016, excludes $7 of restructured accruing loans and $20 of restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

(c)	Excludes restructured nonaccrual loans held for sale.

TABLE 51: Accruing and Nonaccruing Portfolio TDRs
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

Analysis of Net Loan Charge-offs

Net charge-offs were 42 bps and 41 bps of average portfolio loans and leases for the three months ended March 31, 2016 and 2015, respectively. Table 52 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases increased to 38 bps during the three months ended March 31, 2016 compared to 29 bps during the three months ended March 31, 2015 primarily as a result of a $9 million charge-off in the energy portfolio related to oil field services loans, included in net charge-offs on commercial and industrial loans, and a $5 million increase in net charge-offs on commercial mortgage loans.

The ratio of consumer loan and lease net charge-offs to average portfolio consumer loans and leases decreased to 48 bps during the three months ended March 31, 2016 compared to 59 bps during the three months ended March 31, 2015. Residential mortgage loan net charge-offs, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $4 million for the three months ended March 31, 2016 compared to the same period from the prior year as a result of improvements in delinquencies and loss severities. The Bancorp expects the residential mortgage portfolio to be stable as it continues to retain high quality residential mortgage loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Home equity net charge-offs decreased $6 million compared to the three months ended March 31, 2015, primarily due to improvements in loss severities. Management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration or property devaluation.

Automobile loans, credit card and other consumer loan net charge-offs remained relatively flat compared to the same period in the prior year. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

TABLE 52: Summary of Credit Loss Experience
	For the three months ended March 31,
($ in millions)	2016	2015
Losses charged-off:
Commercial and industrial loans	$(50)	(43)
Commercial mortgage loans	(8)	(5)
Commercial leases	(2)	-
Residential mortgage loans	(4)	(9)
Home equity	(11)	(17)
Automobile loans	(14)	(13)
Credit card	(23)	(24)
Other consumer loans and leases	(4)	(4)
Total losses charged-off	$(116)	(115)
Recoveries of losses previously charged-off:
Commercial and industrial loans	4	5
Commercial mortgage loans	2	4
Residential mortgage loans	2	3
Home equity	3	3
Automobile loans	5	5
Credit card	3	3
Other consumer loans and leases	1	1
Total recoveries of losses previously charged-off	$20	24
Net losses charged-off:
Commercial and industrial loans	(46)	(38)
Commercial mortgage loans	(6)	(1)
Commercial leases	(2)	-
Residential mortgage loans	(2)	(6)
Home equity	(8)	(14)
Automobile loans	(9)	(8)
Credit card	(20)	(21)
Other consumer loans and leases	(3)	(3)
Total net losses charged-off	$(96)	(91)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.43%	0.38
Commercial mortgage loans	0.35	0.05
Commercial leases	0.20	-
Total commercial loans and leases	0.38%	0.29
Residential mortgage loans	0.07	0.19
Home equity	0.36	0.61
Automobile loans	0.32	0.28
Credit card	3.73	3.60
Other consumer loans and leases	2.28	4.02
Total consumer loans and leases	0.48%	0.59
Total net losses charged-off as a percent of average portfolio loans and leases	0.42%	0.41

Allowance for Credit Losses

The allowance for credit losses is comprised of the ALLL and the reserve for unfunded commitments. The ALLL provides coverage for probable and estimable losses in the loan and lease portfolio. The Bancorp evaluates the ALLL each quarter to determine its adequacy to cover inherent losses. Several factors are taken into consideration in the determination of the overall ALLL, including an unallocated component. These factors include, but are not limited to, the overall risk profile of the loan and lease portfolios, net charge-off experience, the extent of impaired loans and leases, the level of nonaccrual loans and leases, the level of 90 days past due loans and leases and the overall level of the ALLL as a percent of portfolio loans and leases. The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current national and local economic conditions that might impact the portfolio. More information on the ALLL can be found in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three months ended March 31, 2016, the Bancorp did not substantively change any material aspect of its overall approach in the determination of the ALLL and there have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

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

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would increase by approximately $161 million at March 31, 2016. In addition, the Bancorp’s determination of the ALLL for residential mortgage and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage and consumer loans would increase by approximately $31 million at March 31, 2016. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 53: Changes in Allowance for Credit Losses

	For the three months ended March 31,
($ in millions)	2016	2015
ALLL:
Balance, beginning of period	$1,272	1,322
Losses charged-off	(116)	(115)
Recoveries of losses previously charged-off	20	24
Provision for loan and lease losses	119	69
Balance, end of period	$1,295	1,300
Reserve for unfunded commitments:
Balance, beginning of period	$138	135
Provision for (benefit from) unfunded commitments	6	(4)
Charge-offs	-	(1)
Balance, end of period	$144	130

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

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.12% at both March 31, 2016 and December 31, 2015. The unallocated allowance was 9% of the total allowance at both March 31, 2016 and December 31, 2015.

As shown in Table 54, the ALLL as a percent of portfolio loans and leases was 1.38% at March 31, 2016 compared to 1.37% at December 31, 2015. The ALLL was $1.3 billion at both March 31, 2016 and December 31, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 54: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

As of ($ in millions)	March 31, 2016	December 31, 2015
Attributed ALLL:
Commercial and industrial loans	$697	652
Commercial mortgage loans	106	117
Commercial construction loans	24	24
Commercial leases	40	47
Residential mortgage loans	98	100
Home equity	62	67
Automobile loans	41	40
Credit card	99	99
Other consumer loans and leases	12	11
Unallocated	116	115
Total ALLL	$1,295	1,272
Portfolio loans and leases:
Commercial and industrial loans	$43,433	42,131
Commercial mortgage loans	6,864	6,957
Commercial construction loans	3,428	3,214
Commercial leases	3,956	3,854
Residential mortgage loans	13,895	13,716
Home equity	8,112	8,301
Automobile loans	11,128	11,493
Credit card	2,138	2,259
Other consumer loans and leases	651	657
Total portfolio loans and leases	$93,605	92,582
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.60%	1.55
Commercial mortgage loans	1.54	1.68
Commercial construction loans	0.70	0.75
Commercial leases	1.01	1.22
Residential mortgage loans	0.71	0.73
Home equity	0.76	0.81
Automobile loans	0.37	0.35
Credit card	4.63	4.38
Other consumer loans and leases	1.84	1.67
Unallocated (as a percent of total portfolio loans and leases)	0.12	0.12
Attributed ALLL as a percent of total portfolio loans and leases	1.38%	1.37

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

Interest Rate Risk Management Oversight

The Bancorp ALCO, which includes senior management representatives and is accountable to the ERMC, monitors and manages interest rate risk within Board approved policy limits. In addition to the risk management activities of ALCO, the Bancorp has a Market Risk Management function as part of ERM that provides independent oversight of market risk activities.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp’s interest rate risk exposure is evaluated by measuring the anticipated change in net interest income over 12-month and 24-month horizons assuming 100 bps and 200 bps parallel ramped increases and a 50 bps parallel rate decrease in interest rates. In accordance with policy, the 100 bps and 200 bps parallel ramped increase rate movements are assumed to occur over one year and are sustained thereafter. The 50 bps parallel rate decrease is an immediate change. The analysis would typically include 100 bps and 200 bps parallel ramped decreases in interest rates; however, this analysis is currently omitted due to the current low levels of certain interest rates. Applying the ramps would result in certain interest rates becoming negative in the parallel ramped decrease scenarios.

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

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase when market rates increase. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp deposit rates will increase for a given increase in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average interest-bearing deposit beta of approximately 69%, which is approximately 20 percentage points higher than the 50% beta that the Bancorp experienced in the last FRB tightening cycle from June 2004 to June 2006.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also evaluates the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of:

TABLE 55: Estimated NII Sensitivity Profile

	March 31, 2016				March 31, 2015
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200	2.12%	6.98	(4.00)	(6.00)	1.54	6.80	(4.00)	(6.00)
+100	1.20	4.27	-	-	0.83	4.26	-	-
-50	(2.00)	(2.67)	-	-	NM	NM	-	-

At March 31, 2016, the Bancorp’s net interest income would benefit in both year one and year two under the parallel rate ramp increases. The Bancorp’s net interest income would decline in both year one and year two under the parallel 50 bps rate decrease. The net interest income sensitivity profile is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. The changes in the sensitivity profile compared to March 31, 2015 are primarily attributable to runoff in the indirect auto loan portfolio, the impact of higher benchmark interest rates on commercial loans with floors, core deposit balance growth and fixed-rate debt issuances. These items were partially offset by investment portfolio growth and portfolio composition changes that reduced the amount of investable cash flow at higher rates.

Tables 56 and 57 provide information on the Bancorp’s estimated net interest income sensitivity profile given changes to balances or certain key assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows the Bancorp’s estimated net interest income sensitivity profile with a $1 billion decrease and a $1 billion increase in demand deposit balances as of March 31, 2016:

TABLE 56: Estimated NII Sensitivity Assuming a $1 Billion Change in Demand Deposit Balances

	% Change in NII (FTE)
	$1 Billion Balance Decrease		$1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200	1.84%	6.43	2.40	7.54
+100	1.06	3.99	1.34	4.54

The following table shows the Bancorp’s estimated net interest income sensitivity profile with a 25% increase and a 25% decrease to the deposit beta assumption as of March 31, 2016. The resulting weighted-average interest-bearing deposit beta included in this analysis is approximately 86% and 52%, respectively, as of March 31, 2016:

TABLE 57: Estimated NII Sensitivity with Deposit Beta Assumption Changes

	% Change in NII (FTE)
	Betas 25% Higher		Betas 25% Lower
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200	(1.11)%	0.52	5.35	13.44
+100	(0.41)	1.04	2.82	7.50

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

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 58: Estimated EVE Sensitivity Profile

	March 31, 2016		March 31, 2015
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200	(2.85)%	(12.00)	(3.85)	(12.00)
+100	(0.90)	-	(1.33)	-
+25	(0.10)	-	(0.20)	-
-50	(0.32)	-	NM	-

The EVE sensitivity to rising rates is modestly negative at March 31, 2016, and is slightly negative to a decline in market rates. The rising rate sensitivity is down from the EVE sensitivity at March 31, 2015. The slight decrease in risk in the +200 bps scenario is related to long-term debt issuance and recalibration of indeterminate deposit cash flow models, which increased deposit durations. These items were partially offset by growth in investment portfolio balances.

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

The Bancorp also establishes derivatives contracts with major financial institutions to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. For further information including the notional amount and fair values of these derivatives, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

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

The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows as of March 31, 2016:

TABLE 59: Portfolio Loans and Leases Expected Cash Flows

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$22,182	19,615	1,636	43,433
Commercial mortgage loans	2,649	3,751	464	6,864
Commercial construction loans	1,358	2,037	33	3,428
Commercial leases	775	1,828	1,353	3,956
Total commercial loans and leases	26,964	27,231	3,486	57,681
Residential mortgage loans	2,793	6,550	4,552	13,895
Home equity	1,081	1,626	5,405	8,112
Automobile loans	5,030	5,983	115	11,128
Credit card	427	1,711	-	2,138
Other consumer loans and leases	479	133	39	651
Total consumer loans and leases	9,810	16,003	10,111	35,924
Total portfolio loans and leases	$36,774	43,234	13,597	93,605

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of March 31, 2016:

TABLE 60: Portfolio Loans and Leases Expected Cash Flows Occurring After 1 Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,093	18,158
Commercial mortgage loans	933	3,282
Commercial construction loans	3	2,067
Commercial leases	3,181	-
Total commercial loans and leases	7,210	23,507
Residential mortgage loans	8,138	2,964
Home equity	538	6,493
Automobile loans	6,043	55
Credit card	500	1,211
Other consumer loans and leases	22	150
Total consumer loans and leases	15,241	10,873
Total portfolio loans and leases	$22,451	34,380

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $685 million and $784 million as of March 31, 2016 and December 31, 2015, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during both the three months ended March 31, 2016 and 2015 which caused actual prepayments on the servicing portfolio to increase. The increase in actual prepayments on the servicing portfolio caused modeled prepayment speeds to increase which led to a temporary impairment of $85 million and $48 million, respectively, on servicing rights during the three months ended March 31, 2016 and 2015. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the MSR valuation, the Bancorp recognized net gains of $96 million and $65 million on derivatives associated with its non-qualifying hedging strategy for the three months ended March 31, 2016 and 2015, respectively. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at March 31, 2016 and December 31, 2015 was $867 million and $812 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers involved in international trade to hedge their exposure to foreign currency fluctuations. The Bancorp has internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits.

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

Table 59 of the Market Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $29.9 billion of securities in the Bancorp’s available-for-sale and other portfolio at March 31, 2016, $4.4 billion in principal and interest is expected to be received in the next 12 months and an additional $4.0 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. For the three months ended March 31, 2016 and 2015, the Bancorp sold or securitized loans totaling $1.3 billion and $1.6 billion, respectively. For further information on the transfer of financial assets, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 81% and 83%, respectively, of its average total assets for the three months ended March 31, 2016 and 2015. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of March 31, 2016, $8.9 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. At March 31, 2016, the Bancorp has approximately $34.1 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

The Bancorp’s banking subsidiary’s global bank note program has a borrowing capacity of $25 billion, of which $17.6 billion is available for issuance as of March 31, 2016. On March 15, 2016, the Bank issued and sold $1.5 billion in aggregate principal amounts of unsecured bank notes.

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

Section 165 of the DFA requires the FRB to establish enhanced liquidity standards in the U.S. for BHCs with total assets of $50 billion or greater. On October 10, 2014, the U.S. banking agencies published final rules implementing a quantitative liquidity requirement consistent with the LCR standard established by the BCBS for large internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. In addition, a Modified LCR requirement was finalized for BHCs with $50 billion or more in total consolidated assets that are not internationally active, such as the Bancorp. The Modified LCR requires BHCs to maintain HQLA equal to its calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Modified LCR became effective January 1, 2016 and requires BHCs to calculate its LCR on a monthly basis. The final rule includes a transition period for the Modified LCR in which BHCs must maintain HQLA of 90% of its calculated net cash outflows for 2016 and then 100% beginning in 2017. The Bancorp’s Modified LCR was 118% at March 31, 2016 calculated under the Modified LCR final rule.

The U.S. banking agencies have issued a notice of proposed rulemaking to implement a modified NSFR for certain bank holding companies with at least $50 billion but less than $250 billion in total consolidated assets and with less than $10 billion in on-balance sheet foreign exposures, including the Bancorp. The NSFR is one of the two Basel III-based liquidity measures, along with the LCR, and is designed to promote medium- and long-term stable funding of the assets and off-balance-sheet activities of banks and bank holding companies over a one-year time horizon. Generally consistent with the BCBS’ framework, under the proposed rule banking organizations would be required to hold an amount of ASF over a one-year time horizon that equals or exceeds the institution’s amount of RSF, with the ASF representing the numerator and the RSF representing the denominator of the NSFR. Banking organizations subject to the modified NSFR would multiply the RSF amount by 70%, such that the RSF amount required for these institutions would be equivalent to 70% of the RSF amount that would be required pursuant to the full NSFR generally applicable to institutions with at least $250 billion in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures under the proposed rule. The proposed rule includes detailed descriptions of the items that would comprise ASF and RSF and standardized factors that would apply to ASF and RSF items, and would require any institution whose applicable modified NSFR falls under 100% to notify the appropriate federal regulator and develop a remediation plan.

The Bancorp is currently evaluating the impact of the U.S. banking agencies’ NSFR framework. If ultimately adopted as currently proposed, the implementation of the NSFR could impact the Bancorp’s liquidity and funding requirements and practices in the future, including by incentivizing increased use of long-term debt as a funding source. Under the proposal, the NSFR becomes effective January 1, 2018 with public disclosure requirements beginning for the calendar quarter that ends on March 31, 2018. The comment period for this proposal ends on August 5, 2016.

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

TABLE 61: Agency Ratings
As of May 6, 2016	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A	AL
Subordinated debt	Baa1	BBB	A-	BBBH
Fifth Third Bank:
Short-term	P-1	A-2	F1	R-1L
Long-term deposit	Aa3	No rating	A+	A
Senior debt	A3	A-	A	A
Subordinated debt	Baa1	BBB+	A-	AL

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

On January 1, 2016, the Bancorp became subject to a capital conservation buffer which will be phased in over a three-year period ending January 1, 2019. Once fully phased-in, the capital conservation buffer will be 2.5% in addition to the minimum capital requirements, in order to avoid limitations on certain capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer is 0.625% in 2016. The Bancorp exceeded these “well-capitalized” and “capital conservation buffer” ratios for all periods presented.

The Bancorp made a one-time permanent election to not include AOCI in regulatory capital in the March 31, 2015 FFIEC 031 and FR Y-9C filings. The Basel III Final Rule phases out the inclusion of certain TruPS as a component of Tier I capital. Under these provisions, these TruPS would qualify as a component of Tier II capital. At March 31, 2016, the Bancorp’s Tier I capital did not include any TruPS, compared to $13 million, or 1 bp of risk-weighted assets, at December 31, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table summarizes the Bancorp’s capital ratios as of:

TABLE 62: Capital Ratios

($ in millions)	March 31, 2016	December 31, 2015
Average total Bancorp shareholders’ equity as a percent of average assets	11.57%	11.26
Tangible equity as a percent of tangible assets(a)(c)	9.51	9.55
Tangible common equity as a percent of tangible assets(a)(c)	8.55	8.59

	Basel III Transitional(b)

CET1 capital	$11,914	11,917
Tier I capital	13,244	13,260
Total regulatory capital	17,797	17,134
Risk-weighted assets	121,432	121,290	(d)

Regulatory capital ratios:
CET1 capital	9.81%	9.82	(d)
Tier I risk-based capital	10.91	10.93	(d)
Total risk-based capital	14.66	14.13	(d)
Tier I leverage	9.57	9.54	(d)

	Basel III Fully Phased-In

CET1 capital(a)	9.72%	9.72	(d)
(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
(b)

Under the U.S. banking agencies’ Basel III Final Rule, assets and credit equivalent amounts of off-balance sheet exposures are calculated according to the standardized approach for risk-weighted assets. The resulting weighted values are added together resulting in the total risk-weighted assets.

(c)	Excludes unrealized gains and losses.
(d)

Balances and ratios not restated for the adoption of the amended guidance of ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Stress Tests and CCAR

In 2011 the FRB adopted the capital plan rule, which requires BHCs with consolidated assets of $50 billion or more to submit annual capital plans to the FRB for review. Under the rule, these capital plans must include detailed descriptions of the following: the BHC’s internal processes for assessing capital adequacy; the policies governing capital actions such as common stock issuances, dividends and share repurchases; and all planned capital actions over a nine-quarter planning horizon. Further, each BHC must also report to the FRB the results of stress tests conducted by the BHC under a number of scenarios that assess the sources and uses of capital under baseline and stressed economic scenarios. The FRB launched the 2016 stress testing program and CCAR on January 28, 2016, with submissions of stress test results and capital plans to the FRB due on April 5, 2016, which the Bancorp submitted as required.

The FRB’s review of the capital plan will assess the comprehensiveness of the capital plan, the reasonableness of the assumptions and the analysis underlying the capital plan. Additionally, the FRB will review the robustness of the capital adequacy process, the capital policy and the Bancorp’s ability to maintain capital above each minimum regulatory capital ratio on a pro forma basis under expected and stressful conditions throughout the planning horizon.

The FRB expects to release summary results of the 2016 stress testing program and CCAR by June 30, 2016. The results will include supervisory projections of capital ratios, losses and revenue under the supervisory adverse and supervisory severely adverse scenarios. The FRB will also issue an objection or non-objection to each participating institution’s capital plan submitted under CCAR. The FRB’s summary results will also include an overview of methodologies used for supervisory tests. Additionally, as a CCAR institution, the Bancorp will be required to disclose the results of its company-run stress test as required by the DFA, within 15 days of the date the FRB discloses the results of its DFA supervisory tests.

As contemplated by the 2015 CCAR, during the first quarter of 2016, the Bancorp entered into a $240 million accelerated share repurchase transaction. For further information, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.13 for both the three months ended March 31, 2016 and 2015. The Bancorp entered into or settled accelerated share repurchase transactions during the three months ended March 31, 2016. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information on the accelerated share repurchases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table summarizes the monthly share repurchase activity for the three months ended March 31, 2016:

TABLE 63: Share Repurchases

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
January 1, 2016 - January 31, 2016	1,923,766	$19.43	1,782,477	28,790,036
February 1, 2016 - February 29, 2016	96,815	15.43	-	28,790,036
March 1, 2016 - March 31, 2016	12,721,622	16.18	12,623,762	100,000,000
Total	14,742,203	$16.60	14,406,239	100,000,000
(a)

Includes 335,964 shares repurchased during the first quarter of 2016 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)

In March of 2016, the Bancorp announced that its Board of Directors had authorized management to purchase 100 million shares of the Bancorp’s common stock through the open market or in any private party transactions. The authorization does not include specific price targets or an expiration date. All shares settled during the first quarter of 2016 were included under the previous 100 million share repurchase program.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

		As of
($ in millions, except share data)		March 31, 2016	December 31, 2015
Assets
Cash and due from banks(a)	$	2,298	2,540
Available-for-sale and other securities(b)		29,891	29,044
Held-to-maturity securities(c)		64	70
Trading securities		405	386
Other short-term investments		1,778	2,671
Loans held for sale(d)		803	903
Portfolio loans and leases(a)(e)		93,605	92,582
Allowance for loan and lease losses(a)		(1,295)	(1,272)
Portfolio loans and leases, net		92,310	91,310
Bank premises and equipment(f)		2,185	2,239
Operating lease equipment		738	707
Goodwill		2,416	2,416
Intangible assets		11	12
Servicing rights		685	785
Other assets(a)(j)		8,846	7,965
Total Assets(j)	$	142,430	141,048
Liabilities
Deposits:
Noninterest-bearing deposits	$	35,858	36,267
Interest-bearing deposits		66,617	66,938
Total deposits(g)		102,475	103,205
Federal funds purchased		134	151
Other short-term borrowings		3,523	1,507
Accrued taxes, interest and expenses		2,011	2,164
Other liabilities(a)		2,627	2,341
Long-term debt(a)(j)		15,305	15,810
Total Liabilities(j)	$	126,075	125,178
Equity
Common stock(h)	$	2,051	2,051
Preferred stock(i)		1,331	1,331
Capital surplus		2,686	2,666
Retained earnings		12,570	12,358
Accumulated other comprehensive income		684	197
Treasury stock(h)		(2,999)	(2,764)
Total Bancorp shareholders’ equity	$	16,323	15,839
Noncontrolling interests		32	31
Total Equity		16,355	15,870
Total Liabilities and Equity(j)	$	142,430	141,048
(a)

Includes $147 and $152 of cash and due from banks, $2,178 and $2,537 of portfolio loans and leases, $(27) and $(28) of ALLL, $11 and $14 of other assets, $4 and $3 of other liabilities, and $2,102 and $2,487 of long-term debt from consolidated VIEs that are included in their respective captions above at March 31, 2016 and December 31, 2015, respectively. For further information refer to Note 9.

(b)	Amortized cost of $28,838 and $28,678 at March 31, 2016 and December 31, 2015, respectively.
(c)	Fair value of $64 and $70 at March 31, 2016 and December 31, 2015, respectively.
(d)	Includes $600 and $519 of residential mortgage loans held for sale measured at fair value at March 31, 2016 and December 31, 2015, respectively.
(e)	Includes $160 and $167 of residential mortgage loans measured at fair value at March 31, 2016 and December 31, 2015, respectively.
(f)	Includes $68 and $81 of bank premises and equipment held for sale at March 31, 2016 and December 31, 2015, respectively. Refer to Note 7.
(g)	Includes $331 and $628 of deposits held for sale at March 31, 2016 and December 31, 2015, respectively. For further information refer to Note 7.
(h)

Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at March 31, 2016 – 770,470,768 (excludes 153,421,813 treasury shares), December 31, 2015 – 785,080,314 (excludes 138,812,267 treasury shares).

(i)

446,000 shares of undesignated no par value preferred stock are authorized and unissued at March 31, 2016 and December 31, 2015; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at March 31, 2016 and December 31, 2015; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference; 18,000 authorized shares, issued and outstanding at March 31, 2016 and December 31, 2015; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at March 31, 2016 and December 31, 2015.

(j)

Upon adoption of ASU 2015-03 on January 1, 2016, the December 31, 2015 Condensed Consolidated Balance Sheets were adjusted to reflect the reclassification of $34 million of debt issuance costs from other assets to long-term debt. For further information refer to Note 3.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

		For the three months ended March 31,
($ in millions, except share data)		2016	2015
Interest Income
Interest and fees on loans and leases	$	804	778
Interest on securities		232	188
Interest on other short-term investments		2	4
Total interest income		1,038	970
Interest Expense
Interest on deposits		49	50
Interest on federal funds purchased		1	-
Interest on other short-term borrowings		3	-
Interest on long-term debt		82	73
Total interest expense		135	123
Net Interest Income		903	847
Provision for loan and lease losses		119	69
Net Interest Income After Provision for Loan and Lease Losses		784	778
Noninterest Income
Service charges on deposits		137	135
Investment advisory revenue		102	108
Corporate banking revenue		102	63
Card and processing revenue		79	71
Mortgage banking net revenue		78	86
Other noninterest income		136	163
Securities gains, net		3	4
Total noninterest income		637	630
Noninterest Expense
Salaries, wages and incentives		403	369
Employee benefits		100	99
Net occupancy expense		77	79
Technology and communications		56	55
Card and processing expense		35	36
Equipment expense		30	31
Other noninterest expense		285	254
Total noninterest expense		986	923
Income Before Income Taxes		435	485
Applicable income tax expense		108	124
Net Income		327	361
Less: Net income attributable to noncontrolling interests		-	-
Net Income Attributable to Bancorp		327	361
Dividends on preferred stock		15	15
Net Income Available to Common Shareholders	$	312	346
Earnings per share - basic	$	0.40	0.42
Earnings per share - diluted	$	0.40	0.42
Average common shares outstanding - basic		773,564,178	810,209,585
Average common shares outstanding - diluted		778,392,453	818,672,259
Cash dividends declared per common share	$	0.13	0.13

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended March 31,
($ in millions)	2016	2015
Net Income	$327	361
Other Comprehensive Income, Net of Tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	452	141
Reclassification adjustment for net gains included in net income	(5)	(8)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains arising during period	48	34
Reclassification adjustment for net gains included in net income	(9)	(10)
Defined benefit pension plans, net:
Reclassification of amounts to net periodic benefit costs	1	2
Other comprehensive income, net of tax	487	159
Comprehensive Income	814	520
Less: Comprehensive income attributable to noncontrolling interests	-	-
Comprehensive Income Attributable to Bancorp	$814	520

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2014	$2,051	1,331	2,646	11,141	429	(1,972)	15,626	39	15,665
Net income				361			361		361
Other comprehensive income, net of tax					159		159		159
Cash dividends declared:
Common stock at $0.13 per share				(106)			(106)		(106)
Preferred stock(a)				(15)			(15)		(15)
Shares acquired for treasury						(180)	(180)		(180)
Impact of stock transactions under stock compensation plans, net			14			7	21		21
Other			(1)	(1)			(2)	1	(1)
Balance at March 31, 2015	$2,051	1,331	2,659	11,380	588	(2,145)	15,864	40	15,904

Balance at December 31, 2015	$2,051	1,331	2,666	12,358	197	(2,764)	15,839	31	15,870
Net income				327			327		327
Other comprehensive income, net of tax					487		487		487
Cash dividends declared:
Common stock at $0.13 per share				(100)			(100)		(100)
Preferred stock(a)				(15)			(15)		(15)
Shares acquired for treasury			(8)			(232)	(240)		(240)
Impact of stock transactions under stock compensation plans, net			27			(3)	24		24
Other			1				1	1	2
Balance at March 31, 2016	$2,051	1,331	2,686	12,570	684	(2,999)	16,323	32	16,355
(a)

For both the three months ended March 31, 2016 and 2015, dividends were $414.06 per preferred share for Perpetual Preferred Stock, Series I and $612.50 per preferred share for Perpetual Preferred Stock, Series J.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended March 31,
($ in millions)	2016	2015
Operating Activities
Net income	$327	361
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	119	69
Depreciation, amortization and accretion	110	107
Stock-based compensation expense	26	21
Provision for (benefit from) deferred income taxes	9	(3)
Securities gains, net	(1)	(4)
Provision for MSR impairment	85	48
Net gains on sales of loans and fair value adjustments on loans held for sale	(15)	(51)
Net (gains) losses on disposition and impairment of bank premises and equipment	(1)	3
Gain on sale of certain retail branch operations	(8)	-
Net losses on disposition and impairment of operating lease equipment	-	30
Proceeds from sales of loans held for sale	1,133	999
Loans originated for sale, net of repayments	(1,180)	(1,179)
Dividends representing return on equity method investments	2	2
Net change in:
Trading securities	(20)	(32)
Other assets	345	413
Accrued taxes, interest and expenses	(422)	(126)
Other liabilities	(114)	(155)
Net Cash Provided by Operating Activities	395	503
Investing Activities
Proceeds from sales:
Available-for-sale securities	2,677	730
Loans	7	661
Bank premises and equipment	15	11
Proceeds from repayments / maturities:
Available-for-sale securities	531	694
Held-to-maturity securities	6	10
Purchases:
Available-for-sale securities	(4,069)	(4,873)
Bank premises and equipment	(41)	(45)
Proceeds from sales and dividends representing return of equity method investments	9	13
Net cash paid on sale of certain retail branch operations	(43)	-
Net change in:
Other short-term investments	893	2,995
Loans and leases	(1,119)	(1,212)
Operating lease equipment	(50)	(15)
Net Cash Used in Investing Activities	(1,184)	(1,031)
Financing Activities
Net change in:
Deposits	(502)	1,703
Federal funds purchased	(17)	56
Other short-term borrowings	2,016	(143)
Dividends paid on common stock	(102)	(107)
Dividends paid on preferred stock	(15)	(15)
Proceeds from issuance of long-term debt	1,494	-
Repayment of long-term debt	(2,088)	(956)
Repurchase of treasury stock and related forward contract	(240)	(180)
Other	1	(1)
Net Cash Provided by Financing Activities	547	357
Decrease in Cash and Due from Banks	(242)	(171)
Cash and Due from Banks at Beginning of Period	2,540	3,091
Cash and Due from Banks at End of Period	$2,298	2,920

Refer to the Notes to Condensed Consolidated Financial Statements. Note 2 contains cash payments related to interest and income taxes in addition to non-cash investing and financing activities.

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations and comprehensive income for the three months ended March 31, 2016 and 2015 and the cash flows and changes in equity for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2015 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the three months ended March 31:

($ in millions)	2016	2015
Cash Payments:
Interest	$191	166
Income taxes	334	13

Transfers:
Portfolio loans to loans held for sale	3	9
Loans held for sale to portfolio loans	12	78
Portfolio loans to OREO	12	33

3. Accounting and Reporting Developments

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

Subsequently, the FASB has issued additional guidance to clarify certain implementation issues. Specifically, the FASB issued Principal versus Agent Considerations and Identifying Performance Obligations and Licensing in March and April 2016, respectively. These amendments do not change the core principle in Revenue from Contracts with Customers (Topic 606) and the effective date and transition requirements for the amendments are consistent with those in Topic 606.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The amended guidance was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The amended guidance may be adopted either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying the amended guidance as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. The Bancorp adopted the amended guidance prospectively on January 1, 2016 and the adoption of the amended guidance did not have a material impact on the Condensed Consolidated Financial Statements.

Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the FASB issued amended guidance that provides an alternative to ASC Topic 820: Fair Value Measurement for measuring the financial assets and financial liabilities of a CFE, such as a collateralized debt obligation or a collateralized loan obligation entity consolidated as a VIE when a) all of the financial assets and the financial liabilities of that CFE are measured at fair value in the Condensed Consolidated financial statements and b) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. If elected, the measurement alternative would allow the Bancorp to measure both the financial assets and the financial liabilities of the CFE by using the more observable of the fair value of the financial assets or the fair value of the financial liabilities and to eliminate any measurement difference. When the measurement alternative is not elected for a consolidated CFE within the scope of this amended guidance, the amendments clarify that 1) the fair value of the financial assets and the fair value of the financial liabilities of the Condensed Consolidated CFE should be measured using the requirements of Topic 820 and 2) any difference in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated CFE should be reflected in earnings and attributed to the Bancorp in the Condensed Consolidated Statements of Income. The amended guidance may be applied retrospectively or through a modified retrospective approach and was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Bancorp adopted the amended guidance on January 1, 2016 and the adoption did not have a material impact on the Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued amended guidance to address the different balance sheet presentation requirements for debt issuance costs and debt discounts and premiums. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amended guidance. The amended guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The amended guidance should be applied retrospectively, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the amended guidance. Upon adoption on January 1, 2016, the Bancorp reclassified approximately $34 million of debt issuance costs from other assets to a direct deduction from long-term debt in the Condensed Consolidated Balance Sheets.

Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets

In April 2015, the FASB issued amended guidance intended to simplify an entity’s measurement of the fair value of plan assets of a defined benefit pension or other postretirement benefit plan when the fiscal year-end does not coincide with a month end. For an entity with a fiscal year-end that does not coincide with a month-end, the amended guidance provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The amended guidance should be applied prospectively. The Bancorp adopted the amended guidance on January 1, 2016 and the adoption of the amended guidance did not have an impact on the Condensed Consolidated Financial Statements as the Bancorp’s fiscal year-end coincides with a month-end.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued amended guidance on a customer’s accounting for fees paid in a cloud computing arrangement. Under the amended guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amended guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The amended guidance may be applied either prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. The Bancorp adopted the amended guidance prospectively on January 1, 2016 and the adoption did not have a material impact on the Condensed Consolidated Financial Statements.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share

In May 2015, the FASB issued amended guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amended guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amended guidance should be applied retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. The Bancorp adopted the amended guidance on January 1, 2016 and the adoption did not have a material impact on the Condensed Consolidated Financial Statements.

Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Agreements

In August 2015, the FASB issued amended guidance about the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. Given the absence of authoritative guidance for debt issuance costs related to line of credit arrangements within ASU 2015-03, the amended guidance provides that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there were any outstanding borrowings on the line of credit arrangement. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amended guidance should be applied retrospectively, where in the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the amendments. Early adoption is permitted for financial statements that have not been previously issued. The Bancorp adopted the amended guidance on January 1, 2016 and the adoption did not have a material impact on the Condensed Consolidated Financial Statements.

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued amended guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. The amended guidance eliminates the requirement to retrospectively account for those adjustments and requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer shall record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amended guidance requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with earlier application permitted for financial statements that have not been issued. The amended guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date of the amended guidance. The Bancorp adopted the amended guidance on January 1, 2016 and the adoption did not have an impact on the Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued amended guidance to improve certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Specifically, the amendments significantly revise an entity’s accounting related to 1) the classification and measurement of investments in equity securities, 2) the presentation of certain fair value changes for financial liabilities measured at fair value, and 3) certain disclosure requirements associated with the fair value of financial instruments. The amendments require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes as a result of an observable price change. The amendments also simplify the impairment assessment of equity investments for which fair value is not readily determinable by requiring an entity to perform a qualitative assessment to identify impairment. If qualitative indicators are identified, the entity will be required to measure the investment at fair value. For financial liabilities that an entity has elected to measure at fair value, the amendments require an entity to present separately in other comprehensive income the portion of the change in fair value that results from a change in instrument-specific credit risk. For public business entities, the amendments 1) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate fair value for financial instruments measured at amortized cost and 2) require, for disclosure purposes, the use of an exit price notion in the determination of the fair value of financial instruments. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Upon adoption, the Bancorp will be required to make a cumulative-effect adjustment to the Condensed Consolidated Balance Sheets as of the beginning of the fiscal year of adoption. The guidance on equity securities without readily determinable fair value will be applied prospectively to all equity investments that exist as of the date of adoption of the standard. Early adoption of the amendments is not permitted with the exception of the presentation of certain fair value changes for financial liabilities measured at fair value for which early application is permitted. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Accounting for Leases

In February 2016, the FASB issued amended guidance that establishes a new accounting model for leases. The amended guidance requires lessees to record lease liabilities on the lessees balance sheets along with corresponding right-of-use assets for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the lessee’s statements of income. From a lessor perspective, the accounting model is largely unchanged, except that the amended guidance includes certain targeted improvements to align, where necessary, lessor accounting with the lessee accounting model and the revenue recognition guidance in ASC Topic 606. The amendments also modify disclosure requirements for an entity’s lease arrangements. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments should be applied to each prior reporting period presented using a modified retrospective approach, although the amended guidance contains certain transition relief provisions that, among other things, permit an entity to elect not to reassess the classification of leases which existed or expired as of the date the amendments are effective. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Recognition of Breakage on Certain Prepaid Stored-Value Products

In March 2016, the FASB issued amended guidance to permit proportional derecognition of the liability for unused funds on certain prepaid stored-value products (known as breakage) to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The amendments do not apply to any prepaid stored-value products that are attached to a segregated customer deposit account, or products for which unused funds are subject to unclaimed property remittance laws. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, and should be applied retrospectively to all comparable periods presented in the year of adoption. Entities may also elect a modified retrospective application by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

In March 2016, the FASB issued amended guidance to clarify that a change in counterparty in a derivative contract does not, in and of itself, represent a change in critical terms that would require discontinuation of hedge accounting provided that other hedge accounting criteria continue to be met. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted, and should be applied prospectively. However, entities may elect to apply a modified retrospective approach to redesignate hedges that were derecognized in a prior period presented in the financial statements because of a novation. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued amended guidance to clarify the requirements for determining when contingent put and call options embedded in debt instruments should be bifurcated from the debt instrument and accounted for separately as derivatives. A four-step decision sequence should be followed in determining whether such options are clearly and closely related to the economic characteristics and risks of the debt instrument, which determines whether bifurcation is necessary. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted, and should be applied on a modified retrospective basis for debt instruments existing as of the beginning of the fiscal year for which the amendments are effective. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Simplifying Transition to the Equity Method of Accounting

In March 2016, the FASB issued amended guidance to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting, eliminating the requirement to retrospectively apply the equity method of accounting back to the date of the initial investment. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted, and should be applied prospectively to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Accounting for Share-Based Payments to Employees

In March 2016, the FASB issued amended guidance simplifying the accounting for share-based compensation paid to employees. The amended guidance 1) requires excess tax benefits and tax deficiencies on share-based payments to employees to be recognized directly to income tax expense or benefit in the Condensed Consolidated Income Statements; 2) requires excess tax benefits to be included as operating activities on the Condensed Consolidated Statements of Cash Flows; 3) provides entities with the option of making an accounting policy election to account for forfeitures of share-based payments as they occur instead of estimating the awards expected to be forfeited; and 4) changes the threshold to qualify for equity classification to permit withholdings up to the maximum statutory tax rate in the applicable jurisdiction. In addition, excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The majority of the amendments should be applied using a modified retrospective approach with a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The amendments related to the presentation of excess tax benefits on the Condensed Consolidated Statements of Cash Flows may be applied prospectively or retrospectively. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Investment Securities

The following tables provide the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and other and held-to-maturity investment securities portfolios as of:

March 31, 2016 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$1,131	30	-	1,161
Obligations of states and political subdivisions securities	50	2	-	52
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	14,586	545	(2)	15,129
Agency commercial mortgage-backed securities	7,837	368	-	8,205
Non-agency commercial mortgage-backed securities	3,005	115	-	3,120
Asset-backed securities and other debt securities	1,526	13	(19)	1,520
Equity securities(b)	703	2	(1)	704
Total available-for-sale and other securities	$28,838	1,075	(22)	29,891
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$62	-	-	62
Asset-backed securities and other debt securities	2	-	-	2
Total held-to-maturity securities	$64	-	-	64
(a)

Includes interest-only mortgage-backed securities of $41 as of March 31, 2016 recorded at fair value with fair value changes recorded in securities gains, net, in the Condensed Consolidated Statements of Income.

(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $355 and $1, respectively, at March 31, 2016, that are carried at cost, and certain mutual fund and equity security holdings.

December 31, 2015 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$1,155	32	-	1,187
Obligations of states and political subdivisions securities	50	2	-	52
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	14,811	283	(13)	15,081
Agency commercial mortgage-backed securities	7,795	100	(33)	7,862
Non-agency commercial mortgage-backed securities	2,801	35	(32)	2,804
Asset-backed securities and other debt securities	1,363	13	(21)	1,355
Equity securities(b)	703	2	(2)	703
Total available-for-sale and other securities	$28,678	467	(101)	29,044
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$68	-	-	68
Asset-backed securities and other debt securities	2	-	-	2
Total held-to-maturity securities	$70	-	-	70
(a)

Includes interest-only mortgage-backed securities of $50 as of December 31, 2015, recorded at fair value with fair value changes recorded in securities gains, net, in the Condensed Consolidated Statements of Income.

(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $355, and $1, respectively, at December 31, 2015, that are carried at cost, and certain mutual fund and equity security holdings.

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	For the three months ended March 31,
($ in millions)	2016	2015
Realized gains	$15	15
Realized losses	(4)	(2)
OTTI	(3)	(1)
Net realized gains(a)	$8	12
(a)	Excludes net losses on interest-only mortgage-backed securities of $6 and $9 for the three months ended March 31, 2016 and March 31, 2015, respectively.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Trading securities were $405 million as of March 31, 2016, compared to $386 million at December 31, 2015. The following table presents total gains and losses that were recognized in income from trading securities:

	For the three months ended March 31,
($ in millions)	2016	2015
Realized gains(a)	$2	1
Realized losses(b)	(4)	(3)
Net unrealized gains(c)	1	1
Total trading securities losses	$(1)	(1)
(a)

Includes realized gains of $2 and $1 during the three months ended March 31, 2016 and 2015, respectively, recorded in corporate banking revenue and investment advisory revenue in the Condensed Consolidated Statements of Income.

(b)

Includes realized losses of $4 and $3 during the three months ended March 31, 2016 and 2015, respectively, recorded in corporate banking revenue and investment advisory revenue in the Condensed Consolidated Statements of Income.

(c)

Includes an immaterial amount of net unrealized gains and losses during the three months ended March 31, 2016 and 2015, respectively, recorded in corporate banking revenue and investment advisory revenue in the Condensed Consolidated Statements of Income.

At March 31, 2016 and December 31, 2015, securities with a fair value of $10.4 billion and $11.0 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale and other and held-to-maturity investment securities as of March 31, 2016 are shown in the following table:

	Available-for-Sale and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$835	857	37	37
1-5 years	9,003	9,329	12	12
5-10 years	16,480	17,146	13	13
Over 10 years	1,817	1,855	2	2
Equity securities	703	704	-	-
Total	$28,838	29,891	64	64
(a)	Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
Agency residential mortgage-backed securities	$268	(2)	-	-	268	(2)
Asset-backed securities and other debt securities	499	(8)	266	(11)	765	(19)
Equity securities	-	-	31	(1)	31	(1)
Total	$767	(10)	297	(12)	1,064	(22)
December 31, 2015
Agency residential mortgage-backed securities	$2,903	(13)	-	-	2,903	(13)
Agency commercial mortgage-backed securities	3,111	(33)	-	-	3,111	(33)
Non-agency commercial mortgage-backed securities	1,610	(32)	-	-	1,610	(32)
Asset-backed securities and other debt securities	623	(11)	226	(10)	849	(21)
Equity securities	1	(1)	37	(1)	38	(2)
Total	$8,248	(90)	263	(11)	8,511	(101)

Other-Than-Temporary Impairments

The Bancorp recognized $2 million and $1 million of OTTI on its available-for sale and other debt securities, included in securities gains, net, in the Condensed Consolidated Statements of Income during the three months ended March 31, 2016 and 2015, respectively. The Bancorp recognized $1 million of OTTI on its available-for-sale equity securities, included in securities gains, net, in the Condensed Consolidated Statements of Income during the three months ended March 31, 2016. The Bancorp did not recognize OTTI on its held-to-maturity debt securities during the three months ended March 31, 2016. The Bancorp did not recognize OTTI on any of its available-for-sale equity securities or its held-to-maturity debt securities during the three months ended March 31, 2015. At March 31, 2016, 2% of unrealized losses in the available-for-sale and other securities portfolio were represented by non-rated securities, compared to 1% at December 31, 2015.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans and leases classified based upon product or collateral as of:

($ in millions)	March 31, 2016	December 31, 2015
Loans held for sale:
Commercial and industrial loans	$8	20
Commercial mortgage loans	10	34
Residential mortgage loans	668	708
Home equity	19	35
Automobile loans	1	4
Credit card	97	101
Other consumer loans and leases	-	1
Total loans held for sale	$803	903
Portfolio loans and leases:
Commercial and industrial loans	$43,433	42,131
Commercial mortgage loans	6,864	6,957
Commercial construction loans	3,428	3,214
Commercial leases	3,956	3,854
Total commercial loans and leases	$57,681	56,156
Residential mortgage loans	13,895	13,716
Home equity	8,112	8,301
Automobile loans	11,128	11,493
Credit card	2,138	2,259
Other consumer loans and leases	651	657
Total consumer loans and leases	$35,924	36,426
Total portfolio loans and leases	$93,605	92,582

Total portfolio loans and leases are recorded net of unearned income, which totaled $601 million as of March 31, 2016 and $624 million as of December 31, 2015. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs and fair value adjustments (associated with acquired loans or loans designated at fair value upon origination) which totaled a net premium of $223 million and $220 million as of March 31, 2016 and December 31, 2015, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $12.1 billion and $11.9 billion at March 31, 2016 and December 31, 2015, respectively, pledged at the FHLB, and loans of $33.5 billion and $33.7 billion at March 31, 2016 and December 31, 2015, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
($ in millions)	Carrying Value		90 Days Past Due and Still Accruing
Commercial and industrial loans	$43,441	42,151	3	7
Commercial mortgage loans	6,874	6,991	-	-
Commercial construction loans	3,428	3,214	-	-
Commercial leases	3,956	3,854	-	-
Residential mortgage loans	14,563	14,424	44	40
Home equity	8,131	8,336	-	-
Automobile loans	11,129	11,497	8	10
Credit card	2,235	2,360	18	18
Other consumer loans and leases	651	658	-	-
Total loans and leases	$94,408	93,485	73	75
Less: Loans held for sale	803	903
Total portfolio loans and leases	$93,605	92,582

The following table presents a summary of net charge-offs for the three months ended March 31:

($ in millions)	2016	2015
Commercial and industrial loans	$46	38
Commercial mortgage loans	6	1
Commercial leases	2	-
Residential mortgage loans	2	6
Home equity	8	14
Automobile loans	9	8
Credit card	20	21
Other consumer loans and leases	3	3
Total net charge-offs	$96	91

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended March 31, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$840	100	217	115	1,272
Losses charged-off	(60)	(4)	(52)	-	(116)
Recoveries of losses previously charged-off	6	2	12	-	20
Provision for loan and lease losses	81	-	37	1	119
Balance, end of period	$867	98	214	116	1,295

For the three months ended March 31, 2015 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$875	104	237	106	1,322
Losses charged-off	(48)	(9)	(58)	-	(115)
Recoveries of losses previously charged-off	9	3	12	-	24
Provision for loan and lease losses	16	5	50	(2)	69
Balance, end of period	$852	103	241	104	1,300

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:
As of March 31, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$102 (c)	66	48	-	216
Collectively evaluated for impairment	765	32	166	-	963
Unallocated	-	-	-	116	116
Total ALLL	$867	98	214	116	1,295
Portfolio loans and leases:(b)
Individually evaluated for impairment	$1,022 (c)	655	415	-	2,092
Collectively evaluated for impairment	56,659	13,078	21,614	-	91,351
Loans acquired with deteriorated credit quality	-	2	-	-	2
Total portfolio loans and leases	$57,681	13,735	22,029	-	93,445
(a)	Includes $5 related to leveraged leases at March 31, 2016.
(b)	Excludes $160 of residential mortgage loans measured at fair value, and includes $812 of leveraged leases, net of unearned income at March 31, 2016.
(c)

Includes five restructured loans at March 31, 2016 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $27 and an ALLL of $15.

As of December 31, 2015 ($ in millions)	Commercial		Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$119	(c)	67	49	-	235
Collectively evaluated for impairment	721		33	168	-	922
Unallocated	-		-	-	115	115
Total ALLL	$840		100	217	115	1,272
Portfolio loans and leases:(b)
Individually evaluated for impairment	$815	(c)	630	424	-	1,869
Collectively evaluated for impairment	55,341		12,917	22,286	-	90,544
Loans acquired with deteriorated credit quality	-		2	-	-	2
Total portfolio loans and leases	$56,156		13,549	22,710	-	92,415
(a)	Includes $5 related to leveraged leases at December 31, 2015.
(b)	Excludes $167 of residential mortgage loans measured at fair value, and includes $801 of leveraged leases, net of unearned income at December 31, 2015.
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

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of March 31, 2016 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$39,909	1,513	1,987	24	43,433
Commercial mortgage owner-occupied loans	3,305	128	177	3	3,613
Commercial mortgage nonowner-occupied loans	3,063	65	123	-	3,251
Commercial construction loans	3,423	1	4	-	3,428
Commercial leases	3,848	74	34	-	3,956
Total commercial loans and leases	$53,548	1,781	2,325	27	57,681

As of December 31, 2015 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,756	1,633	1,742	-	42,131
Commercial mortgage owner-occupied loans	3,344	124	191	-	3,659
Commercial mortgage nonowner-occupied loans	3,105	63	130	-	3,298
Commercial construction loans	3,201	4	9	-	3,214
Commercial leases	3,724	93	37	-	3,854
Total commercial loans and leases	$52,130	1,917	2,109	-	56,156

Residential Mortgage and Consumer Portfolio Segments

For purposes of monitoring the credit quality and risk characteristics of its consumer portfolio segment, the Bancorp disaggregates the segment into the following classes: home equity, automobile loans, credit card and other consumer loans and leases. The Bancorp’s residential mortgage portfolio segment is also a separate class.

The Bancorp considers repayment performance as the best indicator of credit quality for residential mortgage and consumer loans, which includes both the delinquency status and performing versus nonperforming status of the loans. The delinquency status of all residential mortgage and consumer loans is presented by class in the age analysis section while the performing versus nonperforming status is presented in the following table. Refer to the nonaccrual loans and leases section of Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional delinquency and nonperforming information.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of:

	March 31, 2016		December 31, 2015
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$13,691	44	13,498	51
Home equity	8,032	80	8,222	79
Automobile loans	11,126	2	11,491	2
Credit card	2,106	32	2,226	33
Other consumer loans and leases	651	-	657	-
Total residential mortgage and consumer loans and leases(a)	$35,606	158	36,094	165
(a)	Excludes $160 and $167 of loans measured at fair value at March 31, 2016 and December 31, 2015, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases, by age and class:

	Current	Past Due				90 Days Past
As of March 31, 2016 ($ in millions)	Loans and Leases(c)	30-89 Days(c)	90 Days or More(c)	Total Past Due	Total Loans and Leases	Due and Still Accruing
Commercial loans and leases:
Commercial and industrial loans	$43,255	31	147	178	43,433	3
Commercial mortgage owner-occupied loans	3,580	6	27	33	3,613	-
Commercial mortgage nonowner-occupied loans	3,210	17	24	41	3,251	-
Commercial construction loans	3,428	-	-	-	3,428	-
Commercial leases	3,952	-	4	4	3,956	-
Residential mortgage loans(a)(b)	13,613	32	90	122	13,735	44
Consumer loans and leases:
Home equity	7,980	72	60	132	8,112	-
Automobile loans	11,060	58	10	68	11,128	8
Credit card	2,089	25	24	49	2,138	18
Other consumer loans and leases	650	1	-	1	651	-
Total portfolio loans and leases(a)	$92,817	242	386	628	93,445	73
(a)	Excludes $160 of residential mortgage loans measured at fair value at March 31, 2016.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of March 31, 2016, $95 of these loans were 30-89 days past due and $315 were 90 days or more past due. The Bancorp recognized $2 of losses during the three months ended March 31, 2016 due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrual loans and leases.

	Current	Past Due				90 Days Past
As of December 31, 2015 ($ in millions)	Loans and Leases(c)	30-89 Days(c)	90 Days Greater(c)	Total Past Due	Total Loans and Leases	Due and Still Accruing
Commercial loans and leases:
Commercial and industrial loans	$41,996	55	80	135	42,131	7
Commercial mortgage owner-occupied loans	3,610	15	34	49	3,659	-
Commercial mortgage nonowner-occupied loans	3,262	9	27	36	3,298	-
Commercial construction loans	3,214	-	-	-	3,214	-
Commercial leases	3,850	3	1	4	3,854	-
Residential mortgage loans(a)(b)	13,420	37	92	129	13,549	40
Consumer loans and leases:
Home equity	8,158	82	61	143	8,301	-
Automobile loans	11,407	75	11	86	11,493	10
Credit card	2,207	29	23	52	2,259	18
Other consumer loans and leases	656	1	-	1	657	-
Total portfolio loans and leases(a)	$91,780	306	329	635	92,415	75
(a)	Excludes $167 of residential mortgage loans measured at fair value at December 31, 2015.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of December 31, 2015, $102 of these loans were 30-89 days past due and $335 were 90 days or more past due. The Bancorp recognized $2 of losses during the three months ended March 31, 2015 due to claim denials and curtailments associated with these insured or guaranteed loans.

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

The following tables summarize the Bancorp’s impaired portfolio loans and leases, by class, that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR:

As of March 31, 2016 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$516	441		81
Commercial mortgage owner-occupied loans(b)	26	16		3
Commercial mortgage nonowner-occupied loans	57	53		2
Commercial leases	4	2		1
Restructured residential mortgage loans	453	440		66
Restructured consumer loans and leases:
Home equity	220	220		32
Automobile loans	16	17		2
Credit card	58	58		14
Total impaired portfolio loans and leases with a related ALLL	$1,350	1,247		201
With no related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$372	320		-
Commercial mortgage owner-occupied loans	58	55		-
Commercial mortgage nonowner-occupied loans	115	101		-
Commercial construction loans	4	4		-
Commercial leases	3	3		-
Restructured residential mortgage loans	230	215		-
Restructured consumer loans and leases:
Home equity	120	117		-
Automobile loans	3	3		-
Total impaired portfolio loans and leases with no related ALLL	$905	818		-
Total impaired portfolio loans and leases	$2,255	2,065	(a)	201
(a)

Includes $461, $636 and $362, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $210, $19 and $53, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at March 31, 2016.

(b)

Excludes five restructured loans at March 31, 2016 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $27, a recorded investment of $27 and an ALLL of $15.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2015 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$412	346		84
Commercial mortgage owner-occupied loans(b)	28	21		5
Commercial mortgage nonowner-occupied loans	75	64		12
Commercial construction loans	4	4		2
Commercial leases	3	3		1
Restructured residential mortgage loans	450	444		67
Restructured consumer loans and leases:
Home equity	226	225		32
Automobile loans	17	16		2
Credit card	61	61		15
Total impaired portfolio loans and leases with a related ALLL	$1,276	1,184		220
With no related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$228	182		-
Commercial mortgage owner-occupied loans	54	51		-
Commercial mortgage nonowner-occupied loans	126	111		-
Commercial construction loans	9	5		-
Commercial leases	1	1		-
Restructured residential mortgage loans	210	186		-
Restructured consumer loans and leases:
Home equity	122	119		-
Automobile loans	3	3		-
Total impaired portfolio loans and leases with no related ALLL	$753	658		-
Total impaired portfolio loans and leases	$2,029	1,842	(a)	220
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

The following tables summarize the Bancorp’s average impaired portfolio loans and leases, by class, and interest income, by class, for the three months ended:

	March 31, 2016		March 31, 2015

($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$645	2	742	5
Commercial mortgage owner-occupied loans(a)	71	-	112	1
Commercial mortgage nonowner-occupied loans	165	1	262	2
Commercial construction loans	7	-	62	-
Commercial leases	5	-	5	-
Restructured residential mortgage loans	642	6	552	6
Restructured consumer loans and leases:
Home equity	340	3	375	3
Automobile loans	19	-	23	-
Credit card	60	1	75	2
Total average impaired portfolio loans and leases	$1,954	13	2,208	19
(a)

Excludes five restructured loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $27 and $28 at March 31, 2016 and March 31, 2015, respectively, and an immaterial amount of interest income recognized for both the three months ended March 31, 2016 and March 31, 2015.

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

The following table presents the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

($ in millions)	March 31, 2016	December 31, 2015
Commercial loans and leases:
Commercial and industrial loans	$460	259
Commercial mortgage owner-occupied loans(a)	41	46
Commercial mortgage nonowner-occupied loans	37	35
Commercial leases	5	1
Total nonaccrual portfolio commercial loans and leases	543	341
Residential mortgage loans	44	51
Consumer loans and leases:
Home equity	80	79
Automobile loans	2	2
Credit card	32	33
Total nonaccrual portfolio consumer loans and leases	114	114
Total nonaccrual portfolio loans and leases(b)(c)	$701	506
OREO and other repossessed property	124	141
Total nonperforming portfolio assets(b)(c)	$825	647
(a)

Excludes $20 of restructured nonaccrual loans at both March 31, 2016 and December 31, 2015 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

(b)	Excludes $5 and $12 of nonaccrual loans held for sale at March 31, 2016 and December 31, 2015, respectively.
(c)

Includes $5 and $6 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at March 31, 2016 and December 31, 2015, respectively, and $1 and $2 of restructured nonaccrual government insured commercial loans at March 31, 2016 and December 31, 2015, respectively.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $290 million and $303 million as of March 31, 2016 and December 31, 2015, respectively.

Troubled Debt Restructurings

If a borrower is experiencing financial difficulty, the Bancorp may consider, in certain circumstances, modifying the terms of their loan to maximize collection of amounts due. Within each of the Bancorp’s loan classes, TDRs typically involve either a reduction of the stated interest rate of the loan, an extension of the loan’s maturity date with a stated rate lower than the current market rate for a new loan with similar risk, or in limited circumstances, a reduction of the principal balance of the loan or the loan’s accrued interest. Modifying the terms of a loan may result in an increase or decrease to the ALLL depending upon the terms modified, the method used to measure the ALLL for a loan prior to modification, and whether any charge-offs were recorded on the loan before or at the time of modification. Refer to the ALLL section of Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015 for information on the Bancorp’s ALLL methodology. Upon modification of a loan, the Bancorp measures the related impairment as the difference between the estimated future cash flows expected to be collected on the modified loan, discounted at the original effective yield of the loan, and the carrying value of the loan. The resulting measurement may result in the need for minimal or no allowance because it is probable that all cash flows will be collected under the modified terms of the loan. In addition, if the stated interest rate was increased in a TDR, the cash flows on the modified loan, using the pre-modification interest rate as the discount rate, often exceed the recorded investment of the loan. Conversely, upon a modification that reduces the stated interest rate on a loan, the Bancorp recognizes an impairment loss as an increase to the ALLL. If a TDR involves a reduction of the principal balance of the loan or the loan’s accrued interest, that amount is charged off to the ALLL.

As of March 31, 2016, the Bancorp had $46 million and $22 million in line of credit and letter of credit commitments, respectively, compared to $39 million and $23 million in line of credit and letter of credit commitments as of December 31, 2015, respectively, to lend additional funds to borrowers whose terms have been modified in a TDR.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a summary of loans, by class, modified in a TDR by the Bancorp during the three months ended:

March 31, 2016 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans:
Commercial and industrial loans	24	$ 56	(2)	-
Commercial mortgage owner-occupied loans	7	6	(2)	-
Commercial mortgage nonowner-occupied loans	2	-	-	-
Residential mortgage loans	243	36	2	-
Consumer loans:
Home equity	64	5	-	-
Automobile loans	78	1	-	-
Credit card	2,592	12	2	1
Total portfolio loans	3,010	$ 116	-	1

(a)    Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.

(b)    Represents number of loans post-modification and excludes loans previously modified in a TDR.

March 31, 2015 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans:
Commercial and industrial loans	21	$ 18	(7)	3
Commercial mortgage owner-occupied loans	7	8	(1)	-
Commercial mortgage nonowner-occupied loans	6	3	-	-
Residential mortgage loans	300	42	1	-
Consumer loans:
Home equity	76	4	-	-
Automobile loans	131	2	-	-
Credit card	3,667	19	4	-
Total portfolio loans	4,208	$ 96	(3)	3

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

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended March 31, 2016 and 2015 that was within twelve months of the restructuring date:

March 31, 2016 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans and leases:
Commercial and industrial loans	1	$-
Commercial mortgage nonowner-occupied loans	1	-
Residential mortgage loans	53	7
Consumer loans and leases:
Home equity	6	1
Credit card	423	2
Total portfolio loans and leases	484	$10
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2015 ($ in millions)(a)	Number of Contracts		Recorded Investment
Residential mortgage loans	40	$	5
Consumer loans and leases:
Home equity	5		-
Automobile loans	4		-
Credit card	588		3
Total portfolio loans and leases	637	$	8
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

7. Bank Premises and Equipment

The following table provides a summary of bank premises and equipment as of:

($ in millions)		March 31, 2016	December 31, 2015
Land and improvements(a)	$	682	685
Buildings		1,695	1,755
Equipment		1,715	1,696
Leasehold improvements		403	403
Construction in progress		86	85
Bank premises and equipment held for sale:
Land and improvements		41	55
Buildings		23	20
Equipment		2	3
Leasehold improvements		2	3
Accumulated depreciation and amortization		(2,464)	(2,466)
Total bank premises and equipment	$	2,185	2,239
(a)	At March 31, 2016 and December 31, 2015, land and improvements included $101 and $102, respectively, associated with parcels of undeveloped land intended for future branch expansion.

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

On September 3, 2015, the Bancorp announced the decision to enter into an agreement to sell branch banking locations, retail accounts, certain private banking deposits and related loan relationships in the Pittsburgh MSA to First National Bank of Pennsylvania. On September 30, 2015, the Bancorp announced the decision to enter into an agreement to sell its retail operations, including retail accounts, certain private banking deposits and related loan relationships in the St. Louis MSA to Great Southern Bank. Both transactions are part of the Branch Consolidation and Sales Plan.

On January 29, 2016, the Bancorp closed the previously announced sale in the St. Louis MSA to Great Southern Bank. The sale included loans, premises and equipment and deposits with aggregate carrying amounts of $158 million, $18 million and $228 million, respectively. The Bancorp recorded a gain on the sale of $8 million which was recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Pursuant to the Branch Consolidation and Sales Plan, the Bancorp intended to consolidate and/or sell 60 operating branch locations and to sell an additional 23 parcels of undeveloped land that had been acquired by the Bancorp for future branch expansion as of March 31, 2016.

The sale of the Pittsburgh MSA retail operations to First National Bank of Pennsylvania closed on April 22, 2016. For further information on this transaction, refer to Note 22.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $2 million and $4 million for the three months ended March 31, 2016 and 2015, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the assets and liabilities classified as held for sale as a result of the Branch Consolidation and Sales Plan as of:

($ in millions)	March 31, 2016(d)
Assets:
Loans held for sale:
Commercial and industrial loans	$8
Commercial mortgage loans	5
Residential mortgage loans	68
Home equity	19
Automobile loans	1
Total loans held for sale(a)	$101
Bank premises and equipment held for sale (included in the preceding table):
Land and improvements(b)	28
Buildings(b)	10
Equipment(b)	2
Leasehold improvements(b)	2
Total bank premises and equipment held for sale (included in the preceding table)	$42
Total assets held for sale	$143
Liabilities:
Deposits held for sale:
Noninterest-bearing deposits	$51
Interest-bearing deposits	280
Total deposits held for sale(c)	$331
Total liabilities held for sale	$331
(a)	Included in loans held for sale in the Condensed Consolidated Balance Sheets.
(b)	Included in bank premises and equipment in the Condensed Consolidated Balance Sheets.
(c)	Included in noninterest-bearing deposits and interest-bearing deposits in the Condensed Consolidated Balance Sheets.
(d)	Included in the Branch Banking, Consumer Lending and Investment Advisors business segments.

8. Intangible Assets

Intangible assets consist of core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. Intangible assets have an estimated remaining weighted-average life at March 31, 2016 of 4.2 years.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of March 31, 2016
Core deposit intangibles	$34	(26)	8
Other	32	(29)	3
Total intangible assets	$66	(55)	11
As of December 31, 2015
Core deposit intangibles	$34	(26)	8
Other	33	(29)	4
Total intangible assets	$67	(55)	12

As of March 31, 2016, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was immaterial for the three months ended March 31, 2016 and $1 million for the three months ended March 31, 2015.

The Bancorp’s projections of amortization expense shown below are based on existing asset balances as of March 31, 2016. Future amortization expense may vary from these projections. Estimated amortization expense for the remainder of 2016 through 2020 is as follows:

($ in millions)		Total
Remainder of 2016	$	1
2017		2
2018		2
2019		1
2020		1

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

9. Variable Interest Entities

The Bancorp, in the normal course of business, engages in a variety of activities that involve VIEs, which are legal entities that lack sufficient equity to finance their activities without additional subordinated financial support or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The Bancorp evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Bancorp is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Bancorp is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Bancorp is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate.

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Condensed Consolidated Balance Sheets as of:

March 31, 2016 ($ in millions)		Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$	146	1	147
Commercial mortgage loans		-	47	47
Automobile loans		2,131	-	2,131
ALLL		(10)	(17)	(27)
Other assets		10	1	11
Total assets	$	2,277	32	2,309
Liabilities:
Other liabilities	$	4	-	4
Long-term debt		2,102	-	2,102
Total liabilities	$	2,106	-	2,106
Noncontrolling interests	$	-	32	32

December 31, 2015 ($ in millions)		Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$	151	1	152
Commercial mortgage loans		-	47	47
Automobile loans		2,490	-	2,490
ALLL		(11)	(17)	(28)
Other assets		14	-	14
Total assets	$	2,644	31	2,675
Liabilities
Other liabilities	$	3	-	3
Long-term debt		2,487	-	2,487
Total liabilities	$	2,490	-	2,490
Noncontrolling interests	$	-	31	31

Automobile Loan Securitizations

In securitization transactions that occurred during the years ended December 31, 2015 and 2014, the Bancorp transferred an aggregate amount of $750 million and $3.8 billion, respectively, in consumer automobile loans to bankruptcy remote trusts which were deemed to be VIEs. The primary purposes of the VIEs were to issue asset-backed securities with varying levels of credit subordination and payment priority, as well as residual interests, and to provide the Bancorp with access to liquidity for its originated loans. The Bancorp retained residual interests in the VIEs and, therefore, has an obligation to absorb losses and a right to receive benefits from the VIEs that could potentially be significant to the VIEs. In addition, the Bancorp retained servicing rights for the underlying loans and, therefore, holds the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs. As a result, the Bancorp concluded that it is the primary beneficiary of the VIEs and, therefore, has consolidated these VIEs. The assets of the VIEs are restricted to the settlement of the asset-backed securities and other obligations of the VIEs. Third-party holders of the notes do not have recourse to the general assets of the Bancorp.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The entities are usually formed as limited partnerships and LLCs and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects and have the right to make decisions that most significantly impact the economic performance of the LLCs. Additionally, the investor members do not own substantive kick-out rights or substantive participating rights over the managing member. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor members’ investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at March 31, 2016 and December 31, 2015 was $28 million and $27 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

March 31, 2016 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$ 1,410	329	1,410
Private equity investments	212	-	270
Loans provided to VIEs	1,842	-	2,858

December 31, 2015 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$ 1,455	367	1,455
Private equity investments	211	-	271
Loans provided to VIEs	1,630	-	2,599

CDC Investments

As noted previously, CDC typically invests in VIEs as a limited partner or investor member in the form of equity contributions and has no substantive kick-out or substantive participating rights over the managing member. The Bancorp has determined that it is not the primary beneficiary of these VIEs because it lacks the power to direct the activities that most significantly impact the economic performance of the underlying project or the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. This power is held by the managing members who exercise full and exclusive control of the operations of the VIEs. Accordingly, the Bancorp accounts for these investments under the equity method of accounting.

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

At both March 31, 2016 and December 31, 2015, the Bancorp’s CDC investments included $1.3 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $319 million and $356 million at March 31, 2016 and December 31, 2015, respectively. The unfunded commitments as of March 31, 2016 are expected to be funded from 2016 to 2033.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp has accounted for all of its investments in qualified affordable housing tax credits using the equity method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income relating to investments in qualified affordable housing investments:

	Condensed Consolidated		For the three months ended March 31,
($ in millions)	Statements of Income Caption		2016	2015
Pre-tax investment and impairment losses(a)	Other noninterest expense	$	36	34
Tax credits and other benefits	Applicable income tax expense		(55)	(52)
(a)	The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during three months ended March 31, 2016 and 2015.

Private Equity Investments

The Bancorp, through Fifth Third Capital Holdings, a wholly-owned indirect subsidiary of the Bancorp, invests as a limited partner in private equity funds which provide the Bancorp an opportunity to obtain higher rates of return on invested capital, while also creating cross-selling opportunities for the Bancorp’s commercial products. Each of the limited partnerships has an unrelated third-party general partner responsible for appointing the fund manager. The Bancorp has not been appointed fund manager for any of these private equity funds. The funds finance primarily all of their activities from the partners’ capital contributions and investment returns. The Bancorp has determined that it is not the primary beneficiary of the funds because it does not have the obligation to absorb the funds’ expected losses or the right to receive the funds’ expected residual returns that could potentially be significant to the funds’ and lacks the power to direct the activities that most significantly impact the economic performance of the funds. The Bancorp, as a limited partner, does not have substantive participating or substantive kick-out rights over the general partner. Therefore, the Bancorp accounts for its investments in these limited partnerships under the equity method of accounting.

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, at March 31, 2016 and December 31, 2015, the unfunded commitment amounts to the funds were $58 million and $60 million, respectively. The Bancorp made capital contributions of $2 million and $10 million, respectively, to private equity funds during the three months ended March 31, 2016 and 2015. The Bancorp recognized no OTTI on its investments in private equity funds during the three months ended March 31, 2016 and 2015.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of March 31, 2016 and December 31, 2015, the Bancorp’s unfunded commitments to these entities were $1.0 billion and $969 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

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

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three months ended March 31, 2016 and 2015. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

		For the three months ended March 31,
($ in millions)		2016	2015

Residential mortgage loan sales(a)	$	1,114	1,001 (b)

Origination fees and gains on loan sales		42	44
Gross mortgage servicing fees		52	59
(a)	Represents the unpaid principal balance at the time of the sale.
(b)	Excludes $568 of HFS residential mortgage loans previously modified in a TDR that were sold during the first quarter of 2015.

Servicing Rights

The following table presents changes in the servicing rights related to residential mortgage and automobile loans for the three months ended March 31:

($ in millions)	2016	2015
Carrying amount before valuation allowance:
Balance, beginning of period	$1,204	1,392
Servicing rights that result from the transfer of residential mortgage loans	12	13
Amortization	(27)	(34)
Balance, end of period	$1,189	1,371
Valuation allowance for servicing rights:
Balance, beginning of period	$(419)	(534)
Provision for MSR impairment	(85)	(48)
Balance, end of period	(504)	(582)
Carrying amount after valuation allowance	$685	789

The Bancorp’s projections of amortization expense shown below are based on existing asset balances and static key economic assumptions as of March 31, 2016. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2016 through 2020 is as follows:

($ in millions)	Total
Remainder of 2016	$90
2017	109
2018	98
2019	89
2020	80

Temporary impairment or impairment recovery, affected through a change in the MSR valuation allowance, is captured as a component of mortgage banking net revenue in the Condensed Consolidated Statements of Income. The Bancorp maintains a non-qualifying hedging strategy to manage a portion of the risk associated with changes in the value of the MSR portfolio. This strategy may include the purchase of free-standing derivatives and various available-for-sale securities. The interest income, mark-to-market adjustments and gain or loss from sale activities associated with these portfolios are expected to economically hedge a portion of the change in value of the MSR portfolio caused by fluctuating OAS spreads, earnings rates and prepayment speeds. The fair value of the servicing asset is based on the present value of expected future cash flows.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table displays the beginning and ending fair value of the servicing rights for the three months ended March 31:

($ in millions)	2016	2015
Fixed-rate residential mortgage loans:
Balance, beginning of period	$757	823
Balance, end of period	660	759
Adjustable-rate residential mortgage loans:
Balance, beginning of period	27	33
Balance, end of period	25	29
Fixed-rate automobile loans:
Balance, beginning of period	1	2
Balance, end of period	-	1

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income:

		For the three months ended March 31,
($ in millions)		2016	2015
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$	96	65
Provision for MSR impairment		(85)	(48)

As of March 31, 2016 and 2015, the key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended were as follows:

		March 31, 2016				March 31, 2015
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing rights	Fixed	6.3	12.6%	539	N/A	6.2	12.6%	900	N/A
Servicing rights	Adjustable	3.0	27.5	681	N/A	3.6	23.4	1,180	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At March 31, 2016 and December 31, 2015, the Bancorp serviced $57.8 billion and $59.0 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At March 31, 2016, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed Assumption					Residual Servicing Cash Flows
		Fair	Weighted- Average Life			Impact of Adverse Change on Fair Value			OAS Spread		Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate	Value	(in years)	Rate		10%	20%	50%	(bps)		10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$660	5.2	14.1%	$	(33)	(63)	(138)	603	$	(15)	(29)
Servicing rights	Adjustable	25	2.9	27.8		(2)	(3)	(7)	713		-	(1)
(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of March 31, 2016 and December 31, 2015, the balance of collateral held by the Bancorp for derivative assets was $858 million and $821 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of March 31, 2016 and December 31, 2015 was $13 million and $9 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of March 31, 2016 and December 31, 2015, the balance of collateral posted by the Bancorp for derivative liabilities was $544 million and $504 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of March 31, 2016, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
March 31, 2016 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying Hedging Instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$2,705	453	-
Total fair value hedges		453	-
Cash flow hedges:
Interest rate swaps related to C&I loans	4,475	98	-
Total cash flow hedges		98	-
Total derivatives designated as qualifying hedging instruments		551	-
Derivatives Not Designated as Qualifying Hedging Instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	9,407	363	55
Forward contracts related to held for sale residential mortgage loans	1,423	-	8
Stock warrant associated with Vantiv Holding, LLC	420	308	-
Swap associated with the sale of Visa, Inc. Class B shares	1,274	-	55
Foreign exchange contracts	129	-	3
Total free-standing derivatives - risk management and other business purposes		671	121
Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	30,604	357	366
Interest rate lock commitments	1,121	29	-
Commodity contracts	2,248	233	211
Foreign exchange contracts	15,039	285	269
Total free-standing derivatives - customer accommodation		904	846
Total derivatives not designated as qualifying hedging instruments		1,575	967
Total		$2,126	967

		Fair Value
December 31, 2015 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying Hedging Instruments
Fair value hedges:
Interest rate swaps related to long-term debt	$2,705	372	2
Total fair value hedges		372	2
Cash flow hedges:
Interest rate swaps related to C&I loans	5,475	39	-
Total cash flow hedges		39	-
Total derivatives designated as qualifying hedging instruments		411	2
Derivatives Not Designated as Qualifying Hedging Instruments
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	11,657	239	9
Forward contracts related to held for sale residential mortgage loans	1,330	3	1
Stock warrant associated with Vantiv Holding, LLC	369	262	-
Swap associated with the sale of Visa, Inc. Class B shares	1,292	-	61
Total free-standing derivatives - risk management and other business purposes		504	71
Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	29,889	242	249
Interest rate lock commitments	721	15	-
Commodity contracts	2,464	294	276
Foreign exchange contracts	16,243	386	340
Total free-standing derivatives - customer accommodation		937	865
Total derivatives not designated as qualifying hedging instruments		1,441	936
Total		$1,852	938

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For all interest rate swaps as of March 31, 2016, an assessment of hedge effectiveness was performed using regression analysis and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months ended March 31,
($ in millions)		2016	2015
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$83	41
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(85)	(43)

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of March 31, 2016, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within AOCI and are reclassified from AOCI to current period earnings when the forecasted transaction affects earnings. As of March 31, 2016, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 45 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of March 31, 2016 and December 31, 2015, $61 million and $22 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of March 31, 2016, approximately $14 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2016.

During the three months ended March 31, 2016 and 2015, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pretax net gains recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

		For the three months ended March 31,
($ in millions)		2016	2015
Amount of pretax net gains recognized in OCI	$	74	52
Amount of pretax net gains reclassified from OCI into net income		14	16

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

($ in millions)	Condensed Consolidated Statements of Income Caption		For the three months
			ended March 31,
			2016	2015
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$	(11)	-
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue		96	65
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income		(4)	15
Equity contracts:
Stock warrant associated with Vantiv Holding, LLC	Other noninterest income		47	70
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income		1	(17)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of March 31, 2016 and December 31, 2015, the total notional amount of the risk participation agreements was $2.3 billion and $1.7 billion, respectively, and the fair value was a liability of $4 million and $3 million at March 31, 2016 and December 31, 2015, respectively, which is included in interest rate contracts for customers. As of March 31, 2016, the risk participation agreements had a weighted-average remaining life of 3.4 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	March 31, 2016	December 31, 2015
Pass	$2,324	1,650
Special mention	17	7
Substandard	3	7
Total	$2,344	1,664

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

			For the three months
	Condensed Consolidated		ended March 31,
($ in millions)	Statements of Income Caption		2016	2015
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$	7	6
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		(1)	(1)
Interest rate lock commitments	Mortgage banking net revenue		42	35
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue		1	1
Commodity contracts for customers (credit losses)	Other noninterest expense		-	(2)
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		(1)	5
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue		16	21
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		(2)	(1)

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

Collateral amounts included in the tables below consist primarily of cash and highly-rated government-backed securities.

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount	Gross Amounts Not Offset in the
	Recognized in the	Condensed Consolidated Balance Sheets
As of March 31, 2016 ($ in millions)	Condensed Consolidated Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,789	(656)	(578)	555
Total assets	1,789	(656)	(578)	555

Liabilities
Derivatives	967	(656)	(110)	201
Total liabilities	$967	(656)	(110)	201
(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)

Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

	Gross Amount	Gross Amounts Not Offset in the
	Recognized in the	Condensed Consolidated Balance Sheets
As of December 31, 2015 ($ in millions)	Condensed Consolidated Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount
Assets
Derivatives	$1,575	(512)	(627)	436
Total assets	1,575	(512)	(627)	436

Liabilities
Derivatives	938	(512)	(173)	253
Total liabilities	$938	(512)	(173)	253
(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

12. Other Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)		March 31, 2016	December 31, 2015
FHLB advances	$	2,000	-
Securities sold under repurchase agreements		785	925
Derivative collateral		738	582
Total other short-term borrowings	$	3,523	1,507

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

The following table summarizes the Bancorp’s securities sold under repurchase agreements by the type of collateral securing the borrowing and remaining contractual maturity as of:

($ in millions)		March 31, 2016		December 31, 2015
		Amount	Remaining Contractual Maturity	Amount	Remaining Contractual Maturity
Collateral type:
Agency residential mortgage-backed securities	$	602	Overnight	646	Overnight
U.S. Treasury and federal agencies securities		183	Overnight	279	Overnight
Total securities sold under repurchase agreements	$	785		925

13. Long-Term Debt

On March 15, 2016, the Bank issued and sold $1.5 billion in aggregate principal amount of unsecured bank notes. The bank notes consisted of $750 million of 2.30% senior fixed-rate notes, with a maturity of three years, due on March 15, 2019; and $750 million of 3.85% subordinated fixed-rate notes, with a maturity of ten years, due on March 15, 2026. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

14. Capital Actions

Accelerated Share Repurchase Transactions

During the three months ended March 31, 2016, the Bancorp entered into or settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions, (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the three months ended March 31, 2016:

Repurchase Date		Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
December 14, 2015	$	215	9,248,482	1,782,477	11,030,959	January 14, 2016
March 4, 2016		240	12,623,762	1,868,379	14,492,141	April 11, 2016

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

	March 31,	December 31,
($ in millions)	2016	2015
Commitments to extend credit	$66,908	66,884
Letters of credit	2,945	3,055
Forward contracts related to held for sale residential mortgage loans	1,423	1,330
Noncancelable operating lease obligations	618	635
Purchase obligations	70	60
Capital commitments for private equity investments	62	60
Capital expenditures	30	30
Capital lease obligations	24	27

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of March 31, 2016 and December 31, 2015, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $144 million and $138 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of:

	March 31,	December 31,
($ in millions)	2016	2015
Pass	$65,672	65,645
Special mention	585	647
Substandard	648	592
Doubtful	3	-
Total commitments to extend credit	$66,908	66,884

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of March 31, 2016:

($ in millions)
Less than 1 year(a)	$1,673
1 - 5 years(a)	1,244
Over 5 years	28
Total letters of credit	$2,945
(a)	Includes $25 and $15 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for 99% of total letters of credit at both March 31, 2016 and December 31, 2015, and are considered guarantees in accordance with U.S. GAAP. Approximately 64% and 65% of the total standby letters of credit were collateralized as of March 31, 2016 and December 31, 2015, respectively. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $3 million and immaterial, respectively, at March 31, 2016 and December 31, 2015. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)		March 31, 2016	December 31, 2015
Pass	$	2,477	2,606
Special mention		138	130
Substandard		250	258
Doubtful		80	61
Total letters of credit	$	2,945	3,055

At March 31, 2016 and December 31, 2015, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of March 31, 2016 and December 31, 2015, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $1.2 billion and $1.3 billion, respectively, of which FTS acted as the remarketing agent to issuers on $1.0 billion and $1.1 billion, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, to $841 million and $921 million of the VRDNs remarketed by FTS, in addition to $185 million and $187 million in VRDNs remarketed by third parties at March 31, 2016 and December 31, 2015, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held $5 million and an immaterial amount of these VRDNs in its portfolio and classified them as trading securities at March 31, 2016 and December 31, 2015, respectively.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. The Bancorp’s maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $27 million at both March 31, 2016 and December 31, 2015. At both March 31, 2016 and December 31, 2015, the Bancorp maintained a reserve of $2 million related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheets. During 2009, the Bancorp suspended the practice of providing reinsurance of PMI for newly originated mortgage loans.

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

Residential mortgage loans sold with representation and warranty provisions

Conforming residential mortgage loans sold to unrelated third parties are generally sold with representation and warranty provisions. A contractual liability arises only in the event of a breach of these representations and warranties and, in general, only when a loss results from the breach. The Bancorp may be required to repurchase any previously sold loan or indemnify (make whole) the investor or insurer for which the representation or warranty of the Bancorp proves to be inaccurate, incomplete or misleading. For more information on how the Bancorp establishes the residential mortgage repurchase reserve, refer to Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2016 and December 31, 2015, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $23 million and $25 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of March 31, 2016, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $34 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions previously discussed to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

The Bancorp paid an immaterial amount in the form of make whole payments for the three months ended March 31, 2016 and paid $1 million in the form of make whole payments for the three months ended March 31, 2015. For the three months ended March 31, 2016 and 2015, the Bancorp repurchased $4 million and $9 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended March 31, 2016 and 2015 were $6 million and $9 million, respectively. Total outstanding repurchase demand inventory was $2 million at March 31, 2016 compared to $4 million at December 31, 2015.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended March 31,

($ in millions)	2016	2015

Balance, beginning of period	$25	35
Net (reductions) additions to the reserve	(2)	2
Losses charged against the reserve	-	(1)

Balance, end of period	$23	36

The following tables provide a rollforward of unresolved claims by claimant type for the three months ended March 31:

	GSE		Private Label

2016 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	16	$4	2	$-
New demands	71	6	2	-
Loan paydowns/payoffs	(4)	(1)	-	-
Resolved demands	(68)	(7)	(3)	-

Balance, end of period	15	$2	1	$-

	GSE		Private Label

2015 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	37	$6	1	$1
New demands	118	9	6	-
Loan paydowns/payoffs	(4)	-	-	-
Resolved demands	(119)	(11)	(5)	(1)

Balance, end of period	32	$4	2	$-

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $451 million and $465 million at March 31, 2016 and December 31, 2015, respectively, and the delinquency rates were 2.6% at March 31, 2016 and 3.0% at December 31, 2015. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $9 million at both March 31, 2016 and December 31, 2015, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Margin accounts

FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $11 million and $10 million at March 31, 2016 and December 31, 2015, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both March 31, 2016 and December 31, 2015.

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

As of the date of the Bancorp’s sale of Visa Class B Shares and through March 31, 2016, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $55 million at March 31, 2016 and $61 million at December 31, 2015. Refer to Note 11 and Note 16 for further information.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

16. Legal and Regulatory Proceedings

Litigation

In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 15 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the court entered a final order approving the class settlement. A number of merchants filed appeals from that approval. The appellate court held a hearing on those appeals on September 28, 2015, and the matter is under consideration. In addition, on July 28, 2015, merchants opposing the class settlement filed a motion in the District Court to set aside the order approving the settlement because of alleged misconduct in another case by certain counsel to the merchant class and a former attorney for MasterCard. Pursuant to the terms of the settlement agreement, the Bancorp paid $46 million into a class settlement escrow account. Approximately 8,000 merchants have requested exclusion from the class settlement, and therefore, pursuant to the terms of the settlement agreement, 25% of the funds paid into the class settlement escrow account have been returned to the control of the defendants. More than 460 of the merchants who requested exclusion from the class have filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These “opt-out” federal lawsuits have been transferred to the United States District Court for the Eastern District of New York. The Bancorp was not named as a defendant in any of the opt-out federal lawsuits, but may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On July 18, 2015, the court in which all the remaining opt-out federal lawsuits have been consolidated denied defendants’ motion to dismiss the complaints. Refer to Note 15 for further information.

On March 29, 2016, the court in two class action lawsuits consolidated as Dudenhoeffer v Fifth Third Bancorp et al. filed in 2008 in the United States District Court for the Southern District of Ohio preliminarily approved a settlement in which the Bancorp agreed to pay $6 million and make certain changes to the Bancorp’s profit sharing plan. The complaints alleged that the Bancorp and certain officers violated ERISA by continuing to offer Fifth Third stock in the Bancorp’s profit sharing plan when it was no longer a prudent investment. The settlement is subject to final court approval.

On August 3, 2012, William Klopfenstein and Adam McKinney filed a lawsuit against Fifth Third Bank in the United States District Court for the Northern District of Ohio (Klopfenstein et al. v. Fifth Third Bank), alleging that the 120% APR that Fifth Third disclosed on its Early Access program was misleading. Early Access is a deposit-advance program offered to eligible customers with checking accounts. The plaintiffs sought to represent a nationwide class of customers who used the Early Access program and repaid their cash advances within 30 days. On October 31, 2012, the case was transferred to the United States District Court for the Southern District of Ohio. In 2013, four similar putative class actions were filed against Fifth Third Bank in federal courts throughout the country (Lori and Danielle Laskaris v. Fifth Third Bank, Janet Fyock v. Fifth Third Bank, Jesse McQuillen v. Fifth Third Bank, and Brian Harrison v. Fifth Third Bank). Those four lawsuits were transferred to the Southern District of Ohio and consolidated with the original lawsuit as In re: Fifth Third Early Access Cash Advance Litigation. On behalf of a putative class, the plaintiffs seek unspecified monetary and statutory damages, injunctive relief, punitive damages, attorney’s fees, and pre- and post-judgment interest. On March 30, 2015, the court dismissed all claims alleged in the consolidated lawsuit except a claim under the TILA. The parties are currently engaged in discovery. No trial date has been scheduled.

On July 5, 2012, Nina Investments, LLC filed a lawsuit against Fifth Third Bank in the Circuit Court of Cook County, Illinois, (Nina Investments, LLC. v. Fifth Third Bank, et al.) alleging fraud and conspiracy to commit fraud related to a credit facility established by Fifth Third Bank in 2007 to finance life insurance premiums. Nina invested funds in an entity related to the borrower under the credit facility and is claiming over $70 million in damages based on its alleged loss of these funds. Nina alleges that it would have made different investment decisions if Fifth Third had disclosed fraud committed by the borrower with the alleged knowledge of Fifth Third employees. Nina filed this lawsuit in response to a lawsuit filed by Fifth Third Bank in the same court on June 11, 2010 against Nina and other defendants (Fifth Third Bank v. Concord Capital Management, LLC, et al.) alleging fraud and breach of contract. The court recently dismissed Fifth Third’s claims against certain defendants but Fifth Third’s claims against Nina and other defendants remain pending. Accordingly, the parties have been conducting discovery in the coordinated actions. Discovery is presently scheduled to close on May 16, 2016, and trial has been scheduled for October 31, 2016.

The Bancorp and its subsidiaries are not parties to any other material litigation. However, there are other litigation matters that arise in the normal course of business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes that the resulting liability, if any, from these other actions would not have a material effect upon the Bancorp’s consolidated financial position, results of operations or cash flows.

Governmental Investigations and Proceedings

The Bancorp and/or its affiliates are involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory bodies regarding their respective businesses. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Reasonably Possible Losses in Excess of Accruals

The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $38 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

17. Income Taxes

The applicable income tax expense was $108 million and $124 million for the three months ended March 31, 2016 and 2015, respectively. The effective tax rates for the three months ended March 31, 2016 and 2015 were 25.0% and 25.6%, respectively.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

18. Accumulated Other Comprehensive Income

The tables below present the activity of the components of OCI and AOCI for the three months ended March 31, 2016 and 2015:

		Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
March 31, 2016 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale securities arising during period	$	695	(243)	452
Reclassification adjustment for net gains on available-for-sale securities included in net income		(8)	3	(5)
Net unrealized gains on available-for-sale securities		687	(240)	447	238	447	685

Unrealized holding gains on cash flow hedge derivatives arising during period		74	(26)	48
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(14)	5	(9)
Net unrealized gains on cash flow hedge derivatives		60	(21)	39	22	39	61

Reclassification of amounts to net periodic benefit costs		2	(1)	1
Defined benefit pension plans, net		2	(1)	1	(63)	1	(62)
Total	$	749	(262)	487	197	487	684

		Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
March 31, 2015 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale securities arising during period	$	215	(74)	141
Reclassification adjustment for net gains on available-for-sale securities included in net income		(12)	4	(8)
Net unrealized gains on available-for-sale securities		203	(70)	133	475	133	608

Unrealized holding gains on cash flow hedge derivatives arising during period		52	(18)	34
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(16)	6	(10)
Net unrealized gains on cash flow hedge derivatives		36	(12)	24	23	24	47

Reclassification of amounts to net periodic benefit costs		3	(1)	2
Defined benefit pension plans, net		3	(1)	2	(69)	2	(67)
Total	$	242	(83)	159	429	159	588

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of AOCI:

	Condensed Consolidated Statements of Income		For the three months ended March 31,
Components of AOCI: ($ in millions)	Caption		2016	2015

Net unrealized gains on available-for-sale securities:(b)
Net gains included in net income	Securities gains, net	$	8	12
	Income before income taxes		8	12
	Applicable income tax expense		(3)	(4)
	Net income		5	8

Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases		14	16
	Income before income taxes		14	16
	Applicable income tax expense		(5)	(6)
	Net income		9	10

Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)		(2)	(3)
	Income before income taxes		(2)	(3)
	Applicable income tax expense		1	1
	Net income		(1)	(2)

Total reclassifications for the period	Net income	$	13	16
(a)

This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015 for information on the computation of net periodic benefit cost.

(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

19. Earnings Per Share

The following table provides the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share for the three months ended March 31:

	2016			2015
(in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income attributable to Bancorp	$327			361
Dividends on preferred stock	15			15
Net income available to common shareholders	312			346
Less: Income allocated to participating securities	3			3
Net income allocated to common shareholders	$309	774	0.40	343	810	0.42
Earnings Per Diluted Share:
Net income available to common shareholders	$312			346
Effect of dilutive securities:
Stock-based awards	-	4		-	9
Net income available to common shareholders plus assumed conversions	312			346
Less: Income allocated to participating securities	3			3
Net income allocated to common shareholders plus assumed conversions	$309	778	0.40	343	819	0.42

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for the three months ended March 31, 2016 and 2015 excludes 20 million and 18 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

The diluted earnings per share computation for the three months ended March 31, 2016 excludes the impact of the forward contract related to the March 4, 2016 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock during the first quarter of 2016, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of March 31, 2016, and thus the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

The diluted earnings per share computation for the three months ended March 31, 2015 excludes the impact of the forward contract related to the January 27, 2015 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock during the first quarter of 2015, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of March 31, 2015, and thus the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

20. Fair Value Measurements

The Bancorp measures certain financial assets and liabilities at fair value in accordance with U.S. GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. For more information regarding the fair value hierarchy, refer to Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using

March 31, 2016 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value

Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$77	1,084	-	1,161
Obligations of states and political subdivisions securities	-	52	-	52
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,129	-	15,129
Agency commercial mortgage-backed securities	-	8,205	-	8,205
Non-agency commercial mortgage-backed securities	-	3,120	-	3,120
Asset-backed securities and other debt securities	-	1,520	-	1,520
Equity securities(a)	99	1	-	100

Available-for-sale and other securities(a)	176	29,111	-	29,287
Trading securities:
U.S. Treasury and federal agencies securities	1	17	-	18
Obligations of states and political subdivisions securities	-	54	-	54
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	5	-	5
Agency commercial mortgage-backed securities	-	1	-	1
Asset-backed securities and other debt securities	-	23	-	23
Equity securities	304	-	-	304

Trading securities	305	100	-	405
Residential mortgage loans held for sale	-	600	-	600
Residential mortgage loans(b)	-	-	160	160
Derivative assets:
Interest rate contracts	1	1,270	29	1,300
Foreign exchange contracts	-	285	-	285
Equity contracts	-	-	308	308
Commodity contracts	37	196	-	233

Derivative assets(d)	38	1,751	337	2,126

Total assets	$519	31,562	497	32,578

Liabilities:
Derivative liabilities:
Interest rate contracts	$9	416	4	429
Foreign exchange contracts	-	272	-	272
Equity contracts	-	-	55	55
Commodity contracts	21	190	-	211

Derivative liabilities(e)	30	878	59	967
Short positions(e)	15	9	-	24

Total liabilities	$45	887	59	991

(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $248, $355 and $1 respectively, at March 31, 2016.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the three months ended March 31, 2016, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using

December 31, 2015 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value

Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$100	1,087	-	1,187
Obligations of states and political subdivisions securities	-	52	-	52
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,081	-	15,081
Agency commercial mortgage-backed securities	-	7,862	-	7,862
Non-agency commercial mortgage-backed securities	-	2,804	-	2,804
Asset-backed securities and other debt securities	-	1,355	-	1,355
Equity securities(a)	98	1	-	99

Available-for-sale and other securities(a)	198	28,242	-	28,440
Trading securities:
U.S. Treasury and federal agencies securities	-	19	-	19
Obligations of states and political subdivisions securities	-	9	-	9
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	6	-	6
Asset-backed securities and other debt securities	-	19	-	19
Equity securities	333	-	-	333

Trading securities	333	53	-	386
Residential mortgage loans held for sale	-	519	-	519
Residential mortgage loans(b)	-	-	167	167
Derivative assets:
Interest rate contracts	3	892	15	910
Foreign exchange contracts	-	386	-	386
Equity contracts	-	-	262	262
Commodity contracts	54	240	-	294

Derivative assets(d)	57	1,518	277	1,852

Total assets	$588	30,332	444	31,364

Liabilities:
Derivative liabilities:
Interest rate contracts	$1	257	3	261
Foreign exchange contracts	-	340	-	340
Equity contracts	-	-	61	61
Commodity contracts	37	239	-	276

Derivative liabilities(e)	38	836	64	938
Short positions(e)	22	7	-	29

Total liabilities	$60	843	64	967

(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $248, $355 and $1, respectively, at December 31, 2015.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2015, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.

The following is a description of the valuation methodologies used for significant instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale and other securities and trading securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities and exchange-traded equities. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or DCFs. Examples of such instruments, which are classified within Level 2 of the valuation hierarchy, include federal agencies securities, obligations of states and political subdivisions securities, agency residential mortgage-backed securities, agency and non-agency commercial mortgage-backed securities and asset-backed securities and other debt securities. These securities are generally valued using a market approach based on observable prices of securities with similar characteristics.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At March 31, 2016 and December 31, 2015, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a warrant associated with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

As of March 31, 2016, the warrant allows the Bancorp to purchase approximately 7.8 million incremental nonvoting units in Vantiv Holding, LLC at an exercise price of $15.98 per unit and requires settlement under certain defined conditions involving change of control. The fair value of the warrant is calculated in conjunction with a third party valuation provider by applying Black-Scholes option-pricing models using probability weighted scenarios which contain the following inputs: Vantiv, Inc. stock price, strike price per the Warrant Agreement and unobservable inputs, such as expected term and expected volatility.

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

The net fair value asset of the IRLCs at March 31, 2016 was $29 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $8 million and $15 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $10 million and $21 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $3 million and $6 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $3 million and $6 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the three months ended March 31, 2016 ($ in millions)	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value

Balance, beginning of period	$167	12	201	380
Total gains (realized/unrealized):
Included in earnings	1	42	48	91
Purchases	-	(1)	-	(1)
Settlements	(11)	(28)	4	(35)
Transfers into Level 3(b)	3	-	-	3

Balance, end of period	$160	25	253	438

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2016(c)	$1	29	48	78

(a)

Net interest rate derivatives include derivative assets and liabilities of $29 and $4, respectively, as of March 31, 2016. Net equity derivatives include derivative assets and liabilities of $308 and $55, respectively, as of March 31, 2016.

(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the three months ended March 31, 2015 ($ in millions)	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value

Balance, beginning of period	$108	10	366	484
Total gains or losses (realized/unrealized):
Included in earnings	2	35	53	90
Settlements	(7)	(28)	6	(29)
Transfers into Level 3(b)	23	-	-	23

Balance, end of period	$126	17	425	568

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2015(c)	$2	19	53	74

(a)

Net interest rate derivatives include derivative assets and liabilities of $19 and $2, respectively, as of March 31, 2015. Net equity derivatives include derivative assets and liabilities of $485 and $60, respectively, as of March 31, 2015.

(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2016	2015
Mortgage banking net revenue	$43	36
Corporate banking revenue	-	1
Other noninterest income	48	53
Total gains	$91	90

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at March 31, 2016 and 2015 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended March 31,
($ in millions)	2016	2015
Mortgage banking net revenue	$30	20
Corporate banking revenue	-	1
Other noninterest income	48	53
Total gains	$78	74

The following tables present information as of March 31, 2016 and 2015 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of March 31, 2016 ($ in millions)

			Significant Unobservable	Ranges of	Weighted-
Financial Instrument	Fair Value	Valuation Technique	Inputs	Inputs	Average

Residential mortgage loans	$160	Loss rate model	Interest rate risk factor Credit risk factor	(6.0) - 16.5% 0 - 80.5%	4.4% 1.4%

IRLCs, net	29	Discounted cash flow	Loan closing rates	5.6 - 94.0%	75.0%

Stock warrant associated with Vantiv Holding, LLC	308	Black-Scholes option- pricing model	Expected term (years) Expected volatility(a)	2.0 - 13.3 23.0 - 30.4%	5.8 25.9%

Swap associated with the sale of Visa, Inc. Class B shares	(55)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2016 - 3/31/2021	NM

(a) Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

As of March 31, 2015 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average

Residential mortgage loans	$126	Loss rate model	Interest rate risk factor Credit risk factor	(5.7) - 18.3% 0 - 47.9%	5.3% 1.2%

IRLCs, net	19	Discounted cash flow	Loan closing rates	2.3 - 87.6%	67.0%

Stock warrant associated with Vantiv Holding, LLC	485	Black-Scholes option- pricing model	Expected term (years) Expected volatility(a)	2.0 - 14.3 22.9 - 32.2%	5.9 26.5%

Swap associated with the sale of Visa, Inc. Class B shares	(60)	Discounted cash flow	Timing of the resolution of the Covered Litigation	9/30/2016 - 3/31/2021	NM

(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of March 31, 2016 and 2015, and for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2016 and 2015, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period.

	Fair Value Measurements Using				Total (Losses) Gains

As of March 31, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2016
Commercial loans held for sale	$-	-	5	5	(2)
Commercial and industrial loans	-	-	347	347	(47)
Commercial mortgage loans	-	-	85	85	6
Commercial construction loans	-	-	-	-	2
MSRs	-	-	685	685	(85)
OREO	-	-	27	27	(3)
Bank premises and equipment	-	-	12	12	1
Total	$-	-	1,161	1,161	(128)

	Fair Value Measurements Using				Total (Losses) Gains

As of March 31, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended March 31, 2015
Commercial loans held for sale	$-	-	1	1	4
Commercial and industrial loans	-	-	366	366	(43)
Commercial mortgage loans	-	-	52	52	(13)
Residential mortgage loans	-	-	55	55	(1)
MSRs	-	-	788	788	(48)
OREO	-	-	36	36	(8)
Bank premises and equipment	-	-	5	5	(3)
Operating lease equipment	-	-	39	39	(30)
Total	$-	-	1,342	1,342	(142)

The following tables present information as of March 31, 2016 and 2015 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of March 31, 2016 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$5	Appraised value	Appraised value Cost to sell	NM NM	NM 10.0%
Commercial and industrial loans	347	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	85	Appraised value	Collateral value	NM	NM
Commercial construction loans	-	Appraised value	Collateral value	NM	NM
MSRs	685	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 14.1% (Adjustable) 27.8%
			OAS spread (bps)	364-1,515	(Fixed) 603 (Adjustable) 713
OREO	27	Appraised value	Appraised value	NM	NM
Bank premises and equipment	12	Appraised value	Appraised value	NM	NM

As of March 31, 2015 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$1	Appraised value	Appraised value	NM	NM
			Cost to sell	NM	10.0%
Commercial and industrial loans	366	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	52	Appraised value	Collateral value	NM	NM
Residential mortgage loans	55	Appraised value	Appraised value	NM	NM
MSRs	788	Discounted cash flow	Prepayment speed	0.6 - 100%	(Fixed) 10.0% (Adjustable) 32.2%
			OAS spread (bps)	430-1,700	(Fixed) 920 (Adjustable) 640
OREO	36	Appraised value	Appraised value	NM	NM
Bank premises and equipment	5	Appraised value	Appraised value	NM	NM
Operating lease equipment	39	Appraised value	Appraised value	NM	NM

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Commercial loans held for sale

During the three months ended March 31, 2016 and 2015, respectively, the Bancorp transferred $5 million and an immaterial amount of commercial loans from the portfolio to loans held for sale that upon transfer were measured at lower of cost or fair value. There were immaterial amounts of fair value adjustments for both the three months ended March 31, 2016 and 2015 that were generally based on appraisals of the underlying collateral or were estimated by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics, similar remaining maturities, prepayment speeds and loss severities and were, therefore, classified within Level 3 of the valuation hierarchy. Additionally, there was an immaterial amount and $1 million of fair value adjustments on existing commercial loans held for sale for the three months ended March 31, 2016 and 2015, respectively. The fair value adjustments were also based on appraisals of the underlying collateral. During the three months ended March 31, 2016 the Bancorp recognized a $2 million loss on the sale of commercial loans held for sale. During the three months ended March 31, 2015 the Bancorp recognized a $5 million gain on the sale of commercial loans held for sale.

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

Commercial loans held for investment

During the three months ended March 31, 2016 and 2015, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans and commercial construction loans held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans were classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

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

MSRs

Mortgage interest rates decreased during both the three months ended March 31, 2016 and 2015 and the Bancorp recognized temporary impairment in certain classes of the MSR portfolio and the carrying value was adjusted to the fair value. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal OAS models with certain unobservable inputs, primarily prepayment speed assumptions, OAS and weighted-average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 10 for further information on the assumptions used in the valuation of the Bancorp’s MSRs. The Secondary Marketing department and Treasury department are responsible for determining the valuation methodology for MSRs. Representatives from Secondary Marketing, Treasury, Accounting and Risk Management are responsible for reviewing key assumptions used in the internal OAS model. Two external valuations of the MSR portfolio are obtained from third parties that use valuation models in order to assess the reasonableness of the internal OAS model. Additionally, the Bancorp participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the MSR valuation process and the resulting MSR prices.

OREO

During the three months ended March 31, 2016 and 2015, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. For the three months ended March 31, 2016 and 2015, these losses include $2 million and $5 million, respectively, recorded as charge-offs, on new OREO properties transferred from loans during the respective periods and $1 million and $3 million, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Bancorp’s Condensed Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Bank premises and equipment

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. These properties were written down to their lower of cost or market values. At least annually thereafter, the Bancorp will review these properties for market fluctuations. The fair value amounts were generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. Corporate Facilities, which reports to the Bancorp’s Chief Administrative Officer, in conjunction with Accounting, is responsible for preparing and reviewing the fair value estimates for bank premises and equipment. For further information on bank premises and equipment and discussion on changes to the branch network, refer to Note 7.

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

Fair value changes recognized in earnings for instruments held at March 31, 2016 and 2015 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $30 million for both periods. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $2 million at both March 31, 2016 and December 31, 2015. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
March 31, 2016
Residential mortgage loans measured at fair value	$760	730	30
Past due loans of 90 days or more	1	1	-
Nonaccrual loans	1	1	-
December 31, 2015
Residential mortgage loans measured at fair value	$686	669	17
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	2	2	-

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying	Fair Value Measurements Using			Total
As of March 31, 2016 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,298	2,298	-	-	2,298
Other securities	604	-	604	-	604
Held-to-maturity securities	64	-	-	64	64
Other short-term investments	1,778	1,778	-	-	1,778
Loans held for sale	203	-	-	203	203
Portfolio loans and leases:
Commercial and industrial loans	42,736	-	-	43,168	43,168
Commercial mortgage loans	6,758	-	-	6,624	6,624
Commercial construction loans	3,404	-	-	3,169	3,169
Commercial leases	3,916	-	-	3,675	3,675
Residential mortgage loans	13,637	-	-	14,588	14,588
Home equity	8,050	-	-	8,855	8,855
Automobile loans	11,087	-	-	10,834	10,834
Credit card	2,039	-	-	2,432	2,432
Other consumer loans and leases	639	-	-	616	616
Unallocated ALLL	(116)	-	-	-	-
Total portfolio loans and leases, net	$92,150	-	-	93,961	93,961
Financial liabilities:
Deposits	$102,475	-	102,544	-	102,544
Federal funds purchased	134	134	-	-	134
Other short-term borrowings	3,523	-	3,523	-	3,523
Long-term debt	15,305	15,202	702	-	15,904

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Net Carrying	Fair Value Measurements Using			Total
As of December 31, 2015 ($ in millions)	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and due from banks	$2,540	2,540	-	-	2,540
Other securities	604	-	604	-	604
Held-to-maturity securities	70	-	-	70	70
Other short-term investments	2,671	2,671	-	-	2,671
Loans held for sale	384	-	-	384	384
Portfolio loans and leases:
Commercial and industrial loans	41,479	-	-	41,802	41,802
Commercial mortgage loans	6,840	-	-	6,656	6,656
Commercial construction loans	3,190	-	-	2,918	2,918
Commercial leases	3,807	-	-	3,533	3,533
Residential mortgage loans	13,449	-	-	14,061	14,061
Home equity	8,234	-	-	8,948	8,948
Automobile loans	11,453	-	-	11,170	11,170
Credit card	2,160	-	-	2,551	2,551
Other consumer loans and leases	646	-	-	643	643
Unallocated ALLL	(115)	-	-	-	-
Total portfolio loans and leases, net	$91,143	-	-	92,282	92,282
Financial liabilities:
Deposits	$103,205	-	103,219	-	103,219
Federal funds purchased	151	151	-	-	151
Other short-term borrowings	1,507	-	1,507	-	1,507
Long-term debt	15,810	15,603	625	-	16,228

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

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2016 to reflect the current market rates and updated market assumptions. These rates were generally higher than those in place during 2015, thus net interest income for deposit-providing businesses was positively impacted during 2016. FTP charge rates on assets were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. As overall market rates increased, the FTP charge increased for asset-generating businesses, thus negatively affecting net interest income during 2016.

During the first quarter of 2016, the Bancorp refined its methodology for allocating provision expense to the business segments to include charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. The results of operations and financial position for the three months ended March 31, 2015 were adjusted to reflect this change. Provision expense attributable to loan and lease growth and changes in ALLL factors are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit.

The results of operations and financial position for the three months ended March 31, 2015 were adjusted to reflect changes in internal expense allocation methodologies.

The following is a description of each of the Bancorp’s business segments and the products and services they provide to their respective client bases.

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,241 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the three months ended:

March 31, 2016 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations	Total
Net interest income	$451	426	60	43	(77)	-	903
Provision for loan and lease losses	65	34	12	-	8	-	119
Net interest income after provision for loan and lease losses	386	392	48	43	(85)	-	784
Total noninterest income	223	189(b)	83	100	75	(33)(a)	637
Total noninterest expense	363	411	118	107	20	(33)	986
Income (loss) before income taxes	246	170	13	36	(30)	-	435
Applicable income tax expense	35	60	5	13	(5)	-	108
Net income (loss)	211	110	8	23	(25)	-	327
Less: Net income attributable to noncontrolling interests	-	-	-	-	-	-	-
Net income (loss) attributable to Bancorp	211	110	8	23	(25)	-	327
Dividends on preferred stock	-	-	-	-	15	-	15
Net income (loss) available to common shareholders	$211	110	8	23	(40)	-	312
Total goodwill	$613	1,655	-	148	-	-	2,416
Total assets	$59,652	54,528	22,475	8,900	(3,125)	-	142,430

(a)    Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.

(b)    Includes an impairment charge of $2 for branches and land. For more information refer to Note 7 and Note 20.

March 31, 2015 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Investment Advisors	General Corporate and Other	Eliminations	Total
Net interest income	$392	377	63	29	(14)	-	847
Provision for loan and lease losses	42	42	14	1	(30)	-	69
Net interest income after provision for loan and lease losses	350	335	49	28	16	-	778
Total noninterest income	174(c)	176(b)	129	107	82	(38)(a)	630
Total noninterest expense	348	400	105	115	(7)	(38)	923
Income before income taxes	176	111	73	20	105	-	485
Applicable income tax expense	13	39	26	7	39	-	124
Net income	163	72	47	13	66	-	361
Less: Net income attributable to noncontrolling interests	-	-	-	-	-	-	-
Net income attributable to Bancorp	163	72	47	13	66	-	361
Dividends on preferred stock	-	-	-	-	15	-	15
Net income available to common shareholders	$163	72	47	13	51	-	346
Total goodwill	$613	1,655	-	148	-	-	2,416
Total assets	$57,855	53,295	22,057	10,042	(2,812)	-	140,437
(a)	Revenue sharing agreements between Investment Advisors and Branch Banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes an impairment charge of $4 for branches and land. For more information, refer to Note 7 and Note 20.
(c)	Includes an impairment charge of $30 for operating lease equipment. For more information, refer to Note 20.

22. Subsequent Event

On April 22, 2016, the Bancorp closed the previously announced sale of its retail operations, including retail accounts, certain private banking deposits and related loan relationships in Pittsburgh to First National Bank of Pennsylvania. The sale included loans, premises and equipment and deposits with aggregate carrying amounts of approximately $99 million, $16 million and $302 million, respectively. The Bancorp recorded a gain on the sale of approximately $11 million that will be recognized in the Bancorp’s second quarter 2016 Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

There have been no material changes made during the first quarter of 2016 to any of the risk factors as previously disclosed in the Registrant’s periodic securities filings.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the first quarter of 2016.

Defaults Upon Senior Securities (Item 3)

None.

Mine Safety Disclosures (Item 4)

Not applicable.

Other Information (Item 5)

None.

Exhibits (Item 6)

3.1

Amended Articles of Incorporation of Fifth Third Bancorp, as amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014.

3.2

Code of Regulations of Fifth Third Bancorp as Amended as of September 15, 2014. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 25, 2016.

10.1

Supplemental Confirmation to Master Confirmation for accelerated share repurchase transaction dated March 1, 2016 between Fifth Third Bancorp and Morgan Stanley & Co. LLC.* Master Confirmation is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2015.

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

Fifth Third Bancorp
Registrant

Date: May 6, 2016

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer