Form 10-Q
period 2016-06-30
FIFTH THIRD BANCORP
filed 2016-08-05
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

There were 766,374,461 shares of the Registrant’s common stock, without par value, outstanding as of July 31, 2016.

FINANCIAL CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains statements that we believe are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language such as “will likely result,” “may,” “are expected to,” “is anticipated,” “potential,” “estimate,” “forecast,” “projected,” “intends to,” or may include other similar words or phrases such as “believes,” “plans,” “trend,” “objective,” “continue,” “remain,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” or similar verbs. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including but not limited to the risk factors set forth in our most recent Annual Report on Form 10-K as updated by our Quarterly Reports on Form 10-Q. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) general economic or real estate market conditions, either nationally or in the states in which Fifth Third, one or more acquired entities and/or the combined company do business, weaken or are less favorable than expected; (2) deteriorating credit quality; (3) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (4) changes in the interest rate environment reduce interest margins; (5) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (6) Fifth Third’s ability to maintain required capital levels and adequate sources of funding and liquidity; (7) maintaining capital requirements and adequate sources of funding and liquidity may limit Fifth Third’s operations and potential growth; (8) changes and trends in capital markets; (9) problems encountered by larger or similar financial institutions may adversely affect the banking industry and/or Fifth Third; (10) competitive pressures among depository institutions increase significantly; (11) effects of critical accounting policies and judgments; (12) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (FASB) or other regulatory agencies; (13) legislative or regulatory changes or actions, or significant litigation, adversely affect Fifth Third, one or more acquired entities and/or the combined company or the businesses in which Fifth Third, one or more acquired entities and/or the combined company are engaged, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (14) ability to maintain favorable ratings from rating agencies; (15) fluctuation of Fifth Third’s stock price; (16) ability to attract and retain key personnel; (17) ability to receive dividends from its subsidiaries; (18) potentially dilutive effect of future acquisitions on current shareholders’ ownership of Fifth Third; (19) effects of accounting or financial results of one or more acquired entities; (20) difficulties from Fifth Third’s investment in, relationship with, and nature of the operations of Vantiv, LLC; (21) loss of income from any sale or potential sale of businesses (22) difficulties in separating the operations of any branches or other assets divested; (23) inability to achieve expected benefits from branch consolidations and planned sales within desired timeframes, if at all; (24) ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; and (25) the impact of reputational risk created by these developments on such matters as business generation and retention, funding and liquidity.

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

FINRA: Financial Industry Regulatory Authority

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

TABLE 1: Selected Financial Data

	For the three months ended June 30,		%	For the six months ended June 30,		%
($ in millions, except for per share data)	2016	2015	Change	2016	2015	Change

Income Statement Data
Net interest income (U.S. GAAP)	$902	887	2	$1,805	1,734	4
Net interest income (FTE)(a)(b)	908	892	2	1,817	1,744	4
Noninterest income	599	556	8	1,235	1,187	4
Total revenue(a)	1,507	1,448	4	3,052	2,931	4
Provision for loan and lease losses	91	79	15	210	148	42
Noninterest expense	983	947	4	1,968	1,871	5
Net income attributable to Bancorp	333	315	6	660	676	(2)
Net income available to common shareholders	310	292	6	622	638	(3)

Common Share Data
Earnings per share – basic	$0.40	0.36	11	$0.80	0.78	3
Earnings per share – diluted	0.40	0.36	11	0.80	0.77	4
Cash dividends declared per common share	0.13	0.13	-	0.26	0.26	-
Book value per share	20.09	17.62	14	20.09	17.62	14
Market value per share	17.59	20.82	(16)	17.59	20.82	(16)

Financial Ratios
Return on average assets	0.94%	0.90	4	0.93%	0.98	(5)
Return on average common equity	8.2	8.1	1	8.3	8.9	(7)
Return on average tangible common equity(b)	9.7	9.7	-	9.8	10.7	(8)
Dividend payout ratio	32.5	36.1	(10)	32.5	33.3	(2)
Average total Bancorp shareholders’ equity as a percent of average assets	11.60	11.32	2	11.59	11.41	2
Tangible common equity as a percent of tangible assets(b)(h)	8.64	8.33	4	8.64	8.33	4
Net interest margin(a)	2.88	2.90	(1)	2.89	2.88	-
Efficiency(a)	65.3	65.4	-	64.5	63.8	1

Credit Quality
Net losses charged-off	$87	86	1	$183	177	3
Net losses charged-off as a percent of average portfolio loans and leases	0.37%	0.37	-	0.39%	0.39	-
ALLL as a percent of portfolio loans and leases	1.38	1.39	(1)	1.38	1.39	(1)
Allowance for credit losses as a percent of portfolio loans and leases(c)	1.54	1.54	-	1.54	1.54	-
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.86	0.67	28	0.86	0.67	28

Average Balances
Loans and leases, including held for sale	$94,807	92,739	2	$94,443	92,202	2
Total securities and other short-term investments	32,040	30,563	5	31,808	29,805	7
Total assets	142,920	139,960	2	142,251	138,795	2
Transaction deposits(d)	94,929	96,460	(2)	94,806	95,322	(1)
Core deposits(e)	98,973	100,534	(2)	98,845	99,370	(1)
Wholesale funding(f)	23,084	18,330	26	22,509	18,599	21
Bancorp shareholders’ equity	16,584	15,841	5	16,479	15,831	4

Regulatory Capital Ratios	Basel III Transitional(g)
CET1 capital	9.94%	9.42(i)	6	9.94%	9.42(i)	6
Tier I risk-based capital	11.03	10.51(i)	5	11.03	10.51(i)	5
Total risk-based capital	14.66	13.69(i)	7	14.66	13.69(i)	7
Tier I leverage	9.64	9.44(i)	2	9.64	9.44(i)	2

	Basel III Fully Phased-In
CET1 capital(b)(g)	9.86	9.31(i)	6	9.86	9.31(i)	6

(a)

Amounts presented on an FTE basis. The FTE adjustment for the three months ended June 30, 2016 and 2015 was $6 and $5, respectively, and for the six months ended June 30, 2016 and 2015 was $12 and $10, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW

Fifth Third Bancorp is a diversified financial services company headquartered in Cincinnati, Ohio. At June 30, 2016, the Bancorp had $143.6 billion in assets and operated 1,191 full-service banking centers, including 94 Bank Mart® locations, open seven days a week, inside select grocery stores, and 2,514 ATMs in ten states throughout the Midwestern and Southeastern regions of the U.S. The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management. The Bancorp also has an approximate 18% interest in Vantiv Holding, LLC. The carrying value of the Bancorp’s investment in Vantiv Holding, LLC was $390 million at June 30, 2016.

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

Net interest income, net interest margin and the efficiency ratio are presented in MD&A on an FTE basis. The FTE basis adjusts for the tax-favored status of income from certain loans and securities held by the Bancorp that are not taxable for federal income tax purposes. The Bancorp believes this presentation to be the preferred industry measurement of net interest income as it provides a relevant comparison between taxable and non-taxable amounts. The FTE basis for presenting net interest income is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

The Bancorp’s revenues are dependent on both net interest income and noninterest income. For both the three and six months ended June 30, 2016, net interest income on an FTE basis and noninterest income provided 60% and 40% of total revenue, respectively. The Bancorp derives the majority of its revenues within the U.S. from customers domiciled in the U.S. Revenue from foreign countries and external customers domiciled in foreign countries was immaterial to the Condensed Consolidated Financial Statements for both the three and six months ended June 30, 2016. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that drive the performance of the Bancorp. As discussed later in the Risk Management section of MD&A, risk identification, measurement, monitoring, control and reporting are important to the management of risk and to the financial performance and capital strength of the Bancorp.

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

Noninterest income is derived from service charges on deposits, corporate banking revenue, wealth and asset management revenue, card and processing revenue, mortgage banking net revenue, securities gains, net and other noninterest income. Noninterest expense includes personnel costs, net occupancy expense, technology and communication costs, card and processing expense, equipment expense and other noninterest expense.

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

On September 3, 2015, the Bancorp announced the decision to enter into an agreement to sell branch banking locations, retail accounts, certain private banking deposits and related loan relationships in the Pittsburgh MSA to First National Bank of Pennsylvania. On September 30, 2015, the Bancorp announced the decision to enter into an agreement to sell its retail operations, including retail accounts, certain private banking deposits and related loan relationships in the St. Louis MSA to Great Southern Bank. Both transactions were part of the Branch Consolidation and Sales Plan.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On April 22, 2016, the Bancorp closed the previously announced sale in the Pittsburgh MSA to First National Bank of Pennsylvania. The sale included loans, premises and equipment and deposits with aggregate carrying values of approximately $99 million, $16 million and $302 million, respectively. The Bancorp recorded a gain on the sale of $11 million which was recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Pursuant to the Branch Consolidation and Sales Plan, as of June 30, 2016, the Bancorp intended to consolidate and/or sell 27 operating branch locations and to sell an additional 20 parcels of undeveloped land that had been acquired by the Bancorp for future branch expansion. These operating branches and parcels of undeveloped land represent $20 million and $9 million of land and improvements and buildings, respectively, included in bank premises and equipment in the Condensed Consolidated Balance Sheets and were classified as held for sale as of June 30, 2016.

Accelerated Share Repurchase Transactions

During the six months ended June 30, 2016, the Bancorp entered into or settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of the repurchase agreements. For more information on the accelerated share repurchase program, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements. For a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the six months ended June 30, 2016, refer to Table 2.

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

Open Market Share Repurchase Transactions

Between June 17, 2016 and June 20, 2016, the Bancorp repurchased 1,436,100 shares, or approximately $26 million, of its outstanding common stock through open market repurchase transactions.

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

On June 14, 2016, the Bank issued and sold $1.3 billion of 2.25% unsecured senior fixed-rate notes, with a maturity of five years, due on June 14, 2021. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Legislative and Regulatory Developments

During the first quarter of 2016, the FDIC issued a final rule implementing a 4.5 bps surcharge on the quarterly FDIC insurance assessments of insured depository institutions with total consolidated assets of $10 billion or more. The surcharge will take effect at the same time the FDIC is required to lower the regular FDIC insurance assessments by approximately 2 bps under a rule adopted by the FDIC in 2011 which is triggered by the DIF reserve ratio reaching 1.15% of insured deposits. The surcharge will take effect on July 1, 2016 if the DIF reserve ratio reaches 1.15% before July 1, 2016; otherwise it will begin the first day of the calendar quarter after the reserve ratio reaches 1.15%. Surcharges will continue through the quarter that the reserve ratio first reaches or exceeds 1.35% of insured deposits, but not later than December 31, 2018. If the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC will impose a shortfall assessment on March 31, 2019, on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC has announced they expect that surcharges will commence in the second half of 2016 and that they should be sufficient to raise the DIF reserve ratio to 1.35% in approximately eight quarters. Fifth Third estimates the announced changes to the FDIC assessments will result in a net increase in its FDIC insurance expense of approximately $23 million on an annual basis.

The FRB launched the 2016 stress testing program and CCAR on January 28, 2016, with submissions of stress test results and capital plans to the FRB due on April 5, 2016, which the Bancorp submitted as required.

On June 29, 2016, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2016 CCAR. For BHCs that proposed capital distributions in their plans, the FRB either objected to the plan or provided a non-objection whereby the FRB permitted the proposed capital distributions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The FRB indicated to the Bancorp that it did not object to the following capital actions for the period beginning July 1, 2016 and ending June 30, 2017:

•	The potential increase in the quarterly common stock dividend to $0.14 in the fourth quarter of 2016;
•	The potential repurchase of common shares in an amount up to $660 million, which includes $84 million in repurchases related to share issuances under employee benefit plans;
•	The additional ability to repurchase shares in the amount of any realized after-tax gains from the sale of Vantiv, Inc. common stock, if executed;
•	The additional ability to repurchase shares in the amount of any realized after-tax gains from the termination and settlement of any portion of the TRA with Vantiv, Inc., if executed.

For more information on the 2016 CCAR results refer to the Capital Management subsection of the Risk Management section of MD&A.

Fifth Third offers qualified deposit customers a deposit advance product if they choose to avail themselves of this product to meet short-term, small-dollar financial needs. Fifth Third’s deposit advance product is designed to fully comply with the applicable federal and state laws and use of this product is subject to strict eligibility requirements and advance restriction guidelines to limit dependency on this product as a borrowing source. The Bancorp’s deposit advance balances are included in other consumer loans and leases in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A and in Table 8 in the Statements of Income Analysis section of MD&A. On January 17, 2014, given developments in industry practice, Fifth Third announced that it would no longer enroll new customers in its deposit advance product and expected to phase out the service to existing customers by the end of 2014. To avoid a disruption to its existing customers during the extension period while the banking industry awaits further regulatory guidance on the deposit advance product, on November 3, 2014, Fifth Third announced changes to its current deposit advance product for existing customers beginning January 1, 2015, including a lower transaction fee, an extended repayment period and a reduced maximum advance period. On June 2, 2016, the CFPB issued proposed rules to create additional consumer protections for certain consumer credit products such as payday loans, vehicle title loans and certain high-cost installment loans. Fifth Third is continuing to offer the service to existing deposit advance product customers and will address how best to meet customers’ need for a small dollar, short-term credit product when the rules are finalized.

In December 2013, the U.S. banking agencies issued final rules to implement section 619 of the DFA, known as the Volcker Rule, which places limitations on banking organizations’ ability to (i) engage in short-term proprietary trading and (ii) own, sponsor or have certain relationships with certain private equity funds, hedge funds, and other private funds (collectively “covered funds”). On July 7, 2016, the FRB announced a third extension of the conformance period, providing the industry until July 21, 2017, to conform investments in and relationships with covered funds that were in place prior to December 31, 2013. The extension does not apply to investments in and relationships with a covered fund made after December 31, 2013 or to short-term proprietary trading activities. The Volcker Rule prohibits banking organizations from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments for their own account. The Volcker Rule also restricts banking organizations from owning, sponsoring or having certain relationships with covered funds, as well as holding certain collateralized loan obligations that are deemed to contain ownership interests. The Volcker Rule provides several exclusions and exemptions for certain activities, such as underwriting, market making, hedging, trading in certain government obligations and organizing and offering a private fund. Fifth Third does not sponsor any private funds that, under the Volcker Rule, it is prohibited from sponsoring. At June 30, 2016, the Bancorp had approximately $164 million in interests and approximately $29 million in binding commitments to invest in private equity funds that are affected by the Volcker Rule. It is expected that over time the Bancorp may need to dispose of these investments, however no formal plan to sell has been approved as of June 30, 2016.

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

The FRB conducted a regularly scheduled examination covering 2011 through 2013 to determine the Bancorp’s banking subsidiary’s compliance with the CRA. This CRA examination resulted in a rating of “Needs to Improve”. The Bank believes that the “Needs to Improve” rating reflects legacy issues that have been remediated during the intervening three years. While the Bank’s CRA rating is “Needs to Improve” the Bancorp and the Bank face limitations and conditions on certain activities, including the commencement of new activities and merger with or acquisitions of other financial institutions. The Bank’s next CRA examination is expected to commence during the fourth quarter of 2016.

Earnings Summary

The Bancorp’s net income available to common shareholders for the second quarter of 2016 was $310 million, or $0.40 per diluted share, which was net of $23 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the second quarter of 2015 was $292 million, or $0.36 per diluted share, which was net of $23 million in preferred stock dividends. The Bancorp’s net income available to common shareholders for the six months ended June 30, 2016 was $622 million, or $0.80 per diluted share, which was net of $38 million in preferred stock dividends. For the six months ended June 30, 2015, the Bancorp’s net income available to common shareholders was $638 million, or $0.77 per diluted share, which was net of $38 million in preferred stock dividends. Pre-provision net revenue was $518 million and $1.1 billion for the three and six months ended June 30, 2016, respectively, compared to $496 million and $1.1 billion for the same periods in 2015. Pre-provision net revenue is a non-GAAP measure. For further information, refer to the Non-GAAP Financial Measures section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest income on an FTE basis was $908 million and $1.8 billion for the three and six months ended June 30, 2016, respectively, an increase of $16 million and $73 million compared to the same periods in the prior year. Net interest income was positively impacted by increases in average taxable securities and average loans and leases. Additionally, net interest income was positively impacted by the decision of the Federal Open Market Committee in December 2015 to raise the target range of the federal funds rate 25 bps. These positive impacts were partially offset by increases in average long-term debt coupled with decreases in the net interest rate spread. Net interest margin on an FTE basis was 2.88% and 2.89% for the three and six months ended June 30, 2016, respectively, compared to 2.90% and 2.88%, respectively, for the same periods in the prior year.

Noninterest income increased $43 million for the three months ended June 30, 2016 compared to the same period in the prior year primarily due to an increase in other noninterest income partially offset by a decrease in mortgage banking net revenue. Noninterest income increased $48 million for the six months ended June 30, 2016 compared to the same period in the prior year primarily due to increases in other noninterest income and corporate banking revenue partially offset by a decrease in mortgage banking net revenue. Other noninterest income increased $79 million and $50 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increase for both periods included the impact of impairment charges on bank premises and equipment that were recognized during the three and six months ended June 30, 2015. The three and six months ended June 30, 2016 also included the impact of gains on the sale of certain branches as part of the previously announced Branch Consolidation and Sales Plan and the gain on the sale of the agent bankcard loan portfolio partially offset with $50 million of negative valuation adjustments related to the Visa total return swap. Additionally, the increase in other noninterest income for the six months ended June 30, 2016 was partially offset by the impact of a gain on the sale of residential mortgage loans classified as TDRs during the first quarter of 2015.

Mortgage banking net revenue decreased $42 million and $49 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily due to decreases in net mortgage servicing revenue partially offset by increases in origination fees and gains on loan sales. Corporate banking revenue increased $43 million for the six months ended June 30, 2016 compared to the same period in the prior year primarily driven by increases in lease remarketing fees and syndication fees partially offset by decreases in business lending fees and foreign exchange fees.

Noninterest expense increased $36 million and $97 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits) and other noninterest expense. Personnel costs increased $31 million and $67 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increase for both periods was driven by increased base compensation, primarily due to personnel additions in risk and compliance and information technology, and increased long term incentive compensation due to retirement eligibility changes. The increase for the six months ended was also driven by higher retirement and severance costs related to the Bancorp’s voluntary early retirement program. Other noninterest expense increased $9 million for the three months ended June 30, 2016 compared to the same period in the prior year primarily due to increases in impairment on affordable housing investments, losses and adjustments and the provision for the reserve for unfunded commitments partially offset by a decrease in loan and lease expense. Other noninterest expense increased $36 million for the six months ended June 30, 2016 compared to the same period in the prior year primarily due to increases in FDIC insurance and other taxes, the provision for the reserve for unfunded commitments, losses and adjustments and impairment on affordable housing investments partially offset by decreases in loan and lease expense and donations expense.

For more information on net interest income, noninterest income and noninterest expense refer to the Statements of Income Analysis section of MD&A.

Credit Summary

The provision for loan and lease losses was $91 million and $210 million for the three and six months ended June 30, 2016, respectively, compared to $79 million and $148 million for the same periods in 2015. Net losses charged-off as a percent of average portfolio loans and leases were 0.37% and 0.39% for both the three and six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, nonperforming portfolio assets as a percent of portfolio loans and leases and OREO increased to 0.86% compared to 0.70% at December 31, 2015. For further discussion on credit quality refer to the Credit Risk Management subsection of the Risk Management section of MD&A.

Capital Summary

The Bancorp’s capital ratios exceed the “well-capitalized” guidelines as defined by the PCA requirements of the U.S. banking agencies. As of June 30, 2016, as calculated under the Basel III transition provisions, the CET1 capital ratio was 9.94%, the Tier I risk-based capital ratio was 11.03%, the Total risk-based capital ratio was 14.66% and the Tier I leverage ratio was 9.64%.

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

The following table reconciles the non-GAAP financial measure of net interest income on an FTE basis and the efficiency ratio to U.S. GAAP:

TABLE 3: Non-GAAP Financial Measures - Net Interest Income on an FTE Basis and Efficiency Ratio

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015

Net interest income (U.S. GAAP)	$902	887	1,805	1,734
Add: FTE adjustment	6	5	12	10

Net interest income on an FTE basis (1)	$908	892	1,817	1,744

Noninterest income (2)	$599	556	1,235	1,187
Noninterest expense (3)	983	947	1,968	1,871

Efficiency ratio (3) / (1) + (2)	65.3%	65.4	64.5	63.8

The following table reconciles the non-GAAP financial measure of income before income taxes on an FTE basis to U.S. GAAP:

TABLE 4: Non-GAAP Financial Measures - Income Before Income Taxes on an FTE Basis

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015

Income before income taxes (U.S. GAAP)	$427	417	862	902
Add: FTE adjustment	6	5	12	10

Income before income taxes on an FTE basis	$433	422	874	912

Pre-provision net revenue is net interest income plus noninterest income minus noninterest expense. The Bancorp believes this measure is important because it provides a ready view of the Bancorp’s pre-tax earnings before the impact of provision expense.

The following table reconciles the non-GAAP financial measure of pre-provision net revenue to U.S. GAAP:

TABLE 5: Non-GAAP Financial Measures - Pre-Provision Net Revenue

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015

Net interest income (U.S. GAAP)	$902	887	1,805	1,734
Add: Noninterest income	599	556	1,235	1,187
Less: Noninterest expense	(983)	(947)	(1,968)	(1,871)

Pre-provision net revenue	$518	496	1,072	1,050

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp believes return on average tangible common equity is an important measure for comparative purposes with other financial institutions, but is not defined under U.S. GAAP, and therefore is considered a non-GAAP financial measure. This measure is useful for evaluating the performance of a business as it calculates the return available to common shareholders without the impact of intangible assets and their related amortization.

The following table reconciles the non-GAAP financial measure of return on average tangible common equity to U.S. GAAP:

TABLE 6: Non-GAAP Financial Measures - Return on Average Tangible Common Equity

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015

Net income available to common shareholders (U.S. GAAP)	$310	292	622	638
Add: Intangible amortization, net of tax	-	-	1	1

Tangible net income available to common shareholders	$310	292	623	639
Tangible net income available to common shareholders (annualized) (1)	1,247	1,171	1,246	1,278

Average Bancorp shareholders’ equity (U.S. GAAP)	$16,584	15,841	16,479	15,831
Less: Average preferred stock	(1,331)	(1,331)	(1,331)	(1,331)
Average goodwill	(2,416)	(2,416)	(2,416)	(2,416)
Average intangible assets and other servicing rights	(11)	(15)	(12)	(15)

Average tangible common equity (2)	$12,826	12,079	12,720	12,069

Return on average tangible common equity (1) / (2)	9.7%	9.7	9.8	10.6

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table reconciles non-GAAP capital ratios to U.S. GAAP:

TABLE 7: Non-GAAP Financial Measures - Capital Ratios

As of ($ in millions)	June 30, 2016	December 31, 2015
Total Bancorp Shareholders’ Equity (U.S. GAAP)	$16,726	15,839
Less: Preferred stock	(1,331)	(1,331)
Goodwill	(2,416)	(2,416)
Intangible assets and other servicing rights	(11)	(13)
Tangible common equity, including unrealized gains / losses	12,968	12,079
Less: AOCI	(889)	(197)
Tangible common equity, excluding unrealized gains / losses (1)	12,079	11,882
Add: Preferred stock	1,331	1,331
Tangible equity (2)	$13,410	13,213

Total Assets (U.S. GAAP)	$143,625	141,048
Less: Goodwill	(2,416)	(2,416)
Intangible assets and other servicing rights	(11)	(13)
AOCI, before tax	(1,368)	(303)
Tangible assets, excluding unrealized gains / losses (3)	$139,830	138,316

Ratios:
Tangible equity as a percentage of tangible assets (2) / (3)(d)	9.59%	9.55
Tangible common equity as a percentage of tangible assets (1) / (3)(d)	8.64	8.59

Basel III Final Rule - Transition to Fully Phased-In
CET1 capital (transitional)	$12,112	11,917
Less: Adjustments to CET1 capital from transitional to fully phased-in(a)	(4)	(8)
CET1 capital (fully phased-in) (4)	12,108	11,909
Risk-weighted assets (transitional)(b)	121,824	121,290	(e)
Add: Adjustments to risk-weighted assets from transitional to fully phased-in(c)	932	1,178
Risk-weighted assets (fully phased-in) (5)	$122,756	122,468	(e)
CET1 capital ratio under Basel III Final Rule (fully phased-in) (4) / (5)	9.86%	9.72	(e)
(a)	Primarily relates to disallowed intangible assets (other than goodwill and MSRs, net of associated deferred tax liabilities).
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

CRITICAL ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Certain accounting policies require management to exercise judgment in determining methodologies, economic assumptions and estimates that may materially affect the Bancorp’s financial position, results of operations and cash flows. The Bancorp’s critical accounting policies include the accounting for the ALLL, reserve for unfunded commitments, income taxes, valuation of servicing rights, fair value measurements, goodwill and legal contingencies. These accounting policies are discussed in detail in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015. No material changes were made to the valuation techniques or models during the six months ended June 30, 2016.

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

Tables 8 and 9 present the components of net interest income, net interest margin and net interest rate spread for the three and six months ended June 30, 2016 and 2015, as well as the relative impact of changes in the balance sheet and changes in interest rates on net interest income. Nonaccrual loans and leases and loans held for sale have been included in the average loan and lease balances. Average outstanding securities balances are based on amortized cost with any unrealized gains or losses on available-for-sale and other securities included in other assets.

Net interest income on an FTE basis was $908 million and $1.8 billion for the three and six months ended June 30, 2016, respectively, an increase of $16 million and $73 million compared to the same periods in the prior year. Net interest income was positively impacted by increases in average taxable securities of $2.7 billion and $4.6 billion for the three and six months ended June 30, 2016, respectively, and increases in average loans and leases of $2.1 billion and $2.2 billion for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. Additionally, net interest income was positively impacted by the decision of the Federal Open Market Committee in December 2015 to raise the target range of the federal funds rate 25 bps. These positive impacts were partially offset by increases in average long-term debt of $1.6 billion and $1.1 billion for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year coupled with decreases in the net interest rate spread to 2.67% and 2.68% during the three and six months ended June 30, 2016, respectively, from 2.72% and 2.70% in the same periods in the prior year. These decreases in the net interest rate spread were due to an 11 bps and 8 bps increase in the rates paid on average interest-bearing liabilities for the three and six months ended June 30, 2016, respectively, partially offset by a 6 bps increase in yields on average interest-earning assets for both the three and six months ended June 30, 2016 compared to the same periods in the prior year.

Net interest margin on an FTE basis was 2.88% and 2.89% for the three and six months ended June 30, 2016, respectively, compared to 2.90% and 2.88% for the three and six months ended June 30, 2015, respectively. The decrease from the three months ended June 30, 2015 was driven primarily by the aforementioned decrease in net interest rate spread coupled with an increase of $3.5 billion in average interest-earning assets partially offset by an increase in average free funding balances for the three months ended June 30, 2016. The increase for the six months ended June 30, 2016 was driven primarily by an increase in average free funding balances compared to the same period in the prior year partially offset by an increase of $4.2 billion in average interest-earning assets as well as the aforementioned decrease in net interest rate spread. The increase in average free funding balances for both periods was driven by an increase in average demand deposits of $528 million and $981 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year as well as an increase in average shareholders’ equity of $735 million and $641 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year.

Interest income on an FTE basis from loans and leases increased $27 million and $55 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increases were primarily due to increases in average loans and leases of $2.1 billion and $2.2 billion for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year driven primarily by increases in average commercial and industrial loans, average commercial construction loans and average residential mortgage loans partially offset by decreases in average home equity and average automobile loans. Yields on average loans and leases increased 4 bps and 3 bps for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily driven by an increase in yields on average commercial and industrial loans and average commercial construction loans. For more information on the Bancorp’s loan and lease portfolio, refer to the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A. Interest income from investment securities and other short-term investments increased $17 million and $59 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily as a result of the aforementioned increases in average taxable securities.

Interest expense on core deposits increased $3 million and $1 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. These increases were primarily due to increases in the cost of average interest-bearing core deposits to 26 bps for both the three and six months ended June 30, 2016 from 24 bps and 25 bps for the three and six months ended June 30, 2015, respectively. The increase in the cost of average interest-bearing core deposits for both periods was primarily due to increases in the cost of average interest checking deposits. Refer to the Deposits subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s deposits.

Interest expense on average wholesale funding increased $25 million and $40 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increases for the three and six months ended June 30, 2016 were primarily due to increases of 32 bps and 25 bps, respectively, in the rates paid on average long-term debt coupled with the aforementioned increases in average long-term debt. Refer to the Borrowings subsection of the Balance Sheet Analysis section of MD&A for additional information on the Bancorp’s borrowings. During the three and six months ended June 30, 2016, average wholesale funding represented 27% and 26%, respectively, of average interest-bearing liabilities compared to 22% during both the three and six months ended June 30, 2015. For more information on the Bancorp’s interest rate risk management, including estimated earnings sensitivity to changes in market interest rates, refer to the Market Risk Management section of MD&A.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 8: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE Basis
For the three months ended	June 30, 2016			June 30, 2015			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$43,878	354	3.25%	$42,554	334	3.14%	$9	11	20
Commercial mortgage loans	6,835	55	3.28	7,149	57	3.22	(3)	1	(2)
Commercial construction loans	3,551	30	3.36	2,549	20	3.17	9	1	10
Commercial leases	3,904	27	2.71	3,776	27	2.83	1	(1)	-
Total commercial loans and leases	58,168	466	3.22	56,028	438	3.13	16	12	28
Residential mortgage loans	14,842	132	3.57	13,375	123	3.69	13	(4)	9
Home equity	8,059	76	3.81	8,655	79	3.66	(6)	3	(3)
Automobile loans	10,887	73	2.68	11,902	79	2.65	(7)	1	(6)
Credit card	2,198	57	10.47	2,296	59	10.33	(3)	1	(2)
Other consumer loans and leases	653	10	6.36	483	9	8.49	4	(3)	1
Total consumer loans and leases	36,639	348	3.82	36,711	349	3.82	1	(2)	(1)
Total loans and leases	$94,807	814	3.45%	$92,739	787	3.41%	$17	10	27
Securities:
Taxable	30,002	235	3.16	27,344	218	3.20	20	(3)	17
Exempt from income taxes(b)	85	1	4.09	59	1	4.82	-	-	-
Other short-term investments	1,953	2	0.43	3,160	2	0.25	(1)	1	-
Total interest-earning assets	$126,847	1,052	3.34%	$123,302	1,008	3.28%	$36	8	44
Cash and due from banks	2,228			2,636
Other assets	15,140			15,322
Allowance for loan and lease losses	(1,295)			(1,300)
Total assets	$142,920			$139,960
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$24,714	14	0.22%	$26,894	12	0.19%	$-	2	2
Savings deposits	14,576	2	0.05	15,156	3	0.05	(1)	-	(1)
Money market deposits	19,243	13	0.26	18,071	10	0.23	2	1	3
Foreign office deposits	484	-	0.15	955	-	0.14	-	-	-
Other time deposits	4,044	12	1.24	4,074	13	1.24	(1)	-	(1)
Total interest-bearing core deposits	63,061	41	0.26	65,150	38	0.24	-	3	3
Certificates $100,000 and over	2,819	9	1.29	2,558	8	1.24	1	-	1
Other deposits	467	-	0.40	-	-	-	-	-	-
Federal funds purchased	693	1	0.39	326	-	0.12	1	-	1
Other short-term borrowings	3,754	3	0.36	1,705	1	0.12	-	2	2
Long-term debt	15,351	90	2.36	13,741	69	2.04	10	11	21
Total interest-bearing liabilities	$86,145	144	0.67%	$83,480	116	0.56%	$12	16	28
Demand deposits	35,912			35,384
Other liabilities	4,247			5,215
Total liabilities	$126,304			$124,079
Total equity	$16,616			$15,881
Total liabilities and equity	$142,920			$139,960
Net interest income (FTE)		$908			$892		$24	(8)	16
Net interest margin (FTE)			2.88%			2.90%
Net interest rate spread (FTE)			2.67			2.72
Interest-bearing liabilities to interest-earning assets			67.91			67.70
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $6 and $5 for the three months ended June 30, 2016 and 2015, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 9: Condensed Average Balance Sheets and Analysis of Net Interest Income on an FTE basis

For the six months ended	June 30, 2016			June 30, 2015			Attribution of Change in Net Interest Income(a)
($ in millions)	Average Balance	Revenue/ Cost	Average Yield/ Rate	Average Balance	Revenue/ Cost	Average Yield/ Rate	Volume	Yield/Rate	Total
Assets:
Interest-earning assets:
Loans and leases:(b)
Commercial and industrial loans	$43,503	701	3.24%	$42,011	656	3.15%	$26	19	45
Commercial mortgage loans	6,871	112	3.28	7,198	116	3.25	(5)	1	(4)
Commercial construction loans	3,424	57	3.37	2,375	38	3.20	17	2	19
Commercial leases	3,889	53	2.74	3,746	53	2.87	2	(2)	-
Total commercial loans and leases	57,687	923	3.22	55,330	863	3.15	40	20	60
Residential mortgage loans	14,623	262	3.60	13,444	250	3.76	23	(11)	12
Home equity	8,150	154	3.80	8,728	158	3.66	(10)	6	(4)
Automobile loans	11,086	147	2.66	11,918	158	2.67	(11)	-	(11)
Credit card	2,238	118	10.56	2,308	118	10.28	(3)	3	-
Other consumer loans and leases	659	21	6.31	474	23	9.61	7	(9)	(2)
Total consumer loans and leases	36,756	702	3.83	36,872	707	3.86	6	(11)	(5)
Total loans and leases	$94,443	1,625	3.46%	$92,202	1,570	3.43%	$46	9	55
Securities:
Taxable	29,811	467	3.15	25,235	406	3.25	73	(12)	61
Exempt from income taxes(b)	82	1	4.20	59	1	5.03	-	-	-
Other short-term investments	1,915	4	0.42	4,511	6	0.25	(5)	3	(2)
Total interest-earning assets	$126,251	2,097	3.34%	$122,007	1,983	3.28%	$114	-	114
Cash and due from banks	2,282			2,733
Other assets	15,002			15,366
Allowance for loan and lease losses	(1,284)			(1,311)
Total assets	$142,251			$138,795
Liabilities and Equity:
Interest-bearing liabilities:
Interest checking deposits	$25,227	28	0.23%	$26,889	26	0.20%	$(2)	4	2
Savings deposits	14,589	4	0.05	15,165	5	0.06	-	(1)	(1)
Money market deposits	18,949	24	0.25	17,784	24	0.28	2	(2)	-
Foreign office deposits	484	-	0.15	908	1	0.17	(1)	-	(1)
Other time deposits	4,039	25	1.23	4,048	24	1.20	-	1	1
Total interest-bearing core deposits	63,288	81	0.26	64,794	80	0.25	(1)	2	1
Certificates $100,000 and over	2,817	18	1.29	2,620	16	1.20	1	1	2
Other deposits	234	-	0.40	-	-	-	-	-	-
Federal funds purchased	651	1	0.37	249	-	0.11	-	1	1
Other short-term borrowings	3,659	7	0.37	1,654	1	0.11	2	4	6
Long-term debt	15,148	173	2.29	14,076	142	2.04	12	19	31
Total interest-bearing liabilities	$85,797	280	0.66%	$83,393	239	0.58%	$14	27	41
Demand deposits	35,557			34,576
Other liabilities	4,386			4,956
Total liabilities	$125,740			$122,925
Total equity	$16,511			$15,870
Total liabilities and equity	$142,251			$138,795
Net interest income (FTE)		$1,817			$1,744		$100	(27)	73
Net interest margin (FTE)			2.89%			2.88%
Net interest rate spread (FTE)			2.68			2.70
Interest-bearing liabilities to interest-earning assets			67.96			68.35
(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	The FTE adjustments included in the above table were $12 and $10 for the six months ended June 30, 2016 and 2015, respectively.

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

The provision for loan and lease losses was $91 million and $210 million for the three and six months ended June 30, 2016, respectively, compared to $79 million and $148 million during the same periods in the prior year. The increase in provision expense for both periods was primarily due to prolonged softness in commodity prices, slow global economic growth and appreciation in the US dollar. The ALLL increased $27 million from December 31, 2015 to $1.3 billion at June 30, 2016. At June 30, 2016, the ALLL as a percent of portfolio loans and leases increased to 1.38% compared to 1.37% at December 31, 2015.

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

Noninterest Income

Noninterest income increased $43 million and $48 million for the three and six months ended June 30, 2016 compared to the same periods in the prior year.

The following table presents the components of noninterest income:

TABLE 10: Components of Noninterest Income

	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2016	2015	% Change	2016	2015	% Change
Service charges on deposits	$138	139	(1)	$274	274	-
Corporate banking revenue	117	113	4	219	176	24
Wealth and asset management revenue	101	105	(4)	203	212	(4)
Card and processing revenue	82	77	6	161	148	9
Mortgage banking net revenue	75	117	(36)	154	203	(24)
Other noninterest income	80	1	NM	215	165	30
Securities gains, net	6	4	50	9	9	-
Total noninterest income	$599	556	8	$1,235	1,187	4

Service charges on deposits

Service charges on deposits decreased $1 million for the three months ended June 30, 2016 and were flat for the six months ended June 30, 2016 compared to the same periods in the prior year. The decrease for the three months ended June 30, 2016 compared to the same period in the prior year was due to a $3 million decrease in consumer deposit fees driven by a decrease in consumer checking fees partially offset by a $2 million increase in commercial deposit fees driven by new customer acquisition.

Corporate banking revenue

Corporate banking revenue increased $4 million and $43 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2016 compared to the same period in the prior year was primarily driven by an increase in syndication fees partially offset by decreases in lease remarketing fees, business lending fees and institutional sales revenue. The increase for the six months ended June 30, 2016 compared to the same period in the prior year was primarily driven by increases in lease remarketing fees and syndication fees partially offset by decreases in business lending fees and foreign exchange fees. The increase in lease remarketing fees for the six months ended June 30, 2016 compared to the same period in the prior year included the impact of $34 million of impairment charges related to operating lease equipment that was recognized during the six months ended June 30, 2015. The increases in syndication fees for both periods were the result of increased activity in the market.

Wealth and asset management revenue

Wealth and asset management revenue (formerly investment advisory revenue) decreased $4 million and $9 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The decrease for both the three and six months ended June 30, 2016 compared to the same periods in the prior year was primarily due to decreases of $5 million and $9 million, respectively, in transactional securities and brokerage fees driven by lower sales and trading volume. The decrease for the three months ended June 30, 2016 compared to the same period in the prior year was partially offset by a $2 million increase in private client service fees and institutional fees compared to the same period in the prior year. The Bancorp had approximately $305 billion and $304 billion in total assets under care at June 30, 2016 and 2015, respectively, and managed $26 billion and $27 billion in assets for individuals, corporations and not-for-profit organizations at June 30, 2016 and 2015, respectively.

Card and processing revenue

Card and processing revenue increased $5 million and $13 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily driven by an increase in the number of actively used cards and customer spend volume.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Mortgage banking net revenue

Mortgage banking net revenue decreased $42 million and $49 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year.

The following table presents the components of mortgage banking net revenue:

TABLE 11: Components of Mortgage Banking Net Revenue

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015

Origination fees and gains on loan sales	$54	43	95	87
Net mortgage servicing revenue:
Gross mortgage servicing fees	50	56	102	115
MSR amortization	(35)	(39)	(61)	(73)
Net valuation adjustments on MSRs and free-standing derivatives used to economically hedge MSRs	6	57	18	74

Net mortgage servicing revenue	21	74	59	116

Mortgage banking net revenue	$75	117	154	203

Origination fees and gains on loan sales increased $11 million and $8 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year driven by an increase in saleable residential mortgage loan originations. Residential mortgage loan originations increased to $2.7 billion and $4.5 billion during the three and six months ended June 30, 2016, respectively, compared to $2.5 billion and $4.3 billion during the same periods in the prior year.

Net mortgage servicing revenue is comprised of gross mortgage servicing fees and related MSR amortization as well as valuation adjustments on MSRs and mark-to-market adjustments on both settled and outstanding free-standing derivative financial instruments used to economically hedge the MSR portfolio. Net mortgage servicing revenue decreased $53 million and $57 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The decreases for the three and six months ended June 30, 2016 compared to the same periods in the prior year were driven by decreases of $51 million and $56 million in net valuation adjustments, respectively, as well as decreases of $6 million and $13 million in gross mortgage servicing fees, respectively. These decreases were partially offset by decreases in MSR amortization of $4 million and $12 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year.

The following table presents the components of net valuation adjustments on the MSR portfolio and the impact of the non-qualifying hedging strategy:

TABLE 12: Components of Net Valuation Adjustments on MSRs

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015

Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$51	(30)	149	35
(Provision for) recovery of MSR impairment	(45)	87	(131)	39

Net valuation adjustments on MSR and free-standing derivatives entered into to economically hedge MSRs	$6	57	18	74

Mortgage rates decreased during both the three and six months ended June 30, 2016 which caused modeled prepayment speeds to increase and led to temporary impairment on servicing rights during both periods. Mortgage rates increased during both the three and six months ended June 30, 2015 which caused modeled prepayment speeds to slow and led to the recovery of temporary impairment on servicing rights during the period.

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

The Bancorp’s total residential loans serviced at June 30, 2016 and 2015 were $71.3 billion and $75.4 billion, respectively, with $56.2 billion and $61.7 billion, respectively, of residential mortgage loans serviced for others.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other noninterest income

The following table presents the components of other noninterest income:

TABLE 13: Components of Other Noninterest Income

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015
Valuation adjustments on the warrant associated with Vantiv Holding, LLC	$19	14	66	85
Operating lease income	25	22	49	44
Equity method income from interest in Vantiv Holding, LLC	18	16	31	26
BOLI income	14	12	27	24
Cardholder fees	10	11	21	22
Gain on sale of branches	11	-	19	-
Consumer loan and lease fees	6	6	11	12
Banking center income	5	6	10	11
Private equity investment income	6	5	10	9
Net gains on loan sales	10	-	8	41
Insurance income	3	4	6	8
Net gains (losses) on disposition and impairment of bank premises and equipment	2	(98)	2	(101)
Loss on swap associated with the sale of Visa, Inc. class B shares	(50)	(2)	(50)	(19)
Other, net	1	5	5	3
Total other noninterest income	$80	1	215	165

Other noninterest income increased $79 million and $50 million during the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increase for both periods included the impact of impairment charges, included in net losses on disposition and impairment of bank premises and equipment, of $98 million and $102 million which were recognized during the three and six months ended June 30, 2015, respectively. Gain on sale of branches of $11 million and $19 million were recognized for the three and six months ended June 30, 2016, respectively. The three and six months ended June 30, 2016 included the impact of an $11 million gain on the sale of the Bancorp’s retail operations, including retail accounts, certain private banking deposits and related loan relationships in the Pittsburgh MSA to First National Bank of Pennsylvania as part of the previously announced Branch Consolidation and Sales Plan. The six months ended June 30, 2016 also included the impact of an $8 million gain on the sale of the Bancorp’s retail operations, including retail accounts, certain private banking deposits and related loan relationships in the St. Louis MSA to Great Southern Bank during the first quarter 2016 as part of the previously announced Branch Consolidation and Sales Plan.

The Bancorp recognized a positive valuation adjustment on the stock warrant associated with Vantiv Holding, LLC of $19 million and $14 million for the three months ended June 30, 2016 and 2015, respectively. The six months ended June 30, 2016 and 2015 included positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC of $66 million and $85 million, respectively. The fair value of the stock warrant is calculated using the Black-Scholes option-pricing model, which utilizes several key inputs (Vantiv, Inc. stock price, strike price of the warrant and several unobservable inputs). The positive valuation adjustments for the three months ended June 30, 2016 and 2015 were primarily due to increases of 5% and 1%, respectively, in Vantiv, Inc.’s share price from March 31, 2016 to June 30, 2016 and from March 31, 2015 to June 30, 2015. The positive valuation adjustments for the six months ended June 30, 2016 and 2015 were primarily due to increases of 19% and 13%, respectively, in Vantiv, Inc.’s share price from December 31, 2015 to June 30, 2016 and from December 31, 2014 to June 30, 2015. The changes in the valuation adjustments for the three and six months ended June 30, 2016 compared to the same periods in the prior year included the impact of the sale and exercise of a portion of the warrant during the fourth quarter of 2015. For additional information on the valuation of the warrant, refer to Note 20 of the Notes to Condensed Consolidated Financial Statements.

Net gains on loan sales increased $10 million for the three months ended June 30, 2016 compared to the same period in the prior year primarily due to an $11 million gain on the sale of the agent bankcard loan portfolio during the second quarter of 2016. Gain on loan sales decreased $33 million for the six months ended June 30, 2016 compared to the same period in the prior year as the prior period included the impact of a $37 million gain on the sale of residential mortgage loans classified as TDRs during the first quarter of 2015 compared with the aforementioned gain on the sale of agent bankcard loan portfolio.

During the three months ended June 30, 2016, the Bancorp recognized a $50 million negative valuation adjustment related to the Visa total return swap. This adjustment was primarily attributable to the decision of the United States Court of Appeals for the Second Circuit to vacate and reverse the district court’s approval of the settlement of an interchange antitrust class action litigation matter on June 30, 2016. For additional information on the valuation of the swap associated with the sale of Visa, Inc. Class B shares and the related litigation matters, refer to Note 15, Note 16 and Note 20 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expense

Noninterest expense increased $36 million and $97 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily due to increases in personnel costs (salaries, wages and incentives plus employee benefits) and other noninterest expense.

The following table presents the components of noninterest expense:

TABLE 14: Components of Noninterest Expense

	For the three months ended June 30,			For the six months ended June 30,
($ in millions)	2016	2015	% Change	2016	2015	% Change
Salaries, wages and incentives	$407	383	6	$810	752	8
Employee benefits	85	78	9	185	176	5
Net occupancy expense	75	83	(10)	152	162	(6)
Technology and communications	60	54	11	116	109	6
Card and processing expense	37	38	(3)	72	74	(3)
Equipment expense	30	31	(3)	60	61	(2)
Other noninterest expense	289	280	3	573	537	7
Total noninterest expense	$983	947	4	$1,968	1,871	5
Efficiency ratio on an FTE basis	65.3%	65.4		64.5%	63.8

Personnel costs increased $31 million and $67 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increase for both periods was driven by increased base compensation, primarily due to personnel additions in risk and compliance and information technology, and increased long term incentive compensation due to retirement eligibility changes. The increase for the six months ended June 30, 2016 was also driven by higher retirement and severance costs related to the Bancorp’s voluntary early retirement program. Full-time equivalent employees totaled 18,051 at June 30, 2016 compared to 18,527 at June 30, 2015.

The following table presents the components of other noninterest expense:

TABLE 15: Components of Other Noninterest Expense

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015

Impairment on affordable housing investments	$43	38	85	75
FDIC insurance and other taxes	28	28	62	44
Loan and lease	28	33	51	60
Marketing	26	27	51	54
Operating lease	21	18	41	36
Losses and adjustments	20	15	43	29
Professional service fees	15	15	30	27
Data processing	12	11	24	22
Postal and courier	12	11	23	23
Travel	11	14	23	27
Recruitment and education	9	7	18	14
Provision for (benefit from) the reserve for unfunded commitments	7	2	13	(3)
Insurance	4	4	8	9
Supplies	4	4	7	8
Donations	3	3	6	11
Other, net	46	50	88	101

Total other noninterest expense	$289	280	573	537

Other noninterest expense increased $9 million for the three months ended June 30, 2016 compared to the same period in the prior year primarily due to increases in impairment on affordable housing investments, losses and adjustments and the provision for the reserve for unfunded commitments partially offset by a decrease in loan and lease expense. Impairment on affordable housing investments increased $5 million for the three months ended June 30, 2016 compared to the same period in the prior year primarily due to incremental losses resulting from previous growth in the portfolio. Losses and adjustments increased $5 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to the impact of a favorable legal settlement in the second quarter of 2015. The provision for the reserve for unfunded commitments increased $5 million for the three months ended June 30, 2016 compared to the same period in the prior year primarily due to an increase in estimated loss rates related to unfunded commitments. These increases were partially offset by a decrease in loan and lease expense of $5 million for the three months ended June 30, 2016 compared to the same period in the prior year.

Other noninterest expense increased $36 million for the six months ended June 30, 2016 compared to the same period in the prior year primarily due to increases in FDIC insurance and other taxes, the provision for the reserve for unfunded commitments, losses and adjustments and impairment on affordable housing investments partially offset by decreases in loan and lease expense and donations expense. FDIC insurance and other taxes increased $18 million for the six months ended June 30, 2016 compared to the same period in the prior year primarily due to an increase in the FDIC insurance assessment base and a favorable settlement of a tax liability related to prior years during the first quarter of 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The provision for the reserve for unfunded commitments was $13 million for the six months ended June 30, 2016 compared to a benefit of $3 million for the same period in the prior year primarily due to an increase in estimated loss rates related to unfunded commitments. Losses and adjustments increased $14 million for the six months ended June 30, 2016 compared to the same period in the prior year primarily due to the impact of favorable legal settlements in the first and second quarters of 2015. Impairment on affordable housing investments increased $10 million for the six months ended June 30, 2016 compared to the same period in the prior year primarily due to incremental losses resulting from previous growth in the portfolio. The decrease in loan and lease expense of $9 million for the six months ended June 30, 2016 compared to the same period in the prior year included lower loan closing and appraisal costs driven by a decline in automobile loan originations. Donations expense decreased $5 million for the six months ended June 30, 2016 compared to the same period in the prior year primarily due to a $4 million contribution to the Fifth Third Foundation in the first quarter of 2015.

The Bancorp continues to focus on efficiency initiatives as part of its core emphasis on operating leverage and expense control. The efficiency ratio (noninterest expense divided by the sum of net interest income (FTE) and noninterest income) was 65.3% and 64.5% for the three and six months ended June 30, 2016, respectively, compared to 65.4% and 63.8% for the three and six months ended June 30, 2015, respectively.

Applicable Income Taxes

The following table presents the Bancorp’s income before income taxes, applicable income tax expense and effective tax rate:

TABLE 16: Applicable Income Taxes

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2016	2015	2016	2015

Income before income taxes	$	427	417	862	902
Applicable income tax expense		98	108	206	232
Effective tax rate		22.8%	26.1	23.9	25.8

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

The decrease in the effective tax rates for the three and six months ended June 30, 2016 compared to the same periods in the prior year was primarily the result of an $8 million tax benefit related to a change in the estimated deductibility of a prior expense. This benefit was partially offset by a non-cash charge for the write-off of a deferred tax asset related to stock-based awards as described below.

As required under U.S. GAAP, the Bancorp established a deferred tax asset for stock-based awards granted to its employees and directors. When the actual tax deduction for these stock-based awards is less than the expense previously recognized for financial reporting and where the Bancorp has not accumulated an excess tax benefit for previously exercised or released stock-based awards, the Bancorp is required to recognize a non-cash charge to income tax expense upon the write-off of the deferred tax asset previously established for these stock-based awards. As the Bancorp exhausted its accumulated excess tax benefits during the second quarter of 2016, the Bancorp recognized a non-cash charge to income tax expense related to stock-based awards of $2 million for both the three and six months ended June 30, 2016.

Based on the Bancorp’s stock price at June 30, 2016, the Bancorp believes it will recognize a $10 million non-cash charge to income tax expense over the next twelve months related to stock-based awards, primarily in the second quarter of 2017. However, the Bancorp cannot predict its stock price or whether its employees will exercise other stock-based awards with lower exercise prices in the future. Therefore, it is possible the Bancorp may recognize a non-cash charge to income tax expense greater than or less than $10 million over the next twelve months.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BALANCE SHEET ANALYSIS

Loans and Leases

The Bancorp classifies its commercial loans and leases based upon primary purpose and consumer loans and leases based upon product or collateral. Table 17 summarizes end of period loans and leases, including loans held for sale and Table 18 summarizes average total loans and leases, including loans held for sale.

TABLE 17: Components of Loans and Leases (including held for sale)

	June 30, 2016		December 31, 2015
As of ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$43,575	46	$42,151	46
Commercial mortgage loans	6,883	7	6,991	7
Commercial construction loans	3,706	4	3,214	3
Commercial leases	3,978	4	3,854	4
Total commercial loans and leases	58,142	61	56,210	60
Consumer loans and leases:
Residential mortgage loans	15,159	16	14,424	15
Home equity	7,988	9	8,336	9
Automobile loans	10,671	11	11,497	12
Credit card	2,172	2	2,360	3
Other consumer loans and leases	654	1	658	1
Total consumer loans and leases	36,644	39	37,275	40
Total loans and leases	$94,786	100	$93,485	100
Total portfolio loans and leases (excluding loans held for sale)	$93,909		$92,582

Loans and leases, including loans held for sale, increased $1.3 billion, or 1%, from December 31, 2015. The increase from December 31, 2015 was the result of a $1.9 billion, or 3%, increase in commercial loans and leases, partially offset by a $631 million, or 2%, decrease in consumer loans and leases.

Commercial loans and leases increased from December 31, 2015 primarily due to increases in commercial and industrial loans and commercial construction loans partially offset by a decrease in commercial mortgage loans. Commercial and industrial loans increased $1.4 billion, or 3%, from December 31, 2015 primarily as a result of increases in new loan origination activity and line utilization. Commercial construction loans increased $492 million, or 15%, from December 31, 2015 primarily as a result of an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. Commercial mortgage loans decreased $108 million, or 2%, from December 31, 2015 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Consumer loans and leases decreased from December 31, 2015 primarily due to decreases in automobile loans, home equity and credit card, partially offset by an increase in residential mortgage loans. Automobile loans decreased $826 million, or 7%, from December 31, 2015 and home equity decreased $348 million, or 4%, from December 31, 2015 as payoffs exceeded new loan production. Credit card decreased $188 million, or 8%, from December 31, 2015 primarily due to the sale of the agent bankcard loan portfolio during the second quarter of 2016 and seasonal trends from the paydown of year-end balances which were higher due to holiday spending. Residential mortgage loans increased $735 million, or 5%, from December 31, 2015 primarily due to the continued retention of certain conforming ARMs and certain other fixed-rate loans originated during the six months ended June 30, 2016.

TABLE 18: Components of Average Loans and Leases (including held for sale)

	June 30, 2016		June 30, 2015
For the three months ended ($ in millions)	Carrying Value	% of Total	Carrying Value	% of Total
Commercial loans and leases:
Commercial and industrial loans	$43,878	46	$42,554	46
Commercial mortgage loans	6,835	7	7,149	7
Commercial construction loans	3,551	4	2,549	3
Commercial leases	3,904	4	3,776	4
Total commercial loans and leases	58,168	61	56,028	60
Consumer loans and leases:
Residential mortgage loans	14,842	16	13,375	14
Home equity	8,059	9	8,655	9
Automobile loans	10,887	11	11,902	13
Credit card	2,198	2	2,296	3
Other consumer loans and leases	653	1	483	1
Total consumer loans and leases	36,639	39	36,711	40
Total average loans and leases	$94,807	100	$92,739	100
Total average portfolio loans and leases (excluding loans held for sale)	$93,931		$92,173

Average loans and leases, including loans held for sale, increased $2.1 billion, or 2%, from June 30, 2015 as the result of a $2.1 billion, or 4%, increase in average commercial loans, partially offset by a $72 million decrease in average consumer loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans and leases increased from June 30, 2015 primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial loans increased $1.3 billion, or 3%, from June 30, 2015 primarily as a result of increases in new loan origination activity. Average commercial construction loans increased $1.0 billion, or 39%, from June 30, 2015 primarily as a result of an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. Average commercial mortgage loans decreased $314 million, or 4%, from June 30, 2015 primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average consumer loans and leases decreased from June 30, 2015 primarily due to decreases in average automobile and average home equity, partially offset by increases in average residential mortgage loans and average other consumer loans and leases. Average automobile loans decreased $1.0 billion, or 9%, from June 30, 2015 and average home equity decreased $596 million, or 7%, from June 30, 2015 as payoffs exceeded new loan production. Average residential mortgage loans increased $1.5 billion, or 11%, from June 30, 2015 primarily driven by the continued retention of certain conforming ARMs and certain other fixed-rate loans. Average other consumer loans and leases increased $170 million, or 35%, from June 30, 2015 primarily as a result of an increase in new loan origination activity.

Investment Securities

The Bancorp uses investment securities as a means of managing interest rate risk, providing liquidity support and providing collateral for pledging purposes. Total investment securities were $31.9 billion and $29.5 billion at June 30, 2016 and December 31, 2015, respectively. The taxable investment securities portfolio had an effective duration of 4.2 years at June 30, 2016 compared to 5.1 years at December 31, 2015.

Securities are classified as trading when bought and held principally for the purpose of selling them in the near term. Securities are classified as available-for-sale when, in management’s judgment, they may be sold in response to, or in anticipation of, changes in market conditions. Securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. At June 30, 2016, the Bancorp’s investment portfolio consisted primarily of AAA-rated available-for-sale securities. Securities classified as below investment grade were immaterial at both June 30, 2016 and December 31, 2015. The Bancorp’s management has evaluated the securities in an unrealized loss position in the available-for-sale and held-to-maturity portfolios for OTTI.

The following table provides a breakout of OTTI by security type:

TABLE 19: OTTI Summary by Security Type

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015
Available-for-sale and other debt securities	$(3)	(4)	(4)	(5)
Available-for-sale equity securities	-	-	(1)	-
Total OTTI(a)	$(3)	(4)	(5)	(5)
(a)	Included in securities gains, net, in the Condensed Consolidated Statements of Income.

TABLE 20: Components of Investment Securities

As of ($ in millions)	June 30, 2016	December 31, 2015
Available-for-sale and other securities: (amortized cost basis)
U.S. Treasury and federal agencies securities	$1,133	1,155
Obligations of states and political subdivisions securities	49	50
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	15,082	14,811
Agency commercial mortgage-backed securities	8,389	7,795
Non-agency commercial mortgage-backed securities	2,911	2,801
Asset-backed securities and other debt securities	1,839	1,363
Equity securities(b)	698	703
Total available-for-sale and other securities	$30,101	28,678
Held-to-maturity securities: (amortized cost basis)
Obligations of states and political subdivisions securities	$60	68
Asset-backed securities and other debt securities	2	2
Total held-to-maturity securities	$62	70
Trading securities: (fair value)
U.S. Treasury and federal agencies securities	$16	19
Obligations of states and political subdivisions securities	96	9
Agency residential mortgage-backed securities	8	6
Asset-backed securities and other debt securities	17	19
Equity securities	264	333
Total trading securities	$401	386
(a)

Includes interest-only mortgage-backed securities of $36 and $50 as of June 30, 2016 and December 31, 2015, respectively, recorded at fair value with fair value changes recorded in securities gains, net in the Condensed Consolidated Statements of Income.

(b)	Equity securities consist of FHLB, FRB and DTCC restricted stock holdings that are carried at par, FHLMC and FNMA preferred stock holdings and certain mutual fund and equity security holdings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On an amortized cost basis, available-for-sale and other securities increased $1.4 billion, or 5%, from December 31, 2015 primarily due to increases in agency residential mortgage-backed securities, agency commercial mortgage-backed securities, non-agency commercial mortgage-backed securities and asset-backed securities and other debt securities.

On an amortized cost basis, available-for-sale and other securities were 24% and 23% of total interest-earning assets at June 30, 2016 and December 31, 2015, respectively. The estimated weighted-average life of the debt securities in the available-for-sale and other portfolio was 5.7 years at June 30, 2016 compared to 6.4 years at December 31, 2015. In addition, at June 30, 2016, the available-for-sale and other securities portfolio had a weighted-average yield of 3.25%, compared to 3.19% at December 31, 2015.

Information presented in Table 21 is on a weighted-average life basis, anticipating future prepayments. Yield information is presented on an FTE basis and is computed using amortized cost balances. Maturity and yield calculations for the total available-for-sale and other portfolio exclude equity securities that have no stated yield or maturity. Total net unrealized gains on the available-for-sale and other securities portfolio were $1.4 billion at June 30, 2016 compared to $366 million at December 31, 2015. The increase from December 31, 2015 was primarily due to a decrease in interest rates during the six months ended June 30, 2016. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions. The fair value of investment securities generally increases when interest rates decrease or when credit spreads contract.

TABLE 21: Characteristics of Available-for-Sale and Other Securities

As of June 30, 2016 ($ in millions)	Amortized Cost	Fair Value	Weighted-Average Life (in years)	Weighted-Average Yield
U.S. Treasury and federal agencies securities:
Average life of 1 year or less	$1,057	1,076	0.5	3.92%
Average life 1 – 5 years	76	79	4.6	1.82
Total	$1,133	1,155	0.8	3.77%
Obligations of states and political subdivisions securities:(a)
Average life of 1 year or less	15	15	0.3	0.11
Average life 5 – 10 years	34	37	6.8	3.93
Total	$49	52	4.8	2.79%
Agency residential mortgage-backed securities:
Average life of 1 year or less	46	47	0.9	4.50
Average life 1 – 5 years	9,767	10,118	3.9	3.38
Average life 5 – 10 years	4,983	5,227	6.0	3.38
Average life greater than 10 years	286	302	11.9	3.01
Total	$15,082	15,694	4.7	3.38%
Agency commercial mortgage-backed securities:
Average life 1 – 5 years	1,507	1,601	3.6	3.06
Average life 5 – 10 years	6,578	7,010	7.9	3.02
Average life greater than 10 years	304	315	11.6	3.04
Total	$8,389	8,926	7.3	3.03%
Non-agency commercial mortgage-backed securities:
Average life of 1 year or less	93	94	0.6	4.51
Average life 1 – 5 years	343	357	2.9	3.54
Average life 5 – 10 years	2,475	2,628	7.9	3.30
Total	$2,911	3,079	7.1	3.36%
Asset-backed securities and other debt securities:
Average life of 1 year or less	136	139	0.3	2.71
Average life 1 – 5 years	704	714	3.0	3.19
Average life 5 – 10 years	355	350	6.8	2.28
Average life greater than 10 years	644	646	13.5	2.22
Total	$1,839	1,849	7.2	2.64%
Equity securities	698	700
Total available-for-sale and other securities	$30,101	31,455	5.7	3.25%
(a)	Taxable-equivalent yield adjustments included in the above table are 0.00%, 2.14% and 1.49% for securities with an average life of 1 year or less, 5-10 years and in total, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits

The Bancorp’s deposit balances represent an important source of funding and revenue growth opportunity. The Bancorp continues to focus on core deposit growth in its retail and commercial franchises by improving customer satisfaction, building full relationships and offering competitive rates. Core deposits represented 69% and 71% of the Bancorp’s asset funding base at June 30, 2016 and December 31, 2015, respectively.

TABLE 22: Components of Deposits

	June 30, 2016		December 31, 2015
As of ($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$36,137	35	$36,267	35
Interest checking	24,571	25	26,768	26
Savings	14,356	14	14,601	14
Money market	19,125	19	18,494	18
Foreign office	453	-	464	-
Transaction deposits	94,642	93	96,594	93
Other time	4,021	4	4,019	4
Core deposits	98,663	97	100,613	97
Certificates $100,000 and over(a)	2,778	3	2,592	3
Other	430	-	-	-
Total deposits	$101,871	100	$103,205	100
(a)	Includes $1,308 and $1,449 of certificates $250,000 and over at June 30, 2016 and December 31, 2015, respectively.

Core deposits decreased $2.0 billion, or 2%, from December 31, 2015 driven primarily by a decrease of $2.0 billion, or 2%, in transaction deposits. The decrease from December 31, 2015 included the sale of $511 million of deposits as part of the branches sold in the St. Louis MSA and Pittsburgh MSA during 2016. Transaction deposits decreased from December 31, 2015 primarily due to decreases in interest checking deposits and savings deposits, partially offset by an increase in money market deposits. Interest checking deposits decreased $2.2 billion, or 8%, from December 31, 2015 driven primarily by lower balances per account for commercial customers. Money market deposits increased $631 million, or 3%, from December 31, 2015 driven primarily by a promotional product offering during the first half of 2016 which drove balance migration from savings deposits which decreased $245 million, or 2%, compared to December 31, 2015. Money market deposits also increased due to higher balances for existing customers. The Bancorp uses other deposits and certificates $100,000 and over as a method to fund earning assets. Other deposits increased $430 million from December 31, 2015 primarily due to an increase in Eurodollar trade deposits. Certificates $100,000 and over increased $186 million, or 7%, from December 31, 2015 primarily due to the issuance of institutional certificates of deposit during the first quarter of 2016.

The following table presents the components of average deposits for the three months ended:

TABLE 23: Components of Average Deposits

	June 30, 2016		June 30, 2015
($ in millions)	Balance	% of Total	Balance	% of Total
Demand	$35,912	35	$35,384	34
Interest checking	24,714	24	26,894	26
Savings	14,576	14	15,156	15
Money market	19,243	19	18,071	18
Foreign office	484	1	955	1
Transaction deposits	94,929	93	96,460	94
Other time	4,044	4	4,074	4
Core deposits	98,973	97	100,534	98
Certificates $100,000 and over(a)	2,819	3	2,558	2
Other	467	-	-	-
Total average deposits	$102,259	100	$103,092	100
(a)	Includes $1,302 and $1,423 of average certificates $250,000 and over for the three months ended June 30, 2016 and 2015, respectively.

On an average basis, core deposits decreased $1.6 billion, or 2%, from June 30, 2015 primarily due to a decrease of $1.5 billion, or 2%, in average transaction deposits. The decrease in average transaction deposits was driven by decreases in average interest checking deposits, average savings deposits and average foreign office deposits, partially offset by increases in average money market deposits and average demand deposits. Average interest checking deposits decreased $2.2 billion, or 8%, from June 30, 2015 primarily due to a decrease in average commercial customer balances per account. Average foreign office deposits decreased $471 million, or 49%, primarily due to lower average balances per commercial customer account. Average money market deposits and average demand deposits increased $1.2 billion, or 6%, and $528 million, or 1%, respectively, due to the acquisition of new commercial customers and higher average customer balances per commercial customer account. Average money market deposits also increased due to a promotional product offering which drove balance migration from savings deposits which decreased $580 million, or 4%, compared to June 30, 2015. Average other deposits increased $467 million from June 30, 2015 primarily due to an increase in Eurodollar trade deposits. Average certificates $100,000 and over increased $261 million, or 10%, from June 30, 2015 primarily due to the previously mentioned issuance of institutional certificates of deposit during the first quarter of 2016.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual maturities

The contractual maturities of certificates $100,000 and over as of June 30, 2016 are summarized in the following table:

TABLE 24: Contractual Maturities of Certificates $100,000 and Over

($ in millions)

Next 3 months	$525
3-6 months	122
6-12 months	254
After 12 months	1,877
Total certificates $100,000 and over	$2,778

The contractual maturities of other time deposits and certificates $100,000 and over as of June 30, 2016 are summarized in the following table:

TABLE 25: Contractual Maturities of Other Time Deposits and Certificates $100,000 and Over

($ in millions)

Next 12 months	$2,290
13-24 months	1,949
25-36 months	459
37-48 months	1,607
49-60 months	473
After 60 months	21
Total other time deposits and certificates $100,000 and over	$6,799

Borrowings

The Bancorp accesses a variety of other short-term and long-term funding sources. Borrowings with original maturities of one year or less are classified as short-term and include federal funds purchased and other short-term borrowings. Table 26 summarizes the end of period components of total borrowings. As of June 30, 2016, total borrowings as a percent of interest-bearing liabilities were 24% compared to 21% at December 31, 2015.

TABLE 26: Components of Borrowings

As of ($ in millions)	June 30, 2016	December 31, 2015
Federal funds purchased	$108	151
Other short-term borrowings	3,979	1,507
Long-term debt	16,231	15,810
Total borrowings	$20,318	17,468

Total borrowings increased $2.9 billion, or 16%, from December 31, 2015 primarily due to increases in other short-term borrowings and long-term debt. Other short-term borrowings increased $2.5 billion from December 31, 2015 primarily driven by an increase of $2.5 billion in FHLB short-term borrowings. The level of other short-term borrowings can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. For further information on the components of other short-term borrowings, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements. Long-term debt increased $421 million, or 3%, from December 31, 2015 primarily driven by issuances during the six months ended June 30, 2016 of $2.0 billion of unsecured senior fixed-rate bank notes and $750 million of unsecured subordinated fixed-rate bank notes, partially offset by the maturity of $1.7 billion of unsecured senior bank notes and $744 million of paydowns on long-term debt associated with automobile loan securitizations. For additional information regarding automobile securitizations and long-term debt, refer to Note 9 and Note 13, respectively, of the Notes to Condensed Consolidated Financial Statements.

The following table presents average borrowings for the three months ended:

TABLE 27: Components of Average Borrowings

($ in millions)	June 30, 2016	June 30, 2015
Federal funds purchased	$693	326
Other short-term borrowings	3,754	1,705
Long-term debt	15,351	13,741
Total average borrowings	$19,798	15,772

Total average borrowings increased $4.0 billion, or 26%, compared to June 30, 2015, due to increases in average other short-term borrowings, average long-term debt and average federal funds purchased. The increase in average short-term borrowings of $2.0 billion was driven by the increase in FHLB short-term borrowings discussed above. The increase in average long-term debt of $1.6 billion was primarily driven by the issuances in the third quarter of 2015 of $1.3 billion of unsecured senior bank notes and $1.1 billion of unsecured senior notes. The impact also included the aforementioned issuances of unsecured senior and subordinated bank notes, partially offset by the maturity of unsecured bank notes and paydowns on long-term debt associated with automobile loan securitizations. Average federal funds purchased increased $367 million compared to June 30, 2015. The level of average federal funds purchased can fluctuate significantly from period to period depending on funding needs and which sources are used to satisfy those needs. Information on the average rates paid on borrowings is discussed in the Net Interest Income subsection of the Statements of Income Analysis section of MD&A. In addition, refer to the Liquidity Risk Management subsection of the Risk Management section of MD&A for a discussion on the role of borrowings in the Bancorp’s liquidity management.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

BUSINESS SEGMENT REVIEW

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management (formerly Investment Advisors). Additional information on each business segment is included in Note 21 of the Notes to Condensed Consolidated Financial Statements. Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices or businesses change. In the second quarter of 2016, the Investment Advisors segment name was changed to Wealth and Asset Management to better reflect the services provided by the business segment.

The Bancorp manages interest rate risk centrally at the corporate level and employs an FTP methodology at the business segment level. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through loan and deposit products. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the U.S. swap curve. Matching duration allocates interest income and interest expense to each business segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the Bancorp benefits from the widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit-providing businesses, such as Branch Banking and Wealth and Asset Management, on a duration-adjusted basis. The net impact of the FTP methodology is captured in General Corporate and Other.

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding federal funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2016 to reflect the current market rates and updated market assumptions. These rates were generally higher than those in place during 2015, thus net interest income for deposit-providing businesses was positively impacted during 2016. FTP charge rates on assets were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. As overall market rates increased, the FTP charge increased for asset-generating businesses, thus negatively affecting net interest income during 2016. Credit rates for deposit products and charge rates for loan products may be reset periodically in response to changes in market conditions.

During the first quarter of 2016, the Bancorp refined its methodology for allocating provision expense to the business segments to include charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. The results of operations and financial position for the three and six months ended June 30, 2015 were adjusted to reflect this change. Provision expense attributable to loan and lease growth and changes in ALLL factors are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit.

The results of operations and financial position for the three and six months ended June 30, 2015 were adjusted to reflect changes in internal expense allocation methodologies.

The following table summarizes net income (loss) by business segment:

TABLE 28: Net Income (Loss) by Business Segment

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015
Income Statement Data
Commercial Banking	$226	211	438	372
Branch Banking	132	19	240	91
Consumer Lending	7	41	16	89
Wealth and Asset Management	23	10	48	24
General Corporate and Other	(59)	28	(86)	94
Net income	329	309	656	670
Less: Net income attributable to noncontrolling interests	(4)	(6)	(4)	(6)
Net income attributable to Bancorp	333	315	660	676
Dividends on preferred stock	23	23	38	38
Net income available to common shareholders	$310	292	622	638

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

The following table contains selected financial data for the Commercial Banking segment:

TABLE 29: Commercial Banking

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015
Income Statement Data
Net interest income (FTE)(a)	$466	407	923	804
Provision for loan and lease losses	72	37	137	77
Noninterest income:
Corporate banking revenue	117	112	218	172
Service charges on deposits	72	71	145	140
Other noninterest income	47	49	94	92
Noninterest expense:
Personnel costs	74	75	153	155
Other noninterest expense	281	273	563	541
Income before income taxes	275	254	527	435
Applicable income tax expense(a)(b)	49	43	89	63
Net income	$226	211	438	372
Average Balance Sheet Data
Commercial loans and leases, including held for sale	$55,072	52,839	54,571	52,165
Demand deposits	20,622	20,773	20,518	20,368
Interest checking deposits	8,372	9,272	8,673	9,259
Savings and money market deposits	6,690	6,564	6,711	6,310
Other time deposits and certificates $100,000 and over	1,061	1,268	1,094	1,303
Foreign office deposits	483	950	482	901
(a)	Includes FTE adjustments of $6 and $5 for the three months ended June 30, 2016 and 2015, respectively, and $12 and $10 for the six months ended June 30, 2016 and 2015, respectively.
(b)

Applicable income tax expense for all periods includes the tax benefit from tax-exempt income and business tax credits, partially offset by the effect of certain nondeductible expenses. Refer to the Applicable Income Taxes section of MD&A for additional information.

Net income was $226 million for the three months ended June 30, 2016 compared to net income of $211 million for the three months ended June 30, 2015. Net income was $438 million for the six months ended June 30, 2016 compared to net income of $372 million for the six months ended June 30, 2015. The increase for both the three and six months ended June 30, 2016 was driven by increases in net interest income and noninterest income partially offset by increases in the provision for loan and lease losses and noninterest expense.

Net interest income on an FTE basis increased $59 million and $119 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increase for both periods was primarily driven by an increase in average commercial loan and lease balances as well as an increase in their yields of 15 bps and 11 bps for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increase in net interest income for both periods was also due to an increase in FTP credit rates on core deposits partially offset by an increase in FTP charge rates on loans and leases.

Provision for loan and lease losses increased $35 million and $60 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increase for both periods was primarily due to an increase in criticized commercial loans. The increase for the six months ended June 30, 2016 was also due to an increase in charge-offs of commercial and industrial loans, primarily in the energy portfolio and related to oil field services loans. Net charge-offs as a percent of average portfolio loans and leases increased to 32 bps for the three months ended June 30, 2016 compared to 28 bps for the same period in the prior year and increased to 34 bps for the six months ended June 30, 2016 compared to 27 bps for the same period in the prior year.

Noninterest income increased $4 million and $53 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2016 was driven by an increase in corporate banking revenue of $5 million from the same period in the prior year primarily driven by an increase in syndication fees partially offset by decreases in lease remarketing fees, business lending fees and institutional sales revenue. The increase for the six months ended June 30, 2016 was driven by increases in corporate banking revenue and service charges on deposits. Corporate banking revenue increased $46 million for the six months ended June 30, 2016 from the same period in the prior year primarily driven by increases in lease remarketing fees and syndication fees partially offset by decreases in business lending fees and foreign exchange fees. Service charges on deposits increased $5 million for the six months ended June 30, 2016 from the same period in the prior year primarily due to the acquisition of new customers.

Noninterest expense increased $7 million and $20 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily as a result of an increase in other noninterest expense. The increase in other noninterest expense for both periods was primarily driven by increases in corporate overhead allocations and impairment on affordable housing investments partially offset by a decrease in operational losses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average commercial loans increased $2.2 billion and $2.4 billion for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily due to increases in average commercial and industrial loans and average commercial construction loans partially offset by a decrease in average commercial mortgage loans. Average commercial and industrial loans increased $1.4 billion and $1.5 billion for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year and average commercial construction loans increased $990 million and $1.0 billion for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily as a result of an increase in new loan origination activity resulting from an increase in demand and targeted marketing efforts. Average commercial mortgage loans decreased $250 million and $282 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily due to a decline in new loan origination activity driven by increased competition and an increase in paydowns.

Average core deposits decreased $1.4 billion and $459 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2016 was primarily driven by decreases in average interest checking deposits and average foreign deposits which decreased $900 million and $467 million, respectively, compared to the same period in the prior year. The decrease for the six months ended June 30, 2016 was primarily driven by decreases in average interest checking deposits and average foreign deposits which decreased $586 million and $419 million, respectively, compared to the same period in the prior year. This decrease was partially offset by an increase in average savings and money market deposits of $401 million for the six months ended June 30, 2016 compared to the same period in the prior year.

Branch Banking

Branch Banking provides a full range of deposit and loan products to individuals and small businesses through 1,191 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

The following table contains selected financial data for the Branch Banking segment:

TABLE 30: Branch Banking

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2016	2015	2016	2015
Income Statement Data
Net interest income	$	433	376	859	752
Provision for loan and lease losses		35	36	69	78
Noninterest income:
Service charges on deposits		66	68	129	133
Card and processing revenue		66	60	126	115
Wealth and asset management revenue		36	41	71	79
Other noninterest income		46	(75)	75	(57)
Noninterest expense:
Personnel costs		130	131	261	266
Net occupancy and equipment expense		59	64	117	124
Card and processing expense		36	36	70	70
Other noninterest expense		184	173	372	343
Income before income taxes		203	30	371	141
Applicable income tax expense		71	11	131	50
Net income	$	132	19	240	91
Average Balance Sheet Data
Consumer loans, including held for sale	$	13,602	14,426	13,752	14,542
Commercial loans, including held for sale		1,893	1,973	1,920	1,982
Demand deposits		13,416	12,699	13,274	12,444
Interest checking deposits		9,660	9,174	9,545	9,143
Savings and money market deposits		25,935	25,637	25,631	25,583
Other time deposits and certificates $100,000 and over		5,229	5,164	5,220	5,109

Net income was $132 million for the three months ended June 30, 2016 compared to net income of $19 million for the three months ended June 30, 2015. Net income was $240 million for the six months ended June 30, 2016 compared to $91 million for the same period in the prior year. The increase for both the three and six months ended June 30, 2016 was driven by increases in net interest income and noninterest income as well as a decrease in the provision for loan and lease losses partially offset by an increase in noninterest expense.

Net interest income increased $57 million and $107 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increase for both periods was primarily driven by an increase in FTP credit rates on core deposits partially offset by a decrease in interest income on residential mortgage loans and home equity loans driven by a decline in average balances and a decrease in interest income on other consumer loans driven by a decline in yields. The increase for the six months ended June 30, 2016 also included a decrease in interest expense on core deposits driven by a decrease in the rates paid. Additionally, net interest income for both periods was negatively impacted by an increase in FTP charge rates on loans and leases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for loan and lease losses decreased $1 million and $9 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily due to improved credit trends. Net charge-offs as a percent of average portfolio loans and leases decreased to 89 bps for both the three and six months ended June 30, 2016 compared to 91 bps and 97 bps for the three and six months ended June 30, 2015, respectively.

Noninterest income increased $120 million and $131 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily driven by increases in other noninterest income and card and processing revenue partially offset by a decrease in wealth and asset management revenue. Other noninterest income increased $121 million and $132 million for the three and six months ended June 30, 2016, respectively, compared to the same period in the prior year primarily driven by impairment losses associated with lower of cost or market adjustments on long-lived assets of $98 million and $102 million recognized during the three and six months ended June 30, 2015, respectively. Additionally, the increase in noninterest income for both the three and six months ended June 30, 2016 included a gain of $11 million on the sale of certain Pittsburgh branches as part of the previously announced Branch Consolidation and Sales Plan and a gain of $11 million on the sale of the agent bankcard loan portfolio during the second quarter of 2016. The increase for the six months ended June 30, 2016 also included a gain of $8 million on the sale of certain St. Louis branches as part of the Branch Consolidation and Sales Plan in the first quarter of 2016. Card and processing revenue increased $6 million and $11 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily due to an increase in the number of actively used cards and an increase in customer spend volume. The increases were partially offset by decreases in wealth and asset management revenue of $5 million and $8 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily due to a decrease in transactional securities and brokerage fees driven by lower sales and trading volume.

Noninterest expense increased $5 million and $17 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increase for both periods was primarily due to an increase in other noninterest expense partially offset by a decrease in net occupancy and equipment expense. Other noninterest expense increased $11 million and $29 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily driven by an increase in corporate overhead allocations. The increases were partially offset by decreases of $5 million and $7 million in net occupancy and equipment expense for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily due to a decrease in rent expense driven by a reduction in the number of full-service banking centers and ATM locations.

Average consumer loans decreased $824 million and $790 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily driven by a decrease in average home equity portfolio loans of $481 million and $471 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year and a decrease in average residential mortgage portfolio loans of $266 million and $256 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production. Average commercial loans decreased $80 million and $62 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily driven by a decrease in average commercial mortgage loans of $57 million and $42 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year and a decrease in average commercial and industrial portfolio loans of $17 million and $15 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production.

Average core deposits increased $1.5 billion and $1.3 billion for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increase for both periods was primarily driven by growth in average demand deposits of $717 million and $830 million, respectively, and growth in average interest checking deposits of $486 million and $402 million, respectively, for the three and six months ended June 30, 2016 compared to the same periods in the prior year. The growth in average demand deposits and average interest checking deposits was driven by an increase in average balances per customer account.

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

The following table contains selected financial data for the Consumer Lending segment:

TABLE 31: Consumer Lending

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2016	2015	2016	2015
Income Statement Data
Net interest income	$	62	63	122	125
Provision for loan and lease losses		9	8	21	22
Noninterest income:
Mortgage banking net revenue		73	115	151	199
Other noninterest income		7	7	13	52
Noninterest expense:
Personnel costs		50	47	98	91
Other noninterest expense		72	66	142	125
Income before income taxes		11	64	25	138
Applicable income tax expense		4	23	9	49
Net income	$	7	41	16	89
Average Balance Sheet Data
Residential mortgage loans, including held for sale	$	10,277	8,840	10,057	8,935
Home equity		365	434	375	443
Automobile loans		10,365	11,402	10,568	11,412
Other consumer loans, including held for sale		-	15	-	19

Net income was $7 million for the three months ended June 30, 2016 compared to net income of $41 million for the three months ended June 30, 2015. Net income was $16 million for the six months ended June 30, 2016 compared to net income of $89 million for the six months ended June 30, 2015. The decrease for both periods was driven by a decrease in noninterest income as well as an increase in noninterest expense.

Net interest income decreased $1 million and $3 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily driven by an increase in FTP charge rates on loans and leases and a decline in average automobile loan balances partially offset by an increase in average residential mortgage loan balances and an increase in FTP credit rates on demand deposits.

Provision for loan and lease losses increased $1 million for the three months ended June 30, 2016 compared to the same period in the prior year primarily due to an increase in net charge-offs on certain automobile loans partially offset by improved delinquency metrics on residential mortgage loans. The provision for loan and lease losses decreased $1 million for the six months ended June 30, 2016 compared to the same period in the prior year primarily due to improved delinquency metrics on residential mortgage loans and home equity loans. Net charge-offs as a percent of average portfolio loans and leases increased to 17 bps for the three months ended June 30, 2016 compared to 15 bps for the same period in the prior year and decreased to 20 bps for the six months ended June 30, 2016 compared to 22 bps for the same period in the prior year.

Noninterest income decreased $42 million and $87 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2016 was driven by a decrease in mortgage banking net revenue of $42 million from the same period in the prior year primarily driven by a $52 million decrease in net mortgage servicing revenue partially offset by an increase of $10 million in mortgage origination fees and gains on loan sales. The decrease for the six months ended June 30, 2016 was driven by decreases in mortgage banking net revenue and other noninterest income. Mortgage banking net revenue decreased $48 million for the six months ended June 30, 2016 compared to the same period in the prior year primarily driven by a $57 million decrease in net mortgage servicing revenue partially offset by a $9 million increase in mortgage origination fees and gains on loan sales. Refer to the Noninterest Income subsection of the Statements of Income Analysis of MD&A for additional information on the fluctuations in mortgage banking net revenue. Other noninterest income decreased $39 million for the six months ended June 30, 2016 from the same period in the prior year primarily due to a $37 million gain on the sale of held for sale residential mortgage loans classified as TDRs in the first quarter of 2015.

Noninterest expense increased $9 million and $24 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year driven by increases in other noninterest expense and personnel costs. Other noninterest expense increased $6 million and $17 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily driven by an increase in operational losses and an increase in corporate overhead allocations. Personnel costs increased $3 million and $7 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily driven by increases in base compensation and variable compensation coupled with the impact from an increase in residential mortgage origination volumes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average consumer loans and leases increased $316 million and $191 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. Average residential mortgage loans, including held for sale, increased $1.4 billion and $1.1 billion for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily driven by the continued retention of certain conforming ARMs and certain other fixed-rate loans. Average automobile loans decreased $1.0 billion and $844 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year and average home equity loans decreased $69 million and $68 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year as payoffs exceeded new loan production.

Wealth and Asset Management

Wealth and Asset Management provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. Wealth and Asset Management is made up of four main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; ClearArc Capital, Inc., an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full-service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. ClearArc Capital, Inc. provides asset management services. Fifth Third Private Bank offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provides advisory services for institutional clients including states and municipalities.

The following table contains selected financial data for the Wealth and Asset Management segment:

TABLE 32: Wealth and Asset Management

			For the three months ended		For the six months ended
			June 30,		June 30,
($ in millions)			2016	2015	2016	2015
Income Statement Data
Net interest income		$	44	29	87	58
Provision for loan and lease losses			1	1	1	3
Noninterest income:
Wealth and asset management revenue			98	102	197	206
Other noninterest income			2	1	5	6
Noninterest expense:
Personnel costs			42	42	87	86
Other noninterest expense			66	73	128	145
Income before income taxes			35	16	73	36
Applicable income tax expense			12	6	25	12
Net income	$		23	10	48	24
Average Balance Sheet Data
Loans and leases, including held for sale	$		3,113	2,709	3,090	2,605
Core deposits			8,357	9,739	8,611	9,765

Net income was $23 million for the three months ended June 30, 2016 compared to net income of $10 million for the same period in the prior year. Net income was $48 million for the six months ended June 30, 2016 compared to $24 million for the six months ended June 30, 2015. The increases for both periods were driven primarily by increases in net interest income as well as decreases in noninterest expense partially offset by decreases in noninterest income.

Net interest income increased $15 million and $29 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The increase for both periods was primarily due to an increase in FTP credit rates on core deposits and an increase in interest income on loans and leases driven by an increase in average balances. The increase in net interest income for both periods was partially offset by an increase in FTP charges due to an increase in average loan balances and an increase in FTP charge rates on loans and leases.

Provision for loan and lease losses was flat and decreased $2 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year.

Noninterest income decreased $3 million and $10 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily due to a $4 million and $9 million decrease in wealth and asset management revenue for the three and six months ended June 30, 2016, respectively, driven by a $5 million and $9 million decrease in transactional securities and brokerage fees as a result of lower sales and trading volume. The decrease for the three months ended was partially offset by a $2 million increase in private client service fees and institutional fees compared to the same period in the prior year.

Noninterest expense decreased $7 million and $16 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The decrease for both periods was primarily driven by decreases in other noninterest expense of $7 million and $17 million compared to the same periods in the prior year primarily due to a decrease in corporate overhead allocations partially offset by an increase in operational losses.

Average loans and leases increased $404 million and $485 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily due to increases in average residential mortgage loans and average other consumer loans driven by increases in new loan origination activity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average core deposits decreased $1.4 billion and $1.2 billion for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily due to a decline in average interest checking balances partially offset by an increase in average savings and money market deposits.

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

Net interest income for the three months ended June 30, 2016 was a negative $97 million compared to net interest income of $17 million for the same period in the prior year. Net interest income for the six months ended June 30, 2016 was a negative $174 million compared to net interest income of $5 million for the same period in the prior year. The decreases for both periods were primarily driven by an increase in FTP credits on deposits allocated to business segments driven by an increase in FTP credit rates as well as an increase in interest expense on long-term debt. The decreases in net interest income were partially offset by an increase in interest income on taxable securities and an increase in the benefit related to the FTP charges on loans and leases. The provision for loan and lease losses for the three and six months ended June 30, 2016 was a benefit of $26 million and $18 million, respectively, compared to a benefit of $3 million and $32 million for the three and six months ended June 30, 2015, respectively, due to increases in the allocation of provision expense to the business segments.

Noninterest income decreased $41 million and $48 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. The decrease in noninterest income for both periods included $50 million of negative valuation adjustments related to the Visa total return swap for both the three and six months ended June 30, 2016 compared with $2 million and $19 million, respectively, for the same periods in the prior year. In addition, the positive valuation adjustment on the stock warrant associated with Vantiv Holding, LLC was $19 million for the three months ended June 30, 2016 compared to the positive valuation adjustment of $14 million during the three months ended June 30, 2015. The positive valuation adjustments on the stock warrant associated with Vantiv Holding, LLC were $66 million for the six months ended June 30, 2016 compared to the positive valuation adjustments of $85 million during the six months ended June 30, 2015. Additionally, equity method earnings from the Bancorp’s interest in Vantiv Holding, LLC increased $2 million and $5 million compared to the three and six months ended June 30, 2015, respectively.

Noninterest expense was $23 million and $44 million for the three and six months ended June 30, 2016, respectively, compared to $6 million and $1 million for the three and six months ended June 30, 2015, respectively. The increase for both periods was primarily due to increases in personnel costs and the provision for the reserve for unfunded commitments partially offset by an increase in corporate overhead allocations from General Corporate and Other to the other business segments.

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

The following tables provide a summary of potential problem portfolio loans and leases:

TABLE 33: Potential Problem Portfolio Loans and Leases
As of June 30, 2016 ($ in millions)		Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$	1,416	1,418	2,038
Commercial mortgage loans		135	135	137
Commercial leases		32	32	33
Total potential problem portfolio loans and leases	$	1,583	1,585	2,208

TABLE 34: Potential Problem Portfolio Loans and Leases
As of December 31, 2015 ($ in millions)		Carrying Value	Unpaid Principal Balance	Exposure
Commercial and industrial loans	$	1,383	1,384	1,922
Commercial mortgage loans		170	171	172
Commercial construction loans		6	6	7
Commercial leases		36	36	39
Total potential problem portfolio loans and leases	$	1,595	1,597	2,140

In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of two risk grading systems. The risk grading system currently utilized for reserve analysis purposes encompasses ten categories. The Bancorp also maintains a dual risk rating system for credit approval and pricing, portfolio monitoring and capital allocation that includes a “through-the-cycle” rating philosophy for assessing a borrower’s creditworthiness. The dual risk rating system includes thirteen probabilities of default grade categories and an additional six grade categories for estimating losses given an event of default. The probability of default and loss given default evaluations are not separated in the ten-category risk rating system. The Bancorp has completed significant validation and testing of the dual risk rating system as a commercial credit risk management tool. The Bancorp is assessing the necessary modifications to the dual risk rating system outputs to develop a U.S. GAAP compliant ALLL model and will evaluate the use of modified dual risk ratings for purposes of determining the Bancorp’s ALLL as part of the Bancorp’s adoption of ASU 2016-13 “Measurement of Credit Losses on Financial Instruments,” which will be effective for the Bancorp on January 1, 2020. Scoring systems, various analytical tools and portfolio performance monitoring are used to assess the credit risk in the Bancorp’s homogenous consumer and small business loan portfolios.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Economic Overview

Economic growth continues to improve, and GDP is expected to maintain its modest expansionary pattern. The U.S. job market and wages are slowly but steadily improving. Consumer spending has been moderate and there are indications that manufacturing is stabilizing. Inflation continues to run below the FRB’s stated objective, but has increased over the past several months. Energy prices and the dollar have stabilized and are moving in a pattern that may continue the improvement in inflation and manufacturing. Housing prices have largely stabilized and are increasing in many markets. However, overall current economic and competitive conditions are causing weaker than desired qualified loan growth that combined with a weakness in global economic conditions and a relatively low interest rate environment, may directly or indirectly impact the Bancorp’s growth and profitability. Economic weakness in developed economies continues, growth has slowed in China and other developing economies and the British vote to exit the European Union has created market volatility and additional economic uncertainty. The FRB noted asymmetric risks to the downside in their latest assessment of the risks to their economic outlook.

Commercial Portfolio

The Bancorp’s credit risk management strategy seeks to minimize concentrations of risk through diversification. The Bancorp has commercial loan concentration limits based on industry, lines of business within the commercial segment, geography and credit product type. The risk within the commercial loan and lease portfolio is managed and monitored through an underwriting process utilizing detailed origination policies, continuous loan level reviews, monitoring of industry concentration and product type limits and continuous portfolio risk management reporting.

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

TABLE 35: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of June 30, 2016 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$108	200	1,997
Commercial mortgage nonowner-occupied loans	99	147	2,288
Total	$207	347	4,285

TABLE 36: Commercial Mortgage Loans Outstanding by LTV, Loans Greater Than $1 Million
As of December 31, 2015 ($ in millions)	LTV > 100%	LTV 80-100%	LTV < 80%
Commercial mortgage owner-occupied loans	$119	216	2,063
Commercial mortgage nonowner-occupied loans	120	194	2,032
Total	$239	410	4,095

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides detail on commercial loans and leases by industry classification (as defined by the North American Industry Classification System), by loan size and by state, illustrating the diversity and granularity of the Bancorp’s commercial loans and leases as of:

TABLE 37: Commercial Loan and Lease Portfolio (excluding loans held for sale)
	June 30, 2016			December 31, 2015
($ in millions)	Outstanding	Exposure	Nonaccrual	Outstanding	Exposure	Nonaccrual
By Industry:
Manufacturing	$10,947	20,882	80	10,572	20,422	70
Real estate	7,120	11,391	36	6,494	10,293	40
Financial services and insurance	6,179	12,462	3	5,896	13,021	3
Healthcare	4,745	6,765	38	4,676	6,879	22
Business services	4,581	6,902	76	4,471	6,765	96
Retail trade	3,896	7,519	2	3,764	7,391	8
Wholesale trade	3,837	6,790	16	4,082	7,254	23
Transportation and warehousing	3,316	4,714	1	3,111	4,619	1
Communication and information	3,017	5,050	1	2,913	5,052	2
Accommodation and food	2,738	4,416	6	2,507	4,104	6
Construction	1,967	3,514	7	1,871	3,403	8
Entertainment and recreation	1,529	2,691	4	1,210	2,066	4
Mining	1,455	2,477	234	1,499	2,695	36
Utilities	1,093	2,598	-	1,217	2,854	-
Other services	813	1,029	25	864	1,188	10
Public administration	471	517	-	495	562	-
Agribusiness	306	470	3	368	527	4
Individuals	97	119	2	139	187	2
Other	10	15	5	7	6	6
Total	$58,117	100,321	539	56,156	99,288	341
By Loan Size:
Less than $200,000	1%	1	4	1	1	7
$200,000 - $1 million	3	3	6	4	3	10
$1 million - $5 million	9	8	17	10	8	25
$5 million - $10 million	7	6	22	8	7	25
$10 million - $25 million	24	21	40	24	21	15
Greater than $25 million	56	61	11	53	60	18
Total	100%	100	100	100	100	100
By State:
Ohio	15%	16	5	16	17	8
Michigan	8	7	6	8	7	9
Florida	8	7	5	8	7	12
Illinois	7	7	9	7	8	20
Indiana	4	5	4	5	5	4
North Carolina	4	4	1	4	4	1
Tennessee	3	3	-	3	3	-
Kentucky	3	3	2	3	3	1
Pennsylvania	3	3	5	3	3	2
All other states	45	45	63	43	43	43
Total	100%	100	100	100	100	100

The Bancorp’s non-power producing energy and nonowner-occupied commercial real estate portfolios have been identified by the Bancorp as loans which it believes represent a higher level of risk compared to the rest of the Bancorp’s commercial loan portfolio, due to economic or market conditions within the Bancorp’s key lending areas.

Due to the sensitivity of the non-power producing energy portfolio to downward movements in oil prices, the Bancorp has seen migration in the portfolio into criticized classifications during 2015 and the six months ended June 30, 2016. The reserve-based energy loans that the Bancorp holds are senior secured loans with a borrowing base that is re-determined on a semi-annual basis.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables provide an analysis of the non-power producing energy loan portfolio:

TABLE 38: Non-Power Producing Energy Portfolio
							Net Charge-offs for June 30, 2016
As of June 30, 2016 ($ in millions)	Pass	Criticized	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Reserve-based lending	$220	466	686	1,171	-	125	-	-
Midstream	305	-	305	1,011	-	-	-	-
Oil field services	158	83	241	411	-	44	2	11
Oil and gas	76	92	168	505	-	22	-	-
Refining	120	-	120	651	-	-	-	-
Total	$879	641	1,520	3,749	-	191	2	11

TABLE 39: Non-Power Producing Energy Portfolio
							Net Charge-offs for June 30, 2015
As of June 30, 2015 ($ in millions)	Pass	Criticized	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
Reserve-based lending	$630	186	816	1,352	-	11	-	-
Midstream	218	-	218	1,003	-	-	-	-
Oil field services	259	83	342	515	-	-	-	-
Oil and gas	109	6	115	557	-	1	-	-
Refining	64	-	64	628	-	-	-	-
Total	$1,280	275	1,555	4,055	-	12	-	-

The following tables provide an analysis of nonowner-occupied commercial real estate loans (excluding loans held for sale):

TABLE 40: Nonowner-Occupied Commercial Real Estate(a)
As of June 30, 2016 ($ in millions)					Net Charge-offs for June 30, 2016
($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Ohio	$1,295	1,701	-	6	-	-
Florida	826	1,255	-	1	1	1
Illinois	719	1,156	-	1	-	-
Michigan	593	678	-	13	1	1
North Carolina	454	749	-	2	1	1
Indiana	261	442	-	-	-	-
All other states	2,715	4,761	-	4	3	3
Total	$6,863	10,742	-	27	6	6
(a) Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

TABLE 41: Nonowner-Occupied Commercial Real Estate(a)
					Net Charge-offs (Recoveries) for June 30, 2015
As of June 30, 2015 ($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Ohio	$1,392	1,721	-	5	-	(1)
Florida	586	950	-	15	3	3
Illinois	547	970	-	6	-	-
Michigan	651	694	-	3	-	-
North Carolina	377	609	-	-	(1)	(1)
Indiana	278	399	-	-	-	-
All other states	2,092	3,912	-	14	5	5
Total	$5,923	9,255	-	43	7	6
(a)	Included in commercial mortgage loans and commercial construction loans in the Loans and Leases subsection of the Balance Sheet Analysis section of MD&A.

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

The Bancorp’s consumer portfolio is materially comprised of three categories of loans: residential mortgage loans, home equity and automobile loans. The Bancorp has identified certain categories within these three categories of loans which it believes represent a higher level of risk compared to the rest of the consumer loan portfolio due to high loan amount to collateral value. The Bancorp does not update LTV ratios for the consumer portfolio subsequent to origination except as part of the charge-off process for real estate secured loans. Among consumer portfolios, legacy underwritten residential mortgage and brokered home equity portfolios exhibited the most stress during the credit crisis. As of June 30, 2016, consumer real estate loans originated from 2005 through 2008 represent approximately 19% of the consumer real estate portfolio. These loans account for 44% and 52% of total consumer real estate secured losses for the three and six months ended June 30, 2016, respectively. Current loss rates in the residential mortgage and home equity portfolios are below pre-crisis levels. In addition to the consumer real estate portfolio, credit risk management continues to closely monitor the automobile portfolio performance. Increased competition in the marketplace has led to industry-wide loosening of underwriting guidelines. Fifth Third actively manages the automobile portfolio through concentration limits, which mitigates credit risk through limiting the exposure to lower FICO scores, higher advance rates and extended term originations.

Residential mortgage portfolio

The Bancorp manages credit risk in the residential mortgage portfolio through conservative underwriting and documentation standards and geographic and product diversification. The Bancorp may also package and sell loans in the portfolio.

The Bancorp does not originate mortgage loans that permit customers to defer principal payments or make payments that are less than the accruing interest. The Bancorp originates both fixed-rate and ARM loans. Resets of rates on ARMs are not expected to have a material impact on credit costs in the current interest rate environment, as approximately $835 million of ARM loans will have rate resets during the next twelve months. Of these resets, 65% are expected to experience an increase in rate, with an average increase of approximately one third of a percent.

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

The following table provides an analysis of the residential mortgage portfolio loans outstanding by LTV at origination as of:

TABLE 42: Residential Mortgage Portfolio Loans by LTV at Origination
	June 30, 2016		December 31, 2015
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
LTV ≤ 80%	$10,711	65.9%	$10,198	65.6%
LTV > 80%, with mortgage insurance	1,302	93.4	1,300	93.3
LTV > 80%, no mortgage insurance	2,294	95.9	2,218	96.0
Total	$14,307	73.5%	$13,716	73.4%

The following tables provide an analysis of the residential mortgage portfolio loans outstanding with a greater than 80% LTV ratio and no mortgage insurance:

TABLE 43: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
				Net Charge-offs for June 30, 2016
As of June 30, 2016 ($ in millions)	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Ohio	$561	1	4	1	1
Illinois	416	-	1	-	-
Florida	307	1	3	-	-
Michigan	290	1	1	-	1
Indiana	159	-	1	-	-
North Carolina	115	-	1	-	-
Kentucky	89	1	-	-	-
All other states	357	1	1	-	-
Total	$2,294	5	12	1	2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 44: Residential Mortgage Portfolio Loans, LTV Greater than 80%, No Mortgage Insurance
				Net Charge-offs for June 30, 2015
As of June 30, 2015 ($ in millions)	Outstanding	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Ohio	$520	1	6	1	2
Illinois	321	-	1	-	1
Florida	257	2	3	-	-
Michigan	272	1	2	1	1
Indiana	126	-	2	-	-
North Carolina	106	-	1	-	-
Kentucky	78	-	-	-	-
All other states	251	1	2	-	-
Total	$1,931	5	17	2	4

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

The ALLL provides coverage for probable and estimable losses in the home equity portfolio. The allowance attributable to the portion of the home equity portfolio that has not been restructured in a TDR is calculated on a pooled basis with senior lien and junior lien categories segmented in the determination of the probable credit losses in the home equity portfolio. The modeled loss factor for the home equity portfolio is based on the trailing twelve month historical loss rate for each category, as adjusted for certain prescriptive loss rate factors and certain qualitative adjustment factors to reflect risks associated with current conditions and trends. The prescriptive loss rate factors include adjustments for delinquency trends, LTV trends and refreshed FICO score trends. The qualitative factors include adjustments for changes in policies or procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values and geographic concentrations. The Bancorp considers home price index trends when determining the collateral value qualitative factor.

The home equity portfolio is managed in two primary groups: loans outstanding with a combined LTV greater than 80% and those loans with a LTV 80% or less based upon appraisals at origination. The carrying value of the greater than 80% LTV home equity loans and 80% or less LTV home equity loans were $2.5 billion and $5.5 billion, respectively, as of June 30, 2016. Of the total $8.0 billion of outstanding home equity loans:

●	86% reside within the Bancorp’s Midwest footprint of Ohio, Michigan, Kentucky, Indiana and Illinois as of June 30, 2016;
●	36% are in senior lien positions and 64% are in junior lien positions at June 30, 2016;
●	Over 81% of non-delinquent borrowers made at least one payment greater than the minimum payment during the three months ended June 30, 2016; and
●	The portfolio had an average refreshed FICO score of 742 at both June 30, 2016 and December 31, 2015.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table provides an analysis of home equity portfolio loans outstanding disaggregated based upon refreshed FICO score as of:

TABLE 45: Home Equity Portfolio Loans Outstanding by Refreshed FICO Score
	June 30, 2016		December 31, 2015
($ in millions)	Outstanding	% of Total	Outstanding	% of Total
Senior Liens:
FICO ≤ 620	$158	2%	$159	2%
FICO 621-719	558	7	563	7
FICO ≥ 720	2,154	27	2,210	26
Total senior liens	2,870	36	2,932	35
Junior Liens:
FICO ≤ 620	376	5	389	5
FICO 621-719	1,324	17	1,399	17
FICO ≥ 720	3,418	42	3,581	43
Total junior liens	5,118	64	5,369	65
Total	$7,988	100%	$8,301	100%

The Bancorp believes that home equity portfolio loans with a greater than 80% combined LTV ratio present a higher level of risk. The following table provides an analysis of the home equity portfolio loans outstanding in a senior and junior lien position by LTV at origination as of:

TABLE 46: Home Equity Portfolio Loans Outstanding by LTV at Origination
	June 30, 2016		December 31, 2015
($ in millions)	Outstanding	Weighted- Average LTV	Outstanding	Weighted- Average LTV
Senior Liens:
LTV ≤ 80%	$2,512	55.2%	$2,557	55.1%
LTV > 80%	358	89.1	375	89.1
Total senior liens	2,870	59.7	2,932	59.7
Junior Liens:
LTV ≤ 80%	2,984	67.6	3,088	67.6
LTV > 80%	2,134	90.8	2,281	90.9
Total junior liens	5,118	78.9	5,369	79.2
Total	$7,988	71.5%	$8,301	71.8%

The following tables provide an analysis of home equity portfolio loans by state with combined LTV greater than 80%:

TABLE 47: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%
					Net Charge-offs for June 30, 2016
As of June 30, 2016 ($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Ohio	$1,046	1,813	-	10	1	3
Michigan	477	723	-	6	1	1
Illinois	285	430	-	4	1	1
Indiana	202	327	-	3	-	1
Kentucky	190	320	-	2	-	-
Florida	88	122	-	2	-	-
All other states	204	285	-	4	-	1
Total	$2,492	4,020	-	31	3	7

TABLE 48: Home Equity Portfolio Loans Outstanding with a LTV Greater than 80%
					Net Charge-offs for June 30, 2015
As of June 30, 2015 ($ in millions)	Outstanding	Exposure	90 Days Past Due	Nonaccrual	Three Months Ended	Six Months Ended
By State:
Ohio	$1,089	1,816	-	9	2	4
Michigan	568	831	-	5	1	2
Illinois	323	482	-	5	1	3
Indiana	237	377	-	3	1	2
Kentucky	226	368	-	2	-	1
Florida	100	137	-	3	-	-
All other states	239	329	-	5	1	2
Total	$2,782	4,340	-	32	6	14

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Automobile portfolio

The automobile portfolio is characterized by direct and indirect lending products to consumers. As of June 30, 2016, 48% of the automobile loan portfolio is comprised of loans collateralized by new automobiles. It is a common industry practice to advance on automobile loans an amount in excess of the automobile value due to the inclusion of taxes, title and other fees paid at closing. The Bancorp monitors its exposure to these higher risk loans.

The following table provides an analysis of automobile portfolio loans outstanding by LTV at origination as of:

TABLE 49: Automobile Portfolio Loans Outstanding by LTV at Origination
	June 30, 2016		December 31, 2015
($ in millions)	Outstanding	Weighted-Average LTV	Outstanding	Weighted-Average LTV
LTV ≤ 100%	$ 7,179	81.9%	$ 7,740	81.7%
LTV > 100%	3,492	111.3	3,753	111.3
Total	$ 10,671	91.9%	$ 11,493	91.7%

The following table provides an analysis of the Bancorp’s automobile portfolio loans with a LTV at origination greater than 100%:

TABLE 50: Automobile Portfolio Loans Outstanding with a LTV Greater than 100%
As of ($ in millions)				Net Charge-offs for the
	Outstanding	90 Days Past Due and Accruing	Nonaccrual	Three Months Ended	Six Months Ended
June 30, 2016	$3,492	4	2	4	10
June 30, 2015	3,819	4	1	5	10

HAMP and HARP Programs

For residential mortgage loans serviced for FHLMC and FNMA, the Bancorp participates in the HAMP and HARP 2.0 programs. For loans refinanced under the HARP 2.0 program, the Bancorp strictly adheres to the underwriting requirements of the program. Loan restructuring under the HAMP program is performed on behalf of FHLMC or FNMA and the Bancorp does not take possession of these loans during the modification process. Therefore, participation in these programs does not significantly impact the Bancorp’s credit quality statistics. The Bancorp participates in trial modifications in conjunction with the HAMP program for loans it services for FHLMC and FNMA. As these trial modifications relate to loans serviced for others, they are not included in the Bancorp’s TDRs as they are not assets of the Bancorp. In the event there is a representation and warranty violation on loans sold through the programs, the Bancorp may be required to repurchase the sold loans. As of June 30, 2016, repurchased loans restructured or refinanced under these programs were immaterial to the Condensed Consolidated Financial Statements. Additionally, as of June 30, 2016, and December 31, 2015, $16 million and $14 million, respectively, of loans refinanced under HARP 2.0 were included in loans held for sale in the Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2016 the Bancorp recognized $2 million and $3 million, respectively, of noninterest income in mortgage banking net revenue in the Condensed Consolidated Statements of Income related to the sale of loans restructured or refinanced under the HAMP and HARP 2.0 programs compared to $2 million and $4 million for the same periods in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

European Exposure

The Bancorp has no direct sovereign exposure to any European nation as of June 30, 2016. In providing services to our customers, the Bancorp routinely enters into financial transactions with foreign domiciled and U.S. subsidiaries of foreign businesses as well as foreign financial institutions. These financial transactions are in the form of loans, loan commitments, letters of credit, derivatives, guarantees, banker’s acceptances and securities. The Bancorp’s risk appetite for foreign country exposure is managed by having established country exposure limits. The Bancorp’s total exposure to European domiciled or owned businesses and European financial institutions was $3.4 billion and funded exposure was $1.8 billion as of June 30, 2016. Additionally, the Bancorp was within its established country exposure limits for all European countries.

The Bancorp has been closely monitoring the Brexit situation and its potential impact on the Bancorp. The Bancorp’s United Kingdom exposure is shown in the following table.

The following table provides detail about the Bancorp’s exposure to all European domiciled and U.S. subsidiaries of European businesses as well as European financial institutions as of June 30, 2016:

TABLE 51: European Exposure
		Sovereigns		Financial Institutions		Non-Financial Institutions		Total
($ in millions)		Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure	Total Exposure(a)	Funded Exposure
Peripheral Europe(b)	$	-	-	262	190	120	46	382	236
Other Eurozone(c)		-	-	391	169	1,698	908	2,089	1,077
Total Eurozone	$	-	-	653	359	1,818	954	2,471	1,313
United Kingdom		-	-	70	67	702	334	772	401
Other Europe(d)		-	-	66	5	118	41	184	46
Total Europe	$	-	-	789	431	2,638	1,329	3,427	1,760
(a)	Total exposure includes funded exposure and unfunded commitments.
(b)	Peripheral Europe includes Greece, Ireland, Italy, Portugal and Spain.
(c)	Eurozone includes countries participating in the European common currency (Euro).
(d)	Other Europe includes European countries not part of the Eurozone (primarily Switzerland, Turkey and Norway).

Analysis of Nonperforming Assets

Nonperforming assets include nonaccrual loans and leases for which ultimate collectability of the full amount of the principal and/or interest is uncertain; restructured commercial and credit card loans which have not yet met the requirements to be classified as a performing asset; restructured consumer loans which are 90 days past due based on the restructured terms unless the loan is both well-secured and in the process of collection; and certain other assets, including OREO and other repossessed property. A summary of nonperforming assets is included in Table 52. Refer to the nonaccrual loan and leases section of Note 1 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional delinquency and nonperforming asset information.

Nonperforming assets were $825 million at June 30, 2016 compared to $659 million at December 31, 2015. At June 30, 2016, $20 million of nonaccrual loans were held for sale, compared to $12 million at December 31, 2015.

Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO were 0.86% as of June 30, 2016 compared to 0.70% as of December 31, 2015. Nonaccrual loans and leases secured by real estate were 31% of nonaccrual loans and leases as of June 30, 2016 compared to 43% as of December 31, 2015.

Commercial portfolio nonaccrual loans and leases were $539 million at June 30, 2016, an increase of $198 million from December 31, 2015 primarily due to a $185 million increase associated with the reserve-based lending energy portfolio and the impact of low oil prices during the first half of 2016.

Consumer nonperforming loans and leases were $154 million at June 30, 2016, a decrease of $11 million from December 31, 2015. Geographical market conditions continue to be a large driver of nonaccrual activity as Florida properties represent approximately 11% of residential mortgage balances, but represent 27% of nonaccrual loans at June 30, 2016. Refer to Table 53 for a rollforward of the nonperforming loans and leases.

OREO and other repossessed property was $112 million at June 30, 2016, compared to $141 million at December 31, 2015. The Bancorp recognized $6 million and $5 million in losses on the sale or write-down of OREO properties for the three months ended June 30, 2016 and 2015, respectively, and $9 million and $13 million in losses on the sale or write-down of OREO properties for the six months ended June 30, 2016 and 2015, respectively. The decrease for the six months ended June 30, 2016 compared to the same period in the prior year was primarily due to modest improvement in general economic conditions.

For the three and six months ended June 30, 2016, approximately $11 million and $22 million, respectively, of interest income would have been recognized if the nonaccrual and renegotiated loans and leases on nonaccrual status had been current in accordance with their original terms. For the three and six months ended June 30, 2015 approximately $9 million and $17 million, respectively, of interest income would have been recognized. Although these values help demonstrate the costs of carrying nonaccrual credits, the Bancorp does not expect to recover the full amount of interest as nonaccrual loans and leases are generally carried below their principal balance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 52: Summary of Nonperforming Assets and Delinquent Loans
As of ($ in millions)	June 30, 2016	December 31, 2015
Nonaccrual portfolio loans and leases:
Commercial and industrial loans	$254	82
Commercial mortgage loans	39	56
Commercial leases	4	-
Residential mortgage loans	27	28
Home equity	61	62
Nonaccrual portfolio restructured loans and leases:
Commercial and industrial loans	213	177
Commercial mortgage loans(c)	29	25
Commercial leases	-	1
Residential mortgage loans	16	23
Home equity	18	17
Automobile loans	2	2
Credit card	30	33
Total nonaccrual portfolio loans and leases(b)	693	506
OREO and other repossessed property	112	141
Total nonperforming portfolio assets	805	647
Nonaccrual loans held for sale	20	1
Nonaccrual restructured loans held for sale	-	11
Total nonperforming assets	$825	659
Loans and leases 90 days past due and still accruing
Commercial and industrial loans	$2	7
Residential mortgage loans(a)	38	40
Automobile loans	7	10
Credit card	18	18
Total loans and leases 90 days past due and still accruing	$65	75
Nonperforming portfolio assets as a percent of portfolio loans and leases and OREO	0.86%	0.70
ALLL as a percent of nonperforming portfolio assets	161	197
(a)

Information for all periods presented excludes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. These advances were $284 as of June 30, 2016 and $335 as of December 31, 2015. The Bancorp recognized $1 and $3 on these insured or guaranteed loans for the three and six months ended June 30, 2016, respectively, and $2 and $4 for the three and six months ended June 30, 2015, respectively.

(b)

Includes $4 and $6 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at June 30, 2016 and December 31, 2015, respectively, and $1 and $2 of restructured nonaccrual government insured commercial loans at June 30, 2016 and December31, 2015, respectively.

(c)

Excludes $20 of restructured nonaccrual loans at both June 30, 2016 and December 31, 2015, associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

The following table provides a rollforward of portfolio nonaccrual loans and leases, by portfolio segment:

TABLE 53: Rollforward of Portfolio Nonaccrual Loans and Leases
For the six months ended June 30, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Total
Balance, beginning of period	$341	51	114	506
Transfers to nonaccrual status	411	31	80	522
Transfers to accrual status	(9)	(26)	(38)	(73)
Transfers to held for sale	(3)	-	-	(3)
Loans sold from portfolio	(8)	-	-	(8)
Loan paydowns/payoffs	(91)	(4)	(16)	(111)
Transfers to OREO	(4)	(7)	(6)	(17)
Charge-offs	(112)	(2)	(23)	(137)
Draws/other extensions of credit	14	-	-	14
Balance, end of period	$539	43	111	693
For the six months ended June 30, 2015 ($ in millions)
Balance, beginning of period	$367	77	135	579
Transfers to nonaccrual status	146	35	74	255
Transfers to accrual status	(4)	(18)	(31)	(53)
Transfers from held for sale	-	5	-	5
Loans sold from portfolio	(8)	-	-	(8)
Loan paydowns/payoffs	(106)	(8)	(14)	(128)
Transfers to OREO	(19)	(19)	(8)	(46)
Charge-offs	(94)	(10)	(30)	(134)
Draws/other extensions of credit	5	-	-	5
Balance, end of period	$287	62	126	475

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

Consumer restructured loans on accrual status totaled $982 million and $979 million at June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, the percent of restructured residential mortgage loans, home equity loans and credit card loans that are past due 30 days or more from their modified terms were 27%, 10% and 26%, respectively.

The following tables summarize TDRs by loan type and delinquency status:

TABLE 54: Accruing and Nonaccruing Portfolio TDRs
	Accruing
As of June 30, 2016 ($ in millions)	Current	30-89 Days Past Due	90 Days or More Past Due	Nonaccruing	Total
Commercial loans(b)	$429	2	-	242	673
Residential mortgage loans(a)	476	56	101	16	649
Home equity	292	16	-	18	326
Automobile loans	15	-	-	2	17
Credit card	23	3	-	30	56
Total	$1,235	77	101	308	1,721
(a)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2016, these advances represented $241 of current loans, $45 of 30-89 days past due loans and $88 of 90 days or more past due loans.

(b)

As of June 30, 2016, excludes $7 of restructured accruing loans and $20 of restructured nonaccrual loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

TABLE 55: Accruing and Nonaccruing Portfolio TDRs
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

Analysis of Net Loan Charge-offs

Net charge-offs were 37 bps and 39 bps of average portfolio loans and leases for both the three and six months ended June 30, 2016 and 2015, respectively. Table 56 provides a summary of credit loss experience and net charge-offs as a percent of average portfolio loans and leases outstanding by loan category.

The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases was 32 bps during both the three months ended June 30, 2016 and 2015. The ratio of commercial loan and lease net charge-offs to average portfolio commercial loans and leases increased to 35 bps during the six months ended June 30, 2016 compared to 30 bps during the same period in the prior year. The increase for the six months ended June 30, 2016 included $11 million of charge-offs in the energy portfolio related to oil field services loans, included in net charge-offs on commercial and industrial loans, and a $3 million increase in net charge-offs on commercial leases.

The ratio of consumer loan and lease net charge-offs to average portfolio consumer loans and leases decreased to 45 bps and 46 bps during the three and six months ended June 30, 2016, respectively, compared to 46 bps and 52 bps for the three and six months ended June 30, 2015, respectively. Residential mortgage loan net charge-offs, which typically involve partial charge-offs based upon appraised values of underlying collateral, decreased $3 million and $6 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year driven by improvements in delinquencies and loss severities. The Bancorp expects the composition of the residential mortgage portfolio to improve as it continues to retain high quality residential mortgage loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Home equity net charge-offs decreased $3 million and $9 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily due to improvements in loss severities. Management actively manages lines of credit and makes reductions in lending limits when it believes it is necessary based on FICO score deterioration and property devaluation.

Automobile loan net charge-offs increased $4 million for both the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year primarily due to a strategic shift focusing on improving risk adjusted return along with a modest decline in used car values at auction.

Credit card and other consumer loans and leases net charge-offs remained relatively flat compared to the same periods in the prior year. The Bancorp utilizes a risk-adjusted pricing methodology to ensure adequate compensation is received for those products that have higher credit costs.

TABLE 56: Summary of Credit Loss Experience
	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015
Losses charged-off:
Commercial and industrial loans	$(43)	(40)	(94)	(83)
Commercial mortgage loans	(7)	(14)	(15)	(19)
Commercial leases	(1)	-	(3)	-
Residential mortgage loans	(5)	(8)	(10)	(17)
Home equity	(10)	(13)	(20)	(30)
Automobile loans	(12)	(9)	(26)	(22)
Credit card	(23)	(24)	(46)	(48)
Other consumer loans and leases	(4)	(4)	(8)	(8)
Total losses charged-off	$(105)	(112)	(222)	(227)
Recoveries of losses previously charged-off:
Commercial and industrial loans	$4	6	8	11
Commercial mortgage loans	1	3	2	7
Commercial construction loans	-	-	1	-
Residential mortgage loans	3	3	5	6
Home equity	4	4	7	8
Automobile loans	4	5	10	10
Credit card	2	3	5	6
Other consumer loans and leases	-	2	1	2
Total recoveries of losses previously charged-off	$18	26	39	50
Net losses charged-off:
Commercial and industrial loans	$(39)	(34)	(86)	(72)
Commercial mortgage loans	(6)	(11)	(13)	(12)
Commercial construction loans	-	-	1	-
Commercial leases	(1)	-	(3)	-
Residential mortgage loans	(2)	(5)	(5)	(11)
Home equity	(6)	(9)	(13)	(22)
Automobile loans	(8)	(4)	(16)	(12)
Credit card	(21)	(21)	(41)	(42)
Other consumer loans and leases	(4)	(2)	(7)	(6)
Total net losses charged-off	$(87)	(86)	(183)	(177)
Net losses charged-off as a percent of average portfolio loans and leases:
Commercial and industrial loans	0.36%	0.32	0.40	0.35
Commercial mortgage loans	0.38	0.62	0.36	0.34
Commercial construction loans	-	-	(0.03)	-
Commercial leases	0.09	-	0.14	-
Total commercial loans and leases	0.32%	0.32	0.35	0.30
Residential mortgage loans	0.06	0.16	0.07	0.17
Home equity	0.30	0.41	0.33	0.51
Automobile loans	0.26	0.14	0.29	0.21
Credit card	3.92	3.62	3.82	3.61
Other consumer loans and leases	2.42	2.45	2.35	3.20
Total consumer loans and leases	0.45%	0.46	0.46	0.52
Total net losses charged-off as a percent of average portfolio loans and leases	0.37%	0.37	0.39	0.39

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp also considers overall asset quality trends, credit administration and portfolio management practices, risk identification practices, credit policy and underwriting practices, overall portfolio growth, portfolio concentrations and current economic conditions that might impact the portfolio. More information on the ALLL can be found in the Critical Accounting Policies section of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015.

During the six months ended June 30, 2016, the Bancorp refined certain estimation techniques associated with the ALLL. Such refinements included the introduction of individual loss rate mitigation analyses for each commercial loan portfolio class as contrasted to the single composite loss rate mitigation analysis for the entire commercial loan portfolio which was used in prior periods. These refinements did not substantively change any material aspect of the Bancorp’s overall approach in the determination of the ALLL and there have been no material changes in assumptions as compared to prior periods that impacted the determination of the current period allowance. In addition to the ALLL, the Bancorp maintains a reserve for unfunded commitments recorded in other liabilities in the Condensed Consolidated Balance Sheets. The methodology used to determine the adequacy of this reserve is similar to the Bancorp’s methodology for determining the ALLL. The provision for unfunded commitments is included in other noninterest expense in the Condensed Consolidated Statements of Income.

The ALLL attributable to the portion of the residential mortgage and consumer loan and lease portfolio that has not been restructured is determined on a pooled basis with the segmentation based on the similarity of credit risk characteristics. Loss factors for consumer loans are developed for each pool based on the trailing twelve month historical loss rate, as adjusted for certain prescriptive loss rate factors and certain qualitative adjustment factors. The prescriptive loss rate factors and qualitative adjustments are designed to reflect risks associated with current conditions and trends which are not believed to be fully reflected in the trailing twelve month historical loss rate. For real estate backed consumer loans, the prescriptive loss rate factors include adjustments for delinquency trends, LTV trends, refreshed FICO score trends and product mix, and the qualitative factors include adjustments for changes in policies or procedures in underwriting, monitoring or collections, economic conditions, portfolio mix, lending and risk management personnel, results of internal audit and quality control reviews, collateral values and geographic concentrations. The Bancorp considers home price index trends in its footprint and the volatility of collateral valuation trends when determining the collateral value qualitative factor.

The Bancorp’s determination of the ALLL for commercial loans is sensitive to the risk grades it assigns to these loans. In the event that 10% of commercial loans in each risk category would experience a downgrade of one risk category, the allowance for commercial loans would have increased by approximately $184 million at June 30, 2016. In addition, the Bancorp’s determination of the ALLL for residential mortgage loans and consumer loans is sensitive to changes in estimated loss rates. In the event that estimated loss rates would increase by 10%, the ALLL for residential mortgage loans and consumer loans would have increased by approximately $31 million at June 30, 2016. As several qualitative and quantitative factors are considered in determining the ALLL, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the ALLL. They are intended to provide insights into the impact of adverse changes to risk grades and estimated loss rates and do not imply any expectation of future deterioration in the risk ratings or loss rates. Given current processes employed by the Bancorp, management believes the risk grades and estimated loss rates currently assigned are appropriate.

TABLE 57: Changes in Allowance for Credit Losses

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015
ALLL:
Balance, beginning of period	$1,295	1,300	1,272	1,322
Losses charged-off	(105)	(112)	(222)	(227)
Recoveries of losses previously charged-off	18	26	39	50
Provision for loan and lease losses	91	79	210	148
Balance, end of period	$1,299	1,293	1,299	1,293
Reserve for unfunded commitments:
Balance, beginning of period	$144	130	138	135
Provision for (benefit from) unfunded commitments	7	2	13	(2)
Charge-offs	-	-	-	(1)
Balance, end of period	$151	132	151	132

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

An unallocated component of the ALLL is maintained to recognize the imprecision in estimating and measuring loss. The unallocated allowance as a percent of total portfolio loans and leases was 0.12% at both June 30, 2016 and December 31, 2015. The unallocated allowance was 9% of the total allowance at both June 30, 2016 and December 31, 2015.

As shown in Table 58, the ALLL as a percent of portfolio loans and leases was 1.38% at June 30, 2016 compared to 1.37% at December 31, 2015. The ALLL was $1.3 billion at both June 30, 2016 and December 31, 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE 58: Attribution of Allowance for Loan and Lease Losses to Portfolio Loans and Leases

As of ($ in millions)	June 30, 2016	December 31, 2015
Attributed ALLL:
Commercial and industrial loans	$758	652
Commercial mortgage loans	86	117
Commercial construction loans	14	24
Commercial leases	15	47
Residential mortgage loans	98	100
Home equity	61	67
Automobile loans	38	40
Credit card	95	99
Other consumer loans and leases	17	11
Unallocated	117	115
Total ALLL	$1,299	1,272
Portfolio loans and leases:
Commercial and industrial loans	$43,558	42,131
Commercial mortgage loans	6,875	6,957
Commercial construction loans	3,706	3,214
Commercial leases	3,978	3,854
Residential mortgage loans	14,307	13,716
Home equity	7,988	8,301
Automobile loans	10,671	11,493
Credit card	2,172	2,259
Other consumer loans and leases	654	657
Total portfolio loans and leases	$93,909	92,582
Attributed ALLL as a percent of respective portfolio loans and leases:
Commercial and industrial loans	1.74%	1.55
Commercial mortgage loans	1.25	1.68
Commercial construction loans	0.38	0.75
Commercial leases	0.38	1.22
Residential mortgage loans	0.68	0.73
Home equity	0.76	0.81
Automobile loans	0.36	0.35
Credit card	4.37	4.38
Other consumer loans and leases	2.60	1.67
Unallocated (as a percent of total portfolio loans and leases)	0.12	0.12
Attributed ALLL as a percent of total portfolio loans and leases	1.38%	1.37

MARKET RISK MANAGEMENT

Market risk arises from the potential for market fluctuations in interest rates, commodity prices, foreign exchange rates and equity prices that may result in potential reductions in net income. Interest rate risk, a component of market risk, is the exposure to adverse changes in net interest income or financial position due to changes in interest rates. Management considers interest rate risk a prominent market risk in terms of its potential impact on earnings. Interest rate risk can occur for any one or more of the following reasons:

        ●  Assets and liabilities may mature or reprice at different times;

        ●  Short-term and long-term market interest rates may change by different amounts; or

        ●  The expected maturity of various assets or liabilities may shorten or lengthen as interest rates change.

In addition to the direct impact of interest rate changes on net interest income, interest rates can indirectly impact earnings through their effect on loan and deposit demand, credit losses, mortgage originations, the value of servicing rights and other sources of the Bancorp’s earnings. Stability of the Bancorp’s net income is largely dependent upon the effective management of interest rate risk. Management continually reviews the Bancorp’s balance sheet composition and earnings flows and models the interest rate risk, and possible actions to reduce this risk, given numerous possible future interest rate scenarios. A series of Policy Limits and Key Risk Indicators are monitored to ensure that this risk is managed within the Bancorp’s risk appetite.

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

Net Interest Income Sensitivity

The Bancorp employs a variety of measurement techniques to identify and manage its interest rate risk, including the use of an NII simulation model to analyze the sensitivity of net interest income to changes in interest rates. The model is based on contractual and assumed cash flows and repricing characteristics for all of the Bancorp’s assets, liabilities and off-balance sheet exposures and incorporates market-based assumptions regarding the effect of changing interest rates on the prepayment rates of certain assets and attrition rates of certain liabilities. The model also includes senior management’s projections of the future volume and pricing of each of the product lines offered by the Bancorp as well as other pertinent assumptions. Actual results may differ from simulated results due to timing, magnitude and frequency of interest rate changes, deviations from projected assumptions, as well as changes in market conditions and management strategies.

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

Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase when market rates increase. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which the Bancorp deposit rates will increase for a given increase in short-term market rates. The Bancorp’s NII sensitivity modeling assumes a weighted-average interest-bearing deposit beta of approximately 69%, which is approximately 20 percentage points higher than the beta that the Bancorp experienced in the last FRB tightening cycle from June 2004 to June 2006.

The Bancorp continually evaluates the sensitivity of its interest rate risk measures to these important deposit modeling assumptions. The Bancorp also evaluates the sensitivity of other important modeling assumptions, such as loan and security prepayments and early withdrawals on fixed-rate customer liabilities.

The following table shows the Bancorp’s estimated net interest income sensitivity profile and ALCO policy limits as of:

TABLE 59: Estimated NII Sensitivity Profile and ALCO Policy Limits

	June 30, 2016				June 30, 2015
	% Change in NII (FTE)		ALCO Policy Limits		% Change in NII (FTE)		ALCO Policy Limits
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months	12 Months	13-24 Months
+200	3.07%	11.51	(4.00)	(6.00)	1.63	6.65	(4.00)	(6.00)
+100	1.68	6.92	-	-	0.89	4.23	-	-
-50	(4.03)	(7.08)	-	-	N/A	N/A	-	-

At June 30, 2016, the Bancorp’s net interest income would benefit in both year one and year two under the parallel rate ramp increases. The Bancorp’s net interest income would decline in both year one and year two under the parallel 50 bps rate decrease. The net interest income sensitivity profile is attributable to the combination of floating-rate assets, including the predominantly floating-rate commercial loan portfolio, and certain intermediate-term fixed-rate liabilities. The changes in the sensitivity profile compared to June 30, 2015 are primarily attributable to runoff in the indirect auto loan portfolio, core deposit balance growth and higher outstanding balances of fixed-rate debt. These items were partially offset by investment portfolio growth and residential mortgage loan growth.

Tables 60 and 61 provide information on the Bancorp’s estimated net interest income sensitivity profile given changes to balances or certain key assumptions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows the Bancorp’s estimated net interest income sensitivity profile with a $1 billion decrease and a $1 billion increase in demand deposit balances as of June 30, 2016:

TABLE 60: Estimated NII Sensitivity Assuming a $1 Billion Change in Demand Deposit Balances

	% Change in NII (FTE)
	$1 Billion Balance Decrease		$1 Billion Balance Increase
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200	2.79%	10.96	3.34	12.07
+100	1.55	6.64	1.82	7.19

The following table shows the Bancorp’s estimated net interest income sensitivity profile with a 25% increase and a 25% decrease to the deposit beta assumption as of June 30, 2016. The resulting weighted-average interest-bearing deposit beta included in this analysis is approximately 86% and 52%, respectively, as of June 30, 2016:

TABLE 61: Estimated NII Sensitivity with Deposit Beta Assumption Changes

	% Change in NII (FTE)
	Betas 25% Higher		Betas 25% Lower
Change in Interest Rates (bps)	12 Months	13-24 Months	12 Months	13-24 Months
+200	(0.06)%	5.25	6.20	17.77
+100	0.12	3.79	3.25	10.05

Economic Value of Equity Sensitivity

The Bancorp also uses EVE as a measurement tool in managing interest rate risk. Whereas the net interest income sensitivity analysis highlights the impact on forecasted NII on an FTE basis over one and two year time horizons, the EVE analysis is a point in time analysis of the economic sensitivity of current positions that incorporates all cash flows over their estimated remaining lives. The EVE of the balance sheet is defined as the discounted present value of all asset and net derivative cash flows less the discounted value of all liability cash flows. Due to this longer horizon, the sensitivity of EVE to changes in the level of interest rates is a measure of longer-term interest rate risk. EVE values only the current balance sheet and does not incorporate the growth assumptions used in the NII sensitivity analysis. As with the NII simulation model, assumptions about the timing and variability of existing balance sheet cash flows are critical in the EVE analysis. Particularly important are assumptions driving loan and security prepayments and the expected balance attrition and pricing of transaction deposits.

The following table shows the Bancorp’s estimated EVE sensitivity profile as of:

TABLE 62: Estimated EVE Sensitivity Profile

	June 30, 2016		June 30, 2015
Change in Interest Rates (bps)	% Change in EVE	ALCO Policy Limit	% Change in EVE	ALCO Policy Limit
+200	(1.76)%	(12.00)	(4.63)	(12.00)
+100	0.03	-	(1.84)	-
+25	0.30	-	(0.33)	-
-50	(1.35)	-	N/A	-

The EVE sensitivity to the +200 bps rising rate scenario is modestly negative at June 30, 2016, and is also slightly negative to a decline in market rates. The +200 bps rising rate sensitivity is down from the sensitivity at June 30, 2015. The decrease in risk is related to long-term debt issuances, run-off of indirect auto loan balances and the substantial decline in term market interest rates, which reduced investment portfolio duration and improved the risk profiles of core deposits. These items were partially offset by growth in investment portfolio balances.

While an instantaneous shift in interest rates is used in this analysis to provide an estimate of exposure, the Bancorp believes that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (e.g., the current fiscal year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships and changing product spreads that could mitigate or exacerbate the impact of changes in interest rates. The NII simulations and EVE analyses may not necessarily include certain actions that management may undertake to manage risk in response to actual changes in interest rates.

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

The Bancorp also enters into derivatives contracts with major financial institutions to economically hedge market risks assumed in interest rate derivative contracts with commercial customers. Generally, these contracts have similar terms in order to protect the Bancorp from market volatility. Credit risk arises from the possible inability of counterparties to meet the terms of their contracts, which the Bancorp minimizes through collateral arrangements, approvals, limits and monitoring procedures. For further information including the notional amount and fair values of these derivatives, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

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

The following table summarizes the carrying value of the Bancorp’s portfolio loans and leases expected cash flows, excluding interest receivable, as of June 30, 2016:

TABLE 63: Portfolio Loans and Leases Expected Cash Flows

($ in millions)	Less than 1 year	1-5 years	Over 5 years	Total
Commercial and industrial loans	$22,533	19,483	1,542	43,558
Commercial mortgage loans	2,652	3,772	451	6,875
Commercial construction loans	1,497	2,171	38	3,706
Commercial leases	784	1,841	1,353	3,978
Total commercial loans and leases	27,466	27,267	3,384	58,117
Residential mortgage loans	3,250	6,787	4,270	14,307
Home equity	1,014	1,542	5,432	7,988
Automobile loans	4,784	5,764	123	10,671
Credit card	435	1,737	-	2,172
Other consumer loans and leases	481	134	39	654
Total consumer loans and leases	9,964	15,964	9,864	35,792
Total portfolio loans and leases	$37,430	43,231	13,248	93,909

Additionally, the following table displays a summary of expected cash flows, excluding interest receivable, occurring after one year for both fixed and floating/adjustable-rate loans and leases as of June 30, 2016:

TABLE 64: Portfolio Loans and Leases Expected Cash Flows Occurring After 1 Year

	Interest Rate
($ in millions)	Fixed	Floating or Adjustable
Commercial and industrial loans	$3,116	17,909
Commercial mortgage loans	919	3,304
Commercial construction loans	3	2,206
Commercial leases	3,194	-
Total commercial loans and leases	7,232	23,419
Residential mortgage loans	8,271	2,786
Home equity	552	6,422
Automobile loans	5,829	58
Credit card	504	1,233
Other consumer loans and leases	27	146
Total consumer loans and leases	15,183	10,645
Total portfolio loans and leases	$22,415	34,064

Residential Mortgage Servicing Rights and Interest Rate Risk

The net carrying amount of the residential MSR portfolio was $621 million and $784 million as of June 30, 2016 and December 31, 2015, respectively. The value of servicing rights can fluctuate sharply depending on changes in interest rates and other factors. Generally, as interest rates decline and loans are prepaid to take advantage of refinancing, the total value of existing servicing rights declines because no further servicing fees are collected on repaid loans. The Bancorp maintains a non-qualifying hedging strategy relative to its mortgage banking activity in order to manage a portion of the risk associated with changes in the value of its MSR portfolio as a result of changing interest rates.

Mortgage rates decreased during both the three and six months ended June 30, 2016 which caused actual prepayments on the servicing portfolio to increase. The increase in actual prepayments on the servicing portfolio caused modeled prepayment speeds to increase, which led to a temporary impairment of $45 million and $131 million on servicing rights during the three and six months ended June 30, 2016, respectively. Mortgage rates increased during both the three and six months ended June 30, 2015 which caused actual prepayments on the servicing portfolio to decrease.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in actual prepayments on the servicing portfolio caused modeled prepayment speeds to decrease, which led to the recovery of temporary impairment of $87 million and $39 million on servicing rights, respectively, during the three and six months ended June 30, 2015. Servicing rights are deemed temporarily impaired when a borrower’s loan rate is distinctly higher than prevailing rates. Temporary impairment on servicing rights is reversed when the prevailing rates return to a level commensurate with the borrower’s loan rate. In addition to the MSR valuation, the Bancorp recognized net gains of $51 million and $149 million on derivatives associated with its non-qualifying hedging strategy during the three and six months ended June 30, 2016, respectively, compared to net losses of $30 million and net gains of $35 million during the same periods in the prior year. The Bancorp may adjust its hedging strategy to reflect its assessment of the composition of its MSR portfolio, the cost of hedging and the anticipated effectiveness of the hedges given the economic environment. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion on servicing rights and the instruments used to hedge interest rate risk on MSRs.

Foreign Currency Risk

The Bancorp may enter into foreign exchange derivative contracts to economically hedge certain foreign denominated loans. The derivatives are classified as free-standing instruments with the revaluation gain or loss being recorded in other noninterest income in the Condensed Consolidated Statements of Income. The balance of the Bancorp’s foreign denominated loans at June 30, 2016 and December 31, 2015 was $876 million and $812 million, respectively. The Bancorp also enters into foreign exchange contracts for the benefit of commercial customers to hedge their exposure to foreign currency fluctuations. Similar to the hedging of interest rate risk from interest rate derivative contracts, the Bancorp also enters into foreign exchange contracts with major financial institutions to economically hedge a substantial portion of the exposure from client driven foreign exchange activity. The Bancorp has risk limits and internal controls in place to help ensure excessive risk is not being taken in providing this service to customers. These controls include an independent determination of currency volatility and credit equivalent exposure on these contracts, counterparty credit approvals and country limits performed by the Capital Markets Credit Department and Capital Markets Risk Department.

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

Table 63 of the Market Risk Management subsection of the Risk Management section of MD&A illustrates the expected maturities from loan and lease repayments. Of the $31.5 billion of securities in the Bancorp’s available-for-sale and other portfolio at June 30, 2016, $5.8 billion in principal and interest is expected to be received in the next 12 months and an additional $3.9 billion is expected to be received in the next 13 to 24 months. For further information on the Bancorp’s securities portfolio, refer to the Investment Securities subsection of the Balance Sheet Analysis section of MD&A.

Asset-driven liquidity is provided by the Bancorp’s ability to sell or securitize loans and leases. In order to reduce the exposure to interest rate fluctuations and to manage liquidity, the Bancorp has developed securitization and sale procedures for several types of interest-sensitive assets. A majority of the long-term, fixed-rate single-family residential mortgage loans underwritten according to FHLMC or FNMA guidelines are sold for cash upon origination. Additional assets such as certain other residential mortgage loans, certain commercial loans, home equity loans, automobile loans and other consumer loans are also capable of being securitized or sold. The Bancorp sold or securitized loans totaling $1.8 billion and $3.1 billion during the three and six months ended June 30, 2016, respectively, compared to $1.4 billion and $3.0 billion during the three and six months ended June 30, 2015, respectively. For further information on the transfer of financial assets, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.

Core deposits have historically provided the Bancorp with a sizeable source of relatively stable and low cost funds. The Bancorp’s average core deposits and average shareholders’ equity funded 81% of its average total assets for both the three and six months ended June 30, 2016 and 83% for both the three and six months ended June 30, 2015. In addition to core deposit funding, the Bancorp also accesses a variety of other short-term and long-term funding sources, which include the use of the FHLB system. Certificates $100,000 and over and deposits in the Bancorp’s foreign branch located in the Cayman Islands are wholesale funding tools utilized to fund asset growth. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs.

As of June 30, 2016, $8.9 billion of debt or other securities were available for issuance under the current Bancorp’s Board of Directors’ authorizations and the Bancorp is authorized to file any necessary registration statements with the SEC to permit ready access to the public securities markets; however, access to these markets may depend on market conditions. At June 30, 2016, the Bancorp has approximately $36.2 billion of borrowing capacity available through secured borrowing sources including the FHLB and FRB.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Bancorp’s banking subsidiary’s global bank note program has a borrowing capacity of $25 billion, of which $16.3 billion is available for issuance as of June 30, 2016. On March 15, 2016, the Bank issued and sold $1.5 billion in aggregate principal amounts of unsecured bank notes. On June 14, 2016, the Bank issued and sold $1.3 billion of unsecured bank notes.

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

Section 165 of the DFA requires the FRB to establish enhanced liquidity standards in the U.S. for BHCs with total assets of $50 billion or greater. On October 10, 2014, the U.S. banking agencies published final rules implementing a quantitative liquidity requirement consistent with the LCR standard established by the BCBS for large internationally active banking organizations, generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. In addition, a Modified LCR requirement was finalized for BHCs with $50 billion or more in total consolidated assets that are not internationally active, such as the Bancorp. The Modified LCR requires BHCs to maintain HQLA equal to its calculated net cash outflows over a 30 calendar-day stress period multiplied by a factor of 0.7. The Modified LCR became effective January 1, 2016 and requires BHCs to calculate its LCR on a monthly basis. The final rule includes a transition period for the Modified LCR in which BHCs must maintain HQLA of 90% of its calculated net cash outflows for 2016 and then 100% beginning in 2017. The Bancorp’s Modified LCR was 110% at June 30, 2016 calculated under the Modified LCR final rule.

The U.S. banking agencies have issued a notice of proposed rulemaking to implement a modified NSFR for certain bank holding companies with at least $50 billion but less than $250 billion in total consolidated assets and with less than $10 billion in on-balance sheet foreign exposures, including the Bancorp. The NSFR is designed to promote medium- and long-term stable funding of the assets and off-balance-sheet activities of banks and bank holding companies over a one-year time horizon. Generally consistent with the BCBS’ framework, under the proposed rule banking organizations would be required to hold an amount of ASF over a one-year time horizon that equals or exceeds the institution’s amount of RSF, with the ASF representing the numerator and the RSF representing the denominator of the NSFR. Banking organizations subject to the modified NSFR would multiply the RSF amount by 70%, such that the RSF amount required for these institutions would be equivalent to 70% of the RSF amount that would be required pursuant to the full NSFR generally applicable to institutions with at least $250 billion in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures under the proposed rule. The proposed rule includes detailed descriptions of the items that would comprise ASF and RSF and standardized factors that would apply to ASF and RSF items, and would require any institution whose applicable modified NSFR falls under 100% to notify the appropriate federal regulator and develop a remediation plan.

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

Credit Ratings

The cost and availability of financing to the Bancorp and Bank are impacted by its credit ratings. A downgrade to the Bancorp’s or Bank’s credit ratings could affect its ability to access the credit markets and increase its borrowing costs, thereby adversely impacting the Bancorp’s or Bank’s financial condition and liquidity. Key factors in maintaining high credit ratings include a stable and diverse earnings stream, strong credit quality, strong capital ratios and diverse funding sources, in addition to disciplined liquidity monitoring procedures.

The Bancorp’s and Bank’s credit ratings are summarized in Table 65. The ratings reflect the ratings agency’s view on the Bancorp’s and Bank’s capacity to meet financial commitments. *

* As an investor, you should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. Additional information on the credit rating ranking within the overall classification system is located on the website of each credit rating agency.

TABLE 65: Agency Ratings
As of August 5, 2016	Moody’s	Standard and Poor’s	Fitch	DBRS
Fifth Third Bancorp:
Short-term	No rating	A-2	F1	R-1L
Senior debt	Baa1	BBB+	A	AL
Subordinated debt	Baa1	BBB	A-	BBBH
Fifth Third Bank:
Short-term	P-1	A-2	F1	R-1L
Long-term deposit	Aa3	No rating	A+	A
Senior debt	A3	A-	A	A
Subordinated debt	Baa1	BBB+	A-	AL

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

The current regulatory environment, including heightened regulatory expectations and material changes in laws and regulations, increases compliance risk. To mitigate compliance risk, Compliance Risk Management provides independent oversight to ensure consistency and sufficiency in the execution of the program, and ensures that lines of business, regions and support functions are adequately identifying, assessing and monitoring compliance risks and adopting proper mitigation strategies. The lines of business and enterprise functions are responsible for managing the compliance risks associated with their areas. Additionally, Compliance Risk Management implements key compliance programs and processes including but not limited to, risk assessments, key risk indicators program, issues tracking, regulatory compliance testing and monitoring, anti-money laundering, privacy, and oversees the Bancorp’s compliance with the Community Reinvestment Act.

Fifth Third also focuses on the reporting and escalation of compliance issues to senior management and the Board. The Management Compliance Committee is the key committee that oversees and supports Fifth Third in the management of compliance risk across the enterprise. The Management Compliance Committee addresses Fifth Third-wide compliance issues, industry best practices, legislative developments, regulatory concerns, and other leading indicators of compliance risk. The Management Compliance Committee reports to the Enterprise Risk Management Committee, which reports to Risk and Compliance Committee of the Board of Directors.

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

The Bancorp made a one-time permanent election to not include AOCI in regulatory capital in the March 31, 2015 FFIEC 031 and FR Y-9C filings. The Basel III Final Rule phases out the inclusion of certain TruPS as a component of Tier I capital. Under these provisions, these TruPS would qualify as a component of Tier II capital. At June 30, 2016, the Bancorp’s Tier I capital did not include any TruPS, compared to $13 million, or 1 bp of risk-weighted assets, at December 31, 2015.

The following table summarizes the Bancorp’s capital ratios as of:

TABLE 66: Capital Ratios

($ in millions)	June 30, 2016	December 31, 2015
Average total Bancorp shareholders’ equity as a percent of average assets	11.60%	11.26
Tangible equity as a percent of tangible assets(a)(c)	9.59	9.55
Tangible common equity as a percent of tangible assets(a)(c)	8.64	8.59

	Basel III Transitional(b)

CET1 capital	$12,112	11,917
Tier I capital	13,443	13,260
Total regulatory capital	17,857	17,134
Risk-weighted assets	121,824	121,290	(d)

Regulatory capital ratios:
CET1 capital	9.94%	9.82	(d)
Tier I risk-based capital	11.03	10.93	(d)
Total risk-based capital	14.66	14.13	(d)
Tier I leverage	9.64	9.54	(d)

	Basel III Fully Phased-In

CET1 capital(a)	9.86%	9.72	(d)
(a)	These are non-GAAP measures. For further information, refer to the Non-GAAP Financial Measures section of MD&A.
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

On June 29, 2016, the Bancorp announced the results of its capital plan submitted to the FRB as part of the 2016 CCAR. For BHCs that proposed capital distributions in their plans, the FRB either objected to the plan or provided a non-objection whereby the FRB permitted the proposed capital distributions. The FRB indicated to the Bancorp that it did not object to the following capital actions for the period beginning July 1, 2016 and ending June 30, 2017:

•	The potential increase in the quarterly common stock dividend to $0.14 in the fourth quarter of 2016;
•	The potential repurchase of common shares in an amount up to $660 million, which includes $84 million in repurchases related to share issuances under employee benefit plans;
•	The additional ability to repurchase shares in the amount of any realized after-tax gains from the sale of Vantiv, Inc. common stock, if executed;
•	The additional ability to repurchase shares in the amount of any realized after-tax gains from the termination and settlement of any portion of the TRA with Vantiv, Inc., if executed.

As contemplated by the 2015 CCAR, during the first quarter of 2016, the Bancorp entered into a $240 million accelerated share repurchase transaction. Additionally, as contemplated by the 2015 CCAR, during the second quarter of 2016, the Bancorp repurchased approximately $26 million of its outstanding common stock through open market share repurchase transactions. For further information, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Additionally, as a CCAR institution, the Bancorp is required to disclose the results of its company-run stress test under the supervisory severely adverse scenario and to provide information related to the types of risk included in its stress testing; a general description of the methodologies used; estimates of certain financial results and pro forma capital ratios; and an explanation of the most significant causes of changes in regulatory capital ratios. On June 23, 2016 the Bancorp publicly disclosed the results of its company-run stress test as required by the DFA stress testing rules, which is available on Fifth Third’s website at https://www.53.com.

The BHCs that participated in the 2016 CCAR, including the Bancorp, are required to also conduct mid-cycle company-run stress tests using data as of June 30, 2016. The stress tests must be based on three BHC defined scenarios – baseline, adverse and severely adverse. The BHCs will report the mid-cycle stress test results to the FRB by the required October 5, 2016 submission date. In addition, the BHCs are required to publicly disclose a summary of the results under the severely adverse scenario by November 4, 2016.

Dividend Policy and Stock Repurchase Program

The Bancorp’s common stock dividend policy and stock repurchase program reflect its earnings outlook, desired payout ratios, the need to maintain adequate capital levels, the ability of its subsidiaries to pay dividends, the need to comply with safe and sound banking practices as well as meet regulatory requirements and expectations. The Bancorp declared dividends per common share of $0.13 for both the three months ended June 30, 2016 and 2015 and $0.26 for both the six months ended June 30, 2016 and 2015. The Bancorp entered into or settled a number of accelerated share repurchase transactions during the six months ended June 30, 2016. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information on the accelerated share repurchases.

The following table summarizes the monthly share repurchase activity for the three months ended June 30, 2016:

TABLE 67: Share Repurchases

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(b)
April 1, 2016 - April 30, 2016	2,887,500	$16.96	1,868,379	98,131,621
May 1, 2016 - May 31, 2016	88,003	19.22	-	98,131,621
June 1, 2016 - June 30, 2016	1,521,378	18.15	1,436,100	96,695,521
Total	4,496,881	$17.41	3,304,479	96,695,521
(a)

Includes 1,192,402 shares repurchased during the second quarter of 2016 in connection with various employee compensation plans. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business, the Bancorp enters into financial transactions that are considered off-balance sheet arrangements as they involve varying elements of market, credit and liquidity risk in excess of the amounts recognized in the Bancorp’s Condensed Consolidated Balance Sheets. The Bancorp’s off-balance sheet arrangements include commitments, guarantees, contingent liabilities, and transactions with non-consolidated VIEs. A brief discussion of these transactions is as follows:

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

Guarantees and Contingent Liabilities

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. In the second quarter of 2016, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $6 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $2 million and a decrease in the Bancorp’s maximum exposure of $26 million. In addition, the Bancorp received a payment of $4 million related to the difference between the release of the assets and the reserve liability assumed. The Bancorp’s remaining maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $1 million at June 30, 2016 and $27 million at December 31, 2015. As of June 30, 2016 the Bancorp no longer maintained a reserve related to exposures within the reinsurance portfolio. As of December 31, 2015 the Bancorp maintained a reserve of $2 million related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheet. The change in the reserve was due primarily to the decrease in outstanding exposure associated with the termination of the reinsurance agreement discussed previously. During 2009, the Bancorp suspended the practice of providing reinsurance of PMI for newly originated mortgage loans.

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

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (Item 1)

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

		As of
($ in millions, except share data)		June 30, 2016	December 31, 2015
Assets
Cash and due from banks(a)	$	2,359	2,540
Available-for-sale and other securities(b)		31,455	29,044
Held-to-maturity securities(c)		62	70
Trading securities		401	386
Other short-term investments		1,818	2,671
Loans held for sale(d)		877	903
Portfolio loans and leases(a)(e)		93,909	92,582
Allowance for loan and lease losses(a)		(1,299)	(1,272)
Portfolio loans and leases, net		92,610	91,310
Bank premises and equipment(f)		2,144	2,239
Operating lease equipment		756	707
Goodwill		2,416	2,416
Intangible assets		10	12
Servicing rights		621	785
Other assets(a)(j)		8,096	7,965
Total Assets(j)	$	143,625	141,048
Liabilities
Deposits:
Noninterest-bearing deposits	$	36,137	36,267
Interest-bearing deposits		65,734	66,938
Total deposits(g)		101,871	103,205
Federal funds purchased		108	151
Other short-term borrowings		3,979	1,507
Accrued taxes, interest and expenses		2,187	2,164
Other liabilities(a)		2,495	2,341
Long-term debt(a)(j)		16,231	15,810
Total Liabilities(j)	$	126,871	125,178
Equity
Common stock(h)	$	2,051	2,051
Preferred stock(i)		1,331	1,331
Capital surplus		2,754	2,666
Retained earnings		12,778	12,358
Accumulated other comprehensive income		889	197
Treasury stock(h)		(3,077)	(2,764)
Total Bancorp shareholders’ equity	$	16,726	15,839
Noncontrolling interests		28	31
Total Equity		16,754	15,870
Total Liabilities and Equity(j)	$	143,625	141,048
(a)

Includes $128 and $152 of cash and due from banks, $1,853 and $2,537 of portfolio loans and leases, $(28) and $(28) of ALLL, $11 and $14 of other assets, $3 and $3 of other liabilities, and $1,744 and $2,487 of long-term debt from consolidated VIEs that are included in their respective captions above at June 30, 2016 and December 31, 2015, respectively. For further information refer to Note 9.

(b)	Amortized cost of $30,101 and $28,678 at June 30, 2016 and December 31, 2015, respectively.
(c)	Fair value of $62 and $70 at June 30, 2016 and December 31, 2015, respectively.
(d)	Includes $852 and $519 of residential mortgage loans held for sale measured at fair value at June 30, 2016 and December 31, 2015, respectively.
(e)	Includes $154 and $167 of residential mortgage loans measured at fair value at June 30, 2016 and December 31, 2015, respectively.
(f)	Includes $52 and $81 of bank premises and equipment held for sale at June 30, 2016 and December 31, 2015, respectively. Refer to Note 7.
(g)	Includes $0 and $628 of deposits held for sale at June 30, 2016 and December 31, 2015, respectively.
(h)

Common shares: Stated value $2.22 per share; authorized 2,000,000,000; outstanding at June 30, 2016 – 766,345,770 (excludes 157,546,811 treasury shares), December 31, 2015 – 785,080,314 (excludes 138,812,267 treasury shares).

(i)

446,000 shares of undesignated no par value preferred stock are authorized and unissued at June 30, 2016 and December 31, 2015; fixed-to-floating rate non-cumulative Series H perpetual preferred stock with a $25,000 liquidation preference: 24,000 authorized shares, issued and outstanding at June 30, 2016 and December 31, 2015; fixed-to-floating rate non-cumulative Series I perpetual preferred stock with a $25,000 liquidation preference; 18,000 authorized shares, issued and outstanding at June 30, 2016 and December 31, 2015; and fixed-to-floating rate non-cumulative Series J perpetual preferred stock with a $25,000 liquidation preference: 12,000 authorized shares, issued and outstanding at June 30, 2016 and December 31, 2015.

(j)

Upon adoption of ASU 2015-03 on January 1, 2016, the December 31, 2015 Condensed Consolidated Balance Sheet was adjusted to reflect the reclassification of $34 million of debt issuance costs from other assets to long-term debt. For further information refer to Note 3.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

		For the three months ended June 30,		For the six months ended June 30,
($ in millions, except share data)		2016	2015	2016	2015
Interest Income
Interest and fees on loans and leases	$	808	782	1,613	1,560
Interest on securities		236	219	468	407
Interest on other short-term investments		2	2	4	6
Total interest income		1,046	1,003	2,085	1,973
Interest Expense
Interest on deposits		50	46	99	96
Interest on federal funds purchased		1	-	1	-
Interest on other short-term borrowings		3	1	7	1
Interest on long-term debt		90	69	173	142
Total interest expense		144	116	280	239
Net Interest Income		902	887	1,805	1,734
Provision for loan and lease losses		91	79	210	148
Net Interest Income After Provision for Loan and Lease Losses		811	808	1,595	1,586
Noninterest Income
Service charges on deposits		138	139	274	274
Corporate banking revenue		117	113	219	176
Wealth and asset management revenue		101	105	203	212
Card and processing revenue		82	77	161	148
Mortgage banking net revenue		75	117	154	203
Other noninterest income		80	1	215	165
Securities gains, net		6	4	9	9
Total noninterest income		599	556	1,235	1,187
Noninterest Expense
Salaries, wages and incentives		407	383	810	752
Employee benefits		85	78	185	176
Net occupancy expense		75	83	152	162
Technology and communications		60	54	116	109
Card and processing expense		37	38	72	74
Equipment expense		30	31	60	61
Other noninterest expense		289	280	573	537
Total noninterest expense		983	947	1,968	1,871
Income Before Income Taxes		427	417	862	902
Applicable income tax expense		98	108	206	232
Net Income		329	309	656	670
Less: Net income attributable to noncontrolling interests		(4)	(6)	(4)	(6)
Net Income Attributable to Bancorp		333	315	660	676
Dividends on preferred stock		23	23	38	38
Net Income Available to Common Shareholders	$	310	292	622	638
Earnings per share - basic	$	0.40	0.36	0.80	0.78
Earnings per share - diluted	$	0.40	0.36	0.80	0.77
Average common shares outstanding - basic		759,105,385	803,965,057	766,334,781	807,070,071
Average common shares outstanding - diluted		765,080,097	812,842,540	771,736,275	815,741,295
Cash dividends declared per common share	$	0.13	0.13	0.26	0.26

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015
Net Income	$329	309	656	670
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during period	200	(285)	652	(144)
Reclassification adjustment for net (gains) losses included in net income	(6)	4	(11)	(4)
Unrealized gains on cash flow hedge derivatives:
Unrealized holding gains (losses) arising during period	17	(5)	65	29
Reclassification adjustment for net gains included in net income	(8)	(13)	(17)	(23)
Defined benefit pension plans, net:
Reclassification of amounts to net periodic benefit costs	2	2	3	4
Other comprehensive income (loss), net of tax:	205	(297)	692	(138)
Comprehensive Income	534	12	1,348	532
Less: Comprehensive income attributable to noncontrolling interests	(4)	(6)	(4)	(6)
Comprehensive Income Attributable to Bancorp	$538	18	1,352	538

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

	Bancorp Shareholders’ Equity
($ in millions, except per share data)	Common Stock	Preferred Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Bancorp Shareholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2014	$2,051	1,331	2,646	11,141	429	(1,972)	15,626	39	15,665
Net income				676			676	(6)	670
Other comprehensive income, net of tax					(138)		(138)		(138)
Cash dividends declared:
Common stock at $0.26 per share				(211)			(211)		(211)
Preferred stock(a)				(38)			(38)		(38)
Shares acquired for treasury			5			(340)	(335)		(335)
Impact of stock transactions under stock compensation plans, net			(19)			45	26		26
Other				(4)		3	(1)		(1)
Balance at June 30, 2015	$2,051	1,331	2,632	11,564	291	(2,264)	15,605	33	15,638

Balance at December 31, 2015	$2,051	1,331	2,666	12,358	197	(2,764)	15,839	31	15,870
Net income				660			660	(4)	656
Other comprehensive income, net of tax					692		692		692
Cash dividends declared:
Common stock at $0.26 per share				(201)			(201)		(201)
Preferred stock(a)				(38)			(38)		(38)
Shares acquired for treasury			31			(296)	(265)		(265)
Impact of stock transactions under stock compensation plans, net			57			(18)	39		39
Other				(1)		1	-	1	1
Balance at June 30, 2016	$2,051	1,331	2,754	12,778	889	(3,077)	16,726	28	16,754
(a)

For both the six months ended June 30, 2016 and 2015, dividends were $637.50 per preferred share for Perpetual Preferred Stock, Series H, $828.12 per preferred share for Perpetual Preferred Stock, Series I and $612.50 per preferred share for Perpetual Preferred Stock, Series J.

Refer to the Notes to Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Condensed Consolidated Financial Statements and Notes (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the six months ended June 30,
($ in millions)	2016	2015
Operating Activities
Net income	$656	670
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	210	148
Depreciation, amortization and accretion	228	221
Stock-based compensation expense	63	50
Provision for deferred income taxes	4	10
Securities gains, net	(8)	(9)
Provision for (recovery of) MSR impairment	131	(39)
Net gains on sales of loans and fair value adjustments on loans held for sale	(54)	(67)
Net (gains) losses on disposition and impairment of bank premises and equipment	(2)	101
Gains on sales of certain retail branch operations	(19)	-
Net losses on disposition and impairment of operating lease equipment	5	34
Proceeds from sales of loans held for sale	2,774	2,391
Loans originated for sale, net of repayments	(3,053)	(2,497)
Dividends representing return on equity method investments	11	7
Net change in:
Trading securities	(14)	(10)
Other assets	195	200
Accrued taxes, interest and expenses	(355)	(110)
Other liabilities	(70)	(150)
Net Cash Provided by Operating Activities	702	950
Investing Activities
Proceeds from sales:
Available-for-sale securities	8,886	8,018
Loans	145	695
Bank premises and equipment	28	17
Proceeds from repayments / maturities:
Available-for-sale securities	1,342	1,587
Held-to-maturity securities	8	29
Purchases:
Available-for-sale securities	(11,620)	(14,783)
Bank premises and equipment	(87)	(78)
Proceeds from sales and dividends representing return of equity method investments	29	24
Net cash paid on sales of certain retail branch operations	(219)	-
Net change in:
Other short-term investments	853	4,463
Loans and leases	(1,534)	(3,079)
Operating lease equipment	(95)	(12)
Net Cash Used in Investing Activities	(2,264)	(3,119)
Financing Activities
Net change in:
Deposits	(804)	1,311
Federal funds purchased	(43)	(18)
Other short-term borrowings	2,472	2,580
Dividends paid on common stock	(202)	(213)
Dividends paid on preferred stock	(38)	(38)
Proceeds from issuance of long-term debt	2,739	-
Repayment of long-term debt	(2,452)	(1,400)
Repurchase of treasury stock and related forward contract	(265)	(335)
Other	(26)	(24)
Net Cash Provided by Financing Activities	1,381	1,863
Decrease in Cash and Due from Banks	(181)	(306)
Cash and Due from Banks at Beginning of Period	2,540	3,091
Cash and Due from Banks at End of Period	$2,359	2,785

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments, which consist of normal recurring accruals, necessary to present fairly the results for the periods presented. In accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements and it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Bancorp’s Annual Report on Form 10-K. The results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015 and the cash flows and changes in equity for the six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year. Financial information as of December 31, 2015 has been derived from the Bancorp’s Annual Report on Form 10-K.

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

2. Supplemental Cash Flow Information

Cash payments related to interest and income taxes in addition to non-cash investing and financing activities are presented in the following table for the six months ended June 30:

($ in millions)	2016	2015
Cash Payments:
Interest	$280	249
Income taxes	493	264

Transfers:
Portfolio loans to loans held for sale	27	369
Loans held for sale to portfolio loans	16	139
Portfolio loans to OREO	17	58

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

Subsequently, the FASB has issued additional guidance to clarify certain implementation issues. Specifically, the FASB issued updates regarding Principal versus Agent Considerations, Identifying Performance Obligations and Licensing and Narrow-Scope Improvements and Practical Expedients in March, April and May 2016, respectively. These amendments do not change the core principle in Revenue from Contracts with Customers (Topic 606) and the effective date and transition requirements for the amendments are consistent with those in Topic 606.

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

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

In January 2015, the FASB issued amended guidance that eliminates the concept of extraordinary items from U.S. GAAP. Previously, an event or transaction was presumed to be an ordinary and usual activity of a reporting entity unless evidence clearly supported its classification as an extraordinary item, which had to be both unusual in nature and infrequent in occurrence. An entity was required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. An entity was also required to disclose applicable income taxes and either present or disclose earnings per share data applicable to the extraordinary item. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amended guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The amended guidance may be applied prospectively or retrospectively to all periods presented in the financial statements. The Bancorp adopted the amended guidance prospectively on January 1, 2016 and the adoption did not have a material impact on the Condensed Consolidated Financial Statements.

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

Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets

In April 2015, the FASB issued amended guidance intended to simplify an entity’s measurement of the fair value of plan assets of a defined benefit pension or other postretirement benefit plan when the fiscal year-end does not coincide with a month end. For an entity with a fiscal year-end that does not coincide with a month-end, the amended guidance provides a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The amended guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The amended guidance should be applied prospectively. The Bancorp adopted the amended guidance on January 1, 2016 and the adoption did not have an impact on the Condensed Consolidated Financial Statements as the Bancorp’s fiscal year-end coincides with a month-end.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued amended guidance to improve certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Specifically, the amendments significantly revise an entity’s accounting related to 1) the classification and measurement of investments in equity securities, 2) the presentation of certain fair value changes for financial liabilities measured at fair value, and 3) certain disclosure requirements associated with the fair value of financial instruments. The amendments require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes as a result of an observable price change. The amendments also simplify the impairment assessment of equity investments for which fair value is not readily determinable by requiring an entity to perform a qualitative assessment to identify impairment. If qualitative indicators are identified, the entity will be required to measure the investment at fair value. For financial liabilities that an entity has elected to measure at fair value, the amendments require an entity to present separately in other comprehensive income the portion of the change in fair value that results from a change in instrument-specific credit risk. For public business entities, the amendments 1) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate fair value for financial instruments measured at amortized cost and 2) require, for disclosure purposes, the use of an exit price notion in the determination of the fair value of financial instruments. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Upon adoption, the Bancorp will be required to make a cumulative-effect adjustment to the Condensed Consolidated Balance Sheets as of the beginning of the fiscal year of adoption. The guidance on equity securities without a readily determinable fair value will be applied prospectively to all equity investments that exist as of the date of adoption of the standard. Early adoption of the amendments is not permitted with the exception of the presentation of certain fair value changes for financial liabilities measured at fair value for which early application is permitted. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued amended guidance that establishes a new approach to estimate credit losses on certain types of financial instruments. The new approach changes the impairment model for most financial assets, and will require the use of an “expected credit loss” model for financial instruments measured at amortized cost and certain other instruments, including trade and other receivables, loans, debt securities, net investments in leases, and off-balance-sheet credit exposures (such as loan commitments, standby letters of credit, and financial guarantees not accounted for as insurance). This model requires entities to estimate the lifetime expected credit loss on such instruments and record an allowance that represents the portion of the amortized cost basis that the entity does not expect to collect. This allowance is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected. The new expected credit loss model will also apply to purchased financial assets with credit deterioration, superseding current accounting guidance for such assets. The amended guidance also amends the impairment model for available-for-sale debt securities, requiring entities to determine whether all or a portion of the unrealized loss on such securities is a credit loss, and also eliminating the option for management to consider the length of time a security has been in an unrealized loss position as a factor in concluding whether or not a credit loss exists. The amended model states that an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra account to the amortized cost basis, instead of a direct reduction of the amortized cost basis of the investment, as under current guidance. As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings as opposed to in interest income over time. There are also additional disclosure requirements included in this guidance. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and is to be applied on a modified retrospective basis with the cumulative effect of initially applying the amendments recognized in retained earnings at the date of initial application. However, certain provisions of the guidance are only required to be applied on a prospective basis. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2018 and interim periods within those years. The Bancorp is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

4. Investment Securities

The following tables provide the amortized cost, fair value and unrealized gains and losses for the major categories of the available-for-sale and other and held-to-maturity investment securities portfolios as of:

June 30, 2016 ($ in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$1,133	22	-	1,155
Obligations of states and political subdivisions securities	49	3	-	52
Mortgage-backed securities:
Agency residential mortgage-backed securities(a)	15,082	612	-	15,694
Agency commercial mortgage-backed securities	8,389	537	-	8,926
Non-agency commercial mortgage-backed securities	2,911	168	-	3,079
Asset-backed securities and other debt securities	1,839	26	(16)	1,849
Equity securities(b)	698	3	(1)	700
Total available-for-sale and other securities	$30,101	1,371	(17)	31,455
Held-to-maturity securities:
Obligations of states and political subdivisions securities	$60	-	-	60
Asset-backed securities and other debt securities	2	-	-	2
Total held-to-maturity securities	$62	-	-	62
(a)

Includes interest-only mortgage-backed securities of $36 as of June 30, 2016 recorded at fair value with fair value changes recorded in securities gains, net, in the Condensed Consolidated Statements of Income.

(b)

Equity securities consist of FHLB, FRB and DTCC restricted stock holdings of $248, $356 and $1, respectively, at June 30, 2016, that are carried at cost, and certain mutual fund and equity security holdings.

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

The following table presents realized gains and losses that were recognized in income from available-for-sale securities:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015
Realized gains	$15	29	29	44
Realized losses	(4)	(31)	(8)	(33)
OTTI	(3)	(4)	(5)	(5)
Net realized gains (losses)(a)	$8	(6)	16	6
(a)

Excludes net losses on interest-only mortgage-backed securities of $3 and $8 for the three and six months ended June 30, 2016, respectively, and net gains on interest-only mortgage-backed securities of $11 and $2 for the three and six months ended June 30, 2015, respectively.

The following table provides a breakout of OTTI by security type:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015
Available-for-sale and other debt securities	$(3)	(4)	(4)	(5)
Available-for-sale equity securities	-	-	(1)	-
Total OTTI(a)	$(3)	(4)	(5)	(5)
(a)	Included in securities gains, net, in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Trading securities were $401 million as of June 30, 2016, compared to $386 million at December 31, 2015. The following table presents total gains and losses that were recognized in income from trading securities:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015
Realized gains(a)	$4	1	5	3
Realized losses(b)	(2)	(3)	(6)	(5)
Net unrealized gains (losses)(c)	1	(1)	1	-
Total trading securities gains (losses)	$3	(3)	-	(2)
(a)

Includes realized gains of $4 and $5 for the three and six months ended June 30, 2016, respectively, and $1 and $2 for the three and six months ended June 30, 2015, respectively, recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

(b)

Includes realized losses of $2 and $6 for the three and six months ended June 30, 2016, respectively, and $3 and $5 for the three and six months ended June 30, 2015, respectively, recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

(c)

Includes an immaterial amount of net unrealized gains and losses during both the three and six months ended June 30, 2016 and 2015 recorded in corporate banking revenue and wealth and asset management revenue in the Condensed Consolidated Statements of Income.

At June 30, 2016 and December 31, 2015, securities with a fair value of $10.2 billion and $11.0 billion, respectively, were pledged to secure borrowings, public deposits, trust funds, derivative contracts and for other purposes as required or permitted by law.

The expected maturity distribution of the Bancorp’s mortgage-backed securities and the contractual maturity distribution of the remainder of the Bancorp’s available-for-sale and other and held-to-maturity investment securities as of June 30, 2016 are shown in the following table:

	Available-for-Sale and Other		Held-to-Maturity
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:(a)
Less than 1 year	$1,237	1,259	35	35
1-5 years	11,927	12,393	12	12
5-10 years	14,395	15,232	13	13
Over 10 years	1,844	1,871	2	2
Equity securities	698	700	-	-
Total	$30,101	31,455	62	62
(a)	Actual maturities may differ from contractual maturities when a right to call or prepay obligations exists with or without call or prepayment penalties.

The following table provides the fair value and gross unrealized losses on available-for-sale and other securities in an unrealized loss position, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position as of:

	Less than 12 months		12 months or more		Total
($ in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Asset-backed securities and other debt securities	$396	(5)	264	(11)	660	(16)
Equity securities	-	-	31	(1)	31	(1)
Total	$396	(5)	295	(12)	691	(17)
December 31, 2015
Agency residential mortgage-backed securities	$2,903	(13)	-	-	2,903	(13)
Agency commercial mortgage-backed securities	3,111	(33)	-	-	3,111	(33)
Non-agency commercial mortgage-backed securities	1,610	(32)	-	-	1,610	(32)
Asset-backed securities and other debt securities	623	(11)	226	(10)	849	(21)
Equity securities	1	(1)	37	(1)	38	(2)
Total	$8,248	(90)	263	(11)	8,511	(101)

At June 30, 2016, 3% of unrealized losses in the available-for-sale and other securities portfolio were represented by non-rated securities, compared to 1% at December 31, 2015.

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

The following table provides a summary of commercial loans and leases classified by primary purpose and consumer loans and leases classified based upon product or collateral as of:

($ in millions)	June 30, 2016	December 31, 2015
Loans held for sale:
Commercial and industrial loans	$17	20
Commercial mortgage loans	8	34
Residential mortgage loans	852	708
Home equity	-	35
Automobile loans	-	4
Credit card	-	101
Other consumer loans and leases	-	1
Total loans held for sale	$877	903
Portfolio loans and leases:
Commercial and industrial loans	$43,558	42,131
Commercial mortgage loans	6,875	6,957
Commercial construction loans	3,706	3,214
Commercial leases	3,978	3,854
Total commercial loans and leases	$58,117	56,156
Residential mortgage loans	14,307	13,716
Home equity	7,988	8,301
Automobile loans	10,671	11,493
Credit card	2,172	2,259
Other consumer loans and leases	654	657
Total consumer loans and leases	$35,792	36,426
Total portfolio loans and leases	$93,909	92,582

Total portfolio loans and leases are recorded net of unearned income, which totaled $587 million as of June 30, 2016 and $624 million as of December 31, 2015. Additionally, portfolio loans and leases are recorded net of unamortized premiums and discounts, deferred loan fees and costs and fair value adjustments (associated with acquired loans or loans designated at fair value upon origination) which totaled a net premium of $227 million and $220 million as of June 30, 2016 and December 31, 2015, respectively.

The Bancorp’s FHLB and FRB advances are generally secured by loans. The Bancorp had loans of $12.7 billion and $11.9 billion at June 30, 2016 and December 31, 2015, respectively, pledged at the FHLB, and loans of $33.2 billion and $33.7 billion at June 30, 2016 and December 31, 2015, respectively, pledged at the FRB.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents a summary of the total loans and leases owned by the Bancorp as of:

	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
($ in millions)	Carrying Value		90 Days Past Due and Still Accruing
Commercial and industrial loans	$43,575	42,151	2	7
Commercial mortgage loans	6,883	6,991	-	-
Commercial construction loans	3,706	3,214	-	-
Commercial leases	3,978	3,854	-	-
Residential mortgage loans	15,159	14,424	38	40
Home equity	7,988	8,336	-	-
Automobile loans	10,671	11,497	7	10
Credit card	2,172	2,360	18	18
Other consumer loans and leases	654	658	-	-
Total loans and leases	$94,786	93,485	65	75
Less: Loans held for sale	877	903
Total portfolio loans and leases	$93,909	92,582

The following table presents a summary of net charge-offs (recoveries):

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015
Commercial and industrial loans	$39	34	86	72
Commercial mortgage loans	6	11	13	12
Commercial construction loans	-	-	(1)	-
Commercial leases	1	-	3	-
Residential mortgage loans	2	5	5	11
Home equity	6	9	13	22
Automobile loans	8	4	16	12
Credit card	21	21	41	42
Other consumer loans and leases	4	2	7	6
Total net charge-offs	$87	86	183	177

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

6. Credit Quality and the Allowance for Loan and Lease Losses

The Bancorp disaggregates ALLL balances and transactions in the ALLL by portfolio segment. Credit quality related disclosures for loans and leases are further disaggregated by class.

Allowance for Loan and Lease Losses

The following tables summarize transactions in the ALLL by portfolio segment:

For the three months ended June 30, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$867	98	214	116	1,295
Losses charged-off	(51)	(5)	(49)	-	(105)
Recoveries of losses previously charged-off	5	3	10	-	18
Provision for loan and lease losses	52	2	36	1	91
Balance, end of period	$873	98	211	117	1,299

For the three months ended June 30, 2015 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$852	103	241	104	1,300
Losses charged-off	(54)	(8)	(50)	-	(112)
Recoveries of losses previously charged-off	9	3	14	-	26
Provision for loan and lease losses	48	6	26	(1)	79
Balance, end of period	$855	104	231	103	1,293

For the six months ended June 30, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$840	100	217	115	1,272
Losses charged-off	(112)	(10)	(100)	-	(222)
Recoveries of losses previously charged-off	11	5	23	-	39
Provision for loan and lease losses	134	3	71	2	210
Balance, end of period	$873	98	211	117	1,299

For the six months ended June 30, 2015 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
Balance, beginning of period	$875	104	237	106	1,322
Losses charged-off	(102)	(17)	(108)	-	(227)
Recoveries of losses previously charged-off	18	6	26	-	50
Provision for loan and lease losses	64	11	76	(3)	148
Balance, end of period	$855	104	231	103	1,293

The following tables provide a summary of the ALLL and related loans and leases classified by portfolio segment:
As of June 30, 2016 ($ in millions)	Commercial	Residential Mortgage	Consumer	Unallocated	Total
ALLL:(a)
Individually evaluated for impairment	$97 (c)	67	46	-	210
Collectively evaluated for impairment	776	31	165	-	972
Unallocated	-	-	-	117	117
Total ALLL	$873	98	211	117	1,299
Portfolio loans and leases:(b)
Individually evaluated for impairment	$1,011 (c)	649	399	-	2,059
Collectively evaluated for impairment	57,106	13,501	21,086	-	91,693
Loans acquired with deteriorated credit quality	-	3	-	-	3
Total portfolio loans and leases	$58,117	14,153	21,485	-	93,755
(a)	Includes $3 related to leveraged leases at June 30, 2016.
(b)	Excludes $154 of residential mortgage loans measured at fair value, and includes $818 of leveraged leases, net of unearned income at June 30, 2016.
(c)

Includes five restructured loans at June 30, 2016 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with a recorded investment of $27 and an ALLL of $18.

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

CREDIT RISK PROFILE

Commercial Portfolio Segment

For purposes of analyzing historical loss rates used in the determination of the ALLL and monitoring the credit quality and risk characteristics of its commercial portfolio segment, the Bancorp disaggregates the segment into the following classes: commercial and industrial, commercial mortgage owner-occupied, commercial mortgage nonowner-occupied, commercial construction and commercial leases.

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

The following tables summarize the credit risk profile of the Bancorp’s commercial portfolio segment, by class:

As of June 30, 2016 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$39,995	1,588	1,975	-	43,558
Commercial mortgage owner-occupied loans	3,263	102	157	-	3,522
Commercial mortgage nonowner-occupied loans	3,220	30	103	-	3,353
Commercial construction loans	3,705	1	-	-	3,706
Commercial leases	3,894	50	34	-	3,978
Total commercial loans and leases	$54,077	1,771	2,269	-	58,117

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2015 ($ in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial loans	$38,756	1,633	1,742	-	42,131
Commercial mortgage owner-occupied loans	3,344	124	191	-	3,659
Commercial mortgage nonowner-occupied loans	3,105	63	130	-	3,298
Commercial construction loans	3,201	4	9	-	3,214
Commercial leases	3,724	93	37	-	3,854
Total commercial loans and leases	$52,130	1,917	2,109	-	56,156

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

The following table presents a summary of the Bancorp’s residential mortgage and consumer portfolio segments, by class, disaggregated into performing versus nonperforming status as of:

	June 30, 2016		December 31, 2015
($ in millions)	Performing	Nonperforming	Performing	Nonperforming
Residential mortgage loans(a)	$14,110	43	13,498	51
Home equity	7,909	79	8,222	79
Automobile loans	10,669	2	11,491	2
Credit card	2,142	30	2,226	33
Other consumer loans and leases	654	-	657	-
Total residential mortgage and consumer loans and leases(a)	$35,484	154	36,094	165
(a)	Excludes $154 and $167 of loans measured at fair value at June 30, 2016 and December 31, 2015, respectively.

Age Analysis of Past Due Loans and Leases

The following tables summarize the Bancorp’s recorded investment in portfolio loans and leases, by age and class:

	Current	Past Due				90 Days Past
As of June 30, 2016 ($ in millions)	Loans and Leases(c)	30-89 Days(c)	90 Days or More(c)	Total Past Due	Total Loans and Leases	Due and Still Accruing
Commercial loans and leases:
Commercial and industrial loans	$43,415	43	100	143	43,558	2
Commercial mortgage owner-occupied loans	3,488	9	25	34	3,522	-
Commercial mortgage nonowner-occupied loans	3,331	-	22	22	3,353	-
Commercial construction loans	3,706	-	-	-	3,706	-
Commercial leases	3,975	-	3	3	3,978	-
Residential mortgage loans(a)(b)	14,039	33	81	114	14,153	38
Consumer loans and leases:
Home equity	7,862	68	58	126	7,988	-
Automobile loans	10,595	67	9	76	10,671	7
Credit card	2,124	25	23	48	2,172	18
Other consumer loans and leases	653	1	-	1	654	-
Total portfolio loans and leases(a)	$93,188	246	321	567	93,755	65
(a)	Excludes $154 of residential mortgage loans measured at fair value at June 30, 2016.
(b)

Information includes advances made pursuant to servicing agreements for GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the VA. As of June 30, 2016, $108 of these loans were 30-89 days past due and $284 were 90 days or more past due. The Bancorp recognized $1 and $3 of losses during the three and six months ended June 30, 2016, respectively, due to claim denials and curtailments associated with these insured or guaranteed loans.

(c)	Includes accrual and nonaccrual loans and leases.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Current	Past Due				90 Days Past
As of December 31, 2015 ($ in millions)	Loans and Leases(c)	30-89 Days (c)	90 Days or More(c)	Total Past Due	Total Loans and Leases	Due and Still Accruing
Commercial loans and leases:
Commercial and industrial loans	$41,996	55	80	135	42,131	7
Commercial mortgage owner-occupied loans	3,610	15	34	49	3,659	-
Commercial mortgage nonowner-occupied loans	3,262	9	27	36	3,298	-
Commercial construction loans	3,214	-	-	-	3,214	-
Commercial leases	3,850	3	1	4	3,854	-
Residential mortgage loans(a)(b)	13,420	37	92	129	13,549	40
Consumer loans and leases:
Home equity	8,158	82	61	143	8,301	-
Automobile loans	11,407	75	11	86	11,493	10
Credit card	2,207	29	23	52	2,259	18
Other consumer loans and leases	656	1	-	1	657	-
Total portfolio loans and leases(a)	$91,780	306	329	635	92,415	75
(a)	Excludes $167 of residential mortgage loans measured at fair value at December 31, 2015.
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

The following tables summarize the Bancorp’s impaired portfolio loans and leases, by class, that were subject to individual review, which includes all portfolio loans and leases restructured in a TDR:

As of June 30, 2016 ($ in millions)	Unpaid Principal Balance	Recorded Investment		ALLL
With a related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$442	360		73
Commercial mortgage owner-occupied loans(b)	25	17		2
Commercial mortgage nonowner-occupied loans	62	54		4
Restructured residential mortgage loans	458	445		67
Restructured consumer loans and leases:
Home equity	216	215		32
Automobile loans	15	15		2
Credit card	56	56		12
Total impaired portfolio loans and leases with a related ALLL	$1,274	1,162		192
With no related ALLL:
Commercial loans and leases:
Commercial and industrial loans	$472	403		-
Commercial mortgage owner-occupied loans	52	47		-
Commercial mortgage nonowner-occupied loans	109	96		-
Commercial leases	7	7		-
Restructured residential mortgage loans	218	204		-
Restructured consumer loans and leases:
Home equity	114	111		-
Automobile loans	3	2		-
Total impaired portfolio loans and leases with no related ALLL	$975	870		-
Total impaired portfolio loans and leases	$2,249	2,032	(a)	192
(a)

Includes $431, $633 and $349, respectively, of commercial, residential mortgage and consumer portfolio TDRs on accrual status and $242, $16 and $50, respectively, of commercial, residential mortgage and consumer portfolio TDRs on nonaccrual status at June 30, 2016.

(b)

Excludes five restructured loans at June 30, 2016 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an unpaid principal balance of $27, a recorded investment of $27 and an ALLL of $18.

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

The following tables summarize the Bancorp’s average impaired portfolio loans and leases, by class, and interest income, by class:

	For the three months ended June 30, 2016		For the six months ended June 30, 2016

($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$762	2	684	4
Commercial mortgage owner-occupied loans(a)	68	-	69	1
Commercial mortgage nonowner-occupied loans	152	1	160	3
Commercial construction loans	2	-	4	-
Commercial leases	6	-	5	-
Restructured residential mortgage loans	651	6	644	12
Restructured consumer loans and leases:
Home equity	329	3	336	6
Automobile loans	18	-	18	-
Credit card	57	1	58	3
Total average impaired portfolio loans and leases	$2,045	13	1,978	29
(a)

Excludes five restructured loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $27 and an immaterial amount of interest income recognized for both the three and six months ended June 30, 2016.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	For the three months ended June 30, 2015		For the six months ended June 30, 2015

($ in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial loans and leases:
Commercial and industrial loans	$731	6	$741	12
Commercial mortgage owner-occupied loans(a)	98	-	103	1
Commercial mortgage nonowner-occupied loans	222	2	244	3
Commercial construction loans	61	-	62	1
Commercial leases	7	-	6	-
Restructured residential mortgage loans	579	6	563	11
Restructured consumer loans and leases:
Home equity	363	3	370	7
Automobile loans	22	-	23	-
Credit card	69	1	72	3
Total average impaired loans and leases	$2,152	18	$2,184	38
(a)

Excludes five restructured loans associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party, with an average recorded investment of $28 and an immaterial amount of interest income recognized for both the three and six months ended June 30, 2015.

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

The following table presents the Bancorp’s nonaccrual loans and leases, by class, and OREO and other repossessed property as of:

($ in millions)	June 30, 2016	December 31, 2015
Commercial loans and leases:
Commercial and industrial loans	$467	259
Commercial mortgage owner-occupied loans(a)	41	46
Commercial mortgage nonowner-occupied loans	27	35
Commercial leases	4	1
Total nonaccrual portfolio commercial loans and leases	539	341
Residential mortgage loans	43	51
Consumer loans and leases:
Home equity	79	79
Automobile loans	2	2
Credit card	30	33
Total nonaccrual portfolio consumer loans and leases	111	114
Total nonaccrual portfolio loans and leases(b)(c)	$693	506
OREO and other repossessed property	112	141
Total nonperforming portfolio assets(b)(c)	$805	647
(a)

Excludes $20 of restructured nonaccrual loans at both June 30, 2016 and December 31, 2015 associated with a consolidated VIE in which the Bancorp has no continuing credit risk due to the risk being assumed by a third party.

(b)	Excludes $20 and $12 of nonaccrual loans held for sale at June 30, 2016 and December 31, 2015, respectively.
(c)

Includes $4 and $6 of nonaccrual government insured commercial loans whose repayments are insured by the SBA at June 30, 2016 and December 31, 2015, respectively, and $1 and $2 of restructured nonaccrual government insured commercial loans at June 30, 2016 and December 31, 2015, respectively.

The Bancorp’s recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $264 million and $303 million as of June 30, 2016 and December 31, 2015, respectively.

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

As of June 30, 2016, the Bancorp had $87 million and $58 million in line of credit and letter of credit commitments, respectively, compared to $39 million and $23 million in line of credit and letter of credit commitments as of December 31, 2015, respectively, to lend additional funds to borrowers whose terms have been modified in a TDR.

The following tables provide a summary of loans, by class, modified in a TDR by the Bancorp during the three months ended:

June 30, 2016 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans:
Commercial and industrial loans	20	$ 61	11	-
Commercial mortgage owner-occupied loans	3	2	-	-
Commercial mortgage nonowner-occupied loans	2	5	1	-
Residential mortgage loans	262	37	2	-
Consumer loans:
Home equity	62	2	-	-
Automobile loans	58	1	-	-
Credit card	2,262	11	2	1
Total portfolio loans	2,669	$ 119	16	1
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

June 30, 2015 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans:
Commercial and industrial loans	27	$ 70	7	-
Commercial mortgage owner-occupied loans	6	7	(1)	-
Commercial mortgage nonowner-occupied loans	5	4	-	-
Residential mortgage loans	254	35	3	-
Consumer loans:
Home equity	67	3	(1)	-
Automobile loans	128	2	-	-
Credit card	2,981	15	3	3
Total portfolio loans	3,468	$ 136	11	3
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables provide a summary of loans modified in a TDR by the Bancorp during the six months ended:

June 30, 2016 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans:
Commercial and industrial loans	44	$ 117	9	-
Commercial mortgage owner-occupied loans	10	8	(2)	-
Commercial mortgage nonowner-occupied loans	4	5	1	-
Residential mortgage loans	505	73	4	-
Consumer loans:
Home equity	126	7	-	-
Automobile loans	136	2	-	-
Credit card	4,854	23	4	2
Total portfolio loans	5,679	$ 235	16	2
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

June 30, 2015 ($ in millions)(a)	Number of loans modified in a TDR during the period(b)	Recorded investment in loans modified in a TDR during the period	Increase (Decrease) to ALLL upon modification	Charge-offs recognized upon modification
Commercial loans:
Commercial and industrial loans	48	$ 88	-	3
Commercial mortgage owner-occupied loans	13	15	(2)	-
Commercial mortgage nonowner-occupied loans	11	7	-	-
Residential mortgage loans	554	77	4	-
Consumer loans:
Home equity	143	7	(1)	-
Automobile loans	259	4	-	-
Credit card	6,648	34	7	3
Total portfolio loans	7,676	$ 232	8	6
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality which were accounted for within a pool.
(b)	Represents number of loans post-modification and excludes loans previously modified in a TDR.

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

The following tables provide a summary of TDRs that subsequently defaulted during the three months ended June 30, 2016 and 2015 and were within twelve months of the restructuring date:

June 30, 2016 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	2	$3
Commercial mortgage nonowner-occupied loans	1	-
Residential mortgage loans	33	5
Consumer loans:
Home equity	2	-
Credit card	351	1
Total portfolio loans	389	$9
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2015 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	4	$7
Residential mortgage loans	30	4
Consumer loans:
Home equity	3	-
Automobile loans	4	-
Credit card	557	3
Total portfolio loans	598	$14
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

The following tables provide a summary of TDRs that subsequently defaulted during the six months ended June 30, 2016 and 2015 and were within twelve months of the restructuring date:

June 30, 2016 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	3	$3
Commercial mortgage nonowner-occupied loans	2	-
Residential mortgage loans	86	12
Consumer loans:
Home equity	8	1
Credit card	774	3
Total portfolio loans	873	$19
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

June 30, 2015 ($ in millions)(a)	Number of Contracts	Recorded Investment
Commercial loans:
Commercial and industrial loans	4	$7
Residential mortgage loans	70	9
Consumer loans:
Home equity	8	-
Automobile loans	8	-
Credit card	1,145	6
Total portfolio loans	1,235	$22
(a)	Excludes all loans and leases held for sale and loans acquired with deteriorated credit quality.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

7. Bank Premises and Equipment

The following table provides a summary of bank premises and equipment as of:

($ in millions)		June 30, 2016	December 31, 2015
Land and improvements(a)	$	676	685
Buildings		1,675	1,755
Equipment		1,724	1,696
Leasehold improvements		395	403
Construction in progress		106	85
Bank premises and equipment held for sale:
Land and improvements		31	55
Buildings		20	20
Equipment		1	3
Leasehold improvements		-	3
Accumulated depreciation and amortization		(2,484)	(2,466)
Total bank premises and equipment	$	2,144	2,239
(a)	At both June 30, 2016 and December 31, 2015, land and improvements included $102 associated with parcels of undeveloped land intended for future branch expansion.

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

On September 3, 2015, the Bancorp announced the decision to enter into an agreement to sell branch banking locations, retail accounts, certain private banking deposits and related loan relationships in the Pittsburgh MSA to First National Bank of Pennsylvania. On September 30, 2015, the Bancorp announced the decision to enter into an agreement to sell its retail operations, including retail accounts, certain private banking deposits and related loan relationships in the St. Louis MSA to Great Southern Bank. Both transactions were part of the Branch Consolidation and Sales Plan.

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

On April 22, 2016, the Bancorp closed the previously announced sale in the Pittsburgh MSA to First National Bank of Pennsylvania. The sale included loans, premises and equipment and deposits with aggregate carrying values of approximately $99 million, $16 million and $302 million, respectively. The Bancorp recorded a gain on the sale of $11 million which was recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Pursuant to the Branch Consolidation and Sales Plan, as of June 30, 2016, the Bancorp intended to consolidate and/or sell 27 operating branch locations and to sell an additional 20 parcels of undeveloped land that had been acquired by the Bancorp for future branch expansion. These operating branch locations and parcels of undeveloped land represent $20 million and $9 million of land and improvements and buildings, respectively, included in bank premises and equipment in the Condensed Consolidated Balance Sheets and were classified as held for sale as of June 30, 2016.

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. Impairment losses associated with such assessments and lower of cost or market adjustments were $1 million and $3 million for the three and six months ended June 30, 2016, respectively, and $98 million and $102 million for the three and six months ended June 30, 2015, respectively. The recognized impairment losses were recorded in other noninterest income in the Condensed Consolidated Statements of Income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

8. Intangible Assets

Intangible assets consist of core deposit intangibles, customer lists, non-compete agreements and cardholder relationships. Intangible assets are amortized on either a straight-line or an accelerated basis over their estimated useful lives. Intangible assets have an estimated remaining weighted-average life at June 30, 2016 of 4.2 years.

The details of the Bancorp’s intangible assets are shown in the following table:

($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of June 30, 2016
Core deposit intangibles	$34	(26)	8
Other	15	(13)	2
Total intangible assets	$49	(39)	10
As of December 31, 2015
Core deposit intangibles	$34	(26)	8
Other	33	(29)	4
Total intangible assets	$67	(55)	12

As of June 30, 2016, all of the Bancorp’s intangible assets were being amortized. Amortization expense recognized on intangible assets was immaterial and $1 million for the three months ended June 30, 2016 and 2015, respectively, and $1 million and $2 million for the six months ended June 30, 2016 and 2015, respectively. The Bancorp’s projections of amortization expense shown below are based on existing asset balances as of June 30, 2016. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2016 through 2020 is as follows:

($ in millions)		Total
Remainder of 2016	$	1
2017		2
2018		1
2019		1
2020		1

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

Consolidated VIEs

The following tables provide a summary of the classifications of consolidated VIE assets, liabilities and noncontrolling interests included in the Condensed Consolidated Balance Sheets as of:

June 30, 2016 ($ in millions)		Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$	127	1	128
Commercial mortgage loans		-	47	47
Automobile loans		1,806	-	1,806
ALLL		(8)	(20)	(28)
Other assets		11	-	11
Total assets	$	1,936	28	1,964
Liabilities:
Other liabilities	$	3	-	3
Long-term debt		1,744	-	1,744
Total liabilities	$	1,747	-	1,747
Noncontrolling interests	$	-	28	28

December 31, 2015 ($ in millions)		Automobile Loan Securitizations	CDC Investments	Total
Assets:
Cash and due from banks	$	151	1	152
Commercial mortgage loans		-	47	47
Automobile loans		2,490	-	2,490
ALLL		(11)	(17)	(28)
Other assets		14	-	14
Total assets	$	2,644	31	2,675
Liabilities
Other liabilities	$	3	-	3
Long-term debt		2,487	-	2,487
Total liabilities	$	2,490	-	2,490
Noncontrolling interests	$	-	31	31

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

CDC investments

CDC, a wholly-owned indirect subsidiary of the Bancorp, was created to invest in projects to create affordable housing, revitalize business and residential areas and preserve historic landmarks. CDC generally co-invests with other unrelated companies and/or individuals and typically makes investments in a separate legal entity that owns the property under development. The entities are usually formed as limited partnerships and LLCs and CDC typically invests as a limited partner/investor member in the form of equity contributions. The economic performance of the VIEs is driven by the performance of their underlying investment projects as well as the VIEs’ ability to operate in compliance with the rules and regulations necessary for the qualification of tax credits generated by equity investments. The Bancorp’s subsidiaries serve as the managing member of certain LLCs invested in business revitalization projects and have the right to make decisions that most significantly impact the economic performance of the LLCs. Additionally, the investor members do not own substantive kick-out rights or substantive participating rights over the managing member. The Bancorp has provided an indemnification guarantee to the investor member of these LLCs related to the qualification of tax credits generated by the investor members’ investment. Accordingly, the Bancorp concluded that it is the primary beneficiary and, therefore, has consolidated these VIEs. As a result, the investor members’ interests in these VIEs are presented as noncontrolling interests in the Condensed Consolidated Financial Statements. This presentation includes reporting separately the equity attributable to the noncontrolling interests in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Changes in Equity and reporting separately the comprehensive income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income and the net income attributable to the noncontrolling interests in the Condensed Consolidated Statements of Income. The Bancorp’s maximum exposure related to these indemnifications at June 30, 2016 and December 31, 2015 was $29 million and $27 million, respectively, which is based on an amount required to meet the investor member’s defined target rate of return.

Non-consolidated VIEs

The following tables provide a summary of assets and liabilities carried on the Condensed Consolidated Balance Sheets related to non-consolidated VIEs for which the Bancorp holds an interest, but is not the primary beneficiary of the VIE, as well as the Bancorp’s maximum exposure to losses associated with its interests in the entities as of:

June 30, 2016 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$ 1,412	324	1,412
Private equity investments	195	-	247
Loans provided to VIEs	1,877	-	2,856

December 31, 2015 ($ in millions)	Total Assets	Total Liabilities	Maximum Exposure
CDC investments	$ 1,455	367	1,455
Private equity investments	211	-	271
Loans provided to VIEs	1,630	-	2,599

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

At both June 30, 2016 and December 31, 2015, the Bancorp’s CDC investments included $1.3 billion of investments in affordable housing tax credits recognized in other assets in the Condensed Consolidated Balance Sheets. The unfunded commitments related to these investments were $316 million and $356 million at June 30, 2016 and December 31, 2015, respectively. The unfunded commitments as of June 30, 2016 are expected to be funded from 2016 to 2033.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bancorp has accounted for all of its investments in qualified affordable housing tax credits using the equity method of accounting. The following table summarizes the impact to the Condensed Consolidated Statements of Income relating to investments in qualified affordable housing investments:

	Condensed Consolidated		For the three months ended June 30,		For the six months ended June 30,
($ in millions)	Statements of Income Caption		2016	2015	2016	2015
Pre-tax investment and impairment losses(a)	Other noninterest expense	$	37	33	73	67
Tax credits and other benefits	Applicable income tax expense		(56)	(52)	(111)	(104)
(a)	The Bancorp did not recognize impairment losses resulting from the forfeiture or ineligibility of tax credits or other circumstances during both the three and six months ended June 30, 2016 and 2015.

Private equity investments

The Bancorp, through Fifth Third Capital Holdings, a wholly-owned indirect subsidiary of the Bancorp, invests as a limited partner in private equity funds which provide the Bancorp an opportunity to obtain higher rates of return on invested capital, while also creating cross-selling opportunities for the Bancorp’s commercial products. Each of the limited partnerships has an unrelated third-party general partner responsible for appointing the fund manager. The Bancorp has not been appointed fund manager for any of these private equity funds. The funds finance primarily all of their activities from the partners’ capital contributions and investment returns. The Bancorp has determined that it is not the primary beneficiary of the funds because it does not have the obligation to absorb the funds’ expected losses or the right to receive the funds’ expected residual returns that could potentially be significant to the funds and lacks the power to direct the activities that most significantly impact the economic performance of the funds. The Bancorp, as a limited partner, does not have substantive participating or substantive kick-out rights over the general partner. Therefore, the Bancorp accounts for its investments in these limited partnerships under the equity method of accounting.

The Bancorp is exposed to losses arising from the negative performance of the underlying investments in the private equity funds. As a limited partner, the Bancorp’s maximum exposure to loss is limited to the carrying amounts of the investments plus unfunded commitments. The carrying amounts of these investments, which are included in other assets in the Condensed Consolidated Balance Sheets, are included in the previous tables. Also, at June 30, 2016 and December 31, 2015, the unfunded commitment amounts to the funds were $52 million and $60 million, respectively. As part of previous commitments, the Bancorp made capital contributions to private equity funds of $6 million and $12 million during the three months ended June 30, 2016 and 2015, respectively, and $8 million and $22 million, during the six months ended June 30, 2016 and 2015, respectively. The Bancorp recognized no OTTI on its investments in private equity funds during both the three and six months ended June 30, 2016 and 2015.

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

The principal risk to which these entities are exposed is credit risk related to the underlying assets. The Bancorp’s maximum exposure to loss is equal to the carrying amounts of the loans and unfunded commitments to the VIEs. The Bancorp’s outstanding loans to these VIEs are included in commercial loans in Note 5. As of June 30, 2016 and December 31, 2015, the Bancorp’s unfunded commitments to these entities were $979 million and $969 million, respectively. The loans and unfunded commitments to these VIEs are included in the Bancorp’s overall analysis of the ALLL and reserve for unfunded commitments, respectively. The Bancorp does not provide any implicit or explicit liquidity guarantees or principal value guarantees to these VIEs.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

10. Sales of Receivables and Servicing Rights

Residential Mortgage TDR Loan Sale

In March of 2015, the Bancorp recognized a $37 million gain, included in other noninterest income in the Condensed Consolidated Statements of Income, on the sale of certain HFS residential mortgage loans with a carrying value of $568 million that were previously modified in a TDR. As part of this sale, the Bancorp provided certain standard representations and warranties which are expired. Additionally, the Bancorp did not obtain servicing responsibilities on the sales of these loans and the investors have no credit recourse to the Bancorp’s other assets for failure of debtors to pay when due.

Residential Mortgage Loan Sales

The Bancorp sold fixed and adjustable-rate residential mortgage loans during the three and six months ended June 30, 2016 and 2015. In those sales, the Bancorp obtained servicing responsibilities and provided certain standard representations and warranties, however the investors have no recourse to the Bancorp’s other assets for failure of debtors to pay when due. The Bancorp receives annual servicing fees based on a percentage of the outstanding balance. The Bancorp identifies classes of servicing assets based on financial asset type and interest rates.

Information related to residential mortgage loan sales and the Bancorp’s mortgage banking activity, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income, is as follows:

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2016	2015	2016	2015

Residential mortgage loan sales(a)	$	1,631	1,377	2,745	2,378 (b)

Origination fees and gains on loan sales		54	43	95	87
Gross mortgage servicing fees		50	56	102	115
(a)	Represents the unpaid principal balance at the time of the sale.
(b)	Excludes $568 of HFS residential mortgage loans previously modified in a TDR that were sold during the first quarter of 2015.

Servicing Rights

The following table presents changes in the servicing rights related to residential mortgage and automobile loans for the six months ended June 30:

($ in millions)		2016	2015
Carrying amount before valuation allowance:
Balance, beginning of period	$	1,204	1,392
Servicing rights that result from the transfer of residential mortgage loans		28	31
Amortization		(61)	(74)
Balance, end of period	$	1,171	1,349
Valuation allowance for servicing rights:
Balance, beginning of period	$	(419)	(534)
(Provision for) recovery of MSR impairment		(131)	39
Balance, end of period		(550)	(495)
Carrying amount after valuation allowance	$	621	854

Amortization expense recognized on servicing rights for the three months ended June 30, 2016 and 2015 was $35 million and $40 million, respectively. For the six months ended June 30, 2016 and 2015, amortization expense was $61 million and $74 million, respectively. The Bancorp’s projections of amortization expense shown below are based on existing asset balances and static key economic assumptions as of June 30, 2016. Future amortization expense may vary from these projections.

Estimated amortization expense for the remainder of 2016 through 2020 is as follows:

($ in millions)	Total
Remainder of 2016	$73
2017	132
2018	116
2019	102
2020	90

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table displays the beginning and ending fair value of the servicing rights for the six months ended June 30:

($ in millions)	2016	2015
Fixed-rate residential mortgage loans:
Balance, beginning of period	$757	823
Balance, end of period	598	826
Adjustable-rate residential mortgage loans:
Balance, beginning of period	27	33
Balance, end of period	23	27
Fixed-rate automobile loans:
Balance, beginning of period	1	2
Balance, end of period	-	1

The following table presents activity related to valuations of the MSR portfolio and the impact of the non-qualifying hedging strategy, which is included in mortgage banking net revenue in the Condensed Consolidated Statements of Income:

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2016	2015	2016	2015
Changes in fair value and settlement of free-standing derivatives purchased to economically hedge the MSR portfolio	$	51	(30)	149	35
(Provision for) recovery of MSR impairment		(45)	87	(131)	39

As of June 30, 2016 and 2015, the key economic assumptions used in measuring the interests in residential mortgage loans that continued to be held by the Bancorp at the date of sale or securitization resulting from transactions completed during the three months ended were as follows:

		June 30, 2016				June 30, 2015
	Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Default Rate	Weighted- Average Life (in years)	Prepayment Speed (annual)	OAS Spread (bps)	Weighted- Average Default Rate
Residential mortgage loans:
Servicing rights	Fixed	6.7	11.9%	548	N/A	7.1	10.7%	566	N/A
Servicing rights	Adjustable	2.9	29.8	683	N/A	3.1	28.4	929	N/A

Based on historical credit experience, expected credit losses for residential mortgage loan servicing rights have been deemed immaterial, as the Bancorp sold the majority of the underlying loans without recourse. At June 30, 2016 and December 31, 2015, the Bancorp serviced $56.2 billion and $59.0 billion, respectively, of residential mortgage loans for other investors. The value of MSRs that continue to be held by the Bancorp is subject to credit, prepayment and interest rate risks on the sold financial assets.

At June 30, 2016, the sensitivity of the current fair value of residual cash flows to immediate 10%, 20% and 50% adverse changes in prepayment speed assumptions and immediate 10% and 20% adverse changes in other assumptions are as follows:

				Prepayment Speed Assumption					Residual Servicing Cash Flows
		Fair Value	Weighted- Average Life (in years)	Rate		Impact of Adverse Change on Fair Value			OAS Spread (bps)		Impact of Adverse Change on Fair Value
($ in millions)(a)	Rate					10%	20%	50%			10%	20%
Residential mortgage loans:
Servicing rights	Fixed	$598	4.9	15.0%	$	(32)	(60)	(130)	648	$	(14)	(27)
Servicing rights	Adjustable	23	3.0	26.9		(2)	(3)	(6)	762		-	1
(a)	The impact of the weighted-average default rate on the current fair value of residual cash flows for all scenarios is immaterial.

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

The Bancorp’s derivative assets include certain contractual features in which the Bancorp requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives, including changes in the fair value due to credit risk of the counterparty. As of June 30, 2016 and December 31, 2015, the balance of collateral held by the Bancorp for derivative assets was $887 million and $821 million, respectively. The credit component negatively impacting the fair value of derivative assets associated with customer accommodation contracts as of June 30, 2016 and December 31, 2015 was $10 million and $9 million, respectively.

In measuring the fair value of derivative liabilities, the Bancorp considers its own credit risk, taking into consideration collateral maintenance requirements of certain derivative counterparties and the duration of instruments with counterparties that do not require collateral maintenance. When necessary, the Bancorp posts collateral primarily in the form of cash and securities to offset changes in fair value of the derivatives, including changes in fair value due to the Bancorp’s credit risk. As of June 30, 2016 and December 31, 2015, the balance of collateral posted by the Bancorp for derivative liabilities was $576 million and $504 million, respectively. Certain of the Bancorp’s derivative liabilities contain credit-risk related contingent features that could result in the requirement to post additional collateral upon the occurrence of specified events. As of June 30, 2016 and December 31, 2015, the fair value of the additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was immaterial to the Condensed Consolidated Financial Statements. The posting of collateral has been determined to remove the need for further consideration of credit risk. As a result, the Bancorp determined that the impact of the Bancorp’s credit risk to the valuation of its derivative liabilities was immaterial to the Condensed Consolidated Financial Statements.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables reflect the notional amounts and fair values for all derivative instruments included in the Condensed Consolidated Balance Sheets as of:

		Fair Value
June 30, 2016 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,705	492	-
Total fair value hedges		492	-
Cash flow hedges:
Interest rate swaps related to C&I loans	4,475	113	-
Total cash flow hedges		113	-
Total derivatives designated as qualifying hedging instruments		605	-
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	8,407	392	73
Forward contracts related to held for sale residential mortgage loans	1,713	-	17
Stock warrant associated with Vantiv Holding, LLC	441	327	-
Swap associated with the sale of Visa, Inc. Class B shares	1,236	-	99
Foreign exchange contracts	214	1	2
Total free-standing derivatives - risk management and other business purposes		720	191
Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	31,777	405	414
Interest rate lock commitments	1,185	34	-
Commodity contracts	2,091	137	123
Foreign exchange contracts	13,745	278	251
Total free-standing derivatives - customer accommodation		854	788
Total derivatives not designated as qualifying hedging instruments		1,574	979
Total		$2,179	979

		Fair Value
December 31, 2015 ($ in millions)	Notional Amount	Derivative Assets	Derivative Liabilities
Qualifying Hedging Instruments:
Fair value hedges:
Interest rate swaps related to long-term debt	$2,705	372	2
Total fair value hedges		372	2
Cash flow hedges:
Interest rate swaps related to C&I loans	5,475	39	-
Total cash flow hedges		39	-
Total derivatives designated as qualifying hedging instruments		411	2
Derivatives Not Designated as Qualifying Hedging Instruments:
Free-standing derivatives - risk management and other business purposes:
Interest rate contracts related to MSRs	11,657	239	9
Forward contracts related to held for sale residential mortgage loans	1,330	3	1
Stock warrant associated with Vantiv Holding, LLC	369	262	-
Swap associated with the sale of Visa, Inc. Class B shares	1,292	-	61
Total free-standing derivatives - risk management and other business purposes		504	71
Free-standing derivatives - customer accommodation:
Interest rate contracts for customers	29,889	242	249
Interest rate lock commitments	721	15	-
Commodity contracts	2,464	294	276
Foreign exchange contracts	16,243	386	340
Total free-standing derivatives - customer accommodation		937	865
Total derivatives not designated as qualifying hedging instruments		1,441	936
Total		$1,852	938

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Hedges

The Bancorp may enter into interest rate swaps to convert its fixed-rate funding to floating-rate. Decisions to convert fixed-rate funding to floating are made primarily through consideration of the asset/liability mix of the Bancorp, the desired asset/liability sensitivity and interest rate levels. For all interest rate swaps as of June 30, 2016, an assessment of hedge effectiveness was performed using regression analysis and such swaps were accounted for using the “long-haul” method. The long-haul method requires a quarterly assessment of hedge effectiveness and measurement of ineffectiveness. For interest rate swaps accounted for as a fair value hedge using the long-haul method, ineffectiveness is the difference between the changes in the fair value of the interest rate swap and changes in fair value of the related hedged item attributable to the risk being hedged. The ineffectiveness on interest rate swaps hedging fixed-rate funding is reported within interest expense in the Condensed Consolidated Statements of Income.

The following table reflects the change in fair value of interest rate contracts, designated as fair value hedges, as well as the change in fair value of the related hedged items attributable to the risk being hedged, included in the Condensed Consolidated Statements of Income:

	Condensed Consolidated Statements of Income Caption	For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2016	2015	2016	2015
Change in fair value of interest rate swaps hedging long-term debt	Interest on long-term debt	$39	(90)	122	(49)
Change in fair value of hedged long-term debt attributable to the risk being hedged	Interest on long-term debt	(41)	90	(126)	48

Cash Flow Hedges

The Bancorp may enter into interest rate swaps to convert floating-rate assets and liabilities to fixed rates or to hedge certain forecasted transactions. The assets or liabilities may be grouped in circumstances where they share the same risk exposure that the Bancorp desires to hedge. The Bancorp may also enter into interest rate caps and floors to limit cash flow variability of floating-rate assets and liabilities. As of June 30, 2016, all hedges designated as cash flow hedges were assessed for effectiveness using regression analysis. Ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows attributable to the risk being hedged. Ineffectiveness is reported within other noninterest income in the Condensed Consolidated Statements of Income. The effective portion of the cumulative gains or losses on cash flow hedges are reported within AOCI and are reclassified from AOCI to current period earnings when the forecasted transaction affects earnings. As of June 30, 2016, the maximum length of time over which the Bancorp is hedging its exposure to the variability in future cash flows is 42 months.

Reclassified gains and losses on interest rate contracts related to commercial and industrial loans are recorded within interest income in the Condensed Consolidated Statements of Income. As of June 30, 2016 and December 31, 2015, $70 million and $22 million, respectively, of net deferred gains, net of tax, on cash flow hedges were recorded in AOCI in the Condensed Consolidated Balance Sheets. As of June 30, 2016, approximately $30 million in net deferred gains, net of tax, recorded in AOCI are expected to be reclassified into earnings during the next twelve months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2016.

During both the three and six months ended June 30, 2016 and 2015, there were no gains or losses reclassified from AOCI into earnings associated with the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would no longer occur by the end of the originally specified time period or within the additional period of time as defined by U.S. GAAP.

The following table presents the pretax net gains (losses) recorded in the Condensed Consolidated Statements of Income and in the Condensed Consolidated Statements of Comprehensive Income relating to derivative instruments designated as cash flow hedges:

		For the three months ended June 30,		For the six months ended June 30,
($ in millions)		2016	2015	2016	2015
Amount of pretax net gains (losses) recognized in OCI	$	26	(8)	100	44
Amount of pretax net gains reclassified from OCI into net income		12	19	26	35

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

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for risk management and other business purposes are summarized in the following table:

	Condensed Consolidated		For the three months		For the six months
	Statements of		ended June 30,		ended June 30,
($ in millions)	Income Caption		2016	2015	2016	2015
Interest rate contracts:
Forward contracts related to residential mortgage loans held for sale	Mortgage banking net revenue	$	(9)	11	(19)	12
Interest rate contracts related to MSR portfolio	Mortgage banking net revenue		51	(30)	149	35
Foreign exchange contracts:
Foreign exchange contracts for risk management purposes	Other noninterest income		(1)	(1)	(4)	13
Equity contracts:
Stock warrant associated with Vantiv Holding, LLC	Other noninterest income		19	14	66	85
Swap associated with sale of Visa, Inc. Class B shares	Other noninterest income		(50)	(2)	(50)	(19)

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

The Bancorp enters into risk participation agreements, under which the Bancorp assumes credit exposure relating to certain underlying interest rate derivative contracts. The Bancorp only enters into these risk participation agreements in instances in which the Bancorp has participated in the loan that the underlying interest rate derivative contract was designed to hedge. The Bancorp will make payments under these agreements if a customer defaults on its obligation to perform under the terms of the underlying interest rate derivative contract. As of June 30, 2016 and December 31, 2015, the total notional amount of the risk participation agreements was $2.4 billion and $1.7 billion, respectively, and the fair value was a liability of $4 million and $3 million at June 30, 2016 and December 31, 2015, respectively, which is included in interest rate contracts for customers. As of June 30, 2016, the risk participation agreements had a weighted-average remaining life of 3.1 years.

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

Risk ratings of the notional amount of risk participation agreements under this risk rating system are summarized in the following table as of:

($ in millions)	June 30, 2016	December 31, 2015
Pass	$2,361	1,650
Special mention	14	7
Substandard	2	7
Total	$2,377	1,664

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The net gains (losses) recorded in the Condensed Consolidated Statements of Income relating to free-standing derivative instruments used for customer accommodation are summarized in the following table:

			For the three months		For the six months
	Condensed Consolidated		ended June 30,		ended June 30,
($ in millions)	Statements of Income Caption		2016	2015	2016	2015
Interest rate contracts:
Interest rate contracts for customers (contract revenue)	Corporate banking revenue	$	5	4	12	11
Interest rate contracts for customers (credit losses)	Other noninterest expense		-	(1)	-	(1)
Interest rate contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		(1)	1	(2)	-
Interest rate lock commitments	Mortgage banking net revenue		42	17	84	52
Commodity contracts:
Commodity contracts for customers (contract revenue)	Corporate banking revenue		2	2	3	3
Commodity contracts for customers (credit losses)	Other noninterest expense		(1)	-	(1)	(2)
Commodity contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		2	1	1	6
Foreign exchange contracts:
Foreign exchange contracts for customers (contract revenue)	Corporate banking revenue		16	18	32	39
Foreign exchange contracts for customers (credit losses)	Other noninterest expense		(2)	-	(2)	-
Foreign exchange contracts for customers (credit portion of fair value adjustment)	Other noninterest expense		2	1	-	-

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

Collateral amounts included in the tables below consist primarily of cash and highly-rated government-backed securities.

The following tables provide a summary of offsetting derivative financial instruments:

	Gross Amount	Gross Amounts Not Offset in the
	Recognized in the	Condensed Consolidated Balance Sheets
As of June 30, 2016 ($ in millions)	Condensed Consolidated Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$1,818	(674)	(589)	555
Total assets	1,818	(674)	(589)	555

Liabilities:
Derivatives	979	(674)	(145)	160
Total liabilities	$979	(674)	(145)	160
(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
(b)

Amount of collateral received as an offset to asset positions or pledged as an offset to liability positions. Collateral values in excess of related derivative amounts recognized in the Condensed Consolidated Balance Sheets were excluded from this table.

	Gross Amount	Gross Amounts Not Offset in the
	Recognized in the	Condensed Consolidated Balance Sheets
As of December 31, 2015 ($ in millions)	Condensed Consolidated Balance Sheets(a)	Derivatives	Collateral(b)	Net Amount
Assets:
Derivatives	$1,575	(512)	(627)	436
Total assets	1,575	(512)	(627)	436

Liabilities:
Derivatives	938	(512)	(173)	253
Total liabilities	$938	(512)	(173)	253
(a)	Amount does not include the stock warrant associated with Vantiv Holding, LLC and IRLCs because these instruments are not subject to master netting or similar arrangements.
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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

12. Other Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents a summary of the Bancorp’s other short-term borrowings as of:

($ in millions)		June 30, 2016	December 31, 2015
FHLB advances	$	2,450	-
Derivative collateral		778	582
Securities sold under repurchase agreements		751	925
Total other short-term borrowings	$	3,979	1,507

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

The following table summarizes the Bancorp’s securities sold under repurchase agreements by the type of collateral securing the borrowing and remaining contractual maturity as of:

($ in millions)		June 30, 2016		December 31, 2015
		Amount	Remaining Contractual Maturity	Amount	Remaining Contractual Maturity
Type of collateral:
Agency residential mortgage-backed securities	$	637	Overnight	646	Overnight
U.S. Treasury and federal agencies securities		114	Overnight	279	Overnight
Total securities sold under repurchase agreements	$	751		925

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

On June 14, 2016, the Bank issued and sold $1.3 billion of 2.25% unsecured senior fixed-rate notes, with a maturity of five years, due on June 14, 2021. These bank notes will be redeemable by the Bank, in whole or in part, on or after the date that is 30 days prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

14. Capital Actions

Accelerated Share Repurchase Transactions

During the six months ended June 30, 2016, the Bancorp entered into or settled accelerated share repurchase transactions. As part of these transactions, the Bancorp entered into forward contracts in which the final number of shares delivered at settlement was based generally on a discount to the average daily volume weighted-average price of the Bancorp’s common stock during the term of these repurchase agreements. The accelerated share repurchases were treated as two separate transactions, (i) the acquisition of treasury shares on the acquisition date and (ii) a forward contract indexed to the Bancorp’s common stock.

The following table presents a summary of the Bancorp’s accelerated share repurchase transactions that were entered into or settled during the six months ended June 30, 2016:

Repurchase Date		Amount ($ in millions)	Shares Repurchased on Repurchase Date	Shares Received from Forward Contract Settlement	Total Shares Repurchased	Settlement Date
December 14, 2015	$	215	9,248,482	1,782,477	11,030,959	January 14, 2016
March 4, 2016		240	12,623,762	1,868,379	14,492,141	April 11, 2016

Open Market Share Repurchase Transactions

Between June 17, 2016 and June 20, 2016, the Bancorp repurchased 1,436,100 shares, or approximately $26 million, of its outstanding common stock through open market repurchase transactions.

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

Commitments

The Bancorp has certain commitments to make future payments under contracts. The following table reflects a summary of significant commitments as of:

		June 30,	December 31,
($ in millions)		2016	2015
Commitments to extend credit	$	67,342	66,884
Letters of credit		2,737	3,055
Forward contracts related to held for sale residential mortgage loans		1,713	1,330
Noncancelable operating lease obligations		599	635
Purchase obligations		65	60
Capital commitments for private equity investments		52	60
Capital expenditures		28	30
Capital lease obligations		22	27

Commitments to extend credit

Commitments to extend credit are agreements to lend, typically having fixed expiration dates or other termination clauses that may require payment of a fee. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Bancorp is exposed to credit risk in the event of nonperformance by the counterparty for the amount of the contract. Fixed-rate commitments are also subject to market risk resulting from fluctuations in interest rates and the Bancorp’s exposure is limited to the replacement value of those commitments. As of June 30, 2016 and December 31, 2015, the Bancorp had a reserve for unfunded commitments, including letters of credit, totaling $151 million and $138 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets. The Bancorp monitors the credit risk associated with commitments to extend credit using the same risk rating system utilized within its loan and lease portfolio.

Risk ratings under this risk rating system are summarized in the following table as of:

		June 30,	December 31,
($ in millions)		2016	2015
Pass	$	66,152	65,645
Special mention		504	647
Substandard		686	592
Total commitments to extend credit	$	67,342	66,884

Letters of credit

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party and expire as summarized in the following table as of June 30, 2016:

($ in millions)
Less than 1 year(a)	$1,557
1 - 5 years(a)	1,158
Over 5 years	22
Total letters of credit	$2,737
(a)	Includes $14 and $3 issued on behalf of commercial customers to facilitate trade payments in U.S. dollars and foreign currencies which expire less than 1 year and between 1 - 5 years, respectively.

Standby letters of credit accounted for 99% of total letters of credit at both June 30, 2016 and December 31, 2015, and are considered guarantees in accordance with U.S. GAAP. Approximately 65% of the total standby letters of credit were collateralized as of both June 30, 2016 and December 31, 2015. In the event of nonperformance by the customers, the Bancorp has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The reserve related to these standby letters of credit, which was included in the total reserve for unfunded commitments, was $2 million and immaterial, respectively, at June 30, 2016 and December 31, 2015. The Bancorp monitors the credit risk associated with letters of credit using the same risk rating system utilized within its loan and lease portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Risk ratings under this risk rating system are summarized in the following table as of:

($ in millions)		June 30, 2016	December 31, 2015
Pass	$	2,298	2,606
Special mention		95	130
Substandard		258	258
Doubtful		86	61
Total letters of credit	$	2,737	3,055

At June 30, 2016 and December 31, 2015, the Bancorp had outstanding letters of credit that were supporting certain securities issued as VRDNs. The Bancorp facilitates financing for its commercial customers, which consist of companies and municipalities, by marketing the VRDNs to investors. The VRDNs pay interest to holders at a rate of interest that fluctuates based upon market demand. The VRDNs generally have long-term maturity dates, but can be tendered by the holder for purchase at par value upon proper advance notice. When the VRDNs are tendered, a remarketing agent generally finds another investor to purchase the VRDNs to keep the securities outstanding in the market. As of June 30, 2016 and December 31, 2015, total VRDNs in which the Bancorp was the remarketing agent or were supported by a Bancorp letter of credit were $1.1 billion and $1.3 billion, respectively, of which FTS acted as the remarketing agent to issuers on $891 million and $1.1 billion, respectively. As remarketing agent, FTS is responsible for finding purchasers for VRDNs that are put by investors. The Bancorp issued letters of credit, as a credit enhancement, to $719 million and $921 million of the VRDNs remarketed by FTS, in addition to $167 million and $187 million in VRDNs remarketed by third parties at June 30, 2016 and December 31, 2015, respectively. These letters of credit are included in the total letters of credit balance provided in the previous table. The Bancorp held $3 million and an immaterial amount of these VRDNs in its portfolio and classified them as trading securities at June 30, 2016 and December 31, 2015, respectively.

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

Contingent Liabilities

Private mortgage reinsurance

For certain mortgage loans originated by the Bancorp, borrowers may be required to obtain PMI provided by third-party insurers. In some instances, these insurers cede a portion of the PMI premiums to the Bancorp, and the Bancorp provides reinsurance coverage within a specified range of the total PMI coverage. The Bancorp’s reinsurance coverage typically ranges from 5% to 10% of the total PMI coverage. In the second quarter of 2016, the Bancorp allowed one of its third-party insurers to terminate its reinsurance agreement with the Bancorp, resulting in the Bancorp releasing collateral to the insurer in the form of investment securities and other assets with a carrying value of $6 million, and the insurer assuming the Bancorp’s obligations under the reinsurance agreement, resulting in a decrease to the Bancorp’s reserve liability of $2 million and a decrease in the Bancorp’s maximum exposure of $26 million. In addition, the Bancorp received a payment of $4 million related to the difference between the release of the assets and the reserve liability assumed. The Bancorp’s remaining maximum exposure in the event of nonperformance by the underlying borrowers is equivalent to the Bancorp’s total outstanding reinsurance coverage, which was $1 million at June 30, 2016 and $27 million at December 31, 2015. As of June 30, 2016 the Bancorp no longer maintained a reserve related to exposures within the reinsurance portfolio. As of December 31, 2015, the Bancorp maintained a reserve of $2 million related to exposures within the reinsurance portfolio which was included in other liabilities in the Condensed Consolidated Balance Sheet. The change in the reserve was due primarily to the decrease in outstanding exposure associated with the termination of the reinsurance agreement discussed previously. During 2009, the Bancorp suspended the practice of providing reinsurance of PMI for newly originated mortgage loans.

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

As of June 30, 2016 and December 31, 2015, the Bancorp maintained reserves related to loans sold with representation and warranty provisions totaling $21 million and $25 million, respectively, included in other liabilities in the Condensed Consolidated Balance Sheets.

The Bancorp uses the best information available when estimating its mortgage representation and warranty reserve; however, the estimation process is inherently uncertain and imprecise and, accordingly, losses in excess of the amounts reserved as of June 30, 2016, are reasonably possible. The Bancorp currently estimates that it is reasonably possible that it could incur losses related to mortgage representation and warranty provisions in an amount up to approximately $27 million in excess of amounts reserved. This estimate was derived by modifying the key assumptions previously discussed to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. The actual repurchase losses could vary significantly from the recorded mortgage representation and warranty reserve or this estimate of reasonably possible losses, depending on the outcome of various factors, including those previously discussed.

For the three months ended June 30, 2016 and 2015, the Bancorp paid an immaterial amount and $1 million, respectively, in the form of make whole payments and repurchased $2 million and $7 million, respectively, in outstanding principal of loans to satisfy investor demands. For the six months ended June 30, 2016 and 2015, the Bancorp paid an immaterial amount and $2 million, respectively, in the form of make whole payments and repurchased $6 million and $16 million, respectively, in outstanding principal of loans to satisfy investor demands. Total repurchase demand requests during the three months ended June 30, 2016 and 2015 were $4 million and $11 million, respectively. Total repurchase demand requests for the six months ended June 30, 2016 and 2015 were $10 million and $20 million, respectively. Total outstanding repurchase demand inventory was $4 million at both June 30, 2016 and December 31, 2015.

The following table summarizes activity in the reserve for representation and warranty provisions:

	For the three months ended June 30,		For the six months ended June 30,

($ in millions)	2016	2015	2016	2015
Balance, beginning of period	$23	36	25	35
Net (reductions) additions to the reserve	(2)	-	(3)	2
Losses charged against the reserve	-	(4)	(1)	(5)
Balance, end of period	$21	32	21	32

The following tables provide a rollforward of unresolved claims by claimant type for the six months ended:

	GSE		Private Label

June 30, 2016 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	16	$4	2	$-
New demands	142	10	3	-
Loan paydowns/payoffs	(6)	(1)	-	-
Resolved demands	(134)	(9)	(4)	-

Balance, end of period	18	$4	1	$-

	GSE		Private Label

June 30, 2015 ($ in millions)	Units	Dollars	Units	Dollars

Balance, beginning of period	37	$6	1	$1
New demands	240	20	11	-
Loan paydowns/payoffs	(12)	-	-	-
Resolved demands	(225)	(20)	(9)	(1)

Balance, end of period	40	$6	3	$-

Residential mortgage loans sold with credit recourse

The Bancorp sold certain residential mortgage loans in the secondary market with credit recourse. In the event of any customer default, pursuant to the credit recourse provided, the Bancorp is required to reimburse the third party. The maximum amount of credit risk in the event of nonperformance by the underlying borrowers is equivalent to the total outstanding balance. In the event of nonperformance, the Bancorp has rights to the underlying collateral value securing the loan. The outstanding balances on these loans sold with credit recourse were $429 million and $465 million at June 30, 2016 and December 31, 2015, respectively, and the delinquency rates were 2.8% at June 30, 2016 and 3.0% at December 31, 2015. The Bancorp maintained an estimated credit loss reserve on these loans sold with credit recourse of $8 million and $9 million, respectively, at June 30, 2016 and December 31, 2015, recorded in other liabilities in the Condensed Consolidated Balance Sheets. To determine the credit loss reserve, the Bancorp used an approach that is consistent with its overall approach in estimating credit losses for various categories of residential mortgage loans held in its loan portfolio.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Margin accounts

FTS, an indirect wholly-owned subsidiary of the Bancorp, guarantees the collection of all margin account balances held by its brokerage clearing agent for the benefit of its customers. FTS is responsible for payment to its brokerage clearing agent for any loss, liability, damage, cost or expense incurred as a result of customers failing to comply with margin or margin maintenance calls on all margin accounts. The margin account balance held by the brokerage clearing agent was $14 million and $10 million at June 30, 2016 and December 31, 2015, respectively. In the event of any customer default, FTS has rights to the underlying collateral provided. Given the existence of the underlying collateral provided and negligible historical credit losses, the Bancorp does not maintain a loss reserve related to the margin accounts.

Long-term borrowing obligations

The Bancorp had certain fully and unconditionally guaranteed long-term borrowing obligations issued by wholly-owned issuing trust entities of $62 million at both June 30, 2016 and December 31, 2015.

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

In conjunction with the IPO, the Bancorp received 10.1 million of Visa’s Class B common shares (the “Class B Shares”) based on the Bancorp’s membership percentage in Visa prior to the IPO. The Class B Shares are not transferable (other than to another member bank) until the later of the third anniversary of the IPO closing or the date which the Covered Litigation has been resolved; therefore, the Bancorp’s Class B Shares were classified in other assets and accounted for at their carryover basis of $0. Visa initially deposited $3 billion of the proceeds from the IPO into a litigation escrow account, established for the purpose of funding judgments in, or settlements of, the Covered Litigation. Since then, when Visa’s litigation committee determined that the escrow account was insufficient; Visa issued additional Class A Shares and deposited the proceeds from the sale of the Class A Shares into the litigation escrow account. When Visa funded the litigation escrow account, the Class B Shares were subjected to dilution through an adjustment in the conversion rate of Class B Shares into Class A Shares.

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

As of the date of the Bancorp’s sale of Visa Class B Shares and through June 30, 2016, the Bancorp has concluded that it is not probable that the Visa Litigation Exposure will exceed the Class B value. Based on this determination, upon the sale of Class B Shares, the Bancorp reversed its net Visa litigation reserve liability and recognized a free-standing derivative liability associated with the total return swap. The fair value of the swap liability was $99 million at June 30, 2016 and $61 million at December 31, 2015. Refer to Note 11 and Note 16 for further information.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

16. Legal and Regulatory Proceedings

Litigation

Visa/Mastercard Merchant Interchange Litigation

In April 2006, the Bancorp was added as a defendant in a consolidated antitrust class action lawsuit originally filed against Visa®, MasterCard® and several other major financial institutions in the United States District Court for the Eastern District of New York. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claimed that the interchange fees charged by card-issuing banks were unreasonable and sought injunctive relief and unspecified damages. In addition to being a named defendant, the Bancorp is also subject to a possible indemnification obligation of Visa as discussed in Note 15 and has also entered into judgment and loss sharing agreements with Visa, MasterCard and certain other named defendants. In October 2012, the parties to the litigation entered into a settlement agreement. On January 14, 2014, the court entered a final order approving the class settlement. A number of merchants filed appeals from that approval. The U.S. Court of Appeals for the Second Circuit held a hearing on those appeals and on June 30, 2016, reversed the district court’s approval of the class settlement, remanding the case to the district court for further proceedings. In rejecting the settlement, the appellate court found that counsel for plaintiffs was conflicted and thus could not adequately represent the plaintiff-class members of the separate monetary and injunctive relief settlement classes. The appellate court decertified the settlement classes, ordered that the case return to the trial court and directed the trial court to appoint separate counsel for the separate plaintiff classes. Pursuant to the terms of the overturned settlement agreement, the Bancorp previously paid $46 million into a class settlement escrow account. Because the appellate court ruling remands the case to the district court for further proceedings, the ultimate outcome in this matter is uncertain. Approximately 8,000 merchants requested exclusion from the class settlement, and therefore, pursuant to the terms of the settlement agreement, 25% of the funds paid into the class settlement escrow account were already returned to the control of the defendants. More than 460 of the merchants who requested exclusion from the class filed separate federal lawsuits against Visa, MasterCard and certain other defendants alleging similar antitrust violations. These “opt-out” federal lawsuits were transferred to the United States District Court for the Eastern District of New York. The Bancorp was not named as a defendant in any of the opt-out federal lawsuits, but may have obligations pursuant to indemnification arrangements and/or the judgment or loss sharing agreements noted above. On July 18, 2015, the court in which all the remaining opt-out federal lawsuits have been consolidated denied defendants’ motion to dismiss the complaints. Refer to Note 15 for further information.

Dudenhoeffer v. Fifth Third Bancorp

On March 29, 2016, the court in two class action lawsuits consolidated as Dudenhoeffer v. Fifth Third Bancorp et al. filed in 2008 in the United States District Court for the Southern District of Ohio preliminarily approved a settlement in which the Bancorp agreed to pay $6 million and make certain changes to the Bancorp’s profit sharing plan. The complaints alleged that the Bancorp and certain officers violated ERISA by continuing to offer Fifth Third stock in the Bancorp’s profit sharing plan when it was no longer a prudent investment. On July 11, 2016, the court issued a Final Approval Order and Judgment approving the settlement in all respects and ordering that the settlement agreement be implemented in accordance with its terms.

Klopfenstein v. Fifth Third Bank

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

Nina Investments, LLC v. Fifth Third Bank

On July 5, 2012, Nina Investments, LLC filed a lawsuit against Fifth Third Bank (Nina Investments, LLC. v. Fifth Third Bank, et al.) in the Circuit Court of Cook County, Illinois, alleging fraud and conspiracy to commit fraud related to a credit facility established by Fifth Third Bank in 2007 to finance life insurance premiums. Nina invested funds in an entity related to the borrower under the credit facility and is claiming over $70 million in damages based on its alleged loss of these funds. Nina alleges that it would have made different investment decisions if Fifth Third had disclosed fraud committed by the borrower with the alleged knowledge of Fifth Third employees. Nina filed this lawsuit in response to a lawsuit filed by Fifth Third Bank in the same court on June 11, 2010 against Nina and other defendants (Fifth Third Bank v. Concord Capital Management, LLC, et al.) alleging fraud and breach of contract. The court recently dismissed Fifth Third’s claims against certain defendants but Fifth Third’s claims against Nina and other defendants remain pending. Accordingly, the parties have been conducting discovery in the coordinated actions. The trial has been scheduled for February 6, 2017.

Other Litigation

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Governmental Investigations and Proceedings

The Bancorp and/or its affiliates are involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by various governmental regulatory agencies and law enforcement authorities, including but not limited to the CFPB, FINRA, etc., as well as self-regulatory bodies regarding their respective businesses. Additional matters will likely arise from time to time. Any of these matters may result in material adverse consequences to the Bancorp, its affiliates and/or their respective directors, officers and other personnel, including adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions, amendments and/or restatements of the Bancorp’s SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement.

Reasonably Possible Losses in Excess of Accruals

The Bancorp and its subsidiaries are parties to numerous claims and lawsuits as well as threatened or potential actions or claims concerning matters arising from the conduct of its business activities. The outcome of claims or litigation and the timing of ultimate resolution are inherently difficult to predict. The following factors, among others, contribute to this lack of predictability: claims often include significant legal uncertainties, damages alleged by plaintiffs are often unspecified or overstated, discovery may not have started or may not be complete and material facts may be disputed or unsubstantiated. As a result of these factors, the Bancorp is not always able to provide an estimate of the range of reasonably possible outcomes for each claim. An accrual for a potential litigation loss is established when information related to the loss contingency indicates both that a loss is probable and that the amount of loss can be reasonably estimated. Any such accrual is adjusted from time to time thereafter as appropriate to reflect changes in circumstances. The Bancorp also determines, when possible (due to the uncertainties described above), estimates of reasonably possible losses or ranges of reasonably possible losses, in excess of amounts accrued. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” Thus, references to the upper end of the range of reasonably possible loss for cases in which the Bancorp is able to estimate a range of reasonably possible loss mean the upper end of the range of loss for cases for which the Bancorp believes the risk of loss is more than slight. For matters where the Bancorp is able to estimate such possible losses or ranges of possible losses, the Bancorp currently estimates that it is reasonably possible that it could incur losses related to legal and regulatory proceedings in an aggregate amount up to approximately $43 million in excess of amounts accrued, with it also being reasonably possible that no losses will be incurred in these matters. The estimates included in this amount are based on the Bancorp’s analysis of currently available information, and as new information is obtained the Bancorp may change its estimates.

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

17. Income Taxes

The applicable income tax expense was $98 million and $108 million for the three months ended June 30, 2016 and 2015, respectively, and was $206 million and $232 million for the six months ended June 30, 2016 and 2015, respectively. The effective tax rates for the three months ended June 30, 2016 and 2015 were 22.8% and 26.1%, respectively, and were 23.9% and 25.8% for the six months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2016 compared to the same periods in the prior year was primarily the result of an $8 million tax benefit related to a change in the estimated deductibility of a prior expense. This benefit was partially offset by a non-cash charge for the write-off of a deferred tax asset related to stock-based awards granted to employees and directors.

While it is reasonably possible that the amount of the unrecognized tax benefits with respect to certain of the Bancorp’s uncertain tax positions could increase or decrease during the next 12 months, the Bancorp believes it is unlikely that its unrecognized tax benefits will change by a material amount during the next 12 months.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

18. Accumulated Other Comprehensive Income

The tables below present the activity of the components of OCI and AOCI for the three months ended:

		Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
June 30, 2016 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale securities arising during period	$	309	(109)	200
Reclassification adjustment for net gains on available-for-sale securities included in net income		(8)	2	(6)
Net unrealized gains on available-for-sale securities		301	(107)	194	685	194	879

Unrealized holding gains on cash flow hedge derivatives arising during period		26	(9)	17
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(12)	4	(8)
Net unrealized gains on cash flow hedge derivatives		14	(5)	9	61	9	70

Reclassification of amounts to net periodic benefit costs		3	(1)	2
Defined benefit pension plans, net		3	(1)	2	(62)	2	(60)
Total	$	318	(113)	205	684	205	889

		Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
June 30, 2015 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale securities arising during period	$	(436)	151	(285)
Reclassification adjustment for net losses on available-for-sale securities included in net income		6	(2)	4
Net unrealized gains on available-for-sale securities		(430)	149	(281)	608	(281)	327

Unrealized holding losses on cash flow hedge derivatives arising during period		(8)	3	(5)
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(19)	6	(13)
Net unrealized gains on cash flow hedge derivatives		(27)	9	(18)	47	(18)	29

Reclassification of amounts to net periodic benefit costs		3	(1)	2
Defined benefit pension plans, net		3	(1)	2	(67)	2	(65)
Total	$	(454)	157	(297)	588	(297)	291

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The tables below present the activity of the components of OCI and AOCI for the six months ended:

		Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
June 30, 2016 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding gains on available-for-sale securities arising during period	$	1,004	(352)	652
Reclassification adjustment for net gains on available-for-sale securities included in net income		(16)	5	(11)
Net unrealized gains on available-for-sale securities		988	(347)	641	238	641	879

Unrealized holding gains on cash flow hedge derivatives arising during period		100	(35)	65
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(26)	9	(17)
Net unrealized gains on cash flow hedge derivatives		74	(26)	48	22	48	70

Reclassification of amounts to net periodic benefit costs		5	(2)	3
Defined benefit pension plans, net		5	(2)	3	(63)	3	(60)
Total	$	1,067	(375)	692	197	692	889

		Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
June 30, 2015 ($ in millions)		Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Unrealized holding losses on available-for-sale securities arising during period	$	(221)	77	(144)
Reclassification adjustment for net gains on available-for-sale securities included in net income		(6)	2	(4)
Net unrealized gains on available-for-sale securities		(227)	79	(148)	475	(148)	327

Unrealized holding gains on cash flow hedge derivatives arising during period		44	(15)	29
Reclassification adjustment for net gains on cash flow hedge derivatives included in net income		(35)	12	(23)
Net unrealized gains on cash flow hedge derivatives		9	(3)	6	23	6	29

Reclassification of amounts to net periodic benefit costs		6	(2)	4
Defined benefit pension plans, net		6	(2)	4	(69)	4	(65)
Total	$	(212)	74	(138)	429	(138)	291

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents reclassifications out of AOCI:

Components of AOCI: ($ in millions)	Affected Line Item in the Condensed Consolidated Statements of Income	For the three months ended June 30,		For the six months ended June 30,
		2016	2015	2016	2015

Net unrealized gains on available-for-sale securities:(b)
Net gains (losses) included in net income	Securities gains, net	$8	(6)	16	6
	Income before income taxes	8	(6)	16	6
	Applicable income tax expense	(2)	2	(5)	(2)
	Net income	6	(4)	11	4

Net unrealized gains on cash flow hedge derivatives:(b)
Interest rate contracts related to C&I loans	Interest and fees on loans and leases	12	19	26	35
	Income before income taxes	12	19	26	35
	Applicable income tax expense	(4)	(6)	(9)	(12)
	Net income	8	13	17	23

Net periodic benefit costs:(b)
Amortization of net actuarial loss	Employee benefits expense(a)	(3)	(3)	(5)	(6)
	Income before income taxes	(3)	(3)	(5)	(6)
	Applicable income tax expense	1	1	2	2
	Net income	(2)	(2)	(3)	(4)

Total reclassifications for the period	Net income	$12	7	25	23
(a)

This AOCI component is included in the computation of net periodic benefit cost. Refer to Note 21 in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015 for information on the computation of net periodic benefit cost.

(b)	Amounts in parentheses indicate reductions to net income.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

19. Earnings Per Share

The following tables provide the calculation of earnings per share and the reconciliation of earnings per share and earnings per diluted share:

	2016			2015
For the three months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income attributable to Bancorp	$333			315
Dividends on preferred stock	23			23
Net income available to common shareholders	310			292
Less: Income allocated to participating securities	3			3
Net income allocated to common shareholders	$307	759	0.40	289	804	0.36
Earnings Per Diluted Share:
Net income available to common shareholders	$310			292
Effect of dilutive securities:
Stock-based awards	-	6		-	9
Net income available to common shareholders plus assumed conversions	310			292
Less: Income allocated to participating securities	3			3
Net income allocated to common shareholders plus assumed conversions	$307	765	0.40	289	813	0.36

	2016			2015
For the six months ended June 30, (in millions, except per share data)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Earnings Per Share:
Net income attributable to Bancorp	$660			676
Dividends on preferred stock	38			38
Net income available to common shareholders	622			638
Less: Income allocated to participating securities	6			6
Net income allocated to common shareholders	$616	766	0.80	632	807	0.78
Earnings Per Diluted Share:
Net income available to common shareholders	$622			638
Effect of dilutive securities:
Stock-based awards	-	6		-	9
Net income available to common shareholders plus assumed conversions	622			638
Less: Income allocated to participating securities	6			6
Net income allocated to common shareholders plus assumed conversions	$616	772	0.80	632	816	0.77

Shares are excluded from the computation of net income per diluted share when their inclusion has an anti-dilutive effect on earnings per share. The diluted earnings per share computation for both the three and six months ended June 30, 2016 excludes 21 million of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive. The diluted earnings per share computation for the three and six months ended June 30, 2015 excludes 16 million and 17 million, respectively, of SARs and an immaterial amount of stock options because their inclusion would have been anti-dilutive.

The diluted earnings per share computation for the three and six months ended June 30, 2015 excludes the impact of the forward contract related to the April 30, 2015 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Bancorp’s common stock during the second quarter of 2015, the counterparty to the transaction would have been required to deliver additional shares for the settlement of the forward contract as of June 30, 2015, and thus the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including residential mortgage loans held for sale for which the Bancorp has elected the fair value option as of:

	Fair Value Measurements Using

June 30, 2016 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value

Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$78	1,077	-	1,155
Obligations of states and political subdivisions securities	-	52	-	52
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,694	-	15,694
Agency commercial mortgage-backed securities	-	8,926	-	8,926
Non-agency commercial mortgage-backed securities	-	3,079	-	3,079
Asset-backed securities and other debt securities	-	1,849	-	1,849
Equity securities(a)	94	1	-	95

Available-for-sale and other securities(a)	172	30,678	-	30,850
Trading securities:
U.S. Treasury and federal agencies securities	-	16	-	16
Obligations of states and political subdivisions securities	-	96	-	96
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	8	-	8
Asset-backed securities and other debt securities	-	17	-	17
Equity securities	264	-	-	264

Trading securities	264	137	-	401
Residential mortgage loans held for sale	-	852	-	852
Residential mortgage loans(b)	-	-	154	154
Derivative assets:
Interest rate contracts	-	1,402	34	1,436
Foreign exchange contracts	-	279	-	279
Equity contracts	-	-	327	327
Commodity contracts	21	116	-	137

Derivative assets(d)	21	1,797	361	2,179

Total assets	$457	33,464	515	34,436

Liabilities:
Derivative liabilities:
Interest rate contracts	$17	483	4	504
Foreign exchange contracts	-	253	-	253
Equity contracts	-	-	99	99
Commodity contracts	18	105	-	123

Derivative liabilities(e)	35	841	103	979
Short positions(e)	14	6	-	20

Total liabilities	$49	847	103	999

(a)	Excludes FHLB, FRB and DTCC restricted stock holdings totaling $248, $356 and $1, respectively, at June 30, 2016.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During both the three and six months ended June 30, 2016, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using

December 31, 2015 ($ in millions)	Level 1(c)	Level 2(c)	Level 3	Total Fair Value

Assets:
Available-for-sale and other securities:
U.S. Treasury and federal agencies securities	$100	1,087	-	1,187
Obligations of states and political subdivisions securities	-	52	-	52
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	15,081	-	15,081
Agency commercial mortgage-backed securities	-	7,862	-	7,862
Non-agency commercial mortgage-backed securities	-	2,804	-	2,804
Asset-backed securities and other debt securities	-	1,355	-	1,355
Equity securities(a)	98	1	-	99

Available-for-sale and other securities(a)	198	28,242	-	28,440
Trading securities:
U.S. Treasury and federal agencies securities	-	19	-	19
Obligations of states and political subdivisions securities	-	9	-	9
Mortgage-backed securities:
Agency residential mortgage-backed securities	-	6	-	6
Asset-backed securities and other debt securities	-	19	-	19
Equity securities	333	-	-	333

Trading securities	333	53	-	386
Residential mortgage loans held for sale	-	519	-	519
Residential mortgage loans(b)	-	-	167	167
Derivative assets:
Interest rate contracts	3	892	15	910
Foreign exchange contracts	-	386	-	386
Equity contracts	-	-	262	262
Commodity contracts	54	240	-	294

Derivative assets(d)	57	1,518	277	1,852

Total assets	$588	30,332	444	31,364

Liabilities:
Derivative liabilities:
Interest rate contracts	$1	257	3	261
Foreign exchange contracts	-	340	-	340
Equity contracts	-	-	61	61
Commodity contracts	37	239	-	276

Derivative liabilities(e)	38	836	64	938
Short positions(e)	22	7	-	29

Total liabilities	$60	843	64	967

(a)	Excludes FHLB and FRB restricted stock totaling $248, $355 and $1, respectively, at December 31, 2015.
(b)	Includes residential mortgage loans originated as held for sale and subsequently transferred to held for investment.
(c)	During the year ended December 31, 2015, no assets or liabilities were transferred between Level 1 and Level 2.
(d)	Included in other assets in the Condensed Consolidated Balance Sheets.
(e)	Included in other liabilities in the Condensed Consolidated Balance Sheets.

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

Derivatives

Exchange-traded derivatives valued using quoted prices and certain over-the-counter derivatives valued using active bids are classified within Level 1 of the valuation hierarchy. Most of the Bancorp’s derivative contracts are valued using DCF or other models that incorporate current market interest rates, credit spreads assigned to the derivative counterparties and other market parameters and, therefore, are classified within Level 2 of the valuation hierarchy. Such derivatives include basic and structured interest rate, foreign exchange and commodity swaps and options. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. At June 30, 2016 and December 31, 2015, derivatives classified as Level 3, which are valued using models containing unobservable inputs, consisted primarily of a warrant associated with the initial sale of the Bancorp’s 51% interest in Vantiv Holding, LLC to Advent International and a total return swap associated with the Bancorp’s sale of Visa, Inc. Class B shares. Level 3 derivatives also include IRLCs, which utilize internally generated loan closing rate assumptions as a significant unobservable input in the valuation process.

As of June 30, 2016, the warrant allows the Bancorp to purchase approximately 7.8 million incremental nonvoting units in Vantiv Holding, LLC at an exercise price of $15.98 per unit and requires settlement under certain defined conditions involving change of control. The fair value of the warrant is calculated in conjunction with a third party valuation provider by applying Black-Scholes option-pricing models using probability weighted scenarios which contain the following inputs: Vantiv, Inc. stock price, strike price per the Warrant Agreement and unobservable inputs, such as expected term and expected volatility.

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

The net fair value asset of the IRLCs at June 30, 2016 was $34 million. Immediate decreases in current interest rates of 25 bps and 50 bps would result in increases in the fair value of the IRLCs of approximately $10 million and $18 million, respectively. Immediate increases of current interest rates of 25 bps and 50 bps would result in decreases in the fair value of the IRLCs of approximately $11 million and $23 million, respectively. The decrease in fair value of IRLCs due to immediate 10% and 20% adverse changes in the assumed loan closing rates would be approximately $3 million and $7 million, respectively, and the increase in fair value due to immediate 10% and 20% favorable changes in the assumed loan closing rates would be approximately $3 million and $7 million, respectively. These sensitivities are hypothetical and should be used with caution, as changes in fair value based on a variation in assumptions typically cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables are a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the three months ended June 30, 2016 ($ in millions)	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value

Balance, beginning of period	$160	25	253	438
Total gains (losses) (realized/unrealized):
Included in earnings	1	43	(31)	13
Settlements	(11)	(38)	6	(43)
Transfers into Level 3(b)	4	-	-	4

Balance, end of period	$154	30	228	412

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2016(c)	$1	33	(31)	3

(a)

Net interest rate derivatives include derivative assets and liabilities of $34 and $4, respectively, as of June 30, 2016. Net equity derivatives include derivative assets and liabilities of $327 and $99, respectively, as of June 30, 2016.

(b)	Includes certain residential mortgage loans originated as held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the three months ended June 30, 2015 ($ in millions)	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value

Balance, beginning of period	$126	17	425	568
Total gains (losses) (realized/unrealized):
Included in earnings	(1)	17	13	29
Sales	-	(1)	-	(1)
Settlements	(8)	(23)	7	(24)
Transfers into Level 3(b)	61	-	-	61

Balance, end of period	$178	10	445	633

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2015(c)	$(1)	13	13	25

(a)

Net interest rate derivatives include derivative assets and liabilities of $14 and $4, respectively, as of June 30, 2015. Net equity derivatives include derivative assets and liabilities of $500 and $55, respectively, as of June 30, 2015.

(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the six months ended June 30, 2016 ($ in millions)	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value

Balance, beginning of period	$167	12	201	380
Total gains (realized/unrealized):
Included in earnings	3	84	16	103
Purchases	-	(1)	-	(1)
Settlements	(22)	(65)	11	(76)
Transfers into Level 3(b)	6	-	-	6

Balance, end of period	$154	30	228	412

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2016(c)	$3	34	16	53

(a)

Net interest rate derivatives include derivative assets and liabilities of $34 and $4, respectively, as of June 30, 2016. Net equity derivatives include derivative assets and liabilities of $327 and $99, respectively, as of June 30, 2016.

(b)	Includes certain residential mortgage loans held for sale that were transferred to held for investment.
(c)	Includes interest income and expense.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the six months ended June 30, 2015 ($ in millions)	Residential Mortgage Loans	Interest Rate Derivatives, Net(a)	Equity Derivatives, Net(a)	Total Fair Value

Balance, beginning of period	$108	10	366	484
Total gains (realized/unrealized):
Included in earnings	1	52	66	119
Sales	-	(1)	-	(1)
Settlements	(15)	(51)	13	(53)
Transfers into Level 3(b)	84	-	-	84

Balance, end of period	$178	10	445	633

The amount of total gains for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2015(c)	$1	14	66	81

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

The total gains and losses included in earnings for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015
Mortgage banking net revenue	$44	16	86	52
Corporate banking revenue	-	-	1	1
Other noninterest income	(31)	13	16	66
Total gains	$13	29	103	119

The total gains and losses included in earnings attributable to changes in unrealized gains and losses related to Level 3 assets and liabilities still held at June 30, 2016 and 2015 were recorded in the Condensed Consolidated Statements of Income as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2016	2015	2016	2015
Mortgage banking net revenue	$34	12	36	14
Corporate banking revenue	-	-	1	1
Other noninterest income	(31)	13	16	66
Total gains	$3	25	53	81

The following tables present information as of June 30, 2016 and 2015 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured at fair value on a recurring basis:

As of June 30, 2016 ($ in millions)

			Significant Unobservable	Ranges of	Weighted-
Financial Instrument	Fair Value	Valuation Technique	Inputs	Inputs	Average

Residential mortgage loans	$154	Loss rate model	Interest rate risk factor Credit risk factor	(5.2) - 16.3% 0 - 80.5%	5.0% 1.1%

IRLCs, net	34	Discounted cash flow	Loan closing rates	5.3 - 94.0%	75.5%

Stock warrant associated with Vantiv Holding, LLC	327	Black-Scholes option- pricing model	Expected term (years) Expected volatility(a)	2.0 - 13.0 21.6 - 27.4%	5.8 24.3%

Swap associated with the sale of Visa, Inc. Class B shares	(99)	Discounted cash flow	Timing of the resolution of the Covered Litigation	12/31/2018 - 12/31/2022	NM

(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2015 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted- Average

Residential mortgage loans	$178	Loss rate model	Interest rate risk factor Credit risk factor	(9.7) - 20.0% 0 - 85.5%	2.7% 0.9%

IRLCs, net	13	Discounted cash flow	Loan closing rates	34.3 - 88.9%	70.6%

Stock warrant associated with Vantiv Holding, LLC	500	Black-Scholes option- pricing model	Expected term (years) Expected volatility(a)	2.0 - 14.0 22.1 - 31.9%	5.9 25.9%

Swap associated with the sale of Visa, Inc. Class B shares	(55)	Discounted cash flow	Timing of the resolution of the Covered Litigation	9/30/2016 - 3/31/2021	NM

(a)	Based on historical and implied volatilities of Vantiv, Inc. and comparable companies assuming similar expected terms.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis; however, they are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables provide the fair value hierarchy and carrying amount of all assets that were held as of June 30, 2016 and 2015 and for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2016 and 2015, and the related gains and losses from fair value adjustments on assets sold during the period as well as assets still held as of the end of the period:

	Fair Value Measurements Using				Total (Losses) Gains	Total (Losses) Gains

As of June 30, 2016 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2016	For the six months ended June 30, 2016
Commercial loans held for sale	$-	-	20	20	(5)	(7)
Commercial and industrial loans	-	-	426	426	(19)	(66)
Commercial mortgage loans	-	-	67	67	(7)	(1)
Commercial construction loans	-	-	-	-	-	2
Commercial leases	-	-	3	3	(1)	(1)
MSRs	-	-	621	621	(45)	(131)
OREO	-	-	38	38	(6)	(9)
Bank premises and equipment	-	-	20	20	2	2
Operating lease equipment	-	-	38	38	(5)	(5)
Total	$-	-	1,233	1,233	(86)	(216)

	Fair Value Measurements Using				Total (Losses) Gains	Total (Losses) Gains

As of June 30, 2015 ($ in millions)	Level 1	Level 2	Level 3	Total	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Commercial loans held for sale	$-	-	15	15	(1)	3
Residential mortgage loans held for sale	-	-	91	91	(2)	(2)
Automobile loans held for sale	-	-	3	3	-	-
Commercial and industrial loans	-	-	397	397	2	(41)
Commercial mortgage loans	-	-	85	85	(4)	(17)
Residential mortgage loans	-	-	55	55	-	(1)
MSRs	-	-	854	854	87	39
OREO	-	-	46	46	(5)	(13)
Bank premises and equipment	-	-	130	130	(98)	(101)
Operating lease equipment	-	-	57	57	(4)	(34)
Total	$-	-	1,733	1,733	(25)	(167)

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present information as of June 30, 2016 and 2015 about significant unobservable inputs related to the Bancorp’s material categories of Level 3 financial assets and liabilities measured on a nonrecurring basis:

As of June 30, 2016 ($ in millions)

Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$20	Appraised value	Appraised value Cost to sell	NM NM	NM 10.0%
Commercial and industrial loans	426	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	67	Appraised value	Collateral value	NM	NM
Commercial construction loans	-	Appraised value	Collateral value	NM	NM
Commercial leases	3	Appraised value	Collateral value	NM	NM
MSRs	621	Discounted cash flow	Prepayment speed	0 - 100%	(Fixed) 15.0% (Adjustable) 26.9%
			OAS spread (bps)	404-1,515	(Fixed) 648 (Adjustable) 762
OREO	38	Appraised value	Appraised value	NM	NM
Bank premises and equipment	20	Appraised value	Appraised value	NM	NM
Operating lease equipment	38	Appraised value	Appraised value	NM	NM

As of June 30, 2015 ($ in millions)
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted-Average
Commercial loans held for sale	$15	Discounted cash flow	Discount spread	NM	4.4%
Residential mortgage loans held for sale	91	Loss rate model	Interest rate risk factor	(7.5) - 0.1%	(1.6)%
			Credit risk factor	NM	0.1%
Automobile loans held for sale	3	Discounted cash flow	Discount spread	NM	3.1%
Commercial and industrial loans	397	Appraised value	Collateral value	NM	NM
Commercial mortgage loans	85	Appraised value	Collateral value	NM	NM
Residential mortgage loans	55	Appraised value	Appraised value	NM	NM
MSRs	854	Discounted cash flow	Prepayment speed	1.0 - 100%	(Fixed) 7.6% (Adjustable) 32.7%
			OAS spread (bps)	430-1,750	(Fixed) 930 (Adjustable) 651
OREO	46	Appraised value	Appraised value	NM	NM
Bank premises and equipment	130	Appraised value	Appraised value	NM	NM
Operating lease equipment	57	Appraised value	Appraised value	NM	NM

Commercial loans held for sale

The Bancorp transferred $20 million and $25 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value during the three and six months ended June 30, 2016, respectively. The Bancorp transferred $26 million of commercial loans from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value during both the three and six months ended June 30, 2015. These loans had $5 million in fair value adjustments during both the three and six months ended June 30, 2016. These loans had $1 million in fair value adjustments during both the three and six months ended June 30, 2015. The fair value adjustments were generally based on either appraisals of the underlying collateral or were estimated by discounting future cash flows using the current market rates of loans to borrowers with similar credit characteristics, similar remaining maturities, prepayment speeds and loss severities and were, therefore, classified within Level 3 of the valuation hierarchy. Additionally, fair value adjustments on existing loans held for sale were immaterial for both the three and six months ended June 30, 2016 and were immaterial and $1 million for the three and six months ended June 30, 2015, respectively. The fair value adjustments were also based on appraisals of the underlying collateral. The Bancorp recognized an immaterial amount of losses on the sale of commercial loans held for sale during the three months ended June 30, 2016 compared to an immaterial amount of gains on the sale of commercial loans held for sale during the three months ended June 30, 2015. The Bancorp recognized $2 million in losses on the sale of commercial loans held for sale during the six months ended June 30, 2016 compared to $5 million in gains on the sale of commercial loans held for sale during the six months ended June 30, 2015.

The Accounting department determines the procedures for the valuation of commercial loans held for sale using appraised value which may include a comparison to recently executed transactions of similar type loans. A monthly review of the portfolio is performed for reasonableness. Quarterly, appraisals approaching a year old are updated and the Real Estate Valuation group, which reports to the Bancorp’s Chief Risk Officer, in conjunction with the Commercial Line of Business reviews the third party appraisals for reasonableness. Additionally, the Commercial Line of Business Finance department, which reports to the Bancorp’s Chief Financial Officer, in conjunction with the Accounting department reviews all loan appraisal values, carry values and vintages. The Treasury department, which reports to the Bancorp’s Chief Financial Officer, is responsible for the estimate of fair value adjustments when a discounted future cash flow valuation technique is employed.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Residential mortgage loans held for sale

During the three months ended June 30, 2015, the Bancorp transferred $233 million of residential mortgage loans from the portfolio to loans held for sale that upon transfer were measured at the lower of cost or fair value using significant unobservable inputs. Fair values were estimated based on mortgage-backed securities prices, interest rate risk and an internally developed credit component. These loans had fair value adjustments during both the three and six months ended June 30, 2015 totaling $2 million. The Secondary Marketing department, which reports to the Bancorp’s Head of the Consumer Bank, in conjunction with the Consumer Credit Risk department, which reports to the Bancorp’s Chief Risk Officer, is responsible for determining the valuation methodology for residential mortgage loans held for investment. The Secondary Marketing department reviews loss severity assumptions quarterly to determine if adjustments are necessary based on decreases in observable housing market data. This group also reviews trades in comparable benchmark securities and adjusts the values of loans as necessary. Consumer Credit Risk is responsible for the credit component of the fair value which is based on internally developed loss rate models that take into account historical loss rates and loss severities based on underlying collateral values.

Commercial loans held for investment

During the three and six months ended June 30, 2016 and 2015, the Bancorp recorded nonrecurring impairment adjustments to certain commercial and industrial loans, commercial mortgage loans, commercial construction loans and commercial leases held for investment. Larger commercial loans included within aggregate borrower relationship balances exceeding $1 million that exhibit probable or observed credit weaknesses are subject to individual review for impairment. The Bancorp considers the current value of collateral, credit quality of any guarantees, the guarantor’s liquidity and willingness to cooperate, the loan structure and other factors when evaluating whether an individual loan is impaired. When the loan is collateral dependent, the fair value of the loan is generally based on the fair value of the underlying collateral supporting the loan and therefore these loans are classified within Level 3 of the valuation hierarchy. In cases where the carrying value exceeds the fair value, an impairment loss is recognized. The fair values and recognized impairment losses are reflected in the previous tables. Commercial Credit Risk, which reports to the Bancorp’s Chief Risk Officer, is responsible for preparing and reviewing the fair value estimates for commercial loans held for investment.

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

MSRs

Mortgage interest rates decreased during both the three and six months ended June 30, 2016 and the Bancorp recognized temporary impairment in certain classes of the MSR portfolio and the carrying value was adjusted to the fair value. Mortgage interest rates increased during both the three and six months ended June 30, 2015 and the Bancorp recognized a recovery of temporary impairment in certain classes of the MSR portfolio and the carrying value was adjusted to the fair value. MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Bancorp estimates the fair value of MSRs using internal OAS models with certain unobservable inputs, primarily prepayment speed assumptions, OAS and weighted-average lives, resulting in a classification within Level 3 of the valuation hierarchy. Refer to Note 10 for further information on the assumptions used in the valuation of the Bancorp’s MSRs. The Secondary Marketing department and Treasury department are responsible for determining the valuation methodology for MSRs. Representatives from Secondary Marketing, Treasury, Accounting and Risk Management are responsible for reviewing key assumptions used in the internal OAS model. Two external valuations of the MSR portfolio are obtained from third parties that use valuation models in order to assess the reasonableness of the internal OAS model. Additionally, the Bancorp participates in peer surveys that provide additional confirmation of the reasonableness of key assumptions utilized in the MSR valuation process and the resulting MSR prices.

OREO

During the three and six months ended June 30, 2016 and 2015, the Bancorp recorded nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO and measured at the lower of carrying amount or fair value. These nonrecurring losses were primarily due to declines in real estate values of the properties recorded in OREO. These losses included $3 million and $5 million in losses, recorded as charge-offs, on new OREO properties transferred from loans during the three and six months ended June 30, 2016, respectively, and $3 million and $8 million for the three and six months ended June 30, 2015, respectively. These losses also included $3 million and $4 million in losses for the three and six months ended June 30, 2016, respectively, and $2 million and $5 million in losses for the three and six months ended June 30, 2015, respectively, recorded as negative fair value adjustments on OREO in other noninterest expense in the Condensed Consolidated Statements of Income subsequent to their transfer from loans. As discussed in the following paragraphs, the fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. The previous tables reflect the fair value measurements of the properties before deducting the estimated costs to sell.

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

Bank premises and equipment

The Bancorp performs assessments of the recoverability of long-lived assets when events or changes in circumstances indicate that their carrying values may not be recoverable. These properties are written down to their lower of cost or market values. At least annually thereafter, the Bancorp will review these properties for market fluctuations. The fair value amounts are generally based on appraisals of the property values, resulting in a classification within Level 3 of the valuation hierarchy. Corporate Facilities, which reports to the Bancorp’s Chief Administrative Officer, in conjunction with Accounting, are responsible for preparing and reviewing the fair value estimates for bank premises. For further information on bank premises and equipment and discussion on changes to the branch network, refer to Note 7.

Operating lease equipment

During the three months ended June 30, 2016, as well as the three and six months ended June 30, 2015, the Bancorp recorded nonrecurring impairment adjustments to certain operating lease equipment. When evaluating whether an individual asset is impaired, the Bancorp considers the current fair value of the asset, the changes in overall market demand for the asset and the rate of change in advancements associated with technological improvements that impact the demand for the specific asset under review. As part of this ongoing assessment, the Bancorp determined that the carrying values of certain operating lease equipment were not recoverable and as a result, the Bancorp recorded an impairment loss equal to the amount by which the carrying value of the assets exceeded the fair value. The fair value amounts were generally based on appraised values of the assets, resulting in a classification within Level 3 of the valuation hierarchy. The Commercial Leasing department, which reports to the Bancorp’s Chief Operating Officer, is responsible for preparing and reviewing the fair value estimates for operating lease equipment.

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

Fair value changes recognized in earnings for instruments held at June 30, 2016 and 2015 for which the fair value option was elected, as well as the changes in fair value of the underlying IRLCs, included gains of $45 million and $18 million for the six months ended June 30, 2016 and 2015, respectively. These gains are reported in mortgage banking net revenue in the Condensed Consolidated Statements of Income.

Valuation adjustments related to instrument-specific credit risk for residential mortgage loans measured at fair value negatively impacted the fair value of those loans by $2 million at both June 30, 2016 and December 31, 2015. Interest on residential mortgage loans measured at fair value is accrued as it is earned using the effective interest method and is reported as interest income in the Condensed Consolidated Statements of Income.

The following table summarizes the difference between the fair value and the unpaid principal balance for residential mortgage loans measured at fair value as of:

($ in millions)	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2016
Residential mortgage loans measured at fair value	$1,006	961	45
Past due loans of 90 days or more	1	2	(1)
Nonaccrual loans	1	1	-
December 31, 2015
Residential mortgage loans measured at fair value	$686	669	17
Past due loans of 90 days or more	2	2	-
Nonaccrual loans	2	2	-

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Certain Financial Instruments

The following tables summarize the carrying amounts and estimated fair values for certain financial instruments, excluding financial instruments measured at fair value on a recurring basis:

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of June 30, 2016 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,359	2,359	-	-	2,359
Other securities	605	-	605	-	605
Held-to-maturity securities	62	-	-	62	62
Other short-term investments	1,818	1,818	-	-	1,818
Loans held for sale	25	-	-	25	25
Portfolio loans and leases:
Commercial and industrial loans	42,800	-	-	43,981	43,981
Commercial mortgage loans	6,789	-	-	6,692	6,692
Commercial construction loans	3,692	-	-	3,436	3,436
Commercial leases	3,963	-	-	3,739	3,739
Residential mortgage loans	14,055	-	-	14,937	14,937
Home equity	7,927	-	-	8,790	8,790
Automobile loans	10,633	-	-	10,392	10,392
Credit card	2,077	-	-	2,437	2,437
Other consumer loans and leases	637	-	-	649	649
Unallocated ALLL	(117)	-	-	-	-
Total portfolio loans and leases, net	$92,456	-	-	95,053	95,053
Financial liabilities:
Deposits	$101,871	-	101,940	-	101,940
Federal funds purchased	108	108	-	-	108
Other short-term borrowings	3,979	-	3,979	-	3,979
Long-term debt	16,231	16,283	734	-	17,017

	Net Carrying Amount	Fair Value Measurements Using			Total Fair Value
As of December 31, 2015 ($ in millions)		Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$2,540	2,540	-	-	2,540
Other securities	604	-	604	-	604
Held-to-maturity securities	70	-	-	70	70
Other short-term investments	2,671	2,671	-	-	2,671
Loans held for sale	384	-	-	384	384
Portfolio loans and leases:
Commercial and industrial loans	41,479	-	-	41,802	41,802
Commercial mortgage loans	6,840	-	-	6,656	6,656
Commercial construction loans	3,190	-	-	2,918	2,918
Commercial leases	3,807	-	-	3,533	3,533
Residential mortgage loans	13,449	-	-	14,061	14,061
Home equity	8,234	-	-	8,948	8,948
Automobile loans	11,453	-	-	11,170	11,170
Credit card	2,160	-	-	2,551	2,551
Other consumer loans and leases	646	-	-	643	643
Unallocated ALLL	(115)	-	-	-	-
Total portfolio loans and leases, net	$91,143	-	-	92,282	92,282
Financial liabilities:
Deposits	$103,205	-	103,219	-	103,219
Federal funds purchased	151	151	-	-	151
Other short-term borrowings	1,507	-	1,507	-	1,507
Long-term debt	15,810	15,603	625	-	16,228

Cash and due from banks, other securities, other short-term investments, deposits, federal funds purchased and other short-term borrowings

For financial instruments with a short-term or no stated maturity, prevailing market rates and limited credit risk, carrying amounts approximate fair value. Those financial instruments include cash and due from banks, FHLB and FRB restricted stock, other short-term investments, certain deposits (demand, interest checking, savings, money market, foreign office deposits and other deposits), federal funds purchased, and other short-term borrowings excluding FHLB borrowings. Fair values for other time deposits, certificates of deposit $100,000 and over and FHLB borrowings were estimated using a DCF calculation that applies prevailing LIBOR/swap interest rates and a spread for new issuances with similar terms.

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

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

21. Business Segments

The Bancorp reports on four business segments: Commercial Banking, Branch Banking, Consumer Lending and Wealth and Asset Management (formerly Investment Advisors). Results of the Bancorp’s business segments are presented based on its management structure and management accounting practices. The structure and accounting practices are specific to the Bancorp; therefore, the financial results of the Bancorp’s business segments are not necessarily comparable with similar information for other financial institutions. The Bancorp refines its methodologies from time to time as management’s accounting practices and businesses change.

The Bancorp manages interest rate risk centrally at the corporate level by employing an FTP methodology. This methodology insulates the business segments from interest rate volatility, enabling them to focus on serving customers through the origination of loans and acceptance of deposits. The FTP system assigns charge rates and credit rates to classes of assets and liabilities, respectively, based on expected duration and the U.S. swap curve. Matching duration allocates interest income and interest expense to each business segment so its resulting net interest income is insulated from interest rate risk. In a rising rate environment, the Bancorp benefits from the widening spread between deposit costs and wholesale funding costs. However, the Bancorp’s FTP system credits this benefit to deposit-providing businesses, such as Branch Banking and Wealth and Asset Management, on a duration-adjusted basis. The net impact of the FTP methodology is captured in General Corporate and Other.

The Bancorp adjusts the FTP charge and credit rates as dictated by changes in interest rates for various interest-earning assets and interest-bearing liabilities and by the review of the estimated durations for the indeterminate-lived deposits. The credit rate provided for demand deposit accounts is reviewed annually based upon the account type, its estimated duration and the corresponding fed funds, U.S. swap curve or swap rate. The credit rates for several deposit products were reset January 1, 2016 to reflect the current market rates and updated market assumptions. These rates were generally higher than those in place during 2015, thus net interest income for deposit-providing businesses was positively impacted during 2016. FTP charge rates on assets were affected by the prevailing level of interest rates and by the duration and repricing characteristics of the portfolio. As overall market rates increased, the FTP charge increased for asset-generating businesses, thus negatively affecting net interest income during 2016. Credit rates for deposit products and charge rates for loan products may be reset periodically in response to changes in market conditions.

During the first quarter of 2016, the Bancorp refined its methodology for allocating provision expense to the business segments to include charges or benefits associated with changes in criticized commercial loan levels in addition to actual net charge-offs experienced by the loans and leases owned by each business segment. The results of operations and financial position for the three and six months ended June 30, 2015 were adjusted to reflect this change. Provision expense attributable to loan and lease growth and changes in ALLL factors are captured in General Corporate and Other. The financial results of the business segments include allocations for shared services and headquarters expenses. Additionally, the business segments form synergies by taking advantage of cross-sell opportunities and when funding operations by accessing the capital markets as a collective unit.

The results of operations and financial position for the three and six months ended June 30, 2015 were adjusted to reflect changes in internal expense allocation methodologies.

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

Branch Banking provides a full range of deposit and loan and lease products to individuals and small businesses through 1,191 full-service banking centers. Branch Banking offers depository and loan products, such as checking and savings accounts, home equity loans and lines of credit, credit cards and loans for automobiles and other personal financing needs, as well as products designed to meet the specific needs of small businesses, including cash management services.

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

Wealth and Asset Management provides a full range of investment alternatives for individuals, companies and not-for-profit organizations. In the second quarter of 2016, the Investment Advisors segment name was changed to Wealth and Asset Management to better reflect the services provided by the business segment. Wealth and Asset Management is made up of four main businesses: FTS, an indirect wholly-owned subsidiary of the Bancorp; ClearArc Capital, Inc., an indirect wholly-owned subsidiary of the Bancorp; Fifth Third Private Bank; and Fifth Third Institutional Services. FTS offers full service retail brokerage services to individual clients and broker dealer services to the institutional marketplace. ClearArc Capital, Inc. provides asset management services. Fifth Third Private Bank offers holistic strategies to affluent clients in wealth planning, investing, insurance and wealth protection. Fifth Third Institutional Services provides advisory services for institutional clients including states and municipalities.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the three months ended:

June 30, 2016 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations	Total
Net interest income	$460	433	62	44	(97)		-	902
Provision for loan and lease losses	72	35	9	1	(26)		-	91
Net interest income after provision for loan and lease losses	388	398	53	43	(71)		-	811
Total noninterest income	236(c)	214(b)	80	100	3		(34)(a)	599
Total noninterest expense	355	409	122	108	23		(34)	983
Income (loss) before income taxes	269	203	11	35	(91)		-	427
Applicable income tax expense (benefit)	43	71	4	12	(32)		-	98
Net income (loss)	226	132	7	23	(59)		-	329
Less: Net income attributable to noncontrolling interests	-	-	-	-	(4)		-	(4)
Net income (loss) attributable to Bancorp	226	132	7	23	(55)		-	333
Dividends on preferred stock	-	-	-	-	23		-	23
Net income (loss) available to common shareholders	$226	132	7	23	(78)		-	310
Total goodwill	$613	1,655	-	148	-		-	2,416
Total assets	$60,042	54,220	22,598	8,399	(1,634	)(d)	-	143,625
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $1 for branches and land. For more information refer to Note 7 and Note 20.
(c)	Includes impairment charges of $5 for operating lease equipment. For more information refer to Note 20.
(d)	Includes bank premises and equipment of $52 classified as held for sale. For more information, refer to Note 7.

June 30, 2015 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other		Eliminations	Total
Net interest income	$402	376	63	29	17		-	887
Provision for loan and lease losses	37	36	8	1	(3)		-	79
Net interest income after provision for loan and lease losses	365	340	55	28	20		-	808
Total noninterest income	232(c)	94(b)	122	103	44		(39)(a)	556
Total noninterest expense	348	404	113	115	6		(39)	947
Income before income taxes	249	30	64	16	58		-	417
Applicable income tax expense	38	11	23	6	30		-	108
Net income	211	19	41	10	28		-	309
Less: Net income attributable to noncontrolling interests	-	-	-	-	(6)		-	(6)
Net income attributable to Bancorp	211	19	41	10	34		-	315
Dividends on preferred stock	-	-	-	-	23		-	23
Net income available to common shareholders	$211	19	41	10	11		-	292
Total goodwill	$613	1,655	-	148	-		-	2,416
Total assets(e)	$58,688	52,508	22,534	10,264	(2,366	)(d)	-	141,628
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $98 for branches and land. For more information, refer to Note 7 and Note 20.
(c)	Includes impairment charges of $4 for operating lease equipment. For more information, refer to Note 20.
(d)	Includes bank premises and equipment of $84 classified as held for sale. For more information, refer to Note 7.
(e)

Upon adoption of ASU 2015-03 on January 1, 2016, the June 30, 2015 Condensed Consolidated Balance Sheet was adjusted to reflect the reclassification of $30 of debt issuance costs from other assets to long-term debt. For further information refer to Note 3.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the results of operations and assets by business segment for the six months ended:

June 30, 2016 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations	Total
Net interest income	$911	859	122	87	(174)	-	1,805
Provision for loan and lease losses	137	69	21	1	(18)	-	210
Net interest income after provision for loan and lease losses	774	790	101	86	(156)	-	1,595
Total noninterest income	457(c)	401(b)	164	202	78	(67)(a)	1,235
Total noninterest expense	716	820	240	215	44	(67)	1,968
Income (loss) before income taxes	515	371	25	73	(122)	-	862
Applicable income tax expense (benefit)	77	131	9	25	(36)	-	206
Net income (loss)	438	240	16	48	(86)	-	656
Less: Net income attributable to noncontrolling interests	-	-	-	-	(4)	-	(4)
Net income (loss) attributable to Bancorp	438	240	16	48	(82)	-	660
Dividends on preferred stock	-	-	-	-	38	-	38
Net income (loss) available to common shareholders	$438	240	16	48	(120)	-	622
Total goodwill	$613	1,655	-	148	-	-	2,416
Total assets	$60,042	54,220	22,598	8,399	(1,634)(d)	-	143,625

(a)    Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.

(b)    Includes impairment charges of $3 for branches and land. For more information refer to Note 7 and Note 20.

(c)    Includes impairment charges of $5 for operating lease equipment. For more information refer to Note 20.

(d)    Includes bank premises and equipment of $52 classified as held for sale. For more information, refer to Note 7.

June 30, 2015 ($ in millions)	Commercial Banking	Branch Banking	Consumer Lending	Wealth and Asset Management	General Corporate and Other	Eliminations	Total
Net interest income	$794	752	125	58	5	-	1,734
Provision for loan and lease losses	77	78	22	3	(32)	-	148
Net interest income after provision for loan and lease losses	717	674	103	55	37	-	1,586
Total noninterest income	404(c)	270(b)	251	212	126	(76)(a)	1,187
Total noninterest expense	696	803	216	231	1	(76)	1,871
Income before income taxes	425	141	138	36	162	-	902
Applicable income tax expense	53	50	49	12	68	-	232
Net income	372	91	89	24	94	-	670
Less: Net income attributable to noncontrolling interests	-	-	-	-	(6)	-	(6)
Net income attributable to Bancorp	372	91	89	24	100	-	676
Dividends on preferred stock	-	-	-	-	38	-	38
Net income available to common shareholders	$372	91	89	24	62	-	638
Total goodwill	$613	1,655	-	148	-	-	2,416
Total assets(e)	$58,688	52,508	22,534	10,264	(2,366)(d)	-	141,628
(a)	Revenue sharing agreements between wealth and asset management and branch banking are eliminated in the Condensed Consolidated Statements of Income.
(b)	Includes impairment charges of $102 for branches and land. For more information refer to Note 7 and Note 20.
(c)	Includes impairment charges of $34 for operating lease equipment. For more information refer to Note 20.
(d)	Includes bank premises and equipment of $84 classified as held for sale. For more information, refer to Note 7.
(e)

Upon adoption of ASU 2015-03 on January 1, 2016, the June 30, 2015 Condensed Consolidated Balance Sheet was adjusted to reflect the reclassification of $30 of debt issuance costs from other assets to long-term debt. For further information refer to Note 3.

Fifth Third Bancorp and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

22. Subsequent Events

On July 27, 2016, the Bancorp entered into an agreement with Vantiv, Inc. under which a portion of its TRAs with Vantiv, Inc. was terminated and settled in full for consideration of a cash payment in the amount of $116 million from Vantiv, Inc. Under the agreement, the Bancorp terminated and settled certain TRA cash flows it expected to receive in the years 2019 to 2035, totaling an estimated $331 million. The Bancorp expects to recognize the pre-tax gain of $116 million from this settlement in the third quarter of 2016.

Additionally, the agreement provides that Vantiv, Inc. may be obligated to pay up to a total of approximately $171 million to the Bancorp to terminate and settle certain remaining TRA cash flows, totaling an estimated $394 million, upon the exercise of certain call options by Vantiv, Inc. or certain put options by the Bancorp. If the associated call options or put options are exercised, 10% of the obligations would be settled with respect to each quarter in 2017 and 15% of the obligations would be settled with respect to each quarter in 2018. The Bancorp expects to recognize a pre-tax gain and corresponding receivable of approximately $163 million in the third quarter of 2016 associated with these options.

This agreement does not impact the TRA payments expected to be recognized in the fourth quarter of 2016 and the fourth quarter of 2017 which are expected to be received in the first quarter of 2017 and the first quarter of 2018, respectively.

On August 2, 2016, the Bancorp entered into an accelerated share repurchase transaction with a counterparty pursuant to which the Bancorp will pay approximately $240 million on August 5, 2016 to repurchase shares of its outstanding common stock. The Bancorp is repurchasing the shares of its common stock as part of its Board approved 100 million share repurchase program previously announced on March 16, 2016. The Bancorp expects the settlement of the transaction to occur on or before November 2, 2016.

PART II. OTHER INFORMATION

Legal Proceedings (Item 1)

Refer to Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 for information regarding legal proceedings.

Risk Factors (Item 1A)

The corresponding risk factors previously disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, are amended and restated as follows:

Changes in interest rates could affect Fifth Third’s income and cash flows.

Fifth Third’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond Fifth Third’s control, including general economic conditions in the U.S. or abroad and the policies of various governmental and regulatory agencies (in particular, the FRB). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if Fifth Third does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. Fluctuations in these areas may adversely affect Fifth Third and its shareholders.

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

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions and their holding companies, the FRB, the FDIC, the CFPB and the Ohio Division of Financial Institutions have the authority to compel or restrict certain actions by Fifth Third and its banking subsidiary, Fifth Third Bank. Fifth Third and its banking subsidiary are subject to such supervisory authority and, more generally, must, in certain instances, obtain prior regulatory approval before engaging in certain activities or corporate decisions. There can be no assurance that such approvals, if required, would be forthcoming or that such approvals would be granted in a timely manner. Failure to receive any such approval, if required, could limit or impair Fifth Third’s operations, restrict its growth and/or affect its dividend policy. Such actions and activities subject to prior approval include, but are not limited to, increasing dividends paid by Fifth Third or its banking subsidiary, entering into a merger or acquisition transaction, acquiring or establishing new branches, and entering into certain new businesses.

The Bancorp is a bank holding company and a financial holding company. Failure by the Bancorp or Fifth Third Bank to meet the applicable eligibility requirements for financial holding company status (including capital and management requirements and that Fifth Third Bank maintain at least a “Satisfactory” CRA rating) may result in restrictions on certain activities of the Bancorp, including the commencement of new activities and mergers with or acquisitions of other financial institutions, and could ultimately result in the loss of financial holding company status.

In the wake of the most recent global financial crisis, Fifth Third and other financial institutions more generally have been subjected to increased scrutiny from government authorities, including bank regulatory authorities, stemming from broader systemic regulatory concerns, including with respect to stress testing, capital levels, asset quality, provisioning, AML/BSA, consumer compliance and other prudential matters and efforts to ensure that financial institutions take steps to improve their risk management and prevent future crises.

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

In July 2016, the FRB announced that Fifth Third Bank received a rating of “Needs to Improve” on its CRA examination for the period covering 2011-2013 following its periodic examination to determine Fifth Third Bank’s compliance with the CRA from 2011 through 2013. While Fifth Third Bank’s CRA rating is “Needs to Improve” the Bancorp and Fifth Third Bank face limitations and conditions on certain activities (including the commencement of new activities and merger with or acquisitions of other financial institutions) and the potential loss of financial holding company status. As a result of these limitations and conditions, Fifth Third may be unable or may fail to pursue, evaluate or complete transactions that might have been strategically or competitively significant. The Bank’s next CRA examination is expected to commence during the fourth quarter of 2016.

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the second quarter of 2016.

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

Date: August 5, 2016

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer