Form 10-K/A
period 2015-12-31
FIFTH THIRD BANCORP
filed 2016-11-09
CIK 35527

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

    Only those sections of the 2015 Annual Report to Shareholders that are specified in the Cross Reference Index constitute part of the Registrant’s Form 10-K for the year ended December 31, 2015. No other information contained in the 2015 Annual Report to Shareholders shall be deemed to constitute any part of this Form 10-K nor shall any such information be incorporated into the Form 10-K and shall not be deemed “filed” as part of the Registrant’s Form 10-K.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to Fifth Third Bancorp’s (the “Bancorp” or “Fifth Third”) Annual Report (“Annual Report”) on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”), is being filed solely for the purpose of amending and restating in their entirety (i) Part II, Item 5 (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities) of the Annual Report, to report sales of equity securities of the Bancorp offered under certain employee benefit plans, and (ii) Part II, Item 9A (Controls and Procedures) of the Annual Report (as contained in “Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting” in the 2015 Annual Report to Shareholders of the Bancorp), to amend the conclusions regarding the adequacy of Fifth Third Bancorp’s disclosure controls and procedures as of December 31, 2015.

In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Securities Exchange Act”), Part II, Item 5 and Part II, Item 9A of the Original Filing have been amended and restated in its entirety, and Part IV, Item 15 of the Original Filing has been amended solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act and a new consent of Deloitte & Touche LLP, an independent registered public accounting firm. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

2015 ANNUAL REPORT INDEX

The following Index only includes items that are being amended by this Amendment No. 1. Pages referenced below refer to the page numbers in the Original Filing, as amended by this Amendment No. 1 when applicable.

Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting	82
Report of Independent Registered Public Accounting Firm	83
(Attestation Report of the Registered Public Accounting Firm as to Internal Control over Financial Reporting only)
Annual Report on Form 10-K/A	171

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Bancorp conducted an evaluation, under the supervision and with the participation of the Bancorp’s management, including the Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). The disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Bancorp files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and information is accumulated and communicated to management on a timely basis. Based on the evaluation, as of the end of the period covered by this report, the Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that the Bancorp’s disclosure controls and procedures were not effective, because of deficiencies in the Bancorp’s policies and procedures relating to the registration of, and prospectus delivery with respect to, the Bancorp’s employee benefit plans as described in Part II, Item 5 (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities).

Greg D. Carmichael	Tayfun Tuzun
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
November 9, 2016	November 9, 2016

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

CHANGES IN INTERNAL CONTROLS

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

Cincinnati, Ohio

February 25, 2016

83  Fifth Third Bancorp

ANNUAL REPORT ON FORM 10-K/A

Form 10-K/A Cross Reference Index

The following Index only includes items that are being amended by this Amendment No. 1. Pages referenced herein refer to the page numbers in the Original Filing, as amended by this Amendment No. 1 when applicable.

171  Fifth Third Bancorp

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

FIFTH THIRD BANCORP VS. MARKET INDICES

181  Fifth Third Bancorp

Shares Issued Under Certain Employee Benefit Plans

During the third quarter of 2016, the Bancorp determined that a number of shares of Fifth Third Bancorp common stock offered under our 401(k) Plan were previously inadvertently omitted from inclusion on the corresponding S-8 registration statements, that a number of securities granted under Fifth Third’s Employee Stock Purchase Plan (“ESPP”) and incentive compensation plans were granted without appropriate prospectus delivery, and that deferred compensation obligations owed in respect of the Fifth Third Bancorp Nonqualified Deferred Compensation Plan may have been required to be registered. As a result, the Bancorp estimates that (i) approximately 1,655,905 unregistered shares were sold through the 401(k) Plan during the twelve months ended December 31, 2015; (ii) approximately 558,184 shares were purchased through the ESPP during the twelve months ended December 31, 2015; (iii) approximately 4,558,866 restricted shares and 5,208,540 stock appreciation rights (“SARs”) were awarded under our incentive compensation plans during the twelve months ended December 31, 2015; (iv) approximately 125,762 options and 3,242,263 SARs were exercised during the twelve months ended December 31, 2015, at a weighted average option exercise price (or, in the case of SARs, mean grant date price per share) of $13.59; and (v) approximately $7,581,936 in aggregate deferrals were made under the Nonqualified Deferred Compensation Plan during the twelve months ended December 31, 2015.

The Bancorp expects to file the required Forms S-8 and make a voluntary rescission offer to eligible plan participants during the fourth quarter of 2016 in order to remediate the registration and prospectus delivery defects. The Bancorp has also corrected the prospectus delivery defect in the intervening period subsequent to the third quarter of 2016. Based on the market price of Fifth Third Bancorp’s common stock in October 2016, the Bancorp does not expect that the exercise of any applicable rescission rights will have a material impact on its results of operations, financial condition, or liquidity.

181a Fifth Third Bancorp

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Exhibits listed under Part IV, Item 15 of the Original Filing are hereby amended solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act and a new consent of the independent registered public accounting firm:

23	Consent of Independent Registered Public Accounting Firm
31(i)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31(ii)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

182  Fifth Third Bancorp

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

FIFTH THIRD BANCORP
Registrant
/s/ Greg D. Carmichael
Greg D. Carmichael
President and CEO
Principal Executive Officer
November 9, 2016