Form 10-Q/A
period 2016-03-31
FIFTH THIRD BANCORP
filed 2016-11-09
CIK 35527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to Fifth Third Bancorp’s (the “Bancorp” or “Fifth Third”) Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “Original Filing”), is being filed solely for the purpose of amending and restating in their entirety (i) Part I, Item 4 (Controls and Procedures) to amend the conclusions regarding the adequacy of the Bancorp’s disclosure controls and procedures as of March 31, 2016, and (ii) Part II, Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), to report sales of equity securities of the Bancorp offered under certain employee benefit plans.

In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Securities Exchange Act”), Part I, Item 4 and Part II, Item 2 of the Original Filing have been amended and restated in its entirety, and Part II, Item 6 (Exhibits) of the Original Filing has been amended solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

FORM 10-Q/A INDEX

Part I. Financial Information
Controls and Procedures (Item 4)	2

Part II. Other Information
Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)	3
Exhibits (Item 6)	4
Signatures	5
Certifications

Part I. Financial Information

Controls and Procedures (Item 4)

The Bancorp conducted an evaluation, under the supervision and with the participation of the Bancorp’s management, including the Bancorp’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). The disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Bancorp files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and information is accumulated and communicated to the Bancorp’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, as of the end of the period covered by this report, the Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that the Bancorp’s disclosure controls and procedures were not effective, because of deficiencies in the Bancorp’s policies and procedures relating to the registration of, and prospectus delivery with respect to, the Bancorp’s employee benefit plans as described in Part II, Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds).

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

PART II. OTHER INFORMATION

Unregistered Sales of Equity Securities and Use of Proceeds (Item 2)

Refer to the “Capital Management” section within Management’s Discussion and Analysis in Part I, Item 2 for information regarding purchases and sales of equity securities by the Bancorp during the first quarter of 2016.

Shares Issued Under Certain Employee Benefit Plans

During the third quarter of 2016, the Bancorp determined that a number of shares of Fifth Third Bancorp common stock offered under our 401(k) Plan were previously inadvertently omitted from inclusion on the corresponding S-8 registration statements, that a number of securities granted under Fifth Third’s Employee Stock Purchase Plan (“ESPP”) and incentive compensation plans were granted without appropriate prospectus delivery, and that deferred compensation obligations owed in respect of the Fifth Third Bancorp Nonqualified Deferred Compensation Plan may have been required to be registered. As a result, the Bancorp estimates that (i) approximately 1,080,892 unregistered shares were sold through the 401(k) Plan during the three months ended March 31, 2016; (ii) approximately 178,630 shares were purchased through the ESPP during the three months ended March 31, 2016; (iii) approximately 768,682 restricted shares and 845,190 stock appreciation rights (“SARs”) were awarded under our incentive compensation plans during the three months ended March 31, 2016; (iv) approximately 38,828 options and 271,754 SARs were exercised during the three months ended March 31, 2016, at a weighted average option exercise price (or, in the case of SARs, mean grant date price per share) of $13.13; and (v) approximately $4,902,506 in aggregate deferrals were made under the Nonqualified Deferred Compensation Plan during the three months ended March 31, 2016.

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

PART II. OTHER INFORMATION

Exhibits (Item 6)

The Exhibits listed under Part II, Item 6 of the Original Filing are hereby amended solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act.

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

Date: November 9, 2016

/s/ Tayfun Tuzun
Tayfun Tuzun
Executive Vice President and
Chief Financial Officer