Form 10-Q/A
period 2016-06-30
FIFTH THIRD BANCORP
filed 2016-11-09
CIK 35527

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to Fifth Third Bancorp’s (the “Bancorp” or “Fifth Third”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Original Filing”), is being filed solely for the purpose of amending and restating in their entirety (i) Part I, Item 4 (Controls and Procedures) to amend the conclusions regarding the adequacy of the Bancorp’s disclosure controls and procedures as of June 30, 2016, and (ii) Part II, Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), to report sales of equity securities of the Bancorp offered under certain employee benefit plans.

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

Shares Issued Under Certain Employee Benefit Plans

During the third quarter of 2016, the Bancorp determined that a number of shares of Fifth Third Bancorp common stock offered under our 401(k) Plan were previously inadvertently omitted from inclusion on the corresponding S-8 registration statements, that a number of securities granted under Fifth Third’s Employee Stock Purchase Plan (“ESPP”) and incentive compensation plans were granted without appropriate prospectus delivery, and that deferred compensation obligations owed in respect of the Fifth Third Bancorp Nonqualified Deferred Compensation Plan may have been required to be registered. As a result, the Bancorp estimates that (i) approximately 329,557 unregistered shares were sold through the 401(k) Plan during the three months ended June 30, 2016; (ii) approximately 153,994 shares were purchased through the ESPP during the three months ended June 30, 2016; (iii) approximately 4,086,178 restricted shares and 5,519,879 stock appreciation rights (“SARs”) were awarded under our incentive compensation plans during the three months ended June 30, 2016; (iv) approximately 4,400 options and 1,118,414 SARs were exercised during the three months ended June 30, 2016, at a weighted average option exercise price (or, in the case of SARs, mean grant date price per share) of $13.99; and (v) approximately $965,447 in aggregate deferrals were made under the Nonqualified Deferred Compensation Plan during the three months ended June 30, 2016.

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